Form 10-Q
period 1998-03-31
EQUITY ONE INC
filed 1998-06-19
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                          Commission File No. 0001042810

                                EQUITY ONE, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                    1600 N.E. MIAMI GARDENS DRIVE, SUITE 200
                          N. MIAMI BEACH, FLORIDA 33179
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 947-1664
                 ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

           MARYLAND                                       52-1794271
-------------------------------              -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]           No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock par value $.01 outstanding was 10,238,528 as of the close of business on June 18, 1998.

EQUITY ONE, INC.
INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 1998

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets-
         As of March 31, 1998 (unaudited) and December 31, 1997

         Condensed Consolidated Statements of Operations-
         For the three months ended March 31, 1998 and 1997 (unaudited)

         Condensed Consolidated Statements of Stockholders' Equity
         For the three months ended March 31, 1998 and 1997 (unaudited)

         Condensed Consolidated Statements of Cash Flows-
         For the three months ended March 31, 1998 and 1997 (unaudited)

         Notes to the Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

ITEM 1.  FINANCIAL STATEMENTS

EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

------------------------------------------------------------------------------------------------------------------

                                                                      MARCH 31,
ASSETS                                                                  1998         DECEMBER 31,
                                                                     (UNAUDITED)         1997
Rental Properties:
  Land                                                             $        41,814   $        40,458
  Construction in progress                                                   2,538             2,094
  Building and improvements                                                 91,011            83,889
                                                                   ----------------  ----------------
                                                                           135,363           126,441
Accumulated depreciation                                                    (7,838)           (7,191)
                                                                   ----------------  ----------------
  Rental properties, net                                                   127,525           119,250
Cash and cash equivalents                                                    1,656             2,598
Accounts and other receivables, net                                            670               892
Securities available for sale                                                   38                45
Deposits                                                                     1,158             1,339
Prepaid and other assets                                                     1,262             1,252
Deferred expenses, net                                                       1,665             1,527
                                                                   ----------------  ----------------
     Total assets                                                  $       133,974   $       126,903
                                                                   ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                                           $        76,266   $        71,004
  Line of credit                                                             2,000                 0
  Accounts payable and accrued expenses                                      1,248             1,281
  Tenants' security deposits                                                   798               764
  Deferred rental income                                                       169               274
                                                                   ----------------  ----------------
     Total liabilities                                                      80,481            73,323
                                                                   ----------------  ----------------

Stockholders' equity:
  Common stock                                                                  69                69
  Additional paid-in capital                                                54,949            55,036
  Notes receivable from stock sales                                         (1,525)           (1,525)
  Retained earnings                                                              0                 0
                                                                   ----------------  ----------------
     Total stockholders' equity                                             53,493            53,580

                                                                   ----------------  ----------------
Total liabilities and stockholders' equity                         $       133,974   $       126,903
                                                                   ================  ================



See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

---------------------------------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED
                                                                 MARCH 31,          MARCH 31,
                                                                   1998               1997
                                                                          (UNAUDITED)
REVENUES:
  Rental income                                                   $      5,322       $     4,679
  Investment revenue                                                        72               127
                                                                  ------------       -----------
   Total revenues                                                        5,394             4,806
                                                                  ------------       -----------


COSTS AND EXPENSES:
  Operating expenses                                                     1,177             1,090
  Depreciation and amortization                                            658               584
  Interest                                                               1,485             1,493
  General and administrative expenses                                      434               474
                                                                  ------------       -----------

    Total costs and expenses                                             3,754             3,641
                                                                  ------------       -----------

NET INCOME                                                        $      1,640       $     1,165
                                                                  ============       ===========

EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE                                          $       0.24       $      0.20
                                                                  ============       ===========

NUMBER OF SHARES USED IN COMPUTING
  BASIC EARNINGS PER SHARE                                               6,908             5,766
                                                                  ============       ===========

DILUTED EARNINGS PER SHARE                                        $       0.23       $      0.17
                                                                  ============       ===========

NUMBER OF SHARES USED IN COMPUTING
  DILUTED EARNINGS PER SHARE                                             7,247             7,011
                                                                  ============       ===========



See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (IN THOUSANDS) FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------

                                                                                NOTES                            TOTAL
                                                             ADDITIONAL       RECEIVABLE                        STOCK-
                                                 COMMON        PAID-IN           FROM          RETAINED        HOLDERS'
                                                  STOCK        CAPITAL       STOCK SALES       EARNINGS         EQUITY
BALANCE,
  JANUARY 1, 1998                              $      69     $  55,036       $  (1,525)                       $  53,580

  Net income                                                                                 $   1,640            1,640

  Dividends paid                                                   (87)                         (1,640)          (1,727)
                                               ---------     ---------       ---------       ---------        ---------


BALANCE,
  MARCH 31, 1998 (Unaudited)                   $      69     $  54,949       $  (1,525)      $       0        $  53,493
                                               =========     =========       =========       =========        =========


BALANCE,
  JANUARY 1, 1997                              $      58     $  44,562       $  (1,525)                        $ 43,095

  Net income                                                                                   $ 1,165            1,165

  Dividends paid                                                   (75)                         (1,165)          (1,240)
                                               ---------     ---------       ---------       ---------        ---------

BALANCE,
  MARCH 31, 1997 (Unaudited)                   $      58     $  44,487       $  (1,525)      $       0        $  43,020
                                               =========     =========       =========       =========        =========



See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

--------------------------------------------------------------------------------------------------------

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                              1998         1997
                                                                                 (UNAUDITED)

OPERATING ACTIVITIES:

  Net income                                                                $    1,640   $    1,165
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                  690          690
    Changes in assets and liabilities :
        Accounts and other receivables, net                                        222          206
        Deposits                                                                  (269)        (412)
        Prepaid and other assets                                                   (22)         (65)
        Accounts payable and accrued expenses                                      (33)         273
        Tenants' security deposits                                                  34           15
        Deferred rental income                                                    (105)        (100)
                                                                            ----------   ----------
        Net cash provided by operating activities                                2,157        1,772
                                                                            ----------   ----------

INVESTING ACTIVITIES:

  Acquisition of rental property                                                (6,768)      (3,752)
  Improvements to rental property                                               (1,710)        (188)
  Construction costs incurred                                                     (444)           0
  Purchases of securities                                                            0       (1,300)
  Sales and prepayments of securities                                                7        1,380
  Change in deposits for acquisition of rental property                            450            0
                                                                            ----------   ----------
        Net cash used in investing activities                                   (8,465)      (3,860)
                                                                            ----------   ----------

FINANCING ACTIVITIES:

  Repayments of mortgage notes payable                                          (2,438)     (13,569)
  Borrowings under mortgage notes payable                                        7,700       16,148
  Borrowings under line of credit                                                2,000            0
  Cash dividends paid to stockholders                                           (1,727)      (1,240)
  Deferred expenses, net                                                          (169)         (22)
                                                                            ----------   ----------
        Net cash provided by financing activities                                5,366        1,317
                                                                            ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (942)        (771)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,598        1,951
                                                                            ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    1,656   $    1,180
                                                                            ==========   ==========


SUPPLEMENTAL DISCLOSURE:
  Cash paid for interest, net of amount capitalized                         $    1,429   $    1,364
                                                                            ==========   ==========



See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
AND DECEMBER 31, 1997
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Equity One, Inc. and subsidiaries (collectively, the "Company") as of March 31, 1998 and 1997 and for the three months then ended, have been prepared by the Company which is responsible for their integrity and objectivity and should be read in conjunction with the Company's December 31, 1997 annual consolidated financial statements and the related notes.

     To the best of management's knowledge and belief, the statements and related information were prepared in conformity with generally accepted accounting principles and are based on recorded transactions and management's best estimates and judgments. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

     The financial statements as of March 31, 1998 and 1997 and for the three months then ended, include, in the opinion of management, all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations of the Company for the periods indicated.

2.   SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies applied in the preparation of the condensed consolidated financial statements are identical to those applied in the preparation of the most recent annual consolidated financial statements.

3.    EARNINGS PER SHARE

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations. The Company adopted SFAS No. 128 during the year ended December 31, 1997. Basic earnings per share is computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Earnings per share for all prior periods presented has been restated to conform with SFAS No. 128.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS









OVERVIEW

         The following should be read in conjunction with the Condensed Consolidated Financial Statements of Equity One, Inc., including the notes thereto, which are included elsewhere herein.

         The Company receives income primarily from rental revenue (including recoveries from tenants) from its existing property portfolio. As a result of the Company's acquisition and redevelopment programs, the financial data shows increases in total revenue from period to period, largely attributable to the acquisition of properties placed into operation either during the period or during the preceeding year and the benefit of a full period of rental and other revenue for properties acquired or placed into operation in the preceding year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997



         Total revenues increased by approximately $600,000, or 12.2%, to $5.4 million for the three months ended March 31, 1998 from $4.8 million for the comparable period of 1997. The increase resulted primarily from the acquisition of a new supermarket anchored shopping center located in Lantana, Florida in January, 1998 ("Lantana Village"), a new supermarket anchored shopping center located in Jacksonville, Florida in January, 1997 ("Monument Pointe"), and a redevelopment property located in North Miami Beach, Florida in August, 1997 ("Sky Lake").

         Operating expenses increased by approximately $100,000, or 8.0%, to $1.2 million for the three months ended March 31, 1998 from $1.1 million for the comparable period of 1997. The increase resulted primarily from an increase in real estate taxes of $68,000 and an increase in utility costs of $16,000 related to the Company's acquisition of Lantana Village in January 1998, Monument Pointe in January 1997 and Sky Lake in August 1997.

         Depreciation and amortization expense increased by $74,000, or 12.7%, to $658,000 for the three months ended March 31, 1998, from $584,000 for the comparable period of 1997. The increase resulted primarily from the acquisition of Lantana Village in January 1998, Monument Pointe in January 1997 and Sky Lake in August 1997.

         Interest expense decreased by $8,000, or 0.5%, for the three months ended March 31, 1998, compared to the three months ended March 31, 1997 primarily as a result of the Company's use of proceeds from its issuance of capital stock during 1997 to reduce mortgage indebtedness.

         General and administrative expenses decreased by $40,000, or 8.4%, to $434,000 for the three months ended March 31, 1998 from $474,000 for the comparable period of 1997. The decrease resulted primarily from a decrease in expenses of $29,000 in connection with the management of the Company's properties and a decrease in consulting fees of $11,000. General and administrative expenses as a percentage of total revenue decreased to 8.0% for the three months ended March 31, 1998 from 9.9% for the comparable period of 1997 due to efficiencies based in part on owning more properties in a concentrated area.

         As a result of the foregoing, net income increased by approximately $500,000, or 40.8%, to $1.6 million for the three months ended March 31, 1998 compared to $1.1 million for the comparable period of 1997.

         FUNDS FROM OPERATIONS

         In March, 1995, the National Association of Real Estate Investment Trusts ("NAREIT") adopted the NAREIT White Paper on Funds from Operations (the "White Paper") which provided additional guidance on the calculation of funds from operations. The White Paper defines funds from operations as net income
(loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures ("FFO"). Management believes FFO is a helpful measure of the performance of an equity real estate investment trust ("REIT") because, along with cash flows from operating activities, investing activities and financing activities, it provides an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other equity REIT's, and accordingly, may not be comparable to such other REIT's. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with the net income as presented in the condensed consolidated financial statements and information included elsewhere herein. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

The following table illustrates the calculation of FFO for the three months ended March 31, 1998 and 1997 (unaudited), respectively:

THREE MONTHS ENDED MARCH 31,                                 1998        1997
-----------------------------------------------------------------------------

Net income                                                   $1,640      $1,165
Depreciation of real estate assets                              646         572
Amortization of leasing costs                                    13           9
Loan pre-payment penalty                                                     21
Write-off of unamortized loan costs related to
   repayment of mortgage indebtedness                                        76
Lease termination fees                                          (34)        (10)
--------------------------------------------------------------------------------
FUNDS FROM OPERATIONS                                        $2,265      $1,833
--------------------------------------------------------------------------------
FUNDS FROM OPERATIONS PER SHARE                               $0.31       $0.26
--------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)                 7,247       7,011
--------------------------------------------------------------------------------



FFO increased by approximately $500,000, or 23.6%, to $2.3 million for the three months ended March 31, 1998 from $1.8 million for the comparable period of 1997. The increase resulted primarily from the acquisition of Lantana Village in January 1998, Monument Pointe in January 1997, and Sky Lake in August 1997, as well as a reduction in the Company's outstanding mortgage indebtedness.

PRO FORMA RESULTS OF OPERATIONS

         The Company completed an initial public offering of an aggregate of 4,700,000 shares of common stock, par value $0.01 per share, on May 19, 1998. Of the 4,700,000 shares of common stock sold in the offering, 3,330,398 shares, generating net proceeds of approximately $33.5 million, were sold by the Company and 1,369,602 shares were sold by a stockholder of the Company.

         The following pro forma results of operations for the three months ended March 31, 1998 and 1997, respectively, gives effect to the initial public offering as if it had occurred at the beginning of each period. Pro forma adjustments assume application of the net proceeds of the offering to purchase properties, retire mortgage indebtedness and other related adjustments. The following pro forma financial information is not necessarily indicative of the results of operations which would have been reported if the offering had occurred on the dates or for the periods indicated.

The three months ended March 31, 1998 and 1997 pro forma results of operations would have been as follows :

                                                                            THREE MONTHS ENDED
                                                                       MARCH 31,        MARCH 31,
                                                                         1998             1997
                                                                               UNAUDITED
REVENUES:
  Rental Income                                                        $5,778           $5,135
  Investment revenue                                                      117              139
                                                                       ------           ------
   Total revenues                                                       5,895            5,274
                                                                       ------           ------

COSTS AND EXPENSES:
  Operating expenses                                                    1,272            1,188
  Depreciation and amortization                                           729              655
  Interest                                                              1,242            1,286
  General and administrative expenses                                     434              474
                                                                       ------           ------
   Total costs and expenses                                             3,677            3,603
                                                                       ------           ------

NET INCOME                                                             $2,218           $1,671
                                                                       ======           ======

EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE                                                $0.22            $0.18
                                                                        =====            =====

NUMBER OF SHARES USED IN COMPUTING BASIC
  EARNINGS PER SHARE                                                   10,239            9,097
                                                                       ======            =====

DILUTED EARNINGS PER SHARE                                              $0.21            $0.17
                                                                        =====            =====

NUMBER OF SHARES USED IN COMPUTING DILUTED                             10,504            9,640
  EARNINGS PER SHARE                                                   ======            =====

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the principal sources of funding for the Company's operations, including the renovation, expansion, development and acquisition of shopping centers, have been operating cash flows, the issuance of equity securities and mortgage loans. The Company's principal demands for liquidity are maintenance, repair and tenant improvements of existing properties, acquisitions and development activities, debt service and repayment obligations and distributions to its stockholders.

         As of March 31, 1998, the Company had total indebtedness of approximately $78.3 million, substantially all of which was fixed rate mortgage indebtedness bearing interest at a weighted average rate of 8.0% and collateralized by 17 of the Company's existing properties. Future scheduled annual maturities of mortgage notes payable for the periods ending March 31 are as follows: 1999 - $5.0 million, 2000 - $1.2 million, 2001 - $859,000, 2002 -
$3.8 million and 2003 - $9.2 million. The Company also has provided a $1.5 million letter of credit to secure certain obligations in connection with the acquisition of one of the Company's properties. This letter of credit is collateralized by a mixed-use property located in West Palm Beach, Florida.

         The Company has a $2.5 million line of credit (the "Line of Credit") with a financial institution which is currently due on demand, and is collateralized by the Company's principal office building located in Miami Beach, Florida. The Line of Credit bears interest at 0.50% over the Citibank, N.A. prime rate . The purpose of the Line of Credit is to provide working capital to the Company. As of March 31, 1998 and June 18, 1998 respectively, $2.0 million and $0 was outstanding under the Line of Credit.

         The Company has received a commitment for a $35.0 million revolving line of credit from the same financial institution providing the Line of Credit, which will be used to fund property acquisition and development activities (the "Acquisition Line of Credit") secured by certain of the Company's unencumbered properties. Advances under the Acquisition Line of Credit will bear interest at 225 basis points over LIBOR and will mature three years after the execution of a definitive loan document.

         The Company has one major redevelopment project under construction that will add an additional 240,000 square feet of retail space to the Company's portfolio. This project is expected to be completed during 1999. It is anticipated that future funding required for this project is estimated to be $15.0 million and will come from the proposed Acquistion Line of Credit. Management expects this development to have a positive effect on cash generated by operating activities and Funds from Operations.

         The Company believes, based on currently proposed plans and assumptions relating to its operations, that the proceeds of its initial public offering and the Company's existing financial arrangements, together with cash flow from operations will be sufficient to satisfy its cash requirements for a period of at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or the proceeds from the initial public offering or available financing arrangements prove to be insufficient to fund the Company's expansion and development efforts, the Company would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected.

         During the three months ended March 31, 1998, the Company declared a dividend of $0.25 per share. The dividend was paid on March 24, 1998 to stockholders of record on March 24, 1998.

         YEAR 2000 COSTS

         The Company, like most owners of computer software, will be required to modify certain portions of its software so that it will function properly in the year 2000. Maintenance or modification costs will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. Management believes these "year 2000" costs will be immaterial.

         INFLATION

         Most of the Company's leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on tenant's gross sales above predetermined levels, which rents generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

         The Company's financial results are affected by general economic conditions in the markets in which its properties are located. An economic recession, or other adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The properties are typically anchored by supermarkets, drug stores and other consumer necessity and service retailers which typically offer day-to-day necessities rather than luxury items. These types of tenants, in the experience of the Company, generally maintain more consistent sales performance during periods of adverse economic conditions.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS.

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in rental revenues and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward looking statements. These factors include, without limitation, increased competition, dependence on key tenants, geographic concentration, lack of development experience, reliance on key personnel and maintaining its REIT status. Results actually achieved may differ materially from expected results included in these forward looking statements as a result of these or other factors.

OTHER INFORMATION

Item 1.           Legal Proceedings
                  On February 26, 1998, Albertsons, Inc.("Albertsons") commenced an action against a subsidiary of the Company (the "Subsidiary") in the Circuit Court for the Eleventh Judicial District in and for Miami-Dade County, Florida, alleging breach of a letter agreement and seeking injunctive relief and the payment of damages in excess of $10,000,000 representing lost profits and other damages. This action was commenced in response to the Subsidiary's entering into a lease agreement with Publix Supermarkets Inc.("Publix") respecting Publix's lease of anchor space at Sky Lake. The complaint alleged that Albertsons and the Subsidiary entered into a letter agreemenet which the parties intended to be memorialized into a formal lease agreement and as to which the parties intended to be bound. The complaint further alleged that representatives of the Subsidiary had on several occasions verbally assured Albertsons that they had an agreement with respect to the lease of space at Sky Lake and that the Subsidiary was not negotiating with any other prospective tenant for the lease of the space to be occupied by Albertsons. The complaint also alleged that Albertsons incurred considerable expenses in connection with, among other things, the preparation of site evaluations, construction plans and surveys of the subject property. On March 18, 1998, the Company filed a motion to dismiss the complaint based upon various procedural grounds (the "Motion"). As set forth in the Motion, the Subsidiary asserted that it did not execute any lease agreement and that although the parties engaged in a series of negotiations there was never an offer and acceptance or a "meeting of the minds" respecting the lease of space at Sky Lake. At a hearing on the Motion held on March 26, 1998, the court dismissed with prejudice Albertsons' claim for specific performance upon finding that no written lease existed which could be specifically enforced. A ruling on the remaining issues raised in the Motion was deferred until a future date. In June 1998, Albertsons'filed an Amended Complaint which omitted its claim for specific performance, which claim had been previously dismissed by the court, and its claim for lost profits. The Company believes it has meritorious defenses to the remaining claims and intends to defend the action fully and vigorously. However, no assurance can be given with respect to the outcome of this action or its effect on the Company.


Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  (A)    Exhibits
                         27.1 - Financial Data Schedule

                  (B)    Report on Form 8-K
                         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Equity One, Inc.

Date: June 18, 1998                   /S/ CHAIM KATZMAN
                                      --------------------------
                                      Chaim Katzman
                                      Chief Executive Officer
                                      (Principal Executive Officer)



                                      /S/ DAVID N. BOOKMAN
                                      -------------------------
                                      David N. Bookman
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------

27.1                Financial Data Schedule