Form 10-Q
period 1998-06-30
EQUITY ONE INC
filed 1998-08-12
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

                        Yes [X]           No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on August 11, 1998, 10,238,528 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

EQUITY ONE, INC.
INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 1998

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets-
         As of June 30, 1998 (unaudited) and December 31, 1997

         Condensed Consolidated Statements of Operations-
         For the three months and six months ended June 30, 1998 and 1997 (unaudited)

         Condensed Consolidated Statements of Stockholders' Equity
         For the three months and six months ended June 30, 1998 and 1997 (unaudited)

         Condensed Consolidated Statements of Cash Flows-
         For the six months ended June 30, 1998 and 1997 (unaudited)

         Notes to the Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


ASSETS                                                JUNE 30,      DECEMBER 31,
                                                        1998            1997
                                                     (UNAUDITED)
Rental Properties:
  Land                                                $ 40,978        $ 40,764
  Building and improvements                            102,553          83,889
  Land held for development                              2,334           1,394
  Construction in progress                               1,581             394
                                                 --------------  --------------
                                                       147,446         126,441
Accumulated depreciation                                (8,521)         (7,191)
                                                 --------------  --------------
  Rental properties, net                               138,925         119,250
Cash and cash equivalents                                5,357           2,598
Accounts and other receivables, net                      1,198             892
Securities available for sale                              874              45
Deposits                                                 1,225           1,339
Prepaid and other assets                                 1,316           1,252
Deferred expenses, net                                     995           1,527
                                                 --------------  --------------
     Total assets                                      149,890         126,903
                                                 ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Mortgage notes payable                                $ 63,058        $ 71,004
Accounts payable and accrued expenses                    2,418           1,281
Put option liability                                     2,127
Tenants' security deposits                                 893             764
Deferred rental income                                     289             274
                                                 --------------  --------------
     Total liabilities                                  68,785          73,323
                                                 --------------  --------------

Stockholders' equity:
Common stock                                               102              69
Additional paid-in capital                              81,003          55,036
Notes receivable from stock sales                                       (1,525)
Retained earnings
                                                 --------------  --------------
     Total stockholders' equity                         81,105          53,580
                                                 --------------  --------------

Total liabilities and stockholders' equity             149,890         126,903
                                                 ==============  ==============


See accompanying notes to the condensed consolidated financial statements.


EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,        JUNE 30,        JUNE 30,       JUNE 30,
                                                                   1998            1997            1998           1997
                                                                        (UNAUDITED)                    (UNAUDITED)
REVENUES:
Rental income                                                         $ 5,845         $ 4,682       $ 11,167         $ 9,361
Investment revenue                                                         92             185            164             312
                                                                      -------         -------       --------         -------
   Total revenues                                                       5,937           4,867         11,331           9,673
                                                                      -------         -------       --------         -------

COSTS AND EXPENSES:
  Operating expenses                                                    1,282           1,092          2,459           2,182
  Depreciation and amortization                                           697             594          1,355           1,178
  Interest                                                              1,412           1,446          2,897           2,939
  Put option expense                                                    1,320                          1,320
  General and administrative expenses                                     491             328            925             802
                                                                      -------         -------       --------         -------
    Total costs and expenses                                            5,202           3,460          8,956           7,101
                                                                      -------         -------       --------         -------

NET INCOME                                                            $   735         $ 1,407        $ 2,375         $ 2,572
                                                                      =======         =======       ========         =======

EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE                                              $  0.09         $  0.23        $  0.31         $  0.43
                                                                      =======         =======        =======         =======

NUMBER OF SHARES USED IN COMPUTING
  BASIC EARNINGS PER SHARE                                              8,482           6,178          7,699           5,974
                                                                       ======          ======         ======           =====

DILUTED EARNINGS PER SHARE                                             $ 0.08          $ 0.20         $ 0.30          $ 0.38
                                                                      =======         =======        =======          ======

NUMBER OF SHARES USED IN COMPUTING
  DILUTED EARNINGS PER SHARE                                            8,678           6,958          7,896           6,778
                                                                       ======          ======         ======          =====


See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (IN THOUSANDS)
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

                                                                             NOTES                            TOTAL
                                                          ADDITIONAL       RECEIVABLE                        STOCK-
                                              COMMON        PAID-IN           FROM          RETAINED        HOLDERS'
                                               STOCK        CAPITAL       STOCK SALES       EARNINGS         EQUITY
THREE MONTHS ENDED JUNE 30, 1998
BALANCE,
  APRIL 1, 1998                                 $ 69      $ 54,949        $ (1,525)                        $ 53,493

  Net income                                                                                 $ 735              735

  Issuance of common stock                        33        34,088                                           34,121

  Transaction costs                                         (1,077)                                          (1,077)

  Put option liability                                        (807)                                            (807)

  Property distributed                                      (4,758)          1,525                           (3,233)

  Dividends paid                                            (1,392)                           (735)          (2,127)
                                                ----        --------      --------            ------         -------

BALANCE,
  JUNE 30, 1998 (Unaudited)                    $ 102      $ 81,003        $                  $             $ 81,105
                                               =====      ========        ========           =======       ========

THREE MONTHS ENDED JUNE 30, 1997
BALANCE,
  APRIL 1, 1997                                 $ 58      $ 44,487        $ (1,525)                        $ 43,020

  Net income                                                                               $ 1,407            1,407

  Issuance of common stock                        11        10,596                                           10,607

  Dividends paid                                              (133)                         (1,407)          (1,540)
                                                ----        --------      --------            ------         -------

BALANCE,
  JUNE 30, 1998 (Unaudited)                     $ 69      $ 54,950        $ (1,525)         $              $ 53,494
                                                ====      ========        ========          ========       ========
SIX MONTHS ENDED JUNE 30, 1998
BALANCE,
  JANUARY 1 1998                                $ 69      $ 55,036        $ (1,525)                        $ 53,580

  Net income                                                                               $ 2,375            2,375

  Issuance of common stock                        33        34,088                                           34,121

  Transaction costs                                         (1,077)                                          (1,077)

  Put option liability                                        (807)                                            (807)

  Property distributed                                      (4,758)          1,525                           (3,233)

  Dividends paid                                            (1,479)                         (2,375)          (3,854)
                                                ----        --------      --------            ------         -------

BALANCE,
  JUNE 30, 1998 (Unaudited)                    $ 102      $ 81,003        $                 $               $ 81,105
                                                ====       =======        ========          ========         =======

SIX MONTHS ENDED JUNE 30, 1997
BALANCE,
  JANUARY 1 1997                               $  58      $ 44,562        $ (1,525)                        $ 43,095

  Net income                                                                               $ 2,572            2,572

  Issuance of common stock                        11        10,596                                           10,607

  Dividends paid                                              (208)                         (2,572)          (2,780)
                                                ----       -------        --------         -------          -------

BALANCE,
  JUNE 30, 1997 (Unaudited)                     $ 69      $ 54,950        $ (1,525)        $               $ 53,494
                                                ====      ========        ========         =======         ========

See accompanying notes to the condensed consolidated financial statements.


EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                              1998        1997
                                                                                (UNAUDITED)
OPERATING ACTIVITIES:

  Net income                                                                   $ 2,375     $ 2,572
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                1,504       1,335
    Provision for losses on accounts receivable                                     38          23
    Loss on sales of securities                                                                  5
    Put option liability                                                         1,320
    Changes in assets and liabilities :
        Accounts and other receivables                                            (304)        (54)
        Deposits                                                                  (336)       (892)
        Prepaid and other assets                                                  (129)        (63)
        Accounts payable and accrued expenses                                      647         729
        Tenants' security deposits                                                 129          13
        Deferred rental income                                                      15        (176)
                                                                                 -----       -----

        Net cash provided by operating activities                                5,259       3,492
                                                                                 -----       -----

INVESTING ACTIVITIES:

  Acquisition of rental property                                               (21,080)     (5,204)
  Improvements to rental property                                               (1,971)       (496)
  Construction costs incurred                                                   (1,187)
  Purchases of securities                                                         (840)     (3,950)
  Sales and prepayments of securities                                               11       2,884
  Change in deposits for acquisition of rental property                            450
                                                                                 -----       -----

        Net cash used in investing activities                                  (24,617)     (6,766)
                                                                                 -----       -----

FINANCING ACTIVITIES:

  Repayments of mortgage notes payable                                         (15,646)    (18,063)
  Borrowings under mortgage notes payable                                        7,700      16,148
  Cash dividends paid to stockholders                                           (3,854)     (2,780)
  Stock subscription and issuance                                               34,121      10,607
  Deferred expenses, net                                                          (204)        (31)
                                                                                 -----       -----

        Net cash provided by financing activities                               22,117       5,881
                                                                                 -----       -----

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        2,759       2,607

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,598       1,951
                                                                                 -----       -----

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 5,357     $ 4,558
                                                                               ========    =======
SUPPLEMENTAL DISCLOSURE:
  Cash paid for interest, net of amount capitalized                            $ 2,637     $ 2,755
                                                                               ========    =======

SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES:

Put option liability charged to stockholders' equity                             $ 807
                                                                                 =====
Accrued stock issuance costs                                                     $ 490
                                                                                 =====

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997(UNAUDITED) AND DECEMBER 31, 1997 (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Equity One, Inc. and Subsidiaries ( collectively, the "Company") as of June 30, 1998 and 1997 and for the six months and three months then ended, have been prepared by the Company which is responsible for their integrity and objectivity and should be read in conjunction with the Company's December 31, 1997 annual consolidated financial statements and the related notes.

     To the best of management's knowledge and belief, the statements and related information were prepared in conformity with generally accepted accounting principles and are based on recorded transactions and management's best estimates and judgments. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

     The condensed consolidated financial statements as of June 30, 1998 and 1997 and for the six months and three months then ended, include, in the opinion of management, all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations of the Company for the periods indicated.

2.   SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies applied in the preparation of the condensed consolidated financial statements are identical to those applied in the preparation of the most recent annual consolidated financial statements.

     PUT OPTION EXPENSE - The Company has granted a former stockholder an option to put 293,430 shares of common stock issuable upon exercise of Series C Warrants to the Company at a price of $15.50 per share or to put the Series C Warrants to the Company at a price of $7.25 per Warrant, which equals the put option price of $15.50 per Warrant less the Series C Warrant exercise price of $8.25 per Warrant. The put option is exercisable in whole or in part by the former stockholder from December 1, 1999 until December 15, 1999. The put option would involve a maximum net expenditure of $2.1 million if the shares of common stock are not sold by the former stockholder prior to the exercise of such option. For the three months ended June 30, 1998, the Company has recognized $1.3 million as a current period expense and approximately $807,000 as a reduction of paid-in capital related to the Company's initial public offering.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein.

(1) RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Total revenues increased by approximately $1.1 million, or 22.0%, to $5.9 million for the three months ended June 30, 1998 from $4.8 million for the comparable period of 1997. The increase resulted primarily from the acquisition of a new supermarket anchored shopping center located in Lantana, Florida in January, 1998 ("Lantana Village"), a new free-standing restaurant property located in Miami Beach, Florida in April, 1998 ("El Novillo"), a new drug store anchored shopping center located in Jacksonville, Florida in May, 1998 ("Beauclerc Village"), a new supermarket anchored shopping center located in Fort Myers, Florida in June, 1998 ("Summerlin Square"), a new supermarket anchored shopping center located in Jacksonville, Florida in January, 1997 ("Monument Pointe"), and a redevelopment property located in North Miami Beach, Florida in August, 1997 ("Sky Lake").

         Operating expenses increased by approximately $190,000, or 17.4%, to $1.3 million for the three months ended June 30, 1998, from $1.1 million for the comparable period of 1997. The increase is primarily the result of an increase in real estate taxes of $83,000, an increase in insurance costs of $21,000, an increase in utility costs of $18,000 and an increase in other property operating expenses of $68,000 related to the Company's acquisition of Lantana Village in January, 1998, El Novillo in April, 1998, Beauclerc Village in May, 1998, Summerlin Square in June, 1998, Monument Pointe in January, 1997 and Sky Lake in August, 1997.

         Depreciation and amortization expense increased by approximately $103,000, or 17.3%, to $697,000 for the three months ended June 30, 1998, from $594,000 for the comparable period of 1997. The increase resulted primarily from the Company's acquisition of Lantana Village in January, 1998, El Novillo in April, 1998, Beauclerc Village in May, 1998, Summerlin Square in June, 1998, Monument Pointe in January, 1997 and Sky Lake in August, 1997.

         Interest expense decreased by approximately $34,000, or 2.4%, during the three months ended June 30, 1998, compared to the three months ended June 30, 1997, primarily as a result of the Company's use of proceeds from its issuances of securities during 1998 and 1997 to reduce mortgage indebtedness.

         General and administrative expenses increased by approximately $163,000, or 49.7%, to $491,000 for the three months ended June 30, 1998, from $328,000 for the comparable period of 1997. The increase resulted primarily from an increase in professional and consulting fees of $126,000 and an increase in payroll costs of $37,000.

         During the three months ended June 30, 1998, the Company recognized a one time expense of $1.3 million relating to the put option granted to a former stockholder of the Company in connection with the Company's Offering of Common Stock in May, 1998. Excluding this put option expense, net income would have been approximately $2.1 million for the three months ended June 30, 1998 and basic and diluted earnings per share would have been $0.24 and $0.24 for the three months ended June 30, 1998, respectively.

         As a result of the foregoing, net income decreased by approximately $672,000, or 47.8%, to $735,000 for the three months ended June 30, 1998, compared to $1.4 million for the comparable period of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Total revenues increased by approximately $1.6 million, or 17.1%, to $11.3 million for the six months ended June 30, 1998 from $9.7 million for the comparable period of 1997. The increase resulted primarily from the Company's acquisition in January, 1998 of Lantana Village, El Novillo in April, 1998, Beauclerc Village in May 1998, Summerlin Square in June, 1998, Monument Pointe in January, 1997, and Sky Lake in August, 1997.

         Operating expenses increased by approximately $277,000, or 12.7%, to $2.5 million for the six months ended June 30, 1998, from $2.2 million for the comparable period of 1997. The increase is primarily the result of an increase in real estate taxes of $151,000, an increase in insurance costs of $29,000, an increase in utility costs of $30,000 and an increase in other property operating expenses of $67,000 related to the Company's acquisition of Lantana Village in January, 1998, El Novillo in April, 1998, Beauclerc Village in May, 1998, Summerlin Square in June, 1998, Monument Pointe in January, 1997 and Sky Lake in August, 1997.

         Depreciation and amortization expense increased by approximately $177,000, or 15.0%, to $1.4 million for the six months ended June 30, 1998, from $1.2 million for the comparable period of 1997. The increase resulted primarily from the Company's acquisition of Lantana Village in January, 1998, El Novillo in April, 1998, Beauclerc Village in May, 1998, Summerlin Square in June, 1998, Monument Pointe in January, 1997 and Sky Lake in August, 1997.

         Interest expense decreased by approximately $42,000, or 1.4%, during the six months ended June 30, 1998, compared to the six months ended June 30, 1997 primarily as a result of the Company's use of proceeds from its issuances of securities during 1998 and 1997 to reduce mortgage indebtedness.

         General and administrative expenses increased by $123,000, or 15.3% to $925,000 for the six months ended June 30, 1998 from $802,000 for the comparable period of 1997. The increase resulted primarily from an increase in professional and consulting fees of $105,000 and an increase in payroll costs of $18,000.

         During the six months ended June 30, 1998, the Company recognized a one time expense of $1.3 million relating to the put option granted to a former stockholder of the Company in connection with the Company's Offering of Common Stock in May, 1998. Excluding this put option expense, net income would have been approximately $3.7 million for the six months ended June 30, 1998, and basic and diluted earnings per share would have been $0.48 and $0.47 for the six months ended June 30, 1998, respectively.

         As a result of the foregoing, net income decreased by approximately $197,000, or 7.7%, to $2.4 million for the six months ended June 30, 1998, compared to $2.6 million for the comparable period of 1997.


         FUNDS FROM OPERATIONS


         In March, 1995, the National Association of Real Estate Investment Trusts ("NAREIT") adopted the NAREIT White Paper on Funds from Operations (the "White Paper") which provided additional guidance on the calculation of funds from operations. The White Paper defines funds from operations as net income
(loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures ("FFO"). Management believes FFO is a helpful measure of the performance of an equity real estate investment trust ("REIT") because, along with cash flows from operating activities, investing activities and financing activities, it provides an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other REIT's, and accordingly, may not be comparable to such other REIT's. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with the net income as presented in the condensed consolidated financial statements and information included elsewhere herein. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.


The following table illustrates the calculation of FFO for the three months and six months ended June 30, 1998 and 1997:

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                     1998              1997              1998              1997
                                                           (UNAUDITED)                         (UNAUDITED)

Net income                                            $  735           $ 1,407           $ 2,375           $ 2,572
Depreciation of real estate assets                       684               581             1,330             1,153
Amortization of leasing costs                             12                10                25                19
Loan pre-payment penalties                               119                 -               119                21
Put option expense                                     1,320                 -             1,320                 -
Write-off of unamortized loan costs related
  to repayment of mortgage indebtedness                   88                26                88               102
Lease termination fees                                  (412)               (9)             (446)              (19)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
FUNDS FROM OPERATIONS                                $ 2,546           $ 2,015           $ 4,811           $ 3,848
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
FUNDS FROM OPERATIONS PER SHARE                      $  0.29           $  0.29           $  0.61           $  0.57
-------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)          8,678             6,958             7,896             6,778
-------------------------------------------------------------------------------------------------------------------

FFO increased by approximately $531,000, or 26.4%, to $2.5 million for the three months ended June 30, 1998, from $2.0 million for the comparable period of 1997. FFO increased by approximately $963,000, or 25.0%, to $4.8 million for the six months ended June 30, 1998 from $3.8 million for the comparable period of 1997. The increase is primarily the result of the Company's acquisitions of additional properties and the reduction of the Company's mortgage indebtedness during such periods.

PRO FORMA RESULTS OF OPERATIONS

         The Company completed its Offering of an aggregate of 4,700,000 shares of Common Stock on May 19, 1998. Of the 4,700,000 shares of Common Stock sold in the offering, 3,330,398 shares, generating net proceeds of approximately $33.0 million, were sold by the Company and 1,369,602 shares were sold by a stockholder of the Company.

         The following pro forma results of operations for the three months and six months ended June 30, 1998 and 1997, respectively, gives effect to the Offering as if it had occurred at the beginning of each period. Pro forma adjustments assume application of the net proceeds of the Offering to purchase rental properties, retire mortgage indebtedness and other related adjustments and exclude the non-recurring put option expense. The following pro forma financial information is not necessarily indicative of the results of operations which would have been reported if the Offering had occurred on the dates or for the periods indicated.


The three months and six months ended June 30, 1998 and 1997 pro forma results of operations would have been as follows:




                                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                                       1998              1997              1998              1997
                                                                             (UNAUDITED)                         (UNAUDITED)
REVENUES:
Rental income                                                      $  6,147          $  5,138          $ 11,925          $  10,273
Investment revenue                                                      113               197               230                336
                                                                   --------          --------          ---------         ---------
    Total revenues                                                    6,260             5,335            12,155             10,609
                                                                   --------          --------          ---------         ---------

COSTS AND EXPENSES:
  Operating expenses                                                  1,317             1,190             2,589              2,378
  Depreciation and amortization                                         745               665             1,474              1,320
  Interest                                                            1,080             1,269             2,322              2,555
  General and administrative expenses                                   491               328               925                802
                                                                   --------          --------          ---------         ---------
    Total costs and expenses                                          3,633             3,452             7,310              7,055
                                                                   --------          --------          ---------         ---------

NET INCOME                                                         $  2,627          $  1,883          $  4,845          $   3,554
                                                                   ========          ========          =========         =========

EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE                                           $   0.26          $   0.20          $   0.47          $    0.38
                                                                   ========          ========          =========         =========

NUMBER OF SHARES USED IN COMPUTING
  BASIC EARNINGS PER SHARE                                           10,238             9,500            10,238              9,300
                                                                   ========          ========          =========         =========

DILUTED EARNINGS PER SHARE                                         $   0.25          $   0.19          $   0.46          $    0.36
                                                                   ========          ========          =========         =========
NUMBER OF SHARES USED IN COMPUTING
  DILUTED EARNINGS PER SHARE                                         10,435             9,999            10,435              9,821
                                                                   ========          ========          =========         =========


The following table illustrates the calculation of pro forma FFO for the three months and six months ended June 30, 1998, and 1997:


                                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                                       1998              1997              1998              1997
                                                                             (UNAUDITED)                         (UNAUDITED)

Net income                                                          $ 2,627            $ 1,883          $ 4,845             $ 3,554
Depreciation of real estate assets                                      732                652            1,449               1,295
Amortization of leasing costs                                            12                 10               25                  19
Loan pre-payment penalties                                                                                                       21
Write-off of unamortized loan costs related
  to repayment of mortgage indebtedness                                  --                                  --                 102
Lease termination fees                                                 (412)                (9)            (446)                (19)
------------------------------------------------------------------------------------------------------------------------------------
FUNDS FROM OPERATIONS                                               $ 2,959            $ 2,562          $ 5,873             $ 4,972
------------------------------------------------------------------------------------------------------------------------------------
FUNDS FROM OPERATIONS PER SHARE                                     $  0.28            $  0.26          $  0.56             $  0.51
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)                        10,435              9,999           10,435               9,821
------------------------------------------------------------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES


         Historically, the principal sources of funding for the Company's operations, including the renovation, expansion, development and acquisition of shopping centers, have been operating cash flows, the issuance of securities and mortgage loans. The Company's principal demands for liquidity are maintenance, repair and tenant improvements of existing properties, acquisitions and development activities, debt service and repayment obligations and distributions to its stockholders.

         As of June 30, 1998, the Company had total mortgage indebtedness of approximately 63.0 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average rate of 7.95% and collateralized by 13 of the Company's existing properties. Future scheduled annual maturities of mortgage notes payable for the periods ending June 30 are as follows: 1999 - $1.2 million, 2000 - $0, 2001 - $2.6 million, 2002 - $2.1 million and 2003 -
$5.9 million. The Company also has provided a $1.5 million letter of credit to secure certain obligations in connection with the acquisition of one of the Company's properties. This letter of credit is collateralized by a mixed-use property located in West Palm Beach, Florida.

         The Company has a $2.5 million line of credit (the "Line of Credit") with a financial institution which is currently due on demand and is collateralized by the Company's principal office building located in Miami Beach, Florida. The Line of Credit bears interest at 0.50% over the Citibank, N.A. prime rate. The purpose of the line of credit is to provide working capital to the Company. As of June 30, 1998 no amounts were outstanding under the Line of Credit.

         The Company has received a commitment for a $35.0 million revolving line of credit from the same financial institution providing the Line of Credit, which would be used to fund property acquisitions and development activities (the "Acquisition Line of Credit"). The Acquisition Line of Credit will be secured by certain of the Company's unencumbered properties. Advances under the Acquisition Line of Credit will bear interest at 225 basis points over LIBOR and will mature three years after the execution of a definitive loan agreement.

         The Company has also received a commitment for a $60.0 million revolving line of credit from a financial institution, which will also be used to fund property acquisitions and development activities (the "Additional Acquisition Line of Credit"). The Additional Acquisition Line of Credit will be secured by certain of the Company's unencumbered properties. Advances under the Additional Acquisition Line of Credit will bear interest at 170 basis points over LIBOR and will mature three years after the execution of a definitive loan agreement. The execution of definitive documentation respecting the Additional Acquisition Line of Credit is subject to the financial institution's satisfactory completion of due diligence.

         The Company has one major redevelopment project under construction that will add an additional 240,000 square feet of retail space to the Company's portfolio. This project is expected to be completed during 1999. Future funding required for this project is estimated to be $15.0 million and will come from the proposed Acquisition Line of Credit or the proposed Additional Acquisition Line of Credit. Management expects this development to have a positive effect on cash generated by operating activities and Funds from Operations.

         The Company believes, based on currently proposed plans and assumptions relating to its operations, that the proceeds from its Offering and the Company's existing financial arrangements, together with cash flows from operations will be sufficient to satisfy its cash requirements for a period of at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be innacurate or the proceeds from the Offering or available financing arrangements prove to be insufficient to fund the Company's expansion and development efforts, the Company would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected.

         During the three months ended June 30, 1998, the Company declared dividends of $0.13 and $0.12. These dividends were paid on May 18, 1998 and June 30, 1998 to stockholders of record on May 18,1998 and June 29, 1998, respectively.

         YEAR 2000 COSTS

         The Company will be required to modify certain portions of its software so that it will function properly in the year 2000. Maintenance or modification costs will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. Management believes these "year 2000" costs will be immaterial.



         INFLATION

         Most of the Company's leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on tenant's gross sales above predetermined levels, which rents generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance. real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.


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

         CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in rental revenues and sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward looking statements. These factors include, without limitation, increased competition, dependence on key tenants, geographic concentration, lack of development experience, reliance on key personnel and maintaining its REIT status. Results actually achieved may differ materially from expected results included in these forward looking statements as a result of these or other factors.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  In June, 1998, Albertsons, Inc.("Albertsons") filed an Amended Complaint against a subsidiary of the Company ("Subsidiary") seeking compensatory and other damages in the sum of $250,000.00 and other relief in connection with an alleged breach of a letter agreement between Albertsons and the Subsidiary of the Company. The Amended Complaint omitted all of the other counts and claims contained in the original action which was filed on February 26, 1998 in the Circuit Court for the Eleventh Judicial District in and for Miami-Dade County, Florida, and alleges breach of a letter agreement and sought injunctive relief and the payment of damages in excess of $10,000,000 representing lost profits and other damages. This action was commenced in response to the Subsidiary's entering into a lease agreement with Publix Supermarkets Inc.("Publix") respecting Publix's lease of anchor space at Sky Lake. The complaint alleged that Albertsons and the Subsidiary entered into a letter agreemenet which the parties intended to be memorialized into a formal lease agreement and as to which the parties intended to be bound. The complaint further alleged that representatives of the Subsidiary had on several occasions verbally assured Albertsons that they had an agreement with respect to the lease of space at Sky Lake and that the Subsidiary was not negotiating with any other prospective tenant for the lease of the space to be occupied by Albertsons. The complaint also alleged that Albertsons incurred considerable expenses in connection with, among other things, the preparation of site evaluations, construction plans and surveys of the subject property. On March 18, 1998, the Company filed a motion to dismiss the complaint based upon various procedural grounds (the "Motion"). As set forth in the Motion, the Subsidiary asserted that it did not execute any lease agreement and that although the parties engaged in a series of negotiations there was never an offer and acceptance or a "meeting of the minds" respecting the lease of space at Sky Lake. At a hearing on the Motion held on March 26, 1998, the court dismissed with prejudice Albertsons' claim for specific performance upon finding that no written lease existed which could be specifically enforced. A ruling on the remaining issues raised in the Motion was deferred until a future date. The Amended Complaint omitted the claim for specific performance, which claim had been previously dismissed by the court, and its claim for lost profits which included the $10,000,000 of lost profits referred to above. The Company believes it has meritorious defenses to the remaining claims and intends to defend the action fully and vigorously. However, no assurance can be given with respect to the outcome of this action or its effect on the Company.


Item 2.           Changes in Securities and Use of Proceeds

                  The Company commenced its Offering of Common Stock on May 13, 1998 pursuant to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (the "Registration Statement"), which Registration Statement was declared effective by the Securities and Exchange Commission on May 13, 1998. The representatives of the several underwriters of the Offering were Credit Suisse First Boston, Morgan Keegan & Company, Inc. and The Robinson - Humphrey Company. Of the 4,700,000 shares of Common Stock sold in the Offering, 3,330,398 shares generating proceeds of approximately $36.6 million, were sold by the Company. After the payment of approximately $3.6 million in Offering related expenses (including approximately $2.1 million for underwriting discounts and commissions) the Company received net proceeds of approximately $33.0 million. The net proceeds from the Offering were used to (i) repay certain mortgage indebtedness on its properties in the amount of approximately $12.9 million, including prepayment penalties and costs of approximately $119,000, (ii) repay amounts outstanding under the Company's then existing line of credit in the amount of approximately $2.0 million, (iii) acquire certain real estate properties for approximately $12.7 million, and (iv) establish working capital reserves of approximately $5.4 million, which reserves will be used to fund the Company's development activities at Sky Lake and otherwise fund the Company's operations.

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  In connection with the Company's Offering of Common Stock in April, 1998, stockholders approved certain amendments to the Company's Articles of Incorporation and Bylaws. Such vote of stockholders occurred prior to the consummation of the Offering.

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  (A)   Exhibits
                        10.1 - Summerlin Square - Agreement to Purchase and Sale
                        10.2 - Summerlin Square - Bill of Sale
                        10.3 - Escrow Agreement
                        27.1 - Financial Data Schedule

                  (B)   Report on Form 8-K
                        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Equity One, Inc.

Date: August 11, 1998                 /S/ CHAIM KATZMAN
                                      --------------------------
                                      Chaim Katzman
                                      Chief Executive Officer
                                      (Principal Executive Officer)



                                      /S/ DAVID N. BOOKMAN
                                      -------------------------
                                      David N. Bookman
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------

10.1 Agreement for Purchase and Sale Between Equity One (Gamma) Inc. and Sunrise Limited Partnership, dated March 12, 1998. (Summerlin Square)


10.2 Bill of Sale Between Sunrise Limited Partnership and Equity One (Summerlin) Inc., dated June 5, 1998 (Summerlin Square)

10.3 Escrow Agreement Between Sunrise Limited Partnership and Equity One (Gamma) Inc., dated March 12, 1998 (Summerlin Square)

27.1                Financial Data Schedule