Form 10-Q
period 1998-09-30
EQUITY ONE INC
filed 1998-11-16
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1998

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

                        Yes [X]           No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on November 13, 1998, 10,238,528 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

EQUITY ONE, INC.
INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 1998

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets-
         As of September 30, 1998 (unaudited) and December 31, 1997

         Condensed Consolidated Statements of Operations-
         For the three months and nine months ended September 30, 1998 and 1997 (unaudited)

         Condensed Consolidated Statements of Stockholders' Equity
         For the three months and nine months ended September 30, 1998 and 1997 (unaudited)

         Condensed Consolidated Statements of Cash Flows-
         For the nine months ended September 30, 1998 and 1997 (unaudited)

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

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                                       September 30,  December 31,
                                                                           1998           1997
ASSETS                                                                  (Unaudited)

Rental Properties:
  Land                                                                      $ 41,307      $ 40,764
  Building and improvements                                                  103,670        83,889
  Land held for development                                                    2,372         1,394
  Construction in progress                                                     2,375           394
                                                                            --------      --------
                                                                             149,724       126,441
Accumulated depreciation                                                      (9,272)       (7,191)
                                                                            --------      --------

  Rental properties, net                                                     140,452       119,250
Cash and cash equivalents                                                      4,665         2,598
Restricted cash                                                                  200
Accounts and other receivables, net                                            1,141           892
Securities available for sale                                                  1,655            45
Deposits                                                                       1,675         1,339
Prepaid and other assets                                                       1,213         1,252
Deferred expenses, net                                                         1,034         1,527
                                                                            --------      --------
     Total assets                                                          $ 152,035     $ 126,903
                                                                            ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                                                    $ 62,611      $ 71,004
  Accounts payable and accrued expenses                                        5,151         1,281
  Put option liability                                                         2,127
  Deposit on rental property held for sale                                       200
  Tenants' security deposits                                                     934           764
  Deferred rental income                                                         458           274
                                                                            --------      --------
     Total liabilities                                                        71,481        73,323
                                                                            --------      --------

Stockholders' equity:
  Common stock                                                                   102            69
  Additional paid-in capital                                                  80,535        55,036
  Notes receivable from stock sales                                                         (1,525)
  Net unrealized holding loss on securities available for sale                   (83)
  Retained earnings
                                                                            --------      --------
     Total stockholders' equity                                               80,554        53,580
                                                                            --------      --------
Total liabilities and stockholders' equity                                 $ 152,035     $ 126,903
                                                                            ========      ========

See accompanying notes to the condensed consolidated financial statements.


EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                       1998       1997       1998         1997
                                                         (Unaudited)            (Unaudited)

REVENUES:
  Rental income                                        $ 5,688    $ 4,927    $ 16,855     $ 14,288
  Investment revenue                                       146        260         310          572
                                                       -------    -------    --------     --------
   Total revenues                                        5,834      5,187      17,165       14,860
                                                       -------    -------    --------     --------

COSTS AND EXPENSES:
  Operating expenses                                     1,410      1,237       4,133        3,631
  Depreciation and amortization                            763        603       2,118        1,781
  Interest                                               1,123      1,411       4,020        4,350
  Put option expense                                                            1,320
  General and administrative expenses                      447        339       1,108          929
                                                       -------    -------    --------     --------
    Total costs and expenses                             3,743      3,590      12,699       10,691
                                                       -------    -------    --------     --------
NET INCOME                                             $ 2,091    $ 1,597     $ 4,466      $ 4,169
                                                       =======    =======    ========     ========

EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE                                $ 0.20     $ 0.23      $ 0.52       $ 0.66
                                                       =======    =======    ========     ========
NUMBER OF SHARES USED IN COMPUTING
  BASIC EARNINGS PER SHARE                              10,239      6,908       8,555        6,289
                                                       =======    =======    ========     ========
DILUTED EARNINGS PER SHARE                              $ 0.20     $ 0.22      $ 0.52       $ 0.61
                                                       =======    =======    ========     ========
NUMBER OF SHARES USED IN COMPUTING
  DILUTED EARNINGS PER SHARE                            10,299      7,247       8,616        6,797
                                                       =======    =======    ========     ========

See accompanying notes to the condensed consolidated financial statements.


EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (IN THOUSANDS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                                         Notes      Net Unrealized                Total
                                                           Additional  Receivable   Holding Loss                  Stock-
                                                  Common     Paid-in     From       on Securities      Retained   holders'
                                                  Stock      Capital   Stock Sales  Available for Sale Earnings    Equity
Three Months Ended September 30, 1998

BALANCE,
  JULY 1, 1998                                       $ 102    $ 81,003                                             $ 81,105

  Net income                                                                                             $ 2,091      2,091

  Net unrealized holding loss
     on securites available for sale                                                    $ (83)                          (83)

  Accrued dividends                                               (468)                                   (2,091)    (2,559)
                                                     -----     -------    -------       -----            -------    -------
BALANCE,
  SEPTEMBER 30, 1998 (Unaudited)                    $ 102    $ 80,535   $               $ (83)            $        $ 80,554
                                                     -----     -------    -------       -----            -------    -------

Three Months Ended September 30, 1997

BALANCE,
  JULY 1, 1997                                      $  69    $ 54,950   $ (1,525)                                  $ 53,494

  Net income                                                                                              $ 1,597     1,597

  Dividends paid                                                 (216)                                     (1,597)   (1,813)
                                                     -----     -------    -------       -----            -------    -------

BALANCE,
  SEPTEMBER 30, 1997 (Unaudited)                     $ 69    $ 54,734   $ (1,525)       $                 $        $ 53,278
                                                     =====     =======    =======       =====            =======    =======

Nine Months Ended September 30, 1998

BALANCE,
  JANUARY 1, 1998                                     $ 69   $ 55,036   $ (1,525)                                  $ 53,580

  Net income                                                                                              $ 4,466     4,466

  Net unrealized holding loss
     on securites available for sale                                                    $ (83)                          (83)

  Issuance of common stock                              33     34,088                                                34,121

  Stock issuance costs                                         (1,077)                                               (1,077)

  Put option liability                                           (807)                                                 (807)

  Property distributed                                         (4,758)     1,525                                     (3,233)

  Accrued dividends                                              (468)                                   $ (2,091)   (2,559)

  Dividends paid                                               (1,479)                                     (2,375)   (3,854)
                                                     -----     -------    -------       -----            -------    -------

BALANCE,
  SEPTEMBER 30, 1998 (Unaudited)                    $ 102    $ 80,535   $               $ (83)           $         $ 80,554
                                                     =====     =======    =======        ====            =======    =======
Nine Months Ended September 30, 1997
BALANCE,
  JANUARY 1, 1997                                   $  58    $ 44,562   $ (1,525)                                  $ 43,095

  Net income                                                                                             $ 4,169      4,169

  Issuance of common stock                             11      10,596                                                10,607

  Dividends paid                                                 (424)                                    (4,169)    (4,593)
                                                     -----     -------    -------       -----            -------    -------

BALANCE,
  SEPTEMBER 30, 1997 (Unaudited)                     $ 69    $ 54,734   $ (1,525)       $                $          $53,278
                                                     =====     =======    =======        ====            =======    =======


See accompanying notes to the condensed consolidated financial statements.


EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)


                                                                                                      Nine Months Ended
                                                                                                     September 30,
                                                                                                    1998        1997
                                                                                                      (Unaudited)
OPERATING ACTIVITIES:

  Net income                                                                                         $ 4,466     $ 4,169
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                      2,287       1,965
    Provision for losses on accounts receivable                                                           42          32
    Gain on sales of securities                                                                                      (56)
    Put option liability                                                                               1,320
    Changes in assets and liabilities :
        Restricted cash                                                                                 (200)
        Accounts and other receivables                                                                  (243)       (417)
        Deposits                                                                                        (736)     (1,248)
        Prepaid and other assets                                                                         (47)       (161)
        Accounts payable and accrued expenses                                                          1,674       1,559
        Deposit on rental property held for sale                                                         200
        Tenants' security deposits                                                                       170          84
        Deferred rental income                                                                           184          17
                                                                                                    --------    --------
        Net cash provided by operating activities                                                      9,117       5,944
                                                                                                    --------    --------
INVESTING ACTIVITIES:

  Acquisition of rental property                                                                     (22,252)    (16,934)
  Improvements to rental property                                                                     (2,283)       (679)
  Construction costs incurred                                                                         (1,981)
  Purchases of securities                                                                             (1,714)     (5,246)
  Sales and prepayments of securities                                                                     21       6,582
  Change in deposits for acquisition of rental property                                                  400
                                                                                                    --------    --------
        Net cash used in investing activities                                                        (27,809)    (16,277)
                                                                                                    --------    --------
FINANCING ACTIVITIES:

  Repayments of mortgage notes payable                                                               (16,093)    (18,479)
  Borrowings under mortgage notes payable                                                              7,700      23,148
  Cash dividends paid to stockholders                                                                 (3,854)     (4,593)
  Stock subscription and issuance                                                                     34,121      10,607
  Stock issuance costs                                                                                  (853)
  Deferred financing expenses, net                                                                      (262)       (194)
                                                                                                    --------    --------
        Net cash provided by financing activities                                                     20,759      10,489
                                                                                                    --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              2,067         156

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                         2,598       1,951
                                                                                                    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                             $ 4,665     $ 2,107
                                                                                                    ========    ========

SUPPLEMENTAL DISCLOSURE:
  Cash paid for interest, net of amount capitalized                                                  $ 3,259     $ 4,082
                                                                                                    ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES:

Accrued dividends                                                                                   $ 2,559
                                                                                                    ========
Change in unrealized depreciation in securities available for sale                                  $   (83)
                                                                                                    ========
Put option liability charged to stockholders' equity                                                $   807
                                                                                                    ========
Property and notes receivable from stock sales distributed                                          $ 4,758
                                                                                                    ========

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED) AND DECEMBER 31, 1997 (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Equity One, Inc. and Subsidiaries (collectively, the "Company") as of September 30, 1998 and 1997 and for the nine months and three months then ended, have been prepared by the Company which is responsible for their integrity and objectivity and should be read in conjunction with the Company's December 31, 1997 annual consolidated financial statements and the related notes.

    To the best of management's knowledge and belief, the statements and related information were prepared in conformity with generally accepted accounting principles and are based on recorded transactions and management's best estimates and judgments. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

    The condensed consolidated financial statements as of September 30, 1998 and 1997 and for the nine months and three months then ended, include, in the opinion of management, all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations of the Company for the periods indicated.

2.  SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies applied in the preparation of the condensed consolidated financial statements are identical to those applied in the preparation of the most recent annual consolidated financial statements.

    PUT OPTION EXPENSE - The Company has granted a former stockholder an option to put 293,430 shares of common stock issuable upon exercise of the Company's Series C Warrants to the Company at a price of $15.50 per share or to put the Series C Warrants to the Company at a price of $7.25 per Warrant, which equals the put option price of $15.50 per Warrant less the Series C Warrant exercise price of $8.25 per Warrant. The put option is exercisable in whole or in part by the former stockholder from December 1, 1999 until December 15, 1999. The put option would involve a maximum net expenditure of $2.1 million if the shares of common stock are not sold by the former stockholder prior to the exercise of such option. For the nine months ended September 30, 1998, the Company has recognized $1.3 million as a current period expense and approximately $807,000 as a reduction of paid-in capital related to the Company's initial public offering.

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

4.  SUBSEQUENT EVENTS

    On October 30, 1998, the Company sold Parker Towne Center, located in Plano, Texas for approximately $6.85 million to an unrelated third party. The Company intends to treat this sale as a like-kind exchange for tax purposes. To date, the Company has not identified replacement property.

    Additionally, on October 30, 1998, the Company entered into a 20 year loan agreement with a life insurance company for $5.0 million at an interest rate of 6.85% and secured by Atlantic Village shopping center located in Jacksonville, Florida.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein.


(1) RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997


Total revenues increased by approximately $647,000, or 12.5%, to $5.8 million for the three months ended September 30, 1998 from $5.2 million for the comparable period of 1997. The increase resulted primarily from the Company's acquisition of (i) a new supermarket anchored shopping center located in Lantana, Florida in January, 1998 ("Lantana Village"), (ii) a new free-standing restaurant property located in Miami Beach, Florida in April, 1998 ("El Novillo"), (iii) a new drug store anchored shopping center located in Jacksonville, Florida in May, 1998 ("Beauclerc Village"), (iv) a new supermarket anchored shopping center located in Fort Myers, Florida in June, 1998 ("Summerlin Square"), (v) a new supermarket anchored shopping center located in Jacksonville, Florida in January, 1997 ("Monument Pointe"), and (vi) a redevelopment property located in North Miami Beach, Florida in August, 1997 ("Sky Lake").

Operating expenses increased by approximately $173,000, or 14.0%, to $1.4 million for the three months ended September 30, 1998, from $1.2 million for the comparable period of 1997. The increase is primarily the result of an increase in real estate taxes of $123,000, an increase in insurance costs of $20,000, and an increase in other property operating expenses of $30,000 related to the Company's acquisitions of Lantana Village, El Novillo, Beauclerc Village, Summerlin Square, Monument Pointe and Sky Lake.

Depreciation and amortization expense increased by approximately $160,000, or 26.7%, to $763,000 for the three months ended September 30, 1998, from $603,000 for the comparable period of 1997. The increase resulted primarily from the acquisitions of Lantana Village, El Novillo, Beauclerc Village, Summerlin Square, Monument Pointe and Sky Lake.

Interest expense decreased by approximately $288,000, or 20.5%, to $1.1 million for the three months ended September 30, 1998, from $1.4 million for the comparable period of 1997. The decrease resulted primarily from the Company's use of proceeds from its initial public offering of common stock consummated in May 1998 (the "IPO") to reduce mortgage indebtedness.

General and administrative expenses increased by $108,000, or 31.8%, to $447,000 for the three months ended September 30, 1998 from $339,000 for the comparable period of 1997. The increase resulted primarily from an increase in professional fees of $52,000 and an increase in bad debt expenses of $56,000.

As a result of the foregoing, net income increased by approximately $494,000, or 31.0%, to $2.1 million for the three months ended September 30, 1998, compared to $1.6 million for the comparable period of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues increased by approximately $2.3 million, or 15.5%, to $17.2 million for the nine months ended September 30, 1998 from $14.9 million for the comparable period of 1997. The increase resulted primarily from the acquisitions of Lantana Village, El Novillo, Beauclerc Village, Summerlin Square, Monument Pointe and Sky Lake.

Operating expenses increased by approximately $502,000, or 13.8%, to $4.1 million for the nine months ended September 30, 1998, from $3.6 million for the comparable period of 1997. The increase is primarily the result of an increase in real estate tax escrows of $274,000, an increase in insurance costs of $40,000, an increase in payroll costs of $61,000, an increase in repairs of $30,000 and an increase in other property operating expenses of $97,000 related to the Company's acquisition of Lantana Village, El Novillo, Beauclerc
Village, Summerlin Square, Monument Pointe and Sky Lake.

Depreciation and amortization expense increased by approximately $337,000, or 18.9%, to $2.1 million for the nine months ended September 30, 1998, from $1.8 million for the comparable period of 1997. The increase resulted primarily from the acquisition of Lantana Village, El Novillo, Beauclerc Village, Summerlin Square, Monument Pointe and Sky Lake.

Interest expense decreased by approximately $330,000, or 7.6%, to $4.0 million for the nine months ended September 30, 1998 from $4.3 million for the comparable period of 1997, primarily as a result of the Company's use of proceeds from its issuance of capital stock during 1998 and 1997 to reduce mortgage indebtedness.

General and administrative expenses increased by approximately $179,000, or 19.3% to $1.1 million for the nine months ended September 30, 1998 from $929,000 for the comparable period of 1997. The increase resulted primarily from an increase in professional and consulting fees of $135,000 and an increase in bad debt expenses of $42,000.

The put option expense of approximately $1.3 million, in the nine months ended September 30, 1998, resulted from the Company granting Dan Overseas (the Selling Stockholder in the Company's initial public offering of Common Stock) an option to put 293,430 Series C warrants to the Company at a price of $7.25 per warrant which resulted in a one time expense of approximately $1.3 million. Excluding this put option expense, net income would have been approximately $5.7 million for the nine months ended September 30, 1998, and basic and diluted earnings per share would have been $0.67 and $0.67 for the nine months ended September 30, 1998, respectively.

As a result of the foregoing, net income increased by approximately $297,000, or 7.1%, to $4.5 million for the nine months ended September 30, 1998, compared to $4.2 million for the comparable period of 1997.

FUNDS FROM OPERATIONS

In March, 1995, the National Association of Real Estate Investment Trusts ("NAREIT") adopted the NAREIT White Paper on Funds from Operations (the "White Paper") which provided additional guidance on the calculation of funds from operations. The White Paper defines funds from operations as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures ("FFO"). Management believes FFO is a helpful measure of the performance of an equity real estate investment trust ("REIT") because, along with cash flows from operating activities, investing activities and financing activities, it provides an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other REITs, and accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with the net income as presented in the condensed consolidated financial statements and information included elsewhere herein. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

The following table illustrates the calculation of FFO for the three months and nine months ended September 30, 1998 and 1997:



                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                 September 30,
                                                                      1998           1997           1998           1997
                                                                          (Unaudited)                   (Unaudited)
Net income                                                           $ 2,091        $ 1,597        $ 4,466        $ 4,169
Depreciation of real estate assets                                       745            590          2,075          1,743
Amortization of leasing costs                                             12             10             37             29
Loan pre-payment penalties                                                                             119             21
Put option expense                                                                                   1,320
Write-off of unamortized loan costs related
  to repayment of mortgage indebtedness                                                                 88            102
Lease termination fees                                                    (4)           (15)          (450)           (34)
                                                                     -------        -------        -------        -------
FUNDS FROM OPERATIONS                                                $ 2,844        $ 2,182        $ 7,655        $ 6,030
                                                                     =======        =======        =======        =======

FUNDS FROM OPERATIONS PER SHARE (Diluted)                            $  0.28        $  0.30        $  0.89        $  0.89
                                                                     =======        =======        =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)                         10,299          7,247          8,616          6,797
                                                                     =======        =======        =======        =======

                                       11

FFO increased by approximately $662,000 or 30.3%, to $2.8 million for the three months ended September 30, 1998, from $2.2 million for the comparable period of 1997. FFO increased by approximately $1.6 million, or 27.0% to $7.7 million for the nine months ended September 30, 1998 from $6.0 million for the comparable period of 1997. The increase is primarily the result of the acquisitions of additional properties and the reduction of the Company's mortgage indebtedness.


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

The following pro forma results of operations for the nine months ended September 30, 1998 and 1997, and the actual results of operations for the three months ended September 30, 1998, and the pro forma results of operations for the three months September 30, 1997, respectively, gives effect to the initial public offering as if it had occurred at the beginning of each period. Pro forma adjustments assume application of the net proceeds of the offering to purchase properties, retire mortgage indebtedness and other related adjustments and exclude the non-recurring put option expense. The following pro forma financial information is not necessarily indicative of the results of operations which would have been reported if the offering had occurred on the dates or for the periods indicated.

The nine months ended September 30, 1998 and 1997 and the three months ended September 30, 1997 pro forma results of operations would have been as follows:



                                                                Three
                                                             Months Ended     Nine Months Ended
                                                             September 30,      September 30,
                                                                 1997         1998         1997
                                                             (Unaudited)         (Unaudited)

REVENUES:
  Rental income                                              $ 5,383     $ 17,613     $ 15,656
  Investment revenue                                             309          376          645
                                                             -------     --------     --------
   Total revenues                                              5,692       17,989       16,301
                                                             -------     --------     --------
COSTS AND EXPENSES:
  Operating expenses                                           1,335        4,263        3,925
  Depreciation and amortization                                  674        2,237        1,994
  Interest                                                     1,220        3,445        3,775
  General and administrative expenses                            339        1,108          929
                                                             -------     --------     --------
    Total costs and expenses                                   3,568       11,053       10,623
                                                             -------     --------     --------
NET INCOME                                                   $ 2,124      $ 6,936      $ 5,678
                                                             =======     ========     ========
EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE                                      $ 0.21       $ 0.68       $ 0.59
                                                             =======     ========     ========
NUMBER OF SHARES USED IN COMPUTING
  BASIC EARNINGS PER SHARE                                    10,239       10,239        9,619
                                                             =======     ========     ========
DILUTED EARNINGS PER SHARE                                    $ 0.20       $ 0.67       $ 0.56
                                                             =======     ========     ========
NUMBER OF SHARES USED IN COMPUTING
  DILUTED EARNINGS PER SHARE                                  10,577       10,299       10,128
                                                             =======     ========     ========

The following table illustrates the calculation of pro forma FFO for the nine months ended September 30, 1998 and 1997 and the three months ended
September 30, 1997:

                                                                        Three
                                                                     Months Ended               Nine Months Ended
                                                                    September 30,                 September 30,
                                                                         1997                1998               1997
                                                                     (Unaudited)                    (Unaudited)
Net income                                                              $ 2,124              $ 6,936            $ 5,678
Depreciation of real estate assets                                          661                2,194              1,956
Amortization of leasing costs                                                10                   37                 29
Loan pre-payment penalties                                                                                           21
Write-off of unamortized loan costs related
  to repayment of mortgage indebtedness                                                                             102
Lease termination fees                                                      (15)                (450)               (34)
                                                                        -------              -------            -------

FUNDS FROM OPERATIONS                                                   $ 2,780              $ 8,717            $ 7,752
                                                                        =======              =======            =======

FUNDS FROM OPERATIONS PER SHARE (Diluted)                               $  0.26              $  0.84            $  0.77
                                                                        =======              =======            =======

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)                            10,577               10,299             10,128
                                                                        =======              =======            =======

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

As of September 30, 1998, the Company had total mortgage indebtedness of approximately $62.6 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average rate of 7.95% and collateralized by 13 of the Company's existing properties. Future scheduled annual maturities of mortgage notes payable for the periods ending September 30 are as follows: 1999
- $1.2 million, 2000 - $0, 2001 - $2.6 million, 2002 - $2.1 million and 2003 -
$5.9 million. The Company also has provided a $1.5 million letter of credit to secure certain obligations in connection with the acquisition of one of the Company's properties. This letter of credit is collateralized by a mixed-use property located in West Palm Beach, Florida.

The Company has a $2.5 million line of credit (the "Line of Credit") with a financial institution which is currently due on demand and is collateralized by the Company's principal office building located in Miami Beach, Florida. The line of credit bears interest at 0.50% over the Citibank, N.A. prime rate. The purpose of the line of credit is to provide working capital to the Company. As of September 30, 1998, no amounts were outstanding under the Line of Credit.

The Company has received a commitment for a $15.0 million revolving line of credit from the same financial institution providing the Line of Credit, which will be used to fund property acquisitions and development activities (the "Acquisition Line of Credit") and will be secured by certain of the Company's unencumbered properties. Advances under the Acquisition Line of Credit will bear interest at 225 basis points over LIBOR and will mature three years after the execution of a definitive loan agreement. This Line of Credit will be increased up to $35.0 million, subject to the financial institution obtaining participants and the Company contributing additional properties, acceptable to the financial institution and its participants.

The Company has determined at this time not to pursue obtaining a previously announced commitment with respect to a $60.0 million revolving line of credit facility from a different financial institution.

The Company has one major redevelopment project under construction that will add an additional 240,000 square feet of retail space to the Company's portfolio. This project is expected to be completed during 1999. It is anticipated that future funding required for this project is estimated to be $15.0 million and will come from the proposed Acquisition Line of Credit and other sources of cash including obtaining permanent debt on certain unencumbered existing properties. Management expects this development to have a positive effect on cash generated by operating activities and Funds from Operations.

The Company believes, based on currently proposed plans and assumptions relating to its operations, that the proceeds from its initial public offering and the Company's existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy its cash requirements for a period of at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be innacurate or the proceeds from the initial public offering or available financing arrangements prove to be insufficient to fund the Company's expansion and development efforts, the Company would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected.

During the three months ended September 30, 1998, the Company declared a cash dividend of $0.25 per outstanding share of Common Stock. This dividend was paid on October 6, 1998 to stockholders of record on September 22, 1998.


YEAR 2000 COSTS

The Company has undertaken a study of its functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. As a result of such study, the Company believes the majority of its systems are year 2000 compliant. To date, the expenses incurred by the Company in order to become year 2000 compliant, including computer software costs, have been approximately $25,000. Costs other than software have been expensed as incurred.

An assessment of the readiness of year 2000 compliance of third party entities with which the Company has relationships, such as its banking institutions, tenants and others is ongoing. The Company has inquired, or is in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. The Company will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. The Company's initial assessment of compliance by third party entities is that there is not a material business risk to the Company posed by any such noncompliance and, as such, the Company has not yet developed any related contingency plans.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  As previously reported in the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 1998 (the "Prior Report"), Albertsons, Inc. ("Albertsons") filed a complaint in the Circuit Court for the Eleventh Judicial District in and for Miami-Dade County, Florida against a subsidiary of the Company seeking injunctive relief and amounts representing lost profits arising from an alleged breach by the subsidiary of a letter agreement between Albertsons and such subsidiary. As reported in the Prior Report, the court dismissed with prejudice Albertsons' claim for specific performance and deferred until a later date a ruling on the remaining issues raised in Albertsons' complaint. Although the Company believes that it has meritorious defenses to the remaining claims and intends to defend the action fully and vigorously, no assurance can be given with respect to the outcome of this action or its effect on the Company. No material developments have occurred with respect to this action during the three months ended September 30, 1998.

Item 2.           Changes in Securities and Use of Proceeds

                  The Company consummated its initial public offering of an aggregate of 4,700,000 shares of Common Stock on May 13, 1998. Of the 4,700,000 shares of Common Stock sold in the Offering, 3,330,398 shares generating proceeds of approximately $36.6 million, were sold by the Company. After the payment of approximately $3.6 million in Offering related expenses, the Company received net proceeds of approximately $33.0 million. Of the $5.4 million of proceeds available as of July 1, 1998, the following proceeds were used during the three months ended September 30, 1988: (i) acquired certain real estate properties for $1.0 million, and (ii) paid $1.1 million for construction costs and improvements to existing properties.

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  (A)   Exhibits
                        10.1 - Agreement for Purchase and Sale, dated August
                                 19, 1998, between Equity (Parker Towne Center), Inc. and Dunhill Partners
                        10.2 - Promissory Note, dated October 30, 1998, in the
                                 amount of $5.0 million from Equity One
                                 (Atlantic Village), Inc. to Southern Farm
                                 Bureau Life Insurance Company
                        10.3 - Mortgage, Security Agreement and Assignment of
                                 Leases, dated October 30, 1998, between Equity One (Atlantic Village), Inc. and Southern Farm Bureau Life Insurance Company
                        27.1 - Financial Data Schedule

                  (B)   Report on Form 8-K
                        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Equity One, Inc.

Date: November 16, 1998               /S/ CHAIM KATZMAN
                                      --------------------------
                                      Chaim Katzman
                                      Chief Executive Officer
                                      (Principal Executive Officer)



                                      /S/ DAVID N. BOOKMAN
                                      -------------------------
                                      David N. Bookman
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------

10.1 Agreement for Purchase and Sale, dated August 19, 1998 Between Equity (Parker Towne Center), Inc. and Dunhill Partners

10.2 Promissory Note, dated October 30, 1998 issued by Equity One (Atlantic Village), Inc. to Southern Farm Bureau Life Insurance Company

10.3 Mortgage Security Agreement and Assignment of Leases, dated October 30, 1998 between Equity One (Atlantic Village), Inc. and Southern Farm Bureau Life Insurance Company

27.1                Financial Data Schedule