Form 10-K
period 1998-12-31
EQUITY ONE INC
filed 1999-03-31
CIK 1042810

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                              ---------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission file number 001-13499

                                EQUITY ONE, INC.
              Exact name of Registrant as specified in its charter

             MARYLAND                                           52-1794271
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                    1600 N.E. MIAMI GARDENS DRIVE, SUITE 200
                           NORTH MIAMI BEACH, FL 33179
                    (Address of principal executive offices)

                  Registrant's telephone number: (305) 947-1664

           Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                     ON WHICH REGISTERED
----------------------------                             -----------------------
Common Stock, $.01 par value                             New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 30, 1999 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $37,382,047.50.

         As of March 29, 1999, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 10,574,320.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.
================================================================================

                                EQUITY ONE, INC.

                                TABLE OF CONTENTS
                                                                                                                PAGE
                                                                                                                ----
                                     PART I

ITEM 1.         BUSINESS..........................................................................................1
ITEM 2.         PROPERTIES.......................................................................................19
ITEM 3.         LEGAL PROCEEDINGS................................................................................19
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................19


                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................20
ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA................21
ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............22
ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................27
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................28
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............28


                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................28
ITEM 11.        EXECUTIVE COMPENSATION...........................................................................28
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................28
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................28


                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................................29

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Equity One, Inc. and subsidiaries (the "Company") is a self-administered, self-managed real estate investment trust ("REIT") that principally acquires, renovates, develops and manages community and neighborhood shopping centers anchored by national and regional supermarket chains ("Supermarket Centers"). At December 31, 1998, the Company's portfolio consisted of 15 Supermarket Centers, two drug store anchored neighborhood shopping centers, a shopping center located in Northeast Miami-Dade County, Florida which is being comprehensively redeveloped into a 280,000 square foot Supermarket Center ("Sky Lake"), two mixed-use (office/retail) properties, one office building, one mini-warehouse facility, one residential apartment building and one restaurant property (collectively, the "Existing Properties"). The Existing Properties are located primarily in the Miami, Orlando and Jacksonville metropolitan areas of Florida and in the Houston metropolitan area in Texas and contain an aggregate of 2.1 million square feet of gross leasable area ("GLA").

         The Company also owns an aggregate of 17.75 acres of land adjacent to certain of the Existing Properties and has agreed to purchase of 4.4 acres of vacant land located in Southwest Miami-Dade County, Florida, substantially all of which is intended for retail development. The Company also has an option to purchase (the "Option") 10.0 acres of land in Southwest Miami-Dade County, Florida ("Coral Way"), which property is commercially zoned and has received county site plan approval for the development of a 100,000 square foot Supermarket Center, and 6.2 acres of vacant land adjacent to certain of the Existing Properties. The Option is exercisable by the Company for a period of five years.

         Supermarket Centers are anchored by national and regional supermarkets such as Winn-Dixie, Publix, Albertsons and Kroger. Additional tenants particularly responsible for drawing tenants and shoppers to the Company's Supermarket Centers (including national and regional supermarkets, "Anchor Tenants") include national retailers such as K-Mart, Best Buy, Walgreens and Eckerd. Non-Anchor Tenants of the Supermarket Centers include such well known national and regional businesses as Einstein Bros. Bagels, Rainbow Shops, Boat US Marine, Little Caesars, Video Avenue, General Nutrition Center, Radio Shack, NationsBank, Play It Again Sports, and Chili's, as well as local tenants such as Swim 'N Fun Pool Supply, Vision Works, Dollar General, Rent A Center and United Consumer Club. The Company believes that supermarkets and other Anchor Tenants offering daily necessity items generate regular consumer traffic and enhance the performance and stability of a center. As of December 31, 1998, the Company's supermarket Anchor Tenants, other Anchor Tenants and non-Anchor Tenants contributed 24.0%, 22.3% and 53.7%, respectively, of the Company's aggregate annualized minimum rents and accounted for approximately 30.4%, 24.1% and 45.5%, respectively, of GLA.

RECENT DEVELOPMENTS

         In January 1999, the Company acquired a Supermarket Center consisting of an aggregate of approximately 74,340 square feet of GLA located in Plant City, Florida ("Walden Woods") for a purchase price of approximately $3.8 million. Walden Woods is anchored by a Winn-Dixie supermarket and a Walgreen's drug store. Additionally, in February 1999, the Company acquired a Supermarket Center consisting of an aggregate of 126,000 square feet of GLA located in Orlando, Florida ("Park Promenade") for an aggregate purchase price of $9.1 million. Park Promenade's major anchor tenants include a 55,000 square foot Publix supermarket, Blockbuster Video and other nationally recognized retailers.

         In January 1999, the Company also acquired approximately 28 acres of undeveloped real estate in Tallahassee, Florida for a purchase price of $2.1 million, for development of a Supermarket Center to be known as Forest Village Shopping Center ("Forest Village"). The Company has entered into a development agreement with an independent third party with respect to the construction of Forest Village. This property has already received the requisite county development approvals. The Company anticipates that Forest Village will be developed in two phases. In connection with the acquisition of Forest Village, the Company entered into a lease with Publix for the construction and lease of a 37,866 square foot supermarket. The Company anticipates that the first phase of Forest Village will be completed in the first quarter of 2000 and will cost approximately $6.0 million.

         In December 1998, the Company exercised an option to purchase a parcel of vacant land across from its executive offices in Miami Beach, Florida where it plans to develop a mixed-use office/retail tower with 70,000 square feet of GLA and a 250 car parking garage.

BUSINESS AND GROWTH STRATEGIES

         The Company was organized in June 1992 under the laws of the State of Maryland to acquire Supermarket Centers in high growth, densely populated areas throughout the Southeast generating stable cash flows and long-term value. The Company selects properties for acquisition or development which have, or are suitable for, supermarket and other Anchor Tenants, and are adaptable over time for expansion, renovation and redevelopment. In order to take advantage of property management operating efficiencies and present attractive leasing opportunities to tenants who seek multiple locations in an area, the Company also targets properties proximate to its other properties. All properties must be well located and have high visibility, open air designs, ease of entry and exit and ample parking. The Company acquires both Supermarket Centers that are substantially fully leased (i.e., existing tenants occupy 85% or more of GLA), appropriately tenanted and well maintained ("Performing Supermarket Centers"), and Supermarket Centers which are not Performing Supermarket Centers which meet the Company's turnaround criteria ("Underperforming Supermarket Centers"). In acquiring Performing Supermarket Centers, the Company requires attractive and sustainable rates of return, and in acquiring Underperforming Supermarket Centers, the Company seeks opportunities to increase revenues primarily through renovation and retenanting.

         The Company believes that its management team possesses the experience and expertise necessary to identify, acquire, renovate, develop and manage additional Supermarket Centers. The Company's principal senior executives and property managers average 18 years experience in the real estate industry and have acquired and managed all the Existing Properties. Management believes that it has cultivated strong relationships with supermarkets and other Anchor Tenants which, in combination with its in-depth knowledge of the Company's primary markets, has contributed substantially to the Company's success in identifying, acquiring and operating its properties.

         Since its formation, the Company has experienced sustained growth in its real estate portfolio, revenues and net income. From December 31, 1993 to December 31, 1998, the Company increased total real estate assets and GLA to $148.1 million and 2.1 million square feet, respectively, from $28.5 million and 600,000 square feet, respectively. For the year ended December 31, 1998, total revenues and net income increased to $25.6 million and $9.1 million, respectively, from $2.1 million and $49,000, respectively, for the year ended December 31, 1993. For a discussion of the growth in the Company's funds from operations, see "Selected Consolidated Financial Data."

         The Company intends to maximize total return to stockholders by increasing cash flow per share and maximizing the value of its real estate portfolio. The Company believes it can achieve this objective primarily through the acquisition, renovation, development and management of Supermarket Centers and other properties which meet the Company's investment criteria. The Company believes it has certain competitive advantages which enhance its ability to capitalize on acquisition opportunities, including: (i) management's significant local market experience and expertise; (ii) the Company's long-standing relationships with real estate brokers, tenants and institutional and other real estate owners in its current target markets; (iii) a streamlined acquisition process; (iv) access to capital; and (v) the ability to offer cash and tax advantaged structures to sellers.

         The Company intends to maintain significant flexibility with respect to the form of its acquisition transactions, using cash available from operations or lines of credit for sellers who seek immediate liquidity, as well as tax-advantaged partnership structures to attract tax-motivated sellers. Such structures may include entering into joint ventures or other types of co-ownership with the sellers, whether in the form of limited partnership, limited liability companies, or otherwise, with the Company expected to acquire the controlling interests in such ventures. The sellers may be offered interests in the ventures which are convertible or exchangeable for shares of Common Stock or otherwise allow the seller to participate in the financial condition of the Company. The Company may in the future acquire all or substantially all of the securities of other REITs or similar entities when such investments would be consistent with the Company's investment objectives.

         The Company's principal business and growth strategies are as follows:

         ACQUISITION OF PERFORMING SUPERMARKET CENTERS. The Company intends to acquire Performing Supermarket Centers that offer attractive and sustainable rates of return in areas throughout the Southeast having demographic characteristics similar to those of its present markets. Examples of acquisitions of Performing Supermarket Centers include, (i) Walden Woods and Park Promenade in the first quarter of 1999, (ii) Lantana Village Shopping Center ("Lantana Village"), Summerlin Square Shopping Center ("Summerlin Square") and Beauclerc Village Shopping Center ("Beauclerc Village") in 1998,
(iii) West Lake Plaza Shopping Center ("West Lake") and Forest Edge Shopping Center ("Forest Edge") in 1996, (iv) Lake Mary Shopping Centre ("Lake Mary") and Pointe Royale Shopping Center ("Pointe Royale") in 1995 and (v) Bird Ludlum Shopping Center ("Bird Ludlum") in 1994. The Company will target Performing Supermarket Centers which are adaptable to expansion, renovation and redevelopment, and, in order to maximize property management efficiencies and present attractive leasing opportunities to tenants who seek multiple locations in one area, are located proximate to other Company owned Supermarket Centers or to one another. The Company will seek Supermarket Centers which offer daily necessities and value-oriented merchandise and have high visibility, open-air designs, ease of entry and exit and ample parking. Given the Company's relationship with certain Anchor Tenants, particularly supermarkets, and its operational expertise, the Company anticipates that it will be able to enhance the performance of properties satisfying its acquisition criteria. When entering new markets, the Company considers its ability to increase and concentrate holdings in order to achieve economies of scale.

          The Company has developed an integrated methodology for sourcing and completing acquisitions. The Company believes it has favorable access to potential acquisition opportunities by virtue of its relationships with brokers, tenants, financial institutions, development agencies, contractors, and others involved in the real estate market. Additionally, the Company believes that as institutional investors in real estate become less willing to own and manage significant real estate assets and become more comfortable with indirect investments, such institutions will become significant sellers of properties and the Company will be an attractive purchaser in its target markets. The Company conducts its review procedures with the full participation of the Company's senior officers, which, combined with the Company's access to capital and knowledge of existing markets, allows the Company to make expedited determinations and consummate transactions quickly.

         When evaluating potential acquisitions and development projects, the Company considers such factors as (i) economic, demographic, and regulatory and zoning conditions in the property's local and regional market; (ii) the location, construction quality, and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow;
(iv) Anchor Tenants' and other tenants' gross sales per square foot measured against industry standards; (v) the potential for capital appreciation of the property; (vi) the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; (vii) the occupancy and demand by tenants for properties of a similar type in the market area; (viii) the potential to complete a strategic renovation, expansion, or retenanting of the property; (ix) the property's current expense structure and the potential to increase operating margins; (x) the ability of the Company to subsequently sell or refinance the property; and
(xi) competition from comparable retail properties in the market area.

         ACQUISITION OF UNDERPERFORMING SUPERMARKET CENTERS. The Company intends to acquire Underperforming Supermarket Centers that meet the Company's turnaround criteria, which includes having the potential to increase revenues and operating cash flows through renovation and retenanting. Underperforming Supermarket Centers are typically undercapitalized, poorly managed and/or poorly maintained and may require significant capital improvements. The Company also requires attractive location and market demographics, availability on favorable terms, and willingness of supermarket and other Anchor Tenants to commit to lease space. The Company believes that its market knowledge, strong relationships with supermarkets and other Anchor Tenants and its capabilities in renovation and redevelopment, are particularly integral to its ability to acquire and reposition Underperforming Supermarket Centers.

         When evaluating such acquisitions, the Company considers factors similar to those applied in the acquisition of Performing Supermarket Centers, and will complete such acquisitions only after a careful due diligence process, including an in-depth study of the reasons for the center's failure to perform, the community demographics, the costs of renovation or redevelopment, and the willingness of acceptable Anchor Tenants and other tenants to commit to the site. Similarly, the Company believes that its competitive advantage is enhanced by its ability to conduct an efficient due diligence investigation and to commit to and fund an acquisition that is structured so as to meet the requirements of a seller with respect to receiving cash or tax deferred benefits. In addition, the Company's relationships with Anchor Tenants, who are familiar with the Company's commitment to quality construction, maintenance and operations, aids it in obtaining preleasing expressions of interest before the decision to acquire the property is made.

         Examples of the Company's ability to enhance Underperforming Supermarket Centers include East Bay Plaza ("East Bay"). East Bay, which was acquired in July 1993 at a 48.0% occupancy rate, was 86.3% occupied at December 31, 1998.

         In addition, the acquisition of Underperforming Supermarket Centers frequently provides the Company with an opportunity to buy adjacent undeveloped land whose value is depressed by proximity to the Underperforming Supermarket Center and can be enhanced by the Company's rehabilitation program.

         REDEVELOPMENT AND DEVELOPMENT OF SUPERMARKET CENTERS. The Company will redevelop existing and develop new Supermarket Centers with characteristics similar to those of the Existing Properties. The Company will consider development only if the overall economics of developing a property appear to be more favorable than acquiring and/or redeveloping an existing property. For example, the Company acquired Sky Lake, which is being comprehensively redeveloped into a 280,000 square foot Supermarket Center. The redevelopment is expected to cost $18.4 million and to be completed by February, 2000. In addition, the Company owns 17.5 acres of land adjacent to certain of the Existing Properties, substantially all of which is intended for retail development. In January, 1999, the Company acquired 28 acres of undeveloped real property in Tallahassee, Florida for development of Forest Village. The Company has signed a lease with Publix for the construction of a 37,866 square foot supermarket to anchor Forest Village. The Company has also recently exercised an option to purchase a parcel of vacant land across from its executive offices in Miami Beach, Florida where it plans to develop a mixed-use office/retail tower with 70,000 square feet of GLA and a 250 car parking garage. The Company also has agreed to acquire 4.4 acres of vacant land located in Southwest Miami-Dade County, Florida for future development, contingent upon, among other things, the rezoning of such property for commercial use. The Company has an Option to purchase Coral Way, which has received site plan approval for development of a 100,000 square foot Supermarket Center.

         The Company has not previously developed shopping centers. Additionally, the Company has limited experience in redevelopment projects, although it has done so on both a whole property basis, such as the comprehensive redevelopment of Sky Lake and the redevelopment of the Company's mixed use (office/retail) property located in West Palm Beach, Florida ("Diana Building"), as well as on an individual basis in order to meet specific tenant needs. In addition, certain members of management have extensive experience in development and redevelopment activities. Sky Lake is anticipated to be completed in February 2000, although the first phase of this project, including the opening of a 51,420 square foot Publix supermarket, is anticipated to open in the third quarter of 1999.

         Although the Company previously has concentrated on the acquisition of existing Supermarket Centers, the Company believes that, as a result of changing market conditions, development and redevelopment will provide significant growth opportunities in the future. Accordingly, it may acquire or option parcels of land in its target markets which are likely to be subject to increased development. In connection with its development activities, the Company has hired a licensed architect and general contractor to head its development department and recently hired two additional full-time employee to support its development and redevelopment operations.

         INCREASING REVENUES AND INCREASING OPERATING MARGINS. The Company will continue to seek to improve the financial performance of its portfolio by increasing revenues (through increased occupancy and/or rental rates), maintaining high tenant retention rates (i.e., the percentage of tenants who renew their leases upon expiration), replacing certain existing tenants with more creditworthy tenants and aggressively managing operating expenses. Increased competition, changes in economic conditions and declines in tenant retention levels could adversely affect the Company's ability to improve the financial performance of its property portfolio. Most of the Company's lease agreements provide for percentage rents, indexed rent increases (based on CPI or other criteria) and/or have scheduled rent escalations. While the Company believes that substantially all its properties are in desirable locations that are experiencing rising rents, low vacancy rates, and increased demand, allowing the Company to renew leases, or relet space under expired leases, at favorable rents, any significant increases in vacancy rates and/or decreases in demand could adversely affect the Company's ability to renew such leases, or relet space under expired leases, at favorable rates. There is no assurance that such trends will continue.

         The Company has developed strong relationships with its Anchor Tenants by continually striving to promote tenant satisfaction by anticipating and responding to their requirements. A number of the Company's Anchor Tenants have evidenced this satisfaction by expanding their leased space within the Company's properties. For example, at Commonwealth, the Company invested $1.3 million to expand Winn-Dixie's space by 12,000 square feet, and in return Winn-Dixie (i) increased its annual minimum rent by approximately $144,000, starting in March 1998 and (ii) extended its lease for an additional 20-year period. In addition, the Company seeks to increase operating results through the strategic renovation and/or expansion of properties which are typically adaptable for varied tenant layouts and can be reconfigured to accommodate new tenants or the changing space needs of existing tenants.

         OTHER ACQUISITIONS. The Company may from time to time acquire or develop, on a highly selective basis, other types of income-producing commercial properties in markets in which the Company has significant expertise and which present superior opportunities for a return on its investment.

THE PROPERTIES

         At December 31, 1998, the Company's Existing Properties, consisting primarily of Supermarket Centers, contained an aggregate of 2.1 million square feet of GLA. All of the Company's Supermarket Centers were developed after 1982. Management believes that the location and quality of its Existing Properties have enabled the Company to develop and retain an attractive and diverse tenant base. As of December 31, 1998, the Existing Properties were 97% leased to 407 tenants (not including 465 tenants and 17 tenants of the Company's mini-warehouse facility and apartment building, respectively). The following table provides a brief description of each of the Company's properties:

                                                             NET OPERATING     AVERAGE
                                   GLA (SQ.                    INCOME FOR      MINIMUM
                                     FT.)                       THE YEAR    RENT PER SQ.        PERCENT
                        DATE          AT         NUMBER OF      ENDED         FT. AS OF        LEASED AT     CERTAIN
    PROPERTY(1)       ACQUIRED   DEC. 31, 1998    TENANTS     DEC. 31, 1998  DEC. 31, 1998   DEC. 31, 1998   TENANTS
    -----------       --------   -------------   ---------   -------------- --------------   -------------   -------
SOUTH FLORIDA
Bird Ludlum           August       192,327           47       $ 2,512,659       $13.10           99%     Winn-Dixie,
  Shopping Center       1994                                                                             Eckerd,
Miami, FL                                                                                                Blockbuster
                                                                                                         Video, Vision
                                                                                                         Works, Rainbow
                                                                                                         Shops, Radio
                                                                                                         Shack, Boat US
                                                                                                         Marine,
                                                                                                         NationsBank, GNC

Plaza Del Rey         December      50,146           21       $  591,119        $12.21          100%     Navarro, Rent A
  Shopping Center       1992                                                                             Center
Miami, FL

Pointe Royale           July       199,068           22       $ 1,018,890        $5.92          100%     Winn-Dixie, Best
  Shopping Center(2)    1995                                                                             Buy, Eckerd,
Miami, FL                                                                                                Dollar Bills,
                                                                                                         Household Finance
                                                                                                         Company

West Lake Plaza       November     100,747           26       $  991,495         $9.27          100%     Winn-Dixie,
  Shopping Center       1996                                                                             Burger King,
Miami, FL                                                                                                United Consumer
                                                                                                         Club

Sky Lake               August       43,667(4)        13       $  304,998        $10.41           95%     Humana, First
N. Miami Beach, FL      1997                                                                             Union Bank,
                                                                                                         McDonald's

Lantana Village        January      85,300           26       $  741,599         $9.63          100%     Winn-Dixie,
  Shopping Center       1998                                                                             Rite-Aid, Denny's
Lantana, FL

CENTRAL FLORIDA
East Bay Plaza          July        81,826           18       $  458,228         $7.67           86%     Scotty's,
  Shopping Center       1993                                                                             Hollywood Video,
Largo, FL                                                                                                Albertsons(5)

Eustis Square          October     126,791           20       $  746,423         $6.81           90%     Publix, Bealls,
  Shopping Center       1993                                                                             Walgreens, US Pak
Eustis, FL                                                                                               N Ship

Forest Edge           December      68,631           13       $  381,653         $6.81          100%     Winn-Dixie, Auto
  Shopping Center       1996                                                                             Zone
Orlando, FL

Lake Mary Shopping    November     288,450           53       $ 3,076,846       $11.21           99%     K-Mart,
  Center                1995                                                                             Albertsons,
Lake Mary, FL                                                                                            General Cinema,
                                                                                                         Play It Again
                                                                                                         Sports, Chili's,
                                                                                                         Einstein Bros.
                                                                                                         Bagels,
                                                                                                         NationsBank, Swim
                                                                                                         N Fun

Summerlin Square         May       109,156           24       $  535,495        $10.42           96%     Winn-Dixie,
  Shopping Center       1998                                                                             Eckerd, Mobil,
Fort Myers, FL                                                                                           Perkins

NORTH FLORIDA
Atlantic Village        June       100,559           23       $  940,831         $9.21           93%     Publix,
  Shopping Center       1995                                                                             Blockbuster
Atlantic Beach, FL                                                                                       Music, Village
                                                                                                         Shoe Box, JoAnne
                                                                                                         Fabrics

                                                             NET OPERATING     AVERAGE
                                   GLA (SQ.                    INCOME FOR      MINIMUM
                                     FT.)                       THE YEAR    RENT PER SQ.        PERCENT
                        DATE          AT         NUMBER OF      ENDED         FT. AS OF        LEASED AT     CERTAIN
    PROPERTY(1)       ACQUIRED   DEC. 31, 1998    TENANTS     DEC. 31, 1998  DEC. 31, 1998   DEC. 31, 1998   TENANTS
    -----------       --------   -------------   ---------   -------------- --------------   -------------   -------
Commonwealth          February      81,467           13       $  546,064         $7.89           90%     Winn-Dixie, Subway
  Shopping Center(6)    1994
Jacksonville, FL

Fort Caroline          January      74,546            9       $  456,946         $7.02           92%     Winn-Dixie,
  Trading Post(6)       1994                                                                             Eckerd, McDonalds
Jacksonville, FL

Monument Pointe        January      75,328           12       $  426,379         $6.18           98%     Winn-Dixie, Eckerd
  Shopping Center       1997
Jacksonville, FL

Oak Hill Shopping     December      78,492           16       $  489,807         $6.47           92%     Publix,
  Center                1995                                                                             Walgreens,
Jacksonville, FL                                                                                         Blockbuster
                                                                                                         Video, Little
                                                                                                         Caesars

Beauclerc Village       June        67,927           10       $  210,691         $6.08          100%     Walgreens, Old
  Shopping Center       1998                                                                             America, Big Lots
Jacksonville, FL

TEXAS

Houston Area
Four Corners           January     115,178           26       $  820,684         $8.95           99%     Kroger, Eckerd,
  Shopping Center       1993                                                                             Wendy's,
Tomball, TX                                                                                              Mailboxes Etc.,
                                                                                                         Rent A Center

Total/Weighted                   1,939,606          392       $ 15,250,807       $8.83           97%
  Average

OTHER PROPERTIES:

Equity One Office       April       28,980(3)        10       $  281,216        $11.16          100%     City of Miami
  Building              1992                                                                             Beach Parking
                                                                                                         Department
Miami Beach, FL

Pointe Royale           July        18,000           --               --         --              --      --
 Office Building        1995
Miami, FL

Diana Building        February      18,707            4       $   98,815        $14.77           55%     Fat Tuesday's
West Palm Beach, FL     1995

Mandarin                 May        52,880          465       $  211,672         $5.88             87%   --
 Mini-Storage           1994
Jacksonville, FL

                                                             NET OPERATING     AVERAGE
                                   GLA (SQ.                    INCOME FOR      MINIMUM
                                     FT.)                       THE YEAR    RENT PER SQ.        PERCENT
                        DATE          AT         NUMBER OF      ENDED         FT. AS OF        LEASED AT     CERTAIN
    PROPERTY(1)       ACQUIRED   DEC. 31, 1998    TENANTS     DEC. 31, 1998  DEC. 31, 1998   DEC. 31, 1998   TENANTS
    -----------       --------   -------------   ---------   -------------- --------------   -------------   -------
Monclair Apartments    August        9,375           17       $    8,989        $10.77           85%     --
Miami Beach, FL         1998

Restaurant Property      May        10,000            1       $  108,137        $16.25          100%     LHD Restaurant
Miami Beach, FL         1998     ---------          ---       ----------        ------          ---      Corp., d/b/a El
                                                                                                         Novillo

Total/Weighted                     137,942          497       $  708,829         $9.30           68%
 Average Other                   ---------          ---       ----------         -----          ---
 Properties

Total/Weighted                   2,077,548          889      $ 15,959,636        8.85           95%
 Average All                     =========          ===       ============       =====          ===
 Properties

RECENTLY ACQUIRED
  PROPERTIES
Walden Woods           January      74,336            9           N/A            N/A           N/A       Winn-Dixie,
 Shopping Center(7)     1999                                                                             Walgreens
====================
 Plant City, FL

Park Promenade         January     125,806           27           N/A            N/A           N/A       Publix,
 Shopping Center(8)     1999                                                                             Blockbuster Video
Orlando, FL

-----------------------

(1) Does not include any redevelopment and development properties other than Sky Lake.

(2) Eckerd has vacated this site, but continues to make lease payments.

(3) Includes 3,000 square feet of GLA which is occupied by the Company.

(4) Does not include 240,000 square feet of vacant GLA which is to be redeveloped. See "Redevelopment and Development Properties".

(5) Albertsons is located on property contiguous to the Company's property which is not owned by the Company. Accordingly, Albertsons does not pay base rent or make payments to the Company for common area maintenance and similar charges at this location.

(6) Since the acquisition of Fort Caroline and Commonwealth, Winn-Dixie's space has been increased by an aggregate of 7,200 square feet and 10,000 square feet, respectively.

(7) The acquisition cost of this property was $3.8 million.

(8) The acquisition cost of this property was $9.1 million.


REDEVELOPMENT AND DEVELOPMENT PROPERTIES

         SKY LAKE. In August 1997 the Company acquired Sky Lake, an existing community shopping center, for $11.8 million. Sky Lake is located in the North Miami Beach, Florida area. The Company is conducting a comprehensive redevelopment program at Sky Lake in order to create a Supermarket Center containing approximately 295,000 square feet of GLA. The Company expects that the redevelopment will cost approximately $18.4 million and will occur in several phases which are expected to be completed by February 2000. The Company has entered into an agreement with Publix for the lease of 51,420 square feet of redeveloped GLA at Sky Lake. During the redevelopment, the Company has and will continue to receive certain rental revenue from tenants who are continuing operations during the redevelopment process. As of December 31, 1998, 43,667 square feet of such GLA, representing approximately $431,000 of aggregate annualized minimum rental revenue, had been leased, substantially all of which related to out-parcels located on the property.

         LAND FOR DEVELOPMENT. The Company owns 17.75 acres of vacant land adjacent to certain of the Existing Properties, substantially all of which the Company intends to develop as retail space. The Company expects to commence construction on 5.0 acres adjacent to Lake Mary and 0.5 acres adjacent to its Commonwealth Shopping Center ("Commonwealth") by September, 1999. The Company expects to complete these projects by March 2000, at a cost of approximately $3.0 million and $450,000, respectively. In addition, the Company has agreed to acquire 4.4 acres of land located in Southwest Miami-Dade County, Florida for future development contingent upon, among other things, the rezoning of such property for commercial use.

         In January 1999, the Company acquired approximately 28 acres of undeveloped commercially zoned land in Tallahassee, Florida on which it intends to develop the Forest Village Shopping Center. The acquisition price of this land was $2.1 million. The Company has entered into a lease with Publix supermarket for the construction of a 37,866 square foot supermarket at this development. The Company has commenced the development of the first phase of this project and anticipates that this phase will be completed in the first quarter of 2000 at a cost of approximately $6.0 million.

OPTION PROPERTY

         CORAL WAY. The Company has an Option, exercisable until May 2003, to acquire 10.0 acres of vacant land at Coral Way for $2.0 million. Coral Way is commercially zoned and has received county site plan approval for the development of a 100,000 square foot Supermarket Center. Coral Way is located in a newly rezoned high growth area of Southwest Miami-Dade County, Florida. The Company anticipates that it will exercise this Option and develop this property as a Supermarket Center to be completed by December 2000, although there can be no assurance that it will do so. The acquisition and development costs of Coral Way are anticipated to be $12.0 million.

         LAND FOR DEVELOPMENT. The Company also has an Option, exercisable until May 2003, to purchase 6.20 acres of vacant land adjacent to Bird Ludlum, which property is residentially zoned, for a purchase price of $1.1 million.

         The following table provides additional information with respect to properties held for redevelopment and development and properties under Option.

                                                                               NUMBER OF     DEVELOPABLE     CURRENT
             PROPERTY                            LOCATION         ACREAGE       PARCELS      SQUARE FEET     ZONING
             --------                            --------         -------      ---------     -----------     -------
REDEVELOPMENT/DEVELOPMENT PROPERTIES
Sky Lake(1)..............................    Miami-Dade, FL         24.00           1        280,000         Retail
Sky Lake(1)..............................    Miami-Dade, FL          1.50           2         15,000         Retail
Adjacent to Commonwealth.................    Jacksonville, FL        0.50           1          6,000         Retail
Adjacent to Fort Caroline................    Jacksonville, FL        0.50           1          7,000         Retail
Adjacent to Oak Hill.....................    Jacksonville, FL        0.25           1          6,000         Retail
Adjacent to Lake Mary....................    Lake Mary, FL           5.00           1         70,000         Retail
Adjacent to Lantana Village..............    Lantana, FL             0.50           1          6,000         Retail
Adjacent to Summerlin Square.............    Fort Myers, FL         10.50           2         95,000         Retail
Adjacent to Equity One Office Building...    Miami Beach, FL         0.50           2         70,000         Office
Vacant Land(2)...........................    Miami-Dade, FL          4.40           2         40,000         Retail
Vacant Land(3)...........................    Tallahassee, FL        28.00           1        160,000         Retail
                                                                   ------         ---        -------

Total--Redevelopment/Development Properties                          75.65          15        755,000
                                                                    =====          ==        =======

OPTION PROPERTIES
Coral Way (4)............................    Miami-Dade, FL         10.00           1        100,000         Retail
Adjacent to Bird Ludlum..................    Miami, FL               6.20           1            150 Units Residential
                                                                    -----         ---            ---

Total--Option Properties..................                          16.20           2        100,000
                                                                    -----         ---        -------

Total....................................                           91.85          17        855,000
                                                                    =====          ==        =======

-------------------------
(1) See "Additional Information Concerning the Existing Properties".
(2) Under contract to purchase.
(3) Represents commercially zoned vacant land on which the Company intends to develop Forest Village Shopping Center.
(4) The Company anticipates that it will exercise the Option to purchase this property and expects that development of this property will be completed by December 2000.

MAJOR TENANTS

         The following table sets forth the GLA of the Existing Properties leased to Supermarket Anchor Tenants, other Anchor Tenants and non-Anchor Tenants as of December 31, 1998.

                                                  SUPERMARKET
                                                    ANCHOR        OTHER ANCHOR      NON-ANCHOR
                                                   TENANTS          TENANTS           TENANTS           TOTAL
                                                  -----------     -------------     -----------         -----
Existing Properties (sq. ft.)............           631,060           500,202           946,286        2,077,548
Percentage of Total Leased GLA...........              30.4%             24.1%             45.5%          100.00%

         The following table sets forth as of December 31, 1998, information regarding the leases with the Company's largest tenants based upon annualized minimum rents of at least $250,000:

                                                                                                     PERCENT OF
                                                                                 ANNUALIZED           AGGREGATE
                                                GLA             NUMBER OF          MINIMUM           ANNUALIZED
                TENANT                       (SQ. FT.)           STORES             RENTS           MINIMUM RENTS
                ------                       ---------          ----------       ----------         -------------
Winn-Dixie(1).......................          404,283               9            $2,583,359            14.77%
General Cinemas.....................           35,712               1               633,888             3.62
Albertsons..........................           63,139               1               568,251             3.25
Eckerd(2)...........................           59,700               6               544,346             3.11
K-Mart..............................           86,479               1               497,254             2.84
Publix(3)...........................          118,110               3               673,668             3.85
Kroger..............................           45,528               1               373,332             2.13
Best Buy............................           91,472               1               365,888             2.09
Blockbuster Video/Music(4)..........           17,615               3               239,737             1.37
Walgreens(5)........................           33,193               3               270,590             1.55
                                               ------             ---          ------------            -----
     Total..........................          955,231              29            $6,750,313            38.58%
                                              =======              ==            ==========            =====

-------------------------

(1) Does not include Winn-Dixie at Walden Woods which occupies 46,636 square feet of GLA and represents approximately $261,625 of annualized minimum rents.
(2) Includes one store which Eckerd has vacated but for which it continues to pay rent.
(3) Does not include (a) Publix being developed at Sky Lake which will occupy 51,420 square feet of GLA and will represent approximately $635,000 of annualized minimum rents, (b) Publix at Park Promenade which occupies 55,000 square feet of GLA and represents approximately $371,250 annualized minimum rents and (c) Publix being developed at Forest Village which will occupy approximately 37,870 square feet of GLA.
(4) Does not include Blockbuster Video at Park Promenade which occupies 5,886 square feet of GLA and represents approximately $79,520 of annualized minimum rents. Two of the leases under the name of Warehouse Entertainment, Inc. are guaranteed by Blockbuster.
(5) Does not include Walgreens at Walden Woods which occupies 13,000 square feet of GLA and represents approximately $87,750 of annualized minimum rents.

LEASE EXPIRATIONS

         The following table sets forth the anticipated expirations of the Company's leases at December 31, 1998 (excluding renewal options and month-to-month leases) for each year from 1999 through 2008 and thereafter.

                                                                                       PERCENT OF
                                                        PERCENT OF     ANNUALIZED       AGGREGATE     AVERAGE ANNUAL
                           NUMBER OF         GLA           TOTAL       MINIMUM         ANNUALIZED      MINIMUM RENT
     DECEMBER 31,           LEASES        (SQ. FT.)     OCCUPIED GLA     RENT         MINIMUM RENT     PER SQ. FT.
     ------------          ---------      ---------     ------------   ----------     ------------    ---------------
1999.....................      93         184,886           9.61%     $1,668,242           9.49%          $ 9.03
2000.....................      84         176,005           9.15       1,890,876          10.76            10.75
2001.....................      85         205,577          10.69       2,275,706          12.95            11.07
2002.....................      35          75,095           3.91         955,498           5.44            12.73
2003.....................      37          93,370           4.86       1,219,365           6.94            13.06
2004.....................      13         111,077           5.78         739,780           4.21             6.66
2005(1)..................      10         183,051           9.52       1,185,686           6.75             6.48
2006.....................       6          85,902           4.47         627,577           3.57             7.31
2007.....................      13         139,239           7.24       1,598,263           9.10            11.48
2008.....................       9          93,516           4.86         981,765           5.59            10.50
Thereafter...............      22         575,149          29.91       4,428,831          25.20             7.70
                             ----       ----------       -------      -----------       -------             ----
Total/Average(2)(3)(4)...     407       1,922,867         100.00%    $17,571,589         100.00%           $9.14
                              ===       ==========        ======      ===========        ======            =====

-------------------------

(1) Does not include three lease agreements with Walgreens expiring in the years 2019, 2019 and 2024, respectively, which Walgreens may terminate in 2004.
(2) The table does not include the lease with Publix at Sky Lake or Forest Village.
(3) Does not include Montclair Apartments nor Mandarin Mini-Storage.
(4) Does not include Walden Woods nor Park Promenade, both purchased in 1999.

         Historically, the Company has not incurred substantial costs associated with Tenant Improvements relating to lease expirations or renewals. However, the Company recently incurred an expenditure of $1.3 million in connection with the expansion of Winn-Dixie's space at Commonwealth. Additionally, because leasing activities are performed in-house, the Company has not historically incurred substantial costs associated with leasing commissions. No assurance can be given that such expenses will not increase in the future.

ADDITIONAL INFORMATION CONCERNING THE EXISTING PROPERTIES

         As of December 31, 1998, two of the Supermarket Centers, Bird Ludlum and Lake Mary, had either a book value equal to or greater than 10.0% of the total assets of the Company or gross revenues which accounted for more than 10.0% of the Company's aggregate gross revenues. Set forth below is additional information with respect to each of such properties.

         BIRD LUDLUM. Bird Ludlum is a 192,327 square foot Supermarket Center occupied by 47 tenants which is located at the intersection of Bird Road and Ludlum Road in Miami, Florida. Traffic count at the Bird Ludlum center averages approximately 85,000 vehicles per day. The property is located approximately one mile east of the Palmetto Expressway, a major Miami roadway. Bird Ludlum is located in a densely populated trade area of Miami with a population of over 155,000 within a three mile radius and an average household income of $51,000 per year. This property includes five out-parcel buildings, and has attracted a full range of national and regional chain store tenants including Winn-Dixie, Eckerd, Blockbuster, Radio Shack and Little Caesars. Outparcel buildings are occupied by Visionworks, McDonalds, Dairy Queen, Jiffy Lube and NationsBank.

         In 1996, the Company purchased 7.4 acres of vacant land adjacent to Bird Ludlum for a purchase price of $1.1 million. During early 1997, the Company utilized approximately 1.2 acres of this land to build a parking lot for 150 automobiles. The remaining 6.2 acres of vacant land was transferred to a partnership controlled by affiliates of the Company and is subject to the Option. See "Option Property."

         Winn-Dixie, the only tenant which occupies more than 10.0% of the GLA at Bird Ludlum, occupies 44,400 square feet of GLA under a lease which expires in December 2007 and contains five renewal options of five years each. The annual minimum rent payable by Winn-Dixie under this lease is $399,600. For the years ended June 30, 1996, 1997 and 1998, Winn-Dixie reported sales of $23.6 million, $23.3 million and $24.8, respectively.

         The following table sets forth a schedule of lease expirations and other information concerning leases at Bird Ludlum, assuming none of the tenants exercise renewal options.

                                                                                       PERCENT OF
                                                                                        AGGREGATE     AVERAGE ANNUAL
                           NUMBER OF         GLA        PERCENT OF     ANNUALIZED      ANNUALIZED      MINIMUM RENT
     DECEMBER 31,           LEASES        (SQ. FT.)      TOTAL GLA    MINIMUM RENT    MINIMUM RENT     PER SQ.FT.
     ------------          ---------      ---------     ----------    ------------    ------------    ---------------
1999..................         5            5,717           3.01%        $71,112           2.70%           $12.44
2000..................         8           32,426          17.05         357,687          13.55             11.03
2001..................        12           22,757          11.97         323,857          12.27             14.23
2002..................         4            9,875           5.19         186,337           7.06             18.87
2003..................        11           37,285          19.61         568,475          21.54             15.25
2004..................         0                0           0.00               0           0.00              0.00
2005..................         0                0           0.00               0           0.00              0.00
2006..................         0                0           0.00               0           0.00              0.00
2007..................         4           63,952          33.63         822,284          31.15             12.86
2008..................         3           18,148           9.54         309,684          11.73             17.06
Thereafter............         0                0           0.00               0           0.00              0.00
                              --        -----------      -------      ----------        -------          --------
Total/Average.........        47          190,160         100.00%     $2,639,436         100.00%           $13.88
                              ==          =======         =======     ==========         =======           ======

         The average annual rental income per square foot of GLA at Bird Ludlum for the years ended December 31, 1996, 1997 and 1998 was $16.89, $17.00 and $17.72, respectively.

         At the time of its acquisition by the Company, Bird Ludlum was 96.0% leased. For the years ended December 31, 1996, 1997 and 1998, the percentage of Bird Ludlum that was leased was 100.0%, 100.0%, and 99.0%, respectively.

         Depreciation (for tax purposes) on Bird Ludlum is taken as follows: (i) approximately $14.2 million of the basis is being depreciated on a straight line basis over 40 years, and (ii) approximately $1.3 million of the basis uses a 15-year Accelerated Cost Recovery System ("ACRS") depreciation. Depreciation for book purposes is calculated on a straight-line basis over 40 years.

         LAKE MARY. Lake Mary is a 288,450 square foot Supermarket Center occupied by 53 tenants which is located at the southeast corner of Lake Mary Boulevard and Lake Emma Road in Lake Mary, Seminole County, Florida, in the Orlando metropolitan area. The property was originally constructed during 1987 and 1988. Certain improvements and additions were made to Lake Mary in 1990. Lake Mary, which is situated on a 47.0 acre parcel, has attracted a full range of national and regional chain store tenants including K-Mart, Albertsons, General Cinemas, Chili's, Burger King, Einstein Bros. Bagels, Carvel Ice Cream, Radio Shack, Little Caesars and H&R Block.

         Three tenants, K-Mart, Albertsons and General Cinemas, each occupy in excess of 10.0% of the GLA at Lake Mary. K-Mart occupies 86,479 square feet of GLA under a lease which expires in August, 2013. The annual minimum rent is $497,254. For the years ended August 31, 1996, 1997 and 1998, K-Mart reported sales of $8.2 million, $9.8 million and $11.9 million, respectively. Albertsons occupies 63,139 square feet of GLA under a lease which expires in June 2012 and has four renewal options of five years each. The annual minimum rent under the

Albertsons lease is $568,251, increasing to $599,820 in June 2002 and $631,390 in June 2007. For the years ended May 31, 1996, 1997 and 1998, Albertsons reported sales of $27.5 million, $28.3 million and $29.5 million, respectively. General Cinemas occupies 35,712 square feet of GLA under a lease which expires in June 2010. The annual minimum rent is $633,888.

         The following table sets forth a schedule of lease expirations and other information concerning leases at Lake Mary, assuming none of the tenants exercise renewal options:

                                                                                       PERCENT OF
                                                                                        AGGREGATE     AVERAGE ANNUAL
                           NUMBER OF         GLA        PERCENT OF     ANNUALIZED      ANNUALIZED      MINIMUM RENT
         YEAR               LEASES        (SQ. FT.)      TOTAL GLA    MINIMUM RENT    MINIMUM RENT     PER SQ.FT.
         ----              ---------      ---------     ----------    ------------    ------------    ---------------
1999..................        13           19,801           6.97%        271,187            8.18%           13.70
2000..................         8           14,185           5.00         185,693            5.60            13.09
2001..................        12           22,978           8.08         298,450            9.00            12.99
2002..................         7           17,628           6.20         266,170            8.03            15.10
2003..................         5            6,957           2.44         108,269            3.27            15.56
2004..................         1            2,000           0.70          22,992            0.69            11.50
2005..................         0                0           0.00               0            0.00             0.00
2006..................         0                0           0.00               0            0.00             0.00
2007..................         1            3,909           1.38         138,000            4.16            35.30
2008..................         1            3,900           1.37         111,191            3.35            28.51
Thereafter............         5          192,872          67.86       1,913,946           57.72             9.92
                             ---          -------        -------       ---------          ------          -------
Total/Average.........        53          284,230         100.00%     $3,315,898          100.00%          $11.67
                              ==          =======         ======      ==========          ======           ======

         The average annual rental income per square foot of GLA at Lake Mary for the years ended December 31, 1996, 1997 and 1998 was $12.30, $12.95 and $13.19, respectively.

         At the time of its acquisition by the Company, Lake Mary was 97.0% leased. For the years ended December 31, 1996, 1997 and 1998, the percentage of Lake Mary that was leased was 100.0%, 99.8% and 99.4% respectively.

         Depreciation (for tax purposes) on Lake Mary is taken as follows: (i) approximately $11.3 million of the basis is being depreciated on a straight line basis over 40 years, and (ii) $2.0 million of the basis uses a 15-year ACRS depreciation. Depreciation for book purposes is calculated on a straight-line basis over 40 years.

         Set forth below is additional information with respect to each of the Company's other Existing Properties and other properties acquired since December 31, 1998:

         ATLANTIC VILLAGE. Atlantic Village is a 100,559 square foot Supermarket Center occupied by 23 tenants which is located in Atlantic Beach, Florida (in the Jacksonville metropolitan area). Atlantic Village is situated on 14.0 acres and is anchored by a Publix. For the year ended December 31, 1998, Publix reported sales of $20.6 million. The Company invested $850,000 to remodel the property and in return, Publix has renewed its lease for another 10 years starting August 1998.

         COMMONWEALTH. Commonwealth is a 81,467 square foot Supermarket Center occupied by 13 tenants which is located in Jacksonville, Florida. Commonwealth is situated on 12.8 acres and is anchored by a Winn-Dixie. For the year ended June 30, 1998, Winn-Dixie reported sales of $11.0 million. In February 1998, the Company invested $1.3 million to expand Winn-Dixie's space by 12,000 square feet and in return Winn-Dixie (i) increased its monthly minimum rent by approximately $12,000, starting March 1998 and (ii) extended its lease for an additional 20-year period. Additionally, the Company intends to build 6,000 square feet of retail space on an existing out-parcel to accommodate an existing tenant at a cost of approximately $450,000.

         FORT CAROLINE. Fort Caroline is a 74,546 square foot Supermarket Center occupied by 9 tenants which is located in Jacksonville, Florida. Fort Caroline is situated on 9.6 acres and is anchored by a Winn-Dixie. For the year ended June 30, 1998, Winn-Dixie reported sales of $15.3 million. During 1994 and 1995 the Company expanded Winn-Dixie's occupied space by an aggregate of approximately 7,200 square feet, and Winn-Dixie agreed to extend its lease for an additional 20-year period.

         MONUMENT POINTE. Monument Pointe is a 75,328 square foot Supermarket Center occupied by 12 tenants located in Jacksonville, Florida. Monument Pointe is situated on 7.3 acres and is anchored by a Winn-Dixie and Eckerd. For the year ended June 30, 1998, Winn-Dixie reported sales of $16.1 million.

         OAK HILL. Oak Hill is a 78,492 square foot Supermarket Center occupied by 16 tenants located in Jacksonville, Florida. Oak Hill is situated on 11.7 acres and is anchored by a Publix and Walgreens. For the year ended December 31, 1998, Publix reported sales of $13.7 million.

         EAST BAY. East Bay is a 81,826 square foot Supermarket Center occupied by 18 tenants located in Largo, Florida (in the Tampa metropolitan area). East Bay is situated on 10.3 acres and is anchored by an Albertsons, Scotty's and Hollywood Video. Albertsons is located on property contiguous to the Company's property which is not owned by the Company.

         EUSTIS SQUARE. Eustis Square is a 126,791 square foot Supermarket Center occupied by 20 tenants located in Eustis, Florida. Eustis Square is situated on 13.5 acres and is anchored by a Publix, Beall's and Walgreens. For the year ended December 31, 1998, Publix reported sales of $10.8 million.

         FOREST EDGE. Forest Edge is a 68,631 square foot Supermarket Center occupied by 13 tenants located in Orlando, Florida. Forest Edge is situated on
8.2 acres and is anchored by a Winn-Dixie and AutoZone. For the year ended June 30, 1998, Winn-Dixie reported sales of $12.6 million.

         PLAZA DEL REY. Plaza Del Rey is a 50,146 square foot shopping center occupied by 21 tenants located in Miami-Dade County, Florida. Plaza Del Rey is situated on 4.6 acres and is anchored by a Navarro's. For the year ended December 31, 1998, Navarro's drug store reported sales of $10.4 million.

         POINTE ROYALE. Pointe Royale is a 199,068 square foot Supermarket Center occupied by 22 tenants located in Cutler Ridge, Miami-Dade County, Florida. Pointe Royale is situated on 14.5 acres and is anchored by a Best Buy and Winn-Dixie. For the year ended June 30, 1998, Winn-Dixie reported sales of $16.5 million. The Company intends to invest $800,000 during 1999 to renovate a currently vacant 18,000 square foot office building situated on the property.

         WEST LAKE. West Lake is a 100,747 square foot Supermarket Center occupied by 26 tenants located in Kendall Lakes, Miami-Dade County, Florida. West Lake is situated on 8.8 acres and is anchored by a Winn-Dixie and Burger King. For the year ended June 30, 1998, Winn-Dixie reported sales of $13.0 million.

         SKY LAKE. Sky Lake is a Community Shopping Center which is being comprehensively redeveloped into approximately a 295,000 square foot Supermarket Center. Sky Lake is situated on 25.5 acres and is to be anchored by a Publix occupying 51,420 square feet of GLA. As of December 31, 1998, 43,667 square feet of GLA were leased (other than to Publix). As of December 31, 1998, the Company had invested $4.4 million towards the redevelopment of this property.

         FOUR CORNERS. Four Corners is a 115,178 square foot Supermarket Center occupied by 26 tenants located in Tomball, Texas (Houston metropolitan area). Four Corners is situated on 12.0 acres and is anchored by a Kroger and Eckerd. For the year ended October 31, 1998, Kroger reported sales of $24.0 million.

         LANTANA VILLAGE. Lantana Village is a 85,300 square foot Supermarket Center occupied by 26 tenants located in Lantana, Florida. Lantana Village is situated on 8.5 acres and is anchored by Winn-Dixie. For the year ended June 30, 1998, Winn-Dixie reported sales of $16.2 million.

         SUMMERLIN SQUARE. Summerlin Square is a 109,156 square foot Supermarket Center occupied by 24 tenants located in Fort Myers, Florida. Summerlin Square is situated on 13.0 acres and is anchored by Winn-Dixie and Eckerd. For the year ended June 30, 1998, Winn-Dixie reported sales of $12.4 million.

         BEAUCLERC VILLAGE. Beauclerc Village is a 67,927 square foot drug store anchored neighborhood shopping center occupied by 10 tenants located in Jacksonville, Florida. Beauclerc Village is situated on 6.0 acres and is anchored by a Walgreens. For the year ended December 31, 1998, Walgreens reported sales of $1.8 million.

         EQUITY ONE OFFICE BUILDING. The Equity One Office Building is a 28,980 square foot mixed use (office/retail) property occupied by 10 tenants, including the Company's administrative offices, located in Miami Beach, Florida. The property is comprised of three parcels, which, in the aggregate, total 0.7 acres. Purchased in 1992, this property was completely redeveloped by the Company. The property is adjacent to the Miami Beach City Hall and proximate to the Miami Beach Convention Center. The Company exercised an option given to it by a partnership controlled by affiliates to purchase 0.5 acres of land adjacent to the Equity One Office Building and purchased property, consisting of an apartment building, across the street to complete the land assemblage for redevelopment.

         DIANA BUILDING. The Diana building is a 18,707 square foot mixed use (office/retail) property currently occupied by four tenants located in West Palm Beach, Florida. This property was purchased in 1995 and was completely redeveloped by the Company.

         MANDARIN MINI-STORAGE. Mandarin is a 52,880 square foot mini-storage warehouse occupied by 465 tenants located in Jacksonville, Florida. The property is situated on 2.8 acres.

         RESTAURANT PROPERTY. The Company purchased a 10,000 square foot restaurant property in Miami Beach, Florida for one of the Company's tenants, which is leasing the facility pursuant to a long-term operating lease. This property is situated on 2.1 acres.

         WALDEN WOODS. Walden Woods was purchased in February 1999 and is a 74,336 square foot Supermarket Center occupied by 9 tenants located in Plant City, Florida. Walden Woods is situated on 6.0 acres and is anchored by Winn-Dixie and Walgreens.

         PARK PROMENADE. Park Promenade was purchased in February 1999 is a 125,806 square foot Supermarket Center occupied by 27 tenants located in Orlando, Florida. Park Promenade is situated on 12.0 acres and is anchored by Publix and Blockbuster Video. For year ended December 31, 1998, Publix reported sales of $20.3 million.

PROPERTY MANAGEMENT, LEASING AND RELATED SERVICE BUSINESS

         The Company's property management and substantially all of its leasing activities and operating and administrative functions (including leasing, construction, data processing, finance and accounting) are administered or coordinated by Company personnel. On-site functions such as maintenance, landscaping, sweeping, plumbing and electrical are subcontracted out at each location and, to the extent permitted by their respective leases, the cost of these functions is passed on to the tenants. Personnel from the Company's corporate headquarters conduct regular inspections of each property and maintain frequent contact with major tenants.

         The Company maintains an active leasing and maintenance program that, combined with the quality and locations of the properties, has made the Existing Properties attractive to tenants. The Company intends to continue to hold the properties for long-term investment and, accordingly, places a strong emphasis on quality construction and an on-going program of regular maintenance. The properties are designed to require minimal capital improvements.

         The Company's management information systems provide operating data necessary to make informed business decisions on a timely basis. These systems allow instant access to store availability, lease data, tenants' sales history, cash flow budgets and forecasts and enable the Company to maximize cash flow from operations and closely monitor corporate expenses.

         In addition to managing the Existing Properties, the Company provides management and leasing services to certain third party owned properties. Services are provided to third-party owners pursuant to contracts that are of varying lengths of time and which generally provide for management fees of up to 4.0% of monthly base rent property receipts. The management contracts are typically cancelable upon 30 days' notice or upon certain events, including the sale of the property. Leasing fees typically range from $2 to $3 per square foot. During the years ended December 31, 1996, 1997 and 1998, the Company earned management fees of $229,995, $247,782 and $144,196, respectively, in connection with its management of third party owned properties. At present, the Company has no plans to expand these activities.


COMPETITION

         There are numerous commercial developers, real estate companies, including REITs such as Regency Realty Corp. and Excel Realty Trust, and other owners of real estate in the areas in which the Company's properties are located that compete with the Company in seeking land for development, properties for acquisition, financing and tenants. Many of such competitors have substantially greater resources than the Company. All of the Company's Supermarket Centers are located in developed areas that include other Supermarket Centers. The number of retail properties in a particular area could materially adversely affect the Company's ability to lease vacant space and maintain the rents charged at the Supermarket Centers or at any newly acquired property or properties. One shopping center constructed less than two years ago stands within a two-mile radius of Bird Ludlum. In addition, several smaller and older strip centers are located along Bird Road in Miami. Lake Mary is located on a retail thoroughfare which includes direct and proximate competition from a free-standing Home Depot, a Target store and two shopping centers anchored by Winn-Dixie and Publix, respectively. West Lake and Four Corners each competes with nearby shopping centers anchored by supermarkets. Pointe Royale is proximate to Cutler Ridge Mall and a Publix-anchored shopping center. Free-standing retailers such as Circuit City and Toys R' Us within one mile of Pointe Royale compete directly with tenants in such Supermarket Center. In addition, there are several strip shopping centers in the vicinity. When completed, Sky Lake will compete with a nearby Publix anchored shopping center. The Company's other properties are subject to similar competition. Certain of the Company's competitors may possess greater resources than the Company and may have management with more experience than the Company's management.

REGULATIONS AND INSURANCE

         REGULATIONS. Retail properties are subject to various laws, ordinances and regulations. The Company believes that each of the Existing Properties maintains all material operating permits and approvals required to be maintained by the Company.

         INSURANCE. Under their leases, the Company's tenants are generally responsible for providing adequate insurance on the property they lease. The Company believes that its properties are covered by adequate fire, flood and property insurance provided by reputable companies. However, certain of the Company's properties are not covered by disaster insurance with respect to certain hazards (such as hurricanes) for which coverage is not available or available only at rates which, in the opinion of the Company, are not economically justifiable.

ENVIRONMENTAL MATTERS

         Under various federal, state and local laws, ordinances and regulations, including, without limitation, CERCLA, Chapter 403 of the Florida Statutes, the Florida Dry Cleaning Contamination Clean-Up Act and the Miami-Dade County (Florida) Pollution Protection Ordinance, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. Many such laws, including CERCLA, typically impose such liability without regard for whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances and the liability under such laws has been interpreted to be joint and several unless divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner of a contaminated site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such site. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company is generally considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. Certain federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may permit third parties to seek recovery from owners or operators of such properties for personal injury associated with ACMs. Some of the environmental site assessments conducted at the Existing Properties to date indicate that a number of the Existing Properties contain ACMs. The Company is not aware, however, of any ACMs at the properties that are friable or in otherwise poor condition. Assessments for these properties are being conducted at this time.

         The Company believes that the environmental studies conducted to date have not revealed any significant environmental liability that would have a material adverse effect on the Company's financial condition, results of operations, liquidity and FFO; however, no assurance can be given that environmental studies obtained by the Company reveal all environmental liabilities, that any prior owner of land or a property owned or acquired by the Company did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist (or may not exist in the future). Tenants at the Company's properties include plant-on-premises dry cleaners, gasoline service stations and tire centers, photo development firms and other retailers which use hazardous substances in their businesses. Although leases with such tenants contain provisions intended to minimize environmental risks and to shift the financial risks to the tenants, there is no assurance that the Company will not incur liability in this regard.

         A limited monitoring program with respect to groundwater testing has been implemented at Plaza Del Rey based on questions raised by environmental studies conducted at the time of purchase. Groundwater impacts have also been detected at Atlantic Village, which is located in an area where a former municipal landfill was operated. Buried refuse consistent with known landfill parameters has been identified by the Company's consultants on the Atlantic Village site. While these sites are not regarded by management as significant environmental risks, if a material environmental condition does in fact exist (or exists in the future) at these or other properties, it could have a significant adverse impact upon the Company's financial condition, results of operations, liquidity and FFO. No assurance can be given that the environmental studies that were performed at the properties would disclose all environmental liabilities thereon, that any prior owner thereof did not create a material environmental condition not known to the Company or that a material environmental condition does not otherwise exist as to any of the properties.

         As noted, tenants at the shopping centers include plant-on-premises dry cleaners. As a result of environmental site assessments conducted in the past few months, low levels of perchloroethylene have been detected in soils at the Company's Commonwealth, Fort Caroline and Eustis Square properties. The Company understands that the owners of these cleaners are applying to participate in state funded dry cleaner's programs. In connection with the Company's acquisition of Sky Lake, a Phase II Environmental Site Assessment dated July 15, 1997 has revealed the existence of perchloroethylene at levels above regulatory limits caused by a dry cleaning business operated on the premises. The Company has learned that the site is included in the Florida Dry Cleaners State Program, and as a condition to the Company's purchase of the property, the seller agreed to pay all remediation costs, which environmental consultants have estimated to be approximately $250,000. In addition, $500,000 has been placed into an escrow account at closing to pay for the remediation. Based on the remediation cost estimates, guarantees by the seller to pay for the clean-up and the establishment of the escrow account, the Company has concluded that the property does not pose a material environmental liability.

EMPLOYEES

         At December 31, 1998, the Company had 32 full-time employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be good.


ITEM 2.       PROPERTIES

         The Company maintains its principal executive offices in an office building located on an outparcel at Sky Lake in North Miami Beach, Florida. The Company also maintains its administrative offices in the Equity One Office Building, in Miami Beach, Florida. For a description of these properties as well as the Company's other properties please refer to Item 1--Business.


ITEM 3.       LEGAL PROCEEDINGS

         On February 26, 1998, Albertsons commenced an action against a subsidiary of the Company (the "Subsidiary") in the Circuit Court for the Eleventh Judicial District in and for Miami-Dade County, Florida, alleging breach of a letter agreement and seeking injunctive relief and the payment of damages in excess of $10,000,000 representing lost profits and other damages. This action was commenced in response to the Subsidiary's entering into a lease agreement with Publix respecting Publix's lease of anchor space at Sky Lake. Among other things, the complaint alleged that Albertsons and the Subsidiary entered into a letter agreement which the parties intended to be memorialized into a formal lease agreement and as to which the parties intended to be bound. In February, 1999, Albertsons voluntarily dismissed its complaint relating to this action in its entirety.

         Except as described above, neither the Company nor the Company's properties are subject to any material litigation. Further, to the Company's knowledge, except as described above, there is no litigation threatened against the Company or any of its properties, other than routine litigation and administrative proceedings arising in the ordinary course of business, which collectively are not expected to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock began trading on the New York Stock Exchange ("NYSE") on May 18, 1998, under the symbol "EQY". On March 29, 1999, the Company had approximately 155 stockholders of record representing in excess of 400 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the distributions declared by the Company.

                                                                                                    DISTRIBUTIONS
                                                                      HIGH              LOW            DECLARED
                                                                     ------             -----       -------------
Second Quarter, 1998 (from May 18, 1998)..................           $10.44             $9.56            $.13

Third Quarter, 1998.......................................           $10.63             $8.31            $.25

Fourth Quarter, 1998......................................           $ 9.81             $8.63            $.25

         Dividends paid during 1998 totaled approximately $9.0 million. All distributions will be made by the Company at the discretion of the Board of Directors and will depend upon the earnings of the Company, its financial condition and such other factors as the Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to make distributions to holders of its shares in an amount at least equal to 95% of the Company's "real estate investment trust taxable income," as defined in Section 857 of the Code.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

         The summary consolidated financial data and balance sheet data set forth below have been derived from the consolidated financial statements of the Company, including the consolidated financial statements for the years ended December 31, 1996, 1997 and 1998 contained elsewhere herein. The consolidated financial statements as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been audited by Deloitte & Touche LLP, independent auditors. The data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------------
                                               PRO FORMA(5)                                 HISTORICAL
                                             ------------------    --------------------------------------------------------
                                              1998       1997        1998        1997        1996         1995        1994
                                             -------    -------    -------     -------      -------      -------     ------
STATEMENT OF OPERATIONS DATA:
Total revenues.........................      $26,452    $22,523    $25,626     $20,545      $16,714      $11,348     $6,198
Operating expenses.....................        6,182      5,764      5,965       5,245        4,370        3,293      2,236
Depreciation and amortization..........        3,202      2,703      2,881       2,392        2,067        1,496        996
Interest...............................        4,248      5,106      5,014       5,681        5,380        3,498      2,099
Put option expense.....................                              1,320          --           --           --         --
General and administrative expenses....        1,381      1,029      1,381       1,029          977          549        504
                                             -------    -------    -------     -------      -------      -------     ------
     Total expenses....................       15,013     14,602     16,561      14,347       12,794        8,836      5,835
                                             -------    -------    -------     -------      -------      -------     ------
Net income.............................      $11,439     $7,921     $9,065      $6,198       $3,920       $2,512       $233(2)
                                             =======     ======     ======      ======       ======       ======     ======
Basic earnings per share(1)............        $1.12       $.81      $1.01       $0.96        $0.79       $0.56       $0.07
                                             =======     ======     ======      ======       ======       ======     ======
Diluted earnings per share(1)..........        $1.11       $.77      $1.00       $0.87        $0.69       $0.47       $0.07
                                             =======     ======     ======      ======       ======       ======     ======

BALANCE SHEET DATA:
Total rental properties, before accumulated depreciation.....     $148,087     $126,441    $106,706     $92,770     $52,047
Total assets.................................................      152,955      126,903     111,822      94,470      63,644
Mortgage notes payable.......................................       67,145       71,004      66,831      60,583      32,690
Total liabilities............................................       71,737       73,323      68,727      64,331      33,846
Shareholders' equity.........................................       81,218       53,580      43,095      29,139      28,798

OTHER DATA:
Funds from operations(3).....................................      $10,580       $8,658      $6,136      $3,973      $1,308
Ratio of earnings to fixed charges(4)........................         2.58         2.09        1.73        1.72        1.11
Cash flows from:
   Operating activities......................................        3,697        8,843       6,680       3,469       2,433
   Investing activities......................................      (23,824)      (6,173)    (18,277)    (37,211)    (29,755)
   Financing activities......................................       19,123       (2,023)     12,778      27,441      32,726
Gross leasable area (square feet) (at end of period).........        2,078        2,004       1,807       1,670       1,003
Occupancy (at end of period).................................           95%          93%         91%         90%         80%

-------------------------
(1) Calculated in accordance with SFAS No. 128, Earnings Per Share.
(2) Represents net income after income tax expense of $130.
(3) In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") adopted the NAREIT White Paper on Funds from Operations (the "White Paper") which provided additional guidance on the calculation of funds from operations. The White Paper defines funds from operations as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures ("FFO"). Management believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the

    Company, FFO should be examined in conjunction with the income (loss) as presented in the audited consolidated financial statements and information included elsewhere herein. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. FFO is derived from pro forma and historical net income as follows:

                                 PRO FORMA(5)                                     HISTORICAL
                             ---------------------        -----------------------------------------------------------
                                  DECEMBER 31,                                  DECEMBER 31,
                             ---------------------        -----------------------------------------------------------
                               1998          1997          1998          1997         1996         1995         1994
                             -------        ------        ------        ------       ------       ------       ------
Net income...........        $11,439        $7,921        $9,065        $6,198       $3,920       $2,512         $233
Add:
   Real estate
    depreciation and
    amortization.....          2,975         2,684         2,845         2,371        2,037        1,461          945
   Non-recurring
    items(*).........         (2,650)           89        (1,330)           89          179            -          130
                             -------        ------        ------        ------       ------       ------       ------
FFO..................         11,764        10,694        10,580        $8,658       $6,136       $3,973       $1,308
                             =======        ======        ======        ======       ======       ======       ======
Diluted FFO per share          $1.14         $1.04         $1.17         $1.22        $1.09         $.75         $.75
                             =======        ======        ======        ======       ======       ======       ======

-------------------------

 * Reflects pre-payment penalties, write-offs of unamortized loan costs related to repayment of debt, lease termination fees, gain on sale of real estate, put option expense and income tax expense as non-recurring.


(4) For the purposes of calculating the ratio of earnings to fixed charges, earnings include pre-tax income plus interest expense, amortization of interest previously capitalized, and amortization of financing costs. Fixed charges include all interest costs consisting of interest expense, interest capitalized, and amortization of financing costs.

(5) The pro forma consolidated statement of operations data and pro forma FFO information for the years ended December 31, 1997 and 1998 does not purport to represent the Company's actual operations for these periods. The pro forma adjustments present the information as if the proceeds from the initial public offering were used to acquire the Summerlin Square Shopping Center, the Beauclerc Village Shopping Center and the Restaurant Property on January 1, 1997 and makes adjustments to interest expense and amortization to report loan payoffs and mortgage note payable refinancing effective January 1, 1997. Also, the put option expense was excluded as non-recurring.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's consolidated financial statements, and the notes thereto, appearing elsewhere herein.

         The Company receives income primarily from rental revenue (including recoveries from tenants) from the Existing Properties. As a result of the Company's acquisition and redevelopment programs, the financial data shows increases in total revenue from year to year, largely attributable to the acquisitions of properties placed into operation during the year and the benefit of a full period of rental and other revenue for properties acquired or placed into operation in the preceding year.

         The following table sets forth as of December 31, 1998, 1997 and 1996, respectively, information regarding the nature and composition of the Company's revenues and expenses expressed as a percentage of the Company's total revenues which are set forth in the consolidated financial statements included elsewhere herein. For purposes of the following table, "aggregate minimum rental revenue" is the fixed base rental amount in effect throughout the relevant periods. "Percentage rent" is additional rent paid by tenants based upon achievements of certain specified levels of gross sales. "Recoveries from tenants" is the tenants' share of real estate taxes, insurance and common area maintenance expenses. The information set forth below presents an analysis of certain trends relating to the components of the Company's revenues and expenses.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                       1998                1997              1996
                                                                      ------              ------           ------
Aggregate minimum rental revenue...........................            68.25%              73.36%           75.55%
Percentage rent............................................              .45%               0.84%            0.92%
Recoveries from tenants....................................            16.97%              18.03%           18.34%
Gain on sale of real estate................................            10.27%               -                -
Other income...............................................             4.06%               7.77%            5.19%
                                                                      ------              ------           ------
Total Revenues.............................................           100.00%             100.00%          100.00%
                                                                      ------              ------           ------
Operating expenses.........................................            23.28%              25.53%           26.14%
Depreciation and amortization..............................            11.24%              11.64%           12.37%
Interest...................................................            19.57%              27.65%           32.19%
General and administrative expenses........................             5.39%               5.01%            5.85%
                                                                      ------              ------           ------
Put option expense.........................................             5.15%
Total costs and expenses...................................            64.63%              69.83%           76.55%
                                                                      ------              ------           ------
Net income.................................................            35.37%              30.17%           23.45%
                                                                      ======              ======           ======

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Total revenues increased by approximately $5.1 million, or 24.8%, to $25.6 million in 1998 from $20.5 million in 1997. This increase was primarily the result of a $2.6 million gain on the sale of Parker Towne Center in October 1998, as well as the operations of Lantana Village (acquired in January 1998); Summerlin Square (acquired in May 1998); Beauclerc Village (acquired in June
1998); and a restaurant property (acquired in May 1998). Of such increase, approximately $994,000, $726,000, $315,000 and $111,000 were attributable to Lantana Village, Summerlin Square, Beauclerc Village and the restaurant property, respectively. The remaining increase was attributable to increased occupancy at the Company's Existing Properties.

         Operating expenses increased by approximately $720,000, or 13.7%, to $5.9 million in 1998 from $5.2 million in 1997, primarily as a result of the operations of Lantana Village, Summerlin Square, Beauclerc Village and the restaurant property. Notwithstanding the foregoing, as a percentage of rental income, operating expenses remained constant at approximately 26.4%.

         Depreciation and amortization increased by approximately $489,000, or 20.9%, to $2.9 million in 1998 from $2.4 million in 1997 primarily as a result of an increase in depreciable assets resulting from the Company's acquisitions of Lantana Village, Summerlin Square, Beauclerc Village and the restaurant property and from capital expenditures incurred by the Company in connection with tenant and leasehold improvements.

         Interest expense decreased by approximately $667,000 or 11.7% to $5.0 million in 1998 from $5.7 million in 1997. This decrease was primarily due to an increase of approximately $488,000 in capitalized interest, to %633,000 in 1998 from $145,000 in 1997, as a result of the comprehensive redevelopment at Sky Lake and the use of proceeds derived from the Company's IPO to pay off certain loans and to refinance certain properties at lower interest rates. This achieved a net reduction in mortgage notes payable of $3.2 million and an overall reduction in recurring interest costs of $358,000 before considering prepayment penalties of $119,000 and the write-off of amortized loan costs $88,000. affected by

         General and administrative expenses increased by approximately $352,000, or 34.2%, to $1.4 million in 1998 from $1.0 million in 1997. As a percentage of rental revenue, general and administrative expenses increased from 5.2% in 1997 to 6.1% in 1998. A substantial portion of this increase is attributable to a $216,000 increase in professional and legal fees. Professional fees have increased due to the increase costs of becoming a public company, including stock exchange listing fees, public relations and other consulting fees. Legal fees increased due to the lawsuit relating to Sky Lake, which lawsuit has been voluntarily dismissed by the plaintiff.

         As a result of the foregoing, net income increased by $2.9 million, or 46.3%, to $9.1 million in 1998 from $6.2 million in 1997; and FFO increased by $2.4 million, or 28.7%, to $10.6 million in 1998 from $8.2 million in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Total revenues increased by approximately $3.8 million, or 22.7%, to $20.5 million in 1997 from $16.7 million in 1996 primarily due to the first full year of operations for West Lake, acquired by the Company in November 1996, and Forest Edge, acquired in December 1996, and the acquisition of Monument Pointe in January 1997 and Sky Lake in August 1997. Of such increase, approximately $1.0 million, $532,000, $535,000 and $769,000 were attributable to West Lake, Forest Edge, Monument Pointe and Sky Lake, respectively.

         Operating expenses increased by approximately $875,000, or 20.0%, to $5.3 million in 1997 from $4.4 million in 1996, primarily as a result of a full year of operations for West Lake and Forest Edge, as well as the Company's acquisition of Monument Pointe and Sky Lake. However, for such periods, operating expenses as a percent of revenues decreased to 25.5% from 26.1% due to operating efficiencies based, in part, on owning more properties and in concentrated areas.

         Depreciation and amortization expense increased by approximately $325,000, or 15.5%, to $2.4 million in 1997 from $2.1 million in 1996 primarily as a result of an increase in depreciable assets resulting from the Company's purchase of West Lake, Forest Edge, Monument Pointe and Sky Lake.

         Interest expense increased by approximately $301,000, or 5.5%, to $5.7 million in 1997 from $5.4 million in 1996 primarily as a result of increased mortgage indebtedness incurred by the Company in connection with its purchase of West Lake, Forest Edge, Monument Pointe and Sky Lake.

         General and administrative expenses increased by approximately $52,000, or 5.3%, to $1.0 million in 1997 from $977,000 in 1996, primarily as a result of the increase in the Company's portfolio of Supermarket Centers. However, for such periods, general and administrative expenses as a percent of revenues decreased to approximately 5.0% from approximately 5.8% due to operating efficiencies based in part on owning more properties in a concentrated area.

         As a result of the foregoing, net income increased by $2.3 million, or 59.0%, to $6.2 million in 1997 from $3.9 million in 1996, and FFO increased by $2.1 million, or 34.4%, to $8.2 million in 1997 from $6.1 million in 1996.

YEAR 2000 ISSUES

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

         An assessment of the readiness of year 2000 compliance of third party entities with which the Company has relationships, such as its banking institutions; tenants and others is ongoing. The Company has inquired, or is in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. The Company will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. The Company's initial assessment of compliance by third party entities is that there is not a material business risk to the Company posed by any such noncompliance and, as such, the Company has not yet developed any related contingency plans.

MORTGAGE INDEBTEDNESS

         The following table sets forth certain information regarding mortgage indebtedness of the Company related to the Existing Properties as of December 31, 1998:

                                           INTEREST                   PROJECTED ANNUAL                    BALANCE DUE
                                             RATE         AMOUNT     INTEREST PAYMENTS    MATURITY DATE   AT MATURITY
                                           --------       ------     -----------------    -------------   -----------
                                                                  (DOLLARS IN THOUSANDS)
SOUTH FLORIDA
Bird Ludlam.........................         7.68%       $12,709             $963         February 2015   $       0
Plaza Del Rey.......................         8.125         2,783              222        September 2011           0
Pointe Royal........................         7.95          5,519              433           July 2010         2,502
West Lake...........................         7.875         5,679              442           June 2006         4,157

CENTRAL FLORIDA
Eustis Square.......................         9.00          5,125              454           July 2002         4,322
Lake Mary...........................         7.85         12,459              967         December 2010       5,569
Lantana.............................         6.95          4,311              296         February 2005       3,484
Forest Village......................         6.90          1,923              130         October 2002        1,558

NORTH FLORIDA
Fort Caroline.......................         9.35          2,308              210          March 2002         2,078
Monument Pointe.....................        10.06          2,591              267           June 2001         2,564
Oak Hill............................         7.625         2,321              175         February 2006       1,703
Commonwealth........................         7.00          3,235              224          March 2008         2,204
Mandarin Mini Storage...............         6.375         1,192               24           May 1999          1,172
Atlantic Village....................         6.85          4,990              337         November 2018           0

         The Company's mortgage indebtedness outstanding at December 31, 1998 will require balloon principal payments of approximately $1.2 million, $2.6 million, $8.0 million, $3.5 million, $5.9 million, $2.2 million and $8.1 million in 1999, 2001, 2002, 2005, 2006, 2008 and 2010, respectively, in addition to normal amortization throughout the terms of the mortgages. The Company may not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance such debt either through additional debt financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

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

         As of December 31, 1998, the Company had total mortgage indebtedness of
67.1 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average annualized rate of 8.0% and collateralized by 14 of the Existing Properties. As of such date, the percentage of the net book value of the Company's rental properties that were encumbered by debt was 68.69%. None of the existing mortgages are subject to cross default provisions of mortgages on other properties or is cross collateralized. However, in connection with the Company's acquisition of Lake Mary, the Company has provided a $1.5 million letter of credit to secure certain obligations, which letter of credit is collateralized by a mixed-use property located in West Palm Beach, Florida.

         As of December 31, 1998, the Company had an outstanding balance of $560,000 under a $2.0 million line of credit at 0.50% over prime with City National Bank of Florida which was due on demand. The purpose of the line of credit was to provide working capital until a new $35.0 million credit facility was in place. The $560,000 outstanding thereunder was paid in January 1999 and on February 4, 1999, the Company secured a $35,000,000 Master Revolving Credit Agreement (the "Credit Agreement") with City National Bank of Florida. Advances under this Agreement are limited to $16,590,000, with any excess advances being conditioned on the lender securing participation from other lenders. The Credit Agreement accrues interest at 225 basis points over the thirty day LIBOR rate, payable monthly, adjusted every six months and matures February 4, 2000. Advances under the Credit Agreement will be used to fund property acquisitions, development activities and other Company activities, and is secured by four of the Company's unencumbered properties.

         In addition, the terms of the Credit Agreement allow the lender to cease funding and/or accelerate the maturity date if neither Mr. Katzman nor Mr. Valero remains as the executives in control of the Company. The Credit Agreement also limits the amount that can be borrowed for the purchase of vacant land and other customary conditions, including, among other things, the payment of commitment fees and the required delivery of various title, insurance, zoning and environmental assurances on the secured properties, and will contain various covenants, such as a prohibition on secondary financing on any of the secured properties.

         The Company is in the process of constructing one major redevelopment project that will add approximately an additional 240,000 square feet of retail space to the Company's portfolio. This project is expected to be completed during the first quarter of 2000. It is anticipated that future funding required for this project is estimated to be $14.0 million and will come from borrowings under the Credit Agreement and other sources of cash including obtaining permanent debt on certain unencumbered existing properties. Management expects this development to have a positive effect on cash generated by operating activities and FFO.

         The Company completed an initial public offering ("IPO") of its common stock in May 1998. Pursuant to the IPO, an aggregate of 4,700,000 shares of the Company's common stock were sold, of which 3,330,398 shares, generating net proceeds of approximately $33.5 million, were sold by the Company and 1,369,602 shares were sold by a stockholder of the Company. As of March 29, 1999, no proceeds from the IPO remained available for use.

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

         During the year ended December 31, 1998, the Company declared cash dividends of $.25, $.13, $.12, $.25 and $.25 per outstanding share of common stock. The dividends were paid to stockholders of record on March 24, 1998, May 18, 1998, June 29, 1998, October 6, 1998 and December 23, 1998, respectively.

INFLATION

         Most of the Company's leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on a tenant's gross sales above predetermined levels, which rents generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in rental revenues and sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward looking statements. These factors include, without limitations, increased competition, dependence on key tenants, geographic concentration, lack of development experience, reliance on key personnel and maintaining its REIT status. Results actually achieved may differ materially from expected results included in these forward looking statements as a result of these or other factors.



ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's financial instruments consist of cash, accounts receivable and debt. Cash and accounts receivable are short-term, non-interest bearing instruments and not subject to significant market risk.

         Substantially all of the Company's debt have fixed interest rates. Accordingly, interest rate changes affect fair market value of the debt but do not impact earnings or cash flows. The Company's future cash requirements and the related weighted-average interest rates for its debt are: 1999, $3,150,000 and 7.31%; 2000, $2,120,000 and 7.88%; 2001, $4,753,000 and 9.01%; 2002,
$10,206,000 and 8.47%; 2003, $2,139,000 and 7.68%; and, thereafter $44,777,000 and 7.60%, respectively.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11.      EXECUTIVE COMPENSATION

         Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a) Documents filed as a part of this report:

                           1.       Consolidated Financial Statements:
                                    Reference is made to the "Table of
                                    Contents" in Part II, Item 8 of this
                                    Form 10-K.
                           2.       Financial Statement Schedules
                                                                        Page
                                                                        ----
                                    Report of Deloitte & Touche
                                    LLP, Independent Auditors.........  S-1

                                    Schedule III--Real Estate and
                                    Accumulated Depreciation..........  S-2

                                    Schedules I, II, IV and V are not
                                    required to be filed.

                           3.       Exhibits

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

       EXHIBIT NO.                          DESCRIPTION
       -----------                          -----------
           3.1             Articles of Amendment and Restatement of the Company. (1)

           3.2             Amended and Restated Bylaws of the Company. (1)

           4.1             Form of Common Stock Certificate. (1)

          10.1             Form of Indemnification Agreement. (1)

          10.2             Employment  Agreement,  dated as of  January 1,  1996 by and between the Company and Chaim
                           Katzman. (1)

          10.3             Employment  Agreement,  dated as of  January 1,  1996 by and between the Company and Doron
                           Valero. (1)

          10.4             Form of 1995 Stock Option Plan, as amended. (1)

          10.5             Form of Stock Option Agreement. (1)

          10.6             Registration  Rights  Agreement,  dated as of  January 1,  1996 by and among the  Company,
                           Chaim Katzman, Gazit Holdings,  Inc., Dan Overseas Ltd., Globe Reit Investments,  Ltd., Eli
                           Makavy, Doron Valero and David Wulkan. (1)

          10.7             Stock  Pledge  Agreement,  dated  June 17,  1996,  by and  between  Chaim  Katzman and the
                           Company. (1)

       EXHIBIT NO.                          DESCRIPTION
       -----------                          -----------

          10.8             Promissory  Note, in the amount of $1,128,750 from Chaim Katzman,  payable to the Company.
                           (1)

          10.9             Stock Pledge  Agreement,  dated  December 30,  1996,  by and between the Company and Doron
                           Valero. (1)

          10.10            Promissory Note, in the amount of $396,000 from Doron Valero payable to the Company.(1)

          10.11            Use  Agreement,  regarding use of  facilities,  by and between Gazit (1995),  Inc. and the
                           Company, dated January 1, 1996.(1)
          10.12            Pledge  Agreement,  dated  November 9,  1995 among  Equity One (Lake  Mary),  Inc. and The
                           Mutual Life Insurance Company of New York.(1)

          10.13            Note  Secured  by  First  Real  Estate  Lien,  dated  November 9,  1995 in the  amount  of
                           $13,422,500  from  Equity One (Lake  Mary),  Inc.  in favor of The Mutual  Life  Insurance
                           Company of New York.(1)

          10.14            Purchase and Sale Agreement,  dated  October 24,  1995 by and between 1740 Ventures,  Inc.
                           and Equity One (Lake Mary), Inc.(1)

          10.15            Florida  Real Estate  Mortgage  and  Security  Agreement,  dated  November 9,  1995 by and between Equity One (Lake Mary), Inc. and The Mutual Life Insurance Company of New York.(1)

          10.16            Agreement for Purchase and Sale,  dated  June 12,  1997 by and between  Equity One (Gamma)
                           Inc. and Isidoro Lerman, Trustee.(1)

          10.17            Contract  for Sale and  Purchase,  dated  March 31,  1997 by and among  Equity One (Gamma)
                           Inc., Angel Pena and Hermilio Concepcion.(1)

          10.18            Property  Management  Agreement,  dated as of January 1,  1996, by and between the Company and Global Realty and Management, Inc.(1)

          10.19            Agreement  for Purchase and Sale  (Lantana  Village  Square),  dated  September 24,  1997, by and between Equity One (Gamma) Inc. and Commercial Ventures Services, Inc.(1)

          10.20            Mortgage  Promissory  Note,  dated  August 19,  1997, by and between Equity One (Sky Lake)
                           Inc. and Isidoro Lerman, as Trustee.(1)

          10.21            Mortgage,  dated  August 19,  1997, by and between  Equity One (Sky Lake) Inc. and Isidoro
                           Lerman, as Trustee.(1)

          10.22            Settlement  Agreement,  dated  March 6,  1998 by and among  Gazit  Inc.,  Danbar  Resources and
                           Development Ltd. and Dan Overseas Ltd.(1)

          10.23            Mortgage  and Security  Agreement,  dated  February 27,  1998,  by and between  Equity One
                           (Commonwealth) Inc. and Principal Mutual Life Insurance Company.(1)

          10.24            Secured  Promissory  Note,  dated  February 27,  1998 in the amount of  $3,300,000  by and between Equity One (Commonwealth) Inc. and Principal Mutual Life Insurance Company.(1)

       EXHIBIT NO.                          DESCRIPTION
       -----------                          -----------

          10.25            Mortgage and Securities  Agreement,  dated as of February 18,  1998, by and between Equity
                           One (Lantana) Inc. and Principal Mutual Life Insurance Company.(1)

          10.26            Secured  Promissory  Note,  dated  February 18,  1998 in the amount of  $2,700,000  by and between Equity One (Lantana) Inc. and Principal Mutual Life Insurance Company.(1)

          10.27            Agreement  for  Purchase and Sale  Between  Equity One (Gamma)  Inc.  and Sunrise  Limited
                           Partnership, dated March 12, 1998.  (Summerlin Square) (2)

          10.28            Bill of Sale Between Sunrise Limited  Partnership and Equity One (Summerlin)  Inc.,  dated
                           June 5, 1998. (Summerlin Square) (2)

          10.29            Escrow  Agreement  Between Sunrise Limited  Partnership and Equity One (Gamma) Inc., dated
                           March 12, 1998. (Summerlin Square) (2)

          10.30            Agreement  for Purchase and Sale,  dated  August 19,  1998 Between  Equity  (Parker  Towne
                           Center), Inc. and Dunhill Partners. (3)

          10.31            Promissory Note, dated October 30,  1998 issued by Equity One (Atlantic Village),  Inc. to
                           Southern Farm Bureau Life Insurance Company. (3)

          10.32            Mortgage  Security  Agreement and  Assignment of Leases,  dated  October 30,  1998 between
                           Equity One (Atlantic Village), Inc. and Southern Farm Bureau Life Insurance Company. (3)

          21.1             List of Subsidiaries of the Registrant. (4)

          27.1             Financial Data Schedule. (4)

--------------------------

(1) Previously filed with the Company's Registration Statement on Form S-11 (Registration No. 333-3397) and incorporated herein by reference.
(2) Previously filed with the Company's quarterly report on Form 10-Q filed on August 12, 1998, and incorporated herein by reference.
(3) Previously filed with the Company's quarterly report on Form 10-Q filed on November 16, 1998, and incorporated herein by reference.
(4) Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EQUITY ONE, INC.



Date:  March 31, 1999           By: /s/ CHAIM KATZMAN
                                   ---------------------------------------------
                                        Chaim Katzman
                                        Chairman of the Board,
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
/s/ CHAIM KATZMAN                          Chairman of the Board, President,               March 31, 1999
----------------------------------------  Chief Executive Officer (Principal
    Chaim Katzman                                 Executive Officer)

/s/ PETER SACKMANN                         Chief Accounting Officer (Principal              March 31, 1999
----------------------------------------   Financial and Accounting Officer)
    Peter Sackmann


/s/ DORON VALERO                            Vice President, Chief Operating                March 31, 1999
----------------------------------------         Officer and Director
    Doron Valero


/s/ NOAM BEN OZER                                      Director                            March 31, 1999
----------------------------------------
    Noam Ben Ozer


/s/ DR. SHAIY PILPEL                                   Director                            March 31, 1999
----------------------------------------
    Dr. Shaiy Pilpel


/s/ ROBERT COONEY                                      Director                            March 31, 1999
----------------------------------------
    Robert Cooney


/s/ RONALD CHASE                                       Director                            March 31, 1999
----------------------------------------
    Ronald Chase

EQUITY ONE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
---------------------------------------------------------------------------------------------

                                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                                              F-1

Consolidated balance sheets, as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996:

   Consolidated Balance Sheets                                                          F-2-3

   Consolidated Statements of Operations                                                  F-4

   Consolidated Statements of Comprehensive Income                                        F-5

   Consolidated Statements of Stockholders' Equity                                        F-6

   Consolidated Statements of Cash Flows                                                F-7-8

   Notes to the Consolidated Financial Statements                                      F-9-23

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Equity One, Inc.:

We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Equity One, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Certified Public Accountants
Miami, Florida

March 12, 1999

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997 (In Thousands Except Share Data)
-----------------------------------------------------------------------------------------------

ASSETS                                                                      1998        1997

RENTAL PROPERTY (Notes 1, 4):
  Land, buildings, and equipment                                         $ 134,330   $ 120,241
  Building improvements                                                      6,580       4,412
  Land held for development                                                  2,680       1,394
  Construction in progress                                                   4,497         394
                                                                         ---------   ---------
           Total rental property                                           148,087     126,441

    Less: accumulated depreciation                                           9,464       7,191
                                                                         ---------   ---------

           Rental Property, net                                            138,623     119,250
                                                                         ---------   ---------

  Cash and cash equivalents (Note 1)                                         1,594       2,598
  Restricted cash (Note 1)                                                   6,780
  Securities available for sale (Notes 1, 2)                                 1,633          45
  Accounts and other receivables (net of allowance for doubtful accounts
    of $113 and $29 for 1998 and 1997, respectively)  (Note 3)               1,142         892
  Due from related parties (Note 12)                                            39          48
  Deposits (Note 1)                                                            529       1,339
  Prepaid and other assets                                                     671         410
  Deferred expenses (net of accumulated amortization of
    $265 and $280 for 1998 and 1997, respectively) (Note 1)                  1,200       1,527
  Goodwill (net of accumulated amortization of $248 and
    $198 for 1998 and 1997, respectively) (Note 1)                             744         794
                                                                         ---------   ---------

TOTAL                                                                    $ 152,955   $ 126,903
                                                                         =========   =========

                                                                                   (Continued)

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997 (In Thousands Except Share Data)
--------------------------------------------------------------------------------------------------

                                                                                 1998         1997
LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and accrued expenses                                       $     868   $   1,281
  Deferred rental income                                                            152         274
  Note payable (Note 5)                                                             560
  Mortgage notes payable (Note 5)                                                67,145      71,004
  Put option liability (Note 6)                                                   2,127
  Tenants' security deposits                                                        885         764
                                                                              ---------   ---------
           Total liabilities                                                     71,737      73,323
                                                                              ---------     -------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value - 5,000,000 shares authorized but unissued (Note 6)
  Common stock, $0.01 par value - 40,000,000 shares authorized,
    10,238,528 and 6,908,130 shares issued and outstanding for
    1998 and 1997, respectively (Note 6)                                            102          69
  Additional paid-in capital                                                     81,214      55,036
  Accumulated other comprehensive income                                            (98)
  Notes receivable from issuance of common stock                                             (1,525)
                                                                              ---------   ---------

           Total stockholders' equity                                            81,218      53,580
                                                                              ---------   ---------
TOTAL                                                                         $ 152,955   $ 126,903
                                                                              =========   =========
                                                                                        (Concluded)

See accompanying notes to the consolidated financial statements.


EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In Thousands Except Per Share Amounts)
--------------------------------------------------------------------------------------------------

                                                                     1998       1997       1996

RENTAL INCOME (Notes 1, 9)                                         $ 22,598   $ 19,816   $ 16,337
                                                                   --------   --------   --------

GAIN ON SALE OF REAL ESTATE                                           2,632
                                                                   --------   --------   --------

INVESTMENT REVENUE:
  Interest                                                              162        424        239
  Dividends                                                             234        224        111
  Realized gain on securities, net (Note 2)                                        81         27
                                                                   --------   --------   --------

    Total investment revenue                                           396        729        377
                                                                   --------   --------   --------
    Total revenues                                                  25,626     20,545     16,714
                                                                   --------   --------   --------

COSTS AND EXPENSES:
  Operating expenses (Note 10)                                        5,965      5,245      4,370
  Depreciation (Notes 1, 4)                                           2,831      2,342      2,017
  Interest (Note 10)                                                  5,014      5,681      5,380
  Put option expense (Note 6)                                         1,320
  General and administrative expenses (Notes 11, 12)                  1,381      1,029        977
  Amortization expense - goodwill                                        50         50         50
                                                                   --------   --------   --------

    Total costs and expenses                                         16,561     14,347     12,794
                                                                   --------   --------   --------

NET INCOME                                                         $  9,065   $  6,198   $  3,920
                                                                   ========   ========   ========

EARNINGS PER SHARE (Notes 1, 8):

BASIC EARNINGS PER SHARE                                           $   1.01   $   0.96   $   0.79
                                                                   ========   ========   ========


NUMBER OF SHARES USED IN COMPUTING
  BASIC EARNINGS PER SHARE                                           8,979      6,446      4,991
                                                                   ========   ========   ========

DILUTED EARNINGS  PER SHARE                                         $ 1.00     $ 0.87     $ 0.69
                                                                   ========   ========   ========

NUMBER OF SHARES USED IN COMPUTING
    DILUTED EARNINGS PER SHARE                                       9,074      7,106      5,673
                                                                   ========   ========   ========

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In Thousands)
--------------------------------------------------------------------------------------------------

                                                                   1998        1997       1996
NET INCOME                                                        $ 9,065     $ 6,198    $ 3,920
                                                                  -------     -------   -------

OTHER COMPREHENSIVE INCOME
Net unrealized holding loss on securities
  available for sale                                                  (98)
                                                                  -------

  Total                                                               (98)
                                                                  -------     -------    -------

COMPREHENSIVE INCOME                                              $ 8,967     $ 6,198    $ 3,920
                                                                  =======     =======    =======

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In Thousands)
----------------------------------------------------------------------------------------------------------

                                                                               NOTES
                                                          ACCUMULATED       RECEIVABLE              TOTAL
                                               ADDITIONAL    OTHER             FROM                STOCK-
                                       COMMON   PAID-IN  COMPREHENSIVE      ISSUANCE OF  RETAINED HOLDERS'
                                       STOCK    CAPITAL     INCOME         COMMON STOCK  EARNINGS  EQUITY
BALANCE,
  DECEMBER 31, 1995                      $ 44  $ 29,095                                           $ 29,139

  Issuance of common stock                 13    14,727                                             14,740

  Notes receivable from
    issuance of common stock                                                $ (1,525)               (1,525)

  Conversion of common
    stock issued with
    put option to equity                    1       999                                              1,000

  Net income                                                                              $3,920     3,920
  Dividends paid                                   (259)                                  (3,920)   (4,179)
                                        -----  --------          -----          -----      -------  -------

BALANCE,
  DECEMBER 31, 1996                        58    44,562                       (1,525)               43,095

  Issuance of common stock                 11    10,596                                             10,607

  Net income                                                                               6,198     6,198

  Dividends paid                                   (122)                                  (6,198)   (6,320)
                                        -----  --------          -----          -----      -------  -------

BALANCE,
  DECEMBER 31, 1997                        69    55,036                       (1,525)               53,580

  Issuance of common stock                 33    34,088                                             34,121

  Stock issuance costs                           (1,087)                                            (1,087)

  Put option liability (Note 6)                    (807)                                              (807)

  Property and notes receivable
    distributed                                  (4,758)                       1,525                (3,233)

  Net income                                                                               9,065     9,065

  Dividends paid                                                                          (8,973)   (8,973)

  Distribution to stockholders -
    exercise of land purchase
    options (Note 4)                             (1,258)                                     (92)   (1,350)

  Net unrealized holding loss
    on securities available for sale                            $ (98)                                 (98)
                                        -----  --------         =====          -----      -------  -------

BALANCE,
  DECEMBER 31, 1998                     $ 102  $ 81,214         $ (98)         $          $        $81,218
                                        =====  ========         =====          =====      =======  =======

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In Thousands)
-----------------------------------------------------------------------------------------------------------------

                                                                         1998     1997      1996
OPERATING ACTIVITIES:
  Net income                                                            $ 9,065   $ 6,198   $ 3,920
                                                                        -------   -------   -------
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                     3,072     2,611     2,282
        Provision for losses on accounts receivable                          84        29
        Gain on sales of securities                                                   (81)      (27)
        Gain on sale of real estate                                      (2,632)
        Put option liability                                              1,320
        Changes in assets and liabilities:
          Restricted cash                                                (6,780)
          Accounts and other receivables                                   (357)     (121)      122
          Deposits                                                          114       (79)      113
          Prepaid and other assets                                         (261)     (133)     (112)
          Accounts payable and accrued expenses                              19       331        67
          Deferred rental income                                           (122)       22       189
          Tenants' security deposits                                        166        70       142
          Due from related party                                              9        (4)       18
          Income tax liability                                                                  (34)
                                                                        -------   -------   -------

        Net cash provided by operating activities                         3,697     8,843     6,680

INVESTING ACTIVITIES:
  Acquisition of rental property                                        (22,227)   (6,386)  (13,936)
  Acquisition of building improvements                                   (3,244)   (1,507)
  Construction costs incurred                                            (4,103)   (2,094)
  Sale of rental property                                                 6,740
  Purchases of securities                                                (1,715)   (5,237)   (7,029)
  Sales and prepayments of securities                                        29     9,801     2,688
  Change in deposits for acquisition of rental property                     696      (750)
                                                                        -------   -------   -------

        Net cash used in investing activities                           (23,824)   (6,173)  (18,277)
                                                                        -------   -------   -------

FINANCING ACTIVITIES:
  Due to stockholders                                                                        (2,216)
  Repayments of mortgage notes payable                                  (16,559)  (19,455)   (4,352)
  Borrowings under mortgage notes payable                                12,700    13,880    10,599
  Borrowings under note payable                                             560
  Deferred financing expenses                                              (513)     (735)     (289)
  Stock subscription and issuance                                        34,121    10,607    13,215
  Stock issuance costs                                                     (863)
  Cash dividends paid to stockholders                                    (8,973)   (6,320)   (4,179)
  Distribution to stockholders                                           (1,350)
                                                                        -------   -------   -------

        Net cash provided by (used in) financing activities              19,123     (2,023)  12,778
                                                                        -------   -------   -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (1,004)      647     1,181

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              2,598     1,951       770
                                                                        -------   -------   -------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $ 1,594   $ 2,598   $ 1,951
                                                                        =======   =======   =======


See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In Thousands)
----------------------------------------------------------------------------------------------------

                                                                         1998     1997      1996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amount capitalized                    $ 4,769   $ 5,476   $ 4,752
                                                                       =======   =======   =======
SUPPLEMENTAL SCHEDULE OF CASH AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of common stock issued with put option to equity                            $ 1,000
                                                                                           =======
    Common stock issued for notes receivable                                               $ 1,525
                                                                                           =======
    Acquisition of rental property                                               $ 15,402
    Cash paid for rental property                                                  (5,654)
                                                                                 --------
    Assumption of mortgage note payable                                          $ 9,748
                                                                                 =======
    Put option liability charged to stockholders' equity               $   807
                                                                       =======
    Property and notes receivable distributed to stockholders          $ 4,758
                                                                       =======
                                                                                          (Concluded)

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL - Equity One, Inc. (the "Company") was incorporated in Maryland on June 15, 1992, as a wholly-owned subsidiary of Gazit Holdings, Inc., a wholly-owned subsidiary of Gazit, Inc. During 1996, as a result of a merger, Gazit Holdings, Inc. transferred all of its stock ownership to Gazit (1995), Inc. ("Gazit"), a wholly-owned subsidiary of Gazit, Inc. (See Note 6). Since 1993, additional shares of stock were issued to both affiliated and unaffiliated entities. As of December 31, 1998 (and pursuant to a transfer of interests between Gazit, Inc. and Globe-Reit Investments, Ltd. ("Globe") whereby Gazit became a wholly-owned subsidiary of Globe), Globe's holdings (directly and indirectly) in the Company approximated 55%. The Company was formed for the purpose of holding various real estate subsidiaries located in the United States of America ("U.S." or "United States").

      The Company completed its Initial Public Offering ("IPO") on May 19, 1998 of 4,700,000 common shares, $0.01 par value per share. Of the shares sold in the offering, 3,330,398 shares, generating net proceeds of approximately $33,500 were sold by the Company and 1,369,602 shares were sold by a stockholder of the Company. All of the common shares were sold at $11.00 per share.

      The Company currently owns and operates twenty-two properties in Florida and one property in Texas, comprising approximately 94% and 6% of the total rentable square footage, respectively. In addition, Winn-Dixie Stores Inc., and Publix Supermarkets, Inc., rent approximately 19% and 6% of the total rentable square footage, respectively.

      BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries. All subsidiaries hereinafter are referred to as "the consolidated companies." All intercompany transactions have been eliminated.

      CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers certificates of deposit with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of the following as of December 31, 1998 and 1997:

                                                       1998       1997

        Cash                                         $ 1,461    $ 2,475
        Certificates of deposit                          133        123
                                                     -------    -------
        Total                                        $ 1,594    $ 2,598
                                                     =======    =======

      RESTRICTED CASH - At December 31, 1998, $6,780 of cash was received from the sale of a property and is being held in escrow to accomplish a like-kind exchange in 1999, pursuant to Internal Revenue Code ("IRC")
      Section 1031.

      INVESTMENT SECURITIES - As of December 31, 1998 and 1997, all of the Company's securities are classified as securities available for sale and are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity in accumulated other comprehensive income until realized.

      DEPOSITS - Deposits are comprised of funds held by various institutions for future payments of taxes and insurance, utility and other service deposits and deposits for acquisition of rental property.

      RENTAL PROPERTY - Rental property is stated at cost. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are charged to operating expense as incurred. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets which range from 5 to 40 years, except for building improvements related to leasehold improvements which are depreciated over the lesser of the assets' useful lives or the terms of the related leases.

      LAND HELD FOR DEVELOPMENT - Land held for development is stated at cost (which is not in excess of fair value less costs to sell). Interest, real estate taxes and other costs directly related to the properties and projects under development are capitalized until the property is ready for its intended use. Similar costs related to properties not under development are expensed as incurred.

      Fair value is based upon the ultimate realizable value of the Company's land held for development and is dependent upon future economic, market and entitlement conditions. Such economic, market, and entitlement conditions may affect management's development plans. Accordingly, ultimate realization could be materially different from amounts presently estimated.

      LONG-LIVED ASSETS - The Company's long-lived assets, such as property, certain identifiable intangibles, and goodwill related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. The Company periodically assesses the recoverability of the long-lived assets based on its expectations of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. If the Company determines, based on such measures, that the carrying amount is impaired, the long-lived assets will be written down to its recoverable value with corresponding charge to earnings. During the periods presented, no such impairment was incurred.

      DEFERRED EXPENSES - Deferred expenses consist of loan origination and other fees directly related to rental property financing with third parties. The fees are being amortized using the straight-line method over the term of the notes, ranging from 5 to 30 years.

      GOODWILL - Goodwill arising from the excess of cost over fair value of net assets acquired in the acquisition of Global Realty and Management, Inc. (See Note 6), is amortized on a straight-line basis over a period of 20 years. Amortization expense amounted to $50 for each of the years ended December 31, 1998, 1997 and 1996.

      RENTAL INCOME - Rental income is comprised of minimum rentals and contingent rentals. Contingent rentals are generally received from tenants based on their gross sales. For the years ended December 31, 1998, 1997 and 1996, contingent rentals recognized by the Company were approximately $127, $172 and 153, respectively.

      INCOME TAXES - There is no provision for income tax expense as a result of the Company changing to real estate investment trust ("REIT") status effective January 1, 1995. The Company is not taxed on its taxable operating income if it distributes such income to stockholders in conformity with the requirements of the Internal Revenue Code and meets certain other requirements. Company management is of the opinion that they are complying with the requirements of REIT status; and hence starting from January 1, 1995, the Company is a REIT for income tax purposes. The Company intends to continue to meet such requirements and distribute any of its future taxable operating income in conformity with such requirements. Distributed capital gains on sales of real estate are not subject to tax; however, undistributed capital gains are taxed as capital gain.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      NEW ACCOUNTING PRONOUNCEMENTS - In February 1997, SFAS No. 128, EARNINGS PER SHARE, was issued. SFAS No. 128, which supersedes APB Opinion No. 15 and was adopted by the Company as of December 31, 1997, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The 1996 earnings per share data have been restated to conform with this pronouncement.

      In February 1997, SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, was issued. SFAS No. 129, which applies to all entities that have issued securities, requires in summary form the pertinent rights and privileges of the various securities outstanding. Examples of information that shall be disclosed are dividends and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking-fund requirements, unusual voting rights, and significant terms of contracts to issue additional shares. The Company adopted SFAS No. 129 in 1997, and the effects of adoption are reflected in the consolidated financial statements.

      In June 1997, SFAS No. 130, REPORTING COMPREHENSIVE INCOME, was issued. This standard requires disclosure of total nonowner changes in partner's capital, which is defined as net income plus direct adjustments to partner's capital such as equity and cash investment adjustments. This standard also requires reclassification of comparative financial statements for all earlier periods presented. The Company adopted SFAS No. 130 in 1998, and has presented consolidated statements of comprehensive income herein.

      In June 1997, SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, was issued and is effective beginning in 1998. This statement requires public business enterprises to report financial and descriptive information about reportable operating segments and about certain geographic information. The Company operates in one reportable segment: real estate income producing properties. The Company adopted SFAS No. 131 in 1998 with no material impact on the consolidated financial statements or accompanying notes.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. The Company has used the following market assumptions and/or estimation methods:

           CASH AND CASH EQUIVALENTS - The carrying amounts reported in the consolidated balance sheets are reasonable estimates of fair value.

           INVESTMENT SECURITIES - Fair values are based on quoted market prices, dealer quotes, and independent pricing services. The carrying value approximates fair value due to the nature of the investments.

           MORTGAGE NOTES PAYABLE - The estimated fair value at December 31, 1998 and 1997 was $60,926 and $64,693, respectively, calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes payable.

2.    SECURITIES AVAILABLE FOR SALE

      Composition in the consolidated balance sheets:

                                                              1998    1997

        Equity securities                                   $ 1,617   $
        Mortgage-backed securities                               16    45
                                                            -------   ---

          Total                                             $ 1,633   $45
                                                            =======   ===

      As of December 31, 1998 and 1997, gross unrealized gains were $0 and $0, respectively, and gross unrealized losses were $98 and $0, respectively. For the years ended December 31, 1998, 1997 and 1996, the Company had gross securities sales of $0, $8,815 and $2,411, resulting in gross realized gains of $0, $116 and $32, and gross realized losses of $0, $35 and $5, respectively.

      Mortgage-backed securities mature in 1999. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

3.    ACCOUNTS AND OTHER RECEIVABLES

      Composition in the consolidated balance sheets:


                                                               1998    1997

        Tenants                                              $ 1,150  $ 876
        Accrued interest receivable - institutions                63     25
        Employee loans and advances                               42     20
        Allowance for doubtful accounts                         (113)   (29)
                                                             -------  -----
            Total                                            $ 1,142  $ 892
                                                             =======  =====

4.    RENTAL PROPERTY

      Composition in the consolidated balance sheets:

                                                    LAND,          LAND,
                                                    HELD         BUILDINGS                CONSTRUCTION
                                                    FOR            AND        BUILDING         IN
        COST                                       DEVELOPMENT  EQUIPMENT    IMPROVEMENTS   PROGRESS    TOTAL

        Balance at beginning of year               $   1,394    $ 120,241    $   4,412    $     394   $ 126,441
                                                   ---------    ---------    ---------    ---------   ---------
        Additions in the reporting year                1,286       20,941        3,244        4,103      29,574
        Dispositions in reporting year                             (6,852)      (1,076)                  (7,928)
                                                   ---------    ---------    ---------    ---------   ---------
        Balance at end of year                         2,680      134,330        6,580        4,497     148,087
                                                   ---------    ---------    ---------    ---------   ---------
        Accumulated Depreciation

        Balance at beginning of year                                6,577          614                    7,191
        Depreciation for the year                                   2,445          386                    2,831
        Reduction of depreciation                                    (481)         (77)                    (558)
                                                   ---------    ---------    ---------    ---------   ---------

        Balance at end of year                                      8,541          923                    9,464
                                                   ---------    ---------    ---------    ---------   ---------

        Undepreciated balance
          as of December 31, 1998                  $   2,680    $ 125,789    $   5,657    $   4,497   $ 138,623
                                                   =========    =========    =========    =========   =========

        Undepreciated balance
          as of December 31, 1997                  $   1,394    $ 113,664    $   3,798    $     394   $ 119,250
                                                   =========    =========    =========    =========   =========

      Certain of the Company's rental property serves as collateral to recourse mortgage notes payable totaling $67,145 and $71,004 as of December 31, 1998 and 1997, respectively (See Note 5).

      Immediately prior to the consummation of the IPO, the Company adopted a plan to distribute certain assets to its stockholders. The plan provided for the transfer to a newly formed limited partnership, 16.7 acres of land with a book value at December 31, 1997 of $3,211 and the notes receivable from issuance of common stock totaling $1,525. The Company then distributed all of the partnership interests to its stockholders, and the book value of the assets has been treated as a distribution and charged to additional paid-in capital. The Company retained an option for five years to repurchase the land at option prices totaling $5,650. In December 1998, the Company exercised an option to acquire land at a price of $1,700. The land was recorded at its original historical cost prior to distribution of $350, and $1,350 was charged to retained earnings and additional paid-in capital.

      Assets are depreciated on a straight-line basis, based on the following annual percentages:

        Buildings                                   2.50% -  3.33%

        Building/leasehold improvements             2.50% - 20.00%

        Equipment                                  14.00% - 20.00%

5.    NOTES PAYABLE

      Composition in the consolidated balance sheets:

                                                                          1998     1997

          Mortgage payable, 8.125%, payable in monthly
            installments of $29 including interest,
            unpaid balance due August 31, 2011,
            collateralized by rental property                           $ 2,783   $ 2,903

          Mortgage payable, 9.49%, payable in monthly
            installments of $26 including interest, unpaid
            balance due March 1, 2003, collateralized
            by rental property.  Mortgage payable was repaid in 1998                2,974

          Mortgage payable, 8.25%, payable in monthly
            installments of $8 including interest, unpaid
            balance due August 1, 2000, collateralized by
            rental property.  Mortgage payable was repaid in 1998                     908

          Mortgage payable, 9%, payable in monthly
            installments of $55 including interest,
            unpaid balance due July 1, 2002, collateralized
            by rental property                                            5,125     5,311

        Mortgage payable, 7.68%, through February 15,
          2015 payable in monthly installments of $115
        including interest, unpaid balance due February 15,
          2015, collaterized by rental property                          12,709    13,093

        Mortgage payable, 6.95%, payable in monthly
          installments of $34 including interest, unpaid
          balance due February 15, 200, collateralized by
          rental property                                                 4,311

        Mortgage payable, 7.00%, payable in monthly
          installments of $26 including interest, unpaid
          balance due March 1, 2008                                       3,235

        Mortgage payable, 6.375%, payable in monthly
          installments of $8 including interest, unpaid
          balance due May 10, 1999, collateralized by
          rental property                                                 1,192     1,210

        Mortgage payable, 6.85% and 8.15%, payable
          in monthly installments of $38 and $47 including
          interest, for 1998 and 1997, respectively,
          unpaid balance due November 1, 2018,
          collateralized by rental property                               4,990     3,929


                                                                         1998      1997

        Mortgage payable, 7.625%, payable in monthly
           installments of $20 including interest, unpaid
           balance due January 1, 2006, collateralized
           by rental property                                          $ 2,321   $ 2,385

        Mortgage payable, 9.35%, payable in monthly
          installments of $23 including interest, unpaid
          balance due March 1, 2002, collateralized
          by rental property                                             2,308     2,366

        Mortgage payable, 7.95%, payable in monthly
          installments of $50 including interest, unpaid
          balance due July 15, 2010, collateralized
          by rental property                                             5,519     5,674

        Mortgage payable, 7.85%, payable in monthly
          installments of $111 including interest, unpaid
          balance due December 1, 2010, collateralized
          by rental property                                            12,459    12,796

        Mortgage payable, 6.90% and 8.25%, payable
          in monthly installments of $18 and $19 including
          interest, for 1998 and 1997, respectively,
          unpaid balance due October 1, 2002,
          collateralized by rental property                              1,923     1,997

        Mortgage payable, 7.875%, through July 1, 2006
          payable in monthly installments of $50 including
          interest, at which time the lender will adjust
          the rate of interest equal to the sum of Moody's
          "A" corporate bond index daily rated plus
          .375%, rounded to the next highest one-eight
          percentage rate.  The unpaid balance is due
          June 30, 2016, collateralized by rental property               5,679     5,822

        Mortgage payable, 10.06%, payable in monthly
          installments of $26 including interest, unpaid
          balance due June 1, 2001, collateralized by
          rental property                                                2,591     2,636

        Mortgage payable, 7.00%, interest only payable
          in monthly installments of $49, unpaid balance
          is due February 15, 1998, collateralized by
          rental property                                                   --     7,000
                                                                       -------   -------
        Total                                                          $67,145   $71,004
                                                                       =======   =======

        Note payable, 0.5% over Bank basis rate (8.25%
          at December 31, 1998), commitment of $2,000,
          payable February 21, 1999                                    $   560
                                                                       =======

      Principal maturities of the mortgage notes payable as of December 31, 1998 are as follows:

        YEAR ENDING
        DECEMBER 31,

        1999                                                     $  3,150
        2000                                                        2,120
        2001                                                        4,753
        2002                                                       10,206
        2003                                                        2,139
        Thereafter                                                 44,777
                                                                 --------

        Total                                                    $ 67,145
                                                                 ========

      On February 19, 1998, the Company extended the mortgage note payable of 7.00% with a principal balance of $7,000 as of December 31, 1997 referred to above. The Company retired this note during 1998.

      Interest costs incurred under the notes payable were $5,456 and $5,607 of which $633 and $145 were capitalized in the years ended December 31, 1998 and 1997, respectively.

6.    STOCKHOLDERS' EQUITY

      The Company had a two-for-one stock split on July 15, 1997 and changed the par value of its common and preferred stock from $1.00 to $0.01. All share and per share data and stockholders' equity accounts have been restated to reflect the stock split and change in par value.

      As of December 31, 1998 and 1997, the Company has authority to issue 45,000,000 shares, of which 5,000,000 are shares of preferred stock. On December 30, 1996, Class B warrants totaling 906,124 were exchanged proportionately for 1,340,000 Class C warrants at an exercise price of $8.25 per share and expire on December 31, 1999. During 1997, all Class A warrants were exercised at $5.125 per share. The Company had Class C warrants issued and outstanding to purchase 1,306,124 shares of the Company's common stock as of December 31, 1998 and 1997.

      The Company has granted a stockholder an option to put 293,430 shares of common stock issuable upon exercise of Series C warrants to the Company at a price of $15.50 per share or to put the Series C warrants to the Company at a price of $7.25 per warrant, which equals the put option price of $15.50 per warrant less the Series C warrant exercise price of $8.25 per warrant. The put option is exercisable in whole or in part by the former stockholder from December 1, 1999 until December 15, 1999. The put option would involve a maximum net expenditure of $2,100 if the shares of common stock are not sold by the former stockholder prior to the exercise of such option. For the year ended December 31, 1998, the Company has recognized $1,320 as a current period expense and $807 as a reduction of paid-in capital related to the Company's IPO.

      During 1998, the Company paid cash dividends of $.25, $.13, $.12, $.25 and $.25 per share on March 24, May 18, June 29, October 6, and December 23, respectively, to all stockholders of record on those dates. Gross dividends paid were $8,973 for the year ended December 31, 1998.

      During 1997, the Company paid cash dividends of $.215, $.225, $.2625 and $.25 per share on March 31, June 18, September 30, and December 31, respectively, to all stockholders of record on those dates. Gross dividends paid were $6,320 for the year ended December 31, 1997.

      During 1996, the Company paid cash dividends of $.375, $.20 and $.225 and $.25 per share on March 31, June 18, September 30, and December 31, respectively, to all stockholders of record on those dates. Gross dividends paid were $4,179 for the year ended December 31, 1996.

      Effective January 1, 1994 the Company acquired Global Realty and Management, Inc. ("Global"), the property manager for all Florida rental properties held by the Company. The acquisition was accounted for as a purchase. The outstanding common stock of Global was exchanged for 144,000 shares of the Company's common stock and 48,000 Class B warrants to purchase the Company's common stock at $8.25 per share through December 31, 1996. In November 1998, Global changed its name to Equity One Realty and Management, Inc. The former stockholder of Global was granted an option to "put" his newly acquired Company stock to the Company for $1,000 for a five-year period. During 1996, the Company canceled the put option in exchange for a similar put option to be issued by certain stockholders of the Company. On December 30, 1996, the former stockholder exercised the 48,000 Class B warrants to purchase the Company's common stock at $8.25 per share. The Company provided a $396 loan for a six year period for the purpose of exercising the Class B warrants held by the former stockholder. The loan bears interest at 5.25% per year. The loan was offset against stockholders' equity and distributed immediately prior to the IPO (See
      Note 4). Additionally, the Company entered into an employment agreement with the former stockholder for a period of 7 years with an option to extend the agreement for another 7 years. The former stockholder is entitled to remuneration of $180 per year, effective January 1, 1996, and options to purchase 150,000 shares in the Company at an exercise price of $12.375 per share under the Company's 1995 Stock Option Plan (the "Plan").

      During 1996, two officers, including the former stockholder of Global discussed above, exercised stock options for promissory notes. These notes are full recourse promissory notes bearing interest at 5.25% and 6.86%, respectively, and are collateralized by the stock issued upon exercise of the stock options. Interest is payable annually and principal is due on December 30, 2002 and June 16, 2003, respectively. The notes have been reflected in the consolidated financial statements as a reduction of stockholders' equity. Immediately prior to the IPO, the Notes were distributed to certain shareholders (See Note 4).

7.    STOCK BASED COMPENSATION

      On October 23, 1996, the Company adopted the Equity One, Inc. 1995 Stock Option Plan, (the "Plan") which was amended December 10, 1998 and is described below. The Company applies the intrinsic value method in accounting for the Plan. The purpose of the Plan is to further the growth of the Company, by offering an incentive to directors, officers and other key employees of the Company, and to increase the interest of these employees in the Company, through additional ownership of its common stock. The effective date of the Plan is January 1, 1996. The maximum number of shares of common stock as to which options may be granted to this Plan is 1,000,000 shares, which shall be reduced each year by the required or discretionary grant of options. The term of each option shall be determined by the Stock Option Committee of the Company (the "Committee"), but in no event shall be longer than ten years from the date of the grant. The vesting of the options shall be determined by the Committee, in its sole and absolute discretion, at the date of grant of the option.

      During 1996, the Company issued 450,000 options under the Plan to two officers and two non-employee members of the Board of the Company at an exercise price of $12.375 per share, fair market value on the date of grant as determined by an independent valuation, which shall vest over a four year period, 112,500 shares each year, commencing on January 1, 1997, and on the first day of each year, until all options vest. The per share option price is subject to a downward adjustment to the extent that dividends declared and paid by the Company in each year subsequent to 1995 exceed dividends declared and paid by the Company in the year ended December 31, 1995. During 1998, 100,000 of these options were forfeited. On December 10, 1998, the Plan was amended (the "Amendment") for the two officers by adjusting the option exercise price to $10.00 per share, increasing their original number of options from 350,000 shares to 503,331 shares and eliminating the downward adjustment.

      On December 31, 1996, the Company issued 48,000 options under the Plan to one officer of the Company at an exercise price of $8.25 per share, fair market value on the date of grant as determined by an independent valuation. These options were fully vested as of December 31, 1996 and expire on December 31, 1999 (See Note 6).

      During 1997, the Company issued 146,000 options under the Plan to certain employees, at an exercise price of $12.375 per share, fair market value on the date of grant as determined by an independent valuation, which shall vest over a period of three to four years, commencing on January 1, 1998, and on the first day of each year, until all options vest.

      During 1998, 160,000 options were forfeited, including the 100,000 options discussed above. The Amendment reduced the exercise price from $12.375 to $10.00 per share on 46,000 options in addition to those discussed above.

      The Company applies Accounting Principles Board Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in measuring stock based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under the Plan. Had compensation expense been determined based upon the fair value at the grant date for awards under the Plan consistent with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and earnings per share on a pro forma basis, using a recent independent valuation, would have been:

                                                                          1998        1997       1996

        Net income                          As reported                $   9,065    $  6,198   $  3,920
                                            Proforma                   $   9,033    $  6,198   $  3,920

        Basic earnings per share            As reported                $   1.01     $  0.96    $  0.79
                                            Proforma                   $   1.01     $  0.96    $  0.79

        Diluted earnings per share          As reported                $   1.00     $  0.87    $  0.69
                                            Proforma                   $   1.00     $  0.87    $  0.69

      In accordance with SFAS No. 123, the following is a summary of the Company's stock option activity for the years ended December 31, 1998, 1997 and 1996:

                                                                   1998                   1997                  1996
                                                           ---------------------  --------------------   -------------------
                                                                       Weighted               Weighted              Weighted
                                                                        Average                Average               Average
                                                            Stock      Exercise      Stock    Exercise     Stock    Exercise
                                                           Options       Price      Options     Price     Options     Price
                                                           --------    ---------   --------   ---------   --------  --------

        Outstanding, beginning of year                      644,000    $   11.840   498,000   $  11.819
        Granted                                             293,331        11.040   146,000      12.375   498,000   $  11.819
        Forfeited                                          (160,000)       12.375
                                                           --------    ----------   -------   ---------   -------   ---------

        Outstanding, end of year                            777,331    $   10.407   644,000   $  11.840   498,000   $  11.819
                                                           ========    ==========   =======   =========   =======   =========

        Exercisable, end of year                            327,416    $    9.852   160,500   $  10.914   48,000    $   8.250
                                                           ========    ==========   =======   =========   =======   =========

        Weighted average fair value
          of options granted under
          SFAS No. 123 during the year                                 $    0.92              $   0.000             $   0.000
                                                                       ==========             =========             =========

      The following table summarizes information about the stock option plan as of December 31, 1998:

                                               OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                         -----------------------------  --------------------------
                                            WEIGHTED
                                            AVERAGE         WEIGHTED                   WEIGHTED
                                           REMAINING        AVERAGE                     AVERAGE
           RANGE OF         NUMBER       CONTRACTUAL LIFE   EXERCISE       NUMBER      EXERCISE
        EXERCISE PRICE    OUTSTANDING      (IN YEARS)        PRICE       EXERCISABLE     PRICE
        ---------------- --------------  ---------------  -------------  ------------ ------------
            $ 8.250          48,000          1.0            $ 8.250         48,000      $ 8.250
             10.000         549,331          7.1             10.000        264,416       10.000
             11.000          20,000          9.4             11.000          7,500       11.000
             12.375         160,000          7.2             12.375          7,500       12.375

      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                       1998             1997             1996
                                                  ---------------  ---------------  ----------------

        Dividend yield                            7.42% - 8.71%    6.30% - 7.42%         6.30%
        Risk-free interest rate                   4.53% - 5.65%    6.14% - 6.23%    5.37% - 6.11%
        Expected option life (years)                    3                3                3
        Expected volatility                          0% - 32.23%         0%               0%

8.    EARNINGS PER SHARE

      In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income for the years ended December 31, 1998, 1997 and 1996:

                                                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                                             ---------------------------------------

                                                                INCOME        SHARES     PER-SHARE
                                                             (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                             ---------------------------------------

        NET INCOME                                               $ 9,065
                                                                 =======
        Basic EPS
        Income available to common stockholders                  $ 9,065      8,979,364     $ 1.01
                                                                 =======      =========     ======
        Effect of Dilutive Securities
        Series C Warrants                                                        90,793
        Stock Options                                                             4,304
                                                                              ---------
                                                                                 95,097
                                                                              ---------
        DILUTED EPS
        Income available
         to common stockholders + assumed conversionis           $ 9,065      9,074,461     $ 1.00
                                                                 =======      =========     ======


                                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                                              --------------------------------------

                                                                 INCOME       SHARES     PER-SHARE
                                                              (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                              --------------------------------------

        NET INCOME                                                $ 6,198
                                                                  =======
        BASIC EPS

        Income available to common stockholders                   $ 6,198     6,446,320     $ 0.96
                                                                  =======     =========     ======

        Effect of Dilutive Securities
        Series A Warrants                                                       142,955
        Series C Warrants                                                       466,909
        Stock Options                                                            50,133
                                                                              ---------
                                                                                659,997
                                                                              ---------
        DILUTED EPS
       Income available to common
        stockholders + assumed conversions                        $ 6,198     7,106,317     $ 0.87
                                                                  =======     =========     ======


                                                              FOR THE YEAR ENDED DECEMBER 31, 1996
                                                             ---------------------------------------

                                                                INCOME        SHARES     PER-SHARE
                                                             (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                             ---------------------------------------

        NET INCOME                                               $ 3,920
                                                                 =======
        Basic EPS
        Income available to common stockholders                  $ 3,920      4,991,321     $ 0.79
                                                                 =======      =========     ======
        Effect of Dilutive Securities
        Series A Warrants                                                       199,504
        Series C Warrants                                                       450,924
        Stock Options                                                            30,857
                                                                              ---------
                                                                                681,285
                                                                              ---------
        DILUTED EPS
        Income available
         to common stockholders + assumed conversionis           $ 3,920      5,672,606     $ 0.69
                                                                 =======      =========     ======

9.    FUTURE MINIMUM RENTAL INCOME, COMMITMENTS AND CONTINGENT LIABILITIES

      Future minimum rental income under noncancelable operating leases approximates the following as of December 31, 1998:

        YEAR ENDING
        DECEMBER 31,

         1999                                                $  16,664
         2000                                                   14,964
         2001                                                   12,883
         2002                                                   11,259
         2003                                                   10,455
         Thereafter                                             73,001
                                                             ---------
         Total                                               $ 139,226
                                                             =========

      During 1996, the Company obtained a line of credit of $2,500 secured by rental property. As of December 31, 1997, no amounts on this line of credit had been used. This line of credit was terminated in 1998.

      During 1996, the Company pledged a letter of credit for $1,500 as additional security on one of its properties. As of December 31, 1998, this pledged letter of credit remains outstanding. The letter of credit is collateralized by rental property.

      In February 1998, a prospective anchor tenant (the "Plaintiff") filed a claim against the Company for breach of contract relating to a proposed lease agreement with the Plaintiff. On March 10, 1999, the Plaintiff filed a Notice of Voluntary Dismissal of this action without prejudice.

      The Company is subject to other litigation in the normal course of business, none of which, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

10.   OPERATING EXPENSES

      Composition in the consolidated statements of operations:

                                     1998     1997     1996

        Commissions                $  308   $  175   $  147
        Payroll                       467      350      325
        Insurance expense             464      386      349
        Real estate property tax    2,425    2,152    1,786
        Repairs and maintenance     1,205    1,061      730
        Utilities                     508      488      472
        Other                         588      633      561
                                   ------   ------   ------
        Total                      $5,965   $5,245   $4,370
                                   ======   ======   ======

11.   GENERAL AND ADMINISTRATIVE EXPENSES

      Composition in the consolidated statements of operations:

                                     1998     1997     1996

        Office expenses            $   86   $  101   $   77
        Professional fees             323      101      120
        Management fees                93       64       60
        Payroll                       628      618      621
        Other                         251      145       99
                                   ------   ------   ------
        Total                      $1,381   $1,029   $  977
                                   ======   ======   ======

12.   RELATED PARTY TRANSACTIONS

      The Company provided an affiliated entity, Gazit (1995), Inc., with office space, office services and certain management and consulting services for which the Company receives a management fee. For the years ended December 31, 1998, 1997 and 1996, such fees totaled $10, $10 and $10, respectively, and are included as an offset in general and administrative expenses in the accompanying consolidated statements of operations.

      The Company entered into consulting agreements with two directors of Danbar to provide consulting services. Each director is entitled to receive $30 per year, effective as of January 1, 1996 and options to purchase 50,000 shares each under the Plan described above. On May 18, 1998, both consulting agreements were terminated and the option to purchase 50,000 shares were forfeited.

      On December 10, 1998, the Company exercised an option to purchase land from a partnership controlled by affiliates of the Company, including two officers of the Company (See Note 4).

      As of December 31, 1998, 1997 and 1996, balances due from related parties are non-interest bearing with no specified due dates.

      For the years ended December 31, 1998, 1997 and 1996, the Company had compensated Chaim Katzman, President, Doron Valero, Vice President, and significant stockholders $269 and $302 in 1998, respectively, $254 and $191 in 1997, respectively, and $240 and $230 in 1996, respectively.

      Warrants have been issued to certain officers, directors and affiliates (See Note 6).

13.   SUBSEQUENT EVENT

      On February 4, 1999, the Company secured a $35,000 Master Revolving Credit Agreement (the "Credit Agreement") with a bank. Advances under this Agreement are limited to $16,590, with any excess advances being conditioned on the lender securing participation from other lenders. The Credit Agreement accrues interest at 225 basis points over the thirty day LIBOR rate, payable monthly, adjusted every six months and matures February 4, 2000. Advances under the Credit Agreement will be used to fund property acquisitions, development activities and other Company activities, and will be secured by four of the Company's unencumbered existing properties.

                                    * * * * *

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Equity One, Inc:

We have audited the consolidated financial statements of Equity One, Inc., and subsidiaries (the "Company") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 12, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 12, 1999

Schedule III

                       EQUITY ONE, INC. AND SUBSIDIARIES

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

                                                                       INITIAL COST                              GROSS AMOUNTS AT
                                                                        TO COMPANY         CAPITALIZED           WHICH CARRIED AT
                                                                   --------------------     SUBSEQUENT       THE CLOSE OF THE PERIOD
                                                                           BUILDINGS &    TO ACQUISITION-    -----------------------
           PROPERTY                LOCATION       ENCUMBRANCES     LAND    IMPROVEMENTS    IMPROVEMENTS      LAND     IMPROVEMENTS
           --------                --------       ------------     ----    ------------   ---------------    ----     --------------
NORTH FLORIDA
Atlantic Village
  Shopping Center              Atlantic Beach, FL   $4,990        $1,190          $4,760             $853    $1,190           $5,613
Commonwealth Shopping Center   Jacksonville, FL      3,235           730           2,920            1,380       730            4,300
Fort Caroline Trading Post     Jacksonville, FL      2,308           738           2,432              541       738            2,973
Mandarin Mini-Storage          Jacksonville, FL      1,192           362           1,448               10       362            1,458
Monument Pointe
  Shopping Center              Jacksonville, FL      2,591         1,336           2,330               87     1,336            2,417
Oak Hill Village
  Shopping Center              Jacksonville, FL      2,321           690           2,760               37       690            2,797
Beauclerc Village
  Shopping Center              Jacksonville, FL          0           560           2,242                4       561            2,245

CENTRAL FLORIDA
East Bay Plaza
  Shopping Center              Largo, FL                 0           314           1,296              551       325            1,836
Eustis Square Shopping Center  Eustis, FL            5,125         1,450           5,799               52     1,463            5,838
Forest Edge Shopping Center    Orlando, FL           1,923         1,250           1,850                5     1,250            1,855
Lake Mary Centre
  Shopping Center              Lake Mary, FL        12,459         5,578          13,878               40     5,578           13,918
Summerlin Square
  Shopping Center              Fort Myers, FL            0         1,043           7,989               93     1,043            8,082

SOUTH FLORIDA
Bird Ludlam
  Shopping Center              Miami, FL            12,709         4,080          16,318               94     4,088           16,404
Diana Building                 W. Palm Beach, FL         0           123             493              909       123            1,402
Equity One Office Building     Miami Beach, FL           0           229             423              759       229            1,182
Plaza Del Rey Shopping Center  Miami, FL             2,783           740           2,961              147       740            3,108
Point Royale Shopping Center   Miami, FL             5,519         3,720           5,005              153     3,720            5,158
West Lakes Plaza
  Shopping Center              Miami, FL             5,679         2,141           5,789              134     2,141            5,923
Sky Lake                       Miami, FL                 0         9,472           2,250            1,959    11,172            2,509
Restaurant Properties          Miami, FL                 0           250           1,000                0       250            1,000
Montclair Apartments           Miami, FL                 0           199             801                0       199              801
Lantana Village
  Village Shopping Center      Lantana, FL           4,311         1,350           5,400              124     1,350            5,524

TEXAS
Four Corners Shopping Center   Tomball,TX                0           950           3,800              337       958            4,185
                                                   -------       -------         -------           ------   -------         --------

TOTAL                                              $67,145       $38,495         $93,944           $8,269   $40,236         $100,528
                                                   =======       =======         =======           ======   =======         ========

                       EQUITY ONE, INC. AND SUBSIDIARIES

                          REAL ESTATE INVESTMENTS AND
                     ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1997

                            (DOLLARS IN THOUSANDS)


                                               ACCUMULATED           DATE                  DEPRECIABLE
           PROPERTY                 TOTAL      DEPRECIATION        ACQUIRED                   LIVES
           --------                 -----      ------------        --------                -----------
NORTH FLORIDA
Atlantic Village
  Shopping Center                   $6,803             $433       JUNE 30, 1995                 40
Commonwealth Shopping Center        $5,030              408       FEBRUARY 28, 1994             40
Fort Caroline Trading Post          $3,711              354       JANUARY 24, 1994              40
Mandarin Mini-Storage               $1,820              174       MAY 10, 1994                  40
Monument Pointe
  Shopping Center                   $3,753              120       JANUARY 31, 1997              40
Oak Hill Village
  Shopping Center                   $3,487              220       DECEMBER 7, 1995              40
Beauclerc Village
  Shopping Center                   $2,806               35       MAY 15, 1998                  40

CENTRAL FLORIDA
East Bay Plaza
  Shopping Center                   $2,161              411       JULY 27, 1993                 30
Eustis Square Shopping Center       $7,301            1,019       OCTOBER 22, 1993              30
Forest Edge Shopping Center         $3,105               93       DECEMBER 31, 1996             40
Lake Mary Centre
  Shopping Center                  $19,496            1,119       NOVEMBER 9, 1995              40
Summerlin Square
  Shopping Center                   $9,125              121       JUNE 10, 1998                 40

SOUTH FLORIDA
Bird Ludlam
  Shopping Center                  $20,492            1,836       AUGUST 11, 1994               40
Diana Building                      $1,525               96       FEBRUARY 15, 1995             40
Equity One Office Building          $1,411              154       APRIL 10, 1992                40
Plaza Del Rey Shopping Center       $3,848              821       AUGUST 22, 1991               30
Point Royale Shopping Center        $8,878              454       JULY 27, 1995                 40
West Lakes Plaza
  Shopping Center                   $8,064              338       NOVEMEBR 6, 1996              40
Sky Lake                           $13,681               77       AUGUST 19, 1997               40
Restaurant Properties               $1,250               25       APRIL 30, 1998                40
Montclair Apartments                $1,000                1       AUGUST 31, 1998               40
Lantana Village
  Village Shopping Center           $6,874              139       JANUARY 6, 1998               40

TEXAS
Four Corners Shopping Center        $5,143              962       JANUARY 22, 1993              30
                                  --------           ------
TOTAL                             $140,764           $9,410
                                  ========           ======

                       EQUITY ONE, INC. AND SUBSIDIARIES

                          REAL ESTATE INVESTMENTS AND
                     ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1997

                            (DOLLARS IN THOUSANDS)

                                                                                                       GROSS AMOUNTS
                                                                                                      AT WHICH CARRIED
                                                                                                       AT THE CLOSE OF
                                                                 INITIAL COST                            THE PERIOD
                                                           ------------------------   CAPITALIZED  -----------------------
                                                                                     SUBSEQUENT TO
                                                                       BUILDINGS &   ACQUISITION-
        PROPERTY              LOCATION        ENCUMBRANCES    LAND    IMPROVEMENTS   IMPROVEMENTS     LAND    IMPROVEMENTS
----------------------- -------------------- ------------- --------- -------------- -------------- --------- -------------
NORTH FLORIDA
Atlantic Village
 Shopping Center        Atlantic Beach, FL      $ 3,929     $ 1,190      $ 4,760        $   18      $ 1,190     $ 4,778
Commonwealth
 Shopping Center        Jacksonville, FL              0         730        2,920             4          730       2,924
Fort Caroline
 Trading Post           Jacksonville, FL          2,366         738        2,432           541          738       2,973
Mandarin Mini-Storage   Jacksonville, FL          1,211         362        1,448             5          362       1,453
Monument Pointe         Jacksonville, FL          2,636       1,336        2,330            87        1,336       2,417
Oak Hill Village
 Shopping Center        Jacksonville, FL          2,385         690        2,760            37          690       2,797
CENTRAL FLORIDA
East Bay Plaza          Largo, FL                   908         314        1,296           309          325       1,594
Eustis Square
 Shopping Center        Eustis, FL                5,311       1,450        5,799            52        1,463       5,838
Forest Edge
 Shopping Center        Orlando, FL               1,997       1,250        1,850             6        1,250       1,856
Lake Mary Centre        Lake Mary, FL            12,796       5,578       13,878            34        5,578      13,912
SOUTH FLORIDA
Bird Ludlam
 Shopping Center        Miami, FL                13,093       4,080       16,318            68        5,433      16,378
Diana Building          W. Palm Beach, FL             0         123          493           909          123       1,402
Equity One
 Office Building        Miami Beach, FL               0         579          423           752          579       1,175
Plaza Del Rey
 Shopping Center        Miami, FL                 2,903         740        2,961           134          740       3,095
Point Royale
 Shopping Center        Miami, FL                 5,673       3,720        5,005           109        3,720       5,114
West Lakes Plaza        Miami, FL                 5,822       2,141        5,789           134        2,141       5,923
Sky Lake                Miami, FL                 7,000       9,472        2,250         2,094        9,472       4,344
TEXAS
Four Corners
 Shopping Center        Tomball,TX                2,974         950        3,800           337          958       4,129
Parker Towne Centre     Plano, TX                     0         720        2,881           914          720       3,797
                                                -------     -------      -------        ------      -------     -------
TOTAL                                           $71,004     $36,163      $79,393        $6,544      $37,548     $85,899
                                                =======     =======      =======        ======      =======     =======

                       EQUITY ONE, INC. AND SUBSIDIARIES

                          REAL ESTATE INVESTMENTS AND
                     ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1997

                            (DOLLARS IN THOUSANDS)

                                                     ACCUMULATED            DATE           DEPRECIABLE
             PROPERTY                   TOTAL       DEPRECIATION          ACQUIRED            LIVES
----------------------------------   -----------   --------------   -------------------   ------------
NORTH FLORIDA
Atlantic Village Shopping Center      $  5,968         $  299       JUNE 30, 1995              40
Commonwealth Shopping Center          $  3,654            280       FEBRUARY 28, 1994          40
Fort Caroline Trading Post            $  3,711            280       JANUARY 24, 1994           40
Mandarin Mini-Storage                 $  1,815            132       MAY 10, 1994               40
Monument Pointe                       $  3,753             57       JANUARY 31, 1997           40
Oak Hill Village Shopping Center      $  3,487            148       DECEMBER 7, 1995           40
CENTRAL FLORIDA
East Bay Plaza                        $  1,919            279       JULY 27, 1993              30
Eustis Square Shopping Center         $  7,301            823       OCTOBER 22, 1993           30
Forest Edge Shopping Center           $  3,106             46       DECEMBER 31, 1996          40
Lake Mary Centre                      $ 19,490            764       NOVEMBER 9, 1995           40
SOUTH FLORIDA
Bird Ludlam Shopping Center           $ 21,811          1,413       AUGUST 11, 1994            40
Diana Building                        $  1,525             60       FEBRUARY 15, 1995          40
Equity One Office Building            $  1,754            118       APRIL 10, 1992             40
Plaza Del Rey Shopping Center         $  3,835            711       AUGUST 22, 1991            30
Point Royale Shopping Center          $  8,834            315       JULY 27, 1995              40
West Lakes Plaza                      $  8,064            178       NOVEMBER 6, 1996           40
Sky Lake                              $ 13,816             21       AUGUST 19, 1997            40
TEXAS
Four Corners Shopping Center          $  5,087            780       JANUARY 22, 1993           30
Parker Towne Centre                   $  4,517            440       DECEMBER 9, 1993           30
                                      --------         ------
TOTAL                                 $123,447         $7,144
                                      ========         ======

                       EQUITY ONE, INC. AND SUBSIDIARIES

                          REAL ESTATE INVESTMENTS AND
                      ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1996

                            (DOLLARS IN THOUSANDS)


                                                                                                         GROSS AMOUNTS
                                                                                                        AT WHICH CARRIED
                                                                                       CAPITALIZED      AT THE CLOSE OF
                                                                       INITIAL COST   SUBSEQUENT TO        THE PERIOD
                                                                        BUILDINGS &   ACQUISITION-  ------------------------
        PROPERTY              LOCATION        ENCUMBRANCES     LAND    IMPROVEMENTS   IMPROVEMENTS   THE LAND   IMPROVEMENTS
----------------------- -------------------- -------------- --------- -------------- -------------- ---------- -------------
NORTH FLORIDA
Atlantic Village
 Shopping Center        Atlantic Beach, FL       $ 4,044     $ 1,190      $ 4,760        $   18      $ 1,190      $ 4,778
Commonwealth
 Shopping Center        Jacksonville, FL           2,247         730        2,920                        730        2,920
Fort Caroline
 Trading Post           Jacksonville, FL           2,419         738        2,432           535          738        2,967
Mandarin Mini-Storage   Jacksonville, FL           1,227         362        1,448             5          362        1,453
Oak Hill Village
 Shopping Center        Jacksonville, FL           2,445         690        2,760            37          690        2,797
CENTRAL FLORIDA
East Bay Plaza          Largo, FL                    924         314        1,296           241          314        1,537
Eustis Square
 Shopping Center        Eustis, FL                 5,482       1,450        5,799            23        1,450        5,822
Forest Edge
 Shopping Center        Orlando, FL                2,058       1,250        1,850                      1,250        1,850
Lake Mary Centre        Lake Mary, FL             13,109       5,578       13,878            30        5,578       13,908
SOUTH FLORIDA
Bird Ludlam
 Shopping Center        Miami, FL                 13,221       4,080       16,318         1,403        5,425       16,375
Diana Building          W. Palm Beach, FL              0         123          493           898          123        1,391
Equity One
 Office Building        Miami Beach, FL                0         579          423           746          579        1,169
Plaza Del Rey
 Shopping Center        Miami, FL                  3,015         740        2,961           130          740        3,091
Point Royale
 Shopping Center        Miami, FL                  5,816       3,720        5,005           106        3,720        5,111
West Lakes Plaza        Miami, FL                  5,472       2,141        5,789            65        2,141        5,854
TEXAS
Four Corners
 Shopping Center        Tomball,TX                 3,001         950        3,800           278          950        4,078
Parker Towne Centre     Plano, TX                  2,351         720        2,881           556          720        3,437
                                                 -------     -------      -------        ------      -------      -------
TOTAL                                            $66,831     $25,355      $74,813        $5,071      $26,700      $78,538
                                                 =======     =======      =======        ======      =======      =======

                       EQUITY ONE, INC. AND SUBSIDIARIES

                          REAL ESTATE INVESTMENTS AND
                     ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1996

                            (DOLLARS IN THOUSANDS)

                                                     ACCUMULATED            DATE           DEPRECIABLE
             PROPERTY                   TOTAL       DEPRECIATION          ACQUIRED            LIVES
----------------------------------   -----------   --------------   -------------------   ------------
NORTH FLORIDA
Atlantic Village Shopping Center      $  5,968         $  179       JUNE 30, 1995              40
Commonwealth Shopping Center          $  3,650            207       FEBRUARY 28, 1994          40
Fort Caroline Trading Post            $  3,705            205       JANUARY 24, 1994           40
Mandarin Mini-Storage                 $  1,815             96       MAY 10, 1994               40
Oak Hill Village Shopping Center      $  3,487             76       DECEMBER 7, 1995           40
CENTRAL FLORIDA
East Bay Plaza                        $  1,851            186       JULY 27, 1993              30
Eustis Square Shopping Center         $  7,272            627       OCTOBER 22, 1993           30
Forest Edge Shopping Center           $  3,100              0       DECEMBER 31, 1996          40
Lake Mary Centre                      $ 19,486            406       NOVEMBER 9, 1995           40
SOUTH FLORIDA
Bird Ludlam Shopping Center           $ 21,800            994       AUGUST 11, 1994            40
Diana Building                        $  1,514             25       FEBRUARY 15, 1995          40
Equity One Office Building            $  1,748             84       APRIL 10, 1992             40
Plaza Del Rey Shopping Center         $  3,831            605       AUGUST 22, 1991            30
Point Royale Shopping Center          $  8,831            182       JULY 27, 1995              40
West Lakes Plaza                      $  7,995             22       NOVEMBER 6, 1996           40
TEXAS
Four Corners Shopping Center          $  5,028            601       JANUARY 22, 1993           30
Parker Towne Centre                   $  4,157            320       DECEMBER 9, 1993           30
                                      --------         ------
TOTAL                                 $105,238         $4,815
                                      ========         ======

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------
  21.1        List of Subsidiaries of the Registrar
  27.1        Financial Data Schedule