Form 10-K/A
period 1998-12-31
EQUITY ONE INC
filed 1999-04-02
CIK 1042810

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               (AMENDMENT NO. 1)
                              ---------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K/A.

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


         The Company also owns an aggregate of 17.75 acres of land adjacent to certain of the Existing Properties and has agreed to purchase 4.4 acres of vacant land located in Southwest Miami-Dade County, Florida, substantially all of which is intended for retail development. The Company also has an option to purchase (the "Option") 10.0 acres of land in Southwest Miami-Dade County, Florida ("Coral Way"), which property is commercially zoned and has received county site plan approval for the development of a 100,000 square foot Supermarket Center, and 6.2 acres of vacant land adjacent to certain of the Existing Properties. The Option is exercisable by the Company for a period of five years.

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


         REDEVELOPMENT AND DEVELOPMENT OF SUPERMARKET CENTERS. The Company will redevelop existing and develop new Supermarket Centers with characteristics similar to those of the Existing Properties. The Company will consider development only if the overall economics of developing a property appear to be more favorable than acquiring and/or redeveloping an existing property. For example, the Company acquired Sky Lake, which is being comprehensively redeveloped into approximately 295,000 square foot Supermarket Center. The redevelopment is expected to cost $18.4 million and to be completed by February, 2000. In addition, the Company owns 17.75 acres of land adjacent to certain of the Existing Properties, substantially all of which is intended for retail development. In January, 1999, the Company acquired 28 acres of undeveloped real property in Tallahassee, Florida for development of Forest Village. The Company has signed a lease with Publix for the construction of a 37,866 square foot supermarket to anchor Forest Village. The Company has also recently exercised an option to purchase a parcel of vacant land across from its executive offices in Miami Beach, Florida where it plans to develop a mixed-use office/retail tower with 70,000 square feet of GLA and a 250 car parking garage. The Company also has agreed to acquire 4.4 acres of vacant land located in Southwest Miami-Dade County, Florida for future development, contingent upon, among other things, the rezoning of such property for commercial use. The Company has an Option to purchase Coral Way, which has received site plan approval for development of a 100,000 square foot Supermarket Center.

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

THE PROPERTIES


         At December 31, 1998, the Company's Existing Properties, consisting primarily of Supermarket Centers, contained an aggregate of 2.1 million square feet of GLA. All of the Company's Supermarket Centers were developed after 1982. Management believes that the location and quality of its Existing Properties have enabled the Company to develop and retain an attractive and diverse tenant base. As of December 31, 1998, the Existing Properties were 95% leased to 407 tenants (not including 465 tenants and 17 tenants of the Company's mini-warehouse facility and apartment building, respectively). The following table provides a brief description of each of the Company's properties:


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
Atlantic Beach, FL                                                                                       Music, Village
                                                                                                         Shoe Box, JoAnne
                                                                                                         Fabrics


                                                             NET OPERATING     AVERAGE
                                   GLA (SQ.                    INCOME FOR      MINIMUM
                                     FT.)                       THE YEAR    RENT PER SQ.        PERCENT
                        DATE          AT         NUMBER OF      ENDED         FT. AS OF        LEASED AT     CERTAIN
    PROPERTY(1)       ACQUIRED   DEC. 31, 1998    TENANTS     DEC. 31, 1998  DEC. 31, 1998   DEC. 31, 1998   TENANTS
    -----------       --------   -------------   ---------   -------------- --------------   -------------   -------
Commonwealth          February      81,467           13       $  546,064         $7.89           90%     Winn-Dixie, Subway
  Shopping Center(6)    1994
Jacksonville, FL

Fort Caroline          January      74,546            9       $  456,946         $7.02           92%     Winn-Dixie,
  Trading Post(6)       1994                                                                             Eckerd, McDonalds
Jacksonville, FL

Monument Pointe        January      75,328           12       $  426,379         $6.18           98%     Winn-Dixie, Eckerd
  Shopping Center       1997
Jacksonville, FL

Oak Hill Shopping     December      78,492           16       $  489,807         $6.47           92%     Publix,
  Center                1995                                                                             Walgreens,
Jacksonville, FL                                                                                         Blockbuster
                                                                                                         Video, Little
                                                                                                         Caesars

Beauclerc Village       June        67,927           10       $  210,691         $6.08          100%     Walgreens, Old
  Shopping Center       1998                                                                             America, Big Lots
Jacksonville, FL

TEXAS

Houston Area
Four Corners           January     115,178           26       $  820,684         $8.95           99%     Kroger, Eckerd,
  Shopping Center       1993                                                                             Wendy's,
Tomball, TX                                                                                              Mailboxes Etc.,
                                 ---------          ---       ------------       -----           --      Rent A Center
Total/Weighted                   1,939,606          392       $ 15,250,807       $8.83           97%
  Average
                                 ---------          ---       ------------       -----           --

OTHER PROPERTIES:

Equity One Office       April       28,980(3)        10       $  281,216        $11.16          100%     City of Miami
  Building              1992                                                                             Beach Parking
                                                                                                         Department
Miami Beach, FL

Pointe Royale           July        18,000           --               --         --              --      --
 Office Building        1995
Miami, FL

Diana Building        February      18,707            4       $   98,815        $14.77           55%     Fat Tuesday's
West Palm Beach, FL     1995

Mandarin                 May        52,880          465       $  211,672         $5.88           87%
 Mini-Storage           1994
Jacksonville, FL


                                                             NET OPERATING     AVERAGE
                                   GLA (SQ.                    INCOME FOR      MINIMUM
                                     FT.)                       THE YEAR    RENT PER SQ.        PERCENT
                        DATE          AT         NUMBER OF      ENDED         FT. AS OF        LEASED AT     CERTAIN
    PROPERTY(1)       ACQUIRED   DEC. 31, 1998    TENANTS     DEC. 31, 1998  DEC. 31, 1998   DEC. 31, 1998   TENANTS
    -----------       --------   -------------   ---------   -------------- --------------   -------------   -------
Montclair Apartments   August        9,375           17       $    8,989        $10.77           85%     --
Miami Beach, FL         1998

Restaurant Property      May        10,000            1       $  108,137        $16.25          100%     LHD Restaurant
Miami Beach, FL         1998     ---------          ---       ----------        ------          ---      Corp., d/b/a El
                                                                                                         Novillo

Total/Weighted                     137,942          497       $  708,829         $9.30           68%
 Average Other                   ---------          ---       ----------         -----          ---
 Properties

Total/Weighted                   2,077,548          889      $ 15,959,636        8.85           95%
 Average All                     =========          ===       ============       =====          ===
 Properties

RECENTLY ACQUIRED
  PROPERTIES
Walden Woods           January      74,336            9           N/A            N/A           N/A       Winn-Dixie,
 Shopping Center(7)     1999                                                                             Walgreens
 Plant City, FL

Park Promenade        February     125,806           27           N/A            N/A           N/A       Publix,
 Shopping Center(8)     1999                                                                             Blockbuster Video
Orlando, FL


-----------------------

(1) Does not include any redevelopment and development properties other than Sky Lake.

(2) Eckerd has vacated this site, but continues to make lease payments.

(3) Includes 3,000 square feet of GLA which is occupied by the Company.

(4) Does not include approximately 251,000 square feet of vacant GLA which is to be redeveloped. See "Redevelopment and Development Properties".

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

                                                                  =====          ==        =======

-------------------------
(1) See "Additional Information Concerning the Existing Properties".
(2) Under contract to purchase.

(3) Represents commercially zoned vacant land on which the Company intends to develop Forest Village Shopping Center acquired in January 1999.

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
                                              =======              ==            ==========            =====

-------------------------

(1) Does not include Winn-Dixie at Walden Woods, acquired in January 1999, which occupies 46,636 square feet of GLA and represents approximately $261,625 of annualized minimum rents.

(2) Includes one store which Eckerd has vacated but for which it continues to pay rent.

(3) Does not include (a) Publix being developed at Sky Lake which will occupy 51,420 square feet of GLA and will represent approximately $635,000 of annualized minimum rents, (b) Publix at Park Promenade, acquired in February 1999, which occupies 55,000 square feet of GLA and represents approximately $371,250 annualized minimum rents and (c) Publix being developed at Forest Village which will occupy approximately 37,870 square feet of GLA.


(4) Does not include Blockbuster Video at Park Promenade, acquired in February 1999, which occupies 5,886 square feet of GLA and represents approximately $79,520 of annualized minimum rents. Two of the leases under the name of Warehouse Entertainment, Inc. are guaranteed by Blockbuster.


(5) Does not include Walgreens at Walden Woods, acquired in January 1999, which occupies 13,000 square feet of GLA and represents approximately $87,750 of annualized minimum rents.

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

                                                                                       PERCENT OF
                                                                                        AGGREGATE     AVERAGE ANNUAL
                           NUMBER OF         GLA        PERCENT OF     ANNUALIZED      ANNUALIZED      MINIMUM RENT
     DECEMBER 31,           LEASES        (SQ. FT.)      TOTAL GLA    MINIMUM RENT    MINIMUM RENT     PER SQ.FT.
     ------------          ---------      ---------     ----------    ------------    ------------    ---------------
1999..................         5            5,717           3.01%        $71,112           2.70%           $12.44
2000..................         8           32,426          17.05         357,687          13.55             11.03
2001..................        12           22,757          11.97         323,857          12.27             14.24
2002..................         4            9,875           5.19         186,337           7.06             18.87
2003..................        11           37,285          19.61         568,475          21.54             15.25
2004..................         0                0           0.00               0           0.00              0.00
2005..................         0                0           0.00               0           0.00              0.00
2006..................         0                0           0.00               0           0.00              0.00
2007..................         4           63,952          33.63         822,284          31.15             12.86
2008..................         3           18,148           9.54         309,684          11.73             17.07
Thereafter............         0                0           0.00               0           0.00              0.00
                              --        -----------      -------      ----------        -------          --------
Total/Average.........        47          190,160         100.00%     $2,639,436         100.00%           $13.88
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

         The following table sets forth a schedule of lease expirations and other information concerning leases at Lake Mary, assuming none of the tenants exercise renewal options:

                                                                                       PERCENT OF
                                                                                        AGGREGATE     AVERAGE ANNUAL
                           NUMBER OF         GLA        PERCENT OF     ANNUALIZED      ANNUALIZED      MINIMUM RENT
         YEAR               LEASES        (SQ. FT.)      TOTAL GLA    MINIMUM RENT    MINIMUM RENT     PER SQ.FT.
         ----              ---------      ---------     ----------    ------------    ------------    ---------------
1999..................        13           19,801           6.97%        271,187            8.18%           13.70
2000..................         8           14,185           5.00         185,693            5.60            13.09
2001..................        12           22,978           8.08         298,450            9.00            12.99
2002..................         7           17,628           6.20         266,170            8.03            15.10
2003..................         5            6,957           2.44         108,269            3.27            15.56
2004..................         1            2,000           0.70          22,992            0.69            11.50
2005..................         0                0           0.00               0            0.00             0.00
2006..................         0                0           0.00               0            0.00             0.00
2007..................         1            3,909           1.38         138,000            4.16            35.31
2008..................         1            3,900           1.37         111,191            3.35            28.51
Thereafter............         5          192,872          67.86       1,913,946           57.72             9.93
                             ---          -------        -------       ---------          ------          -------
Total/Average.........        53          284,230         100.00%     $3,315,898          100.00%          $11.67
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


         EQUITY ONE OFFICE BUILDING. The Equity One Office Building is a 28,980 square foot mixed use (office/retail) property occupied by 10 tenants, including the Company's administrative offices, located in Miami Beach, Florida. The property is comprised of three parcels, which, in the aggregate, total 0.7 acres. Purchased in 1992, this property was completely redeveloped by the Company. The property is adjacent to the Miami Beach City Hall and proximate to the Miami Beach Convention Center. The Company exercised an option granted to it by a partnership controlled by affiliates to purchase 0.5 acres of land adjacent to the Equity One Office Building and purchased property consisting of an apartment building across the street, to complete the land assemblage for redevelopment.


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


         WALDEN WOODS. Walden Woods was purchased in January 1999 and is a 74,336 square foot Supermarket Center occupied by 9 tenants located in Plant City, Florida. Walden Woods is situated on 6.0 acres and is anchored by Winn-Dixie and Walgreens.


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


                                                                                 YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                       1998                1997              1996
                                                                      ------              ------           ------
Aggregate minimum rental revenue...........................            68.25%              73.36%           75.55%
Percentage rent............................................              .45%               0.84%            0.92%
Recoveries from tenants....................................            16.97%              18.03%           18.34%
Gain on sale of real estate................................            10.27%               -                -
Other income...............................................             4.06%               7.77%            5.19%
                                                                      ------              ------           ------
Total Revenues.............................................           100.00%             100.00%          100.00%
                                                                      ------              ------           ------
Operating expenses.........................................            23.28%              25.53%           26.14%
Depreciation and amortization..............................            11.24%              11.64%           12.37%
Interest...................................................            19.57%              27.65%           32.19%
General and administrative expenses........................             5.39%               5.01%            5.85%
Put option expense.........................................             5.15%
                                                                      ------              ------           ------
Total costs and expenses...................................            64.63%              69.83%           76.55%
                                                                      ------              ------           ------
Net income.................................................            35.37%              30.17%           23.45%
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


         Operating expenses increased by approximately $720,000, or 13.7%, to $5.9 million in 1998 from $5.2 million in 1997, primarily as a result of the operations of Lantana Village, Summerlin Square, Beauclerc Village and the restaurant property. Notwithstanding the foregoing, as a percentage of revenue, operating expenses decreased from 25.5% in 1997 to 23.3% in 1998.


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


         Interest expense decreased by approximately $667,000 or 11.7% to $5.0 million in 1998 from $5.7 million in 1997. This decrease was primarily due to an increase of approximately $488,000 in capitalized interest, to $633,000 in 1998 from $145,000 in 1997, as a result of the comprehensive redevelopment at Sky Lake and the use of proceeds derived from the Company's IPO to pay off certain loans and to refinance certain properties at lower interest rates. This achieved a net reduction in mortgage notes payable of $3.2 million and an overall reduction in recurring interest costs of $358,000 before considering prepayment penalties of $119,000 and the write-off of amortized loan costs of $88,000.

         General and administrative expenses increased by approximately $352,000, or 34.2%, to $1.4 million in 1998 from $1.0 million in 1997. As a percentage of revenue, general and administrative expenses increased from 5.0% in 1997 to 5.4% in 1998. A substantial portion of this increase is attributable to a $216,000 increase in professional and legal fees. Professional fees have increased due to the increase costs of becoming a public company, including stock exchange listing fees, public relations and other consulting fees. Legal fees increased due to the lawsuit relating to Sky Lake, which lawsuit has been voluntarily dismissed by the plaintiff.


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


         As of December 31, 1998, the Company had total mortgage indebtedness of $67.1 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average annualized rate of 8.0% and collateralized by 14 of the Existing Properties. As of such date, the percentage of the net book value of the Company's rental properties that were encumbered by debt was 68.69%. None of the existing mortgages are subject to cross default provisions of mortgages on other properties or is cross collateralized. However, in connection with the Company's acquisition of Lake Mary, the Company has provided a $1.5 million letter of credit to secure certain obligations, which letter of credit is collateralized by a mixed-use property located in West Palm Beach, Florida.

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

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

                           1.       Consolidated Financial Statements:
                                    Reference is made to the "Table of
                                    Contents" in Part II, Item 8 of this
                                    Form 10-K.
                           2.       Consolidated Financial Statement Schedules
                                                                        Page
                                                                        ----
                                    Report of Deloitte & Touche
                                    LLP, Independent Auditors.........  S-1

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EQUITY ONE, INC.




Date:  April 1, 1999            By: /s/ CHAIM KATZMAN
                                   ---------------------------------------------
                                        Chaim Katzman
                                        Chairman of the Board,
                                        President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
/s/ CHAIM KATZMAN                          Chairman of the Board, President,               April 1, 1999
----------------------------------------  Chief Executive Officer (Principal
    Chaim Katzman                                 Executive Officer)


/s/ PETER SACKMANN                         Chief Accounting Officer (Principal              April 1, 1999
----------------------------------------   Financial and Accounting Officer)
    Peter Sackmann


/s/ DORON VALERO                            Vice President, Chief Operating                April 1, 1999
----------------------------------------         Officer and Director
    Doron Valero


/s/ NOAM BEN OZER                                      Director                            April 1, 1999
----------------------------------------
    Noam Ben Ozer


/s/ DR. SHAIY PILPEL                                   Director                            April 1, 1999
----------------------------------------
    Dr. Shaiy Pilpel


/s/ ROBERT COONEY                                      Director                            April 1, 1999
----------------------------------------
    Robert Cooney


/s/ RONALD CHASE                                       Director                            April 1, 1999
----------------------------------------
    Ronald Chase

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


EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In Thousands)
----------------------------------------------------------------------------------------------------------

                                                                               NOTES
                                                          ACCUMULATED       RECEIVABLE              TOTAL
                                               ADDITIONAL    OTHER             FROM                STOCK-
                                       COMMON   PAID-IN  COMPREHENSIVE      ISSUANCE OF  RETAINED HOLDERS'
                                       STOCK    CAPITAL     INCOME         COMMON STOCK  EARNINGS  EQUITY
BALANCE,
  DECEMBER 31, 1995                      $ 44  $ 29,095                                           $ 29,139

  Issuance of common stock                 13    14,727                                             14,740

  Notes receivable from
    issuance of common stock                                                $ (1,525)               (1,525)

  Conversion of common
    stock issued with
    put option to equity                    1       999                                              1,000

  Net income                                                                              $3,920     3,920
  Dividends paid                                   (259)                                  (3,920)   (4,179)
                                        -----  --------          -----          -----      -------  -------

BALANCE,
  DECEMBER 31, 1996                        58    44,562                       (1,525)               43,095

  Issuance of common stock                 11    10,596                                             10,607

  Net income                                                                               6,198     6,198

  Dividends paid                                   (122)                                  (6,198)   (6,320)
                                        -----  --------          -----          -----      -------  -------

BALANCE,
  DECEMBER 31, 1997                        69    55,036                       (1,525)               53,580

  Issuance of common stock                 33    34,088                                             34,121

  Stock issuance costs                           (1,087)                                            (1,087)

  Put option liability (Note 6)                    (807)                                              (807)

  Property and notes receivable
    distributed                                  (4,758)                       1,525                (3,233)

  Net income                                                                               9,065     9,065

  Dividends paid                                                                          (8,973)   (8,973)

  Distribution to stockholders -
    exercise of land purchase
    options (Note 4)                             (1,258)                                     (92)   (1,350)

  Net unrealized holding loss
    on securities available for sale                            $ (98)                                 (98)
                                        -----  --------         -----          -----      -------  -------

BALANCE,
  DECEMBER 31, 1998                     $ 102  $ 81,214         $ (98)         $          $        $81,218
                                        =====  ========         =====          =====      =======  =======

See accompanying notes to the consolidated financial statements.


EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In Thousands)
-----------------------------------------------------------------------------------------------------------------

                                                                         1998     1997      1996
OPERATING ACTIVITIES:
  Net income                                                            $ 9,065   $ 6,198   $ 3,920
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                     3,072     2,611     2,282
        Provision for losses on accounts receivable                          84        29
        Gain on sales of securities                                                   (81)      (27)
        Gain on sale of real estate                                      (2,632)
        Put option liability                                              1,320
        Changes in assets and liabilities:
          Restricted cash                                                (6,780)
          Accounts and other receivables                                   (357)     (121)      122
          Deposits                                                          114       (79)      113
          Prepaid and other assets                                         (261)     (133)     (112)
          Accounts payable and accrued expenses                              19       331        67
          Deferred rental income                                           (122)       22       189
          Tenants' security deposits                                        166        70       142
          Due from related party                                              9        (4)       18
          Income tax liability                                                                  (34)
                                                                        -------   -------   -------

        Net cash provided by operating activities                         3,697     8,843     6,680
                                                                        -------   -------   -------
INVESTING ACTIVITIES:
  Acquisition of rental property                                        (22,227)   (6,386)  (13,936)
  Acquisition of building improvements                                   (3,244)   (1,507)
  Construction costs incurred                                            (4,103)   (2,094)
  Sale of rental property                                                 6,740
  Purchases of securities                                                (1,715)   (5,237)   (7,029)
  Sales and prepayments of securities                                        29     9,801     2,688
  Change in deposits for acquisition of rental property                     696      (750)
                                                                        -------   -------   -------

        Net cash used in investing activities                           (23,824)   (6,173)  (18,277)
                                                                        -------   -------   -------

FINANCING ACTIVITIES:
  Due to stockholders                                                                        (2,216)
  Repayments of mortgage notes payable                                  (16,559)  (19,455)   (4,352)
  Borrowings under mortgage notes payable                                12,700    13,880    10,599
  Borrowings under note payable                                             560
  Deferred financing expenses                                              (513)     (735)     (289)
  Stock subscription and issuance                                        34,121    10,607    13,215
  Stock issuance costs                                                     (863)
  Cash dividends paid to stockholders                                    (8,973)   (6,320)   (4,179)
  Distribution to stockholders                                           (1,350)
                                                                        -------   -------   -------

        Net cash provided by (used in) financing activities              19,123     (2,023)  12,778
                                                                        -------   -------   -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (1,004)      647     1,181

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              2,598     1,951       770
                                                                        -------   -------   -------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $ 1,594   $ 2,598   $ 1,951
                                                                        =======   =======   =======



See accompanying notes to the consolidated financial statements.


EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In Thousands)
----------------------------------------------------------------------------------------------------

                                                                         1998     1997      1996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amount capitalized                    $ 4,769   $ 5,476   $ 4,752
                                                                       =======   =======   =======
SUPPLEMENTAL SCHEDULE OF CASH AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of common stock issued with put option to equity                            $ 1,000
                                                                                           =======
    Common stock issued for notes receivable                                               $ 1,525
                                                                                           =======
    Acquisition of rental property                                               $15,402
    Cash paid for rental property                                                 (5,654)
                                                                                 -------
    Assumption of mortgage note payable                                          $ 9,748
                                                                                 =======
    Put option liability charged to stockholders' equity               $   807
                                                                       =======
    Property and notes receivable distributed to stockholders          $ 4,758
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

      In accordance with SFAS No. 123, the following is a summary of the Company's stock option activity for the years ended December 31, 1998, 1997 and 1996:


                                                                   1998                   1997                  1996
                                                           ---------------------  --------------------   -------------------
                                                                       Weighted               Weighted              Weighted
                                                                        Average                Average               Average
                                                            Stock      Exercise      Stock    Exercise     Stock    Exercise
                                                           Options       Price      Options     Price     Options     Price
                                                           --------    ---------   --------   ---------   --------  --------

        Outstanding, beginning of year                      644,000    $   11.840   498,000   $  11.819
        Granted                                             293,331        11.040   146,000      12.375   498,000   $  11.819
        Forfeited                                          (160,000)       12.375
                                                           --------    ----------   -------   ---------   -------   ---------

        Outstanding, end of year                            777,331    $   10.407   644,000   $  11.840   498,000   $  11.819
                                                           ========    ==========   =======   =========   =======   =========

        Exercisable, end of year                            327,416    $    9.852   160,500   $  10.914   48,000    $   8.250
                                                           ========    ==========   =======   =========   =======   =========

        Weighted average fair value
          of options granted under
          SFAS No. 123 during the year                                 $    0.920             $   0.000             $   0.000
                                                                       ==========             =========             =========

      The following table summarizes information about the stock option plan as of December 31, 1998:

                                               OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                         -----------------------------  --------------------------
                                            WEIGHTED
                                            AVERAGE         WEIGHTED                   WEIGHTED
                                           REMAINING        AVERAGE                     AVERAGE
           RANGE OF         NUMBER       CONTRACTUAL LIFE   EXERCISE       NUMBER      EXERCISE
        EXERCISE PRICE    OUTSTANDING      (IN YEARS)        PRICE       EXERCISABLE     PRICE
        ---------------- --------------  ---------------  -------------  ------------ ------------
            $ 8.250          48,000          1.0            $ 8.250         48,000      $ 8.250
             10.000         549,331          7.1             10.000        264,416       10.000
             11.000          20,000          9.4             11.000          7,500       11.000
             12.375         160,000          7.2             12.375          7,500       12.375

      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                       1998             1997             1996
                                                  ---------------  ---------------  ----------------

        Dividend yield                            7.42% - 8.71%    6.30% - 7.42%         6.30%
        Risk-free interest rate                   4.53% - 5.65%    6.14% - 6.23%    5.37% - 6.11%
        Expected option life (years)                    3                3                3
        Expected volatility                          0% - 32.23%         0%               0%

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

                                                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                                             ---------------------------------------

                                                                INCOME        SHARES     PER-SHARE
                                                             (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                             ---------------------------------------

        NET INCOME                                               $ 9,065
                                                                 =======
        Basic EPS
        Income available to common stockholders                  $ 9,065      8,979,364     $ 1.01
                                                                 =======      ---------     ======
        Effect of Dilutive Securities
        Series C Warrants                                                        90,793
        Stock Options                                                             4,304
                                                                              ---------
                                                                                 95,097
                                                                              ---------
        DILUTED EPS
        Income available
         to common stockholders + assumed conversions           $ 9,065       9,074,461    $ 1.00
                                                                 =======      =========    ======


                                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                                              --------------------------------------

                                                                 INCOME       SHARES     PER-SHARE
                                                              (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                              --------------------------------------

        NET INCOME                                                $ 6,198
                                                                  =======
        BASIC EPS

        Income available to common stockholders                   $ 6,198     6,446,320     $ 0.96
                                                                  =======     ---------     ======

        Effect of Dilutive Securities
        Series A Warrants                                                       142,955
        Series C Warrants                                                       466,909
        Stock Options                                                            50,133
                                                                              ---------
                                                                                659,997
                                                                              ---------
        DILUTED EPS
       Income available to common
        stockholders + assumed conversions                        $ 6,198     7,106,317     $ 0.87
                                                                  =======     =========     ======



                                                              FOR THE YEAR ENDED DECEMBER 31, 1996
                                                             ---------------------------------------

                                                                INCOME        SHARES     PER-SHARE
                                                             (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                             ---------------------------------------

        NET INCOME                                               $ 3,920
                                                                 =======
        Basic EPS
        Income available to common stockholders                  $ 3,920      4,991,321     $ 0.79
                                                                 =======      ---------     ======
        Effect of Dilutive Securities
        Series A Warrants                                                       199,504
        Series C Warrants                                                       450,924
        Stock Options                                                            30,857
                                                                              ---------
                                                                                681,285
                                                                              ---------
        DILUTED EPS
        Income available
         to common stockholders + assumed conversionis           $ 3,920      5,672,606     $ 0.69
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

                                                                    SCHEDULE III


                       EQUITY ONE, INC. AND SUBSIDIARIES

                          REAL ESTATE INVESTMENTS AND
                     ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1997

                            (DOLLARS IN THOUSANDS)

                                                                                                       GROSS AMOUNTS
                                                                                                      AT WHICH CARRIED
                                                                                                       AT THE CLOSE OF
                                                           INITIAL COST TO COMPANY                       THE PERIOD
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

                                                                    SCHEDULE III

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
                                      ========         ======

                       EQUITY ONE, INC. AND SUBSIDIARIES

                          REAL ESTATE INVESTMENTS AND
                      ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1996

                            (DOLLARS IN THOUSANDS)



                                                                                                         GROSS AMOUNTS
                                                                                                        AT WHICH CARRIED
                                                             INITIAL COST TO COMPANY   CAPITALIZED      AT THE CLOSE OF
                                                            ------------------------  SUBSEQUENT TO        THE PERIOD
                                                                        BUILDINGS &   ACQUISITION-  ------------------------
        PROPERTY              LOCATION        ENCUMBRANCES     LAND    IMPROVEMENTS   IMPROVEMENTS     LAND    IMPROVEMENTS
----------------------- -------------------- -------------- --------- -------------- -------------- ---------- -------------
NORTH FLORIDA
Atlantic Village
 Shopping Center        Atlantic Beach, FL       $ 4,044     $ 1,190      $ 4,760        $   18      $ 1,190      $ 4,778
Commonwealth
 Shopping Center        Jacksonville, FL           2,247         730        2,920                        730        2,920
Fort Caroline
 Trading Post           Jacksonville, FL           2,419         738        2,432           535          738        2,967
Mandarin Mini-Storage   Jacksonville, FL           1,227         362        1,448             5          362        1,453
Oak Hill Village
 Shopping Center        Jacksonville, FL           2,445         690        2,760            37          690        2,797
CENTRAL FLORIDA
East Bay Plaza          Largo, FL                    924         314        1,296           241          314        1,537
Eustis Square
 Shopping Center        Eustis, FL                 5,482       1,450        5,799            23        1,450        5,822
Forest Edge
 Shopping Center        Orlando, FL                2,058       1,250        1,850                      1,250        1,850
Lake Mary Centre        Lake Mary, FL             13,109       5,578       13,878            30        5,578       13,908
SOUTH FLORIDA
Bird Ludlam
 Shopping Center        Miami, FL                 13,221       4,080       16,318         1,403        5,425       16,376
Diana Building          W. Palm Beach, FL              0         123          493           898          123        1,391
Equity One
 Office Building        Miami Beach, FL                0         579          423           746          579        1,169
Plaza Del Rey
 Shopping Center        Miami, FL                  3,015         740        2,961           130          740        3,091
Point Royale
 Shopping Center        Miami, FL                  5,816       3,720        5,005           106        3,720        5,111
West Lakes Plaza        Miami, FL                  5,472       2,141        5,789            65        2,141        5,854
TEXAS
Four Corners
 Shopping Center        Tomball,TX                 3,001         950        3,800           278          950        4,078
Parker Towne Centre     Plano, TX                  2,351         720        2,881           556          720        3,437
                                                 -------     -------      -------        ------      -------      -------
TOTAL                                            $66,831     $25,355      $74,813        $5,071      $26,700      $78,539
                                                 =======     =======      =======        ======      =======      =======

                       EQUITY ONE, INC. AND SUBSIDIARIES

                          REAL ESTATE INVESTMENTS AND
                     ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1996

                            (DOLLARS IN THOUSANDS)

                                                     ACCUMULATED            DATE           DEPRECIABLE
             PROPERTY                   TOTAL       DEPRECIATION          ACQUIRED            LIVES
----------------------------------   -----------   --------------   -------------------   ------------
NORTH FLORIDA
Atlantic Village Shopping Center      $  5,968         $  179       JUNE 30, 1995              40
Commonwealth Shopping Center          $  3,650            207       FEBRUARY 28, 1994          40
Fort Caroline Trading Post            $  3,705            205       JANUARY 24, 1994           40
Mandarin Mini-Storage                 $  1,815             96       MAY 10, 1994               40
Oak Hill Village Shopping Center      $  3,487             76       DECEMBER 7, 1995           40
CENTRAL FLORIDA
East Bay Plaza                        $  1,851            186       JULY 27, 1993              30
Eustis Square Shopping Center         $  7,272            627       OCTOBER 22, 1993           30
Forest Edge Shopping Center           $  3,100              0       DECEMBER 31, 1996          40
Lake Mary Centre                      $ 19,486            406       NOVEMBER 9, 1995           40
SOUTH FLORIDA
Bird Ludlam Shopping Center           $ 21,801            994       AUGUST 11, 1994            40
Diana Building                        $  1,514             25       FEBRUARY 15, 1995          40
Equity One Office Building            $  1,748             84       APRIL 10, 1992             40
Plaza Del Rey Shopping Center         $  3,831            605       AUGUST 22, 1991            30
Point Royale Shopping Center          $  8,831            182       JULY 27, 1995              40
West Lakes Plaza                      $  7,995             22       NOVEMBER 6, 1996           40
TEXAS
Four Corners Shopping Center          $  5,028            601       JANUARY 22, 1993           30
Parker Towne Centre                   $  4,157            320       DECEMBER 9, 1993           30
                                      --------         ------
TOTAL                                 $105,239         $4,815
                                      ========         ======

                                 EXHIBIT INDEX


EXHIBIT       DESCRIPTION
-------       -----------
  21.1        List of Subsidiaries of the Registrant.
  27.1        Financial Data Schedule.