Form 10-Q
period 1999-03-31
EQUITY ONE INC
filed 1999-05-14
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                         Commission File No. 0001042810

                                EQUITY ONE, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                    1600 N.E. MIAMI GARDENS DRIVE, SUITE 200
                          N. MIAMI BEACH, FLORIDA 33179
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 947-1664
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

           MARYLAND                                               52-1794271
------------------------------------      --------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on March 31, 1999, 10,574,320 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets- As of March 31, 1999 (unaudited) and December 31, 1998

          Condensed Consolidated Statements of Operations- For the three months ended March 31, 1999 and 1998 (unaudited)

          Condensed Consolidated Statements of Stockholders' Equity For the three months ended March 31, 1999 and 1998 (unaudited)

          Condensed Consolidated Statements of Cash Flows- For the three months ended March 31, 1999 and 1998 (unaudited)

          Notes to the Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EQUITY ONE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                         MARCH 31,  DECEMBER 31,
                                                           1999        1998
                                                         --------- ------------
                                                               (UNAUDITED)
ASSETS
Rental Properties:
  Land, building and equipment .........................  $ 149,480   $ 134,330
  Building improvements ................................      6,634       6,580
  Land held for development ............................      2,725       2,680
  Construction in progress .............................      7,666       4,497
                                                          ---------   ---------
                                                            166,505     148,087
  Accumulated depreciation .............................    (10,255)     (9,464)
                                                          ---------   ---------
    Rental properties, net .............................    156,250     138,623
  Cash and cash equivalents ............................      1,002       1,594
  Restricted cash ......................................         --       6,780
  Accounts and other receivables, net ..................        832       1,142
  Securities available for sale ........................      1,740       1,633
  Deposits .............................................      1,087         529
  Prepaid and other assets .............................      1,259       1,454
  Deferred expenses, net ...............................      1,294       1,200
                                                          ---------   ---------

      Total assets .....................................  $ 163,464   $ 152,955
                                                          =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable ...............................  $  74,441   $  67,145
  Note payable .........................................        585         560
  Accounts payable and accrued expenses ................      1,443         868
  Put option liability .................................      2,127       2,127
  Tenants' security deposits ...........................        939         885
  Deferred rental income ...............................        190         152
  Minority interest in equity of consolidated
    subsidiary..........................................        988          --
                                                          ---------   ---------

      Total liabilities ................................     80,713      71,737
                                                          ---------   ---------
STOCKHOLDERS' EQUITY:
  Common stock .........................................        105         102
  Additional paid-in capital ...........................     82,785      81,214
  Accumulated other comprehensive income ...............       (139)        (98)
  Retained earnings ....................................         --          --
                                                          ---------   ---------

      Total stockholders' equity .......................     82,751      81,218
                                                          ---------   ---------

Total liabilities and stockholders' equity .............  $ 163,464   $ 152,955
                                                          =========   =========

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                                1999     1998
                                                              --------  -------
                                                                   (UNAUDITED)
REVENUES:
  Rental income ..............................................  $ 5,985  $ 5,322
  Investment revenue .........................................      110       72
                                                                -------  -------
    Total revenues ...........................................    6,095    5,394
                                                                -------  -------
COSTS AND EXPENSES:
  Operating expenses .........................................    1,591    1,377
  Depreciation and amortization ..............................      797      658
  Interest ...................................................    1,072    1,485
  General and administrative expenses ........................      412      234
  Minority interest in earnings of consolidated subsidiary ...       23       --
                                                                -------  -------
    Total costs and expenses .................................    3,895    3,754
                                                                -------  -------
Net income ...................................................  $ 2,200  $ 1,640
                                                                =======  =======
EARNINGS PER SHARE:
Basic earnings per share .....................................  $  0.21  $  0.24
                                                                =======  =======
Number of shares used in computing basic earnings per share ..   10,298    6,908
                                                                =======  =======
Diluted earnings per share ...................................  $  0.21  $  0.23
                                                                =======  =======
Number of shares used in computing diluted earnings per share    10,433    7,247
                                                                =======  =======

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        -----------------
                                                         1999       1998
                                                        -------   -------
                                                            (UNAUDITED)
Net income ...........................................  $ 2,200   $ 1,640
                                                        -------   -------
Other comprehensive income:
  Net unrealized holding loss on securities
    available for sale ...............................      (41)
                                                        -------   -------

Comprehensive income .................................  $ 2,159   $ 1,640
                                                        =======   =======
See accompanying notes to the consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (IN THOUSANDS)
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

                                                                           NOTES
                                                                        RECEIVABLE   ACCUMULATED
                                                            ADDITIONAL     FROM         OTHER                  TOTAL
                                                  COMMON     PAID-IN       STOCK    COMPREHENSIVE  RETAINED STOCKHOLDERS'
                                                  STOCK      CAPITAL       SALES        INCOME     EARNINGS    EQUITY
                                                 --------   ----------  ----------  -------------  -------- -------------
THREE MONTHS ENDED MARCH 31, 1999
Balance, January 1, 1999 .....................   $    102   $ 81,214      $     --     $    (98)   $     --   $ 81,218
  Net income .................................         --         --            --           --       2,200      2,200
  Net unrealized holding loss
    on securities available for sale .........         --         --            --          (41)         --        (41)
  Issuance of common stock ...................          3      1,991            --           --          --      1,994
  Dividends ..................................         --       (420)           --           --      (2,200)    (2,620)
                                                 --------   --------      --------     --------    --------   --------
Balance, March 31, 1999 (Unaudited) ..........   $    105   $ 82,785      $     --     $   (139)   $     --   $ 82,751
                                                 ========   ========      ========     ========    ========   ========
THREE MONTHS ENDED MARCH 31, 1998
Balance, January 1, 1998 .....................   $     69   $ 55,036      $ (1,525)    $     --    $     --   $ 53,580
  Net income .................................         --         --            --           --       1,640      1,640
  Dividends paid .............................         --        (87)           --           --      (1,640)    (1,727)
                                                 --------   --------      --------     --------    --------   --------
Balance, March 31, 1998 (Unaudited) ..........   $     69   $ 54,949      $ (1,525)    $     --    $     --   $ 53,493
                                                 ========   ========      ========     ========    ========   ========

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                        1999                 1998
                                                                                       --------            --------
                                                                                                 (UNAUDITED)
OPERATING ACTIVITIES:
  Net income .................................................................         $  2,200            $  1,640
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ............................................              828                 690
    Provision for losses on accounts receivable ..............................               16                  --
    Minority interest in earnings of consolidated
      subsidiary .............................................................               23                  --
    Changes in assets and liabilities:
      Restricted cash ........................................................            6,780                  --
      Accounts and other receivables .........................................              294                 222
      Deposits ...............................................................             (466)               (269)
      Prepaid and other assets ...............................................              150                 (37)
      Accounts payable and accrued expenses ..................................              575                 (33)
      Tenants' security deposits .............................................               --                  34
      Deferred rental income .................................................               38                (105)
      Due from related parties ...............................................               32                  15
                                                                                       --------            --------

      Net cash provided by operating activities ..............................           10,470               2,157
                                                                                       --------            --------
INVESTING ACTIVITIES:
  Acquisition of land held for development ...................................              (45)                 --
  Acquisition of rental property .............................................          (15,150)             (6,768)
  Improvements to rental property ............................................              (54)             (1,710)
  Construction costs incurred ................................................           (3,169)               (444)
  Purchases of securities ....................................................             (155)                 --
  Sales and prepayments of securities ........................................                7                   7
  Change in deposits for acquisition of rental property ......................              (38)                450
                                                                                       --------            --------

      Net cash used in investing activities ..................................          (18,604)             (8,465)
                                                                                       --------            --------
FINANCING ACTIVITIES:
  Repayments of mortgage notes payable .......................................             (540)             (2,438)
  Borrowings under mortgage notes payable ....................................            7,836               7,700
  Borrowings under note payable ..............................................               25               2,000
  Cash dividends paid to stockholders ........................................           (2,620)             (1,727)
  Stock subscription and issuance ............................................            1,994                  --
  Deferred financing expenses, net ...........................................             (118)               (169)
  Change in minority interest ................................................              965                  --
                                                                                       --------            --------

      Net cash provided by financing activities ..............................            7,542               5,366
                                                                                       --------            --------

Net Decrease in Cash and Cash Equivalents ....................................             (592)               (942)

Cash and Cash Equivalents, Beginning of Period ...............................            1,594               2,598
                                                                                       --------            --------
Cash and Cash Equivalents, End of Period .....................................         $  1,002            $  1,656
                                                                                       ========            ========
SUPPLEMENTAL DISCLOSURE:
  Cash paid for interest, net of amount capitalized ..........................         $  1,021            $  1,429
                                                                                       ========            ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Change in unrealized depreciation in securities available for sale ...........         $    (41)           $     --
                                                                                       ========            ========

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     (UNAUDITED) AND DECEMBER 31, 1998 (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements of Equity One, Inc. and Subsidiaries (collectively, the "Company") as of March 31, 1999 and 1998 and for the three months then ended, have been prepared by the Company which is responsible for their integrity and objectivity and should be read in conjunction with the Company's December 31, 1998 annual consolidated financial statements and the related notes.

        To the best of management's knowledge and belief, the statements and related information were prepared in conformity with generally accepted accounting principles and are based on recorded transactions and management's best estimates and judgments. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

        The condensed consolidated financial statements as of March 31, 1999 and 1998 and for the three months then ended, include, in the opinion of management, all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations of the Company for the periods indicated.

        Reclassifications - Certain March 31, 1998 amounts have been reclassified to conform to the March 31, 1999 presentation.

2.      SIGNIFICANT ACCOUNTING POLICIES

        The significant accounting policies applied in the preparation of the condensed consolidated financial statements are identical to those applied in the preparation of the most recent annual consolidated financial statements.

        PUT OPTION EXPENSE - The Company has granted a former stockholder an option to put 293,430 shares of common stock issuable upon exercise of the Company's Series C Warrants to the Company at a price of $15.50 per share or to put the Series C Warrants to the Company at a price of $7.25 per Warrant, which equals the put option price of $15.50 per Warrant less the Series C Warrant exercise price of $8.25 per Warrant. The put option is exercisable in whole or in part by the former stockholder from December 1, 1999 until December 15, 1999. The put option would involve a maximum net expenditure of $2.1 million. During 1998, the Company recognized $1.3 million as an expense and approximately $807,000 as a reduction of paid-in capital related to the Company's initial public offering.

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

4.      MINORITY INTEREST

        On January 1, 1999, a wholly owned subsidiary of the Company, Equity One (Walden Woods) Inc., entered into a limited partnership as a general partner. The limited partners contributed an income producing shopping center (Walden Woods Village) and the Company contributed 93,656 shares of common stock to the limited partnership at an agreed upon price of $10.30 per share. Based on this per share price and the net value of property contributed by the limited partners, each of the partners received 93,656 limited partnership units. The Company and the limited partners have entered into a Redemption Agreement whereby the limited partners can request that the Company purchase back all or part of the common stock at $10.30 per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented as a liability. In addition, under the terms of the limited partnership agreement, the minority interest does not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the minority interest to the extent of the dividends declared. The shares of the Company held by the consolidated limited partnership are not considered outstanding in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following should be read in conjunction with the Company's condensed consolidated financial statements, including the notes thereto, which are included elsewhere herein.

(1) RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

        Total revenues increased by approximately $701,000, or 13.0%, to $6.1 million for the three months ended March 31, 1999 from $5.4 million for the comparable period of 1998. The increase resulted primarily from the Company's acquisition of (i) a new supermarket anchored shopping center located in Orlando, Florida in February, 1999 ("Park Promenade"), (ii) a new free-standing restaurant property located in Miami Beach, Florida in April, 1998 ("El Novillo"), (iii) a new drug store anchored shopping center located in Jacksonville, Florida in May, 1998 ("Beauclerc Village"), (iv) a new supermarket anchored shopping center located in Fort Myers, Florida in June, 1998 ("Summerlin Square"), (v) a new supermarket anchored shopping center located in Plant City, Florida in January, 1999 ("Walden Woods") and the Winn-Dixie expansion at Commonwealth Shopping Center. During the fourth quarter of 1998, the Company sold Parker Towne Shopping Center located in Planto, Texas.

        Operating expenses increased by approximately $214,000 or 15.5% to $1.6 million for the three months ended March 31, 1999 from $1.4 million in the comparable period of 1998. The primary cause for the increase was $194,000 attributed to the net increase in properties mentioned above.

        Depreciation and amortization expense increased by approximately $139,000, or 21.1%, to $797,000 for the three months ended March 31, 1999, from $658,000 for the comparable period of 1998. The increase resulted primarily from the acquisitions mentioned above and the Winn-Dixie expansion.

        Interest expense decreased by approximately $413,000, or 27.8%, to $1.1 million for the three months ended March 31, 1999 from $1.5 million for the comparable period of 1998. The decrease resulted primarily from the Company's use of proceeds from its initial public offering of common stock consummated in May 1998 (the "IPO") to reduce mortgage indebtedness.

        General and administrative expenses increased by $178,000, or 76.1%, to $412,000 for the three months ended March 31, 1999 from $234,000 for the comparable period of 1998. The increased resulted primarily from an increase in compensation cost of $104,000 and approximately $54,000 of expenses related to the Company becoming publicly traded.

        As a result of the foregoing, net income increased by approximately $560,000, or 34.1%, to $2.2 million for the three months ended March 31, 1999, compared to $1.6 million for the comparable period of 1998.

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

        The following table illustrates the calculation of FFO for the three months ended March 31, 1999 and 1998:
                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             -------------------
                                                              1999        1998
                                                             -------     -------
                                                                 (UNAUDITED)

Net income .............................................     $ 2,200     $ 1,640
Depreciation of real estate assets .....................         776         646
Amortization of leasing costs ..........................           8          13
Lease termination fee ..................................         112          --
Minority interest ......................................          23          --
                                                             -------     -------
FUNDS FROM OPERATIONS ..................................     $ 3,119     $ 2,299
                                                             =======     =======
FUNDS FROM OPERATIONS PER SHARE (DILUTED) ..............     $  0.30     $  0.32
                                                             =======     =======
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED) ..........      10,433       7,247
                                                             =======     =======

        FFO increased by approximately $820,000 or 35.7%, to $3.1 million for the three months ended March 31,1999, from $2.3 million for the comparable period of 1998. The increase is primarily the result of the acquisitions of additional properties and the reduction of the Company's mortgage indebtedness.

PRO FORMA RESULTS OF OPERATIONS

        The Company completed an IPO of an aggregate of 4,700,000 shares of common stock, par value $0.01 per share, on May 19, 1998. Of the 4,700,000 shares of common stock sold in the offering, 3,330,398 shares, generating net proceeds of approximately $33.0 million, were sold by the Company and 1,369,602 shares were sold by a stockholder of the Company.

        The following reports actual results of operations for three months ended March 31, 1999, and the pro forma results of operations for the three months ended March 31, 1998. The pro forma results give effect to the initial public offering as if it had occurred on January 1, 1998. Pro forma adjustments assume application of the net proceeds of the offering to purchase properties, retire mortgage indebtedness and other related adjustments. The following pro forma financial information is not necessarily indicative of the results of operations which would have been reported if the offering had occurred on the dates or for the periods indicated.

        The following table illustrates the actual and pro forma results of operations for the three months ended March 31, 1999 and 1998:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                            ----------------
                                                             1999      1998
                                                           (ACTUAL) (PRO FORMA)
                                                           -------- -----------
                                                              (UNAUDITED)

REVENUES:
  Rental income ........................................... $ 5,985  $ 5,778
  Investment revenue ......................................     110      117
                                                            -------  -------
    Total revenues ........................................   6,095    5,895
COSTS AND EXPENSES:
  Operating expenses ......................................   1,591    1,472
  Depreciation and amortization ...........................     797      729
  Interest ................................................   1,072    1,242
  General and administrative expenses .....................     412      234
  Minority interest in earnings of consolidated affiliate .      23       --
                                                            -------  -------
    Total costs and expenses ..............................   3,895    3,677
                                                            -------  -------
NET INCOME ................................................ $ 2,200  $ 2,218
                                                            =======  =======
EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE .................................. $  0.21  $  0.22
                                                            =======  =======
NUMBER OF SHARES USED IN COMPUTING BASIC EARNINGS
  PER SHARE ...............................................  10,298   10,239
                                                            =======  =======
DILUTED EARNINGS PER SHARE ................................ $  0.21  $  0.21
                                                            =======  =======
NUMBER OF SHARES USED IN COMPUTING DILUTED EARNINGS
  PER SHARE ...............................................  10,433   10,504
                                                            =======  =======

        The following table illustrates the actual FFO and pro forma FFO calculation for the three months ended March 31, 1999 and 1998:

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                     -------------------
                                                      1999         1998
                                                     (ACTUAL)   (PRO FORMA)
                                                     --------   -----------
                                                         (UNAUDITED)

Net income ......................................    $ 2,200     $ 2,218
Depreciation of real estate assets ..............        776         716
Amortization of leasing costs ...................          8          13
Lease termination fee ...........................        112          --
Minority interest ...............................         23          --
                                                     -------     -------
FUNDS FROM OPERATIONS ...........................    $ 3,119     $ 2,947
                                                     =======     =======
FUNDS FROM OPERATIONS PER SHARE (DILUTED) .......    $  0.30     $  0.28
                                                     =======     =======
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED) ...     10,433      10,504
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

        As of March 31, 1999, the Company had total mortgage indebtedness of approximately $74.4 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average rate of 7.90% and collateralized by 16 of the Company's existing properties. The Company also has provided a $1.5 million letter of credit to secure certain obligations in connection with the acquisition of one of the Company's properties. This letter of credit is collateralized by a mixed-use property located in West Palm Beach, Florida.

        On February 4, 1999, the Company secured a $35,000,000 Master Revolving Credit Agreement (the "Credit Agreement") with City National Bank of Florida. Advances under this Agreement are limited to $16,590,000, with any excess advances being conditioned on the lender securing participation from other lenders. The Credit Agreement accrues interest at 225 basis points over the thirty day LIBOR rate, payable monthly, adjusted every six months and matures February 4, 2002. Advances under the Credit Agreement will be used to fund property acquisitions, development activities and other Company activities, and is secured by four of the Company's unencumbered properties.

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

        The Company completed an IPO of its common stock in May 1998. Pursuant to the IPO, an aggregate of 4,700 shares of the Company's common stock were sold, of which 3,330,398 shares, generating net proceeds of approximately $33.5 million, were sold by the Company and 1,369,602 shares were sold by a stockholder of the Company. As of March 31, 1999, no proceeds from the IPO remained available for use.

        The Company has one major redevelopment project under construction that will add an additional 240,000 square feet of retail space to the Company's portfolio. This project is expected to be completed during the first quarter of 2000. It is anticipated that future funding required for this project is estimated to be $13.0 million and will come from the Credit Agreement and other sources of cash including obtaining permanent debt on certain unencumbered existing properties. Management expects this redevelopment to have a positive effect on cash generated by operating activities and Funds from Operations.

        The Company believes, based on currently proposed plans and assumptions relating to its operations, that the Company's existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy its cash requirements for a period of at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or the proceeds from the IPO or available financing arrangements prove to be insufficient to fund the Company's expansion and development efforts, the Company would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected.

        During the three months ended March 31, 1999, the Company declared and paid a cash dividend of $0.25 per outstanding share of Common Stock.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        On February 26, 1998, Albertsons, Inc. ("Albertsons") commenced an action against a subsidiary of the Company (the "Subsidiary") in the Circuit Court for the Eleventh Judicial District in and for Miami-Dade County, Florida, alleging breach of a letter agreement and seeking injunctive relief and the payment of damages in excess of $10,000,000 representing lost profits and other damages. This action was commenced in response to the Subsidiary's entering into a lease agreement with Publix Supermarkets, Inc. ("Publix") respecting Publix's lease of anchor space at Sky Lake. Among other things, the complaint alleged that Albertsons and the Subsidiary entered into a letter agreement which the parties intended to be memorialized into a formal lease agreement and as to which the parties intended to be bound. In February, 1999, Albertsons voluntarily dismissed its complaint relating to this action in its entirety.

        Except as described above, neither the Company nor the Company's properties are subject to any material litigation. Further, to the Company's knowledge, except as described above, there is no litigation threatened against the Company or any of its properties, other than routine litigation and administrative proceedings arising in the ordinary course of business, which collectively are not expected to have a material adverse affect on the business, financial condition, results of operations or cash flows of the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 1, 1999 a wholly owned subsidiary of the Company, Equity One (Walden Woods) Inc., entered into a limited partnership as a general partner. The limited partners contributed an income producing shopping center (Walden Woods Village) and the Company contributed 93,656 shares of common stock to the limited partnership at an agreed upon price of $10.30 per share. Based on this per share price and the net value of property contributed by the limited partners, each of the partners received 93,656 limited partnership units. The Company and the limited partners have entered into a Redemption Agreement whereby the limited partners can request that the Company purchase back all or part of the common stock at $10.30 per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented as a liability. In addition, under the terms of the limited partnership agreement, the minority interest does not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the minority interest to the extent of the dividends declared. The shares of the Company held by the consolidated limited partnership are not considered outstanding in the condensed consolidated financial statements.

        On March 10, 1999, Gazit (1995), Inc. exercised 242,136 Series C Warrants at an exercise price of $8.25 per share producing total proceeds to the Company of $2.0 million. Approximately $1.1 million of these proceeds were used to pay down the Company's line of credit, while the remaining balance was applied towards the April 6, 1999 purchase of a K-Mart Lease at its Lantana Village Shopping Center for a purchase price of $2.6 million.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.   OTHER INFORMATION

        None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits

               10.33 - Master Revolving Credit Agreement, by and between City
                       National Bank and the Company, dated February 4, 1999

               27.1  - Financial Data Schedule

          (B)  Report on Form 8-K

               None

                                          SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1999             EQUITY ONE, INC.


                                /s/ CHAIM KATZMAN
                                ------------------------------------------------
                                Chaim Katzman
                                Chief Executive Officer
                                (Principal Executive Officer:



                                /s/ PETER SACKMANN
                                ------------------------------------------------
                                Peter Sackmann
                                Controller
                                (Principal Accounting Financial Officer)

                                  EXHIBIT INDEX

EXHIBITS               DESCRIPTION
--------               -----------
10.33 - Master Revolving Credit Agreement, by and between City National Bank and the Company, dated February 4, 1999

27.1  - Financial Data Schedule