Form 10-Q
period 1999-06-30
EQUITY ONE INC
filed 1999-08-13
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 (305) 947-1664
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         MARYLAND                                               52-1794271
-------------------------------                              -------------------
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

                                Yes [X]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on August 12, 1999, 10,908,320 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999

PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets- As of June 30, 1999 (unaudited) and December 31, 1998

          Condensed Consolidated Statements of Operations-
          For the three months and six months ended June 30, 1999 and 1998 (unaudited)

          Condensed Consolidated Statements of Comprehensive Income- For the three months and six months ended June 30, 1999 and 1998 (unaudited)

          Condensed Consolidated Statements of Stockholders' Equity- For the three months and six months ended June 30, 1999 and 1998 (unaudited)

          Condensed Consolidated Statements of Cash Flows- For the six months ended June 30, 1999 and 1998 (unaudited)

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

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EQUITY ONE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                 JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998



                                                              JUNE 30,       DECEMBER 31,
                                                               1999             1998
                                                             ----------    --------------
                                                            (UNAUDITED)

ASSETS
Rental Properties:
   Land, building and equipment.............................  $ 152,313      $ 134,330
   Building improvements....................................      6,644          6,580
   Land held for development................................      2,769          2,680
   Construction in progress.................................     10,662          4,497
                                                              ---------      ---------
                                                                172,388        148,087
   Accumulated depreciation.................................    (11,059)        (9,464)
                                                              ---------      ---------
     Rental properties, net.................................    161,329        138,623
Cash and cash equivalents...................................      2,414          1,594
Restricted cash.............................................         --          6,780
Accounts and other receivables, net.........................        993          1,142
Securities available for sale...............................      1,647          1,633
Deposits....................................................      1,552            529
Prepaid and other assets....................................      1,173          1,454
Deferred expenses, net......................................      1,242          1,200
                                                              ---------      ---------
       Total assets.........................................  $ 170,350      $ 152,955
                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable..................................   $  72,701      $  67,145
   Note payable............................................       6,569            560
   Accounts payable and accrued expenses...................       2,196            868
   Put option liability....................................       2,127          2,127
   Tenants' security deposits..............................         983            885
   Deferred rental income..................................          97            152
   Minority interest in equity of consolidated subsidiary..         988             --
                                                              ---------      ---------
       Total liabilities...................................      85,661         71,737
                                                              ---------      ---------

STOCKHOLDERS' EQUITY:
   Common stock............................................         108            102
   Additional paid-in capital..............................      85,196         81,214
   Accumulated other comprehensive income..................         (70)           (98)
   Notes receivable from stock sales.......................        (545)            --
                                                              ---------      ---------

       Total stockholders' equity..........................      84,689         81,218
                                                              ---------      ---------

Total liabilities and stockholders' equity.................   $ 170,350      $ 152,955
                                                              =========      =========

   See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
          FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)


                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                               -------------------     --------------------
                                                 1999       1998         1999       1998
                                               --------   --------     --------   ---------
                                                    (UNAUDITED)            (UNAUDITED)
REVENUES:
   Rental income.............................. $ 6,256     $ 5,845     $12,241     $11,167
   Investment revenue.........................      72          92         182         164
                                               -------     -------     -------     -------
     Total revenues...........................   6,328       5,937      12,423      11,331
                                               -------     -------     -------     -------

COSTS AND EXPENSES:
   Operating expenses........................    1,629       1,477       3,220       2,854
   Depreciation and amortization.............      823         697       1,620       1,355
   Interest..................................    1,039       1,412       2,111       2,897
   General and administrative expenses.......      459         296         871         530
   Put option expense........................       --       1,320          --       1,320
   Minority interest in earnings of
   consolidated subsidiary...................       24          --          47          --
                                               -------     -------     -------     -------
     Total costs and expenses................    3,974       5,202       7,869       8,956
                                               -------     -------     -------     -------
Net income...................................  $ 2,354     $   735     $ 4,554     $ 2,375
                                               =======     =======     =======     =======

EARNINGS PER SHARE:

Basic earnings per share.....................  $  0.22     $  0.09     $  0.44     $  0.31
                                               =======     =======     =======     =======
Number of shares used in computing basic
   earnings per share........................   10,610       8,482      10,455       7,699
                                               =======     =======     =======     =======
Diluted earnings per share...................  $  0.22     $  0.08     $  0.43     $  0.30
                                               =======     =======     =======     =======
Number of shares used in computing diluted
   earnings per share........................   10,784       8,678      10,628       7,896
                                               =======     =======     =======     =======



See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (IN THOUSANDS)
          FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)


                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JUNE 30,           JUNE 30,
                                           ------------------    -----------------
                                             1999      1998        1999     1998
                                           --------  --------    -------- --------
                                               (UNAUDITED)        (UNAUDITED)
Net income...............................   $2,354     $  735     $4,554     $2,375

Other comprehensive income:

     Net unrealized holding gain on
      securities available for sale......       69         --         28         --
                                            ------     ------     ------     ------
Comprehensive income.....................   $2,423     $  735     $4,582     $2,375
                                            ======     ======     ======     ======




See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (IN THOUSANDS)
          FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)


                                                                     NOTES      ACCUMULATED
                                                     ADDITIONAL   RECEIVABLE       OTHER                      TOTAL
                                         COMMON       PAID-IN     FROM STOCK   COMPREHENSIVE   RETAINED    STOCKHOLDERS'
                                          STOCK       CAPITAL        SALES        INCOME       EARNINGS       EQUITY
                                         ------      ----------   ----------   -------------   --------    -------------
THREE MONTHS ENDED JUNE 30, 1999

Balance, April 1, 1999................   $    105      $ 82,785                    $   (139)                   $ 82,751
   Net income.........................                                                         $  2,354           2,354
   Net unrealized holding gain on
     securities available for sale....                                                   69                          69
   Issuance of common stock...........          3         2,761      $   (545)                                    2,219
   Dividends paid.....................                     (350)                                 (2,354)         (2,704)
                                         --------      --------      --------      --------      ------        --------
Balance, June 30, 1999 (Unaudited)....   $    108      $ 85,196      $   (545)     $    (70)     $             $ 84,689
                                         ========      ========      ========      ========      ======        ========
THREE MONTHS ENDED JUNE 30, 1998

Balance, April 1, 1998................   $     69      $ 54,949      $ (1,525)                                 $ 53,493
   Net income.........................                                                           $  735             735
   Issuance of common stock...........         33        34,088                                                  34,121
   Transaction costs..................                   (1,077)                                                 (1,077)
   Put option liability...............                     (807)                                                   (807)
   Property distributed...............                   (4,758)        1,525                                    (3,233)
   Dividends paid.....................                   (1,392)                                   (735)         (2,127)
                                         --------      --------      --------      --------      ------        --------
Balance, June 30, 1998 (Unaudited)....   $    102      $ 81,003      $     --      $     --      $   --        $ 81,105
                                         --------      --------      --------      --------      ------        --------
SIX MONTHS ENDED JUNE 30, 1999

Balance, January 1, 1999                 $    102      $ 81,214                    $    (98)                   $ 81,218
   Net income.........................                                                           $ 4,554          4,554
   Net unrealized holding gain on
     securities available for sale....                                                   28                          28
   Issuance of common stock...........         6          4,752      $   (545)                                    4,213
   Dividends paid.....................                     (770)                                 (4,554)         (5,324)
                                         --------      --------      --------      --------      ------        --------
Balance, June 30, 1999 (Unaudited)....   $    108      $ 85,196      $   (545)     $    (70)     $   --        $ 84,689
                                         --------      --------      --------      --------      ------        --------
SIX MONTHS ENDED JUNE 30, 1998

Balance, January 1, 1998..............    $    69      $ 55,036      $ (1,525)                                $  53,580
   Net income.........................                                                         $  2,375           2,375
   Issuance of common stock...........         33        34,088                                                  34,121
   Transaction costs..................                   (1,077)                                                 (1,077)
   Put option liability...............                     (807)                                                   (807)
   Property distributed...............                   (4,758)        1,525                                    (3,233)
   Dividends paid.....................                   (1,479)                                 (2,375)         (3,854)
                                         --------      --------      --------      --------      ------        --------
Balance, June 30, 1998 (Unaudited)....   $    102      $ 81,003      $     --      $     --      $   --        $ 81,105
                                         ========      ========      ========      ========      ======        ========



See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30
                                                                             ----------------------
                                                                               1999          1998
                                                                             --------      --------
                                                                                   (UNAUDITED)
OPERATING ACTIVITIES:
   Net income..............................................................  $  4,554      $  2,375
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.........................................     1,667         1,504
     Provision for losses on accounts receivable...........................        16            38
     Put option liability..................................................        --         1,320
     Minority interest in earnings of consolidated subsidiary..............        47            --
     Changes in assets and liabilities:
       Restricted cash.....................................................     6,780            --
       Accounts and other receivables......................................       133          (344)
       Deposits............................................................      (985)         (336)
       Prepaid and other assets............................................       217          (129)
       Accounts payable and accrued expenses...............................     1,328           647
       Tenants' security deposits..........................................        98           129
       Deferred rental income..............................................       (55)           15
       Due from related parties............................................        39            40
                                                                             --------      --------
       Net cash provided by operating activities...........................    13,839         5,259
                                                                             --------      --------
INVESTING ACTIVITIES:
   Acquisition of land held for development................................       (89)           --
   Acquisition of rental property..........................................   (14,183)      (21,080)
   Improvements to rental property.........................................       (64)       (1,971)
   Construction costs incurred.............................................    (6,165)       (1,187)
   Purchases of securities.................................................    (6,709)         (840)
   Sales and prepayments of securities.....................................     6,723            11
   Change in deposits for acquisition of rental property...................       (38)          450
                                                                             --------      --------
       Net cash used in investing activities...............................   (20,525)      (24,617)
                                                                             --------      --------

FINANCING ACTIVITIES:
   Repayments of mortgage notes payable....................................    (2,280)      (15,646)
   Borrowings under mortgage notes payable.................................     5,001         7,700
   Borrowings under note payable...........................................     6,009            --
   Cash dividends paid to stockholders.....................................    (5,324)       (3,854)
   Stock subscription and issuance.........................................     4,213        34,121
   Deferred financing expenses, net........................................       (89)         (204)
   Change in minority interest.............................................       (24)           --
                                                                             --------      --------
       Net cash provided by financing activities...........................     7,506        22,117
                                                                             --------      --------
Net Increase in Cash and Cash Equivalents..................................       820         2,759

Cash and Cash Equivalents, Beginning of Period.............................     1,594         2,598
                                                                             --------      --------
Cash and Cash Equivalents, End of Period...................................  $  2,414      $  5,357
                                                                             ========      ========

SUPPLEMENTAL DISCLOSURE:

   Cash paid for interest, net of amount capitalized..................   $2,045     $2,637
                                                                         ======     ======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Change in unrealized holding gain on securities available for sale....   $   28         --
                                                                         ======     ======
Accrued stock issuance cost...........................................              $  490
                                                                                    ======
Common stock issued for notes receivable..............................   $  545
                                                                         ======
Put option  liability charged to stockholders' equity.................              $  807
                                                                                    ======
Property and notes receivable distributed to shareholders.............              $4,758
                                                                                    ======
Acquisition of rental property........................................    $3,800
Change in minority interest...........................................       965
                                                                         -------
Assumption of mortgage note payable...................................    $2,835
                                                                         =======


See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
      SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
           AND DECEMBER 31, 1998 (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of Equity One, Inc. and Subsidiaries (collectively, the "Company") as of June 1999 and 1998 and for the six months and three months then ended, have been prepared by the Company which is responsible for their integrity and objectivity and should be read in conjunction with the Company's December 31, 1998 annual consolidated financial statements and the related notes.

         To the best of management's knowledge and belief, the statements and related information were prepared in conformity with generally accepted accounting principles and are based on recorded transactions and management's best estimates and judgments. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

         The condensed consolidated financial statements as of June 30, 1999 and 1998 and for the six months and three months then ended, include, in the opinion of management, all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations of the Company for the periods indicated.

2.       SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies applied in the preparation of the condensed consolidated financial statements are identical to those applied in the preparation of the most recent annual consolidated financial statements.

         PUT OPTION EXPENSE - The Company has granted a former stockholder an option to put 293,430 shares of common stock issuable upon exercise of the Company's Series C Warrants to the Company at a price of $15.50 per share or to put the Series C Warrants to the Company at a price of $7.25 per Warrant, which equals the put option price of $15.50 per Warrant less the Series C Warrant exercise price of $8.25 per Warrant. The put option is exercisable in whole or in part by the former stockholder from December 1, 1999 until December 15, 1999. The put option would involve a maximum net expenditure of $2.1 million. During 1998, the Company recognized $1.3 million as an expense and approximately $807 as a reduction of paid-in capital related to the Company's initial public offering.

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

(1) RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED
    JUNE 30, 1998

         Total revenues increased by approximately $391,000 or 6.6%, to $6.3 million for the three months ended June 30, 1999 from $5.9 million for the comparable period of 1998. The increase resulted primarily from the Company's acquisition of: (i) a supermarket anchored shopping center located in Fort Myers, Florida in May 1998 ("Summerlin Square"); (ii) a drug store anchored shopping center located in Jacksonville, Florida in June 1998 ("Beauclerc Village"); (iii) a twenty-one unit apartment complex located on Miami Beach, Florida in August 1998 ("Montclair Apartments"); (iv) a free-standing restaurant located in Miami Beach, Florida in May 1998 ("El Novillo"); (v) a supermarket anchored shopping center located in Plant City, Florida in January 1999 ("Walden Woods"); (vi) a supermarket anchored shopping center located in Orlando, Florida in January 1999 ("Park Promenade"); and (vii) a K-Mart lease and building located in the Company's Lantana Village Shopping Center in Lantana, Florida in April 1999. The Company sold Parker Town Shopping Center located in Plano, Texas in October 1998. Lease termination fees of approximately $406,000 were included in second quarter 1998, whereas, only a nominal amount was included in second quarter 1999.

         Operating expenses increased by approximately $152,000, or 10.3% to $1.6 million for the three months ended June 30, 1999 from $1.5 million in the comparable period of 1998. The primary cause for the increase was the net addition of properties to the Company's portfolio reported above.

         Depreciation and amortization expense increased by approximately $126,000, or 18.1%, to $823,000 for the three months ended June 30, 1999, from $697,000 for the comparable period of 1998. The increase resulted primarily from the net addition of properties to the Company's portfolio reported above.

         Interest expense decreased by approximately $373,000, or 26.4%, to $1.0 million for the three months ended June 30, 1999 from $1.4 million for the comparable period of 1998. The decrease was caused primarily from the Company's use of proceeds from the IPO to reduce mortgage indebtedness and a substantial increase in development and construction activity has resulted in the capitalization of interest.

         General and administrative expenses increased by $163,000, or 55.1%, to $459,000 for the three months ended June 30, 1999 from $296,000, for the comparable period of 1998. The increased resulted primarily from an increase in compensation cost of approximately $67,000, an increase of expenses related to the Company becoming publicly traded of approximately $143,000 (including printing costs of $76,000) and a decline in directors' fees of $66,000.

         During the three months ended June 30, 1998, the Company recognized a one-time expense of $1.3 million relating to the put option granted to a former stockholder of the Company in connection with the Company's offering of common stock in May, 1998. Excluding this put option expense, net income would have been approximately $2.1 million for the three months ended June 30, 1998 and basic and diluted earnings per share would have been $0.24 and $0.24 for the three months ended June 30, 1998, respectively.

         As a result of the foregoing, net income increased by approximately $1.6 million, or 220.3%, to $2.4 million for the three months ended June 30, 1999, compared to $735,000 for the comparable period of 1998.

     SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX  MONTHS ENDED JUNE 30, 1998

         Total revenues increased by approximately $1.1 million, or 9.6%, to $12.4 million for the six months ended June 30, 1999 from $11.3 million for the comparable period of 1998. The increase resulted primarily from the net acquisitions of properties described in the second quarter 1999 narrative above, adjusted for approximately $436,000 of lease termination fees recognized in 1998 with only a nominal amount reported in 1999.

         Operating expenses increased by approximately $366,000, or 12.8% to $3.2 million for the six months ended June 30, 1999 from $2.9 million in the comparable period of 1998. The increase is primarily the result of the net addition of properties to the Company's portfolio reported above.

         Depreciation and amortization expense increased by approximately $265,000, or 19.6%, to $1.6 million for the six months ended June 30, 1999, from $1.3 for the comparable period of 1998. The increase resulted primarily from the net addition of properties to the Company's portfolio reported above.

         Interest expense decreased by approximately $786,000, or 27.1%, to $2.1 million for the six months ended June 30, 1999, from $2.9 million for the comparable period of 1998. The decrease was caused primarily from the Company's use of proceeds from its IPO to reduce mortgage indebtedness and a substantial increase in development and construction activities has resulted in the capitalization of interest.

         General and administrative expenses increased by $341,000, or 64.3%, to $871,000 for the six months ended June 30, 1999 from $530,000 for the comparable period of 1998. The increased resulted primarily from an increase in compensation costs of approximately $145,000, an increase in expense relating to the Company becoming a public company of approximately $260,000 (including printing costs of $78,000) and a decline in directors' fees of $82,000.

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

         As a result of the foregoing, net income increased by approximately $2.2 million, or 91.7%, to $4.6 million for the six months ended June 30, 1999, compared to $2.4 million for the comparable period of 1998.

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

         The following table illustrates the calculation of FFO for the three and six months ended June 30, 1999 and 1998:


                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                    --------------------     --------------------
                                                      1999        1998         1999        1998
                                                    --------    --------     --------    ---------
                                                        (UNAUDITED)               (UNAUDITED)
Net income........................................ $ 2,354     $   735      $ 4,554     $ 2,375
Depreciation of real estate assets................     808         684        1,584       1,330
Amortization of leasing costs.....................      13          12           22          25
Loan prepayment penalties.........................                 119                      119
Put option expense................................               1,320                    1,320
Write-off of unamortized loan costs related to
   repayment of mortgage indebtedness.............                  88                       88
Minority interest.................................      24                      47
Lease termination fee.............................     112        (412)         225        (446)
                                                   -------     -------      -------     -------
FUNDS FROM OPERATIONS............................. $ 3,311     $ 2,546      $ 6,432     $ 4,811
                                                   =======     =======      =======     =======
FUNDS FROM OPERATIONS PER SHARE
   (DILUTED)...................................... $  0.31     $  0.29      $  0.61     $  0.61
                                                   =======     =======      =======     =======
WEIGHTED AVERAGE SHARES OUTSTANDING
   (DILUTED)......................................  10,784       8,678       10,628       7,896
                                                   =======     =======      =======     =======

         FFO increased by approximately $765,000 or 30.0%, to $3.3 million for the three months ended June 30, 1999, from $2.5 million for the comparable period of 1998. FFO increased by approximately $1.6 million or

33.7%, to $6.4 million for the six months ended June 30, 1999, from $4.8 million for the comparable period of 1998. The increase for both periods is primarily the result of the acquisitions of additional properties.

PRO FORMA RESULTS OF OPERATIONS

         The Company completed an IPO of an aggregate of 4,700,000 shares of common stock, par value $0.01 per share, on May 19, 1998. Of the 4,700,000 shares of common stock sold in the offering, 3,330,398 shares, generating net proceeds of approximately $33.0 million, were sold by the Company and 1,369,602 shares were sold by a stockholder of the Company.

         The following table reports actual results of operations for three months and six months ended June 30, 1999, and the pro forma results of operations for the three months and six months ended June 30, 1998. The pro forma results give effect to the initial public offering as if it had occurred on January 1, 1998. Pro forma adjustments assume application of the net proceeds of the offering to purchase properties, retire mortgage indebtedness and other related adjustments. The following pro forma financial information is not necessarily indicative of the results of operations which would have been reported if the offering had occurred on the dates or for the periods indicated.



                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,               JUNE 30,
                                              ----------------------  -----------------------
                                               (ACTUAL)  (PRO FORMA)   (ACTUAL)    (PRO FORMA)
                                                 1999        1998        1999         1998
                                              ---------  -----------  ---------    ----------
REVENUES:
   Rental income .........................     $ 6,256     $ 6,147     $12,241     $11,925
   Investment revenue ....................          72         113         182         230
                                               -------     -------     -------     -------
     Total revenues ......................       6,328       6,260      12,423      12,155
                                               -------     -------     -------     -------
COSTS AND EXPENSES:
   Operating expenses ....................       1,629       1,512       3,220       2,984
   Depreciation and amortization .........         823         745       1,620       1,474
   Interest ..............................       1,039       1,080       2,111       2,322
   General and administrative expenses ...         459         296         871         530
   Minority interest in earnings of
   consolidated affiliate ................          24          --          47          --
                                               -------     -------     -------     -------
     Total costs and expenses ............       3,974       3,633       7,869       7,310
                                               -------     -------     -------     -------
NET INCOME ...............................     $ 2,354     $ 2,627     $ 4,554     $ 4,845
                                               -------     -------     -------     -------
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE .................     $  0.22     $  0.26     $  0.44     $  0.47
                                               -------     -------     -------     -------
NUMBER OF SHARES USED IN COMPUTING BASIC
   EARNINGS PER SHARE ....................      10,610      10,238      10,455      10,238
                                               -------     -------     -------     -------
DILUTED EARNINGS PER SHARE ...............     $  0.22     $  0.25     $  0.43     $  0.46
                                               -------     -------     -------     -------
NUMBER OF SHARES USED IN COMPUTING DILUTED
   EARNINGS PER SHARE ....................      10,784      10,435      10,628      10,435
                                               -------     -------     -------     -------

         The following table illustrates the actual FFO calculation for the three months and six months ended June 30, 1999 and the pro forma FFO calculation for the three months and six months ended June 30, 1998:

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JUNE 30,                   JUNE 30,
                                              -----------------------    ----------------------
                                               (ACTUAL)   (PRO FORMA)     (ACTUAL)   (PRO FORMA)
                                                 1999        1998           1999        1998
                                              ---------   ----------     ---------   -----------
Net income ..............................     $  2,354     $  2,627      $  4,554     $  4,845
Depreciation of real estate assets ......          808          732         1,584        1,449
Amortization of leasing costs ...........           13           12            22           25
Minority interest .......................           24           --            47           --
Lease termination fee ...................          112         (412)          225         (446)
                                              --------     --------      --------     --------
FUNDS FROM OPERATIONS ...................     $  3,311     $  2,959      $  6,432     $  5,873
                                              ========     ========      ========     ========
FUNDS FROM OPERATIONS PER SHARE (DILUTED)
                                              $   0.31     $   0.28      $   0.61     $   0.56
                                              ========     ========      ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING
   (DILUTED) ............................       10,784       10,435        10,628       10,435
                                              ========     ========      ========     ========


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

         As of June 30, 1999, the Company had total mortgage indebtedness of approximately $72.7 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average rate of 7.94% and collateralized by 15 of the Company's existing properties. The Company also has provided a $1.5 million letter of credit to secure certain obligations in connection with the acquisition of one of the Company's properties. This letter of credit is collateralized by a mixed-use property located in West Palm Beach, Florida.

         On February 4, 1999, the Company secured a $35.0 million Master Revolving Credit Agreement (the "Credit Agreement") with City National Bank of Florida. Advances under this Agreement are limited to $16,590,000, with any excess advances being conditioned on the lender securing participation from other lenders. The Credit Agreement accrues interest at 225 basis points over the thirty day LIBOR rate, payable monthly, adjusted every six months and matures February 4, 2002. Advances under the Credit Agreement will be used to fund property acquisitions, development activities and other Company activities, and is secured by four of the Company's properties. Through June 30, 1999 the Company has received net advances totaling $6.6 million.

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

         The Company completed an IPO of its common stock in May 1998. Pursuant to the IPO, an aggregate of 4,700,000 shares of the Company's common stock were sold, of which 3,330,398 shares, generating net proceeds of approximately $33.0 million, were sold by the Company and 1,369,602 shares were sold by a stockholder of the Company. As of June 30, 1999, no proceeds from the IPO remained available for use.

         As of June 30, 1999, the Company had one major redevelopment project under construction that will be completed in three phases and add approximately 280,000 square feet of retail space to the Company's portfolio. Phase I was completed in July 1999, Phase II should be completed in the first quarter of 2000 and Phase III completed in the fourth quarter of 2000. It is anticipated that future funding required for this project is estimated to be $10.0 million and will come from the Credit Agreement and other sources of cash including obtaining permanent debt on certain unencumbered existing properties. Management expects this redevelopment to have a positive effect on cash generated by operating activities and Funds from Operations.

         The Company also has under construction Phase I of a new shopping center that will total approximately 73,000 square feet of retail space. This shopping center is located in Tallahassee, Florida and Phase I should be completed in the first quarter of 2000 at an estimated construction cost of $6.0 million.

         The Company believes, based on currently proposed plans and assumptions relating to its operations, that the Company's existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy its cash requirements for a period of at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or available financing arrangements prove to be insufficient to fund the Company's expansion and development efforts, the Company would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected.

         During the six months ended June 30, 1999, the Company declared and paid cash dividends of $0.25 and $0.25 per outstanding share of Common Stock in March and June 1999, respectively.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         On February 26, 1998, Albertsons, Inc. ("Albertsons") commenced an action against a subsidiary of the Company (the "Subsidiary") in the Circuit Court for the Eleventh Judicial District in and for Miami-Dade County, Florida, alleging breach of a letter agreement and seeking injunctive relief and the payment of damages in excess of $10.0 million representing lost profits and other damages. This action was commenced in response to the Subsidiary's entering into a lease agreement with Publix Supermarkets, Inc. ("Publix") respecting Publix's lease of anchor space at Sky Lake. Among other things, the complaint alleged that Albertsons and the Subsidiary entered into a letter agreement which the parties intended to be memorialized into a formal lease agreement and as to which the parties intended to be bound. In February, 1999, Albertsons voluntarily dismissed its complaint relating to this action in its entirety.

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

         On May 19, 1999, Gazit (1995), Inc. exercised 242,500 Series C Warrants at an exercise price of $8.25 per share producing total proceeds to the Company of $2.0 million. On June 16, 1999 two officers of the Company exercised 91,500 Series C Warrants at an exercise price of $8.25 per share producing total cash proceeds of $210,000 and shareholder notes for $545,000. The proceeds were used to pay down the Company's line of credit.

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

Date:  August 13, 1999                 EQUITY ONE, INC.

                                       /s/ CHAIM KATZMAN
                                       ---------------------------------------
                                       Chaim Katzman
                                       Chief Executive Officer
                                       (Principal Executive Officer)



                                       /s/ PETER SACKMANN
                                       ---------------------------------------
                                       Peter Sackmann
                                       Controller
                                       (Principal Accounting Financial Officer)

                                 EXHIBIT INDEX

EXHIBITS                 DESCRIPTION
--------                 -----------
  27.1             Financial Data Schedule