Form 10-Q
period 1999-09-30
EQUITY ONE INC
filed 1999-11-15
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on November 11, 1999, 11,390,924 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets-As of September 30, 1999 (unaudited) and December 31, 1998

            Condensed Consolidated Statements of Operations-
            For the three months and nine months ended
            September 30, 1999 and 1998 (unaudited)

            Condensed Consolidated Statements of Comprehensive Income-For the three months and nine months ended September 30, 1999 and 1998 (unaudited)

            Condensed Consolidated Statements of Stockholders' Equity-For the three months and nine months ended September 30, 1999 and 1998 (unaudited)

            Condensed Consolidated Statements of Cash Flows-
            For the nine months ended September 30, 1999 and 1998 (unaudited)

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

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EQUITY ONE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
              SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                        SEPTEMBER 30,         DECEMBER 31,
                                                            1999                  1998
                                                        -------------         ------------
                                                         (UNAUDITED)
 ASSETS
 Rental Properties:
    Land, building and equipment.....................      $183,852             $134,330
    Building improvements............................         6,424                6,580
    Land held for development........................        12,484                2,680
    Construction in progress.........................         5,341                4,497
                                                           --------             --------
                                                            208,101              148,087
    Accumulated depreciation.........................       (11,841)              (9,464)
                                                           --------             --------
      Rental properties, net.........................       196,260              138,623
 Cash and cash equivalents...........................         1,622                1,594
 Restricted cash.....................................            --                6,780
 Accounts and other receivables, net.................         1,830                1,142
 Securities available for sale.......................         1,417                1,633
 Deposits............................................         2,218                  529
 Prepaid and other assets............................         1,159                1,454
 Deferred expenses, net..............................         1,387                1,200
                                                           --------             --------
        Total assets.................................      $205,893             $152,955
                                                           ========             ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Mortgage notes payable...........................       $98,338              $67,145
    Note payable.....................................        11,203                  560
    Accounts payable and accrued expenses............         3,864                  868
    Put option liability.............................         2,127                2,127
    Tenants' security Deposits.......................         1,156                  885
    Deferred rental income...........................           162                  152
    Minority interest in equity of
      consolidated subsidiary........................           989                   --
                                                           --------             --------
        Total liabilities............................       117,839               71,737
                                                           --------             --------
 STOCKHOLDERS' EQUITY:
    Common stock.....................................           113                  102
    Additional paid-in capital.......................        88,796               81,214
    Accumulated other comprehensive income...........          (310)                 (98)
    Notes receivable from stock sales................          (545)                  --
                                                           --------             --------
        Total stockholders' equity...................        88,054               81,218
                                                           --------             --------
 Total liabilities and stockholders' equity..........      $205,893             $152,955
                                                           ========             ========

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                              --------------------------          ------------------------
                                                               1999               1998             1999             1998
                                                              -------            -------          -------          -------
                                                                     (UNAUDITED)                        (UNAUDITED)
REVENUES:
   Rental income...................................           $ 7,034            $ 5,688          $19,275          $16,855
   Investment revenue..............................                78                146              260              310
                                                              -------            -------          -------          -------
     Total revenues................................             7,112              5,834           19,535           17,165
                                                              -------            -------          -------          -------
COSTS AND EXPENSES:
   Operating expenses..............................             1,903              1,498            5,123            4,352
   Depreciation and amortization...................               899                763            2,519            2,118
   Interest........................................             1,379              1,123            3,490            4,020
   General and administrative expenses.............               283                359            1,154              889
   Put option expense..............................                                                                  1,320
   Minority interest in earnings of
      consolidated subsidiary......................                24                                  71
                                                              -------            -------          -------          -------
     Total costs and expenses......................             4,488              3,743           12,357           12,699
                                                              -------            -------          -------          -------
Net income.........................................           $ 2,624            $ 2,091          $ 7,178          $ 4,466
                                                              =======            =======          =======          =======
EARNINGS PER SHARE:
Basic earnings per share...........................           $  0.24            $  0.20          $  0.67          $  0.52
                                                              =======            =======          =======          =======
Number of shares used in computing basic
   earnings per share..............................            11,006             10,239           10,641            8,555
                                                              =======            =======          =======          =======
Diluted earnings per share.........................           $  0.24            $  0.20          $  0.67          $  0.52
                                                              =======            =======          =======          =======
Number of shares used in computing diluted
   earnings per share..............................            11,147             10,299           10,775            8,616
                                                              =======            =======          =======          =======

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (IN THOUSANDS)
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                                      --------------------------             --------------------------
                                                       1999                1998               1999                1998
                                                      ------              ------             ------              ------
                                                             (UNAUDITED)                            (UNAUDITED)
Net income.................................           $2,624              $2,091             $7,178              $4,466

Other comprehensive income:

Net unrealized holding loss on
       securities available for sale.......             (240)                (83)              (212)                (83)
                                                      ------              ------             ------              ------
Comprehensive income.......................           $2,384              $2,008             $6,966              $4,383
                                                      ======              ======             ======              ======

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (IN THOUSANDS)
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                                                                     NOTES      ACCUMULATED
                                                     ADDITIONAL    RECEIVABLE      OTHER                      TOTAL
                                          COMMON       PAID-IN     FROM STOCK  COMPREHENSIVE   RETAINED    STOCKHOLDERS'
                                          STOCK        CAPITAL       SALES        INCOME       EARNINGS       EQUITY
                                          ------     ----------    ----------  -------------   --------    -------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Balance, July 1, 1999...............       $108        $85,196      $  (545)       $ (70)                    $84,689
   Net income.......................                                                            $ 2,624        2,624
   Net unrealized holding loss on
     securities available for sale..                                                (240)                       (240)
   Issuance of common stock.........          5          3,913                                                 3,918
   Dividends paid...................                      (313)                                  (2,624)      (2,937)
                                           ----        -------      -------        -----        -------      -------
Balance, September 30, 1999
  (Unaudited).......................       $113        $88,796      $  (545)       $(310)       $    --      $88,054
                                           ====        =======      =======        =====        =======      =======
THREE MONTHS ENDED SEPTEMBER 30, 1998
Balance, July 1, 1998...............       $102        $81,003                                               $81,105
   Net income ......................                                                            $ 2,091        2,091
   Net unrealized holding loss on
     securities available for sale..                                               $ (83)                        (83)
   Accrued dividends................                      (468)                                  (2,091)      (2,559)
                                           ----        -------      -------        -----        -------      -------
Balance, September 30, 1998
  (Unaudited).......................       $102        $80,535      $    --        $ (83)       $    --      $80,554
                                           ----        -------      -------        -----        -------      -------
NINE MONTHS ENDED SEPTEMBER 30, 1999
Balance, January 1, 1999............       $102        $81,214                     $ (98)                    $81,218
   Net income.......................                                                            $ 7,178      $ 7,178
   Net unrealized holding loss on
     securities available for sale..                                                (212)                       (212)
   Issuance of common stock.........         11          8,665      $  (545)                                   8,131
   Dividends paid...................                    (1,083)                                  (7,178)      (8,261)
                                           ----        -------      -------        -----        -------      -------
Balance, September 30, 1999
  (Unaudited).......................       $113        $88,796      $  (545)       $(310)       $    --      $88,054
                                           ----        -------      -------        -----        -------      -------
NINE MONTHS ENDED SEPTEMBER 30, 1998
Balance, January 1, 1998............       $ 69        $55,036      $(1,525)                                 $53,580
   Net income.......................                                                            $ 4,466        4,466
   Net unrealized holding loss on
     securities available for sale..                                               $ (83)                        (83)
   Issuance of common stock.........         33         34,088                                                34,121
   Stock Issuance costs.............                    (1,077)                                               (1,077)
   Put option liability.............                      (807)                                                 (807)
   Property and notes receivable
     distributed....................                    (4,758)       1,525                                   (3,233)
   Accrued dividends................                      (468)                                  (2,091)      (2,559)
   Dividends paid...................                    (1,479)                                  (2,375)      (3,854)
                                           ----        -------      -------        -----        -------      -------
Balance, September 30, 1998
  (Unaudited).......................       $102        $80,535      $    --        $ (83)       $    --      $80,554
                                           ====        =======      =======        =====        =======      =======

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                ------------------------------
                                                                                  1999                  1998
                                                                                --------              --------
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES:
   Net income.......................................................            $  7,178              $  4,466
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization..................................               2,655                 2,287
     Provision for losses on accounts receivable....................                  80                    42
     Put option liability...........................................                  --                 1,320
     Minority interest in earnings of consolidated subsidiary.......                  71                    --
     Changes in assets and liabilities:
       Restricted cash..............................................               6,780                  (200)
       Accounts and other receivables...............................                (768)                 (243)
       Deposits.....................................................              (1,651)                 (736)
       Prepaid and other assets.....................................                 219                   (47)
       Accounts payable and accrued expenses........................               2,996                 1,674
       Tenants' security deposits...................................                 271                   170
       Deposits on rental property held for sale....................                  --                   200
       Deferred rental income.......................................                  10                   184
       Due from related parties.....................................                  39                    --
                                                                                --------              --------
       Net cash provided by operating activities....................              17,880                 9,117
                                                                                --------              --------
INVESTING ACTIVITIES:
   Acquisition of land held for development.........................              (9,804)                   --
   Acquisition of rental property...................................             (45,567)              (22,252)
   Improvements to rental property..................................                (103)               (2,283)
   Construction costs incurred......................................                (844)               (1,981)
   Purchases of securities..........................................              (6,720)               (1,714)
   Sales and prepayments of securities..............................               6,724                    21
   Change in Depotsits for acquisition of rental property...........                 (38)                  400
                                                                                --------              --------
       Net cash used in investing activities........................             (56,352)              (27,809)
                                                                                --------              --------
FINANCING ACTIVITIES:
   Repayments of mortgage notes payable.............................              (2,877)              (16,093)
   Borrowings under mortgage notes payable..........................              31,235                 7,700
   Borrowings under note payable....................................              10,643                    --
   Cash dividends paid to stockholders..............................              (8,261)               (3,854)
   Stock subscription and issuance..................................               8,131                34,121
   Stock issuance cost..............................................                  --                  (853)
   Deferred financing expenses, net.................................                (324)                 (262)
   Change in minority interest......................................                 (47)                   --
                                                                                --------              --------
       Net cash provided by financing activities....................              38,500                20,759
                                                                                --------              --------
Net Increase in Cash and Cash Equivalents...........................                  28                 2,067
Cash and Cash Equivalents, Beginning of Period......................               1,594                 2,598
                                                                                --------              --------
Cash and Cash Equivalents, End of Period............................            $  1,622              $  4,665
                                                                                --------              --------

                                                                                                    (Continued)

                        EQUITY ONE, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                ------------------------------
                                                                                  1999                  1998
                                                                                --------              --------
                                                                                          (UNAUDITED)
SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest, net of amount capitalized................            $  3,365              $   3,259
                                                                                ========              =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding loss on securities available for sale..            $   (212)             $     (83)
                                                                                ========              =========
Common stock issued for notes receivable............................            $    545
                                                                                ========
Put option liability charged to stockholders' equity................                                  $     807
                                                                                                      =========
Property and notes receivable distributed to shareholders...........                                  $   4,758
                                                                                                      =========
Accrued dividends...................................................                                  $   2,559
                                                                                                      =========
Acquisition of rental property......................................            $  3,800
Change in minority interest.........................................                 965
                                                                                --------
Assumption of mortgage note payable.................................            $  2,835
                                                                                ========
                                                                                                     (Concluded)

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
   NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

1.       BASIS OF PRESENTATION

         The accompanying interim condensed consolidated financial data are unaudited; however, in the opinion of management, the interim data include all adjustments necessary for a fair presentation of the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The December 31, 1998 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 appearing in the Company's Form 10-K/A filed with the Securities and Exchange Commission.

2.       SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies applied in the preparation of the condensed consolidated financial statements are identical to those applied in the preparation of the most recent annual consolidated financial statements.

         INCOME TAX STATUS - The Company has claimed a special Real Estate Investment Trust ("REIT") tax status effective January 1, 1995 and in the opinion of management continues to meet all of the eligibility requirements for REIT tax status. Accordingly, the Company has not recorded any provision for federal income tax.

3.       PUT OPTION EXPENSE

         The Company has granted a former stockholder an option to put 293,430 shares of common stock issuable upon exercise of 293,430 of the Company's Series C Warrants to the Company at a price of $15.50 per share or to put the Series C Warrants to the Company at a price of $7.25 per Warrant, which equals the put option price of $15.50 per Warrant less the Series C Warrant exercise price of $8.25 per Warrant. The put option is exercisable in whole or in part by the former stockholder from December 1, 1999 until December 15, 1999. The put option would involve a maximum net expenditure of $2.1 million. During 1998, the Company recognized $1.3 million as an expense and approximately $807,000 as a reduction of paid-in capital related to the Company's initial public offering.

4.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, primarily stock options and warrants, to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

5.       MINORITY INTEREST

         On January 1, 1999, a wholly owned subsidiary of the Company, Equity One (Walden Woods) Inc., entered into a limited partnership as a general partner. An income producing shopping center (Walden Woods Village) was contributed by its owners (the "Minority Partners") and the Company contributed 93,656 shares of common stock to the limited partnership at an agreed upon price of $10.30 per share. Based on this per share price and the net value of property contributed by the Minority Partners, each of the partners received 93,656 limited partnership units. The Company and the Minority Partners have entered into a Redemption Agreement whereby the Minority Partners can request that the Company purchase back all or part of the common stock at $10.30 per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented as a liability. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared. The shares of the Company's common stock held by the limited partnership are not considered outstanding in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein.

(1) RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Total revenues increased by approximately $1.3 million, or 21.9% to $7.1 million for the three months ended September 30, 1999 from $5.8 million for the comparable period of 1998. The increase resulted primarily from the Company's acquisition of: (i) a twenty-one unit apartment complex located on Miami Beach, Florida in August 1998 ("Montclair Apartments"); (ii) a supermarket anchored shopping center located in Plant City, Florida in January 1999 ("Walden Woods"); (iii) a supermarket anchored shopping center located in Orlando, Florida in January 1999 ("Park Promenade"); (iv) a K-Mart lease and building located in the Company's Lantana Village Shopping Center in Lantana, Florida in April 1999; (v) the opening of phase one of the Company's supermarket anchored redevelopment shopping center located in North Miami Beach, Florida in July 1999 ("Sky Lake"); and (vi) a supermarket and Home Depot Expo anchored shopping center located in Davie, Florida in August 1999 ("Pine Island/Ridge Plaza"), offset by the Company's sale of Parker Town Shopping Center located in Plano, Texas in October 1998.

         Operating expenses increased by approximately $405,000, or 27.0% to $1.9 million for the three months ended September 30, 1999 from $1.5 million in the comparable period of 1998. The primary cause for the increase was the net addition of properties to the Company's portfolio reported above.

         Depreciation and amortization expense increased by approximately $136,000, or 17.8% to $899,000 for the three months ended September 30, 1999, from $763,000 for the comparable period of 1998. The increase resulted primarily from the net addition of properties to the Company's portfolio reported above.

         Interest expense increased by approximately $256,000, or 22.8% to $1.4 million for the three months ended September 30, 1999 from $1.1 million for the comparable period of 1998. The increase was caused primarily from the execution or assumption of new mortgage loans subsequent to September 30, 1998 as follows:
Atlantic Village - $5.0 million (October 1998), Summerlin Square - $5.0 million (January 1999), Walden Woods - $2.8 million (January 1999), Pine Island/Ridge Plaza - $26.2 million (August 1999) and an increase in the line of credit from $6.6 million on June 30, 1999 to $11.2 million on September 30, 1999, offset by the interim capitalization of interest attributable to the Company's development and construction activities.

         General and administrative expenses decreased by $76,000, or 21.2% to $283,000 for the three months ended September 30, 1999 from $359,000 for the comparable period of 1998. The decrease resulted primarily from timing differences related to a decline in compensation costs reflecting an expense accrual made in the third quarter of 1998 and a reversal of expenses in the third quarter of 1999.

         As a result of the foregoing, net income increased by approximately $533,000, or 25.5% to $2.6 million for the three months ended September 30, 1999, compared to $2.1 million for the comparable period of 1998.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Total revenues increased by $2.4 million, or 13.8% to $19.5 million for the nine months ended September 30, 1999 from $17.1 million for the comparable period of 1998. The increase resulted primarily from the property acquisitions and disposition of properties described in the third quarter 1999 narrative above, and the 1998 additions of: (i) a supermarket anchored shopping center located in Fort Myers, Florida in May 1998 ("Summerlin Square") and (ii) a drugstore anchored shopping center located in Jacksonville, Florida in June 1998 ("Beauclerc Village").

         Operating expenses increased by approximately $771,000 or 17.7% to $5.1 million for the nine months ended September 30, 1999 from $4.4 million in the comparable period of 1998. The increase resulted primarily from the net addition of properties to the Company's portfolio reported above.

         Depreciation and amortization expense increased by approximately $401,000 or 18.9% to $2.5 million for the nine months ended September 30, 1999, from $2.1 million for the comparable period of 1998. The increase resulted primarily from the net addition of properties to the Company's portfolio reported above.

         Interest expense decreased by approximately $530,000, or 13.2% to $3.5 million for the nine months ended September 30, 1999, from $4.0 million for the comparable period of 1998. The decrease was caused primarily by the Company's use of proceeds from its initial public offering to reduce mortgage indebtedness and the interim capitalization of interest attributable to the Company's development and construction activities.

         General and administrative expenses increased by $265,000, or 29.8% to $1.2 million for the nine months ended September 30, 1999 from $889,000 for the comparable period of 1998. The increase resulted primarily from an increase in compensation costs of approximately $57,000, an increase in expenses relating to the Company's reporting obligations after becoming a public company of approximately $216,000 (including printing costs of $72,000), and an increase in other various expenses of $72,000, partially offset by a decline in directors' fees of $80,000.

         During the nine months ended September 30, 1998, the Company recognized a one time expense of $1.3 million relating to the put option granted to a former stockholder of the Company in connection with the Company's initial public offering of common stock in May, 1998. Excluding this put option expense, net income would have been approximately $5.8 million for the nine months ended September 30, 1998, and basic and diluted earnings per share would have been $0.68 and $0.67 for the nine months ended September 30, 1998, respectively.

         As a result of the foregoing, net income increased by approximately $2.7 million, or 60.7% to $7.2 million for the nine months ended September 30, 1999, compared to $4.5 million for the comparable period of 1998.

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

         The following table illustrates the calculation of FFO for the three and nine months ended September 30, 1999 and 1998 (in thousands except shares and per share data):

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                              ------------------------          ----------------------
                                                                1999            1998             1999            1998
                                                              -------          -------          -------         ------
                                                                     (UNAUDITED)                     (UNAUDITED)
Net income................................................    $ 2,624          $ 2,091          $ 7,178         $4,466
Depreciation of real estate assets........................        879              745            2,463          2,075
Amortization of leasing costs.............................         13               12               34             37
Loan prepayment penalties.................................                                                         119
Put option expense........................................                                                       1,320
Write-off of unamortized loan costs related to
   repayment of mortgage indebtedness.....................                                                          88
Minority interest in earnings of consolidated subsidiary..         24                                71
Lease termination fee.....................................                          (4)             225           (450)
                                                              -------          -------          -------         ------
FUNDS FROM OPERATIONS.....................................    $ 3,540          $ 2,844          $ 9,971         $7,655
                                                              =======          =======          =======         ======
FUNDS FROM OPERATIONS PER SHARE (DILUTED).................    $  0.32          $  0.28          $  0.93         $ 0.89
                                                              =======          =======          =======         ======
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED).............     11,147           10,299           10,775          8,616
                                                              =======          =======          =======         ======

         FFO increased by approximately $696,000, or 24.5% to $3.5 million for the three months ended September 30, 1999, from $2.8 million for the comparable period of 1998. FFO increased by approximately $2.3 million or 30.3% to $10.0 million for the nine months ended September 30, 1999, from $7.7 million for the comparable period of 1998. The increase for both periods is primarily the result of the Company's acquisition of additional income producing properties.

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

         The following table reports the actual results of operations for the nine months ended September 30, 1999, and the pro forma results of operations for the nine months ended September 30, 1998. The pro forma results give effect to the initial public offering as if it had occurred on January 1, 1998. Pro forma adjustments assume application of the net proceeds of the offering to purchase properties, retire mortgage indebtedness and other related adjustments. The following pro forma financial information is not necessarily indicative of the results of operations which would have been reported if the offering had occurred on the dates or for the periods indicated.

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              (IN THOUSANDS)
                                                         -------------------------
                                                        (ACTUAL)         (PRO FORMA)
                                                          1999               1998
                                                        --------         -----------
REVENUES:
   Rental income...............................          $19,275           $17,613
   Investment revenue..........................              260               376
                                                         -------           -------
     Total revenues............................           19,535            17,989
                                                         -------           -------
COSTS AND EXPENSES:
   Operating expenses..........................            5,123             4,482
   Depreciation and amortization...............            2,519             2,237
   Interest....................................            3,490             3,445
   General and administrative expenses.........            1,154               889
   Minority interest in earnings of
       consolidated subsidiary.................               71
                                                         -------           -------
       Total costs and expenses................           12,357            11,053
                                                         -------           -------
NET INCOME.....................................          $ 7,178           $ 6,936
                                                         =======           =======
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE.......................          $  0.67           $  0.68
                                                         =======           =======
NUMBER OF SHARES USED IN COMPUTING BASIC
   EARNINGS PER SHARE..........................           10,641            10,239
                                                         =======           =======
DILUTED EARNINGS PER SHARE.....................          $  0.67           $  0.67
                                                         =======           =======
NUMBER OF SHARES USED IN COMPUTING DILUTED
   EARNINGS PER SHARE..........................           10,775            10,299
                                                         =======           =======

         The following table reports the actual FFO calculation for the nine months ended September 30, 1999 and the pro forma FFO calculation for the nine months ended September 30, 1998 (In thousands):

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         -----------------------
                                                        (ACTUAL)        (PRO FORMA)
                                                          1999              1998
                                                         -------         -------
Net income.....................................          $ 7,178         $ 6,936
Depreciation of real estate assets.............            2,463           2,194
Amortization of leasing costs..................               34              37
Minority interest in earnings of
  consolidated subsidiary......................               71
Lease termination fees.........................              225            (450)
                                                         -------         -------
FUNDS FROM OPERATIONS..........................          $ 9,971         $ 8,717
                                                         =======         =======
FUNDS FROM OPERATIONS PER SHARE (DILUTED)......          $  0.93         $  0.84
                                                         =======         =======
WEIGHTED AVERAGE SHARES OUTSTANDING
   (DILUTED)...................................           10,775          10,299
                                                         =======         =======

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the principal sources of funding for the Company's operations, including the renovation, expansion, development and acquisition of shopping centers, have been operating cash flows, the issuance of equity securities and mortgage loans. The Company's principal demands for liquidity are costs associated with maintenance, repair and tenant improvements of existing properties, acquisitions and development activities, debt service and repayment obligations and distributions to its stockholders.

         As of September 30, 1999, the Company had total mortgage indebtedness of approximately $98.3 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average rate of 7.55% and collateralized by 17 of the Company's existing properties. The Company also has provided a $1.5 million letter of credit to secure certain obligations in connection with the acquisition of one of the Company's properties. This letter of credit is collateralized by a mixed-use property located in West Palm Beach, Florida.

         On February 4, 1999, the Company secured a $35.0 million Master Revolving Credit Agreement (the "Credit Agreement") with City National Bank of Florida. Advances under the Credit Agreement are limited to $16.6 million with any excess advances being conditioned on the lender securing participation from other lenders. The Credit Agreement accrues interest at 225 basis points over the thirty day LIBOR rate, payable monthly, adjusted every six months and matures February 4, 2002. Advances under the Credit Agreement will be used to fund property acquisitions, development activities and other Company activities, and are secured by four of the Company's properties. Through September 30, 1999, an aggregate of $11.2 million was outstanding under the Credit Agreement.

         The terms of the Credit Agreement allow the lender to cease funding and/or accelerate the maturity date if neither Mr. Katzman nor Mr. Valero remain as the executives in control of the Company. The Credit Agreement also limits the amount that can be borrowed for the purchase of vacant land and other customary conditions, including, among other things, the payment of commitment fees and the required delivery of various title, insurance, zoning and environmental assurances on secured properties. The Credit Agreement also contains various covenants, such as a prohibition on secondary financing on any of the secured properties.

         The Company completed an its initial public offering of its common stock in May 1998. Pursuant to the IPO, an aggregate of 4,700,000 shares of the Company's common stock were sold, of which 3,330,398 shares, generating net proceeds of approximately $33.0 million, were sold by the Company and 1,369,602 shares were sold by a stockholder of the Company. As of September 30, 1999, no proceeds from the IPO remained available for use.

         As of September 30, 1999, the Company had one major redevelopment project under construction that will be completed in three phases and add approximately 280,000 square feet of retail space to the Company's portfolio. Phase I was completed in July 1999 and Phases II and III are projected to be completed in the first quarter of 2000 and the fourth quarter of 2000, respectively. It is anticipated that future funding required for this project is estimated to be $11.5 million and will come from the Credit Agreement and other sources of indebtedness including mortgage indebtedness on certain unencumbered existing properties. Management expects this redevelopment to have a positive effect on cash generated by operating activities and Funds from Operations.

         The Company also has under construction Phase I of a new shopping center that will total approximately 73,000 square feet of retail space. This shopping center is located in Tallahassee, Florida and Phase I is projected to be completed in the first quarter of 2000 at an estimated remaining construction cost of $3.5 million.

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

         During the nine months ended September 30, 1999, the Company declared and paid cash dividends of $0.25, $0.25 and $0.26 per outstanding share of Common Stock in March, June and September 1999, respectively.

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

         An assessment of the readiness of year 2000 compliance of third party entities with which the Company has relationships, such as its banking institutions, tenants and others is ongoing. The Company has inquired, or is in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are either compliant or intend to be compliant by year end. The Company will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. The Company's initial assessment of compliance by third party entities is that there is not a material business risk to the Company posed by any such noncompliance and, as such, the Company has not yet developed any related contingency plans.

INFLATION

         Most of the Company's leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on tenant gross sales above predetermined levels, which rents generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

         On March 10, 1999, Gazit (1995), Inc., an affiliate of the Company, exercised 242,136 Series C Warrants at an exercise price of $8.25 per share producing total proceeds to the Company of $2.0 million. Approximately $1.1 million of these proceeds were used to pay down the Company's line of credit, while the remaining balance was applied towards the April 6, 1999 purchase of a K-Mart Lease at its Lantana Village Shopping Center for a purchase price of $2.6 million.

         On May 19, 1999, Gazit (1995), Inc. exercised 242,500 Series C Warrants at an exercise price of $8.25 per share producing total proceeds to the Company of $2.0 million. On June 16, 1999 two officers, Chaim Katzman and Doron Valero, of the Company exercised 91,500 Series C Warrants at an exercise price of $8.25 per share producing total cash proceeds of $210,000 and shareholder notes for $545,000. The proceeds were used to pay down the Company's line of credit.

         On August 24, 1999, Gazit (1995), Inc. and MGN (USA), Inc. exercised 57,500 and 398,760 Series C Warrants, respectively, at an exercise price of $8.25 per share producing cash proceeds of approximately $3.8 million. On September 16, 1999 one of the Company's officers, Chaim Katzman, exercised 18,844 Series C Warrants at an exercise price of $8.25 per share producing cash proceeds of $155,463. The proceeds were used to pay down the Company's line of credit.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The company held its 1999 Annual Meeting of Stockholders on June 30, 1999; two items were submitted to a vote of security holders at that time: (1) to elect one Class I Director to the Company's Board of Directors to hold office until the Company's 2002 Annual Meeting of Stockholders or until his successor is duly elected and qualified; and (2) to consider and vote upon a proposal to approve and ratify the Company's 1995 Stock Option Plan.

         With respect to Item 1, 9,280,915 votes were cast in favor of the re-election of Dr. Shaiy Pilpel as a Class I Director of the Company. No votes were withheld for voting for such nominee. With respect to Item 2, 8,766,677 votes were cast in favor of the proposal to approve and ratify the Company's 1995 Stock Option Plan, 565,439 votes were cast against the proposal and 13,127 votes were marked as abstentions. The composition of the Company's Board of Directos is currently as follows: Class I - Dr. Shaiy Pilpel; Class II - Chaim Katzman, Doron Valero and Ronald Chase; Class III - Noam Ben-Ozer and Robert L. Cooney.

ITEM 5.     OTHER INFORMATION

         None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                27.1      -     Financial Data Schedule

         (b) The Company's acquisition of Pine Island Plaza and Ridge Plaza (the "Properties") was reported on Form 8-K filed September 9, 1999 as amended on Form 8-K/A filed on November 8, 1999. The amended Form 8-K/A included: (i) audited combined statement of revenue and certain expenses of the Properties for the year ended December 31, 1998, (ii) unaudited combined statement of revenue and certain expenses of the Properties for the six months in the period ended June 30, 1999, (iii) unaudited pro forma consolidated balance sheet of the Company as of June 30, 1999, the unaudited pro forma consolidated statements of operations of the Company for the six months in the period ended June 30, 1999 and for the year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November__, 1999             EQUITY ONE, INC.

                                    /S/ CHAIM KATZMAN
                                    --------------------------------------------
                                    Chaim Katzman
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    /S/ PETER SACKMANN
                                    --------------------------------------------
                                    Peter Sackmann
                                    Controller
                                    (Principal Accounting Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
 27.1       Financial Data Schedule