Form 10-K405
period 1999-12-31
EQUITY ONE INC
filed 2000-03-30
CIK 1042810

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                              ---------------------

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS               ON WHICH REGISTERED
             -------------------              ---------------------
                    NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 27, 2000 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $30,489,159.

         As of March 27, 2000, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 11,502,907.

================================================================================

                                EQUITY ONE, INC.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                     PART I

ITEM 1.     BUSINESS........................................................2
ITEM 2.     PROPERTIES......................................................6
ITEM 3.     LEGAL PROCEEDINGS..............................................19
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............20


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..........................................20
ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA (DOLLARS IN
              THOUSANDS, EXCEPT PER SHARE DATA.............................21
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..........................22
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK.........................................................27
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................28
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE..........................28


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............28
ITEM 11.    EXECUTIVE COMPENSATION.........................................28
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT...................................................28
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................29


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K.....................................................29

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Equity One, Inc. and subsidiaries (collectively the "Company") is a self-administered, self-managed real estate investment trust ("REIT") that principally acquires, renovates, develops and manages community and neighborhood shopping centers anchored by national and regional supermarket chains ("Supermarket Centers"). At December 31, 1999, the Company's portfolio consisted of 28 properties, located primarily in metropolitan areas of Florida, and included 20 Supermarket Centers, two drugstore anchored shopping centers, five other mixed-use office and retail properties (collectively, the "Existing Properties") and one new Supermarket Center development. The Existing Properties are located primarily in the Miami, Orlando and Jacksonville metropolitan areas of Florida and contain an aggregate of 2.8 million square feet of gross leasable area ("GLA").

         The Company is currently developing several additions to its Existing Properties including the 52,911 square foot phase two of the Shops at Skylake, a Supermarket Center located in North Miami Beach, Florida; the 72,480 square foot new Supermarket Center located in Tallahassee, Florida; and several smaller development projects.

         The Company also owns an aggregate of 18.75 acres of land adjacent to certain of the Existing Properties and 4.4 acres of vacant land located in Southwest Miami-Dade County, Florida, substantially all of which is intended for retail development. The Company also has an option to purchase (the "Option")
10.0 acres of land in Southwest Miami-Dade County, Florida ("Coral Way"), which land is commercially zoned and has received county site plan approval for the development of up to a 100,000 square foot Supermarket Center, and 6.2 acres of vacant land adjacent to certain of the Existing Properties. The Option is exercisable by the Company until May 2003.

         The Company's Supermarket Centers are anchored by national and regional supermarkets such as Winn-Dixie, Publix, and Albertson's. Additional tenants which attract tenants and shoppers to the Company's Supermarket Centers (including national and regional supermarkets, "Anchor Tenants") include national retailers such as K-Mart, Home Depot Expo, Best Buy, AMC Theatre, Walgreens, and Eckerd. Non-Anchor Tenants of the Supermarket Centers include such well-known national and regional businesses as Einstein Bros. Bagels, Rainbow Shops, Boat US Marine, Little Caesars, Blockbuster Video, General Nutrition Center, Radio Shack, NationsBank, Play It Again Sports, and Chili's. The Company believes that Anchor Tenants offering daily necessity items generate regular consumer traffic and enhance the performance and stability of its properties. As of December 31, 1999, the Company's supermarket Anchor Tenants, other Anchor Tenants and non-Anchor Tenants contributed 22.9%, 14.2% and 62.9%, respectively, of the Company's aggregate annualized minimum rents and accounted for approximately 30.9%, 19.6% and 49.5%, respectively, of the Company's aggregate leased GLA.

RECENT DEVELOPMENTS

         On December 7, 1999, the Company completed the sale of Four Corners Shopping Center, a 115,178 square foot Supermarket Center in Tomball, Texas for the sales price of approximately $7.7 million. The net proceeds from the sale were used to fund a portion of the $92 purchase price of Mandarin Landing, a 141,541 square foot Supermarket Center, in Jacksonville, Florida for approximately $9.2 million on December 9, 1999. Mandarin Landing is anchored by a Publix supermarket and an Eckerd drugstore.

         On January 6, 2000, the Company purchased the Pizza Hut out-parcel in its existing Beauclerc Village Shopping Center in Jacksonville, Florida for $300,000.

         On January 31, 2000, the Company financed its Park Promenade Shopping Center ("Park Promenade"), a Supermarket Center located in Orlando, Florida, by executing a fixed rate mortgage note in the aggregate amount of $6.5 million. The net proceeds from this mortgage financing were used to satisfy a portion of amounts outstanding under the Company's Master Revolving Credit Agreement ("Credit Agreement").

         On February 22, 2000 the Company instituted a Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The primary purpose of the Plan is to give existing stockholders a convenient and economical way to reinvest all or a portion of their cash dividends in additional shares of the Company's common stock. A secondary purpose of the Plan is to provide the Company with an economical way to raise additional capital for general corporate purposes through sales of common stock to existing stockholders.

BUSINESS AND GROWTH STRATEGIES

         The Company was organized in June 1992 under the laws of the State of Maryland to acquire Supermarket Centers in high growth, densely populated areas throughout the Southeast capable of generating stable cash flows and maintaining long-term value. The Company selects properties for acquisition or development which have, or are suitable for, supermarket and other Anchor Tenants, and are adaptable over time for expansion, renovation and redevelopment. In order to take advantage of property management operating efficiencies and present attractive leasing opportunities to tenants who seek multiple locations in an area, the Company also targets properties within close proximity to its other properties. All properties must be well located and have high visibility, open air designs, ease of entry and exit and ample parking. The Company acquires both Supermarket Centers that are substantially fully leased (i.e., existing tenants occupy 85% or more of GLA), appropriately tenanted and well maintained ("Performing Supermarket Centers"), and Supermarket Centers which are not Performing Supermarket Centers which meet the Company's turnaround criteria ("Underperforming Supermarket Centers"). In acquiring Performing Supermarket Centers, the Company requires attractive and sustainable rates of return, and in acquiring Underperforming Supermarket Centers, the Company seeks opportunities to increase revenues primarily through renovation and re-tenanting.

         The Company believes that its management team possesses the experience and expertise necessary to identify, acquire, renovate, develop and manage additional Supermarket Centers. The Company's principal senior executives and property managers average more than 15 years experience in the real estate industry and have acquired and managed all the Existing Properties. Management believes that it has cultivated strong relationships with supermarkets and other Anchor Tenants which, in combination with its in-depth knowledge of the Company's primary markets, have contributed substantially to the Company's success in identifying, acquiring and operating its properties.

         Since its formation, the Company has experienced sustained growth in its real estate portfolio, revenues and net income. From December 31, 1993 to December 31, 1999, the Company increased total real estate assets and GLA to $216.6 million and 2.8 million square feet, respectively, from $28.5 million and 600,000 square feet, respectively. For the year ended December 31, 1999, total revenues and net income increased to $31.0 million and $13.6 million, respectively, from $2.1 million and $49,000, respectively, for the year ended December 31, 1993. For a discussion of the growth in the Company's funds from operations, see "Selected Consolidated Financial Data."

         The Company intends to maximize total return to stockholders by increasing cash flow per share and maximizing the value of its real estate portfolio. The Company believes it can achieve this objective primarily through the acquisition, renovation, development and management of Supermarket Centers and other properties which meet the Company's investment criteria. The Company believes it has certain competitive advantages which enhance its ability to capitalize on acquisition opportunities, including: (i) management's significant local market experience and expertise; (ii) the Company's long standing relationships with real estate brokers, tenants and institutional and other real estate owners in its current target markets; (iii) a streamlined acquisition process; (iv) access to capital; and (v) the ability to offer cash and tax advantaged structures to sellers.

         The Company intends to maintain significant flexibility with respect to the form of its acquisition transactions, using cash available from operations or lines of credit for sellers who seek immediate liquidity, as well as tax-advantaged partnership structures to attract tax-motivated sellers. Such structures may include entering into joint ventures or other types of co-ownership with the sellers, whether in the form of a limited partnership or, a limited liability company, with the Company acquiring a controlling interests in such ventures. The sellers may be offered interests in the ventures which are convertible or exchangeable for shares of common stock or otherwise allow the seller to participate in the financial condition of the Company. The Company may in the future acquire all or substantially all of the securities of other REITs or similar entities when such investments would be consistent with the Company's investment objectives.

         The Company's principal business and growth strategies are as follows:

         ACQUISITION OF PERFORMING SUPERMARKET CENTERS. The Company intends to acquire Performing Supermarket Centers that offer attractive and sustainable rates of return in areas throughout the Southeast having demographic characteristics similar to those of its present markets. Acquisitions of Performing Supermarket Centers in 1999 include Walden Woods Shopping Center ("Walden Woods"), Park Promenade Shopping Center, Pine Island Plaza ("Pine Island Plaza") and Ridge Plaza ("Ridge Plaza"). Acquisitions of Performing Supermarket Centers in 1998 include, Lantana Village Shopping Center ("Lantana Village") and Summerlin Square Shopping Center ("Summerlin Square").

         The Company will target Performing Supermarket Centers which are adaptable to expansion, renovation and redevelopment, and in order to maximize property management efficiencies, present attractive leasing opportunities to tenants who seek multiple locations in one general area. The Company will seek Supermarket Centers which offer daily necessities and value-oriented merchandise and have high visibility, open-air designs, ease of entry and exit and ample parking. Given the Company's relationship with certain Anchor Tenants, particularly supermarkets, and its operational expertise, the Company anticipates that it will be able to enhance the performance of properties satisfying its acquisition criteria. When entering new markets, the Company considers its ability to increase and concentrate holdings in order to achieve economies of scale.

         The Company has developed an integrated methodology for sourcing and completing acquisitions. The Company believes it has favorable access to potential acquisition opportunities by virtue of its relationships with brokers, tenants, financial institutions, development agencies, contractors, and others involved in the real estate market. Additionally, the Company believes that as institutional investors in real estate become less willing to own and manage significant real estate assets and more comfortable with indirect investments, such investors will become significant sellers of properties and the Company will be an attractive purchaser in its target markets. The Company conducts its review procedures with the full participation of the Company's senior officers, which, combined with the Company's access to capital and knowledge of existing markets, allows the Company to make expedited determinations and consummate transactions quickly.

         When evaluating potential acquisitions and development projects, the Company considers such factors as (i) economic, demographic, and regulatory and zoning conditions in the property's local and regional market; (ii) the location, construction quality, and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow;
(iv) Anchor Tenants' and other tenants' gross sales per square foot measured against industry standards; (v) the potential for capital appreciation of the property; (vi) the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; (vii) the occupancy and demand by tenants for properties of a similar type in the market area; (viii) the potential to complete a strategic renovation, expansion, or re-tenanting of the property; (ix) the property's current expense structure and the potential to increase operating margins; (x) the ability of the Company to subsequently sell or refinance the property; and
(xi) competition from comparable retail properties in the market area.

         ACQUISITION OF UNDERPERFORMING SUPERMARKET CENTERS. The Company intends to acquire Underperforming Supermarket Centers that meet the Company's turnaround criteria, which include having the potential to increase revenues and operating cash flows through renovation and re-tenanting. Underperforming Supermarket Centers are typically undercapitalized, poorly managed and/or poorly maintained and may require significant capital improvements. The Company also requires attractive location and market demographics, favorable purchase terms, and the willingness of supermarket and other Anchor Tenants to commit to lease space. The Company believes that its market knowledge, strong relationships with supermarkets and other Anchor Tenants and its capabilities in renovation and redevelopment, are particularly integral to its ability to acquire and reposition Underperforming Supermarket Centers.

         When evaluating such acquisitions, the Company considers factors similar to those applied in the acquisition of Performing Supermarket Centers, and will complete acquisitions only after a completion of thorough due diligence process, including an in-depth study of the reasons for the center's failure to perform, the community demographics, the costs of renovation or redevelopment, and the willingness of acceptable Anchor Tenants and other tenants to commit to the site. Similarly, the Company believes that its competitive advantage is enhanced by its ability to conduct an efficient due diligence investigation and its ability to commit to, and fund, an acquisition that is structured so as to meet the requirements of a seller with respect to receiving cash or tax deferred benefits. Furthermore, the Company's relationships with Anchor Tenants who are familiar with the Company's commitment to quality construction, maintenance and operations aid it in obtaining preleasing expressions of interest before the Company's decision to acquire the property is made.

         In addition, the acquisition of Underperforming Supermarket Centers frequently provides the Company with an opportunity to buy adjacent undeveloped land whose value is depressed by its proximity to the Underperforming Supermarket Center. The value of the undeveloped land can then be enhanced by the Company's rehabilitation program.

         REDEVELOPMENT AND DEVELOPMENT OF SUPERMARKET CENTERS. The Company will redevelop existing and develop new Supermarket Centers with characteristics similar to those of the Existing Properties. The Company will consider development only if the overall economics of developing a property appear to be more favorable than acquiring and/or redeveloping an existing property. For example, in August 1997 the Company acquired an existing community shopping center, which has been renamed the Shops at Skylake, and is being comprehensively redeveloped into a 280,000 square foot Supermarket Center. The first phase was completed in July 1999 and consisted of 94,921 square feet of retail space anchored by a 51,420 square foot Publix supermarket. Phase two is nearing completion and phase three is projected to be under construction by year-end 2000. Upon completion, the construction costs of the redevelopment are expected to total $19.5 million. In January 1999, the Company acquired 28 acres of undeveloped land in Tallahassee, Florida for the development of Forest Village Shopping Center, a 170,000 square foot Supermarket Center. The first phase will be completed in April 2000 and will consist of 72,480 square feet of retail space anchored by a Publix supermarket.

         In addition, at December 31, 1999 the Company owned 18.75 acres of land adjacent to certain of the Existing Properties, substantially all of which is intended for retail development. The Company has also exercised an option to purchase a parcel of vacant land across from its executive offices in Miami Beach, Florida where it plans to develop a mixed-use office/retail tower with 70,000 square feet of GLA and a 250 car parking garage. The Company also owns
4.4 acres of vacant land located in Southwest Miami-Dade County, Florida which will be developed into a small retail center anchored by a drugstore. The Company has an Option to purchase Coral Way, which has received site plan approval for development of up to a 100,000 square foot Supermarket Center.

         Although the Company previously has concentrated on the acquisition of existing Supermarket Centers, the Company believes that, as a result of changing market conditions, development and redevelopment will provide significant growth opportunities in the future. Accordingly, it may acquire or option parcels of land that are likely to be subject to increased development in its target markets. In connection with its development activities, the Company has hired a Head of Development with 25 years of experience to lead its development department.

         INCREASING REVENUES AND INCREASING OPERATING MARGINS. The Company will continue to seek to improve the financial performance of its portfolio by increasing revenues (through increased occupancy and/or rental rates), maintaining high tenant retention rates (i.e., the percentage of tenants who renew their leases upon expiration), replacing certain existing tenants with more creditworthy tenants, and aggressively managing operating expenses. Most of the Company's lease agreements provide for percentage rents, indexed rent increases (based on CPI or other criteria) and/or have scheduled rent escalations. The Company believes that substantially all its properties are in desirable locations that are experiencing rising rents, low vacancy rates, and increased demand, which allows the Company to renew leases, or relet space under expired leases, at favorable rents. There is no assurance that such trends will continue because any significant increases in vacancy rates and/or decreases in demand could adversely affect the Company's ability to renew such leases or relet space under expired leases at favorable rates. Increased competition, changes in economic conditions and declines in tenant retention levels could adversely affect the Company's ability to improve the financial performance of its property portfolio.

         The Company has developed strong relationships with its Anchor Tenants by continually striving to promote tenant satisfaction by anticipating and responding to their requirements. A number of the Company's Anchor Tenants have evidenced this satisfaction by expanding their leased space within the Company's properties. For example, at Commonwealth Shopping Center ("Commonwealth"), the Company invested $1.3 million to expand Winn-Dixie's space by 12,000 square feet, and in return Winn-Dixie (i) increased its annual minimum rent by approximately $144,000, starting in March 1998 and (ii) extended its lease for an additional 20-year period.

         In addition, the Company seeks to increase operating results through the strategic renovation and/or expansion of properties that are typically adaptable for varied tenant layouts which can be reconfigured to accommodate new tenants or the changing space needs of existing tenants. For example, the Company is presently renovating a vacant office building at its Point Royale Shopping Center into an additional 10,000 square feet of retail space at an estimated construction cost of $750,000. The Company expects that this renovation should be completed in June 2000.

         OTHER ACQUISITIONS. The Company may from time to time acquire or develop, on a highly selective basis, other types of income-producing commercial properties which present superior opportunities for a return on its investment in markets in which the Company has significant expertise.

ITEM 2.  PROPERTIES

         The Company maintains its principal executive office in an office building located on an outparcel at Shops at Skylake in North Miami Beach, Florida. The Company also maintains its principal management office in the Equity One Office Building, in Miami Beach, Florida.

         At December 31, 1999, the Company's Existing Properties, consisting primarily of Supermarket Centers, contained an aggregate of 2.8 million square feet of GLA. All of the Company's Supermarket Centers and drugstore anchored centers were developed after 1982. Management believes that the location and quality of its Existing Properties have enabled the Company to develop and retain an attractive and diverse tenant base. As of December 31, 1999, the Existing Properties were 94.9% leased to 1,012 tenants.

         The following table provides a brief description of each of the Company's Existing Properties:

                                                                  NET
                                                               OPERATING      AVERAGE
                                     GLA                       INCOME FOR     MINIMUM
                                  (SQ. FT.)                    THE YEAR       RENT PER        PERCENT
                                      AT                         ENDED       LEASED SQ.      LEASED AT
                        DATE       DEC. 31,      NUMBER OF      DEC. 31,     FT. AS OF         DEC. 31,        CERTAIN
      PROPERTY        ACQUIRED       1999         TENANTS         1999      DEC. 31, 1999       1999           TENANTS
------------------  ------------  ----------  --------------  -----------  ---------------  -------------  --------------
SUPERMARKET AND DRUGSTORE ANCHORED CENTERS:
SOUTH FLORIDA
-------------

Bird Ludlum           August       192,327           47       $ 2,451,956       $13.30           97.2%       Winn-Dixie,
  Shopping Center      1994                                                                                  McDonalds,
Miami, FL                                                                                                    Eckerd,
                                                                                                             Blockbuster
                                                                                                             Video, Vision
                                                                                                             Works

Lantana Village       January      170,110           26       $    954,832       $6.43           99.6%       Winn-Dixie,
  Shopping Center      1998                                                                                  K-Mart, Rite-Aid,
Lantana, FL                                                                                                  Denny's

Pine Island Plaza     August       254,907           46       $    740,161       $8.65           95.6%       Publix, Home
Davie, FL              1999                                                                                  Depot Expo,
                                                                                                             Bealls, Rite-Aid,
                                                                                                             Garcia's

Plaza Del Rey         December      50,146           20       $    592,317      $12.27           96.4%       Navarro, Rent A
  Shopping Center      1992                                                                                  Center, Discount
Miami, FL                                                                                                    Auto

Pointe Royale          July        199,068           21       $  1,106,662       $5.88           97.8%       Winn-Dixie, Best
  Shopping Center      1995                                                                                  Buy, Eckerd,
Miami, FL                                                                                                    Hollywood Video

Ridge Plaza           August       155,204           26       $    440,530       $8.57           90.3%       AMC Theatre,
Davie, FL              1999                                                                                  Kabooms, Republic
                                                                                                             Security Bank

Shops at Skylake      August        94,921(1)        17       $    736,171      $13.89           97.0%       Publix, Radio
N. Miami Beach, FL     1997                                                                                  Shack,
                                                                                                             Blockbuster

Summerlin Square        May        109,156           23       $    918,085      $10.64           92.9%       Winn-Dixie,
  Shopping Center      1998                                                                                  Eckerd, Mobil,
Fort Myers, FL                                                                                               Perkins

West Lakes Plaza      November     100,747           26       $    860,202      $10.26           96.9%       Winn-Dixie,
  Shopping Center      1996                                                                                  Navarro Pharmacy
Miami, FL

CENTRAL FLORIDA
---------------

East Bay Plaza         July         85,426           16       $    386,488       $7.43           79.0%       Albertson's (2),
  Shopping Center      1993                                                                                  Scotty's,
Largo, FL                                                                                                    Hollywood Video,
                                                                                                             Boat America

Eustis Square         October      126,791           22       $    698,233       $6.87           93.7%       Publix, Bealls,
  Shopping Center      1993                                                                                  Walgreens
Eustis, FL

Forest Edge           December      68,631           12       $    368,623       $6.89          100.0%       Winn-Dixie,
  Shopping Center      1996                                                                                  Rent-A-Center,
Orlando, FL                                                                                                  Auto Zone

Lake Mary Shopping    November     288,450           53       $  3,017,912      $11.41           99.2%       Albertson's,
  Center               1995                                                                                  K-Mart, General
Lake Mary, FL                                                                                                Cinema


                                                                  NET
                                                               OPERATING      AVERAGE
                                     GLA                       INCOME FOR     MINIMUM
                                  (SQ. FT.)                    THE YEAR       RENT PER        PERCENT
                                      AT                         ENDED       LEASED SQ.      LEASED AT
                        DATE       DEC. 31,      NUMBER OF      DEC. 31,     FT. AS OF         DEC. 31,        CERTAIN
      PROPERTY        ACQUIRED       1999         TENANTS         1999      DEC. 31, 1999       1999           TENANTS
------------------  ------------  ----------  --------------  -----------  ---------------  -------------  --------------
SUPERMARKET AND DRUGSTORE ANCHORED CENTERS:
Park Promenade         January     125,818           25       $   825,709      $8.96            87.5%       Publix,
 Shopping Center        1999                                                                                Blockbuster Video
Orlando, FL

Walden Woods           January      74,336           10       $   375,851      $6.53           100.0%       Winn-Dixie,
 Shopping Center        1999                                                                                Walgreens
 Plant City, FL

NORTH FLORIDA
-------------

Atlantic Village        June       100,559           25       $   762,163      $9.40            95.3%       Publix, GNC,
  Shopping Center       1995                                                                                JoAnne Fabrics
Atlantic Beach, FL

Beauclerc Village       June        67,927           10       $   349,648      $5.94            96.5%       Discount Oak &
  Shopping Center       1998                                                                                More, Big Lots
Jacksonville, FL

Commonwealth          February      81,467           13       $   513,529      $7.96            89.5%       Winn-Dixie,
  Shopping Center       1994                                                                                Rent-A-Center
Jacksonville, FL

Fort Caroline          January      74,546            8       $   438,814      $7.03            91.1%       Winn-Dixie,
  Trading Post          1994                                                                                Eckerd, McDonalds
Jacksonville, FL

Mandarin Landing      December1999 141,541           31       $    73,125      $8.44            95.2%       Publix, United
  Shopping Center                                                                                           Artist Theater,
Jacksonville, FL                                                                                            Eckerd

Monument Pointe        January      75,128           15       $   447,555      $6.38           100.0%       Winn-Dixie, Eckerd
  Shopping Center       1997
Jacksonville, FL

Oak Hill Shopping     December      78,492           15       $   402,047      $6.44            87.4%       Publix,
  Center                1995     ----------  --------------  ------------  ---------------  -----------     Walgreens, Family
Jacksonville, FL                                                                                            Medical Center

TOTAL/WEIGHTED AVERAGE           2,715,698          507       $17,460,616      $8.88            95.0%
SUPERMARKET AND                  ----------  --------------  ------------  ---------------  -----------
DRUGSTORE-ANCHORED CENTERS

OTHER PROPERTIES:

Diana Building        February      18,707            4       $    93,703     $13.66            93.5%       Fat Tuesday's,
West Palm Beach, FL     1995                                                                                Jester.com
West Palm Beach, FL

Equity One Office       April       28,980           10       $   262,502     $12.78            89.6%       City of Miami
  Building              1992                                                                                Beach Parking
Miami Beach, FL                                                                                             Department

Mandarin                 May        52,880          472       $   194,103        N/A            88.4%       --
 Mini-Storage           1994
Jacksonville, FL


                                                                  NET
                                                               OPERATING      AVERAGE
                                     GLA                       INCOME FOR     MINIMUM
                                  (SQ. FT.)                    THE YEAR       RENT PER        PERCENT
                                      AT                         ENDED       LEASED SQ.      LEASED AT
                        DATE       DEC. 31,      NUMBER OF      DEC. 31,     FT. AS OF         DEC. 31,        CERTAIN
      PROPERTY        ACQUIRED       1999         TENANTS         1999      DEC. 31, 1999       1999           TENANTS
------------------  ------------  ----------  --------------  -----------  ---------------  -------------  --------------
OTHER PROPERTIES:

Montclair Apartments   August          9,375            18    $    52,356        N/A            94.7%       --



Restaurant Property      May          10,000             1    $   104,423     $12.00           100.0%      LHD Restaurant
Miami Beach, FL         1998      ----------  --------------  -----------  ---------------  -------------  Corp., d/b/a El
                                                                                                           Novillo


    TOTAL/WEIGHTED AVERAGE           119,942           505    $   707,087     $12.92            91.0%
       OTHER PROPERTIES           ----------  --------------  -----------  ---------------  -------------

    TOTAL/WEIGHTED AVERAGE         2,835,640         1,012    $18,167,703     $ 8.96            94.9%
        ALL PROPERTIES            ==========  ==============  ===========  ===============  =============

-------------------------------

(1)  Includes completion of phase one and certain out parcels. See
     "Redevelopment and Development Properties."

(2) Albertson's is located on property contiguous to the Company's property which is not owned by the Company. Accordingly, Albertson's does not pay base rent or make payments to the Company for common area maintenance and similar charges at this location.


REDEVELOPMENT AND DEVELOPMENT PROPERTIES

         SHOPS AT SKYLAKE. In August 1997 the Company acquired an existing community shopping center located in North Miami Beach, Florida, for $11.8 million. The Company has demolished the former property and is developing a new Supermarket Center containing 280,000 square feet of GLA to be built in three phases. The 95,000 square foot phase one was completed in July 1999, and includes a 51,420 square foot Publix supermarket. The 53,000 square foot phase two, consisting of office and retail space, will open in the second quarter of 2000. Construction of phase three, comprising up to 132,000 square feet of retail space, is expected to commence by year-end 2000. Construction costs for phase one, including the Blockbuster and Radio Shack out parcel, totaled approximately $7.6 million; construction costs through December 31, 1999 for phase two totaled approximately $1.9 million with an estimated $2.2 million to complete; and phase three construction costs are projected to total approximately $7.8 million.

         LAND FOR DEVELOPMENT. The Company owns 18.75 acres of vacant land adjacent to certain of the Existing Properties, substantially all of which the Company intends to develop as retail space. The Company has commenced construction of 15,000 square feet of retail space on a portion of 5.0 acres adjacent to Lake Mary Shopping Center, and 10,000 square feet of retail space on
1.0 acre adjacent to Point Royale Shopping Center at estimated construction costs of $1.2 million and $750,000, respectively. Both of these development projects should be completed in the second quarter 2000.

         In January 1999, the Company acquired approximately 28 acres of undeveloped commercially zoned land in Tallahassee, Florida on which it is developing the Forest Village Shopping Center. The Company will complete the 72,480 square foot phase one, which includes a 37,866 square foot Publix supermarket on 13.0 acres of land in April 2000 at an estimated construction cost of approximately $6.1 million. Phase two is projected to be completed by June 2002 at an estimated construction cost of approximately $6.0 million.

OPTION PROPERTY

         CORAL WAY. The Company has an Option, exercisable until May 2003, to acquire 10.0 acres of vacant land at Coral Way for $2.0 million. Coral Way is commercially zoned and has received county site plan approval for the development of up to a 100,000 square foot Supermarket Center. Coral Way is located in a newly rezoned high growth area of Southwest Miami-Dade County, Florida. The Company anticipates that it will exercise this Option and develop this property as a Supermarket Center to be completed by March 2002, although there can be no assurance that it will do so. The acquisition and development costs of Coral Way are anticipated to be approximately $12.0 million.

         LAND FOR DEVELOPMENT. The Company also has an Option, exercisable until May 2003, to purchase 6.20 acres of vacant residentially zoned land adjacent to Bird Ludlum Shopping Center, for a purchase price of $1.1 million.

         The following table provides additional information with respect to the Company's properties held for redevelopment and development and properties, which the Company has an option to acquire:

                                                                               NUMBER OF     DEVELOPABLE     CURRENT
                 PROPERTY                        LOCATION         ACREAGE       PARCELS      SQUARE FEET     ZONING
---------------------------------------------    --------         -------       -------      -----------     ------
REDEVELOPMENT/DEVELOPMENT PROPERTIES
Skylake (1) .................................   Miami-Dade, FL     16.00            1          188,000        Retail
Adjacent to Commonwealth ....................   Jacksonville, FL    0.50            1            6,000        Retail
Adjacent to Fort Caroline ...................   Jacksonville, FL    0.50            1            7,000        Retail
Adjacent to Oak Hill ........................   Jacksonville, FL    0.25            1            6,000        Retail
Adjacent to Lake Mary (2) ...................   Lake Mary, FL       5.00            1           70,000        Retail
Adjacent to Lantana Village .................   Lantana, FL         0.50            1            6,000        Retail
Adjacent to Summerlin Square ................   Fort Myers, FL     10.50            2           95,000        Retail
Adjacent to Pt. Royale (3) ..................   Miami, FL           1.00            1           10,000        Retail
Adjacent to Equity One Office Building ......   Miami Beach, FL     0.50            2           70,000        Office
Vacant Land .................................   Miami-Dade, FL      4.40            2           30,000        Retail
Vacant Land (4) .............................   Tallahassee, FL    15.00            1          100,000        Retail
Vacant Land (5) .............................   Jacksonville, FL    0.60            1            8,700        Retail
                                                                  -------       -------        --------
Total--Redevelopment/Development Properties..                      54.75           15          596,700
                                                                  -------       -------        --------
OPTION PROPERTIES

Coral Way ...................................   Miami-Dade, FL     10.00            1          100,000        Retail
Adjacent to Bird Ludlum .....................   Miami, FL           6.20            1              150        Residential
                                                                  -------       -------        --------
Total--Option Properties ....................                      16.20            2          100,150
                                                                  -------       -------        --------
Total .......................................                      70.95           17          696,850
                                                                  =======       =======        ========
-----------------------------

(1)  See "Additional Information Concerning the Existing Properties".

(2) 15,000 of the 70,000 developable square feet are currently under construction.

(3)  The 10,000 developable square feet are currently under construction.

(4)  This 15 acres of commercially zoned land is adjacent to the Forest Village
     Shopping Center, which is currently under development as a 72,480 square foot Supermarket Center on 13 acres of land.

(5) The 8,700 square feet are currently under development as a property known as Losco Corners. Losco Corners is located next to a Winn-Dixie in a shopping center not owned by the Company.


MAJOR TENANTS

         The following table sets forth the GLA of the Existing Properties, excluding Mandarin Mini-storage facility and the Montclair Apartments, leased to Supermarket Anchor Tenants, other Anchor Tenants and non-Anchor Tenants as of December 31, 1999.

                                        SUPERMARKET
                                          ANCHOR      OTHER ANCHOR      NON-ANCHOR
                                         TENANTS         TENANTS          TENANTS            TOTAL
                                         -------         -------          -------            -----
Existing Properties (sq. ft.) ........   812,931         517,246         1,303,912         2,634,089
Percentage of Total Leased GLA .......     30.86%          19.64%            49.50%           100.00%


         The following table sets forth as of December 31, 1999, information regarding leases with the Company's ten largest tenants:

                                                                                                     PERCENT OF
                                                                                                      AGGREGATE
                                                GLA                              ANNUALIZED      ANNUALIZED MINIMUM
               TENANT                        (SQ. FT.)      NUMBER OF STORES    MINIMUM RENT          RENT(1)
------------------------------------        ----------      ----------------   --------------    -------------------
Winn-Dixie..........................          450,919              10          $  2,844,985            12.1%
Publix(2)...........................          298,873               7             1,990,584             8.4%
K-Mart..............................          171,289               2               814,754             3.5%
General Cinema......................           35,712               1               633,888             2.7%
Albertson's.........................           63,139               1               568,251             2.4%
Eckerd..............................           59,424               6               480,886             2.0%
AMC Theatre.........................           27,000               1               378,000             1.6%
Best Buy............................           91,472               1               365,888             1.5%
Walgreens...........................           46,193               4               358,337             1.5%
Home Depot Expo.....................           86,156               1               323,085             1.4%
                                            ----------      ----------------   --------------    -------------------
     Total..........................        1,330,177              34           $ 8,758,658            37.1%
                                            ==========      ================   ==============    ===================
-------------------------

(1) Annualized minimum rent does not include Mandarin Mini-storage and Montclair apartments.

(2) Does not include the Publix being developed at Forest Village, which will occupy 37,866 square feet of GLA for a lease term of 20 years.


LEASE EXPIRATIONS

         The following table sets forth the anticipated expirations of the Company's tenant leases at December 31, 1999 (excluding renewal options, the Mandarin mini-storage facility and the Montclair Apartments) for each year from 2000 through 2009 and thereafter:

                                                                                       PERCENT OF
                                                         PERCENT OF    ANNUALIZED       AGGREGATE     AVERAGE ANNUAL
                           NUMBER OF        GLA             TOTAL     MINIMUM RENT      ANNUALIZED     MINIMUM RENT
          YEAR             LEASES (1)     (SQ. FT.)     OCCUPIED GLA  AT EXPIRATION    MINIMUM RENT     PER SQ. FT.
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
Month-to-month...........       4          11,200           0.40%     $    115,353          0.47%       $    10.30
2000.....................      91         204,132           7.36%        2,022,092          8.23%             9.91
2001 (2).................     109         238,867           8.61%        2,699,383         10.98%            11.30
2002.....................      94         212,930           7.68%        2,371,895          9.65%            11.14
2003.....................      65         173,445           6.25%        2,279,268          9.27%            13.14
2004 (2).................      68         312,253          11.26%        2,644,834         10.76%             8.47
2005 (2).................      20         166,669           6.01%        1,197,429          4.87%             7.18
2006.....................       9         129,128           4.66%          934,260          3.80%             7.24
2007.....................      16         231,158           8.34%        2,391,011          9.73%            10.34
2008.....................      12         138,152           4.98%        1,305,336          5.34%             9.45
2009.....................       6          68,870           2.48%        1,005,232          4.09%            14.60
Thereafter...............      24         747,285          26.95%        5,612,237         22.84%             7.51
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
SUB-TOTAL/AVERAGE........     518       2,634,089          94.98%     $ 24,578,330        100.00%       $     9.33
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
Vacant...................      56         139,296           5.02%                0            NA                NA
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
TOTAL/AVERAGE............     574       2,773,385         100.00%     $ 24,578,330        100.00%       $     8.86
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
-------------------------
(1)  Does not include the Publix being developed at Forest Village, which will occupy 37,866 square feet of GLA.

(2)  Does not include four lease agreements with Walgreens expiring in the years
     2019, 2024, 2031 and 2034, which Walgreens may terminate in 2005, 2004,
     2001 and 2004, respectively, which had annual minimum rents of $82,285, $100,750, $87,352, $87,750.


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

ADDITIONAL INFORMATION CONCERNING THE EXISTING PROPERTIES

         As of December 31, 1999, three of the Supermarket Centers, Bird Ludlum, Lake Mary, and Pine Island Plaza had either a book value equal to or greater than 10.0% of the Company's total assets, or gross revenues which accounted for more than 10.0% of the Company's aggregate gross revenues.

         BIRD LUDLUM. Bird Ludlum is a 192,327 square foot Supermarket Center occupied by 47 tenants, located at the intersection of Bird Road and Ludlum Road in Miami, Florida. Traffic count at the Bird Ludlum center averages approximately 85,000 vehicles per day. The property is located approximately one mile east of the Palmetto Expressway, a major Miami roadway. Bird Ludlum is located in a densely populated trade area of Miami with a population of over 158,000 within a three-mile radius, and a median household income of $51,621 per year. This property includes five out-parcel buildings, and has attracted a full range of national and regional chain store tenants including Winn-Dixie, Eckerd, Blockbuster, Radio Shack and Little Caesars. Outparcel buildings are occupied by Visionworks, McDonalds, Dairy Queen, Jiffy Lube and NationsBank.

         In 1996, the Company purchased 7.4 acres of vacant land adjacent to Bird Ludlum for a purchase price of $1.1 million. During early 1997, the Company utilized approximately 1.2 acres of this land to build a parking lot for 150 automobiles. The remaining 6.2 acres of vacant land was transferred to a partnership controlled by affiliates of the Company and is subject to an Option held by the Company to acquire the vacant land at a cost of $1.1 million up to 2003.

         Winn-Dixie, the only tenant which occupies more than 10.0% of the GLA at Bird Ludlum, occupies 44,400 square feet of GLA under a lease which expires in December 31, 2007, with five renewal options of five years each. The annual minimum rent payable by Winn-Dixie under this lease is $399,600. For the years ended June 30, 1997, 1998 and 1999, Winn-Dixie reported sales of $23.3 million, $24.8 million and $26.6, respectively.

         The following table sets forth a schedule of lease expirations and other information concerning leases at Bird Ludlum, assuming none of the tenants exercise renewal options:

                                                                                       PERCENT OF        AVERAGE
                                                                       ANNUALIZED       AGGREGATE         ANNUAL
                           NUMBER OF         GLA        PERCENT OF    MINIMUM RENT     ANNUALIZED      MINIMUM RENT
         YEAR               LEASES        (SQ. FT.)      TOTAL GLA    AT EXPIRATION   MINIMUM RENT      PER SQ. FT.
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
Month-to-month........         0                0          0.00%      $           0       0.00%         $     0.00
2000..................         5           19,926         10.36%            222,391       8.39%              11.16
2001..................        14           31,570         16.41%            408,726      15.41%              12.95
2002..................         7           13,805          7.18%            241,191       9.09%              17.47
2003..................         9           30,215         15.71%            478,448      18.04%              15.83
2004..................         3            4,766          2.48%             73,612       2.78%              15.45
2005..................         2            4,500          2.34%             81,396       3.07%              18.09
2006..................         0                0          0.00%                  0       0.00%               0.00
2007..................         4           63,952         33.25%            834,634      31.47%              13.05
2008..................         3           18,148          9.44%            311,621      11.75%              17.17
2009..................         0                0          0.00%                  0       0.00%               0.00
Thereafter............         0                0          0.00%                  0       0.00%               0.00
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
SUB-TOTAL/AVERAGE.....        47          186,882         97.17%       $  2,652,019     100.00%         $    14.19
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
Vacant................         1            5,445          2.83%                  0         NA                  NA
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
TOTAL/AVERAGE.........        48          192,327        100.00%       $  2,652,019     100.00%         $    13.79
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------


         The average annual rental income per square foot of GLA at Bird Ludlum for the years ended December 31, 1997, 1998 and 1999 was $17.00, $17.72 and $17.30, respectively.

         At the time of its acquisition by the Company, Bird Ludlum was 96.0% leased. For each of the years ended December 31, 1997, 1998 and 1999, the percentage of Bird Ludlum that was leased was 100.0%, 97.2%, and 97.2%, respectively.

         Depreciation (for tax purposes) on Bird Ludlum is as follows: (i) approximately $14.2 million of the basis is being depreciated on a straight line basis over 40 years, and (ii) approximately $1.3 million of the basis uses a 15-year Accelerated Cost Recovery System ("ACRS") depreciation. Depreciation for book purposes is calculated on a straight-line basis over 40 years.

         LAKE MARY. Lake Mary is a 288,450 square foot Supermarket Center occupied by 53 tenants which is at the southeast corner of Lake Mary Boulevard and Lake Emma Road in Lake Mary, Seminole County, Florida, in the Orlando metropolitan area. The shopping center is located in an area with a population of over 32,000 people within a three-mile radius and a median household income of $60,781 per year. The property was originally constructed during 1987 and 1988. Certain improvements and additions were made to Lake Mary in 1990. Lake Mary, which is situated on a 47.0 acre parcel, has attracted a full range of national and regional chain store tenants including K-Mart, Albertson's, General Cinema, Chili's, Burger King, Einstein Bros. Bagels, Carvel Ice Cream, Radio Shack, Little Caesars and H&R Block.

     Three tenants, K-Mart, Albertson's and General Cinema, each occupy in excess of 10.0% of the GLA at Lake Mary. K-Mart occupies 86,479 square feet of GLA under a lease which expires in August, 2013. The annual minimum rent is $497,254. For the years ended August 31, 1997, 1998 and 1999, K-Mart reported sales of $9.8 million, $11.9 million and $13.7 million, respectively. Albertson's occupies 63,139 square feet of GLA under a lease which expires in June 30, 2012, with four renewal options of five years each. The annual minimum rent under the Albertson's lease is $568,251, increasing to $599,820 in June 2002 and $631,390 in June 2007. For the years ended May 31, 1997, 1998 and 1999,
Albertson's reported sales of $28.3 million, $29.5 million and $33.3 million, respectively. General Cinema occupies 35,712 square feet of GLA under a lease which expires May 31, 2010. The annual minimum rent is $633,888. For each of the years ended December 31, 1997, 1998 and 1999, General Cinema reported sales of $1.6 million.

         The following table sets forth a schedule of lease expirations and other information concerning leases at Lake Mary, assuming none of the tenants exercise renewal options:

                                                                                       PERCENT OF         AVERAGE
                                                                       ANNUALIZED       AGGREGATE          ANNUAL
                           NUMBER OF         GLA        PERCENT OF    MINIMUM RENT     ANNUALIZED       MINIMUM RENT
         YEAR               LEASES        (SQ. FT.)      TOTAL GLA    AT EXPIRATION   MINIMUM RENT      PER SQ. FT.
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
Month-to-month........         2            2,600            0.90%    $      39,000        1.16%       $     15.00
2000..................         5           12,278            4.26%          157,437        4.70%             12.82
2001..................        15           28,401            9.85%          390,295       11.64%             13.74
2002..................        13           26,456            9.17%          411,465       12.28%             15.55
2003..................         9           12,182            4.22%          186,584        5.57%             15.32
2004..................         3            4,050            1.40%           53,238        1.59%             13.15
2005..................         1            1,150            0.40%           18,687        0.56%             16.25
2006..................         0                0            0.00%                0        0.00%              0.00
2007..................         1            3,909            1.36%          138,000        4.12%             35.30
2008..................         1            3,900            1.35%          114,527        3.42%             29.37
2009..................         0                0            0.00%                0        0.00%              0.00
Thereafter............         4          191,329           66.33%        1,842,532       54.96%              9.63
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
SUB-TOTAL/AVERAGE.....        54          286,255           99.24%    $   3,351,765      100.00%       $     11.71
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
Vacant................         1            2,195            0.76%                0          NA                 NA
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
TOTAL/AVERAGE.........        55          288,450          100.00%    $   3,351,765      100.00%       $     11.62
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------


         The average rental income per square foot of GLA at Lake Mary for the years ended December 31, 1997, 1998 and 1999 was $12.95, $13.19 and $13.25,
respectively.

         At the time of its acquisition by the Company, Lake Mary was 97.0% leased. For the years ended December 31, 1997, 1998 and 1999, the percentage of Lake Mary that was leased was 99.8%, 99.4% and 99.2%, respectively.

         Depreciation (for tax purposes) on Lake Mary is as follows: (i) approximately $11.3 million of the basis is being depreciated on a straight line basis over 40 years, and (ii) $2.0 million of the basis uses a 15-year ACRS depreciation. Depreciation for book purposes is calculated on a straight-line basis over 40 years.

         Lake Mary has five developable acres that will accommodate 70,000 square feet of retail space. Presently, 15,000 square feet are under construction and are scheduled to be completed in the second quarter of 2000. The remaining 55,000 square feet will not be developed until one or more tenants are identified.

         PINE ISLAND PLAZA. Pine Island Plaza is a 254,907 square foot Supermarket Center occupied by 46 tenants which is located at the intersection of I-595 and Pine Island Road in Davie, Broward County, Florida. The traffic count at Pine Island Plaza averages approximately 170,600 vehicles per day. The property was originally constructed in 1983 on 24.5 acres with a major renovation completed in 1998. The center is located in an area with a population of over 96,000 people within a three-mile radius having a median household income of $53,174 per year. The property includes a full range of national and regional tenants including: Publix, Home Depot Expo, Bealls, Rite Aid, Garcias, Radio Shack and First Union National Bank.

         Two tenants, Publix and Home Depot Expo, each occupy in excess of 10% of the GLA at Pine Island Plaza. Publix occupies 39,934 square feet under a lease that expires November 30, 2013 and has ten five year renewal options. The annual minimum rent under the Publix lease is $199,715. For the years ended December 31, 1997, 1998 and 1999, Publix reported sale of $29.2 million, $29.8 million, and $31.5 million, respectively. Home Depot Expo occupies 86,156 square feet of GLA under a lease that expires January 31, 2014. The current annual minimum rent for Home Depot Expo is $323,085, increasing to $366,163 in February 2004 and $409,236 in February 2009.

         The following table sets forth a schedule of lease expirations and other information concerning leases at Pine Island Plaza, assuming none of the tenants exercise renewal options:

                                                                                       PERCENT OF
                                                                       ANNUALIZED       AGGREGATE      AVERAGE ANNUAL
                           NUMBER OF         GLA        PERCENT OF    MINIMUM RENT      ANNUALIZED      MINIMUM RENT
         YEAR               LEASES        (SQ. FT.)      TOTAL GLA    AT EXPIRATION    MINIMUM RENT      PER SQ. FT.
------------------------ -------------- -------------- -------------- -------------- ---------------- ----------------
Month-to-month...........      0                0            0.00%       $        0         0.00%      $     0.00
2000..................         3            8,975            3.52%           93,496         3.89%           10.42
2001..................         7           12,325            4.84%          197,626         8.22%           16.03
2002..................         8           17,701            6.95%          236,073         9.82%           13.34
2003..................        16           50,012           19.62%          709,842        29.52%           14.19
2004..................         7           15,025            5.89%          190,710         7.93%           12.69
2005..................         1            1,275            0.50%           17,850         0.74%           14.00
2006..................         0                0            0.00%                0         0.00%            0.00
2007..................         0                0            0.00%                0         0.00%            0.00
2008..................         0                0            0.00%                0         0.00%            0.00
2009..................         2           12,270            4.81%          350,000        14.55%           28.52
Thereafter............         2          126,099           49.47%          608,956        25.33%            4.83
------------------------ -------------- -------------- -------------- -------------- ---------------- ----------------
SUB-TOTAL/AVERAGE             46          243,682          95.60%     $   2,404,553       100.00%      $     9.87
------------------------ -------------- -------------- -------------- -------------- ---------------- ----------------
Vacant................         2           11,225           4.40%              0              NA               NA
------------------------ -------------- -------------- -------------- -------------- ---------------- ----------------
TOTAL/AVERAGE............     48          254,907         100.00%     $   2,404,553       100.00%      $     9.43
------------------------ -------------- -------------- -------------- -------------- ---------------- ----------------


         At the time of its acquisition on August 26, 1999 Pine Island Plaza was 95.6% leased. For the years ended December 31, 1997, 1998 and 1999, the percentage of Pine Island Plaza that was leased was 96.5%, 98.4% and 95.6%, respectively.

         Additional information is presented below about each of the Company's other Existing Properties and other properties acquired since December 31, 1999:

         ATLANTIC VILLAGE. Atlantic Village is a 100,559 square foot Supermarket Center occupied by 25 tenants which is located in Atlantic Beach, Florida (in the Jacksonville metropolitan area). Atlantic Village is situated on 14.0 acres and is anchored by a Publix. For the year ended December 31, 1999, Publix reported sales of $22.8 million.

         BEAUCLERC VILLAGE. Beauclerc Village is a 67,927 square foot drug store anchored neighborhood shopping center occupied by 10 tenants located in Jacksonville, Florida. Beauclerc Village is situated on 6.0 acres and is anchored by a Walgreens. For the year ended December 31, 1999, Walgreens reported sales of $1.6 million.

         COMMONWEALTH. Commonwealth is an 81,467 square foot Supermarket Center occupied by 13 tenants which is located in Jacksonville, Florida. Commonwealth is situated on 12.8 acres and is anchored by a Winn-Dixie. For the year ended June 30, 1999, Winn-Dixie reported sales of $13.0 million. In February 1999, the Company invested $1.3 million to expand Winn-Dixie's space by 12,000 square feet and in return Winn-Dixie (i) increased its monthly minimum rent by approximately $12,000, starting March 1999 and (ii) extended its lease for an additional 20-year period.

         DIANA BUILDING. The Diana building is an 18,707 square foot mixed use (office/retail) property currently occupied by four tenants located in West Palm Beach, Florida. This property was purchased in 1995 and has been completely redeveloped by the Company.

         EAST BAY. East Bay is an 85,426 square foot Supermarket Center occupied by 16 tenants located in Largo, Florida (in the Tampa metropolitan area). East Bay is situated on 10.3 acres and is anchored by an Albertson's, Scotty's and Hollywood Video. Albertson's is located on property contiguous to the Company's property, which is not owned by the Company.

         EQUITY ONE OFFICE BUILDING. The Equity One Office Building is a 28,980 square foot mixed use (office/retail) property occupied by 10 tenants, including the Company's property management and leasing operations, located in Miami Beach, Florida. The property is comprised of three parcels, which, in the aggregate, total 0.7 acres. Purchased in 1992, this property was completely redeveloped by the Company. The property is adjacent to the Miami Beach City Hall and proximate to the Miami Beach Convention Center. The Company exercised an option to purchase 0.5 acres of land adjacent to the Equity One Office Building and purchased the Montclair Apartment property across the street to complete the land assemblage for future redevelopment.

         EUSTIS SQUARE. Eustis Square is a 126,791 square foot Supermarket Center occupied by 22 tenants located in Eustis, Florida. Eustis Square is situated on 13.5 acres and is anchored by a Publix, Bealls and Walgreens. For the year ended December 31, 1999, Publix reported sales of $10.9 million.

         FOREST EDGE. Forest Edge is a 68,631 square foot Supermarket Center occupied by 12 tenants located in Orlando, Florida. Forest Edge is situated on
8.2 acres and is anchored by a Winn-Dixie and AutoZone. For the year ended June 30, 1999, Winn-Dixie reported sales of $11.4 million.

         FORT CAROLINE. Fort Caroline is a 74,546 square foot Supermarket Center occupied by 8 tenants which is located in Jacksonville, Florida. Fort Caroline is situated on 9.6 acres and is anchored by a Winn-Dixie. For the year ended June 30, 1999, Winn-Dixie reported sales of $12.8 million.

         LANTANA VILLAGE. Lantana Village is a 170,110 square foot Supermarket Center occupied by 26 tenants located in Lantana, Florida. Lantana Village is situated on 8.5 acres and is anchored by K-Mart and Winn-Dixie. For the year ended June 30, 1999, Winn-Dixie reported sales of $16.0 million. During 1999, the Company added 84,810 square feet to this property through the acquisition of the K-Mart anchor store which had been separately owned.

         MANDARIN LANDING. Mandarin Landing was purchased in December 1999 and is a 141,541 square foot Supermarket Center occupied by 31 tenants located in Jacksonville, Florida. Mandarin Landing is situated on 17.1 acres and is anchored by Publix, United Artist Theatre and Eckerd. For the year ended December 31, 1999, Publix reported sales of $14.1 million.

         MANDARIN MINI-STORAGE. Mandarin Mini-storage is a 52,880 square foot mini-storage facility occupied by 472 tenants located in Jacksonville, Florida. The property is situated on 2.8 acres directly behind the Mandarin Landing Supermarket Center.

         MONTCLAIR APARTMENTS. Montclair Apartments is a twenty one unit complex that is part of an assemblage of land being held for the redevelopment of a new office tower and parking garage.

         MONUMENT POINTE. Monument Pointe is a 75,128 square foot Supermarket Center occupied by 15 tenants located in Jacksonville, Florida. Monument Pointe is situated on 7.3 acres and is anchored by a Winn-Dixie and Eckerd. For the year ended June 30, 1999, Winn-Dixie reported sales of $16.3 million.

         OAK HILL. Oak Hill is a 78,492 square foot Supermarket Center occupied by 15 tenants located in Jacksonville, Florida. Oak Hill is situated on 11.7 acres and is anchored by a Publix and Walgreens. For the year ended December 31, 1999, Publix reported sales of $14.1 million.

         PARK PROMENADE. Park Promenade was purchased in January 1999 and is a 125,806 square foot Supermarket Center occupied by 25 tenants located in Orlando, Florida. Park Promenade is situated on 12.0 acres and is anchored by Publix and Blockbuster Video. For year ended December 31, 1999, Publix reported sales of $18.5 million.

         PLAZA DEL REY. Plaza Del Rey is a 50,146 square foot shopping center occupied by 20 tenants located in Miami-Dade County, Florida. Plaza Del Rey is situated on 4.6 acres and is anchored by a Navarro's drug store. For the year ended December 31, 1999, Navarro's reported sales of $10.4 million.

         POINTE ROYALE. Pointe Royale is a 199,068 square foot Supermarket Center occupied by 21 tenants located in Cutler Ridge, Miami-Dade County, Florida. Pointe Royale is situated on 14.5 acres and is anchored by a Best Buy and

Winn-Dixie. For the year ended June 30, 1999, Winn-Dixie reported sales of $16.7 million. The Company is redeveloping a currently vacant office building situated on the property into an additional 10,000 square feet of retail space at an estimated construction cost of $750,000.

         RESTAURANT PROPERTY. The Company purchased a 10,000 square foot restaurant property in Miami Beach, Florida for one of the Company's tenants, which is leasing the facility. This property is situated on 2.1 acres.

         RIDGE PLAZA. Ridge Plaza was purchased in August 1999 along with Pine Island Plaza, the adjacent property. Ridge Plaza is a 155,204 square foot shopping center with a total of 26 tenants that emphasize family entertainment. It is situated on 16.3 acres and is anchored by an AMC Theatre and Kabooms. For the year ended June 30, 1999, AMC Theatre reported sales of $1.4 million.

         SHOPS AT SKYLAKE. Skylake is a being developed into a 280,000 square foot Supermarket Center located in North Miami Beach, Florida, situated on 25.5 acres. The 94,921 foot phase one opened in July 1999 and includes a 51,420 square foot Publix supermarket and 16 additional tenants. The 53,000 square foot phase two will open in the second quarter 2000. Phase three, comprising up to 132,000 square feet is expected to commence construction at year end 2000. Total construction cost for the entire project is estimated at $19.5 million.

         SUMMERLIN SQUARE. Summerlin Square is a 109,156 square foot Supermarket Center occupied by 23 tenants located in Fort Myers, Florida. Summerlin Square is situated on 13.0 acres and is anchored by Winn-Dixie and Eckerd. For the year ended June 30, 1999, Winn-Dixie reported sales of $12.4 million.

         WALDEN WOODS. Walden Woods was purchased in January 1999 and is a 74,336 square foot Supermarket Center occupied by 10 tenants located in Plant City, Florida. Walden Woods is situated on 6.0 acres and is anchored by Winn-Dixie and Walgreens. For the year ended December 31, 1999, Winn-Dixie reported sales of $8.2 million.

         WEST LAKES. West Lakes is a 100,747 square foot Supermarket Center occupied by 26 tenants located in Kendall Lakes, Miami-Dade County, Florida. West Lakes is situated on 8.8 acres and is anchored by a Winn-Dixie and Navarro Pharmacy. For the year ended June 30, 1999, Winn-Dixie reported sales of $13.1 million.

PROPERTY MANAGEMENT, LEASING AND RELATED SERVICE BUSINESS

         The Company's property management and substantially all of its leasing activities and operating and administrative functions (including leasing, construction, data processing, finance and accounting) are administered or coordinated by Company personnel. On-site functions such as maintenance, landscaping, sweeping, plumbing and electrical are subcontracted at each location, with the cost of these functions passed on to the tenants to the extent permitted by the underlying leases. Personnel from the Company's corporate headquarters conduct regular inspections of each property and maintain frequent contact with major tenants.

         The Company maintains an active leasing and maintenance program that, combined with the quality and locations of the properties, has made the Existing Properties attractive to tenants. The Company intends to continue to hold the properties for long-term investment and, accordingly, places a strong emphasis on quality construction and an on-going program of regular maintenance. The Existing Properties have been designed to require minimal ongoing capital expenditures.

         The Company's management information systems provide operating data necessary to make informed business decisions on a timely basis. These systems allow instant access to vacancies, lease data, tenants' sales history, cash flow budgets and forecasts to enable the Company to maximize cash flow from operations and closely monitor corporate expenses.

         In addition to managing the Existing Properties, the Company provides management and leasing services to certain third party owned properties. Services are provided to third-party owners pursuant to contracts that are of varying lengths of time and which generally provide for management fees of up to 4.0% of monthly base rent property receipts. The management contracts are typically cancelable upon 30 days' notice or upon certain events, including the sale of the property. Leasing fees typically range from $2 to $3 per square foot. During the years ended December 31, 1997, 1998 and 1999, the Company earned management fees of $247,782, $144,196 and $263,205, respectively, in connection with its management of third party owned properties. At present, the Company has no plans to expand these activities.

COMPETITION

         There are numerous commercial developers, real estate companies, including REITs such as Regency Realty Corporation and IRT Property Company, and other owners of real estate in the areas in which the Company's properties are located that compete with the Company in seeking land for development, properties for acquisition, financing and tenants. Many of such competitors have substantially greater resources than the Company. All of the Company's Existing Properties are located in developed areas that include other Supermarket Centers. The number of retail properties in a particular area could materially adversely affect the Company's ability to lease vacant space and maintain the rents charged at the Supermarket Centers or at any newly acquired property or properties.

REGULATIONS AND INSURANCE

         REGULATIONS. Retail properties are subject to various laws, ordinances and regulations. The Company believes that each of the Existing Properties maintains all required material operating permits and approvals.

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

ENVIRONMENTAL MATTERS

         Under various federal, state and local laws, ordinances and regulations, including, without limitation, CERCLA, Chapter 403 of the Florida Statutes, the Florida Dry Cleaning Contamination Clean-Up Act and the Miami-Dade County (Florida) Pollution Protection Ordinance, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. Many such laws, including CERCLA, typically impose such liability without regard for whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances and the liability under such laws has been interpreted to be joint and several unless divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner of a contaminated site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such site. In connection with the (direct or indirect) ownership, operation, management and development of real properties, the Company is generally considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

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

         The Company believes that the environmental studies conducted to date have not revealed any significant environmental liability that would have a material adverse effect on the Company's financial condition, results of operations, liquidity and funds from operations (the "FFO"); however, no assurance can be given that environmental studies obtained by the Company reveal all environmental liabilities, that any prior owner of land or a property owned or acquired by the Company did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist (or may not exist in the future). Tenants at the Company's properties include plant-on-premises dry cleaners, gasoline service stations and tire centers, photo development firms and other retailers which use hazardous substances in their businesses. Although leases with such tenants contain provisions intended to minimize environmental risks and to shift the financial risks to the tenants, there is no assurance that the Company will not incur liability in this regard.

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

         As noted, tenants at the shopping centers include plant-on-premises dry cleaners. As a result of environmental site assessments conducted in the past few months, low levels of perchloroethylene have been detected in soils at the Company's Commonwealth, Fort Caroline and Eustis Square properties. The Company understands that the owners of these cleaners are applying to participate in the state-funded dry cleaner's program. In connection with the Company's acquisition of Skylake, a Phase two Environmental Site Assessment dated July 15, 1997 has revealed the existence of perchloroethylene at levels above regulatory limits caused by a dry cleaning business operated on the premises. The Company has learned that the site is included in the Florida Dry Cleaners State Program, and as a condition to the Company's purchase of the property, the seller agreed to pay all remediation costs, which environmental consultants have estimated to be approximately $250,000. The seller placed $500,000 into an escrow account at closing to pay for the remediation costs. Based on the remediation cost estimates, guarantees by the seller to pay for the clean-up and the establishment of the escrow account, the Company has concluded that the property does not pose a material environmental liability.

EMPLOYEES

         At December 31, 1999, the Company had 38 full-time employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be good.

ITEM 3.       LEGAL PROCEEDINGS

         On February 26, 1998, Albertson's commenced an action against a subsidiary of the Company (the "Subsidiary") in the Circuit Court for the Eleventh Judicial District in and for Miami-Dade County, Florida, alleging breach of a letter agreement and seeking injunctive relief and the payment of damages in excess of $10,000,000 representing lost profits and other damages. This action was commenced in response to the Subsidiary's entering into a lease agreement with Publix respecting Publix's lease of anchor space at Skylake. Among other things, the complaint alleged that Albertson's and the Subsidiary entered into a letter agreement which the parties intended to be memorialized into a formal lease agreement and as to which the parties intended to be bound. In February, 1999, Albertson's voluntarily dismissed its complaint relating to this action in its entirety.

         Except as described above, neither the Company nor the Company's properties are subject to any material litigation. Furthermore, to the Company's knowledge, except as described above, there is no litigation threatened against the Company or any of its properties, other than routine litigation and administrative proceedings arising in the ordinary course of business, which collectively are not expected to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The Company's Common Stock began trading on the New York Stock Exchange ("NYSE") on May 18, 1998, under the symbol "EQY". On February 15, 2000, the Company had 166 stockholders of record representing 1,253 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the distributions declared by the Company.

                                                                                                  DISTRIBUTIONS
                                                                     HIGH              LOW           DECLARED
                                                                --------------    ------------     ------------
Second Quarter 1998, (from May 18, 1998) .................      $     10.4375     $      9.5625    $     0.13

Third Quarter, 1998 ......................................            10.6250            8.3125          0.25

Fourth Quarter, 1998......................................             9.8125            8.6250          0.25

First Quarter, 1999 ......................................             9.6875            8.6250          0.25

Second Quarter, 1999 .....................................            11.0000            8.5625          0.25

Third Quarter, 1999.......................................            12.1250            9.7500          0.26

Fourth Quarter, 1999......................................            10.6250            9.5000          0.26


         Dividends paid during 1999 totaled approximately $11.2 million. Future declaration of dividends will be made by the Company at the discretion of the Board of Directors and will depend upon the earnings of the Company, its financial condition and such other factors as the Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to make distributions to holders of its shares in an amount at least equal to 95% of the Company's "real estate investment trust taxable income," as defined in Section 857 of the Code.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The summary consolidated financial data and balance sheet data set forth below have been derived from the consolidated financial statements of the Company, including the consolidated financial statements for the years ended December 31, 1997, 1998 and 1999 contained elsewhere herein. The consolidated financial statements as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been audited by Deloitte & Touche LLP, independent auditors. The data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                     YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------------------
                                                                1999          1998          1997          1996          1995
                                                             -----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Total revenues .........................................     $  30,977     $  25,626     $  20,545     $  16,714     $  11,348
Operating expenses .....................................         7,082         5,965         5,245         4,370         3,293
Depreciation and amortization ..........................         3,502         2,881         2,392         2,067         1,496
Interest ...............................................         5,086         5,014         5,681         5,380         3,498
Put option expense .....................................            --         1,320            --            --            --
General and administrative expense .....................         1,622         1,381         1,029           977           549
Minority interest in earnings of consolidated subsidiary            96            --            --            --            --
                                                             ---------     ---------     ---------     ---------     ---------

       Total expenses ..................................        17,388        16,561        14,347        12,794         8,836
                                                             ---------     ---------     ---------     ---------     ---------
Net income .............................................     $  13,589     $   9,065     $   6,198     $   3,920     $   2,512
                                                             =========     =========     =========     =========     =========
Basic earnings per share (1) ...........................     $    1.26     $    1.01     $    0.96     $    0.79     $    0.56
                                                             =========     =========     =========     =========     =========
Diluted earnings per share (1) .........................     $    1.26     $    1.00     $    0.87     $    0.69     $    0.47
                                                             =========     =========     =========     =========     =========
BALANCE SHEET DATA:

Total rental properties, before accumulated depreciation     $ 216,588     $ 148,087     $ 126,441     $ 106,706     $  92,770
Total assets ...........................................       212,497       152,955       126,903       111,822        94,470
Mortgage notes payable .................................        97,752        67,145        71,004        66,831        60,583
Total liabilities ......................................       121,068        71,737        73,323        68,727        64,331
Shareholders' equity ...................................        91,429        81,218        53,580        43,095        29,139

OTHER DATA:

Ratio of earnings to fixed charges (2) .................          2.71          2.58          2.09          1.73          1.72
Funds from operations (3) ..............................     $  13,578     $  10,580     $   8,220     $   6,136     $   3,973
Cash flows from:
   Operating activities ................................        20,169         3,697         8,843         6,680         3,469
   Investing activities ................................       (62,239)      (23,824)       (6,173)      (18,277)      (37,211)
   Financing activities ................................        40,903        19,123        (2,023)       12,778        27,441
Gross leasable area (square feet) (at end of period) ...         2,836         2,078         2,004         1,807         1,670
Occupancy (at end of period) ...........................            95%           95%           93%           91%           90%

-------------------------

(1)  Calculated in accordance with SFAS No. 128.
(2)  For the purposes of calculating the ratio of earnings to fixed charges, earnings include pre-tax income plus interest expense, amortization of interest previously capitalized, and amortization of financing costs. Fixed charges include all interest costs consisting of interest expense, interest capitalized, and amortization of financing costs.
(3)  In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") adopted the NAREIT White Paper on Funds from Operations (the "White Paper") which provided additional guidance on the calculation of funds from operations. The
     White Paper defines funds from operations as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures ("FFO"). Management believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with the income (loss) as presented in the audited consolidated financial statements and information included elsewhere in this Prospectus. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the
     Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. FFO is derived from historical net income as follows:

                                                    DECEMBER 31,
                            ---------------------------------------------------------------
                              1999          1998          1997          1996         1995
                            --------      --------      --------      --------     --------
Net income ............     $ 13,589      $  9,065      $  6,198      $  3,920     $  2,512
Add:
   Real estate
    depreciation and
    amortization ......        3,426         2,933         2,378         2,037        1,461
   Non-recurring items*       (3,437)       (1,418)         (356)          179           --
                            --------      --------      --------      --------     --------
FFO ...................      $13,578      $ 10,580      $  8,220      $  6,136     $  3,973
                            ========      ========      ========      ========     ========
Diluted FFO per share .     $   1.25      $   1.17      $   1.22      $   1.09     $   0.75
                            ========      ========      ========      ========     ========

-------------------------

* Reflects pre-payment penalties, write-offs of unamortized loan costs related to repayment of debt, lease termination fees, gain on sale of real estate, put option expense and minority interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's consolidated financial statements, and the notes thereto, appearing elsewhere herein.

         Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For additional information, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Statements.

         The Company receives income primarily from rental revenue (including recoveries from tenants) from the Existing Properties. As a result of the Company's acquisition and redevelopment programs, the financial data shows increases in total revenue from year to year, largely attributable to the acquisitions of properties placed into operation during the year, and the benefit of a full period of rental and other revenues for properties acquired or placed into operation in the current or preceding year.

         The following table sets forth for the years ended December 31, 1999, 1998 and 1997, respectively, information regarding the nature and composition of the Company's revenues and expenses expressed as a percentage of the Company's total revenues which are set forth in the consolidated financial statements included elsewhere herein. For purposes of the following table, "Aggregate minimum rental revenue" is the fixed base rental amount in effect throughout the relevant periods. "Percentage rent" represents additional rent paid by tenants based upon the achievement of certain specified levels of gross sales. "Recoveries from tenants" are the tenants' share of real estate taxes, insurance and common area maintenance expenses. The information set forth below presents an analysis of certain trends relating to the components of the Company's revenues and expenses:

                                                                     YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1999        1998        1997
                                                                 ------      ------      ------
Aggregate minimum rental revenue .......................         68.01%      68.25%      73.36%
Percentage rent ........................................          0.55        0.45        0.84
Recoveries from tenants ................................         16.56       16.97       18.03
Gain on sale of real estate ............................         12.31       10.27          --
Other income ...........................................          2.57        4.06        7.77
                                                                -------     -------     -------
Total Revenues .........................................        100.00%     100.00%     100.00%
                                                                -------     -------     -------
Operating expenses .....................................         22.86%      23.28%      25.53%
Depreciation and amortization ..........................         11.30       11.24       11.64
Interest ...............................................         16.42       19.57       27.65
General and administrative expenses ....................          5.24        5.39        5.01
Put option expense .....................................            --        5.15          --
Minority interest in earnings of consolidated subsidiary          0.31          --          --
                                                                -------     -------     -------
Total costs and expenses ...............................         56.13%      64.63%      69.83%
                                                                -------     -------     -------
Net income .............................................         43.87%      35.37%      30.17%
                                                                =======     =======     =======

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Total revenues increased by approximately $5.4 million, or 20.9%, to $31.0 million in 1999 from $25.6 million in 1998. This increase was primarily the result of new revenues generated from acquisitions, a development property completed and generating revenues and the gain on the sale of one of the Companies properties. During 1999, the Company acquired the following properties: Walden Woods (January 1999), Park Promenade (January 1999), K-Mart lease at Lantana Village (April 1999), Pine Island Plaza (August 1999), Ridge Plaza (August 1999) and Mandarin Landing (December 1999). These acquisitions contributed to the Company's increased revenues by approximately $3.8 million. During 1998, the Company acquired the following properties that resulted in a net increase in 1999 revenues of approximately $828,000: Summerlin Square (May
1998), a restaurant property (May 1998), Beauclerc Village (June 1998) and Montclair Apartments (August 1998). The completion of phase one at Skylake in July 1999 contributed approximately $532,000 to the increase in revenues. Finally, the gain on the December 1999 sale of Four Corners Shopping Center of approximately $3.8 million exceeded the 1998 gain on the sale of Parker Towne Center by approximately $1.2 million, but Parker Towne Center reported approximately $782,000 of rental revenue in 1998 that was not reported in 1999 resulting in a net increase of approximately $400,000.

         Operating expenses increased by approximately $1.1 million, or 18.7%, to $7.1 million in 1999 from $6.0 million in 1998. This increase was primarily the result of new operating expenses generated from acquisitions and a development property completed and generating operating expenses. The 1999 acquisitions discussed above resulted in operating expenses increasing by approximately $1.0 million, and the 1998 acquisitions discussed above resulted in a $182,000 increase in operating expenses which was offset by a reduction of approximately $159,000 of operating expense relating to the sale of Parker Towne Center. The remaining increase can be attributed to an increase in the operating expenses of the manangement company and a small decrease in the operating expenses of existing properties. However, operating expenses as a percentage of revenues decreased from 23.3% in 1998 to 22.9% in 1999.

         Depreciation and amortization increased by approximately $621,000, or 21.6%, to $3.5 million in 1999 from $2.9 million in 1998 primarily as a result of an increase in depreciable assets resulting from the Company's acquisitions discussed above.

         Interest expense increased by approximately $72,000, or 1.4%, to $5.1 million in 1999 from $5.0 million in 1998. The increase was primarily due to the following factors: (1) a net increase of approximately $30.6 million in mortgage notes that resulted in an increase in interest expense of approximately $1.0 million, (2) an increase in interest payable with respect to the Company's line of credit of approximately $431,000, (3) an increase of $1.2 million to a total of approximately $1.8 million in capitalized interest attributable to development projects which reduced interest expense and (4) a decline in the interest expense on existing mortgage notes of approximately $161,000.

         General and administrative expenses increased by approximately $242,000, or 17.5%, to $1.6 million in 1999 from $1.4 million in 1998. The increase was primarily the result of managing the Company's growth and of absorbing the costs of operating as public company, as compensation costs increased by $132,000 and printing and promotion increased by $145,000. As a percentage of rental revenue, general and administrative expenses decreased from 5.4% in 1998 to 5.2% in 1999.

         As a result of the foregoing, net income increased by $4.5 million, or 49.9%, to $13.6 million in 1999 from $9.1 million in 1998, and FFO increased by $3.0 million, or 28.3%, to $13.6 million in 1999 from $10.6 million in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Total revenues increased by approximately $5.1 million, or 24.8% to $25.6 million in 1998 from $20.5 million in 1997. This increase was primarily the result of a $2.6 million gain on the sale of Parker Towne Center in October 1998, as well as the operations of Lantana Village (acquired in January 1998); Summerlin Square (acquired in May 1998); Beauclerc Village (acquired in June
1998); and a restaurant property (acquired in May 1998). Of such increase, approximately $994,000, $726,000, $315,000 and $111,000 were attributable to Lantana Village, Summerlin Square, Beauclerc Village and the restaurant property, respectively. The remaining increase was attributable to increased occupancy at the Company's Existing Properties.

         Operating expenses increased by approximately $720,000, or 13.7%, to $6.0 million in 1998 from $5.2 million in 1997, primarily as a result of the operations of Lantana Village, Summerlin Square, Beauclerc Village and the restaurant property. Notwithstanding the foregoing, as a percentage of revenue, operating expenses decreased from 25.5% in 1997 to 23.3% in 1998.

         Depreciation and amortization increased by approximately $489,000, or 20.9%, to $2.9 million in 1998 from $2.4 million in 1997 from primarily as a result of an increase in depreciable assets resulting from the company's acquisitions of Lantana Village, Summerlin Square, Beauclerc Village and the restaurant property and from capital expenditures incurred by the Company in connection with tenant and leasehold improvements.

         Interest expense decreased by approximately $667,000 or 11.7% to $5.0 million in 1998 from $5.7 million in 1997. This decrease was primarily due to an increase of approximately $488,000 in capitalized interest, to $633,000 in 1998 from $145,000 in 1997, as a result of the commencement of the redevelopment of Skylake, the use of proceeds derived from the Company's IPO to pay off certain loans, and the refinancing of certain other loans at lower interest rates. This achieved a net reduction in mortgage notes payable of $3.2 million and an overall reduction in recurring interest costs of $358,000 before considering prepayment penalties of $119,000 and the write-off of unamortized loan costs of $88,000.

         General and administrative expenses increased by approximately $352,000, or 34.2% to $1.4 million in 1998 from $1.0 million in 1997. As a percentage of revenue, general and administrative expenses increased from 5.0% in 1997 to 5.4% in 1998. A substantial portion of this increase is attributable to a $216,000 increase in professional and legal fees. Professional fees increased due to the increased costs of becoming a public company, including stock exchange listing fees, public relations and other consulting fees. Legal fees increased due to the lawsuit relating to Skylake, which lawsuit has been voluntarily dismissed by the plaintiff.

         As a result of the foregoing, net income increased by $2.9 million, or 46.3%, to $9.1 million in 1998 from $6.2 million in 1997, and FFO increased by $2.4 million, or 28.7%, to $10.6 million in 1998 from $8.2 million in 1997.

YEAR 2000 COSTS

         During 1998 and 1999 the Company conducted a study of its functional application systems to determine its compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. As a result of such study, the Company acquired software upgrades and had its operating systems tested to insure year 2000 compliance. The expenses incurred by the Company in order to become year 2000 compliant, including computer software costs, were approximately $25,000. Costs other than software have been expensed as incurred. The Company did not experience any adverse year 2000 problems nor any from third party entities with whom the Company had a relationship, such as banks, tenants or suppliers. The Company does not intend to spend any additional amounts related to year 2000 issues.

MORTGAGE INDEBTEDNESS

         The following table sets forth certain information regarding mortgage indebtedness of the Company related to the Existing Properties as of December 31, 1999 (Dollars in thousands):

                                                                      PROJECTED ANNUAL
                                           INTEREST                   INTEREST PAYMENTS                   BALANCE DUE
                                           RATE (%)       AMOUNT        FOR YEAR 2000     MATURITY DATE   AT MATURITY
                                            ------       -------           ------         -------------     -------
SOUTH FLORIDA
Bird Ludlam.........................         7.680      $ 12,306           $  930         February 2015   $       0
Lantana.............................         6.950         4,201              288         February 2005       3,498
Plaza Del Rey.......................         8.125         2,662              211        September 2011           0
Pointe Royal........................         7.950         5,352              419           July 2010         2,502
Summerlin Square....................         6.750         4,835              320         February 2014           0
West Lakes..........................         7.880         5,524              429           June 2016           130

CENTRAL FLORIDA

Eustis Square.......................         9.000         4,938              435           July 2002         4,344
Forest Edge.........................         6.900         1,837              124         October 2002        1,567
Lake Mary...........................         7.850        12,118              937         December 2010       5,569
Pine Island/Ridge Plaza.............         6.910        26,149            1,829           July 2008        23,104
Walden Woods........................         7.875         2,764              215          August 2006        2,071

NORTH FLORIDA

Atlantic Village....................         6.850         4,869              329         November 2018           0
Commonwealth........................         7.000         3,152              218         February 2008       2,216
Fort Caroline.......................         9.350         2,244              207          March 2009         1,280
Monument Pointe.....................        10.060         2,544              253           June 2001         2,464
Oak Hill............................         7.625         2,257              170         January 2006        1,713
                                            ------       -------           ------                           -------
TOTAL/WEIGHTED AVERAGE                       7.473       $97,752           $7,314                           $50,458
                                            ======       =======           ======                           =======

         The Company's mortgage indebtedness outstanding at December 31, 1999 will require balloon principal payments of approximately $2.5 million, $5.9 million, $3.5 million, $3.8 million, $25.3 million, $1.3 million, $8.1 million and $130,000 in 2001, 2002, 2005, 2006, 2008, 2009, 2010, and 2016 respectively, in addition to normal amortization throughout the terms of the mortgages. The Company may not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance this indebtedness either through additional mortgage financing secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

         In addition to the aforementioned mortgage indebtedness, the Company has borrowed $19.5 million under a Credit Agreement that is secured by the following properties: Shops at Skylake, East Bay Plaza, Beauclerc Village and the Equity One Office Building. The Credit Agreement is presently committed to fund $22,050,000 and is due in full on February 4, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the principal sources of funding for the Company's operations, including the renovation, expansion, development and acquisition of shopping centers have been operating cash flows, the issuance of equity securities and mortgage loans. The Company's principal demands for liquidity are maintenance, repair and tenant improvements of existing properties, acquisitions and development activities, debt service and repayment obligations and distributions to its stockholders.

         As of December 31, 1999, the Company had total mortgage indebtedness of $97.8 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average annualized rate of 7.5% and collateralized by 16 of the Existing Properties.

         In order to meet the Company's expansion objectives, the Company secured a $35.0 million Credit Agreement with City National Bank of Florida on February 4, 1999. On November 29, 1999, the limitation on advances under this Agreement was increased from $16.6 million to approximately $22.1 million, with future increases conditioned on the posting of additional collateral. As of December 31,1999 the Credit Agreement was secured by mortgages on Skylake, East Bay Plaza, Beauclerc Village and Equity One Office Building. The Credit Agreement accrues interest at 225 basis points over the thirty day LIBOR rate, payable monthly, adjusted every six months and matures February 4, 2002. Advances under the Credit Agreement will be used to fund property acquisitions, development activities and other Company activities. As of March 6, 2000, the outstanding balance under the Credit Agreement had been reduced to $13.9 million from $19.5 million as of December 31, 1999.

         The terms of the Credit Agreement allow the lender to cease funding and/or accelerate the maturity date if neither Mr. Katzman nor Mr. Valero remains as the executives in control of the Company. The Credit Agreement also limits the amount that can be borrowed for the purchase of vacant land and contains other customary conditions and covenants, including, among other things, the payment of commitment fees and the required delivery of various title, insurance, zoning and environmental assurances on the secured properties, and a prohibition on secondary financing on any of the secured properties.

         As of December 31, 1999, the percentage of the total real estate cost of the Company's Existing Properties that were encumbered by debt was 61.0%. None of the existing mortgages are subject to cross default provisions of mortgages on other properties nor are any cross-collateralized. However, in connection with the Company's acquisition of Lake Mary, the Company has provided a $1.5 million letter of credit to secure certain obligations, which letter of credit is collateralized by the mixed-use property located in West Palm Beach, Florida.

         The Company has two major construction projects underway. The Skylake development project will add an aggregate of 280,000 square feet of retail space to the company's portfolio. Phase one was completed in July 1999, phase two should be completed during the second quarter of 2000 and it is anticipated that construction of the third phase will commence by year end 2000. It is anticipated that the future funding required for this project will be approximately $10.0 million. The other project is Forest Village, a new development that would add up to 172,480 square feet of retail space to the Company's portfolio. The first phase consisting of 72,480 square feet, will be completed in the second quarter of 2000, and has a remaining net construction cost of approximately $422,000. Phase two is anticipated to be completed in 2002 at an estimated construction cost of $6.0 million. These construction costs will be funded from borrowings under the Credit Agreement and other sources of cash, including obtaining permanent debt on certain unencumbered existing properties. Upon stabilization, management expects these developments to have a positive effect on cash generated by operating activities and FFO.

         On February 22, 2000 the Company instituted a Dividend Reinvestment and Stock Purchase Plan that allows its shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company's common stock and to purchase shares of the Company's common stock. The purchase price for which the reinvested dividends can acquire common stock is equal to 100% of the average of the daily high and low sales price for a share of common stock on the investment date. On March 8, 2000 Gazit (1995), Inc., MGN (USA), Inc. and Globe-Reit Investment, Ltd., affiliates of the Company, enrolled in the plan with respect to the majority of their shares of common stock; it is expected that these affiliates will reinvest cash dividends totaling approximately $1.7 million for the purchase of the Company's authorized but unissued shares of common stock at the end of the first quarter 2000. While the affiliates have expressed a desire to participate in the plan no assurances can be made that they will continue to do so.

         The Company believes, based on currently proposed plans and assumptions relating to its operations, that the Company's existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy its cash requirements for a period of at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or cash flow from operations or amounts available under existing financing arrangements prove to be insufficient to fund the Company's expansion and development efforts, the Company would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company's business operations could be materially adversely affected.

         During the year ended December 31, 1999, the Company declared quarterly cash dividends of $0.25, $0.25, $0.26 and $0.26 per outstanding share of common stock. The dividends were paid to shareholders of record on March 30, 1999, June 30, 1999, September 30, 1999 and December 30, 1999, respectively.

INFLATION

         Most of the Company's leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on a tenant's gross sales above predetermined levels, which sales generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

         The Company's financial results are affected by general economic conditions in the markets in which its properties are located. An economic recession, or other adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The properties are typically anchored by supermarkets, drug stores and other consumer necessity and service retailers that offer day-to-day necessities rather than luxury items. These types of tenants, in the experience of the Company, generally maintain more consistent sales performance during periods of adverse economic conditions.

FORWARD-LOOKING STATEMENTS

         Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: maintaining REIT status, general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate markets including, development and acquisition; governmental actions and initiatives; and environment/safety requirements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease. As interest rates move, interest expense from the variable component of the Company's debt balances will move in the same direction. With respect to its investment portfolio, changes in interest rates generally do not affect the Company's interest income as its investments are predominantly in equity securities. With respect to its mortgage notes payable, changes in interest rates generally do not affect the Company's interest expense as its mortgage notes payable are predominantly fixed-rate. However, at December 31, 1999, the Company was obligated in the amount of $19.5 million under the Credit Agreement, a variable-rate note payable, that is subject to interest rate risk.

         The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. The Company may use a variety of financial instruments to reduce its interest rate risk, including interest rate swap agreements whereby the Company exchanges its variable interest costs on a defined amount of principal for another party's obligation to pay fixed interest on the same amount of principal, or interest rate caps, which will set a ceiling on the maximum variable interest rate the Company will incur on the amount of debt subject to the cap and for the time period specified in the interest rate cap.

         At the present time, the Company has not executed or entered into any such financial instruments. The Company has tested its sensitivity to changes in interest rates and believes any impact would be moderate. In addition, a significant portion of the Company's debt is not subject to interest rate fluctuations because it bears interest at fixed rates.

         The Company has no material market risk sensitive instruments.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Certain information required by Part III is omitted from this report since the Company plans to file with the Securities and Exchange Commission a definitive proxy statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year, covered by this Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

         Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year, covered by this Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year, covered by this Form 10-K.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year, covered by this Form 10-K

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a) The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K.

                    1.       Financial Statements:

                                                                         PAGE(S)
                                                                         -------
                             Independent Auditors' Report                  F-1
                             Balance Sheets                                F-2
                             Statements of Operations                      F-4
                             Statements of Stockholders' Equity            F-6
                             Statements of Cash Flows                      F-7
                             Notes to Financial Statements                 F-9

                    2.       Report of Deliotte & Touche LLP,
                               Independent Auditors                        S-1
                             Schedule III-Real Estate Investments and
                               Accumulated Depreciation                    S-2
                             Schedules I, II, IV and V are not required
                               to be filed.

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

   3.2          Amended and Restated Bylaws of the Company. (1)

   4.1          Form of Common Stock Certificate. (1)

   10.1         Form of Indemnification Agreement. (1)

   10.2 Employment Agreement, dated as of January 1, 1996 by and between the Company and Chaim Katzman. (1)

   10.3 Employment Agreement, dated as of January 1, 1996 by and between the Company and Doron Valero (1)

   10.4         Form of 1995 Stock Option Plan, as amended. (1)

   10.5         Form of Stock Option Agreement. (1)

   10.6 Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Glob Reit Investments, Ltd., Eli Makavy, Doron Valero and David Wulkan. (1)

 EXHIBIT NO.                                 DESCRIPTION
 -----------                                 -----------

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

   10.17 Contract for Sale and Purchase, dated March 31, 1997 by and among Equity One (Gamma) Inc., Angel Pena and Hermilio Concepcion.(1)

   10.18 Property Management Agreement, dated as of January 1, 1996, by and between the Company and Global Realty and Management, Inc.(1)

   10.19 Agreement for Purchase and Sale (Lantana Village Square), dated September 24, 1997, between Equity One (Gamma) Inc. and Commercial Ventures Services, Inc.(1)

   10.20 Mortgage Promissory Note, dated August 19, 1997, by and between Equity One (Skylake) Inc. and Isidoro Lerman, as Trustee.(1)

   10.21 Mortgage, dated August 19, 1997, by and between Equity One (Skylake) Inc. and Isidoro Lerman, as Trustee.(1)

   10.22 Settlement Agreement, dated March 6, 1999 among Gazit Inc., Danbar Resources and Development Ltd. and Dan Overseas Ltd.(1)

   10.23 Mortgage and Security Agreement, dated February 27, 1999, by and between Equity One (Commonwealth) Inc. and Principal Mutual Life Insurance Company.(1)

   10.24 Secured Promissory Note, dated February 27, 1999 in the amount of $3,300,000 by and between Equity One (Commonwealth) Inc. and Principal Mutual Life Insurance Company.(1)

 EXHIBIT NO.                                 DESCRIPTION
 -----------                                 -----------

   10.25 Mortgage and Securities Agreement, dated as of February 18, 1999, by and between Equity One (Lantana) Inc. and Principal Mutual Life Insurance Company.(1)

   10.26 Secured Promissory Note, dated February 18, 1999 in the amount of $2,700,000 by and between Equity One (Lantana) Inc. and Principal Mutual Life Insurance Company.(1)

   10.27        Agreement for Purchase and Sale Between Equity One (Gamma) Inc.
                and Sunrise Limited Partnership, dated March 12, 1999. (Summerlin Square). (2)

   10.28 Bill of Sale Between Sunrise Limited Partnership and Equity One (Summerlin) Inc., dated June 5, 1999 (Summerlin Square). (2)

   10.29 Escrow Agreement Between Sunrise Limited Partnership and Equity One (Gamma) Inc., dated March 12, 1999 (Summerlin Square). (2)

   10.30 Agreement for Purchase and Sale, dated August 19, 1998 Between Equity (Parker Towne Center), Inc. and Dunhill Partners. (3)

   10.31 Promissory Note, dated October 30, 1998 issued by Equity One (Atlantic Village), Inc. to Southern Farm Bureau Life Insurance Company. (3)

   10.32 Mortgage Security Agreement and Assignment of Leases, dated October 30, 1999 between Equity One (Atlantic Village), Inc. and Southern Farm Bureau Life Insurance Company. (3)

   23.1         Consent of Deloitte & Touche LLP, Certified Public Accountants.

   27.1         Financial Data Schedule.

    (1) Previously filed with the Company's Registration Statement on Form S-11 (Registration No. 333-3397) and incorporated herein by reference.
    (2) Previously filed with the Company's quarterly report on Form 10-Q filed on August 12, 1999, and incorporated herein by reference.
    (3) Previously filed with the Company's quarterly report on Form 10-Q filed on November 16, 1999, and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EQUITY ONE, INC.


Date:  March 30, 2000                   By: /s/ Chaim Katzman
                                           -------------------------------------
                                           Chaim Katzman
                                           Chairman of the Board,
                                           President and Chief Executive Officer


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

               SIGNATURE                                 TITLE                                  DATE
               ---------                                 -----                                  ----

/s/ Chaim Katzman                          Chairman of the Board, President,               March 30, 2000
-----------------------------------        Chief Executive Officer (Principal
Chaim Katzman                                      Executive Officer)

/s/ Doron Valero
-----------------------------------          Senior Vice President, Chief                  March 30, 2000
Doron Valero                                Operating Officer and Director

/s/ Howard M. Sipzner
-----------------------------------             Chief Financial Officer                    March 30, 2000
Howard M. Sipzner

/s/ Peter Sackmann                                    Controller                           March 30, 2000
-----------------------------------
Peter Sackmann

/s/ Noam Ben Ozer                                      Director                            March 30, 2000
-----------------------------------
Noam Ben Ozer

/s/ Dr. Shaiy Pilpel                                   Director                            March 30, 2000
-----------------------------------
Dr. Shaiy Pilpel

/s/ Robert Cooney                                      Director                            March 30, 2000
-----------------------------------
Robert Cooney

/s/ Ronald Chase                                       Director                            March 30, 2000
-----------------------------------
Ronald Chase


EQUITY ONE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                       PAGE

INDEPENDENT AUDITORS' REPORT                                            F-1

Consolidated balance sheets, as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December
   31, 1999, 1998 and 1997:

   Consolidated Balance Sheets                                        F-2 - F-3

   Consolidated Statements of Operations                                F-4

   Consolidated Statements of Comprehensive Income                      F-5

   Consolidated Statements of Stockholders' Equity                      F-6

   Consolidated Statements of Cash Flows                              F-7 - F-8

   Notes to the Consolidated Financial Statements                     F-9 - F-24

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Equity One, Inc.:

We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998 and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida

February 16, 2000

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998 (IN THOUSANDS EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------
ASSETS                                                                          1999           1998
RENTAL PROPERTY (Notes 1, 4):
  Land, buildings, and equipment                                             $ 186,154      $ 134,330
  Building improvements                                                          6,311          6,580
  Land held for development                                                     15,401          2,680
  Construction in progress                                                       8,722          4,497
                                                                             ---------      ---------
           Total rental property                                               216,588        148,087

    Less:  accumulated depreciation                                            (11,669)        (9,464)
                                                                             ---------      ---------
           Rental property, net                                                204,919        138,623

CASH AND CASH EQUIVALENTS (Note 1)                                                 427          1,594
RESTRICTED CASH (Note 1)                                                            --          6,780
SECURITIES AVAILABLE FOR SALE (Notes 1, 2)                                       1,218          1,633
ACCOUNTS AND OTHER RECEIVABLES (net of allowance for doubtful accounts
  of $176 and $113 for 1999 and 1998, respectively) (Note 3)                     2,209          1,142
DUE FROM RELATED PARTIES (Note 12)                                                  33             39
DEPOSITS (Note 1)                                                                  707            529
PREPAID AND OTHER ASSETS                                                           567            671
DEFERRED EXPENSES (net of accumulated amortization of
  $429 and $265 for 1999 and 1998, respectively) (Note 1)                        1,723          1,200
GOODWILL (net of accumulated amortization of $298 and
  $248 for 1999 and 1998, respectively) (Note 1)                                   694            744
                                                                             ---------      ---------
TOTAL                                                                        $ 212,497      $ 152,955
                                                                             =========      =========

                                                                                           (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998 (IN THOUSANDS EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------
LIABILITIES:
  Accounts payable and accrued expenses                                      $   1,330      $     868
  Deferred rental income                                                           248            152
  Note payable (Note 5)                                                             --            560
  Credit agreement (Note 5)                                                     19,475             --
  Mortgage notes payable (Note 5)                                               97,752         67,145
  Put option liability (Note 6)                                                     --          2,127
  Tenants' security deposits                                                     1,274            885
  Minority interest in equity of consolidated subsidiary (Note 1)                  989             --
                                                                             ---------      ---------
           Total liabilities                                                   121,068         71,737
                                                                             ---------      ---------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value - 5,000,000 shares authorized but unissued (Note 6)
  Common stock, $0.01 par value - 40,000,000 shares authorized,
    11,299,222 and 10,238,528 shares issued and outstanding for
    1999 and 1998, respectively (Note 6)                                           113            102
  Additional paid-in capital                                                    89,990         81,214
  Retained earnings                                                              2,390             --
  Accumulated other comprehensive income                                          (519)           (98)
  Notes receivable from issuance of common stock                                  (545)            --
                                                                             ---------      ---------
           Total stockholders' equity                                           91,429         81,218
                                                                             ---------      ---------
TOTAL                                                                        $ 212,497      $ 152,955
                                                                             =========      =========

                                                                                         (Concluded)
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND
1997 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------
                                                                 1999          1998          1997
RENTAL INCOME (Notes 1, 9)                                     $ 26,822      $ 22,598      $ 19,816
                                                               --------      --------      --------
GAIN ON SALE OF REAL ESTATE                                       3,814         2,632            --
                                                               --------      --------      --------
INVESTMENT REVENUE:
  Interest                                                           98           162           424
  Dividends                                                         243           234           224
  Realized gain on securities, net (Note 2)                          --            --            81
                                                               --------      --------      --------
    Total investment revenue                                        341           396           729
                                                               --------      --------      --------
    Total revenues                                               30,977        25,626        20,545
                                                               --------      --------      --------
COSTS AND EXPENSES:
  Operating expenses (Note 10)                                    7,082         5,965         5,245
  Depreciation (Notes 1, 4)                                       3,452         2,831         2,342
  Interest (Note 5)                                               5,086         5,014         5,681
  Put option expense (Note 6)                                        --         1,320            --
  General and administrative expenses (Notes 11, 12)              1,622         1,381         1,029
  Amortization expense - goodwill                                    50            50            50
  Minority interest in earnings of consolidated subsidiary           96            --            --
                                                               --------      --------      --------
    Total costs and expenses                                     17,388        16,561        14,347
                                                               --------      --------      --------
NET INCOME                                                     $ 13,589      $  9,065      $  6,198
                                                               ========      ========      ========
EARNINGS PER SHARE (Notes 1, 8):

BASIC EARNINGS PER SHARE                                       $   1.26      $   1.01      $   0.96
                                                               ========      ========      ========
NUMBER OF SHARES USED IN COMPUTING
  BASIC EARNINGS PER SHARE                                       10,805         8,979         6,446
                                                               ========      ========      ========
DILUTED EARNINGS PER SHARE                                     $   1.26      $   1.00      $   0.87
                                                               ========      ========      ========
NUMBER OF SHARES USED IN COMPUTING
    DILUTED EARNINGS PER SHARE                                   10,901         9,074         7,106
                                                               ========      ========      ========

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------
                                                                  1999          1998          1997
NET INCOME                                                     $ 13,589      $  9,065      $  6,198
                                                               --------      --------      --------
OTHER COMPREHENSIVE INCOME -
  Net unrealized holding loss on securities
    available for sale                                             (421)          (98)           --
                                                               --------      --------      --------

  Total                                                            (421)          (98)           --
                                                               --------      --------      --------

COMPREHENSIVE INCOME                                           $ 13,168      $  8,967      $  6,198
                                                               ========      ========      ========

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (In Thousands)
--------------------------------------------------------------------------------------------------------------
                                                                                         NOTES
                                                                         ACCUMULATED   RECEIVABLE     TOTAL
                                                ADDITIONAL                 OTHER          FROM        STOCK-
                                     COMMON     PAID-IN       RETAINED   COMPREHENSIVE  ISSUANCE OF   HOLDERS'
                                      STOCK     CAPITAL       EARNINGS     INCOME     COMMON STOCK    EQUITY
BALANCE,
  DECEMBER 31, 1996                   $  58     $ 44,562                              $  (1,525)     $ 43,095

  Issuance of common stock               11       10,596                                               10,607

  Net income                                                  $ 6,198                                   6,198

  Dividends paid                                    (122)      (6,198)                                 (6,320)
                                      -----     --------      --------    ------      ----------     --------
BALANCE,
  DECEMBER 31, 1997                      69       55,036                                 (1,525)       53,580
                                      -----     --------      --------    ------      ----------     --------
  Issuance of common stock               33       34,088                                               34,121

  Stock issuance costs                            (1,087)                                              (1,087)

  Put option liability (Note 6)                     (807)                                                (807)

  Property and notes receivable
    distributed                                   (4,758)                                 1,525        (3,233)

  Net income                                                    9,065                                   9,065

  Dividends paid                                               (8,973)                                 (8,973)

  Distribution to stockholders -
    exercise of land purchase
    options (Note 4)                              (1,258)         (92)                                 (1,350)

  Net unrealized holding loss on
    securities available for sale                                         $  (98)                         (98)
                                      -----     --------      --------    ------      ----------     --------

BALANCE,
  DECEMBER 31, 1998                     102       81,214           --        (98)            --        81,218
                                      -----     --------      --------    ------      ----------     --------
  Issuance of common stock               11        8,737                                                8,748

  Notes receivable from issuance
    of common stock                                                                        (545)         (545)

  Stock issuance cost                                 39                                                   39

  Net income                                                   13,589                                  13,589

  Dividends paid                                              (11,199)                                (11,199)

  Net unrealized holding loss on
    securities available for sale                                           (421)                        (421)
                                      -----     --------      --------    ------      ----------     --------

BALANCE,
  DECEMBER 31, 1999                   $ 113     $ 89,990      $ 2,390     $ (519)     $    (545)     $ 91,429
                                      =====     ========      ========    ======      ==========     ========

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
                                                                                 1999          1998          1997
OPERATING ACTIVITIES:
  Net income                                                                    $ 13,589      $  9,065      $  6,198
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                              3,607         3,072         2,611
        Provision for losses on accounts receivable                                   64            84            29
        Gain on sales of securities                                                   --            --           (81)
        Gain on sale of real estate                                               (3,814)       (2,632)           --
        Put option expense                                                            --         1,320            --
        Minority interest in earnings of consolidated subsidiary                      96            --            --
        Changes in assets and liabilities:
          Restricted cash                                                          6,780        (6,780)           --
          Accounts and other receivables                                          (1,072)         (357)         (121)
          Deposits                                                                  (178)          114           (79)
          Prepaid and other assets                                                   104          (261)         (133)
          Accounts payable and accrued expenses                                      452            19           331
          Deferred rental income                                                      96          (122)           22
          Tenants' security deposits                                                 439           166            70
          Due from related party                                                       6             9            (4)
                                                                                --------      --------      --------
           Net cash provided by operating activities                              20,169         3,697         8,843
                                                                                --------      --------      --------

INVESTING ACTIVITIES:
  Acquisition of land held for development                                        (3,565)           --            --
  Acquisition of rental property                                                 (62,043)      (22,227)       (6,386)
  Acquisition of building improvements                                              (116)       (3,244)       (1,507)
  Construction costs incurred                                                     (4,225)       (4,103)       (2,094)
  Sale of rental property                                                          7,716         6,740            --
  Purchases of securities                                                         (4,733)       (1,715)       (5,237)
  Sales and prepayments of securities                                              4,727            29         9,801
  Change in deposits for acquisition of rental property                               --           696          (750)
                                                                                --------      --------      --------
           Net cash used in investing activities                                 (62,239)      (23,824)       (6,173)
                                                                                --------      --------      --------
FINANCING ACTIVITIES:
  Repayments of mortgage notes payable                                            (3,462)      (16,559)      (19,455)
  Borrowings under mortgage notes payable                                         31,234        12,700        13,880
  Borrowings under note payable                                                   18,915           560            --
  Deferred financing expenses                                                       (628)         (513)         (735)
  Stock subscription and issuance                                                  8,203        34,121        10,607
  Stock issuance costs                                                                39          (863)           --
  Cash dividends paid to stockholders                                            (11,199)       (8,973)       (6,320)
  Distribution to stockholders                                                        --        (1,350)           --
  Payment of put option                                                           (2,127)           --            --
  Change in minority interest                                                        (72)           --            --
                                                                                --------      --------      --------
           Net cash provided by (used in) financing activities                    40,903        19,123        (2,023)
                                                                                --------      --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (1,167)       (1,004)          647

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       1,594         2,598         1,951
                                                                                --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $    427      $  1,594      $  2,598
                                                                                ========      ========      ========

                                                                                                         (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
                                                                                  1999          1998         1997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amount capitalized                             $  4,780      $  4,769      $  5,476
                                                                                ========      ========      ========
SUPPLEMENTAL SCHEDULE OF CASH AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
    Change in unrealized holding loss on securities available for sale          $   (421)     $    (98)
                                                                                ========      ========
    Common stock issued for notes receivable                                    $    545
                                                                                ========
    Acquisition of rental property                                                                          $ 15,402
    Cash paid for rental property                                                                             (5,654)
                                                                                                            --------
    Assumption of mortgage note payable                                                                     $  9,748
                                                                                                            ========
    Put option liability charged to stockholders' equity                                      $    807
                                                                                              ========
    Property and notes receivable distributed to stockholders                                 $  4,758
                                                                                              ========
    Acquisition of rental property                                              $  3,800
    Change in minority interest                                                      965
                                                                                --------
    Assumption of mortgage note payable                                         $  2,835
                                                                                ========

                                                                                                            (Concluded)

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL - Equity One, Inc. (the "Company") was incorporated in Maryland on June 15, 1992, as a wholly-owned subsidiary of Gazit Holdings, Inc., a wholly-owned subsidiary of Gazit, Inc. During 1996, as a result of a merger, Gazit Holdings, Inc. transferred all of its stock ownership to Gazit (1995), Inc. ("Gazit"), a wholly-owned subsidiary of Gazit, Inc. (see Note 6). Since 1993, additional shares of stock were issued to both affiliated and unaffiliated entities. As of December 31, 1998 (and pursuant to a transfer of interests between Gazit, Inc. and Globe-Reit Investments, Ltd. ("Globe") whereby Gazit became a wholly-owned subsidiary of Globe), Globe's holdings (directly and indirectly) in the Company approximated 58%. The Company was formed for the purpose of holding various real estate subsidiaries located in the United States of America ("U.S." or "United States").

         The Company completed its Initial Public Offering ("IPO") on May 19, 1998 of 4,700,000 common shares, $0.01 par value per share. Of the shares sold in the offering, 3,330,398 shares, generating net proceeds of approximately $33,500, were sold by the Company and 1,369,602 shares were sold by a stockholder of the Company. All of the common shares were sold at $11.00 per share.

         The Company currently owns and operates twenty-seven properties in Florida. Winn-Dixie Stores Inc. and Publix Supermarkets, Inc. rent approximately 16% and 11% of the total rentable square footage, respectively.

         BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries. All subsidiaries hereinafter are referred to as "the consolidated companies." All intercompany transactions have been eliminated.

         MINORITY INTEREST - On January 1, 1999, a wholly-owned subsidiary of the Company, Equity One (Walden Woods) Inc., entered into a limited partnership as a general partner. An income producing shopping center ("Walden Woods Village") was contributed by its owners (the "Minority Partners") and the Company contributed 93,656 shares of common stock to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net value of property contributed by the Minority Partners, each of the partners received 93,656 limited partnership units. The Company and the Minority Partners have entered into a Redemption Agreement whereby the Minority Partners can request that the Company purchase back all or part of the common stock at $10.30 per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented as a liability. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared.

         The shares of the Company held by the consolidated limited partnership are not considered outstanding in the consolidated financial statements.

         CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers certificates of deposit with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of the following as of December 31, 1999 and 1998:

                                            1999           1998

         Cash                             $  427          $1,461
         Certificates of deposit              --             133
                                          ------          ------

         Total                            $  427          $1,594
                                          ======          ======

         RESTRICTED CASH - At December 31, 1998, $6,780 of cash was received from the sale of a property and was being held in escrow to accomplish a like-kind exchange which occurred in 1999, pursuant to Internal Revenue Code ("IRC") Section 1031.

         INVESTMENT SECURITIES - As of December 31, 1999 and 1998, all of the Company's securities are classified as securities available for sale and are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity in accumulated other comprehensive income until realized.

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

         DEFERRED EXPENSES - Deferred expenses consist of loan origination and other fees directly related to rental property financing with third parties. The fees are being amortized using the straight-line method over the term of the notes, ranging from 3 to 30 years.

         GOODWILL - Goodwill arising from the excess of cost over fair value of net assets acquired in the acquisition of Global Realty and Management, Inc. (see Note 6) is amortized on a straight-line basis over a period of 20 years. Amortization expense amounted to $50 for each of the years ended December 31, 1999, 1998 and 1997.

         RENTAL INCOME - Rental income is comprised of minimum rentals and contingent rentals. Contingent rentals are generally received from tenants based on their gross sales. For the years ended December 31, 1999, 1998 and 1997, contingent rentals recognized by the Company were approximately $169, $127 and $172, respectively.

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

         In February 1997, SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, was issued. SFAS No. 129, which applies to all entities that have issued securities, requires in summary form the pertinent rights and privileges of the various securities outstanding. Examples of information to be disclosed are dividends and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking-fund requirements, unusual voting rights, and significant terms of contracts to issue additional shares. The Company adopted SFAS No. 129 in 1997, and the effects of adoption are reflected in the consolidated financial statements.

         In June 1997, SFAS No. 130, REPORTING COMPREHENSIVE INCOME, was issued. This standard requires disclosure of total nonowner changes in partner's capital, which is defined as net income plus direct adjustments to partners' capital such as equity and cash investment adjustments. This standard also requires reclassification of comparative financial statements for all earlier periods presented. The Company adopted SFAS No. 130 in 1998, and has presented consolidated statements of comprehensive income herein.

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

            MORTGAGE NOTES PAYABLE - The estimated fair value at December 31, 1999 and 1998 was $94,339 and $60,926, respectively, calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes payable.

2.       SECURITIES AVAILABLE FOR SALE

         Composition in the consolidated balance sheets:

                                                          1999         1998

         Equity securities                              $ 1,218      $ 1,617
         Mortgage-backed securities                          --           16
                                                        -------      -------
                  Total                                 $ 1,218      $ 1,633
                                                        =======      =======

         As of December 31, 1999 and 1998, gross unrealized gains were $0 and $0, respectively, and gross unrealized losses were $421 and $98, respectively. For the years ended December 31, 1999, 1998 and 1997, the Company had gross securities sales of $4,710, $0 and $8,815, resulting in gross realized gains of $0, $0 and $116, and gross realized losses of $0, $0 and $35, respectively.

3.       ACCOUNTS AND OTHER RECEIVABLES

         Composition in the consolidated balance sheets:

                                                          1999         1998

         Tenants                                        $ 2,278      $ 1,150
         Accrued interest receivable - institutions          48           63
         Employee loans and advances                         59           42
         Allowance for doubtful accounts                   (176)        (113)
                                                        -------      -------
                  Total                                 $ 2,209      $ 1,142
                                                        =======      =======

4.       RENTAL PROPERTY

         Composition in the consolidated balance sheets:

                                                      LAND          LAND,
                                                      HELD        BUILDINGS                    CONSTRUCTION
                                                       FOR           AND            BUILDING        IN
             COST                                  DEVELOPMENT    EQUIPMENT       IMPROVEMENTS   PROGRESS         TOTAL

             Balance at beginning of year           $   2,680      $ 134,330      $   6,580      $   4,497      $ 148,087
             Additions in the reporting year           12,721         62,504            375         12,179         87,779
             Dispositions in the reporting year                      (10,680)          (644)        (7,954)       (19,278)
                                                    ---------      ---------      ---------      ---------      ---------
             Balance at end of year                    15,401        186,154          6,311          8,722        216,588
                                                    ---------      ---------      ---------      ---------      ---------

             ACCUMULATED DEPRECIATION

             Balance at beginning of year                              8,541            923                         9,464
             Depreciation for the year                                 2,999            454                         3,453
             Reduction of depreciation                                  (976)          (272)                       (1,248)
                                                    ---------      ---------      ---------      ---------      ---------
             Balance at end of year                        --         10,564          1,105             --         11,669
                                                    ---------      ---------      ---------      ---------      ---------
             Undepreciated balance
               as of December 31, 1999              $  15,401      $ 175,590      $   5,206      $   8,722      $ 204,919
                                                    =========      =========      =========      =========      =========
             Undepreciated balance
               as of December 31, 1998              $   2,680      $ 125,789      $   5,657      $   4,497      $ 138,623
                                                    =========      =========      =========      =========      =========

         Certain of the Company's rental property serves as collateral to recourse mortgage notes payable totaling $97,752 and $67,145 as of December 31, 1999 and 1998, respectively (see Note 5).

         Immediately prior to the consummation of the IPO in 1998, the Company adopted a plan to distribute certain assets to its stockholders. The plan provided for the transfer, to a newly formed limited partnership, of 16.7 acres of land with a book value at December 31, 1997 of $3,211 and notes receivable from issuance of common stock totaling $1,525. The Company then distributed all of the partnership interests to its stockholders, and the book value of the assets has been treated as a distribution and charged to additional paid-in capital. The Company retained an option for five years to repurchase the land at option prices totaling $5,650. In December 1998, the Company exercised an option to acquire land at a price of $1,700. The land was recorded at its original historical cost prior to distribution of $350, and $1,350 was charged to retained earnings and additional paid-in capital.

         Assets are depreciated on a straight-line basis, based on the following annual percentages:

         Buildings                                          2.50% -  3.33%
         Building/leasehold improvements                    2.50% - 20.00%
         Equipment                                         14.00% - 20.00%

5.       NOTES PAYABLE

         Composition in the consolidated balance sheets:

                                                                                                      1999        1998
                                                                                                      ----        ----
         Mortgage payable, 8.125%, payable in monthly
           installments of $29 including interest,
           unpaid balance due August 31, 2011,
           collateralized by rental property                                                         $ 2,662     $ 2,783

         Mortgage payable, 9%, payable in monthly
           installments of $55 including interest,
           unpaid balance due July 1, 2002, collateralized
           by rental property                                                                          4,938       5,125

         Mortgage payable, 7.68%, through February 15,
           2015 payable in monthly installments of $115
           including interest, unpaid balance due February
           15, 2015, collateralized by rental property                                                12,306      12,709

         Mortgage payable, 6.95%, payable in monthly
           installments of $34 including interest, unpaid
           balance due February 15, 2005, collateralized by
           rental property                                                                             4,201       4,311

         Mortgage payable, 7.00%, payable in monthly
           installments of $26 including interest, unpaid
           balance due March 1, 2008, collateralized by
           rental property                                                                             3,152       3,235

         Mortgage payable, 6.375%, payable in monthly
           installments of $8 including interest, unpaid
           balance due May 10, 1999, collateralized by
           rental property                                                                                --       1,192

         Mortgage payable, 6.85% and 8.15%, payable
           in monthly installments of $38 and $47 including
           interest, for 1998 and 1997, respectively,
           unpaid balance due November 1, 2018,
           collateralized by rental property                                                           4,869       4,990

         Mortgage payable, 7.625%, payable in monthly
           installments of $20 including interest, unpaid
           balance due January 1, 2006, collateralized
           by rental property                                                                          2,257       2,321

         Mortgage payable, 9.35%, payable in monthly
           installments of $23 including interest, unpaid
           balance due March 1, 2009, collateralized
           by rental property                                                                          2,244       2,308

                                                                                                      1999        1998
                                                                                                      ----        ----
         Mortgage payable, 7.95%, payable in monthly
           installments of $50 including interest, unpaid
           balance due July 15, 2010, collateralized
           by rental property                                                                        $ 5,352     $ 5,519

         Mortgage payable, 7.85%, payable in monthly
           installments of $111 including interest, unpaid
           balance due December 1, 2010, collateralized
           by rental property                                                                         12,118      12,459

         Mortgage payable, 6.90% and 8.25%, payable
           in monthly installments of $18 and $19 including
           interest, for 1998 and 1997, respectively,
           unpaid balance due October 1, 2002,
           collateralized by rental property                                                           1,837       1,923

         Mortgage payable, 7.875%, through July 1, 2006
           payable in monthly installments of $50 including
           interest, at which time the lender will adjust
           the rate of interest equal to the sum of Moody's
           "A" corporate bond index daily rate plus
           .375%, rounded to the next highest one-eighth
           percentage rate. The unpaid balance is due
           June 30, 2016, collateralized by rental property.                                           5,524       5,679

         Mortgage payable, 10.06%, payable in monthly
           installments of $26 including interest, unpaid
           balance due June 1, 2001, collateralized by
           rental property                                                                             2,544       2,591

         Mortgage payable, 6.75%, payable in monthly
           installments of $44, including interest, unpaid
           balance due January 1, 2014, collateralized
           by rental property                                                                          4,835          --

         Mortgage payable, 7.88%, payable in monthly
           installments of $25, including interest, unpaid
           balance due August 1, 2006, collateralized
           by rental property                                                                          2,764          --

         Mortgage payable, 6.91%, payable in monthly
           installments of $175, including interest, unpaid
           balance due July 1, 2008, collateralized
           by rental property                                                                         26,149          --
                                                                                                     -------     -------
         Total                                                                                       $97,752     $67,145
                                                                                                     =======     =======

                                                                                      1999        1998
                                                                                     ------      ------
           Credit agreement, 225 basis points over LIBOR,
             interest payable monthly, commitment of $22,050,
             unpaid balance due February 4, 2002,
             collateralized by rental property                                       $19,475          --
                                                                                     =======
           Note payable, 0.5% over Bank basis rate (8.25%
             at December 31, 1998), commitment of $2,000,
             payable February 21, 1999                                                    --     $   560
                                                                                                 =======

           Principal maturities of the mortgage notes payable as of December 31, 1999 are as follows:

           YEAR ENDING
           DECEMBER 31,
           2000                                                                      $ 2,747
           2001                                                                        5,398
           2002                                                                        8,890
           2003                                                                        2,987
           2004                                                                        3,215
           Thereafter                                                                 74,515
                                                                                     -------
           Total                                                                     $97,752
                                                                                     =======

         Interest costs incurred under the notes payable were $6,789 and $5,456 of which $1,808 and $633 were capitalized in the years ended December 31, 1999 and 1998, respectively.

6.       STOCKHOLDERS' EQUITY

         The Company had a two-for-one stock split on July 15, 1997 and changed the par value of its common and preferred stock from $1.00 to $0.01. All share and per share data and stockholders' equity accounts for 1997 have been restated to reflect the stock split and change in par value.

         As of December 31, 1999 and 1998, the Company has authority to issue 45,000,000 shares, of which 5,000,000 are shares of preferred stock. On December 30, 1996, Class B warrants totaling 906,124 were exchanged proportionately for 1,340,000 Class C warrants at an exercise price of $8.25 per share and expire on December 31, 1999. During 1997, all Class A warrants were exercised at $5.125 per share and during 1999, all Class C warrants were exercised at $8.25 per share.

         During 1998, the Company has granted a stockholder an option to put 293,430 shares of common stock issuable upon exercise of Series C warrants to the Company at a price of $15.50 per share or to put the Series C warrants to the Company at a price of $7.25 per warrant, which equals the put option price of $15.50 per warrant less the Series C warrant exercise price of $8.25 per warrant. The put option was exercisable in whole or in part by the former stockholder from December 1, 1999 until December 15, 1999. For the year ended December 31, 1998, the Company has recognized $1,320 as a current period expense and $807 as a reduction of paid-in capital related to the Company's IPO. In December 1999, the shareholder exercised 293,430 C warrants at $7.25 per warrant.

         During 1999, the Company paid cash dividends of $.25, $.25, $.26 and $.26 per share on March 24, June 5, September 17 and December 17, respectively, to all shareholders of record on those dates. Gross dividends paid were $11,199 for the year ended December 31, 1999.

         During 1998, the Company paid cash dividends of $.25, $.13, $.12, $.25 and $.25 per share on March 24, May 18, June 29, October 6 and December 23, respectively, to all stockholders of record on those dates. Gross dividends paid were $8,973 for the year ended December 31, 1998.

         During 1997, the Company paid cash dividends of $.215, $.225, $.2625 and $.25 per share on March 31, June 18, September 30 and December 31, respectively, to all stockholders of record on those dates. Gross dividends paid were $6,320 for the year ended December 31, 1997.

         Effective January 1, 1994, the Company acquired Global Realty and Management, Inc. ("Global"), the property manager for all Florida rental properties held by the Company. The acquisition was accounted for as a purchase. The outstanding common stock of Global was exchanged for 144,000 shares of the Company's common stock and 48,000 Class B warrants to purchase the Company's common stock at $8.25 per share through December 31, 1996. In November 1998, Global changed its name to Equity One Realty and Management, Inc. The former stockholder of Global was granted an option to "put" his newly acquired Company stock to the Company for $1,000 for a five-year period. During 1996, the Company canceled the put option in exchange for a similar put option to be issued by certain stockholders of the Company. On December 30, 1996, the former stockholder exercised the 48,000 Class B warrants to purchase the Company's common stock at $8.25 per share. The Company provided a $396 loan for a six-year period for the purpose of exercising the Class B warrants held by the former stockholder. The loan bears interest at 5.25% per year. The loan was offset against stockholders' equity and distributed immediately prior to the IPO (see
         Note 4). Additionally, the Company entered into an employment agreement with the former stockholder for a period of 7 years with an option to extend the agreement for another 7 years. The former stockholder is entitled to remuneration of $180 per year, effective January 1, 1996, and options to purchase 150,000 shares in the Company at an exercise price of $12.375 per share under the Company's 1995 Stock Option Plan (the "Plan").

         During 1996, two officers, including the former stockholder of Global discussed above, exercised stock options for promissory notes. These notes were full recourse promissory notes bearing interest at 5.25% and 6.86%, respectively, and were collateralized by the stock issued upon exercise of the stock options. Immediately prior to the IPO, the notes were distributed to certain shareholders (see Note 4).

         During 1999, two officers exercised stock options for promissory notes totaling $545. These notes are full resource promissory notes bearing interest at $6.35% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable quarterly and principal is due December 30, 2002. The notes have been reflected in the consolidated financial statements as a reduction of stockholders' equity.

7.       STOCK-BASED COMPENSATION

         On October 23, 1996, the Company adopted the Equity One, Inc. 1995 Stock Option Plan (the "Plan"), which was amended December 10, 1998 and is described below. The Company applies the intrinsic value method in accounting for the Plan. The purpose of the Plan is to further the growth of the Company, by offering an incentive to directors, officers and other key employees of the Company, and to increase the interest of these employees in the Company, through additional ownership of its common stock. The effective date of the Plan is January 1, 1996. The maximum number of shares of common stock as to which options may be granted to this Plan is 1,000,000 shares, which shall be reduced each year by the required or discretionary grant of options. The term of each option shall be determined by the Stock Option Committee of the Company (the "Committee"), but in no event shall be longer than ten years from the date of the grant. The vesting of the options shall be determined by the Committee, in its sole and absolute discretion, at the date of grant of the option.

         During 1996, the Company issued 450,000 options under the Plan to two officers and two non-employee members of the Board of the Company at an exercise price of $12.375 per share, fair market value on the date of grant as determined by an independent valuation, which shall vest over a four-year period, 112,500 shares each year, commencing on January 1, 1997, and on the first day of each year, until all options vest. The per share option price is subject to a downward adjustment to the extent that dividends declared and paid by the Company in each year subsequent to 1995 exceed dividends declared and paid by the Company in the year ended December 31, 1995. During 1998, 100,000 of these options were forfeited. On December 10, 1998, the Plan was amended (the "Amendment") for the two officers by adjusting the option exercise price to $10.00 per share, increasing their original number of options from 350,000 shares to 503,331 shares and eliminating the downward adjustment.

         On December 31, 1996, the Company issued 48,000 options under the Plan to one officer of the Company at an exercise price of $8.25 per share, fair market value on the date of grant as determined by an independent valuation. These options were fully vested as of December 31, 1996 and were exercised during December 1999 (see Note 6).

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

         The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO Employees, and related interpretations in measuring stock-based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under the Plan. Had compensation expense been determined based upon the fair value at the grant date for awards under the Plan consistent with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and earnings per share on a pro forma basis, using a recent independent valuation, would have been:

                                                                                               1999       1998     1997
          Net income                     As reported                                         $ 13,589   $ 9,065   $6,198
                                         Pro forma - basic                                   $ 13,062   $ 9,033   $6,198
                                         Pro forma - diluted                                 $ 13,157   $    --   $   --

          Basic earnings per share       As reported                                         $   1.26    $ 1.01   $ 0.96
                                         Pro forma                                           $   1.21    $ 1.01   $ 0.96

          Diluted earnings per share     As reported                                         $   1.26    $ 1.00   $ 0.87
                                         Pro forma                                           $   1.21    $ 1.00   $ 0.87

         In accordance with SFAS No. 123, the following is a summary of the Company's stock option activity for the years ended December 31, 1999, 1998 and 1997:

                                                         1999                      1998                     1997
                                                ----------------------    ---------------------     -------------------
                                                             WEIGHTED                  WEIGHTED                WEIGHTED
                                                              AVERAGE                  AVERAGE                 AVERAGE
                                                 STOCK        EXERCISE      STOCK      EXERCISE      STOCK     EXERCISE
                                                OPTIONS        PRICE       OPTIONS      PRICE       OPTIONS     PRICE
                                                --------     ---------    --------     --------     --------   --------
          Outstanding, beginning of year         777,331     $ 10.407     644,000     $ 11.840      498,000    $ 11.819
          Granted                                 58,000       10.078     293,331       11.040      146,000      12.375
          Forfeited                              (50,000)      11.825    (160,000)      12.375            -           -
          Exercised                              (48,000)       8.250           -            -            -           -
                                                --------     ---------    --------     --------     --------   --------
          Outstanding, end of year               737,331     $ 10.448     777,331     $ 10.407      644,000    $ 11.840
                                                ========     =========    ========     ========     ========   ========
          Exercisable, end of year               446,999     $ 10.213     327,416      $ 9.852      160,500    $ 10.914
                                                ========     =========    ========    =========     ========   ========
          Weighted average fair value
            of options granted under
            SFAS No. 123 during the year                     $  1.358                  $ 0.920                  $ 0.000
                                                             =========                =========                ========

         The following table summarizes information about the stock option plan as of December 31, 1998:

                                                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE0
                                                ---------------------------------------------------------------------
                                                     WEIGHTED
                                                     AVERAGE            WEIGHTED                         WEIGHTED
                                                    REMAINING           AVERAGE                           AVERAGE
             Range of            Number         Contractual Life        Exercise          Number         Exercise
          Exercise Price       Outstanding         (in years)            Price         Exercisable         Price
          -----------------  ----------------   ------------------   ---------------  ---------------  --------------
              $ 10.000           557,331               6.2              $ 10.000          406,999       $ 10.000
                10.438            50,000               9.7                10.438             -            10.438
                12.375           130,000               7.9                12.375          40,000          12.375

         The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                  1999                1998                  1997
                                           -------------------  ------------------   -------------------
          Dividend yield                         10.25%           7.42% - 8.71%        6.30% - 7.42%
          Risk-free interest rate            6.42% - 6.51%        4.53% - 5.65%        6.14% - 6.23%
          Expected option life (years)             5                    3                    3
          Expected volatility                    23.00%             0% - 32.23%              0%

8.       EARNINGS PER SHARE

         In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income for the years ended December 31, 1999, 1998 and 1997:

                                                               FOR THE YEAR ENDED DECEMBER 31, 1999
                                                             ----------------------------------------
                                                               INCOME         SHARES       PER SHARE
                                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                             ----------------------------------------
          NET INCOME                                         $   13,589
                                                             ==========
          BASIC EPS
          Income available to common stockholders            $   13,589     10,804,574     $     1.26
                                                             ==========     ----------     ==========
          EFFECT OF DILUTIVE SECURITIES
          Walden Woods Village, Ltd.                                 95         93,656
          Employee restricted stock                                  --          3,123
                                                             ----------     ----------
                                                                     95         96,779
                                                             ----------     ----------
          DILUTED EPS
          Income available to common
            stockholders + assumed conversions               $   13,684     10,901,353     $     1.26
                                                             ==========     ==========     ==========
                                                               FOR THE YEAR ENDED DECEMBER 31, 1998
                                                             ----------------------------------------
                                                               INCOME         SHARES       PER SHARE
                                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                             ----------------------------------------
          NET INCOME                                         $    9,065
                                                             ==========
          BASIC EPS
          Income available to common stockholders            $    9,065      8,979,364     $     1.01
                                                             ==========     ----------     ==========
          EFFECT OF DILUTIVE SECURITIES
          Series C Warrants                                                     90,793
          Stock Options                                                          4,304
                                                                            ----------
                                                                                95,097
                                                                            ==========
          DILUTED EPS
          Income available
            to common stockholders + assumed conversions     $    9,065      9,074,461     $     1.00
                                                             ==========     ==========     ==========

                                                                  FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                ----------------------------------------
                                                                  INCOME         SHARES       PER SHARE
                                                                (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                ----------------------------------------
             NET INCOME                                         $   6,198
                                                                =========
             BASIC EPS
             Income available to common stockholders            $   6,198      6,446,320      $     0.96
                                                                =========      ---------      ==========
             EFFECT OF DILUTIVE SECURITIES
             Series A Warrants                                                   142,955
             Series C Warrants                                                   466,909
             Stock Options                                                        50,133
                                                                                ---------
                                                                                 659,997
             DILUTED EPS
             Income available to common
               stockholders + assumed conversions               $   6,198      7,106,317      $     0.87
                                                                =========      =========      ==========

9.       FUTURE MINIMUM RENTAL INCOME, COMMITMENTS AND CONTINGENT LIABILITIES

         Future minimum rental income under noncancelable operating leases approximates the following as of December 31, 1998:

          YEAR ENDING
          DECEMBER 31,

          1999                                  $ 22,701
          2000                                    20,191
          2001                                    18,011
          2002                                    15,736
          2003                                    13,460
          Thereafter                              64,490
                                                --------
          Total                                 $154,589
                                                ========

         During 1996, the Company pledged a letter of credit for $1,500 as additional security on one of its properties. As of December 31, 1999, this pledged letter of credit remains outstanding. The letter of credit is collateralized by rental property.

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

10.      OPERATING EXPENSES

         Composition in the consolidated statements of operations:

                                           1999          1998          1997

          Commissions                     $  252        $  308        $  175
          Payroll                            602           467           350
          Insurance expense                  519           464           386
          Real estate property tax         2,913         2,425         2,152
          Repairs and maintenance          1,533         1,205         1,061
          Utilities                          522           508           488
          Other                              741           588           633
                                          ------        ------        ------
          Total                           $7,082        $5,965        $5,245
                                          ======        ======        ======

11.      GENERAL AND ADMINISTRATIVE EXPENSES

         Composition in the consolidated statements of operations:

                                           1999          1998          1997

          Office expenses                 $  130        $   86        $  101
          Professional fees                  314           323           101
          Management fees                     13            93            64
          Payroll                            796           628           618
          Other                              369           251           145
                                          ------        ------        ------
          Total                           $1,622        $1,381        $1,029
                                          ======        ======        ======

12.      RELATED PARTY TRANSACTIONS

         The Company provided an affiliated entity, Gazit (1995), Inc., with office space, office services and certain management and consulting services for which the Company receives a management fee. For the years ended December 31, 1999, 1998 and 1997, such fees totaled $10, $10 and $10, respectively, and are included as an offset in general and administrative expenses in the accompanying consolidated statements of operations.

         The Company entered into consulting agreements with two directors of Danbar to provide consulting services. Each director is entitled to receive $30 per year, effective as of January 1, 1996, and options to purchase 50,000 shares each under the Plan described above. On May 18, 1998, both consulting agreements were terminated and the option to purchase 50,000 shares were forfeited.

         On December 10, 1998, the Company exercised an option to purchase land from a partnership controlled by affiliates of the Company, including two officers of the Company (see Note 4).

         As of December 31, 1999, 1998 and 1997, balances due from related parties are non-interest bearing with no specified due dates.

         For the years ended December 31, 1999, 1998 and 1997, the Company had compensated Chaim Katzman, President, Doron Valero, Vice President, and significant stockholders $361 and $289 in 1999, respectively, $269 and $302 in 1998, respectively, and $254 and $191 in 1997, respectively.

         Warrants have been issued to certain officers, directors and affiliates (see Note 6).

                                   * * * * * *

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Equity One, Inc.

We have audited the consolidated financial statements of Equity One, Inc., and subsidiaries (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 16, 2000, such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche, LLP
February 16,  2000

                                  SCHEDULE III

                           REAL ESTATE INVESTMENTS AND
                            ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

                                                                                                        GROSS AMOUNTS
                                                                       INITIAL COST  CAPITALIZED      AT WHICH CARRIED
                                                                        TO COMPANY    SUBSEQUENT       AT THE CLOSE OF
                                                                                                          THE PERIOD
        PROPERTY                   LOCATION       ENCUMBRANCES   LAND   BUILDING &   TO ACQUISTION    LAND  IMPROVEMENTS
                                                                        IMPROVEMENT  IMPROVEMENTS
SOUTH FLORIDA
Bird Ludlum  Shopping Center    Miami, FL            $12,306   $ 4,080     $16,318       $    91     $ 4,088   $16,409
Diana Building                  W. Palm Beach, FL          0       123         493           909         123     1,402
Equity One Office Building(1)   Miami Beach, FL            0       229         423           757         229     1,180
Lantana Village
     Shopping Center            Lantana, FL            4,201     1,350       5,400         2,703       1,350     8,103
Montclair Apartments            Miami, FL                  0       199         801             0         199       801
Pine Island/Ridge Plaza
     Shopping Center            Davie, FL             26,149    12,462      20,309           150      12,462    20,459
Plaza Del Rey Shopping Center   Miami, FL              2,662       740       2,961           147         740     3,108
Point Royale Shopping Center    Miami, FL              5,352     3,161       5,005           175       3,161     5,180
Restaurant Properties           Miami, FL                  0       250       1,000             0         250
Skylake Shopping Center(1)      Miami, FL                  0     4,873           0         8,149       5,832     7,190
Summerlin Square
Shopping Center                 Fort Myers, FL         4,835     1,043       7,989            93       1,043     8,082
West Lakes Plaza
     Shopping Center            Miami, FL              5,524     2,142       5,789            44       2,141     5,933

CENTRAL FLORIDA
East Bay Plaza
     Shopping Center(1)         Largo, FL                  0       314       1,296           551         325     1,836
Eustis Square Shopping Center   Eustis, FL             4,938     1,450       5,799            52       1,463     5,838
Forest Edge Shopping Center     Orlando, FL            1,837     1,250       1,850             6       1,250     1,856
Lake Mary Shopping Center       Lake Mary, FL         12,118     5,578      13,878            47       5,578    13,925
Park Promenade
     Shopping Center            Orlando, FL                0     2,810       6,444            58       2,810     6,502
Walden Woods Shopping Center    Plant City, FL         2,764       950       2,850             6         950     2,856

NORTH FLORIDA
Atlantic Village
     Shopping Center            Atlantic Beach, FL     4,869     1,190       4,760           876       1,190     5,636
Beauclerc Village(1)
Shopping Center                 Jacksonville, FL           0       560       2,242             4         561     2,245
Commonwealth
     Shopping Center            Jacksonville, FL       3,152       730       2,920         1,406         730     4,326
Fort Caroline Trading Post      Jacksonville, FL       2,244       738       2,432           541         738     2,973
Mandarin Landing
     Shopping Center            Jacksonville, FL           0     4,443       4,747             0       4,443     4,747
Mandarin Mini Storage           Jacksonville, FL           0       362       1,448             5         362     1,453
Monument Point
     Shopping Center            Jacksonville, FL       2,544     1,336       2,330            87       1,336     2,417
Oak Hill Village
     Shopping Center            Jacksonville, FL       2,257       690       2,760            37         690     2,797
                                                    --------   -------    --------       -------     -------  --------
SUBTOTAL                                            $ 97,752   $53,053    $122,244       $16,894     $54,044  $138,254
Credit Agreement(1)                                 $ 19,475        --          --            --          --        --
                                                    --------   -------    --------       -------     -------  --------
TOTAL                                               $117,227   $53,053    $122,244       $16,894     $54,044  $138,254
                                                    ========   =======    ========       =======     =======  ========

(1) Properties encumbered under the Credit Agreement.

                                  SCHEDULE III

                           REAL ESTATE INVESTMENTS AND
                      ACCUMULATED DEPRECIATION--(CONTINUED)
                                DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

         PROPERTY                           TOTAL         ACCUMULATED         DATE                  DEPRECIABLE
                                                          DEPRECIATION       ACQUIRED                  LIVES
SOUTH FLORIDA
Bird Ludlum Shopping Center               $ 20,497          $2,262        AUGUST 11, 1994                40
Diana Building                               1,525             131        FEBRUARY 15, 1995              40
Equity One Office Building                   1,409             187        APRIL 10, 1992                 40
Lantana Village
     Shopping Center                         9,453             278        JANUARY 6, 1998                40
Montclair Apartments                         1,000              27        AUGUST 31, 1998                40
Pine Island/Ridge Plaza
     Shopping Center                        32,921             180        AUGUST 26, 1999                40
Plaza Del Rey Shopping Center                3,848             932        AUGUST 22, 1991                30
Point Royale Shopping Center                 8,341             595        JULY 27, 1995                  40
Restaurant Properties                        1,250              50        APRIL 30, 1998                 40
Skylake Shopping Center                     13,022              89        AUGUST 19, 1997                40
Summerlin Square
Shopping Center                              9,125             327        JUNE 10, 1998                  40
West Lakes Plaza
     Shopping Center                         8,074             499        NOVEMBER 6, 1996               40

CENTRAL FLORIDA
East Bay Plaza
     Shopping Center                         2,161             539        JULY 27, 1993                  30
Eustis Square Shopping Center                7,301           1,216        OCTOBER 22, 1993               30
Forest Edge Shopping Center                  3,106             139        DECEMBER 31, 1996              40
Lake Mary Shopping Center                   19,503           1,470        NOVEMBER 9, 1995               40
Park Promenade
     Shopping Center                         9,312             148        JANUARY 31, 1999               40
Walden Woods Shopping Center                 3,806              72        JANUARY 1, 1999                40

NORTH FLORIDA
Atlantic Village
     Shopping Center                         6,826             639        JUNE 30,1995                   40
Beauclerc Village
     Shopping Center                         2,806              91        MAY 15, 1998                   40
Commonwealth
     Shopping Center                         5,056             548        FEBRUARY 28, 1994              40
Fort Caroline Trading Post                   3,711             428        JANUARY 24, 1994               40
Mandarin Landing
     Shopping Center                         9,190               7        DECEMBER 9, 1999               40
Mandarin Mini Storage                        1,815             205        MAY 10, 1994                   40
Monument Point
     Shopping Center                         3,753             184        JANUARY 31, 1997               40
Oak Hill Village
     Shopping Center                         3,487             291        DECEMBER 7, 1995               40
                                          --------         -------
SUBTOTAL                                  $192,298         $11,534
                                                --              --
                                          --------         -------
TOTAL                                     $192,298         $11,534
                                          ========         =======

                                  SCHEDULE III

                           REAL ESTATE INVESTMENTS AND
                            ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

Reconciliation of Property and Improvements:

                                                   1999           1998           1997
                                                ---------      ---------      ---------
Beginning balance                               $ 140,764      $ 123,447      $ 105,239
Acquisitions                                       55,015         20,834         15,388
Improvements                                        7,843          4,411          2,820
Disposition                                       (11,324)        (7,928)            --
                                                ---------      ---------      ---------
Ending Balance                                  $ 192,298      $ 140,764      $ 123,447
                                                =========      =========      =========

Reconciliation of Accumulated Depreciation:

Beginning balance                               $   9,410      $   7,144      $   4,815
Depreciation expense                                3,420          2,824          2,329
Disposition                                        (1,248)          (558)            --
                                                ---------      ---------      ---------
Ending Balance                                  $  11,582      $   9,410      $   7,144
                                                =========      =========      =========

EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------
   23.1         Consent of Deloitte & Touche LLP, Certified Public Accountants

   27           Financial Data Schedule