Form 10-K405/A
period 1999-12-31
EQUITY ONE INC
filed 2000-04-14
CIK 1042810

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

                                      NONE


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         As of April 11, 2000 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $32,783,420.

         As of April 11, 2000, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 11,683,842.

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

RECENT DEVELOPMENTS


         On December 7, 1999, the Company completed the sale of Four Corners Shopping Center, a 115,178 square foot Supermarket Center in Tomball, Texas for the sales price of approximately $7.7 million. The net proceeds from the sale were used on December 9, 1999 to fund a portion of the $9.2 purchase price of Mandarin Landing, a 141,541 square foot Supermarket Center in Jacksonville, Florida. Mandarin Landing is anchored by a Publix supermarket and an Eckerd drugstore.


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


REDEVELOPMENT AND DEVELOPMENT PROPERTIES


         SHOPS AT SKYLAKE. In August 1997 the Company acquired an existing community shopping center located in North Miami Beach, Florida, for $11.8 million. The Company has demolished the former property and is developing a new Supermarket Center containing 280,000 square feet of GLA to be built in three phases. The 94,921 square foot phase one was completed in July 1999, and includes a 51,420 square foot Publix supermarket. The 52,911 square foot phase two, consisting of office and retail space, will open in the second quarter of 2000. Construction of phase three, comprising up to 132,000 square feet of retail space, is expected to commence by year-end 2000. Construction costs for phase one, including the Blockbuster and Radio Shack out parcel, totaled approximately $7.6 million; construction costs through December 31, 1999 for phase two totaled approximately $1.9 million with an estimated $2.2 million to complete; and phase three construction costs are projected to total approximately $7.8 million.

         FOREST VILLAGE. In January 1999, the Company acquired approximately 28 acres of undeveloped commercially zoned land in Tallahassee, Florida on which it is developing the Forest Village Shopping Center. The Company will complete the 72,480 square foot phase one, which includes a 37,866 square foot Publix supermarket on 13.0 acres of land in April 2000 at an estimated construction cost of approximately $6.1 million. Phase two is projected to be completed by June 2002 at an estimated construction cost of approximately $6.0 million.


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


OPTION PROPERTIES


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


(1)  See "Shops at Skylake", above.


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

(2)  Does not include four lease agreements with Walgreens expiring in the years
     2019, 2024, 2031 and 2034, which Walgreens may terminate in 2005, 2004,
     2001 and 2004, respectively, which had annual minimum rents of $82,285, $100,750, $87,352, $87,750, respectively. These four leases are reflected in the "thereafter" catogory.



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

         The following table sets forth a schedule of lease expirations and other information concerning leases at Lake Mary, assuming none of the tenants exercise renewal options:

                                                                                       PERCENT OF         AVERAGE
                                                                       ANNUALIZED       AGGREGATE          ANNUAL
                           NUMBER OF         GLA        PERCENT OF    MINIMUM RENT     ANNUALIZED       MINIMUM RENT
         YEAR               LEASES        (SQ. FT.)      TOTAL GLA    AT EXPIRATION   MINIMUM RENT      PER SQ. FT.
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------

Month-to-month........         1            2,600            0.90%    $      39,000        1.16%       $     15.00
2000..................         5           12,278            4.26%          157,437        4.70%             12.82
2001..................        15           28,401            9.85%          390,295       11.64%             13.74
2002..................        13           26,456            9.17%          411,465       12.28%             15.55
2003..................         9           12,182            4.22%          186,584        5.57%             15.32
2004..................         3            4,050            1.40%           53,238        1.59%             13.15
2005..................         1            1,150            0.40%           18,687        0.56%             16.25
2006..................         0                0            0.00%                0        0.00%              0.00
2007..................         1            3,909            1.36%          138,000        4.12%             35.30
2008..................         1            3,900            1.35%          114,527        3.42%             29.37
2009..................         0                0            0.00%                0        0.00%              0.00
Thereafter............         4          191,329           66.33%        1,842,532       54.96%              9.63
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
SUB-TOTAL/AVERAGE.....        53          286,255           99.24%    $   3,351,765      100.00%       $     11.71
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
Vacant................         2            2,195            0.76%                0          NA                 NA
------------------------ -------------- -------------- -------------- -------------- ---------------- ---------------
TOTAL/AVERAGE.........        55          288,450          100.00%    $   3,351,765      100.00%       $     11.62
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


         SHOPS AT SKYLAKE. Skylake is a being developed into a 280,000 square foot Supermarket Center located in North Miami Beach, Florida, situated on 25.5 acres. The 94,921 foot phase one opened in July 1999 and includes a 51,420 square foot Publix supermarket and 16 additional tenants. The 52,911 square foot phase two will open in the second quarter 2000. Phase three, comprising up to 132,000 square feet is expected to commence construction by year end 2000. Total construction cost for the entire project is estimated at $19.5 million.


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


         In addition to managing the Existing Properties, the Company provides management and leasing services to certain third-party owned properties. Services are provided to third-party owners pursuant to contracts that are of varying lengths of time and which generally provide for management fees of up to 4.0% of monthly base rent property receipts. The management contracts are typically cancelable upon 30 days' notice or upon certain events, including the sale of the property. Leasing fees typically range from $2 to $3 per square foot. During the years ended December 31, 1997, 1998 and 1999, the Company earned management fees of $247,782, $144,196 and $263,205, respectively, in connection with its management of third party owned properties. At present, the Company has no plans to expand these activities.

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

MORTGAGE INDEBTEDNESS

         The following table sets forth certain information regarding mortgage indebtedness of the Company related to the Existing Properties as of December 31, 1999 (Dollars in thousands):


                                                                      PROJECTED ANNUAL
                                           INTEREST                   INTEREST PAYMENTS                   BALANCE DUE
                                             RATE         AMOUNT        FOR YEAR 2000     MATURITY DATE   AT MATURITY
                                            ------       -------           ------         -------------     -------
SOUTH FLORIDA
Bird Ludlam.........................         7.680%     $ 12,306           $  930         February 2015   $       0
Lantana.............................         6.950         4,201              288         February 2005       3,498
Plaza Del Rey.......................         8.125         2,662              211        September 2011           0
Pointe Royal........................         7.950         5,352              419           July 2010         2,502
Summerlin Square....................         6.750         4,835              320         February 2014           0
West Lakes..........................         7.880         5,524              429           June 2016           130


CENTRAL FLORIDA

Eustis Square.......................         9.000         4,938              435           July 2002         4,344
Forest Edge.........................         6.900         1,837              124         October 2002        1,567
Lake Mary...........................         7.850        12,118              937         December 2010       5,569
Pine Island/Ridge Plaza.............         6.910        26,149            1,829           July 2008        23,104
Walden Woods........................         7.875         2,764              215          August 2006        2,071

NORTH FLORIDA


Atlantic Village....................         6.850         4,869              329         November 2018           0
Commonwealth........................         7.000         3,152              218         February 2008       2,216
Fort Caroline.......................         9.350         2,244              207          March 2009         1,280
Monument Pointe.....................        10.060         2,544              253           June 2001         2,464
Oak Hill............................         7.625         2,257              170         January 2006        1,713
                                            ------       -------           ------                           -------
TOTAL/WEIGHTED AVERAGE                       7.473%      $97,752           $7,314                           $50,458
                                            ======       =======           ======                           =======

         The Company's mortgage indebtedness outstanding at December 31, 1999 will require balloon principal payments of approximately $2.5 million, $5.9 million, $3.5 million, $3.8 million, $25.3 million, $1.3 million, $8.1 million and $130,000 in 2001, 2002, 2005, 2006, 2008, 2009, 2010, and 2016 respectively, in addition to ongoing amortization throughout the terms of the mortgages. The Company may not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance this indebtedness either through additional mortgage financing secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

         In addition to the aforementioned mortgage indebtedness, the Company has borrowed $19.5 million under a Credit Agreement that is secured by the following properties: Shops at Skylake, East Bay Plaza, Beauclerc Village and the Equity One Office Building. The Credit Agreement is presently committed to fund up to $22,050,000 and is due in full on February 4, 2002.

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


         As of December 31, 1999, the Company had total mortgage indebtedness of $97.8 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average annualized rate of approximately 7.5% and collateralized by 17 of the Existing Properties.

         In order to meet the Company's expansion objectives, the Company secured a $35.0 million Credit Agreement with City National Bank of Florida on February 4, 1999. On November 29, 1999, the limitation on advances under this Agreement was increased from approximately $16.6 million to approximately $22.1 million, with future increases conditioned on the posting of additional collateral. As of December 31,1999 the Credit Agreement was secured by mortgages on Skylake, East Bay Plaza, Beauclerc Village and Equity One Office Building. The Credit Agreement accrues interest at 225 basis points over the thirty day LIBOR rate, payable monthly, adjusted every six months and matures February 4, 2002. Advances under the Credit Agreement will be used to fund property acquisitions, development activities and other Company activities. As of March 6, 2000, the outstanding balance under the Credit Agreement had been reduced to $13.9 million from $19.5 million as of December 31, 1999.


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


         On February 22, 2000, the Company instituted a Dividend Reinvestment and Stock Purchase Plan that allows its shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company's common stock and to purchase shares of the Company's common stock. The purchase price for which the reinvested dividends can acquire common stock is equal to 100% of the average of the daily high and low sales price for a share of common stock on the investment date. On March 8, 2000, Gazit (1995), Inc., MGN (USA), Inc. and Globe-Reit Investment, Ltd., affiliates of the Company, enrolled in the plan with respect to the majority of their shares of common stock; it is expected that these affiliates will reinvest cash dividends totaling approximately $1.7 million for the purchase of the Company's authorized but unissued shares of common stock at the end of the first quarter 2000. While the affiliates have expressed a desire to participate in the plan, no assurances can be made that they will continue to do so.


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

   10.28 Bill of Sale Between Sunrise Limited Partnership and Equity One (Summerlin) Inc., dated June 5, 1999 (Summerlin Square). (2)

   10.29 Escrow Agreement Between Sunrise Limited Partnership and Equity One (Gamma) Inc., dated March 12, 1999 (Summerlin Square). (2)

   10.30 Agreement for Purchase and Sale, dated August 19, 1998 Between Equity (Parker Towne Center), Inc. and Dunhill Partners. (3)

   10.31 Promissory Note, dated October 30, 1998 issued by Equity One (Atlantic Village), Inc. to Southern Farm Bureau Life Insurance Company. (3)

   10.32 Mortgage Security Agreement and Assignment of Leases, dated October 30, 1999 between Equity One (Atlantic Village), Inc. and Southern Farm Bureau Life Insurance Company. (3)


   21.1         List of Subsidiaries of Registrant


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

                                        EQUITY ONE, INC.



Date:  April 12, 2000                   By: /s/ Chaim Katzman
                                           -------------------------------------
                                           Chaim Katzman
                                           Chairman of the Board,
                                           President and Chief Executive Officer



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

               SIGNATURE                                 TITLE                                  DATE
               ---------                                 -----                                  ----


/s/ Chaim Katzman                          Chairman of the Board, President,               April 12, 2000
-----------------------------------        Chief Executive Officer (Principal
Chaim Katzman                                      Executive Officer)

/s/ Doron Valero
-----------------------------------          Senior Vice President, Chief                  April 12, 2000
Doron Valero                                Operating Officer and Director

/s/ Howard M. Sipzner
-----------------------------------             Chief Financial Officer                    April 12, 2000
Howard M. Sipzner

/s/ Noam Ben Ozer                                      Director                            April 12, 2000
-----------------------------------
Noam Ben Ozer

/s/ Dr. Shaiy Pilpel                                   Director                            April 12, 2000
-----------------------------------
Dr. Shaiy Pilpel

/s/ Robert Cooney                                      Director                            April 12, 2000
-----------------------------------
Robert Cooney

/s/ Ronald Chase                                       Director                            April 12, 2000
-----------------------------------
Ronald Chase



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
                                                                =========      =========      ==========

9.       FUTURE MINIMUM RENTAL INCOME, COMMITMENTS AND CONTINGENT LIABILITIES


         Future minimum rental income under noncancelable operating leases approximates the following as of December 31, 1999:


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

                                  SCHEDULE III

                           REAL ESTATE INVESTMENTS AND
                            ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

                                                                                                        GROSS AMOUNTS
                                                                       INITIAL COST  CAPITALIZED      AT WHICH CARRIED
                                                                        TO COMPANY    SUBSEQUENT       AT THE CLOSE OF
                                                                                                          THE PERIOD
        PROPERTY                   LOCATION       ENCUMBRANCES   LAND   BUILDING &   TO ACQUISTION    LAND  IMPROVEMENTS
                                                                        IMPROVEMENT  IMPROVEMENTS

SOUTH FLORIDA
Bird Ludlum  Shopping Center    Miami, FL            $12,306   $ 4,080     $16,318       $    99     $ 4,088   $16,409
Diana Building                  W. Palm Beach, FL          0       123         493           909         123     1,402
Equity One Office Building(1)   Miami Beach, FL            0       229         423           757         229     1,180
Lantana Village
     Shopping Center            Lantana, FL            4,201     1,350       5,400         2,703       1,350     8,103
Montclair Apartments            Miami, FL                  0       199         801             0         199       801
Pine Island/Ridge Plaza
     Shopping Center            Davie, FL             26,149    12,462      20,309           150      12,462    20,459
Plaza Del Rey Shopping Center   Miami, FL              2,662       740       2,961           147         740     3,108
Point Royale Shopping Center    Miami, FL              5,352     3,161       5,005           175       3,161     5,180
Restaurant Properties           Miami, FL                  0       250       1,000             0         250     1,000
Skylake Shopping Center(1)      Miami, FL                  0     4,873           0         8,149       5,832     7,190
Summerlin Square
Shopping Center                 Fort Myers, FL         4,835     1,043       7,989            93       1,043     8,082
West Lakes Plaza
     Shopping Center            Miami, FL              5,524     2,141       5,789           144       2,141     5,933


CENTRAL FLORIDA
East Bay Plaza
     Shopping Center(1)         Largo, FL                  0       314       1,296           551         325     1,836
Eustis Square Shopping Center   Eustis, FL             4,938     1,450       5,799            52       1,463     5,838
Forest Edge Shopping Center     Orlando, FL            1,837     1,250       1,850             6       1,250     1,856
Lake Mary Shopping Center       Lake Mary, FL         12,118     5,578      13,878            47       5,578    13,925
Park Promenade
     Shopping Center            Orlando, FL                0     2,810       6,444            58       2,810     6,502
Walden Woods Shopping Center    Plant City, FL         2,764       950       2,850             6         950     2,856


NORTH FLORIDA
Atlantic Village
     Shopping Center            Atlantic Beach, FL     4,869     1,190       4,760           876       1,190     5,636
Beauclerc Village(1)
Shopping Center                 Jacksonville, FL           0       560       2,242             4         561     2,245
Commonwealth
     Shopping Center            Jacksonville, FL       3,152       730       2,920         1,406         730     4,326
Fort Caroline Trading Post      Jacksonville, FL       2,244       738       2,432           541         738     2,973
Mandarin Landing
     Shopping Center            Jacksonville, FL           0     4,443       4,747             0       4,443     4,747
Mandarin Mini Storage           Jacksonville, FL           0       362       1,448             5         362     1,453
Monument Point
     Shopping Center            Jacksonville, FL       2,544     1,336       2,330            87       1,336     2,417
Oak Hill Village
     Shopping Center            Jacksonville, FL       2,257       690       2,760            37         690     2,797
                                                    --------   -------    --------       -------     -------  --------
SUBTOTAL                                            $ 97,752   $53,052    $122,244       $17,002     $54,044  $138,254
Credit Agreement(1)                                 $ 19,475        --          --            --          --        --
                                                    --------   -------    --------       -------     -------  --------
TOTAL                                               $117,227   $53,052    $122,244       $17,002     $54,044  $138,254
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
                                          ========         =======

                                  SCHEDULE III

                           REAL ESTATE INVESTMENTS AND
                            ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

Reconciliation of Property and Improvements:

                                                   1999           1998           1997
                                                ---------      ---------      ---------
Beginning balance                               $ 140,764      $ 123,447      $ 105,239
Acquisitions                                       55,015         20,834         15,388
Improvements                                        7,843          4,411          2,820
Disposition                                       (11,324)        (7,928)            --
                                                ---------      ---------      ---------
Ending Balance                                  $ 192,298      $ 140,764      $ 123,447
                                                =========      =========      =========

Reconciliation of Accumulated Depreciation:

Beginning balance                               $   9,410      $   7,144      $   4,815
Depreciation expense                                3,420          2,824          2,329
Disposition                                        (1,248)          (558)            --
                                                ---------      ---------      ---------
Ending Balance                                  $  11,582      $   9,410      $   7,144
                                                =========      =========      =========

EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION
-----------     -----------
   21.1         List of Subsidiaries of Registrant


   23.1         Consent of Deloitte & Touche LLP, Certified Public Accountants

   27           Financial Data Schedule