Form 10-Q
period 2000-03-31
EQUITY ONE INC
filed 2000-05-10
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

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

                                 (305) 947-1664
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                MARYLAND                                   52-1794271
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]    No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on May 3, 2000, 11,683,842 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                               INDEX TO FORM 10-Q

                        THREE MONTHS ENDED MARCH 31, 2000

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets- As of March 31, 2000 (unaudited) and December 31, 1999

           Condensed Consolidated Statements of Operations-
           For the three-month periods ended March 31, 2000 and 1999 (unaudited)

           Condensed Consolidated Statements of Comprehensive Income- For the three-month periods ended March 31, 2000 and 1999 (unaudited)

           Condensed Consolidated Statements of Stockholders' Equity- For the three-month periods ended March 31, 2000 and 1999 (unaudited)

           Condensed Consolidated Statements of Cash Flows-
           For the three-month periods ended March 31, 2000 and 1999 (unaudited)

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

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EQUITY ONE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                             MARCH 31,    DECEMBER 31,
                                                               2000          1999
                                                             ---------     ---------
                                                            (UNAUDITED)
ASSETS
Rental Properties:
   Land, building and equipment .........................    $ 186,482     $ 186,154
   Building improvements ................................        6,998         6,311
   Land held for development ............................       15,400        15,401
   Construction in progress .............................       13,124         8,722
                                                             ---------     ---------
                                                               222,004       216,588
   Accumulated depreciation .............................      (12,636)      (11,669)
                                                             ---------     ---------
     Rental properties, net .............................      209,368       204,919
Cash and cash equivalents ...............................          192           427
Securities available for sale ...........................        1,285         1,218
Accounts and other receivables, net .....................        1,192         2,209
Due from related parties ................................            5            33
Deposits ................................................        1,350           707
Prepaid and other assets ................................          762           567
Deferred expenses, net ..................................        2,514         1,723
Goodwill, net ...........................................          682           694
                                                             ---------     ---------
       Total assets .....................................    $ 217,350     $ 212,497
                                                             =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Mortgage notes payable ...............................    $ 103,577     $  97,752
   Credit Agreement .....................................       15,086        19,475
   Accounts payable and accrued expenses ................        2,228         1,330
   Tenants' security deposits ...........................        1,340         1,274
   Deferred rental income ...............................          307           248
   Minority interest in equity of consolidated subsidiary          989           989
                                                             ---------     ---------
       Total liabilities ................................      123,527       121,068
                                                             ---------     ---------
STOCKHOLDERS' EQUITY:
   Common stock .........................................          116           113
   Additional paid-in capital ...........................       92,692        89,990
   Retained earnings ....................................        2,023         2,390
   Accumulated other comprehensive income ...............         (463)         (519)
   Notes receivable from stock sales ....................         (545)         (545)
                                                             ---------     ---------
       Total stockholders' equity .......................       93,823        91,429
                                                             ---------     ---------
Total liabilities and stockholders' equity ..............    $ 217,350     $ 212,497
                                                             =========     =========

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                                2000       1999
                                              -------    -------
                                                 (UNAUDITED)
REVENUES:
   Rental income .........................    $ 8,065    $ 5,985
   Investment revenue ....................         39        110
                                              -------    -------
     Total revenues ......................      8,104      6,095
                                              -------    -------
COSTS AND EXPENSES:
   Operating expenses ....................      2,178      1,591
   Depreciation and amortization .........        980        797
   Interest ..............................      1,726      1,072
   General and administrative expenses ...        573        412
   Minority interest in earnings of
      consolidated subsidiary ............         24         23
                                              -------    -------
     Total costs and expenses ............      5,481      3,895
                                              -------    -------
Net income ...............................    $ 2,623    $ 2,200
                                              =======    =======
EARNINGS PER SHARE:

Basic earnings per share .................    $  0.23    $  0.21
                                              =======    =======
Number of shares used in computing basic
   earnings per share ....................     11,299     10,298
                                              =======    =======
Diluted earnings per share ...............    $  0.23    $  0.21
                                              =======    =======
Number of shares used in computing diluted
   earnings per share ....................     11,479     10,433
                                              =======    =======

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                              2000       1999
                                            -------    -------
                                               (UNAUDITED)

Net income .............................    $ 2,623    $ 2,200

Other comprehensive income:
   Net unrealized holding gain (loss) on
     securities available for sale .....         56        (41)
                                            -------    -------
Comprehensive income ...................    $ 2,679    $ 2,159
                                            =======    =======

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

                                                                                   NOTES      ACCUMULATED
                                                     ADDITIONAL                 RECEIVABLE       OTHER        TOTAL
                                          COMMON       PAID-IN      RETAINED    FROM STOCK   COMPREHENSIVE STOCKHOLDERS'
                                          STOCK        CAPITAL      EARNINGS       SALES        INCOME        EQUITY
                                       ----------   ----------    ----------   ----------    ----------    ----------
THREE MONTHS ENDED MARCH 31, 2000

Balance, January 1, 2000............   $      113   $   89,990    $    2,390   $     (545)   $     (519)   $   91,429

   Issuance of common stock.........            3        2,835                                                  2,838

   Stock issuance cost..............                      (133)                                                  (133)

   Net income.......................                                   2,623                                    2,623

   Dividends paid...................                                  (2,990)                                  (2,990)

   Net unrealized holding gain on
     securities available for sale..                                                                 56            56
                                       ----------   ----------    ----------   ----------    ----------    ----------
Balance, March 31, 2000 (Unaudited).   $      116   $   92,692    $    2,023   $     (545)   $     (463)   $   93,823
                                       ==========   ==========    ==========   ==========    ==========    ==========

THREE MONTHS ENDED MARCH 30, 1999

Balance, January 1, 1999............   $      102   $   81,214    $       --   $       --    $      (98)   $   81,218

   Issuance of Common Stock.........            3        1,991                                                  1,994

   Net income ......................                              $    2,200                                    2,200

   Dividends paid...................                      (420)       (2,200)                                  (2,620)

   Net unrealized holding loss on
     securities available for sale..                                                                (41)          (41)
                                       ----------   ----------    ----------   ----------    ----------    ----------
Balance, March 31, 1999 (Unaudited).   $      105   $   82,785    $       --   $       --    $     (139)   $   82,751
                                       ==========   ==========    ==========   ==========    ==========    ==========

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ---------------------
                                                                              2000         1999
                                                                            --------     --------
                                                                                 (UNAUDITED)
OPERATING ACTIVITIES:
   Net income ..........................................................    $  2,623     $  2,200
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .....................................       1,052          828
     Provision for losses on accounts receivable .......................          32           16
     Minority interest in earnings of consolidated subsidiary ..........          24           23
     Changes in assets and liabilities:
       Restricted cash .................................................          --        6,780
       Accounts and other receivables ..................................         985          294
       Deposits ........................................................        (643)        (466)
       Prepaid and other assets ........................................        (195)         150
       Accounts payable and accrued expenses ...........................         898          575
       Tenants' security deposits ......................................          66          ---
       Deferred rental income ..........................................          59           38
       Due from related parties ........................................          28           32
                                                                            --------     --------
       Net cash provided by operating activities .......................       4,929       10,470
                                                                            --------     --------
INVESTING ACTIVITIES:
   Acquisition of land held for development ............................         ---          (45)
   Acquisition of rental property ......................................        (328)     (11,350)
   Improvements to rental property .....................................        (686)         (54)
   Construction costs incurred .........................................      (4,402)      (3,169)
   Purchases of available for sale securities ..........................         (11)        (155)
   Sales and prepayments of securities .................................         ---            7
   Change in deposits for acquisition of rental property ...............         ---          (38)
                                                                            --------     --------
       Net cash used in investing activities ...........................      (5,427)     (14,804)
                                                                            --------     --------
FINANCING ACTIVITIES:
   Repayments of mortgage notes payable ................................        (675)        (540)
   Borrowings under mortgage notes payable .............................       6,500        5,001
   Borrowings (repayments) under credit agreement ......................      (4,389)          25
   Cash dividends paid to stockholders .................................      (2,990)      (2,620)
   Stock subscription and issuance .....................................       1,714        1,994
   Stock issuance cost .................................................        (133)         ---
   Deferred financing expenses, net ....................................         260         (118)
   Change in minority interest .........................................         (24)         ---
                                                                            --------     --------
       Net cash provided by financing activities .......................         263        3,742
                                                                            --------     --------
Net Decrease in Cash and Cash Equivalents ..............................        (235)        (592)

Cash and Cash Equivalents, Beginning of Period .........................         427        1,594
                                                                            --------     --------
Cash and Cash Equivalents, End of Period ...............................    $    192     $  1,002
                                                                            ========     ========

                                                                                       (Continued)

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ---------------------
                                                                              2000         1999
                                                                            --------     --------
                                                                                 (UNAUDITED)
SUPPLEMENTAL DISCLOSURE:

   Cash paid for interest, net of amount capitalized ..................     $  1,695     $  1,021
                                                                            ========     ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Change in unrealized holding gain (loss) on securities
     available for sale .................................................   $     56     $    (41)
                                                                            ========     ========
   Issuance of restricted stock .......................................     $  1,124
                                                                            ========
   Acquisition of rental property .....................................                  $  3,800
   Change in minority interest ........................................                       965
                                                                                         --------
   Assumption of mortgage note payable ................................                  $  2,835
                                                                                         ========

                                                                                      (Concluded)

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
          THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
                      AND THE YEAR ENDED DECEMBER 31, 1999

1.       BASIS OF PRESENTATION

         The accompanying interim condensed financial data of Equity One, Inc. ("the Company") are unaudited; however, in the opinion of management, the interim data include all adjustments necessary for a fair presentation of the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The December 31, 1999 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 appearing in the Company's Form 10-K/A filed with the Securities and Exchange Commission.

2.       SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies applied in the preparation of the condensed consolidated financial statements are identical to those applied in the preparation of the most recent annual consolidated financial statements.

3.       INCOME TAX STATUS

         The Company has claimed a special Real Estate Investment Trust ("REIT") tax status effective January 1, 1995 and in the opinion of management, the Company continues to meet all of the eligibility requirements for REIT tax status. Accordingly, the Company has not recorded any provision for federal income tax.

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

         The shares of the Company's common stock held by the consolidated limited partnership are not considered outstanding in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein.

(1) RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Total revenues increased by approximately $2.0 million, or 32.8% to $8.1 million for the three months ended March 31, 2000 from $6.1 million for the comparable period of 1999. The majority of the increase (approximately $1.8 million) can be attributed to the following acquisitions: Park Promenade, a Supermarket Shopping Center (as defined in the Company's Form 10-K/A), located in Orlando, Florida on January 31, 1999; a K-Mart lease and building located in the Company's Lantana Village Shopping Center in Lantana, Florida on March 31, 1999; Pine Island Plaza, a Supermarket and Home Depot Expo anchored Shopping Center, and the adjacent Ridge Plaza, both located in Davie, Florida on August 26, 1999; and Mandarin Landing, a Supermarket Shopping Center located in Jacksonville, Florida on December 9, 1999. Additional sources of increased revenues were the opening of phase one at The Shops at Skylake, a Supermarket Shopping Center located in North Miami Beach, Florida, which contributed $289,000 and an increase in same property revenues of $309,000, offset by the loss of $314,000 in revenues relating to the sale of Four Corners, a Supermarket Shopping Center, located in Tomball, Texas sold on December 7, 1999.

         Operating expenses increased by approximately $587,000, or 36.7% to $2.2 million for the three months ended March 31, 2000 from $1.6 million for the comparable period of 1999. The primary cause for the increase was a $512,000 increase relating to the aforementioned acquisitions and the opening of phase one at Skylake reported above, and an increase in same property operating expenses of $150,000 offset by a reduction of $74,000 in operating expenses relating to the sale of Four Corners.

         Depreciation and amortization expense increased by approximately $183,000, or 23.0% to $980,000 for the three months ended March 31, 2000 from $797,000 for the comparable period of 1999. The increase resulted primarily from the net addition of properties to the Company's portfolio reported above.

         Interest expense increased by approximately $654,000, or 59.5% to $1.7 million for the three months ended March 31, 2000 from $1.1 million for the comparable period of 1999. The increase resulted primarily from an increase in the Company's line of credit interest of $299,000, an increase in mortgage note interest on new loans of $542,000, offset by a $148,000 increase in capitalized interest to a total of $545,000, and a decline in interest on same mortgage notes of $29,000.

         General and administrative expenses increased by approximately $161,000, or 39.1% to $573,000 for the three months ended March 31, 2000 from $412,000 for the comparable period of 1999. The increase resulted primarily from increases in payroll costs of $147,000 and in professional fees of $29,000, and a net increase in all other expenses totaling $63,000 offset by a $78,000 increase in capitalization of costs relating to development projects to a total of $236,000. In the first quarter 1999, capitalized development costs were allocated solely to the Skylake project, whereas in the first quarter 2000, capitalized development costs were allocated to several development projects.

         As a result of the foregoing, net income increased by approximately $423,000, or 19.2% to $2.6 million for the three months ended March 31, 2000, compared to $2.2 million for the comparable period of 1999.

FUNDS FROM OPERATIONS

         In March, 1995, the National Association of Real Estate Investment Trusts ("NAREIT") adopted the NAREIT White Paper on Funds from Operations (the "White Paper") which provided additional guidance on the calculation of funds from operations. The White Paper defines funds from operations ("FFO") as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management believes that FFO is a helpful measure of the performance of an equity REIT because, along with cash flows from operating activities, investing activities and financing activities, it provides an understanding of the Company's ability to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with the net income as presented in the condensed consolidated financial statements and information included elsewhere herein. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

         The following table illustrates the calculation of FFO for the three-month periods ended March 31, 2000 and 1999 (in thousands except per share data):

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 -------    -------
                                                   2000       1999
                                                 -------    -------
                                                    (UNAUDITED)

Net income ..................................    $ 2,623    $ 2,200
Depreciation of real estate assets ..........        961        776
Amortization of leasing costs ...............         26          8
Minority interest ...........................         24         23
Lease termination fee .......................         --        112
                                                 -------    -------
FUNDS FROM OPERATIONS .......................    $ 3,634    $ 3,119
                                                 =======    =======
FUNDS FROM OPERATIONS PER SHARE (DILUTED) ...    $  0.32    $  0.30
                                                 =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)     11,479     10,433
                                                 =======    =======

         FFO increased by approximately $515,000, or 16.5% to $3.6 million for the three months ended March 31, 2000, from $3.1 million for the comparable period of 1999. The increase is primarily the result of the acquisition of additional properties, the opening of Skylake phase one and the difference between the increases in same property revenues and expenses, as noted above.

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

         As of March 31, 2000, the Company had total mortgage indebtedness of approximately $103.6 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average rate of 7.53% and collateralized by 17 of the Company's existing properties. The Company also has provided a $1.5 million letter of credit to secure certain obligations in connection with the acquisition of one of the Company's properties. This letter of credit is collateralized by a mixed-use property located in West Palm Beach, Florida.

         In order to meet the Company's expansion objectives, the Company secured a $35.0 million Credit Agreement with City National Bank of Florida on February 4, 1999. On November 29, 1999, the limitation on advances under this Credit Agreement was increased from approximately $16.6 million to approximately $22.1 million, with future increases conditioned on the posting of additional collateral. As of March 31, 2000 the Credit Agreement was secured by mortgages on Skylake, East Bay Plaza, Beauclerc Village, and the Equity One Office Building. The Credit Agreement accrues interest at 225 basis points over the thirty day LIBOR rate, payable monthly, adjusted every six months and matures February 4, 2002. Advances under the Credit Agreement will be used to fund property acquisitions, development activities and other Company activities. As of March 31, 2000, the outstanding balance under the Credit Agreement and other floating rate facilities had been reduced to $15.1 million from $19.5 million as of December 31, 1999.

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

         As of March 31, 2000, the percentage of the total real estate cost of the Company's Existing Properties (as defined in the Company's Form 10-K/A) that was encumbered by debt was 53.8%. None of the existing mortgages are subject to cross default provisions of a mortgage on any other property nor are any cross-collateralized. However, in connection with the Company's acquisition of Lake Mary, the Company has provided a $1.5 million letter of credit to secure certain obligations, which letter of credit is collateralized by the mixed-use property located in West Palm Beach, Florida.

         The Company has two major construction projects underway. The Skylake development project will add an aggregate of 280,000 square feet of retail space to the Company's portfolio. Phase one was completed in July 1999, phase two should be completed during the second quarter of 2000 and it is anticipated that construction of the third phase will commence by year end 2000. It is anticipated that the future funding required for this project will be approximately $8.3 million. The other project is Forest Village, a new development that will add up to 172,480 square feet of retail space to the Company's portfolio. Phase one will be completed in the second quarter of 2000, and has a remaining net construction cost of approximately $208,000. Phase two is anticipated to be completed in 2002 at an estimated construction cost of $6.0 million. These construction costs will be funded from borrowings under the Credit Agreement and other sources of cash, including obtaining permanent debt on certain unencumbered existing properties. Upon stabilization, management expects these developments to have a positive effect on cash generated by operating activities and FFO.

         On February 22, 2000, the Company instituted a Dividend Reinvestment and Stock Purchase Plan (the "Plan") that allows its shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company's common stock and to purchase shares of the Company's common stock. On March 8, 2000, Gazit (1995), Inc., M.G.N. (USA), Inc. and Gazit-Globe (1982), Ltd., affiliates of the Company, enrolled in the Plan with respect to the majority of their shares of common stock. On March 31, 2000, these affiliates reinvested cash dividends totaling approximately $1.7 million for the purchase of 180,797 shares of the Company's authorized but unissued shares of common stock. While the affiliates have expressed a desire to participate in the Plan, no assurances can be made that they will continue to do so.

         The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at its properties) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code.

         During the three months ended March 31, 2000, the Company declared and paid a cash dividend of $0.26 per outstanding share of common stock. The dividends were paid on March 31, 2000 to shareholders of record on March 15, 2000.

CASH FLOW

         The net cash provided by operations of approximately $4.9 million for the three months ended March 31, 2000 included: (1) net income of $2.6 million,
(2) adjustment for non-cash items of $1.1 million, and (3) a net change in operating assets and liabilities of $1.2 million, compared to net cash provided by operations of approximately $10.5 million for the three months ended March 31, 1999, which included (1) net income of $2.2 million, (2) adjustment for non-cash items of $867,000, and (3) a change in operating assets and liabilities of $7.4 million of which $6.8 million was an escrow deposit relating to the sale of one of the Company's properties.

         Net cash used in investing activities of approximately $5.4 million for the three months ended March 31, 2000 included: (1) the purchase of one building and lease for $312,000, and (2) improvements to Existing Properties and construction expenditures relating to development projects totaling $5.1 million, compared to cash used in investing activities of approximately $14.8 million for the three months ended March 31, 1999 which included (1) the acquisition of two supermarket anchored shopping centers and a K-Mart lease and a building located at one of the Company's Existing Properties for $11.4 million, (2) construction costs primarily relating to the Skylake project in the amount of $3.2 million and (3) the purchase of securities for $155,000.

         Net cash provided by financing activities of $263,000 for the three months ended March 31, 2000 included (1) principal payments on mortgage notes of $675,000, (2) borrowings under a new mortgage note of $6.5 million, (3) net repayment on the credit agreement of $4.4 million, (4) cash dividends paid to common stock shareholders of $3.0 million, (5) proceeds from the issuance of stock under the Company's new Dividend Reinvestment and Stock Purchase Plan of $1.7 million, and (6) other miscellaneous items producing net proceeds of $123,000, compared to net cash provided by financing activities of approximately $3.7 million for the three months ended March 31, 1999, which included (1) principal payments on mortgage notes of $540,000, (2) borrowing under a new mortgage note of $5.0 million, (3) net borrowings under a line of credit of $25,000, (4) cash dividends paid to common stock shareholders of $2.6 million,
(5) proceeds from the exercise of C-Warrants to purchase common stock of $2.0 million, and (6) and an adjustment to deferred financing expenses of $118,000.

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

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

         Certain statements made in this report may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended the (the "Securities Act"). Such forward looking statements include statements regarding the intent, belief or current expectations of the company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: maintaining REIT status, general economic and business conditions which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; competition with other companies; risks of real estate markets including, development and acquisition; governmental actions and initiatives; and environment/safety requirements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Neither the Company nor the Company's properties are subject to any material litigation. Further, to the Company's knowledge there is no litigation threatened against the Company or any of its properties, other than routine litigation and administrative proceedings arising in the ordinary course of business, which collectively are not expected to have a material adverse affect on the business, financial condition, results of operations or cash flows of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 22, 2000 the Company instituted a Dividend Reinvestment and Stock Purchase Plan. On March 31, 2000 shareholders owning 6,567,592 shares of common stock participated in the Plan, by acquiring 180,935 shares of common stock. The issuance of shares generated cash proceeds to the Company of approximately $1.7 million. Of the total shares participating, 6,562,592 were shares of affiliated Companies.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1 - Financial Data Schedule

         (b)      Reported on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2000                 EQUITY ONE, INC.


                                    /S/ CHAIM KATZMAN
                                    -------------------------------------------
                                    Chaim Katzman
                                    Chief Executive Officer
                                    (Principal Executive Officer)



                                    /S/ HOWARD M. SIPZNER
                                    -------------------------------------------
                                    Howard M. Sipzner
                                    Chief Financial Officer
                                    (Principal Accounting Financial Officer)

                                  EXHIBIT INDEX

  EXHIBIT             DESCRIPTION
  -------             -----------
    27                Financial Data Schedule