Form 10-Q
period 2000-06-30
EQUITY ONE INC
filed 2000-08-11
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2000

                         Commission File No. 0001042810

                                EQUITY ONE, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                          1696 N.E. Miami Gardens Drive
                         N. Miami Beach, Florida 33179
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                                 Yes [X] No [ ]

Applicable only to Corporate Issuers:

As of the close of business on August 7, 2000, 11,873,301 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                               INDEX TO FORM 10-Q

                        THREE MONTHS ENDED JUNE 30, 2000

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets-
            As of June 30, 2000 (unaudited) and December 31, 1999

            Condensed Consolidated Statements of Operations -
            For the three-month and six-month periods ended June 30, 2000 and 1999 (unaudited)

            Condensed Consolidated Statements of Comprehensive Income -
            For the three-month and six-month periods ended June 30, 2000 and 1999 (unaudited)

            Condensed Consolidated Statements of Stockholders' Equity -
            For the three-month and six-month periods ended June 30, 2000 and 1999 (unaudited)

            Condensed Consolidated Statements of Cash Flows-
            For the six-month periods ended June 30, 2000 and 1999 (unaudited)

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

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                        EQUITY ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                 JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                                      June 30,    December 31,
                                                                        2000         1999
                                                                     ---------     ---------
                                                                    (Unaudited)
Assets
Rental Properties:
   Land, building and equipment .................................    $ 192,763     $ 186,154
   Building improvements ........................................        7,645         6,311
   Land held for development ....................................       14,816        15,401
   Construction in progress .....................................       10,515         8,722
                                                                     ---------     ---------
                                                                       225,739       216,588
   Accumulated depreciation .....................................      (13,630)      (11,669)
                                                                     ---------     ---------
     Rental properties, net .....................................      212,109       204,919
Cash and cash equivalents .......................................          289           427
Securities available for sale ...................................        1,380         1,218
Accounts and other receivables, net .............................        1,381         2,209
Due from related parties ........................................          123            33
Deposits ........................................................        1,850           707
Prepaid and other assets ........................................          835           567
Deferred expenses, net ..........................................        1,768         1,723
Goodwill, net ...................................................          669           694
                                                                     ---------     ---------
       Total assets .............................................    $ 220,404     $ 212,497
                                                                     =========     =========
Liabilities and Stockholders' Equity
Liabilities:
   Mortgage notes payable .......................................    $ 100,372     $  97,752
   Credit agreement .............................................       19,831        19,475
   Accounts payable and accrued expenses ........................        3,363         1,330
   Tenants' security deposits ...................................        1,400         1,274
   Deferred rental income .......................................          164           248
   Minority interest in equity of consolidated subsidiary .......          989           989
                                                                     ---------     ---------
       Total liabilities ........................................      126,119       121,068
                                                                     ---------     ---------
Stockholders' Equity:
   Common stock .................................................          118           113
   Additional paid-in capital ...................................       94,444        89,990
   Retained earnings ............................................        1,772         2,390
   Accumulated other comprehensive income .......................         (381)         (519)
   Unamortized restricted stock compensation and
      notes receivable...........................................       (1,668)         (545)
                                                                     ---------     ---------
       Total stockholders' equity ...............................       94,285        91,429
                                                                     ---------     ---------
Total liabilities and stockholders' equity ......................    $ 220,404     $ 212,497
                                                                     =========     =========

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
      FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

                                                Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                                ------------------    ------------------
                                                 2000       1999       2000       1999
                                                -------    -------    -------    -------
                                                   (Unaudited)           (Unaudited)
Revenues:
   Rental income ...........................    $ 7,932    $ 6,256    $15,997    $12,241
   Investment revenue ......................         59         72         98        182
                                                -------    -------    -------    -------
     Total revenues ........................      7,991      6,328     16,095     12,423
                                                -------    -------    -------    -------
Costs and Expenses:
   Operating expenses ......................      2,061      1,629      4,239      3,220
   Depreciation and amortization ...........      1,006        823      1,986      1,620
   Interest ................................      1,630      1,039      3,356      2,111
   General and administrative expenses......        482        459      1,055        871
   Minority interest in earnings of
      consolidated subsidiary ..............         25         24         49         47
                                                -------    -------    -------    -------
     Total costs and expenses ..............      5,204      3,974     10,685      7,869
                                                -------    -------    -------    -------
Net income .................................    $ 2,787    $ 2,354    $ 5,410    $ 4,554
                                                =======    =======    =======    =======
Earnings per share:

Basic earnings per share ...................    $  0.24    $  0.22    $  0.47    $  0.44
                                                =======    =======    =======    =======
Number of shares used in computing
   basic earnings per share ................     11,480     10,610     11,390     10,455
                                                =======    =======    =======    =======
Diluted earnings per share .................    $  0.24    $  0.22    $  0.47    $  0.43
                                                =======    =======    =======    =======
Number of shares used in computing
   diluted earnings per share ..............     11,684     10,784     11,581     10,628
                                                =======    =======    =======    =======

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
      FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

                                                Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                                ------------------    ------------------
                                                 2000       1999       2000       1999
                                                -------    -------    -------    -------
                                                   (Unaudited)           (Unaudited)
Net income .................................    $ 2,787    $ 2,354    $ 5,410    $ 4,554
Other comprehensive income:
   Net unrealized holding gain on
     securities available for sale..........         82         69        138         28
                                                -------    -------    -------    -------
Comprehensive income .......................    $ 2,869    $ 2,423    $ 5,548    $ 4,582
                                                =======    =======    =======    =======

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
      FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

                                                                                             Unamortized
                                                                                              restricted
                                                                                 Accumulated     stock
                                                        Additional                  Other     compensation    Total
                                            Common       Paid-in      Retained  Comprehensive  and notes   Stockholders'
                                             Stock       Capital      Earnings      Income     receivable     Equity
                                            --------     --------     --------     --------     --------     --------
Three Months Ended June 30, 2000
Balance, April 1, 2000 ...................  $    116     $ 92,692     $  2,023     $   (463)    $ (1,668)    $ 92,700
   Issuance of common stock ..............         2        1,752                                               1,754
   Net income ............................                               2,787                                  2,787
   Net unrealized holding gain on
     securities available for sale .......                                               82                        82
   Dividends paid ........................                              (3,038)                                (3,038)
                                            --------     --------     --------     --------     --------     --------
Balance, June 30, 2000 (Unaudited) .......  $    118     $ 94,444     $  1,772     $   (381)    $ (1,668)    $ 94,285
                                            ========     ========     ========     ========     ========     ========
Three Months Ended June 30,1999
Balance, April 1, 1999 ...................  $    105     $ 82,785                  $   (139)                 $ 82,751
   Issuance of common stock ..............         3        2,761                               $   (545)       2,219
   Net income ............................                            $  2,354                                  2,354
   Net unrealized holding gain on
     securities available for sale .......                                               69                        69
   Dividends paid ........................                   (350)      (2,354)                                (2,704)
                                            --------     --------     --------     --------     --------     --------
Balance, June 30, 1999 (Unaudited) .......  $    108     $ 85,196     $     --     $    (70)    $   (545)    $ 84,689
                                            ========     ========     ========     ========     ========     ========
Six Months Ended June 30, 2000
Balance, January 1, 2000 .................  $    113     $ 89,990     $  2,390     $   (519)    $   (545)    $ 91,429
   Issuance of common stock ..............         5        4,587                                 (1,123)       3,469
   Stock issuance costs ..................                   (133)                                               (133)
   Net income ............................                               5,410                                  5,410
   Net unrealized holding gain on
     securities available for sale .......                                              138                       138
   Dividends paid ........................                              (6,028)                                (6,028)
                                            --------     --------     --------     --------     --------     --------
Balance, June 30, 2000 (Unaudited) .......  $    118     $ 94,444     $  1,772     $   (381)    $ (1,668)    $ 94,285
                                            ========     ========     ========     ========     ========     ========
Six Months Ended June 30,1999
Balance, January 1, 1999 .................  $    102     $ 81,214                  $    (98)                 $ 81,218
   Issuance of common stock ..............         6        4,752                                $  (545)       4,213
   Net income ............................                            $   4554                                  4,554
   Net unrealized holding gain on
     securities available for sale .......                                               28                        28
   Dividends paid ........................                   (770)       (4554)                                (5,324)
                                            --------     --------     --------     --------     --------     --------
Balance, June 30, 1999 (Unaudited) .......  $    108     $ 85,196     $     --     $    (70)    $   (545)    $ 84,689
                                            ========     ========     ========     ========     ========     ========

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                           -----------------------
                                                                                             2000           1999
                                                                                           --------       --------
                                                                                                 (Unaudited)
Operating Activities:
   Net income .......................................................................      $  5,410       $  4,554
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..................................................         2,118          1,667
     Provision for losses on accounts receivable ....................................           (48)            16
     Minority interest in earnings of consolidated subsidiary .......................            49             47
     Changes in assets and liabilities:
       Restricted cash ..............................................................            --          6,780
       Accounts and other receivables ...............................................           876            133
       Deposits .....................................................................        (1,143)          (985)
       Prepaid and other assets .....................................................          (268)           217
       Accounts payable and accrued expenses ........................................         2,033          1,328
       Tenants' security deposits ...................................................           126             98
       Deferred rental income .......................................................           (84)           (55)
       Due from related parties .....................................................           (90)            39
                                                                                           --------       --------
       Net cash provided by operating activities ....................................         8,979         13,839
                                                                                           --------       --------
Investing Activities:
   Additions to rental properties ...................................................        (9,151)       (20,501)
   Purchases of available for sale securities .......................................           (24)        (6,709)
   Sales and prepayments of securities ..............................................            --          6,723
   Change in deposits for acquisition of rental property ............................            --            (38)
                                                                                           --------       --------
       Net cash used in investing activities ........................................        (9,175)       (20,525)
                                                                                           --------       --------
Financing Activities:
   Repayments of mortgage notes payable .............................................        (3,880)        (2,280)
   Borrowings under mortgage notes payable ..........................................         6,500          5,001
   Borrowings under credit agreement ................................................           356          6,009
   Cash dividends paid to stockholders ..............................................        (6,028)        (5,324)
   Stock subscription and issuance ..................................................         3,469          4,213
   Stock issuance costs .............................................................          (133)            --
   Deferred financing expenses, net .................................................          (177)           (89)
   Change in minority interest ......................................................           (49)           (24)
                                                                                           --------       --------
       Net cash provided by financing activities ....................................            58          7,506
                                                                                           --------       --------
Net (decrease) increase in Cash and Cash Equivalents ................................          (138)           820

Cash and Cash Equivalents, Beginning of Period ......................................           427          1,594
                                                                                           --------       --------
Cash and Cash Equivalents, End of Period ............................................      $    289       $  2,414
                                                                                           ========       ========
                                                                                                         (Continued)

                        EQUITY ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                           -----------------------
                                                                                             2000           1999
                                                                                           --------       --------
                                                                                                 (Unaudited)
Supplemental Disclosure:

   Cash paid for interest, net of amount capitalized................                       $  3,302       $  2,045
                                                                                           ========       ========
Supplemental Schedule of Noncash Investing and Financing Activities:

   Change in unrealized holding gain on securities available for sale                      $    138       $     28
                                                                                           ========       ========
   Issuance of restricted stock.....................................                       $  1,123
                                                                                           ========
   Common stock issued for notes receivables........................                                      $    545
                                                                                                          ========
   Acquisition of rental property...................................                                      $  3,800

   Change in minority interest......................................                                           965
                                                                                                          --------
   Assumption of mortgage note payable..............................                                      $  2,835
                                                                                                          ========
                                                                                                         (Concluded)

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
      THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                      AND THE YEAR ENDED DECEMBER 31, 1999

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

         The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The December 31, 1999 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

6.       New Accounting Pronouncement

         The Securities and Exchange Commission recently published Staff Accounting Bulletin No. 101 which summarizes its views in applying generally accepted accounting principles to revenue recognition in the financial statements. Management does not believe that this bulletin will have any impact on the preparation or presentation of the Company's financial statements.

7.       Subsequent Event

         On July 6, 2000, the Company closed a $16.35 million fixed rate loan secured by a portion of the Shops at Skylake located in North Miami Beach, Florida. In connection with the financing, approximately $6.5 million of the proceeds were escrowed subject to meeting certain leasing requirements over a period not to exceed fourteen months. The net proceeds of the financing in the amount of $9.7 million were used to reduce the Company's borrowing under the Credit Agreement, as defined herein. Contemporaneous with the financing, the limitation on advances under the Credit Agreement was reduced from $30.5 million to $20.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein.

(1) Results of Operations

     Three Months Ended June 30, 2000 Compared To Three Months Ended June 30,
1999

         Total revenues increased by approximately $1.7 million, or 27.0% to $8.0 million for the three months ended June 30, 2000 from $6.3 million for the comparable period of 1999. The majority of the increase (approximately $1.5 million) can be attributed to the following acquisitions: Pine Island Plaza, a Supermarket and Home Depot Expo anchored Shopping Center, and the adjacent Ridge Plaza, both located in Davie, Florida on August 26, 1999; and Mandarin Landing, a Supermarket Shopping Center (as defined in the Company's Form 10-K/A), located in Jacksonville, Florida on December 9, 1999. Additional sources of increased revenues were the opening of phase one at The Shops at Skylake, a Supermarket Shopping Center located in North Miami Beach, Florida, which contributed $341,000 and an increase in same property revenues of $164,000, offset by the loss of $296,000 in revenues relating to the sale of Four Corners, a Supermarket Shopping Center located in Tomball, Texas, on December 7, 1999.

         Operating expenses increased by approximately $432,000, or 27.0% to $2.1 million for the three months ended June 30, 2000 from $1.6 million for the comparable period of 1999. The primary cause for the increase was a $559,000 increase relating to the aforementioned acquisitions and the opening of phase one at Skylake reported above, a decrease in same property operating expenses of $55,000 and a reduction of $71,000 in operating expenses relating to the sale of Four Corners.

         Depreciation and amortization expense increased by approximately $183,000, or 22.2% to $1,006,000 for the three months ended June 30, 2000 from $823,000 for the comparable period of 1999. The increase resulted primarily from the net addition of properties to the Company's portfolio reported above.

         Interest expense increased by approximately $591,000, or 59.1% to $1.6 million for the three months ended June 30, 2000 from $1.0 million for the comparable period of 1999. The increase resulted primarily from an increase in the Company's line of credit interest of $257,000, an increase in mortgage note interest on new loans of $594,000, offset by a $236,000 increase in capitalized interest to a total of $687,000, and a decline in interest on same mortgage notes of $24,000.

         General and administrative expenses increased by approximately $23,000, or 5.0% to $482,000 for the three months ended June 30, 2000 from $459,000 for the comparable period of 1999. The increase resulted primarily from increases in payroll costs of $211,000, a decline in professional fees and promotion/printing of $77,000 and $58,000, respectively, and a net increase in all other expenses totaling $40,000 offset by a $93,000 increase in capitalization of costs relating to development projects to a total of $217,000. In the second quarter 1999, capitalized development costs were allocated solely to the Skylake project, whereas in the second quarter 2000, capitalized development costs were allocated to several development projects.

         As a result of the foregoing, net income increased by approximately $433,000, or 18.0% to $2.8 million for the three months ended June 30, 2000, compared to $2.4 million for the comparable period of 1999.

     Six months ended June 30, 2000 compared to six months ended June 30, 1999

         Total revenues increased by approximately $3.7 million or 29.8% to $16.1 million for the six months ended June 30, 2000 from $12.4 million for the comparable period of 1999. The majority of the increase (approximately $3.3 million) can be attributed to the following acquisitions: Park Promenade, a Supermarket Shopping Center located in Orlando, Florida, on January 31, 1999; a K-Mart lease and building located in the Company's Lantana Village Shopping Center in Lantana, Florida on March 31, 1999; Pine Island Plaza, a Supermarket and Home Depot Expo anchored Shopping Center, and the adjacent Ridge Plaza, both located in Davie, Florida on August 26, 1999; and Mandarin Landing, a Supermarket Shopping Center located in Jacksonville, Florida, on December 9, 1999. Additional sources of increased revenues were the opening of phase one at The Shops at Skylake, a Supermarket Shopping Center located in North Miami Beach, Florida, which contributed $630,000 and an increase in same property revenues of $456,000, offset by the loss of $611,100 in revenues relating to the sale of Four Corners, a Supermarket Shopping Center located in Tomball, Texas, on December 7, 1999.

         Operating expenses increased by approximately $1.0 million, or 31.3% to $4.2 million for the six months ended June 30, 2000 from $3.2 million for the comparable period of 1999. The primary cause for the increase was a $1.2 million increase relating to the aforementioned acquisitions and the opening of phase one at Skylake reported above, offset by a reduction in same property operating expenses of $44,000 and a $145,000 reduction in operating expenses relating to the sale of Four Corners.

         Depreciation and amortization expense increased by approximately $366,000, or 22.9% to $2.0 million for the six months ended June 30, 2000 from $1.6 million for the comparable period of 1999. The increase resulted primarily from the net addition of properties to the Company's portfolio reported above.

         Interest expense increased by approximately $1.2 million, or 57.1% to $3.4 million for the six months ended June 30, 2000 from $2.1 million for the comparable period of 1999. The increase resulted primarily from an increase in the Company's line of credit interest of $564,000, an increase in mortgage note interest on new loans of $1.1 million, offset by a $384,000 increase in capitalized interest to a total of $1.2 million and a decline in interest on same mortgage notes of $58,000.

         General and administrative expenses increased by approximately $184,000, or 21.1% to $1.1 million for the six months ended June 30, 2000 from $871,000 for the comparable period of 1999. The net increase resulted primarily from an increase in payroll costs of $477,000 and a net decrease in all other expenses totaling $71,000, offset by a $222,000 increase in capitalization of costs relating to development projects to a total of $452,000. In the first six months of 1999, capitalized development costs were allocated solely to the Skylake project, whereas in the first six months of 2000, capitalized development costs were allocated to several development projects.

         As a result of the foregoing, net income increased by approximately $856,000, or 18.6% to $5.4 million for the six months ended June 30, 2000, compared to $4.6 million for the comparable period of 1999.

Funds from Operations

         The National Association of Real Estate Investment Trusts ("NAREIT") has adopted the NAREIT White Paper on Funds from Operations (the "White Paper") which provides additional guidance on the calculation of funds from operations. The White Paper, originally released in March 1995 and revised effective January 1, 2000, defines funds from operations ("FFO") as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains sales of property, plus real estate related depreciation and amortization. Management believes that FFO is a helpful measure of the performance of an equity REIT because, along with cash flows from operating activities, investing activities and financing activities, it provides an understanding of the Company's ability to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with the net income as presented in the condensed consolidated financial statements and information included elsewhere herein. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

         The following table illustrates the calculation of FFO for the three-month and six-month periods ended June 30, 2000 and 1999 (in thousands except per share data):

                                                       Three Months Ended        Six Months Ended
                                                            June 30,                  June 30,
                                                      --------------------      --------------------
                                                       2000          1999        2000          1999
                                                      -------      -------      -------      -------
                                                           (Unaudited)              (Unaudited)
Net income .....................................      $ 2,787      $ 2,354      $ 5,410      $ 4,554
Depreciation of real estate assets .............          987          808        1,948        1,584
Amortization of leasing costs ..................           30           13           56           21
Minority interest ..............................           25           24           49           47
Lease termination fee ..........................           --          112           --          224
                                                      -------      -------      -------      -------
Funds from operations ..........................      $ 3,829      $ 3,311      $ 7,463      $ 6,430
                                                      =======      =======      =======      =======
Funds from operations per share
   (Diluted) ...................................      $  0.33      $  0.31      $  0.64      $  0.61
                                                      =======      =======      =======      =======
Weighted average shares outstanding
   (Diluted) ...................................       11,684       10,784       11,581       10,628
                                                      =======      =======      =======      =======

         FFO increased by approximately $518,000, or 15.6% to $3.8 million for the three months ended June 30, 2000, from $3.3 million for the comparable period of 1999. FFO increased by approximately $1.0 million or 16.1% to $7.5 million for the six months ended June 30, 2000, from $6.4 million for the comparable period of 1999. The increase is primarily the result of the acquisition of additional properties, the opening of Skylake phase one and the difference between the increases in same property revenues and expenses, as noted above.

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

         As of June 30, 2000, the Company had total mortgage indebtedness of approximately $100.3 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average rate of 7.52% and collateralized by 17 of the Company's existing properties. The Company also has provided a $1.5 million letter of credit to secure certain obligations in connection with the acquisition of one of the Company's properties. This letter of credit is collateralized by a mixed-use property located in West Palm Beach, Florida.

         In order to meet the Company's expansion objectives, the Company secured a $35.0 million Credit Agreement with City National Bank of Florida on February 4, 1999 (the "Credit Agreement"). On May 15, 2000, the limitation on advances under the Credit Agreement was increased from approximately $22.2 million to approximately $30.5 million, with future increases conditioned on the posting of additional collateral (see Subsequent Event footnote). As of June 30, 2000 the Credit Agreement was secured by mortgages on Skylake, East Bay Plaza, Beauclerc Village, Mandarin Landing, Mandarin Mini Storage and the Equity One Office Building. The Credit Agreement accrues interest at 225 basis points over the thirty day LIBOR rate, payable monthly, adjusted every six months and matures February 4, 2002. Advances under the Credit Agreement will be used to fund property acquisitions, development activities and other Company activities. As of June 30, 2000, the outstanding balance under the Credit Agreement and the floating rate facilities had been increased to $19.8 million from $19.5 million as of December 31, 1999.

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

         As of June 30, 2000, the percentage of the total real estate cost of the Company's Existing Properties (as defined in the Company's Form 10-K/A) that was encumbered by debt was 53.1%. None of the existing mortgages are subject to cross default provisions of a mortgage on any other property nor are any cross-collateralized. However, in connection with the Company's acquisition of Lake Mary, the Company has provided a $1.5 million letter of credit to secure certain obligations, which letter of credit is collateralized by the mixed-use property located in West Palm Beach, Florida.

         The Company has one major development project underway. The Skylake development project will add an aggregate of 280,000 square feet of retail space to the Company's portfolio. Phase one was completed in July 1999, and phase two was completed in July 2000 bringing the total developed space to 150,702 square feet. It is anticipated that construction of the third phase will commence by year end 2000, with future funding required to complete this project totaling approximately $7.9 million. Upon stabilization, management expects these developments to have a positive effect on cash generated by operating activities and FFO.

         During the six months ended June 30, 2000, the Company paid a cash dividend of $0.26 and $0.26 per outstanding share of common stock on March 31 and June 30, 2000, respectively, totaling $3.0 million and $3.0 million, respectively.

         On February 22, 2000, the Company instituted a Dividend Reinvestment and Stock Purchase Plan (the "Plan") that allows its shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company's common stock and to purchase shares of the Company's common stock. On March 8, 2000, Gazit (1995), Inc., M.G.N. (USA), Inc. and Gazit-Globe (1982), Ltd., affiliates of the Company, enrolled in the Plan with respect to the majority of their shares of common stock. On March 31 and June 30, 2000, these affiliates reinvested cash dividends totaling approximately $1.7 million and $1.8 million for the purchase of 180,797 and 183,350 shares, respectively, of the Company's authorized but unissued shares of common stock. While the affiliates have expressed a desire to participate in the Plan, no assurances can be made that they will continue to do so.

         The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at its properties) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code.

Cash Flow

         The net cash provided by operations of approximately $8.9 million for the six months ended June 30, 2000 included: (1) net income of $5.4 million, (2) adjustment for non-cash items of $2.1 million, and (3) a net change in operating assets and liabilities of $1.4 million, compared to net cash provided by operations of approximately $13.8 million for the six months ended June 30, 1999, which included (1) net income of $4.6 million, (2) adjustment for non-cash items of $1.7 million, and (3) a change in operating assets and liabilities of $7.5 million of which $6.8 million was an escrow deposit relating to the sale of one of the Company's properties.

         Net cash used in investing activities of approximately $9.2 million for the six months ended June 30, 2000 included: (1) the purchase of one building and lease for $312,000, and (2) improvements to Existing Properties and construction expenditures relating to development projects totaling $8.9 million, compared to cash used in investing activities of approximately $20.5 million for the six months ended June 30, 1999 which included (1) the acquisition of a Supermarket Shopping Center and a K-Mart lease and building located at the Company's Lantana Village Shopping Center for $12.1 million and 28 acres of undeveloped land for $2.1 million, and (2) construction costs relating to the Skylake and Forest Village projects, in the amount of $6.2 million.

         Net cash provided by financing activities of $58,000 for the six months ended June 30, 2000 included (1) a mortgage note payoff of $2.5 million and principal payments on mortgage notes of $1.4 million, (2) borrowings under a new mortgage note of $6.5 million, (3) net borrowings on the Credit Agreement and other floating rate facilities of $356,000, (4) cash dividends paid to common stock shareholders of $6.0 million, (5) proceeds from the issuance of stock under the Company's Dividend Reinvestment and Stock Purchase Plan of $3.5 million, and (6) other miscellaneous expenditures of $358,000, compared to net cash provided by financing activities of approximately $7.5 million for the six months ended March 31, 1999, which included (1) a mortgage note payoff of $1.2 million and principal payments on mortgage notes of $1.1 million, (2) borrowing under a new mortgage note of $5.0 million, (3) net borrowings under the Credit Agreement of $6.0 million, (4) cash dividends paid to common stock shareholders of $5.3 million, (5) proceeds from the exercise of C-Warrants to purchase common stock of $4.2 million, and (6) and other miscellaneous expenditures of $113,000.

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

Cautionary Statement Relating to Forward Looking Statements

         Certain statements made in this report may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements include statements regarding the intent, belief or current expectations of the company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: maintaining REIT status; general economic and business conditions which will, among other things, affect the demand for retail space or retail goods; availability and creditworthiness of prospective tenants; lease rents and the terms and availability of financing; competition with other companies; risks of real estate markets including, development and acquisition; governmental actions and initiatives; and environment/safety requirements.

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

Item 2.  Changes in Securities and Use of Proceeds

         On February 22, 2000 the Company instituted a Dividend Reinvestment and Stock Purchase Plan. On March 31 and June 30, 2000 shareholders owning 6,567,592 and 6,747,406 shares of common stock, respectively, participated in the Plan, by acquiring 180,935 and 183,459 shares of common stock, respectively. The issuance of shares generated cash proceeds to the Company of approximately $1.7 and $1.8 million, respectively. Affiliates of the Company owning 6,562,592 and 6,743,389 shares of common stock, respectively, participated in the Plan.

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

Date: August 11, 2000                  EQUITY ONE, INC.

                                       /S/ CHAIM KATZMAN
                                       -----------------------------------------
                                       Chaim Katzman
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                       /S/ HOWARD M. SIPZNER
                                       -----------------------------------------
                                       Howard M. Sipzner
                                       Chief Financial Officer
                                       (Principal Accounting Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------

 27.1                Financial Data Schedule