Form 10-Q
period 2000-09-30
EQUITY ONE INC
filed 2000-11-14
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                         Commission File No. 0001042810

                                EQUITY ONE, INC.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                          1696 N.E. Miami Gardens Drive
                          N. Miami Beach, Florida 33179
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 947-1664
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                Maryland                                      52-1794271
-------------------------------------------------------------------------------
     (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [ ]

Applicable only to Corporate Issuers:

As of the close of business on November 6, 2000, 11,873,301 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                               INDEX TO FORM 10-Q

                      THREE MONTHS ENDED SEPTMBER 30, 2000

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets-
            As of September 30, 2000 (unaudited) and December 31, 1999

            Condensed Consolidated Statements of Operations-
            For the three-month and nine-month periods ended
            September 30, 2000 and 1999 (unaudited)

            Condensed Consolidated Statements of Comprehensive Income-For the three-month and nine-month periods ended
            September 30, 2000 and 1999 (unaudited)

            Condensed Consolidated Statements of Stockholders' Equity-For the three-month and nine-month periods ended
            September 30, 2000 and 1999 (unaudited)

            Condensed Consolidated Statements of Cash Flows-
            For the nine-month periods ended
            September 30, 2000 and 1999 (unaudited)

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

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

                         PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

                        EQUITY ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                                          September 30,         December 31,
                                                                              2000                  1999
                                                                       ----------------     ----------------
                                                                          (Unaudited)
Assets
Rental Properties:
   Land, building and equipment...................................     $      205,274       $      186,154
   Building improvements..........................................              8,125                6,311
   Land held for development......................................             11,867               15,401
   Construction in progress.......................................              7,568                8,722
                                                                       ----------------     ----------------
                                                                              232,834              216,588
   Accumulated depreciation.......................................            (14,686)             (11,669)
                                                                       ----------------     ----------------
     Rental properties, net.......................................            218,148              204,919
Cash and cash equivalents.........................................                153                  427
Securities available for sale.....................................              1,407                1,218
Accounts and other receivables, net...............................              1,778                2,209
Due from related parties..........................................                125                   33
Deposits..........................................................              9,260                  707
Prepaid and other assets..........................................                771                  567
Deferred expenses, net............................................              1,659                1,723
Goodwill, net.....................................................                656                  694
                                                                       ----------------     ----------------

       Total assets...............................................     $      233,957       $      212,497
                                                                       ================     ================

Liabilities and Stockholders' Equity
Liabilities:
   Mortgage notes payable.........................................     $      119,534       $       97,752
   Credit agreement...............................................             13,206               19,475
   Accounts payable and accrued expenses..........................              4,487                1,330
   Tenants' security deposits.....................................              1,454                1,274
   Deferred rental income.........................................                203                  248
   Minority interest in equity of consolidated subsidiary.........                989                  989
                                                                       ----------------     ----------------

       Total liabilities..........................................            139,873              121,068
                                                                       ----------------     ----------------

Stockholders' Equity:
   Common stock...................................................                118                  113
   Additional paid-in capital.....................................             94,494               89,990
   Retained earnings..............................................              1,486                2,390
   Accumulated other comprehensive income..........................              (309)                (519)
   Unamortized restricted stock compensation and notes
      receivable..................................................             (1,705)                (545)
                                                                       ----------------     ----------------

       Total stockholders' equity.................................             94,084               91,429
                                                                       ----------------     ----------------

Total liabilities and stockholders' equity........................     $      233,957       $      212,497
                                                                       ================     ================

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA) FOR
      THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
    FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                   -------------------------------    --------------------------------
                                                         2000              1999              2000             1999
                                                   -------------------------------    --------------------------------
                                                              (Unaudited)                        (Unaudited)
Revenues:
   Rental income...................................$        8,121    $      6,978      $     24,004      $     19,040
   Management fees.................................           176              56               290               235
   Investment revenue..............................           118              78               216               260
                                                   ----------------  ---------------   ---------------   --------------

     Total revenues................................         8,415           7,112            24,510            19,535
                                                   ----------------  ---------------   ---------------   --------------

Costs and Expenses:
   Operating expenses..............................         2,098           1,903             6,337             5,123
   Depreciation and amortization...................         1,069             899             3,055             2,519
   Interest........................................         1,950           1,379             5,306             3,490
   General and administrative expenses.............           521             283             1,576             1,154
   Minority interest in earnings of
      consolidated subsidiary......................            24              24                73                71
                                                   ----------------  ---------------   ---------------   --------------

     Total costs and expenses......................         5,662           4,488            16,347            12,357
                                                   ----------------  ---------------   ---------------   --------------

Net income.........................................$        2,753    $      2,624      $      8,163      $      7,178
                                                   ================  ===============   ===============   ==============

Earnings per share:

Basic earnings per share...........................$         0.24    $       0.24      $       0.71      $       0.67
                                                   ================  ===============   ===============   ==============

Number of shares used in computing basic
   earnings per share..............................        11,664          11,006            11,482            10,641
                                                   ================  ===============   ===============   ==============

Diluted earnings per share.........................$         0.23    $       0.24      $       0.71      $       0.67
                                                   ================  ===============   ===============   ==============

Number of shares used in computing
   diluted earnings per share......................        11,874          11,147            11,680            10,775
                                                   ================  ===============   ===============   ==============

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
    FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)


                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                    September 30,
                                                        --------------------------------  ------------------------------
                                                              2000             1999             2000            1999
                                                        ---------------   --------------   ------------    -------------
                                                                   (Unaudited)                      (Unaudited)

     Net income.......................................  $       2,753     $       2,624    $     8,163     $      7,178
     Other comprehensive income:
        Net unrealized holding gain (loss) on
          securities available for sale...............  $          72     $        (240)   $       210             (212)
                                                        ---------------   --------------  ------------    -------------

     Comprehensive income.............................  $       2,825     $       2,384    $     8,373     $      6,966
                                                        ===============   ==============   ============    =============

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
    FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                                                               Unamortized
                                                                                                restricted
                                                                                 Accumulated      stock
                                                     Additional                     Other      compensation     Total
                                          Common       Paid-in      Retained    Comprehensive    and note    Stockholders'
                                          Stock        Capital      Earnings       Income      receivables      Equity
                                       ------------ ------------  ------------  ------------  ------------   -------------
Three Months Ended September 30, 2000
Balance, July 1, 2000...............   $       118  $    94,444   $     1,772   $      (381)  $    (1,668)   $    94,285

   Issuance of common stock.........                         56                                       (37)            19

   Stock issuance cost..............                         (6)                                                      (6)

   Net income.......................                                    2,753                                      2,753

   Dividends paid...................                                   (3,039)                                    (3,039)

   Net unrealized holding gain on
     securities available for sale..                                                     72                           72
                                       ------------ ------------  ------------  ------------  ------------   -------------
Balance, September 30, 2000
     (Unaudited)....................   $       118  $    94,494   $     1,486   $      (309)  $    (1,705)   $    94,084
                                       ============ ============  ============  ============  ============   =============

Three Months Ended September 30, 1999
Balance, July 1, 1999...............   $       108  $    85,196                 $       (70)  $      (545)   $    84,689

   Issuance of common stock.........             5        3,913                                                    3,918

   Net income.......................                              $     2,624                                      2,624

   Dividends paid...................                       (313)       (2,624)                                    (2,937)

   Net unrealized holding loss on
     securities available for sale..                                                   (240)                        (240)
                                       ------------ ------------  ------------  ------------  ------------   -------------
Balance, September 30, 1999
     (Unaudited)....................   $       113  $    88,796   $       ---   $      (310)  $      (545)   $    88,054
                                       ============ ============  ============  ============  ============   =============

Nine Months Ended September 30, 2000
Balance, January 1, 2000............   $       113  $    89,990   $     2,390   $      (519)  $      (545)   $    91,429

   Issuance of common stock.........             5        4,643                                    (1,160)         3,488

   Stock issuance costs.............                       (139)                                                    (139)

   Net income.......................                                    8,163                                      8,163

   Dividends paid...................                                   (9,067)                                    (9,067)

   Net unrealized holding gain on
     securities available for sale..                                                    210                          210
                                       ------------ ------------  ------------  ------------  ------------   -------------
Balance, September 30, 2000
     (Unaudited)....................   $       118  $    94,494   $     1,486   $      (309)  $    (1,705)   $    94,084
                                       ============ ============  ============  ============  ============   =============

Nine Months Ended September 30, 1999
Balance, January 1, 1999............   $       102  $    81,214                 $       (98)                 $    81,218

   Issuance of common stock.........            11        8,665                               $      (545)         8,131

   Net income.......................                              $     7,178                                      7,178

   Dividends paid...................                     (1,083)       (7,178)                                    (8,261)

   Net unrealized holding loss on
     securities available for sale..                                                   (212)                        (212)
                                       ------------ ------------  ------------  ------------  ------------   -------------
Balance, September 30, 1999
     (Unaudited)....................   $       113  $    88,796   $       ---   $      (310)  $      (545)   $    88,054
                                       ============ ============  ============  ============  ============   =============

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
    FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                           --------------------------------------
                                                                                   2000                 1999
                                                                           --------------------------------------
                                                                                          (Unaudited)
Operating Activities:
   Net income.......................................................       $        8,163        $        7,178
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................                3,267                 2,655
     Provision for losses on accounts receivable....................                  (32)                   80
     Minority interest in earnings of consolidated subsidiary.......                   73                    71
     Changes in assets and liabilities:
       Restricted cash..............................................                   --                 6,780
       Accounts and other receivables...............................                  463                  (768)
       Deposits.....................................................               (8,553)               (1,651)
       Prepaid and other assets.....................................                 (204)                  219
       Accounts payable and accrued expenses........................                3,157                 2,996
       Tenants' security deposits...................................                  180                   271
       Deferred rental income.......................................                  (45)                   10
       Due from related parties.....................................                  (92)                   39
                                                                           -------------------   -----------------
       Net cash provided by operating activities....................                6,377                17,880
                                                                           -------------------   -----------------

Investing Activities:
   Additions to rental property.....................................              (16,246)              (56,318)
   Purchases of available for sale securities.......................                  (34)               (6,720)
   Sales and prepayments of securities..............................                   55                 6,724
   Change in deposits for acquisition of rental property............                   --                   (38)
                                                                           -------------------   -----------------

       Net cash used in investing activities........................              (16,225)              (56,352)
                                                                           -------------------   -----------------

Financing Activities:
   Repayments of mortgage notes payable.............................               (4,584)               (2,877)
   Borrowings under mortgage notes payable..........................               26,366                31,235
   Borrowings (repayments) under credit agreement...................               (6,269)               10,643
   Cash dividends paid to stockholders..............................               (9,067)               (8,261)
   Stock subscription and issuance..................................                3,488                 8,131
   Stock issuance costs.............................................                 (139)                   --
   Deferred financing expenses, net.................................                 (148)                 (324)
   Change in minority interest......................................                  (73)                  (47)
                                                                           -------------------   -----------------

       Net cash provided by financing activities....................                9,574                38,500
                                                                           -------------------   -----------------

Net (decrease) increase in Cash and Cash Equivalents................                 (274)                   28

Cash and Cash Equivalents, Beginning of Period......................                  427                 1,594
                                                                           -------------------   -----------------

Cash and Cash Equivalents, End of Period............................       $          153        $        1,622
                                                                           ===================   =================

                                                                                                       (Continued)

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
    FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                           -------------------------------------
                                                                                   2000                 1999
                                                                           -------------------------------------
                                                                                          (Unaudited)
Supplemental Disclosure:

 Cash paid for interest, net of amount capitalized........................ $      5,102          $      3,365
                                                                           ================      ===============
Supplemental Schedule of Noncash Investing and Financing Activities:

 Change in unrealized holding gain (loss) on securities available
   for sale............................................................... $        210          $       (212)
                                                                           ================      ===============
 Issuance of restricted stock............................................. $      1,160
                                                                           ================
 Common stock issued for notes receivables................................                       $        545
                                                                                                 ===============
 Acquisition of rental property...........................................                       $      3,800

 Change in minority interest..............................................                                965
                                                                                                 ===============
 Assumption of mortgage note payable......................................                       $      2,835
                                                                                                 ===============
                                                                                                     (Concluded)

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE AND NINE-MONTH PERIODS ENDED
                     SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                      AND THE YEAR ENDED DECEMBER 31, 1999

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

         The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The December 31, 1999 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

5.       Minority Interest

         On January 1, 1999, a wholly-owned subsidiary of the Company, Equity One (Walden Woods) Inc., entered into a limited partnership as a general partner. An income producing shopping center ("Walden Woods Village") was contributed by its owners (the "Minority Partners") and the Company contributed 93,656 unregistered shares of common stock to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net value of property contributed by the Minority Partners, each of the Partners received 93,656 limited partnership units. The Company and the Minority Partners have entered into a Redemption Agreement whereby the Minority Partners can request that the Company purchase back all or part of the common stock at $10.30 per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented as a liability. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared.

6.       New Accounting Pronouncement

         The Securities and Exchange Commission recently published Staff Accounting Bulletin No. 101 which summarize its views in applying generally accepted accounting principles to revenue recognition in the financial statements. Management does not believe that this bulletin will have any impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein.

(1) Results of Operations

     Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999

         Total revenues increased by approximately $1.3 million, or 18.3% to $8.4 million for the three months ended September 30, 2000 from $7.1 million for the comparable period of 1999. The majority of the increase (approximately $1.1 million) can be attributed to the following acquisitions: Pine Island Plaza, a Supermarket and Home Depot Expo anchored Shopping Center, and the adjacent Ridge Plaza, both located in Davie, Florida on August 26, 1999; Mandarin Landing, a Supermarket Shopping Center (as defined in the Company's Form 10-K/A), located in Jacksonville, Florida on December 9, 1999 and Mariners Crossing, a Supermarket Shopping Center, located in Spring Hill, Florida on September 12, 2000. Additional sources of increased revenues were the opening of phase one at Forest Village, a Supermarket Shopping Center located in Tallahassee, Florida, which contributed $118,500 and an increase in same property revenues of $228,348, and an increase in other revenues of $196,000 offset by the loss of $318,000 in revenues relating to the sale of Four Corners, a Supermarket Shopping Center located in Tomball, Texas on December 7, 1999.

         Operating expenses increased by approximately $195,000, or 10.3% to $2.1 million for the three months ended September 30, 2000 from $1.9 million for the comparable period of 1999. The primary cause for the increase was a $365,000 increase relating to the aforementioned acquisitions, a decrease in all other property operating expenses of $96,000 and a reduction of $74,000 in operating expenses relating to the sale of Four Corners.

         Depreciation and amortization expense increased by approximately $170,000, or 18.9% to $1.1 million for the three months ended September 30, 2000 from $899,000 for the comparable period of 1999. The increase resulted primarily from the net addition of properties to the Company's portfolio reported above.

         Interest expense increased by approximately $571,000, or 40.8% to $2.0 million for the three months ended September 30, 2000 from $1.4 million for the comparable period of 1999. The increase resulted primarily from an increase in the Company's line of credit interest of $73,000, an increase in mortgage note interest on new loans of $712,000, offset by a $98,000 increase in capitalized interest to a total of $503,000, a decline in interest on same mortgage notes of $51,000 and a decline in interest of $65,000 relating to the payoff of the Monument Point loan.

         General and administrative expenses increased by approximately $238,000, or 84.1% to $521,000 for the three months ended September 30, 2000 from $283,000 for the comparable period of 1999. The increase resulted primarily from increases in payroll costs of $322,000, increase in office rent of $42,000 a decline in professional fees of $54,000, and a net increase in all other expenses totaling $63,000 offset by a $135,000 increase in capitalization of costs relating to development projects to a total of $210,000.

         As a result of the foregoing, net income increased by approximately $129,000, or 5.0% to $2.8 million for the three months ended September 30, 2000, compared to $2.6 million for the comparable period of 1999.

     Nine months ended September 30, 2000 compared to nine months ended June 30, 1999

         Total revenues increased by approximately $5.0 million or 25.6% to $24.5 million for the nine months ended September 30, 2000 from $19.5 million for the comparable period of 1999. The majority of the increase (approximately $4.3 million) can be attributed to the following acquisitions: a K-Mart lease and building located in the Company's Lantana Village Shopping Center in Lantana, Florida on March 31, 1999; Pine Island Plaza, a Supermarket and Home Depot Expo anchored Shopping Center, and the adjacent Ridge Plaza, both located in Davie, Florida on August 26, 1999; Mandarin Landing, a Supermarket Shopping Center located in Jacksonville, Florida, on December 9, 1999 and Mariners Crossing, a Supermarket Shopping Center, located in Spring Hill, Florida on September 12, 2000. Additional sources of increased revenues was the opening of Forest Village, a Supermarket Shopping Center located in Tallahassee, Florida, which contributed $195,000 and an increase in same property revenues of $1.4, offset by the loss of $928,000 in revenues relating to the sale of Four Corners, a Supermarket Shopping Center located in Tomball, Texas on December 7, 1999.

         Operating expenses increased by approximately $1.2 million, or 23.5% to $6.3 million for the nine months ended September 30, 2000 from $5.1 million for the comparable period of 1999. The primary cause for the increase was a $1.4 million increase relating to the aforementioned acquisitions and the opening of Forest Village reported above, an increase in other property operating expenses of $61,000, and a $219,000 reduction in operating expenses relating to the sale of Four Corners.

         Depreciation and amortization expense increased by approximately $536,000, or 21.4% to $3.0 million for the nine months ended September 30, 2000 from $2.5 million for the comparable period of 1999. The increase resulted primarily from the net addition of properties to the Company's portfolio reported above.

         Interest expense increased by approximately $1.8 million, or 51.4% to $5.3 million for the nine months ended September 30, 2000 from $3.5 million for the comparable period of 1999. The increase resulted primarily from an increase in the Company's line of credit interest of $629,000, an increase in mortgage note interest on new loans of $1.8 million, offset by a $482,000 increase in capitalized interest to a total of $1.7 million, a decline in interest on same mortgage notes of $305,000, and a decrease in interest of $124,000 relating to the payoff of the Monument Point loan.

         General and administrative expenses increased by approximately $422,000, or 35.2% to $1.6 million for the nine months ended September 30, 2000 from $1.2 for the comparable period of 1999. The net increase resulted primarily from an increase in payroll costs of $843,000 and a net decrease in all other expenses totaling $115,000, offset by a $306,000 increase in capitalization of costs relating to development projects to a total of $663,000.

         As a result of the foregoing, net income increased by approximately $985,000, or 13.7% to $8.2 million for the nine months ended September 30, 2000, compared to $7.2 million for the comparable period of 1999.

Funds from Operations

         The National Association of Real Estate Investment Trusts ("NAREIT") has adopted the NAREIT White Paper on Funds from Operations (the "White Paper") which provides additional guidance on the calculation of funds from operations. The White Paper, originally released in March 1995 and revised effective January 1, 2000, defines funds from operations ("FFO") as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains or losses from sales of property, plus real estate related depreciation and amortization. Management believes that FFO is a helpful measure of the performance of an equity REIT because, along with cash flows from operating activities, investing activities and financing activities, it provides an understanding of the Company's ability to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with the net income as presented in the condensed consolidated financial statements and information included elsewhere herein. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

         The following table illustrates the calculation of FFO for the three-month and nine-month periods ended September 30, 2000 and 1999 (in thousands except per share data):

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                       September 30,
                                                      ---------------------------------    -------------------------------
                                                            2000               1999             2000              1999
                                                      ---------------    --------------    -------------    --------------
                                                                  (Unaudited)                         (Unaudited)
Net income............................................$      2,753       $      2,624      $      8,163     $      7,178
Depreciation of real estate assets.....................      1,042                879             2,989            2,463
Amortization of leasing costs..........................         61                 13               118               34
Minority interest......................................         24                 24                73               71
Lease termination fee..................................         --                 --                --              224
                                                      ---------------    --------------    -------------    --------------
Funds from operations.................................$      3,880       $      3,540      $     11,343     $      9,970
                                                      ===============    ==============    =============    ==============
Funds from operations per share
   (Diluted)..........................................$        0.33      $        0.32     $        0.97    $        0.93
                                                      ===============    ==============    =============    ==============
Weighted average shares outstanding
   (Diluted)..........................................       11,874             11,147            11,680           10,775
                                                      ===============    ==============    =============    ==============

         FFO increased by approximately $340,000, or 9.7% to $3.9 million for the three months ended September 30, 2000, from $3.5 million for the comparable period of 1999. FFO increased by approximately $1.4 million or 14.0 % to $11.3 million for the nine months ended September 30, 2000, from $10.0 million for the comparable period of 1999. The increase is primarily the result of the acquisition of additional properties, the opening of Skylake phase one and the difference between the increases in same property revenues and expenses, as noted above.

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

         As of September 30, 2000, the Company had total mortgage indebtedness of approximately $119.5 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average rate of 7.5% and collateralized by 19 of the Company's existing properties. The Company also has provided a $1.5 million letter of credit to secure certain obligations in connection with the acquisition of one of the Company's properties. This letter of credit is collateralized by a mixed-use property located in West Palm Beach, Florida.

         In order to meet the Company's expansion objectives, the Company secured a $35.0 million Credit Agreement with City National Bank of Florida on February 4, 1999 (the "Credit Agreement"). The Credit Agreement accrues interest at 225 basis points over the thirty day LIBOR rate, payable monthly, adjusted every six months and matures February 4, 2002. Advances under the Credit Agreement will be used to fund property acquisitions, development activities and other Company activities. On July 6, 2000, the limitation on advances under the Credit Agreement was decreased from approximately $30.5 million to approximately $17.6 million as a result of releasing a portion of the Skylake collateral to secure permanent financing, with future increases conditioned on the posting of additional collateral. On October 10, 2000 the limitation was increased to approximately $20.6 million, with future increases conditioned on the posting of additional collateral. As of September 30, 2000 the Credit Agreement was secured by mortgages on East Bay Plaza, Beauclerc Village, Mandarin Landing, Mandarin Mini Storage, the Equity One Office Building and a portion of Skylake. As of September 30, 2000, the outstanding balance under the Credit Agreement had been decreased to $13.2 million from $19.5 million as of December 31, 1999.

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

         As of September 30, 2000, the percentage of the total real estate cost of the Company's Existing Properties (as defined in the Company's Form 10-K/A) that was encumbered by debt was 54.1%. None of the existing mortgages are subject to cross default provisions of a mortgage on any other property nor are any cross-collateralized. However, in connection with the Company's acquisition of Lake Mary, the Company has provided a $1.5 million letter of credit to secure certain obligations, which letter of credit is collateralized by the mixed-use property located in West Palm Beach, Florida.

         The Company has one major development project underway, the Shops at Skylake, which will add an aggregate of 280,000 square feet of retail space to the Company's portfolio. Phase one was completed in July 1999, and phase two was completed in July 2000 bringing the total developed space to 150,702 square feet. Completion of an additional 24,000 square feet is underway with construction of the balance of the project expected to commence in 2001. Future funding required to complete this project is expected to total approximately $7.9 million. Upon stabilization, management expects this development to have a positive effect on cash generated by operating activities and FFO.

         During the nine months ended September 30, 2000, the Company paid a cash dividend of $0.26, $0.26 and $0.26 per outstanding share of common stock on March 31, June 30, and September 29, respectively, totaling $3.0 million, $3.0 million and $3.0 million, respectively.

         On February 22, 2000, the Company instituted a Dividend Reinvestment and Stock Purchase Plan (the "Plan") that allows its shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company's common stock and to purchase shares of the Company's common stock. On March 8, 2000, Gazit (1995), Inc., M.G.N. (USA), Inc. and Gazit-Globe (1982), Ltd., affiliates of the Company, enrolled in the Plan with respect to the majority of their shares of common stock. On March 31 and June 30, 2000, these affiliates and certain other investors reinvested cash dividends totaling approximately $1.7 million and $1.8 million for the purchase of 180,935 and 183,459 shares, respectively, of the Company's authorized but unissued shares of common stock. Effective September 1, 2000 the Plan was suspended by the Company.

         The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at its properties) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code.

Cash Flow

         The net cash provided by operations of approximately $6.4 million for the nine months ended September 30, 2000 included: (1) net income of $8.2 million, (2) adjustment for non-cash items of $3.3 million, and (3) a net change in operating assets and liabilities of $5.1 million, compared to net cash provided by operations of approximately $17.8 million for the nine months ended September 30, 1999, which included (1) net income of $7.2 million, (2) adjustment for non-cash items of $2.8 million, and (3) a change in operating assets and liabilities of $7.9 million of which $6.8 million was an escrow deposit relating to the sale of one of the Company's properties.

         Net cash used in investing activities of approximately $16.2 million for the nine months ended September 30, 2000 included the purchase of one building, building improvements and completion of development projects for $16.2 million, compared to cash used in investing activities of approximately $56.3 million for the nine months ended September 30, 1999 which included (1) the acquisition of three Supermarket Shopping Centers and the K-Mart lease and building located at the Company's Lantana Village Shopping Center for $44.7 million, (2) Skylake phase one construction and development cost of $3.9 million and $3.3 million for the acquisition of undeveloped land, and (3) construction costs relating to the Skylake phase two and the Forest Village project, in the amount of $4.4 million.

         Net cash provided by financing activities of $9.6 million for the nine months ended September 30, 2000 included (1) a mortgage notes payoff of $2.5 million and principal payments on mortgage notes of $2.1 million, (2) borrowings under new mortgage notes of $26.4 million, (3) net reduction on the Credit Agreement and other floating rate facilities of $6.3 million, (4) cash dividends paid to common stock shareholders of $9.1 million, (5) proceeds from the issuance of stock under the Company's Dividend Reinvestment and Stock Purchase Plan of $3.5 million, and (6) other miscellaneous uses of $360,000, compared to net cash provided by financing activities of approximately $38.5 million for the nine months ended September 30, 1999, which included (1) a mortgage note payoff of $1.2 million and principal payments on mortgage notes of $1.7 million, (2) borrowings under new mortgage notes of $31.2 million, (3) net borrowings under the Credit Agreement of $10.6 million, (4) cash dividends paid to common stock shareholders of $8.3 million, (5) proceeds from the exercise of C-Warrants to purchase common stock of $8.1 million, and (6) and other miscellaneous uses of $200,000.

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

Item 2.     Changes in Securities and Use of Proceeds

         On January 21, 2000 the Company issued to two employees 90,000 shares of unregistered restricted stock that vest one-third each year on December 31 over a three year period. On January 21, 2000 the Company issued to members of the Board of Directors 10,000 shares of unregistered restricted stock that vest one-half each year on December 31 over a two year period. On March 14, 2000 the Company issued to an employee 2,529 shares of unregistered restricted stock that vest one-half each year on March 14 over a two year period. On July 1, 2000 the Company issued to an employee 4,000 shares of unregistered restricted stock that vest one-third each year on December 31, over a thirty month period. On July 1, 2000 the Company issued to an employee 2000 shares of unregistered restricted stock that vest one-half each year on December 31, over an eighteen month period. The shareholders will receive dividend payments during the vesting period and the Company received no cash consideration for any of the above issued unregistered restricted stock.

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

Date:  November 13, 2000                EQUITY ONE, INC.


                                        /s/ Chaim Katzman
                                        ----------------------------------------
                                        Chaim Katzman
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                        /s/ Howard M. Sipzner
                                        ----------------------------------------
                                        Howard M. Sipzner
                                        Chief Financial Officer
                                        (Principal Accounting Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

  27.1             Financial Data Schedule