Form 10-K405
period 2000-12-31
EQUITY ONE INC
filed 2001-03-30
CIK 1042810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/405
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-13499

EQUITY ONE, INC.
Exact name of Registrant as specified in its charter

Maryland	52-1794271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1696 N.E. Miami Gardens Drive
North Miami Beach, FL 33179
(Address of principal executive offices)

Registrants telephone number: (305) 947-1664

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 22, 2001, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $44,675,955.28.

As of March 22, 2001, the number of outstanding shares of Common Stock par value $.01 per share of the Registrant was 12,960,100.

EQUITY ONE, INC. TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

GENERAL

Equity One, Inc. and subsidiaries (collectively the "Company") is a self-administered, self-managed real estate investment trust ("REIT") that principally acquires, renovates, develops and manages community and neighborhood shopping centers anchored by national and regional supermarket chains ("Supermarket Centers"). As of December 31, 2000 the Company's portfolio consisted of 31 properties and included 23 Supermarket Centers, 3 drugstore-anchored centers, 2 mixed-use office and retail properties, 1 storage facility, 1 apartment building and 1 restaurant property (collectively, the "Existing Properties"). The Existing Properties are located primarily in metropolitan areas of Florida, contain an aggregate of 3.2 million square feet of gross leasable area ("GLA") and were 95% occupied as of December 31, 2000.

The Company also owns 14 parcels aggregating approximately 37.3 acres of land adjacent to certain of the Existing Properties and a 4.05 acre vacant parcel located in Southwest Miami-Dade County, Florida, ("Coral Way N.E.") substantially all of which are intended for retail development. The Company has options exercisable prior to May 2003 to purchase (1) an approximately 8.5 acre vacant parcel of land across the street from Coral Way N.E. in Southwest Miami-Dade County, Florida ("Coral Way S.E.") which is commercially zoned and has received county site plan approval for the development of up to a 100,000 square foot Supermarket Center, and (2) a 6.2 acre vacant parcel adjacent to one of the Existing Properties.

National and regional supermarkets ("Supermarket Anchor Tenants"), such as Albertson's, Kash 'n Karry, Publix and Winn-Dixie, anchor the Company's Supermarket Centers. Additional tenants who occupy 10,000 square feet or more in a single location and who attract tenants and shoppers to the Company's Supermarket Centers ("Other Anchor Tenants") include national retailers such as AMC Theatre, Best Buy, Eckerd, Home Depot Expo, Kmart and Walgreens. Non-anchor tenants of the Supermarket Centers ("Non-anchor Tenants") include national and regional businesses, such as Bank of America, Blockbuster Video, Boat US Marine, Burger King, Chili's, General Nutrition Center, Little Caesars, McDonalds, Perkins, Rainbow Shops and Radio Shack. The Company believes that Supermarket Anchor Tenants and Other Anchor Tenants ("Supermarket and Other Anchor Tenants") offering daily necessity items generate regular consumer traffic and enhance the performance and stability of its properties. As of December 31, 2000, the Company's Supermarket Anchor Tenants, Other Anchor Tenants and Non-anchor Tenants contributed 23.9%, 16.4% and 59.7%, respectively, of the Company's aggregate annualized minimum rents, and accounted for approximately 32.3%, 25.8% and 41.9%, respectively, of the Company's aggregate leased GLA.

At December 31, 2000, the Company was engaged as the property manager for eleven properties in Florida, consisting of seven Supermarket Centers, two drugstore-anchored centers and two other retail centers. Additionally, the Company was engaged as the asset manager for sixteen properties in Texas and one property in Florida, consisting primarily of Supermarket Centers, drugstore-anchored centers and other retail or mixed-use properties.

RECENT DEVELOPMENTS

On January 28, 2001, Sun Star Theatres commenced operations at the Company's Lake Mary Shopping Center located in Lake Mary, Florida. Sun Star Theatres replaced General Cinema, which ceased operations on September 28, 2000 and terminated their lease on December 5, 2000, at which time it paid the Company $1.53 million in termination fees. Contemporaneous with the receipt of this termination fee, the Company made a $1.45 million partial pay-down of the mortgage financing that is secured by the Lake Mary Shopping Center.

On January 31, 2001, the Company closed on the $2.9 million acquisition of a retail property consisting of a vacant 75,000 square foot former Mervyns department store on a parcel of land totaling 10 acres, located adjacent to the Pompano Fashion Mall in Pompano Beach, Florida ("Pompano"). The Company has entered into an agreement with Lowe's Cos. ("Lowe's") for a 10-year ground lease of the property, subject to Lowe's right to terminate the ground lease prior to April 1, 2001. In conjunction with the lease agreement, the Company has granted Lowe's an option to purchase the property, which may be exercised any time between November 1, 2002 and February 1, 2003.

On March 8, 2001 the Company closed on a $4.7 million mortgage financing secured by Forest Village Shopping Center, a Supermarket Center located in Tallahassee, Florida. The net proceeds of the financing were used by the Company to repay a portion of the balance outstanding under its existing Credit Agreement.

At the end of March 2001, the Company completed the addition of approximately 24,000 square feet to the Shops at Skylake, a Supermarket Center located in North Miami Beach, Florida. The new space is fully leased to two tenants who are expected to occupy their spaces in the second quarter of 2001.

BUSINESS AND GROWTH STRATEGIES

The Company was organized in June 1992 under the laws of the State of Maryland to acquire Supermarket Centers in high growth, densely populated areas throughout the Southeast capable of generating stable cash flows and maintaining long-term value. The Company selects properties for acquisition or development which have or are suitable for Supermarket and Other Anchor Tenants, and which are adaptable over time for expansion, renovation and redevelopment. In order to take advantage of property management operating efficiencies and present attractive leasing opportunities to tenants who seek multiple locations in an area, the Company also targets properties within close proximity to the Existing Properties. All properties must be well located and have high visibility, open air designs, ease of entry and exit and ample parking. The Company acquires Supermarket Centers that are substantially fully leased (i.e., existing tenants occupy 85% or more of GLA), appropriately tenanted and well maintained ("Performing Supermarket Centers"), as well as Supermarket Centers, which meet the Company's turnaround criteria ("Underperforming Supermarket Centers"). In acquiring Performing Supermarket Centers, the Company requires attractive and sustainable rates of return, while in acquiring Underperforming Supermarket Centers the Company seeks opportunities to increase revenues primarily through renovation and re-tenanting.

The Company believes that its management team possesses the experience and expertise necessary to identify, acquire, renovate, develop and manage additional Supermarket Centers. The Company's senior executives and managers average more than 20 years of real estate experience and have acquired and managed all of the Existing Properties. The Company believes it has cultivated strong relationships with Supermarket and Other Anchor Tenants, which, in combination with its in-depth knowledge of the Company's primary markets, have contributed substantially to the Company's success in identifying, acquiring and operating its properties.

Since its formation, the Company has experienced sustained growth in its real estate portfolio, revenues and net income. From December 31, 1994 to December 31, 2000, the Company increased total real estate assets and GLA to $243.1 million and 3.2 million square feet, respectively, from $28.5 million and 600,000 square feet, respectively. For the year ended December 31, 2000, total revenues and net income increased to $34.4 million and $11.3 million, respectively, from $2.1 million and $49,000, respectively, for the year ended December 31, 1994.

The Company intends to maximize total return to stockholders by increasing cash flow per share and maximizing the value of its real estate portfolio. The Company believes it can achieve this objective primarily through the acquisition, renovation, development and management of Supermarket Centers and other properties that meet the Company's investment criteria. The Company believes it has certain competitive advantages which enhance its ability to capitalize on acquisition opportunities, including its: (i) significant local market experience and expertise; (ii) long standing relationships with real estate brokers, tenants and institutional and other real estate owners in its current target markets; (iii) streamlined acquisition process; (iv) access to capital; and (v) ability to offer cash and tax advantaged structures to sellers.

The Company intends to maintain significant flexibility with respect to the form of its acquisition transactions, using cash available from operations or lines of credit for a seller who seeks immediate liquidity, as well as tax-advantaged partnership structures to attract a tax-motivated seller. Such structures may include entering into a joint venture or other type of co-ownership with a seller, whether in the form of a limited partnership or limited liability company, with the Company acquiring a controlling interest in such venture. The Company may offer the seller an interest in the venture that is convertible or exchangeable for shares of common stock or otherwise allow the seller to have an equity interest in the Company. If consistent with the Company's objectives, the Company will consider the acquisition of interests in, or the purchase of other REITs or similar entities.

The Company's principal business and growth strategies are as follows:

Acquisition of Performing Supermarket Centers. The Company intends to acquire Performing Supermarket Centers that offer attractive and sustainable rates of return in areas throughout the Southeast having demographic characteristics similar to those of its present markets. Acquisitions of Performing Supermarket Centers in 2000 included Mariners Crossing Shopping Center in Spring Hill, Florida ("Mariners Crossing") and The Shoppes of North Port in North Port, Florida ("Shoppes of North Port").

The Company targets Performing Supermarket Centers which are adaptable to expansion, renovation and redevelopment, and in order to maximize property management efficiencies, present attractive leasing opportunities to tenants who seek multiple locations in one geographic area. The Company will seek Supermarket Centers which offer daily necessities and value-oriented merchandise and have high visibility, open-air designs, ease of entry and exit and ample parking. Given the Company's relationship with certain anchor tenants, particularly Supermarket Anchor Tenants, and its operational expertise, the Company anticipates that it will be able to enhance the performance of properties it acquires. When entering new markets, the Company considers its ability to increase and concentrate holdings in order to achieve economies of scale.

The Company has developed an integrated methodology for sourcing and completing acquisitions and believes it has favorable access to potential acquisition opportunities by virtue of its relationships with brokers, tenants, financial institutions, development agencies, contractors, and others involved in the real estate market. The Company conducts its review procedures with the full participation of the Company's senior officers, which, combined with the Company's access to capital and knowledge of existing markets, allows the Company to make expedited determinations and consummate transactions quickly.

When evaluating potential acquisitions and development projects, the Company considers factors such as (i) economic, demographic, and regulatory and zoning conditions in the property's local and regional market; (ii) the location, construction quality, and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow; (iv) Supermarket and Other Anchor Tenants and other tenants gross sales per square foot measured against industry standards; (v) the potential for capital appreciation of the property; (vi) the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; (vii) the occupancy and demand by tenants for properties of a similar type in the market area; (viii) the potential to complete a strategic renovation, expansion, or re-tenanting of the property; (ix) the property's current expense structure and the potential to increase operating margins; (x) the ability of the Company to subsequently sell or refinance the property; and (xi) competition from comparable retail properties in the market area.

Acquisition of Underperforming Supermarket Centers. The Company intends to acquire Underperforming Supermarket Centers that meet the Company's turnaround criteria, which include having the potential to increase revenues and operating cash flows through renovation and re-tenanting. Underperforming Supermarket Centers are typically undercapitalized, poorly managed and/or poorly maintained and may require significant capital improvements. The Company also requires attractive location and market demographics, favorable purchase terms, and the willingness of Supermarket and Other Anchor Tenants to commit to lease space. The Company believes that its market knowledge, strong relationships with Supermarket and Other Anchor Tenants and its capabilities in renovation and redevelopment, are particularly integral to its ability to acquire and reposition Underperforming Supermarket Centers.

When evaluating such acquisitions, the Company considers factors similar to those applied in the acquisition of Performing Supermarket Centers, and will complete acquisitions only after the completion of a thorough due diligence process, including an in-depth study of the reasons for the centers failure to perform, the community demographics, the costs of renovation or redevelopment, and the willingness of acceptable Supermarket and Other Anchor Tenants and other tenants to commit to the site. The Company believes that its competitive advantage is enhanced by its ability to conduct an efficient due diligence investigation and its ability to commit to and fund acquisitions that are flexibly structured so as to meet the each sellers requirements with respect to receiving cash or tax deferred benefits. Furthermore, the Company's relationships with Supermarket and Other Anchor Tenants who are familiar with the Company's commitment to quality construction, maintenance and operations will aid it in obtaining pre-leasing expressions of interest before the Company's decision to acquire the property is made.

In addition, the acquisition of Underperforming Supermarket Centers frequently provides the Company with an opportunity to buy adjacent undeveloped land whose value is depressed by its proximity to the Underperforming Supermarket Center. The value of the undeveloped land can then be enhanced by the Company's rehabilitation program. In 2000, the Company did not acquire any Underperforming Supermarket Centers.

Development and Redevelopment of Supermarket Centers. Although the Company previously has concentrated on the acquisition of existing Supermarket Centers, the Company believes that, as a result of changing market conditions, development and redevelopment activities will provide significant growth opportunities in the future. The Company intends to develop and redevelop Supermarket Centers, whose successful completion will enable the Company to increase revenues and operating cash flows. In 2000, the Company's development and redevelopment activities included: (i) the 55,781 square foot addition to the Shops at Skylake, a previously developed Supermarket Center in North Miami Beach, Florida; (ii) the 69,726 square foot development of Forest Village Shopping Center, a new Supermarket Center in Tallahassee, Florida; (iii) the 10,795 square foot addition to Point Royale Shopping Center, a Supermarket Center in Miami, Florida; (iv) the 15,050 square foot addition to Lake Mary Shopping Center, a Supermarket Center in Lake Mary, Florida; and (v) the 8,700 square foot development of Losco Corners, a Supermarket Center anchored by a third-party owned Supermarket Anchor Tenant in Jacksonville, Florida.

In connection with its development and redevelopment of Supermarket Centers, the Company may purchase or acquire options on parcels of land that are likely to be subject to increased development in its target markets. As of December 31, 2000, the Company owned approximately 37.3 acres of land adjacent to certain of the Existing Properties, substantially all of which is intended for retail development, as well as the 4.05 acre Coral Way N.E. land parcel which the Company expects to develop as a drugstore-anchored center. The Company also has an option to purchase Coral Way S.E., an approximately 8.5 acre vacant land parcel (located across the street from Coral Way N.E). which has received site plan approval for the development of up to a 100,000 square foot Supermarket Center.

Increasing Revenues and Increasing Operating Margins. The Company will continue to seek to improve the financial performance of its portfolio by increasing revenues (through increased occupancy and/or rental rates), maintaining high tenant lease renewal rates, replacing certain existing tenants with more creditworthy tenants, and aggressively managing operating expenses. Most of the Company's lease agreements provide for percentage rents, indexed rent increases (based on CPI or other criteria) and/or fixed rent increases. The Company believes that substantially all of its properties are in desirable locations that are experiencing rising rents, low vacancy rates, and increased demand. This allows the Company to renew leases, or relet space under expired leases at favorable rents. In 2000, the Company renewed or replaced 72 expiring leases totaling 140,162 square feet at a weighted average rental rate of $11.00 per square foot, an average increase of 5.8% versus the prior weighted average rental rate, and leased 82 vacant spaces totaling 262,396 square feet at a weighted average rental rate of $12.03 per square foot.

Other Acquisitions. The Company may from time to time acquire or develop on a highly selective basis, other types of income-producing commercial properties which present superior opportunities for return on investment in markets in which the Company has significant expertise.

Business Combinations. The Company will consider and pursue business combinations with other publicly or privately held real estate companies whose assets and operating properties are consistent with those of the Company, if the Company believes such business combination is likely to increase the Company's revenues and operating cash flows. The Company has entered into a series of agreements with Centrefund Realty (U.S.) Corporation ("CEFUS"), a subsidiary of Centrefund Realty Corporation, a Canadian real estate corporation, whereby the Company has been providing CEFUS with a package of asset and property management services in return for certain fees. CEFUS and the Company have also agreed to explore the possibility of effecting a business combination of their respective operations. At the present time, negotiations are in progress, but no definitive agreement has been reached and one may not be reached. The majority shareholder of the Company, Gazit-Globe (1982) Ltd., is also the majority shareholder of Centrefund Realty Corporation.

ITEM 2. PROPERTIES

The Company maintains its principal executive and management office at 1696 N.E. Miami Gardens Drive; North Miami Beach, Florida in the Shops at Skylake.

At December 31, 2000, the Company's Existing Properties, consisted primarily of Supermarket Centers, and contained an aggregate of 3.2 million square feet of GLA. The Company believes that the location and quality of the Existing Properties will enable the Company to develop and retain an attractive and diverse tenant base. As of December 31, 2000, the Existing Properties (excluding Mandarin Mini-storage and Montclair Apartments) were 94.6% leased to a total of 607 tenants.

The following table provides a brief description of each of the Company's Existing Properties:
Property	Date Acquired	GLA (Sq. Ft.) at Dec. 31, 2000	Number of Tenants (1)	Net Operating Income for the Year Ended Dec. 31, 2000	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2000	Percent Leased at Dec. 31, 2000	Certain Tenants (2)
Supermarket and Drugstore Anchored Centers
North Florida
Atlantic Village Atlantic Beach	June 1995	100,559	25	$897,032	$9.81	95.0%	Publix, Jo-Ann Fabrics, Dollar Tree
Beauclerc Village Jacksonville	May 1998	67,927	12	$395,212	$6.47	95.4%	Big Lots, Walgreens*
Commonwealth Jacksonville	February 1994	81,467	16	$518,262	$8.16	96.4%	Winn-Dixie, Rent-A-Center, Pizza Hut
Forest Village Tallahassee	January 1999	69,726	16	$295,962	$9.83	88.5%	Publix, Video Warehouse, Waffle House
Fort Caroline Jacksonville	January 1994	74,546	13	$434,004	$7.14	92.7%	Winn-Dixie, Eckerd* (Bealls Outlet), McDonalds
Losco Corners Jacksonville	May 1999	8,700	7	$37,714	$18.96	63.2%	Winn-Dixie (3)
Mandarin Landing Jacksonville	December 1999	141,565	37	$903,726	$8.63	97.0%	Publix, Office Depot, Eckerd, Aqua Zoo
Monument Point Jacksonville	January 1997	75,128	15	$451,610	$6.44	100.0%	Winn-Dixie, Eckerd
Oak Hill Jacksonville	December 1995	78,492	19	$331,874	$6.31	81.9%	Publix, Walgreens* (Bonus Dollar)
Central Florida
Eustis Square Eustis	October 1993	126,791	28	$704,139	$6.67	93.1%	Publix, Walgreens* (Bealls Outlet), Bealls
Forest Edge Orlando	December 1996	68,631	12	$394,346	$6.97	100.0%	Winn-Dixie, Auto Zone, Rent-A-Center
Lake Mary Center Lake Mary	November 1995	303,500	61	$3,893,254 (4)	$11.04	85.4% (5)	Albertson's, Kmart, Bank of America, Chili's, Burger King (5)
Park Promenade Orlando	January 1999	125,818	28	$1,013,726	$9.11	100.0%	Publix, Orange County Library
Walden Woods Plant City	January 1999	74,336	10	$462,261	$6.57	100.0%	Winn-Dixie*, Walgreens
Florida West Coast
East Bay Plaza Largo	July 1993	85,426	23	$438,594	$7.56	81.5%	Albertson's (3), Scottys*, Hollywood Video, Boat US
Mariners Crossing Spring Hill	September 2000	85,507	15	$140,153	$7.89	100.0%	Kash 'n Karry, Movie Gallery, Dollar General
Shoppes of North Port North Port	December 2000	84,705	22	$58,983	$9.21	97.4%	Publix, Bealls Outlet
Summerlin Square Fort Myers	June 1998	109,156	27	$966,035	$10.23	94.1%	Winn-Dixie, Eckerd, West, Marine, Mobil, Perkins
South Florida
Bird Ludlum Miami	August 1994	192,282	49	$2,485,915	$13.52	98.1%	Winn-Dixie, Eckerd, Boat US, McDonalds, Bank of America, Blockbuster
Lantana Village Lantana	January 1998	173,110	26	$992,470	$6.29	97.9%	Winn-Dixie, Kmart, Burger King, Dennys
Pine Island Davie	August 1999	254,907	48	$2,117,501	$8.98	100.0%	Publix, Home Depot Expo, Rite Aid* (Bealls Outlet), Radio Shack, First Union
Plaza del Rey Miami	August 1991	50,146	21	$518,972	$12.56	96.4%	Navarro Pharmacy, Rent-A-Center, Discount Auto
Point Royale Miami	July 1995	209,863	28	$994,916	$6.27	98.6%	Winn-Dixie, Best Buy, Eckerd, Dollar Tree
Ridge Plaza Davie	August 1999	155,204	28	$1,078,975	$8.49	94.0%	AMC Theatre, Kabooms, Republic Security Bank, Uncle Funnys, Round Up
Shops at Skylake North Miami Beach	August 1997 (6)	150,702	38	$1,546,645	$14.56	96.4%	Publix, Radio Shack, First Union, Blockbuster, McDonalds
West Lakes Plaza Miami	November 1996	100,747	27	$945,654	$10.45	100.0%	Winn-Dixie, Navarro Pharmacy, Rent-A-Center, GNC
Total/Weighted Average Supermarket and Drugstore Anchored Centers		3,048,941	651	$23,017,935	$9.06	95.1%

Other Commercial Properties
Diana Building West Palm Beach	February 1995	18,707	5	$179,206	$14.14	100.0%	Dax Bar & Grill, Jester.com
Equity One Office Building Miami Beach	April 1992	28,780	11	$255,902	$16.29	75.7%	Gambro
Mandarin Mini-storage Jacksonville	May 1994	52,880	534	$186,831	N/A	91.6%	N/A
Montclair Apartments Miami Beach	August 1998	9,375	20	$66,916	N/A	100.0%	N/A
Restaurant Property Miami Beach	April 1998	10,000	1	$38,396	N/A	0.0%	N/A

Total/Weighted Average Other Commercial Properties		119,742	571	$727,251	$15.30	82.1%	(7)

Total/Weighted Average All Properties		3,168,683	1,222	$23,745,186	$9.15	94.6%	(7)

(1)	Number of Tenants includes both leased and vacant units.
(2)	Certain Tenants include Supermarket Anchor Tenants, Other Anchor Tenants and certain Non-anchor Tenants.
(3)	This tenant is on an adjacent or contiguous, separately owned parcel and does not pay rent or any expense recoveries to the Company.
(4)	Lake Mary's Net Operating Income includes $1.07 million of lease termination fees.
(5)	Does not include Sun Star Theatres, which commenced operations on January 28, 2001. Including their 35,712 square foot lease would increase Lake Mary's occupancy to 97.2%
(6)

Skylake Mall was originally acquired in August 1997. It has been completely redeveloped and renamed the Shops at Skylake. The 94,921 square foot phase one opened July 1999, and the 55,781 square foot phase two opened July 2000. An additional 24,000 square feet, not included above, is substantially complete and is leased to two tenants who are scheduled for occupancy in the second quarter of 2001.

(7)	Weighted average minimum rent per leased sq. ft. and weighted average percent leased have been calculated excluding Mandarin Mini-storage and Montclair Apartments.
*	Indicates a tenant who has closed their store and ceased to operate at the property, but continues to pay rent under the terms of its lease. The sub-tenant, if any, is shown in ( ).

The following table provides information regarding (1) developable land parcels owned by the Company adjacent to the Existing Properties, (2) land owned by the Company and held for redevelopment/development, and (3) land parcels which the Company has an option to acquire:
Property	Location	Acreage	Number of Parcels	Developable Square Feet	Current Zoning
Land Parcels Adjacent to Existing Properties
Adjacent to Commonwealth	Jacksonville, FL	0.50	1	6,000	Retail
Adjacent to Equity One Office Building	Miami-Beach, FL	0.80	3	70,000	Office
Adjacent to Forest Village	Tallahassee, FL	13.40	1	120,000	Retail
Adjacent to Fort Caroline	Jacksonville, FL	0.50	1	2,000	Retail
Adjacent to Lake Mary (1)	Lake Mary, FL	4.00	1	45,000	Retail
Adjacent to Lantana Village	Lantana, FL	1.25	2	8,000	Retail
Adjacent to Mandarin Landing	Jacksonville, FL	1.00	1	3,000	Retail
Adjacent to Shops at Skylake (2)	Jacksonville, FL	0.25	1	10,000	Retail
Adjacent to Oak Hill	North Miami Beach, FL	6.00	1	105,000	Retail
Adjacent to Summerlin Square	Fort Myers, FL	9.58	2	106,000	Retail
Total--Land Adjacent to Existing Properties		37.28	14	475,000
Redevelopment/Development Properties (3)
Coral Way N.E.	Miami-Dade, FL	4.05	1	30,000	Retail
Total--Redevelopment/ Development Properties		4.05		30,000
Option Properties
Coral Way S.E.	Miami-Dade, FL	8.50	1	100,000	Retail
Adjacent to Bird Ludlum	Miami, FL	6.20	1	25 units	Residential
Total--Redevelopment/ Development Properties		4.05		30,000
Total--Option Properties		14.70	2	100,000
Total		56.03	17	605,000

__________________________________________________________________________________
(1)	The 45,000 square foot addition is currently under development with an expected completion at year-end 2001.
(2)	Does not include the land attributable to a 24,000 square foot addition, which is substantially complete.
(3)	Does not include the ten-acre Pompano parcel. See "Recent Developments".

MAJOR TENANTS

The following table sets forth as of December 31, 2000, the leased GLA of the Existing Properties (excluding Mandarin Mini-storage and Montclair Apartments) leased to Supermarket Anchor Tenants, Other Anchor Tenants and Non-anchor Tenants:
	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Leased GLA (sq. ft.)	948,002	758,936	1,232,413	2,939,351
Percentage of Total Leased GLA	32.3%	25.8%	41.9%	100.0%

The following table sets forth as of December 31, 2000, the annual minimum rent of the Existing Properties (excluding Mandarin Mini-storage and Montclair Apartments) attributable to Supermarket Anchor Tenants, Other Anchor Tenants and Non-anchor Tenants:
	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Annual Minimum Rent ("AMR")	$6,433,256	$4,415,860	$16,042,656	$26,891,772
Percentage of Total AMR	23.9%	16.4%	59.7%	100.0%

The following table sets forth as of December 31, 2000, information regarding leases with the Company's ten largest tenants:
Tenant	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Winn-Dixie	10	450,919	14.5%	$ 2,844,985	10.6%	$ 6.31
Publix	9	385,629	12.4%	2,698,676	10.0%	7.00
Kmart	2	171,289	5.5%	814,754	3.0%	4.76
Albertson's	1	63,139	2.0%	568,251	2.1%	9.00
Eckerd	6	59,424	1.9%	480,886	1.8%	8.09
AMC Theatre	1	27,000	0.9%	378,000	1.4%	14.00
Best Buy	1	91,472	2.9%	365,888	1.4%	4.00
Walgreens	4	46,193	1.5%	361,082	1.3%	7.82
Home Depot Expo	1	86,156	2.8%	323,085	1.2%	3.75
Kash 'n Karry	1	48,315	1.6%	321,344	1.2%	6.65
Total/Average	36	1,429,536	46.0%	$ 9,156,951	34.0%	$ 6.41

LEASE EXPIRATIONS

The following table sets forth the anticipated expirations of the Company's tenant leases as of December 31, 2000 (excluding renewal options, Mandarin Mini-storage and Montclair Apartments) for each year from 2001 through 2010 and thereafter:

Year	Number of Leases (1)	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration (2)	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Month to Month	10	54,122	1.7%	$ 393,636	1.4%	$ 7.27
2001	113	248,148	8.0%	2,795,030	10.0%	11.26
2002	107	252,566	8.1%	2,777,236	10.0%	11.00
2003	124	248,256	8.0%	3,359,416	12.0%	13.53
2004	76	282,034	9.1%	2,889,045	10.4%	10.24
2005	86	328,982	10.6%	3,372,974	12.1%	10.25
2006	20	159,129	5.1%	1,313,462	4.7%	8.25
2007	15	204,939	6.6%	2,043,255	7.3%	9.97
2008	11	131,652	4.2%	1,258,667	4.5%	9.56
2009	6	68,870	2.2%	922,391	3.3%	13.39
2010	8	124,650	4.0%	797,384	2.9%	6.40
Thereafter	24	836,003	26.9%	5,986,961	21.5%	7.16
Sub-total/Average	600	2,939,351	94.6%	$ 27,909,457	100.0%	$ 9.50
Vacant	61	167,077	5.4%	0	0.0%	0.00

Total/Average	661	3,106,428	100.0%	$ 27,909,457	100.0%	$ 8.98

(1)

Includes 4 tenants who do not use any square feet but pay rent under various usage agreements. Excludes 7 tenants who do not use any square feet and do not pay rent, but make certain other payments (i.e. common area maintenance or real estate tax recoveries).

(2)	Includes the rent from 4 tenants who do not use any square feet but pay rent under various usage agreements.

Historically, the Company has not incurred substantial costs associated with tenant improvements relating to lease expirations or renewals. Additionally, because most leasing activities are performed in-house, the Company has not historically incurred substantial costs associated with leasing commissions. No assurance can be given that such expenses will not increase in the future.

ADDITIONAL INFORMATION CONCERNING THE EXISTING PROPERTIES

As of December 31, 2000, three of the Existing Properties, Bird Ludlum, Lake Mary, and the Shops at Skylake had either a book value equal to or greater than 10% of the Company's total assets, or gross revenues which accounted for more than 10% of the Company's aggregate gross revenues.

Bird Ludlum. Bird Ludlum is a 192,282 square foot Supermarket Center occupied by 49 tenants, located at the intersection of Bird Road and Ludlum Road approximately one mile east of the Palmetto Expressway, in Miami, Florida. A nearby traffic report on Bird Road was counted at 64,000 cars per day. Bird Ludlum is located in a densely populated trade area of Miami with a population of over 152,122 within a three-mile radius, and a median household income of $53,180 per year. This property includes five out-parcel buildings, and has attracted a full range of national and regional tenants including Winn-Dixie, Eckerd, Blockbuster, Radio Shack and Little Caesars. Outparcel buildings are occupied by Vision Works, McDonalds, Dairy Queen, Jiffy Lube and Bank of America.

In 1996, the Company purchased 7.4 acres of vacant land adjacent to Bird Ludlum for $1.1 million. During early 1997, the Company utilized approximately 1.2 acres of this land to build a parking lot for 150 automobiles. The remaining 6.2 acres of vacant land was transferred to a partnership controlled by affiliates of the Company, which granted the Company an option exercisable through May 2003 to acquire the land at a cost of $1.0 million.

Winn-Dixie, the only tenant that occupies more than 10% of the GLA at Bird Ludlum, occupies 44,400 square feet of GLA under a lease that expires December 31, 2007, with five five-year renewal options. The annual minimum rent payable by Winn-Dixie under this lease is $399,600. For the years ended June 30, 1998, 1999 and 2000 Winn-Dixie reported sales of $24.8 million $26.6 million and $26.2 million, respectively.

The following table sets forth a schedule of lease expirations and other information concerning leases at Bird Ludlum, assuming none of the tenants exercise renewal options:

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Month to Month	2	13,811	7.2%	$ 154,075	5.9%	$ 11.16
2001	12	21,094	11.0%	313,886	12.1%	14.88
2002	8	21,805	11.3%	304,659	11.7%	13.97
2003	12	37,106	19.3%	545,610	20.9%	14.70
2004	3	4,766	2.5%	74,841	2.9%	15.70
2005	2	4,500	2.3%	81,396	3.1%	18.09
2006	1	2,000	1.0%	27,012	1.0%	13.51
2007	4	63,952	33.3%	754,714	29.0%	11.80
2008	4	19,648	10.2%	349,363	13.4%	17.78
2009	0	0	0.0%	0	0.0%	0.00
2010	0	0	0.0%	0	0.0%	0.00
Thereafter	0	0	0.0%	0	0.0%	0.00
Sub-total/Average	48	188,682	98.1%	$ 2,605,556	100.0%	$13.81
Vacant	1	3,600	1.9%	0	0.0%	0.00
Total/Average	49	192,282	100.0%	$ 2,605,556	100.0%	$13.55

The average annual rental income per square foot of GLA at Bird Ludlum for the years ended December 31, 1998, 1999 and 2000 was $17.72, $17.30 and $18.04, respectively.

At the time of its acquisition by the Company, Bird Ludlum was 96.0% leased. For each of the years ended December 31, 1998, 1999 and 2000, the percentage of Bird Ludlum that was leased was 97.2%, 97.2% and 98.1%, respectively.

Lake Mary. Lake Mary is a 303,500 square foot Supermarket Center situated on a 47 acre parcel located at the southeast corner of Lake Mary Boulevard and Lake Emma Road in Lake Mary, Florida, in the Orlando metropolitan area. The shopping center is located in an area with a population of 55,685 people within a three-mile radius and a median household income of $47,140 per year. Lake Mary was originally constructed during 1987 and 1988 and was partially renovated in 1990. In July 2000, the Company completed a 15,050 square foot addition to the property. The Company expects to begin construction shortly on a 45,000 square foot addition on 4.0 acres of vacant land at an estimated cost of $3.0 million with completion scheduled for early 2002. Lake Mary has 61 tenants, and has attracted a full range of national and regional tenants including Kmart, Albertson's, Sun Star Theatres, Chili's, Burger King, Einstein Bros. Bagels, Carvel Ice Cream, Radio Shack and H&R Block.

Three tenants, Kmart, Albertson's and Sun Star Theatres (as of January 28, 2001), each occupy in excess of 10% of the GLA at Lake Mary. Kmart occupies 86,479 square feet of GLA under a lease that expires August 31, 2013. The annual minimum rent is $497,254. For the years ended August 31, 1998, 1999 and 2000, Kmart reported sales of $11.9 million, $13.7 million and $14.2 million, respectively. Albertson's occupies 63,139 square feet of GLA under a lease that expires June 30, 2012, with four five-year renewal options. The annual minimum rent under the Albertson's lease is $568,251, increasing to $599,820 in June 2002 and $631,390 in June 2007. For the years ended May 31, 1998, 1999 and 2000, Albertson's reported sales of $29.5 million, $33.3 million and $33.3 million, respectively. On January 28, 2001, Sun Star Theatres occupied 35,712 square feet under a lease that expires February 28, 2006, with two five-year renewal options. Sun Star Theatres space was previously occupied by General Cinema, which filed for bankruptcy protection and terminated its lease in the fourth quarter of 2000, in connection with which General Cinema paid the Company $1.53 million in termination fees.

The following table sets forth a schedule of lease expirations and other information concerning leases at Lake Mary, assuming none of the tenants exercise renewal options:

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Month to Month	0	0	0.0%	$ 0	0.0%	$ 0.00
2001	13	24,834	8.2%	357,378	12.0%	14.39
2002	14	29,556	9.7%	449,576	15.1%	15.21
2003	12	15,832	5.2%	251,035	8.4%	15.86
2004	2	2,750	0.9%	35,817	1.2%	13.02
2005	6	16,640	5.5%	294,125	9.9%	17.68
2006	2	4,700	1.5%	82,256	2.8%	17.50
2007	2	5,309	1.8%	170,162	5.7%	32.05
2008	1	3,900	1.3%	118,536	4.0%	30.39
2009	0	0	0.0%	0	0.0%	0.00
2010	1	5,999	2.0%	90,000	3.0%	15.00
Thereafter	2	149,618	49.3%	1,128,644	37.9%	7.54
Sub-total/Average	55	259,138	85.4%	$ 2,977,529	100.0%	$11.49
Vacant	6	44,362	14.6%	0	0.0%	0.00
Total/Average	61	303,500	100.0%	$ 2,977,529	100.0%	$ 9.81

The average rental income per square foot of GLA at Lake Mary for the years ended December 31, 1998, 1999 and 2000 was $13.19, $13.25 and $16.25, respectively. The 2000 figure includes $1.07 million of lease termination fees.

At the time of its acquisition, Lake Mary was 97.0% leased. For the years ended December 31, 1998, 1999 and 2000, the percentage of Lake Mary that was leased was 99.4%, 99.2% and 85.4%, respectively. With the signing of the Sun Star Theatre lease on January 28, 2001, Lake Mary's occupancy increased to 97.2%.

Shops at Skylake. The Shops at Skylake is a 150,702 square foot Supermarket Center occupied by 38 tenants. The property is located on Miami Gardens Drive just east of Interstate 95 in North Miami Beach, Miami-Dade County, Florida. The traffic count on Miami Gardens Drive, just east of the center, averages approximately 37,500 vehicles per day. The center is located in an area with a population of over 158,695 people within a three-mile radius having a median household income of $43,064 per year. The 94,921 square foot phase one of this complete redevelopment project opened in July 1999 with a 51,420 square foot Publix supermarket. The 55,781 square foot phase two opened in July 2000 and an additional 24,000 square feet (not included is the 150,702 square foot total) is substantially complete and scheduled for occupancy in the second quarter of 2001. The out parcel buildings are occupied by Blockbuster, Radio Shack, McDonalds, First Union, Skylake Family Medical Center and a Citgo gas station. In addition to the completed improvements, there are approximately 6.0 acres of developable land which can accommodate the construction of an additional 105,000 square feet of space at an estimated cost of $7.3 million.

One tenant, Publix, occupies in excess of 10% of the GLA at the Shops at Skylake. Publix opened in July 1999 and occupies 51,420 square feet. The Publix lease expires July 31, 2019 and has six five-year renewal options. The annual minimum rent under the Publix lease is $642,750. For the years ended December 31, 1999 and 2000, Publix reported sales of $16.9 million and $38.9 million, respectively.

The following table sets forth a schedule of lease expirations and other information concerning leases at the Shops at Skylake, assuming none of the tenants exercise renewal options:

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Month to Month	0	0	0.0%	$0	0.0%	$0.00
2001	0	0	0.0%	0	0.0%	0.00
2002	1	1,600	1.0%	29,866	1.3%	18.67
2003	9	20,300	13.5%	303,947	13.7%	14.97
2004	10	21,025	14.0%	350,301	15.7%	16.66
2005	10	36,381	24.1%	568,154	25.5%	15.62
2006	1	4,800	3.2%	98,400	4.4%	20.50
2007	0	0	0.0%	0	0.0%	0.00
2008	0	0	0.0%	0	0.0%	0.00
2009	0	0	0.0%	0	0.0%	0.00
2010	0	0	0.0%	0	0.0%	0.00
Thereafter	4	61,246	40.6%	876,806	39.4%	14.32
Sub-total/Average	35	145,352	96.4%	$2,227,474	100.0%	$15.32
Vacant	3	5,350	3.6%	0	0.0%	0.00
Total/Average	38	150,702	100.0%	$2,227,474	100.0%	$14.78

The average rental income per square foot of GLA at the Shops at Skylake for the years ended December 31, 1999 and 2000 was $7.29 (using 94,921 square feet) and $14.17 (using 150,702 square feet), respectively.

The Shops at Skylake was 100.0% leased at the completion of phase one in July 1999, and 93.0% leased upon the completion of phase two in July 2000. For the years ended December 31, 1999 and 2000, the percentage of the Shops at Skylake that was leased was 97.0% and 96.4%, respectively.

Additional information is presented below about each of the Company's other Existing Properties and the other property acquired subsequent to December 31, 2000:

Atlantic Village. Atlantic Village is a 100,559 square foot Supermarket Center occupied by 25 tenants located in Atlantic Beach, Florida (in the Jacksonville metropolitan area). Atlantic Village is situated on 14.0 acres and is anchored by Publix. For the year ended December 31, 2000, Publix reported sales of $24.9 million.

Beauclerc Village. Beauclerc Village is a 67,927 square foot drugstore anchored shopping center occupied by 12 tenants located in Jacksonville, Florida. Beauclerc Village is situated on 6.0 acres and is anchored by Big Lots. For the year ended December 31, 2000, Walgreens reported sales of $224,987. Walgreens closed their store in February 2000, but continues to pay rent under the terms of its lease which expires June 30, 2001.

Commonwealth. Commonwealth is an 81,467 square foot Supermarket Center occupied by 16 tenants located in Jacksonville, Florida. Commonwealth is situated on 12.8 acres and is anchored by Winn-Dixie. For the year ended June 30, 2000, Winn-Dixie reported sales of $13.4 million.

Diana Building. The Diana building is an 18,707 square foot mixed-use (office/retail) property occupied by 5 tenants located in West Palm Beach, Florida. This property was purchased in 1995 and has been completely redeveloped by the Company.

East Bay. East Bay is an 85,426 square foot Supermarket Center occupied by 23 tenants located in Largo, Florida (in the Tampa metropolitan area). East Bay is situated on 10.3 acres and is anchored by Albertson's and Hollywood Video. The Albertson's store is located on property contiguous to the Company's property, and is not owned by the Company.

Equity One Office Building. The Equity One Office Building is a 28,780 square foot mixed-use (office/retail) property occupied by 11 tenants located in Miami Beach, Florida. The property is comprised of four parcels, which in the aggregate total 1.2 acres. Purchased in 1992, this property was substantially redeveloped by the Company. The property is adjacent to the Miami Beach City Hall and proximate to the Miami Beach Convention Center. The Company exercised an option to purchase 0.5 acres of land adjacent to the Equity One Office Building (included above) and purchased the Montclair Apartment property across the street to complete the land assemblage for future redevelopment.

Eustis Square. Eustis Square is a 126,791 square foot Supermarket Center occupied by 28 tenants located in Eustis, Florida. Eustis Square is situated on 13.5 acres and is anchored by Publix, Bealls Department Store and Bealls Outlet (under a sublet from a closed Walgreens). For the year ended December 31, 2000, Publix reported sales of $11.1 million.

Forest Edge. Forest Edge is a 68,631 square foot Supermarket Center occupied by 12 tenants located in Orlando, Florida. Forest Edge is situated on 8.2 acres and is anchored by Winn-Dixie and AutoZone. For the year ended June 30, 2000, Winn-Dixie reported sales of $10.0 million.

Forest Village. Forest Village is a 69,726 square foot Supermarket Center occupied by 16 tenants located in Tallahassee, Florida. Forest Village is situated on 28.85 acres and is anchored by Publix and Video Warehouse. For the year ended December 31, 2000 (comprising six months of operations) Publix reported sales of $11.3 million. The property includes 13.4 acres of vacant land which can accommodate up to 100,000 square feet of additional retail space at an estimated cost of $7.0 million.

Fort Caroline. Fort Caroline is a 74,546 square foot Supermarket Center occupied by 13 tenants located in Jacksonville, Florida. Fort Caroline is situated on 9.6 acres and is anchored by Winn-Dixie and Bealls Outlet (under a sublet from a closed Eckerd). For the year ended June 30, 2000, Winn-Dixie reported sales of $12.4 million.

Lantana Village. Lantana Village is a 173,110 square foot Supermarket Center occupied by 26 tenants located in Lantana, Florida. Lantana Village is situated on 8.5 acres and is anchored by Kmart and Winn-Dixie. For the year ended June 30, 2000, Winn-Dixie reported sales of $14.9 million.

Losco Corners. Losco Corners was completed in 2000. Losco Corners is an 8,700 square foot retail center adjacent to a previously standing, third-party owned Winn Dixie located in Jacksonville, Florida. Losco Corners is situated on 0.6 acres and is occupied by 7 tenants.

Mandarin Landing. Mandarin Landing is a 141,565 square foot Supermarket Center occupied by 37 tenants located in Jacksonville, Florida. Mandarin Landing is situated on 17.1 acres and is anchored by Publix, Office Depot and Eckerd. For the year ended December 31, 2000, Publix reported sales of $14.5 million.

Mandarin Mini-Storage. Mandarin Mini-storage is a 52,880 square foot mini-storage facility containing 534 storage rental bays located in Jacksonville, Florida. The property is situated on 2.8 acres directly behind the Mandarin Landing Supermarket Center.

Mariners Crossing. Mariners Crossing Shopping Center was acquired in September of 2000. Mariners Crossing is an 85,507 square foot Supermarket Center occupied by 15 tenants located in Spring Hill, in Hernando County, Florida. Mariners Crossing is situated on 10.8 acres and is anchored by Kash 'n Karry. Contemporaneous with the Company's acquisition of the property, Kash 'n Karry completed an expansion of its supermarket from 29,000 to 48,315 square feet in connection with which it signed a new twenty-year lease. For the year ended December 31, 2000, Kash 'n Karry reported sales of $8.8 million.

 Montclair Apartments. Montclair Apartments is a twenty-unit apartment complex located in Miami Beach, Florida across the street from the Equity One Office Building that is part of an assemblage of land being held for the redevelopment of a new office tower and parking garage.

Monument Pointe. Monument Pointe is a 75,128 square foot Supermarket Center occupied by 15 tenants located in Jacksonville, Florida. Monument Pointe is situated on 7.3 acres and is anchored by Winn-Dixie and Eckerd. For the year ended June 30, 2000, Winn-Dixie reported sales of $15.5 million.

Oak Hill. Oak Hill is a 78,492 square foot Supermarket Center occupied by 19 tenants located in Jacksonville, Florida. Oak Hill is situated on 11.7 acres and is anchored by Publix and Bonus Dollar (under a sublet from a closed Walgreens). For the year ended December 31, 2000, Publix reported sales of $14.4 million.

Park Promenade. Park Promenade is a 125,818 square foot Supermarket Center occupied by 28 tenants located in Orlando, Florida. Park Promenade is situated on 12.0 acres and is anchored by Publix, Kmart and the Orange County Library. For year ended December 31, 2000, Publix reported sales of $18.9 million. The Kmart store is located on property contiguous to the Company's property, and is not owned by the Company.

Pine Island. Pine Island Plaza is a 254,907 square foot Supermarket Center occupied by 48 tenants located in Davie, Florida. Pine Island is situated on 24.5 acres and is anchored by Publix, Home Depot Expo and Bealls Outlet (under sublet from a closed Rite Aid). For the year ended December 31, 2000 Publix reported sales of $34.1 million.

Plaza Del Rey. Plaza Del Rey is a 50,146 square foot shopping center occupied by 21 tenants located in Miami-Dade County, Florida. Plaza Del Rey is situated on 4.6 acres and is anchored by Navarro's drug store. For the year ended December 31, 2000, Navarro's reported sales of $10.7 million.

Pointe Royale. Pointe Royale is a 209,863 square foot Supermarket Center occupied by 28 tenants located in Cutler Ridge, Miami-Dade County, Florida. Pointe Royale is situated on 14.5 acres and is anchored by Best Buy and Winn-Dixie. For the year ended June 30, 2000, Winn-Dixie reported sales of $15.1 million. In July 2000, the Company completed the redevelopment of a vacant office building situated on the property into an additional 10,795 square feet of retail space included in the total above.

Pompano. Pompano was acquired on January 31, 2001. Pompano is a vacant 75,000 square foot former Mervyns department store on a parcel of land totaling 10 acres, located adjacent to the Pompano Fashion Mall in Pompano Beach, Florida. The Company has entered into an agreement with Lowe's for a 10-year ground lease of the property, subject to Lowe's right to terminate the ground lease prior to April 1, 2001. In conjunction with the lease agreement, the Company has granted Lowe's an option to purchase the property, which may be exercised any time between November 1, 2002 and February 1, 2003.

Restaurant Property. The restaurant property is a vacant 10,000 square foot building situated on 2.1 acres located in Miami Beach, Florida.

Ridge Plaza. Ridge Plaza is a 155,204 square foot entertainment-oriented shopping center adjacent to Pine Island Plaza occupied by 28 tenants located in Davie, Florida. Ridge Plaza is situated on 16.3 acres and is anchored by AMC Theatre and Kabooms. For the year ended June 30, 2000, AMC Theatre reported sales of $1.05 million.

Shoppes of North Port. The Shoppes of North Port was acquired in December of 2000. North Port is an 84,705 square foot Supermarket Center occupied by 22 tenants and is located in North Port, Sarasota County, Florida. North Port is situated on 10.2 acres and is anchored by Publix and Bealls Outlet. For the year ended December 31, 2000 Publix reported sales of $24.9 million.

Summerlin Square. Summerlin Square is a 109,156 square foot Supermarket Center occupied by 27 tenants located in Fort Myers, Florida. Summerlin Square is situated on 13.0 acres and is anchored by Winn-Dixie and Eckerd. For the year ended June 30, 2000, Winn-Dixie reported sales of $12.0 million.

Walden Woods. Walden Woods is a 74,336 square foot Supermarket Center occupied by 10 tenants located in Plant City, Florida. Walden Woods is situated on 6.0 acres and is anchored by Winn-Dixie and Walgreens. For the year ended December 31, 2000, Winn-Dixie reported sales of $6.6 million. Winn Dixie closed their store in June 2000, but continues to pay rent under the terms of its lease which expires November 30, 2008.

West Lakes. West Lakes is a 100,747 square foot Supermarket Center occupied by 27 tenants located in Kendall Lakes, Miami-Dade County, Florida. West Lakes is situated on 8.8 acres and is anchored by Winn-Dixie and Navarro Pharmacy. For the year ended June 30, 2000, Winn-Dixie reported sales of $12.8 million.

PROPERTY MANAGEMENT, LEASING AND RELATED SERVICE BUSINESS

The Company's property management, leasing activities and operating and administrative functions including construction, data processing, finance and accounting are administered or coordinated by Company personnel. On-site functions such as maintenance, landscaping, sweeping, plumbing and electrical are subcontracted at each location, with the cost of these functions passed on to the tenants to the extent permitted by the underlying leases. Personnel from the Company's corporate headquarters conduct regular inspections of each property and maintain frequent contact with major tenants.

The Company maintains an active leasing and maintenance program that, combined with the quality and locations of the properties, has made the Existing Properties attractive to tenants. The Company intends to continue to hold the Existing Properties for long-term investment and, accordingly, places a strong emphasis on quality construction and an on-going program of regular maintenance. The Existing Properties have been designed to require minimal ongoing capital expenditures.

The Company's management information systems provide operating data necessary to make informed business decisions on a timely basis. These systems allow instant access to vacancies, lease data, tenants sales history, cash flow budgets and forecasts to enable the Company to maximize cash flow from operations and closely monitor corporate expenses.

In addition to managing the Existing Properties, the Company provides management and leasing services to certain properties that are owned by third parties. These services are provided pursuant to contracts that are of varying lengths of time and which generally provide for management fees of up to 5.0% of monthly base rent property receipts, leasing commissions of $1 to $3 per square foot and various other fees. The management contracts are typically cancelable upon 30 days notice or upon the occurrence of certain events, including the sale of the property. During the years ended December 31, 1998, 1999 and 2000, the Company earned management fees of $144,196, $263,205, and $635,430, respectively, in connection with its management of third-party owned properties.

COMPETITION

There are numerous commercial developers, real estate companies, including REITs such as Regency Realty Corporation, Weingarten Realty Investors and IRT Property Company, and other owners of real estate in the areas in which the Company's properties are located that compete with the Company in seeking land for development, properties for acquisition, financing and tenants. Many of such competitors have substantially greater resources than the Company. All of the Company's Existing Properties are located in developed areas that include other Supermarket Centers and other retail properties. The number of retail properties in a particular area could materially adversely affect the Company's ability to lease vacant space and maintain the rents charged at the Existing Properties.

REGULATIONS AND INSURANCE

Regulations. Retail properties are subject to various laws, ordinances and regulations. The Company believes that each of the Existing Properties maintains all required material operating permits and approvals.

Insurance. Under their leases, the Company's tenants are generally responsible for providing adequate insurance on the property they lease. The Company believes that its properties are covered by adequate fire, flood and property insurance, all provided by reputable companies. However, certain of the Company's properties are not covered by disaster insurance with respect to certain hazards (such as hurricanes) for which coverage is not available or available only at rates which, in the opinion of the Company, are not economically justifiable.

ENVIRONMENTAL MATTERS

Under various federal, state and local laws, ordinances and regulations, including, without limitation, CERCLA, Chapter 403 of the Florida Statutes, the Florida Dry Cleaning Contamination Clean-Up Act and the Miami-Dade County (Florida) Pollution Protection Ordinance, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. Many such laws, including CERCLA, typically impose such liability without regard for whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances and the liability under such laws has been interpreted to be joint and several unless divisible with a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owners ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner of a contaminated site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such site. In connection with the (direct or indirect) ownership, operation, management and development of real properties, the Company is generally considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

Certain federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACM's") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACM's and may permit third parties to seek recovery from owners or operators of such properties for personal injury associated with ACM's. Some of the environmental site assessments conducted at the Existing Properties to date indicate that a number of the Existing Properties contain ACM's. The Company is not aware, however, of any ACM's at the properties that are friable or in otherwise poor condition.

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

A limited monitoring program with respect to groundwater testing has been implemented at Plaza Del Rey based on questions raised by environmental studies conducted at the time of purchase. Groundwater impacts have also been detected at Atlantic Village, which is located in an area where a former municipal landfill was operated. Buried refuse consistent with known landfill parameters has been identified by the Company's consultants on the Atlantic Village site. While the Company does not regard these sites as significant environmental risks, if a material environmental condition does in fact exist (or exists in the future) at these or other properties, it could have a significant adverse impact upon the Company's financial condition, results of operations, liquidity and FFO. No assurance can be given that the environmental studies that were performed at the properties would disclose all environmental liabilities thereon, that any prior owner thereof did not create a material environmental condition not known to the Company or that a material environmental condition does not otherwise exist as to any of the properties.

As noted, tenants at the shopping centers include plant-on-premises dry cleaners. As a result of prior environmental site assessments, low levels of perchloroethylene have been detected in soils at the Company's Commonwealth, Fort Caroline and Eustis Square properties. The Company understands that the owners of these cleaners are applying to participate in the state-funded dry cleaners program. In connection with the Company's acquisition of Skylake, a Phase two Environmental Site Assessment dated July 15, 1997 has revealed the existence of perchloroethylene at levels above regulatory limits caused by a dry cleaning business operated on the premises. The Company has learned that the site is included in the Florida Dry Cleaners State Program, and as a condition to the Company's purchase of the property, the seller agreed to pay all remediation costs, which environmental consultants have estimated to be approximately $250,000. The seller placed $500,000 into an escrow account at closing to pay for the remediation costs. Based on the remediation cost estimates, guarantees by the seller to pay for the clean-up and the establishment of the escrow account, the Company has concluded that Skylake does not pose a material environmental liability.

EMPLOYEES

At December 31, 2000, the Company had 45 full-time employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be good.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Company's properties are subject to any material litigation. Furthermore, to the Company's knowledge, except as described above with respect to environmental matters, there is no litigation threatened against the Company or any of its properties, other than routine litigation and administrative proceedings arising in the ordinary course of business, which collectively are not expected to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED MATTERS

The Company's Common Stock began trading on the New York Stock Exchange ("NYSE") on May 18, 1998, under the symbol "EQY". On February 7, 2001, the Company had 200 stockholders of record representing 1,692 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the distributions declared by the Company:
High	Low	Distributions Declared
First Quarter, 1999	$ 9.6875	$8.6250	$ 0.25
Second Quarter, 1999	11.0000	8.5625	0.25
Third Quarter, 1999	12.1250	9.7500	0.26
Fourth Quarter, 1999	10.6250	9.5000	0.26

First Quarter, 2000	10.7500	9.1875	0.26
Second Quarter, 2000	10.0000	9.0000	0.26
Third Quarter, 2000	10.6875	9.5000	0.26
Fourth Quarter, 2000	10.6250	9.3750	0.32

Dividends paid during 2000 and 1999 totaled $13.2 million and $11.2 million, respectively. Included in the $0.32 distribution for the fourth quarter of 2000 was a special distribution of $0.06 attributable to the $1.53 million termination fee received by the Company on account of General Cinema's termination of its lease at Lake Mary. Future declaration of dividends will be made by the Company at the discretion of the Board of Directors and will depend upon the earnings of the Company, its financial condition and such other factors as the Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is currently required to make distributions to holders of its shares in an amount at least equal to 90% of the Company's "real estate investment trust taxable income," as defined in Section 857 of the Code.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (DOLLARS IN THOUSANDS,
EXCEPT PER SHARE DATA)

The summary consolidated financial data and balance sheet data set forth below have been derived from the consolidated financial statements of the Company, including the consolidated financial statements for the years ended December 31, 1998, 1999 and 2000 contained elsewhere herein. The consolidated financial statements as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been audited by Deloitte & Touche LLP, independent auditors. The data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Year Ended December 31,
	2000	1999	1998	1997	1996
Statement of Operations Data:
Total revenues	$34,442	$30,977	$25,626	$20,545	$16,714

Operating expenses	9,184	7,082	5,965	5,245	4,370
Depreciation and amortization	4,217	3,502	2,881	2,392	2,067
Interest expense	7,411	5,086	5,014	5,681	5,380
Put option expense	--	--	1,320	--	--
General and administrative expense	2,361	1,622	1,381	1,029	977
Minority interest in earnings of consolidated subsidiary	--	96	--	--	--
Total expenses	23,173	17,388	16,561	14,347	12,794

Net income	$11,269	$13,589	$9,065	$6,198	$3,920

Basic earnings per share (1)	$0.97	$1.26	$1.01	$0.96	$0.79
Diluted earnings per share (1)	$0.95	$1.26	$1.00	$0.87	$0.69

Balance Sheet Data:
Total rental properties, before accumulated depreciation	$243,062	$216,588	$148,087	$126,441	$106,706
Total assets	239,042	212,497	152,955	126,903	111,822
Mortgage notes payable	121,675	97,752	67,145	71,004	66,831
Total liabilities	134,788	121,068	71,737	73,323	68,727
Shareholders equity	104,254	91,429	81,218	53,580	43,095
Other Data:
EBITDA to interest coverage ratio (2)	3.1	3.6	3.1	2.5	2.1
Funds from operations (3)	$15,542	$13,578	$10,580	$8,220	$6,136
Cash flows from:
Operating activities	13,611	20,169	3,697	8,843	6,680
Investing activities	(19,201)	(62,239)	(23,824)	(6,173)	(18,277)
Financing activities	5,485	40,903	19,123	(2,023)	12,778

GLA (thousand square feet) (at end of period)	3,169	2,836	2,078	2,004	1,807
Occupancy (at end of period)	95%	95%	95%	93%	91%
(1)	Calculated in accordance with SFAS No. 128.
(2)

EBITDA to interest coverage ratio is the ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense including the amortization of deferred financing costs. The 1999 ratio excludes a $3,814 gain on the sale of real estate from EBITDA, while the 1998 calculation excludes a $2,632 gain on the sale of real estate and the $1,320 put option expense from EBITDA.

(3)

The Company defines funds from operations ("FFO") consistent with the NAREIT definition as net income before gains (losses) on the sale of real estate, extraordinary items and minority interest, plus real estate depreciation and amortization of capitalized leasing costs. Management believes that FFO should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principals ("GAAP") as a measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of funds available to fund the Company's cash needs. FFO is derived from historical net income as follows:

Year Ended December 31,
2000	1999*	1998*	1997*	1996*
Net income	$ 11,269	$ 13,589	$ 9,065	$ 6,198	$ 3,920
Real estate depreciation and amortization	4,253	3,483	2,845	2,378	2,037
Minority interest	--	96	--	--	--
Interest on convertible partnership units	20	--	--	--	--
Gain on sale of real estate	--	(3,814)	(2,632)	--	--
Non-recurring extraordinary items	--	--	1,320	--	--
FFO	$15,542	$13,354	$10,598	$ 8,576	$ 5,957
Diluted FFO per share	$ 1.31	$ 1.23	$ 1.17	$ 1.21	$ 1.05

___________________________________________________________
* Restated to conform with NAREITs current FFO definition.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's consolidated financial statements and the notes thereto, appearing elsewhere herein.

Certain statements made herein may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For additional information, see "Forward-Looking Statements", below.

The Company receives income primarily from rental revenue (including expense recoveries from tenants) from the Existing Properties. As a result of the Company's acquisition and redevelopment programs, the financial data shows increases in total revenue from year to year, largely attributable to the acquisitions of properties placed into operation during the year, and the benefit of a full period of rental and other revenues for properties acquired or placed into operation in the current or preceding year.

The following table sets forth for the years ended December 31, 2000, 1999 and 1998, respectively, information regarding the nature and composition of the Company's revenues and expenses expressed as a percentage of the Company's total revenues which are set forth in the consolidated financial statements included elsewhere herein. For purposes of the following table, "Aggregate minimum rental revenue" is the fixed base rental amount in effect throughout the relevant periods. "Percentage rent" represents additional rent paid by tenants based upon the achievement of certain specified levels of gross sales. "Recoveries from tenants" are the tenants share of real estate taxes, insurance and common area maintenance expenses. The information set forth below presents an analysis of certain trends relating to the components of the Company's revenues and expenses:

Year Ended December 31,
2000	1999	1998
Aggregate minimum rental revenue	77.85%	68.01%	68.25%
Percentage rent	0.92	0.55	0.45
Expense recoveries from tenants	18.27	16.56	16.97
Gain on sale of real estate	--	12.31	10.27
Other income	2.96	2.57	4.06
Total Revenues	100.00%	100.00%	100.00%
Operating expenses	26.67%	22.86%	23.28%
Depreciation and amortization	12.24	11.30	11.24
Interest	21.52	16.42	19.57
General and administrative expenses	6.85	5.24	5.39
Put option expense	--	--	5.15
Minority interest in earnings of consolidated subsidiary	--	0.31	--
Total costs and expenses	67.28%	56.13%	64.63%
Net income	32.72%	43.87%	35.37%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Total revenues increased by approximately $3.4 million, or 11.2%, to $34.4 million in 2000 from $31.0 million in 1999. This increase was primarily the result of new revenues generated from the full year operation of four properties that were acquired in 1999, which increased revenues by approximately $4.5 million and from current year acquisitions of Mariners Crossing (September 2000) and Shoppes of North Port (December 2000) and the completion of two development projects, phase one of Forest Village (April 2000) and phase two of the Shops at Skylake (July 2000) which increased revenues by approximately $1.7 million. Additional sources of increased revenue were a $1.1 million termination fee at Lake Mary, an increase in third party management fees of $372,000, an increase in investment income of $42,000 and the remaining increase relating to the Company's existing properties of $783,000. The revenue increase was offset by the loss of $1.2 million in rental revenue relating to the sale of Four Corners (December 1999) and the $3.8 million gain from the sale of Four Corners reported in 1999.

Operating expenses increased by approximately $2.1 million, or 29.7% to $9.2 million in 2000 from $7.1 million in 1999. The 2000 acquisitions and completion of development projects discussed above resulted in operating expenses increasing by approximately $371,000, and the 1999 acquisitions discussed above resulted in a $1.7 million increase in operating expenses which was offset by a reduction of $290,000 of operating expenses relating to the sale of Four Corners. The remaining increase in operating expenses is attributable to the existing properties.

Depreciation and amortization increased by approximately $715,000 or 20.4%, to $4.2 million in 2000 from $3.5 million in 1999 primarily as a result of an increase in depreciable assets resulting from the Company's acquisitions and completion of development projects discussed above.

Interest expense increased by approximately $2.3 million, or 45.7%, to $7.4 million in 2000 from $5.1 million in 1999. The increase was primarily due to the following factors: (i) mortgage interest increased by approximately $2.1 million primarily due to a net increase in mortgage loans during 2000 of $23.9 million relating to the acquisition of new properties, the completion of phase one and phase two of the Shops at Skylake, and the September 1999 assumption of the Pine Island mortgage of $26.3 million offset by mortgage amortization and certain mortgage repayments, (ii) an increase in interest payable with respect to the Company's line of credit of approximately $598,000, and (iii) an increase of $373,000 to a total of approximately $2.2 million in capitalized interest attributable to development projects which reduced interest expense.

General and administrative expenses increased by approximately $739,000, or 45.6%, to $2.4 million in 2000 from $1.6 million in 1999. The increase was primarily the result of managing the Company's growth, as compensation costs increased by $748,000, director fees increased by $78,000 and all other general administrative costs increased by $52,000, while professional fees declined by $139,000. During 2000, direct costs (primarily payroll) of the development department totaling $896,000 were capitalized, compared to $431,000 for the same period in 1999.

As a result of the foregoing, net income decreased by $2.3 million, or 17.1%, to $11.3 million in 2000 from $13.6 million in 1999, and FFO increased by $2.0 million, or 14.5%, to $15.5 million in 2000 from $13.6 million in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Total revenues increased by approximately $5.4 million, or 20.9%, to $31.0 million in 1999 from $25.6 million in 1998. This increase was primarily the result of new revenues generated from acquisitions, a development property completed and generating revenues and the gain on the sale of one of the Company's properties. During 1999, the Company acquired the following properties: Walden Woods (January 1999), Park Promenade (January 1999), Kmart lease at Lantana Village (April 1999), Pine Island Plaza (August 1999), Ridge Plaza (August 1999) and Mandarin Landing (December 1999). These acquisitions contributed to the Company's increased revenues by approximately $3.8 million. During 1998, the Company acquired the following properties that resulted in a net increase in 1999 revenues of approximately $828,000: Summerlin Square (May 1998), a restaurant property (May 1998), Beauclerc Village (June 1998) and Montclair Apartments (August 1998). The completion of phase one at the Shops at Skylake in July 1999 contributed approximately $532,000 to the increase in revenues. Finally, the gain on the December 1999 sale of Four Corners Shopping Center of approximately $3.8 million exceeded the 1998 gain on the sale of Parker Towne Center by approximately $1.2 million, but Parker Towne Center provided approximately $782,000 of rental revenue in 1998 that was not provided in 1999 resulting in a net increase of approximately $400,000.

Operating expenses increased by approximately $1.1 million, or 18.7%, to $7.1 million in 1999 from $6.0 million in 1998. This increase was primarily the result of new operating expenses generated from acquisitions and a development property completed and generating operating expenses. The 1999 acquisitions discussed above resulted in operating expenses increasing by approximately $1.0 million, and the 1998 acquisitions discussed above resulted in a $182,000 increase in operating expenses which was offset by a reduction of approximately $159,000 of operating expense relating to the sale of Parker Towne Center. The remaining increase can be attributed to an increase in the operating expenses of the Company's management subsidiary and a small decrease in the operating expenses of existing properties.

Depreciation and amortization increased by approximately $621,000, or 21.6%, to $3.5 million in 1999 from $2.9 million in 1998 primarily as a result of an increase in depreciable assets resulting from the Company's acquisitions discussed above.

Interest expense increased by approximately $72,000, or 1.4%, to $5.1 million in 1999 from $5.0 million in 1998. The increase was primarily due to the following factors: (i) a net increase of approximately $30.6 million in mortgage notes that resulted in an increase in interest expense of approximately $1.0 million, (ii) an increase in interest payable with respect to the Company's line of credit of approximately $431,000, (iii) an increase of $1.2 million to a total of approximately $1.8 million in capitalized interest attributable to development projects which reduced interest expense and (iv) a decline in the interest expense on existing mortgage notes of approximately $161,000.

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

CASH FLOW

The net cash provided by operations of approximately $13.6 million for the year ended December 31, 2000 included: (i) net income of $11.3 million, (ii) adjustment for non-cash items of $4.8 million, and (iii) a net increase in operating assets and liabilities of $2.4 million of which $4.3 million was an escrow established in connection with the permanent financing of the Shops at Skylake, compared to net cash provided by operations of approximately $20.2 million for the year ended December 31, 1999, which included (i) net income of $13.6 million, (ii) adjustment for non-cash items reducing cash flow by $47,000, and (iii) a decrease in operating assets and liabilities of $6.6 million of which $6.8 million was related to the release of an escrow established in connection with the sale of one of the Company's properties.

Net cash used in investing activities of approximately $19.2 million for the year ended December 31, 2000 included: (i) the acquisition of two Supermarket Centers for $12.8 million, (ii) funds expensed on five development projects for $4.5 million, and (iii) additions to building improvements for $1.9 million, compared to cash used in investing activities of approximately $62.2 million for the year ended December 31, 1999 which included: (i) the acquisition of five supermarket shopping centers, the acquisition of the Kmart lease and building located at the Company's Lantana Village Shopping Center and completion of phase one of the Shops at Skylake for a total of $62.0 million, (ii) the purchase of undeveloped land for $3.6 million, (iii) construction and development costs relating to phase two of the Shops at Skylake and phase one of Forest Village for $4.2 million, and (iv) additions to building improvements for $116,000, offset by $7.7 million for proceeds from the sale of Four Corners in 1999.

Net cash provided by financing activities of $5.5 million for the year ended December 31, 2000 included (i) mortgage note payoffs of $2.5 million and principal payments on mortgage notes of $4.3 million, (ii) borrowings under new mortgage notes of $26.4 million, (iii) net reduction on the Credit Agreement and other floating rate facilities of $15.2 million, (iv) cash dividends paid to common stock shareholders of $13.2 million, (v) proceeds from the issuance of stock under the Company's Dividend Reinvestment and Stock Purchase Plan of $3.5 million, (vi) the other stock issuances of $11.2 million which included $10.9 million from the sale of one million shares at a price of $10.875 per share to Alony Hetz Properties & Investments Ltd. ("Alony Hetz"), and (vii) other miscellaneous uses of $336,000, compared to net cash provided by financing activities of approximately $40.9 million for the year ended December 31, 1999, which included: (i) a mortgage note payoff of $1.2 million and principal payments on mortgage notes of $2.3 million, (ii) borrowings under new mortgage notes of $31.2 million, (iii) net borrowings under the Credit Agreement of $18.9 million, (iv) cash dividends paid to common stock shareholders of $11.2 million, (v) proceeds from the exercise of C-Warrants to purchase common stock of $8.2 million, (vi) payment to a former shareholder of $2.1 million upon the exercise of his put options, and (vii) other miscellaneous uses of $661,000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the principal sources of funding for the Company's operations, including the renovation, expansion, development and acquisition of the Existing Properties have been operating cash flows, the issuance of equity securities and mortgage loans. The Company's principal demands for liquidity are maintenance, repair and tenant improvements relating to the Existing Properties; acquisitions and development activities; debt service and repayment obligations; and distributions to its stockholders.

As of December 31, 2000, the Company had total mortgage indebtedness of $121.7 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average annualized rate of 7.48% and collateralized by 20 of the Existing Properties.

The Company secured a $35.0 million credit agreement with City National Bank of Florida on February 4, 1999 (the "Credit Agreement"). The Credit Agreement accrues interest at 225 basis points over the thirty-day LIBOR rate, payable monthly, adjusted every six months and matures February 4, 2002. Advances under the Credit Agreement will be used to fund property acquisitions, development activities and other Company activities. On October 16, 2000, the limitation on advances under the Credit Agreement was set at approximately $20.6 million, with future increases conditioned on the posting of additional collateral. As of December 31, 2000 the Credit Agreement was secured by mortgages on a portion of the Shops at Skylake, and on East Bay Plaza, Beauclerc Village, Mandarin Landing, Mandarin Mini-storage, Equity One Office Building and Montclair Apartments. As of March 16, 2001, the outstanding balance under the Credit Agreement had been reduced to $336,677 from $4.2 million as of December 31, 2000. In addition to the outstanding balance, the Credit Agreement has also been used to provide a $1.0 million letter of credit in connection with the Pine Island/Ridge Plaza financing and to support $0.4 million in escrows for property taxes on the properties comprising the collateral. As of December 31, 2000, the percentage of the total real estate cost of the Company's Existing Properties that were encumbered by debt was 49.8%. None of the existing mortgages are subject to cross default provisions of mortgages on other properties nor are any cross-collateralized.

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

On September 1, 2000, the Company announced that it had suspended its Dividend Reinvestment and Stock Purchase Plan (the "Plan") in anticipation of its future cash requirements. While it was operating in 2000, the Plan allowed the Company's shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company's common stock and to purchase shares of the Company's common stock.

On November 17, 2000, the Company closed the sale of one million shares of the Company's common stock to Alony Hetz at a price of $10.875 per share. As stipulated in the subscription agreement between Alony Hetz and the Company, Alony Hetz is obligated to purchase and the Company is obligated to sell an additional 925,000 shares on or before August 17, 2001 at a price of $10.875 per share (the "Additional Alony Hetz Shares").

Development of the second phase of Forest Village, totaling approximately 100,000 square feet has not commenced, but is anticipated to be completed by 2003 at an estimated cost of $7.0 million. Development of phase three of the Shops at Skylake, totaling approximately 105,000 square feet has not commenced, but is anticipated to be completed by 2003 at an estimated cost of $7.3 million. The Company expects to fund the costs of these development projects from cash flow from operations, proceeds from the sale of the Additional Alony Hetz Shares, borrowings under the Credit Agreement and other sources of cash, including obtaining permanent debt on certain unencumbered existing properties. Upon stabilization, the Company expects these developments to have a positive effect on cash generated by operating activities and FFO.

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

During the year ended December 31, 2000, the Company declared quarterly cash dividends of $0.26, $0.26, $0.26 and $0.32 per outstanding share of common stock which were paid to shareholders of record on March 31, 2000, June 30, 2000, September 29, 2000 and December 29, 2000, respectively.

MORTGAGE INDEBTEDNESS

The following table sets forth certain information regarding mortgage indebtedness of the Company related to the Existing Properties as of December 31, 2000 (dollars in thousands):

	Interest Rate	Amount	Projected Interest Payments for 2001	Maturity Date	Balance Due at Maturity
NORTH FLORIDA
Atlantic Village	6.850%	$4,738	$320	November 2018	$ 0
Commonwealth	7.000	3,062	211	February 2008	2,216
Fort Caroline	9.350	2,174	200	March 2009	1,280
Oak Hill	7.625	2,183	164	January 2006	1,713

CENTRAL FLORIDA
Eustis Square	9.000	4,716	415	July 2002	4,345
Forest Edge	6.900	1,745	117	October 2002	1,567
Lake Mary	7.850	10,273	787	December 2010	2,419
Park Promenade	8.100	6,462	529	February 2010	5,834
Walden Woods	7.875	2,681	208	August 2006	2,071

FLORIDA WEST COAST
Mariners Crossing	7.080	3,507	250	March 2008	3,154
Shoppes of North Port	6.650	4,363	288	September 2010	3,301
Summerlin Square	6.750	4,624	305	February 2014	0

SOUTH FLORIDA
Bird Ludlum	7.680	11,860	894	February 2015	0
Lantana	6.950	4,082	280	February 2005	3,498
Pine Island/Ridge Plaza	6.910	25,881	1,804	July 2008	23,104
Plaza Del Rey	8.125	2,521	199	September 2011	0
Point Royale	7.950	5,171	404	July 2010	2,502
Shops at Skylake	7.650	16,276	1,237	August 1, 2010	13,124
West Lakes	7.875	5,356	415	June 2016	130

Total/Weighted Average	7.480%	$121,675	$9,027		$70,258

The Company's mortgage indebtedness outstanding at December 31, 2000 will require balloon principal payments of approximately $5.9 million, $3.5 million, $3.8 million, $28.5 million, $1.3 million, $27.2 million and $130,000 in 2002, 2005, 2006, 2008, 2009, 2010, and 2016 respectively, in addition to ongoing amortization payments throughout the terms of the mortgages. The Company may not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, the Company expects to refinance this indebtedness either through additional mortgage financing secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.

In addition to the aforementioned mortgage indebtedness, the Company had borrowed $4.2 million under the Credit Agreement as of December 31, 2000. The outstanding balance had been reduced to $336,677 as of March 16, 2001.

INFLATION AND RECESSION CONSIDERATIONS

Most of the Company's leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on a tenants gross sales above predetermined levels, which sales generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

The Company's financial results are affected by general economic conditions in the markets in which its properties are located. An economic recession, or other adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. Supermarket and Other Anchor Tenants and drugstore tenants that offer day-to-day necessities rather than luxury items anchor the Existing Properties. These types of tenants, in the experience of the Company, generally maintain more consistent sales performance during periods of adverse economic conditions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease, and interest expense from the variable component of the Company's debt balances will move in the same direction. With respect to its investment portfolio, changes in interest rates generally do not affect the Company's interest income as its investments are predominantly in equity securities. With respect to its mortgage notes payable, changes in interest rates generally do not affect the Company's interest expense as its mortgage notes payable are predominantly fixed-rate. However, at December 31, 2000, the Company was obligated in the amount of $4.2 million under the Credit Agreement, a variable-rate note payable, that is subject to interest rate risk. As noted above, the outstanding balance under the Credit Agreement had been reduced to $336,677 as of March 16, 2001.

The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. The Company may use a variety of financial instruments to reduce its interest rate risk, including interest rate swap agreements whereby the Company exchanges its variable interest costs on a defined amount of principal for another partys obligation to pay fixed interest on the same amount of principal, or interest rate caps, which will set a ceiling on the maximum variable interest rate the Company will incur on the amount of debt subject to the cap and for the time period specified in the interest rate cap. At the present time, the Company has not executed or entered into any such financial instruments and has no material market risk sensitive instruments.

The Company has tested its sensitivity to changes in interest rates and believes any impact would be moderate since most of the Company's debt bears interest at fixed rates and is ,therefore, not subject to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this report since the Company plans to file with the Securities and Exchange Commission a definitive proxy statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrants fiscal year, covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrants fiscal year, covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrants fiscal year, covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days after the end of the Registrants fiscal year, covered by this Form 10-K

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following consolidated financial information is included as a separate section of this Form 10-K.
1. Financial Statements:
PAGE(S)

Independent Auditors Report	F-1
Balance Sheets	F-2
Statements of Operations	F-4
Statements of Stockholders Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-9

2. Report of Deloitte & Touche LLP, Independent Auditors	S-1
Schedule III-Real Estate Investments and Accumulated Depreciation	S-2
Schedules I, II, IV and V are not required to be filed.

3. Exhibits:

EXHIBIT NO. DESCRIPTION

3.1	Articles of Amendment and Restatement of the Company. (Exhibit 3.1; Amendment No. 5) (1)
3.2	Amended and Restated Bylaws of the Company. (Exhibit 3.2; Amendment No. 5) (1)
10.1	Form of Indemnification Agreement. (Exhibit 10.1; Amendment No. 2) (1)
10.2	Employment Agreement, dated as of January 1, 1996 by and between the Company and Chaim Katzman. (Exhibit 10.2; Amendment No. 2) (1)
10.3	Employment Agreement, dated as of January 1, 1996 by and between the Company and Doron Valero. (Exhibit 10.3; Amendment No. 2) (1)
10.4	1995 Stock Option Plan, as amended. (2)
10.5

Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy, Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No. 3)

10.6	Stock Pledge Agreement, dated June 17, 1996, by and between Chaim Katzman and the Company. (Exhibit 10.7; Amendment No. 2) (1)
10.7	Promissory Note, in the amount of $1,128,750 from Chaim Katzman payable to the Company. (Exhibit 10.8; Amendment No. 3) (1)
10.8	Stock Pledge Agreement, dated December 30, 1996, by and between the Company and Doron Valero. (Exhibit 10.9; Amendment No. 2) (1)
10.9	Promissory Note, in the amount of $396,000 from Doron Valero payable to the Company. (Exhibit 10.10; Amendment No. 3) (1)
10.10	Use Agreement, regarding use of facilities, by and between Gazit (1995), Inc. and the Company, dated January 1, 1996. (Exhibit 10.15, Amendment No. 1) (1)
10.11	Master Credit Agreement, dated February 4, 1999, by and between the Company and City National Bank of Florida. (Exhibit 10.33) (3)
10.12	Agreement for Purchase and Sale, dated June 8, 1999 between the Company and Pine Island Commons, Ltd. (Exhibit 10.35)(4)
10.13	2000 Executive Incentive Plan. (5)
10.14	First Amended Employment Agreement dated April 6, 2000 between Howard Sipzner and the Company.*
21.1	List of Subsidiaries of Registrant.*
23.1	Consent of Deloitte & Touche LLP, Certified Public Accountants.*
(1)	Previously filed with the Company's Registration Statement on Form S-11 (Registration No. 333-3397) and incorporated herein by reference.
(2)	Previously filed with the Company's Schedule 14A for the Annual Meeting of the Stockholders held on June 30, 1999, and incorporated herein by reference.
(3)	Previously filed with the Company's Form 10-Q for the quarterly period ended March 31, 1999, and incorporated herein by reference.
(4)	Previously filed with the Company's Form 8-K dated August 26, 1999, and incorporated herein by reference.
(5)	Previously filed with the Company's Schedule 14A for the Annual Meeting of the Stockholders held on June 23, 2000, and incorporated herein by reference.
* Filed herewith

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY ONE, INC.	EQUITY ONE, INC.
Date: March 30, 2001	By: /s/ Chaim Katzman Chaim Katzman
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Chaim Katzman	Chairman of the Board and Chief Executive Officer	March 30, 2001
Chaim Katzman	(Principal Executive Officer)

/s/ Doron Valero	President, Chief Operating Officer	March 30, 2001
Doron Valero	and Director

/s/ Howard M. Sipzner	Treasurer and Chief Financial Officer	March 30, 2001
Howard Sipzner	(Principal Financial Officer)

/s/ Noam Ben Ozer	Director	March 30, 2001
Noam Ben Ozer

/s/ Dr. Shaiy Pilpel	Director	March 30, 2001
Dr. Shaiy Pilpel

/s/ Robert Cooney	Director	March 30, 2001
Robert Cooney

/s/ Ronald Chase	Director	March 30, 2001
Ronald Chase

/s/ Dori Segal	Director	March 30, 2001
Dori Segal

/s/ Nathan Hetz	Director	March 30, 2001
Nathan Hetz

/s/ Peter Linneman	Director	March 30, 2001
Peter Linneman

EQUITY ONE, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets as of December 31, 2000 and 1999 and the Related Consolidated Statements of Operations, Comprehensive Income, Stockholders' Equity and Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 and Independent Auditors' Report

EQUITY ONE, INC. AND SUBSIDIARIES TABLE OF CONTENTS
Page
INDEPENDENT AUDITORS' REPORT	F 1

Consolidated balance sheets, as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998:

Consolidated Balance Sheets

F-2 - F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Comprehensive Income	F-5
Consolidated Statements of Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7 - F-8
Notes to the Consolidated Financial Statements	F-9 - F-23

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Equity One, Inc.:

We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries
(the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December  31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida

February 21, 2001
EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999 (In Thousands Except Share Data)

ASSETS	2000	1999

RENTAL PROPERTY (Notes 1, 4):
Land, buildings, and equipment	$ 216,698	$ 186,154
Building improvements	8,228	6,311
Land held for development	11,008	15,401
Construction in progress	7,128	8,722

Total rental property	243,062	216,588

Less: accumulated depreciation	(15,836)	(11,669)

Rental property, net	227,226	204,919

CASH AND CASH EQUIVALENTS (Note 1)	322	427

RESTRICTED CASH (Note 1)	4,273	-

SECURITIES AVAILABLE FOR SALE (Notes 1, 2)	1,403	1,218

ACCOUNTS AND OTHER RECEIVABLES (net of allowance for doubtful
accounts of $228 and $176 for 2000 and 1999, respectively) (Note 3)	2,234	2,209

DUE FROM RELATED PARTIES (Note 12)	47	33

DEPOSITS (Note 1)	822	707

PREPAID AND OTHER ASSETS	667	567

DEFERRED EXPENSES (net of accumulated amortization of
$938 and $429 for 2000 and 1999, respectively) (Note 1)	1,404	1,723

GOODWILL (net of accumulated amortization of $348 and
$298 for 2000 and 1999, respectively) (Note 1)	644	694

TOTAL	$ 239,042	$ 212,497

		(Continued)
EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999 (In Thousands Except Share Data)

	2000	1999

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$ 2,857	$ 1,330
Deferred rental income	662	248
Credit agreement (Note 5)	4,243	19,475
Mortgage notes payable (Notes 1, 5)	121,675	97,752
Tenants' security deposits	1,476	1,274
Minority interest in equity of consolidated subsidiary (Note 1)	3,875	989

Total liabilities	134,788	121,068

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value - 5,000,000 shares authorized but unissued (Note 6)
Common stock, $0.01 par value - 40,000,000 shares authorized,
12,785,645 and 11,299,222 shares issued and outstanding for
2000 and 1999, respectively (Note 6)	128	113
Additional paid-in capital	105,368	89,990
Retained earnings	423	2,390
Accumulated other comprehensive income	(311)	(519)
Unamortized restricted stock compensation and notes receivable	(1,354)	(545)

Total stockholders' equity	104,254	91,429

TOTAL	$ 239,042	$ 212,497

		(Concluded)

See accompanying notes to the consolidated financial statements.
EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands Except Per Share Amounts)

	2000	1999	1998

RENTAL INCOME (Notes 1, 9)	$ 33,424	$ 26,559	$ 22,454

GAIN ON SALE OF REAL ESTATE	-	3,814	2,632

MANAGEMENT FEES	635	263	144

INVESTMENT REVENUE:
Interest	230	98	162
Dividends	153	243	234

Total investment revenue	383	341	396

Total revenues	34,442	30,977	25,626

COSTS AND EXPENSES:
Operating expenses (Note 10)	9,184	7,082	5,965
Depreciation (Notes 1, 4)	4,167	3,452	2,831
Interest (Note 5)	7,411	5,086	5,014
Put option expense (Note 6)	-	-	1,320
General and administrative expenses (Notes 11, 12)	2,361	1,622	1,381
Amortization expense - goodwill	50	50	50
Minority interest in earnings of consolidated subsidiary	-	96	-

Total costs and expenses	23,173	17,388	16,561

NET INCOME	$ 11,269	$ 13,589	$ 9,065

EARNINGS PER SHARE (Notes 1, 8):

BASIC EARNINGS PER SHARE	$ 0.97	$ 1.26	$ 1.01

NUMBER OF SHARES USED IN COMPUTING
BASIC EARNINGS PER SHARE	11,651	10,805	8,979

DILUTED EARNINGS PER SHARE	$ 0.95	$ 1.26	$ 1.00

NUMBER OF SHARES USED IN COMPUTING
DILUTED EARNINGS PER SHARE	11,886	10,901	9,074

See accompanying notes to the consolidated financial statements.
EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands)

	2000	1999	1998

NET INCOME	$ 11,269	$ 13,589	$ 9,065

OTHER COMPREHENSIVE INCOME -
Net unrealized holding gain (loss) on securities
available for sale	208	(421)	(98)

Total	208	(421)	(98)

COMPREHENSIVE INCOME	$ 11,477	$ 13,168	$ 8,967

See accompanying notes to the consolidated financial statements.
EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation and Notes Receivable	Total Stockholders Equity
BALANCE,
DECEMBER 31, 1997	$69	$55,036	$-	$-	$(1,525)	$53,580

Issuance of common stock	33	34,088				34,121

Stock issuance costs		(1,087)				(1,087)

Put option liability (Note 6)		(807)				(807)

Property and notes receivable
distributed		(4,758)			1,525	(3,233)

Net income			9,065			9,065

Dividends paid			(8,973)			(8,973)

Distribution to stockholders -
exercise of land purchase
options (Note 4)		(1,258)	(92)			(1,350)

Net unrealized holding loss on
securities available for sale				(98)		(98)

BALANCE,
DECEMBER 31, 1998	102	81,214	-	(98)	-	81,218

Issuance of common stock	11	8,737				8,748

Notes receivable from issuance
of common stock					(545)	(545)

Stock issuance cost		39				39

Net income			13,589			13,589

Dividends paid			(11,199)			(11,199)

Net unrealized holding loss on
securities available for sale				(421)		(421)

BALANCE,
DECEMBER 31, 1999	113	89,990	2,390	(519)	(545)	91,429

Issuance of common stock	15	15,530			(809)	14,736

Stock issuance cost		(152)				(152)

Net income			11,269			11,269

Dividends paid			(13,236)			(13,236)

Net unrealized holding gain on
securities available for sale				208		208

BALANCE,
DECEMBER 31, 2000	$ 128	$105,368	$ 423	$ (311)	$(1,354)	$ 104,254

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands)

	2000	1999	1998

OPERATING ACTIVITIES:
Net income	$ 11,269	$ 13,589	$ 9,065
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,726	3,607	3,072
Provision for losses on accounts receivable	52	64	84
Gain on sale of real estate	-	(3,814)	(2,632)
Put option expense	-	-	1,320
Minority interest in earnings of consolidated subsidiary	-	96	-
Changes in assets and liabilities:
Restricted cash	(4,273)	6,780	(6,780)
Accounts and other receivables	(77)	(1,072)	(357)
Deposits	(115)	(178)	114
Prepaid and other assets	(100)	104	(261)
Accounts payable and accrued expenses	1,527	452	19
Deferred rental income	414	96	(122)
Tenants' security deposits	202	439	166
Due from related party	(14)	6	9

Net cash provided by operating activities	13,611	20,169	3,697

INVESTING ACTIVITIES:
Addition to rental property	(19,224)	(69,949)	(29,574)
Sale of rental property	-	7,716	6,740
Purchases of securities	(44)	(4,733)	(1,715)
Sales and prepayments of securities	67	4,727	29
Change in deposits for acquisition of rental property	-	-	696

Net cash used in investing activities	(19,201)	(62,239)	(23,824)

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(6,813)	(3,462)	(16,559)
Borrowings under mortgage notes payable	26,366	31,234	12,700
Borrowings under note payable	(15,232)	18,915	560
Deferred financing expenses	(190)	(628)	(513)
Stock subscription and issuance	14,736	8,203	34,121
Stock issuance costs	(152)	39	(863)
Cash dividends paid to stockholders	(13,236)	(11,199)	(8,973)
Distribution to stockholders	-	-	(1,350)
Payment of put option	-	(2,127)	-
Change in minority interest	6	(72)	-

Net cash provided by financing activities	5,485	40,903	19,123

NET DECREASE IN CASH AND CASH EQUIVALENTS	(105)	(1,167)	(1,004)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	427	1,594	2,598

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 322	$ 427	$ 1,594

			(Continued)

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (In Thousands)

	2000	1999	1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$ 7,080	$ 4,780	$ 4,769

SUPPLEMENTAL SCHEDULE OF CASH AND
NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding (loss) gain on securities available for sale	$ 208	$ (421)	$ (98)
Issuance of restricted stock	$ 1,208
Common stock issued for notes receivable	$ 545
Put option liability charged to stockholders' equity			$ 807
Property and notes receivable distributed to stockholders			$ 4,758
Acquisition of rental property	$ 7,250	$ 3,800
Change in minority interest	2,880	965
Assumption of mortgage note payable	$ 4,370	$ 2,835

			(Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per Share Data)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - Equity One, Inc. (the "Company") was incorporated in Maryland on June 15, 1992, as a wholly-owned subsidiary of Gazit Holdings, Inc., a wholly-owned subsidiary of Gazit, Inc. During 1996, as a result of a merger, Gazit Holdings, Inc. transferred all of its stock ownership to Gazit (1995), Inc. ("Gazit"), a wholly-owned subsidiary of Gazit, Inc. (see Note 6). Since 1993, additional shares of stock were issued to both affiliated and unaffiliated entities. As of December 31, 2000 (and pursuant to a transfer of interests between Gazit, Inc. and Gazit-Globe (1982) Ltd. ("Globe") whereby Gazit became a wholly-owned subsidiary of Globe), Globe's holdings (directly and indirectly) in the Company approximated 63.9%. The Company was formed for the purpose of holding various real estate subsidiaries located in the United States of America ("U.S." or "United States").

The Company completed its Initial Public Offering ("IPO") on May 19, 1998 of 4,700,000 common shares, $0.01 par value per share. Of the shares sold in the offering, 3,330,398 shares, generating net proceeds of approximately $33,500, were sold by the Company and 1,369,602 shares were sold by a stockholder of the Company. All of the common shares were sold at $11.00 per share.

The Company currently owns and operates thirty-one properties in Florida. Winn-Dixie Stores Inc. and Publix Supermarkets, Inc. rent approximately 14.5% and 12.4% of the total rentable square footage, respectively.

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

On December 5, 2000, a wholly-owned subsidiary of the Company, Equity One (North Port), Inc., entered into a limited partnership (the "Shoppes of North Port, Ltd.") as a general partner. An income producing shopping center ("Shoppes of North Port") was contributed by its owners (the "North Port Minority Partners") and the Company contributed an income producing property to a limited liability company wholly owned by the Shoppes of North Port, Ltd. Both the North Port Minority Partners and the general partner were issued partnership operating units ("OPU") based on the net value of the properties contributed. The North Port Minority Partners received 261,861 OPU which can be redeemed for the Company's common stock on a one-for-one basis or cash at an agreed upon price of $11.00 per share no earlier than December 10, 2001, nor later than three and one half years thereafter. As a result of the Redemption Agreement, the minority interest has been presented as a liability in the accompanying consolidated balance sheet. The North Port Minority Partners are to receive a preferred quarterly distribution equal to a 9.0% annual return on their initial capital contribution. The amount is reflected as interest expense in the consolidated financial statements.

The shares of the Company held by the consolidated limited partnership are not considered outstanding in the consolidated financial statements.

Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers cash and investments with an initial maturity of three months or less to be cash equivalents.

Restricted Cash - The Skylake loan agreement dated July 6, 2000 in the amount of $16.4 million required a rental achievement holdback of $6.5 million. During 2000, $2.2 million was released leaving a balance at December 31, 2000 of $4.3 million. Based on executed leases to date, it is anticipated that $2.6 million will be released April 2001 and the remaining balance released in the third quarter of 2001.

Investment Securities - As of December 31, 2000 and 1999, all of the Company's securities are classified as securities available for sale and are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity in accumulated other comprehensive income until realized.

Deposits - Deposits are comprised of funds held by various institutions for future payments of taxes and insurance, utility and other service deposits and deposits for acquisition of rental property.

Rental Property - Rental property is stated at cost. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are charged to operating expense as incurred. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets which range from 5 to 40 years, except for building improvements related to leasehold improvements which are depreciated over the lesser of the assets' estimated useful lives or the terms of the related leases.

Land Held for Development - Land held for development is stated at cost. Interest, real estate taxes and other costs directly related to the properties and projects under development are capitalized until the property is ready for its intended use. Similar costs related to properties not under development are expensed as incurred.

Long-Lived Assets - The Company's long-lived assets, such as property, land held for development, certain identifiable intangibles, and goodwill related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. The Company periodically assesses the recoverability of the long-lived assets based on its expectations of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. If the Company determines, based on such measures, that the carrying amount is impaired, the long-lived assets will be written down to its recoverable value with a corresponding charge to earnings. During the periods presented, no such impairment was incurred.

Deferred Expenses - Deferred expenses consist of loan origination and other fees directly related to rental property financing with third parties. The fees are being amortized using the straight-line method over the term of the notes, ranging from 3 to 20 years.

Goodwill - Goodwill arising from the excess of cost over fair value of net assets acquired in the acquisition of Global Realty and Management, Inc. (see Note 6) is amortized on a straight-line basis over a period of 20 years. Amortization expense amounted to $50 for each of the years ended December 31, 2000, 1999 and 1998.

Rental Income - Rental income is comprised of minimum rent, expense reimbursements and contingent rents. Contingent rents are generally received from tenants based on their gross sales. For the years ended December 31, 2000, 1999 and 1998, contingent rentals recognized by the Company were approximately $317, $169 and $127, respectively.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The effective date of this statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133, is for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 had no effect on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 101 which summarizes its views in applying generally accepted accounting principles to revenue recognition in the financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's consolidated financial statements.

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

Mortgage Notes Payable - The estimated fair value at December 31, 2000 and 1999 was $124,154 and $94,339, respectively, calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes payable.

Reclassification - Certain prior year amounts have been reclassified to conform with the 2000 financial presentation.
2. SECURITIES AVAILABLE FOR SALE

Composition in the consolidated balance sheets:

	2000	1999

Equity securities	$ 1,403	$ 1,218

As of December 31, 2000 and 1999, gross unrealized gains were $208 and $0, respectively, and gross unrealized losses were $0 and $421, respectively. For the years ended December 31, 2000, 1999 and 1998, the Company had gross securities sales of $67, $4,710 and $0, resulting in gross realized gains of $0, $0 and $0, and gross realized losses of $0, $0 and $0, respectively.

3. ACCOUNTS AND OTHER RECEIVABLES

Composition in the consolidated balance sheets:

	2000	1999

Tenants	$2,020	$2,278
Accrued interest and dividends receivable - institutions	35	48
Employee loans and advances	64	59
Accrued asset management fee	343	-
Allowance for doubtful accounts	(228)	(176)

Total	$2,234	$2,209
4. RENTAL PROPERTY

Composition in the consolidated balance sheets:

	Land	Land,
	Held	Buildings		Construction
	for	and	Building	in
Cost	Development	Equipment	Improvements	Progress	Total

Balance at beginning of year	$15,401	$186,154	$6,311	$8,722	$216,588
Additions in the reporting year	207	30,544	1,917	13,667	46,335
Dispositions in reporting year	(4,600)			(15,261)	(19,861)

Balance at end of year	11,008	216,698	8,228	7,128	243,062

Accumulated Depreciation

Balance at beginning of year		10,564	1,105		11,669
Depreciation for the year		3,591	576		4,167
Reduction of depreciation

Balance at end of year		14,155	1,681		15,836

Undepreciated balance
as of December 31, 2000	$11,008	$202,543	$6,547	$7,128	$227,226

Undepreciated balance
as of December 31, 1999	$15,401	$175,590	$5,206	$8,722	$204,919

Certain of the Company's rental property serves as collateral to recourse mortgage notes payable totaling $121,675 and $97,752 as of December 31, 2000 and 1999, respectively (see Note 5).

Assets are depreciated on a straight-line basis, based on the following annual percentages:

Buildings	2.50% - 3.33%
Building/leasehold improvements	2.50% - 20.00%
Equipment	14.00% - 20.00%

5. NOTES PAYABLE

Composition in the consolidated balance sheets:
Long-term mortgages payable	2000	1999

Mortgage payable, 6.85%, payable in monthly
installments of $38 including interest, unpaid
balance due November 1, 2018,
collateralized by rental property.
(Financed through an Insurance Company)	4,738	4,869

Mortgage payable, 7.68%, through February 15, 2015
payable in monthly installments of $115 including
interest, unpaid balance due February 15,
2015, collateralized by rental property.
(Financed through an Insurance Company)	11,860	12,306

Mortgage payable, 7.00%, payable in monthly
installments of $26 including interest,
unpaid balance due March 15, 2008,
collateralized by rental property.
(Financed through an Insurance Company)	3,062	3,152

Mortgage payable, 9%, payable in monthly
installments of $55 including interest,
unpaid balance due July 1, 2002,
collateralized by rental property.
(Financed through an Insurance Company)	4,716	4,938

Mortgage payable, 6.90%, payable in monthly
installments of $19 including interest,
unpaid balance due October 1, 2002,
collateralized by rental property.
(Financed through an Insurance Company)	1,745	1,837

Mortgage payable, 9.35%, payable in monthly
installments of $23 including interest,
unpaid balance due March 1, 2009,
collateralized by rental property.
(Financed through an Insurance Company)	2,174	2,244

Mortgage payable, 7.85%, payable in monthly
installments of $111 including interest,
unpaid balance due December 1, 2010,
collateralized by rental property.
(Financed through an Insurance Company)	10,273	12,118

Mortgage payable, 6.95%, payable in monthly
installments of $34 including interest, unpaid
balance due February 15, 2005,
collateralized by rental property.
(Financed through an Insurance Company)	4,082	4,201

Mortgage payable, 7.08%, payable in monthly
installments of $24 including interest, unpaid
balance due March 1, 2008,
collateralized by rental property.
(Financed through a financial service institution)	3,507	-

Mortgage payable, 6.65%, payable in monthly
installments of $31 including interest,
unpaid balance due September 1, 2010,
collateralized by rental property.	4,363	-
(Financed through an Insurance Company)

Mortgage payable, 7.625%, payable in monthly
installments of $20 including interest,
unpaid balance due January 1, 2006,
collateralized by rental property.
(Financed through an Insurance Company)	2,183	2,257

Mortgage payable, 8.10%, payable in monthly
installments of $48 including interest,
unpaid balance due February 20, 2010,
collateralized by rental property.
(Financed through an Insurance Company)	6,462	-

Mortgage payable, 6.91%, payable in monthly
installments of $175, including interest, unpaid
balance due July 1, 2008, collateralized
by rental property. (Financed through a
financial service institution)	25,881	26,149

Mortgage payable, 8.125%, payable in monthly
installments of $29 including interest,
unpaid balance due August 31, 2011,
collateralized by rental property.
(Financed through an Insurance Company)	2,521	2,662

Mortgage payable, 7.95%, payable in monthly
installments of $50 including interest,
unpaid balance due July 15, 2010,
collateralized by rental property.
(Financed through an Insurance Company)	5,171	5,352

Mortgage payable, 7.65%, payable in monthly
installments of $122 including interest,
unpaid balance due August 1, 2010,
collateralized by rental property.
(Financed through a Pension Plan Company)	16,276	-

Mortgage payable, 6.75%, payable in monthly
installments of $4, including interest, unpaid
balance due January 1, 2014, collateralized
by rental property. (Financed through an
Insurance Company)	4,624	4,835

Mortgage payable, 7.88%, payable in monthly
installments of $25, including interest, unpaid
balance due August 1, 2006, collateralized
by rental property. (Financed through an
Insurance Company)	2,681	2,764

Mortgage payable, 7.875%, through July 1, 2006,
payable in monthly installments of $50 including interest,
at which time the lender will adjust the rate of interest
equal to the sum of Moody's "A" corporate bond
index daily rate plus .375%, rounded to the next
highest one-eighth percentage rate. The unpaid
balance is due June 30, 2016, collateralized
by rental property.
(Financed through an Insurance Company)	5,356	5,524

Mortgage payable, 10.06%, payable in monthly
installments of $26 including interest,
unpaid balance due June 1, 2001,
collateralized by rental property.
(Financed through an Insurance Company)	-	2,544

Total	$121,675	$97,752

Master Revolving Credit Agreement

Credit agreement, 225 basis points over LIBOR (8.87% at
December 31, 2000), interest payable monthly, commitment
of $20,641 and $22,050 as of December 31, 2000 and 1999,
respectively, unpaid balance due February 4, 2002,
collateralized by rental property.	$4,243	$19,475

Principal maturities of the mortgage notes payable as of December 31, 2000 are as follows:
Year Ending
December 31,	Amount

2001	$3,430
2002	9,450
2003	3,591
2004	3,865
2005	7,518
Thereafter	93,821

Total	$121,675

Interest costs incurred under the notes payable were $9,449 and $6,789 of which $2,181 and $1,808 were capitalized in the years ended December 31, 2000 and 1999, respectively.

6. STOCKHOLDERS' EQUITY

As of December 31, 2000 and 1999, the Company has authority to issue 45,000,000 shares, of which 5,000,000 are shares of preferred stock.

During 1998, the Company has granted a stockholder an option to put 293,430 shares of common stock issuable upon exercise of Series C warrants to the Company at a price of $15.50 per share or to put the Series C warrants to the Company at a price of $7.25 per warrant, which equals the put option price of $15.50 per warrant less the Series C warrant exercise price of $8.25 per warrant. For the year ended December 31, 1998, the Company recognized $1,320 as a current period expense and $807 as a reduction of paid-in capital related to the Company's IPO. In December 1999, the shareholder exercised 293,430 C warrants at $7.25 per warrant and put the associated shares back to the Company at a price of $15.50 per share.

During 2000, the Company issued 114,529 shares of restricted stock to its employees and directors. These shares vest pro rata over various terms ranging from 13.5 months to 3 years. During 1999, the Company issued 7,500 shares of restricted stock to an employee that vests pro rata over 4 years. Dividends are paid on all restricted stock.

On November 17, 2000, the Company closed the sale of one million shares of the Company's common stock to Alony Hetz Properties & Investments, Ltd. ("Alony Hetz") at a price of $10.875 per share. As stipulated in the subscription agreement between Alony Hetz and the Company, Alony Hetz is obligated to purchase and the Company is obligated to sell an additional 925,000 shares on or before August 17, 2001 at a price of $10.875 per share. In addition, the Company has issued Alony Hetz warrants that are exercisable for 1,025,000 shares of common stock at an exercise price of $10.875. Warrants for 375,000 and 650,000 shares of common stock are exercisable through December 31, 2001 and December 31, 2002, respectively.

During 2000, the Company paid cash dividends of $.26, $.26, $.26 and $.32 per share on March 31, June 30, September 29 and December 29, respectively. Gross dividends paid were $13,236 for the year ended December 31, 2000.

During 1999, the Company paid cash dividends of $.25, $.25, $.26 and $.26 per share on March 30, June 30, September 30 and December 30, respectively. Gross dividends paid were $11,199 for the year ended December 31, 1999.

During 1998, the Company paid cash dividends of $.25, $.13, $.12, $.25 and $.25 per share on March 24, May 18, June 29, October 6 and December 23, respectively, to all stockholders of record on those dates. Gross dividends paid were $8,973 for the year ended December 31, 1998.

During 1999, two officers exercised stock options for promissory notes totaling $545. These notes are full resource promissory notes bearing interest at 6.35% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable quarterly and principal is due December 30, 2002. The notes have been reflected in the consolidated financial statements as a reduction of stockholders' equity.
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

During 1999, the Company issued 50,000 options under the Plan to an employee at an exercise price of $10.4375 per share.

During 2000, the Company issued 175,000 options under the Plan to an officer at an exercise price of $9.90 per share and 50,000 options under the Plan to an employee at an exercise price of $10.00 per share.

On June 23, 2000, the Company, with shareholder approval, adopted the Equity One 2000 Executive Incentive Compensation Plan (the "2000 Plan"). The terms of the 2000 Plan provide for grants of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively "Awards"). The persons eligible to receive Awards under the 2000 Plan are the officers, directors, employees and independent contractors of the Company and its subsidiaries.

Under the 2000 Plan, the total number of shares of Common Stock that may be subject to the granting of Awards under the 2000 Plan at any time during the term of the 2000 Plan shall be equal to 1,000,000 shares, plus the number of shares with respect to which options previously granted under the 1995 Stock Option Plan terminate without being exercised, and the number of shares that are surrendered in payment of any Awards or any tax withholding requirements.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in measuring stock-based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under the Plan. Had compensation expense been determined based upon the fair value at the grant date for awards under the Plan consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share on a pro forma basis, using an independent valuation, would have been:
		2000	1999	1998

Net income	As reported	$11,269	$13,589	$9,065
	Pro forma - basic	$10,534	$13,062	$9,033
	Pro forma - diluted	$10,554	$13,157	$-

Basic earnings per share	As reported	$0.97	$1.26	$1.01
	Pro forma	$0.90	$1.21	$1.01

Diluted earnings per share	As reported	$0.95	$1.26	$1.00
	Pro forma	$0.89	$1.21	$1.00

In accordance with SFAS No. 123, the following is a summary of the Company's stock option activity for the years ended December 31, 2000, 1999 and 1998:

	2000		1999		1998
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	737,331	$10.448	777,331	$10.407	644,000	$11.840
Granted	332,000	9.947	58,000	10.378	293,331	11.040
Forfeited	(116,000)	12.047	(50,000)	11.825	(160,000)	12.375
Exercised	-	-	(48,000)	8.250	-	-

Outstanding, end of year	953,331	$10.079	737,331	$10.448	777,331	$10.407

Exercisable, end of year	716,331	$10.076	446,999	$10.213	327,416	$9.852

Weighted average fair value
of options granted
during the year		$0.920		$1.358		$0.920

The following table summarizes information about outstanding stock options as of December 31, 2000:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.900	175,000	8.7	$9.900	43,750	$9.900
$10.000	698,331	5.7	$10.000	637,581	$10.000
$10.438	50,000	8.7	$10.438	12,500	$10.438
$12.375	30,000	6.0	$12.375	22,500	$12.375

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998

Dividend yield	10.60%	10.25%	7.42% - 8.71%
Risk-free interest rate	5.25% - 6.00%	6.42% - 6.51%	4.53% - 5.65%
Expected option life (years)	7	5	3
Expected volatility	17.70%	23.00%	0% - 32.23%

8. EARNINGS PER SHARE

In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income for the years ended December 31, 2000, 1999 and 1998:
	For the Year Ended December 31, 2000

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$11,269

Basic EPS

Income available to common stockholders	$11,269	11,651,126	$0.97

Effect of Dilutive Securities
Walden Woods Village, Ltd.		93,656
Employee restricted stock		121,561
Convertible partnership units	20	19,317
Total Effect of Dilutive Securities	20	234,534

Diluted EPS
Income available to common
Stockholders + assumed conversions	$11,289	11,885,660	$0.95

	For the Year Ended December 31, 1999

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$13,589

Basic EPS
Income available to common stockholders	$13,589	10,804,574	$1.26

Effect of Dilutive Securities
Walden Woods Village, Ltd.	95	93,656
Employee restricted stock	-	3,123

Total Effect of Dilutive Securities	95	96,779

Diluted EPS
Income available to common
Stockholders + assumed conversions	$13,684	10,901,353	$1.26
	For the Year Ended December 31, 1998

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$9,065

Basic EPS
Income available to common stockholders	$9,065	8,979,364	$1.01

Effect of Dilutive Securities
Series C Warrants		90,793
Stock Options		4,304
Total Effect of Dilutive Securities		95,097

Diluted EPS
Income available
to common stockholders + assumed conversions	$9,065	9,074,461	$1.00
9. FUTURE MINIMUM RENTAL INCOME COMMITMENTS AND CONTINGENT LIABILITIES

Future minimum rental income under noncancelable operating leases approximates the following as of December 31, 2000:
Year Ending
December 31,	Amount

2001	$ 25,341
2002	22,893
2003	20,200
2004	17,265
2005	14,124
Thereafter	73,394

Total	$ 173,217

During 1996, the Company pledged a letter of credit for $1.5 million as additional security on the Lake Mary property. As of December 31, 2000, the balance of this letter of credit was $500,000.

On August 26, 1999, the Company pledged a letter of credit for approximately $1.5 million as additional security for the financing secured by the Pine Island and Ridge Plaza properties. As of December 31, 2000, the balance of this letter of credit has been reduced to approximately $1.0 million.

On July 10, 2000, the Company pledged a letter of credit for $580,520, relating to construction of tenant improvements at one of its properties. This letter of credit was released on January 10, 2001.

The Company is subject to litigation in the normal course of business, none of which, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

10. OPERATING EXPENSES

Composition in the consolidated statements of operations:
	2000	1999	1998

Commissions	$ 251	$ 252	$ 308
Payroll	901	602	467
Insurance expense	554	519	464
Real estate property tax	3,423	2,913	2,425
Repairs and maintenance	2,065	1,533	1,205
Utilities	582	522	508
Other	1,408	741	588

Total	$ 9,184	$ 7,082	$ 5,965
11. GENERAL AND ADMINISTRATIVE EXPENSES

Composition in the consolidated statements of operations:
	2000	1999	1998

Office expenses	$ 275	$ 130	$ 86
Professional fees	221	314	323
Management fees	91	13	93
Payroll	1,434	796	628
Other	340	369	251

Total	$ 2,361	$ 1,622	$ 1,381

12. RELATED PARTY TRANSACTIONS

The Company provided an affiliated entity, Gazit (1995), Inc., with office space, office services and certain management and consulting services for which the Company receives a management fee. For the years ended December 31, 2000, 1999 and 1998, such fees totaled $40, $10 and $10, respectively, and are included as an offset in general and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2000, 1999 and 1998, balances due from related parties are non-interest bearing with no specified due dates.

For the years ended December 31, 2000, 1999 and 1998, the Company had made compensation payments to significant stockholders, Chaim Katzman, President and Doron Valero, Vice President, $521 and $412 in 2000, respectively, $361 and $289 in 1999, respectively, and $269 and $302 in 1998, respectively.

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders of Equity One, Inc.

We have audited the consolidated financial statements of Equity One, Inc., and subsidiaries (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 21, 2001, such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche, LLP
February 21, 2001
Miami, Florida
S-1

SCHEDULE III REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2000 (dollars in thousands)

					CAPITALIZED SUBSEQUENT TO ACQUISITION OR IMPROVEMENTS
			INITIAL COST TO COMPANY			GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
PROPERTY	LOCATION	ENCUM- BRANCES	LAND	BUILDING & IMPROVE- MENTS		LAND	IMPROVE- MENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	DEPRE- CIABLE LIFE

INCOME PRODUCING PROPERTIES

NORTH FLORIDA

Atlantic Village Shopping Center	Atlantic Beach	$ 4,738	$ 1,190	$ 4,760	$ 937	$ 1,190	$ 5,697	$ 6,887	$ 847	June 30, 1995	40
Beauclerc Village Shopping Center (1)	Jacksonville	0	560	2,242	322	651	2,473	3,124	164	May 15, 1998	40
Commonwealth Shopping Center	Jacksonville	3,062	730	2,920	1,416	730	4,336	5,066	690	February 28, 1994	40
Forest Village Shopping Center (2)	Tallahassee	0	725	0	4,507	877	4,355	5,232	40	January 28, 1999	40
Fort Caroline Trading Post	Jacksonville	2,174	738	2,432	544	738	2,976	3,714	503	January 24, 1994	40
Losco Shopping Center	Jacksonville	0	221	0	592	224	589	813	4	May 17, 1999	40
Mandarin Landing Shopping Center (1)	Jacksonville	0	4,443	4,747	1,206	4,443	5,953	10,396	145	December 10, 1999	40
Mandarin Mini-storage (1)	Jacksonville	0	362	1,448	24	362	1,472	1,834	246	May 10, 1994	40
Monument Point Shopping Center	Jacksonville	0	1,336	2,330	87	1,336	2,417	3,753	247	January 31, 1997	40
Oak Hill Village Shopping Center	Jacksonville	2,183	690	2,760	39	690	2,799	3,489	363	December 7, 1995	40

CENTRAL FLORIDA

Eustis Square Shopping Center	Eustis	4,716	1,450	5,799	77	1,463	5,863	7,326	1,418	October 22, 1993	40
Forest Edge Shopping Center	Orlando	1,745	1,250	1,850	32	1,250	1,882	3,132	188	December 31, 1996	40
Lake Mary Shopping Center	Lake Mary	10,273	5,578	13,878	2,068	5,898	15,626	21,524	1,831	November 9, 1995	40
Park Promenade Shopping Center	Orlando	6,462	2,810	6,444	388	2,810	6,832	9,642	341	January 31, 1999	40
Walden Woods Shopping Center	Plant City	2,681	950	2,850	9	950	2,859	3,809	144	January 1, 1999	40

FLORIDA WEST COAST

East Bay Plaza Shopping Center (1)	Largo	0	314	1,296	557	325	1,842	2,167	660	July 27, 1993	30
Mariners Crossing Shopping Center	Spring Hill	3,507	1,110	4,447	0	1,110	4,447	5,557	34	September 12, 2000	40
Shoppes of North Port	North Port	4,363	1,452	5,807	0	1,452	5,807	7,259	10	December 5, 2000	40
Summerlin Square Shopping Center	Fort Myers	4,624	1,043	7,989	97	1,043	8,086	9,129	536	June 10, 1998	40

SOUTH FLORIDA

Bird Ludlum Shopping Center	Miami	11,860	4,080	16,318	112	4,088	16,422	20,510	2,691	August 11, 1994	40
Diana Building	W. Palm Beach	0	123	493	944	123	1,437	1,560	170	February 15, 1995	40
Equity One Office Building (1)	Miami Beach	0	229	423	776	229	1,199	1,428	217	April 10, 1992	40
Lantana Village Shopping Center	Lantana	4,082	1,350	5,400	2,712	1,350	8,112	9,462	532	January 6, 1998	40
Montclair Apartments (1)	Miami	0	199	801	2	199	803	1,002	47	August 31, 1998	40
Pine Island/Ridge Plaza Shopping Center	Davie	25,881	12,462	20,309	491	12,462	20,800	33,262	734	August 26, 1999	40
Plaza Del Rey Shopping Center	Miami	2,521	740	2,961	147	740	3,108	3,848	1,041	August 22, 1991	40
Point Royale Shopping Center	Miami	5,171	3,161	5,005	1,739	3,720	6,185	9,905	745	July 27, 1995	40
Restaurant Property	Miami	0	250	1,000	148	250	1,148	1,398	97	April 30, 1998	40
Shops at Skylake	Miami	16,276	4,873	0	15,929	8,564	12,238	20,802	321	August 19, 1997	40
West Lakes Plaza Shopping Center	Miami	5,356	2,141	5,789	244	2,141	6,033	8,174	672	November 6, 1996	40

TOTAL INCOME PRODUCING PROPERTIES		$ 121,675	$ 56,560	$ 132,498	$ 36,146	$ 61,408	$ 163,796	$ 225,204	$ 15,678

S-2

SCHEDULE III (continued)
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000
(dollars in thousands)

			INITIAL COST TO COMPANY		CAPITALIZED SUBSEQUENT TO ACQUISITION OR IMPROVEMENTS	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
PROPERTY	LOCATION	ENCUM- BRANCES	LAND	BUILDING & IMPROVE- MENTS		LAND	IMPROVE- MENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	DEPRE- CIABLE LIFE

LAND HELD FOR/UNDER DEVELOPMENT

Coral Way	Miami	0	988	0	148	1,136	0	1,136	0	July 23, 1999
Forest Village Shopping Center	Tallahassee	0	1,576	0	1,310	2,886	0	2,886	0	January 28, 1999
Equity One Office Building (1)	Miami Beach	0	350	0	161	511	0	511	0	December 9, 1998
Lake Mary Shopping Center	Lake Mary	See above	1,194	0	9	1,203	0	1,203	0	November 9, 1995
Losco Shopping Center	Jacksonville	0	29	0	76	105	0	105	0	May 17, 1999
Shoppes at Skylake (3)	Miami	0	5,936	0	4,405	10,341	0	10,341	0	August 19, 1997
Summerlin Square Shopping Center	Fort Myers	See above	913	0	85	998	0	998	0	June 10, 1998

TOTAL LAND HELD FOR/UNDER DEVELOPMENT		$ 0	$ 10,986	$ 0	$ 6,194	$ 17,180	$ 0	$ 17,180	$ 0

Credit Agreement		4,243	0	0	0	0	0	0	0

TOTAL		$125,918	$67,546	$132,498	$42,340	$78,588	$163,796	$242,384	$15,678

(1) This property serves as collateral for the Credit Agreement.
(2) This property was financed on March 8, 2001 in the amount of $4.7 million. See Recent Developments.
(3) The portion of this property not securing the mortgage financing serves as collateral for the Credit Agreement.

S-3

Schedule III (continued)

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000

(dollars in thousands)
	2000	1999	1998

Reconciliation of Income Producing Property
Beginning balance	$192,298	$140,764	$123,447
Acquisitions	30,498	55,015	20,834
Improvements	1,454	7,843	4,411
Dispositions	0	(11,324)	(7,928)
Ending balance	$224,250	$192,298	$140,764

Reconciliation of Accumulated Depreciation for Income Producing Property
Beginning balance	$11,582	$9,410	$7,144
Depreciation expense	4,096	3,420	2,824
Dispositions	0	(1,248)	(558)
Ending balance	$15,678	$11,582	$9,410

Reconciliation of Land Held For/Under Development
Beginning balance	$24,123	$7,177	$1,788
Net additions (dispositions)	(5,987)	16,946	5,389
Ending balance	$18,136	$24,123	$7,177

S-4