Form 10-K405/A
period 2000-12-31
EQUITY ONE INC
filed 2001-04-20
CIK 1042810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K405/A
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-13499
EQUITY ONE, INC.
Exact name of Registrant as specified in its charter
Maryland	52-1794271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1696 N.E. Miami Gardens Drive
North Miami Beach, FL 33179
(Address of principal executive office)
Registrant's telephone number: (305) 947-1664
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE
Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 5, 2001, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $43,997,641.16.

As of April 5, 2001, the number of outstanding shares of Common Stock par value $.01 per share of the Registrant was 13,011,901.

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

On January 31, 2001, the Company closed on the $2.9 million acquisition of a retail property consisting of a vacant 75,000 square foot former Mervyns department store on a parcel of land totaling 10 acres, located adjacent to the Pompano Fashion Mall in Pompano Beach, Florida ("Pompano"). The Company has entered into an agreement with Lowe's Cos. ("Lowe's") for a 10-year ground lease of the property. In conjunction with the lease agreement, the Company has granted Lowe's an option to purchase the property, which Lowe's may exercise any time between November 1, 2002 and February 1, 2003.

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

When evaluating such acquisitions, the Company considers factors similar to those applied in the acquisition of Performing Supermarket Centers, and will complete acquisitions only after the completion of a thorough due diligence process, including an in-depth study of the reasons for the centers failure to perform, the community demographics, the costs of renovation or redevelopment, and the willingness of acceptable Supermarket and Other Anchor Tenants and other tenants to commit to the site. The Company believes that its competitive advantage is enhanced by its ability to conduct an efficient due diligence investigation and its ability to commit to and fund acquisitions that are flexibly structured so as to meet each seller's requirements with respect to receiving cash or tax deferred benefits. Furthermore, the Company's relationships with Supermarket and Other Anchor Tenants who are familiar with the Company's commitment to quality construction, maintenance and operations will aid it in obtaining pre-leasing expressions of interest before the Company's decision to acquire the property is made.

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

ITEM 2. PROPERTIES

The Company maintains its principal executive and management office at 1696 Northeast Miami Gardens Drive; North Miami Beach, Florida in the Shops at Skylake.

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

The following table provides a brief description of each of the Company's Existing Properties:

Property	Date Acquired	GLA (Sq. Ft.) at Dec. 31, 2000	Number of Tenants (1)	Net Operating Income for the Year Ended Dec. 31, 2000	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2000	Percent Leased at Dec. 31, 2000	Certain Tenants (2)
Supermarket and Drugstore Anchored Centers
North Florida
Atlantic Village Atlantic Beach	June 1995	100,559	25	$897,032	$9.81	95.0%	Publix, Jo-Ann Fabrics, Dollar Tree
Beauclerc Village Jacksonville	May 1998	67,927	12	$395,212	$6.47	95.4%	Big Lots, Walgreens*
Commonwealth Jacksonville	February 1994	81,467	16	$518,262	$8.16	96.4%	Winn-Dixie, Rent-A-Center, Pizza Hut
Forest Village Tallahassee	January 1999	69,726	16	$295,962	$9.83	88.5%	Publix, Video Warehouse, Waffle House
Fort Caroline Jacksonville	January 1994	74,546	13	$434,004	$7.14	92.7%	Winn-Dixie, Eckerd* (Bealls Outlet), McDonalds
Losco Corners Jacksonville	May 1999	8,700	7	$37,714	$18.96	63.2%	Winn-Dixie (3)
Mandarin Landing Jacksonville	December 1999	141,565	37	$903,726	$8.63	97.0%	Publix, Office Depot, Eckerd, Aqua Zoo
Monument Point Jacksonville	January 1997	75,128	15	$451,610	$6.44	100.0%	Winn-Dixie, Eckerd
Oak Hill Jacksonville	December 1995	78,492	19	$331,874	$6.31	81.9%	Publix, Walgreens* (Bonus Dollar)
Central Florida
Eustis Square Eustis	October 1993	126,791	28	$704,139	$6.67	93.1%	Publix, Walgreens* (Bealls Outlet), Bealls
Forest Edge Orlando	December 1996	68,631	12	$394,346	$6.97	100.0%	Winn-Dixie, Auto Zone, Rent-A-Center
Lake Mary Center Lake Mary	November 1995	303,500	61	$3,893,254 (4)	$11.04	85.4% (5)	Albertson's, Kmart, Bank of America, Chili's, Burger King (5)
Park Promenade Orlando	January 1999	125,818	28	$1,013,726	$9.11	100.0%	Publix, Orange County Library
Walden Woods Plant City	January 1999	74,336	10	$462,261	$6.57	100.0%	Winn-Dixie*, Walgreens
Florida West Coast
East Bay Plaza Largo	July 1993	85,426	23	$438,594	$7.56	81.5%	Albertson's (3), Scottys*, Hollywood Video, Boat US
Mariners Crossing Spring Hill	September 2000	85,507	15	$140,153	$7.89	100.0%	Kash 'n Karry, Movie Gallery, Dollar General
Shoppes of North Port North Port	December 2000	84,705	22	$58,983	$9.21	97.4%	Publix, Bealls Outlet
Summerlin Square Fort Myers	June 1998	109,156	27	$966,035	$10.23	94.1%	Winn-Dixie, Eckerd, West, Marine, Mobil, Perkins
South Florida
Bird Ludlum Miami	August 1994	192,282	49	$2,485,915	$13.52	98.1%	Winn-Dixie, Eckerd, Boat US, McDonalds, Bank of America, Blockbuster
Lantana Village Lantana	January 1998	173,110	26	$992,470	$6.29	97.9%	Winn-Dixie, Kmart, Burger King, Dennys
Pine Island Davie	August 1999	254,907	48	$2,117,501	$8.98	100.0%	Publix, Home Depot Expo, Rite Aid* (Bealls Outlet), Radio Shack, First Union
Plaza del Rey Miami	August 1991	50,146	21	$518,972	$12.56	96.4%	Navarro Pharmacy, Rent-A-Center, Discount Auto
Point Royale Miami	July 1995	209,863	28	$994,916	$6.27	98.6%	Winn-Dixie, Best Buy, Eckerd, Dollar Tree
Ridge Plaza Davie	August 1999	155,204	28	$1,078,975	$8.49	94.0%	AMC Theatre, Kabooms, Republic Security Bank, Uncle Funny's, Round Up
Shops at Skylake North Miami Beach	August 1997 (6)	150,702	38	$1,546,645	$14.56	96.4%	Publix, Radio Shack, First Union, Blockbuster, McDonalds
West Lakes Plaza Miami	November 1996	100,747	27	$945,654	$10.45	100.0%	Winn-Dixie, Navarro Pharmacy, Rent-A-Center, GNC
Total/Weighted Average Supermarket and Drugstore Anchored Centers		3,048,941	651	$23,017,935	$9.06	95.1%
Other Commercial Properties
Diana Building West Palm Beach	February 1995	18,707	5	$179,206	$14.14	100.0%	Dax Bar & Grill, Jester.com
Equity One Office Building Miami Beach	April 1992	28,780	11	$255,902	$16.29	75.7%	Gambro
Mandarin Mini-storage Jacksonville	May 1994	52,880	534	$186,831	N/A	91.6%	N/A
Montclair Apartments Miami Beach	August 1998	9,375	20	$66,916	N/A	100.0%	N/A
Restaurant Property Miami Beach	April 1998	10,000	1	$38,396	N/A	0.0%	N/A

Total/Weighted Average Other Commercial Properties		119,742	571	$727,251	$15.30	82.1%	(7)
Total/Weighted Average All Properties		3,168,683	1,222	$23,745,186	$9.15	94.6%	(7)
(1)	Number of Tenants includes both leased and vacant units.
(2)	Certain Tenants include Supermarket Anchor Tenants, Other Anchor Tenants and certain Non-anchor Tenants.
(3)	This tenant is on an adjacent or contiguous, separately owned parcel and does not pay rent or any expense recoveries to the Company.
(4)	Lake Mary's Net Operating Income includes $1.07 million of lease termination fees.
(5)	Does not include Sun Star Theatres, which commenced operations on January 28, 2001. Including their 35,712 square foot lease would increase Lake Mary's occupancy to 97.2%.
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

 The following table provides information regarding (1) developable land parcels owned by the Company adjacent to the Existing Properties, (2) land owned by the Company and held for redevelopment/development, and (3) land parcels which the Company has an option to acquire:

Property	Location	Acreage	Number of Parcels	Developable Square Feet	Current Zoning
Land Parcels Adjacent to Existing Properties
Adjacent to Commonwealth	Jacksonville, FL	0.50	1	6,000	Retail
Adjacent to Equity One Office Building	Miami-Beach, FL	0.80	3	70,000	Office
Adjacent to Forest Village	Tallahassee, FL	13.40	1	120,000	Retail
Adjacent to Fort Caroline	Jacksonville, FL	0.50	1	2,000	Retail
Adjacent to Lake Mary (1)	Lake Mary, FL	4.00	1	45,000	Retail
Adjacent to Lantana Village	Lantana, FL	1.25	2	8,000	Retail
Adjacent to Mandarin Landing	Jacksonville, FL	1.00	1	3,000	Retail
Adjacent to Shops at Skylake (2)	Jacksonville, FL	0.25	1	10,000	Retail
Adjacent to Oak Hill	N. Miami Beach, FL	6.00	1	105,000	Retail
Adjacent to Summerlin Square	Fort Myers, FL	9.58	2	106,000	Retail
Total--Land Adjacent to Existing Properties		37.28	14	475,000
Redevelopment/Development Properties (3)
Coral Way N.E.	Miami-Dade, FL	4.05	1	30,000	Retail
Total--Redevelopment/ Development Properties		4.05	1	30,000
Option Properties
Coral Way S.E.	Miami-Dade, FL	8.50	1	100,000	Retail
Adjacent to Bird Ludlum	Miami, FL	6.20	1	25 units	Residential
Total--Option Properties		14.70	2	100,000
Total		56.03	17	605,000
(1)	The 45,000 square foot addition is currently under development with an expected completion at year-end 2001.
(2)	Does not include the land attributable to a 24,000 square foot addition, which is substantially complete.
(3)	Does not include the ten-acre Pompano parcel. See "Recent Developments".

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

Bird Ludlum. Bird Ludlum is a 192,282 square foot Supermarket Center occupied by 49 tenants, located at the intersection of Bird Road and Ludlum Road approximately one mile east of the Palmetto Expressway, in Miami, Florida. A nearby traffic report on Bird Road was counted at 64,000 cars per day. Bird Ludlum is located in a densely populated trade area of Miami with a population of over 152,122 within a three-mile radius, and a median household income of $53,180 per year. This property includes five out-parcel buildings, and has attracted a full range of national and regional tenants including Winn-Dixie, Eckerd, Blockbuster, Radio Shack and Little Caesars. Out parcel buildings are occupied by Vision Works, McDonalds, Dairy Queen, Jiffy Lube and Bank of America.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

Market Information and Dividends

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

 Sale of Unregistered Securities

On November 17, 2000, the Company sold one million unregistered shares of the Company's common stock to Alony Hetz Properties & Investments Ltd. ("Alony Hetz") at a price of $10.875 per share, resulting in net proceeds to the Company of $10.875 million. The shares were issued to Alony Hetz pursuant to exemptions from the registration requirements of the Securities Act of 1933 provided by Section 4(2) and Regulation D thereof. We exercised reasonable care to assure that Alony Hetz did not purchase these shares with a view to their distribution.

During 2000, we issued options to one officer to purchase 175,000 shares of our common stock at a price of $9.90 per share, and options to one employee to purchase 50,000 shares of our common stock at a price of $10.00 per share. These issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

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

		Year Ended December 31,
	2000	1999	1998	1997	1996
Statement of Operations Data:
Total revenues	$34,442	$30,977	$25,626	$20,545	$16,714

Operating expenses	9,184	7,082	5,965	5,245	4,370
Depreciation and amortization	4,217	3,502	2,881	2,392	2,067
Interest expense	7,411	5,086	5,014	5,681	5,380
Put option expense			1,320	--	--
General and administrative expenses	2,361	1,622	1,381	1,029	977
Minority interest in earnings of consolidated subsidiary	--	96	--	--	--
Total expenses	23,173	17,388	16,561	14,347	12,794

Net income	$11,269	$13,589	$9,065	$6,198	$3,920

Basic earnings per share (1)	$0.97	$1.26	$1.01	$0.96	$0.79
Diluted earnings per share (1)	$0.95	$1.26	$1.00	$0.87	$0.69
Balance Sheet Data:
Total rental properties, before accumulated depreciation	$243,062	$216,588	$148,087	$126,441	$106,706
Total assets	239,042	212,497	152,955	126,903	111,822
Mortgage notes payable	121,675	97,752	67,145	71,004	66,831
Total liabilities	134,788	121,068	71,737	73,323	68,727
Shareholders equity	104,254	91,429	81,218	53,580	43,095
Other Data:
EBITDA to interest coverage ratio (2)	3.1	3.6	3.1	2.5	2.1
Funds from operations (3)	$15,542	$13,354	$10,598	$8,576	$5,957
Cash flows from:
Operating activities	13,611	20,169	3,697	8,843	6,680
Investing activities	(19,201)	(62,239)	(23,824)	(6,173)	(18,277)
Financing activities	5,485	40,903	19,123	(2,023)	12,778

GLA (thousand square feet) (at end of period)	3,169	2,836	2,078	2,004	1,807
Occupancy (at end of period)	95%	95%	95%	93%	91%
(1)		Calculated in accordance with SFAS No. 128.
(2)

EBITDA to interest coverage ratio is the ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense including the amortization of deferred financing costs. The 1999 ratio excludes a $3,814 gain on the sale of real estate from EBITDA, while the 1998 ratio excludes a $2,632 gain on the sale of real estate and the $1,320 put option expense from EBITDA.

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

____________________________________________________________

* Restated to conform to NAREITs current FFO definition.

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

As a result of the foregoing, net income decreased by $2.3 million, or 17.1%, to $11.3 million in 2000 from $13.6 million in 1999, and FFO increased by $2.1 million, or 16.4%, to $15.5 million in 2000 from $13.4 million in 1999.

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

As a result of the foregoing, net income increased by $4.5 million, or 49.9%, to $13.6 million in 1999 from $9.1 million in 1998, and FFO increased by $2.8 million, or 26.0%, to $13.4 million in 1999 from $10.6 million in 1998.

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

Net cash provided by financing activities of $5.5 million for the year ended December 31, 2000 included (i) mortgage note payoffs of $2.5 million and principal payments on mortgage notes of $4.3 million, (ii) borrowings under new mortgage notes of $26.4 million, (iii) net reduction on the Credit Agreement and other floating rate facilities of $15.2 million, (iv) cash dividends paid to common stock shareholders of $13.2 million, (v) proceeds from the issuance of stock under the Company's Dividend Reinvestment and Stock Purchase Plan of $3.5 million, (vi) the other stock issuances of $11.2 million which included $10.9 million from the sale of one million shares at a price of $10.875 per share to Alony Hetz, and (vii) other miscellaneous uses of $336,000, compared to net cash provided by financing activities of approximately $40.9 million for the year ended December 31, 1999, which included: (i) a mortgage note payoff of $1.2 million and principal payments on mortgage notes of $2.3 million, (ii) borrowings under new mortgage notes of $31.2 million, (iii) net borrowings under the Credit Agreement of $18.9 million, (iv) cash dividends paid to common stock shareholders of $11.2 million, (v) proceeds from the exercise of C-Warrants to purchase common stock of $8.2 million, (vi) payment to a former shareholder of $2.1 million upon the exercise of his put options, and (vii) other miscellaneous uses of $661,000.

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

MORTGAGE INDEBTEDNESS

The following table sets forth certain information regarding mortgage indebtedness of the Company related to the Existing Properties as of December 31, 2000 (dollars in thousands):

	Interest Rate	Amount	Projected Interest Payments for 2001	Maturity Date	Balance Due at Maturity
NORTH FLORIDA
Atlantic Village	6.850%	$ 4,738	$ 320	November 2018	$ 0
Commonwealth	7.000	3,062	211	February 2008	2,216
Fort Caroline	9.350	2,174	200	March 2009	1,280
Oak Hill	7.625	2,183	164	January 2006	1,713

CENTRAL FLORIDA
Eustis Square	9.000	4,716	415	July 2002	4,345
Forest Edge	6.900	1,745	117	October 2002	1,567
Lake Mary	7.850	10,273	787	December 2010	2,419
Park Promenade	8.100	6,462	529	February 2010	5,834
Walden Woods	7.875	2,681	208	August 2006	2,071

FLORIDA WEST COAST
Mariners Crossing	7.080	3,507	250	March 2008	3,154
Shoppes of North Port	6.650	4,363	288	September 2010	3,301
Summerlin Square	6.750	4,624	305	February 2014	0

SOUTH FLORIDA
Bird Ludlum	7.680	11,860	894	February 2015	0
Lantana	6.950	4,082	280	February 2005	3,498
Pine Island/Ridge Plaza	6.910	25,881	1,804	July 2008	23,104
Plaza Del Rey	8.125	2,521	199	September 2011	0
Point Royale	7.950	5,171	404	July 2010	2,502
Shops at Skylake	7.650	16,276	1,237	August 1, 2010	13,124
West Lakes	7.875	5,356	415	June 2016	130

Total/Weighted Average	7.480%	$121,675	$9,027		$70,258

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

The Company's financial results are affected by general economic conditions in the markets in which its properties are located. An economic recession, or other adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. Supermarket and Other Anchor Tenants and drugstore tenants that offer day-to-day necessities rather than luxury items anchor the Existing Properties. These types of tenants, in the experience of the Company, generally maintain more consistent sales performance during periods of adverse economic conditions.

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

The Company has tested its sensitivity to changes in interest rates and believes any impact would be moderate since most of the Company's debt bears interest at fixed rates and is, therefore, not subject to interest rate fluctuations .

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following consolidated financial information is included as a separate section of this Form 10-K:

1. Financial Statements:
PAGE

Independent Auditors Report	F-1
Balance Sheets	F-2
Statements of Operations	F-4
Statements of Stockholders Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-9

2. Report of Deloitte & Touche LLP, Independent Auditors	S-1
Schedule III - Real Estate Investments and Accumulated Depreciation	S-2
Schedules I, II, IV and V are not required to be filed.
3. Exhibits:

EXHIBIT NO. DESCRIPTION

3.1	Articles of Amendment and Restatement of the Company. (Exhibit 3.1; Amendment No. 5) (1)
3.2	Amended and Restated Bylaws of the Company. (Exhibit 3.2; Amendment No. 5) (1)
10.1	Form of Indemnification Agreement. (Exhibit 10.1; Amendment No. 2) (1)
10.2	Employment Agreement, dated as of January 1, 1996 by and between the Company and Chaim Katzman. (Exhibit 10.2; Amendment No. 2) (1)
10.3	Employment Agreement, dated as of January 1, 1996 by and between the Company and Doron Valero. (Exhibit 10.3; Amendment No. 2) (1)
10.4	1995 Stock Option Plan, as amended. (2)
10.5

Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy, Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No. 3)

10.6	Stock Pledge Agreement, dated June 17, 1996, by and between Chaim Katzman and the Company. (Exhibit 10.7; Amendment No. 2) (1)
10.7	Promissory Note, in the amount of $1,128,750 from Chaim Katzman payable to the Company. (Exhibit 10.8; Amendment No. 3) (1)
10.8	Stock Pledge Agreement, dated December 30, 1996, by and between the Company and Doron Valero. (Exhibit 10.9; Amendment No. 2) (1)
10.9	Promissory Note, in the amount of $396,000 from Doron Valero payable to the Company. (Exhibit 10.10; Amendment No. 3) (1)
10.10	Use Agreement, regarding use of facilities, by and between Gazit (1995), Inc. and the Company, dated January 1, 1996. (1)
10.11	Master Credit Agreement, dated February 4, 1999, by and between the Company and City National Bank of Florida. (Exhibit 10.33) (3)
10.12	Agreement for Purchase and Sale, dated June 8, 1999 between the Company and Pine Island Commons, Ltd. (Exhibit 10.35)(4)
10.13	2000 Executive Incentive Plan. (5)
10.14	First Amended Employment Agreement dated April 6, 2000 between Howard Sipzner and the Company. *
21.1	List of Subsidiaries of Registrant. *
23.1	Consent of Deloitte & Touche LLP, Certified Public Accountants. *

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.
(1)	Previously filed with the Company's Registration Statement on Form S-11 (Registration No. 333-3397) and incorporated herein by reference.
(2)	Previously filed with the Company's Schedule 14A for the Annual Meeting of the Stockholders held on June 30, 1999, and incorporated herein by reference.
(3)	Previously filed with the Company's Form 10-Q for the quarterly period ended March 31, 1999, and incorporated herein by reference.
(4)	Previously filed with the Company's Form 8-K dated August 26, 1999, and incorporated herein by reference.
(5)	Previously filed with the Company's Schedule 14A for the Annual Meeting of the Stockholders held on June 23, 2000, and incorporated herein by reference.
* Filed herewith

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY ONE, INC.	EQUITY ONE, INC.
Date: April 20, 2001	By:/s/ Chaim Katzman Chaim Katzman
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Chaim Katzman	Chairman of the Board and Chief Executive Officer	April 20, 2001
Chaim Katzman	(Principal Executive Officer)

/s/ Doron Valero	President, Chief Operating Officer	April 20, 2001
Doron Valero	and Director

/s/ Howard M. Sipzner	Treasurer and Chief Financial Officer	April 20, 2001
Howard M. Sipzner	(Principal Financial Officer)

/s/ Noam Ben Ozer	Director	April 20, 2001
Noam Ben Ozer

/s/ Dr. Shaiy Pilpel	Director	April 20, 2001
Dr. Shaiy Pilpel

/s/ Robert Cooney	Director	April 20, 2001
Robert Cooney

/s/ Ronald Chase	Director	April 20, 2001
Ronald Chase

/s/ Dori Segal	Director	April 20, 2001
Dori Segal

/s/ Nathan Hetz	Director	April 20, 2001
Nathan Hetz

/s/ Peter Linneman	Director	April 20, 2001
Peter Linneman

EQUITY ONE, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets as of December 31, 2000 and 1999 and the Related Consolidated Statements4 of Operations, Comprehensive Income, Stockholders' Equity and Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 and Independent Auditors' Report

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

3. ACCOUNTS AND OTHER RECEIVABLES

Composition in the consolidated balance sheets:

	2000	1999

Tenants	$2,020	$2,278
Accrued interest and dividends receivable - institutions	35	48
Employee loans and advances	64	59
Accrued asset management fee	343	-
Allowance for doubtful accounts	(228)	(176)

Total	$2,234	$2,209
4. RENTAL PROPERTY

Composition in the consolidated balance sheets:

	Land Held for Development	Land, Buildings and Equipment	Building Improvements	Construction in Progress

Cost					Total
Balance at beginning of year	$15,401	$186,154	$6,311	$8,722	$216,588
Additions in the reporting year	207	30,544	1,917	13,667	46,335
Dispositions in reporting year	(4,600)			(15,261)	(19,861)

Balance at end of year	11,008	216,698	8,228	7,128	243,062

Accumulated Depreciation

Balance at beginning of year		10,564	1,105		11,669
Depreciation for the year		3,591	576		4,167
Reduction of depreciation

Balance at end of year		14,155	1,681		15,836

Undepreciated balance
as of December 31, 2000	$11,008	$202,543	$6,547	$7,128	$227,226

Undepreciated balance
as of December 31, 1999	$15,401	$175,590	$5,206	$8,722	$204,919

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

In accordance with SFAS No. 123, the following is a summary of the Company's stock option activity for the years ended December 31, 2000, 1999 and 1998:

	2000		1999		1998
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	737,331	$10.448	777,331	$10.407	644,000	$11.840
Granted	332,000	9.947	58,000	10.378	293,331	11.040
Forfeited	(116,000)	12.047	(50,000)	11.825	(160,000)	12.375
Exercised	-	-	(48,000)	8.250	-	-

Outstanding, end of year	953,331	$10.079	737,331	$10.448	777,331	$10.407

Exercisable, end of year	716,331	$10.076	446,999	$10.213	327,416	$9.852

Weighted average fair value
of options granted
during the year		$0.920		$1.358		$0.920

The following table summarizes information about outstanding stock options as of December 31, 2000:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.900	175,000	8.7	$9.900	43,750	$9.900
$10.000	698,331	5.7	$10.000	637,581	$10.000
$10.438	50,000	8.7	$10.438	12,500	$10.438
$12.375	30,000	6.0	$12.375	22,500	$12.375

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

8. EARNINGS PER SHARE

In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income for the years ended December 31, 2000, 1999 and 1998:
	For the Year Ended December 31, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$11,269

Basic EPS

Income available to common stockholders	$11,269	11,651,126	$0.97

Effect of Dilutive Securities
Walden Woods Village, Ltd.		93,656
Employee restricted stock		121,561
Convertible partnership units	20	19,317
Total Effect of Dilutive Securities	20	234,534

Diluted EPS
Income available to common
Stockholders + assumed conversions	$11,289	11,885,660	$0.95

	For the Year Ended December 31, 1999
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$13,589

Basic EPS
Income available to common stockholders	$13,589	10,804,574	$1.26

Effect of Dilutive Securities
Walden Woods Village, Ltd.	95	93,656
Employee restricted stock	-	3,123

Total Effect of Dilutive Securities	95	96,779

Diluted EPS
Income available to common
Stockholders + assumed conversions	$13,684	10,901,353	$1.26
	For the Year Ended December 31, 1998
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$9,065

Basic EPS
Income available to common stockholders	$9,065	8,979,364	$1.01

Effect of Dilutive Securities
Series C Warrants		90,793
Stock Options		4,304
Total Effect of Dilutive Securities		95,097

Diluted EPS
Income available
to common stockholders + assumed conversions	$9,065	9,074,461	$1.00
9. FUTURE MINIMUM RENTAL INCOME COMMITMENTS AND CONTINGENT LIABILITIES

Future minimum rental income under noncancelable operating leases approximates the following as of December 31, 2000:
Year Ending
December 31,	Amount

2001	$ 25,341
2002	22,893
2003	20,200
2004	17,265
2005	14,124
Thereafter	73,394

Total	$ 173,217

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