Form 10-Q
period 2001-03-31
EQUITY ONE INC
filed 2001-05-14
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File No. 0001042810

EQUITY ONE, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

1696 N.E. Miami Gardens Drive
North Miami Beach, Florida 33179
(Address of Principal Executive Offices)

(305) 947-1664
(Issuer's Telephone Number, Including Area Code)

(State or Other Jurisdiction of Incorporation or Organization) Maryland	(I.R.S. Employer Identification No.) 52-1794271

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Applicable only to Corporate Issuers:

As of the close of business on May 14, 2001, 13,011,901 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.
EQUITY ONE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q QUARTER ENDED MARCH 31, 2001

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets-
As of March 31, 2001 (unaudited) and December 31, 2000	3

Condensed Consolidated Statements of Operations-
For the three-month periods ended March 31, 2001 and 2000 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income-
For the three-month periods ended March 31, 2001 and 2000 (unaudited)	5

Condensed Consolidated Statements of Stockholders' Equity-
For the three-month periods ended March 31, 2001 and 2000 (unaudited)	6

Condensed Consolidated Statements of Cash Flows-
For the three-month periods ended March 31, 2001 and 2000 (unaudited)	7

Notes to the Condensed Consolidated Financial Statements	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Changes in Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	14

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Rental Properties
Land, building and equipment	$219,932	$216,698
Building improvements	9,263	8,228
Land held for development	10,977	11,008
Construction in progress	7,272	7,128
Total rental properties	247,444	243,062
Accumulated depreciation	(17,044)	(15,836)
Rental properties, net	230,400	227,226
Cash and cash equivalents	783	322
Restricted cash	4,356	4,273
Securities available for sale	1,564	1,403
Accounts and other receivables, net	913	2,234
Due from related parties	12	47
Deposits	1,505	822
Prepaid and other assets	1,185	667
Deferred expenses, net	1,401	1,404
Goodwill, net	631	644

Total assets	$242,750	$239,042

Liabilities and Stockholders' Equity
Liabilities
Mortgage notes payable	$125,540	$121,675
Credit Agreement	3,772	4,243
Accounts payable and accrued expenses	3,067	2,857
Tenants' security deposits	1,666	1,476
Deferred rental income	709	662
Minority interest in equity of consolidated subsidiary	3,869	3,875

Total liabilities	138,623	134,788

Stockholders' Equity
Common stock	129	128
Additional paid-in capital	106,171	105,368
Retained earnings	131	423
Accumulated other comprehensive income	(150)	(311)
Unamortized restricted stock compensation and notes receivable	(2,154)	(1,354)

Total stockholders' equity	104,127	104,254

Total liabilities and stockholders' equity	$242,750	$239,042

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Revenues
Rental income	$9,165	$8,034
Management fees	526	31
Investment revenue	136	39

Total revenues	9,827	8,104

Costs and Expenses
Operating expenses	2,733	2,178
Depreciation and amortization	1,207	967
Interest	2,082	1,726
General and administrative expenses	718	573
Goodwill amortization expense	13	13
Minority interest in earnings of consolidated subsidiary	--	24

Total costs and expenses	6,753	5,481

Net income	$3,074	$2,623

Earnings per share:

Basic earnings per share	$0.24	$0.23

Number of shares used in computing basic earnings per share	12,706	11,299

Diluted earnings per share	$0.23	$0.23

Number of shares used in computing diluted earnings per share	13,232	11,479

See accompanying notes to the condensed consolidated financial statements.
EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Net income	$3,074	$2,623

Other comprehensive income
Net unrealized holding gain on securities available for sale	161	56
Comprehensive income	$3,235	$2,679

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Unamortized Restricted Stock Compensation and Notes Receivable	Total Stockholders' Equity

Three Months Ended March 31, 2001
Balance, January 1, 2001	$128	$105,368	$423	$(311)	$(1,354)	$104,254
Issuance of common stock	1	811			(800)	12
Stock issuance cost		(8)				(8)
Net income			3,074			3,074
Net unrealized holding gain on securities available for sale				161		161
Dividends paid			(3,366)			(3,366)

Balance, March 31, 2001 (Unaudited)	$129	$106,171	$131	$(150)	$(2,154)	$104,127

Three Months Ended March 31, 2000
Balance, January 1, 2000	$113	$89,990	$2,390	$(519)	$(545)	$91,429
Issuance of Common Stock	3	2,835				2,838
Stock issuance cost		(133)				(133)
Net income			2,623			2,623
Net unrealized holding gain on securities available for sale				56		56
Dividends paid			(2,990)			(2,990)

Balance, March 31, 2000 (Unaudited)	$116	$92,692	$2,023	$463	$(545)	$93,823

See accompanying notes to the condensed consolidated financial statements.
EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
Three Months Ended March 31,
	2001	2000
	(Unaudited)
Operating Activities
Net income	$3,074	$2,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,282	1,052
Provision for losses on accounts receivable	25	32
Minority interest in earnings of consolidated subsidiary	--	24
Changes in assets and liabilities:
Restricted cash	(83)	--
Accounts and other receivables	1,296	985
Deposits	(683)	(643)
Prepaid and other assets	(518)	(195)
Accounts payable and accrued expenses	210	898
Deferred rental income	190	59
Tenants' security deposits	47	66
Due from related parties	35	28

Net cash provided by operating activities	4,875	4,929

Investing Activities
Additions to rental property	(4,382)	(5,416)
Purchases of securities	--	(11)

Net cash used in investing activities	(4,382)	(5,427)

Financing Activities
Repayments of mortgage notes payable	(835)	(675)
Borrowings under mortgage notes payable	4,700	6,500
Repayments under credit agreement	(471)	(4,389)
Cash dividends paid to stockholders	(3,366)	(2,990)
Stock subscription and issuance	12	1,714
Stock issuance cost	(8)	(133)
Deferred financing expenses, net	(58)	260
Change in minority interest	(6)	(24)

Net cash (used in ) provided by financing activities	(32)	263

Net Increase (Decrease) in Cash and Cash Equivalents	461	(235)

Cash and Cash Equivalents, Beginning of Period	322	427

Cash and Cash Equivalents, End of Period	$783	$192

		(Continued)

EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

Three Months Ended March 31,
	2001	2000
	(Unaudited)
Supplemental Disclosure

Cash paid for interest, net of amount capitalized	$1,997	$1,695

Supplemental Schedule of Non-cash Investing and Financing Activities

Change in unrealized holding gain on securities available for sale	$161	$56

Issuance of restricted stock	$811	$1,124

See accompanying notes to the condensed consolidated financial statements. (Concluded)
EQUITY ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

1.	Basis of Presentation

The accompanying interim condensed financial data of Equity One, Inc. (the "Company") are unaudited; however, in the opinion of management, the interim data include all adjustments necessary for a fair presentation of the results for the interim periods. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

The results of operations for the three-month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The December 31, 2000 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 appearing in the Company's Form 10-K405/A filed with the Securities and Exchange Commission.

2.	Significant Accounting Policies

The significant accounting policies applied in the preparation of the condensed consolidated financial statements are identical to those applied in the preparation of the most recent annual consolidated financial statements.

3.	Earnings Per Share

Basic earnings per share are computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

4.	Minority Interest

On January 1, 1999, a wholly-owned subsidiary of the Company, Equity One (Walden Woods) Inc. (the "Walden Woods General Partner"), entered into a limited partnership as a general partner. An income producing shopping center was contributed by its owners (the "Walden Woods Minority Partners"), and the Walden Woods General Partner contributed 93,656 shares of common stock to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net asset value of the property contributed by the Walden Woods Minority Partners, each of the partners received 93,656 limited partnership units. The Company and the Walden Woods Minority Partners have entered into an agreement (the "Redemption Agreement") whereby the Walden Woods Minority Partners can request that the Company purchase back all or part of the common stock at $10.30 per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented as a liability. In addition, under the terms of the limited partnership agreement, the Walden Woods Minority Partners do not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the Walden Woods Minority Partners to the extent of the dividends declared. The 93,656 shares of common stock of the Company held by the consolidated limited partnership are not considered outstanding in the condensed consolidated financial statements.

On December 5, 2000, a wholly-owned subsidiary of the Company, Equity One (North Port), Inc., entered into a limited partnership (the "Shoppes of North Port, Ltd.") as a general partner. An income producing shopping center ("Shoppes of North Port") was contributed by its owners (the "North Port Minority Partners") and the Company contributed an income producing property to a limited liability company wholly-owned by the Shoppes of North Port, Ltd. Both the North Port Minority Partners and the general partner were issued operating partnership units ("OPUs") based on the net value of the properties contributed. The North Port Minority Partners received 261,850 OPUs which can be redeemed for the Company's common stock on a one-for-one basis or cash at an agreed upon price of $11.00 per share no earlier than December 10, 2001, nor later than three and one half years thereafter. Accordingly, the minority interest has been presented as a liability in the accompanying consolidated balance sheet. The North Port Minority Partners receive a preferred quarterly distribution equal to a 9.0% annual return on their initial capital contribution. This amount is reflected as interest expense in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein.

Results of Operations for Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Total revenues increased by approximately $1.7 million, or 21.3% to $9.8 million for the three months ended March 31, 2001 from $8.1 million for the comparable period of 2000. The increase in revenue was primarily the result of the acquisition of properties and the completion of development projects. The acquisition of Mariners Crossing (September 2000), Shoppes of North Port (December 2000) and Pompano Beach (January 2001) contributed $568,000 in revenue growth. The completion of phase one of Forest Village (April 2000), phase two of the Shops at Skylake (July 2000) and several smaller development projects at Lake Mary, Pointe Royale and Losco Corners increased revenues by approximately $517,000. Additional sources of increased revenues were increased third party management fees and commissions of $495,000, increased termination fees of $154,000 and increased interest and dividend income of $97,000, offset by a decline in rental revenue from all other properties of $108,000.

Operating expenses increased by approximately $555,000, or 25.5% to $2.7 million for the three months ended March 31, 2001 from $2.2 million for the comparable period of 2000. The acquisitions and completion of development projects described above resulted in operating expenses increasing by approximately $250,000; the management company's operating expenses increased by $445,000 primarily due to managing a larger in-house portfolio and assuming the property management of eleven third-party owned shopping centers and the asset management of seventeen third-party owned shopping centers; and a decline in operating expenses from all other properties of approximately $140,000.

Depreciation and amortization expense increased by approximately $240,000, or 24.8% to $1,207,000 for the three months ended March 31, 2001, from $967,000 for the comparable period of 2000. The increase resulted primarily from the acquisitions of additional properties and the completion of several development projects, described above.

Interest expense increased by approximately $356,000, or 20.6% to $2.1 million for the three months ended March 31, 2001 from $1.7 million for the comparable period of 2000. The increase in interest expense was primarily due to the following factors: (i) a net increase in mortgage interest of $353,000 primarily due to the assumption of two loans and the closing of one new loan totaling $24.2 million offset by the payoff of one loan of $2.5 million, (ii) other interest of $64,800 related to distributions to the North Port Minority Partners; (iii) a $32,000 reduction in interest on the Lake Mary loan due to a $1.4 million pay down, (iv) a reduction of the line of credit interest by $229,000 due to decreased borrowing under that facility, and (v) a decrease in interest capitalization of $197,000, to $348,300 for the three months ended March 31, 2001 from $544,800 for the comparable period of 2000.

General and administrative expenses increased by $145,000, or 25.3% to $718,000 for the three months ended March 31, 2001 from $537,000 for the comparable period of 2000. The increase was primarily the result of managing the Company's growth, as compensation cost increased $123,200, directors' fees increased $42,300 and all other costs declined $20,500. During the three months ended March 31, 2001, direct costs (primarily payroll) of the development department totaling $143,800 were capitalized, compared to $236,200 for the same period in 2000.

As a result of the foregoing, net income increased by approximately $451,000 or 17.2% to $3.1 million for the three months ended March 31, 2001, compared to $2.6 million for the comparable period of 2000.

Funds from Operations

The Company defines funds from operations ("FFO") consistent with the NAREIT definition as net income before gains (losses) on the sale of real estate, extraordinary items and minority interest, plus real estate depreciation and amortization of capitalized leasing costs. Management believes that FFO should be considered along with, but not as an alternative to net income as defined by accounting principals generally accepted in the United States of America ("GAAP") as a measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of funds available to fund the Company's cash needs. FFO is derived from historical net income as follows:

The following table illustrates the calculation of FFO for the three-month periods ended March 31, 2001 and 2000 (in thousands except per share data):

Three Months Ended March 31,
	2001	2000
Funds from Operations	(Unaudited)
Net income	$3,074	$2,623
Depreciation of real estate assets	1,195	961
Amortization of leasing costs	21	26
Interest on convertible partnership units	64	--
Minority interest	--	24
Funds from operations	$4,354	$3,634
Funds from operations per share (Diluted)	$0.33	$0.32
Weighted average shares outstanding (Diluted)	13,232	11,479

FFO increased by approximately $720,000, or 19.8% to $4.4 million for the three months ended March 31, 2001, from $3.6 million for the comparable period of 2000. The increase is primarily the result of the acquisitions of additional properties and the completion of several development projects, described above.

Cash Flow

Net cash provided by operations of approximately $4.9 million for the three months ended March 31, 2001 included: (i) net income of $3.1 million, (ii) adjustment for non-cash items of $1.3 million, and (iii) a net increase in operating assets and liabilities of $494,000, compared to net cash provided by operations of approximately $4.9 million for the three months ended March 31, 2000, which included (i) net income of $2.6 million, (ii) adjustment for non-cash items reducing cash flow by $1.1 million, and (iii) a net increase in operating assets and liabilities of $1.2 million.

Net cash used in investing activities of approximately $4.4 million for the three months ended March 31, 2001 included: (i) the acquisition of the Pompano Beach property for $2.9 million, (ii) construction and development cost of $1.4 million of which $952,000 is attributed to Skylake, and (iii) other capital improvements of $107,000.

Net cash used in financing activities of $32,000 for the three months ended March 31, 2001 included (i) principal payments on mortgage notes of $835,000, (ii) borrowings under new mortgage notes of $4.7 million, (iii) repayments on the Credit Agreement of $471,000, (iv) cash dividends paid to common stockholders of $3.4 million, and (v) other miscellaneous uses of $60,000.

Liquidity and Capital Resources

Historically, the principal sources of funding for the Company's operations, including the renovation, expansion, development and acquisition of the Existing Properties have been operating cash flows, the issuance of equity securities, the placement of mortgage loans and periodic borrowings under the Company's Credit Agreement (as defined below). The Company's principal demands for liquidity are maintenance, repair and tenant improvements relating to the Existing Properties, acquisitions and development activities, debt service and repayment obligations, and distributions to its stockholders.

On February 4, 1999, the Company secured a $35.0 million credit agreement with City National Bank of Florida (the "Credit Agreement"). The Credit Agreement accrues interest at 225 basis points over the thirty-day LIBOR rate, payable monthly, adjusted every six months and matures February 4, 2002. Advances under the Credit Agreement will be used to fund property acquisitions, development activities and other Company activities. On March 31, 2001, the limitation on advances under the Credit Agreement was approximately $20.6 million, with future increases conditioned on the posting of additional collateral. The Credit Agreement is currently secured by mortgages on a portion of the Shops at Skylake, and on East Bay Plaza, Beauclerc Village, Mandarin Landing, Mandarin Mini-storage, Equity One Office Building and Montclair Apartments.

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

On November 17, 2000, the Company closed the sale of one million shares of the Company's common stock to Alony Hetz Properties & Investments, Ltd. ("Alony Hetz") at a price of $10.875 per share. As stipulated in the subscription agreement between Alony Hetz and the Company, Alony Hetz is obligated to purchase and the Company is obligated to sell an additional 925,000 shares on or before August 17, 2001 at a price of $10.875 per share (the "Additional Alony Hetz Shares"). Alony Hetz also holds 375,000 and 650,000 warrants exercisable at a price of $10.875 per share through December 31, 2001 and 2002, respectively.

As of March 31, 2001, the Company had total mortgage indebtedness of $125.5 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average annualized rate of 7.48% and collateralized by 21 of the Existing Properties, as well as $3.8 million outstanding under the Credit Agreement in accordance with the terms described above.

As of March 31, 2001, the percentage of the total real estate cost of the Company's Existing Properties that was encumbered by debt was 50.2%. None of the existing mortgages are subject to cross default provisions of mortgages on other properties nor are any cross-collateralized.

As of May 11, 2001, the outstanding balance under the Credit Agreement had been reduced to $1.9 million. In addition to the outstanding balance, the Credit Agreement has also been used to provide a $1.0 million letter of credit in connection with the Pine Island/Ridge Plaza financing, a $115,000 letter of credit in connection with the Forest Village financing and to support $440,000 in escrows for property taxes on the properties comprising the collateral.

Development of the second phase of Forest Village, totaling approximately 100,000 square feet has not commenced, but is anticipated to be completed in 2003 at an estimated cost of $7.0 million. Development of phase three of the Shops at Skylake, totaling approximately 105,000 square feet has not commenced, but is anticipated to be completed in 2003 at an estimated cost of $7.3 million. The Company expects to fund the costs of these development projects from cash flow from operations, proceeds from the sale of the Additional Alony Hetz Shares, borrowings under the Credit Agreement and other sources of cash, including obtaining permanent debt on certain unencumbered existing properties. Upon stabilization, the Company expects these developments to have a positive effect on cash generated by operating activities and FFO.

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

During the three months ended March 31, 2001, the Company declared a quarterly cash dividend of $0.26 per outstanding share of common stock which was paid to shareholders of record on March 30, 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease, and interest expense from the variable component of the Company's debt balances will move in the same direction. With respect to its investment portfolio, changes in interest rates generally do not affect the Company's interest income as its investments are predominantly in equity securities. With respect to its mortgage notes payable, changes in interest rates generally do not affect the Company's interest expense as its mortgage notes payable are predominantly fixed-rate. However, at March 31, 2001, the Company was obligated in the amount of $3.8 million under the Credit Agreement, a variable-rate note payable, that is subject to interest rate risk. As noted above, the outstanding balance under the Credit Agreement had been reduced to $1.9 million as of May 11, 2001.

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

The Company has tested its sensitivity to changes in interest rates and believes any impact would be moderate since most of the Company's debt bears interest at fixed rates and is , therefore, not subject to interest rate fluctuations.

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

Item 2. Changes in Securities and Use of Proceeds

On January 1, 2001 the Company issued to various employees 32,799 shares of unregistered restricted stock that vest under a variety of schedules ranging from one to three years. On January 2, 2001 the Company issued to the non-employee members and Secretary of the Board of Directors a total of 16,000 shares of unregistered restricted stock that vest one-half on December 31, 2001 and one-half on December 31, 2002. On March 15 and 18, 2001, the Company issued to one officer 18,000 and 14,000 shares of unregistered restricted stock, respectively, that vest one-half on the first anniversary of their issuance and one-half on the second anniversary of their issuance.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2001	EQUITY ONE, INC.

/s/ Chaim Katzman
Chaim Katzman
Chief Executive Officer
(Principal Executive Officer)

/s/ Howard M. Sipzner
Howard M. Sipzner
Chief Financial Officer
(Principal Accounting Financial Officer)