Form 10-K/A
period 2000-12-31
EQUITY ONE INC
filed 2001-07-18
CIK 1042810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 2

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

                 Registrant's telephone number: (305) 947-1664

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                    Name of exchange on which registered
     -------------------                    ------------------------------------
 COMMON STOCK, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE


           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of July 17, 2001, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $51,880,526.96.

         As of July 17, 2001, the number of outstanding shares of Common Stock par value $.01 per share of the Registrant was 13,011,901.

                                EQUITY ONE, INC.

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                                         PART I
ITEM 1.         BUSINESS.................................................................................     3
ITEM 2.         PROPERTIES...............................................................................     7
ITEM 3.         LEGAL PROCEEDINGS........................................................................    19
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................    19

                                                         PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................    20
ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA).......    20
ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....    22
ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................    27
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................    28
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....    28

                                                        PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................    28
ITEM 11.        EXECUTIVE COMPENSATION...................................................................    28
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................    28
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................    28

                                                         PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.........................    29

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

         The following table provides a brief description of each of the Company's Existing Properties:

                                                                          AVERAGE
                                                                NET       MINIMUM
                                                            OPERATING    RENT PER
                                        GLA                 INCOME FOR     LEASED   PERCENT
                                     (SQ. FT.)   NUMBER      THE YEAR      SQ. FT.   LEASED
                                         AT        OF          ENDED        AT         AT
                           DATE        DEC. 31,  TENANTS      DEC. 31,    DEC. 31,   DEC. 31,
       PROPERTY           ACQUIRED       2000       (1)         2000         2000       2000       CERTAIN TENANTS (2)
       --------           --------    ---------   -------    ----------   ---------  ---------    -------------------
SUPERMARKET AND DRUGSTORE ANCHORED CENTERS

NORTH FLORIDA
-------------

Atlantic Village            June        100,559     25        $897,032     $ 9.81      95.0%    Publix, Jo-Ann Fabrics,
     Atlantic Beach         1995                                                                Dollar Tree

Beauclerc Village           May          67,927     12        $395,212     $ 6.47      95.4%    Big Lots, Walgreens*
     Jacksonville           1998

Commonwealth              February       81,467     16        $518,262     $ 8.16      96.4%    Winn-Dixie,
     Jacksonville           1994                                                                Rent-A-Center, Pizza Hut

Forest Village            January        69,726     16        $295,962     $ 9.83      88.5%    Publix, Video Warehouse,
     Tallahassee            1999                                                                Waffle House

Fort Caroline             January        74,546     13        $434,004     $ 7.14      92.7%    Winn-Dixie, Eckerd*
     Jacksonville           1994                                                                (Bealls Outlet), McDonalds

Losco Corners               May           8,700      7        $ 37,714     $18.96      63.2%    Winn-Dixie (3)
     Jacksonville           1999

Mandarin Landing          December      141,565     37        $903,726     $ 8.63      97.0%    Publix, Office Depot,
     Jacksonville           1999                                                                Eckerd, Aqua Zoo

Monument Point            January        75,128     15        $451,610     $ 6.44     100.0%    Winn-Dixie, Eckerd
     Jacksonville           1997

Oak Hill                  December       78,492     19        $331,874     $ 6.31      81.9%    Publix, Walgreens* (Bonus
     Jacksonville           1995                                                                Dollar)

CENTRAL FLORIDA
---------------

Eustis Square             October       126,791     28        $704,139     $ 6.67      93.1%    Publix, Walgreens*
     Eustis                 1993                                                                (Bealls Outlet), Bealls

Forest Edge               December       68,631     12        $394,346     $ 6.97     100.0%    Winn-Dixie, Auto Zone,
     Orlando                1996                                                                Rent-A-Center

                                                                          AVERAGE
                                                                NET       MINIMUM
                                                            OPERATING    RENT PER
                                        GLA                 INCOME FOR     LEASED   PERCENT
                                     (SQ. FT.)   NUMBER      THE YEAR      SQ. FT.   LEASED
                                         AT        OF          ENDED        AT         AT
                           DATE        DEC. 31,  TENANTS      DEC. 31,    DEC. 31,   DEC. 31,
       PROPERTY           ACQUIRED       2000       (1)         2000         2000       2000       CERTAIN TENANTS (2)
       --------           --------    ---------   -------    ----------   ---------  ---------    -------------------

CENTRAL FLORIDA (CONTINUED)
---------------

Lake Mary Center          November      303,500     61      $3,893,254(4)  $11.04      85.4%(5) Albertson's, Kmart, Bank
     Lake Mary              1995                                                                of America, Chili's,
                                                                                                Burger King (5)

Park Promenade            January       125,818     28      $1,013,726      $9.11     100.0%    Publix, Orange County
     Orlando                1999                                                                Library

Walden Woods              January        74,336     10        $462,261      $6.57     100.0%    Winn-Dixie*, Walgreens
     Plant City             1999

FLORIDA WEST COAST
------------------

East Bay Plaza              July         85,426     23        $438,594      $7.56      81.5%    Albertson's (3),
     Largo                  1993                                                                Scottys*, Hollywood
                                                                                                Video, Boat US

Mariners Crossing        September       85,507     15        $140,153      $7.89     100.0%    Kash 'n Karry, Movie
     Spring Hill            2000                                                                Gallery, Dollar General

Shoppes of North Port     December       84,705     22         $58,983      $9.21      97.4%    Publix, Bealls Outlet
     North Port             2000

Summerlin Square            June        109,156     27        $966,035     $10.23      94.1%    Winn-Dixie, Eckerd, West,
     Fort Myers             1998                                                                Marine, Mobil, Perkins

SOUTH FLORIDA
-------------

Bird Ludlum                August       192,282     49      $2,485,915     $13.52      98.1%    Winn-Dixie, Eckerd, Boat
     Miami                  1994                                                                US, McDonalds, Bank of
                                                                                                America, Blockbuster

Lantana Village           January       173,110     26        $992,470      $6.29      97.9%    Winn-Dixie, Kmart, Burger
     Lantana                1998                                                                King, Dennys

Pine Island                August       254,907     48      $2,117,501      $8.98     100.0%    Publix, Home Depot Expo,
     Davie                  1999                                                                Rite Aid* (Bealls
                                                                                                Outlet), Radio Shack,
                                                                                                First Union

Plaza del Rey              August        50,146     21        $518,972      $12.56     96.4%    Navarro Pharmacy,
     Miami                  1991                                                                Rent-A-Center, Discount
                                                                                                Auto

Point Royale                July        209,863     28        $994,916      $6.27      98.6%    Winn-Dixie, Best Buy,
     Miami                  1995                                                                Eckerd, Dollar Tree

Ridge Plaza                August       155,204     28      $1,078,975      $8.49      94.0%    AMC Theatre, Kabooms,
     Davie                  1999                                                                Republic Security Bank,
                                                                                                Uncle Funny's, Round Up

Shops at Skylake           August       150,702     38      $1,546,645     $14.56      96.4%    Publix, Radio Shack,
     North Miami            1997                                                                First Union, Blockbuster,
     Beach                  (6)                                                                 McDonalds

                                                                          AVERAGE
                                                                NET       MINIMUM
                                                            OPERATING    RENT PER
                                        GLA                 INCOME FOR     LEASED   PERCENT
                                     (SQ. FT.)   NUMBER      THE YEAR      SQ. FT.   LEASED
                                         AT        OF          ENDED        AT         AT
                           DATE        DEC. 31,  TENANTS      DEC. 31,    DEC. 31,   DEC. 31,
       PROPERTY           ACQUIRED       2000       (1)         2000         2000       2000       CERTAIN TENANTS (2)
       --------           --------    ---------   -------    ----------   ---------  ---------    -------------------
SOUTH FLORIDA (CONTINUED)
-------------

West Lakes Plaza          November      100,747      27        $945,654    $10.45     100.0%   Winn-Dixie, Navarro
     Miami                  1996                                                                Pharmacy, Rent-A-Center,
                                                                                                GNC

      TOTAL/WEIGHTED AVERAGE
SUPERMARKET AND DRUGSTORE ANCHORED    ---------     ---     -----------    ------     -----
              CENTERS                 3,048,941     651     $23,017,935     $9.06      95.1%
                                      =========     ===     ===========    ======     =====



    OTHER COMMERCIAL PROPERTIES

Diana Building            February       18,707       5        $179,206    $14.14     100.0%   Dax Bar & Grill,
     West Palm Beach        1995                                                                Jester.com

Equity One Office          April         28,780      11        $255,902    $16.29      75.7%   Gambro
Building                    1992
     Miami Beach

Mandarin Mini-storage       May          52,880     534        $186,831       N/A      91.6%   N/A
     Jacksonville           1994

Montclair Apartments       August         9,375      20         $66,916       N/A     100.0%   N/A
     Miami Beach            1998

Restaurant Property        April         10,000       1         $38,396       N/A       0.0%   N/A
     Miami Beach            1998


                                      ---------     ---     -----------    ------     -----
      TOTAL/WEIGHTED AVERAGE            119,742     571        $727,251    $15.30      82.1%(7)
    OTHER COMMERCIAL PROPERTIES       =========     ===     ===========    ======     =====

                                      ---------    -----    -----------    ------     -----
      TOTAL/WEIGHTED AVERAGE          3,168,683    1,222    $23,745,186     $9.15      94.6%(7)
          ALL PROPERTIES              =========    =====    ===========    ======     =====

-------------------

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

         The following table provides information regarding (1) developable land parcels owned by the Company adjacent to the Existing Properties, (2) land owned by the Company and held for redevelopment/development, and (3) land parcels which the Company has an option to acquire:

                                                                                 NUMBER OF    DEVELOPABLE    CURRENT
                   PROPERTY                           LOCATION        ACREAGE     PARCELS     SQUARE FEET    ZONING
---------------------------------------------    -------------------  ---------  ----------  ------------  -----------
LAND PARCELS ADJACENT TO EXISTING PROPERTIES
Adjacent to Commonwealth...................      Jacksonville, FL        0.50        1              6,000    Retail
Adjacent to Equity One Office Building.....      Miami-Beach, FL         0.80        3             70,000    Office
Adjacent to Forest Village.................      Tallahassee, FL        13.40        1            120,000    Retail
Adjacent to Fort Caroline..................      Jacksonville, FL        0.50        1              2,000    Retail
Adjacent to Lake Mary (1)..................      Lake Mary, FL           4.00        1             45,000    Retail
Adjacent to Lantana Village................      Lantana, FL             1.25        2              8,000    Retail
Adjacent to Mandarin Landing...............      Jacksonville, FL        1.00        1              3,000    Retail
Adjacent to Shops at Skylake (2)...........      N. Miami Beach, FL      6.00        1            105,000    Retail
Adjacent to Oak Hill.......................      Jacksonville, FL        0.25        1             10,000    Retail
Adjacent to Summerlin Square...............      Fort Myers, FL          9.58        2            106,000    Retail
                                                                        -----       --            -------
     TOTAL--LAND ADJACENT TO EXISTING PROPERTIES................        37.28       14            475,000

REDEVELOPMENT/DEVELOPMENT PROPERTIES (3)
Coral Way N.E..............................      Miami-Dade, FL          4.05        1             30,000    Retail
                                                                        -----       --            -------
     TOTAL--REDEVELOPMENT/ DEVELOPMENT PROPERTIES...............         4.05        1             30,000

OPTION PROPERTIES
Coral Way S.E..............................      Miami-Dade, FL          8.50        1            100,000    Retail
Adjacent to Bird Ludlum....................      Miami, FL               6.20        1           25 units  Residential
                                                                        -----       --            -------
     TOTAL--OPTION PROPERTIES...................................        14.70        2            100,000

                                                                        -----       --            -------
TOTAL...........................................................        56.03       17            605,000
                                                                        =====       ==            =======


--------------------------------------------------------------------------------
(1) The 45,000 square foot addition is currently under development with an expected completion at year-end 2001.
(2) Does not include the land attributable to a 24,000 square foot addition, which is substantially complete.
(3)      Does not include the ten-acre Pompano parcel. See "Recent
         Developments".


MAJOR TENANTS

         The following table sets forth as of December 31, 2000, the leased GLA of the Existing Properties (excluding Mandarin Mini-storage and Montclair Apartments) leased to Supermarket Anchor Tenants, Other Anchor Tenants and Non-anchor Tenants:

                                        SUPERMARKET ANCHOR      OTHER ANCHOR       NON-ANCHOR
                                              TENANTS              TENANTS           TENANTS            TOTAL
                                        ------------------      ------------       ----------         ---------
Leased GLA (sq. ft.)                          948,002              758,936          1,232,413         2,939,351
Percentage of Total Leased GLA                 32.3%                25.8%             41.9%             100.0%

         The following table sets forth as of December 31, 2000, the annual minimum rent of the Existing Properties (excluding Mandarin Mini-storage and Montclair Apartments) attributable to Supermarket Anchor Tenants, Other Anchor Tenants and Non-anchor Tenants:

                                          SUPERMARKET ANCHOR      OTHER ANCHOR        NON-ANCHOR
                                                 TENANTS             TENANTS            TENANTS            TOTAL
                                        ------------------      ------------       ----------         ---------
Annual Minimum Rent ("AMR").........           $6,433,256          $4,415,860         $16,042,656       $26,891,772
Percentage of Total AMR....                       23.9%               16.4%              59.7%            100.0%

         The following table sets forth as of December 31, 2000, information regarding leases with the Company's ten largest tenants:

                                                                                  PERCENT OF
                                                                 ANNUALIZED        AGGREGATE     AVERAGE ANNUAL
                        NUMBER OF       GLA       PERCENT OF  MINIMUM RENT AT     ANNUALIZED      MINIMUM RENT
        TENANT           LEASES    (SQUARE FEET)   TOTAL GLA     EXPIRATION      MINIMUM RENT    PER SQUARE FOOT
Winn-Dixie..........        10          450,919       14.5%     $ 2,844,985          10.6%           $ 6.31
Publix..............         9          385,629       12.4%       2,698,676          10.0%             7.00
Kmart...............         2          171,289        5.5%         814,754           3.0%             4.76
Albertson's.........         1           63,139        2.0%         568,251           2.1%             9.00
Eckerd..............         6           59,424        1.9%         480,886           1.8%             8.09
AMC Theatre.........         1           27,000        0.9%         378,000           1.4%            14.00
Best Buy............         1           91,472        2.9%         365,888           1.4%             4.00
Walgreens...........         4           46,193        1.5%         361,082           1.3%             7.82
Home Depot Expo.....         1           86,156        2.8%         323,085           1.2%             3.75
Kash 'n Karry.......         1           48,315        1.6%         321,344           1.2%             6.65
                        ----------    ---------       ----      -----------          ----            ------
TOTAL/AVERAGE.......        36        1,429,536       46.0%     $ 9,156,951          34.0%           $ 6.41
                        ==========    =========       ====      ==========-          ====            ======


LEASE EXPIRATIONS

         The following table sets forth the anticipated expirations of the Company's tenant leases as of December 31, 2000 (excluding renewal options, Mandarin Mini-storage and Montclair Apartments) for each year from 2001 through 2010 and thereafter:

                                                                 ANNUALIZED       PERCENT OF
                                                                MINIMUM RENT      AGGREGATE      AVERAGE ANNUAL
                        NUMBER OF       GLA        PERCENT OF   AT EXPIRATION     ANNUALIZED      MINIMUM RENT
         YEAR          LEASES (1)  (SQUARE FEET)   TOTAL GLA         (2)         MINIMUM RENT   PER SQUARE FOOT
         ----          ----------  -------------   ---------    -------------    ------------   ---------------
Month to Month......          10         54,122        1.7%      $   393,636           1.4%          $ 7.27
2001................         113        248,148        8.0%        2,795,030          10.0%           11.26
2002................         107        252,566        8.1%        2,777,236          10.0%           11.00
2003................         124        248,256        8.0%        3,359,416          12.0%           13.53
2004................          76        282,034        9.1%        2,889,045          10.4%           10.24
2005................          86        328,982       10.6%        3,372,974          12.1%           10.25
2006................          20        159,129        5.1%        1,313,462           4.7%            8.25
2007................          15        204,939        6.6%        2,043,255           7.3%            9.97
2008................          11        131,652        4.2%        1,258,667           4.5%            9.56
2009................           6         68,870        2.2%          922,391           3.3%           13.39
2010................           8        124,650        4.0%          797,384           2.9%            6.40
Thereafter..........          24        836,003       26.9%        5,986,961          21.5%            7.16
                             ---      ---------      -----       -----------         -----           ------
SUB-TOTAL/AVERAGE...         600      2,939,351       94.6%      $27,909,457         100.0%          $ 9.50
Vacant..............          61        167,077        5.4%                0           0.0%            0.00

                             ---      ---------      -----       -----------         -----           ------
TOTAL/AVERAGE.......         661      3,106,428      100.0%      $27,909,457         100.0%          $ 8.98
                             ===      =========      =====       ===========         =====           ======

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

         The following table sets forth a schedule of lease expirations and other information concerning leases at Bird Ludlum, assuming none of the tenants exercise renewal options:

                                                                                  PERCENT OF
                                                                 ANNUALIZED       AGGREGATE      AVERAGE ANNUAL
                        NUMBER OF       GLA        PERCENT OF   MINIMUM RENT      ANNUALIZED      MINIMUM RENT
         YEAR            LEASES    (SQUARE FEET)   TOTAL GLA    AT EXPIRATION    MINIMUM RENT   PER SQUARE FOOT
--------------------    ---------  -------------   ----------   -------------    ------------   ---------------
Month to Month......          2         13,811         7.2%       $  154,075           5.9%          $ 11.16
2001................         12         21,094        11.0%          313,886          12.1%            14.88
2002................          8         21,805        11.3%          304,659          11.7%            13.97
2003................         12         37,106        19.3%          545,610          20.9%            14.70
2004................          3          4,766         2.5%           74,841           2.9%            15.70
2005................          2          4,500         2.3%           81,396           3.1%            18.09
2006................          1          2,000         1.0%           27,012           1.0%            13.51
2007................          4         63,952        33.3%          754,714          29.0%            11.80
2008................          4         19,648        10.2%          349,363          13.4%            17.78
2009................          0              0         0.0%                0           0.0%             0.00
2010................          0              0         0.0%                0           0.0%             0.00
Thereafter..........          0              0         0.0%                0           0.0%             0.00
SUB-TOTAL/AVERAGE...         48        188,682        98.1%      $ 2,605,556         100.0%           $13.81
Vacant..............          1          3,600         1.9%                0           0.0%             0.00

                          --------     -------       -----       -----------     -------------     ------------
TOTAL/AVERAGE.......         49        192,282       100.0%      $ 2,605,556         100.0%           $13.55
                          ========     =======       =====       ===========     =============     ============

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

         The following table sets forth a schedule of lease expirations and other information concerning leases at Lake Mary, assuming none of the tenants exercise renewal options:

                                                                                  PERCENT OF
                                                                 ANNUALIZED       AGGREGATE      AVERAGE ANNUAL
                        NUMBER OF       GLA        PERCENT OF   MINIMUM RENT      ANNUALIZED      MINIMUM RENT
         YEAR            LEASES    (SQUARE FEET)   TOTAL GLA    AT EXPIRATION    MINIMUM RENT   PER SQUARE FOOT
--------------------    ---------  -------------   ----------   -------------    ------------   ---------------
Month to Month......          0              0         0.0%     $          0           0.0%         $  0.00
2001................         13         24,834         8.2%          357,378          12.0%           14.39
2002................         14         29,556         9.7%          449,576          15.1%           15.21
2003................         12         15,832         5.2%          251,035           8.4%           15.86
2004................          2          2,750         0.9%           35,817           1.2%           13.02
2005................          6         16,640         5.5%          294,125           9.9%           17.68
2006................          2          4,700         1.5%           82,256           2.8%           17.50
2007................          2          5,309         1.8%          170,162           5.7%           32.05
2008................          1          3,900         1.3%          118,536           4.0%           30.39
2009................          0              0         0.0%                0           0.0%            0.00
2010................          1          5,999         2.0%           90,000           3.0%           15.00
Thereafter..........          2        149,618        49.3%        1,128,644          37.9%            7.54
SUB-TOTAL/AVERAGE...         55        259,138        85.4%      $ 2,977,529         100.0%          $11.49
Vacant..............          6         44,362        14.6%                0           0.0%            0.00

                          --------    --------       -----       -----------         -----           ------
TOTAL/AVERAGE.......         61        303,500       100.0%      $ 2,977,529         100.0%          $ 9.81
                          ========    ========       =====       ===========         =====           ======


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

         The following table sets forth a schedule of lease expirations and other information concerning leases at the Shops at Skylake, assuming none of the tenants exercise renewal options:

                                                                                  PERCENT OF
                                                                 ANNUALIZED       AGGREGATE      AVERAGE ANNUAL
                        NUMBER OF       GLA        PERCENT OF   MINIMUM RENT      ANNUALIZED      MINIMUM RENT
         YEAR            LEASES    (SQUARE FEET)   TOTAL GLA    AT EXPIRATION    MINIMUM RENT   PER SQUARE FOOT
--------------------   ----------- -------------- ------------ --------------- ---------------- ----------------
Month to Month......          0              0         0.0%    $          0            0.0%            $ 0.00
2001................          0              0         0.0%               0            0.0%              0.00
2002................          1          1,600         1.0%          29,866            1.3%             18.67
2003................          9         20,300        13.5%         303,947           13.7%             14.97
2004................         10         21,025        14.0%         350,301           15.7%             16.66
2005................         10         36,381        24.1%         568,154           25.5%             15.62
2006................          1          4,800         3.2%          98,400            4.4%             20.50
2007................          0              0         0.0%               0            0.0%              0.00
2008................          0              0         0.0%               0            0.0%              0.00
2009................          0              0         0.0%               0            0.0%              0.00
2010................          0              0         0.0%               0            0.0%              0.00
Thereafter..........          4         61,246        40.6%         876,806           39.4%             14.32
SUB-TOTAL/AVERAGE...         35        145,352        96.4%      $2,227,474          100.0%            $15.32
Vacant..............          3          5,350         3.6%               0            0.0%              0.00

                          -------      -------       -----       ----------          -----             ------
TOTAL/AVERAGE.......         38        150,702       100.0%      $2,227,474          100.0%            $14.78
                          =======      =======       =====       ==========          =====             ======


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

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

MARKET INFORMATION AND DIVIDENDS

         The Company's Common Stock began trading on the New York Stock Exchange ("NYSE") on May 18, 1998, under the symbol "EQY". On February 7, 2001, the Company had 200 stockholders of record representing 1,692 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the distributions declared by the Company:

                                                                                                      DISTRIBUTIONS
                                                                     HIGH               LOW              DECLARED
                                                                   --------           -------         -------------
First Quarter, 1999.......................................         $ 9.6875           $8.6250            $ 0.25
Second Quarter, 1999......................................          11.0000            8.5625              0.25
Third Quarter, 1999.......................................          12.1250            9.7500              0.26
Fourth Quarter, 1999......................................          10.6250            9.5000              0.26

First Quarter, 2000.......................................          10.7500            9.1875              0.26
Second Quarter, 2000......................................          10.0000            9.0000              0.26
Third Quarter, 2000.......................................          10.6875            9.5000              0.26
Fourth Quarter, 2000......................................          10.6250            9.3750              0.32


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

                                                                        YEAR ENDED DECEMBER 31,

                                                       2000        1999         1998       1997        1996
                                                      -------     -------     -------     -------     -------
STATEMENT OF OPERATIONS DATA:
    Total revenues............................        $34,442     $30,977     $25,626     $20,545     $16,714
                                                      -------     -------     -------     -------     -------

    Operating expenses........................          9,184       7,082       5,965       5,245       4,370
    Depreciation and amortization.............          4,217       3,502       2,881       2,392       2,067
    Interest expense..........................          7,411       5,086       5,014       5,681       5,380
    Put option expense........................             --          --       1,320          --          --
    General and administrative expenses.......          2,361       1,622       1,381       1,029         977
    Minority interest in earnings of consolidated
    subsidiary................................             --          96          --          --          --
                                                      -------     -------     -------     -------     -------
    Total expenses............................         23,173      17,388      16,561      14,347      12,794

                                                      -------     -------     -------     -------     -------
    Net income................................        $11,269     $13,589      $9,065      $6,198      $3,920
                                                      =======     =======     =======     =======     =======

    Basic earnings per share (1)..............          $0.97       $1.26       $1.01       $0.96       $0.79
    Diluted earnings per share (1)............          $0.95       $1.26       $1.00       $0.87       $0.69
BALANCE SHEET DATA:
    Total rental properties, before accumulated
    depreciation..............................       $243,062    $216,588    $148,087    $126,441    $106,706
    Total assets..............................        239,042     212,497     152,955     126,903     111,822
    Mortgage notes payable....................        121,675      97,752      67,145      71,004      66,831
    Total liabilities.........................        134,788     121,068      71,737      73,323      68,727
    Shareholders equity.......................        104,254      91,429      81,218      53,580      43,095
OTHER DATA:
    EBITDA to interest coverage ratio (2).....            3.1         3.6         3.1         2.5         2.1
    Funds from operations (3).................        $15,542     $13,354     $10,598      $8,576      $5,957
    Cash flows from:
        Operating activities..................         13,611      20,169        3,697      8,843       6,680
        Investing activities..................        (19,201)    (62,239)     (23,824)    (6,173)    (18,277)
        Financing activities..................          5,485      40,903       19,123     (2,023)     12,778

    GLA (thousand square feet) (at end of period)       3,169       2,836       2,078       2,004       1,807
    Occupancy (at end of period)..............            95%         95%         95%         93%         91%

-------------------------------------------------------------------------------
(1)     Calculated in accordance with SFAS No. 128.

(2) EBITDA to interest coverage ratio is the ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense including the amortization of deferred financing costs. The 1999 ratio excludes a $3,814 gain on the sale of real estate from EBITDA, while the 1998 ratio excludes a $2,632 gain on the sale of real estate and the $1,320 put option expense from EBITDA. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities (calculated in accordance with GAAP) or as a measure of liquidity. The Company believes that EBITDA is a fairly standard measure in our industry, commonly reported and widely used by analysts and investors as a measure of profitability for companies with significant depreciation, amortization and non-cash expenditures. Similarly, the EBITDA to interest coverage ratio is commonly used along with cash flows from operating activities (calculated in accordance with GAAP) as a measure of a company's ability to pay its current interest obligation. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies.

(3) The Company defines funds from operations ("FFO") consistent with the NAREIT definition as net income before gains (losses) on the sale of real estate, extraordinary items and minority interest (as well as expenses associated with minority interests), plus real estate depreciation and amortization of capitalized leasing costs. Management believes that FFO should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles ("GAAP") as a measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of funds available to fund the Company's cash needs. The Company's calculation of FFO may not be comparable to similarly titled measures reported by other companies.

                                                                  YEAR ENDED DECEMBER 31,

                                             2000          1999*          1998*          1997*          1996*
                                           --------        --------       -------       -------         -------
      Net income.....................      $ 11,269        $ 13,589       $ 9,065       $ 6,198         $ 3,920
      Real estate depreciation and            4,253           3,483         2,845         2,378           2,037
      amortization...................
      Minority interest..............            --              96            --            --              --
      Interest on convertible                    20              --            --            --              --
      partnership units..............
      Gain on sale of real estate....            --          (3,814)       (2,632)           --              --
      Non-recurring extraordinary items          --              --         1,320            --              --
                                           --------        --------       -------       -------         -------
      FFO............................      $ 15,542         $13,354       $10,598       $ 8,576         $ 5,957
                                           ========        ========       =======       =======         =======

----------------------------------
       * Restated to conform to NAREITs current FFO definition.

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

                                                                              YEAR ENDED DECEMBER 31,

                                                                     2000              1999             1998
                                                                    ---------       ----------        ---------
Aggregate minimum rental revenue..........................            77.85%           68.01%           68.25%
Percentage rent...........................................             0.92             0.55             0.45
Expense recoveries from tenants...........................            18.27            16.56            16.97
Gain on sale of real estate...............................            --               12.31            10.27
Other income..............................................             2.96             2.57             4.06
                                                                   -----------      -----------      ------------
Total Revenues............................................           100.00%          100.00%          100.00%

Operating expenses........................................            26.67%           22.86%           23.28%
Depreciation and amortization.............................            12.24            11.30            11.24
Interest..................................................            21.52            16.42            19.57
General and administrative expenses.......................             6.85             5.24             5.39
Put option expense........................................            --               --                5.15
Minority interest in earnings of consolidated subsidiary..            --                0.31            --
                                                                   -----------      -----------      ------------
Total costs and expenses..................................            67.28%           56.13%           64.63%

                                                                   -----------      -----------      ------------
Net income................................................            32.72%           43.87%           35.37%
                                                                   ===========      ===========      ============


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

MORTGAGE INDEBTEDNESS

         The following table sets forth certain information regarding mortgage indebtedness of the Company related to the Existing Properties as of December 31, 2000 (dollars in thousands):


                                 INTEREST                    PROJECTED INTEREST                       BALANCE DUE AT
                                   RATE         AMOUNT       PAYMENTS FOR 2001      MATURITY DATE        MATURITY
                                ----------     ---------     ------------------     -------------     --------------
NORTH FLORIDA
Atlantic Village...........        6.850%        $ 4,738           $ 320            November 2018        $      0
Commonwealth...............        7.000           3,062             211            February 2008           2,216
Fort Caroline..............        9.350           2,174             200             March 2009             1,280
Oak Hill...................        7.625           2,183             164            January 2006            1,713

CENTRAL FLORIDA
Eustis Square..............        9.000           4,716             415              July 2002             4,345
Forest Edge................        6.900           1,745             117            October 2002            1,567
Lake Mary..................        7.850          10,273             787            December 2010           2,419
Park Promenade.............        8.100           6,462             529            February 2010           5,834
Walden Woods...............        7.875           2,681             208             August 2006            2,071

FLORIDA WEST COAST
Mariners Crossing..........        7.080           3,507             250             March 2008             3,154
Shoppes of North Port......        6.650           4,363             288           September 2010           3,301
Summerlin Square...........        6.750           4,624             305            February 2014               0

SOUTH FLORIDA
Bird Ludlum................        7.680          11,860             894            February 2015               0
Lantana....................        6.950           4,082             280            February 2005           3,498
Pine Island/Ridge Plaza....        6.910          25,881           1,804              July 2008            23,104
Plaza Del Rey..............        8.125           2,521             199           September 2011               0
Point Royale...............        7.950           5,171             404              July 2010             2,502
Shops at Skylake...........        7.650          16,276           1,237           August 1, 2010          13,124
West Lakes.................        7.875           5,356             415              June 2016               130

TOTAL/WEIGHTED AVERAGE.....     -----------  -------------   ---------------                          ---------------
                                   7.480%       $121,675          $9,027                                  $70,258
                                ===========  =============   ===============                          ===============

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease, and interest expense from the variable component of the Company's debt balances will move in the same direction. With respect to its investment portfolio, changes in interest rates generally do not affect the Company's interest income as its investments are predominantly in equity securities. With respect to its mortgage notes payable, changes in interest rates generally do not affect the Company's interest expense as its mortgage notes payable are predominantly at a fixed-rate, for extended terms, and would be unaffected by any sudden change in interest rates. The Company's possible risk is from increases in long-term real estate mortgage rates that may occur over a decade or more, as this may decrease the overall value of real estate. Because the Company has the intent to hold its existing mortgages to maturity (or until the sale of the Property), there is believed to be no interest rate market risk on the Company's results of operations or its working capital position. The Company estimates the fair value of its long term, fixed rate mortgage loans generally using discounted cash flow analysis based on current borrowing rates for similar types of debt. At December 31, 2000, the fair value of the mortgage loans was estimated to be $124.2 million compared to a carrying value amount of $121.7 million.

         If the weighted average interest rate on the Company's fixed rate debt were 100 basis points higher or lower, the fair market value would be $117.7 million and $131.2 million, respectively.

         If the weighted average interest rate on the Company's variable rate debt were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $42,000, based on the Company's variable rate debt balance on December 31, 2000.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following consolidated financial information is included as a separate section of this Form 10-K:

                  1.   Financial Statements:

                                                                                                          PAGE
                                                                                                          ----
                       Independent Auditors Report...........................................              F-1
                       Balance Sheets........................................................              F-2
                       Statements of Operations..............................................              F-4
                       Statements of Stockholders Equity.....................................              F-6
                       Statements of Cash Flows..............................................              F-7
                       Notes to Financial Statements.........................................              F-9

                  2.   Report of Deloitte & Touche LLP, Independent Auditors.................              S-1
                       Schedule III - Real Estate Investments and Accumulated Depreciation...              S-2
                       Schedules I, II, IV and V are not required to be filed.

                  3.   Exhibits:

  EXHIBIT NO.                               DESCRIPTION
  -----------                               -----------
      3.1            Articles of Amendment and Restatement of the Company. (Exhibit 3.1; Amendment No. 5) (1)
      3.2            Amended and Restated Bylaws of the Company. (Exhibit 3.2; Amendment No. 5)  (1)
     10.1            Form of Indemnification Agreement. (Exhibit 10.1; Amendment No. 2)  (1)
     10.2            Employment Agreement, dated as of January 1, 1996 by and between the Company and Chaim Katzman.
                     (Exhibit 10.2; Amendment No. 2) (1)
     10.3            Employment Agreement, dated as of January 1, 1996 by and between the Company and Doron Valero.
                     (Exhibit 10.3; Amendment No. 2)  (1)
     10.4            1995 Stock Option Plan, as amended. (2)
     10.5            Registration Rights Agreement, dated as of January 1, 1996 by and among the Company,    Chaim
                     Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy,
                     Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No. 3)
     10.6            Stock Pledge Agreement, dated June 17, 1996, by and between Chaim Katzman and the Company.
                     (Exhibit 10.7; Amendment No. 2) (1)
     10.7            Promissory Note, in the amount of $1,128,750 from Chaim Katzman payable to the Company.
                     (Exhibit 10.8; Amendment No. 3) (1)
     10.8            Stock Pledge Agreement, dated December 30, 1996, by and between the Company and Doron Valero.
                     (Exhibit 10.9; Amendment No. 2) (1)
     10.9            Promissory Note, in the amount of $396,000 from Doron Valero payable to the Company. (Exhibit
                     10.10; Amendment No. 3) (1)
     10.10           Use Agreement, regarding use of facilities, by and between Gazit (1995), Inc. and the Company, dated January 1, 1996. (1)
     10.11           Master Credit Agreement, dated February 4, 1999, by and between the Company and City National
                     Bank of Florida. (Exhibit 10.33) (3)
     10.12           Agreement for Purchase and Sale, dated June 8, 1999 between the Company and Pine Island
                     Commons, Ltd. (Exhibit 10.35)(4)
     10.13           2000 Executive Incentive Plan. (5)
     10.14           First Amended Employment Agreement dated April 6, 2000 between Howard Sipzner and the Company. (6)
     21.1            List of Subsidiaries of Registrant. (6)
     23.1            Consent of Deloitte & Touche LLP, Certified Public Accountants. (6)

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

--------------------------------------------------------------------------------
(1) Previously filed with the Company's Registration Statement on Form S-11 (Registration No. 333-3397) and incorporated herein by reference.
(2) Previously filed with the Company's Schedule 14A for the Annual Meeting of the Stockholders held on June 30, 1999, and incorporated herein by reference.
(3) Previously filed with the Company's Form 10-Q for the quarterly period ended March 31, 1999, and incorporated herein by reference.
(4) Previously filed with the Company's Form 8-K dated August 26, 1999, and incorporated herein by reference.
(5) Previously filed with the Company's Schedule 14A for the Annual Meeting of the Stockholders held on June 23, 2000, and incorporated herein by reference.
(6) Previously filed with the Company's Form 10-K405/A filed on April 20, 2001, and incorporated herein by reference.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EQUITY ONE, INC.

Date: July 18, 2001                        BY: /s/ CHAIM KATZMAN
                                           --------------------------
                                           Chaim Katzman
                                           Chairman of the Board and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

SIGNATURE                                                TITLE                                  DATE
----------------------                   -------------------------------------                  ----
/s/ CHAIM KATZMAN                              Chairman of the Board and                   July 18, 2001
-------------------------------                 Chief Executive Officer
Chaim Katzman                                (Principal Executive Officer)

/s/ DORON VALERO                          President, Chief Operating Officer               July 18, 2001
-------------------------------                      and Director
Doron Valero

/s/ HOWARD M. SIPZNER                    Treasurer and Chief Financial Officer             July 18, 2001
-------------------------------              (Principal Financial Officer)
Howard M. Sipzner

/s/ NOAM BEN OZER                                      Director                            July 18, 2001
-------------------------------
Noam Ben Ozer

/s/ DR. SHAIY PILPEL                                   Director                            July 18, 2001
-------------------------------
Dr. Shaiy Pilpel

/s/ ROBERT COONEY                                      Director                            July 18, 2001
-------------------------------
Robert Cooney

/s/ RONALD CHASE                                       Director                            July 18, 2001
-------------------------------
Ronald Chase

/s/ DORI SEGAL                                         Director                            July 18, 2001
-------------------------------
Dori Segal

/s/ NATHAN HETZ                                        Director                            July 18, 2001
-------------------------------
Nathan Hetz

/s/ PETER LINNEMAN                                     Director                            July 18, 2001
-------------------------------
Peter Linneman

EQUITY ONE, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
2000 1999 AND THE RELATED CONSOLIDATED
STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME,
STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999 AND 1998 AND
INDEPENDENT AUDITORS' REPORT

EQUITY ONE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                                                                                                  PAGE
                                                                                                                  ----

INDEPENDENT AUDITORS' REPORT                                                                                       F-1

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

Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida

February 21, 2001

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999 (IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------



                                                                             2000            1999
                                                                           ---------       ---------
ASSETS

RENTAL PROPERTY (Notes 1, 4):
  Land, buildings, and equipment                                           $ 216,698       $ 186,154
  Building improvements                                                        8,228           6,311
  Land held for development                                                   11,008          15,401
  Construction in progress                                                     7,128           8,722
                                                                           ---------       ---------

           Total rental property                                             243,062         216,588

  Less:  accumulated depreciation                                            (15,836)        (11,669)
                                                                           ---------       ---------

           Rental property, net                                              227,226         204,919

CASH AND CASH EQUIVALENTS (Note 1)                                               322             427

RESTRICTED CASH (Note 1)                                                       4,273              --

SECURITIES AVAILABLE FOR SALE (Notes 1, 2)                                     1,403           1,218

ACCOUNTS AND OTHER RECEIVABLES (net of allowance for doubtful
  accounts of $228 and $176 for 2000 and 1999, respectively) (Note 3)          2,234           2,209

DUE FROM RELATED PARTIES (Note 12)                                                47              33

DEPOSITS (Note 1)                                                                822             707

PREPAID AND OTHER ASSETS                                                         667             567

DEFERRED EXPENSES (net of accumulated amortization of
  $938 and $429 for 2000 and 1999, respectively) (Note 1)                      1,404           1,723

GOODWILL (net of accumulated amortization of $348 and
  $298 for 2000 and 1999, respectively) (Note 1)                                 644             694
                                                                           ---------       ---------

TOTAL                                                                      $ 239,042       $ 212,497
                                                                           =========       =========

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999 (In Thousands Except Share Data)
--------------------------------------------------------------------------------

                                                                                     2000             1999
                                                                                    ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                                             $   2,857       $   1,330
  Deferred rental income                                                                  662             248
  Credit agreement (Note 5)                                                             4,243          19,475
  Mortgage notes payable (Notes 1, 5)                                                 121,675          97,752
  Tenants' security deposits                                                            1,476           1,274
  Minority interest in equity of consolidated subsidiary (Note 1)                       3,875             989
                                                                                    ---------       ---------

           Total liabilities                                                          134,788         121,068
                                                                                    ---------       ---------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value - 5,000,000 shares authorized but unissued (Note 6)
  Common stock, $0.01 par value - 40,000,000 shares authorized, 12,785,645 and
    11,299,222 shares issued and outstanding for
    2000 and 1999, respectively (Note 6)                                                  128             113
  Additional paid-in capital                                                          105,368          89,990
  Retained earnings                                                                       423           2,390
  Accumulated other comprehensive income                                                 (311)           (519)
  Unamortized restricted stock compensation and notes receivable                       (1,354)           (545)
                                                                                    ---------       ---------

           Total stockholders' equity                                                 104,254          91,429
                                                                                    ---------       ---------

TOTAL                                                                               $ 239,042       $ 212,497
                                                                                    =========       =========

                                                                                                        (Concluded)


See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND
1998 (In Thousands Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                 2000           1999            1998
                                                               --------       --------        --------
RENTAL INCOME (Notes 1, 9)                                     $ 33,424       $ 26,559        $ 22,454
                                                               --------       --------        --------

MANAGEMENT FEES                                                     635            263             144
                                                               --------       --------        --------

INVESTMENT REVENUE:
  Interest                                                          230             98             162
  Dividends                                                         153            243             234
                                                               --------       --------        --------

    Total investment revenue                                        383            341             396
                                                               --------       --------        --------

    Total revenues                                               34,442         27,163          22,994
                                                               --------       --------        --------

COSTS AND EXPENSES:
  Operating expenses (Note 10)                                    9,184          7,082           5,965
  Depreciation (Notes 1, 4)                                       4,167          3,452           2,831
  Interest (Note 5)                                               7,411          5,086           5,014
  Put option expense (Note 6)                                        --             --           1,320
  General and administrative expenses (Notes 11, 12)              2,361          1,622           1,381
  Amortization expense - goodwill                                    50             50              50
                                                               --------       --------        --------

    Total costs and expenses                                     23,173         17,292          16,561
                                                               --------       --------        --------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE AND MINORITY
  INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARY                11,269          9,871           6,433

GAIN ON SALE OF REAL ESTATE                                          --          3,814           2,632

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARY             --            (96)             --
                                                               --------       --------        --------

NET INCOME                                                     $ 11,269       $ 13,589        $  9,065
                                                               ========       ========        ========

EARNINGS PER SHARE (Notes 1, 8):

BASIC EARNINGS PER SHARE                                       $   0.97       $   1.26        $   1.01
                                                               ========       ========        ========

NUMBER OF SHARES USED IN COMPUTING
  BASIC EARNINGS PER SHARE                                       11,651         10,805           8,979
                                                               ========       ========        ========

DILUTED EARNINGS PER SHARE                                     $   0.95       $   1.26        $   1.00
                                                               ========       ========        ========

NUMBER OF SHARES USED IN COMPUTING
  DILUTED EARNINGS PER SHARE                                     11,886         10,901           9,074
                                                               ========       ========        ========

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                       2000           1999           1998
                                                                                      --------      --------       --------
NET INCOME                                                                            $ 11,269      $ 13,589       $  9,065
                                                                                      --------      --------       --------

OTHER COMPREHENSIVE INCOME -
  Net unrealized holding gain (loss) on securities
    available for sale                                                                     208          (421)           (98)


  Total                                                                                    208          (421)           (98)

COMPREHENSIVE INCOME                                                                  $ 11,477      $ 13,168       $  8,967
                                                                                      ========      ========       ========


See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                      UNAMORTIZED
                                                                                                      RESTRICTED
                                                                                      ACCUMULATED        STOCK          TOTAL
                                                       ADDITIONAL                        OTHER        COMPENSATION      STOCK-
                                        COMMON          PAID-IN         RETAINED     COMPREHENSIVE     AND NOTES       HOLDERS'
                                        STOCK           CAPITAL         EARNINGS        INCOME         RECEIVABLE       EQUITY
                                       ---------       ----------      ----------    -------------    ------------     ---------
BALANCE,
  DECEMBER 31, 1997                    $      69       $  55,036       $      --       $      --       $  (1,525)      $  53,580

  Issuance of common stock                    33          34,088                                                          34,121

  Stock issuance costs                                    (1,087)                                                         (1,087)

  Put option liability (Note 6)                             (807)                                                           (807)

  Property and notes receivable
    distributed                                           (4,758)                                          1,525          (3,233)

  Net income                                                               9,065                                           9,065

  Dividends paid                                                          (8,973)                                         (8,973)

  Distribution to stockholders -
    exercise of land purchase
    options (Note 4)                                      (1,258)            (92)                                         (1,350)

  Net unrealized holding loss on
    securities available for sale                                                            (98)                            (98)
                                       ---------       ---------       ---------       ---------       ---------       ---------

BALANCE,
  DECEMBER 31, 1998                          102          81,214              --             (98)             --          81,218

  Issuance of common stock                    11           8,737                                                           8,748

  Notes receivable from issuance
    of common stock                                                                                         (545)           (545)

  Stock issuance cost                                         39                                                              39

  Net income                                                              13,589                                          13,589

  Dividends paid                                                         (11,199)                                        (11,199)

  Net unrealized holding loss on
    securities available for sale                                                           (421)                           (421)
                                       ---------       ---------       ---------       ---------       ---------       ---------

BALANCE,
  DECEMBER 31, 1999                          113          89,990           2,390            (519)           (545)         91,429

  Issuance of common stock                    15          15,530                                            (809)         14,736

  Stock issuance cost                                       (152)                                                           (152)

  Net income                                                              11,269                                          11,269

  Dividends paid                                                         (13,236)                                        (13,236)

  Net unrealized holding gain on
    securities available for sale                                                                            208             208
                                       ---------       ---------       ---------       ---------       ---------       ---------

BALANCE,
  DECEMBER 31, 2000                    $     128       $ 105,368       $     423       $    (311)      $  (1,354)      $ 104,254
                                       =========       =========       =========       =========       =========       =========


See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (In Thousands)
--------------------------------------------------------------------------------



                                                                        2000           1999           1998
                                                                      --------       --------       --------
OPERATING ACTIVITIES:
  Net income                                                          $ 11,269       $ 13,589       $  9,065
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                    4,726          3,607          3,072
        Provision for losses on accounts receivable                         52             64             84
        Gain on sale of real estate                                         --         (3,814)        (2,632)
        Put option expense                                                  --             --          1,320
        Minority interest in earnings of consolidated subsidiary            --             96             --
        Changes in assets and liabilities:
          Restricted cash                                               (4,273)         6,780         (6,780)
          Accounts and other receivables                                   (77)        (1,072)          (357)
          Deposits                                                        (115)          (178)           114
          Prepaid and other assets                                        (100)           104           (261)
          Accounts payable and accrued expenses                          1,527            452             19
          Deferred rental income                                           414             96           (122)
          Tenants' security deposits                                       202            439            166
          Due from related party                                           (14)             6              9
                                                                      --------       --------       --------

           Net cash provided by operating activities                    13,611         20,169          3,697
                                                                      --------       --------       --------

INVESTING ACTIVITIES:
  Addition to rental property                                          (19,224)       (69,949)       (29,574)
  Sale of rental property                                                   --          7,716          6,740
  Purchases of securities                                                  (44)        (4,733)        (1,715)
  Sales and prepayments of securities                                       67          4,727             29
  Change in deposits for acquisition of rental property                     --             --            696
                                                                      --------       --------       --------

           Net cash used in investing activities                       (19,201)       (62,239)       (23,824)
                                                                      --------       --------       --------

FINANCING ACTIVITIES:
  Repayments of mortgage notes payable                                  (6,813)        (3,462)       (16,559)
  Borrowings under mortgage notes payable                               26,366         31,234         12,700
  Borrowings under note payable                                        (15,232)        18,915            560
  Deferred financing expenses                                             (190)          (628)          (513)
  Stock subscription and issuance                                       14,736          8,203         34,121
  Stock issuance costs                                                    (152)            39           (863)
  Cash dividends paid to stockholders                                  (13,236)       (11,199)        (8,973)
  Distribution to stockholders                                              --             --         (1,350)
  Payment of put option                                                     --         (2,127)            --
  Change in minority interest                                                6            (72)            --
                                                                      --------       --------       --------

           Net cash provided by financing activities                     5,485         40,903         19,123
                                                                      --------       --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (105)        (1,167)        (1,004)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               427          1,594          2,598
                                                                      --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $    322       $    427       $  1,594
                                                                      ========       ========       ========

                                                                                                  (Continued)


EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (In Thousands)
-------------------------------------------------------------------------------

                                                                                          2000        1999        1998
                                                                                        -------     -------     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amount capitalized                                     $ 7,080     $ 4,780     $ 4,769
                                                                                        =======     =======     =======

SUPPLEMENTAL SCHEDULE OF CASH AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
    Change in unrealized holding (loss) gain on securities available for sale           $   208     $  (421)      $ (98)
                                                                                        =======     =======     =======
    Issuance of restricted stock                                                        $ 1,208
                                                                                        =======
    Common stock issued for notes receivable                                                          $ 545
                                                                                                      =====
    Put option liability charged to stockholders' equity                                                        $   807
                                                                                                                =======
    Property and notes receivable distributed to stockholders                                                   $ 4,758
                                                                                                                =======
    Acquisition of rental property                                                      $ 7,250     $ 3,800
    Change in minority interest                                                           2,880         965
                                                                                        -------     -------
    Assumption of mortgage note payable                                                 $ 4,370     $ 2,835
                                                                                        =======     =======

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

      MINORITY INTEREST - On January 1, 1999, a wholly-owned subsidiary of the Company, Equity One (Walden Woods) Inc., entered into a limited partnership as a general partner. An income producing shopping center ("Walden Woods Village") was contributed by its owners (the "Minority Partners") and the Company contributed 93,656 shares of common stock to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net value of property contributed by the Minority Partners, each of the partners received 93,656 limited partnership units. The Company and the Minority Partners have entered into a Redemption Agreement whereby the Minority Partners can request that the Company purchase either their limited partnership units or any shares of common stock which they have received in exchange for their limited partnership units at a price of $10.30 per unit or per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented as a liability. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared.

      On December 5, 2000, a wholly-owned subsidiary of the Company, Equity One (North Port), Inc., entered into a limited partnership (the "Shoppes of North Port, Ltd.") as a general partner. An income producing shopping center ("Shoppes of North Port") was contributed by its owners (the "North Port Minority Partners") and the Company contributed an income producing property to a limited liability company wholly owned by the Shoppes of North Port, Ltd. Both the North Port Minority Partners and the general partner were issued partnership operating units ("OPU") based on the net value of the properties contributed. The North Port Minority Partners received 261,850 OPU which can be redeemed for the Company's common stock on a one-for-one basis or cash at an agreed upon price of $11.00 per share no earlier than December 10, 2001, nor later than three and one half years thereafter. As a result of the Redemption Agreement, the minority interest has been presented as a liability in the accompanying consolidated balance sheet. The North Port Minority Partners are to receive a preferred quarterly distribution equal to a 9.0% annual return on their initial capital contribution. The amount is reflected as interest expense in the consolidated financial statements.

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

      RENTAL INCOME - Rental income is comprised of minimum rent, expense reimbursements and contingent rents. Contingent rents are generally received from tenants based on their gross sales. Rental income is accrued as earned. When rental payments due under leases vary from a straight-line basis because of free rent periods or stepped increases, income is recognized on a straight-line basis in accordance with generally accepted accounting principles. Expense reimbursements consists of recoveries from tenants for taxes, insurance and other property operating expenses. Expense reimbursements are recognized in the period in which the applicable costs are incurred. Contingent rents which consist of rental income based on a tenant's revenues exceeding certain thresholds is accrued when a tenant reports revenues exceeding the established thresholds. For the years ended December 31, 2000, 1999 and 1998, contingent rents recognized by the Company were approximately $317, $169 and $127, respectively.

      MANAGEMENT FEES - Management fees consist of fees earned in connection with certain third-party leasing activities and with asset and property management agreements between Centrefund Raelty (U.S.) Corporation and Equity One Realty & Management Inc., our wholly owned subsidiary. Under the asset and property management agreements between Centrefund Realty (U.S.) Corporation and Equity One Realty & Management Inc., the management fees are based on a fixed percentage of either the net book value of the properties under asset management or of the revenues collected from tenants in properties under property management. Management fees are recognized when earned.

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

      SEGMENT INFORMATION - The Company operates in one reportable segment as an owner and operator of commercial rental properties. Rental operations are provided to tenants through the Company's properties located in Florida. Each of these properties provides management with monthly financial statements. All of the properties have been aggregated into one reporting segment due to their similar tenant and operating characteristics.

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

      RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 2000 financial presentation.

2.    SECURITIES AVAILABLE FOR SALE

      Composition in the consolidated balance sheets:

                                                 2000         1999
                                                ------       ------

        Equity securities                       $1,403       $1,218
                                                ======       ======

      As of December 31, 2000 and 1999, gross unrealized gains were $208 and $0, respectively, and gross unrealized losses were $0 and $421, respectively. For the years ended December 31, 2000, 1999 and 1998, the Company had gross securities sales of $67, $4,710 and $0, resulting in gross realized gains of $0, $0 and $0, and gross realized losses of $0, $0 and $0, respectively.

3.    ACCOUNTS AND OTHER RECEIVABLES

      Composition in the consolidated balance sheets:


                                                                 2000          1999
                                                                -------       -------
  Tenants                                                       $ 2,020       $ 2,278
  Accrued interest and dividends receivable - institutions           35            48
  Employee loans and advances                                        64            59
  Accrued asset management fee                                      343            --
  Allowance for doubtful accounts                                  (228)         (176)
                                                                -------       -------

           Total                                                $ 2,234       $ 2,209
                                                                =======       =======


4.    RENTAL PROPERTY

      Composition in the consolidated balance sheets:

                                        LAND           LAND,
                                        HELD         BUILDINGS                    CONSTRUCTION
                                        FOR            AND            BUILDING          IN
COST                                DEVELOPMENT      EQUIPMENT      IMPROVEMENTS      PROGRESS         TOTAL

Balance at beginning of year         $  15,401       $ 186,154       $   6,311       $   8,722      $ 216,588
Additions in the reporting year            207          30,544           1,917          13,667         46,335
Dispositions in reporting year          (4,600)                                        (15,261)        (19,861)
                                     ---------       ---------       ---------       ---------      ---------

Balance at end of year                  11,008         216,698           8,228           7,128        243,062
                                     ---------       ---------       ---------       ---------      ---------

ACCUMULATED DEPRECIATION

Balance at beginning of year                            10,564           1,105                         11,669
Depreciation for the year                                3,591             576                          4,167
Reduction of depreciation

Balance at end of year                                  14,155           1,681                         15,836
                                     ---------       ---------       ---------       ---------      ---------

Undepreciated balance
  as of December 31, 2000            $  11,008       $ 202,543       $   6,547       $   7,128      $ 227,226
                                     =========       =========       =========       =========      =========

Undepreciated balance
  as of December 31, 1999            $  15,401       $ 175,590       $   5,206       $   8,722      $ 204,919
                                     =========       =========       =========       =========      =========


      Certain of the Company's rental property serves as collateral to recourse mortgage notes payable totaling $121,675 and $97,752 as of December 31, 2000 and 1999, respectively (see Note 5).

      Assets are depreciated on a straight-line basis, based on the following annual percentages:

        Buildings                               2.50% - 3.33%
        Building/leasehold improvements         2.50% - 20.00%
        Equipment                              14.00% - 20.00%

5.    NOTES PAYABLE

      Composition in the consolidated balance sheets:

                                                                                            2000          1999
                                                                                           -------      -------
LONG-TERM MORTGAGES PAYABLE

  Mortgage payable, 6.85%, payable in monthly
    installments of $38 including interest, unpaid
    balance due November 1, 2018,
    collateralized by rental property.
    (Financed through an Insurance Company)                                                $ 4,738      $ 4,869

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
    (Financed through an Insurance Company)                                                  4,082        4,201



                                                                                            2000          1999
                                                                                           -------      -------
LONG-TERM MORTGAGES PAYABLE

  Mortgage payable, 7.08%, payable in monthly
    installments of $24 including interest, unpaid
    balance due March 1, 2008,
    collateralized by rental property.
    (Financed through a financial service institution)                                     $ 3,507      $    --

  Mortgage payable, 6.65%, payable in monthly
    installments of $31 including interest,
    unpaid balance due September 1, 2010,
    collateralized by rental property.                                                       4,363           --
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
    (Financed through an Insurance Company)                                                  6,462           --

  Mortgage payable, 6.91%, payable in monthly
    installments of $175, including interest, unpaid
    balance due July 1, 2008, collateralized
    by rental property.  (Financed through a
    financial service institution)                                                          25,881       26,149

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
    (Financed through a Pension Plan Company)                                               16,276           --


                                                                                            2000          1999
                                                                                           -------      -------
LONG-TERM MORTGAGES PAYABLE

  Mortgage payable, 6.75%, payable in monthly
    installments of $4, including interest, unpaid
    balance due January 1, 2014, collateralized
    by rental property.  (Financed through an
    Insurance Company)                                                                   $ 4,624        $ 4,835

  Mortgage payable, 7.88%, payable in monthly
    installments of $25, including interest, unpaid
    balance due August 1, 2006, collateralized
    by rental property.  (Financed through an
    Insurance Company)                                                                     2,681          2,764

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
    (Financed through an Insurance Company)                                                   --          2,544
                                                                                       ---------       --------

Total                                                                                  $ 121,675       $ 97,752
                                                                                       =========       ========


      Master Revolving Credit Agreement

Credit agreement, 225 basis points over LIBOR (8.87% at
  December 31, 2000), interest payable monthly, commitment
  of $20,641 and $22,050 as of December 31, 2000 and 1999,
  respectively, unpaid balance due February 4, 2002,
  collateralized by rental property.                                                    $ 4,243       $ 19,475
                                                                                      =========       ========


      Principal maturities of the mortgage notes payable as of December 31, 2000 are as follows:


YEAR ENDING
DECEMBER 31,                                                          AMOUNT

2001                                                                   $ 3,430
2002                                                                     9,450
2003                                                                     3,591
2004                                                                     3,865
2005                                                                     7,518
Thereafter                                                              93,821
                                                                    ----------

Total                                                               $  121,675
                                                                    ==========

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

                                                                                2000            1999           1998
                                                                              --------        --------        -------
      Net income                            As reported                       $ 11,269        $ 13,589        $ 9,065
                                            Pro forma - basic                 $ 10,534        $ 13,062        $ 9,033
                                            Pro forma - diluted               $ 10,554        $ 13,157        $    --

      Basic earnings per share              As reported                       $   0.97        $   1.26        $  1.01
                                            Pro forma                         $$  0.90        $   1.21        $  1.01

      Diluted earnings per share            As reported                       $   0.95        $   1.26        $  1.00
                                            Pro forma                         $   0.89        $   1.21        $  1.00

      In accordance with SFAS No. 123, the following is a summary of the Company's stock option activity for the years ended December 31, 2000, 1999 and 1998:


                                             2000                        1999                         1998
                                    --------------------------  --------------------------  --------------------------
                                                    WEIGHTED                    WEIGHTED                    WEIGHTED
                                                     AVERAGE                     AVERAGE                    AVERAGE
                                     STOCK           EXERCISE    STOCK          EXERCISE     STOCK          EXERCISE
                                    OPTIONS           PRICE     OPTIONS          PRICE      OPTIONS          PRICE
                                    --------       -----------  --------       -----------  --------       -----------
Outstanding, beginning of year       737,331       $    10.448   777,331       $    10.407   644,000       $    11.840
Granted                              332,000             9.947    58,000            10.378   293,331            11.040
Forfeited                           (116,000)           12.047   (50,000)           11.825  (160,000)           12.375
Exercised                                 --                --   (48,000)            8.250        --                --
                                    --------       -----------  --------       -----------  --------       -----------

Outstanding, end of year             953,331       $    10.079   737,331       $    10.448   777,331       $    10.407
                                    ========       ===========  ========       ===========  ========       ===========

Exercisable, end of year             716,331       $    10.076   446,999       $    10.213   327,416       $     9.852
                                    ========       ===========  ========       ===========  ========       ===========

Weighted average fair value
  of options granted
  during the year                                  $     0.920                    $  1.358                 $     0.920
                                                   ===========                 ===========                 ===========

      The following table summarizes information about outstanding stock options as of December 31, 2000:


                                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                      -------------------------------------------------------------------------

                                           WEIGHTED
                                            AVERAGE            WEIGHTED                           WEIGHTED
                                           REMAINING           AVERAGE                            AVERAGE
                         NUMBER        CONTRACTUAL LIFE        EXERCISE          NUMBER           EXERCISE
  EXERCISE PRICE       OUTSTANDING        (IN YEARS)            PRICE          EXERCISABLE         PRICE
-------------------- ---------------- -------------------- ----------------- ---------------- -----------------
       $ 9.900             175,000            8.7               $ 9.900             43,750         $ 9.900
      $ 10.000             698,331            5.7               $ 10.000           637,581         $ 10.000
      $ 10.438              50,000            8.7               $ 10.438            12,500         $ 10.438
      $ 12.375              30,000            6.0               $ 12.375            22,500         $ 12.375



      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2000, 1999 and 1998:

                                                          2000                1999                 1998
                                                   -------------------  ------------------   ------------------
Dividend yield                                           10.60%              10.25%          7.42% - 8.71%
Risk-free interest rate                              5.25% - 6.00%      6.42% - 6.51%        4.53% - 5.65%
Expected option life (years)                               7                    5                    3
Expected volatility                                      17.70%              23.00%             0% - 32.23%



8.    EARNINGS PER SHARE

      In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income for the years ended December 31, 2000, 1999 and 1998:


                                                                     FOR THE YEAR ENDED DECEMBER 31, 2000
                                                               -------------------------------------------------

                                                                   INCOME            SHARES         PER SHARE
                                                                 (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                               -------------------------------------------------
NET INCOME                                                            $11,269
                                                                      =======

BASIC EPS

Income available to common stockholders                               $11,269         11,651,126        $ 0.97
                                                                      =======         ----------        ======

EFFECT OF DILUTIVE SECURITIES

Walden Woods Village, Ltd.                                                                93,656
Employee restricted stock                                                                121,561
Convertible partnership units                                              20             19,317
                                                                      -------         ----------
                                                                           20            234,534
                                                                      -------         ----------

DILUTED EPS
Income available to common
  stockholders + assumed conversions                                  $11,289         11,885,660        $ 0.95
                                                                      =======         ==========        ======


                                                                  FOR THE YEAR ENDED DECEMBER 31, 1999
                                                     -----------------------------------------------------------
                                                         INCOME                 SHARES              PER SHARE
                                                       (NUMERATOR)           (DENOMINATOR)           AMOUNT
                                                     -----------------------------------------------------------
NET INCOME                                                 $ 13,589
                                                           ========

BASIC EPS
Income available to common stockholders                    $ 13,589               10,804,574            $ 1.26
                                                           ========               ----------            ======

EFFECT OF DILUTIVE SECURITIES
Walden Woods Village, Ltd.                                       95                   93,656
Employee restricted stock                                        --                    3,123
                                                           --------               ----------

                                                                 95                   96,779
                                                           --------               ----------

DILUTED EPS
Income available to common
  stockholders + assumed conversions                       $ 13,684               10,901,353            $ 1.26
                                                           ========               ==========            ======

                                                                FOR THE YEAR ENDED DECEMBER 31, 1998
                                                     -----------------------------------------------------------
                                                         INCOME                 SHARES              PER SHARE
                                                       (NUMERATOR)           (DENOMINATOR)           AMOUNT
                                                     -----------------------------------------------------------
NET INCOME                                                  $ 9,065
                                                            =======

BASIC EPS
Income available to common stockholders                     $ 9,065                8,979,364            $ 1.01
                                                            =======                ---------            ======

EFFECT OF DILUTIVE SECURITIES
Series C Warrants                                                                    90,793
Stock Options                                                                         4,304
                                                                                   --------

                                                                                     95,097

DILUTED EPS

Income available
  to common stockholders + assumed conversions              $ 9,065                9,074,461            $ 1.00
                                                            =======                =========            ======

9.    FUTURE MINIMUM RENTAL INCOME, COMMITMENTS AND CONTINGENT LIABILITIES

      Future minimum rental income under noncancelable operating leases approximates the following as of December 31, 2000:


      YEAR ENDING
      DECEMBER 31,                                                     AMOUNT

         2001                                                        $   25,341
         2002                                                            22,893
         2003                                                            20,200
         2004                                                            17,265
         2005                                                            14,124
         Thereafter                                                      73,394
                                                                      ---------

         Total                                                        $ 173,217
                                                                      =========

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

10.   OPERATING EXPENSES

      Composition in the consolidated statements of operations:

                                           2000         1999         1998
                                          ------       ------       ------

      Commissions                         $  251       $  252       $  308
      Payroll                                901          602          467
      Insurance expense                      554          519          464
      Real estate property tax             3,423        2,913        2,425
      Repairs and maintenance              2,065        1,533        1,205
      Utilities                              582          522          508
      Other                                1,408          741          588
                                          ------       ------       ------

      Total                               $9,184       $7,082       $5,965
                                          ======       ======       ======

11.   GENERAL AND ADMINISTRATIVE EXPENSES

      Composition in the consolidated statements of operations:


                                         2000          1999          1998
                                        ------        ------        ------

      Office expenses                   $  275        $  130        $   86
      Professional fees                    221           314           323
      Management fees                       91            13            93
      Payroll                            1,434           796           628
      Other                                340           369           251
                                        ------        ------        ------

      Total                             $2,361        $1,622        $1,381
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


13.   QUARTERLY FINANCIAL DATA (unaudited)

                                                   2000                                             1999
                                ------------------------------------------        -----------------------------------------
                                   First     Second      Third     Fourth           First     Second     Third     Fourth
                                  Quarter    Quarter    Quarter    Quarter         Quarter    Quarter   Quarter    Quarter
                                ----------  ---------  ---------  --------        ---------  --------  ---------  ---------
        Revenues                  $8,104     $7,991     $8,415     $9,932          $6,095     $6,328    $7,112    $11,442
        Earnings before
        minority interest and
        gain on sale               2,647      2,812      2,777      3,033           2,223      2,378     2,648      6,436
        Minority interest             24         25         24        (73)             23         24        24         25
        Gain on sale                  --         --         --         --              --         --        --      3,814
                                  ------     ------     ------     ------          ------     ------    ------     ------
        Net earnings              $2,623     $2,787     $2,753     $3,106          $2,200     $2,354    $2,624     $2,597
                                  ======     ======     ======     ======          ======     ======    ======     ======

         Per share:
            Basic                  $0.23      $0.24      $0.24      $0.26           $0.21      $0.22     $0.24      $0.57
                                  ======     ======     ======     ======          ======     ======    ======     ======
            Diluted                $0.23      $0.24      $0.23      $0.25           $0.21      $0.22     $0.24      $0.56
                                  ======     ======     ======     ======          ======     ======    ======     ======




                                   * * * * * *

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







Deloitte & Touche, LLP
February 21, 2001
Miami, Florida

                                  SCHEDULE III

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)



                                                      INITIAL COST
                                                      TO COMPANY
                                                   ------------------
                                                            BUILDING  CAPITALIZED
                                                                &     SUBSEQUENT TO
                                         ENCUM-              IMPROVE- ACCUSITION OR
     PROPERTY           LOCATION         BRANCES    LAND      MENTS   IMPROVEMENTS
--------------------  ---------------   --------   -------   -------- -------------
INCOME PRODUCING PROPERTIES

NORTH FLORIDA

Atlantic Village
  Shopping Center     Atlantic Beach    $  4,738   $ 1,190   $  4,760    $ 937
Beauclerc Village
  Shopping Center(1)  Jacksonville             0       560      2,242      322
Commonwealth Shopping
  Center              Jacksonville         3,062       730      2,920    1,416
Forest Village
  Shopping Center (2) Tallahassee              0       725          0    4,507
Fort Caroline
  Trading Post        Jacksonville         2,174       738      2,432      544
Losco Shopping
  Center              Jacksonville             0       221          0      592
Mandarin Landing
  Shopping Center(1)  Jacksonville             0     4,443      4,747    1,206
Mandarin
  Mini-storage(1)     Jacksonville             0       362      1,448       24
Monument Point
  Shopping Center     Jacksonville             0     1,336      2,330       87
Oak Hill Village
  Shopping Center     Jacksonville         2,183       690      2,760       39

CENTRAL FLORIDA

Eustis Square
  Shopping Center     Eustis               4,716     1,450      5,799       77
Forest Edge
  Shopping Center     Orlando              1,745     1,250      1,850       32
Lake Mary
  Shopping Center     Lake Mary           10,273     5,578     13,878    2,068
Park Promenade
  Shopping Center     Orlando              6,462     2,810      6,444      388
Walden Woods
  Shopping Center     Plant City           2,681       950      2,850        9

FLORIDA WEST COAST

East Bay Plaza
  Shopping Center(1)  Largo                    0       314      1,296      557
Mariners Crossing
  Shopping Center     Spring Hill          3,507     1,110      4,447        0
Shoppes of North
  Port                North Port           4,363     1,452      5,807        0
Summerlin Square
  Shopping Center     Fort Myers           4,624     1,043      7,989       97

SOUTH FLORIDA

Bird Ludlum
  Shopping Center     Miami               11,860     4,080     16,318      112
Diana Building        W. Palm Beach            0       123        493      944
Equity One Office
  Building (1)        Miami Beach              0       229        423      776
Lantana Village
  Shopping Center     Lantana              4,082     1,350      5,400    2,712
Montclair
  Apartments(1)       Miami                    0       199        801        2
Pine Island/Ridge
  Plaza Shopping      Davie               25,881    12,462     20,309      491
  Center
Plaza Del Rey
  Shopping Center     Miami                2,521       740      2,961      147
Point Royale
  Shopping Center     Miami                5,171     3,161      5,005    1,739
Restaurant Property   Miami                    0       250      1,000      148
Shops at Skylake      N. Miami            16,276     4,873          0   15,929
                      Beach
West Lakes Plaza
  Shopping Center     Miami                5,356     2,141      5,789      244

                                        --------   -------   --------  -------
TOTAL INCOME PRODUCING PROPERTIES       $121,675   $56,560   $132,498  $36,146
                                        ========   =======   ========  =======


                           GROSS AMOUNTS AT WHICH
                            CARRIED AT CLOSE OF
                         --------------------------

                                                                                    DEPRE-
                                 IMPROVE-            ACCUMULATED         DATE       CIABLE
     PROPERTY            LAND      MENTS     TOTAL   DEPRECIATION       ACQUIRED     LIFE
--------------------     -----   --------   -------  ------------   --------------- --------
INCOME PRODUCING PROPERTIES

NORTH FLORIDA

Atlantic Village
  Shopping Center        $  1,190   $  5,697  $  6,887   $   847     June 30, 1995      40
Beauclerc Village
  Shopping Center(1)          651      2,473     3,124       164     May 15, 1998       40
Commonwealth Shopping
  Center                      730      4,336     5,066       690     February 28, 1994  40
Forest Village
  Shopping Center (2)         877      4,355     5,232        40     January 28, 1999   40
Fort Caroline
  Trading Post                738      2,976     3,714       503     January 24, 1994   40
Losco Shopping
  Center                      224        589       813         4     May 17, 1999       40
Mandarin Landing
  Shopping Center(1)        4,443      5,953    10,396       145     December 10, 1999  40
Mandarin
  Mini-storage(1)             362      1,472     1,834       246     May 10, 1994       40
Monument Point
  Shopping Center           1,336      2,417     3,753       247     January 31, 1997   40
Oak Hill Village
  Shopping Center             690      2,799     3,489       363     December 7, 1995   40

CENTRAL FLORIDA

Eustis Square
  Shopping Center           1,463      5,863     7,326     1,418    October 22, 1993    40
Forest Edge
  Shopping Center           1,250      1,882     3,132       188    December 31, 1996   40
Lake Mary
  Shopping Center           5,898     15,626    21,524     1,831    November 9, 1995    40
Park Promenade
  Shopping Center           2,810      6,832     9,642       341    January 31, 1999    40
Walden Woods
  Shopping Center             950      2,859     3,809       144    January 1, 1999     40

FLORIDA WEST COAST

East Bay Plaza
  Shopping Center(1)          325      1,842     2,167       660    July 27, 1993       30
Mariners Crossing
  Shopping Center           1,110      4,447     5,557        34    September 12, 2000  40
Shoppes of North
  Port                      1,452      5,807     7,259        10    December 5, 2000    40
Summerlin Square
  Shopping Center           1,043      8,086     9,129       536    June 10, 1998       40

SOUTH FLORIDA

Bird Ludlum
  Shopping Center           4,088     16,422    20,510     2,691    August 11, 1994    40
Diana Building                123      1,437     1,560       170    February 15, 1995  40
Equity One Office
  Building (1)                229      1,199     1,428       217    April 10, 1992     40
Lantana Village
  Shopping Center           1,350      8,112     9,462       532    January 6, 1998    40
Montclair
  Apartments(1)               199        803     1,002        47    August 31, 1998    40
Pine Island/Ridge
  Plaza Shopping           12,462     20,800    33,262       734    August 26, 1999    40
  Center
Plaza Del Rey
  Shopping Center             740      3,108     3,848     1,041    August 22, 1991    40
Point Royale
  Shopping Center           3,720      6,185     9,905       745    July 27, 1995      40
Restaurant Property           250      1,148     1,398        97    April 30, 1998     40
Shops at Skylake            8,564     12,238    20,802       321    August 19, 1997    40

West Lakes Plaza
  Shopping Center           2,141      6,033     8,174       672    November 6, 1996   40

                          -------   --------  --------   -------
TOTAL INCOME PRODUCING
  PROPERTIES              $61,408   $163,796  $225,204   $15,678
                          =======   ========  ========   =======

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

                                                      INITIAL COST
                                                      TO COMPANY
                                                   ------------------
                                                          BUILDING    CAPITALIZED
                                                             &       SUBSEQUENT TO
                                     ENCUM-               IMPROVE-   ACCUSITION OR
     PROPERTY           LOCATION    BRANCES         LAND    MENTS     IMPROVEMENTS
----------------------  ----------  --------      ------- ---------  -----------------

LAND HELD FOR/UNDER DEVELOPMENT

Coral Way               Miami              0          988         0          148
Forest Village
  Shopping Center       Tallahassee        0        1,576         0        1,310
Equity One
  Office Building (1)   Miami Beach        0          350         0          161
Lake Mary
  Shopping Center       Lake Mary       See above   1,194         0            9
Losco Shopping Center   Jacksonville       0           29         0           76
Shoppes at Skylake (3)  Miami              0        5,936         0        4,405
Summerlin Square
  Shopping Center       Fort Myers      See above     913         0           85
                                    --------      -------  --------      -------

TOTAL LAND HELD FOR/UNDER
DEVELOPMENT                              $ 0      $10,986       $ 0      $ 6,194
                                    ========      =======  ========      =======

Credit Agreement                       4,243            0         0            0
                                    --------      -------  --------      -------

TOTAL                               $125,918      $67,546  $132,498      $42,340
                                    ========      =======  ========      =======

                              GROSS AMOUNTS AT WHICH
                            CARRIED AT CLOSE OF PERIOD
                           ---------------------------

                                                                                           DEPRE-
                                   IMPROVE-              ACCUMULATED         DATE          CIABLE
     PROPERTY              LAND     MENTS    TOTAL       DEPRECIATION     ACQUIRED          LIFE
----------------------     ------  --------  ---------   ------------   ---------------    -------

LAND HELD FOR/UNDER DEVELOPMENT

Coral Way                   1,136         0    1,136            0      July 23, 1999
Forest Village
  Shopping Center           2,886         0    2,886            0      January 28, 1999
Equity One
  Office Building (1)         511         0      511            0      December 9, 1998
Lake Mary
  Shopping Center           1,203         0    1,203            0      November 9, 1995
Losco Shopping Center         105         0      105            0      May 17, 1999
Shoppes at Skylake (3)     10,341         0   10,341            0      August 19, 1997
Summerlin Square
  Shopping Center             998         0      998            0      June 10, 1998
                          -------  -------- --------      -------

TOTAL LAND HELD FOR/UNDER
DEVELOPMENT               $17,180   $     0  $17,180      $     0
                          =======  ======== ========      =======

Credit Agreement                0         0        0            0
                          -------  -------- --------      -------

TOTAL                     $78,588  $163,796 $242,384      $15,678
                          =======  ======== ========      =======

      (1) This property serves as collateral for the Credit Agreement.
      (2) This property was financed on March 8, 2001 in the amount of $4.7 million. See Recent Developments.
      (3) The portion of this property not securing the mortgage financing serves as collateral for the Credit Agreement.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

                                                                           2000                      1999                  1998
                                                                -----------------------  ----------------------  ------------------

RECONCILIATION OF INCOME PRODUCING PROPERTY

Beginning balance                                                         $192,298                  $140,764              $123,447
Acquisitions                                                                30,498                    55,015                20,834
Improvements                                                                 1,454                     7,843                 4,411
Dispositions                                                                     0                   (11,324)               (7,928)
                                                                -----------------------  ----------------------  ------------------
Ending balance                                                            $224,250                  $192,298              $140,764
                                                                =======================  ======================  ==================


RECONCILIATION OF ACCUMULATED DEPRECIATION FOR INCOME
PRODUCING PROPERTY

Beginning balance                                                          $11,582                    $9,410                $7,144
Depreciation expense                                                         4,096                     3,420                 2,824
Dispositions                                                                     0                    (1,248)                 (558)
                                                                -----------------------  ----------------------  ------------------
Ending balance                                                             $15,678                   $11,582                $9,410
                                                                =======================  ======================  ==================


RECONCILIATION OF LAND HELD FOR/UNDER DEVELOPMENT

Beginning balance                                                          $24,123                    $7,177                $1,788
Net additions (dispositions)                                                (5,987)                   16,946                 5,389
                                                                -----------------------  ----------------------  ------------------
Ending balance                                                             $18,136                   $24,123                $7,177
                                                                =======================  ======================  ==================
