Form 10-Q/A
period 2001-03-31
EQUITY ONE INC
filed 2001-07-18
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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


                          1696 N.E. MIAMI GARDENS DRIVE
                        NORTH MIAMI BEACH, FLORIDA 33179
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (305) 947-1664
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

            MARYLAND                                  52-1794271
-------------------------------          ------------------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on July 17, 2001, 13,011,901 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                    FORM 10-Q/A QUARTER ENDED MARCH 31, 2001



                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets-
         As of March 31, 2001 (unaudited) and December 31, 2000.................................................   3

         Condensed Consolidated Statements of Operations-
         For the three-month periods ended March 31, 2001 and 2000 (unaudited)..................................   4

         Condensed Consolidated Statements of Comprehensive Income-
         For the three-month periods ended March 31, 2001 and 2000 (unaudited)..................................   5

         Condensed Consolidated Statements of Stockholders' Equity-
         For the three-month periods ended March 31, 2001 and 2000 (unaudited)..................................   6

         Condensed Consolidated Statements of Cash Flows-
         For the three-month periods ended March 31, 2001 and 2000 (unaudited)..................................   7

         Notes to the Condensed Consolidated Financial Statements                                                  9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................................  13

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................  14

Item 2.  Changes in Securities and Use of Proceeds..............................................................  14

Item 3.  Defaults Upon Senior Securities........................................................................  14

Item 4.  Submission of Matters to a Vote of Security Holders....................................................  14

Item 5.  Other Information......................................................................................  14

Item 6.  Exhibits and Reports on Form 8-K.......................................................................  14

Signatures......................................................................................................  14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EQUITY ONE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                            MARCH 31,           DECEMBER 31,
                                                                              2001                  2000
                                                                       -------------------  --------------------
                                                                           (UNAUDITED)
ASSETS

   Rental Properties
     Land, building and equipment.................................     $      219,932       $      216,698
     Building improvements........................................              9,263                8,228
     Land held for development....................................             10,977               11,008
     Construction in progress.....................................              7,272                7,128
                                                                       --------------       --------------
   Total rental properties........................................            247,444              243,062
     Accumulated depreciation.....................................            (17,044)             (15,836)
                                                                       --------------       --------------
   Rental properties, net.........................................            230,400              227,226
   Cash and cash equivalents......................................                783                  322
   Restricted cash................................................              4,356                4,273
   Securities available for sale..................................              1,564                1,403
   Accounts and other receivables, net............................                913                2,234
   Due from related parties.......................................                 12                   47
   Deposits.......................................................              1,505                  822
   Prepaid and other assets.......................................              1,185                  667
   Deferred expenses, net.........................................              1,401                1,404
   Goodwill, net..................................................                631                  644
                                                                       --------------       --------------

Total assets......................................................     $      242,750       $      239,042
                                                                       ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES

     Mortgage notes payable.......................................     $      125,540       $      121,675
     Credit Agreement.............................................              3,772                4,243
     Accounts payable and accrued expenses........................              3,067                2,857
     Tenants' security deposits...................................              1,666                1,476
     Deferred rental income.......................................                709                  662
     Minority interest in equity of consolidated subsidiary.......              3,869                3,875
                                                                       --------------       --------------

   Total liabilities..............................................            138,623              134,788
                                                                       --------------       --------------

   STOCKHOLDERS' EQUITY

     Common stock.................................................                129                  128
     Additional paid-in capital...................................            106,171              105,368
     Retained earnings............................................                131                  423
     Accumulated other comprehensive income ......................               (150)                (311)
     Unamortized restricted stock compensation and notes
       receivable.................................................             (2,154)              (1,354)
                                                                       --------------       --------------

   Total stockholders' equity.....................................            104,127              104,254
                                                                       --------------       --------------

Total liabilities and stockholders' equity........................     $      242,750       $      239,042
                                                                       ==============       ==============


See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)



                                                   Three Months Ended
                                                        March 31,
                                                 -------       -------
                                                   2001          2000
                                                       (Unaudited)
Revenues:
   Rental income.............................    $ 9,165       $ 8,034
   Management fees...........................        526            31
   Investment revenue........................        136            39

     Total revenues..........................      9,827         8,104

Costs and Expenses:
   Operating expenses........................      2,733         2,178
   Depreciation..............................      1,207           967
   Interest..................................      2,082         1,726
   General...................................        718           573
   Amortization expense goodwill.............         13            13
   Minority interest in earnings of
   consolidated subsidiary...................         --            --
                                                      --            24

     Total costs and expenses................      6,753         5,481

Net incomee..................................    $ 3,074       $ 2,623

Earnings per share:

Basic earnings per share.....................    $  0.24       $  0.23

Number of shares used in computing basic
   earnings per share........................     12,706        11,299

Diluted earnings per share...................    $  0.23       $  0.23

Number of shares used in computing diluted
   earnings per share........................    =======       =======
                                                  13,232        11,479


See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                             -----------------------------------
                                                                                    2001                2000
                                                                             -------------        --------------
                                                                                          (UNAUDITED)
Net income...............................................................    $       3,074        $      2,623

Other comprehensive income

   Net unrealized holding gain on securities available for sale..........              161                  56
                                                                             -------------        --------------
Comprehensive income.....................................................    $       3,235        $      2,679
                                                                             =============        ==============




See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)


                                                                                           UNAMORTIZED
                                                                                           RESTRICTED
                                                                             ACCUMULATED     STOCK
                                                    ADDITIONAL                  OTHER     COMPENSATION      TOTAL
                                                      PAID-IN    RETAINED   COMPREHENSIVE  AND NOTES    STOCKHOLDERS'
                                       COMMON STOCK   CAPITAL    EARNINGS       INCOME     RECEIVABLE      EQUITY
                                       ----------   ----------  ----------  ------------- ------------  -------------
THREE MONTHS ENDED MARCH 31, 2001

Balance, January 1, 2001............   $      128   $  105,368  $      423  $     (311)    $   (1,354)    $  104,254
   Issuance of common stock.........            1          811                                   (800)            12
   Stock issuance cost..............                        (8)                                                   (8)
   Net income.......................                                 3,074                                     3,074
   Net unrealized holding gain on
     securities available for sale..                                               161                           161
   Dividends paid...................                                (3,366)                                   (3,366)
                                       ----------   ----------  ----------  ----------     ----------     ----------

Balance, March 31, 2001 (Unaudited).   $      129   $  106,171  $      131  $     (150)    $   (2,154)    $  104,127
                                       ==========   ==========  ==========  ==========     ==========     ==========

THREE MONTHS ENDED MARCH 31, 2000
Balance, January 1, 2000............   $      113   $   89,990  $    2,390  $     (519)    $     (545)    $   91,429
   Issuance of Common Stock.........            3        2,835                                                 2,838
   Stock issuance cost..............                      (133)                                                 (133)
   Net income ......................                                 2,623                                     2,623
   Net unrealized holding gain on
     securities available for sale..                                                56                            56
   Dividends paid...................                                (2,990)                                   (2,990)
                                       ----------   ----------  ----------  ----------     ----------     ----------

Balance, March 31, 2000 (Unaudited).   $      116   $   92,692  $    2,023  $      463     $     (545)    $   93,823
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

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                           ----------------------------------------
                                                                                   2001                 2000
                                                                           -----------------     -----------------
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES
   Net income.......................................................       $       3,074         $      2,623
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................               1,282                1,052
     Provision for losses on accounts receivable....................                  25                   32
     Minority interest in earnings of consolidated subsidiary.......                  --                   24
     Changes in assets and liabilities:
       Restricted cash..............................................                 (83)                  --
       Accounts and other receivables...............................               1,296                  985
       Deposits.....................................................                (683)                (643)
       Prepaid and other assets.....................................                (518)                (195)
       Accounts payable and accrued expenses........................                 210                  898
       Deferred rental income.......................................                 190                   59
       Tenants' security deposits...................................                  47                   66
       Due from related parties.....................................                  35                   28
                                                                           ----------------      -----------------

Net cash provided by operating activities...........................               4,875                4,929
                                                                           ----------------      -----------------

INVESTING ACTIVITIES
   Additions to rental property.....................................              (4,382)              (5,416)
   Purchases of securities..........................................                  --                  (11)
                                                                           ----------------      -----------------

Net cash used in investing activities...............................              (4,382)              (5,427)
                                                                           ----------------      -----------------

FINANCING ACTIVITIES
   Repayments of mortgage notes payable.............................                (835)                (675)
   Borrowings under mortgage notes payable..........................               4,700                6,500
   Repayments under credit agreement................................                (471)              (4,389)
   Cash dividends paid to stockholders..............................              (3,366)              (2,990)
   Stock subscription and issuance..................................                  12                1,714
   Stock issuance cost..............................................                  (8)                (133)
   Deferred financing expenses, net.................................                 (58)                 260
   Change in minority interest......................................                  (6)                 (24)
                                                                           ----------------      -----------------

Net cash (used in) provided by financing activities.................                 (32)                 263
                                                                           ----------------      -----------------

Net Increase (Decrease) in Cash and Cash Equivalents................                 461                 (235)

Cash and Cash Equivalents, Beginning of Period......................                 322                  427
                                                                           ----------------      -----------------

Cash and Cash Equivalents, End of Period............................       $         783         $        192
                                                                           ================      =================




                                                                     (Continued)

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                           ---------------------------------------
                                                                                   2001                 2000
                                                                           ------------------    -----------------
                                                                                          (UNAUDITED)
SUPPLEMENTAL DISCLOSURE

   Cash paid for interest, net of amount capitalized................       $       1,997         $      1,695
                                                                           ==================    =================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   Change in unrealized holding gain on securities available for sale      $         161         $         56
                                                                           ==================    =================

   Issuance of restricted stock.....................................       $         811         $      1,124
                                                                           ==================    =================

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

                The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 appearing in the Company's Form 10-K/A No. 2 filed with the Securities and Exchange Commission.

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

4.     MINORITY INTEREST

                On January 1, 1999, a wholly-owned subsidiary of the Company, Equity One (Walden Woods) Inc. (the "Walden Woods General Partner"), entered into a limited partnership as a general partner. An income producing shopping center was contributed by its owners (the "Walden Woods Minority Partners"), and the Walden Woods General Partner contributed 93,656 shares of common stock to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net asset value of the property contributed by the Walden Woods Minority Partners, each of the partners received 93,656 limited partnership units. The Company and the Walden Woods Minority Partners have entered into an agreement (the "Redemption Agreement") whereby the Walden Woods Minority Partners can request that the Company purchase either their limited partnership units or any shares of common stock which they have received in exchange for their limited partnership units at a price of $10.30 per unit or per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented as a liability. In addition, under the terms of the limited partnership agreement, the Walden Woods Minority Partners do not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the Walden Woods Minority Partners to the extent of the dividends declared. The 93,656 shares of common stock of the Company held by the consolidated limited partnership are not considered outstanding in the condensed consolidated financial statements.

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

FUNDS FROM OPERATIONS

         The Company defines funds from operations ("FFO") consistent with the NAREIT definition as net income before gains (losses) on the sale of real estate, extraordinary items and minority interest, plus real estate depreciation and amortization of capitalized leasing costs. Management believes that FFO should be considered along with, but not as an alternative to, net income as defined by accounting principles generally accepted in the United States of America ("GAAP") as a measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of funds available to fund the Company's cash needs. FFO is derived from historical net income as follows:

         The following table illustrates the calculation of FFO for the three-month periods ended March 31, 2001 and 2000 (in thousands except per share data):

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   --------------------------
                                                                      2001            2000
                                                                   ---------       ----------
Funds from Operations                                                       (UNAUDITED)
   Net income................................................      $   3,074       $    2,623
   Depreciation of real estate assets........................          1,195              961
   Amortization of leasing costs.............................             21               26
   Interest on convertible partnership units.................             64               --
   Minority interest.........................................             --               24
                                                                   ---------       ----------

Funds from operations........................................      $   4,354       $    3,634
                                                                   =========       ==========

         FFO increased by approximately $720,000, or 19.8% to $4.4 million for the three months ended March 31, 2001, from $3.6 million for the comparable period of 2000. The increase is primarily the result of acquisitions of additional properties and the completion of several development projects, described above.

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

Date:  July 18, 2001              EQUITY ONE, INC.


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