Form 10-K/A
period 2000-12-31
EQUITY ONE INC
filed 2001-07-26
CIK 1042810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 3

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of July 25, 2001, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $50,971,102.03.

         As of July 25, 2001, the number of outstanding shares of Common Stock par value $.01 per share of the Registrant was 13,011,901.

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

                                           EQUITY ONE, INC.

Date: July 26, 2001                        BY: /s/ CHAIM KATZMAN
                                           --------------------------
                                           Chaim Katzman
                                           Chairman of the Board and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

SIGNATURE                                                TITLE                                  DATE
----------------------                   -------------------------------------                  ----
/s/ CHAIM KATZMAN                              Chairman of the Board and                   July 26, 2001
-------------------------------                 Chief Executive Officer
Chaim Katzman                                (Principal Executive Officer)

/s/ DORON VALERO                          President, Chief Operating Officer               July 26, 2001
-------------------------------                      and Director
Doron Valero

/s/ HOWARD M. SIPZNER                    Treasurer and Chief Financial Officer             July 26, 2001
-------------------------------              (Principal Financial Officer)
Howard M. Sipzner

/s/ NOAM BEN OZER                                      Director                            July 26, 2001
-------------------------------
Noam Ben Ozer

/s/ DR. SHAIY PILPEL                                   Director                            July 26, 2001
-------------------------------
Dr. Shaiy Pilpel

/s/ ROBERT COONEY                                      Director                            July 26, 2001
-------------------------------
Robert Cooney

/s/ RONALD CHASE                                       Director                            July 26, 2001
-------------------------------
Ronald Chase

/s/ DORI SEGAL                                         Director                            July 26, 2001
-------------------------------
Dori Segal

/s/ NATHAN HETZ                                        Director                            July 26, 2001
-------------------------------
Nathan Hetz

/s/ PETER LINNEMAN                                     Director                            July 26, 2001
-------------------------------
Peter Linneman

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

   Consolidated Statements of Cash Flows                                                                        F-7 - F-8

   Notes to the Consolidated Financial Statements                                                              F-9 - F-24

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Equity One, Inc.:

We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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


13.   QUARTERLY FINANCIAL DATA (unaudited)

                                                   2000                                             1999
                                ------------------------------------------        -----------------------------------------
                                   First     Second      Third     Fourth           First     Second     Third     Fourth
                                  Quarter    Quarter    Quarter    Quarter         Quarter    Quarter   Quarter    Quarter
                                ----------  ---------  ---------  --------        ---------  --------  ---------  ---------
        Revenues                  $8,104     $7,991     $8,415     $9,932          $6,095     $6,328    $7,112    $11,442
        Earnings before
        minority interest and
        gain on sale               2,647      2,812      2,777      3,033           2,223      2,378     2,648      2,622
        Minority interest             24         25         24        (73)             23         24        24         25
        Gain on sale                  --         --         --         --              --         --        --      3,814
                                  ------     ------     ------     ------          ------     ------    ------     ------
        Net earnings              $2,623     $2,787     $2,753     $3,106          $2,200     $2,354    $2,624     $6,411
                                  ======     ======     ======     ======          ======     ======    ======     ======

         Per share:
            Basic                  $0.23      $0.24      $0.24      $0.26           $0.21      $0.22     $0.24      $0.57
                                  ======     ======     ======     ======          ======     ======    ======     ======
            Diluted                $0.23      $0.24      $0.23      $0.25           $0.21      $0.22     $0.24      $0.56
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
