Form 10-Q/A
period 2001-03-31
EQUITY ONE INC
filed 2001-07-26
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 2

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on July 25, 2001, 13,011,901 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

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



                                                   Three Months Ended
                                                        March 31,
                                                 ---------------------
                                                   2001          2000
                                                 -------       -------
                                               (Unaudited)
REVENUES:
   Rental income.............................    $ 9,165       $ 8,034
   Management fees...........................        526            31
   Investment revenue........................        136            39
                                                 -------       -------

     Total revenues..........................      9,827         8,104
                                                 -------       -------

COSTS AND EXPENSES:
   Operating expenses........................      2,733         2,178
   Depreciation..............................      1,207           967
   Interest..................................      2,082         1,726
   General...................................        718           573
   Amortization expense goodwill.............         13            13
                                                 -------       -------

   Total costs and expenses..................      6,753         5,457
                                                 -------       -------

Income before minority interest in earnings
  of consolidated subsidiary.................    $ 3,074       $ 2,647

   Minority interest in earnings of
     consolidated subsidiary ................         --            24
                                                 -------       -------

Net Income ..................................    $ 3,074       $ 2,623
                                                 =======       =======

EARNINGS PER SHARE:

Basic earnings per share.....................    $  0.24       $  0.23
                                                 =======       =======

Number of shares used in computing basic
   earnings per share........................     12,706        11,299
                                                 =======       =======

Diluted earnings per share...................    $  0.23       $  0.23
                                                 =======       =======

Number of shares used in computing diluted
   earnings per share........................     13,232        11,479
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

                The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 appearing in the Company's Form 10-K/A No. 3 filed with the Securities and Exchange Commission.

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

Date:  July 26, 2001              EQUITY ONE, INC.


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