Form 10-Q
period 2001-06-30
EQUITY ONE INC
filed 2001-08-10
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                          Commission File No. 001-13499


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


                                 (305) 947-1664
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                  MARYLAND                                52-1794271
       ------------------------------        -----------------------------------
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

                              Yes [X] No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on August 9, 2001, 13,011,901 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                         TABLE OF CONTENTS TO FORM 10-Q

                        THREE MONTHS ENDED JUNE 30, 2001

                                                                                                            PAGE
                                                                                                            ----
                                           PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements...................................................   3

            Condensed Consolidated Balance Sheets-
            As of June 30, 2001 and December 31, 2000 (unaudited).........................................   3

            Condensed Consolidated Statements of Operations-
            For the three-month and six-month periods ended June 30, 2001 and 2000 (unaudited)............   4

            Condensed Consolidated Statements of Comprehensive Income-
            For the three-month and six-month periods ended June 30, 2001 and 2000 (unaudited)............   5

            Condensed Consolidated Statements of Stockholders' Equity-
            For the six-month periods ended June 30, 2001 and 2000 (unaudited)............................   6

            Condensed Consolidated Statements of Cash Flows-
            For the six-month periods ended June 30, 2001 and 2000 (unaudited)............................   7

            Notes to the Condensed Consolidated Financial Statements......................................   9

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........   11

Item 3.     Quantitative and Qualitative Disclosures About Market Risks...................................   16


                                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.............................................................................   16

Item 2.     Changes in Securities and Use of Proceeds.....................................................   17

Item 3.     Defaults Upon Senior Securities...............................................................   17

Item 4.     Submission of Matters to a Vote of Security Holders...........................................   17

Item 5.     Other Information.............................................................................   18

Item 6.     Exhibits and Reports on Form 8-K..............................................................   18

            Signatures....................................................................................   18

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EQUITY ONE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                 JUNE 30, 2001 AND DECEMBER 31, 2000 (UNAUDITED)

                                                                       JUNE 30, 2001      DECEMBER 31, 2000
                                                                       -------------      -----------------
                                                                        (UNAUDITED)          (UNAUDITED)
ASSETS
Rental Properties:
   Land, building and equipment...................................     $      220,767       $      216,698
   Building improvements..........................................              9,426                8,228
   Land held for development......................................             10,893               11,008
   Construction in progress.......................................              7,450                7,128
                                                                       --------------       --------------
                                                                              248,536              243,062
   Accumulated depreciation.......................................            (18,219)             (15,836)
                                                                       --------------       --------------
     Rental properties, net.......................................            230,317              227,226
Cash and cash equivalents.........................................                499                  322
Restricted cash...................................................              4,781                4,273
Securities available for sale.....................................              1,639                1,403
Accounts and other receivables, net...............................              1,526                2,234
Due from related parties..........................................                 15                   47
Deposits..........................................................              2,023                  822
Prepaid and other assets..........................................              1,651                  667
Deferred expenses, net............................................              1,349                1,404
Goodwill, net.....................................................                619                  644
                                                                       --------------       --------------

       Total assets...............................................     $      244,419       $      239,042
                                                                       ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

   Mortgage notes payable.........................................     $      124,690       $      121,675
   Credit agreement...............................................              5,572                4,243
   Accounts payable and accrued expenses..........................              3,892                2,857
   Tenants' security deposits.....................................              1,721                1,476
   Deferred rental income.........................................                647                  662
   Minority interest in equity of consolidated subsidiary.........              3,869                3,875
                                                                       --------------       --------------

       Total liabilities..........................................            140,391              134,788
                                                                       --------------       --------------

STOCKHOLDERS' EQUITY:

   Common stock...................................................                129                  128
   Additional paid-in capital.....................................            106,663              105,368
   Retained earnings..............................................                ---                  423
  Accumulated other comprehensive income..........................                (76)                (311)
   Unamortized restricted stock compensation and notes receivable.             (2,688)              (1,354)
                                                                       --------------       --------------

       Total stockholders' equity.................................            104,028              104,254
                                                                       --------------       --------------

Total liabilities and stockholders' equity........................     $      244,419       $      239,042
                                                                       ==============       ==============


See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                    ------------------------------    -------------------------------
                                                        2001              2000             2001             2000
                                                    ------------    --------------    --------------   --------------
                                                             (UNAUDITED)                        (UNAUDITED)
REVENUES:
   Rental income..................................  $      9,175    $        7,848    $       18,340   $       15,882
   Management fees.................................          590                84             1,116              115
   Investment revenue..............................          167                59               303               98
                                                    ------------    --------------    --------------   --------------

     Total revenues................................        9,932             7,991            19,759           16,095
                                                    ------------    --------------    --------------   --------------

COSTS AND EXPENSES:
   Operating expenses..............................        2,677             2,061             5,410            4,239
   Depreciation and amortization...................        1,188             1,006             2,408            1,986
   Interest........................................        2,199             1,630             4,281            3,356
   General and administrative expenses.............          652               482             1,370            1,055
                                                    ------------    --------------    --------------   --------------

     Total costs and expenses......................        6,716             5,179            13,469           10,636
                                                    ------------    --------------    --------------   --------------

   Income before minority interest
     in earnings of consolidated subsidiary........       3,216             2,812             6,290            5,459

   Minority interest in earnings of
     consolidated subsidiary.......................           49                25                49               49
                                                    ------------    --------------    --------------   --------------

   Net Income.....................................  $      3,167    $        2,787    $        6,241   $        5,410
                                                    ============    ==============    ==============   ==============

EARNINGS PER SHARE:

Basic earnings per share..........................  $       0.25     $        0.24     $        0.49    $        0.47
                                                    ============    ==============    ==============   ==============

Number of shares used in computing basic
   earnings per share..............................       12,707            11,480            12,707           11,390
                                                    ============    ==============    ==============   ==============

Diluted earnings per share........................  $       0.24     $        0.24     $        0.48    $        0.47
                                                    ============    ==============    ==============   ==============

Number of shares used in computing
   diluted earnings per share......................       13,448            11,684            13,326           11,581
                                                    ============    ==============    ==============   ==============


See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                        -------------------------------    ---------------------------
                                                              2001             2000             2001            2000
                                                        -------------     -------------    -----------     -----------
                                                                   (UNAUDITED)                      (UNAUDITED)
     Net income.......................................  $       3,167     $       2,787    $     6,241     $     5,410
     Other comprehensive income:
        Net unrealized holding gain on
          securities available for sale...............             74                82            235             138
                                                        -------------     -------------    -----------     -----------

     Comprehensive income.............................  $       3,241     $       2,869    $     6,476     $     5,548
                                                        =============     =============    ===========     ===========


See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                                                                               UNAMORTIZED
                                                                                               RESTRICTED
                                                                                 ACCUMULATED      STOCK
                                                     ADDITIONAL                     OTHER     COMPENSATION     TOTAL
                                          COMMON       PAID-IN     RETAINED     COMPREHENSIVE   AND NOTE    STOCKHOLDERS'
                                          STOCK        CAPITAL     EARNINGS        INCOME      RECEIVABLES     EQUITY
                                       ----------   ----------    ----------    ------------- ------------  -------------
SIX MONTHS ENDED JUNE 30, 2001

Balance, January 1, 2001............   $      128   $  105,368    $      423    $     (311)   $   (1,354)   $  104,254
   Issuance of common stock.........            1        1,345                                    (1,334)           12
   Stock issuance costs.............                       (14)                                                    (14)
   Net income.......................                                   6,241                                     6,241
   Net unrealized holding gain on
     securities available for sale..                                                   235                         235
   Dividends paid...................                       (36)       (6,664)                                   (6,700)
                                       ----------   ----------    ----------    ----------    ----------    ----------
Balance, June 30, 2001 (Unaudited)..   $      129   $  106,663    $       --    $      (76)   $   (2,688)   $  104,028
                                       ==========   ==========    ==========    ==========    ==========    ==========
SIX MONTHS ENDED JUNE 30, 2000

Balance, January 1, 2000............   $      113   $   89,990    $    2,390    $     (519)   $     (545)   $   91,429
   Issuance of common stock.........            5        4,587                                    (1,123)        3,469
     Stock Issuance costs...........                      (133)                                                   (133)
   Net income.......................                                   5,410                                     5,410
   Net unrealized holding gain on
     securities available for sale..                                                   138                         138
   Dividends paid...................                                  (6,028)                                   (6,028)
                                       ----------   ----------    ----------    ----------    ----------    ----------
Balance, June 30, 2000 (Unaudited)..   $      118   $   94,444    $    1,772    $     (381)   $   (1,668)   $   94,285
                                       ==========   ==========    ==========    ==========    ==========    ==========


See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                           ------------------------------------
                                                                                 2001                 2000
                                                                           --------------        --------------
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES:

   Net income.......................................................       $        6,241        $        5,410
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................                2,514                 2,118
     Provision for losses on accounts receivable....................                  (91)                  (48)
     Minority interest in earnings of consolidated subsidiary.......                   49                    49
     Changes in assets and liabilities:
       Restricted cash..............................................                 (508)                  ---
       Accounts and other receivables...............................                  799                   876
       Deposits.....................................................               (1,201)               (1,143)
       Prepaid and other assets.....................................               (1,048)                 (268)
       Accounts payable and accrued expenses........................                1,035                 2,033
       Tenants' security deposits...................................                  245                   126
       Deferred rental income.......................................                  (15)                  (84)
       Due from related parties.....................................                   32                   (90)
                                                                           --------------        --------------

       Net cash provided by operating activities....................                8,052                 8,979
                                                                           --------------        --------------

INVESTING ACTIVITIES:

   Additions to rental properties...................................               (5,474)               (9,151)
   Purchases of available for sale securities.......................                   (1)                  (24)
                                                                           --------------        --------------

       Net cash used in investing activities........................               (5,475)               (9,175)
                                                                           --------------        --------------

FINANCING ACTIVITIES:
   Repayments of mortgage notes payable.............................               (1,685)               (3,880)
   Borrowings under mortgage notes payable..........................                4,700                 6,500
   Borrowings under credit agreement................................                1,329                   356
   Cash dividends paid to stockholders..............................               (6,700)               (6,028)
   Stock subscription and issuance..................................                   12                 3,469
   Stock issuance costs.............................................                  (14)                 (133)
   Deferred financing expenses, net.................................                   13                  (177)
   Change in minority interest......................................                  (55)                  (49)
                                                                           --------------        --------------

       Net cash (used in) provided by financing activities..........               (2,400)                   58
                                                                           --------------        --------------

Net (decrease) increase in Cash and Cash Equivalents................                  177                  (138)

Cash and Cash Equivalents, Beginning of Period......................                  322                   427
                                                                           --------------        --------------

Cash and Cash Equivalents, End of Period............................       $          499        $          289
                                                                           ==============        ==============

                                                                                                     (Continued)

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                           ----------------------------------
                                                                               2001                2000
                                                                           ------------         -------------
                                                                                          (UNAUDITED)
SUPPLEMENTAL DISCLOSURE:

   Cash paid for interest, net of amount capitalized................       $      4,100          $      3,302
                                                                           ============          ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Change in unrealized holding gain on securities available for sale      $        235          $        138
                                                                           ============          ============
   Issuance of restricted stock.....................................       $      1,346          $      1,123
                                                                           ============          ============

                                                                                                   (Concluded)


See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying interim condensed financial data of Equity One, Inc. and subsidiaries (collectively the "Company") are unaudited; however, in the opinion of management, the interim data include all adjustments necessary for a fair presentation of the results for the interim periods. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The December 31, 2000 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 appearing in the Company's Form 10-K/A No. 3 for the year ended December 31, 2000 (the "Form 10-K") filed with the Securities and Exchange Commission.

2.   SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies applied in the preparation of the condensed consolidated financial statements are identical to those applied in the preparation of the most recent annual consolidated financial statements.

3.       EARNINGS PER SHARE

         Basic earnings per share are computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of shares of common stock that then shared in the earnings of the Company.

4.       MINORITY INTEREST

         On January 1, 1999, a wholly-owned subsidiary of the Company, Equity One (Walden Woods) Inc. (the "Walden Woods General Partner"), entered into a limited partnership as a general partner. An income producing shopping center was contributed by its owners (the "Walden Woods Minority Partners"), and the Walden Woods General Partner contributed 93,656 shares of Company common stock to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net asset value of the property contributed by the Walden Woods Minority Partners, each of the partners received 93,656 limited partnership units. The Company and the Walden Woods Minority Partners have entered into an agreement (the "Redemption Agreement") whereby the Walden Woods Minority Partners can request that the Company purchase either their limited partnership units or any shares of Company common stock which they have received in exchange for their limited partnership units at a price of $10.30 per unit or per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented as a liability. In addition, under the terms of the limited partnership agreement, the Walden Woods Minority Partners do not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the Walden Woods Minority Partners to the extent of the dividends declared. The 93,656 shares of common stock of the

Company held by the consolidated limited partnership are not considered outstanding in the condensed consolidated financial statements.

         On December 5, 2000, a wholly-owned subsidiary of the Company, Equity One (North Port), Inc., entered into a limited partnership (the "Shoppes of North Port, Ltd.") as a general partner. An income producing shopping center ("Shoppes of North Port") was contributed by its owners (the "North Port Minority Partners") and the Company contributed an income producing property to a limited liability company wholly-owned by the Shoppes of North Port, Ltd. Both the North Port Minority Partners and the general partner were issued operating partnership units ("OPUs") based on the net value of the properties contributed. The North Port Minority Partners received 261,850 OPUs which can be redeemed for the Company's common stock on a one-for-one basis or cash at an agreed upon price of $11.00 per share no earlier than December 10, 2001, nor later than three and one half years thereafter. Accordingly, the minority interest has been presented as a liability in the accompanying condensed consolidated balance sheets. The North Port Minority Partners receive a preferred quarterly distribution equal to a 9.0% annual return on their initial capital contribution. This amount is reflected as interest expense in the condensed consolidated financial statements.

5.       NEW ACCOUNTING PRONOUNCEMENT

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

         In June 2001,the FASB approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards, which were issued in July 2001, established accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for fiscal years beginning after December 15, 2001; however, early adoption is permitted. The Company does not expect the adoption of these statements to have a material effect on its financial statements or disclosures.

6.       COMMITMENTS

         The Company has entered into agreements, subject to various closing conditions, to acquire Centrefund Realty (U.S.) Corporation ("CEFUS"), the U.S. subsidiary of Centrefund Realty Corporation, for approximately 10,500,000 shares of Company common stock plus the assumption of CEFUS' outstanding debt in the aggregate principal amount of approximately $157 million, and also to acquire United Investors Realty Trust ("UIRT"), a Texas-based REIT, for a combination of stock and cash totaling approximately $66 million plus the assumption of UIRT's outstanding debt in the aggregate principal amount of approximately $82 million.

         Following the anticipated closing of both transactions, the Company will own a total of 86 properties, primarily located in metropolitan areas of Florida and Texas, encompassing 54 supermarket-anchored shopping centers, 6 drug store-anchored shopping centers, 18 other retail-anchored shopping centers, 6 commercial properties and 2 development sites, as well as interests in 6 real estate joint ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Form 10-K. The results of operations for an interim period may not give a true indication of results for the year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Total revenues increased by approximately $1.9 million, or 24.3%, to $9.9 million for the three months ended June 30, 2001 from $8.0 million for the comparable period of 2000. The increase in revenue was primarily the result of the acquisition of properties and the completion of development projects. The acquisition of Mariners Crossing (September 2000), Shoppes of North Port (December 2000) and Pompano Beach (January 2001) contributed approximately $591,000 in revenue growth. The completion of phase one of Forest Village (April
2000), phase two of the Shops at Skylake (July 2000) and several smaller development projects at Lake Mary, Pointe Royale and Losco Corners increased revenues by approximately $729,000. Additional sources of increased revenues were increased third party management fees and commissions of approximately $506,000 attributable primarily to the management of properties owned by CEFUS, and increased interest and dividend income of $75,000.

         Operating expenses increased by approximately $616,000, or 29.9%, to $2.7 million for the three months ended June 30, 2001 from $2.1 million for the comparable period of 2000. Included in this increase are the management company's operating expenses which increased by $439,000 primarily due to the management of a larger in-house portfolio; the assumption of the property management of eleven third-party owned shopping centers and the asset management of seventeen third-party owned shopping centers; and the acquisition of new properties and completion of development projects described above.

         Depreciation and amortization expense increased by approximately $182,000, or 18.1%, to $1.2 million for the three months ended June 30, 2001, from $1.0 million for the comparable period of 2000. The increase resulted primarily from the acquisition of new properties and the completion of development projects, described above.

         Interest expense increased by approximately $569,000, or 34.9%, to $2.2 million for the three months ended June 30, 2001 from $1.6 million for the comparable period of 2000. The increase in interest expense was primarily due to the following factors: (i) a net increase in mortgage interest of $518,000 primarily due to the assumption of two loans and the closing of one new loan totaling $24.2 million offset by the payoff of one loan of $2.5 million, (ii) other interest of $64,800 related to distributions to the North Port Minority Partners, (iii) a $37,000 reduction in interest on the Lake Mary loan due to a $1.4 million pay down, (iv) a reduction of Credit Agreement (as defined below) interest by $278,000 due to decreased borrowing under that facility, and (v) a decrease in capitalized interest of $349,000, to $346,000, for the three months ended June 30, 2001 from $695,000 for the comparable period of 2000.

         General and administrative expenses increased by $170,000, or 35.3%, to $652,000 for the three months ended June 30, 2001 from $482,000 for the comparable period of 2000. The increase was primarily the result of managing the Company's growth, as compensation costs increased $116,000, directors' fees increased $41,000 and all other costs increased $13,000. During the three months ended June 30, 2001, direct costs (primarily payroll) of the development department totaling $145,000 were capitalized, compared to $217,000 for the same period in 2000.

         As a result of the foregoing, net income increased by approximately $380,000, or 13.6%, to $3.2 million for the three months ended June 30, 2001, compared to $2.8 million for the comparable period of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Total revenues increased by approximately $3.7 million, or 22.8%, to $19.8 million for the six months ended June 30, 2001 from $16.1 million for the comparable period of 2000. The increase in revenue was primarily the result of the acquisition of properties and the completion of development projects. The acquisition of Mariners Crossing (September 2000), Shoppes of North Port (December 2000) and Pompano Beach (January 2001) contributed approximately $1.1 million in revenue growth. The completion of phase one of Forest Village (April
2000), phase two of the Shops at Skylake (July 2000) and several smaller development projects at Lake Mary, Pointe Royale and Losco Corners increased revenues by approximately $1.1 million. Additional sources of increased revenues were increased third party management fees and commissions of approximately $1.0 million attributable primarily to the management of properties owned by CEFUS, increased termination fees of approximately $293,000, and increased interest and dividend income of approximately $172,000.

         Operating expenses increased by approximately $1.2 million, or 27.6%, to $5.4 million for the six months ended June 30, 2001 from $4.2 million for the comparable period of 2000. Included in this increase are the management company's operating expenses which increased by $850,000 primarily due to the management of a larger in-house portfolio; the assumption of the property management of eleven third-party owned shopping centers and the asset management of seventeen third-party owned shopping centers; and the acquisition of new properties and completion of development projects, described above.

         Depreciation and amortization expense increased by approximately $422,000, or 21.2%, to $2.4 million for the six months ended June 30, 2001, from $2.0 million for the comparable period of 2000. The increase resulted primarily from the acquisition of new properties and the completion of development projects, described above.

         Interest expense increased by approximately $925,000, or 27.6%, to $4.3 million for the six months ended June 30, 2001 from $3.4 million for the comparable period of 2000. The increase in interest expense was primarily due to the following factors: (i) a net increase in mortgage interest of $870,000 primarily due to the assumption of two loans and the closing of one new loan totaling $24.2 million offset by the payoff of one loan of $2.5 million, (ii) other interest of $130,000 related to distributions to the North Port Minority Partners, (iii) a $74,000 reduction in interest on the Lake Mary loan due to a $1.4 million pay down, (iv) a reduction of Credit Agreement interest by $507,000 due to decreased borrowing under that facility, and (v) a decrease in capitalized interest of $537,000, to $649,000 for the six months ended June 30, 2001 from $1.2 million for the comparable period of 2000.

         General and administrative expenses increased by $315,000, or 29.9%, to $1.4 million for the six months ended June 30, 2001 from $1.1 million for the comparable period of 2000. The increase was primarily the result of managing the Company's growth, as compensation costs increased $239,000, directors' fees increased $83,000 and all other costs remained about the same. During the six months ended June 30, 2001, direct costs (primarily payroll) of the development department totaling $289,000 were capitalized, compared to $453,000 for the same period in 2000.

         As a result of the foregoing, net income increased by approximately $831,000 or 15.4%, to $6.2 million for the six months ended June 30, 2001, compared to $5.4 million for the comparable period of 2000.

         FUNDS FROM OPERATIONS

         The Company defines funds from operations ("FFO") consistent with the NAREIT definition as net income before gains (losses) on the sale of real estate, extraordinary items and minority interest, plus real estate depreciation and amortization of capitalized leasing costs. Management believes that FFO should be considered along with, but not as an alternative to, net income as defined by accounting principles generally accepted in the United States of America as a measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of funds available to fund the Company's cash needs. The Company's calculation of FFO may not be comparable to similarly titled measures reported by other companies.

         The following table illustrates the calculation of FFO for the three-month and six-month periods ended June 30, 2001 and 2000 (in thousands except per share data):

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                        -------------------------    ----------------------------
                                                          2001            2000            2001            2000
                                                        ---------    ------------    ------------    ------------
                                                              (UNAUDITED)                      (UNAUDITED)
Net income............................................. $   3,167    $      2,787    $      6,241    $      5,410
Depreciation of real estate assets.....................     1,165             987           2,360           1,948
Amortization of leasing costs..........................        65              30              87              56
Interest on convertible partnership                            66             ---             130             ---
   units...............................................
Minority interest......................................        49              25              49              49
                                                        ---------    ------------    ------------    ------------
FUNDS FROM OPERATIONS.................................. $   4,512    $      3,829    $      8,867    $      7,463
                                                        =========    ============    ============    ============



         FFO increased by approximately $683,000, or 17.8%, to $4.5 million for the three months ended June 30, 2001, from $3.8 million for the comparable period of 2000. FFO increased by approximately $1.4 million or 18.8%, to $8.9 million for the six months ended June 30, 2001, from $7.5 million for the comparable period of 2000. The increase is primarily the result of the acquisition of additional properties, completion of development projects, and the difference between the increases in same property revenues and expenses, as noted above.

CASH FLOW

         The net cash provided by operations of approximately $8.1 million for the six months ended June 30, 2001 included: (i) net income of $6.2 million,
(ii) adjustment for non-cash items which increased cash flow by $2.5 million, and (iii) a net decrease in operating assets and liabilities of $661,000, compared to net cash provided by operations of approximately $9.0 million for the six months ended June 30, 2000, which included (i) net income of $5.4 million, (ii) adjustment for non-cash items which increased cash flow by $2.1 million, and (iii) a net increase in operating assets and liabilities of $1.4 million.

         Net cash used in investing activities of approximately $5.5 million for the six months ended June 30, 2001 included: (i) the acquisition of the Pompano Beach property for $2.9 million, (ii) construction and development costs of $2.1 million of which $1.3 million is attributable to Skylake, and (iii) other capital improvements of $445,000, compared to net cash used in investing activities of approximately $9.2 million for the six months ended June 30, 2000 which included: (i) the purchase of one building and lease for $312,000, and
(ii) improvements to rental properties and construction expenditures relating to development projects totaling $8.9 million.

         Net cash used in financing activities of approximately $2.4 million for the six months ended June 30, 2001 included: (i) principal payments on mortgage notes of $1.7 million, (ii) borrowings under new mortgage notes of $4.7 million,
(iii) borrowings on the Credit Agreement of $1.3 million, (iv) cash dividends paid to common stockholders of $6.7 million, and (v) other miscellaneous uses of $44,000, compared to net cash provided by financing activities of approximately $58,000 for the six months ended June 30, 2000 which included: (i) a mortgage note payoff of $2.5 million and principal payments on mortgage notes of $1.4 million, (ii) borrowings under a new mortgage note of $6.5 million, (iii) net borrowings on the Credit Agreement and other floating rate facilities of $356,000, (iv) cash dividends paid to common stock shareholders of $6.0 million,
(v) proceeds from the issuance of stock under the Company's Dividend Reinvestment and Stock Purchase Plan of $3.5 million, and (vi) other miscellaneous expenditures of $358,000.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the principal sources of funding for the Company's operations, including the renovation, expansion, development and acquisition of the rental properties have been operating cash flows, the issuance of equity securities, the placement of mortgage loans and periodic borrowings under the Company's Credit Agreement. The Company's principal demands for liquidity are maintenance expenditures, repairs, property taxes and tenant improvements relating to rental properties, acquisitions and development activities, debt service and repayment obligations, and distributions to its stockholders.

         The Company has a $35.0 million credit agreement with City National Bank of Florida (the "Credit Agreement"). The Credit Agreement accrues interest at 2.25% over the thirty-day LIBOR rate, payable monthly, adjusted every six months, and matures February 4, 2002. Advances under the Credit Agreement are used to fund property acquisitions, development activities and other Company activities. On June 30, 2001, the limitation on advances under the Credit Agreement was approximately $20.6 million, with future increases conditioned on the posting of additional collateral. The Credit Agreement is currently secured by mortgages on a portion of the Shops at Skylake, and on East Bay Plaza, Beauclerc Village, Mandarin Landing, Mandarin Mini-storage, Equity One Office Building and Montclair Apartments.

         The terms of the Credit Agreement allow the lender to cease funding and/or accelerate the maturity date if neither Mr. Katzman nor Mr. Valero remains in control of the operations of the Company. The Credit Agreement also limits the amount that can be borrowed for the purchase of vacant land and contains other customary conditions and covenants, including, among other things, the payment of commitment fees and the required delivery of various title, insurance, zoning and environmental assurances on the secured properties, and a prohibition on secondary financing on any of the secured properties.

         As of June 30, 2001, the Company had total mortgage indebtedness of $124.7 million, all of which was fixed rate mortgage indebtedness bearing interest at a weighted average annualized rate of 7.47% and collateralized by 21 of the rental properties, as well as $5.6 million outstanding under the Credit Agreement in accordance with the terms described above.

         As of June 30, 2001, the percentage of the total real estate cost of the Company's rental properties that was encumbered by debt was 50.3%. None of the existing mortgages is subject to cross default in the event of a default on mortgages on other properties nor is any cross-collateralized.

         During the six months ended June 30, 2001, the Company paid cash dividends of $0.26 per outstanding share of common stock on each of March 30 and June 29, 2001, respectively, totaling $3.3 million and $3.4 million, respectively.

         As of August 1, 2001, the outstanding balance under the Credit Agreement had been reduced to $5.1 million. In addition to the outstanding balance, the Credit Agreement has also been used to provide a $1.0 million letter of credit in connection with the Pine Island/Ridge Plaza financing, a $100,000 letter of credit in connection with the Forest Village financing and to support $440,000 in escrows for property taxes on the properties comprising the collateral.

         Presently, there are pending transactions to acquire CEFUS, a wholly-owned subsidiary of Centrefund Realty Corporation which is a publicly traded Canadian real estate company, and UIRT, a publicly traded real estate investment trust. The acquisition of CEFUS, valued at approximately $280 million, will include the assumption by Equity One of approximately $157 million of existing CEFUS debt, the issuance of approximately 10.5 million shares of Equity One common stock in exchange for all of CEFUS's outstanding shares of stock and the incurrence of approximately $3.0 million in transaction costs. The acquisition of UIRT, valued at approximately $153 million, will include the assumption by Equity One of approximately $82 million of existing UIRT debt, and the payment to UIRT's shareholders, at their election, of an aggregate of approximately $66 million of cash and shares of the Company's common stock (provided that the Company is not required to pay more than half of the consideration in cash), and the incurrence of approximately $5.3 million in transaction costs. It is anticipated that these transactions will close in September 2001. Equity One expects to fund the cash requirements of these transactions as follows: (i) the anticipated issuance of a total of 1.3 million shares of common stock on August 17, 2001 to Alony Hetz Properties & Investments, Ltd. under the terms of an existing commitment, that will provide approximately $14.1 million, (ii) the use of approximately $3.8 million of cash presently designated as restricted, (iii) additional borrowings under the Credit Agreement, and (iv) other borrowings currently under negotiation to be secured by real estate.

         Development of a 100,000 square foot supermarket center on the Coral Way S.E. parcel in Miami-Dade County, Florida is anticipated to commence in 2002 at a cost of $11.0 million including the $1.8 million cost to purchase the site under the terms of an existing option. Development of the second phase of Forest Village, totaling approximately 100,000 square feet has not commenced, but is anticipated to be completed in 2003 at an estimated cost of $7.0 million. Development of phase three of the Shops at Skylake, totaling approximately 105,000 square feet has not commenced, but is anticipated to be completed in 2003 at an estimated cost of $7.3 million. The Company expects to fund the costs of these development projects from cash flow from operations, borrowings under the Credit Agreement and other sources of cash, including obtaining permanent debt on certain unencumbered rental properties.

         It is anticipated that as a result of the acquisition of CEFUS and UIRT, the Company will assume or incur approximately $280 million in additional debt and the Company's ratio of total liabilities to total assets will increase from 57% at June 30, 2001 to approximately 62% on a pro forma basis. These higher debt levels could subject the Company to the risks normally associated with higher levels of debt financing, including the risk that its cash flow will be insufficient to meet required payments of principal and interest, and the risk that the resulting reduced financial flexibility could inhibit the Company's ability to develop or improve its rental properties, withstand downturns in its rental income or take advantage of business opportunities. In addition, because the Company currently anticipates that only a small portion of the principal of its indebtedness, including indebtedness to be incurred or assumed in connection with the pending acquisitions, will be repaid prior to maturity, it is expected that it will be necessary to refinance the majority of its debt. Accordingly, there is a risk that such indebtedness will not be able to be refinanced or that the terms of any refinancing will not be as favorable as the terms of the current indebtedness.

         In anticipation of the February 4, 2002 maturity of the Credit Agreement, the Company has commenced discussions with a number of financial institutions regarding a new credit agreement. The Company may, as market conditions permit, consider the issuance of equity securities during the next 12 months. The Company believes, based on currently proposed plans and assumptions relating to its operations and replacement credit agreement, that its existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy its cash requirements for a period of at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund the Company's expansion and development efforts, the Company would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all and any equity financing could be dilutive to existing shareholders. If adequate funds are not available, the Company's business operations could be materially adversely affected.

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

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the Company's intent, belief or current expectations and those of the Company's management and involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: maintaining REIT status, general economic and business conditions, the ability to achieve synergies and cost savings by combining the Company's operations with CEFUS and UIRT, the ability to manage properties in areas outside the Company's traditional geographic markets, the Company's ability to manage a significantly greater number of properties, which will, among other things, affect the demand for retail rental space, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate markets including, development and acquisition; governmental actions and initiatives; and environment/safety requirements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease, and interest expense from the variable component of the Company's debt balances will move in the same direction. With respect to its investment portfolio, changes in interest rates generally do not affect the Company's interest income as its investments are predominantly in equity securities. With respect to its mortgage notes payable, changes in interest rates generally do not affect the Company's interest expense as its mortgage notes payable are predominantly at a fixed-rate, for extended terms, and would be unaffected by any sudden change in interest rates. The Company's possible risk is from increases in long-term real estate mortgage rates that may occur over a decade or more, as this may decrease the overall value of its real estate. Because the Company has the intent to hold its existing mortgages to maturity (or until the sale of the associated property), there is believed to be no interest rate market risk on the Company's results of operations or its working capital position. The Company estimates the fair market value of its long term, fixed rate mortgage loans using discounted cash flow analysis based on current borrowing rates for similar types of debt. At June 30, 2001, the fair value of the mortgage loans was estimated to be $123.2 million compared to a carrying value amount of $124.7 million. If the weighted average interest rate on the Company's fixed rate debt were 100 basis points higher or lower, the fair market value would be $111.7 million and $129.8 million, respectively.

         If the weighted average interest rate on the Company's variable rate debt were 100 basis points higher or lower, annual interest expense would increase or decrease by approximately $56,000, based on the Company's variable rate debt balance on June 30, 2001.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 1, 2001, the Company issued to various employees for compensation purposes 51,801 shares of unregistered restricted stock that vest over a two to three year period and stock options to a Company officer to purchase up to 175,000 shares of Company common stock exercisable at $10.00 per share.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 25, 2001.

(1) The stockholders elected each of the five nominees to the Board of Directors for:

                                                          FOR               AGAINST          WITHHELD
CLASS I DIRECTOR (TERM TO EXPIRE IN 2002)

         Peter Linneman                               12,666,153            10,665                0

CLASS II DIRECTOR (TERM TO EXPIRE IN 2003)

         Noam Ben-Ozer                                12,666,153            10,665                0

CLASS III DIRECTORS (TERM TO EXPIRE IN 2004)

         Robert L. Cooney                             12,666,153            10,665                0
         Nathan Hetz                                  12,666,153            10,665                0
         Dori Segal                                   12,666,153            10,665                0

The terms of the following directors continued after the meeting:

CLASS I DIRECTORS (TERM TO EXPIRE IN 2002)

         Ronald S. Chase
         Dr. Shaiy Pilpel

CLASS II DIRECTORS (TERM TO EXPIRE IN 2003)

         Chaim Katzman
         Doron Valero

(2) The stockholders ratified the appointment of Deloitte & Touche LLP as independent accountants of the Company:

                    FOR               AGAINST          WITHHELD

                 12,666,050            6,768             4,000

ITEM 5.     OTHER INFORMATION

         None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         2.1 Agreement and Plan of Merger dated May 31, 2001 between Equity One, Inc. and United Investors Realty Trust (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated May 31, 2001, Commission File No. 001-13499).

         10.1 Stock Exchange Agreement dated May 18, 2001 among Equity One, Inc., Centrefund Realty Corporation and First Capital America Holding Corp. (incorporated by reference to
                      Exhibit 10.1 of the Company's Current Report on Form 8-K, dated May 18, 2001, Commission File No. 001-13499).

         (b)  Reports on Form 8-K:

         During the quarterly period ended June 30, 2001, the Company filed the following Reports on Form 8-K:

                       Report on Form 8-K, dated May 11, 2001 disclosing Items 7 and 9 information;

                       Report on Form 8-K dated May 18, 2001, disclosing Items 7 and 9 information; and

                       Report on Form 8-K dated May 31, 2001, disclosing Items 5 and 7 information.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 2001                EQUITY ONE, INC.


                                      /s/ CHAIM KATZMAN
                                      ---------------------------------
                                      Chaim Katzman
                                      Chief Executive Officer
                                      (Principal Executive Officer)

                                      /s/ HOWARD M. SIPZNER
                                      ---------------------------------
                                      Howard M. Sipzner
                                      Chief Financial Officer
                                      (Principal Accounting Financial Officer)