Form 10-Q
period 2001-09-30
EQUITY ONE INC
filed 2001-11-19
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                            Yes  [X]     No  [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on November 19, 2001, 28,862,500 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.


                                                                                                               PAGE
                                                                                                               ----
                                    PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements......................................................   3

            Condensed Consolidated Balance Sheets-
            As of September 30, 2001 and December 31, 2000 (unaudited).......................................   3

            Condensed Consolidated Statements of Operations-
            For the three-month and nine-month periods ended September 30, 2001 and 2000 (unaudited).........   5

            Condensed Consolidated Statements of Comprehensive Income-
            For the three-month and nine-month periods ended September 30, 2001 and 2000 (unaudited).........   7

            Condensed Consolidated Statements of Stockholders' Equity-
            For the nine-month periods ended September 30, 2001 and 2000 (unaudited).........................   8

            Condensed Consolidated Statements of Cash Flows-
            For the nine-month periods ended September 30, 2001 and 2000 (unaudited).........................   9

            Notes to the Condensed Consolidated Financial Statements (unaudited).............................  11

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations............  14

Item 3.     Quantitative and Qualitative Disclosures About Market Risks......................................  19


                                   PART II - OTHER INFORMATION

Item 1.     Legal Proceedings................................................................................  20

Item 2.     Changes in Securities and Use of Proceeds........................................................  20

Item 3.     Defaults Upon Senior Securities..................................................................  21

Item 4.     Submission of Matters to a Vote of Security Holders..............................................  21

Item 5.     Other Information................................................................................  21

Item 6.     Exhibits and Reports on Form 8-K.................................................................  21

            Signatures.......................................................................................  21

                        EQUITY ONE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                       SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                                       ------------------    -----------------
ASSETS
   Rental Properties and Developments:
     Land, building and equipment.................................     $      599,668       $      468,957
     Building improvements........................................             18,298               10,901
     Land held for development....................................             12,169               13,468
     Construction in progress.....................................              8,755                8,202
                                                                       --------------       --------------
        Subtotal..................................................            638,890              501,528
     less: accumulated depreciation...............................            (25,113)             (17,829)
                                                                       --------------       --------------
   Rental properties and developments, net........................            613,777              483,699

   Cash and cash equivalents......................................              4,237                2,347
   Restricted cash................................................              9,836                4,273
   Securities available for sale..................................              1,604                1,403
   Accounts and other receivables, net............................             16,716               18,081
   Due from related parties.......................................                 25                9,361
   Deposits.......................................................              7,818                  822
   Prepaid and other assets.......................................              2,221                7,392
   Deferred expenses, net.........................................              3,384                1,404
  Investments in unconsolidated entities..........................              9,090               11,707
  Goodwill, net...................................................              1,299                1,352
  Deferred income tax assets......................................                  0                  976
                                                                       --------------       --------------

Total assets......................................................     $      670,007       $      542,817
                                                                       ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
     Mortgage notes payable.......................................     $      331,622       $      280,396
     Credit agreements............................................             34,042                4,243
     Accounts payable and accrued expenses........................             15,676               14,650
     Tenants' security deposits...................................              4,011                1,476
     Deferred rental income.......................................                124                  662
     Due to related parties.......................................                  0               15,965
     Minority interest in equity of consolidated subsidiary.......              3,869                3,875
                                                                       --------------       --------------

   Total liabilities..............................................            389,344              321,267

  Minority interest...............................................                  0               33,887


                                                                                               (Continued)


                        EQUITY ONE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)


                                                                     SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                                     ------------------    -----------------

  STOCKHOLDERS' EQUITY:
     Common stock, $0.01 par value................................     $          288       $          128
     Additional paid-in capital...................................            283,704              105,368
     Equity related to step acquisition...........................                  0               82,123
     Retained earnings............................................              4,484                1,709
     Accumulated other comprehensive income.......................               (111)                (311)
     Unamortized restricted stock compensation....................             (2,124)                (809)
     Note receivable from issuance of common stock................             (5,578)                (545)
                                                                       --------------       --------------
   Total stockholders' equity.....................................            280,663              187,663
                                                                       --------------       --------------

Total liabilities and stockholders' equity........................     $      670,007       $      542,817
                                                                       ==============       ==============


                                                                                               (Concluded)

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -------------------------------     ------------------------------
                                                                 2001              2000             2001              2000
                                                            ---------------  --------------     -------------   --------------
REVENUES:
   Income from rental property
     Minimum rental................................         $        14,941  $        9,655     $      42,636   $       22,135
     Expense recoveries............................                   4,226           2,683            12,501            5,808
     Percentage rent payments......................                     150             193               928              471
                                                            ---------------  --------------     -------------   --------------
  Total rental income..............................                  19,317          12,531            56,065           28,414
   Management fee income...........................                     243              87               799              201
   Gain on sale of securities......................                       0               0                33                0
   Dividend and interest income....................                     475             338             1,410              436
                                                            ---------------  --------------     -------------   --------------
Total revenues.....................................                  20,035          12,956            58,307           29,051
                                                            ---------------  --------------     -------------   --------------
COSTS AND EXPENSES:
   Operating expenses..............................                   6,086           3,579            17,171            7,818
   Depreciation and amortization...................                   2,680           1,747             7,837            3,733
   Interest expense and fee amortization...........                   5,416           3,638            16,331            6,994
   General and administrative......................                     912             601             2,454            1,656
                                                            ---------------  --------------     -------------   --------------
Total costs and expenses...........................                  15,094           9,565            43,793           20,201
                                                            ---------------  --------------     -------------   --------------
Income before gain/(loss) on sale of real estate, equity
  in income/(loss) of unconsolidated entities, minority
  interest in earnings of consolidated subsidiary, income
  taxes and minority interest......................                   4,941          3,391             14,514            8,850

  Gain/(loss) on sale of real estate...............                    (609)             0               (609)               0
  Equity in income/(loss) of unconsolidated entities..                  155            (24)               454              (24)
  Minority interest in earnings of consolidated subsidiary              (25)           (24)               (74)             (73)
  Income tax credit/(expense)
     Current.......................................                     407             (1)               593               (1)
     Deferred......................................                   1,853           (222)               374             (222)
                                                            ---------------  --------------     -------------   --------------

Net income before minority interest................                   6,722          3,120             15,252            8,530

   Minority interest...............................                    (896)          (117)            (1,627)            (117)
                                                            ---------------  --------------     -------------   --------------

Net income.........................................         $         5,826  $       3,003      $      13,625   $        8,413
                                                            ===============  =============      =============   ==============

                                                                                                                   (Continued)


                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                      ------------------------------      ---------------------------------
                                                          2001              2000               2001              2000
                                                      -------------    -------------      -------------     ---------------
EARNINGS PER SHARE:
  Basic earnings per share.........................        $0.27            $0.20             $0.67             $0.67
  Diluted earnings per share.......................        $0.27            $0.20             $0.66             $0.66

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic............................................       21,304           15,005            20,343            12,604
  Diluted..........................................       21,948           15,214            20,941            12,801

                                                                                                          (Concluded)

See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
 FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)



                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -------------------------       --------------------------
                                                                2001          2000             2001            2000
                                                            ----------     ----------       ----------      ----------
Net income                                                  $    5,826     $    3,003       $   13,625      $    8,413
Other comprehensive income:
  Net unrealized gain/(loss) on
      securities available for sale................                (35)            72              200             210
                                                            ----------     ----------       ----------      ----------

Comprehensive income................                        $    5,791     $    3,075       $   13,825      $    8,623
                                                            ==========     ==========       ==========      ==========





See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                            NOTES
                                                                                                         RECEIVABLE
                                                         EQUITY                ACCUMULATED  UNAMORTIZED   FROM THE
                                            ADDITIONAL   RELATED                 OTHER       RESTRICTED   ISSUANCE       TOTAL
                                  COMMON     PAID-IN    TO STEP     RETAINED  COMPREHENSIVE    STOCK      OF COMMON   STOCKHOLDERS'
                                   STOCK     CAPITAL   ACQUISITION  EARNINGS     INCOME     COMPENSATION    STOCK        EQUITY
                                 --------   ---------- -----------  --------  ------------- ------------ ----------   --------------
NINE MONTHS ENDED SEPTEMBER 30, 2001

Balance, January 1, 2001.......  $    128   $105,368    $ 82,123    $ 1,709     $   (311)     $    (809)       (545)  $ 187,663
Issuance of common stock
     For CEFUS acquisition.....       105    120,540     (82,123)                                                        38,522
     For UIRT acquisition......        29     31,449                                                                     31,478
     Alony Hetz................        20     21,187                                                                     21,207
     Other issuances...........         6      6,391                                             (1,315)     (5,033)         49
   Stock issuance costs........               (1,231)                                                                    (1,231)
   Net income..................                                      13,625                                              13,625
   Net unrealized holding gain
     on securities available
     for sale..................                                                     200                                     200
   Dividends paid..............                                     (10,850)                                            (10,850)
                                 --------   --------    --------    -------     -------       ---------    --------   ---------
Balance, September 30, 2001....  $    288   $283,704    $      0    $ 4,484     $  (111)      $  (2,124)     (5,578)   $280,663
                                 ========   ========    ========    =======     =======       =========    ========   =========




NINE MONTHS ENDED SEPTEMBER 30, 2000

Balance, January 1, 2000.......  $    113   $ 89,990    $           $ 2,390      $ (519)      $            $   (545)   $ 91,429
   Issuance of common stock....         5      4,643                                             (1,160)                  3,488
   Equity related to step
     acquisition...............                           82,123                                                         82,123
   Stock issuance costs........                 (139)                                                                      (139)
   Net income..................                                       8,413                                               8,413
   Net unrealized holding gain
     on securities available
     for sale..................                                                     210                                     210
   Dividends paid..............                                      (9,067)                                             (9,067)
                                 --------   --------    --------    -------     -------       ---------    --------   ---------
Balance, September 30, 2000....  $    118   $ 94,494    $ 82,123    $ 1,736      $ (309)     $   (1,160)    $  (545)   $176,457
                                 ========   ========    ========    =======     =======       =========    ========   =========


See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                               ------------         ------------
                                                                                   2001                 2000
                                                                               ------------         ------------
OPERATING ACTIVITIES:
   Net income.......................................................           $     13,625         $     8,413
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................                  8,122               3,945
     Provision for losses on accounts receivable....................                    160                 (32)
     Equity loss/(income) from investments in joint ventures........                   (454)                 24
     Minority interest in earnings of consolidated subsidiary.......                     74                  73
     Minority interest..............................................                  1,627                 117
     Deferred income taxes..........................................                   (374)                222
     Loss on sale of real estate....................................                    609                   0
   Changes in assets and liabilities:
     Restricted cash................................................                 (3,797)                  0
     Accounts and other receivables.................................                 (1,915)                463
     Deposits.......................................................                 (1,414)             (8,553)
     Due from related parties.......................................                     22                 (92)
     Prepaid and other assets.......................................                 (2,106)               (204)
     Accounts payable and accrued expenses..........................                   (752)              2,530
     Tenants' security deposits.....................................                    279                 180
     Deferred rental income.........................................                   (540)                (45)
                                                                               ------------         -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES....................           $     13,166         $     7,041
                                                                               ============         ============

INVESTING ACTIVITIES:
     Additions to rental properties.................................                (10,389)            (16,325)
     Sales of rental properties.....................................                 20,695                   0
     Purchases of available for sale securities.....................                     (1)                (34)
     Distributions from joint ventures..............................                     55                   0
     Cash acquired in acquisitions..................................                     51               1,995
     Due from/to affiliated entities................................                  1,614                  55
     Cash used for the purchase of UIRT.............................                (32,876)                  0
                                                                               ------------         -----------
       NET CASH USED IN INVESTING ACTIVITIES........................           $    (20,851)        $   (14,309)
                                                                               ============         ============

FINANCING ACTIVITIES:
     Repayments of mortgage notes payable...........................                (17,904)             (4,686)
     Borrowings under mortgage notes payable........................                  4,700              26,366
     Borrowings/(repayments) under credit agreement.................                 15,844              (6,269)
     Cash dividends paid to stockholders............................                (10,850)             (9,067)
     Due to affiliates..............................................                 (2,111)               (483)
     Stock subscription and issuance................................                 21,207               3,488
     Stock issuance costs...........................................                 (1,231)               (139)
     Deferred financing expenses, net...............................                      0                (148)
     Change in minority interest....................................                    (80)                (73)
                                                                               ------------         -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES....................           $      9,575        $      8,989
                                                                               ============         ============

   Cash and Cash Equivalents, Beginning of Period...................                  2,347                 427
   Net Increase in Cash and Cash Equivalents........................                  1,890               1,721
                                                                               ------------         -----------
   Cash and Cash Equivalents, End of Period.........................           $      4,237         $     2,148
                                                                               ============         ===========

                                                                                                     (Continued)

                        EQUITY ONE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                               ---------------------------------
                                                                                   2001                 2000
                                                                               ------------         ------------
   Supplemental Disclosure:
     Cash paid for interest, net of amount capitalized..............           $     15,102         $      6,790
                                                                               ============         ============
   Supplemental Schedule of Non-cash Investing and Financing Activities:

     Change in unrealized holding gain (loss) on securities available
     for sale.......................................................           $        200         $        210
                                                                               ============         ============
     Issuance of restricted stock...................................           $      1,346         $      1,160
                                                                               ============         ============
     Common stock issued for notes receivables......................           $      5,033
                                                                               ============
     The Company acquired 68.07% of the capital stock of CEFUS for $82,123:
        Fair value of assets acquired...............................           $          0         $    315,195
        Cash paid for capital stock.................................                      0                    0
        Liabilities assumed.........................................                      0              198,480
        Minority interest...........................................           $          0         $     34,592
                                                                               ============         ============
     The Company acquired all of the capital stock of UIRT for $67,824:
        Fair value of assets acquired...............................           $    147,691         $          0
        Cash paid for capital stock.................................                 32,876                    0
        Liabilities assumed.........................................           $     79,867         $          0
                                                                               ============         ============

                                                                                                      (Concluded)


See accompanying notes to the condensed consolidated financial statements.

                        EQUITY ONE, INC. AND SUBSIDIARIES

        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
         THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

     The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The December 31, 2000 condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

     On September 20, 2001, the Company completed the acquisition of Centrefund Realty (U.S.) Corporation ("CEFUS") from First Capital Realty Inc., formerly known as Centrefund Realty Corporation, for approximately $280,000 (including assumed debt). As provided for in the stock exchange agreement, the Company issued 10,500 shares of its common stock to subsidiaries of First Capital Realty Inc. and assumed $149,021 of CEFUS's outstanding debt. The acquisition of CEFUS was partially accounted for on a "push-down" basis and partially in a manner similar to a pooling of interests, due to the acquisition by Gazit Globe (1982) Ltd., the Company's majority shareholder, of a 68.07% controlling interest in Centrefund Realty Corporation on August 18, 2000.

     To reflect the events of August 18, 2000, the Company has recorded "equity related to step acquisition" in the condensed consolidated financial statements equivalent to 68.07% of the value of the consideration paid to subsidiaries of First Capital Realty (the "Equity Related to Step Acquisition"). In addition, the Company has recorded a minority interest equivalent to 31.93% of the value of the net assets acquired on August 18, 2000 (the "31.93% Minority Interest").

     The Company's results for the quarter and nine months ended September 30, 2000 have been restated to incorporate the results of CEFUS for the period of August 18, 2000 to September 30, 2000. The Company's results for the quarter and nine months ended September 30, 2001 have been adjusted to incorporate the results of CEFUS for the period of January 1, 2001 to September 19, 2001. The restatement consolidates the operations of Equity One and CEFUS between August 18, 2000 and September 19, 2001, subject to a 31.93% minority interest in CEFUS (the "CEFUS Accounting Treatment"). During the period August 18, 2000 to September 19, 2001, CEFUS operated under the control of First Capital Realty as a C-corporation and recorded current and deferred income taxes in connection with its operations. These taxes are reflected on the Company's financial statements by way of the CEFUS Accounting Treatment. Effective September 20, 2001, the Company will no longer record any provision for income taxes consistent with its acquisition of 100% of CEFUS, and its intent to operate CEFUS as a qualified REIT subsidiary. In addition, with the Company's September 21, 2001 acquisition of 100% of CEFUS, the Company eliminated the equity from step acquisition and the 31.93% Minority Interest, and has recorded in their place the issuance of 10,500 shares of its common stock.

         The effect of the CEFUS Accounting Treatment on the 2001 and 2000 financial statements is as follows:

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                             ----------------------        ----------------------
                                                              2001            2000          2001           2000
                                                             -------        -------        -------        -------

     REVENUES:
       Equity One (includes CEFUS since September 20,
         2001 and UIRT since September 21, 2001) ....        $11,928        $ 8,415        $31,687        $24,510
       CEFUS ........................................          8,107          4,541         26,620          4,541
                                                             -------        -------        -------        -------
     Total Revenues .................................         20,035        $12,956        $58,307        $29,051
                                                             =======        =======        =======        =======

     NET INCOME:
       Equity One (includes CEFUS since September 20,
          2001 and UIRT since September 21, 2001) ...        $ 3,916        $ 2,753        $10,158        $ 8,163
       CEFUS ........................................          1,910            250          3,467            250
                                                             -------        -------        -------        -------
     Total Net Income ...............................          5,826        $ 3,003        $13,625        $ 8,413
                                                             =======        =======        =======        =======


     On September 21, 2001, the Company completed the acquisition of United Investors Realty Trust ("UIRT"), a Texas-based REIT, for approximately $147,000 (including assumed debt). As a result of the transaction with UIRT, the Company issued 2,896 shares of its common stock and paid approximately $32,876 in cash consideration to former UIRT shareholders, and assumed approximately $79,400 of UIRT's outstanding debt. Contemporaneously with the completion of the UIRT transaction, the Company obtained a $30,000 revolving line of credit from a bank at a rate of LIBOR plus 125 basis points, and borrowed the full amount of the line of credit in September 2001. The acquisition of UIRT was accounted for using the purchase method.

     Pursuant to these acquisitions, the Company now owns a total of 84 properties, primarily located in metropolitan areas of Florida and Texas, encompassing 56 supermarket-anchored shopping centers, 5 drug store-anchored shopping centers, 17 other retail-anchored shopping centers, 5 commercial properties and 1 development site, as well as interests in 3 real estate joint ventures.

2.   EARNINGS PER SHARE

     Basic earnings per share are computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of shares of common stock that then shared in the earnings of the Company. Basic and diluted earnings per share have been adjusted so that the weighted average number of shares used in those calculations include the effect of the assumed issuance on August 18, 2000 of 68.07% of the 10,500 shares which were issued in connection with the CEFUS acquisition on September 20, 2001. This adjustment is in accordance with the CEFUS Accounting Treatment described above in Note 1.

3.  MINORITY INTEREST

     On January 1, 1999, a wholly-owned subsidiary of the Company, Equity One (Walden Woods) Inc. (the "Walden Woods General Partner"), entered into a limited partnership as a general partner. An income producing shopping center was contributed by its owners (the "Walden Woods Minority Partners"), and the Walden Woods General Partner contributed 93.656 shares of Company common stock to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net asset value of the property contributed by the Walden Woods Minority

Partners, each of the partners received 93.656 limited partnership units. The Company and the Walden Woods Minority Partners have entered into an agreement (the "Redemption Agreement") whereby the Walden Woods Minority Partners can request that the Company purchase either their limited partnership units or any shares of Company common stock which they have received in exchange for their limited partnership units at a price of $10.30 per unit or per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented as a liability. In addition, under the terms of the limited partnership agreement, the Walden Woods Minority Partners do not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the Walden Woods Minority Partners to the extent of the dividends declared. The 93.656 shares of common stock of the Company held by the consolidated limited partnership are not considered outstanding in the condensed consolidated financial statements.

     On December 5, 2000, a wholly-owned subsidiary of the Company, Equity One (North Port), Inc., entered into a limited partnership (the "Shoppes of North Port, Ltd.") as a general partner. An income producing shopping center ("Shoppes of North Port") was contributed by its owners (the "North Port Minority Partners") and the Company contributed an income producing property to a limited liability company wholly-owned by the Shoppes of North Port, Ltd. Both the North Port Minority Partners and the general partner were issued operating partnership units ("OPUs") based on the net value of the properties contributed. The North Port Minority Partners received 261.850 OPUs which can be redeemed for the Company's common stock on a one-for-one basis or cash at an agreed upon price of $11.00 per share no earlier than December 10, 2001, nor later than three and one half years thereafter. Accordingly, the minority interest has been presented as a liability in the accompanying condensed consolidated balance sheets. The North Port Minority Partners receive a preferred quarterly distribution equal to a 9.0% annual return on their initial capital contribution. This amount is reflected as interest expense in the condensed consolidated financial statements.

     For the period from August 18, 2000 until the closing of the acquisition of CEFUS on September 20, 2001, the Company has recorded a minority interest in the assets of CEFUS equal to the 31.93% of CEFUS that Gazit-Globe (1982) Ltd., the Company's majority shareholder, did not own in Centrefund Realty Corporation, the then 100% owner of CEFUS. On September 20, 2001, this minority interest was eliminated by virtue of the Company's acquisition of 100% of CEFUS.

4.       NEW ACCOUNTING PRONOUNCEMENT

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

     In June 2001, FASB approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards, which were issued in July 2001, established accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to September 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for fiscal years beginning after December 15, 2001; however, early adoption is permitted. The Company does not expect the adoption of these statements to have a material effect on its financial statements or disclosures.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes, but does not replace, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, though earlier application is encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Form 10-K. The results of operations for an interim period may not give a true indication of results for the year. In particular, reference is given to Note 1 of the condensed consolidated financial statements contained herein for information regarding the CEFUS Accounting Treatment and its impact on the reported results.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Total revenues increased by $7,079, or 54.6%, to $20,035 for the three months ended September 30, 2001 from $12,956 for the comparable period of 2000. The increase in revenue was primarily the result of the following: (i) increased same property revenues of $671, (ii) increased revenues of $673 relating to five property acquisitions, (iii) increased revenues of $5,007 related to the inclusion of CEFUS' operations for a full three months in 2001 as compared to the period beginning on August 18, 2000 in the comparable period of 2000, and
(iv) additional revenues of $581 related to the September 21, 2001 acquisition of UIRT.

     Operating expenses increased by $2,507 or 70.0% to $6,086 for the three months ended September 30, 2001 from $3,579 million for the comparable period of 2000. The increase in operating expenses was primarily the result of the following: (i) increased same property operating expense of $100, (ii) increased operating expenses of $156 related to five property acquisitions, (iii) increased operating expenses of $1,867 related to the acquisition of CEFUS, (iv) additional operating expenses of $122 related to the acquisition of UIRT, and
(v) increased property management expenses of $503 attributable to managing a larger portfolio.

     Depreciation and amortization expense increased by $933, or 53.4% to $2,680 for the three months ended September 30, 2001, from $1,747 for the comparable period of 2000. The increase resulted primarily from: (i) $148 related to the Company's acquisition of new properties and completion of new development projects, (ii) $712 related to the acquisition of CEFUS, and (iii) $73 related to the acquisition of UIRT.

     Interest expense increased by $1,778, or 48.9%, to $5,416 for the three months ended September 30, 2001 from $3,638 for the comparable period of 2000. The increase in interest expense was primarily due to the following factors: (i) increased mortgage interest of $209 primarily due to the assumption of two loans related to the five property acquisitions and the closing of one new loan totaling $12,600, (ii) other interest of $64 related to distributions to the North Port Minority Partners (see Note 3), (iii) reduced interest of $177 due to decreased borrowing under the CNB Credit Agreement (as defined below), (iv) decreased capitalized interest of $157, (v) increased interest of $1,448 related to the acquisition of CEFUS, and (vi) additional interest of $136 related to the acquisition of UIRT.

     General and administrative expenses increased by $311, or 51.7%, to $912 for the three months ended September 30, 2001 from $601 for the comparable period of 2000. The increase was primarily the result of managing the Company's growth, as compensation costs increased $225, directors' fees increased $41, and all other costs increased $45.

     There was a net increase in all other income items of $1,273 to $885 for the three months ended September 30, 2001, from a deficit of $388 for the comparable period in 2000. The increase resulted primarily from the acquisition of CEFUS, which created a $609 loss on the sale of real estate, a $2,483 increase in income tax credits, and a $179 increase in equity income of unconsolidated entities, offset by a $780 increase in the minority interest share of net income.

     As a result of the foregoing, net income increased by $2,823, or 94.0%, to $5,826 for the three months ended September 30, 2001, compared to $3,003 for the comparable period of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Total revenues increased by $29,256, or 100.7%, to $58,307 for the nine months ended September 30, 2001 from $29,051 for the comparable period of 2000. The increase in revenue was primarily the result of the following: (i) increased same property revenues of $1,583, (ii) increased revenues of $2,222 related to five property acquisitions, (iii) increased management fees of $598, (iv) increased investment revenue of $974, (v) increased revenues of $23,520 related to the inclusion of CEFUS' operations for a full nine months in 2001 as compared to the period beginning on August 18, 2000 in the comparable period of 2000, and
(vi) additional revenues of $581 related to the September 21, 2001 acquisition of UIRT.

     Operating expenses increased by $9,353, or 119.6% to $17,171 for the nine months ended September 30, 2001 from $7,818 for the comparable period of 2000. The increase in operating expenses was primarily the result of the following:
(i) increased same property operating expenses of $272, (ii) increased operating expenses related to five property acquisitions of $459, (iii) increased operating expenses of $7,542 related to CEFUS, (iv) additional operating expenses of $122 related to the acquisition of UIRT totaling, and (v) increased property management expense of $1,300.

     Depreciation and amortization expense increased by $4,104, or 109.9% to $7,837 for the nine months ended September 30, 2001, from $3,733 for the comparable period of 2000. The increase resulted primarily from: (i) the Company's acquisition of new properties and completion of new development projects of $570, (ii) the acquisition of CEFUS of $3,461, and (iii) the acquisition of UIRT of $73.

     Interest expense increased by $9,337, or 133.5%, to $16,331 for the nine months ended September 30, 2001 from $6,994 for the comparable period of 2000. The increase in interest expense was primarily due to the following factors: (i) increased mortgage interest of $1,193 primarily due to the assumption of two loans and the closing of two new loans totaling $29,000, (ii) increase in other interest of $194 related to distributions to the North Port Minority Partners (see Note 3), (iii) reduced interest of $685 due to decreased borrowing under the CNB Credit Agreement (as defined below), (iv) decreased capitalized interest of $695, (v) increased interest of $8,082 related to the acquisition of CEFUS, and (vi) additional interest of $136 relating to the acquisition of UIRT.

     General and administrative expenses increased by $798, or 48.2%, to $2,454 for the nine months ended September 30, 2001 from $1,656 for the comparable period of 2000. The increase was primarily the result of managing the Company's growth, as compensation costs increased $449, directors' fees increased $125, and all other costs increased $224.

     There was a net increase in all other expense items of $452 to $889 for the nine months ended September 30, 2001, from $437 for the comparable period in 2000. The increase resulted primarily from the acquisition of CEFUS, which created a loss on sale of real estate, an increase in income tax credits, a $478 increase in equity income of unconsolidated entities, and a $1,511 increase in the minority interest share of net income.

     As a result of the foregoing, net income increased by $5,212, or 62.0%, to $13,625 for the nine months ended September 30, 2001, compared to $8,413 for the comparable period of 2000.

         FUNDS FROM OPERATIONS

     The Company defines funds from operations ("FFO") consistent with the NAREIT definition as net income before gains (losses) on the sale of real estate, extraordinary items and minority interest, plus real estate depreciation and amortization of capitalized leasing costs. In addition, FFO data presented below has been adjusted to add back any deferred income tax expense or subtract any deferred income tax credit attributable to the CEFUS Accounting Treatment. The Company believes that FFO should be considered along with, but not as an alternative to, net income as defined by accounting principles generally accepted in the United States of America ("GAAP") as a measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of funds available to fund the Company's cash needs. The Company's calculation of FFO may not be comparable to similarly titled measures reported by other companies.

         The following table illustrates the calculation of FFO (in thousands) for the three-month and nine-month periods ended September 30, 2001 and 2000:

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                           ------------------------     ------------------------
                                                             2001           2000           2001          2000
                                                           --------       ---------     ---------      ---------

Net income.............................................    $  5,826       $   3,003     $  13,625      $   8,413
   Depreciation of real estate assets..................       2,658           1,718          7,757         3,665
   Amortization of capitalized leasing fees............          60              61           147            118
   Loss on sale of real estate.........................         609               0           609              0
   Interest on convertible partnership units...........          64               0           194              0
   Minority interest in earnings of consolidated
   subsidiary .........................................          25              24            74             73
   Deferred income taxes...............................      (1,853)            222          (374)           222
   Depreciation in unconsolidated entities.............          18               9            74              9
   Minority interest share of FFO adjustments..........          (4)           (289)       (1,369)          (289)
                                                           --------       ---------     ---------      ---------
FUNDS FROM OPERATIONS..................................    $  7,403       $   4,748     $  20,737      $  12,211
                                                           ========       =========     =========      =========

     FFO increased by $2,655, or 55.9%, to $7,403 for the three months ended September 30, 2001, from $4,748 for the comparable period of 2000. FFO increased by $8,526, or 69.8%, to $20,737 for the nine months ended September 30, 2001, from $12,211 for the comparable period of 2000. The increase is primarily the result of the inclusion of CEFUS' results for a full three and nine months in 2001, respectivly, as compared to the period beginning on August 18, 2000 in the comparable periods of 2000; the closing of the UIRT transaction on September 21, 2001; the acquisition of additional properties; completion of development projects; and the increases in same property revenues and expenses, as noted above.

         The impact of the CEFUS Accounting Treatment on the calculation of FFO is as follows:

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                    --------------------------       ----------------------
                                                       2001             2000             2001       2000
                                                    ----------        --------       ---------    ---------

     FUNDS FROM OPERATIONS:
       Equity One.........................          $    5,485        $  3,880       $  14,352    $  11,343
       CEFUS..............................               1,918             868           6,385          868
                                                    ----------        --------       ---------    ---------
     Total funds for operations...........          $    7,403        $  4,748       $  20,737    $  12,211
                                                    ==========        ========       =========    =========


CASH FLOW

     The net cash provided by operations of $13,166 for the nine months ended September 30, 2001 included: (i) net income of $13,625, (ii) adjustment for non-cash items which increased cash flow by $9,764, and (iii) a net decrease in operating assets and liabilities of $10,223, compared to net cash provided by operations of approximately $7,041 for the nine months ended September 30, 2000, which included (i) net income of $8,413, (ii) adjustment for non-cash items which increased cash flow by $4,349, and (iii) a net decrease in operating assets and liabilities of $5,721.

     Net cash used in investing activities of $20,851 for the nine months ended September 30, 2001 included: (i) the acquisition of the Pompano Beach property for $2,905, (ii) construction and development costs of $1,493, (iii) other capital improvements of $5,991, (iv) proceeds from reduction of affiliated debt of $1,614, (v) cash used for the acquisition of UIRT of $32,876, (vi) proceeds from the sale of one property of $20,695, and (vii) other sources of $105, compared to net cash used in investing activities of $14,309 for the nine months ended September 30, 2000 which included: (i) the purchase of two properties for $4,700, (ii) improvements to rental properties and construction expenditures relating to three major development projects totaling $11,625, (iii) $1,995 of cash realized in the CEFUS purchase transaction, and (iv) other sources of $21.

     Net cash provided in financing activities of $9,575 for the nine months ended September 30, 2001 included: (i) principal payments on mortgage notes of $17,904, (ii) borrowings under new mortgage notes of $4,700, (iii) borrowings on the Credit Agreement of $15,844, (iv) cash dividends paid to common stockholders of $10,850, (v) reduction of obligations to affiliates of $2,111, (vi) net proceeds from issuance of common stock of $19,976, and (vi) other miscellaneous uses of $80, compared to net cash provided by financing activities of $8,989 for the nine months ended September 30, 2000 which included: (i) a mortgage note payoff of $2,522 and principal payments on mortgage notes of $2,164, (ii) borrowings under a new mortgage note of $26,366, (iii) net repayments on the CNB Credit Agreement and other floating rate facilities of $6,269, (iv) cash dividends paid to common stock shareholders of $9,067, (v) reduction of obligations to affiliates of $483, (vi) net proceeds from the issuance of stock under the Company's Dividend Reinvestment and Stock Purchase Plan of $3,349, and
(vii) other miscellaneous expenditures of $221.


LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funding for the Company's operations, including the renovation, expansion, development and acquisition of rental properties are operating cash flows, the issuance of equity securities, the placement of mortgage loans and periodic borrowings under the Company's credit facilities. The Company's principal demands for liquidity are maintenance expenditures, repairs, property taxes and tenant improvements relating to rental properties, acquisitions and development activities, debt service and repayment obligations, and distributions to its stockholders.

     The Company has a $20,640 credit agreement with City National Bank of Florida (the "CNB Credit Agreement"). The CNB Credit Agreement accrues interest at 2.25% over the thirty-day LIBOR rate, payable monthly, adjusted every six months, and matures February 4, 2002. The CNB Credit Agreement is currently secured by mortgages on a portion of the Shops at Skylake, and on East Bay Plaza, Beauclerc Village, Mandarin Landing, Mandarin Mini-storage, Equity One Office Building and Montclair Apartments.

     On September 10, 2001, the Company secured a $30,000 revolving line of credit with Bank Leumi Le-Israel B.M. (the "Leumi Credit Agreement"). The Leumi Credit Agreement accrues interest at 1.25% over the thirty or ninety-day LIBOR rate (at the option of the Company) and is payable monthly or quarterly depending on rate selection. The Leumi Credit Agreement matures on September 16, 2002, with an option (at the Company's discretion) to extend it an additional 180 days. Advances under the Leumi Credit Agreement were used to fund a portion of the cash consideration in the UIRT acquisition. Under the Leumi Credit Agreement, the Company has agreed not to mortgage or encumber eight properties, as follows: Albertson's Bissonnet, Albertson's Spring Shadows, Bandera Festival Shopping Center, Market at First Colony, Mason Park, Hedwig Shopping Center, McMinn Plaza and the Southwest Walgreens Center.

     As of September 30, 2001, $4,042 was outstanding under the CNB Credit Agreement and $30,000 was outstanding under the Leumi Credit Agreement.

     As of September 30, 2001, the Company had total mortgage indebtedness of $331,622 (excluding the credit agreements described above). $271,976 of the mortgage indebtedness consists of 48 loans secured by 49 properties bearing interest at a weighted average fixed rate of 7.91% with an average life of seven years. $59,646 of the mortgage indebtedness consists of five interim bank loans collateralized by a total of nine properties bearing interest at various floating rates (some of which have been fixed for interim periods); $3,614 of this indebtedness was refinanced in October 2001, while the remaining four loans mature in 2003 and 2004.

     As of September 30, 2001, the percentage of the total real estate cost of the Company's rental properties that was encumbered by debt was 55.0%. None of the existing mortgages is subject to cross default in the event of a default on mortgages on other properties nor is any cross-collateralized.

     During the nine months ended September 30, 2001, the Company paid cash dividends of $0.26 per outstanding share of common stock on each of March 30 and June 29, 2001, respectively, and $0.27 per outstanding share of common stock on September 28, 2001, totaling $3,366, $3,334 and $4,150, respectively.

     On October 24, 2001 the Company refinanced the outstanding balance on the existing loan secured by Lake Mary Shopping Center with a new, $25,000, 7.2% fixed rate loan. After payment of certain prepayment costs and transaction expenses, the Company realized net proceeds of $13,616 which were used for general corporate purposes.

     As of November 15, 2001, there was no outstanding balance under the CNB Credit Agreement, while the outstanding balance under the Leumi Credit Agreement was $21,000. The CNB Credit Agreement has been used to provide a $1,000 letter of credit in connection with the Pine Island/Ridge Plaza financing and to support $440 in escrows for property taxes on the properties comprising the CNB Credit Agreement collateral, which reduces its gross availability to $19,200.

     The Company expects to commence development in early 2002 of a 100,000 square foot supermarket center on the Coral Way S.E. parcel in Miami-Dade County, Florida at a cost of $11,000 including the $1,800 cost to purchase the site under the terms of an existing option. Development of the second phase of Forest Village, totaling approximately 100,000 square feet is anticipated to commence and be completed in 2003 at an estimated cost of $7,000. Development of phase three of the Shops at Skylake, totaling approximately 105,000 square feet is anticipated to commence and be completed in 2003 at an estimated cost of $7,300. The Company expects to fund the costs of these development projects from cash flow from operations, borrowings under the CNB and Leumi Credit Agreements and other sources of cash, including obtaining permanent debt on certain unencumbered rental properties.

     As a result of the acquisition of CEFUS and UIRT, the Company increased its ratio of total debt to total market capitalization from 45% at June 30, 2001 to 51% on September 30, 2001. This higher debt level could subject the Company to the risks normally associated with higher levels of debt financing, including the risk that its cash flow will be insufficient to meet required payments of principal and interest, and the risk that the resulting reduced financial flexibility could inhibit the Company's ability to develop or improve its rental properties, withstand downturns in its rental income or take advantage of business opportunities. In addition, because the Company currently anticipates that only a small portion of the principal of its indebtedness will be repaid prior to maturity, it is expected that it will be necessary to refinance the majority of its debt. Accordingly, there is a risk that such indebtedness will not be able to be refinanced or that the terms of any refinancing will not be as favorable as the terms of the current indebtedness.

     In anticipation of the February 4, 2002 maturity of the CNB Credit Agreement, the Company has commenced discussions with City National Bank of Florida regarding a replacement or extension of the existing CNB Credit Agreement, as well as with a number of other financial institutions regarding a new credit agreement. The Company may, as market conditions permit, consider the issuance of equity securities during the next 12 months. The Company believes, based on currently proposed plans and assumptions relating to its operations and replacement credit agreement, that its existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy its cash requirements for a period of at least 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove tobe insufficient to fund the Company's expansion and development efforts, the Company would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all and any equity financing could be dilutive to existing shareholders. If adequate funds are not available, the Company's business operations could be materially adversely affected.

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


CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

     Certain statements made in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the Company's intent, belief or current expectations and those of the Company's management and involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: maintaining REIT status, the ability to achieve synergies and cost savings by combining the Company's operations with CEFUS and UIRT; the ability to manage properties in areas outside the Company's traditional geographic markets; the Company's ability to manage a significantly greater number of properties; general economic and business conditions, which will, among other things, affect the demand for retail rental space, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate markets including, development and acquisition; governmental actions and initiatives; and environmental/safety requirements.


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

     At September 30, 2001, the fair value of the fixed rate mortgage loans was estimated to be $284,003 compared to the carrying value amount of $271,976. If the weighted average interest rate on the Company's fixed rate debt were 100 basis points higher or lower, the fair market value would be $256,682 and $283,886, respectively.

     If the weighted average interest rate on the Company's variable rate debt were 100 basis points higher or lower, annual interest expense would increase or decrease by approximately $640, based on the Company's variable rate debt balance on September 30, 2001 (encompassing credit agreements and variable rate bank mortgage facilities).

     The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. The Company may use a variety of financial instruments to reduce its interest rate risk, including interest rate swap agreements whereby the Company exchanges its variable interest costs on a defined amount of principal for another party's obligation to pay fixed interest on the same amount of principal, or interest rate caps, which will set a ceiling on the maximum variable interest rate the Company will incur on the amount of debt subject to the cap and for the time period specified in the interest rate cap. At the present time, the Company has one such interest rate swap in place for $18,177 which obligates it to pay a 5.01% fixed rate and receive a floating rate through December 14, 2001.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

     Neither the Company nor the Company's properties are subject to any material litigation. The Company and its properties may be subject to routine litigation and administrative proceedings arising in the ordinary course of business which collectively are not expected to have a material adverse affect on the business, financial condition, results of operations or cash flows of the Company.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 16, 2001 one of the Company's directors received compensation in the form of 1.3 shares of common stock at a market price of $11.63 per share.

     On August 17, 2001 Alony Hetz Properties & Investments, Ltd. ("Alony Hetz") purchased 1,300 shares of common stock at $10.875 per share consisting of 925 shares of common stock under an October 2000 subscription agreement and 375 shares of common stock though the exercise of warrants granted to it in October 2000. The shares purchased are restricted securities subject to future registration rights. The majority of the proceeds totaling $14,138 were used to fund a portion of the cash consideration for the acquisition of UIRT.

     On September 14, 2001 Alony Hetz exercised its remaining warrants and purchased 650 shares of common stock at a price of $10.875 per share. The shares purchased are restricted securities subject to future registration rights. The majority of the proceeds totaling $7,069 were used to fund a portion of the cash consideration for the acquisition of UIRT.

     On September 18, 2001 Chaim Katzman, Chairman, and Doron Valero, President, exercised options to purchase 288 and 215 shares of common stock at $10.00 per share respectively. The shares purchased are restricted securities subject to future registration rights. The Company received consideration in the form of notes receivable from Chaim Katzman and Doron Valero in the amount of $2,880 and $2,153, respectively, which have been booked in the equity section of the Company's balance sheet.

    On September 20, 2001, the Company issued 10,500 shares of common stock to subsidiaries of First Capital Realty Inc., the successor entity to Centrefund Realty Corporation, for the acquisition of its wholly-owned subsidiary, Centrefund Realty (U.S.) Corporation, at a price of $11.49 per share. The shares issued are restricted securities subject to future registration rights.

     The foregoing issuances were made pursuant to exemptions under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of Stockholders on September 6, 2001 to vote on the issuance of 10,500 shares of common stock to First Capital Corporation in consideration of the acquisition of its wholly-owned subsidiary CEFUS. The stockholders approved the acquisition as follows:

                FOR             AGAINST               WITHHELD
                ---             -------               --------

             11,260,638          34,834                10,434


ITEM 5.       OTHER INFORMATION

         None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         None.

         (b)  Reports on Form 8-K:

         During the quarterly period ended September 30, 2001, the Company filed the following Reports on Form 8-K:

         (i) Report on Form 8-K dated September 20, 2001, disclosing Items 5 and 7 information.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 19, 2001          EQUITY ONE, INC.


                                  /s/ CHAIM KATZMAN
                                  ------------------------------------
                                  Chaim Katzman
                                  Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/ HOWARD M. SIPZNER
                                  ------------------------------------
                                  Howard M. Sipzner
                                  Chief Financial Officer
                                  (Principal Accounting Financial Officer)