Form 10-K
period 2001-12-31
EQUITY ONE INC
filed 2002-03-12
CIK 1042810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 001-13499

                                EQUITY ONE, INC.
             (Exact name of Registrant as specified in its charter)

                 MARYLAND                                  52-1794271
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

                          1696 N.E. MIAMI GARDENS DRIVE
                           NORTH MIAMI BEACH, FL 33179
                     (Address of principal executive office)

       Registrant's telephone number, including area code: (305) 947-1664

           Securities registered pursuant to Section 12(b) of the Act:

     COMMON STOCK, $.01 PAR VALUE             NEW YORK STOCK EXCHANGE
         (Title of each class)         (Name of exchange on which registered)


           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 8, 2002, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $77,014,605.

         As of March 8, 2002, the number of outstanding shares of Common Stock par value $.01 per share of the Registrant was 29,485,843.

         Certain sections of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

                                EQUITY ONE, INC.


                                TABLE OF CONTENTS
                                -----------------

                                                                                                                PAGE

                                                       PART I
Item 1.        Business..........................................................................................4
Item 2.        Properties........................................................................................9
Item 3.        Legal Proceedings................................................................................17
Item 4.        Submission of Matters to a Vote of Security Holders..............................................17

                                                      PART II

Item 5.        Market For Registrant's Common Equity and Related Matters........................................18
Item 6.        Selected Consolidated Financial Data.............................................................19
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations............21
Item 7a.       Quantitative and Qualitative Disclosures about Market Risk.......................................30
Item 8.        Financial Statements and Supplementary Data......................................................30
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............30

                                                      PART III

Item 10.       Directors and Executive Officers of the Registrant...............................................31
Item 11.       Executive Compensation...........................................................................31
Item 12.       Security Ownership of Certain Beneficial Owners and Management...................................31
Item 13.       Certain Relationships and Related Transactions...................................................31

                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports On Form 8-K.................................32

                           FORWARD-LOOKING INFORMATION

         Certain information both included and incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, or Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology.

         You should also pay particular attention to those factors discussed herein under the heading "Business - Risk Factors." You should not rely on the information contained in any forward-looking statements, and you should not expect us to update any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We are a self-administered, self-managed real estate investment trust, or REIT, that principally acquires, renovates, develops and manages community and neighborhood shopping centers. Our shopping centers are primarily anchored by supermarkets or other necessity-oriented retailers such as drug stores or discount retail stores. As of December 31, 2001, our portfolio consisted of 85 properties, comprising 55 supermarket-anchored shopping centers, six drug store-anchored shopping centers, 18 other retail-anchored shopping centers, five commercial properties and one drug store-anchored development, as well as non-controlling interests in three unconsolidated joint ventures that own commercial properties. Our existing properties are located primarily in metropolitan areas of Florida and Texas, contain an aggregate of 8.6 million square feet of gross leasable area, and were 86.1% occupied based on gross leasable area as of December 31, 2001.

         We were established as a Maryland corporation in 1992 and completed our initial public offering in May 1998. In addition, we have been operating as a REIT since 1995. Until 2001, we primarily owned and operated neighborhood and community shopping centers located in Florida. However, during 2001, through two strategic acquisitions, we increased our property portfolio in Florida and expanded our property ownership into metropolitan areas located in Texas, Arizona and Tennessee.

         In September 2001, we acquired Centrefund Realty (U.S.) Corporation, or CEFUS, a wholly-owned subsidiary of one of our affiliates, First Capital Realty Inc., an Ontario corporation whose shares are traded on the Toronto Stock Exchange (TSE:FCR). As a result of this transaction, we acquired 28 shopping centers and interests in five joint ventures, two of which have been sold. These properties contained an aggregate of approximately 3.2 million square feet of gross leasable area.

         In addition, in September 2001, we acquired United Investors Realty Trust, or UIRT, a publicly traded Texas real estate investment trust whose shares were listed on the Nasdaq National Market. As a result of this transaction, we acquired 22 shopping centers and an interest in one joint venture, which has been sold. These properties contained an aggregate of approximately 2.0 million square feet of gross leasable area.

         As a result of the CEFUS and UIRT acquisitions, we were able to nearly triple the size of our property portfolio consistent with our business strategy and investment criteria, and, at the same time, centralize management functions, reduce our combined personnel and achieve other cost-savings measures. Our resulting portfolio includes shopping centers primarily in Florida and Texas which are anchored by national and regional supermarkets such as Albertsons, Kash N' Karry, Kroger, Publix, Randalls and Winn-Dixie or other national retailers such as Bed Bath & Beyond, Best Buy, Blockbuster, Eckerd, Home Depot Design Expo, Kmart and Walgreens.

RECENT DEVELOPMENTS

         On January 18, 2002 we completed a private placement of 688,000 shares of our common stock to a limited number of accredited investors. In connection with the private placement, we sold an aggregate of 344,000 shares of our common stock at a price of $12.80 per share to unaffiliated investors and 344,000 shares of our common stock at price of $13.05 per share to investors that are affiliates of ours. The aggregate proceeds of $8.9 million from the private placement were raised for general corporate purposes. Contemporaneously with the closing of the private placement, we repaid the existing $8.0 million mortgage loan secured by our Copperfield shopping center.

         On January 23, 2002, we filed a universal shelf registration statement with the Securities and Exchange Commission that was declared effective on February 8, 2002. This registration statement will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants, up to a value of $250 million. The registration statement provides us additional flexibility in accessing capital markets to fund future growth and for general corporate purposes.

         In February 2002, we completed the sale of our Equity One office building in Miami Beach, Florida to the City of Miami Beach for a purchase price of approximately $6.1 million. We expect to realize a gain on the sale of this property of approximately $4.3 million. In connection with the sale, we also received $450,000 as a settlement for pending litigation against the City of Miami Beach.

         In February 2002, we completed the separate acquisitions of Wickham Eckerd, a freestanding drug store located in Melbourne, Florida, for a purchase price of $2.4 million, and of Leesburg Eckerd, a freestanding drug store located in Leesburg, Florida, for a purchase price of $3.8 million. The acquisition of these two properties, together with our previous acquisitions of our Ryanwood and Barker Cypress shopping centers, enables us to defer recognition of the capital gain realized by CEFUS on the sale of the Harbour Financial Center in August 2001 pursuant to Section 1031 of the Internal Revenue Code.

         On February 27, 2002, we entered into a variable-rate revolving credit facility with Wells Fargo under which we may borrow up to $29.4 million. Borrowings under the facility will bear interest at LIBOR plus a margin ranging from 1.15% to 1.50% based on our overall leverage. The entire principal amount is due February 26, 2005. Contemporaneously with the closing of the Wells Fargo facility, we borrowed $17.0 million to repay existing mortgage loans on our Oakbrook and Mandarin Landing shopping centers, both of which were assigned, along with three other assets, as collateral for the Wells Fargo facility. In addition, we reduced the availability under our existing, credit facility with City National Bank of Florida from $17.8 million to $10.8 million.

         On February 25, 2002, we exercised an option to purchase all of the outstanding shares of common stock of a company owned by several of our affiliates, the sole asset of which is an 8.5 acre parcel of land located at the southeast corner of S.W. 147th Avenue and Coral Way in Miami, Florida. In connection with the exercise of our option, we paid an exercise price of $2.0 million. Because of the affiliated nature of this transaction, our board received an independent appraisal of the parcel prior authorizing us to exercise our option. We intend to spend an additional $8.0 million over the next 12 months to develop an 84,000 square foot shopping center on this parcel, which will be anchored by a 44,000 square foot Publix supermarket.

         On February 25, 2002, we exercised an option to purchase all of the outstanding shares of common stock of a company owned by several of our affiliates, the sole asset of which is a 6.2-acre property, which is adjacent to our Bird Ludlam shopping center in Miami, Florida. In connection with the exercise of our option, we paid an exercise price of $1.0 million. Subsequent to our purchase of this property, on February 26, 2002, we sold the property for $400,000 in cash and an 8% interest-only note in the amount of $1.4 million due on February 26, 2003. In connection with this sale, we expect to realize a gain in the amount of $800,000.

         On February 28, 2002, we sold Benbrook, a retail center located in Benbrook, Texas, for a net purchase price of $2.6 million. We expect to realize a gain on the sale of this property of approximately $1.1 million.

BUSINESS AND GROWTH STRATEGIES

         Our business strategy has been and will continue to be to maximize long-term shareholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets. To that end, we now own and manage a portfolio of 79 community and neighborhood shopping centers primarily anchored by supermarkets or other necessity-oriented retailers such as drug stores or discount retail stores. In order to achieve our objectives in the future, we intend to:

               o maximize the value of our existing shopping centers by leasing and re-leasing those properties at higher rental rates to creditworthy tenants and renovating and developing those properties to make them more attractive to such tenants;

               o acquire additional neighborhood and community shopping centers in high growth, high density metropolitan areas that are primarily anchored by supermarkets or other necessity-oriented retailers;

               o sell or dispose of properties that do not meet our investment criteria, asset type or geographic focus; and

               o capitalize on our substantial asset base to effectively access capital to fund our growth.

         ENHANCING PORTFOLIO PERFORMANCE. We seek to maximize the value of our existing shopping centers by leasing and re-leasing those properties at higher rental rates to creditworthy tenants. These efforts improve the financial performance of our shopping center portfolio. We believe that we have developed strong, mutually beneficial relationships with creditworthy tenants, particularly our anchor tenants, by consistently meeting or exceeding the expectations and demands of those tenants. Over the years, this strategy has allowed us to leverage our relationship with existing tenants to lease and re-lease our properties and therefore maintain or improve the financial performance of our existing properties or properties we acquire. Moreover, we intend to renovate or develop a number of under-performing assets that we acquired as a result of the CEFUS and UIRT transactions in order to make them more attractive for leasing or re-leasing to creditworthy tenants.

         ACQUISITION AND DEVELOPMENT OF SHOPPING CENTERS. As we seek to grow our business, we intend to acquire additional neighborhood and community shopping centers through individual property acquisitions, development of new properties, property portfolio purchases and acquisitions of other REITs and real estate companies, both privately-held and publicly-traded.

         We select properties for acquisition or development, which have or are suitable for supermarket or other anchor tenants that offer daily necessities and value-oriented merchandise. The properties must be well located, typically in high growth, high-density metropolitan areas, and have high visibility, open air designs, ease of entry and exit and ample parking. Although we focus primarily on well-performing, supermarket-anchored properties with strong cash flows, we also acquire under-performing assets, which are adaptable over time for expansion, renovation or redevelopment. When evaluating potential acquisitions, whether well-performing or under-performing, and development projects, we consider factors such as:

      o the location, construction quality, design and visibility of the property;

      o economic, demographic, and regulatory and zoning conditions in the property's local and regional market;

      o tenants' gross sales per square foot measured against industry standards;

      o competition from comparable retail properties in the market area and the possibility of future competition;

      o the current and projected cash flow of the property and the potential to increase cash flow;

      o the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover;

      o the occupancy and demand by tenants for properties of a similar type in the market area;

      o the potential to complete a strategic renovation, expansion, or re-tenanting of the property;

      o the property's current expense structure and the potential to increase operating margins;

      o  the potential for capital appreciation of the property; and

      o  the ability to subsequently sell or refinance the property.

         When evaluating expansion, renovation and development possibilities, we often do not initiate construction until we have secured commitments from anchor tenants. In addition, when evaluating acquisitions of portfolios of properties, REITs or other real estate businesses, we review the component properties against the criteria described above, as well as opportunities for synergies and cost savings on a combined basis, geographic fit with our existing markets and the extent of non-core assets included in the acquisition.

         In 2001, we acquired 50 new properties as a result of the CEFUS and UIRT transactions as well as two individual shopping centers. In addition, we commenced and completed additions of 40,000 and 24,000 square feet at our Lake Mary and Sky Lake shopping centers.

         We currently are focused on properties located in the southeast and southwest regions of the United States. In addition, in making new real estate investments, we intend to continue to place primary emphasis on obtaining 100% equity interests in well-located, income-producing properties with attractive yields and potential for increases in income and capital appreciation.

         SELLING CERTAIN ASSETS. Over time, when assets we acquire no longer meet our investment criteria, or when assets provide the opportunity for significant gains, we may attempt to sell or otherwise dispose of those assets.

For instance, we acquired several properties as a result of the UIRT and CEFUS acquisitions, which were not located in high growth, metropolitan areas or otherwise were not consistent with our investment criteria outlined above. We have already sold several of these properties and may attempt to sell others in the future. Since December 1, 2000, we have sold five properties for aggregate gross proceeds of approximately $40.4 million.

         USING OUR CAPITAL TO EXPAND OUR BUSINESS. We intend to further grow and expand our business by using cash available from operations or from lines of credit or, if appropriate market conditions exist, by accessing the capital markets by means of our recently filed universal shelf registration statement to issue equity, debt or a combination thereof. In addition, as we have in the past, we intend to utilize tax-advantaged structures to acquire properties from sellers who wish to defer capital gains. Such structures may include entering into a joint venture or other type of co-ownership with a seller, whether in the form of a limited partnership or limited liability company, in which we would acquire a controlling interest. We may offer the seller an interest in the venture that is convertible or exchangeable for shares of common stock or otherwise allow the seller to have an equity interest in our company.

COMPETITIVE STRENGTHS

         We believe that we distinguish ourselves from other owners and operators of community and neighborhood shopping centers in a number of ways, including:

      o SHOPPING CENTERS ANCHORED BY SUPERMARKETS OR NECESSITY-ORIENTED RETAILERS. For the year ended December 31, 2001, shopping centers anchored by supermarkets or other necessity retailers such as drug stores or discount retail stores accounted for approximately 98.5% of our total net operating income. As of March 1, 2002, these types of shopping centers represented approximately 98.9% of our gross leasable area, with supermarket-anchored centers representing 70.4%. We believe that supermarket and other necessity-oriented retailers are resistant to economic downturns by the nature of their business and generate continuous consumer traffic through our shopping centers. This traffic enhances the quality, appeal and longevity of our shopping centers and benefits our other tenants.

      o ATTRACTIVE LOCATIONS IN HIGH-GROWTH AREAS. Our portfolio of properties is concentrated in high-density areas that are experiencing high population growth such as Florida and Texas. As of March 1, 2002, these states constitute 60.9% and 33.9% of our gross leasable area. The strong demographics of these markets provide our properties with a growing supply of shoppers and increased demand for the goods and services of our tenants.

      o DIVERSE TENANT BASE. No single tenant currently represents more than 10% of our annualized minimum rent and only one tenant, Publix, represents more than 5% of such revenue. As of December 31, 2001, Publix represented 5.5% of our annualized minimum rent. As of December 31, 2001, we had 1,615 leases with our tenants, including national and regional supermarket chains, drug stores, discount retail stores, other nationally or regionally known stores, a variety of other regional and local retailers and a number of local service providers such as doctors, dentists, hair salons, restaurants and others. We believe that this diversity of tenants will enable us to generate more stable cash flows over time and limits our exposure to the financial conditions of any particular tenant.

      o SEASONED MANAGEMENT TEAM. Our senior executives and managers average more than 20 years of experience in the acquisition, management, leasing, redevelopment and construction of real estate or retail properties and many have been with us since our inception. In particular, we believe that our in-depth market knowledge and long-term tenant relationships developed by our senior management provide us with a key competitive advantage.

      o PROPERTY ACQUISITION STRENGTHS. We believe we have certain competitive advantages which enhance our ability to capitalize on acquisition opportunities, including our long standing relationships with real estate bankers and brokers, tenants and institutional and other real estate owners in our current target markets; our access to capital; our ability to offer cash and tax advantaged structures to sellers; and our demonstrated ability to conduct a rapid, efficient and effective due diligence investigation of the property, portfolio or company. In 2001, we acquired 52 new properties primarily through our acquisitions of CEFUS and UIRT.

      o STRONG RELATIONSHIP WITH TENANTS. We believe we have cultivated strong relationships with supermarket and other anchor tenants, which, in combination with our in-depth knowledge of our primary markets, have contributed substantially to our success in identifying, acquiring and operating our properties.

FINANCING STRATEGY

         Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level and minimizing our variable interest rate exposure. We intend to finance future growth with the most advantageous source of capital available to us at the time of an acquisition. These sources may include selling common stock, preferred stock, debt securities, depository shares or warrants through public offerings or private placements, or incurring additional indebtedness through secured or unsecured borrowings either at the parent level or through mortgages with recourse limited to specific properties.

RISK FACTORS

         We are subject to certain business risks arising in connection with owning real estate which include, among others:

      o the bankruptcy or insolvency of, or a downturn in the business of, any of our major tenants could reduce cash flow;

      o the possibility that tenants will not renew their leases as they expire or renew at lower rental rates could reduce cash flow;

      o vacated anchor space will affect the entire shopping center because of reduced customer flow;

      o poor market conditions in the areas where we own shopping centers could create increased vacancy and reduce demand for tenant space;

      o unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise adversely affect our ability to attract and retain desirable tenants;

      o  our rapid growth could place strains on our management and resources;

      o we may not be successful in identifying suitable properties or companies for acquisition that meet our criteria which may impede our growth;

      o risks relating to leverage, including uncertainty that we will be able to refinance our indebtedness, and the risks of higher interest rates;

      o unsuccessful development activities would result in the expenditure of capital and no corresponding increase in cash flow;

      o our inability to satisfy our cash requirements for operations and the possibility that we may be required to borrow funds to meet distribution requirements in order to maintain our qualification as a REIT;

      o potential liability for unknown or future environmental matters and costs of compliance with the Americans with Disabilities Act;

      o limitations in our charter and bylaws and under Maryland law may have the effect of delaying or preventing a change of control of our company; and

      o our dependency on the contributions of our senior executives and corporate management team, and the loss of those services could have a material adverse effect on our business.

         If any of these risks are realized, then they could have an adverse effect on our business, prospects or our ability to pay dividends in the future.

COMPETITION

         There are numerous commercial developers, real estate companies, including REITs such as Regency Realty Corporation, Weingarten Realty Investors and IRT Property Company, and other owners of real estate in the areas in which our properties are located that compete with us in seeking land for development, properties for acquisition, financing and tenants. Many of such competitors have substantially greater resources than we have. All of our existing properties are located in developed areas that include other shopping centers and other retail properties. The number of retail properties in a particular area could materially adversely affect our ability to lease vacant space and maintain the rents charged at our existing properties.

REGULATIONS

         REGULATIONS. Retail properties are subject to various laws, ordinances and regulations. We believe that each of our existing properties maintains all required material operating permits and approvals.

         AMERICANS WITH DISABILITIES ACT. Our properties are subject to the Americans with Disabilities Act of 1990. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We believe that our properties are in substantial compliance with the requirements under the Disabilities Act and have no reason to believe that these requirements or the enforcement of these requirements will have a materially adverse impact on our business.

ENVIRONMENTAL MATTERS

         Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove or remediate certain hazardous or toxic substances at our shopping centers. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and our liability for remediation could exceed the value of the property and/or our aggregate assets. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent the property or borrow using the property as collateral. We have several properties that will require or are currently undergoing varying levels of environmental remediation. We have no reason to believe that these remediations will have a material financial effect on us due to our financial statement reserves and insurance programs designed to mitigate the cost of remediation, as well as various state-regulated programs that shift the responsibility and cost to the state.

EMPLOYEES

         At December 31, 2001, we had 79 full-time employees. Our employees are not represented by any collective bargaining group, and we consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

         We maintain our principal executive and management office at 1696 N.E. Miami Gardens Drive, North Miami Beach, Florida in the Shops at Skylake. As of December 31, 2001, our portfolio consisted primarily of shopping centers anchored by supermarket and other necessity-oriented retailers and contained an aggregate of approximately 8.6 million square feet of gross leasable area. Other than our leasehold interests in our Green Oaks, Parkwood and Richwood shopping centers, each of which is located in Dallas, Texas, all of our other properties are owned in fee simple. In addition, some of our properties are subject to mortgages as described under "Management's Discussion and Analysis of Financial

Condition and Results of Operations - Mortgage Indebtedness." The following table provides a brief description of each of our properties as of December 31, 2001:

                                                                           AVERAGE
                                    GLA                   ANNUALIZED      MINIMUM RENT     PERCENT
                                 (SQ. FT.)  NUMBER OF   MINIMUM RENT AS  PER LEASED SQ.  LEASED AT
                     DATE         AT DEC.    TENANTS    OF DECEMBER 31,     FT. AT DEC.    DEC. 31,
    PROPERTY      ACQUIRED(1)   31, 2001       (2)         2001(3)          31, 2001         2001     CERTAIN TENANTS (4)
----------------  -----------   ---------   ---------   ---------------  --------------  ----------   -----------------------
SUPERMARKET AND OTHER NECESSITY-ORIENTED RETAILER ANCHORED CENTERS

FLORIDA (43 PROPERTIES)

NORTH FLORIDA (9 PROPERTIES)

Atlantic Village     June         100,559      25          $973,466          $10.06         96.2%     Publix, Jo-Ann
ATLANTIC BEACH       1995                                                                             Fabrics, Dollar Tree

Beauclerc             May          71,127      12          $221,316           $6.33         49.2%     Big Lots, Walgreens*
Village              1998
JACKSONVILLE

Commonwealth       February        81,467      16          $620,673           $8.00         95.2%     Winn-Dixie,
JACKSONVILLE         1994                                                                             Rent-A-Center, Pizza
                                                                                                      Hut

Forest Village       April         71,526      17          $681,434          $10.21         93.3%     Publix, Video
TALLAHASSEE          2000                                                                             Warehouse, Waffle
                                                                                                      House

Fort Caroline       January        74,546      14          $523,424           $7.29         96.3%     Winn-Dixie, Eckerd*
JACKSONVILLE         1994                                                                             (Bealls Outlet),
                                                                                                      McDonald's

Losco Corners         May           8,700       7          $106,972          $19.46         63.2%     Winn-Dixie (5)
JACKSONVILLE         2000

Mandarin Landing   December       141,565      37        $1,216,888           $8.85         97.1%     Publix, Office
JACKSONVILLE         1999                                                                             Depot, Eckerd, Aqua
                                                                                                      Zoo

Monument Point      January        75,128      13          $490,576           $6.53         100.0%    Winn-Dixie, Eckerd
JACKSONVILLE         1997

Oak Hill           December        78,492      19          $538,533           $6.86         100.0%    Publix, Walgreens*
JACKSONVILLE         1995                                                                             (Bonus Dollar)


CENTRAL FLORIDA (6 PROPERTIES)

 Eustis Square      October       126,791      27          $740,643           $6.68         87.4%     Publix, Walgreens*
 EUSTIS              1993                                                                             (Bealls Outlet),
                                                                                                      Bealls Department
                                                                                                      Store

 Forest Edge       December        68,631      12          $487,284           $7.10         100.0%    Winn-Dixie, Auto
 ORLANDO             1996                                                                             Zone, Rent-A-Center

 Kirkman Shoppes   September       88,820      32        $1,548,387          $17.43         100.0%    Eckerd
 ORLANDO             2001

 Lake Mary         December       339,084      69        $3,446,132          $10.60         95.9%     Albertsons, Kmart,
 ORLANDO             1988                                                                             Sun Star Theatres,
                                                                                                      Euro Fitness

 Park Promenade     January       125,818      27        $1,169,076           $9.29         100.0%    Publix, Blockbuster
 ORLANDO             1999                                                                             Orange County Library

 Walden Woods       January        75,336      11          $490,009           $6.59         98.7%     Winn-Dixie*,
 PLANT CITY          1999                                                                             Walgreens

                                                                           AVERAGE
                                    GLA                   ANNUALIZED      MINIMUM RENT     PERCENT
                                 (SQ. FT.)  NUMBER OF   MINIMUM RENT AS  PER LEASED SQ.  LEASED AT
                     DATE         AT DEC.    TENANTS    OF DECEMBER 31,     FT. AT DEC.    DEC. 31,
    PROPERTY      ACQUIRED(1)   31, 2001       (2)         2001(3)          31, 2001         2001     CERTAIN TENANTS (4)
----------------  -----------   ---------   ---------   ---------------  --------------  ----------   -----------------------

FLORIDA WEST COAST (8 PROPERTIES)

 East Bay Plaza      July          85,426      22          $467,699           $9.49         57.7%     Albertsons (5), Family
 LARGO               1993                                                                             Dollar, Hollywood Video

 Lake St.          September       57,015       8          $539,625           $9.46         100.0%    Kash N' Karry
 Charles             2001
 TAMPA

 Marco Town        September      109,574      45        $1,497,255          $16.41         83.4%     Publix
 Center              2001
 MARCO ISLAND

 Mariners          September       85,507      15          $621,791           $8.03         90.6%     Kash N' Karry
 Crossing            2001
 SPRING HILL

 Ross Plaza        September       85,903      20          $708,554           $8.70         94.8%     Walgreens, Ross
 TAMPA               2001                                                                             Dress for Less

 Shoppes of        December        84,705      22          $800,168           $9.50         100.0%    Publix, Bealls Outlet
 North Port          2000
 NORTH PORT

 Skipper Palms     September       86,503      17          $734,799           $8.49         100.0%    Winn-Dixie
 TAMPA               2001

 Summerlin           June         109,156      28        $1,053,100          $10.49         91.9%     Winn-Dixie, Eckerd
 Square              1998
 FORT MYERS

SOUTH FLORIDA (20 PROPERTIES)

Bird Ludlum          August       192,282      50        $2,665,909          $13.86         100.0%    Winn-Dixie, Eckerd,
MIAMI                 1994                                                                            Vision Works,
                                                                                                      Blockbuster

Bluff Square        September     132,395      51        $1,444,202          $11.11         98.2%     Publix, Walgreens
JUPITER               2001

Boca Village        September      94,111      24        $1,276,683          $13.66         99.3%     Publix, Eckerd
BOCA RATON            2001

Boynton Plaza       September      99,324      30          $875,810           $9.92         88.9%     Publix, Eckerd
BOYNTON BEACH         2001

Cashmere Corners    September      89,234      18          $668,002           $7.67         97.6%     Albertsons,
PORT ST. LUCIE        2001                                                                            Blockbuster

Jonathan's Landing  September      26,820      12          $467,809          $17.44         100.0%    Winn-Dixie, Kmart
JUPITER               2001

Lantana Village      January      176,110      26        $1,106,674           $6.32         99.4%     Blockbuster,
LANTANA               1998                                                                            Albertsons (5)

Oakbrook            September     225,073      35        $1,714,194           $8.84         86.2%     Publix, Eckerd,
PALM BEACH GARDENS    2001                                                                            Roly's Bistro,
                                                                                                      Jacobson Department
                                                                                                      Store, Inc.

Pine Island          August       254,907      48        $2,320,694           $9.13         99.7%     Publix, Home Depot
DAVIE                 1999                                                                            Design Expo, Rite Aid*
                                                                                                      (Bealls Outlet)

                                                                           AVERAGE
                                    GLA                   ANNUALIZED      MINIMUM RENT     PERCENT
                                 (SQ. FT.)  NUMBER OF   MINIMUM RENT AS  PER LEASED SQ.  LEASED AT
                     DATE         AT DEC.    TENANTS    OF DECEMBER 31,     FT. AT DEC.    DEC. 31,
    PROPERTY      ACQUIRED(1)   31, 2001       (2)         2001(3)          31, 2001         2001     CERTAIN TENANTS (4)
----------------  -----------   ---------   ---------   ---------------  --------------  ----------   -----------------------


Plaza Del Rey        August        50,146      21          $608,630          $12.84         94.5%     Navarro Pharmacy
MIAMI                 1991

Point Royale          July        209,863      26        $1,271,004           $6.40         94.6%     Winn-Dixie, Best
MIAMI                 1995                                                                            Buy, Eckerd

Pompano              January       80,697       1          $540,000           $6.69         100.0%    Lowe's
POMPANO BEACH         2001

Prosperity Center   September     122,106       9        $1,795,043          $14.70         100.0%    Office Depot, Barnes
PALM BEACH GARDENS    2001                                                                            & Noble, Bed Bath &
                                                                                                      Beyond, Carmine's,
                                                                                                      TJ Maxx

Ridge Plaza          August       155,204      29        $1,312,764           $8.75         96.7%     AMC Theatre,
DAVIE                 1999                                                                            Kabooms, Republic
                                                                                                      Security Bank, Uncle
                                                                                                      Funnys, Round Up

Ryanwood            November      114,925      33          $984,548           $8.95         95.7%     Publix, Bealls
VERO BEACH            2001                                                                            Outlet,
                                                                                                      Books-A-Million

Sawgrass Promenade  September     107,092      29        $1,197,243          $11.28         99.1%     Publix, Blockbuster,
DEERFIELD BEACH       2001                                                                            Walgreens

Shops at Skylake     August       174,199      47        $2,553,315          $15.17         96.6%     Publix, Goodwill,
NORTH MIAMI           1997                                                                            Radio Shack, First
BEACH                                                                                                 Union, Blockbuster

University Mall     September     326,307      45          $642,148          $10.20         19.3%     Eckerd
FT. LAUDERDALE        2001

West Lakes Plaza    November      100,747      27        $1,065,814          $10.58         100.0%    Winn-Dixie, Navarro
MIAMI                 1996                                                                            Pharmacy

Westburry           September      33,706      21          $542,477          $16.09         100.0%    Pizza Hut, Dairy
MIAMI                 2001                                                                            Queen


TEXAS (32 PROPERTIES)

HOUSTON (15 PROPERTIES)

Albertsons         September       15,542       8          $230,865          $14.85         100.0%    Albertsons (5),
Bissonnet            2001                                                                             Blockbuster, Dollar
HOUSTON                                                                                               Tree

Albertsons         September       36,611      16          $526,039          $16.33         88.0%     Albertsons (5), Dollar
Spring Shadows       2001                                                                             Tree, Hallmark
HOUSTON

Barker Cypress     December        61,720      10          $589,685          $11.69         81.7%     H.E. Butt Grocery
HOUSTON              2001

Beechcrest         September       90,797      15          $793,105           $8.89         98.3%     Randalls* (Viet Ho),
HOUSTON              2001                                                                             Walgreens*

Benchmark          September       58,384       5          $708,125          $12.13         100.0%    Bally's Fitness, IHOP
Crossing             2001
HOUSTON

Colony Plaza       September       26,530      15          $430,467          $18.61         87.2%     Starbucks, GNC
HOUSTON              2001

                                                                           AVERAGE
                                    GLA                   ANNUALIZED      MINIMUM RENT     PERCENT
                                 (SQ. FT.)  NUMBER OF   MINIMUM RENT AS  PER LEASED SQ.  LEASED AT
                     DATE         AT DEC.    TENANTS    OF DECEMBER 31,     FT. AT DEC.    DEC. 31,
    PROPERTY      ACQUIRED(1)   31, 2001       (2)         2001(3)          31, 2001         2001     CERTAIN TENANTS (4)
----------------  -----------   ---------   ---------   ---------------  --------------  ----------   -----------------------

Copperfield        September      160,695      36          $915,799          $11.77         48.4%     JoAnn Fabrics
HOUSTON              2001

Grogan's Mill      September      118,398      28        $1,380,290          $11.75         99.2%     Randall, Petco
HOUSTON              2001

Hedwig             September       69,504      13          $943,878          $13.58         100.0%    Warehouse Music, Ross
HOUSTON              2001                                                                             Dress For Less

Highland Square    September       64,171      27        $1,016,282          $15.88         99.7%     Radio Shack, Smoothie
HOUSTON              2001                                                                             King

Market at First    September      107,301      36        $1,562,942          $15.28         95.3%     Kroger (5), TJ Maxx,
Colony               2001                                                                             Eckerd
HOUSTON

Mason Park         September      160,047      39        $1,446,717          $12.05         75.0%     Kroger (5), Palais
HOUSTON              2001                                                                             Royal, Petco,
                                                                                                      Walgreens* (Eloise
                                                                                                      Collectibles)

Mission Bend       September      129,675      26        $1,077,346           $9.04         91.9%     Randalls, Factory 2 U
HOUSTON              2001                                                                             Stores, Inc.

Steeplechase       September      104,002      26        $1,145,250          $11.19         98.4%     Randalls
HOUSTON              2001

Woodforest         September       12,741       4          $205,180          $16.10         100.0%    Hollywood Video
HOUSTON              2001


DALLAS (15 PROPERTIES)

Benbrook(6)        September      247,422      25          $495,512           $3.04         65.9%     Sutherland Lumber,
FORT WORTH           2001                                                                             JoAnn Fabrics

Green Oaks         September       65,091      32          $524,320          $11.41         70.6%     Kroger (5)
DALLAS               2001

Melbourne Plaza    September       47,517      18          $455,126          $11.06         86.6%     Souper Salad, Family
DALLAS               2001                                                                             Christian

Minyard's          September       58,695       1          $375,648           $6.40         100.0%    Minyard's
GARLAND              2001

Northwest          September       33,366      17          $314,241          $10.85         86.8%     Blockbuster
Crossing             2001
DALLAS

Parkwood           September       81,590      20          $962,061          $13.38         88.1%     Albertsons (5), Planet
DALLAS               2001                                                                             Pizza, Hollywood
                                                                                                      Video, Starbucks

Plymouth East      September       56,435      10          $235,742           $4.18         100.0%    Kroger
DALLAS               2001

Plymouth North     September      444,221      59        $1,645,057           $7.18         51.6%     Blockbuster, Dollar
DALLAS               2001                                                                             General, Thrift of
                                                                                                      America, US Postal
                                                                                                      Service

Plymouth South     September       49,102       7          $285,080           $6.77         85.8%     Betcha Bingo
DALLAS               2001

Plymouth West      September      178,810      16          $687,601           $4.33         88.8%     Tok Won Kim, Bargain
DALLAS               2001                                                                             City

                                                                           AVERAGE
                                    GLA                   ANNUALIZED      MINIMUM RENT     PERCENT
                                 (SQ. FT.)  NUMBER OF   MINIMUM RENT AS  PER LEASED SQ.  LEASED AT
                     DATE         AT DEC.    TENANTS    OF DECEMBER 31,     FT. AT DEC.    DEC. 31,
    PROPERTY      ACQUIRED(1)   31, 2001       (2)         2001(3)          31, 2001         2001     CERTAIN TENANTS (4)
----------------  -----------   ---------   ---------   ---------------  --------------  ----------   -----------------------

Richwood           September       54,872      28          $746,117          $16.32         83.3%     Albertsons (5),
DALLAS               2001                                                                             Blockbuster

Rosemeade Park     September       49,554      19          $572,423          $13.49         85.6%     Kroger (5),
DALLAS               2001                                                                             Blockbuster, Allure
                                                                                                      Health and Spa

Sterling Plaza     September       65,205      16          $890,762          $14.13         96.7%     Bank One, Warehouse
DALLAS               2001                                                                             Entertainment

Townsend           September      140,436      39        $1,084,501           $9.14         84.5%     Albertsons (5), Stage
DESOTO               2001                                                                             Store,  Victory Gym,
                                                                                                      Tutor Time

Village Park       September       44,387      12          $420,797          $16.23         58.4%     Petco, Leather Direct
DALLAS               2001


SAN ANTONIO (2 PROPERTIES)

Bandera Festival   September      189,438      31        $1,297,264           $8.69         78.8%     Eckerd*, Blockbuster,
SAN ANTONIO          2001                                                                             Kmart

Wurzbach           September       59,771       3          $170,729           $2.86         100.0%    Albertsons
SAN ANTONIO          2001


ARIZONA (3 PROPERTIES)

Big Curve          September      126,402      32        $1,180,903           $9.54         97.9%     Albertsons (5),
YUMA                 2001                                                                             Walgreens, Miller's
                                                                                                      Outpost

Park Northern      September      126,852      27          $719,934           $6.43         88.3%     Safeway, Bealls,
PHOENIX              2001                                                                             Showbiz Pizza

Southwest          September       78,398      17          $576,820           $7.36         100.0%    Food City, Walgreens
Walgreens            2001
PHOENIX

TENNESSEE (1 PROPERTY)

McMinn Plaza       September      107,200      9           $560,307           $7.18         72.8%     Ingles
ATHENS               2001

----------------------------    ---------  -----        -----------         ------       -------
TOTAL/WEIGHTED AVERAGE          8,517,509  1,839        $71,903,682          $9.80         86.1%
SUPERMARKET AND                 =========  =====        ===========         ======       =======
NECESSITY-ORIENTED RETAILER
ANCHORED CENTERS (79
PROPERTIES)

OTHER COMMERCIAL PROPERTIES
---------------------------

El Novillo         September       10,000      1           $136,704          $13.67         100.0%    Jumbo Buffet
MIAMI BEACH          2001


Epsilon            September       18,707      5           $275,656          $14.74         100.0%    Fat Tuesdays
WEST PALM BEACH      2001

EQY Building(7)    September       28,780      15          $376,734          $16.00         81.8%
MIAMI BEACH          2001

                                                                           AVERAGE
                                    GLA                   ANNUALIZED      MINIMUM RENT     PERCENT
                                 (SQ. FT.)  NUMBER OF   MINIMUM RENT AS  PER LEASED SQ.  LEASED AT
                     DATE         AT DEC.    TENANTS    OF DECEMBER 31,     FT. AT DEC.    DEC. 31,
    PROPERTY      ACQUIRED(1)   31, 2001       (2)         2001(3)          31, 2001         2001     CERTAIN TENANTS (4)
----------------  -----------   ---------   ---------   ---------------  --------------  ----------   -----------------------
Mandarin              May          52,880     534            N/A               N/A          98.7%
Mini-storage         1994
JACKSONVILLE

Montclair           August          9,375      20            N/A               N/A          100.0%
Apartments           1998
MIAMI BEACH

Coral Way N.E.       July              --     --             N/A               N/A           --       (4.05 acres)
Land(8)              1999
MIAMI

----------------------------    ---------  -----        -----------         ------       -------
TOTAL/WEIGHTED AVERAGE          8,637,251  2,414        $72,692,776          $9.84         86.1%
(85 PROPERTIES)  (9)            =========  =====        ===========         ======       =======

--------------------
(1) For purposes of this table, all properties formerly owned by CEFUS or UIRT are deemed to have been acquired by us at the time we acquired CEFUS and UIRT.

(2)  Number of tenants includes both leased and vacant units.

(3) Calculated by annualizing the tenant's monthly rent payment at December 31, 2001, excluding expense reimbursements, percentage rent payments and other charges.

(4) Includes all tenants who occupy more than 10,000 square feet, as well as any supermarket tenants which are on an adjacent or contiguous, separately owned parcel and do not pay any rent or expense recoveries to us.

(5) This tenant is on an adjacent or contiguous, separately owned parcel and does not pay rent or any expense recoveries to us.

(6) Our Benbrook property was sold on February 28, 2002. See "Business--Recent Developments."

(7) The Equity One Building was sold on February 1, 2002. See "Business--Recent Developments."

(8) Future development property, located at the northeast corner of S.W. 147th Avenue and Coral Way in Miami-Dade County, Florida.

(9) Weighted average minimum rent per leased square foot and weighted average percent leased have been calculated excluding Mandarin Mini-storage, Montclair Apartments and Coral Way N.E. land.

* Indicates a tenant that has closed its store and ceased to operate at the property, but continues to pay rent under the terms of its lease. The sub-tenant, if any, is shown in parentheses.

MAJOR TENANTS

         The following table sets forth as of December 31, 2001, the gross leasable area ("GLA") of our existing properties (excluding Mandarin Mini-storage and Montclair Apartments) leased to supermarket anchor tenants, other anchor tenants and non-anchor tenants:

                                        SUPERMARKET ANCHOR       OTHER ANCHOR       NON-ANCHOR
                                              TENANTS              TENANTS           TENANTS            TOTAL
                                        ------------------       ------------       ----------       -----------
Leased GLA (sq. ft.)                         1,860,342            2,217,672         3,309,144         7,387,158
Percentage of Total Leased GLA                 25.2%                30.0%             44.8%             100.0%

                                       15

         The following table sets forth as of December 31, 2001, the annual minimum rent of our existing properties (excluding Mandarin Mini-storage and Montclair Apartments) attributable to supermarket anchor tenants, other anchor tenants and non-anchor tenants:

                                        SUPERMARKET ANCHOR       OTHER ANCHOR       NON-ANCHOR
                                              TENANTS              TENANTS           TENANTS            TOTAL
                                        ------------------       ------------      -----------       -----------
Annual Minimum Rent ("AMR")                 $11,325,398           $14,539,452      $46,827,926       $72,692,776
Percentage of Total AMR                        15.6%                 20.0%            64.4%            100.0%

         The following table sets forth as of December 31, 2001 information regarding leases with our ten largest and all other remaining tenants:

                                                                      ANNUALIZED       PERCENT OF
                                                                     MINIMUM RENT       AGGREGATE       AVERAGE ANNUAL
                            NUMBER OF         GLA       PERCENT OF   AT DECEMBER       ANNUALIZED        MINIMUM RENT
        TENANT                LEASES     (SQUARE FEET)   TOTAL GLA     31, 2001       MINIMUM RENT      PER SQUARE FOOT
-----------------------     ----------   -------------  ----------   ------------     ------------      ---------------
Publix                          16          647,634        7.6%      $ 4,004,304           5.5%             $ 6.18
Winn-Dixie                      11          503,931        5.9%        3,191,701           4.4%               6.33
Randalls                         4          199,223        2.3%        1,431,823           2.0%               7.19
Kmart                            3          257,768        3.0%        1,268,768           1.7%               4.92
Eckerd                          13          130,979        1.5%        1,063,720           1.4%               8.12
Walgreens                       10          154,996        1.8%        1,031,839           1.4%               6.66
Blockbuster                     11           63,116        0.7%          989,016           1.4%              15.67
Albertsons                       4          177,544        2.1%          868,251           1.2%               4.89
Kash N' Karry                    2           94,610        1.1%          726,425           1.0%               7.68
Bed, Bath & Beyond               1           37,525        0.4%          562,875           0.8%              15.00
                            ------        ---------       -----     ------------         ------             ------
SUBTOTAL/AVERAGE                75        2,267,326       26.4%       15,138,722          20.8%               6.68

Remaining Tenants            1,540        5,119,832       59.7%       57,554,054          79.2%              11.24

                            ------        ---------       -----     ------------         ------             ------
TOTAL/AVERAGE                1,615        7,387,158       86.1%     $ 72,692,776         100.0%             $ 9.84
                            ======        =========       =====     ============         ======             ======

LEASE EXPIRATIONS

         The following table sets forth the anticipated expirations of our tenant leases as of December 31, 2001 (excluding renewal options of Mandarin Mini-storage and Montclair Apartments) for each year from 2002 through 2011 and thereafter:

                                                                                      PERCENT OF
                                                                     ANNUALIZED       AGGREGATE       AVERAGE ANNUAL
                          NUMBER OF         GLA       PERCENT OF    MINIMUM RENT      ANNUALIZED     MINIMUM RENT PER
         YEAR               LEASES     (SQUARE FEET)   TOTAL GLA    AT EXPIRATION    MINIMUM RENT      SQUARE FOOT
-----------------------   ----------   ------------   -----------   ------------     -------------   -----------------
2002                           316          716,612       8.4%      $  9,380,328          12.4%          $  13.09
2003                           335        1,081,683      12.6%        10,855,309          14.3%             10.04
2004                           335          964,056      11.2%        10,917,544          14.4%             11.32
2005                           226          872,899      10.2%         8,806,262          11.6%             10.09
2006                           183          854,401      10.0%         9,330,902          12.3%             10.92
2007                            47          430,491       5.0%         4,108,437           5.4%              9.54
2008                            33          268,914       3.1%         3,651,016           4.8%             13.58
2009                            25          126,614       1.5%         2,013,378           2.7%             15.90
2010                            46          265,674       3.1%         2,804,655           3.7%             10.56
2011                            21          393,061       4.6%         2,893,753           3.8%              7.36
Thereafter                      48        1,412,753      16.4%        11,159,987          14.6%              7.90
                           -------        ---------     ------      ------------        -------           -------
SUB-TOTAL/AVERAGE            1,615        7,387,158      86.1%        75,921,571         100.0%             10.28

Vacant                         245        1,187,838      13.9%                --           0.0%              0.00

                           -------        ---------     ------      ------------        -------           -------
TOTAL/AVERAGE                1,860        8,574,996     100.0%       $75,921,571         100.0%           $  8.85
                           =======        =========     ======      ============        =======           =======

         Historically, we have not incurred substantial costs associated with tenant improvements relating to lease expirations or renewals. Additionally, because most leasing activities are performed in-house, we have not historically incurred substantial costs associated with leasing commissions. No assurance can be given that such expenses will not increase in the future.

INSURANCE

         Our tenants are generally responsible under their leases for providing adequate insurance on the property they lease. We believe that our properties are covered by adequate fire, flood and property insurance, all provided by reputable companies. However, certain of our properties are not covered by disaster insurance with respect to certain hazards (such as hurricanes) for which coverage is not available or available only at rates, which in our opinion, are not economically justifiable.

JOINT VENTURE INVESTMENTS

         As of December 31, 2001, we owned non-controlling interests in three unconsolidated joint ventures, as follows:

               o We own a 50.1% interest in the joint venture which owns Park Place, a retail shopping center located in Plano, Texas that was 100% occupied as of December 31, 2001. We plan to develop two parcels adjacent to property at a cost of $2.6 million with the target completion date of December 2003. The property is encumbered by a floating-rate loan with a balance of $14.0 million as of December 31, 2001 that matures in April 2002 and is guaranteed by CEFUS, our wholly-owned subsidiary. Discussions are currently underway for replacement financing on comparable terms.

               o We own a 50% interest in the joint venture which owns City Centre, an office/rental center located in Palm Beach Gardens, Florida that was 95% occupied as of December 31, 2001. The property includes a parcel of land targeted for future office development. It is encumbered by an 8.54% fixed-rate mortgage loan with a balance of $13.1 million as of December 31, 2001 that matures in April 2010.

               o We own a 50% interest in the joint venture which owns Oaks Square, a retail center located in Gainesville, Florida that was 100% occupied as of December 31, 2001. The property is encumbered by a 7.63% fixed-rate mortgage loan with a balance of $16.8 million as of December 31, 2001 that matures in December 2010.

ITEM 3.  LEGAL PROCEEDINGS

         Neither our properties nor we are subject to any material litigation. Furthermore, to the best of our knowledge, except as described above with respect to environmental matters, there is no litigation threatened against us or any of our properties, other than routine litigation and administrative proceedings arising in the ordinary course of business, which collectively are not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for stockholder vote during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

MARKET INFORMATION AND DIVIDENDS

         Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol "EQY." On March 6, 2002, we had 389 stockholders of record representing 4,269 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the distributions declared by us:

                                                                                       DISTRIBUTIONS
                                                             HIGH          LOW           DECLARED
                                                           ---------     ---------     -------------
              First Quarter, 2000                          $ 10.7500     $  9.1875        $ 0.26
              Second Quarter, 2000                           10.0000        9.0000          0.26
              Third Quarter, 2000                            10.6875        9.5000          0.26
              Fourth Quarter, 2000                           10.6250        9.3750          0.32

              First Quarter, 2001                          $ 11.0000     $  9.7000        $ 0.26
              Second Quarter, 2001                           12.5300       10.0100          0.26
              Third Quarter, 2001                            11.9800       10.6400          0.27
              Fourth Quarter, 2001                           14.1000       11.5200          0.27

         Dividends paid during 2001 and 2000 totaled $18.6 million and $13.2 million, respectively. Included in the $0.32 distribution for the fourth quarter of 2000 was a special distribution of $0.06 attributable to the $1.5 million termination fee we received in connection with General Cinema's termination of its lease at Lake Mary. Future declarations of dividends will be made by us at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code of 1986, or the Code, we are currently required to make distributions to holders of our shares in an amount at least equal to 90% of our "real estate investment trust taxable income," as defined in Section 857 of the Code.

SALE OF UNREGISTERED SECURITIES

         On August 17, 2001, we sold 1.3 million unregistered shares of our common stock to Alony Hetz Properties & Investments Ltd. at a price of $10.875 per share, resulting in net proceeds of $14.1 million. On September 17, 2001, we sold 650,000 unregistered shares of our common stock to Alony Hetz Properties & Investments Ltd.at a price of $10.875 per share, resulting in net proceeds of $7.1 million.

         On September 18, 2001 we issued an aggregate of 503,331 unregistered shares of our common stock to two of our officers in connection with their exercises of previously granted options to purchase 503,331 shares of our common stock at a price of $10.00 per share. We received notes totaling $5.0 million in payment of the full exercise price of these options. The notes bear interest at 5% per annum and mature on September 30, 2006. Each of the officers has pledged his shares received upon exercise as security for his obligations under his note.

         On September 20, 2001, we exchanged 10.5 million unregistered shares of our common stock with affiliates of First Capital Realty Inc. in return for all of the shares of common stock in CEFUS.

         During 2001, we issued 145,900 unregistered shares of our common stock to our employees and directors in consideration of services rendered to our company by them.

         Each of these issuances was exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. In each case we exercised reasonable care to insure that the purchasers did not acquire these shares with a view to their distribution.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated operating data and balance sheet data set forth below have been derived from our consolidated financial statements, including the consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 contained elsewhere herein. The consolidated financial statements as of and for the years ended December 31, 2001, 2000 and 1999 have been audited by Deloitte & Touche LLP, independent auditors. The data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

                                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------
                                                       2001        2000         1999        1998         1997
                                                    ---------   ---------    ---------   --------       -------
                                                  (in thousands other than per share, percentage and ratio data)
STATEMENT OF OPERATIONS DATA:
    Total revenues (1)...........................   $  82,987   $  49,621    $  27,163    $ 22,994      $ 20,545
                                                    =========   =========    =========    ========      ========

    Property operating expenses..................      24,936      13,661        7,082       5,965         5,245
    Rental property depreciation and
      amortization...............................      11,114       6,284        3,502       2,881         2,392
    Interest expense and amortization of
      deferred financing fees....................      22,243      12,807        5,086       5,014         5,681
    Put option expense...........................          --          --           --       1,320            --
    General and administrative expenses..........       3,553       2,559        1,622       1,381         1,029
                                                    ---------   ---------    ---------    --------      --------
    Total expenses...............................      61,846      35,311       17,292      16,561        14,347
                                                    =========   =========    =========    ========      ========

    Net income...................................   $  18,721   $  12,555    $  13,589    $  9,065      $  6,198
                                                    =========   =========    =========    ========      ========

    Basic earnings per share ....................   $    0.83   $    0.88    $    1.26    $   1.01      $   0.96
    Diluted earnings per share ..................        0.83        0.87         1.26        1.00          0.87

BALANCE SHEET DATA:
    Total rental properties, after accumulated
        depreciation.............................   $ 627,687   $ 483,699    $ 204,919    $138,623      $119,250
    Total assets.................................     668,536     542,817      212,497     152,955       126,903

    Mortgage notes payable.......................     345,047     280,396       97,752      67,145        71,004
    Total liabilities............................     390,269     321,267      121,068      71,737        73,323

    Minority interest in CEFUS...................          --      33,887           --          --            --
    Shareholders' equity.........................     278,267     187,663       91,429      81,218        53,580

OTHER DATA:
    EBITDA to interest coverage ratio (2)........         2.5         2.6          3.6         3.1           2.5

    Funds from operations (3)....................   $  30,931   $  19,044    $  13,354    $ 10,598      $  8,576
    Cash flows from:.............................
        Operating activities.....................      32,804      15,506       20,169       3,697         8,843
        Investing activities.....................     (44,298)    (11,165)     (62,239)    (23,824)       (6,173)
        Financing activities.....................      10,053      (2,421)      40,903      19,123        (2,023)

    GLA (square feet) (at end of period).........       8,637       3,169        2,836       2,078         2,004
    Occupancy (at end of period).................          86%         95%          95%         95%           93%

    Dividends per share..........................   $    1.06   $    1.10    $    1.02    $   1.00      $   0.95


--------------------------
(1)  Excludes real estate sales.
(2) EBITDA to interest coverage ratio is the ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense including the amortization of deferred financing costs. The 2001 ratio excludes a $609 loss on the sale of real estate from EBITDA, the 2000 ratio excludes a $63 loss on the sale of real estate from EBITDA, the 1999 ratio excludes a $3,800 gain on the sale of real estate from EBITDA, and the 1998 ratio excludes a $2,600 gain on the sale of real estate and the $1,300 put option expense from EBITDA. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP, as an indicator of our operating performance, as an alternative to cash flows from operating activities (calculated in accordance with GAAP) or as a measure of liquidity. We believe that EBITDA is a fairly standard measure in our industry, commonly reported and widely used by analysts and investors as a measure of profitability for companies with significant depreciation, amortization and non-cash expenditures. Similarly, the EBITDA to interest coverage ratio is commonly used along with cash flows from operating activities (calculated in accordance with GAAP) as a measure of a company's ability to pay its current interest obligation. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies.

(3) We define funds from operations ("FFO") consistent with the NAREIT definition as net income before gains (losses) on the sale of real estate, extraordinary items and minority interest (as well as expenses associated with minority interests), plus real estate depreciation and amortization of capitalized leasing costs. We believe that FFO should be considered along with, but not as an alternative to, net income as defined by GAAP as a measure of our operating performance. Our calculation of FFO may not be comparable to similarly titled measures reported by other companies. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of funds available to fund our needs. Our calculation of FFO may not be comparable to similarly titled measures reported by other companies. We calculate FFO as follows:



                                                                   YEAR ENDED DECEMBER 31,
                                              2001          2000          1999*          1998*          1997*
                                             --------     --------        -------        -------        -------
                                                                      (in thousands)
    Net income........................       $ 18,721     $ 12,555       $ 13,589        $ 9,065        $ 6,198
    Depreciation and amortization.....         11,202        6,312          3,483          2,845          2,378
    Depreciation attributable to
      joint ventures..................            238           33             --             --             --
    Extraordinary item - prepayment
      penalty.........................          1,546           --             --             --             --
    Deferred income tax (benefit)
      expense.........................           (374)       1,071             --             --             --
    Put option expense................             --           --             --          1,320             --
    Minority interest in consolidated
      subsidiary......................             99           --             96             --             --
    Interest on convertible
      partnership units...............            259           20             --             --             --
    Loss (gain) on sale of real estate            609           63         (3,814)        (2,632)            --
    Minority interest in CEFUS share
      of FFO adjustments..............         (1,369)      (1,010)            --             --             --
                                             --------     --------        -------        -------        -------
    FFO...............................       $ 30,931     $ 19,044        $13,354        $10,598        $ 8,576
                                             ========     ========        =======        =======        =======

       ----------------------------
       * Restated to conform to NAREIT's current FFO definition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, WHICH ARE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

         We are a self-administered, self-managed real estate investment trust, or REIT, that principally acquires, renovates, develops and manages community and neighborhood shopping centers primarily anchored by supermarkets or other necessity-oriented retailers such as drug stores or discount retail stores. As of December 31, 2001, our portfolio consisted of 85 properties, contained an aggregate of 8.6 million square feet of gross leasable area, and was 86.1% occupied based on gross leasable area.

         In September 2001, we made two strategic acquisitions which nearly tripled the size of our property portfolio. On September 20, 2001, we acquired Centrefund Realty (U.S.) Corporation, or CEFUS, a wholly-owned subsidiary of one of our affiliates, First Capital Realty Inc., an Ontario corporation whose shares are traded on the Toronto Stock Exchange (TSE:FCR). As a result of this transaction, we acquired 28 shopping centers and other retail properties which contained an aggregate of approximately 3.2 million square feet of gross leasable area and assumed additional indebtedness in the amount of approximately $157.0 million. Because of the beneficial ownership of approximately 68% of First Capital's common stock by Gazit-Globe (1982), Ltd., our majority beneficial stockholder, the acquisition of CEFUS has been accounted for on a push-down basis and partially in a manner similar to a pooling of interests. The "push-down" component of the accounting treatment incorporates Gazit-Globe
(1982) Ltd.'s fair market valuation of the CEFUS assets and liabilities on August 18, 2000. Our results for the period between August 18, 2000, the day that Gazit-Globe acquired its beneficial interest in First Capital, and September 19, 2001 have been restated to consolidate our operations with those of CEFUS subject to a 31.93% minority interest in CEFUS. Our results from September 20, 2001, the day we acquired CEFUS, eliminate this minority interest. For a more complete discussion of this accounting treatment and the specific impact it has had on our results of operations, see Note 1 to our consolidated financial statements included elsewhere in this annual report.

         On September 21, 2001, we completed our acquisition of United Investors Realty Trust, or UIRT, a Texas real estate investment trust. As a result of this transaction, we acquired 22 shopping centers which contained an aggregate of approximately 2.0 million square feet of gross leasable area and assumed additional indebtedness in the aggregate amount of approximately $80.0 million. The acquisition of UIRT was accounted for using the purchase method of accounting and the results of UIRT are included in our consolidated financial statements from the date we acquired it.

         Our real estate portfolio has grown substantially during 2001 as a result of these acquisitions. We intend to continue to expand our business by acquiring and developing additional neighborhood and community shopping centers in the near future primarily through a combination of individual property acquisitions, development of new properties, property portfolio purchases and acquisitions of other REITs and real estate companies.

RESULTS OF OPERATIONS

         We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed rents, recoveries of expenses that we have incurred and which we pass through to the individual tenants and percentage rents that are based on specified percentages of tenants' revenues, in each case as provided in the particular leases.

         Our primary cash expenses consist of our property operating expenses, which include real estate taxes, repairs and maintenance, payroll, insurance, utilities and other expenses, general and administrative expenses, which include payroll, office expenses, professional fees and other administrative expenses, and interest expense, primarily on mortgage indebtedness. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes and interest, incurred in respect of property under development or redevelopment until the property is ready for its intended use.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Total revenues increased by $33.4 million, or 67.2%, to $83.0 million for the year ended December 31, 2001 from $49.6 million for the year ended December 31, 2000. This increase was primarily due to an increase in revenues of $22.5 million resulting from the consolidation of the results of CEFUS for the entire year of 2001 compared to the period from August 18, 2000 to December 31, 2000 for the prior year and an additional $6.3 million of revenues from the acquisition of UIRT in September 2001. In addition, revenues increased by $2.5 million for the year ended December 31, 2001 compared to 2000 as a result of our acquisition of two shopping centers and the completion of development projects in 2001 and the latter part of 2000. Same property revenues increased by $1.2 million, or 3.7%, to $33.8 million for the year ended December 31, 2001 from $32.6 million for the year ended December 31, 2000 as a result of higher rental rates and the completion of additions to some of our properties. Finally, investment revenue increased by $345,000 and management fees, consisting primarily of real estate services provided to third parties, increased by $567,000 for the year ended December 31, 2001 compared to the year ended December 31, 2000.

         Property operating expenses increased by $11.3 million, or 82.5%, to $24.9 million for the year ended December 31, 2001 from $13.7 million for the year ended December 31, 2000. The increase in property operating expenses was primarily the result of $6.8 million of increased operating expenses from the consolidation of CEFUS for the entire year 2001 compared to the shorter period in 2000 and $2.0 million of operating expenses for UIRT from its acquisition date. In addition, property operating expenses increased by $401,000 for the year ended December 31, 2001 compared to the year ended December 31, 2000 as a result of our acquisition of two shopping centers and the completion of development projects in 2001 and the latter part of 2000. Same property operating expenses increased by $459,000, or 5.2%, to $9.3 million for the year ended December 31, 2001 from $8.9 million for the year ended December 31, 2000 as a result of higher operating costs and the completion of additions to some of our properties. Finally, property management expenses increased by $1.6 million for the year ended December 31, 2001 compared to the year ended December 31, 2000 as a result of managing a substantially larger portfolio of properties, of which $1.1 million was due to an increase in employee salaries and benefits.

         Rental property depreciation and amortization expense increased by $4.8 million, or 76.9%, to $11.1 million for the year ended December 31, 2001, from $6.3 million for the year ended December 31, 2000. The increase resulted primarily from depreciation and amortization expenses attributable to CEFUS and UIRT in the amounts of $3.4 million and $731,000, respectively, and $683,000 attributable to our acquisition of new properties and completion of new development projects.

         Interest and amortizatiion of deferred financing fees increased by $9.4 million, or 73.7%, to $22.2 million for the year ended December 31, 2001 from $12.8 million for the year ended December 31, 2000. The increase in interest expense was primarily due to interest of $7.0 million and $1.4 million on indebtedness assumed in connection with the acquisitions of CEFUS and UIRT, respectively. In addition, interest expense increased for the year ended December 31, 2001 as compared to the year ended December 31, 2000 as a result of increased mortgage interest of $1.3 million from the assumption of two loans, the closing of two new loans and interest on convertible partnership units of $218,000, and decreased capitalized interest expense of $79,000. These increased interest expenses were partially offset by a reduction of $644,000 due to decreased borrowing under our credit facility with City National Bank of Florida.

         General and administrative expenses increased by $994,000, or 38.8%, to $3.6 million for the year ended December 31, 2001 from $2.6 million for the year ended December 31, 2000. The increase was primarily the product of our growth. Included in these expenses, compensation expenses increased by $245,000, directors' fees increased by $136,000, professional fees increased by $134,000, general and administrative costs increased by $76,000 related to inclusion of CEFUS for a full twelve months, and all other costs increased $303,000.

         Minority interest in CEFUS increased by $1.0 million to $1.6 million for the year ended December 31, 2001 from $603,000 for the year ended December 31, 2000. This increase was a result of the consolidation of CEFUS for the period from January 1 to September 19, 2001, subject to a minority interest as described above, compared to the shorter period in 2000. In addition, we recorded extraordinary item expense of $1.5 million for the year ended December 31, 2001 as a result of the payment of a prepayment penalty in connection with the prepayment of a loan secured by one of our properties. The increase in equity in income of unconsolidated subsidiaries of $489,000 for the year ended December 31, 2001 relates primarily to our interest in the three joint ventures acquired in the CEFUS acquisition and is attributable to the inclusion of CEFUS's results for the full year in 2001, as well as commencement of operations at these properties upon completion of development.

         As a result of the foregoing, net income increased by $6.2 million, or 49.1%, to $18.7 for the year ended December 31, 2001 compared to $12.6 million for the year ended December 31, 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Total revenues increased by $22.5 million, or 82.7%, to $49.6 million for the year ended December 31, 2000 from $27.2 million for the year ended December 31, 1999. This increase in revenue was primarily due to an increase in rental revenues of $14.3 million resulting from the consolidation of the operations of CEFUS for the period from August 18 to December 31, 2000. In addition, revenues increased by $6.0 million for the year ended December 31, 2000 compared to the year ended December 31, 1999 as a result of our acquisition of six properties and the completion of certain development projects. Same property revenues, including a termination fee of $1.1 million, increased by $2.0 million, or 8.3%, to $26.2 million for the year ended December 31, 2000 from $24.2 million for the year ended December 31, 1999 as a result of higher rental rates and completion of additions to some of our properties. Finally, investment revenue increased by $1.2 million, most of which can be attributed to the acquisition of CEFUS, and management fees increased by $100,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999. These increases were partially offset by a reduction of rental revenue in the amount of $1.2 million due to the sale of one of our properties during 2000.

         Property operating expenses increased by $6.6 million, or 92.9%, to $13.7 million for the year ended December 31, 2000 from $7.1 million for the year ended December 31, 1999. The increase in property operating expenses was primarily the result of $4.5 million of increased operating expenses resulting from the acquisition of CEFUS for the period from August 18 to December 31, 2000. In addition, property operating expenses increased by $1.4 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999 as a result of our acquisition of six properties and the completion of certain development projects. Same property operating expenses increased by $990,000, or 15.5%, to $7.4 million for the year ended December 31, 2000 from $6.4 million for the year ended December 31, 1999 as a result of higher operating costs and completion of additions to some of our properties, partially offset by a reduction in operating expenses of $290,000 due to sale of one of our properties during 2000.

         Rental property depreciation and amortization expense increased by $2.8 million, or 79.4%, to $6.3 million for the year ended December 31, 2000, from $3.5 million for the year ended December 31, 1999. The increase resulted primarily from depreciation and amortization expenses attributable to the acquisition of CEFUS in the amount of $2.1 million and our acquisition of new properties and completion of new development projects in the amount of $715,000.

         Interest and amoritzation of financing fees increased by $7.7 million, or 151.9%, to $12.8 million for the year ended December 31, 2000 from $5.1 million for the year ended December 31, 1999. The increase in interest expense was primarily due to interest of $5.4 million attributed to indebtedness assumed in connection with the acquisition of CEFUS. In addition, mortgage interest increased by approximately $2.1 million primarily due to a net increase in mortgage loans during 2000 of $23.9 million relating to the acquisition of new properties, the completion of phase one and phase two of the Shops at Skylake, and the September 1999 assumption of the Pine Island mortgage of $26.3 million offset by mortgage amortization and certain mortgage repayments, an increase in interest payable with respect to our line of credit of approximately $598,000 and an increase in capitalized interest of $373,000 which reduced interest expense.

         General and administrative expenses increased by $937,000, or 57.8%, to $2.6 million for the year ended December 31, 2000 from $1.6 million for the year ended December 31, 1999. The increase was primarily the product of increases in compensation costs of $748,000, directors' fees of $78,000 and general and administrative costs related to the acquisition of CEFUS of $198,000. All other costs decreased by $87,000.

         As a result of the foregoing, net income decreased by $1.0 million, or 7.6%, to $12.6 million for the year ended December 31, 2000 compared to $13.6 million for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We anticipate that cash generated from operating activities will provide the necessary funds on a short-term basis for our operating expenses, interest expense and scheduled principal and interest payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers and distributions to stockholders.

         During 2001, we generated cash from operations of $32.8 million, reflecting our net income of $18.7 million plus non-cash deductions to income, the most significant of which were depreciation and amortization of

$12.9 million, minority interest in CEFUS of $1.6 million and a loss on the sale of real estate of $609,000. In addition, operating cash benefited from, among other items, a $3.9 million reduction in restricted cash resulting from the release of the escrow on our loan related to our Skylake property, a $1.8 million reduction in accounts and other receivables, $2.6 million decrease in notes receivable resulting from repayments, a $1.6 million reduction in prepaid and other assets, partially offset by an increase in deposits of $3.0 million and a reduction in accounts payable and accrued expenses of $7.4 million.

         We used $44.3 million of cash in investing activities, reflecting $37.4 million used for additions to property and $36.3 million of cash used in the acquisition of UIRT. These uses were partially offset by sales of rental property of $22.3 million and $6.6 million from the sale of joint venture interests, among other items.

         We generated $10.1 million in cash from financing activities primarily reflecting approximately $9.4 million in borrowings in excess of mortgage note repayments, $19.9 million from the sale of common stock net of stock issuance costs and the payment of $18.6 million in cash dividends to stockholders.

         For 2001 we incurred cash payments for interest, net of capitalized interest, of $20.5 million. Capitalized interest, which includes interest for development properties and interest incurred to finance additions and renovations until operational, amounted to $2.1 million.

         Moreover, we expect to meet long-term liquidity requirements for maturing debt, non-recurring capital expenditures and acquisition, renovation and development of shopping centers from excess cash generated from operating activities, working capital reserves, additional borrowings under our existing credit facilities, long-term secured and unsecured indebtedness and through the issuance of additional equity or debt securities raised in the private or public markets.

         Our total mortgage notes payable at December 31, 2001 and 2000 consisted of the following:

                                                                                  (in thousands)
         MORTGAGE NOTES PAYABLE                                               2001             2000
         ----------------------------                                      ----------       ----------
         Fixed rate mortgage loans.................................        $  296,887       $  243,279
         Variable rate mortgage loans..............................            48,160           37,117
                                                                           ----------       ----------

                 Total notes payable...............................        $  345,047       $  280,396
                                                                           ==========       ==========

         Each of these loans is secured by a mortgage on one or more of certain of our properties. As of December 31, 2001, the percentage of the total real estate cost of our properties that was encumbered by debt was 55.9%. For a more complete description of our mortgage indebtedness, see "--Mortgage Indebtedness" below.

         Certain of the mortgages on our properties involving an aggregate principal amount of approximately $62 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. We are in the process of obtaining the necessary consents from the lenders. Based on discussions with various lenders, current credit market conditions and other factors, we believe that such consents will be obtained or that the mortgages would not be accelerated. Accordingly, we believe that the ultimate outcome of this matter will not have a material adverse impact on our results of operations or financial condition.

         As of December 31, 2001, we had a $20.6 million credit agreement secured by six properties with City National Bank of Florida, of which $1.4 million was outstanding on that date. This facility accrues interest at 2.25% over the thirty-day LIBOR rate, payable monthly, adjusted every six months, and matures on May 4, 2002. In February 2002, the facility was reduced to an availability of $10.8 million secured by five properties, and there was a zero balance outstanding. This facility has also been used to provide a $1.0 million letter of credit in connection with the Pine Island/Ridge Plaza financing and to support approximately $448,000 in escrows for property taxes on the properties comprising its collateral, thereby reducing its gross availability to approximately $9.4 million.

         On September 17, 2001, we entered into a $30.0 million revolving line of credit with Bank Leumi Le-Israel B.M. This facility accrues interest at 1.25% over the 30 or 90-day LIBOR rate, at our option, and is payable monthly or quarterly depending on our rate selection. The facility matures on September 16, 2002, with an option to extend it an additional 180 days. Under the Bank Leumi credit agreement, we agreed not to mortgage or encumber seven of our properties, as amended on February 18, 2002. The outstanding balance on this facility was $26.0 million as of December 31, 2001, and was increased to $30.0 million as of March 1, 2002.

         On February 27, 2002, we entered into a variable-rate revolving credit facility with Wells Fargo under which we may borrow up to $29.4 million against a borrowing base of five properties pledged to secure the facility. Borrowings under the facility will bear interest, at our option, at the prime rate or based on LIBOR plus a margin ranging from 1.15% if the ratio of our total liabilities to gross asset value is less than 0.5, to 1.50% if the ratio of our total liabilities to gross asset value is or exceeds 0.6. The entire principal amount is due February 14, 2005. This new facility also prohibits shareholder distributions in excess of 95% of funds for operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, we can make shareholder distributions to avoid income taxes on asset sales. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT.

         The facility also contains financial covenants that require us to maintain:

     o A consolidated net worth of not less than $251.4 million plus 90% of net proceeds of equity issuances;

     o A ratio of total liabilities to gross asset value of not more than 0.65;

     o   A ratio of EBITDA to interest expense of not less than 1.90;

     o   A ratio of EBITDA to fixed charges of not less than 1.65; and

     o An occupancy rate on properties in the borrowing base of not less than 85%.

         We expect to commence development in early 2002 of an 84,000 square foot shopping center on a parcel of land located at the southeast corner of S.W. 147th Avenue and Coral Way in Miami-Dade County, Florida. We anticipate the cost of development to be approximately $10.0 million, including the $2.0 million of costs we incurred upon the exercise of our option to purchase from several of our affiliates all of the outstanding shares of common stock of Equity One (Coral Way), Inc. the sole asset of which consisted of this parcel of land. We expect to commence development in late 2002 of a 25,000 square foot drug-store anchored shopping center on a parcel of land we already own at the northeast corner of S.W. 147th Avenue and Coral Way in Miami-Dade County, Florida at a total cost of $2.0 million. Development of phase three of the Shops at Skylake, totaling approximately 105,000 square feet is anticipated to commence and be completed in 2003 at an estimated cost of approximately $7.3 million. We expect to fund the costs of these development projects from cash flow from operations, borrowings under our various revolving credit facilities and other sources of cash, including obtaining permanent debt on certain unencumbered rental properties.

         Our debt level could subject us to various risks, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, and the risk that the resulting reduced financial flexibility could inhibit our ability to develop or improve our rental properties, withstand downturns in our rental income or take advantage of business opportunities. In addition, because we currently anticipate that only a small portion of the principal of our indebtedness will be repaid prior to maturity, it is expected that it will be necessary to refinance the majority of our debt. Accordingly, there is a risk that such indebtedness will not be able to be refinanced or that the terms of any refinancing will not be as favorable as the terms of our current indebtedness.

         On August 17, 2001, we sold 1,300,000 unregistered shares of our common stock to Alony Hetz Properties & Investments Ltd. at a price of $10.875 per share, resulting in net proceeds of $14.1 million. On September 17, 2001, we sold 650,000 unregistered shares of our common stock to Alony Hetz at a price of $10.875 per share, resulting in net proceeds of $7.1 million.

         On January 18, 2002, we completed a private placement of 688,000 shares of our common stock to a limited number of accredited investors. In connection with the private placement, we sold an aggregate of 344,000 shares of our common stock at a price of $12.80 per share to unaffiliated investors and 344,000 shares of our common stock at price of $13.05 per share to investors that are affiliates of ours. The $8.9 million proceeds from the private placement were raised for general corporate purposes.

         In addition, on January 23, 2002, we filed a universal shelf registration statement with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants, up to a value of $250 million. The registration statement provides us additional flexibility in accessing capital markets to fund future growth and for general corporate purposes.

         We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our expansion and development efforts our to the extent we discover suitable acquisition targets the purchase price of which exceed our existing liquidity, we would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available on acceptable terms, or at all and any equity financing could be dilutive to existing shareholders. If adequate funds are not available, our business operations could be materially adversely affected.

         We believe that we qualify and intend to qualify as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate, while still maintaining our qualification as a REIT.

MORTGAGE INDEBTEDNESS

         The following table sets forth certain information regarding our mortgage indebtedness related to our properties as of December 31, 2001:

                                                     BALANCE AT
                                                      DECEMBER        INTEREST                           BALANCE DUE
                                                      31, 2001         RATE(1)     MATURITY DATE         AT MATURITY
                                                    ------------      ----------   -------------         ------------
                                                                            (in thousands)
FIXED RATE MORTGAGE DEBT

Ft. Caroline                                           $2,098           9.350%       April 2002             $2,078
Village by the Parks                                    3,723           8.180%       June 2002               3,687
Eustis Square                                           4,474           9.000%       July 2002               4,344
Forest Edge                                             1,646           6.900%      October 2002             1,567
Lantana                                                 3,953           6.950%       March 2005              3,484
Benchmark                                               3,466           9.250%       July 2005               3,170
Sterling Plaza                                          4,175           8.750%     September 2005            3,794
Townsend Square                                         4,989           8.500%      October 2005             4,703
Green Oaks                                              3,172           8.375%     November 2005             2,861
Melbourne Plaza                                         1,833           8.375%     November 2005             1,654
Northwest Crossing                                      1,745           8.375%     November 2005             1,574
Oak Hill                                                2,103           7.625%      January 2006             1,713
Walden Woods                                            2,590           7.875%      August 2006              2,071
Big Curve                                               5,658           9.190%      October 2006             5,059
Highland Square                                         4,215           8.870%     December 2006             3,743
Park Northern                                           2,463           8.370%     December 2006             1,963
University Mall                                        12,837           8.440%     December 2006            11,922
Rosemeade                                               3,305           8.295%     December 2007             2,864
Colony Plaza                                            3,088           7.540%      January 2008             2,834
Parkwood(2)                                             6,353           7.280%      January 2008             5,805
Richwood(2)                                             3,273           7.280%      January 2008             2,990
Mariners Crossing                                       3,468           7.080%       March 2008              3,154
Commonwealth                                            2,967           7.000%       March 2008              2,204
Pine Island/Ridge Plaza                                25,588           6.910%       July 2008              23,104
Shoppes at Westburry                                    2,330           7.300%      October 2008             2,113


                                                     BALANCE AT
                                                      DECEMBER        INTEREST                             BALANCE DUE
                                                      31, 2001         RATE(1)       MATURITY DATE         AT MATURITY
                                                    ------------      ----------     -------------         ------------
                                                                            (in thousands)
Shoppes of Northport                                    4,288           6.650%       February 2009             3,526
Prosperity Centre                                       7,045           7.875%         March 2009              4,137
Park Promenade                                          6,413           8.100%       February 2010             5,833
Skipper Palms                                           3,611           8.625%         March 2010              3,318
Jonathan's Landing                                      2,960           8.050%          May 2010               2,639
Bluff's Square                                         10,232           8.740%         June 2010               9,401
Kirkman Shoppes                                         9,662           8.740%         June 2010               8,878
Ross Plaza                                              6,739           8.740%         June 2010               6,192
Boynton Plaza                                           7,622           8.030%         July 2010               6,902
Pointe Royale                                           4,974           7.950%         July 2010               2,502
Plymouth Park East 1(3)                                   158           8.250%        August 2010                113
Plymouth Park East 2(3)                                   474           8.250%        August 2010                340
Plymouth Park North(3)                                  8,459           8.250%        August 2010              6,076
Plymouth Park South(3)                                    632           8.250%        August 2010                454
Plymouth Park Story North(3)                              389           8.250%        August 2010                279
Plymouth Park West                                      2,528           8.250%        August 2010              1,816
Shops at Skylake                                       15,275           7.650%        August 2010             11,644
Minyard's                                               2,578           8.320%       November 2010             2,175
Forest Village                                          4,575           7.270%         April 2011              4,134
Boca Village                                            8,459           7.200%          May 2011               7,466
Sawgrass Promenade                                      8,459           7.200%          May 2011               7,466
Plaza del Rey                                           2,368           8.125%       September 2011               --
Lake Mary                                              24,980           7.250%       November 2011            21,973
Lake St. Charles                                        3,947           7.130%       November 2011             3,461
Marco Island                                            9,000           6.700%        January 2012             7,150
Summerlin Square                                        4,398           6.750%       February 2014                --
Bird Ludlum                                            11,378           7.680%       February 2015                --
West Lake                                               5,175           7.875%        June 2016                  130
Atlantic Village                                        4,597           6.850%       November 2018                --
                                                     --------      --------------  -------------------

TOTAL FIXED RATE MORTGAGE DEBT (54 LOANS)            $296,887            7.76%         7.32 YEARS
                                                     --------      ==============  ===================
                                                                   (wtd-avg. rate) (wtd-avg. maturity)
BANK VARIABLE RATE MORTGAGE DEBT

First Union/Cashmere                                    5,198       LIBOR+200        March 2002                5,198
Comerica/Copperfield(4)                                $8,000       LIBOR+141        October 2003             $8,000
Bank of Nova Scotia/Oakbrook(5)                         9,277       LIBOR+150        November 2003             9,277
Comerica/4 properties(6)                               24,635       LIBOR+150        February 2004            24,635
Bank of America/Wurzbach                                1,050       LIBOR+225        December 2004             1,011
                                                     --------

TOTAL VARIABLE RATE MORTGAGE DEBT                     $48,160
                                                     --------

TOTAL MORTGAGE NOTES PAYABLE                         $345,047
                                                     --------

VARIABLE RATE REVOLVING CREDIT FACILITIES

City National Bank(7)                                  $1,409       LIBOR+225           May 2002              $1,409
Bank Leumi(8)                                          26,000       LIBOR+125       September 2002            26,000
                                                     --------

TOTAL VARIABLE RATE REVOLVING CREDIT FACILITIES       $27,409
                                                     --------

TOTAL DEBT                                           $372,456
                                                     ========

-----------------------
(1)  The rate in effect on December 31, 2001.

(2) The mortgage balances for Parkwood and Ridgewood represent the future minimum lease payments (net of imputed interest) attributable to lease payments on these two properties, both of which are owned pursuant to capital lease obligations.

(3) All of the Plymouth loans are with Sun Life of Canada. In the case of Plymouth Park North and East, the collateral has been split into two parts; hence the two individual loans.

(4) The floating rate is LIBOR plus 141 basis points, but has been fixed at 6.49% (5.08% plus 1.41%) through October 30, 2003. This loan was repaid in full on January 18, 2002 without any prepayment penalty.

(5) The Oakbrook loan was repaid in full on February 15, 2002, without any prepayment penalty, and the collateral was assigned to the new Wells Fargo facility, described above.

(6) This Comerica facility is secured by Grogans Mill ($7,995), Steeplechase ($6,305), Mission Bend ($6,370) and Beechcrest ($3,965). The floating rate is LIBOR plus 150 basis points, but has been fixed at 6.88% (5.38% plus 1.50%) through February 19, 2002, after which the rate will float at LIBOR + 200 basis points.

(7) This facility was authorized to $20,640 as of December 31, 2001, and as of December 31, 2001 was secured by Mandarin Landing and Mini-Storage, Skylake Phase III land, Montclair Apartments, Beauclerc Village and East Bay Plaza. Effective February 4, 2002, the line was extended for an additional 90 days, with advances limited to $17,876 due to the sale of the Equity One Building subsequently further reduced to $10,826 when Mandarin Landing was released and pledged to Wells Fargo in connection with the new facility described above.

(8) The Bank Leumi facility is secured by negative pledges on Hedwig, McMinn, Southwest Walgreens, Albertsons Bissonnet, Albertsons Spring Shadows, Bandera, Market at First Colony and Mason Park. On February 18, 2002, the Albertsons Bissonet, Albertsons Spring Shadows and Hedwig properties were released by Bank Leumi and were pledged to secure the new Wells Fargo facility described above. In their place, Ryanwood and Pompano were pledged to Bank Leumi.

         In addition to ongoing amortization payments throughout the terms of the mortgages, our mortgage indebtedness outstanding at December 31, 2001 (including the balance on our revolving credit facilities) will require approximate balloon principal payments as follows:

                                                     BALLOON
                        YEAR DUE                    PAYMENTS
                       ----------                   ---------
                          2002                       $44,282
                          2003                        17,277
                          2004                        25,646
                          2005                        21,254
                          2006                        26,470
                          2007                         2,864
                          2008                        42,217
                          2009                         7,663
                          2010                        68,564
                          2011                        44,410
                       thereafter                      7,280
                       ----------                   --------
                           TOTAL                    $307,927
                       ==========                   ========

         We may not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance this indebtedness either through additional mortgage financing secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. Our results of operations could be affected if the cost of refinancing debt is greater or lesser than existing debt. If refinancing debt is not available, our business would be adversely affected.

         The following table sets forth certain information regarding the indebtedness related to our joint venture properties as of December 31, 2001:

                                                     BALANCE AT
                                                      DECEMBER                                            BALANCE DUE
                                                      31, 2001     INTEREST RATE     MATURITY DATE        AT MATURITY
                                                     -----------   -------------     --------------       -----------
JOINT VENTURE DEBT
Park Place*                                            $13,951       LIBOR+1.85%      April 2002            $13,951
City Centre                                             13,079             8.54%      April 2010             11,989
Oaks Square                                             16,786             7.63%     December 2010           14,805

-------------------
* Guaranteed by CEFUS, our wholly owned subsidiary. Discussions are currently underway for a replacement facility at comparable terms.

NEW ACCOUNTING STANDARDS AND ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The effective date of this statement, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 - AN AMENDMENT OF FASB STATEMENT NO. 133, is for fiscal years beginning after June 15, 2000. SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 had no effect on our results of operations or financial position.

         In June 2001, FASB approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards, which were issued in July 2001, established accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 on January 1, 2002, at which time goodwill amortization ceased. We are currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. For the year ended December 31, 2001, goodwill amortization was $69,000.

         In August 2001, FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes, but does not replace, SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, though earlier application is encouraged. We do not expect that the adoption of this statement on January 1, 2002 will have a significant effect on our financial position, results of operations or cash flows.

ENVIRONMENTAL MATTERS

         We, like others in the commercial real estate industry, are subject to numerous environmental laws and regulations. The operation of dry cleaning facilities at our shopping centers is the principal environmental concern. We believe that the tenants who operate these facilities do so in accordance with current laws and regulations and we have established procedures to monitor their operations. Additionally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers. Where available, we have applied and been accepted into state sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance on specific properties with known contamination in order to mitigate our environmental risk. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

INFLATION AND RECESSION CONSIDERATIONS

         Most of our leases contain provisions designed to partially mitigate the adverse impact of inflation. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. A small portion of our leases also include clauses enabling us to receive percentage rents based on a tenant's gross sales above predetermined levels, which sales generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices.

         Our financial results are affected by general economic conditions in the markets in which our properties are located. An economic recession, or other adverse changes in general or local economic conditions, could result in the inability of some of our existing tenants to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants. Supermarkets, drugstores and other anchor tenants that offer day-to-day necessities rather than luxury items anchor our existing properties. These types of tenants, in our experience, generally maintain more consistent sales performance during periods of adverse economic conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease, and interest expense from the variable component of our debt balances will move in the same direction. With respect to our investment portfolio, changes in interest rates generally do not affect our interest income as our investments are predominantly in equity securities. In addition, most of our mortgage notes payable currently have fixed interest rates and therefore changes in interest rates generally do not have a material effect on our operations. However, some mortgage notes that we assumed in connection with our acquisition of CEFUS and UIRT do have variable rates. In addition, each of our City National, Bank Leumi and Wells Fargo facilities have a variable-rate component and we may enter into additional variable-rate facilities in the future. Therefore, increases in interest rates could in the future have a materially adverse impact on our results of operations. Moreover, increases in long-term real estate mortgage rates that may occur over a decade or more may decrease the overall value of real estate. We estimate the fair value of our long term, fixed rate mortgage loans generally using discounted cash flow analysis based on current borrowing rates for similar types of debt. At December 31, 2001, the fair value of the mortgage loans was estimated to be approximately $302.7 million compared to a carrying value amount of approximately $296.9 million.

         If the weighted average interest rate on our fixed rate debt at December 31, 2001 were 100 basis points higher or lower, the fair market value would be approximately $280.9 million and approximately $310.9 million, respectively.

         If the weighted average interest rate on our variable rate debt at December 31, 2001 were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $756,000.

         Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. We may use a variety of financial instruments to reduce our interest rate risk, including interest rate swap agreements whereby we exchange our variable interest costs on a defined amount of principal for another party's obligation to pay fixed interest on the same amount of principal, or interest rate caps, which will set a ceiling on the maximum variable interest rate we will incur on the amount of debt subject to the cap and for the time period specified in the interest rate cap. As of December 31, 2001, we have no material market risk sensitive instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year, covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year, covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year, covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year, covered by this Form 10-K

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following consolidated financial information is included as a separate section of this Form 10-K:

                  1.   Financial Statements:
                                                                                                          PAGE
                                                                                                          ----
                       Independent Auditors' Report                                                        F-1
                       Balance Sheets                                                                      F-2
                       Statements of Operations                                                            F-4
                       Statements of Comprehensive Income                                                  F-6
                       Statements of Stockholders Equity                                                   F-7
                       Statements of Cash Flows                                                            F-8
                       Notes to Financial Statements                                                       F-10

                  2.   Report of Deloitte & Touche LLP, Independent Auditors                               S-1
                       Schedule III - Real Estate Investments and Accumulated
                         Depreciation                                                                      S-2
                       Schedules I, II, IV and V are not required to be filed.

                  3.   Exhibits:

    EXHIBIT NO.      DESCRIPTION
    -----------      -----------
        2.1          Stock Exchange Agreement dated May 18, 2001 among the Company, First Capital Realty Inc.
                     (formerly Centrefund Realty Corporation) and First Capital America Holding Corp. (1)
        2.2          Amended and Restated Agreement and Plan of Merger Dated June 29, 2001 among the Company, UIRT
                     Holding Corp. and United Investors Realty Trust. (2)
        3.1          Articles of Amendment and Restatement of the Company. (Exhibit 3.1; Amendment No. 5) (3)
        3.2          Amended and Restated Bylaws of the Company. (Exhibit 3.2; Amendment No. 5)  (3)
       10.1          Form of Indemnification Agreement. (Exhibit 10.1; Amendment No. 2)  (3)
       10.2          Employment Agreement, dated as of January 1, 1996 by and between the Company and Chaim Katzman.
                     (Exhibit 10.2; Amendment No. 2) (3)*
       10.3          Employment Agreement, dated as of January 1, 1996 by and between the Company and Doron Valero.
                     (Exhibit 10.3; Amendment No. 2) (3)*
       10.4          1995 Stock Option Plan, as amended. (4)*
       10.5          Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim
                     Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy,
                     Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No. 3) (3)
       10.6          Stock Pledge Agreement, dated June 17, 1996, by and between Chaim Katzman and the Company.
                     (Exhibit 10.7; Amendment No. 2) (3)
       10.7          Promissory Note, in the amount of $1,128,750 from Chaim Katzman payable to the Company.
                     (Exhibit 10.8; Amendment No. 3) (3)
       10.8          Stock Pledge Agreement, dated December 30, 1996, by and between the Company and Doron Valero.
                     (Exhibit 10.9; Amendment No. 2) (3)
       10.9          Promissory Note, in the amount of $396,000 from Doron Valero payable to the Company. (Exhibit
                     10.10; Amendment No. 3) (3)
       10.10         Use Agreement, regarding use of facilities, by and between Gazit (1995), Inc. and the Company, dated January 1, 1996. (3)
       10.11         2000 Executive Incentive Plan. (5)*
       10.12         First Amended Employment Agreement dated April 6, 2000 between Howard
                     Sipzner and the Company. (6)*
       10.13         Subscription Agreement dated October 4, 2000 made by Alony Hetz Properties & Investments, Ltd.
       10.14         Stockholders Agreement October 4, 2000 among the Company, Alony Hetz Properties & Investments,
                     Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc.
       10.15         First Amendment to Stockholders Agreement dated December 19, 2001 among the Company Alony Hetz
                     Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995),
                     Inc.


    EXHIBIT NO.      DESCRIPTION
    -----------      -----------
       10.16         Stock Pledge Agreement, dated September 18, 2001, by and between Chaim Katzman and the Company.
       10.17         Promissory Note, in the amount of $2,879,840 from Chaim Katzman payable to the Company.
       10.18         Stock Pledge Agreement, dated September 18, 2001, by and between Doron Valero and the Company.
       10.19         Promissory Note, in the amount of $2,153,470 from Doron Valero payable to the Company.
       12.1          Statements regarding Computation of Ratios
       21.1          List of Subsidiaries of Registrant.
       23.1          Consent of Deloitte & Touche LLP.

         *Identifies employee agreements, management contracts, compensatory plans or other arrangements.

         (b)      Reports on Form 8-K:

                  From 8-K filed on October 4, 2001 regarding the acquisitions of Centrefund Realty (U.S.) Corporation and United Investors Realty Trust by the Company, as amended by the Form 8-K/A filed on November 30, 2001.

-------------------------------------------------------------------------------
(1) Previously filed as Appendix A to our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001 and incorporated herein by reference.

(2) Previously filed as Annex B with our Registration Statement on Form S-4, as amended (Registration No. 333-64272), and incorporated herein by reference.

(3) Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated herein by reference.

(4) Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 30, 1999, and incorporated herein by reference.

(5) Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 23, 2000, and incorporated herein by reference.

(6) Previously filed with our Form 10-K405/A filed on April 20, 2001, and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2002              EQUITY ONE, INC.


                                  BY: /s/ CHAIM KATZMAN
                                      ------------------------------
                                      Chaim Katzman
                                      Chairman of the Board and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.


SIGNATURE                                                TITLE                                 DATE
---------                                ---------------------------------------          ----------------
/s/ CHAIM KATZMAN                             Chairman of the Board and                    March 11, 2002
-------------------------                     Chief Executive Officer
Chaim Katzman                                (Principal Executive Officer)

/s/ DORON VALERO                          President, Chief Operating Officer               March 11, 2002
-------------------------                            and Director
Doron Valero

/s/ HOWARD M. SIPZNER                    Treasurer and Chief Financial Officer             March 11, 2002
-------------------------                    (Principal Financial Officer)
Howard M. Sipzner

/s/ NOAM BEN OZER                                      Director                            March 11, 2002
-------------------------
Noam Ben Ozer

/s/ DR. SHAIY PILPEL                                   Director                            March 11, 2002
-------------------------
Dr. Shaiy Pilpel

/s/ ROBERT COONEY                                      Director                            March 11, 2002
-------------------------
Robert Cooney

/s/ RONALD CHASE                                       Director                            March 11, 2002
-------------------------
Ronald Chase

/s/ DORI SEGAL                                         Director                            March 11, 2002
-------------------------
Dori Segal

/s/ NATHAN HETZ                                        Director                            March 11, 2002
-------------------------
Nathan Hetz

/s/ PETER LINNEMAN                                     Director                            March 11, 2002
-------------------------
Peter Linneman

EQUITY ONE, INC. AND SUBSIDIARIES



TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                              PAGE
INDEPENDENT AUDITORS' REPORT ...................................................               F-1

    Consolidated Balance Sheets ................................................         F-2 - F-3

    Consolidated Statements of Operations ......................................         F-4 - F-5

    Consolidated Statements of Comprehensive Income ............................               F-6

    Consolidated Statements of Stockholders' Equity ............................               F-7

    Consolidated Statements of Cash Flows ......................................         F-8 - F-9

    Notes to the Consolidated Financial Statements .............................       F-10 - F-26

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Equity One, Inc.:

We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 8, 2002

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                          2001               2000

ASSETS

RENTAL PROPERTY:
  Land, buildings, and equipment ................................       $607,507           $468,957
  Building improvements .........................................         18,794             10,901
  Land held for development .....................................         23,792             13,468
  Construction in progress ......................................          5,912              8,202
                                                                       ---------          ---------

    Total rental property .......................................        656,005            501,528
    Less: accumulated depreciation ..............................        (28,318)           (17,829)
                                                                       ---------          ---------

    Rental property, net ........................................        627,687            483,699

CASH AND CASH EQUIVALENTS .......................................            906              2,347

RESTRICTED CASH .................................................          1,715              4,273

SECURITIES AVAILABLE FOR SALE ...................................          1,681              1,403

ACCOUNTS AND OTHER RECEIVABLES (net of allowance for doubtful
  accounts of $759 and $437 for 2001 and 2000, respectively) ....          5,564              5,822

NOTES RECEIVABLE ................................................          9,697             12,259

DUE FROM RELATED PARTIES ........................................             57              9,361

DEPOSITS ........................................................          6,219                822

PREPAID AND OTHER ASSETS ........................................          2,855              5,062

DEFERRED EXPENSES (net of accumulated amortization of
  $1,924 and $938 for 2001 and 2000, respectively) ..............          3,132              3,734

INVESTMENTS IN JOINT VENTURES ...................................          7,742             11,707

GOODWILL (net of accumulated amortization of $404 and
  $348 for 2001 and 2000, respectively) .........................          1,281              1,352

DEFERRED INCOME TAX ASSETS ......................................             --                976
                                                                       ---------          ---------

TOTAL ...........................................................       $668,536           $542,817
                                                                       =========          =========

                                                                                        (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                                                   2001               2000
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

NOTES PAYABLE
  Mortgage notes payable ..............................................          $345,047           $280,396
  Revolving credit facilities .........................................            27,409              4,243
                                                                                ---------          ---------

    Total notes payable ...............................................           372,456            284,639

OTHER LIABILITIES
  Accounts payable and accrued expenses ...............................             8,987             14,650
  Tenants' security deposits ..........................................             4,090              1,476
  Minority interest in equity of consolidated subsidiaries ............             3,869              3,875
  Deferred rental income ..............................................               766                662
  Due to related parties ..............................................               101             15,965
                                                                                ---------          ---------

    Total liabilities .................................................           390,269            321,267
                                                                                ---------          ---------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

MINORITY INTEREST IN CEFUS ............................................                --             33,887
                                                                                ---------          ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value - 5,000 shares authorized but unissued              --                 --
  Common stock, $0.01 par value - 40,000 shares authorized,
    28,781 and 12,786 shares issued and outstanding for
    2001 and 2000, respectively .......................................               288                128
  Additional paid-in capital ..........................................           283,619            105,368
  Equity related to step acquisition ..................................                --             82,123
  Retained earnings ...................................................             1,808              1,709
  Accumulated other comprehensive loss ................................               (34)              (311)
  Unamortized restricted stock compensation ...........................            (1,836)              (809)
  Notes receivable from issuance of common stock ......................            (5,578)              (545)
                                                                                ---------          ---------

    Total stockholders' equity ........................................           278,267            187,663
                                                                                ---------          ---------

TOTAL .................................................................          $668,536           $542,817
                                                                                =========          =========

                                                                                                 (Concluded)

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                2001        2000         1999
RENTAL INCOME:
  Minimum rental ..........................................   $ 61,134    $ 37,202     $ 21,242
  Expense recoveries ......................................     18,029       9,728        5,148
  Percentage rent payments ................................        967         746          169
                                                              --------    --------     --------

    Total rental income ...................................     80,130      47,676       26,559
                                                              --------    --------     --------

MANAGEMENT FEES ...........................................        927         360          263
                                                              --------    --------     --------

INVESTMENT REVENUE:
  Gain on sale of securities ..............................         33          --           --
  Interest and dividends ..................................      1,897       1,585          341
                                                              --------    --------     --------

    Total investment revenue ..............................      1,930       1,585          341
                                                              --------    --------     --------

      Total revenues ......................................     82,987      49,621       27,163
                                                              --------    --------     --------

COSTS AND EXPENSES:
  Property operating expenses .............................     24,936      13,661        7,082
  Interest and amortization of deferred financing fees.....     22,243      12,807        5,086
  Rental property depreciation and amortization ...........     11,114       6,284        3,502
  General and administrative expenses .....................      3,553       2,559        1,622
                                                              --------    --------     --------

    Total costs and expenses ..............................     61,846      35,311       17,292
                                                              --------    --------     --------

INCOME BEFORE (LOSS)/GAIN ON SALE OF REAL ESTATE, EQUITY
  IN INCOME OF JOINT VENTURES, MINORITY INTEREST
  IN EARNINGS OF CONSOLIDATED SUBSIDIARY, INCOME
  TAXES, MINORITY INTEREST IN CEFUS AND EXTRAORDINARY
  ITEM ....................................................     21,141      14,310        9,871

(LOSS)/GAIN ON SALE OF REAL ESTATE ........................       (609)        (63)       3,814

EQUITY IN INCOME OF JOINT VENTURES ........................        494           5           --

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARY...        (99)         --          (96)
                                                              --------    --------     --------

INCOME BEFORE INCOME TAX, MINORITY INTEREST IN CEFUS
  AND EXTRAORDINARY ITEM...................................     20,927      14,252       13,589
                                                              --------    --------     --------
INCOME TAX BENEFIT/(EXPENSE)
  Current .................................................        593         (23)          --
  Deferred ................................................        374      (1,071)          --
                                                              --------    --------     --------

    Total Income Tax benefit/(expense) ....................        967      (1,094)          --
                                                              --------    --------     --------

INCOME BEFORE MINORITY INTEREST IN CEFUS AND
  EXTRAODINARY ITEM .......................................     21,894      13,158       13,589

MINORITY INTEREST IN CEFUS ................................     (1,627)       (603)          --
                                                              --------    --------     --------

INCOME BEFORE EXTRAORDINARY ITEM ..........................     20,267      12,555       13,589

EXTRAORDINARY ITEM - PREPAYMENT PENALTY ...................     (1,546)         --           --
                                                              --------    --------     --------

NET INCOME ................................................   $ 18,721    $ 12,555     $ 13,589
                                                              ========    ========     ========

                                                                                     (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                         2001         2000           1999

EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE
  Income before extraordinary item ..................  $  0.90       $  0.88        $  1.26
  Extraordinary item ................................    (0.07)           --             --
                                                       -------       -------        -------

    Net income ......................................  $  0.83       $  0.88        $  1.26
                                                       =======       =======        =======

NUMBER OF SHARES USED IN COMPUTING
  BASIC EARNINGS PER SHARE ..........................   22,414        14,285         10,805
                                                       =======       =======        =======

DILUTED EARNINGS PER SHARE
  Income before extraordinary item ..................   $ 0.90       $  0.87        $  1.26
  Extraordinary item ................................    (0.07)           --             --
                                                       -------       -------        -------

    Net income ......................................   $ 0.83       $  0.87        $  1.26
                                                       =======       =======        =======

NUMBER OF SHARES USED IN COMPUTING
  DILUTED EARNINGS PER SHARE ........................   23,037        14,504         10,901
                                                       =======       =======        =======

                                                                                (Concluded)
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                   2001          2000           1999

NET INCOME                                                                       $ 18,721      $ 12,555      $ 13,589
                                                                                 --------      --------      --------

OTHER COMPREHENSIVE INCOME (LOSS):
  Net unrealized holding gain (loss) on securities available for sale ..........      310           208          (421)
  Reclassification adjustment for gains included in net income .................      (33)           --            --
                                                                                 --------      --------      --------
    TOTAL ......................................................................      277           208          (421)
                                                                                 --------      --------      --------

COMPREHENSIVE INCOME ........................................................... $ 18,998      $ 12,763      $ 13,168
                                                                                 ========      ========      ========

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                                                      ACCUMULATED                NOTES
                                                                                         OTHER                 RECEIVABLE
                                                                 EQUITY                 COMPRE-   UNAMORTIZED   FROM THE    TOTAL
                                                 ADDITIONAL    RELATED TO               HENSIVE   RESTRICTED   ISSUANCE OF  STOCK-
                                         COMMON   PAID-IN         STEP      RETAINED    (LOSS)/   STOCK COM-     COMMON     HOLDERS'
                                         STOCK    CAPITAL     ACQUISITION   EARNINGS    INCOME    PENSATION      STOCK      EQUITY
BALANCE, DECEMBER 31, 1998 ...........   $ 102    $ 81,214      $     --     $    --   $   (98)     $    --    $     --    $ 81,218

  Issuance of common stock ...........      11       8,737                                                         (545)      8,203

  Reduction of stock issuance cost ...                  39                                                                       39

  Net income .........................                                        13,589                                         13,589

  Dividends paid .....................                                       (11,199)                                       (11,199)

  Net unrealized holding loss
    on securities available for sale..                                                    (421)                                (421)
                                         -----    --------      --------     -------   -------      -------    --------    --------

BALANCE, DECEMBER 31, 1999 ...........     113      89,990            --       2,390      (519)          --        (545)     91,429

  Issuance of common stock ...........      15      15,530                                             (809)                 14,736

  Equity related to step acquisition..                            82,123                                                     82,123

  Stock issuance cost ................                (152)                                                                    (152)

  Net income .........................                                        12,555                                         12,555

  Dividends paid .....................                                       (13,236)                                       (13,236)

  Net unrealized holding gain
    on securities available for sale..                                                     208                                  208
                                         -----    --------      --------     -------   -------      -------    --------    --------

BALANCE, DECEMBER 31, 2000 ...........     128     105,368        82,123       1,709      (311)        (809)       (545)    187,663

  Issuance of common stock
    CEFUS transaction ................     105     120,540       (82,123)                                                    38,522
    UIRT transaction .................      29      31,450                                                                   31,479
    Alony Hetz .......................      20      21,187                                                                   21,207
    Other issuances ..................       6       6,550                                           (1,027)     (5,033)        496

  Stock issuance cost ................              (1,476)                                                                  (1,476)

  Net income .........................                                        18,721                                         18,721

  Dividends paid .....................                                       (18,622)                                       (18,622)

  Net unrealized holding gain
    on securities available for sale..                                                     277                                  277
                                         -----    --------      --------     -------   -------      -------    --------    --------
BALANCE, DECEMBER 31, 2001 ...........   $ 288    $283,619      $     --     $ 1,808   $   (34)     $(1,836)   $ (5,578)   $278,267
                                         =====    ========      ========     =======   =======      =======    ========    ========


See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                                                 2001           2000           1999

OPERATING ACTIVITIES:
  Net income ................................................................  $ 18,721       $ 12,555       $ 13,589
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .........................................    12,926          6,921          3,607
      Provision for losses on accounts receivable ...........................       322            261             64
      Loss (gain) on sale of real estate ....................................       609             63         (3,814)
      Equity in income of unconsolidated entities ...........................      (494)            (5)            --
      Minority interest in earnings of consolidated subsidiary ..............        99             --             96
      Minority interest in CEFUS ............................................     1,627            603             --
      Deferred income tax (benefit)/expense .................................      (374)         1,071             --
    Changes in assets and liabilities:
      Restricted cash .......................................................     3,871         (4,273)         6,780
      Accounts and other receivables ........................................     1,757          1,455         (1,072)
      Notes receivable ......................................................     2,643             --             --
      Deposits ..............................................................    (2,975)          (115)          (178)
      Prepaid and other assets ..............................................     1,550            429            104
      Accounts payable and accrued expenses .................................    (7,389)        (4,061)           452
      Deferred rental income ................................................      (405)           414             96
      Tenants' security deposits ............................................       206            202            439
      Due from related parties ..............................................       110            (14)             6
                                                                               --------       --------       --------

        Net cash provided by operating activities ...........................    32,804         15,506         20,169
                                                                               --------       --------       --------

INVESTING ACTIVITIES:
  Additions to rental property ..............................................   (37,409)       (11,944)       (69,949)
  Proceeds from sales of rental property ....................................    22,276             --          7,716
  Proceeds from sales of joint venture interest .............................     6,630             --             --
  Distributions from joint ventures .........................................       287          2,057             --
  Purchases of securities ...................................................        --            (44)        (4,733)
  Sales and prepayments of securities .......................................        --             67          4,727
  Purchase of UIRT, including transaction costs, net of cash acquisition ....   (36,294)            --             --
  Cash acquired in CEFUS acquisition ........................................        --          1,995             --
  Due to / from affiliates ..................................................       212         (3,296)            --
                                                                               --------       --------       --------

        Net cash used in investing activities ...............................   (44,298)       (11,165)       (62,239)
                                                                               --------       --------       --------

FINANCING ACTIVITIES:
  Repayments of mortgage notes payable ......................................   (64,664)       (13,229)        (3,462)
  Borrowings under mortgage notes payable ...................................    64,884         26,366         31,234
  Borrowings/ (repayments) under credit agreements ..........................     9,210        (15,232)        18,915
  Due to affiliates .........................................................        --         (1,490)            --
  Deferred financing expenses ...............................................      (540)          (190)          (628)
  Stock subscription and issuance of common stock ...........................    21,366         14,736          8,203
  Stock issuance (costs)/reduction ..........................................    (1,476)          (152)            39
  Cash dividends paid to stockholders .......................................   (18,622)       (13,236)       (11,199)
  Payment of put option .....................................................        --             --         (2,127)
  Change in minority interest ...............................................      (105)             6            (72)
                                                                               --------       --------       --------

        Net cash provided by (used in) financing activities .................    10,053         (2,421)        40,903
                                                                               --------       --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........................    (1,441)         1,920         (1,167)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ................................     2,347            427          1,594
                                                                               --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR ......................................  $    906       $  2,347       $    427
                                                                               ========       ========       ========

                                                                                                           (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                                                     2001          2000          1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amount capitalized ............................   $ 20,457      $ 12,216      $  4,780
                                                                                   ========      ========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Change in unrealized holding gain (loss) on securities available for sale...   $    277      $    208      $   (421)
                                                                                   ========      ========      ========
    Issuance of restricted stock ...............................................   $  1,525      $  1,208
                                                                                   ========      ========
    Common stock issued for notes receivable ...................................   $  5,033                    $    545
                                                                                   ========                    ========
    Sale of joint venture interest in settlement of notes receivable ...........   $  1,438
                                                                                   ========
    Issuance of CEFUS common stock in settlement of affiliated debt ............   $  3,345
                                                                                   ========
    Purchase of minority interest in CEFUS .....................................   $ 40,893
                                                                                   ========

    The Company acquired all the outstanding capital stock of UIRT:

      Fair value of assets acquired ............................................   $147,640
      Liabilities assumed ......................................................     79,867
      Common stock issued ......................................................     31,479
                                                                                   --------
      Cash paid for acquisition, including transaction costs ...................   $ 36,294
                                                                                   ========

    The Company acquired 68.07% of the outstanding capital stock of CEFUS:

      Fair value of assets acquired ............................................                 $315,195
      Liabilities assumed ......................................................                  198,480
      Minority interest ........................................................                   34,592
                                                                                                 --------
      Equity related to step acquisition .......................................                 $ 82,123
                                                                                                 ========

    Acquisition of rental property .............................................                 $  7,250      $  3,800
    Change in minority interest ................................................                    2,880           965
                                                                                                 --------      --------
    Assumption of mortgage note payable ........................................                 $  4,370      $  2,835
                                                                                                 ========      ========



                                                                                                            (Concluded)

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       Equity One, Inc. was incorporated in Maryland on June 15, 1992, as a wholly-owned subsidiary of Gazit Holdings, Inc., a wholly-owned subsidiary of Gazit, Inc. Equity One, Inc., its related real estate joint ventures and subsidiaries ("the Company") was formed for the purpose of holding various real estate investments located in the United States of America. As of December 31, 2001 (and pursuant to a prior transfer of interests between Gazit, Inc. and Gazit-Globe (1982) Ltd. ("Gazit-Globe") whereby Gazit became a wholly-owned subsidiary of Gazit-Globe), Gazit-Globe's direct and indirect beneficial ownership of the Company's common stock is approximately 66%.

       On September 20, 2001, the Company completed the acquisition of Centrefund Realty (U.S.) Corporation ("CEFUS") from First Capital Realty Inc. ("FCR"), formerly known as Centrefund Realty Corporation, for approximately $281,000 (including assumed debt). As provided for in the stock exchange agreement, the Company issued 10,500 shares of its common stock to subsidiaries of FCR and assumed $149,021 of CEFUS's outstanding debt. The acquisition of CEFUS has been treated as a step transaction and partially accounted for on a push-down basis and partially in a manner similar to a pooling of interests, due to the acquisition by Gazit-Globe, the majority shareholder of the Company, of a 68.07% controlling interest in Centrefund Realty Corporation on August 18, 2000. As a result of the CEFUS acquisition, the Company acquired 28 shopping centers and other retail properties.

       To reflect the events of August 18, 2000, the Company recorded equity related to step acquisition in the consolidated financial statements equivalent to 68.07% of the value of the consideration paid to subsidiaries of FCR (the "Equity Related to Step Acquisition"). In addition, the Company recorded a minority interest equivalent to 31.93% of the value of the net assets acquired on August 18, 2000 (the "31.93% Minority Interest"), which was eliminated on September 20, 2001 when the acquisition of CEFUS was completed.

       The results for the year ended December 31, 2000 have been restated to incorporate the results of CEFUS for the period from August 18, 2000 to December 31, 2000. The results for the year ended December 31, 2001 have been adjusted to incorporate the results of CEFUS for the period from January 1, 2001 to September 19, 2001. The restatement consolidates the operations of the Company and CEFUS between August 18, 2000 and September 19, 2001, subject to a 31.93% minority interest in CEFUS (the "CEFUS Accounting Treatment"). During the period from August 18, 2000 to September 19, 2001, CEFUS operated under the control of FCR as a subchapter C-corporation under the Internal Revenue Code (the "Code") and recorded current and deferred income taxes in connection with its operations. These taxes are reflected on our financial statements as a deferred income tax asset (the "Future Income Tax Assets") and as current or deferred tax expenses or tax benefits in connection with the CEFUS Accounting Treatment. Effective September 20, 2001, the Company no longer recorded any provision for income taxes consistent with the acquisition of 100% of CEFUS, and the Company's intent to operate CEFUS as a qualified REIT subsidiary. In addition, with the September 20, 2001 acquisition of 100% of CEFUS, the Company has eliminated the Equity Related to Step Acquisition, the 31.93% Minority Interest and the deferred income tax assets, and has recorded in their place the issuance of 10,500 shares of the Company's common stock.

       The effect of the CEFUS Accounting Treatment on the 2001 and 2000 financial statements is as follows:

                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                             -------------------------------
                                                                                   2001             2000
                                                                             ------------      -------------
           REVENUES:

             Equity One (includes CEFUS since September 20, 2001)........    $     56,367      $      34,442
             CEFUS revenues prior to September 20, 2001..................          26,620             15,179
                                                                             ------------      -------------

           Total revenues................................................    $     82,987      $      49,621
                                                                             ============      =============

           NET INCOME:

             Equity One (includes CEFUS since September 20, 2001)........    $     15,253      $      11,269
             CEFUS net income prior to September 20, 2001................           3,468              1,286
                                                                             ------------      -------------

           Total net income..............................................    $     18,721      $      12,555
                                                                             ============      =============


       On September 21, 2001, the Company completed the acquisition of United Investors Realty Trust ("UIRT"), a Texas-based REIT, for $147,640 (including assumed debt). As a result of the transaction with UIRT, the Company issued 2,896 shares of its common stock, paid $32,876 in cash consideration to former UIRT shareholders and assumed approximately $79,867 of UIRT's outstanding debt. The acquisition of UIRT was accounted for using the purchase method and the results of UIRT are included in the Company's financial statements from the date of its acquisition. As a result of this transaction, the Company acquired 22 shopping centers.

       The following unaudited supplemental pro forma information is presented to reflect the effects of the UIRT and CEFUS acquisitions, including the issuance of the common stock and the impact on the Company's results, as if the transactions have occurred on January 1, 2000. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred as indicated nor does it purport to represent the result of the operations for future periods:

                                                                               FOR THE YEAR       FOR THE YEAR
                                                                                   ENDED              ENDED
                                                                               DECEMBER 31,        DECEMBER 31,
                                                                                   2001               2000
                                                                                (UNAUDITED)        (UNAUDITED)
                                                                               -------------      -------------
             Pro forma revenues..........................................      $     98,427       $      97,783
                                                                               =============      =============
             Pro forma income before extraordinary item..................      $     24,338       $      25,193
                                                                               =============      =============
             Pro forma net income........................................      $     22,792       $      25,193
                                                                               =============      =============
             Pro forma earnings per share
                 Basic...................................................      $        0.85      $        0.98
                                                                               =============      =============
                 Diluted.................................................      $        0.84      $        0.97
                                                                               =============      =============

       As of December 31, 2001, the Company owned a total of 85 rental properties, primarily located in metropolitan areas of Florida and Texas, encompassing 55 supermarket-anchored shopping centers, 6 drug store-anchored shopping centers, 18 other retail-anchored shopping centers, 5 commercial properties and one drug store-anchored development, as well as interests in 3 real estate joint ventures which own and operate commercial real estate properties. Publix Supermarkets, Inc. and Winn-Dixie Stores Inc., the Company's two largest tenants, rent approximately 7.6% and 5.9% of the Company's total rentable square footage, respectively, which accounts for 5.5% and 4.4%, respectively, of the Company's total annualized minimum rent at December 31, 2001.

     BASIS OF CONSOLIDATION

       The consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and partnerships where the Company has financial and operating control. All subsidiaries are hereinafter referred to as "the consolidated companies or the Company." All intercompany transactions have been eliminated. The Company has a 50% investment in two joint ventures and a 50.1% interest in one joint venture of which it does not have financial or operating control and accordingly uses the equity method of accounting for those joint ventures.

     RENTAL PROPERTY

       Rental property is stated at cost. Renovations which extend or improve the useful life of the asset are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. Depreciation is provided for using the straight-line method as follows:

      Buildings.....................   30 - 40 years
      Building Improvements.........   5 - 20 years
      Tenant Improvements...........   Over the terms of the related lease
      Equipment.....................   5 - 7 years

     LAND HELD FOR DEVELOPMENT

       Land held for development is stated at cost. Interest, real estate taxes and other costs directly related to the properties and projects under development are capitalized until the property is ready for its intended use. Similar costs related to properties not under development are expensed as incurred.

     LONG-LIVED ASSETS

       Long-lived assets, such as property, land held for development, certain identifiable intangibles, and goodwill related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. The Company periodically assesses the recoverability of the long-lived assets based on our expectations of future profitability and undiscounted cash flows of the related operations. These factors, along with plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. If the Company determines that the carrying amount is impaired, the long-lived assets are written down to their recoverable value with a corresponding charge to earnings. During the periods presented, no such impairment was incurred.

     CASH AND CASH EQUIVALENTS

       For purposes of the statements of cash flows, the Company considers cash and investments with an initial maturity of three months or less to be cash equivalents.

     RESTRICTED CASH

       Restricted cash at December 31, 2000 consists of cash held in escrow by lenders pending the achievement of certain conditions, and at December 31, 2001 consists of cash escrowed in anticipation of the execution of a tax-free exchange under Section 1031 of the Code.

     INVESTMENT SECURITIES

       As of December 31, 2001 and 2000, all of the securities are classified as securities available for sale and are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity in accumulated other comprehensive income or loss until realized.

     DEPOSITS

       Deposits are comprised of funds held by various institutions for future payments of property taxes and insurance, utility and other service deposits.

     DEFERRED EXPENSES

       Deferred expenses consist of loan origination and other fees directly related to rental property financing with third parties. The fees are being amortized using the straight-line method over the term of the notes, ranging from 3 to 20 years.

     GOODWILL

       Goodwill has been recorded to reflect the excess of cost over the fair value of net assets acquired in the acquisitions of Global Realty and Management, Inc. and CEFUS. Goodwill is amortized on a straight-line basis over 20 years in the case of the Global Realty and Management acquisition and over 35 years in the case of CEFUS. Amortization expense amounted to $69, $50 and $50 for the years ended December 31, 2001, 2000 and 1999, respectively.

     MINORITY INTEREST

       On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary, entered into a limited partnership as a general partner. An income producing shopping center ("Walden Woods Village") was contributed by its owners (the "Minority Partners"), and the Company contributed 93,656 shares of common stock (the "Walden Woods Shares") to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net value of property contributed by the Minority Partners, each of the partners received 93,656 limited partnership units. The Company has entered into a Redemption Agreement with the Minority Partners whereby the Minority Partners can request that the Company purchase either their limited partnership units or any shares of common stock which they received in exchange for their partnership units at a price of $10.30 per unit or per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the Company has consolidated the accounts of the partnership with the Company's financial data. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the Walden Woods Shares except to the extent of dividends. Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared. The Walden Woods Shares are not considered outstanding in the consolidated financial statements, and are excluded from the share count in the calculation of primary earnings per share.

       On December 5, 2000, Equity One (North Port), Inc., a wholly-owned subsidiary, entered into a limited partnership (the "Shoppes of North Port, Ltd.") as a general partner. An income producing shopping center ("Shoppes of North Port") was contributed by its owners (the "North Port Minority Partners") and the Company contributed an income producing property to a limited liability company wholly owned by the Shoppes of North Port, Ltd. Both the North Port Minority Partners and the general partner were issued partnership operating units ("OPU") based on the net value of the properties contributed. The North Port Minority Partners received 261,850 OPU which can be redeemed for the Company's common stock on a one-for-one basis or cash at an agreed upon price of $11.00 per share no earlier than December 10, 2001, nor later than three and one half years thereafter. As a result of the Redemption Agreement, the Company has consolidated the accounts of the partnership with the Company's financial data. The North Port Minority Partners are to receive a preferred quarterly distribution equal to a 9.0% annual return on their initial capital contribution. This amount is reflected as interest expense in the consolidated financial statements.

     RENTAL INCOME

       Rental income is comprised of minimum rents, expense reimbursements and percentage rent payments. Rental income is recognized as earned. Expense reimbursements are recognized in the period the applicable costs are incurred. Percentage rent payments based on a tenant's revenues exceeding certain thresholds are accrued when a tenant reports revenues exceeding the established thresholds.

     MANAGEMENT FEES

       Management fees consist of fees earned in connection with certain third-party leasing activities and other third-party management activities. Management fees are recognized when earned.

     INCOME TAXES

       The Company elected to be taxed as a real estate investment trust (REIT) under the Code, commencing with its taxable year ended December 31, 1995. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

       During the period from August 18, 2000 to September 19, 2001, CEFUS, a wholly owned subsidiary of FCR, was taxed as a Corporation and accordingly recorded current and deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These taxes are reflected in the accompanying consolidated financial statements as deferred tax assets and as the current and deferred components of the income tax benefit/expense. In addition to the deferred tax items and the income tax benefit/expense, certain corporate tax attributes will carry over to the Company as a result of this transaction (e.g., net operating losses, alternative minimum tax credit carryforwards, etc.). Net operating losses available to the

       Company are estimated to be approximately $18,000, but their utilization is limited subject to the provisions of the Code.

       As a result of the acquisition of CEFUS, the Code imposes a tax on the built-in gain of C corporation (i.e. CEFUS) assets that become assets of a REIT (i.e. Company) in a carryover-basis transaction. The estimated built-in gain at the date of acquisition is approximately $47,000. In lieu of the tax imposed on the transferor C corporation (i.e. CEFUS), the Company can elect to be subject to a Ten-Year Rule which defers recognition of the built-in gain tax liability if the asset subject to the tax is not disposed of within ten years from the date of the acquisition. In addition to the Ten-Year Rule, the Company has the ability to utilize like-kind exchanges, carry-over C corporation tax attributes, and other tax planning strategies to mitigate the potential recognition of built-in gain tax. If the Company were to be subject to any taxes as a result of this contingency, such taxes would be recorded as a cost of the acquisition.

     SEGMENT INFORMATION

       The Company operates in one reportable segment as an owner and operator of commercial rental properties. Rental operations are provided to tenants through the Company's properties located primarily in Florida and Texas. Each of these properties provides management with monthly financial statements. All of the properties have been aggregated into one reporting segment due to their similar tenant and operating characteristics.

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

     NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The effective date of this statement, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 - AN AMENDMENT OF FASB STATEMENT NO. 133, is for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of this statement had no effect on the Company's results of operations or financial position.

       In June 2001, FASB approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards, which were issued in July 2001, established accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on January 1, 2002 at which time goodwill amortization ceased. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. During the year ended December 31, 2001, goodwill amortization was $69.

       In August 2001, FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes, but does not replace, SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, though earlier application is encouraged. The Company does not expect that the adoption of this statement on January 1, 2002 will have a significant effect on the Company's financial position, results of operations or cash flows.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

            CASH AND CASH EQUIVALENTS AND ACCOUNTS AND OTHER RECEIVABLE - The carrying amounts reported in the balance sheets for these financial instruments approximate fair value because of their short maturities.

            SECURITIES AVAILABLE FOR SALE - Fair values are based on quoted market prices, dealer quotes, and independent pricing services.

            NOTES RECEIVABLE - The fair value is estimated by using the current rates at which similar loans would be made. The carrying amounts reported in the balance sheets approximate fair value.

            MORTGAGE NOTES PAYABLE AND LINE OF CREDIT AGREEMENTS - The estimated fair value at December 31, 2001 and 2000 was $352,898 and $286,411, respectively, calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes payable.

     RECLASSIFICATIONS

       Certain prior year amounts have been reclassified to conform with the 2001 financial presentation.

2.     ACCOUNTS AND OTHER RECEIVABLES

       Composition in the consolidated balance sheets:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                             2001            2000
                                                                                            -------         ------
       Tenants...................................................................           $ 5,513         $5,735
       Other.....................................................................               810            524
       Allowance for doubtful accounts...........................................              (759)          (437)
                                                                                            -------         ------
       Total accounts and other receivables......................................           $ 5,564         $5,822
                                                                                            =======         ======

3.     NOTES RECEIVABLE

       Composition in the consolidated balance sheets:

                                                                                                  DECEMBER 31,
                                                                                            -----------------------
                                                                                             2001             2000
                                                                                            -------         -------
       Mortgage notes receivable, bearing interest at 9% and 10% per annum, due
          December 2002 and March 2006...........................................           $ 6,471         $    --
       Loan receivable from a partner in a Joint Venture to fund development activities,  bearing  interest at the Company's cost of funds up to 10%
          per annum, due upon refinancing or sale of the property................             2,940          12,213
       Other.....................................................................               286              46
                                                                                            -------         -------
       Total notes receivable....................................................           $ 9,697         $12,259
                                                                                            =======         =======

4.     RENTAL PROPERTY

       Composition in the consolidated balance sheets:

                                                 LAND,
                                               BUILDINGS      BUILDING      LAND HELD FOR   CONSTRUCTION
                                             AND EQUIPMENT  IMPROVEMENTS     DEVELOPMENT     IN PROGRESS      TOTAL
                                            --------------  ------------    --------------  ------------     --------
      COST
      Balance as of December 31, 2000          $ 468,957       $10,901          $13,468          $8,202      $501,528
      Additions in the reporting year            161,802         8,081           10,324           5,492       185,699
      Dispositions in reporting year.            (23,252)         (188)              --          (7,782)      (31,222)
                                               ---------      --------          -------         -------      --------

      Balance as of December 31, 2001            607,507        18,794           23,792           5,912       656,005
                                               ---------      --------          -------         -------      --------

      ACCUMULATED DEPRECIATION
      Balance as of December 31, 2000             16,114         1,715                                         17,829
      Depreciation for the year......             10,001         1,042                                         11,043
      Reduction of depreciation......               (553)           (1)                                          (554)
                                               ---------      --------                                       --------

      Balance as of December 31, 2001             25,562         2,756                                         28,318
                                               ---------      --------                                       --------

      Undepreciated balance as of
         December 31, 2001...........          $ 581,945      $ 16,038          $23,792          $5,912      $627,687
                                               =========      ========          =======          ======      ========

      Undepreciated balance as of
         December 31, 2000...........          $ 452,843      $  9,186          $13,468          $8,202      $483,699
                                               =========      ========          =======          ======      ========

5.     NOTES PAYABLE

       Composition in the consolidated balance sheets:

                                                                                          DECEMBER 31,
                                                                                   -----------------------------
                                                                                     2001                2000
                                                                                   ---------            --------
      FIXED RATE MORTGAGE LOANS

      Various mortgage notes payable secured by rental properties, bearing interest at 6.65% to 9.35% per annum, with maturity dates ranging from
         April 2002 through November 2018......................................    $ 296,887           $ 243,279

      VARIABLE RATE MORTGAGE LOANS

      Various mortgage notes payable secured by rental properties, bearing interest from LIBOR plus 1.41% to LIBOR plus 2.25% (the interest rates at December 31, 2001 ranged from 4.19% to 6.89%), with maturity dates
         ranging from October 2003 to December 2004.............................      48,160              37,117
                                                                                   ---------            --------
      Total mortgage notes payable..............................................     345,047             280,396
                                                                                   ---------            --------

      REVOLVING CREDIT FACILITIES

      Line of credit of $20,600, subsequently reduced to $10,800 due to disposition and transfer of secured properties, with a bank, bearing interest at LIBOR plus 2.25% matures May 2002.
         The credit agreement is secured by various rental
         properties............................................................        1,409               4,243

      Line of credit of $30,000  with a bank,  bearing  interest at
         LIBOR  plus  1.25%,  matures  September  2002.  The credit
         agreement is secured by various rental properties......................      26,000                  --
                                                                                   ---------            --------
      Total revolving credit facilities........................................       27,409               4,243
                                                                                   ---------            --------
      Total notes payable......................................................    $ 372,456            $284,639
                                                                                   =========            ========



       Principal maturities of the notes payable as of December 31, 2001 are as follows:


                           YEAR ENDING
                           DECEMBER 31,                 AMOUNT
                     -----------------------          -----------

                     2002...................          $    49,844
                     2003...................               23,109
                     2004...................               31,804
                     2005...................               27,634
                     2006...................               32,703
                     Thereafter.............              207,362
                                                        ---------
                     Total..................            $ 372,456
                                                        =========

       Certain of the mortgages on the Company's properties involving an aggregate principal amount of approximately $62,000 contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. The Company is in the process of obtaining the necessary consents from the lenders. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that such consents will be obtained or that the mortgages would not be accelerated. Accordingly, the Company believes that the ultimate outcome of this matter will not have a material impact on the Company's results of operations or financial condition.

       The Company intends to monitor and manage interest rate costs on its variable rate debt. The Company may, from time to time, enter into interest rate hedge agreements to manage interest costs and risk associated with changing interest rates. There were no rate hedge agreements outstanding as of December 31, 2001 and 2000.

       During 2001, the Company paid $1,546 as a prepayment penalty for early extinguishment of debt which is reflected as an extraordinary item in the accompanying statements of operations.

       Interest costs incurred were $24,345 and $14,988 in the years ended December 31, 2001 and 2000, respectively, of which $2,102 and $2,181 were capitalized in the years ended December 31, 2001 and 2000, respectively.


6.     STOCKHOLDERS' EQUITY

       As of December 31, 2001 and 2000, the Company has authority to issue 40,000 shares of common stock and 5,000 shares of preferred stock.

       During 2001, the Company issued 145 shares of restricted stock to its employees and directors. The Company also issued 925 shares of common stock to Alony Hetz Properties & Investments, Ltd. ("Alony Hetz") under a subscription agreement at $10.875 per share, and Alony Hetz exercised warrants to purchase 1,025 shares of common stock at the exercise price of $10.875 per share. Additional shares were issued for the acquisition of CEFUS and UIRT as discussed in Note 1.

       During 2001, two officers exercised stock options to purchase 503 shares of common stock the exercise price for which was paid with promissory notes totaling $5,033. These notes are full recourse promissory notes bearing interest at 5% and are secured by the stock issued upon exercise of the options. Interest is payable quarterly and principal is due September 30, 2006. The notes have been reflected in the consolidated financial statements as a reduction of stockholders' equity.

       During 1999, two officers exercised warrants to purchase 92 shares of common stock the exercise price for which was paid with promissory notes totaling $545. These notes are full resourse promissory notes bearing interest at 6.35% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable quarterly and principal is due December 30, 2002. The notes have been reflected in the consolidated financial statements as a reduction of stockholders' equity.

       During 2001, the Company paid cash dividends of $0.26, $0.26, $0.27 and $0.27 per share on March 30, June 29, September 28 and December 31, respectively. Gross dividends paid were $18,622 for the year ended December 31, 2001.

       During 2000, the Company paid cash dividends of $0.26, $0.26, $0.26 and $0.32 per share on March 31, June 30, September 29 and December 29, respectively. Gross dividends paid were $13,236 for the year ended December 31, 2000.

       During 1999, the Company paid cash dividends of $0.25, $0.25, $0.26 and $0.26 per share on March 30, June 30, September 30 and December 30, respectively. Gross dividends paid were $11,199 for the year ended December 31, 1999.


7.     BENEFIT PLANS

     STOCK-BASED COMPENSATION

        On October 23, 1996, the Company adopted the Equity One, Inc. 1995 Stock Option Plan (the "Plan"), which was amended December 10, 1998. The purpose of the Plan is to further the growth of the Company by offering an incentive to directors, officers and other key employees of the Company, and to increase the interest of these employees in the Company through additional ownership of its common stock. The effective date of the Plan is January 1, 1996. The maximum number of shares of common stock as to which options may be granted to this Plan is 1,000 shares, which shall be reduced each year by the required or discretionary grant of options. The term of each option shall be determined by the Compensation Committee of the Company (the "Committee"), but in no event shall be longer than ten years from the date of the grant. The vesting of the options shall be determined by the Committee, in its sole and absolute discretion, at the date of grant of the option.

       On June 23, 2000, the Company, with shareholder approval, adopted the Equity One 2000 Executive Incentive Compensation Plan (the "2000 Plan"). The terms of the 2000 Plan provide for grants of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The persons eligible to receive an award under the 2000 Plan are the officers, directors, employees and independent contractors of the Company and its subsidiaries.

       During the term of the 2000 Plan, the total number of shares of Common Stock that may be subject to awards may not exceed 1,000 shares, plus (i) the number of shares with respect to which options previously granted under the 1995 Stock Option Plan terminate without being exercised, and
       (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements.

       The Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in measuring stock-based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under the Plan as no grants were made at less than market value. Had compensation expense been determined based upon the fair value at the grant date for awards under the Plan consistent with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and earnings per share on a pro forma basis would have been:

                                                                           2001             2000             1999
                                                                        -----------     ------------     -------------
        Net income                        As reported.............        $18,721          $12,555          $13,589
                                          Pro forma...............         18,483           11,820           13,062

        Basic earnings per share          As reported.............          $0.83            $0.88            $1.26
                                          Pro forma...............           0.82             0.83             1.21

                                                                           2001             2000             1999
                                                                        -----------     ------------     -------------
        Diluted earnings per              As reported.............          $0.83            $0.87            $1.26
          share                           Pro forma...............           0.82             0.82             1.21


      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2001, 2000 and 1999:

                                                      2001                     2000                    1999
                                                   -----------             -----------             ------------
      Dividend Yield...................               7.5%                    10.6%                   10.3%
      Risk-free interest rate..........            4.3% - 5.1%             5.3% - 6.0%             6.4% - 6.5%
      Expected option life (years).....                 7                       7                       5
      Expected volatility..............                25%                     17%                     23%


       In accordance with SFAS No. 123, the following is a summary of the Company's stock option activity for the years ended December 31, 2001, 2000 and 1999:

                                                  2001                  2000                     1999
                                            -------------------  ---------------------     ----------------------
                                                     WEIGHTED                 WEIGHTED                  WEIGHTED
                                                      AVERAGE                 AVERAGE                    AVERAGE
                                             STOCK    EXERCISE    STOCK       EXERCISE      STOCK        EXERCISE
                                            OPTIONS    PRICE     OPTIONS       PRICE       OPTIONS        PRICE
                                            -------  ---------   -------      ---------    -------      ----------
  Outstanding beginning of
     year.....................                953      $10.08      737         $10.45        777          $10.41
  Granted.....................                175       10.00      332           9.95         58           10.38
  Forfeited...................                 --          --     (116)         12.05        (50)          11.83
  Exercised...................               (503)      10.00       --             --        (48)           8.25
                                           ------     -------    -----        -------      -----         -------
  Outstanding end of year.....                625      $10.12      953         $10.08        737          $10.45
                                           ======     =======    =====        =======      =====         =======
  Exercisable, end of year....                325      $10.23      716         $10.08        447          $10.21
                                           ======     =======    =====        =======      =====         =======
  Weighted average fair value
     of options granted
     during the year..........                          $2.39                   $0.92                      $1.36
                                                      -------                 -------                    -------


      The following table summarizes information about outstanding stock options as of December 31, 2001:

                                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                 -------------------------------------------------------------------     -------------------
                                                                  WEIGHTED AVERAGE
                                                                      REMAINING
                                                                   CONTRACTUAL LIFE
                 EXERCISE PRICE            NUMBER OUTSTANDING         (IN YEARS)          NUMBER EXERCISABLE
                 --------------            ------------------     -----------------       ------------------
                   $  9.90                        175                     7.7                     88
                    $10.00                        370                     7.3                    182
                    $10.44                         50                     7.7                     25
                    $12.38                         30                     5.0                     30
                                                -----                                          -----
                                                  625                                            325
                                                =====                                          =====

7.    BENEFIT PLANS (CONTINUED)

       401(K) PLAN

       The Company has a 401(k) defined contribution plan (the "401(k) Plan") covering substantially all of the officers and employees of the Company which permits participants to defer up to a maximum of 15% of their compensation. The Company matches 50% of the employees' contribution up to a maximum of 3% of an employees' annual compensation. Employees' contributions vest immediately and the Company's matching contributions vest pro rata over three years. The Company's contributions to the 401(k) Plan for the year ended December 31, 2001 and 2000 (inception) were $49 and $10, respectively. The 401(k) Plan invests the Company's matching contributions by purchasing publicly traded shares of the Company's common stock.

8.     EARNINGS PER SHARE

       The following is a reconciliation of the amounts of net income and shares of common stock used in calculating basic and diluted per-share net income ("EPS") for the years ended December 31, 2001, 2000 and 1999:

                                                                     FOR THE YEAR ENDED DECEMBER 31, 2001
                                                           -------------------------------------------------------
                                                              INCOME                SHARES             PER SHARE
                                                            (NUMERATOR)          (DENOMINATOR)           AMOUNT
                                                           -------------         -------------         -----------
      NET INCOME                                              $18,721
                                                              =======
      BASIC EPS
      Income available to common stockholders.........        $18,721                22,414               $0.83
                                                              -------                ------               =====
      EFFECT OF DILUTIVE SECURITIES
      Walden Woods Village, Ltd.......................             99                    94
      Employee restricted stock.......................             --                   192
      Convertible partnership units...................            259                   262
      Stock Options...................................             --                    75
                                                              -------                ------
                                                                  358                   623
                                                              -------                ------
      DILUTED EPS
      Income available to common stockholders +
      assumed conversions.............................        $19,079                23,037               $0.83
                                                              =======                ======               =====

      Options to purchase 30 shares of common stock at $12.38 per share were outstanding at year end but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

                                                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                                            ------------------------------------------------------
                                                              INCOME                SHARES               PER SHARE
                                                            (NUMERATOR)          (DENOMINATOR)            AMOUNT
                                                            -----------          -------------           ---------
      NET INCOME                                              $12,555
                                                              =======
      BASIC EPS
      Income available to common stockholders..........        12,555                14,285               $0.88
                                                              -------                ------               =====
      EFFECT OF DILUTIVE SECURITIES
      Walden Woods Village, Ltd........................            --                    94
      Employee restricted stock........................            --                   122
       Convertible partnership units...................            20                     3
                                                              -------                ------
                                                                   20                   219
                                                              -------                ------
       DILUTED EPS
       Income available to common stockholders
        assumed conversions............................       $12,575                14,504               $0.87
                                                              =======                ======               =====

      Options to purchase 953 shares of common stock from $9.90 to $12.38 per share were outstanding at year end but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.




                                                                     FOR THE YEAR ENDED DECEMBER 31, 1999
                                                            ------------------------------------------------------
                                                              INCOME                SHARES               PER SHARE
                                                            (NUMERATOR)          (DENOMINATOR)            AMOUNT
                                                            -----------          -------------           ---------
     NET INCOME                                              $13,589
                                                             =======
     BASIC EPS
     Income available to common stockholders...........      $13,589                 10,805                $1.26
                                                             -------                 ------                =====

     EFFECT OF DILUTIVE SECURITIES
     Walden Woods Village, Ltd.........................           95                     94
     Employee restricted stock.........................           --                      2
                                                             -------                 ------
                                                                  95                     96
                                                             -------                 ------
     DILUTED EPS
     Income available to common stockholders + assumed
     conversions.......................................      $13,684                 10,901                $1.26
                                                             =======                 ======                =====

      Options to purchase 737 shares of common stock from $10.00 to $12.38 per share were outstanding at year end but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

9.     FUTURE MINIMUM RENTAL INCOME, COMMITMENTS AND CONTINGENT
       LIABILITIES

       Future minimum rental income under noncancelable operating leases approximates the following as of December 31, 2001:

                             YEAR ENDING
                            DECEMBER 31,                AMOUNT
                     -----------------------          -----------

                     2002...................          $    69,412
                     2003...................               60,190
                     2004...................               49,975
                     2005...................               40,057
                     2006...................               31,177
                     Thereafter.............              145,011
                                                        ---------
                     Total..................            $ 395,822
                                                        =========

       As of December 31, 2001 and 2000, the Company has pledged letters of credit for $2,000 and $1,500, respectively, as additional security for financing.

       The Company has guaranteed the mortgage note payable for one of its joint ventures of approximately $14,000.

       The Company is subject to litigation in the normal course of business, none of which as of December 31, 2001 in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

10.    RELATED PARTY TRANSACTIONS

       The Company provided an affiliated entity with office space, office services and certain management and consulting services for which the Company receives a management fee. For the years ended December 31, 2001, 2000 and 1999, such fees totaled $40, $40 and $10, respectively, and are included as an offset in general and administrative expenses in the accompanying consolidated statements of operations.

       As of December 31, 2001 and 2000, balances due from and to related parties are non-interest bearing with no specified due dates. During 2001, amounts due from and to related parties were offset by the issuance of common stock of CEFUS.

11.    SUBSEQUENT EVENTS

       In January 2002, the Company completed a private placement of 688 shares of common stock to a limited number of accredited investors, half of which was purchased by investors that are affiliates of the Company, with gross proceeds of $8,892. The proceeds will be used for general corporate purposes.

       In January 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission, which will permit the Company from time to time, to offer and sell various securities up to a value of $250,000.

       In February 2002, the Company completed the sale of an office building, located in Florida, for $6,050.

       In February 2002, the Company entered into a variable-rate revolving credit facility with a bank for $29,400. The line of credit is secured by various rental properties and has a maturity date of February 2005. The loan has convenants and other restructions on the Company.

       In February 2002, the Company completed the acquisition of two free-standing drug-stores located in Florida, for purchase prices of $2,400 and $3,800.

       In February 2002, the Company exercised existing options and acquired two parcels of land located in Florida. The Company paid approximately $2,000 and approximately $1,000 to purchase the parcels.

       In February 2002, the Company completed the sale of a retail center, located in Texas, for $1,100.

12.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          FIRST       SECOND        THIRD         FOURTH
                                                         QUARTER     QUARTER       QUARTER       QUARTER       TOTAL(1)
                                                         --------    --------      --------      --------      --------
        2001:
        Total revenues...........................        $ 19,426    $ 18,846      $ 20,035      $ 24,680      $ 82,987
        Income before (loss)/gain on sale of real
          estate, equity in income of
          unconsolidated entities, minority
          interest in earnings of consolidated
          subsidiaries, income taxes, minority
          interest and extraordinary item........           5,128       4,446         4,941         6,626        21,141
        Income before extraordinary item.........           4,024       3,775         5,826         6,642        20,267
        Net income...............................        $  4,024    $  3,775      $  5,826      $  5,096      $ 18,721

        Basic per share data
          Income before extraordinary item.......        $   0.20    $   0.19      $   0.27      $   0.23      $   0.90
          Net Income.............................        $   0.20    $   0.19      $   0.27      $   0.18      $   0.83
        Diluted per share data
          Income before extraordinary item.......        $   0.20    $   0.19      $   0.27      $   0.23      $   0.90
          Net income.............................        $   0.20    $   0.19      $   0.27      $   0.17      $   0.83

        2000:
        Total revenues...........................        $  8,104    $  7,991      $ 12,956      $ 20,570      $ 49,621
        Income before (loss)/gain on sale of real
          estate, equity in income of
          unconsolidated entities, minority
          interest in earnings of consolidated
          subsidiaries, income taxes, minority
          interest...............................           2,647       2,812         3,391         5,460        14,310
        Net income...............................        $  2,623    $  2,787      $  3,003      $  4,142      $ 12,555
        Basic per share data.....................
           Net income............................        $   0.23    $   0.24      $   0.20      $   0.21      $   0.88
        Diluted per share data
           Net income............................        $   0.23    $   0.24      $   0.20      $   0.21      $   0.87



         ------------------

(1) The sum of the quarterly earnings per share amounts may differ from annual earnings per share.


                                    * * * * *

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Equity One, Inc.

We have audited the consolidated financial statements of Equity One, Inc., and subsidiaries (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 8, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 8, 2002

                                  Schedule III

              Real Estate Investments and Accumulated Depreciation
                                December 31, 2001

                                 (in thousands)

                                                                              GROSS AMOUNTS AT
                                                                              WHICH CARRIED AT
                                                 INITIAL COST TO COMPANY      CLOSE OF PERIOD
                                               -------------------------- ------------------------
                                                              CAPITALIZED
                                                                 SUBSE-
                                                                QUENT TO
                                                      BUILDING   ACQUISI-         CLOSE OF        ACCUMU-
                                                        &        TION OR          PERIOD           LATED                     DEPRE-
                                       ENCUM-         IMPROVE-   IMPROVE-         IMPROVE-        DEPRECIA-     DATE         CIABLE
         PROPERTY         LOCATION     BRANCES   LAND   MENTS      MENTS    LAND   MENTS    TOTAL   TION       ACQUIRED       LIFE
         --------     --------------   ------- ------  ------  ---------- ------- -------   ------ ------- ---------------- --------
INCOME PRODUCING PROPERTIES

NORTH FLORIDA

Atlantic Village      Atlantic Beach   $4,599  $1,190  $4,760       $943   $1,190  $5,703   $6,893  $1,063  June 30, 1995      40
Oak Hill Village      Jacksonville      2,103     690   2,760         46      690   2,806    3,496     436  December 7, 1995   40
Fort Caroline
  Trading Post        Jacksonville      2,098     738   2,432        544      738   2,976    3,714     577  January 24, 1994   40
Commonwealth          Jacksonville      2,967     730   2,920      1,416      730   4,336    5,066     833  February 28, 1994  40
Beauclerc Village     Jacksonville          0     651   2,246        216      651   2,462    3,113     234  May 15, 1998       40
Mandarin Mini-storage Jacksonville          0     362   1,448         24      362   1,472    1,834     284  May 10, 1994       40
Monument Point        Jacksonville          0   1,336   2,330         99    1,336   2,429    3,765     310  January 31, 1997   40
Forest Village        Tallahassee       4,575   1,042       0      5,456    1,042   5,456    6,498     167  January 28, 1999   40
Losco                 Jacksonville          0     253       0        682      253     682      935      19  May 17, 1999       40
Mandarin Landing      Jacksonville          0   4,443   4,754      1,215    4,443   5,969   10,412     355  December 10, 1999  40

CENTRAL FLORIDA

Walden Woods          Plant City        2,590     950   2,854          9      950   2,863    3,813     216  January 1, 1999    40
Eustis Square         Eustis            4,474   1,463   5,799         78    1,463   5,877    7,340   1,621  October 22, 1993   40
Lake Mary             Lake Mary        24,980   6,665  13,878      3,119    6,665  16,997   23,662   2,249  November 9, 1995   40
Forest Edge           Orlando           1,646   1,250   1,850         44    1,250   1,894    3,144     241  December 31, 199   40
Park Promenade        Orlando           6,413   2,810   6,444        425    2,810   6,869    9,679     542  January 31, 1999   40
Kirkman Shoppes       Orlando           9,662   3,237   9,714               3,237   9,714   12,951     399  August 15, 2000    33

FLORIDA WEST COAST

East Bay Plaza        Largo                 0     325   1,296        583      325   1,879    2,204     756  July 27, 1993      30
Summerlin Square      Fort Myers        4,398   1,043   7,988         99    1,043   8,087    9,130     745  June 10, 1998      40
Mariners Crossing     Spring Hill       3,468   1,511   4,447          2    1,511   4,449    5,960     145  September 12, 2001 40
Ross Plaza            Tampa             6,739   2,115   6,346         14    2,115   6,360    8,475     260  August 15, 2000    33
Marco Town Center     Marco Isla        9,000   3,872  11,966               3,872  11,966   15,838     427  August 15, 2000    37
Shoppes of North Port North Port        4,288   1,452   5,807         24    1,452   5,831    7,283     156  December 5, 2000   40
Lake St. Charles      Tampa             3,947   1,256   3,768               1,256   3,768    5,024      26  August 15, 2000    40
Skipper Palms         Tampa             3,611   1,302   3,940               1,302   3,940    5,242      28  September 21, 2001 40

SOUTH FLORIDA

Bird Ludlum           Miami            11,378   4,088  16,318        330    4,088  16,648   20,736   3,111  August 11, 1994    40
Bluff Square          Jupiter          10,232   3,232   9,917               3,232   9,917   13,149     401  August 15, 2000    33

                                  Schedule III

              Real Estate Investments and Accumulated Depreciation
                                December 31, 2001

                                 (in thousands)

                                                                              GROSS AMOUNTS AT
                                                                              WHICH CARRIED AT
                                                 INITIAL COST TO COMPANY      CLOSE OF PERIOD
                                               -------------------------- ------------------------
                                                              CAPITALIZED
                                                                 SUBSE-
                                                                QUENT TO
                                                      BUILDING   ACQUISI-         CLOSE OF        ACCUMU-
                                                        &        TION OR          PERIOD           LATED                     DEPRE-
                                       ENCUM-         IMPROVE-   IMPROVE-         IMPROVE-        DEPRECIA-     DATE         CIABLE
         PROPERTY         LOCATION     BRANCES   LAND   MENTS      MENTS    LAND   MENTS    TOTAL   TION       ACQUIRED       LIFE
         --------     --------------   ------- ------  ------  ---------- ------- -------   ------ ------- ---------------- --------
Boca Village          Boca Raton       8,459    3,385  10,174               3,385  10,174   13,559    370  August 15, 2000     37
Boynton Plaza         Boynton Be       7,622    2,943   9,100               2,943   9,100   12,043    369  August 15, 2000     33
Cashmere Corners      Port St. Lucie   5,198    1,822   5,530               1,822   5,530    7,352     75  August 15, 2000     40
Epsilon               West Palm Beach      0      123     493       944       123   1,437    1,560    212  February 15, 199    40
Gazit Meridian        Miami Beach          0      229     423       776       229   1,199    1,428    250  April 10, 1992      40
Jonathan's Landing    Jupiter          2,960    1,146   3,442               1,146   3,442    4,588    125  August 15, 2000     37
Lantana Village       Lantana          3,953    1,350   7,978       140     1,350   8,118    9,468    739  January 6, 1998     40
Montclair Apartments  Miami                0      199     801         7       199     808    1,007     68  August 31, 1998     40
Oakbrook              Palm Beach
                       Gardens         9,277    5,115  16,087               5,115  16,087   21,202    505  August 15, 2000     36
Pompano (Equity One)  Pompano Beach        0      900   2,005       113       900   2,118    3,018     48  January 27, 2001    40
Plaza Del Rey         Miami            2,368      740   2,961       147       740   3,108    3,848  1,142  August 22, 1991     40
Point Royale          Miami            4,975    3,720   5,005     1,187     3,720   6,192    9,912    912  July 27, 1995       40
West Lakes Plaza      Miami            5,175    2,141   5,789       278     2,141   6,067    8,208    834  November 6, 1996    40
Shops at Skylake      N. Miami        15,275   12,048       0    16,163    12,048  16,163   28,211    646  August 19, 1997     40
El Novillo            Miami                0      250   1,000       151       250   1,151    1,401    169  April 30, 1998      40
Ridge Plaza           Davie                0    3,905   7,453       416     3,905   7,869   11,774    517  August 15, 2000     40
Pine Island           Davie           25,588    8,557  12,860        90     8,557  12,950   21,507    793  August 26, 1999     40
Sawgrass Promenade    Deerfield        8,459    3,280   9,851               3,280   9,851   13,131    405  August 15, 2000     32
Prosperity Centre     Palm Beach
                       Gardens         7,045    4,597  13,838               4,597  13,838   18,435    516  August 15, 2000     36
Westburry             Miami            2,330    1,263   3,798               1,263   3,798    5,061    138  August 15, 2000     37
University Mall       Ft. Lauderdale  12,837    1,462   4,405               1,462   4,405    5,867     67  August 15, 2000     40
Ryanwood              Vero Beach           0    2,281   6,880               2,281   6,880    9,161     29  August 15, 2000     40
Equity One                                                        2,536             2,536    2,536    485      Various

TEXAS

Albertson's Bissonnet Houston              0      445    1,335                445   1,335    1,780      9  September 21, 2001  40
Albertson's Spring
 Shadows              Houston              0    1,206    3,619              1,206   3,619    4,825     25  August 15, 2000     40
Benchmark Crossing    Houston          3,466    1,459    4,377              1,459   4,377    5,836     30  September 21, 2001  40
Colony Plaza          Houston          3,088      970    2,909                970   2,909    3,879     20  September 21, 2001  40
Hedwig                Houston              0    1,875    5,625              1,875   5,625    7,500     39  September 21, 2001  40
Highland Square       Houston          4,215    1,923    5,768              1,923   5,768    7,691     40  September 21, 2001  40
Market at First
 Colony               Houston              0    3,292    9,906              3,292   9,906   13,198     69  September 21, 2001  40
Mason Park            Houston              0    2,524    7,578              2,524   7,578   10,102     53  September 21, 2001  40
Copperfield           Houston          8,000      780    2,468                780   2,468    3,248    188  August 15, 2000     34
Grogan's Mill         Houston          7,995    3,117    9,373              3,117   9,373   12,490    341  August 15, 2000     37
Mission Bend          Houston          6,370    2,514    7,854              2,514   7,854   10,368    280  August 15, 2000     37
Steeplechase          Houston          6,305    2,666    8,021              2,666   8,021   10,687    292  August 15, 2000     37
Beechcrest            Houston          3,965    1,408    4,291              1,408   4,291    5,699    155  August 15, 2000     37
Woodforest            Houston              0      428    1,306                428   1,306    1,734     55  August 15, 2000     32
Barker Cypress        Houston              0    1,676    5,029              1,676   5,029    6,705      0  August 15, 2000     40

DALLAS

Green Oaks            Dallas           3,172    1,045    3,134              1,045   3,134    4,179     22  September 21, 2001  40

                                  Schedule III

              Real Estate Investments and Accumulated Depreciation
                                December 31, 2001

                                 (in thousands)

                                                                              GROSS AMOUNTS AT
                                                                              WHICH CARRIED AT
                                                 INITIAL COST TO COMPANY      CLOSE OF PERIOD
                                               -------------------------- ------------------------
                                                              CAPITALIZED
                                                                 SUBSE-
                                                                QUENT TO
                                                      BUILDING   ACQUISI-         CLOSE OF        ACCUMU-
                                                        &        TION OR          PERIOD           LATED                     DEPRE-
                                       ENCUM-         IMPROVE-   IMPROVE-         IMPROVE-        DEPRECIA-     DATE         CIABLE
         PROPERTY         LOCATION     BRANCES   LAND   MENTS      MENTS    LAND   MENTS    TOTAL   TION       ACQUIRED       LIFE
         --------     --------------   ------- ------  ------  ---------- ------- -------   ------ ------- ---------------- --------
Melbourne Plaza       Dallas           1,833      932    2,796              932    2,796    3,728      19  September 21, 2001  40
Northwest Crossing    Dallas           1,744      500    1,503              500    1,503    2,003      10  September 21, 2001  40
Parkwood              Dallas           6,353    2,222    6,668            2,222    6,668    8,890      46  September 21, 2001  40
Richwood              Dallas           3,272    1,170    3,512            1,170    3,512    4,682      24  September 21, 2001  40
Rosemeade Park        Dallas           3,304    1,175    3,525            1,175    3,525    4,700      25  September 21, 2001  40
Plymouth South        Dallas             632      528    1,585              528    1,585    2,113      59  September 21, 2001  36
Plymouth North        Dallas           8,848    1,639    5,408            1,639    5,408    7,047     354  September 21, 2001  36
Plymouth East         Dallas             632      472    1,416              472    1,416    1,888      53  September 21, 2001  36
Plymouth West         Dallas           2,528      981    2,944              981    2,944    3,925     110  September 21, 2001  36
Benbrook              Fort Worth           0      361    1,179              361    1,179    1,540      37  August 15, 2000     37
Sterling Plaza        Dallas           4,175    1,834    5,504            1,834    5,504    7,338     200  August 15, 2000     37
Minyard's (Garland)   Dallas           2,578      885    2,666              885    2,666    3,551      94  August 15, 2000     38
Townsend              Dallas           4,989    2,247    6,793            2,247    6,793    9,040     246  August 15, 2000     37
Village Park
 (Wimbledon)          Dallas           3,723    1,671    5,066            1,671    5,066    6,737     188  August 15, 2000     36

SAN ANTONIO

Bandera Festival      San Antonio          0    2,629    7,890            2,629    7,890   10,519      55  September 21, 2001  40
Wurzbach              San Antoni       1,050      389    1,226              389    1,226    1,615      42  August 15, 2000     38

ARIZONA

Big Curve             Yuma             5,658    2,403    7,206            2,403    7,206    9,609      50  September 21, 2001  40
Park Northern         Phoenix          2,463    1,058    3,176            1,058    3,176    4,234      22  August 15, 2000     40
Southwest Walgreen's  Phoenix              0    1,177    3,531            1,177    3,531    4,708      25  September 21, 2001  40

TENNESSEE

McMinn Plaza          Athens               0    1,218    3,663            1,218    3,663    4,881      26  September 21, 2001  40

                                   ----------------------------------------------------------------------
TOTAL INCOME PRODUCING PROPERTIES    345,047  162,281  425,705  38,316  162,281  464,021  626,302  28,318
                                   ----------------------------------------------------------------------

LAND HELD FOR/UNDER DEVELOPMENT

Albertson's
 Bissonnet            Houston              0      103                       103        0      103          September 21, 2001
Beauclerc Village     Jacksonville         0                        12                12       12          May 15, 1998
Cashmere Corners      Port St. Lucie       0      790               62      790       62      852          August 15, 2000
Cashmere CornersJV 2  Port St. Lucie       0                        68                68       68          August 15, 2000
Centerfund PGA        Palm Beach Gardens   0                        27                27       27          August 15, 2000
Copperfield           Houston              0    3,135              274    3,135      274    3,409          August 15, 2000
Coral Way             Miami                0      988              295      988      295    1,283          July 23, 1999
Forest Village        Tallahassee          0    1,461              653    1,461      653    2,114          January 28, 1999

                                  Schedule III

              Real Estate Investments and Accumulated Depreciation
                                December 31, 2001

                                 (in thousands)

                                                                           GROSS AMOUNTS AT
                                                                           WHICH CARRIED AT
                                             INITIAL COST TO COMPANY       CLOSE OF PERIOD
                                           --------------------------   ------------------------
                                                          CAPITALIZED
                                                             SUBSE-
                                                            QUENT TO
                                                  BUILDING   ACQUISI-            CLOSE OF          ACCUMU-
                                                     &        TION OR             PERIOD            LATED                     DEPRE-
                                   ENCUM-         IMPROVE-   IMPROVE-            IMPROVE-          DEPRECIA-     DATE         CIABLE
         PROPERTY       LOCATION   BRANCES   LAND   MENTS      MENTS      LAND    MENTS     TOTAL   TION       ACQUIRED       LIFE
         --------     ------------ ------- ------  ------  ----------   -------   -------   ------ ------- ---------------- --------
Gazit Meridian        Miami Beach       0      372                 496       372       496       868          April 10, 1992
Lake Mary             Lake Mary         0      426                 381       426       381       807          November 9, 1995
Lake St Charles       Tampa             0      206                          206          0       206          September 21, 2001
Losco                 Jacksonville      0                            1                   1         1          May 17, 1999
Marco Town Center     Marco Island      0                          371                 371       371          August 15, 2000
Mariners Crossing     Spring Hill       0                            5                   5         5          September 12, 2000
Plymouth North        Dallas            0    5,740                 417     5,740       417     6,157          August 15, 2000
Point Royal           Miami             0                           17                  17        17          July 27, 1995
Prosperity Centre     Palm Beach
                        Gardens                                     17                  17        17          August 15, 2000
Shoppes at Skylake    Miami             0    2,452               2,428     2,452     2,428     4,880          August 19, 1997
Southwest Wallgreens  Phoenix           0                           29                  29        29          August 15, 2000
Summerlin Square      FortrMyers        0      913                 182       913       182     1,095          June 10, 1998
Texas CP Land         Texas             0      206                          206          0       206          August 15, 2000
University Mall
 (Pembroke)           Pembroke          0    7,000                 176     7,000       176     7,176          September 21, 2001

                                 ----------------------------------------------------------------------------
TOTAL LAND HELD FOR/UNDER
  DEVELOPMENT                           -   23,792          -    5,911    23,792     5,911    29,703        -
                                 ----------------------------------------------------------------------------

Credit Agreement                        0        0          0        0         0         0         0        0
City National Bank                  1,409
Bank Leumi                         26,000
                                 ----------------------------------------------------------------------------
Total                            $372,456  $186,073  $425,705  $44,227  $186,073  $469,932  $656,005  $28,318
                                 ============================================================================
