Form 10-K/A
period 2001-12-31
EQUITY ONE INC
filed 2002-03-18
CIK 1042810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-K/A NO. 1


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

         As a result of the CEFUS and UIRT acquisitions, we were able to nearly triple the size of our property portfolio consistent with our business strategy and investment criteria and, at the same time, centralize management functions, reduce our combined personnel and achieve other cost-savings measures. Our resulting portfolio includes shopping centers primarily in Florida and Texas which are anchored by national and regional supermarkets such as Albertsons, Kash N' Karry, Kroger, Publix, Randalls and Winn-Dixie or other national retailers such as Bed Bath & Beyond, Best Buy, Blockbuster, Eckerd, Home Depot Design Expo, Kmart and Walgreens.

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

         On February 27, 2002, we entered into a variable-rate revolving credit facility with Wells Fargo under which we may borrow up to $29.4 million. Borrowings under the facility will bear interest at our option at the prime rate or LIBOR plus a margin ranging from 1.15% to 1.50% based on our overall leverage. The entire principal amount is due February 27, 2005. Contemporaneously with the closing of the Wells Fargo facility, we borrowed $17.0 million to repay existing mortgage loans on our Oakbrook and Mandarin Landing shopping centers, both of which were pledged, along with three other assets, as collateral for the Wells Fargo facility. In addition, we reduced the availability under our existing credit facility with City National Bank of Florida from $17.8 million to $10.8 million.

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


         On March 8, 2002, Kmart Corporation announced that it intends to close its retail outlet located at our Bandera Festival property in San Antonio, Texas as part of its initial Chapter 11 financial objectives review. Kmart has asked the Bankruptcy Court to give final approval to the closing of this and other Kmart stores at a hearing on March 20, 2002. Total revenues from this Kmart store account for approximately $530,000, or 0.5%, of our annualized total revenues.

         On March 13, 2002, Albertson's, Inc. announced its intention to exit four of its under-performing markets, including Houston and San Antonio, through a combination of store closings and asset sales. The potential closing of their stores could have an adverse impact on our Bissonnett, Spring Shadows and Wurzbach shopping centers. The Albertson's stores at our Bissonnet and Spring Shadows shopping centers in Houston are "shadow" anchors, which means that these stores are on an adjacent or contiguous, separately owned parcels and, therefore, do not pay us rent or any expense recoveries. In addition, we have a ground lease with Albertson's at our Wurzbach shopping center in San Antonio.

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

         We select properties for acquisition or development which have or are suitable for supermarket or other anchor tenants that offer daily necessities and value-oriented merchandise. The properties must be well located, typically in high growth, high-density metropolitan areas, and have high visibility, open air designs, ease of entry and exit and ample parking. Although we focus primarily on well-performing, supermarket-anchored properties with strong cash flows, we also acquire under-performing assets which are adaptable over time for expansion, renovation or redevelopment. When evaluating potential acquisitions, whether well-performing or under-performing, and development projects, we consider factors such as:

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

COMPETITIVE STRENGTHS

         We believe that we distinguish ourselves from other owners and operators of community and neighborhood shopping centers in a number of ways, including:

      o SHOPPING CENTERS ANCHORED BY SUPERMARKETS OR NECESSITY-ORIENTED RETAILERS. For the year ended December 31, 2001, shopping centers anchored by supermarkets or other necessity retailers such as drug stores or discount retail stores accounted for approximately 98.5% of our total net operating income. As of March 1, 2002, these types of shopping centers represented approximately 98.9% of our gross leasable area, with supermarket-anchored centers representing 70.4% of our gross leasable area. We believe that supermarket and other necessity-oriented retailers are resistant to economic downturns by the nature of their business and generate continuous consumer traffic through our shopping centers. This traffic enhances the quality, appeal and longevity of our shopping centers and benefits our other tenants.

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

ITEM 2.  PROPERTIES

         We maintain our principal executive and management office at 1696 N.E. Miami Gardens Drive, North Miami Beach, Florida in the Shops at Skylake. As of December 31, 2001, our portfolio consisted primarily of shopping centers anchored by supermarket and other necessity-oriented retailers and contained an aggregate of approximately 8.6 million square feet of gross leasable area. Other than our leasehold interests in our Green Oaks, Parkwood and Richwood shopping centers, each of which is located in Dallas, Texas, all of our other properties are owned in fee simple. In addition, some of our properties are subject to mortgages as described under "Management's Discussion and Analysis of Financial

Condition and Results of Operations - Mortgage Indebtedness." The following table provides a brief description of each of 0our properties as of December 31, 2001:

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
                                                                                                      (Bealls Outlet)

                                                                           AVERAGE
                                    GLA                   ANNUALIZED      MINIMUM RENT     PERCENT
                                 (SQ. FT.)  NUMBER OF   MINIMUM RENT AS  PER LEASED SQ.  LEASED AT
                     DATE         AT DEC.    TENANTS    OF DECEMBER 31,     FT. AT DEC.    DEC. 31,
    PROPERTY      ACQUIRED(1)   31, 2001       (2)         2001(3)          31, 2001         2001     CERTAIN TENANTS (4)
----------------  -----------   ---------   ---------   ---------------  --------------  ----------   -----------------------


Plaza Del Rey        August        50,146      21          $608,630          $12.84         94.5%     Navarro Pharmacy
MIAMI                 1991

Point Royale          July        209,863      26        $1,271,004           $6.40         94.6%     Winn-Dixie, Best
MIAMI                 1995                                                                            Buy, Eckerd

Pompano              January       80,697       1          $540,000           $6.69         100.0%    Lowe's
POMPANO BEACH         2001

Prosperity Center   September     122,106       9        $1,795,043          $14.70         100.0%    Office Depot, Barnes
PALM BEACH GARDENS    2001                                                                            & Noble, Bed Bath &
                                                                                                      Beyond, Carmine's,
                                                                                                      TJ Maxx

Ridge Plaza          August       155,204      29        $1,312,764           $8.75         96.7%     AMC Theatre,
DAVIE                 1999                                                                            Kabooms, Republic
                                                                                                      Security Bank, Uncle
                                                                                                      Funnys, Round Up

Ryanwood            November      114,925      33          $984,548           $8.95         95.7%     Publix, Bealls
VERO BEACH            2001                                                                            Outlet,
                                                                                                      Books-A-Million

Sawgrass Promenade  September     107,092      29        $1,197,243          $11.28         99.1%     Publix, Blockbuster,
DEERFIELD BEACH       2001                                                                            Walgreens

Shops at Skylake     August       174,199      47        $2,553,315          $15.17         96.6%     Publix, Goodwill,
NORTH MIAMI           1997                                                                            Radio Shack, First
BEACH                                                                                                 Union, Blockbuster

University Mall     September     326,307      45          $642,148          $10.20         19.3%     Eckerd
FT. LAUDERDALE        2001

West Lakes Plaza    November      100,747      27        $1,065,814          $10.58         100.0%    Winn-Dixie, Navarro
MIAMI                 1996                                                                            Pharmacy

Westburry           September      33,706      21          $542,477          $16.09         100.0%    Pizza Hut, Dairy
MIAMI                 2001                                                                            Queen


TEXAS (32 PROPERTIES)

HOUSTON (15 PROPERTIES)

Albertsons         September       15,542       8          $230,865          $14.85         100.0%    Albertsons (5)**,
Bissonnet            2001                                                                             Blockbuster, Dollar
HOUSTON                                                                                               Tree

Albertsons         September       36,611      16          $526,039          $16.33         88.0%     Albertsons (5)**, Dollar
Spring Shadows       2001                                                                             Tree, Hallmark
HOUSTON

Barker Cypress     December        61,720      10          $589,685          $11.69         81.7%     H.E. Butt Grocery
HOUSTON              2001

Beechcrest         September       90,797      15          $793,105           $8.89         98.3%     Randalls* (Viet Ho),
HOUSTON              2001                                                                             Walgreens*

Benchmark          September       58,384       5          $708,125          $12.13         100.0%    Bally's Fitness, IHOP
Crossing             2001
HOUSTON

Colony Plaza       September       26,530      15          $430,467          $18.61         87.2%     Starbucks, GNC
HOUSTON              2001

                                                                           AVERAGE
                                    GLA                   ANNUALIZED      MINIMUM RENT     PERCENT
                                 (SQ. FT.)  NUMBER OF   MINIMUM RENT AS  PER LEASED SQ.  LEASED AT
                     DATE         AT DEC.    TENANTS    OF DECEMBER 31,     FT. AT DEC.    DEC. 31,
    PROPERTY      ACQUIRED(1)   31, 2001       (2)         2001(3)          31, 2001         2001     CERTAIN TENANTS (4)
----------------  -----------   ---------   ---------   ---------------  --------------  ----------   -----------------------

Copperfield        September      160,695      36          $915,799          $11.77         48.4%     JoAnn Fabrics
HOUSTON              2001

Grogan's Mill      September      118,398      28        $1,380,290          $11.75         99.2%     Randalls, Petco
HOUSTON              2001

Hedwig             September       69,504      13          $943,878          $13.58         100.0%    Warehouse Music, Ross
HOUSTON              2001                                                                             Dress For Less

Highland Square    September       64,171      27        $1,016,282          $15.88         99.7%     Radio Shack, Smoothie
HOUSTON              2001                                                                             King

Market at First    September      107,301      36        $1,562,942          $15.28         95.3%     Kroger (5), TJ Maxx,
Colony               2001                                                                             Eckerd
HOUSTON

Mason Park         September      160,047      39        $1,446,717          $12.05         75.0%     Kroger (5), Palais
HOUSTON              2001                                                                             Royal, Petco,
                                                                                                      Walgreens* (Eloise
                                                                                                      Collectibles)

Mission Bend       September      129,675      26        $1,077,346           $9.04         91.9%     Randalls, Factory 2 U
HOUSTON              2001                                                                             Stores, Inc.

Steeplechase       September      104,002      26        $1,145,250          $11.19         98.4%     Randalls
HOUSTON              2001

Woodforest         September       12,741       4          $205,180          $16.10         100.0%    Hollywood Video
HOUSTON              2001


DALLAS (15 PROPERTIES)

Benbrook(6)        September      247,422      25          $495,512           $3.04         65.9%     Sutherland Lumber,
FORT WORTH           2001                                                                             JoAnn Fabrics

Green Oaks         September       65,091      32          $524,320          $11.41         70.6%     Kroger (5)
DALLAS               2001

Melbourne Plaza    September       47,517      18          $455,126          $11.06         86.6%     Souper Salad, Family
DALLAS               2001                                                                             Christian

Minyard's          September       58,695       1          $375,648           $6.40         100.0%    Minyard's
GARLAND              2001

Northwest          September       33,366      17          $314,241          $10.85         86.8%     Blockbuster
Crossing             2001
DALLAS

Parkwood           September       81,590      20          $962,061          $13.38         88.1%     Albertsons (5), Planet
DALLAS               2001                                                                             Pizza, Hollywood
                                                                                                      Video, Starbucks

Plymouth East      September       56,435      10          $235,742           $4.18         100.0%    Kroger
DALLAS               2001

Plymouth North     September      444,221      59        $1,645,057           $7.18         51.6%     Blockbuster, Dollar
DALLAS               2001                                                                             General, Thrift of
                                                                                                      America, US Postal
                                                                                                      Service

Plymouth South     September       49,102       7          $285,080           $6.77         85.8%     Betcha Bingo
DALLAS               2001

Plymouth West      September      178,810      16          $687,601           $4.33         88.8%     Tok Won Kim, Bargain
DALLAS               2001                                                                             City

                                                                           AVERAGE
                                    GLA                   ANNUALIZED      MINIMUM RENT     PERCENT
                                 (SQ. FT.)  NUMBER OF   MINIMUM RENT AS  PER LEASED SQ.  LEASED AT
                     DATE         AT DEC.    TENANTS    OF DECEMBER 31,     FT. AT DEC.    DEC. 31,
    PROPERTY      ACQUIRED(1)   31, 2001       (2)         2001(3)          31, 2001         2001     CERTAIN TENANTS (4)
----------------  -----------   ---------   ---------   ---------------  --------------  ----------   -----------------------

Richwood           September       54,872      28          $746,117          $16.32         83.3%     Albertsons (5),
DALLAS               2001                                                                             Blockbuster

Rosemeade Park     September       49,554      19          $572,423          $13.49         85.6%     Kroger (5),
DALLAS               2001                                                                             Blockbuster, Allure
                                                                                                      Health and Spa

Sterling Plaza     September       65,205      16          $890,762          $14.13         96.7%     Bank One, Warehouse
DALLAS               2001                                                                             Entertainment

Townsend           September      140,436      39        $1,084,501           $9.14         84.5%     Albertsons (5), Stage
DESOTO               2001                                                                             Store,  Victory Gym,
                                                                                                      Tutor Time

Village Park       September       44,387      12          $420,797          $16.23         58.4%     Petco, Leather Direct
DALLAS               2001


SAN ANTONIO (2 PROPERTIES)

Bandera Festival   September      189,438      31        $1,297,264           $8.69         78.8%     Eckerd*, Blockbuster,
SAN ANTONIO          2001                                                                             Kmart***

Wurzbach           September       59,771       3          $170,729           $2.86         100.0%    Albertsons**
SAN ANTONIO          2001


ARIZONA (3 PROPERTIES)

Big Curve          September      126,402      32        $1,180,903           $9.54         97.9%     Albertsons (5),
YUMA                 2001                                                                             Walgreens, Miller's
                                                                                                      Outpost

Park Northern      September      126,852      27          $719,934           $6.43         88.3%     Safeway, Bealls,
PHOENIX              2001                                                                             Showbiz Pizza

Southwest          September       78,398      17          $576,820           $7.36         100.0%    Food City, Walgreens
Walgreens            2001
PHOENIX

TENNESSEE (1 PROPERTY)

McMinn Plaza       September      107,200      9           $560,307           $7.18         72.8%     Ingles
ATHENS               2001

----------------------------    ---------  -----        -----------         ------       -------
TOTAL/WEIGHTED AVERAGE          8,517,509  1,839        $71,903,682          $9.80         86.1%
SUPERMARKET AND                 =========  =====        ===========         ======       =======
NECESSITY-ORIENTED RETAILER
ANCHORED CENTERS (79
PROPERTIES)

OTHER COMMERCIAL PROPERTIES
---------------------------

El Novillo         September       10,000      1           $136,704          $13.67         100.0%    Jumbo Buffet
MIAMI BEACH          2001


Epsilon            September       18,707      5           $275,656          $14.74         100.0%    Fat Tuesdays
WEST PALM BEACH      2001

EQY Building(7)    September       28,780      15          $376,734          $16.00         81.8%
MIAMI BEACH          2001

                                                                           AVERAGE
                                    GLA                   ANNUALIZED      MINIMUM RENT     PERCENT
                                 (SQ. FT.)  NUMBER OF   MINIMUM RENT AS  PER LEASED SQ.  LEASED AT
                     DATE         AT DEC.    TENANTS    OF DECEMBER 31,     FT. AT DEC.    DEC. 31,
    PROPERTY      ACQUIRED(1)   31, 2001       (2)         2001(3)          31, 2001         2001     CERTAIN TENANTS (4)
----------------  -----------   ---------   ---------   ---------------  --------------  ----------   -----------------------
Mandarin              May          52,880     534            N/A               N/A          98.7%
Mini-storage         1994
JACKSONVILLE

Montclair           August          9,375      20            N/A               N/A          100.0%
Apartments           1998
MIAMI BEACH

Coral Way N.E.       July              --     --             N/A               N/A           --       (4.05 acres)
Land(8)              1999
MIAMI

----------------------------    ---------  -----        -----------         ------       -------
TOTAL/WEIGHTED AVERAGE          8,637,251  2,414        $72,692,776          $9.84         86.1%
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


** On March 13, 2002, Albertson's announced its intention to exit the Houston and San Antonio markets by closing or selling these stores.

***  On March 8, 2002, Kmart announced its intention to close this store.


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

                                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------
                                                       2001        2000         1999        1998         1997
                                                    ---------   ---------    ---------   --------       -------
                                                  (in thousands other than per share, percentage and ratio data)
STATEMENT OF OPERATIONS DATA:
    Total revenues (1)...........................   $  82,987   $  49,621    $  27,163    $ 22,994      $ 20,545
                                                    =========   =========    =========    ========      ========

    Property operating expenses..................   $  24,936   $  13,661    $   7,082    $  5,965      $  5,245
    Rental property depreciation and
      amortization...............................      11,114       6,284        3,502       2,881         2,392
    Interest expense and amortization of
      deferred financing fees....................      22,243      12,807        5,086       5,014         5,681
    Put option expense...........................          --          --           --       1,320            --
    General and administrative expenses..........       3,553       2,559        1,622       1,381         1,029
                                                    ---------   ---------    ---------    --------      --------
    Total expenses...............................   $  61,846   $  35,311    $  17,292    $ 16,561      $ 14,347
                                                    =========   =========    =========    ========      ========

    Net income...................................   $  18,721   $  12,555    $  13,589    $  9,065      $  6,198
                                                    =========   =========    =========    ========      ========

    Basic earnings per share ....................   $    0.83   $    0.88    $    1.26    $   1.01      $   0.96
    Diluted earnings per share ..................        0.83        0.87         1.26        1.00          0.87

BALANCE SHEET DATA:
    Total rental properties, after accumulated
        depreciation.............................   $ 627,687   $ 483,699    $ 204,919    $138,623      $119,250
    Total assets.................................     668,536     542,817      212,497     152,955       126,903

    Mortgage notes payable.......................     345,047     280,396       97,752      67,145        71,004
    Total liabilities............................     390,269     321,267      121,068      71,737        73,323

    Minority interest in CEFUS...................          --      33,887           --          --            --
    Shareholders' equity.........................     278,267     187,663       91,429      81,218        53,580

OTHER DATA:
    EBITDA to interest coverage ratio (2)........         2.5         2.6          3.6         3.1           2.5

    Funds from operations (3)....................   $  30,931   $  19,044    $  13,354    $ 10,598      $  8,576
    Cash flows from:.............................
        Operating activities.....................      32,804      15,506       20,169       3,697         8,843
        Investing activities.....................     (44,298)    (11,165)     (62,239)    (23,824)       (6,173)
        Financing activities.....................      10,053      (2,421)      40,903      19,123        (2,023)

    GLA (square feet) (at end of period).........       8,637       3,169        2,836       2,078         2,004
    Occupancy (at end of period).................          86%         95%          95%         95%           93%

    Dividends per share..........................   $    1.06   $    1.10    $    1.02    $   1.00      $   0.95


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

         General and administrative expenses increased by $994,000, or 38.8%, to $3.6 million for the year ended December 31, 2001 from $2.6 million for the year ended December 31, 2000. The increase was primarily the product of our growth. Included in these expenses, compensation expenses increased by $245,000, directors' fees increased by $136,000, professional fees increased by $134,000, general and administrative costs increased by $76,000 related to inclusion of CEFUS for a full twelve months, and all other costs increased $403,000.

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
                                                                           ==========       ==========

         Each of these loans is secured by a mortgage on one or more of our properties. As of December 31, 2001, the percentage of the total real estate cost of our properties that was encumbered by debt was 55.9%. For a more complete description of our mortgage indebtedness, see "--Mortgage Indebtedness" below.


         Certain of the mortgages on our properties involving an aggregate principal amount of approximately $123.4 million, excluding the principal amount of $6.8 million which are scheduled to be repaid in 2002, contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. We are in the process of obtaining the necessary consents from the lenders. Based on discussions with various lenders, current credit market conditions and other factors, we believe that such consents will be obtained or that the mortgages would not be accelerated. Accordingly, we believe that the ultimate outcome of this matter will not have a material adverse impact on our results of operations or financial condition.


         As of December 31, 2001, we had a $20.6 million credit agreement secured by six properties with City National Bank of Florida, of which $1.4 million was outstanding on that date. This facility accrues interest at 2.25% over the thirty-day LIBOR rate, payable monthly, adjusted every six months, and matures on May 4, 2002. In February 2002, the facility was reduced to an availability of $10.8 million, secured by five properties, and there was a zero principal balance outstanding. This facility has also been used to provide a $1.0 million letter of credit in connection with the Pine Island/Ridge Plaza financing and to support approximately $448,000 in escrows for property taxes on the properties comprising its collateral, thereby reducing its gross availability to approximately $9.4 million.

         On September 17, 2001, we entered into a $30.0 million revolving line of credit with Bank Leumi Le-Israel B.M. This facility accrues interest at 1.25% over the 30 or 90-day LIBOR rate, at our option, and is payable monthly or quarterly depending on our rate selection. The facility matures on September 16, 2002, with an option to extend it an additional 180 days. Under the Bank Leumi credit agreement, we agreed not to mortgage or encumber seven of our properties, as amended on February 18, 2002. The outstanding principal balance under this facility was $26.0 million as of December 31, 2001, and was increased to $30.0 million as of March 1, 2002.

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

         We expect to commence development in early 2002 of an 84,000 square foot shopping center on a parcel of land located at the southeast corner of S.W. 147th Avenue and Coral Way in Miami-Dade County, Florida. We anticipate the cost of development to be approximately $10.0 million, including the $2.0 million of costs we incurred upon the exercise of our option to purchase from several of our affiliates all of the outstanding shares of common stock of Equity One (Coral Way), Inc., the sole asset of which consisted of this parcel of land. We expect to commence development in late 2002 of a 25,000 square foot drug-store anchored shopping center on a parcel of land we already own at the northeast corner of S.W. 147th Avenue and Coral Way in Miami-Dade County, Florida at a total cost of $2.0 million. Development of phase three of the Shops at Skylake, totaling approximately 105,000 square feet is anticipated to commence and be completed in 2003 at an estimated cost of approximately $7.3 million. We expect to fund the costs of these development projects from cash flow from operations, borrowings under our various revolving credit facilities and other sources of cash, including obtaining permanent debt on certain unencumbered rental properties.

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

         We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceed our existing liquidity, we would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available on acceptable terms, or at all and any equity financing could be dilutive to existing shareholders. If adequate funds are not available, our business operations could be materially adversely affected.

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

MORTGAGE INDEBTEDNESS

         The following table sets forth certain information regarding our mortgage indebtedness related to our properties as of December 31, 2001:

                                                     BALANCE AT
                                                      DECEMBER        INTEREST                           BALANCE DUE
                                                      31, 2001         RATE(1)     MATURITY DATE         AT MATURITY
                                                    ------------      ----------   -------------         ------------
                                                                            (in thousands)
FIXED RATE MORTGAGE DEBT

Ft. Caroline                                           $2,098           9.350%       April 2002             $2,078
Village by the Parks                                    3,723           8.180%       June 2002               3,687
Eustis Square                                           4,474           9.000%       July 2002               4,344
Forest Edge                                             1,646           6.900%      October 2002             1,567
Lantana                                                 3,953           6.950%       March 2005              3,498
Benchmark                                               3,466           9.250%       July 2005               3,170
Sterling Plaza                                          4,175           8.750%     September 2005            3,794
Townsend Square                                         4,989           8.500%      October 2005             4,703
Green Oaks                                              3,172           8.375%     November 2005             2,861
Melbourne Plaza                                         1,833           8.375%     November 2005             1,654
Northwest Crossing                                      1,745           8.375%     November 2005             1,574
Oak Hill                                                2,103           7.625%      January 2006             1,713
Walden Woods                                            2,590           7.875%      August 2006              2,071
Big Curve                                               5,658           9.190%      October 2006             5,059
Highland Square                                         4,215           8.870%     December 2006             3,743
Park Northern                                           2,463           8.370%     December 2006             1,963
University Mall                                        12,837           8.440%     December 2006            11,922
Rosemeade                                               3,305           8.295%     December 2007             2,864
Colony Plaza                                            3,088           7.540%      January 2008             2,834
Parkwood(2)                                             6,353           7.280%      January 2008             5,805
Richwood(2)                                             3,273           7.280%      January 2008             2,990
Mariners Crossing                                       3,468           7.080%       March 2008              3,154
Commonwealth                                            2,967           7.000%       March 2008              2,204
Pine Island/Ridge Plaza                                25,588           6.910%       July 2008              23,104
Shoppes at Westburry                                    2,330           7.300%      October 2008             2,113


                                                     BALANCE AT
                                                      DECEMBER        INTEREST                             BALANCE DUE
                                                      31, 2001         RATE(1)       MATURITY DATE         AT MATURITY
                                                    ------------      ----------     -------------         ------------
                                                                            (in thousands)
Shoppes of Northport                                 $  4,288           6.650%       February 2009           $ 3,526
Prosperity Centre                                       7,045           7.875%         March 2009              4,137
Park Promenade                                          6,413           8.100%       February 2010             5,833
Skipper Palms                                           3,611           8.625%         March 2010              3,318
Jonathan's Landing                                      2,960           8.050%          May 2010               2,639
Bluff's Square                                         10,232           8.740%         June 2010               9,401
Kirkman Shoppes                                         9,662           8.740%         June 2010               8,878
Ross Plaza                                              6,739           8.740%         June 2010               6,192
Boynton Plaza                                           7,622           8.030%         July 2010               6,902
Pointe Royale                                           4,974           7.950%         July 2010               2,502
Plymouth Park East 1(3)                                   158           8.250%        August 2010                113
Plymouth Park East 2(3)                                   474           8.250%        August 2010                340
Plymouth Park North(3)                                  8,459           8.250%        August 2010              6,076
Plymouth Park South(3)                                    632           8.250%        August 2010                454
Plymouth Park Story North(3)                              389           8.250%        August 2010                279
Plymouth Park West                                      2,528           8.250%        August 2010              1,816
Shops at Skylake                                       15,275           7.650%        August 2010             11,644
Minyard's                                               2,578           8.320%       November 2010             2,175
Forest Village                                          4,575           7.270%         April 2011              4,039
Boca Village                                            8,459           7.200%          May 2011               7,466
Sawgrass Promenade                                      8,459           7.200%          May 2011               7,466
Plaza del Rey                                           2,368           8.125%       September 2011               --
Lake Mary                                              24,980           7.250%       November 2011            21,973
Lake St. Charles                                        3,947           7.130%       November 2011             3,461
Marco Island                                            9,000           6.700%        January 2012             7,150
Summerlin Square                                        4,398           6.750%       February 2014                --
Bird Ludlum                                            11,378           7.680%       February 2015                --
West Lake                                               5,175           7.875%        June 2016                  130
Atlantic Village                                        4,597           6.850%       November 2018                --
                                                     --------      --------------  -------------------

TOTAL FIXED RATE MORTGAGE DEBT (54 LOANS)            $296,887            7.76%         7.32 YEARS
                                                     --------      ==============  ===================
                                                                   (wtd-avg. rate) (wtd-avg. maturity)
BANK VARIABLE RATE MORTGAGE DEBT

First Union/Cashmere                                 $  5,198       LIBOR+165        March 2002               $5,220
Comerica/Copperfield(4)                                 8,000       LIBOR+141        October 2003              8,000
Bank of Nova Scotia/Oakbrook(5)                         9,277       LIBOR+150        November 2003             9,277
Comerica/4 properties(6)                               24,635       LIBOR+150        February 2004            24,635
Bank of America/Wurzbach                                1,050       LIBOR+225        December 2004             1,011
                                                     --------

TOTAL VARIABLE RATE MORTGAGE DEBT                    $ 48,160
                                                     --------

TOTAL MORTGAGE NOTES PAYABLE                         $345,047
                                                     --------

VARIABLE RATE REVOLVING CREDIT FACILITIES

City National Bank(7)                                  $1,409       LIBOR+225           May 2002              $1,409
Bank Leumi(8)                                          26,000       LIBOR+125       September 2002            26,000
                                                     --------

TOTAL VARIABLE RATE REVOLVING CREDIT FACILITIES      $ 27,409
                                                     --------

TOTAL DEBT                                           $372,456
                                                     ========

-----------------------
(1)  The rate in effect on December 31, 2001.

(2) The mortgage balances for Parkwood and Richwood represent the future minimum lease payments (net of imputed interest) attributable to lease payments on these two properties, both of which are owned pursuant to capital lease obligations.

(3) All of the Plymouth loans are with Sun Life of Canada. In the case of Plymouth Park North and East, the collateral has been split into two parts; hence the two individual loans.

(4) The floating rate is LIBOR plus 141 basis points, but has been fixed at 6.49% (5.08% plus 1.41%) through October 30, 2003. This loan was repaid in full on January 18, 2002 without any prepayment penalty.

(5) The Oakbrook loan was repaid in full on February 15, 2002, without any prepayment penalty, and the collateral was pledged to secure the new Wells Fargo facility, described above.

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

(8) The Bank Leumi facility is secured by negative pledges on Hedwig, McMinn, Southwest Walgreens, Albertsons Bissonnet, Albertsons Spring Shadows, Bandera, Market at First Colony and Mason Park. On February 18, 2002, the Albertsons Bissonet, Albertsons Spring Shadows and Hedwig properties were released by Bank Leumi and were pledged to secure the new Wells Fargo facility described above. In their place, the negative pledge was extended to our Ryanwood and Pompano properties.

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

                  2.   Report of Deloitte & Touche LLP, Independent Auditors                               S-1
                       Schedule III - Real Estate Investments and Accumulated
                         Depreciation                                                                      S-2
                       Schedules I, II, IV and V are not required to be filed.

                  3.   Exhibits:

    EXHIBIT NO.      DESCRIPTION
    -----------      -----------
        2.1          Stock Exchange Agreement dated May 18, 2001 among the Company, First Capital Realty Inc.
                     (formerly Centrefund Realty Corporation) and First Capital America Holding Corp. (1)
        2.2          Amended and Restated Agreement and Plan of Merger Dated June 29, 2001 among the Company, UIRT
                     Holding Corp. and United Investors Realty Trust. (2)
        3.1          Articles of Amendment and Restatement of the Company. (Exhibit 3.1; Amendment No. 5) (3)
        3.2          Amended and Restated Bylaws of the Company. (Exhibit 3.2; Amendment No. 5)  (3)
       10.1          Form of Indemnification Agreement. (Exhibit 10.1; Amendment No. 2)  (3)
       10.2          Employment Agreement, dated as of January 1, 1996 by and between the Company and Chaim Katzman.
                     (Exhibit 10.2; Amendment No. 2) (3)*
       10.3          Employment Agreement, dated as of January 1, 1996 by and between the Company and Doron Valero.
                     (Exhibit 10.3; Amendment No. 2) (3)*
       10.4          1995 Stock Option Plan, as amended. (4)*
       10.5          Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim
                     Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy,
                     Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No. 3) (3)
       10.6          Stock Pledge Agreement, dated June 17, 1996, by and between Chaim Katzman and the Company.
                     (Exhibit 10.7; Amendment No. 2) (3)
       10.7          Promissory Note, in the amount of $1,128,750 from Chaim Katzman payable to the Company.
                     (Exhibit 10.8; Amendment No. 3) (3)
       10.8          Stock Pledge Agreement, dated December 30, 1996, by and between the Company and Doron Valero.
                     (Exhibit 10.9; Amendment No. 2) (3)
       10.9          Promissory Note, in the amount of $396,000 from Doron Valero payable to the Company. (Exhibit
                     10.10; Amendment No. 3) (3)
       10.10         Use Agreement, regarding use of facilities, by and between Gazit (1995), Inc. and the Company, dated January 1, 1996. (3)
       10.11         2000 Executive Incentive Plan. (5)*
       10.12         First Amended Employment Agreement dated April 6, 2000 between Howard
                     Sipzner and the Company. (6)*


    EXHIBIT NO.      DESCRIPTION
    -----------      -----------
       10.13         Subscription Agreement dated October 4, 2000 made by Alony Hetz Properties & Investments, Ltd.
       10.14         Stockholders Agreement October 4, 2000 among the Company, Alony Hetz Properties & Investments,
                     Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc.
       10.15         First Amendment to Stockholders Agreement dated December 19, 2001 among the Company, Alony Hetz
                     Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995),
                     Inc.
       10.16         Stock Pledge Agreement, dated September 18, 2001, by and between Chaim Katzman and the Company.
       10.17         Promissory Note, in the amount of $2,879,840 from Chaim Katzman payable to the Company.
       10.18         Stock Pledge Agreement, dated September 18, 2001, by and between Doron Valero and the Company.
       10.19         Promissory Note, in the amount of $2,153,470 from Doron Valero payable to the Company.
       12.1          Statements regarding Computation of Ratios
       21.1          List of Subsidiaries of Registrant.
       23.1          Consent of Deloitte & Touche LLP.

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


Date: March 18, 2002              EQUITY ONE, INC.



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


SIGNATURE                                                TITLE                                 DATE
---------                                ---------------------------------------          ----------------
/s/ CHAIM KATZMAN                             Chairman of the Board and                    March 18, 2002
-------------------------                     Chief Executive Officer
Chaim Katzman                                (Principal Executive Officer)

/s/ DORON VALERO                          President, Chief Operating Officer               March 18, 2002
-------------------------                            and Director
Doron Valero

/s/ HOWARD M. SIPZNER                    Treasurer and Chief Financial Officer             March 18, 2002
-------------------------                    (Principal Financial Officer)
Howard M. Sipzner

/s/ NOAM BEN OZER                                      Director                            March 18, 2002
-------------------------
Noam Ben Ozer

/s/ DR. SHAIY PILPEL                                   Director                            March 18, 2002
-------------------------
Dr. Shaiy Pilpel

/s/ ROBERT COONEY                                      Director                            March 18, 2002
-------------------------
Robert Cooney

/s/ RONALD CHASE                                       Director                            March 18, 2002
-------------------------
Ronald Chase

/s/ DORI SEGAL                                         Director                            March 18, 2002
-------------------------
Dori Segal

/s/ NATHAN HETZ                                        Director                            March 18, 2002
-------------------------
Nathan Hetz

/s/ PETER LINNEMAN                                     Director                            March 18, 2002
-------------------------
Peter Linneman

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
                                                                                            =======         =======

4.     RENTAL PROPERTY

       Composition in the consolidated balance sheets:

                                                 LAND,
                                               BUILDINGS      BUILDING      LAND HELD FOR   CONSTRUCTION
                                             AND EQUIPMENT  IMPROVEMENTS     DEVELOPMENT     IN PROGRESS      TOTAL
                                            --------------  ------------    --------------  ------------     --------
      COST
      Balance as of December 31, 2000.....     $ 468,957       $10,901          $13,468          $8,202      $501,528
      Additions in the reporting year.....       161,802         8,081           10,324           5,492       185,699
      Dispositions in reporting year......       (23,252)         (188)              --          (7,782)      (31,222)
                                               ---------      --------          -------         -------      --------

      Balance as of December 31, 2001.....       607,507        18,794           23,792           5,912       656,005
                                               ---------      --------          -------         -------      --------

      ACCUMULATED DEPRECIATION
      Balance as of December 31, 2000.....        16,114         1,715                                         17,829
      Depreciation for the year...........        10,001         1,042                                         11,043
      Reduction of depreciation...........          (553)           (1)                                          (554)
                                               ---------      --------                                       --------

      Balance as of December 31, 2001.....        25,562         2,756                                         28,318
                                               ---------      --------                                       --------

      Net Rental Property
        as of December 31, 2001...........     $ 581,945      $ 16,038          $23,792          $5,912      $627,687
                                               =========      ========          =======          ======      ========
      Net Rental Property
        as of December 31, 2000...........     $ 452,843      $  9,186          $13,468          $8,202      $483,699
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
                                                        =========

       Certain of the mortgages on the Company's properties involving an aggregate principal amount of approximately $123,400, excluding the principal amount of $6,800 which are scheduled to be repaid in 2002, contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. The Company is in the process of obtaining the necessary consents from the lenders. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that such consents will be obtained or that the mortgages would not be accelerated. Accordingly, the Company believes that the ultimate outcome of this matter will not have a material impact on the Company's results of operations or financial condition.


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

       During 1999, two officers exercised warrants to purchase 92 shares of common stock the exercise price for which was paid with promissory notes totaling $545. These notes are full recourse promissory notes bearing interest at 6.35% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable quarterly and principal is due December 30, 2002. The notes have been reflected in the consolidated financial statements as a reduction of stockholders' equity.

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


       In accordance with SFAS No. 123, the following is a summary of the Company's stock option activity for the years ended December 31, 2001, 2000 and 1999:

                                                  2001                  2000                     1999
                                            -------------------  ---------------------     ----------------------
                                                     WEIGHTED                 WEIGHTED                  WEIGHTED
                                                      AVERAGE                 AVERAGE                    AVERAGE
                                             STOCK    EXERCISE    STOCK       EXERCISE      STOCK        EXERCISE
                                            OPTIONS    PRICE     OPTIONS       PRICE       OPTIONS        PRICE
                                            -------  ---------   -------      ---------    -------      ----------
  Outstanding beginning of
     year.....................                953      $10.08      737         $10.45        777          $10.41
  Granted.....................                175       10.00      332           9.95         58           10.38
  Forfeited...................                 --          --     (116)         12.05        (50)          11.83
  Exercised...................               (503)      10.00       --             --        (48)           8.25
                                           ------     -------    -----        -------      -----         -------
  Outstanding end of year.....                625      $10.12      953         $10.08        737          $10.45
                                           ======     =======    =====        =======      =====         =======
  Exercisable, end of year....                325      $10.23      716         $10.08        447          $10.21
                                           ======     =======    =====        =======      =====         =======
  Weighted average fair value
     of options granted
     during the year..........                          $2.39                   $0.92                      $1.36
                                                      =======                 =======                    =======


      The following table summarizes information about outstanding stock options as of December 31, 2001:

                                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                 -------------------------------------------------------------------     -------------------
                                                                  WEIGHTED AVERAGE
                                                                      REMAINING
                                                                   CONTRACTUAL LIFE
                 EXERCISE PRICE            NUMBER OUTSTANDING         (IN YEARS)          NUMBER EXERCISABLE
                 --------------            ------------------     -----------------       ------------------
                   $  9.90                        175                     7.7                     88
                    $10.00                        370                     7.3                    182
                    $10.44                         50                     7.7                     25
                    $12.38                         30                     5.0                     30
                                                -----                                          -----
                                                  625                                            325
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

       In February 2002, the Company entered into a variable-rate revolving credit facility with a bank for $29,400. The line of credit is secured by various rental properties and has a maturity date of February 2005. The loan has convenants and other restrictions on the Company.

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


                                    * * * * *

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Equity One, Inc.

We have audited the consolidated financial statements of Equity One, Inc., and subsidiaries (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 8, 2002; such report is included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





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

                                  Schedule III

              Real Estate Investments and Accumulated Depreciation
                                December 31, 2001

                                 (in thousands)

                                                                           GROSS AMOUNTS AT
                                                                           WHICH CARRIED AT
                                             INITIAL COST TO COMPANY       CLOSE OF PERIOD
                                           --------------------------   ------------------------
                                                          CAPITALIZED
                                                             SUBSE-
                                                            QUENT TO
                                                  BUILDING   ACQUISI-            CLOSE OF          ACCUMU-
                                                     &        TION OR             PERIOD            LATED                     DEPRE-
                                   ENCUM-         IMPROVE-   IMPROVE-            IMPROVE-          DEPRECIA-     DATE         CIABLE
         PROPERTY       LOCATION   BRANCES   LAND   MENTS      MENTS      LAND    MENTS     TOTAL   TION       ACQUIRED       LIFE
         --------     ------------ ------- ------  ------  ----------   -------   -------   ------ ------- ---------------- --------
Gazit Meridian        Miami Beach       0      372                 496       372       496       868          April 10, 1992
Lake Mary             Lake Mary         0      426                 381       426       381       807          November 9, 1995
Lake St Charles       Tampa             0      206                          206          0       206          September 21, 2001
Losco                 Jacksonville      0                            1                   1         1          May 17, 1999
Marco Town Center     Marco Island      0                          371                 371       371          August 15, 2000
Mariners Crossing     Spring Hill       0                            5                   5         5          September 12, 2000
Plymouth North        Dallas            0    5,740                 417     5,740       417     6,157          August 15, 2000
Point Royal           Miami             0                           17                  17        17          July 27, 1995
Prosperity Centre     Palm Beach
                        Gardens                                     17                  17        17          August 15, 2000
Shoppes at Skylake    Miami             0    2,452               2,428     2,452     2,428     4,880          August 19, 1997
Southwest Wallgreens  Phoenix           0                           29                  29        29          August 15, 2000
Summerlin Square      FortrMyers        0      913                 182       913       182     1,095          June 10, 1998
Texas CP Land         Texas             0      206                          206          0       206          August 15, 2000
University Mall
 (Pembroke)           Pembroke          0    7,000                 176     7,000       176     7,176          September 21, 2001

                                 ----------------------------------------------------------------------------
TOTAL LAND HELD FOR/UNDER
  DEVELOPMENT                           -   23,792          -    5,911    23,792     5,911    29,703        -
                                 ----------------------------------------------------------------------------

Credit Agreement                        0        0          0        0         0         0         0        0
City National Bank                  1,409
Bank Leumi                         26,000
                                 ----------------------------------------------------------------------------
Total                            $372,456  $186,073  $425,705  $44,227  $186,073  $469,932  $656,005  $28,318
                                 ============================================================================


                                INDEX TO EXHIBITS


       EXHIBIT                           DESCRIPTION
       -------                           -----------

        10.13 Subscription Agreement dated October 4, 2000 made by Alony Hetz Properties & Investments, Ltd.

        10.14 Stockholders Agreement dated October 4, 2000 among Equity One, Inc., Alony Hetz Properties & Investments, Ltd., Gazit-Globe
               (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc.

        10.15 First Amendment to Stockholders Agreement dated December 19, 2001 among Equity One, Inc., Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit
               (1995), Inc.

        10.16 Stock Pledge Agreement dated September 18, 2001, by and between Chaim Katzman and Equity One, Inc.

        10.17 Promissory Note, in the amount of $2,879,840 from Chaim Katzman payable to Equity One, Inc.

        10.18 Stock Pledge Agreement dated September 18, 2001, by and between Doron Valero and Equity One, Inc.

        10.19 Promissory Note, in the amount of $2,153,470 from Doron Valero payable to Equity One, Inc.

        12.1   Statements regarding Computations of Ratios

        21.1   List of Subsidiaries of the Registrant

        23.1   Consent of Deloitte & Touche LLP.