Form 10-Q
period 2002-03-31
EQUITY ONE INC
filed 2002-05-15
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                          Commission File No. 001-13499


                                EQUITY ONE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                          1696 N.E. MIAMI GARDENS DRIVE
                          N. MIAMI BEACH, FLORIDA 33179
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (305) 947-1664
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

               MARYLAND                                52-1794271
    -------------------------------            ---------------------------
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

                           Yes [X]    No [ ]



APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on May 6, 2002, 33,506,007 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                                    FORM 10-Q

                                      INDEX

                                                PART I - FINANCIAL INFORMATION
                                                                                                                 PAGE
                                                                                                                 ----
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets-
         As of March 31, 2002 and December 31, 2001 (unaudited) ................................................   1

         Condensed Consolidated Statements of Operations-
         For the three-month periods ended March 31, 2002 and 2001 (unaudited) .................................   3

         Condensed Consolidated Statements of Comprehensive Income-
         For the three-month periods ended March 31, 2002 and 2001 (unaudited) .................................   5

         Condensed Consolidated Statements of Stockholders' Equity-
         For the three-month period ended March 31, 2002 (unaudited) ...........................................   6

         Condensed Consolidated Statements of Cash Flows-
         For the three-month periods ended March 31, 2002 and 2001 (unaudited) .................................   7

         Notes to the Condensed Consolidated Financial Statements (unaudited) ..................................   9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................  13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............................................  19

                                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .....................................................................................  20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .............................................................  20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .......................................................................  20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................................  20

ITEM 5.  OTHER INFORMATION .....................................................................................  20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ......................................................................  21

SIGNATURES .....................................................................................................  21

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                    MARCH 31,       DECEMBER 31,
                                                     2002              2001
                                                   ---------        ------------
ASSETS

RENTAL PROPERTY:
  Land, buildings and equipment .................  $ 612,404         $ 607,507
  Building improvements .........................     18,207            18,794
  Land held for development .....................     25,421            23,792
  Construction in progress ......................      7,997             5,912
                                                   ---------         ---------

    Total rental property .......................    664,029           656,005
    Less: accumulated depreciation ..............    (31,298)          (28,318)
                                                   ---------         ---------

Rental property, net ............................    632,731           627,687

CASH AND CASH EQUIVALENTS .......................      3,304               906

CASH HELD IN ESCROW .............................      7,764             1,715

SECURITIES AVAILABLE FOR SALE ...................      1,688             1,681

ACCOUNTS AND OTHER RECEIVABLES, NET .............      3,328             5,564

NOTES RECEIVABLE ................................     11,094             9,697

DEPOSITS ........................................      7,327             6,219

PREPAIDS AND OTHER ASSETS .......................      2,619             2,912

DEFERRED EXPENSES, NET ..........................      3,378             3,132

INVESTMENTS IN JOINT VENTURES ...................      7,837             7,742

GOODWILL, NET ...................................      2,276             1,281
                                                   ---------         ---------

TOTAL ...........................................  $ 683,346         $ 668,536
                                                   =========         =========

                                                                     (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                          MARCH 31,    DECEMBER 31,
                                                                                            2002         2001
                                                                                          ---------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

NOTES PAYABLE
  Mortgage notes payable .......................................................          $ 316,374      $ 345,047
  Revolving credit facilities ..................................................              9,000         27,409
                                                                                          ---------      ---------

    Total notes payable ........................................................            325,374        372,456

OTHER LIABILITIES
  Accounts payable and accrued expenses ........................................              9,953          8,987
  Tenants' security deposits ...................................................              3,868          4,090
  Minority interest in equity of consolidated subsidiaries .....................              3,869          3,869
  Deferred rental income .......................................................                239            766
  Due to related parties .......................................................                 --            101
                                                                                          ---------      ---------

    Total liabilities ..........................................................            343,303        390,269
                                                                                          ---------      ---------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 par value - 5,000 shares authorized but unissued ......                 --             --
  Common stock, $0.01 par value - 40,000 shares authorized, 33,371 and 28,781 shares issued and outstanding for 2002 and 2001,
    respectively ...............................................................               334            288
  Additional paid-in capital ...................................................            340,741        283,619
  Retained earnings ............................................................              7,065          1,808
  Accumulated other comprehensive loss .........................................                (27)           (34)
  Unamortized restricted stock compensation ....................................             (1,626)        (1,836)
  Notes receivable from issuance of common stock ...............................             (6,444)        (5,578)
                                                                                          ---------      ---------

    Total stockholders' equity .................................................            340,043        278,267
                                                                                          ---------      ---------

TOTAL ..........................................................................          $ 683,346      $ 668,536
                                                                                          =========      =========

See accompanying notes to the condensed consolidated financial statements.                             (Concluded)


EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              -------------------------
                                                                                2002             2001
                                                                              --------         --------
RENTAL INCOME:
  Minimum rents ......................................................        $ 18,282         $ 13,756
  Expense recoveries .................................................           6,210            4,139
  Percentage rent payments ...........................................             941              574
                                                                              --------         --------
    Total rental income ..............................................          25,433           18,469

MANAGEMENT FEES ......................................................              98              241
INTEREST AND DIVIDENDS ...............................................             413              450
                                                                              --------         --------
    Total revenues ...................................................          25,944           19,160
                                                                              --------         --------

COSTS AND EXPENSES:
  Property operating expenses ........................................           7,793            5,457
  Interest and amortization of deferred financing fees ...............           6,320            5,270
Rental property depreciation and amortization ........................           3,323            2,562
General and administrative expenses ..................................           1,996              811
                                                                              --------         --------
    Total costs and expenses .........................................          19,432           14,100
                                                                              --------         --------

INCOME BEFORE EQUITY IN INCOME OF JOINT VENTURES,
   MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
   SUBSIDIARY, INCOME TAXES, MINORITY INTEREST IN
   CEFUS AND DISCONTINUED OPERATIONS .................................           6,512            5,060

EQUITY IN INCOME OF JOINT VENTURES ...................................             151              127

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARY .............             (25)              --
                                                                              --------         --------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST IN
  CEFUS AND DISCONTINUED OPERATIONS ..................................           6,638            5,187

INCOME TAX BENEFIT (EXPENSE)
  Current ............................................................              --              180
  Deferred ...........................................................              --             (965)
                                                                              --------         --------
    Total income tax benefit (expense) ...............................              --             (785)
                                                                              --------         --------

INCOME BEFORE MINORITY INTEREST IN CEFUS AND
  DISCONTINUED OPERATIONS ............................................           6,638            4,402

MINORITY INTEREST IN CEFUS ...........................................              --             (446)
                                                                              --------         --------

INCOME FROM CONTINUING OPERATIONS ....................................           6,638            3,956
                                                                              --------         --------

                                                                                             (Continued)


EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    --------------------------------
                                                                         2002               2001
                                                                    ------------        ------------
DISCONTINUED OPERATIONS
  Income from operations of sold properties .................                507                  68
  Gain on disposal of real estate ...........................              6,122                  --
                                                                    ------------        ------------
    Total income from discontinued operations ...............              6,629                  68
                                                                    ------------        ------------

NET INCOME ..................................................       $     13,267        $      4,024
                                                                    ============        ============

EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE
  Income from continuing operations .........................       $       0.23        $       0.20
  Income from discontinued operations .......................               0.22                  --
                                                                    ------------        ------------
    Total basic earnings per share ..........................       $       0.45        $       0.20
                                                                    ============        ============

NUMBER OF SHARES USED IN COMPUTING
  BASIC EARNINGS PER SHARE ..................................             29,354              19,853
                                                                    ============        ============

DILUTED EARNINGS PER SHARE
  Income from continuing operations .........................       $       0.22        $       0.20
                                                                            0.22                  --
                                                                    ------------        ------------
    Total diluted earnings per share ........................       $       0.44        $       0.20
                                                                    ============        ============

NUMBER OF SHARES USED IN COMPUTING
  DILUTED EARNINGS PER SHARE ................................             30,029              20,378
                                                                    ============        ============

                                                                                         (Concluded)
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      --------------------------------
                                                                           2002              2001
                                                                      ------------        ------------
NET INCOME .........................................................  $     13,267        $      4,024

OTHER COMPREHENSIVE INCOME:

  Net unrealized holding gain on securities available for sale .....             7                 161
                                                                      ------------        ------------

COMPREHENSIVE INCOME ...............................................  $     13,274        $      4,185
                                                                      ============        ============


See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2002
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                          ACCUMULATED                NOTES
                                                                            OTHER                 RECEIVABLE
                                                                            COMPRE-  UNAMORTIZED     FROM       TOTAL
                                                    ADDITIONAL              HENSIVE   RESTRICTED  ISSUANCE OF   STOCK-
                                         COMMON      PAID-IN     RETAINED    (LOSS)/   STOCK COM-   COMMON      HOLDERS'
                                          STOCK      CAPITAL     EARNINGS    INCOME    PENSATION     STOCK      EQUITY
                                        --------------------------------------------------------------------------------
Balance, January 1, 2002 ...........    $    288     $ 283,619     $1,808    $ (34)    $ (1,836)    $(5,578)    $278,267

Issuance of common stock ...........          46        57,912                              210        (866)      57,302
Stock issuance costs ...............                      (790)                                                     (790)
Net income .........................                               13,267                                         13,267
Net unrealized holding gain on
   securities available for sale....                                             7                                     7
Dividends paid                                                     (8,010)                                        (8,010)
                                        --------------------------------------------------------------------------------

Balance, March 31, 2002 ............    $    334     $ 340,741     $7,065    $ (27)    $ (1,626)    $(6,444)    $340,043
                                        ================================================================================


See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                      ---------------------------------
                                                                          2002                2001
                                                                      ------------         ------------
OPERATING ACTIVITIES:

  Net income ....................................................     $     13,267         $      4,024
  Adjustments to reconcile net income to net cash provided by operating activities:
      Rental property depreciation and amortization .............            3,323                2,562
      Amortization of deferred financing fees ...................              265                  220
      Provision for losses on accounts receivable ...............              163                   25
      Gain on disposal of real estate ...........................           (6,122)                  --
      Equity in income of joint ventures ........................             (151)                (127)
      Minority interest in earnings of consolidated subsidiary ..               25                   --
      Minority interest in CEFUS ................................               --                  446
      Deferred income tax expense ...............................               --                  965
  Changes in assets and liabilities:
      Cash held in escrow .......................................               --                  (59)
      Accounts and other receivables ............................            1,755                2,726
      Deposits ..................................................           (1,008)                (683)
      Prepaid and other assets ..................................              203                 (515)
      Accounts payable and accrued expenses .....................              275                 (461)
      Tenants' security deposits ................................             (222)                  47
      Deferred rental income ....................................             (527)                 190
      Due from related parties ..................................              (59)                  35
                                                                      ------------         ------------

        Net cash provided by operating activities ...............           11,187                9,395
                                                                      ------------         ------------

INVESTING ACTIVITIES:
  Additions to and purchase of rental property ..................          (12,469)              (5,241)
  Proceeds from disposal of rental property .....................            8,847                   --
  Cash held in escrow ...........................................           (6,049)                  --
  Additions to notes receivable .................................              (58)                  --
  Distributions received from joint ventures ....................               56                   --
                                                                      ------------         ------------

    Net cash used in investing activities .......................           (9,673)              (5,241)
                                                                      ------------         ------------

FINANCING ACTIVITIES:
  Repayments of mortgage notes payable ..........................          (28,673)              (1,136)
  Borrowings under mortgage notes payable .......................               --                4,700
  Net repayments under credit agreements ........................          (18,409)                (471)
  Deferred financing costs ......................................             (511)                 (58)
  Due to affiliates .............................................               --               (2,378)
  Stock subscription and issuance of common stock ...............           57,302                   12
  Stock issuance costs ..........................................             (790)                  (8)

  Cash dividends paid to stockholders ...........................           (8,010)              (3,366)

  Distributions to minority interest ............................              (25)                  (6)
                                                                      ------------         ------------

 Net cash provided by (used in) financing activities ............              884               (2,711)
                                                                      ------------         ------------

                                                                                             (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                      THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              --------------------------------
                                                                                 2002                 2001
                                                                              ------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ................................           2,398               1,443

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................             906               2,346
                                                                              ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................    $      3,304        $      3,789
                                                                              ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized ....................    $      6,191        $      5,156
                                                                              ============        ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Change in unrealized holding gain on securities available for sale ...    $          7        $        161
                                                                              ============        ============
    Issuance of restricted stock .........................................    $        427        $        811
                                                                              ============        ============
    Common stock issued for note receivable ..............................    $        866
                                                                              ============
    Note receivable from sale of property ................................    $      1,425
                                                                              ============

                                                                                                   (Concluded)
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

1.       ORGANIZATION

         Equity One, Inc., along with its related subsidiaries and joint ventures (collectively, the "Company"), was formed in 1992 for the purpose of holding various real estate investments. The Company is a fully integrated, self-managed, real estate investment trust ("REIT").


         As of March 31, 2002, the Company owned a total of 86 properties, primarily located in metropolitan areas of Florida and Texas, encompassing 54 supermarket-anchored shopping centers, eight drug store-anchored shopping centers, 18 other retail-anchored shopping centers, four commercial properties, one supermarket-anchored development and one drug store-anchored development, as well as interests in three joint ventures which own and operate commercial real estate properties.

         On September 20, 2001, the Company completed the acquisition of Centrefund Realty (U.S.) Corporation ("CEFUS") from First Capital Realty Inc., formerly known as Centrefund Realty Corporation, for approximately $281,000 (including assumed debt). As provided for in the stock exchange agreement, the Company issued 10,500 shares of its common stock to subsidiaries of First Capital Realty Inc. and assumed $149,021 of CEFUS's outstanding debt. The acquisition of CEFUS was partially accounted for on a "push-down" basis and partially in a manner similar to a pooling of interests, due to the acquisition by Gazit Globe (1982) Ltd., the Company's majority shareholder, of a 68.07% controlling interest in Centrefund Realty Corporation on August 18, 2000.

         The Company's results for the quarter ended March 31, 2001 have been restated to incorporate the results of CEFUS for the period of January 1, 2001 to March 31, 2001. The restatement consolidates the operations of Equity One and CEFUS between January 1, 2001 to March 31, 2001, subject to a 31.93% minority interest in CEFUS (the "CEFUS Accounting Treatment"). During the period January 1, 2001 to March 31, 2001, CEFUS operated under the control of Centrefund Realty Corporation as a C-corporation and recorded current and deferred income taxes in connection with its operations. These taxes are reflected on the Company's financial statements by way of the CEFUS Accounting Treatment. Effective September 20, 2001, the Company no longer recorded any provision for income taxes consistent with its acquisition of 100% of CEFUS, and the operation of CEFUS as a qualified REIT subsidiary. In addition, with the Company's September 20, 2001 acquisition of 100% of CEFUS, the Company eliminated the 31.93% minority interest in CEFUS, and recorded the issuance of 10,500 shares of its common stock.

         The effect of the CEFUS Accounting Treatment on the condensed consolidated statement of operations for the three-month period ended March 31, 2001 (unaudited) is as follows:

              REVENUES:
                  Equity One........................................    $  9,827
                  CEFUS ............................................       9,599
                                                                        --------

              Total revenues .......................................    $ 19,426
                                                                        ========

              NET INCOME:
                  Equity One .......................................    $  3,074
                  CEFUS ............................................         950
                                                                        --------

              Total net income......................................    $  4,024
                                                                        ========

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's audited financial statements and related footnotes, included in the Company's 2001 Amended Annual Report on Form 10-K/A filed on March 18, 2002.

         All significant intercompany transactions and balances have been eliminated in consolidation.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, FASB approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards, which were issued in July 2001, established accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to September 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. The Company adopted SFAS No. 142 on January 1, 2002 and no longer amortizes goodwill. For the three-month period ended March 31, 2001, goodwill amortization was $18. Had this statement been adopted in 2001 it would not have resulted in any changes to earnings per share.

         In August 2001, FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSET, which supersedes, but does not replace, SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although earlier application is encouraged. The Company has adopted SFAS No. 144 effective January 1, 2002 and has reflected the sales and operations of disposed properties as discontinued operations.

4.       STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

         In January 2002, the Company issued to the non-employee members of its Board of Directors and the corporate secretary a total of 16 shares of unregistered restricted stock that vest one-half on December 31, 2002 and one-half on December 31, 2003. In addition, an employee received 1 shares of unregistered restricted stock that vest one-third on December 31, 2002, 2003 and 2004, respectively.

         In January 2002, the Company completed a private placement of 688 shares of common stock to a limited number of accredited investors, half of which was purchased by investors that are affiliates of the Company, with gross proceeds of approximately $8,892.

         In March 2002, an officer exercised options to purchase 87.5 shares of common stock in exchange for a promissory note of $866. This note is a full recourse obligation bearing interest at 5% and is secured by the shares of common stock issued upon exercise of the options. Interest is payable quarterly and the full principal balance is due March 30, 2007. This note along with similar, previously executed notes is reflected in the consolidated financial statements as a reduction of stockholders' equity.

         In March 2002, the Company completed a public offering of 3,450 shares of common stock, with gross proceeds of approximately $45,713.

         In March 2002, the Company issued to an officer 18 shares of unregistered restricted stock that vest one-half on March 27, 2003 and one-half on March 27, 2004.

         In March 2002, the Company declared and paid a cash dividend of $.27 per common share.

         In March 2002, the Company issued 335 shares of its common stock at a price of $13.425 in exchange for $4,500 of cash dividends pursuant to the Dividend Reinvestment and Stock Purchase Plan.

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -----------------------
                                                              2002          2001
                                                           ----------   ----------
Denominator for basic earnings per share - weighted
   average shares ...................................          29,354       19,853

Walden Woods Village, Ltd............................              94           94
Unvested employee restricted stock ..................             174          133
Convertible partnership units .......................             262          262
Stock options .......................................             145           36
                                                           ----------   ----------
   Subtotal..........................................             675          525
                                                           ----------   ----------

Denominator for diluted earnings per share - weighted
   average shares....................................          30,029       20,378
                                                           ==========   ==========

         For the three months ended March 31, 2001, basic and diluted earnings per share have been adjusted so that the weighted average number of shares used in those calculations includes the effect of the assumed issuance on August 18, 2000 of 68.07% of the 10,500 shares which were issued in connection with the CEFUS acquisition on September 20, 2001. This adjustment is in accordance with the CEFUS Accounting Treatment described in Note 1 and has the effect of increasing the number of basic and diluted weighted average shares by 7,147 shares.

5.       DISCONTINUED OPERATIONS

         The Company adopted SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSEST and has included the operations and gain on sale of sold properties as discontinued operations for all periods presented. The Company expects to reclassify historical operating results whenever necessary in order to comply with the requirements of SFAS No. 144.

         In February 2002, the Company completed the sale of an office building, located in Florida, for $6,050.

         In February 2002, the Company completed the sale of a parcel of land, located in Florida, for $1,900. As part of the consideration, the Company received a $1,425 note receivable secured by the property.

         In February 2002, the Company completed the sale of a retail center, located in Texas, for $2,590.

6.       ACQUISITIONS

         In February 2002, the Company completed the acquisition of two free-standing drug-stores located in Florida, for purchase prices of $2,400 and $3,800, respectively.

         In February 2002, the Company exercised existing options and acquired two parcels of land located in Florida, for purchase prices of $2,000 and $1,000, respectively. These parcels were purchased from affiliated entities. The parcel acquired for $1,000 was subsequently sold for $1,900 as described above.

7.       BORROWINGS

         In February 2002, the Company entered into a revolving credit facility with a bank for $29,400, secured by mortgages on five rental properties and maturing in February 2005. The credit facility has financial covenants and other restrictions on the Company.

         Each of the existing mortgage loans is secured by a mortgage on one or more of certain of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $122,900, excluding the $1,600 balance on one mortgage loan which is scheduled to be repaid in 2002, contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. The Company is in the process of obtaining the necessary consents from the lenders. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that such consents will be obtained or that the mortgages would not be accelerated. Accordingly, the Company believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's results of operations or financial condition.

8.       MINORITY INTEREST

         On January 1, 1999, a wholly-owned subsidiary of the Company, Equity One (Walden Woods) Inc. (the "Walden Woods General Partner"), entered into a limited partnership as a general partner. An income producing shopping center was contributed by its owners (the "Walden Woods Minority Partners"), and the Walden Woods General Partner contributed 93.656 shares of Company common stock to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net asset value of the property contributed by the Walden Woods Minority Partners, each of the partners received 93.656 limited partnership units. The Company and the Walden Woods Minority Partners have entered into an agreement (the "Redemption Agreement") whereby the Walden Woods Minority Partners can request that the Company purchase either their limited partnership units or any shares of Company common stock which they have received in exchange for their limited partnership units at a price of $10.30 per unit or per share no earlier than two years, nor later than fifteen years, after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented as a liability. In addition, under the terms of the limited partnership agreement, the Walden Woods Minority Partners do not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the Walden Woods Minority Partners to the extent of the dividends declared. The 93.656 shares of common stock of the Company held by the consolidated limited partnership are not considered outstanding in the calculation of basic earning per share.

         On December 5, 2000, a wholly-owned subsidiary of the Company, Equity One (North Port) Inc., entered into a limited partnership (the "Shoppes of North Port, Ltd.") as a general partner. An income producing shopping center was contributed by its owners (the "North Port Minority Partners") and the Company contributed an income producing property to a limited liability company wholly-owned by the Shoppes of North Port, Ltd. Both the North Port Minority Partners and the general partner were issued 261.850 operating partnership units ("OPUs") based on the net value of the properties contributed. The North Port Minority Partners can redeem their OPUs for the Company's common stock on a one-for-one basis or for cash at an agreed upon price of $11.00 per share no earlier than December 10, 2001, nor later than three and one half years thereafter. Accordingly, the minority interest has been presented as a liability in the accompanying condensed consolidated balance sheets. The North Port Minority Partners receive a preferred quarterly distribution equal to a 9.0% annual return on their initial capital contribution. This amount is reflected as interest expense in the condensed consolidated financial statements.

         For the period from August 18, 2000 until the closing of the acquisition of CEFUS on September 20, 2001, the Company recorded the 31.93% minority interest in CEFUS described in Note 1 to reflect the 31.93% of CEFUS that Gazit-Globe (1982) Ltd., the Company's majority shareholder, did not own in Centrefund Realty Corporation, the then 100% owner of CEFUS. On September 20, 2001, the 31.93% minority interest in CEFUS was eliminated by virtue of the Company's acquisition of 100% of CEFUS.

9.       COMMITMENTS AND CONTINGENCIES

         As of March 31, 2002, the Company has pledged letters of credit totaling $2,000 as additional security for certain financings.

         As of March 31, 2002, the Company has guaranteed the mortgage note payable of $15,000 for one of its joint ventures.

         The Company is subject to litigation in the normal course of business, none of which in the opinion of management will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein and the Company's audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K/A. The results of operations for an interim period may not give a true indication of results for the year.

         Unless the context otherwise requires, all references to "we," "our," "us" and the "Company" in this report refer collectively to Equity One, Inc., and its subsidiaries, including joint ventures.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Total revenues increased by $6.8 million, or 35.4%, to $25.9 million for the three months ended March 31, 2002 from $19.1 million for the comparable period of 2001. This increase was primarily due to an increase in revenues of $5.9 million relating to the acquisition of UIRT in September 2001. Revenues also increased by $963,000 as a result of the acquisition of three shopping centers and two drugstores and the completion of a development project, offset by $284,000 in lost revenues relating to the sales of properties. Additional sources of increased revenues were percentage rents of $251,000, offset by a decline in third party management fees and investment income of $180,000 and an increase in all other property revenues of $194,000.

         Property operating expenses increased by $2.3 million, or 42.8% to $7.8 million for the three months ended March 31, 2002 from $5.5 million for the comparable period of 2001. This increase was primarily due to an increase in operating expenses of $2.4 million relating to the acquisition of UIRT. Operating expenses also increased by $250,000 as a result of the acquisitions mentioned above, offset by $167,000 in reduced expenses relating to the sale of three properties. All other property operating expenses declined by $183,000.

         Rental property depreciation and amortization increased by $761,000, or 29.7% to $3.3 million for the three months ended March 31, 2002 from $2.6 million for the comparable period of 2001. This increase was primarily due to an increase in depreciation of $661,000 relating to the acquisition of UIRT and a $101,000 increase related to other acquisitions.

         Interest and amortization of deferred financing fees increased by $1.0 million, or 19.9%, to $6.3 million for the three months ended March 31, 2002 from $5.3 million for the comparable period of 2001. This increase was primarily due to an increase in interest expense of $1.2 million relating to the assumption of mortgage loans in the acquisition of UIRT. In addition, interest increased $335,000 from the closing of two new loans and increased $305,000 from a higher average balance on the revolving credit facilities. These increases to interest expense were partially offset by the payoff of five loans reducing interest by $426,000, an increase in capitalized interest of $164,000 and a decline in interest expense on same mortgage notes of $199,000 due to decreased interest rates.

         General and administrative expenses increased by $1.2 million, or 146.1%, to $2.0 million for the three months ended March 31, 2002 from $811,000 for the comparable period of 2001. Compensation and employer related expenses increased by $394,000, professional fees increased by $164,000, previously capitalized preacquisition due diligence costs for projects that did not materialize were written off totaling $612,000, and all other expenses increased by $15,000.

         During 2001, we recorded a minority interest in CEFUS of $446,000 and current and deferred taxes of $785,000 related to CEFUS. Upon the acquisition of CEFUS we no longer record these items. All other income items primarily relate to the earnings from joint ventures

         We sold three properties which are being reflected as discontinued operations for the three-month periods ended March 31, 2002 and 2001. The sale of these three properties produced a gain of $6.1 million and income from discontinued operations of $507,000 for 2002 and $68,000 for 2001.

         As a result of the foregoing, net income increased by $9.2 million, or 229.7%, to $13.3 million for the three months ended March 31, 2002 compared to $4.0 million for the comparable period in 2001.

FUNDS FROM OPERATIONS

         We consider Funds From Operations ("FFO") a widely used and appropriate supplemental measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means income (loss) before minority interest (determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains (losses) from debt restructuring, sales of property and deferred income taxes, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present FFO to assist investors in analyzing our performance. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITS. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating our operating performance.

         The following table illustrates the calculation of FFO (in thousands) for the three-month periods ended March 31, 2002 and 2001:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         ------------------------
                                                                          2002           2001
                                                                         --------      ----------
Net income ............................................................  $ 13,267      $    4,024
 Adjustments:
   Depreciation of real estate assets .................................     3,263           2,556
   Amortization of capitalized leasing fees ...........................        66              21
   Gain on disposal of real estate ....................................    (6,122)             --
   Minority interest in earnings of consolidated subsidiary ...........        25              --
 Other Items:
   Interest on convertible partnership units ..........................        65              64
   Deferred income tax benefit ........................................        --             965
   Share of joint venture real estate depreciation ....................       174              18
   Minority interest share of FFO adjustments .........................        --            (748)
                                                                         --------      ----------

FUNDS FROM OPERATIONS .................................................  $ 10,738      $    6,900
                                                                         ========      ==========

         FFO increased by $3.8 million, or 55.6%, to $10.7 million for the three months ended March 31, 2002, from $6.9 million for the comparable period of 2001. The increase is primarily the result of the inclusion of UIRT's results for the current period, and the increases in income described above.

         The effect of the CEFUS Accounting Treatment on the calculation of FFO for the three-month period ended March 31, 2001 (unaudited) is as follows:

              FUNDS FROM OPERATIONS:
                  Equity One ........................................   $  4,354
                  CEFUS .............................................      2,546
                                                                        --------

              Total funds from operation ............................   $  6,900
                                                                        ========

CASH FLOW


         Net cash provided by operations of $11.2 million for the three months ended March 31, 2002 included: (i) net income of $13.3 million, (ii) adjustment for non-cash and gain on sale items which decreased cash flow by $2.5 million, and (iii) a net decrease in operating assets and liabilities of $400,000, compared to net cash provided by operations of $9.4 million for the three months ended March 31, 2001, which included (i) net income of $4.0 million, (ii) adjustment for non-cash items which increased cash flow by $4.1 million, and
(iii) a net increase in operating assets and liabilities of $1.3 million.

         Net cash used in investing activities of $9.7 million for the three months ended March 31, 2002 included: (i) the acquisition of two drugstores and two parcels of land for $9.2 million, (ii) construction, development and other capital improvements of $3.3 million, and (iii) proceeds from the sale of three properties of $8.8 million, of which $6.0 million has been escrowed for a tax free exchange, compared to net cash used in investing activities of $5.2 million for the three months ended March 31, 2001 which included: (i) the purchase of one property for $2.0 million, and (ii) improvements to rental properties and construction expenditures relating to development projects totaling $3.2 million.

         Net cash provided by financing activities of $884,000 for the three months ended March 31, 2002 included: (i) the payoff of five loans for $27.3 million and monthly principal payments on mortgage notes of $1.4 million, (ii) net repayments on revolving credit facilities of $18.4 million, (iii) cash dividends paid to common stockholders of $8.0 million, (iv) net proceeds from issuance of common stock of $56.5 million, and (v) other miscellaneous uses of $536,000, compared to net cash used by financing activities of $2.7 million for the three months ended March 31, 2001 which included: (i) principal payments on mortgage notes of $1.1 million, (ii) borrowings under a new mortgage note of $4.7 million, (iii) net repayments on the revolving credit facility of $471,000,
(iv) cash dividends paid to common stockholders of $3.4 million, (v) reduction of obligations to affiliates of $2.4 million and (vi) other miscellaneous uses of $60,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal demands for liquidity are maintenance expenditures, repairs, property taxes and tenant improvements relating to rental properties, acquisition and development activities, debt service and repayment obligations, and distributions to its stockholders. The principal sources of funding for the Company's operations are operating cash flows, the issuance of equity securities, the placement of mortgage loans and periodic borrowings under the Company's revolving credit facilities.

         As of March 31, 2002, we had a $10.8 million revolving credit agreement secured by five properties with City National Bank of Florida. In February 2002, the amount was reduced from a prior authorization of $20.6 million through the release of certain collateral. This facility accrues interest at 2.25% over the thirty-day LIBOR rate, payable monthly, adjusted every six months, and is due on demand. A one-year extension of this facility at similar terms is in the process of being finalized. This facility has been used to provide a $1.0 million letter of credit in connection with the Pine Island/Ridge Plaza financing and to support approximately $448,000 in escrows for property taxes on the properties comprising its collateral, thereby reducing its gross availability to approximately $9.4 million.

         On September 17, 2001, we entered into a $30.0 million revolving line of credit with Bank Leumi Le-Israel B.M. This facility accrues interest at 1.25% over the 30 or 90-day LIBOR rate, at our option, and is payable monthly or quarterly depending on our rate selection. The facility matures in September 2002, with an option to extend it an additional 180 days. Under the Bank Leumi credit agreement, we agreed not to mortgage or encumber seven of our properties, as amended on February 18, 2002.

         On February 27, 2002, we entered into a revolving credit facility with Wells Fargo under which we may borrow up to $29.4 million against a borrowing base of five properties pledged to secure the facility. Borrowings under the facility will bear interest, at our option, at the prime rate or based on LIBOR plus a margin ranging from 1.15% if the ratio of our total liabilities to gross asset value is less than 0.5, to 1.50% if the ratio of our total liabilities to gross asset value is or exceeds 0.60. The entire principal amount is due February 26, 2005. This new facility also prohibits shareholder distributions in excess of 95% of funds for operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, we can make shareholder distributions to avoid income taxes on asset sales. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT. The facility also contains financial covenants that require us to maintain:

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

         Our revolving credit facility balances as of March 31, 2002 and December 31, 2001 consisted of the following:

                                                                       MARCH 31, 2002      DECEMBER 31, 2001
                                                                       --------------      -----------------
                                                                                 (in thousands)
        REVOLVING CREDIT FACILITIES
           City National Bank ......................................... $      --              $   1,409
           Bank Leumi .................................................     9,000                 26,000
           Wells Fargo ................................................        --                    N/A
                                                                        ---------              ---------

               Total revolving credit facilities ...................... $   9,000              $  27,409
                                                                        =========              =========

               As of March 31, 2002, the amount available under the various revolving credit facilities is $59.8 million.

         Our mortgage note balances as of March 31, 2002 and December 31, 2001 consisted of the following:

                                                                       MARCH 31, 2002     DECEMBER 31, 2001
                                                                       --------------     -----------------
                                                                                 (in thousands)
        MORTGAGE NOTES PAYABLE
           Fixed rate mortgage loans .................................. $ 291,739              $ 296,887
           Variable rate mortgage loans ...............................    24,635                 48,160

               Total mortgage notes payable ........................... $ 316,374              $ 345,047

         Each of the mortgage loans is secured by a mortgage on one or more of certain of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $122.9 million, excluding the $1.6 million balance on one mortgage loan which is scheduled to be repaid in 2002, contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. We are in the process of obtaining the necessary consents from the lenders. Based on discussions with various lenders to date, current credit market conditions and other factors, we believe that such consents will be obtained or that the mortgages would not be accelerated. Accordingly, we believe that the ultimate outcome of this matter will not have a material adverse impact on our results of operations or financial condition.

         As of March 31, 2002, our total debt of $325.4 million less our cash and cash equivalents, cash held in escrow and securities available for sale, or $312.6 million divided by our gross real estate assets of $664.0 million equals 47.1%.

         As of March 31, 2002, the balances due at the maturity of our various mortgage loans (excluding revolving credit facilities) are as follows:

                                               PRINCIPAL BALANCE DUE AT
                            YEAR                       MATURITY
                 ---------------------------   ------------------------

                 2002.......................          $ 16,989
                 2003.......................                --
                 2004.......................            24,635
                 2005.......................            21,254
                 2006.......................            26,470
                 Thereafter.................           172,998
                                                     ---------

                     Total..................         $ 262,346
                                                     =========

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

         We commenced development in March 2002 of an 84,000 square foot supermarket-anchored shopping center on a parcel of land located at the southeast corner of S.W. 147th Avenue and Coral Way in Miami-Dade County, Florida. We anticipate the cost of development to be approximately $10.0 million, including $2.0 million we have already incurred upon the exercise of our option to purchase from several of our affiliates all of the outstanding shares of common stock of Equity One (Coral Way), Inc. the sole asset of which consisted of this parcel of land. We expect to commence development in late 2002 of a 25,000 square foot drug-store anchored shopping center on a parcel of land we already own at the northeast corner of S.W. 147th Avenue and Coral Way in Miami-Dade County, Florida at a total cost of $2.0 million. We expect to commence development in late 2002 of an additional 40,000 square feet at our Skylake Shopping Center in Miami-Dade County, Florida at a total cost of $3.0 million. We expect to fund the costs of these development projects with cash flow from operations and borrowings under our various revolving credit facilities.

         On January 18, 2002, we completed a private placement of 688,000 shares of our common stock to a limited number of accredited investors. In connection with the private placement, we sold an aggregate of 344,000 shares of our common stock at a price of $12.80 per share to unaffiliated investors and 344,000 shares of our common stock at price of $13.05 per share to investors that are affiliates of ours. The net proceeds of $8.9 million from the private placement were used for general corporate purposes.

         On January 23, 2002, we filed a universal shelf registration statement with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants, up to a value of $250 million. The registration statement provides us additional flexibility in accessing capital markets to fund future growth and for general corporate purposes. As of March 31, 2002, our remaining availability under the universal shelf registration totaled $204.3 million.

         On March 27, 2002, we concluded the underwritten sale of 3,450,000 shares of common stock of a price of $13.25 per share through a group of underwriters led by Legg Mason World Market. The net proceeds of $42.9 million from the stock offering were used to repay certain existing indebtedness.

         On March 29, 2002, we issued 335,208 shares of our common stock at a price of $13.425 per share in exchange for $4.5 million of cash dividends pursuant to our Divided Reinvestment and Stock Purchase Plan. As of March 31, 2002, our remaining availability under our Dividend Reinvestment and Stock Purchase Plan totaled 800,397 shares.

         We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available on acceptable terms or at all, and any future equity financing could be dilutive to existing shareholders. If adequate funds are not available, our business operations could be materially adversely affected.

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

INFLATION

         Most of our leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rents based on tenant gross sales above predetermined levels, which rents generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

         Our financial results are affected by general economic conditions in the markets in which its properties are located. An economic recession, or other adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants. The properties are typically anchored by supermarkets, drug stores and other consumer necessity and service retailers which typically offer day-to-day necessities rather than luxury items. These types of tenants, in our experience, generally maintain more consistent sales performance during periods of adverse economic conditions.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the Company's intent, belief or current expectations and those of the Company's management and involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. General economic and business conditions, which will, among other things, affect the demand for retail rental space, availability and creditworthiness of prospective tenants, lease rents, lease-up of vacant space and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate markets including, development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease and interest expense from the variable component of the Company's debt balances will move in the same direction. With respect to its investment portfolio, changes in interest rates generally do not affect the Company's interest income as its investments are predominantly in equity securities. With respect to its notes receivable, changes in interest rates generally do not affect the Company's interest income as its notes receivable are predominantly at fixed-rates for extended terms, and would be unaffected by any sudden change in interest rates. With respect to its mortgage notes payable, changes in interest rates generally do not affect the Company's interest expense as its mortgage notes payable are predominantly at fixed-rates for extended terms with a weighted average life of 6.7 years, and would be unaffected by any sudden change in interest rates. Because the Company has the intent to hold its existing mortgages to maturity (or until the sale of the associated property), there is believed to be no interest rate market risk on the Company's results of operations or its working capital position. The Company's possible risk is from increases in long-term real estate mortgage rates that may occur over a period of several years, as this may decrease the overall value of its real estate.

         The Company estimates the fair market value of its long term, fixed rate mortgage loans using discounted cash flow analysis based on current borrowing rates for similar types of debt. At March 31, 2002, the fair value of the fixed rate mortgage loans was estimated to be $297,272 compared to the carrying value amount of $291,739. If the weighted average interest rate on the Company's fixed rate debt were 100 basis points higher or lower than the current weighted average rate of 7.76%, the fair market value would be $276,189 and $305,202, respectively.

         If the weighted average interest rate on the Company's variable rate debt were 100 basis points higher or lower, annual interest expense would increase or decrease by approximately $336,000 based on the Company's variable rate debt balance on March 31, 2002 (encompassing $9.0 million of revolving credit facilities and $24.6 million of variable rate mortgage loans).

         The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. The Company may use a variety of financial instruments to reduce its interest rate risk, including interest rate swap agreements whereby the Company exchanges its variable interest costs on a defined amount of principal for another party's obligation to pay fixed interest on the same amount of principal, or interest rate caps, which will set a ceiling on the maximum variable interest rate the Company will incur on the amount of debt subject to the cap and for the time period specified in the interest rate cap. At the present time, the Company has no such facilities in place.


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Neither the Company nor the Company's properties are subject to any material litigation. The Company and its properties may be subject to routine litigation and administrative proceedings arising in the ordinary course of business which collectively is not expected to have a material adverse affect on the business, financial condition, results of operations or cash flows of the Company.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 1, 2002 the Company issued to the non-employee members of its Board of Directors and the Secretary a total of 16,000 shares of unregistered restricted stock that vest one-half on December 31, 2002 and one-half on December 31, 2003. In addition, an employee received 1,000 shares of unregistered restricted stock that vests one-third on December 31, 2002, 2003 and 2004, respectively.

         On January 18, 2002, the Company completed a private placement sale of 688,000 shares of the common stock. Ten accredited investors purchased 344,000 shares of common stock at $12.80 per share. Three affiliated members, Alony Hetz Properties & Investments, Ltd., Silver Maple (2001), Inc. and M.G.N. (USA) Inc. purchased 70,000, 150,000, and 124,000 shares of common stock, respectively, at $13.05 per share. The net proceeds of $8.9 million were used for general corporate purposes.

         On March 15, 2002 an officer of the Company exercised options to purchase 87,500 shares of the Company's common stock at a price of $9.90 per share. The Company received a promissory note from the officer as consideration in the amount of $866,250.

         On March 28, 2002, the Company issued 18,000 shares of unregistered restricted stock to an officer as a long-term compensation award. The shares vest one-half on March 27, 2003 and one-half on March 27, 2004.

         The foregoing issuances were made pursuant to exemptions under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.    OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         10.1 Promissory Note and Pledge Agreement, in the amount of $866,250 from Howard Sipzner payable to Equity One, Inc.

         (b)  Reports on Form 8-K:

         During the quarterly period ended March 31, 2002, the Company filed the following reports on Form 8-K:

                 (i) Report on Form 8-K dated March 21, 2002 under Items 5 and 7 made available certain exhibits concerning the public offering of 3,450,000 shares of the Company's common stock.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  May 15, 2002        EQUITY ONE, INC.



                                    /s/  CHAIM KATZMAN
                                    -------------------------------------------
                                    Chaim Katzman
                                    Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ HOWARD M. SIPZNER
                                    -------------------------------------------
                                    Howard M. Sipzner
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                                                    EXHIBIT 10.1
                                                                    ------------



                                 PROMISSORY NOTE
                                 ---------------

$ 866,250.00                     Miami, Florida                   March 15, 2002
 -----------


         FOR VALUE RECEIVED, the undersigned promises to pay to the order of EQUITY ONE, INC., a Maryland Corporation the principal sum of EIGHT HUNDRED SIXTY SIX THOUSAND TWO HUNDRED FIFTY DOLLARS ($866,250.00), together with interest thereon from date, at the rate of five and NO/100 (5.00%) percent per annum until maturity, payable interest only in the sum of $10,828.13 quarterly, commencing on June 30, 2002 and each September 30, December 30, March 30 and June 30, thereafter until March 30, 2007, when the principal balance of $866,250.00 plus accrued interest, if any, shall be due and payable; Said principal and interest being payable in lawful money of the United States or its equivalent,

                                EQUITY ONE, INC.
                          1696 N.E. Miami Gardens Drive
                           North Miami Beach, FL 33179

         This note may be prepaid, in part or in full, at any time; without prepayment penalty. Any payment received more than ten (10) days after the due date shall be subject to a five (5%) per cent late fee. In the event any payment is not received within ten (10) days of the due date, then in such event, the borrower shall be deemed in default, the interest rate thereafter will automatically increase to the maximum rate then permitted by law and Mortgagee shall be entitled to all remedies available.

         The holder hereof shall have the optional right to declare the principal sum disbursed hereunder and all accrued interest thereon to be due and forthwith payable in advance of the maturity date fixed herein upon the failure of the undersigned to pay, when due, any one of the installments of interest or, at the option of the holder, upon the occurrence of any other event of default by the undersigned in the Mortgage securing this Note after 15 days written notice from the Holder to Maker. Failure to exercise this option with respect to any failure or breach by the undersigned shall not constitute a waiver of the right as to any subsequent failure or breach.

         In no event shall interest (including any charge or fee held to be interest by a court of competent jurisdiction) accrue to be payable herein in excess of the highest contract rate allowable by law for the time such indebtedness shall be outstanding and unpaid, and if by reason of the acceleration of maturity of such indebtedness, or for any other reason, interest in excess of the highest legal rate shall be due or paid, any such excess shall constitute and be treated as a payment on the principal hereof and shall operate to reduce such principal by the amount of such excess, or if in excess of the principal indebtedness, such excess shall be waived or refunded to the maker.

         Each maker and endorser severally waives demand, protest, notice of maturity and notice of nonpayment and all requirements necessary to hold each of them liable as makers and endorser.

         Each maker and endorser further agrees, jointly and severally, to pay all costs of collection, including a reasonable attorney's fee in case the principal of this note or any payment on the principal or any interest thereon is not paid at the respective maturity thereof, or in case it becomes necessary to protect the security hereof, whether suit be brought or not.

         Upon default, this note and deferred interest payments shall bear interest at the maximum rate allowed by law.

         This note is secured by a Pledge Agreement of even date herewith and is to be construed and enforced according to the laws of the State of Florida; upon default in the payment of principal and/or interest due on any note secured by said Pledge Agreement, all notes so secured and remaining unpaid shall forthwith become due and payable notwithstanding their tenor.

         All of the covenants, conditions, and agreements contained in the Pledge Agreement and any other document evidencing the loan are hereby made a part of this instrument.

         The Lender and the Maker specifically agree that they waive all rights to rely on or enforce any oral statements made prior to or subsequent to the signing of this document.

         The Lender and the Maker hereby knowingly, voluntarily and intentionally waive the right either may have to a trial by jury with respect to any litigation based hereon, or arising out of, under or in connection with this document, and any agreement contemplated to be executed in conjunction herewith, or any course of conduct, course of dealing, statements (whether verbal or written) or actions of either party made before, during, or after the execution of this document.

         Venue and jurisdiction shall be in Miami Dade County, Florida, for any affirmative or defensive legal proceeding in connection with this document and/or any other document signed by the mortgagors, and/or borrowers in favor of the Lender.

         In Witness Whereof, the parties have set their hands and seals on the date first above written.



----------------------------------------------

/s/ HOWARD SIPZNER
----------------------------------------------
HOWARD SIPZNER

                                PLEDGE AGREEMENT
                                ----------------

         THIS PLEDGE AGREEMENT made and entered into this 15TH day of MARCH, 2002 by and among HOWARD SIPZNER ("Pledgor") and EQUITY ONE, INC. (the "Secured Party").

         WHEREAS, Pledgor has exercised 87,500 options at $9.90 per option to purchase 87,500 shares of common stock of Equity One, Inc., par value $.01 per share (the "Company"), which Pledgor intends to pledge as described herein, (the "Common Shares");

         WHEREAS, Pledgor is an employee of the Company and has received a loan from the Company evidenced by a Promissory Note dated on even date in the sum of $866,250 to pay for the Common Shares acquired through the exercise of the options;

         WHEREAS, the Company has requested from the Pledgor and the Pledgor has agreed to pledge the Common Shares to secure the repayment of the loan.

         WHEREAS, in consideration of the loan granted by the Company to the Pledgor, the Pledgor has agreed to pledge its Common Shares to the Company; and

         WHEREAS, as an additional inducement for the Company to grant the loan, the Pledgor has agreed, Company a security interest in the Common Shares and any proceeds thereof to secure the loan pursuant to this Pledge Agreement.

         NOW, THEREFORE, in consideration of the mutual promises, covenants and conditions, hereinafter set forth and for other good and valuable consideration, the receipt and adequacy of which is hereby expressly acknowledged, the parties hereto agree as follows:

(a) INDEBTEDNESS SECURED. This Pledge Agreement is executed to secure the indebtedness of the Pledgor to the Company.

(b) PLEDGE OF COLLATERAL. The Pledgor hereby pledges, assigns, transfers, sets over, delivers and grants to the Company, subject to Section 4, a first priority security interest in and to the Common Shares and any proceeds thereof including, without limitation, any and all dividends (other than dividends for taxes), cash, instruments and other property from time to time received, receivable, or otherwise distributed in respect of, or in exchange for, any of the Common Shares (such proceeds and the Common Shares are collectively, the "Collateral"). Pledgor is delivering the Common Shares to the Company, for the purpose of holding said Common Shares as pledge holder pursuant to the terms of this Pledge Agreement. The Company shall have no right in and to the Collateral except as provided in this Pledge Agreement, and the Company shall not have any right to encumber or dispose of the Collateral except in accordance with the provisions of this Pledge Agreement.

2. REPRESENTATIONS, WARRANTIES AND COVENANTS. Pledgor hereby represents to the Company as follows: (i) the Pledgor has the capacity to enter into this Pledge Agreement and to pledge the Common Shares to the Company hereunder, (ii) Pledgor owns the Common Shares free and clear of any and all liens, charges, encumbrances and security interests thereon, (iii) the Common Shares are validly issued, fully paid and non-assessable, and (iv) no authorization, approval, or other action by, and no notice to or filing with, any governmental authority or regulatory body is required either (a) for the pledge by the Pledgor of the Common Shares pursuant to this Pledge Agreement or for the execution, delivery or performance of this Pledge Agreement by the Pledgor, or (b) for the exercise by the Company of the rights provided for in this Pledge Agreement or the remedies in respect of the Common Shares pursuant to this Pledge Agreement (except as may be required in connection with such disposition by laws affecting the offering and sale of securities generally). Pledgor also represents that Pledgor is solvent at the time of the execution of this Agreement and that Pledgor is benefitting from the Pledge; and that it has received reasonable equivalent value for pledging the shares as security for the Loan from the Company to the Pledgor.

3. DIVIDEND AND VOTING RIGHTS. So long as no Default (as defined herein) has occurred and is continuing, the Common Shares shall be treated as stock of the Pledgor, and the Pledgor shall be entitled to vote such shares and to receive all dividends and distributions thereon.

4. ADJUSTMENTS. In the event that, during the term of this Pledge Agreement, any stock dividend, reclassification, readjustment, or other change is declared or made in the capital structure of the Company, all new, substituted, and additional shares, or other securities, issued in respect of the Common Shares by reason of any such change shall be held by the Company, subject to the lien of this Pledge Agreement and under the terms of this Pledge Agreement in the same manner as the Common Shares pledged hereunder.

5. PAYMENT OF INDEBTEDNESS. Upon payment of the principal and interest of the indebtedness, the Company shall execute and deliver a confirmation of the termination of this Pledge Agreement and the Common Shares shall be returned to the Pledgor. Upon full payment of the principal and interest of the indebtedness, this Pledge Agreement shall become null and void.

6. DEFAULT. Upon the occurrence of each of the following events, the Company shall be entitled to effect the immediate repayment of all sums that are and/or shall be owed in any manner whatsoever by the Pledgor to the

Company and such sums shall bear interest at the Maximum Interest Rate prevailing, from the date that such event has occurred until total repayment by the Pledgor:

         (a) If, on due date, the Pledgor has not paid any principal or interest or expenses including any levies, taxes and fees or any other sums.



         (b) If the Pledgor breaches or fails to uphold any of the terms contained in this or any other document or deed that has been or shall be signed on his behalf or it becomes evident that any of the declarations that have been or shall be made on behalf of the Pledgor in this or any other document is incorrect, or inaccurate.

         (c) If a petition is filed requesting the appointment of a temporary or permanent receiver, or a temporary or permanent receiver or manager, or a Receiving Order against the Pledgor is issued over the assets of the Pledgor and/or Pledgor or any portion of the assets of the Pledgor.

         (d) If a temporary or permanent receiver or receiver and manager for all or any portion of the assets of the Pledgor is appointed.

         (e) If any competent court in Maryland or Florida or elsewhere institutes attachments or execution or any like proceedings against any portion of the assets of the Borrower or if attachment or execution or any like proceedings are instituted over all or any portion of the Collateral which has been or shall be furnished to the Company.

         (f) If the Company, at its absolute discretion, deems that since the signing of this Agreement a change has occurred in the condition of the Pledgor to which the Company had not given its prior written consent. Without derogating from the generally of the foregoing, the following acts shall be deemed to constitute a change in the condition of the Pledgor:

                        (i) a voluntary or other transfer of shares (except the
                 transfer of shares by succession) which affect or are likely to affect the condition of the Pledgor.

         (g) If the Borrower ceases to pay debts or manage its affairs or reaches a compromise or arrangement with its creditors.

         (h) If the Company, at its discretion, deems that some event occurred that has or might impair the financial position of the Pledgor.

In addition to all remedies provided herein and according to law, the Company shall have the following remedies: PRIVATE SALES: (a) The Pledgor recognizes that the Company may be unable to effect a public sale of any or all the Pledged Stock, by reason of certain prohibitions contained in the Securities Act and applicable state securities laws or otherwise, and may be compelled to resort to one or more private sales thereof to a restricted group of purchasers which will be obliged to agree, among other things, to acquire such securities for their own account for an investment and not with a view to the distribution or resale thereof. The Pledgor acknowledges and agrees that any such private sale may result in prices and other terms less favorable than if such sale were a public sale and, not withstanding such circumstances, agrees that any such private sale shall be deemed to have been made in a commercially reasonable manner. The Company shall be under no obligation to delay a sale of any of the Pledged Stock for the period of time necessary to permit the Issuer thereof to register such securities for the public sale under the Securities Act, or under applicable state securities laws, even if such Issuer would agree to do so.

         (b) The Pledgor further agrees to use commercially reasonable efforts to do so or cause to be done all such other acts as may be necessary to make such sale or sales of all or any portion of the Pledged Stock pursuant to this
Section valid and binding and in compliance with any and all other applicable requirements of law.

6. NOTICES. All notices, requests, demands or other communications which are required or permitted to be given hereunder shall be in writing and shall be deemed to have been duly given when they are made by facsimile and shall be deemed to be sufficient made if addressed as follows:

         If to the Pledgor:   HOWARD SIPZNER
                              1696 NE Miami Gardens Drive Suite 200
                              North Miami Beach, FL 33179
                              Phone       305-947-1664
                              Facsimile   305-947-1734

         with a copy to:      Estee Kornblum, Esquire
                              385 Donmoor Road
                              Lawrence, NY 11559
                              Phone     516-569-7686
                              Facsimile 212-506-5151

                              If to the Company Equity One, Inc.
                              Attention: Chaim Katzman
                              1696 NE Miami Gardens Drive Suite 200
                              North Miami Beach, FL 33179
                              Phone       305-947-1664
                              Facsimile   305-947-1734

         with a copy to:      Alan J. Marcus, Esquire
                              20803 Biscayne Blvd. Suite 301
                              Aventura, FL 33180
                              Phone      305-937-1800
                              Facsimile  305-937-1857

and any such facsimile properly addressed and sent shall be deemed to have been received within twelve (12) hours after the time of sending. In addition, all notices shall also be sent by courier or messenger, although failure to do so shall not invalidate the facsimile notice.

7. GOVERNING LAW AND JURISDICTION. This Pledge Agreement shall be governed by and construed in accordance with the laws of the State of Florida.

8. VENUE. The parties hereby select the Miami Dade County as the place of jurisdiction for any legal proceeding arising pursuant to this Pledge Agreement.

         IN WITNESS WHEREOF, this Pledge Agreement has been duly executed on the day and year first written above.

                                     PLEDGOR:


                                     /s/ HOWARD SIPZNER
                                     ---------------------------------------
                                     HOWARD SIPZNER

                                     EQUITY ONE, INC.,
                                     A Maryland Corporation


                                     BY: /s/ CHAIM KATZMAN
                                         ------------------------------------
                                         CHAIM KATZMAN, Chief Executive Officer

STATE OF FLORIDA

COUNTY OF MIAMI DADE

         I HEREBY CERTIFY that on this day personally appeared before me, an officer duly authorized to administer oaths and take acknowledgments, HOWARD SIPZNER, ( ) known to me to be the person described in or ( ) who produced ____________________________ as identification, and who executed the foregoing instrument, and acknowledged before me that he executed the same.

         WITNESS my hand and official seal, this 1st day of April , 2002.


                                                 /s/ MICHELE L. GUARD
                                                 -------------------------------
        (Notary Seal)                            NOTARY PUBLIC
My commission expires: 6/14/2002
        No. CC 750963
[X] Personally Known [ ] Other I.D.



STATE OF FLORIDA

COUNTY OF MIAMI DADE

         I HEREBY CERTIFY that on this day personally appeared before me, an officer duly authorized to administer oaths and take acknowledgments, CHAIM KATZMAN, Chief Executive Officer of EQUITY ONE, INC.( ) known to me to be the person described in or ( ) who produced ____________________________ as identification, and who executed the foregoing instrument, and acknowledged before me that he executed the same.

         WITNESS my hand and official seal, this 1st day of April, 2002.


                                                 /s/ MICHELE L. GUARD
                                                 -------------------------------
        (Notary Seal)                            NOTARY PUBLIC
My commission expires: 6/14/2002
        No. CC 750963
[X] Personally Known [ ] Other I.D.