Form 10-Q
period 2002-06-30
EQUITY ONE INC
filed 2002-08-14
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


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



APPLICABLE ONLY TO CORPORATE ISSUERS:

As of the close of business on August 5, 2002, 34,384,296 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                                    FORM 10-Q

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                PAGE
                                                                                                               -------
         Condensed Consolidated Balance Sheets-
         As of June 30, 2002 and December 31, 2001 (unaudited) .................................................   1

         Condensed Consolidated Statements of Operations-
         For the three-month and six-month periods ended June 30, 2002 and 2001 (unaudited) ....................   3

         Condensed Consolidated Statements of Comprehensive Income-
         For the three-month and six-month periods ended June 30, 2002 and 2001 (unaudited) ....................   5

         Condensed Consolidated Statements of Stockholders' Equity-
         For the six-month period ended June 30, 2002 (unaudited) ..............................................   6

         Condensed Consolidated Statements of Cash Flows-
         For the six-month periods ended June 30, 2002 and 2001 (unaudited) ....................................   7

         Notes to the Condensed Consolidated Financial Statements (unaudited) ..................................   9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................  17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............................................  26

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .....................................................................................  27

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .............................................................  27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .......................................................................  28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................................  28

ITEM 5.  OTHER INFORMATION .....................................................................................  28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ......................................................................  28

SIGNATURES .....................................................................................................  29

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                JUNE 30,            DECEMBER 31,
                                                                                  2002                  2001
                                                                              -------------         ------------
ASSETS

RENTAL PROPERTY:
  Land, buildings and equipment...........................................    $     636,519          $   605,820
  Building improvements...................................................           19,638               17,513
  Land held for development...............................................           31,686               23,420
  Construction in progress................................................            8,571                5,416
                                                                              -------------          -----------
                                                                                    696,414              652,169

  Less: accumulated depreciation..........................................          (34,121)             (28,031)
  Property held for sale..................................................           10,131                3,549
                                                                              -------------          -----------

    Rental property, net..................................................          672,424              627,687

CASH AND CASH EQUIVALENTS.................................................              989                  906

CASH HELD IN ESCROW ......................................................            2,311                1,715

SECURITIES AVAILABLE FOR SALE.............................................            1,709                1,681

ACCOUNTS AND OTHER RECEIVABLES, NET.......................................            3,188                5,564

NOTES RECEIVABLE..........................................................           10,881                9,697

DEPOSITS..................................................................            9,034                6,219

INVESTMENTS IN JOINT VENTURES.............................................            7,740                7,742

DEFERRED EXPENSES, NET....................................................            4,441                3,883

GOODWILL, NET.............................................................            2,276                1,281

OTHER ASSETS..............................................................            1,538                2,161
                                                                              -------------          -----------

TOTAL.....................................................................    $     716,531          $   668,536
                                                                              =============          ===========

                                                                                                     (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   2002                 2001
                                                                              -------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

NOTES PAYABLE
  Mortgage notes payable..................................................... $     312,918          $   345,047
  Revolving credit facilities................................................        35,893               27,409
                                                                              -------------          -----------

    Total notes payable......................................................       348,811              372,456

OTHER LIABILITIES
  Accounts payable and accrued expenses......................................        12,435                8,987
  Tenants' security deposits.................................................         4,162                4,090
  Minority interest in equity of consolidated subsidiaries...................         3,869                3,869
  Other liabilities..........................................................           245                  867
                                                                              -------------          -----------

    Total liabilities........................................................       369,522              390,269
                                                                              -------------          -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 par value - 10,000 shares authorized but unissued...             -                    -
  Common stock, $0.01 par value - 100,000 shares authorized, 34,291 and 28,781 shares issued and outstanding for 2002 and 2001,
    respectively.............................................................           343                  288
  Additional paid-in capital.................................................       352,424              283,619
  Retained earnings..........................................................         6,379                1,808
  Accumulated other comprehensive loss.......................................            (6)                 (34)
  Unamortized restricted stock compensation..................................        (5,019)              (1,836)
  Notes receivable from issuance of common stock.............................        (7,112)              (5,578)
                                                                              -------------          -----------

    Total stockholders' equity...............................................       347,009              278,267
                                                                              -------------          -----------

TOTAL........................................................................ $     716,531          $   668,536
                                                                              =============          ===========

                                                                                                     (Concluded)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                          ----------------------------     ------------------------------
                                                             2002             2001            2002               2001
                                                          ----------       -----------     ----------         -----------
RENTAL INCOME:
  Minimum rents....................................       $   18,210       $    13,233     $   36,492         $    26,701
  Expense recoveries...............................            5,088             3,937         11,298               8,051
  Percentage rent payments.........................              274               204          1,215                 778
                                                          ----------       -----------     ----------         -----------
    Total rental income............................           23,572            17,374         49,005              35,530

MANAGEMENT FEES....................................               37               315            135                 556
INVESTMENT INCOME..................................              392               518            805                 968
                                                          ----------       -----------     ----------         -----------
    Total revenues.................................           24,001            18,207         49,945              37,054
                                                          ----------       -----------     ----------         -----------

COSTS AND EXPENSES:
  Property operating expenses......................            6,616             5,207         14,409              10,635
  Interest and amortization of deferred financing
    fees...........................................            5,489             5,571         11,809              10,769
  Rental property depreciation and amortization....            3,349             2,598          6,672               5,126
  General and administrative expenses..............            1,574               731          3,570               1,542
                                                          ----------       -----------     ----------         -----------
    Total costs and expenses.......................           17,028            14,107         36,460              28,072
                                                          ----------       -----------     ----------         -----------

INCOME BEFORE EQUITY IN INCOME OF JOINT
  VENTURES, MINORITY INTEREST IN EARNINGS OF
  CONSOLIDATED SUBSIDIARY, INCOME TAXES,
  MINORITY INTEREST IN CEFUS AND DISCONTINUED
  OPERATIONS.......................................            6,973             4,100         13,485               8,982

EQUITY IN INCOME OF JOINT VENTURES.................              159               172            310                 299

MINORITY INTEREST IN EARNINGS OF
  CONSOLIDATED SUBSIDIARY..........................              (26)              (49)           (51)                (49)
                                                          ----------       -----------     ----------         -----------

INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST IN CEFUS AND DISCONTINUED
  OPERATIONS.......................................            7,106             4,223         13,744               9,232
                                                          ----------       -----------     ----------         -----------

INCOME TAX BENEFIT (EXPENSE)
  Current..........................................                -                 6              -                 186
  Deferred.........................................                -              (514)             -              (1,479)
                                                          ----------       -----------     ----------         -----------
    Total income tax benefit (expense) ............                -              (508)             -              (1,293)
                                                          ----------       -----------     ----------         -----------

INCOME BEFORE MINORITY INTEREST IN
  CEFUS AND DISCONTINUED OPERATIONS................            7,106             3,715         13,744               7,939

MINORITY INTEREST IN CEFUS.........................                -              (285)             -                (731)
                                                          ----------       -----------     ----------         -----------

INCOME FROM CONTINUING OPERATIONS..................            7,106             3,430         13,744               7,208
                                                          ----------       -----------     ----------         -----------

                                                                                                              (Continued)


EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                          ----------------------------     ------------------------------
                                                             2002             2001            2002               2001
                                                          ----------       -----------     ----------         -----------
DISCONTINUED OPERATIONS
  Income from rental properties sold or held for sale..          351               345            858                 591
  Gain on disposal of real estate......................          981                 -          7,103                   -
                                                          ----------       -----------     ----------         -----------
    Total income from discontinued operations..........        1,332               345          7,961                 591
                                                          ----------       -----------     ----------         -----------

NET INCOME.............................................   $    8,438       $     3,775     $   21,705         $     7,799
                                                          ==========       ===========     ==========         ===========

EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE
  Income from continuing operations....................   $     0.21       $      0.17     $     0.44         $      0.36
  Income from discontinued operations..................         0.04              0.02           0.25                0.03
                                                          ----------       -----------     ----------         -----------
    Total basic earnings per share.....................   $     0.25       $      0.19     $     0.69         $      0.39
                                                          ==========       ===========     ==========         ===========

NUMBER OF SHARES USED IN COMPUTING
  BASIC EARNINGS PER SHARE.............................       33,255            19,854         31,316              19,854
                                                          ==========       ===========     ==========         ===========

DILUTED EARNINGS PER SHARE
 Income from continuing operations.....................   $     0.21       $      0.17     $     0.43         $      0.36
 Income from discontinued operations...................         0.04              0.02           0.25                0.03
                                                          ----------       -----------     ----------         -----------
    Total diluted earnings per share...................   $     0.25       $      0.19     $     0.68         $      0.39
                                                          ==========       ===========     ==========         ===========

NUMBER OF SHARES USED IN COMPUTING
   DILUTED EARNINGS PER SHARE..........................       33,967            20,596         31,999              20,472
                                                          ==========       ===========     ==========         ===========

                                                                                                              (Concluded)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                          ---------------------------         --------------------------
                                                            2002              2001              2002             2001
                                                          ----------       ----------         ---------        ---------
Net income............................................    $    8,438       $    3,775         $  21,705        $   7,799

Other comprehensive income:
  Net unrealized holding gain on
    securities available for sale.....................            21               74                28              235
                                                          ----------       ----------         ---------        ---------

Comprehensive income..................................    $    8,459       $    3,849         $  21,733        $   8,034
                                                          ==========       ==========         =========        =========




See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2002
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                                      NOTES
                                                                     ACCUMULATED                   RECEIVABLE
                                                                        OTHER       UNAMORTIZED       FROM         TOTAL
                                             ADDITIONAL             COMPREHENSIVE    RESTRICTED    ISSUANCE OF     STOCK-
                                   COMMON     PAID-IN     RETAINED      (LOSS)/      STOCK COM-       COMMON      HOLDERS'
                                    STOCK     CAPITAL     EARNINGS      INCOME        PENSATION        STOCK       EQUITY
                                    ---------------------------------------------------------------------------------------
Balance, January 1, 2002........... $  288   $  283,619   $  1,808    $      (34)    $   (1,836)    $   (5,578)  $  278,267
  Issuance of common stock.........     55       70,071                                  (3,183)        (1,534)      65,409
  Stock issuance costs.............              (1,266)                                                             (1,266)
  Net income.......................                         21,705                                                   21,705
  Net unrealized holding gain on
    securities available for sale..                                           28                                         28
  Dividends paid...................                        (17,134)                                                 (17,134)
                                    ---------------------------------------------------------------------------------------
Balance, June 30, 2002 ............ $  343   $ 352,424    $  6,379    $       (6)    $   (5,019)    $   (7,112)  $  347,009
                                    =======================================================================================



See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                    ---------------------------------
                                                                                        2002                 2001
                                                                                    -------------        ------------
OPERATING ACTIVITIES:

  Net income .................................................................      $      21,705        $      7,799
  Adjustments to reconcile net income to net cash provided by operating activities:
    Rental property depreciation and amortization...........................                6,787               5,199
    Amortization of deferred financing fees.................................                  413                 753
    Provision for losses on accounts receivable.............................                  249                 (91)
    Gain on disposal of real estate.........................................               (7,103)                  -
    Equity in income of joint ventures......................................                 (310)               (299)
    Minority interest in earnings of consolidated subsidiary................                   51                  49
    Minority interest in CEFUS..............................................                    -                 731
    Deferred income tax expense.............................................                    -               1,479
  Changes in assets and liabilities:
    Cash held in escrow ....................................................                    -                (508)
    Accounts and other receivables..........................................                1,809              (1,134)
    Deposits................................................................               (2,715)             (1,201)
    Prepaid and other assets................................................                    6              (1,435)
    Accounts payable and accrued expenses...................................                2,757                 771
    Tenants' security deposits..............................................                   72                 245
    Other liabilities.......................................................                 (622)                 17
                                                                                    -------------        ------------
      Net cash provided by operating activities..............................              23,099              12,375
                                                                                    -------------        ------------

INVESTING ACTIVITIES:
  Additions to and purchase of rental property..............................              (56,869)             (7,336)
  Proceeds from disposal of rental property.................................               11,148                   -
  Cash held in escrow.......................................................                 (596)                  -
  Repayments of notes receivable............................................                  155                   -
  Distributions received from joint ventures................................                  312                   -
                                                                                    -------------        ------------

      Net cash used in investing activities.................................              (45,850)             (7,336)
                                                                                    -------------        ------------

FINANCING ACTIVITIES:
  Repayments of mortgage notes payable......................................              (32,129)             (1,685)
  Borrowings under mortgage notes payable ..................................                    -               8,452
  Net borrowings under credit agreements....................................                8,484               1,329
  Deferred financing costs..................................................                 (536)                 13
  Due to affiliates.........................................................                    -              (1,536)
  Stock subscription and issuance of common stock...........................               65,409                  12
  Stock issuance costs......................................................               (1,209)                (14)
  Cash dividends paid to stockholders ......................................              (17,134)             (6,700)
  Distributions to minority interest........................................                  (51)                (55)
                                                                                    -------------        ------------

      Net cash provided by (used in) financing activities....................              22,834                (184)
                                                                                    -------------        ------------

                                                                                                           (Continued)


EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                    ---------------------------------
                                                                                        2002                 2001
                                                                                    -------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................................                  83               4,855

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................                 906               2,347
                                                                                    -------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................       $         989        $      7,202
                                                                                    =============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized........................       $      11,728        $      9,740
                                                                                    =============        ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Change in unrealized gain on securities available for sale...............       $          28        $        235
                                                                                    =============        ============
    Issuance of restricted stock.............................................       $       3,183        $      1,346
                                                                                    =============        ============
    Common stock issued for note receivable..................................       $       1,534
                                                                                    =============
    Note receivable from sale of property....................................       $       1,425
                                                                                    =============

                                                                                                          (Concluded)

  See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

1.       Organization
         ------------

         Equity One, Inc., along with its related subsidiaries and joint ventures (collectively, the "Company"), was formed in 1992 for the purpose of holding various real estate investments. The Company operates as a fully integrated, self-managed, real estate investment trust ("REIT").

         As of June 30, 2002, the Company owned a total of 90 properties, primarily located in metropolitan areas of Florida and Texas, encompassing 57 supermarket-anchored shopping centers, eight drug store-anchored shopping centers, 18 other retail-anchored shopping centers, three commercial properties, one drug store-anchored development, and three retail developments, as well as interests in three joint ventures which own and operate commercial real estate properties.

         On September 20, 2001, the Company completed the acquisition of Centrefund Realty (U.S.) Corporation ("CEFUS") from First Capital Realty Inc., formerly known as Centrefund Realty Corporation, for approximately $281,000 (including assumed debt). As provided for in the stock exchange agreement, the Company issued 10,500 shares of its common stock to subsidiaries of First Capital Realty Inc. and assumed approximately $149,021 of CEFUS's outstanding debt. The acquisition of CEFUS was partially accounted for on a "push-down" basis and partially in a manner similar to a pooling of interests, due to the acquisition by Gazit Globe (1982) Ltd., the Company's majority shareholder, of a 68.07% controlling interest in Centrefund Realty Corporation on August 18, 2000.

         The Company's results for the three-month and six-month periods ended June 30, 2001 have been restated to incorporate the results of CEFUS for the period of January 1, 2001 to June 30, 2001. The restatement consolidates the operations of Equity One and CEFUS from January 1, 2001 to June 30, 2001, subject to a 31.93% minority interest in CEFUS (the "CEFUS Accounting Treatment"). During the period from January 1, 2001 to June 30, 2001, CEFUS operated under the control of Centrefund Realty Corporation as a C-corporation and recorded current and deferred income taxes in connection with its operations. These taxes are reflected on the Company's financial statements by way of the CEFUS Accounting Treatment. Effective September 20, 2001, the Company no longer recorded any provision for income taxes consistent with its acquisition of 100% of CEFUS, and the operation of CEFUS as a qualified REIT subsidiary. In addition, with the Company's September 20, 2001 acquisition of 100% of CEFUS, the Company eliminated the 31.93% minority interest in CEFUS, and recorded the issuance of 10,500 shares of its common stock.

         The effect of the CEFUS Accounting Treatment on the condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 (unaudited) is as follows:

                                                            THREE MONTHS         SIX MONTHS
                                                                ENDED              ENDED
                                                            JUNE 30, 2001      JUNE 30, 2001
                                                            -------------      -------------
         REVENUES:
             Equity One................................      $     9,615        $    19,134
             CEFUS ....................................            8,592             17,920
                                                             -----------        -----------

         Total revenues ...............................      $    18,207        $    37,054
                                                             ===========        ===========

         NET INCOME:
             Equity One ...............................      $     3,167        $     6,241
             CEFUS ....................................              608              1,558
                                                             -----------        -----------

         Total net income..............................      $     3,775        $     7,799
                                                             ===========        ===========

         On September 21, 2001, the Company completed the acquisition of United Investors Realty Trust ("UIRT"), a Texas-based REIT, for approximately $147,640 (including assumed debt). As a result of the transaction with UIRT, the Company issued 2,896 shares of its common stock and paid $32,876 in cash consideration to former UIRT shareholders and assumed approximately $79,867 of UIRT's outstanding debt. The acquisition of UIRT was accounted for using the purchase method and the results of UIRT are included in the Company's financial statements from the date of its acquisition.

2.       Basis of Presentation
         ---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's audited financial statements and related footnotes, included in the Company's 2001 Annual Report on Form 10-K/A filed on March 18, 2002.

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         All significant intercompany transactions and balances have been eliminated in consolidation.

         Certain amounts as previously reported have been reclassified to conform to the current period's presentation.

3.       Rental Property
         ---------------

         Income producing property is stated at cost and includes all costs related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of pre-development and certain direct and indirect costs of development. Costs incurred during the predevelopment stage are capitalized once management has identified a site, determined that the project is feasible and it is probable that the Company is able to proceed with the project. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of assets, are capitalized.

         Income producing properties are individually evaluated for impairment when various conditions exist that may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a property are less than its historical net cost basis. Upon determination that a permanent impairment has occurred, the Company records an impairment charge equal to the excess of historical cost basis over fair value. In addition, the Company writes off costs related to predevelopment projects when it determines that it will no longer pursue the project.

         Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

              Buildings                      30-40 years
              Building improvements          5-20 years
              Tenant Improvements            Over the terms of the related lease
              Equipment                      5-7 years

         Total interest expense capitalized to land held for development and construction in progress was $667 and $346 for the three months ended June 30, 2002 and 2001, respectively, and $1,179 and $755 for the six months ended June 30, 2002 and 2001, respectively.

4.       Property Held for Sale
         ----------------------

         As of June 30, 2002, three rental retail properties and one land parcel were classified as property held for sale. These properties have an aggregate gross leasable area of 136 square feet and an aggregate book value of $10,131, net of accumulated depreciation of $486.

         As of December 31, 2001, one rental retail property and one office building were classified as property held for sale. These properties had an aggregate gross leasable area of 276 square feet and an aggregate book value of $3,549, net of accumulated depreciation of $287.

5.       Investments in Joint Ventures
         -----------------------------

         A summary of the Company's investments in joint ventures at June 30, 2002 and December 31, 2001 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                                   JUNE 30,       DECEMBER 31,
                      ENTITY                         LOCATION        OWNERSHIP      2002             2001
        ---------------------------------   ----------------------   ---------   -----------    ---------------
        PG Partners                         Palm Beach Gardens, FL      50.0%     $   3,151          $  3,165
        Oaksquare JV                        Gainesville, FL             50.0%         1,381             1,452
        CDG (Park Place) LLC                Plano, TX                   50.1%         3,208             3,125
                                                                                  ---------         ---------
            Investments in joint ventures                                         $   7,740         $   7,742
                                                                                  =========         =========

          A summary of unaudited financial information for all joint ventures being reported on the equity method of accounting is as follows:

                                                    AS OF              AS OF
                                                   JUNE 30,         DECEMBER 31,
                                                     2002               2001
                                                  ---------         ------------
        Assets:
            Rental properties, net.............   $  47,589          $  47,771
            Cash and cash equivalents..........         755                368
            Other assets.......................       1,388                888
                                                  ---------          ---------
            Total assets.......................   $  49,732          $  49,027
                                                  =========          =========

        Liabilities and Ventures' Equity:
            Mortgage notes.....................   $  44,737          $  43,816
            Other liabilities..................         635                1,018
            Ventures' equity...................       4,360              4,193
                                                  ---------          ---------
            Total .............................   $  49,732          $  49,027
                                                  =========          =========

         The Company's investments in joint ventures, as reported on the condensed consolidated balance sheets, differ from its proportionate share of the joint ventures' underlying net assets due to basis differentials. This basis differential of $5,573 as of June 30, 2002 and December 31, 2001 is being depreciated over the useful lives of the related assets.

         As of June 30, 2002, the Company has guaranteed the mortgage note payable of $15,000 for one of its joint ventures.

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                             2002               2001             2002             2001
                                                          ----------         ----------       ----------        ---------
        Revenues:
            Rental revenues.....................          $    1,751         $    1,588       $    3,583        $   3,267
            Other revenues......................                  19                 60               34               89
                                                          ----------         ----------       ----------        ---------
              Total revenues....................               1,770              1,648            3,617            3,356
                                                          ----------         ----------       ----------        ---------

        Expenses:
            Operating expenses..................                 407                293              825              788
            Interest expense....................                 723                809            1,473            1,646
            Depreciation........................                 279                 86              628              170
            Other expense.......................                  43                116               71              153
                                                          ----------         ----------       ----------        ---------
              Total expense.....................               1,452              1,304            2,997            2,757
                                                          ----------         ----------       ----------        ---------
        Net Income                                        $      318         $      344       $      620        $     599
                                                          ==========         ==========       ==========        =========
        The Company's equity in income of joint
           ventures.............................          $      159         $      172       $      310        $     299
                                                          ==========         ==========       ==========        =========

         Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

6.       Borrowings
         ----------

         Each of the existing mortgage loans is secured by a mortgage on one or more of certain of the Company's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $79,300, contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. Nevertheless, the Company is in the process of obtaining the necessary consents from the lenders. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that such consents will be obtained or that the mortgages will not be accelerated. Accordingly, the Company believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's results of operations or financial condition.

7.       Stockholders' Equity and Earnings Per Share
         -------------------------------------------

         The following table reflects the change in number of shares of common stock outstanding for the first and second quarters of 2002:

                                                      UNREGISTERED      OPTIONS         COMMON
                                                         STOCK         EXERCISED         STOCK            TOTAL
                                                      ------------    -----------    --------------    -----------
First quarter 2002:
   Board of Directors/Corporate Secretary.....                16*                                               16
   Officers...................................                18*              88                              106
   Employees..................................               (5)*                                              (5)
   Security offerings.........................                688                             3,450          4,138
   Dividend Reinvestment Plan.................                                                  335            335
                                                      -----------     -----------    --------------    -----------
      Total first quarter.....................                717              88             3,785          4,590
                                                      -----------     -----------    --------------    -----------

Second quarter 2002:
   Board of Directors/Corporate Secretary.....               (3)*               5                                2
   Officers...................................               235*              74                              309
   Employees..................................                12*               8                               20
   Dividend Reinvestment Plan.................                                                  589            589
                                                      -----------     -----------    --------------    -----------
      Total second quarter....................                244              87               589            920
                                                      -----------     -----------    --------------    -----------
        Total.................................                961             175             4,374          5,510
                                                      ===========     ===========    ==============    ===========

         *Reflects shares of "restricted stock" which are subject to forfeiture and vest over a period of two to five years. Negative amounts reflect the forfeiture of previously issued shares.

         The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three-month and six-month periods ended June 30, 2002 and 2001:

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                           ---------------------------   ------------------------
                                                               2002           2001          2002          2001
                                                           -----------     -----------   ----------    ----------
Denominator for basic earnings per share - weighted
   average shares ...................................          33,255          19,854         31,316       19,854
                                                           ----------      ----------    -----------   ----------

Walden Woods Village, Ltd............................              94              94             94           94
Unvested employee restricted stock ..................             235             211            205          171
Convertible partnership units .......................             262             262            262          262
Stock options .......................................             121             175            122           91
                                                           ----------      ----------    -----------   ----------
   Subtotal..........................................             712             742            683          618
                                                           ----------      ----------    -----------   ----------
Denominator for diluted earnings per share - weighted
   average shares....................................          33,967          20,596         31,999       20,472
                                                           ==========      ==========    ===========   ==========


         For the three-month and six-month periods ended June 30, 2001, basic and diluted earnings per share have been adjusted so that the weighted average number of shares used in those calculations include the effect of the assumed issuance on August 18, 2000 of 68.07% of the 10,500 shares which were issued in connection with the CEFUS acquisition on September 20, 2001. This adjustment is in accordance with the CEFUS Accounting Treatment described in Note 1 and has the effect of increasing the number of basic and diluted weighted average shares by 7,147 shares.

8.       Accounting for Stock Options
         ----------------------------

         The Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in measuring stock-based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under the Company's compensation plan as no grants were made at less than market value. Had compensation expense been determined based upon the fair value at the grant date for awards under the Plan consistent with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and earnings per share on a pro forma basis would have been:

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                     JUNE 30
                                                         ------------------------     ---------------------
                                                           2002           2001          2002         2001
                                                         ---------     ----------     --------     --------

Net Income                      As reported........      $  8,438        $  3,775     $ 21,705      $ 7,799
                                Pro forma..........         8,369           3,707       21,567        7,663

Basic earnings per share        As reported........      $   0.25        $   0.19     $   0.69      $  0.39
                                Pro forma..........          0.25            0.19         0.69         0.39

Diluted earnings per share      As reported........      $   0.25        $   0.19     $   0.68      $  0.39
                                Pro forma..........          0.25            0.19         0.68         0.38

9.       Loans to Executives
         -------------------

         As of June 30, 2002, the Company has loaned $7,112 to various executives in connection with their exercise of options to purchase shares of the Company's common stock. The notes bear interest at rates ranging from 5% to 6.35%. Interest only is payable quarterly and the principal is due between 2006 and 2009.

10.      Minority Interest
         -----------------

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

11.      Dispositions
         ------------

         The Company has adopted SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective January 1, 2002, and has included the operations and gain on sale of sold properties as discontinued operations for all periods presented. The Company expects to reclassify historical operating results whenever necessary in order to comply with the requirements of SFAS No. 144.

         The following table reflects properties being reported in discontinued operations:

                                                                                GROSS SALE PRICE
                                                                                -------------------
                                                                                            UNDER
          DESCRIPTION                    LOCATION              DATE SOLD         SOLD      CONTRACT
        ---------------------         -----------------        ----------      ----------  --------
        Office Building               Miami Beach, FL          February         $ 6,050
        Land Parcel                   Miami, FL                February           1,900
        Retail Center                 Fort Worth, TX           February           2,590
        Residental Property           Miami Beach, FL          June               2,450
        Retail Center                 Miami, FL                July               5,200
        Retail Center                 Orlando, FL              July               3,475
        Retail Center                 Dallas, TX                  --                       $ 2,350
        Land Parcel                   Spring Hill, FL             --                           500

12.      Acquisitions
         ------------

         In February 2002, the Company completed the acquisition of two free-standing drug-stores located in Florida, for purchase prices of $2,400 and $3,800, respectively.

         In February 2002, the Company exercised existing options and acquired two parcels of land located in Florida, for purchase prices of $2,000 and $1,000, respectively. These parcels were purchased from affiliated entities. The parcel acquired for $1,000 was subsequently sold for $1,900.

         In May 2002, the Company completed the acquisition of three supermarket-anchored shopping centers totaling 242,655 square feet with six acres of additional developable land for an aggregate purchase price of $30,325. Two of the properties are located in Florida and one is in Texas. In addition, the Company purchased twelve acres of developable land located in Florida for a purchase price of $1,800.

         In June 2002, the Company completed the acquisition of a supermarket-anchored shopping center totaling 69,037 square feet for a total purchase price of $8,600.

13.      New Accounting Pronouncements and Changes
         -----------------------------------------

         In June 2001, FASB approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards established accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002 and no longer amortizes goodwill. The Company has performed a transitional impairment test of the goodwill and other intangible assets as of January 1, 2002 and has determined that the assets are not impaired. For the three-month and six-month periods ended June 30, 2001, goodwill amortization was $18 and $35, respectively.

         In August 2001, FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes, but does not replace, SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although earlier application is encouraged. The Company has adopted SFAS No. 144 effective January 1, 2002 and has reflected the operations of property held for sale and disposed of properties as discontinued operations, along with any gain on dispositions.

         In April 2002, FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS which rescinds FASB Statement No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, and an amendment of that Statement, FASB Statement No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS. It also rescinds FASB Statement No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OR MOTOR CARRIERS, and amends FASB Statement No. 13, ACCOUNTING FOR LEASES. Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company expects that the impact of adopting SFAS No. 145 will result in restating prior year extraordinary gains (losses) from extinguishment of debt so that they are reflected as part of ordinary income. The Company does not expect that any other provisions of SFAS No. 145 will materially impact the Company subsequent to adoption.

         In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet completed its evaluation of the impact of adopting this Statement.

         Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, NONREFUNDABLE FEES & COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND INITIAL DIRECT COSTS OF LEASES. Approximately $180 of leasing costs for the six months ended June 30, 2002 has been capitalized as deferred expenses and are being amortized over the terms of the leases.

14.      Commitments and Contingencies
         -----------------------------

         As of June 30, 2002, the Company has pledged letters of credit totaling $1,106 as additional security for certain financings.

         The Company is subject to litigation in the normal course of business, none of which in the opinion of management will have a material adverse effect on the financial condition or results of operations of the Company.

15.      Subsequent Events
         -----------------

         In July 2002, the Company entered into a modification agreement to one of its revolving credit facilities to increase the availability to $41,300 from $29,400. This facility is secured by mortgages on six rental properties. Matures in February 2005, and subjects the Company to financial covenants and other restrictions.

         In July 2002, the Company completed the acquisition of a supermarket-anchored shopping center totaling 79,420 square feet for a total purchase price of $9,250 and assumed a mortgage loan of $6,100. In July 2002, the Company sold one unanchored and one supermarket-anchored retail center totaling 102,337 square feet for a combined sale price of $8,675, a portion of which was represented by the buyer's assumption of a loan in the amount of $2,315, and realized total gains of approximately $650.

         In August 2002, the Company negotiated a settlement with one of its lenders whereby it settled a loan secured by a rental property with an outstanding amount due of $4,344 for $2,650. In connection with this repayment, the Company will recognize gain in the amount of $1,761 in the quarter ending September 30, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein and the Company's audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K/A. The results of operations for an interim period may not give a true indication of results for the year.

         Unless the context otherwise requires, all references to "we," "our," "us" and the "Company" in this report refer collectively to Equity One, Inc., and its subsidiaries, including joint ventures.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Results of Operations provides additional information related to the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates and if necessary, adjusts its estimates and judgments, including those related to real estate and development assets, revenue recognition in conjunction with providing development, leasing and management services and equity in earnings of unconsolidated joint ventures. A summary of the Company's accounting policies and procedures are included in the December 31, 2001 consolidated financial statements and notes thereto. Management believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Real Estate and Development Assets
----------------------------------

         The Company capitalizes acquisition and construction costs, property taxes, interest and other miscellaneous costs that are directly identifiable with a project, from pre-acquisition until the time that construction is complete and the development is ready for its intended use, in accordance with SFAS No. 67 and SFAS No. 34. The Company allocates the capitalized project costs to the various components of the project based on the components' relative fair value. The Company's cost allocation method requires the use of management estimates regarding the fair market value of each project component. Management bases its estimates on current market appraisals, comparable sales, existing sale and purchase contracts, historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the fair market value of real estate assets. Actual results may differ from these estimates and anticipated returns on a project, as well as the gain or loss on disposition of the individual project components could vary significantly from estimated amounts.

         Management reviews long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates that the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such asset is considered to be impaired, the Company records impairment losses and reduces the carrying amount of impaired asset to an amount that reflects the fair value of the asset at the time impairment is evident. The Company's impairment review process relies on management's judgment regarding the indicators of impairment, the remaining life of the asset used to generate the asset's undiscounted cash flows, and the fair value of the asset at a particular point in time. Management uses historical experience, current market appraisals and various other assumptions to form the basis for making judgments about the impairment of real estate assets. Under different assumptions or conditions, the asset impairment analysis may yield a different outcome, which would alter the Company's ultimate return on its assets, as well as the gain or loss on the eventual disposition of the asset.

Revenue Recognition
-------------------

         The Company, as lessor, has retained substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Revenue from percentage rent is recognized when tenants' sales have reached certain levels specified in the respective leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period when the applicable costs are incurred.

Investment in Unconsolidated Joint Ventures
-------------------------------------------

         The Company does not consider itself to be in control of joint ventures when major business decisions require the approval of at least one other managing equity owner. Accordingly, the Company accounts for its joint ventures in which it does not retain complete control under the equity method.

         The Company calculates the equity in income or loss earned from its unconsolidated joint ventures based on its estimate of each equity owner's economic ownership which is estimated based on anticipated stabilized cash flows as they would be allocated to each equity owner based on how cash flow is distributed. Generally, under the terms of the respective joint venture agreements, net ordinary cash flow is distributed to each equity owner in accordance with the equity owner ownership percentages.

Accounting for Stock Options
----------------------------

         The Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in measuring stock-based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under the Company's compensation plan as no grants were made at less than market value. In accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, compensation expense would be recognized based upon the fair value of the award at the grant date.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Total revenues increased by $5.8 million, or 31.8%, to $24.0 million for the three months ended June 30, 2002 from $18.2 million for the comparable period of 2001. This increase was due to an increase in revenues of $5.8 million relating to properties acquired in the UIRT transaction in September 2001 and an increase of $671,000 as a result of the acquisition of four shopping centers and two drugstores and the completion of a development project, offset by a decline in third party management fees and investment income of $404,000 and a decline in all other property revenues of $279,000.

         Property operating expenses increased by $1.4 million, or 27.1%, to $6.6 million for the three months ended June 30, 2002 from $5.2 million for the comparable period of 2001. This increase was due to an increase in operating expenses of $1.5 million relating to properties acquired in the UIRT transaction. Operating expenses also increased by $132,000 as a result of the acquisitions of the six properties mentioned above, and other property operating expenses declined by $223,000.

         Interest and amortization of deferred financing fees decreased by $82,000, or 1.5%, to $5.5 million for the three months ended June 30, 2002 from $5.6 million for the comparable period of 2001. This decrease was primarily due to the repayment of six loans reducing interest by $646,000, an increase in capitalized interest of $321,000, a decline of $240,000 due to lower interest rates for variable rate mortgages and reduced deferred loan fee amortization of $448,000. These decreases were offset by an increase in interest expense of $1.2 million relating to the assumption of mortgage loans in the acquisition of UIRT. In addition, interest increased $263,000 from the closing of one new loan and increased $121,000 from a higher average balance on the revolving credit facilities.

         Rental property depreciation and amortization increased by $751,000, or 28.9%, to $3.3 million for the three months ended June 30, 2002 from $2.6 million for the comparable period of 2001. This increase was primarily due to an increase in depreciation of $662,000 relating to properties acquired in the UIRT transaction and an $89,000 increase related to other property acquisitions.

         General and administrative expenses increased by $843,000, or 115.3%, to $1.6 million for the three months ended June 30, 2002 from $731,000 for the comparable period of 2001. Compensation and employer related expenses increased by $489,000, professional fees increased by $75,000, preacquisition costs for projects that did not materialize were written off totaling $83,000, printing and public relations increased by $95,000, and all other expenses increased by $102,000.

         During 2001, we recorded minority interest in CEFUS of $285,000 and current and deferred income taxes of $508,000 related to CEFUS. Upon the acquisition of CEFUS, we no longer record these items. All other income items primarily relate to earnings from joint ventures.

         The income from properties sold and from the properties held for sale as of June 30, 2002 is reflected as discontinued operations for the three-month periods ended June 30, 2002 and 2001. The property sold in the three-month period ended June 30, 2002 produced a gain of $981,000 and the properties sold and held for sale as of June 30, 2002 resulted in income from discontinued operations of $351,000 for 2002 and $345,000 for 2001.

         As a result of the foregoing, net income increased by $4.7 million, or 123.5%, to $8.4 million for the three months ended June 30, 2002 compared to $3.8 million for the comparable period in 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Total revenues increased by $12.9 million, or 34.8%, to $49.9 million for the six months ended June 30, 2002 from $37.0 million for the comparable period of 2001. This increase was primarily due to an increase in revenues of $11.8 million relating to properties acquired in the UIRT transaction in September 2001 and an increase of $1.0 million as a result of the acquisition of four shopping centers and two drugstores and the completion of one development project, an increase in expense recoveries and other revenues of $675,000 offset by a decline in third party management fees and investment income of $584,000.

         Property operating expenses increased by $3.8 million, or 35.5%, to $14.4 million for the six months ended June 30, 2002 from $10.6 million for the comparable period of 2001. This increase was primarily due to an increase in operating expenses of $3.4 million relating to properties acquired in the UIRT transaction. Operating expenses also increased by $160,000 as a result of the acquisitions and developments mentioned above, and all other property operating expenses increased by $253,000.

         Interest and amortization of deferred financing fees increased by $1.0 million, or 9.7%, to $11.8 million for the six months ended June 30, 2002 from $10.8 million for the comparable period of 2001. This increase was primarily due to an increase in interest expense of $2.4 million relating to the assumption of mortgage loans in the acquisition of UIRT. In addition, interest increased $573,000 from the closing of two new loans and increased $395,000 from higher average balances on the revolving credit facilities. These increases were partially offset by the repayment of six loans reducing interest by $1.1 million, an increase in capitalized interest of $485,000, a decline of $379,000 due to lower interest rates for variable rate mortgages and reduced deferred loan fee amortization of $353,000.

         Rental property depreciation and amortization increased by $1.5 million, or 30.2%, to $6.7 million for the six months ended June 30, 2002 from $5.1 million for the comparable period of 2001. This increase was primarily due to an increase in depreciation of $1.3 million relating to the acquisition of UIRT and a $200,000 increase related to acquisitions.

         General and administrative expenses increased by $2.0 million, or 131.5%, to $3.6 million for the six months ended June 30, 2002 from $1.5 million for the comparable period of 2001. Compensation and employer related expenses increased by $796,000, professional fees increased by $271,000, previously capitalized preacquisition due diligence costs for projects that did not materialize were written off totaling $695,000, printing and public relations increased by $99,000, and all other expenses increased by $139,000.

         During 2001, we recorded minority interest in CEFUS of $731,000 and current and deferred income taxes of $1.3 million related to CEFUS. Upon the acquisition of CEFUS, we no longer record these items. All other income items primarily relate to earnings from joint ventures.

         The income from properties sold and the properties held for sale as of June 30, 2002 is reflected as discontinued operations for the six-month periods ended June 30, 2002 and 2001. The properties sold in the six-month period ended June 30, 2002 produced a gain of $7.1 million and the properties sold and held for sale as of June 30, 2002 resulted in income from discontinued operations of $858,000 for 2002 and $591,000 for 2001.

         As a result of the foregoing, net income increased by $13.9 million, or 178.3%, to $21.7 million for the six months ended June 30, 2002 compared to $7.8 million for the comparable period in 2001.

FUNDS FROM OPERATIONS

         We consider Funds From Operations ("FFO") to be a widely used and appropriate supplemental measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means income (loss) before minority interest (determined in accordance with accounting principles generally accepted in the United States of America ("GAAP")), excluding gains (losses) from debt restructuring, sales of property and deferred income taxes, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present FFO to assist investors in analyzing our performance. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITS. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash needs and liquidity, including the ability to make distributions to stockholders and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating our operating performance.

         The following table illustrates the calculation of FFO for the three-month and six-month periods ended June 30, 2002 and 2001:

                                                                     THREE-MONTHS ENDED           SIX-MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                     2002          2001          2002          2001
                                                                   --------     ---------      --------      --------
                                                                        (in thousands)             (in thousands)
Net income ......................................................  $  8,438     $   3,775      $ 21,705      $  7,799
 Adjustments:
   Depreciation of real estate assets ...........................     3,373         2,543         6,636         5,099
   Amortization of capitalized leasing fees .....................        70            66           136            87
   Gain on disposal of real estate ..............................      (981)            -        (7,103)            -
   Minority interest in earnings of consolidated subsidiary .....        26            49            51            49
 Other Items:
   Interest on convertible partnership units ....................        65            65           130           130
   Deferred income tax benefit ..................................         -           514             -         1,479
   Share of joint venture real estate depreciation ..............       140            30           314            57
   Minority interest share of FFO adjustments ...................         -          (614)            -        (1,365)
                                                                   --------     ---------      --------      --------

FUNDS FROM OPERATIONS ...........................................  $ 11,131     $   6,428      $ 21,869      $ 13,335
                                                                   ========     =========      ========      ========

         FFO increased by $4.7 million, or 73.2%, to $11.1 million for the three months ended June 30, 2002, from $6.4 million for the comparable period of 2001. FFO increased by $8.5 million, or 64.0%, to $21.9 million for the six months ended June 30, 2002, from $13.3 million for the comparable period of 2001. The increase is primarily the result of the inclusion of the properties acquired in the UIRT transaction for the current period, and the other changes in income described above.

         The effect of the CEFUS Accounting Treatment on the calculation of FFO for the three-month and six-month periods ended June 30, 2001 (unaudited) is as follows:

                                                      THREE MONTHS    SIX MONTHS
                                                         ENDED           ENDED
                                                        JUNE 30,        JUNE 30,
                                                          2001            2001
                                                      ------------    ----------
                                                            (in thousands)
FUNDS FROM OPERATIONS:
    Equity One ...............................         $    4,512      $   8,867
    CEFUS ....................................              1,916          4,468
                                                       ----------      ---------

Total funds from operations ..................         $    6,428      $  13,335
                                                       ==========      =========

CASH FLOW

         Net cash provided by operations of $23.1 million for the six months ended June 30, 2002 included: (i) net income of $21.7 million, (ii) a net increase in cash flow of $87,000 due to non-cash items such as depreciation and gain on sale, and (iii) a net increase in cash due to changes in operating assets and liabilities of $1.3 million, compared to net cash provided by operations of $12.4 million for the six months ended June 30, 2001, which included (i) net income of $7.8 million, (ii) a net increase in cash flow of $7.8 million due to non-cash items such as depreciation and deferred taxes, and
(iii) a net decrease in cash due to changes in operating assets and liabilities of $3.2 million.

         Net cash used in investing activities of $45.9 million for the six months ended June 30, 2002 included: (i) the acquisition of two drugstores, four shopping centers and three parcels of land for $50.1 million, (ii) construction, development and other capital improvements of $6.8 million, and (iii) proceeds from the sale of five properties of $11.1 million, of which $8.4 million was escrowed for a tax free exchange and $6.1 million was subsequently released in connection with the aforementioned acquisitions, compared to net cash used in investing activities of $7.3 million for the six months ended June 30, 2001 which included: (i) the purchase of one property for $2.0 million, and (ii) improvements to rental properties and construction expenditures relating to development projects totaling $5.3 million.

         Net cash provided by financing activities of $22.8 million for the six months ended June 30, 2002 included: (i) the payoff of six loans for $29.3 million and monthly principal payments on mortgage notes of $2.8 million, (ii) net borrowings on revolving credit facilities of $8.5 million, (iii) cash dividends paid to common stockholders of $17.1 million, (iv) net proceeds from issuance of common stock of $64.2 million, and (v) other miscellaneous uses of $587,000, compared to net cash used by financing activities of $184,000 for the six months ended June 30, 2001 which included: (i) principal payments on mortgage notes of $1.7 million, (ii) borrowings under a new mortgage note of $8.5 million, (iii) net borrowings on the revolving credit facility of $1.3 million, (iv) cash dividends paid to common stockholders of $6.7 million, (v) reduction of obligations to affiliates of $1.5 million and (vi) other miscellaneous uses of $44,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal demands for liquidity are maintenance expenditures, repairs, property taxes and tenant improvements relating to rental properties, acquisition and development activities, debt service and repayment obligations and distributions to its stockholders. The principal sources of funding for the Company's operations are operating cash flows, the issuance of equity securities, the placement of mortgage loans and periodic borrowings under the Company's revolving credit facilities.

         As of June 30, 2002, we had a $10.4 million revolving credit agreement secured by four properties with City National Bank of Florida. This facility accrues interest at 2.25% over the thirty-day LIBOR rate, payable monthly, and adjusted every six months. This facility matures May 4, 2003, with an option to extend for two additional 364-day periods. This facility has been used to provide a $1.0 million letter of credit in connection with the Pine Island/Ridge Plaza financing, $52,000 of other letters of credit and to support approximately $156,000 in escrows for property taxes on the properties constituting its collateral, thereby reducing its gross availability to approximately $9.2 million.

         As of June 30, 2002, we had a $30.0 million revolving line of credit with Bank Leumi Le-Israel B.M. This facility accrues interest at 1.25% over the 30 or 90-day LIBOR rate, at our option, and is payable monthly or quarterly depending on our rate selection. The facility matures on March 17, 2003. Under the Bank Leumi credit agreement, we agreed not to mortgage or encumber seven of our properties.

         On February 27, 2002, we entered into a revolving credit facility with Wells Fargo under which we may borrow up to $29.4 million. On July 31, 2002, we increased the availability by $11.9 million to $41.3 million, against a borrowing base of six properties pledged to secure the facility. Borrowings under the facility will bear interest, at our option, at the prime rate less 0.50% or at a rate that is based on LIBOR plus a margin ranging from 1.15%, if the ratio of our total liabilities to gross asset value is less than 0.5, to 1.50% if the ratio of our total liabilities to gross asset value is or exceeds
0.60. The entire principal amount is due February 26, 2005. This facility also prohibits stockholder distributions in excess of 95% of our funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, we can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT. The facility also contains financial covenants that require us to maintain:

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

         As of June 30, 2002, we were in compliance with each of these covenants.

         Our revolving credit facility balances as of June 30, 2002 and December 31, 2001 consisted of the following:

                                                                                                 DECEMBER 31,
                                                                            JUNE 30, 2002           2001
                                                                            -------------        ------------
                                                                                   (in thousands)
        REVOLVING CREDIT FACILITIES
           City National Bank ........................................        $       808        $     1,409
           Bank Leumi ................................................              9,000             26,000
           Wells Fargo ...............................................             26,085                N/A

               Total revolving credit facilities .....................        $    35,893        $    27,409
                                                                              ===========        ===========

         The amount available under the various revolving credit facilities is $32.7 million as of June 30, 2002, and $44.6 million, after giving effect to the modification of the Wells Fargo facility in July 2002.

         Our mortgage note balances as of June 30, 2002 and December 31, 2001 consisted of the following:


                                                                                                DECEMBER 31,
                                                                         JUNE 30, 2002              2001
                                                                         -------------          ------------
                                                                                   ( in thousands)
         MORTGAGE NOTES PAYABLE
           Fixed rate mortgage loans .................................    $  288,283            $  296,887
           Variable rate mortgage loans ..............................        24,635                48,160
                                                                          ----------            ----------

               Total mortgage notes payable ..........................    $  312,918            $  345,047
                                                                          ==========            ==========

         Each of our mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $79.3 million on June 30, 2002, contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. Nevertheless, we are in the process of obtaining the necessary consents from the lenders. Based on discussions with the remaining lenders, current credit market conditions and other factors, we believe that such consents will be obtained or that the mortgages would not be accelerated. Accordingly, we believe that the ultimate outcome of this matter will not have a material adverse impact on our results of operations or financial condition.

         As of June 30, 2002, our total debt of $348.8 million less our cash and cash equivalents, cash held in escrow and securities available for sale, or $343.8 million, divided by our gross real estate assets of $706.5 million equaled 48.7%.

         As of June 30, 2002, the balances due on our mortgage loans (excluding revolving credit facilities) were as follows:

                                                  BALANCE DUE INCLUDING
                          YEAR ENDING             SCHEDULED AMORTIZATION
                  ---------------------------     ----------------------

                  2002.......................         $    8,620
                  2003.......................              5,719
                  2004.......................             30,780
                  2005.......................             27,634
                  2006.......................             32,703
                  Thereafter.................            207,462

                      Total..................         $  312,918

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

         We commenced development in March 2002 of an 84,000 square foot supermarket-anchored shopping center on a parcel of land located at the southeast corner of S.W. 147th Avenue and Coral Way in Miami-Dade County, Florida. We anticipate the cost of development to be approximately $10.0 million. To date, we have incurred $2.0 million to purchase the parcel of land and $2.0 million development and construction costs. We expect to commence development in late 2002 of a 25,000 square foot drug-store anchored shopping center on a parcel of land we already own at the northeast corner of S.W. 147th Avenue and Coral Way in Miami-Dade County, Florida at a total cost of $2.0 million. We expect to commence development in late 2002 of an additional 40,000 square feet at our Skylake Shopping Center in Miami-Dade County, Florida at a total cost of $3.0 million. We are commencing a major renovation of Oakbrook Square Shopping Center, located in Palm Beach Gardens, Florida including the demolition of existing space, construction of new space and conversion of the Jacobson's space to a multi-tenant facility for a total estimated cost of $2.6 million to be completed in early 2003. We are also contemplating a major renovation of University Mall in Pembroke Pines, Florida. This renovation is dependent upon securing a commitment from a major home improvement chain, would cost an estimated $5.0 million and is estimated to be completed in April 2003. We expect to fund the costs of these development projects with cash flow from operations and borrowings under our various revolving credit facilities.

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

         On January 23, 2002, we filed a universal shelf registration statement with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants, up to a value of $250 million. The registration statement provides us additional flexibility in accessing capital markets to fund future growth and for general corporate purposes. On March 27, 2002, we concluded the underwritten sale of 3,450,000 shares of common stock of a price of $13.25 per share through a group of underwriters led by Legg Mason Wood Walker. The net proceeds of $42.9 million from the stock offering were used to repay certain existing indebtedness. As of June 30, 2002, our remaining availability under the universal shelf registration statement totaled $204.3 million.

         On March 29, 2002, we issued 335,208 shares of our common stock at a price of $13.425 per share in exchange for $4.5 million of cash dividends pursuant to our Divided Reinvestment and Stock Purchase Plan.

         On June 28, 2002, we issued 435,842 and 152,942 shares of our common stock at a price of $13.3153 and $13.3292 per share, respectively, in exchange for $5.8 million of cash dividends and $2.0 million of cash proceeds, respectively, pursuant to our Divided Reinvestment and Stock Purchase Plan. The cash proceeds were used for general corporate purposes. As of June 30, 2002, our remaining availability under our Dividend Reinvestment and Stock Purchase Plan totaled 211,359 shares.

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

         We believe that we qualify and intend to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate, while still maintaining our qualification as a REIT.

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

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

         Certain information included and incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of our company include:

         o our inability to identify properties to acquire or our inability to successfully integrate acquired properties and operations, including our inability to successfully integrate the business and operations of United

               Investors Realty Trust and Centrefund Realty (U.S.) Corporation which we acquired in the third quarter of 2001.
         o the effect of general economic downturns on demand for and rents from neighborhood and community shopping centers;
         o changes in tax laws or regulations, especially those relating to REITs and real estate in general;
         o     our failure to continue to qualify as a REIT under U.S. tax laws;
         o the number, frequency and duration of tenant vacancies that we experience;
         o the time and cost required to solicit new tenants and to obtain lease renewals from existing tenants on terms that are favorable to us;
         o     tenant bankruptcies and closings;
         o the general financial condition of, or possible mergers or acquisitions involving, our tenants;
         o competition from other real estate companies or from competing shopping centers or other commercial developments;
         o changes in interest rates and national and local economic conditions;
         o     the continued service of our senior executive officers;
         o     possible environmental liabilities;
         o     the availability, cost and terms of financing;
         o the time and cost required to identify, acquire, construct or develop additional properties that result in the returns anticipated or sought;
         o the costs required to re-develop or renovate any of our current properties;
         o     and effect of natural disasters and other casualties.

         You should also carefully consider any other factors contained in this quarterly report, including the information incorporated by this quarterly report. You should not rely on the information contained in any forward-looking statements, and you should not expect us to update any forward-looking statements.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease and interest expense from the variable component of the Company's debt balances will move in the same direction. With respect to its investment portfolio, changes in interest rates generally do not directly affect the Company's interest income as its investments are predominantly in equity securities. With respect to its notes receivable, changes in interest rates generally do not affect the Company's interest income as its notes receivable are predominantly at fixed-rates for extended terms, and would be unaffected by any sudden change in interest rates. The Company's mortgage notes payable are predominantly at fixed-rates for extended terms with a weighted average life of
6.4 years, and fixed rate debt would be unaffected by any sudden change in interest rates. Because the Company has the intent to hold its fixed rate existing mortgages to maturity (or until the sale of the associated property), there is believed to be relatively little interest rate market risk on the Company's results of operations or its working capital position from such debt. The Company's possible risk is from increases in long-term real estate mortgage rates that may occur over a period of several years, as this may decrease the overall value of its real estate.

         The Company estimates the fair market value of its long term, fixed rate mortgage loans using discounted cash flow analysis based on current borrowing rates for similar types of debt. At June 30, 2002, the fair value of the fixed rate mortgage loans calculated using a rate of 6.50% was estimated to be $307,117 compared to the carrying value amount of $288,283. If the weighted average interest rate on the Company's fixed rate debt were 100 basis points higher or lower than the current weighted average rate of 7.76%, the fair market value would be $303,151 and $274,743, respectively.

         If the weighted average interest rate on the Company's variable rate debt were 100 basis points higher or lower, annual interest expense would increase or decrease by approximately $605,000 based on the Company's variable rate debt balance on June 30, 2002 totaling $60.5 million.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 22, 2002, the Company filed an amendment to its Articles of Amendment and Restatement to increase the number of shares of authorized stock from 45,000,000 to 110,000,000 shares, increasing its authorized common stock from 40,000,000 to 100,000,000 shares and its authorized preferred stock from 5,000,000 to 10,000,000 shares.

         On April 1, 2002, the Company issued to four officers 41,800 shares of unregistered restricted stock that vest one-half on March 31, 2003 and one-half on March 31, 2004. In addition, one employee received 3,000 shares of unregistered restricted stock that vests one-third on March 31, 2003, 2004 and 2005, respectively.

         On April 15, 2002, one employee received 6,000 shares of unregistered restricted stock that vest one-third on April 14, 2003, 2004 and 2005, respectively.

         On May 28, 2002, the Company issued 3,000 shares of unregistered restricted stock to one employee that vest one-third on May 27, 2003, 2004, 2005, respectively.

         On June 11, 2002, the Company issued to two officers 193,500 shares of unregistered restricted stock that vest one-fifth on January 1, 2002, 2003, 2004 and 2005 and December 31, 2006, respectively.

         On June 11, 2002, three officers, an employee and the corporate secretary exercised options to purchase 71,750 and 15,000 shares of common stock at $10.00 and $12.375 per share, respectively. The Company received consideration in the form of promissory notes totaling $667,500 and cash totaling $235,625.

         The foregoing issuances were made pursuant to exemptions under Section 4(2) of the Securities Act of 1933, as amended or were issuances not involving sales.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 24, 2002.

(1)      The stockholders elected two nominees to the Board of Directors:


                                                          For            Against             Withheld
                                                          ---            -------             --------

         CLASS A DIRECTORS (TERM TO EXPIRE IN 2005)

         Peter Linneman                               24,491,836            44,768                0
         Shaiy Pilpel                                 24,491,836            44,768                0

         The following directors' terms of office continued after the meeting:

         Noam Ben-Ozer
         Chaim Katzman
         Doron Valero
         Robert L. Cooney
         Nathan Hetz
         Dori Segal

(2) The stockholders ratified the appointment of Deloitte & Touche LLP as independent accountants of the Company for the period ending December 31, 2002:

                    For               Against          Withheld
                    ---               -------          --------

                24,352,944             161,318            22,324



(3) The stockholders approved an Amendment to the 2000 Executive Incentive Compensation Plan to increase the shares available for grant from 1.0 million to 2.5 million:

                    For               Against          Withheld
                    ---               -------          --------

                23,669,605             806,348            60,651

ITEM 5.    OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

3.1      Composite Articles of Amendment and Restatement of Equity One, Inc.

3.3 Amended and Restated Bylaws of Equity One, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 filed November 6, 1997 (Registration No. 333-33977).

10.1 Amended and Restated Employment Agreement, dated July 26, 2002 by and between the Company and Chaim Katzman.

10.2 Amended and Restated Employment Agreement, dated July 26, 2002 by and between the Company and Doron Valero.

10.3 Promissory Note and Pledge Agreement, in the amount of $437,500 from Alan Merkur payable to Equity One, Inc.

10.4 Promissory Note and Pledge Agreement, in the amount of $150,000 from Barbara Miller payable to Equity One, Inc.

99.1     Certification pursuant to Section 906 of the Sarbanes - Oxley Act of
         2002.

         (b)  Reports on Form 8-K:

         During the quarterly period ended June 30, 2002, the Company filed the following report on Form 8-K:

                 (i) Report on Form 8-K dated April 25, 2002, relating to the Company's supplemental information, quarterly earnings press release and conference call for the quarter ended March 31, 2002.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  August 14, 2002             EQUITY ONE, INC.

                                            /s/  CHAIM KATZMAN
                                            ------------------------------------
                                            Chaim Katzman
                                            Chief Executive Officer
                                            (Principal Executive Officer)



                                            /s/  HOWARD M. SIPZNER
                                            ------------------------------------
                                            Howard M. Sipzner
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)

                                INDEX TO EXHIBITS


 EXHIBIT                             DESCRIPTION
 -------                             -----------

    3.1       Composite Articles of Amendment and Restatement of Equity One,
              Inc.

   10.1 Amended and Restated Employment Agreement, dated July 26, 2002 by and between the Company and Chaim Katzman.

   10.2 Amended and Restated Employment Agreement, dated July 26, 2002 by and between the Company and Doron Valero.

   10.3 Promissory Note and Pledge Agreement, in the amount of $437,500 from Alan Merkur payable to Equity One, Inc.

   10.4 Promissory Note and Pledge Agreement, in the amount of $150,000 from Barbara Miller payable to Equity One, Inc.

   99.1 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.