Form 10-Q
period 2002-09-30
EQUITY ONE INC
filed 2002-11-13
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


                                 (305) 947-1664
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


              Maryland                             52-1794271
   (State or Other Jurisdiction of              (I.R.S. Employer
    Incorporation or Organization)              Identification No.)

--------------------------------------------------------------------------------

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No


Applicable only to Corporate Issuers: As of the close of business on November 8, 2002, 34,513,618 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                                    FORM 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                      Page
                                                                        -------


         Condensed Consolidated Balance Sheets-
         As of September 30, 2002 and December 31, 2001 (unaudited) .......   1

         Condensed Consolidated Statements of Operations-
         For the three-month and nine-month periods ended
         September 30, 2002 and 2001 (unaudited) ..........................   3

         Condensed Consolidated Statements of Comprehensive Income-
         For the three-month and nine-month periods ended
         September 30, 2002 and 2001 (unaudited) ..........................   5

         Condensed Consolidated Statements of Stockholders' Equity-
         For the nine-month period ended September 30, 2002 (unaudited) ...   6

         Condensed Consolidated Statements of Cash Flows-
         For the nine-month periods ended September 30, 2002 and 2001
         (unaudited) ......................................................   7

         Notes to the Condensed Consolidated Financial Statements
         (unaudited) ...................................................      9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................   18

Item 3.  Quantitative and Qualitative Disclosures about Market Risks ......  29

Item 4.  Controls and Procedures ..........................................  29


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  30

Item 2.  Changes in Securities and Use of Proceeds ........................  30

Item 3.  Defaults upon Senior Securities ..................................  30

Item 4.  Submission of Matters to a Vote of Security Holders ..............  30

Item 5.  Other Information ................................................  30

Item 6.  Exhibits and Reports on Form 8-K .................................  30

Signatures ................................................................  31

PART I - FINANCIAL INFORMATION


Item 1.     Condensed Consolidated Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(UNAUDITED)
(In Thousands, Except Per Share and Square Feet Amounts)
-------------------------------------------------------------------------------

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                      2002              2001
                                                                                 ---------------  ---------------
ASSETS
RENTAL PROPERTY:
   Land, buildings and equipment................................................  $      646,215    $     605,820
   Building improvements........................................................          20,098           17,513
   Land held for development....................................................          28,974           23,420
   Construction in progress.....................................................           8,491            5,416
                                                                                  --------------    -------------
                                                                                         703,778          652,169

   Less: accumulated depreciation...............................................         (37,445)         (28,031)
   Property held for sale.......................................................           5,444            3,549
                                                                                  --------------    -------------

Rental property, net............................................................         671,777          627,687

CASH AND CASH EQUIVALENTS.......................................................           1,410              906

CASH HELD IN ESCROW ............................................................               -            1,715

SECURITIES AVAILABLE FOR SALE...................................................           1,066            1,681

ACCOUNTS AND OTHER RECEIVABLES, NET.............................................           4,828            5,564

NOTES RECEIVABLE................................................................          12,841            9,697

DEPOSITS........................................................................           9,965            6,219

INVESTMENTS IN JOINT VENTURES...................................................           7,548            7,742

DEFERRED EXPENSES, NET..........................................................           4,974            3,883

GOODWILL, NET...................................................................           2,276            1,281

OTHER ASSETS....................................................................           1,883            2,161
                                                                                  --------------    -------------

TOTAL...........................................................................  $      718,568    $     668,536
                                                                                  ==============    =============

                                                                     (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(UNAUDITED)
(In Thousands, Except Per Share and Square Feet Amounts)
-------------------------------------------------------------------------------

                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                 2002              2001
                                                                          ---------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
NOTES PAYABLE
  Mortgage notes payable...............................................    $      307,713     $     345,047
  Revolving credit facilities..........................................            36,507            27,409
                                                                          ---------------     -------------

    Total notes payable................................................           344,220           372,456

OTHER LIABILITIES
  Accounts payable and accrued expenses................................            16,168             8,987
  Tenants' security deposits...........................................             4,293             4,090
  Minority interest in equity of consolidated subsidiaries.............             3,869             3,869
  Other liabilities....................................................               368               867
                                                                          ---------------     -------------

    Total liabilities..................................................           368,918           390,269
                                                                          ---------------     -------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 par value - 10,000 shares authorized but unissued.............................................................
  Common stock, $0.01 par value - 100,000 shares authorized, 34,375 and 28,781 shares issued and outstanding for 2002 and 2001,
    respectively.......................................................              344               288
  Additional paid-in capital...........................................          353,436           283,619
  Retained earnings....................................................            8,007             1,808
  Accumulated other comprehensive loss.................................              (25)              (34)
  Unamortized restricted stock compensation............................           (5,000)           (1,836)
  Notes receivable from issuance of common stock.......................           (7,112)           (5,578)
                                                                         ---------------     -------------
    Total stockholders' equity.........................................          349,650           278,267
                                                                         ---------------     -------------

TOTAL..................................................................    $     718,568       $   668,536
                                                                         ===============     =============

                                                                     (Concluded)
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
(In Thousands, Except Per Share and Square Feet Amounts)
-------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                    --------------------------------------   ----------------------------------
                                                           2002                 2001              2002               2001
                                                    -------------------    ---------------   ---------------    ---------------
RENTAL INCOME:
   Minimum rents.................................          $     19,632        $    14,536            55,833         $   41,104
   Expense recoveries............................                 5,590              4,159            16,824             12,151
   Percentage rent payments......................                   112                150             1,327                928
                                                    -------------------    ---------------   ---------------    ---------------
     Total rental income.........................                25,334             18,845            73,984             54,183

MANAGEMENT FEES..................................                    48                243               183                799
INVESTMENT INCOME................................                   451                475             1,256              1,443
                                                    -------------------    ---------------   ---------------    ---------------
     Total revenues..............................                25,833             19,563            75,423             56,425
                                                    -------------------    ---------------   ---------------    ---------------
COSTS AND EXPENSES:
   Property operating expenses...................                 7,462              5,909            21,800             16,567
   Interest and amortization of deferred
     financing fees..............................                 5,369              5,337            17,178             16,101
   Rental property depreciation and amortization.                 3,484              2,635            10,109              7,657
   General and administrative expenses...........                 1,441                912             5,011              2,454
                                                    -------------------    ---------------   ---------------    ---------------
     Total costs and expenses....................                17,756             14,793            54,098             42,779
                                                    -------------------    ---------------   ---------------    ---------------

INCOME BEFORE EQUITY IN INCOME OF JOINT VENTURES,
   GAIN ON EXTINGUISH-MENT OF DEBT, LOSS ON SALE
   OF REAL ESTATE, MINORITY INTEREST IN EARNINGS
   OF CONSOLIDATED SUBSIDIARY, INCOME TAXES,
   MINORITY INTEREST IN CEFUS AND DISCONTINUED
   OPERATIONS....................................                 8,077              4,770            21,325             13,646

EQUITY IN INCOME OF JOINT VENTURES...............                   126                155               436                454

GAIN ON EXTINGUISHMENT OF DEBT...................                 1,520                  -             1,520                  -

LOSS ON SALE OF REAL ESTATE......................                     -               (609)                -               (609)

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
   SUBSIDIARY....................................                   (25)               (25)              (76)               (74)
                                                    -------------------    ---------------   ---------------    ---------------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST IN
   CEFUS AND DISCONTINUED
   OPERATIONS....................................                 9,698              4,291            23,205             13,417
                                                    -------------------    ---------------   ---------------    ---------------
INCOME TAX BENEFIT
   Current.......................................                     -                407                 -                593
   Deferred......................................                     -              1,853                 -                374
                                                    -------------------    ---------------   ---------------    ---------------
     Total income tax benefit ...................                     -              2,260                 -                967
                                                    -------------------    ---------------   ---------------    ---------------

INCOME BEFORE MINORITY INTEREST IN CEFUS AND
   DISCONTINUED OPERATIONS.......................                 9,698              6,551            23,205             14,384

MINORITY INTEREST IN CEFUS.......................                     -               (896)                -             (1,627)
                                                    -------------------    ---------------   ---------------    ---------------

INCOME FROM CONTINUING OPERATIONS................                 9,698              5,655            23,205             12,757
                                                    -------------------    ---------------   ---------------    ---------------

                                                                     (Continued

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
(In Thousands, Except Per Share and Square Feet Amounts)
-------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                       ----------------------------------   ----------------------------------
                                                           2002                 2001              2002               2001
                                                       ---------------    ---------------   ---------------    ---------------
DISCONTINUED OPERATIONS
   Income from rental properties sold or held for
     sale........................................                  137                 171             1,232                868
   Gain on disposal of real estate...............                1,091                   -             8,194                  -
                                                       ---------------     ---------------    --------------     --------------
     Total income from discontinued operations...                1,228                 171             9,426                868
                                                       ---------------     ---------------    --------------     --------------
NET INCOME.......................................         $     10,926        $      5,826       $    32,631        $    13,625
                                                       ===============     ===============    ==============     ==============
EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE
   Income from continuing operations.............         $       0.28        $       0.26       $      0.72        $      0.63
   Income from discontinued operations...........                 0.04                0.01              0.29               0.04
                                                       ---------------     ---------------    --------------     --------------
     Total basic earnings per share..............         $       0.32        $       0.27       $      1.01        $      0.67
                                                       ===============     ===============    ==============     ==============
NUMBER OF SHARES USED IN COMPUTING
   BASIC EARNINGS PER SHARE......................               33,926              21,304            32,195             20,343
                                                       ===============     ===============    ==============     ==============
DILUTED EARNINGS PER SHARE
                                                                                                                    $      0.63
  Income from continuing operations..............         $       0.28       $        0.26       $      0.71               0.62
  Income from discontinued operations............                 0.04                0.01              0.29               0.04
                                                       ---------------     ---------------    --------------     --------------
     Total diluted earnings per share............         $       0.32       $        0.27       $      1.00        $      0.66
                                                       ===============      ==============    ==============     ==============
NUMBER OF SHARES USED IN COMPUTING
   DILUTED EARNINGS PER SHARE....................               34,785              21,948            32,956             20,941
                                                       ===============      ==============    ==============     ==============

                                                                     (Concluded)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
(In Thousands, Except Per Share and Square Feet Amounts)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ------------------------       ------------------------
                                                       2002         2001              2002          2001
                                                    ----------    ----------       ----------    ----------

Net income......................................    $   10,926    $    5,826       $   32,631    $   13,625
Other comprehensive income:
   Net unrealized holding (loss) gain on
     securities available for sale..............           (19)          (35)               9           200
                                                    ----------    ----------       ----------    ----------
Comprehensive income.............................   $   10,907    $    5,791       $   32,640    $   13,825
                                                    ==========    ==========       ==========    ==========

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002
(UNAUDITED)
(In Thousands, Except Per Share and Square Feet Amounts)
--------------------------------------------------------------------------------

                                                                                                  Notes
                                                                                   Un-         Receivable
                                                                     Accu-      amortized         From
                                                                 mulated Other  Restricted      Issuance     Total
                                                                  Comprehen-      Stock            of        Stock-
                             Common    Paid-in      Retained     sive (Loss)/      Com-          Common     Holders'
                             Stock     Capital      Earnings        Income       pensation       Stock       Equity
                             ------   ----------   ---------    --------------  ----------    ---------    ---------
Balance, January 1, 2002 ..  $  288   $ 283,619    $   1,808    $     (34)      $  (1,836)    $ (5,578)    $278,267
Issuance of common stock ..      56      71,206            -            -          (3,164)      (1,534)      66,564
Stock issuance costs ......       -      (1,389)           -            -               -            -       (1,389)
Net income ................       -           -       32,631            -               -            -       32,631
Net unrealized holding ....       -
   gain on securities
   available for sale .....       -           -            -            9               -            -            9
Dividends paid ............       -           -      (26,432)           -               -            -      (26,432)
                             ------   ---------    ---------    ---------       ---------    ---------     --------

Balance, September 30,
   2002 ...................  $  344   $ 353,436    $   8,007    $     (25)      $  (5,000)   $  (7,112)    $349,650
                             ======   =========    =========    =========       =========    =========     ========

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
(In Thousands, Except Per Share and Square Feet Amounts)
--------------------------------------------------------------------------------

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                ---------------------------------------
                                                                                      2002                    2001
                                                                                ------------------    -----------------
OPERATING ACTIVITIES:
   Net income ..................................................................       $ 32,631             $ 13,625
   Adjustments to reconcile net income to net cash provided by operating activities:
         Rental property depreciation and amortization .........................         10,333                7,235
         Amortization of deferred financing fees ...............................            582                  887
         Provision for losses on accounts receivable ...........................           (258)                 160
         (Gain) loss on disposal of real estate ................................         (8,194)                 609
         Gain on securities available for sale .................................            (13)                   -
         Gain on debt extinguishment ...........................................         (1,520)                   -
         Equity in income of joint ventures ....................................           (436)                (454)
         Minority interest in earnings of consolidated subsidiary ..............             76                   74
         Minority interest in CEFUS ............................................              -                1,627
         Deferred income tax benefit ...........................................              -                 (374)
   Changes in assets and liabilities:
         Accounts and other receivables ........................................            676               (1,915)
         Deposits ..............................................................         (3,646)              (1,414)
         Other assets ..........................................................           (993)              (2,106)
         Accounts payable and accrued expenses .................................          6,880                 (752)
         Tenants' security deposits ............................................            203                  279
         Other liabilities .....................................................           (400)                (518)
                                                                                       --------             --------
           Net cash provided by operating activities ...........................         35,921               16,963
                                                                                       --------             --------
INVESTING ACTIVITIES:
   Additions to and purchase of rental property ................................        (68,706)             (10,389)
   Proceeds from disposal of rental property ...................................         19,468               20,695
   Sale (purchase) of securities available for sale ............................            637                   (1)
   Cash held in escrow .........................................................          1,715               (8,070)
   Repayments of notes receivable ..............................................            669                    -
   Distributions received from joint ventures ..................................            630                   55
   Cash acquired in acquisitions ...............................................              -                   51
   Due from/to affiliated entities ............................................              -                1,614
   Cash used in the purchase of UIRT ...........................................              -              (32,876)
                                                                                       --------             --------
           Net cash used in investing activities ...............................        (45,587)             (28,921)
                                                                                       --------             --------
FINANCING ACTIVITIES:
   Repayments of mortgage notes payable ........................................        (41,911)             (17,904)
   Borrowings under mortgage notes payable .....................................          6,097                4,700
   Net borrowings under revolving credit facilities ............................          9,098               15,844
   Restricted cash .............................................................              -                4,273
   Deferred financing costs ....................................................         (1,102)                   -
   Due to affiliates ...........................................................              -               (2,111)
   Stock subscription and issuance of common stock .............................         65,828               21,207
   Stock issuance costs ........................................................         (1,332)              (1,231)
   Cash dividends paid to stockholders .........................................        (26,432)             (10,850)
   Distributions to minority interest ..........................................            (76)                 (80)
                                                                                       --------             --------
            Net cash provided by financing activities ..........................         10,170               13,848
                                                                                       --------             --------

                                                                     (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
(In Thousands, Except Per Share and Square Feet Amounts)
--------------------------------------------------------------------------------

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                    2002                 2001
                                                                                -------------       -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................$         504       $       1,890

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................          906               2,347
                                                                                -------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD........................................$       1,410       $       4,237
                                                                                =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest, net of amount capitalized..........................$      17,241       $      15,102
                                                                                =============       =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
      Change in unrealized gain on securities available for sale................$           9       $         200
                                                                                =============       =============
      Issuance of restricted stock..............................................$       3,900       $       1,346
                                                                                =============       =============
      Common stock issued for notes receivable..................................$       1,534       $       5,033
                                                                                =============       =============
      Notes receivable from sale of property....................................$       3,900
                                                                                =============

      The Company acquired all of the capital stock of UIRT for $67,824, including transaction cost:
        Fair value of assets acquired......................................................         $     147,691
        Liabilities assumed................................................................               (83,337)
        Common stock issued................................................................               (31,478)
                                                                                                    -------------
        Cash paid for capital stock........................................................         $      32,876
                                                                                                    =============

                                                                     (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
(In Thousands, Except Per Share and Square Feet Amounts)
--------------------------------------------------------------------------------

1. Organization

     Equity One, Inc., along with its related subsidiaries and joint ventures (collectively, the "Company"), was formed in 1992 for the purpose of holding various real estate investments. The Company operates as a fully integrated, self-managed, real estate investment trust ("REIT").

     As of September 30, 2002, the Company owned a total of 88 properties, primarily located in metropolitan areas of Florida and Texas, encompassing 56 supermarket-anchored shopping centers, eight drug store-anchored shopping centers, 18 other retail-anchored shopping centers, three commercial properties, and three retail developments, as well as interests in four joint ventures which own and operate commercial real estate properties.

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

     The Company's results for the three-month and nine-month periods ended September 30, 2001 have been restated to incorporate the results of CEFUS for the period of January 1, 2001 to September 19, 2001. The restatement consolidates the operations of Equity One and CEFUS from January 1, 2001 to September 19, 2001, subject to a 31.93% minority interest in CEFUS (the "CEFUS Accounting Treatment"). During the period from January 1, 2001 to September 19, 2001, CEFUS operated under the control of Centrefund Realty Corporation as a C-corporation and recorded current and deferred income taxes in connection with its operations. These taxes are reflected on the Company's financial statements by way of the CEFUS Accounting Treatment. Effective September 20, 2001, the Company no longer recorded any provision for income taxes consistent with its acquisition of 100% of CEFUS, and the operation of CEFUS as a qualified REIT subsidiary. In addition, with the Company's September 20, 2001 acquisition of 100% of CEFUS, the Company eliminated the 31.93% minority interest in CEFUS, and recorded the issuance of 10,500 shares of its common stock.

     The effect of the CEFUS Accounting Treatment on the condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 is as follows:

                                                             Nine Months
                                                                Ended
                                    Three Months Ended       September 30,
                                    September 30, 2001           2001
                                    ------------------    ------------------
REVENUES:
    Equity One......................        $  11,725             $  30,666
    CEFUS ..........................            7,838                25,759
                                    ------------------    ------------------

Total revenues .....................        $  19,563             $  56,425
                                    ==================    ==================

NET INCOME:
    Equity One .....................        $   3,916             $  10,157
    CEFUS ..........................            1,910                 3,468
                                    ------------------    ------------------

Total net income....................        $   5,826             $  13,625
                                    ==================    ==================

     On September 21, 2001, the Company completed the acquisition of United Investors Realty Trust ("UIRT"), a Texas-based REIT, for approximately $147,691 (including assumed debt). As a result of the transaction with UIRT, the Company issued 2,896 shares of its common stock and paid $32,876 in cash consideration to former UIRT shareholders and assumed approximately $79,867 of UIRT's outstanding debt. The acquisition of UIRT was accounted for using the purchase method and the results of UIRT are included in the Company's financial statements from the date of its acquisition.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's audited financial statements and related footnotes, included in the Company's 2001 Annual Report on Form 10-K/A filed with the SEC on March 18, 2002.

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

     Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

     Buildings                          30-40 years
     Building improvements              5-20 years
     Tenant Improvements                Over the terms of the related lease
     Equipment                          5-7 years

     Total interest expense capitalized to land held for development and construction in progress was $576 and $346 for the three months ended September 30, 2002 and 2001, respectively, and $1,755 and $1,040 for the nine months ended September 30, 2002 and 2001, respectively.

4. Property Held for Sale

     As of September 30, 2002, one rental retail property and one land parcel were classified as property held for sale. These properties have an aggregate gross leasable area of 107 square feet and an aggregate book value of $5,444, net of accumulated depreciation of $101.

     As of December 31, 2001, one rental retail property and one office building were classified as property held for sale. These properties had an aggregate gross leasable area of 276 square feet and an aggregate book value of $3,549, net of accumulated depreciation of $287.

5. Investments in Joint Ventures

     A summary of the Company's investments in joint ventures at September 30, 2002 and December 31, 2001 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                                  September 30,        December 31,
               Entity                       Location            Ownership             2002                2001
--------------------------------   -------------------------  --------------    ----------------    ---------------
PG Partners                        Palm Beach Gardens, FL         50.0%               $   2,853          $   2,937
Parcel F, LLC                      Palm Beach Gardens, FL         50.0%                     228                228
Oaksquare JV                       Gainesville, FL                50.0%                   1,331              1,452
CDG (Park Place) LLC               Plano, TX                      50.1%                   3,136              3,125
                                                                                ----------------    ---------------
  Investments in joint ventures                                                       $   7,548          $   7,742
                                                                                ================    ===============

     A summary of unaudited financial information for all joint ventures being reported on the equity method of accounting is as follows:

                                              As of             As of
                                          September 30,      December 31,
                                              2002              2001
                                         --------------    --------------
 Assets:
     Rental properties, net...........     $     47,649     $     47,771
     Cash and cash equivalents........              687              368
     Other assets.....................              991              888
                                         --------------    -------------
     Total assets.....................     $     49,327     $     49,027
                                         ==============    =============

 Liabilities and Ventures' Equity:
     Mortgage notes...................     $     44,695     $     43,816
     Other liabilities................              679            1,018
     Ventures' equity.................            3,953            4,193
                                         --------------    -------------
     Total ...........................     $     49,327     $     49,027
                                         ==============    =============

     The Company's investments in joint ventures, as reported on the condensed consolidated balance sheets, differ from its proportionate share of the joint ventures' underlying net assets due to basis differentials. This basis differential of approximately $5,000 as of September 30, 2002 and December 31, 2001 is being depreciated over the useful lives of the related assets.

     As of September 30, 2002, the Company has guaranteed the mortgage note payable of $15,000 for one of its joint ventures.

                                                    Three months Ended            Nine months Ended
                                                      September 30,                  September 30,
                                                  ---------------------           ------------------
                                                     2002         2001             2002       2001
                                                  --------      -------           -------    -------
 Revenues:
    Rental revenues .........................      $ 1,793       $1,446           $5,376      $4,713
    Other revenues ..........................          (24)          35               10         124
                                                   -------       ------           ------      ------
      Total revenues ........................        1,769        1,481            5,386       4,837
                                                   -------       ------           ------      ------
Expenses:
    Operating expenses ......................          425          301            1,250       1,088
    Interest expense ........................          733          759            2,207       2,406
    Depreciation ............................          304           77              931         247
    Other expense ...........................           55           34              126         187
                                                   -------       ------           ------      ------
      Total expense .........................        1,517        1,171            4,514       3,928
                                                   -------       ------           ------      ------
Net Income ..................................      $   252       $  310           $  872      $  909
                                                   =======       ======           ======      ======
The Company's equity in income of joint .....      $   126       $  155           $  436      $  454
   ventures                                        =======       ======           ======      ======

     Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

6. Borrowings

     Each of the existing mortgage loans is secured by a mortgage on one or more of certain of the Company's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $59,000, contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. Nevertheless, the Company is in the process of obtaining the necessary consents from the lenders. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that such consents will be obtained or that the mortgages will not be accelerated. Accordingly, the Company believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's results of operations or financial condition.

7. Stockholders' Equity and Earnings Per Share

     The following table reflects the change in number of shares of common stock outstanding for the nine months ended September 30, 2002:


                                                     Common          Options
                                                      Stock         Exercised        Total
                                                   -----------    -----------    ----------
   Board of Directors/Corporate Secretary........           13 *            5            18
   Officers......................................          253 *          161           414
   Employees.....................................            7 *            8            15
   Security offerings...........................         4,138                        4,138
   Dividend Reinvestment Plan                            1,009                        1,009
                                                   -----------    -----------    ----------
      Total......................................        5,420            174         5,594
                                                   ===========    ===========    ==========

     * Reflects shares of "restricted stock" which are subject to forfeiture and vest over a period of two to five years.

     The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three-month and nine-month periods ended September 30, 2002 and 2001:

                                                         Three months Ended         Nine months Ended
                                                            September 30,             September 30,
                                                        -------------------        ------------------
                                                           2002      2001            2002       2001
                                                        --------   -------         -------    -------
Denominator for basic earnings per share - weighted
   average shares ...................................     33,926    21,304          32,195     20,343

Walden Woods Village, Ltd............................         94        94              94         94
Unvested restricted stock ...........................        389       210             268        184
Convertible partnership units .......................        262       262             262        262
Stock options (using treasury method)................        114        78             137         58
                                                        --------   -------         -------    -------
   Subtotal..........................................        859       644             761        598
                                                        --------   -------         -------    -------
Denominator for diluted earnings per share - weighted
   average shares....................................     34,785    21,948          32,956     20,941
                                                        ========   =======         =======    =======

     For the three-month and nine-month periods ended September 30, 2001, basic and diluted earnings per share have been adjusted so that the weighted average number of shares used in those calculations include the effect of the assumed issuance on August 18, 2000 of 68.07% of the 10,500 shares which were issued in connection with the CEFUS acquisition on September 20, 2001. This adjustment is in accordance with the CEFUS Accounting

Treatment described in Note 1 and has the effect of increasing the number of basic and diluted weighted average shares by 6,370 and 6,886 shares for the three-month and nine-month periods ended September 30, 2001, respectively.

8. Accounting for Stock Options

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

                                                       Three months Ended         Nine months Ended
                                                          September 30,             September 30,
                                                      -------------------        -------------------
                                                        2002      2001             2002        2001
                                                      --------   --------        --------   --------
Net Income                   As reported........      $ 10,926   $ 5,826         $ 32,631   $ 13,625
                             Pro forma..........        10,507     5,758           32,074     13,420

Basic earnings per share     As reported........      $   0.32   $  0.27         $   1.01   $   0.67
                             Pro forma..........          0.31      0.27             1.00       0.66

Diluted earnings per share   As reported........      $   0.32   $  0.27         $   1.00   $   0.66
                             Pro forma..........          0.30      0.27             0.98       0.65

9. Loans to Executives

     As of September 30, 2002, the Company has loaned $7,112 to various executives in connection with their exercise of options to purchase shares of the Company's common stock. The notes bear interest at rates ranging from 5% to 6.35%. Interest only is payable quarterly and the principal is due between 2006 and 2009.

10. Minority Interest

     On January 1, 1999, a wholly owned subsidiary of the Company, Equity One (Walden Woods) Inc. (the "Walden Woods General Partner"), entered into a limited partnership as a general partner. An income producing shopping center was contributed by its owners (the "Walden Woods Minority Partners"), and the Walden Woods General Partner contributed 93.656 shares of Company common stock to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net asset value of the property contributed by the Walden Woods Minority Partners, each of the partners received 93.656 limited partnership units. The Company and the Walden Woods Minority Partners have entered into an agreement (the "Redemption Agreement") whereby the Walden Woods Minority Partners can request that the Company purchase either their limited partnership units or any shares of Company common stock which they have received in exchange for their limited partnership units at a price of $10.30 per unit or per share no earlier than two years, nor later than fifteen years, after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented as a liability. In addition, under the terms of the limited partnership agreement, the Walden Woods Minority Partners do not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the Walden Woods Minority Partners to the extent of the dividends declared. The 93.656 shares of common stock of the Company held by the consolidated limited partnership are not considered outstanding in the calculation of basic earning per share.

     On December 5, 2000, a wholly owned subsidiary of the Company, Equity One (North Port) Inc., entered into a limited partnership (the "Shoppes of North Port, Ltd.") as a general partner. An income producing shopping center was contributed by its owners (the "North Port Minority Partners") and the Company contributed an income producing property to a limited liability company wholly owned by the Shoppes of North Port, Ltd. Both the North

Port Minority Partners and the general partner were issued 261.850 operating partnership units ("OPUs") based on the net value of the properties contributed. The North Port Minority Partners can redeem their OPUs for the Company's common stock on a one-for-one basis or for cash at an agreed upon price of $11.00 per share no earlier than December 10, 2001, nor later than three and one half years thereafter. Accordingly, the minority interest has been presented as a liability in the accompanying condensed consolidated balance sheets. The North Port Minority Partners receive a preferred quarterly distribution equal to a 9.0% annual return on their initial capital contribution. This amount is reflected as interest expense in the condensed consolidated financial statements.

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

11. Dispositions

     The Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, and has included the operations of properties sold and held for sale, as well as the gain on sale of sold properties, as discontinued operations for all periods presented. The Company expects to reclassify historical operating results whenever necessary in order to comply with the requirements of SFAS No. 144.

     The following table reflects properties being reported in discontinued operations for the three-month and nine-month periods ended September 30, 2002 and 2001:

                                                                                   Gross Sales Price
                                                                                  -------------------
                                                                 Square Feet/                  Under
      Property              Location            Date Sold         Acres (ac)        Sold     Contract
    ---------------         -----------------   ----------       ------------     --------   --------
    Equity One Office       Miami Beach, FL     February            28,780        $ 6,050
    Olive land              Miami, FL           February            6.79ac          1,900
    Benbrook                Fort Worth, TX      February           247,422          2,590
    Monclair apartments     Miami Beach, FL     June                 9,375          2,450
    Shops of Westbury       Miami, FL           July                33,706          5,200
    Forest Edge             Orlando, FL         July                68,631          3,475
    Northwest Crossing      Dallas, TX          September           33,366          2,350
    Mariners outparcel      Spring Hill, FL         --                .6ac                    $   500
    McMinn Plaza            Athens, TN              --             107,200                      6,000
                                                                                ---------     -------
                                                                                  $24,015     $ 6,500
                                                                                =========     =======

12. Acquisitions

     The following table reflects properties acquired since January 1, 2002:

                                                                   Square Feet/
     Property               Location            Date Purchased      Acres (ac)   Purchase Price
    ---------------         -----------------   --------------     ------------  -------------
    Eckerds                  Melbourne, FL          February          10,908         $  2,479
    Eckerds                  Leesburg, FL           February          12,739            3,677
    Coral Way S.E.           Miami, FL              February           8.5ac            2,000
    Olive land               Miami, FL              February          6.79ac            1,000
    Homestead retail land    Homestead, FL          May               12.1ac            1,800
    Blanco Village           San Antonio, TX        May              108,325           18,800
    Meadows                  Miami, FL              May               75,524            8,925
    Salerno Village          Stuart, FL             May               58,804            2,600
    Eastwood                 Orlando, FL            June              69,037            8,630
    Shoppes of Ibis          West Palm Beach, FL    July              79,420            9,250
                                                                                 -------------
                                                                                     $ 59,161
                                                                                 =============

13. Debt Extinguishment

     The Company settled an outstanding mortgage note payable at less than face value in July 2002. The Company has adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and is reporting the $1.5 million gain on extinguishment of debt as part of ordinary income as it no longer meets the criteria for extraordinary gain (loss) accounting treatment.

14. New Accounting Pronouncements and Changes

     In June 2001, FASB approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards established accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002 and no longer amortizes goodwill. The Company has performed a transitional impairment test of the goodwill and other intangible assets as of January 1, 2002 and has determined that the assets are not impaired. For the three-month and nine-month periods ended September 30, 2001, goodwill amortization was $18 and $53, respectively.

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

     In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds FASB Statement No. 44, Accounting for Intangible Assets or Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases. Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. The Company has adopted SFAS No. 145 and has reflected gains (loses) from extinguishment of debt as part of ordinary income.

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

     Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The leasing costs are capitalized as deferred expenses and are being amortized over the terms of the leases.

15. Commitments and Contingencies

     As of September 30, 2002, the Company has pledged letters of credit totaling $1,128 as additional security for certain financings and other activities.

     The Company is subject to litigation in the normal course of business, none of which in the opinion of management will have a material adverse effect on the financial condition or results of operations of the Company.

16. Subsequent Events

     The Company has entered into separate mortgage notes payable secured by three properties for an aggregate borrowing of $18,425. The properties were previously unencumbered.

     The Company has entered into an agreement to purchase a retail center, comprising 333,000 square feet, located in the City of Delray Beach, Florida for $52,770, which, subject to customary conditions precedent, is expected to close in December 2002. In connection with the proposed acquisition, the Company anticipates entering into a 5.28% fixed rate mortgage financing of $36,000 for which it has obtained a commitment.

     The Company has entered into an agreement to purchase a retail center, comprising 89,000 square feet, located in Houston, Texas for $10,325, which subject to customary conditions precedent, is expected to close in December 2002. In connection with the proposed acquisition, the Company anticipates entering into a 5.07% fixed rate mortgage financing of $7,425 for which it has obtained a commitment.

     In November 2002, the Company completed the sale of the McMinn Plaza retail center located in Athens, Tennessee.

     On October 28, 2002, the Company and IRT Property Company ("IRT") executed a merger agreement pursuant to which the Company will acquire IRT. In connection with the merger, each IRT shareholder may elect to receive for each share of IRT common stock either $12.15 in cash or 0.9 shares of the Company's common stock, or a combination thereof. The terms of the merger agreement further provide that the holders of no more than 50% of IRT's outstanding common stock may elect to receive cash.

     The Company intends to finance the cash portion of the acquisition through the private placement of up to 6,900 shares of its common stock at a price of $13.30 per share, which could be adjusted to a maximum of $13.50 per share. The balance of the cash consideration, if any, is expected to be funded from available credit facilities. Assuming a 50% cash election by the IRT shareholders and a closing price of the Company's common stock of $13.59 per share, the transaction values IRT at $730,000, including the assumption of $297,000 of IRT debt and transaction costs.

     IRT is an owner, operator, redeveloper and developer of neighborhood and community shopping centers throughout the southeastern United States. As of September 30, 2002, IRT's portfolio consisted of 89 shopping centers, three shopping center investments, two development properties, one industrial property and three mortgage loans. The 89 shopping centers and the three shopping center investments total approximately 9.8 million square feet of retail space and are located in eleven southeastern states. IRT shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

     Completion of the transaction, which is expected to take place in the first quarter of 2003, is subject to the approval of the Company's and IRT's shareholders and other customary conditions. The boards of each of IRT and the Company have unanimously approved the transaction. Additionally, holders of approximately 75% of the Company's common stock and approximately 8% of IRT's common stock have agreed to vote their shares in favor of the transactions contemplated by the merger. On the 4th business day prior to the shareholder meetings, the Company holders may withdraw their voting support, and IRT's board may withdraw its merger recommendation, if the Company's weighted average stock price for the 30 preceding trading days is less than $12.06 or less than $11.00 for the three preceding trading days. In addition, on the 4th business day prior to the shareholder meetings the Company holders may withdraw their voting support if IRT's weighted average stock price for the 30 preceding trading days is less than $10.935 or less than $9.935 for the three preceding trading days.

     No assurances can be given by the Company that the merger will be consummated according to the terms set forth in the merger agreement, if at all. Either IRT or the Company may terminate the merger agreement if the merger is not consummated by March 31, 2003. IRT will be required to pay a $15 million break-up fee to the Company in the event that IRT enters into an agreement for a superior transaction or if, under certain circumstances, IRT's board withdraws its recommendation for the transaction.

     On October 31, 2002, Janet Herszenhorn, an individual stockholder of IRT, purporting to represent a class of holders of IRT common stock, filed a putative class action lawsuit in the Superior Court of Cobb County, Georgia, against IRT, the Company, and each of the directors of IRT. The complaint alleges, among other things, that IRT and its individual directors breached their fiduciary duties by agreeing to the merger between the Company and IRT. The complaint seeks injunctive relief, an order enjoining consummation of the merger and unspecified damages.

     On October 31, 2002, John Greaves, an individual stockholder of IRT, purporting to represent a class of holders of IRT common stock, also filed a putative class action lawsuit in the Superior Court of Cobb County, Georgia, against IRT, each of the directors of IRT and the Company. The complaint alleges, among other things, that IRT and its individual directors breached their fiduciary duties by agreeing to the merger between the Company and IRT and that Equity One aided and abetted such breach. The complaint seeks injunctive relief, an order enjoining consummation of the merger and unspecified damages.

     Although the Company believes (and has been advised by IRT that it believes) that these suits are without merit and (together with IRT and the directors of IRT) intends to defend itself vigorously, there can be no assurance that the pending litigation will not interfere with the consummation of the merger. The Company and IRT do not expect that these suits will interfere with the scheduling of their respective shareholder meetings or the consummation of the merger, if approved.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

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

     On October 28, 2002, the Company and IRT Property Company ("IRT") executed a merger agreement pursuant to which the Company will acquire IRT. In connection with the merger, each IRT shareholder may elect to receive for each share of IRT common stock either $12.15 in cash or 0.9 shares of the Company's common stock, or a combination thereof. The terms of the merger agreement further provide that the holders of no more than 50% of IRT's outstanding common stock may elect to receive cash.

     The Company intends to finance the cash portion of the acquisition through the private placement of up to 6,900 shares of its common stock at a price of $13.30 per share, which could be adjusted to a maximum of $13.50 per share. The balance of the cash consideration, if any, is expected to be funded from available credit facilities. Assuming a 50% cash election by the IRT shareholders and a closing price of the Company's common stock of $13.59 per share, the transaction values IRT at $730 million, including the assumption of $297 million of IRT debt and transaction costs.

     IRT is an owner, operator, redeveloper and developer of neighborhood and community shopping centers throughout the southeastern United States. As of September 30, 2002, IRT's portfolio consisted of 89 shopping centers, three shopping center investments, two development properties, one industrial property and three mortgage loans. The 89 shopping centers and the three shopping center investments total approximately 9.8 million square feet of retail space and are located in eleven southeastern states. IRT shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

     Completion of the transaction, which is expected to take place in the first quarter of 2003, is subject to the approval of the Company's and IRT's shareholders and other customary conditions. The boards of each of IRT and the Company have unanimously approved the transaction. Additionally, holders of approximately 75% of the Company's common stock and approximately 8% of IRT's common stock have agreed to vote their shares in favor of the transactions contemplated by the merger. On the 4th business day prior to the shareholder meetings, the

Company holders may withdraw their voting support, and IRT's board may withdraw its merger recommendation, if the Company's weighted average stock price for the 30 preceding trading days is less than $12.06 or less than $11.00 for the three preceding trading days. In addition, on the 4th business day prior to the shareholder meetings the Company holders may withdraw their voting support if IRT's weighted average stock price for the 30 preceding trading days is less than $10.935 or less than $9.935 for the three preceding trading days.

     No assurances can be given by the Company that the merger will be consummated according to the terms set forth in the merger agreement, if at all. Either IRT or the Company may terminate the merger agreement if the merger is not consummated by March 31, 2003. IRT will be required to pay a $15 million break-up fee to the Company in the event that IRT enters into an agreement for a superior transaction or if, under certain circumstances, IRT's board withdraws its recommendation for the transaction.

     On October 31, 2002, Janet Herszenhorn, an individual stockholder of IRT, purporting to represent a class of holders of IRT common stock, filed a putative class action lawsuit in the Superior Court of Cobb County, Georgia, against IRT, the Company, and each of the directors of IRT. The complaint alleges, among other things, that IRT and its individual directors breached their fiduciary duties by agreeing to the merger between the Company and IRT. The complaint seeks injunctive relief, an order enjoining consummation of the merger and unspecified damages.

     On October 31, 2002, John Greaves, an individual stockholder of IRT, purporting to represent a class of holders of IRT common stock, also filed a putative class action lawsuit in the Superior Court of Cobb County, Georgia, against IRT, each of the directors of IRT and the Company. The complaint alleges, among other things, that IRT and its individual directors breached their fiduciary duties by agreeing to the merger between the Company and IRT and that Equity One aided and abetted such breach. The complaint seeks injunctive relief, an order enjoining consummation of the merger and unspecified damages.

     Although the Company believes (and has been advised by IRT that it believes) that these suits are without merit and (together with IRT and the directors of IRT) intends to defend itself vigorously, there can be no assurance that the pending litigation will not interfere with the consummation of the merger. The Company and IRT do not expect that these suits will interfere with the scheduling of their respective shareholder meetings or the consummation of the merger, if approved.

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

Real Estate and Development Assets

     The Company capitalizes acquisition and construction costs, property taxes, interest and other miscellaneous costs that are directly identifiable with a project, from pre-acquisition until the time that construction is complete and the development is ready for its intended use, in accordance with SFAS No. 67 and SFAS No. 34. The Company allocates the capitalized project costs to the various components of the project based on the components' relative fair value. The Company's cost allocation method requires the use of management estimates regarding the fair market value of each project component. Management bases its estimates on current market appraisals, comparable sales, existing sale and purchase contracts, historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the fair market value of real estate assets. Actual results may differ from these estimates and anticipated returns on a project, as well as the gain or loss on disposition of the individual project components, could vary significantly from estimated amounts.

     Management reviews long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates that the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such asset is considered to be impaired, the Company records impairment losses and reduces the carrying amount of the impaired asset to an amount that reflects the fair value of the asset at the time impairment is evident. The Company's impairment review process relies on management's judgment regarding the indicators of impairment, the remaining life of the asset used to generate the asset's undiscounted cash flows, and the fair value of the asset at a particular point in time. Management uses historical experience, current market appraisals and various other assumptions to form the basis for making judgments about the impairment of real estate assets. Under different assumptions or conditions, the asset impairment analysis may yield a different outcome, which would alter the Company's ultimate return on its assets, as well as the gain or loss on the eventual disposition of the asset.


Revenue Recognition

     The Company, as lessor, has retained substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Revenue from percentage rent is recognized when tenants' reported sales have reached certain levels specified in the respective leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period when the applicable costs are incurred.

Investments in Unconsolidated Joint Ventures

     The Company does not consider itself to be in control of joint ventures when major business decisions require the approval of at least one other managing equity owner. Accordingly, the Company accounts for its joint ventures in which it does not retain unilateral control under the equity method.

     The Company calculates the equity in income or loss earned from its unconsolidated joint ventures based on its estimate of each equity owner's economic ownership which is estimated based on anticipated stabilized cash flows as they would be allocated to each equity owner based on how cash flow is distributed. Generally, under the terms of the respective joint venture agreements, net ordinary cash flow is distributed to each equity owner in accordance with such owner's equity ownership percentages.

Accounting for Stock Options

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001

     Total revenues increased by $6.3 million, or 32.1%, to $25.8 million for the three months ended September 30, 2002 from $19.6 million for the comparable period of 2001. This increase was due to an increase in revenues of $4.7 million relating to properties acquired in the UIRT transaction in September 2001, and an increase of $2.3 million as a result of the acquisition of six shopping centers and two drugstores, offset by a decline in third party management fees and investment income of $219,000 and a decrease in all other property revenues of $446,000.

     Property operating expenses increased by $1.6 million, or 26.3%, to $7.5 million for the three months ended September 30, 2002 from $5.9 million for the comparable period of 2001. This increase was due to an increase in operating expenses of $1.3 million relating to properties acquired in the UIRT transaction. Operating expenses also increased by $576,000 as a result of the acquisitions of the eight properties mentioned above, and other property operating expenses declined by $349,000.

     Interest and amortization of deferred financing fees increased by $32,000, or 0.6%, to $5.4 million for the three months ended September 30, 2002 from $5.3 million for the comparable period of 2001. This increase was primarily due to an increase in interest expense of $1.1 million relating to the assumption of mortgages in the acquisition of UIRT. In addition, interest increased $353,000 from the closing of two new loans, $221,000 from higher average balances on the revolving line of credit facilities and $49,000 from deferred loan amortization. These increases were partially offset by the repayment of nine loans reducing interest by $848,000, an increase in capitalized interest of $230,000 related to increased development activity, a decline of $220,000 due to lower interest rates for variable rate mortgages and reduced interest on all other loans of $373,000.

     Rental property depreciation and amortization increased by $849,000, or 32.2%, to $3.5 million for the three months ended September 30, 2002 from $2.6 million for the comparable period of 2001. This increase was primarily due to an increase in depreciation of $501,000 relating to properties acquired in the UIRT transaction and a $348,000 increase related to other property acquisitions and capital improvements.

     General and administrative expenses increased by $529,000, or 58.0%, to $1.4 million for the three months ended September 30, 2002 from $912,000 for the comparable period of 2001. The primary reason for the increase in general and administrative expenses relates to our growth, as reflected by an increase in compensation and employee related expenses of $473,000, professional fees increased by $73,000, printing and public relations increased by $48,000, and all other expenses decreased by $65,000.

     During 2001, we recorded minority interest in CEFUS of $896,000, a current and deferred income tax benefit of $2.3 million and a loss on the sale of real estate of $609,000 related to CEFUS. Upon the acquisition of CEFUS in the third quarter of 2001, we no longer record the minority interest in CEFUS and current and deferred income taxes. During 2002, we reported a gain on extinguishment of debt of $1.5 million. All other income items primarily relate to earnings from joint ventures.

     The income from properties sold and from the properties held for sale as of September 30, 2002 is reflected as discontinued operations for the three-month periods ended September 30, 2002 and 2001. The three properties sold in the three months ended September 30, 2002 produced a gain of $1.1 million and the properties sold and held for sale as of September 30, 2002 resulted in income from discontinued operations of $137,000 for 2002 and $171,000 for 2001.

     As a result of the foregoing, net income increased by $5.1 million, or 87.5%, to $10.9 million for the three months ended September 30, 2002 compared to $5.8 million for the comparable period in 2001.

Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001

     Total revenues increased by $19.0 million, or 33.7%, to $75.4 million for the nine months ended September 30, 2002 from $56.4 million for the comparable period of 2001. This increase was primarily due to an increase in revenues of $15.9 million relating to properties acquired in the UIRT transaction in September 2001 and an increase of $4.0 million as a result of the acquisition of six shopping centers and two drugstores, offset by a decline in third party management fees and investment income of $803,000 and a decrease in other revenues of $68,000.

     Property operating expenses increased by $5.2 million, or 31.6%, to $21.8 million for the nine months ended September 30, 2002 from $16.6 million for the comparable period of 2001. This increase was primarily due to an increase in operating expenses of $4.5 million relating to properties acquired in the UIRT transaction. Operating expenses also increased by $1.0 million as a result of the acquisitions mentioned above. All other property operating expenses decreased by $253,000.

     Interest and amortization of deferred financing fees increased by $1.1 million, or 6.7%, to $17.2 million for the nine months ended September 30, 2002 from $16.1 million for the comparable period of 2001. This increase was primarily due to an increase in interest expense of $3.5 million relating to the assumption of mortgage loans in the acquisition of UIRT. In addition, interest increased $867,000 from the closing of two new loans and increased $616,000 from higher average balances on the revolving credit facilities. These increases were partially offset by the repayment of nine loans reducing interest by $1.9 million, an increase in capitalized interest of $715,000 related to increased development activity, a decline of $599,000 due to lower interest rates for variable rate mortgages, reduced deferred loan fee amortization of $309,000 and reduced interest on all other loans of $419,000.

     Rental property depreciation and amortization increased by $2.5 million, or 32.0%, to $10.1 million for the nine months ended September 30, 2002 from $7.7 million for the comparable period of 2001. This increase was primarily due to an increase in depreciation of $1.8 million relating to the acquisition of UIRT and a $700,000 increase related to acquisitions and capital improvements.

     General and administrative expenses increased by $2.6 million, or 104.2%, to $5.0 million for the nine months ended September 30, 2002 from $2.5 million for the comparable period of 2001. The primary reason for the increase in general and administrative expense relates to our growth, as reflected by an increase in compensation and employee related expenses of $1.4 million, professional fees increased by $314,000, previously capitalized preacquisition due diligence costs for projects that did not materialize were written off totaling $695,000, printing and public relations increased by $140,000, and all other expenses increased by $51,000.

     During 2001, we recorded minority interest in CEFUS of $1.6 million, a current and deferred income tax benefit of $967,000 and a loss on the sale of real estate of $609,000 related to CEFUS. Upon the acquisition of CEFUS in the third quarter of 2001, we no longer record minority interest in CEFUS and current and deferred income taxes. During 2002, we recorded a gain on extinguishment of debt of $1.5 million. All other income items primarily relate to earnings from joint ventures.

     The income from properties sold and the properties held for sale as of September 30, 2002 is reflected as discontinued operations for the nine-month periods ended September 30, 2002 and 2001. The properties sold in the nine-month period ended September 30, 2002 produced a gain of $8.2 million and the properties sold and held for sale as of September 30, 2002 resulted in income from discontinued operations of $1.2 million for 2002 and $868,000 for 2001.

     As a result of the foregoing, net income increased by $19.0 million, or 139.5%, to $32.6 million for the nine months ended September 30, 2002 compared to $13.6 million for the comparable period in 2001.

FUNDS FROM OPERATIONS

     We consider Funds From Operations ("FFO") to be a widely used and appropriate supplemental measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means income (loss) before minority interest (determined in accordance with accounting principles generally accepted in the United States of America ("GAAP")), excluding extraordinary items, gains or losses from sales of operating properties and deferred income taxes, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present FFO to assist investors in analyzing our performance. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITS. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash needs and liquidity, including the ability to make distributions to stockholders and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating our operating performance.

     The following table illustrates the calculation of FFO for the three-month and nine-month periods ended September 30, 2002 and 2001:

                                                                      Three-Months Ended               Nine-months Ended
                                                                        September 30,                    September 30,
                                                                   -------------------------     ------------------------
                                                                       2002          2001            2002           2001
                                                                   -----------    ----------      -----------    ---------
                                                                          (in thousands)                (in thousands)
Net income ....................................................        10,926       $ 5,826        $ 32,631       $ 13,625
 Adjustments:
   Depreciation of real estate assets .........................         3,445         2,658          10,081          7,757
   Amortization of capitalized leasing fees ...................            87            60             223            147
   (Gain) loss on disposal of real estate .....................        (1,091)          609          (8,194)           609
   Minority interest in earnings of consolidated subsidiary ...            25            25              76             74
 Other Items:
   Interest on convertible partnership units ..................            64            64             194            194
   Deferred income tax benefit ................................             -        (1,853)              -           (374)
   Share of joint venture real estate depreciation                          2
   ....................                                                    15            18             466             74
   Minority interest share of FFO adjustments .................             -            (4)              -         (1,369)
                                                                  -----------    -----------     -----------    -----------
Funds from operations .........................................      $ 13,608       $ 7,403        $ 35,477       $ 20,737
                                                                  ===========    ===========     ===========    ===========

     FFO increased by $6.2 million, or 83.8%, to $13.6 million for the three months ended September 30, 2002, from $7.4 million for the comparable period of 2001. FFO increased by $14.7 million, or 71.1%, to $35.5 million for the nine months ended September 30, 2002, from $20.7 million for the comparable period of 2001. The increase was primarily the result of the inclusion of the properties acquired in the UIRT transaction and the recognition of a $1.5 million Gain on Extinguishment of Debt for the current periods, and the other changes in income described above.

     The effect of the CEFUS Accounting Treatment on the calculation of FFO for the three-month and nine-month periods ended September 30, 2001 (unaudited) is as follows:

                                            Three months       Nine months
                                               ended             ended
                                            September 30,      September 30,
                                               2001              2001
                                           ------------       ------------
                                                    (in thousands)
FUNDS FROM OPERATIONS:
    Equity One .......................       $    5,485          $  14,351
    CEFUS ............................            1,918              6,386
                                           ------------       ------------
Total funds from operations ..........       $    7,403          $  20,737
                                           ============       ============

CASH FLOW

     Net cash provided by operations of $35.9 million for the nine months ended September 30, 2002 included: (i) net income of $32.6 million, (ii) a net increase in cash flow of $570,000 million due to non-cash items such as depreciation and amortization, offset by gains on sale of real estate, and (iii) a net increase in cash due to changes in operating assets and liabilities of $2.7 million, compared to net cash provided by operations of $17.0 million for the nine months ended September 30, 2001, which included (i) net income of $13.6 million, (ii) a net increase in cash flow of $9.8 million due to non-cash items such as depreciation and minority interest in CEFUS, and (iii) a net decrease in cash due to changes in operating assets and liabilities of $6.4 million.

     Net cash used in investing activities of $45.6 million for the nine months ended September 30, 2002 included: (i) the acquisition of two drugstores, five shopping centers and three parcels of land for $59.4 million, (ii) construction, development and other capital improvements of $9.3 million, and offset by (iii) proceeds from the sale of seven properties of $19.5 million, of which $8.4 million was escrowed for a tax free exchange and was subsequently released in connection with the aforementioned acquisitions, (iv) proceeds from escrow of $1.7 million, and (v) other sources of $1.9 million, compared to net cash used in investing activities of $28.9 million for the nine months ended September 30, 2001 which included: (i) the purchase of one property for $2.9 million, (ii) improvements to rental properties and construction expenditures relating to development projects totaling $7.5 million, (iii) cash used for the acquisition of UIRT of $32.9 million, (vi) reduction in cash held in escrow of $8.0 million, offset by (v) proceeds from the sale of one property of $20.7 million, (vii) proceeds from reduction of affiliated debt of $1.6 million, and (viii) and proceeds from other sources of $105,000.

     Net cash provided by financing activities of $10.2 million for the nine months ended September 30, 2002 included: (i) new mortgage note borrowings of $6.1 million, (ii) net borrowings on revolving credit facilities of $9.1 million, and (iii) net proceeds from issuance of common stock of $64.5 million, offset by (iv) the repayment of ten loans for $37.7 million and monthly principal payments on mortgage notes of $4.2 million, (v) cash dividends paid to common stockholders of $26.4 million, and (vi) other miscellaneous uses of $1.2 million, compared to net cash provided by financing activities of $13.8 million for the nine months ended September 30, 2001 which included: (i) borrowings under mortgage notes of $4.7 million, (ii) net borrowings under the revolving credit facilities of $15.8 million, (iii) net proceeds from issuance of common stock of $20.0 million, (iv) increase in restricted cash of $4.2 million, (v) principal payments on mortgage notes of $17.9 million, (vi) cash dividend paid to common stockholders of $10.8 million, (vii) reduction of obligations to affiliates of $2.1 million, and (viii) other miscellaneous uses of $80,000.

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

     As of September 30, 2002, we had a $10.4 million revolving credit agreement secured by four properties with City National Bank of Florida. This facility accrues interest at 2.25% over the thirty-day LIBOR rate, payable monthly, and adjusted every nine months. This facility matures May 4, 2003, with an option to extend for two additional 364-day periods. This facility has been used to provide a $1.0 million letter of credit in connection with the Pine Island/Ridge Plaza financing, $74,000 of other letters of credit and to support approximately $156,000 in escrows for property taxes on the properties constituting its collateral, thereby reducing its gross availability to approximately $9.2 million.

     As of September 30, 2002, we had a $30.0 million revolving line of credit with Bank Leumi Le-Israel B.M. This facility accrues interest at 1.25% over the 30 or 90-day LIBOR rate, at our option, and is payable monthly or quarterly depending on our rate selection. The facility matures on March 17, 2003. Under the Bank Leumi credit agreement, we agreed not to mortgage or encumber seven of our properties.

     On February 27, 2002, we entered into a revolving credit facility with Wells Fargo under which we may borrow up to $29.4 million. On July 31, 2002, we increased the availability by $11.9 million up to $41.3 million, against a borrowing base of six properties pledged to secure the facility. Borrowings under the facility will bear interest at LIBOR plus a margin ranging from 1.15%, if the ratio of our total liabilities to gross asset value is less than 0.5, to 1.50% if the ratio of our total liabilities to gross asset value is or exceeds
0.60. The entire principal amount is due February 26, 2005. This facility also prohibits stockholder distributions in excess of 95% of our funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, we can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT. The facility also contains financial covenants that require us to maintain among other things:

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

     As of September 30, 2002, we were in compliance with each of these covenants...

     Our revolving credit facility balances as of September 30, 2002 and December 31, 2001 consisted of the following:

                                                                  September 30,    December 31,
                                                                      2002             2001
                                                                  ------------    ------------
                                                                          (in thousands)
  Revolving Credit Facilities
     City National Bank .........................................  $     2,507     $     1,409
     Bank Leumi .................................................            -          26,000
     Wells Fargo ................................................       34,000             N/A
                                                                  ------------     -----------

               Total revolving credit facilities ................  $    36,507     $    27,409
                                                                  ============    ============

     The amount available under the various revolving credit facilities is $44.0 million as of September 30, 2002, out of commitments totaling $81.8 million.

     Our mortgage note balances as of September 30, 2002 and December 31, 2001 consisted of the following:

                                                                  September 30,   December 31,
                                                                      2002            2001
                                                                   -----------    ------------
                                                                        (in thousands)
   Mortgage Notes Payable
      Fixed rate mortgage loans .............................       $  283,078     $  296,887
      Variable rate mortgage loans ..........................           24,635         48,160

          Total mortgage notes payable ......................       $  307,713     $  345,047
                                                                   ===========    ===========

     Each of our mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal
balance  of  approximately   $59.0  million  on  September  30,  2002,   contain
prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. Nevertheless, we are in the process of obtaining the necessary consents from the lenders. Based on discussions with the remaining lenders, current credit market conditions and other factors, we believe that such consents will be obtained or that the mortgages would not be accelerated. Accordingly, we believe that the ultimate outcome of this matter will not have a material adverse impact on our results of operations or financial condition.

     As of September 30, 2002, our total debt of $344.2 million less our cash and cash equivalents, cash held in escrow and securities available for sale, or $341.7 million, divided by our gross real estate assets of $709.3 million equaled 48.2%.

     As of September 30, 2002, the balances due on our mortgage loans (excluding revolving credit facilities) were as follows:

                                             Balance Due Including
                    Year Ending             Scheduled Amortization
                -------------------         ----------------------
            2002.......................             $    1,392
            2003.......................                  5,814
            2004.......................                 30,882
            2005.......................                 26,177
            2006.......................                 32,872
            Thereafter.................                210,576
                                                   -----------
                Total..................             $  307,713
                                                   ===========

     Our debt level could subject us to various risks, including the risk that our cash flows will be insufficient to meet required payments of principal and interest, and the risk that the resulting reduced financial flexibility could inhibit our ability to develop or improve our rental properties, withstand downturns in our rental income or take advantage of business opportunities. In addition, because we currently anticipate that only a small portion of the principal of our indebtedness will be repaid prior to maturity, it is expected that it will be necessary to refinance the majority of our debt. Accordingly, there is a risk that such indebtedness will not be able to be refinanced or that the terms of any refinancing will not be as favorable as the terms of our current indebtedness.

     Subsequent to September 30, 2002, we entered into various financing, property acquisitions and merger transaction agreements, which are further described in the "Notes to the Condensed Consolidated Financial Statements, Footnote 16, Subsequent Events."

     We may enter into interest rate swap, lock and other instruments in order to reduce the exposure to interest rate fluctuations. In anticipation of the acquisition of the retail center located in the City of Delray Beach, Florida, we entered into a $30 million notional amount interest rate lock agreement. Due to market conditions in interest rates, we terminated the agreement at a loss of $224,000 and subsequently obtained a committment for a lower fixed rate mortgage loan. The Company has not entered into any other interest rate risk agreements. However, there can be no assurances that we will not employ the use of interest rate risk instruments in the future. The Company does not enter into derivative instruments for speculative purposes.

     We commenced development in March 2002 of an 84,000 square foot supermarket-anchored shopping center on a parcel of land located at the southeast corner of S.W. 147th Avenue and Coral Way in Miami-Dade County, Florida. We anticipate the cost of development to be approximately $10.0 million. To date, we have incurred $2.0 million to purchase the parcel of land and $3.2 million in development and construction costs. We expect to commence development in late 2002 of a 25,000 square foot drug-store anchored shopping center on a parcel of land we already own at the northeast corner of S.W. 147th Avenue and Coral Way in Miami-Dade County, Florida at a total cost of $2.5 million. We expect to commence development in late 2002 of an additional 114,000 square feet at our Skylake Shopping Center in Miami-Dade County, Florida at a total cost of $5.5 million. We are commencing a major renovation of Oakbrook Square Shopping Center, located in Palm Beach Gardens, Florida including the demolition of existing space, construction of new space and conversion of the Jacobson's space to a multi-tenant facility for a total estimated cost of $3.0 million. We are also committed to a major renovation of University Mall in Pembroke Pines, Florida at an estimated cost of $5.0 million. We intend to redevelop the Salerno Village Shopping Center in Stuart, Florida with a new supermarket and other related improvements at an estimated cost of $5 million. We expect to fund the costs of these development projects with cash flows from operations and borrowings under our various revolving credit facilities.

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

     On January 23, 2002, we filed a universal shelf registration statement with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants, up to a value of $250 million. The registration statement provides us additional flexibility in accessing capital markets to fund future growth and for general corporate purposes. On March 27, 2002, we concluded the underwritten sale of 3,450,000 shares of common stock of a price of $13.25 per share through a group of underwriters led by Legg Mason Wood Walker. The net proceeds of $42.9 million from the stock offering were used to repay certain existing indebtedness. As of September 30, 2002, our remaining availability under the universal shelf registration statement totaled $204.3 million.

     On March 29, 2002, we issued 335,208 shares of our common stock at a price of $13.425 per share in exchange for $4.5 million of cash dividends pursuant to our Divided Reinvestment and Stock Purchase Plan.

     During the second quarter of 2002, we issued 589,039 shares of common stock under our Dividend Reinvestment and Stock Purchase Plan at prices ranging from $13.3153 to $13.9300 per share, in exchange for $29,000 in cash dividends and $1.1 million of cash proceeds, respectively. The cash proceeds were used for general corporate purposes.

     During the third quarter of 2002, we issued 84,313 shares of common stock under our Dividend Reinvestment and Stock Purchase Plan at prices ranging from $12.57 to $13.54 per share, in exchange for $29,000 in cash dividends and $1.1 million of cash proceeds, respectively. The cash proceeds were used for general corporate purposes. In September 2002, we filed a registration statement on Form S-3 increasing the number of available shares for the Dividend Reinvestment and Stock Purchase Plan by 5 million and as of September 30, 2002, our remaining availability under this plan totaled 5,127,046 shares.

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

     Our financial results are affected by general economic conditions in the markets in which its properties are located. An economic recession, or other adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants. The properties are typically anchored by supermarkets, drug stores and other consumer necessity and service retailers, which typically offer day-to-day necessities rather than luxury items. These types of tenants, in our experience, generally maintain more consistent sales performance during periods of adverse economic conditions.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

     Certain information included and incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors, which could have a material adverse effect on the operations and future prospects of our company, include:

o our inability to identify properties to acquire or our inability to successfully integrate acquired properties and operations, including our inability to successfully integrate the business and operations of United Investors Realty Trust and Centrefund Realty (U.S.) Corporation which we acquired in the third quarter of 2001.
o the effect of general economic downturns on demand for and rents from neighborhood and community shopping centers;
o changes in tax laws or regulations, especially those relating to REITs and real estate in general;
o    our failure to continue to qualify as a REIT under U.S. tax laws;
o    the number, frequency and duration of tenant vacancies that we experience;
o the time and cost required to solicit new tenants and to obtain lease renewals from existing tenants on terms that are favorable to us;
o    tenant bankruptcies and closings;
o the general financial condition of, or possible mergers or acquisitions involving, our tenants;
o competition from other real estate companies or from competing shopping centers or other commercial developments;
o    changes in interest rates and national and local economic conditions;
o    the continued service of our senior executive officers;
o    possible environmental liabilities;
o    the availability, cost and terms of financing;
o the time and cost required to identify, acquire, construct or develop additional properties that result in the returns anticipated or sought;
o    the costs required to re-develop or renovate any of our current properties;
o    and effect of natural disasters and other casualties;
o    the successful completion of our proposed acquisition of IRT;
o    our ability to successfully merge IRT's operations into ours;
o the potential impact of increased leverage incurred in connection with the acquisition of IRT;
o the potential dilution of existing stockholders as a result of the issuance of our common stock in the acquisition of IRT and related private placement.

     You should also carefully consider any other factors contained in this quarterly report, including the information incorporated by this quarterly report. You should not rely on the information contained in any forward-looking statements, and you should not expect us to update any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease and interest expense from the variable component of the Company's debt balances will move in the same direction. With respect to its investment portfolio, changes in interest rates generally do not directly affect the Company's interest income as its investments are predominantly in equity securities. With respect to its notes receivable, changes in interest rates generally do not affect the Company's interest income as its notes receivable are predominantly at fixed-rates for extended terms, and would be unaffected by any sudden change in interest rates. The Company's mortgage notes payable are predominantly at fixed-rates for extended terms with a weighted average life of
6.25 years, and fixed rate debt would be unaffected by any sudden change in interest rates. Because the Company has the intent to hold its fixed rate existing mortgages to maturity (or until the sale of the associated property), there is believed to be relatively little interest rate market risk on the Company's results of operations or its working capital position from such debt. The Company's possible risk is from increases in long-term real estate mortgage rates that may occur over a period of several years, as this may decrease the overall value of its real estate.

     We may enter into interest rate swap, lock and other instruments in order to reduce the exposure to interest rate fluctuations. In anticipation of the acquisition of the retail center located in the City of Delray Beach, Florida, we entered into a $30 million notional amount interest rate lock agreement. Due to market conditions in interest rates, we terminated the agreement at a loss of $224,000 and subsequently obtained a committment for a lower fixed rate mortgage loan. The Company has not entered into any other interest rate risk agreements. However, there can be no assurances that we will not employ the use of interest rate risk instruments in the future. The Company does not enter into derivative instruments for speculative purposes.

     The Company estimates the fair market value of its long term, fixed rate mortgage loans using discounted cash flow analysis based on current borrowing rates for similar types of debt. At September 30, 2002, the fair value of the fixed rate mortgage loans calculated using a rate of 4.83% was estimated to be $327,771 compared to the carrying value amount of $283,078. If the weighted average interest rate on the Company's fixed rate debt were 100 basis points higher or lower than the current weighted average rate of 7.73%, the fair market value would be $297,692 and $269,850, respectively.

     If the weighted average interest rate on the Company's variable rate debt were 100 basis points higher or lower, annual interest expense would increase or decrease by approximately $611,000 based on the Company's variable rate debt balance on September 30, 2002 totaling $61.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

     Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-Q, that the Company's disclosure controls and procedures under Rule 13a-14 of the Securities and Exchange Act of 1934 are effective to ensure that information the Company is required to disclose in the reports that it files or submits under Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information the Company is required to disclose in such reports is accumulated and communicated to management, including the Company's principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Subsequent to such evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

     Neither the Company nor the Company's properties are subject to any material litigation. The Company and its properties may be subject to routine litigation and administrative proceedings arising in the ordinary course of business, which collectively is not expected to have a material adverse affect on the business, financial condition, results of operations or cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     Reference is made to the description of the proposed acquisition of IRT set forth in Part I, Item 2 above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

3.1    Composite Articles of Amendment and Restatement of Equity One, Inc. (1)

3.2    Amended and Restated Bylaws of Equity One, Inc. (2)

*10.1  Second Amendment to Stockholders Agreement.

*99.1  Certification pursuant to Section 906 of the Sarbanes - Oxley Act of
       2002.

(b)  Reports on Form 8-K:

     During the quarterly period ended September 30, 2002, the Company filed the following report on Form 8-K:

(i) Report on Form 8-K dated July 24, 2002, relating to the Company's supplemental information, quarterly earnings press release and conference call for the quarter ended June 30, 2002.


____________________________

(1) Incorporated by reference to the Registrants Quarterly Report filed on Form 10-Q for the second quarter ended June 30, 2002.

(2) Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 filed November 6, 1997 (Registration No. 333-33977).

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 2002
                                  EQUITY ONE, INC.



                                  /s/  CHAIM KATZMAN
                                  ----------------------------------

                                  Chaim Katzman
                                  Chief Executive Officer
                                  (Principal Executive Officer)



                                  /s/  HOWARD M. SIPZNER
                                  ----------------------------------
                                  Howard M. Sipzner
                                  Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER



I, Chaim Katzman, Chief  Executive Officer of Equity One, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Equity One, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in a all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our   conclusion   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: November 13, 2002                 /s/ CHAIM KATZMAN
                                             _________________________________
                                             Chaim Katzman
                                             Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER




     I, Howard M. Sipzner, Chief Financial Officer of Equity One, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Equity One, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in a all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our   conclusion   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 13, 2002                  /s/ HOWARD M. SIPZNER
                                              ________________________________
                                              Howard M. Sipzner
                                              Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT    DESCRIPTION

  3.1     Composite Articles of Amendment and Restatement of Equity One, Inc.(1)

  3.2     Amended and Restated Bylaws of Equity One, Inc. (2)

*10.1     Second Amendment to Stockholders Agreement.

*99.1 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.


____________________________

(1) Incorporated by reference to the Registrants Quarterly Report filed on Form 10-Q for the second quarter ended June 30, 2002.

(2) Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 filed November 6, 1997 (Registration No. 333-33977).

* Filed herewith.