Form 10-K
EQUITY ONE INC
filed 2003-03-31
CIK 1042810

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2002

     OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        --------------------------------
                        Commission file number 001-13499
                        --------------------------------

                                EQUITY ONE, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

           Maryland                               52-1794271
           --------                               ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


1696 N.E. Miami Gardens Drive, North Miami Beach,             FL 33179
-------------------------------------------------            ----------
    (Address of principal executive office)                  (Zip code)


       Registrant's telephone number, including area code: (305) 947-1664

       ------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

  Common Stock, $.01 Par Value                 New York Stock Exchange
 ------------------------------       ---------------------------------------
     (Title of each class)             (Name of exchange on which registered)

                                      None
          -----------------------------------------------------------
           Securities registered pursuant to Section 12(g)of the Act:

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter was $177,549,488.

     As of March 20, 2003, the number of outstanding shares of Common Stock par value $.01 per share of the Registrant was 59,766,055.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.
================================================================================

                                EQUITY ONE, INC.


                                TABLE OF CONTENTS


                                                                            Page
                                                                           ----

                                     PART I

Item 1.     Business......................................................2
Item 2.     Properties...................................................14
Item 3.     Legal Proceedings............................................29
Item 4.     Submission of Matters to a Vote of Security
              Holders....................................................29

                                  PART II

Item 5.     Market For Registrant's Common Equity and Related
              Stockholder Matters........................................29
Item 6.     Selected Financial Data......................................31
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................33
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...48
Item 8.     Financial Statements and Supplementary Data..................49
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................49

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant...........50
Item 11.    Executive Compensation.......................................50
Item 12.    Security Ownership of Certain Beneficial Owners..............50
Item 13.    Certain Relationships and Related Transactions...............50
Item 14.    Controls and Procedures......................................50

                                  PART IV

Item 15.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K........................................51

                           FORWARD-LOOKING INFORMATION

     Certain matters discussed in this Annual Report on Form 10-K and the information incorporated by reference herein contain "forward-looking statements" for purposes on Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

     All statements other than statements of historical facts are forward-looking statements, and can be identified by the use of forward-looking terminology such as "may," "will," "might," "would," "expect," "anticipate," "estimate," "would," "could," "should," "believe," "intend," "project," "forecast," "target," "plan," or "continue" or the negative of these words or other variations or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on those statements, which speakIIII only as of the date of this report.

     Among the factors that could cause actual results to differ materially are:

o general economic conditions, competition and the supply of and demand for shopping center properties in our markets;

o management's ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

o    interest rate levels and the availability of financing;

o potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;

o    risks that tenants will not take or remain in occupancy or pay rent;

o    greater than anticipated construction or operating costs;

o    inflationary and other general economic trends;

o    the effects of hurricanes and other natural disasters; and

o other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.

     Except for ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.           BUSINESS

General

     We are a real estate investment trust, or REIT, that principally acquires, renovates, develops and manages community and neighborhood shopping centers located predominately in high growth markets in the southern United States. Our shopping centers are primarily anchored by supermarkets or other necessity-oriented retailers such as drug stores or discount retail stores.

     As a result of our recently completed merger with IRT Property Company, or IRT, our property portfolio, as of March 20, 2003, consists of 179 properties, comprising 122 supermarket-anchored shopping centers, nine drug store-anchored shopping centers, 41 other retail-anchored shopping centers, one self-storage facility, one industrial and five retail developments, as well as non-controlling interests in four unconsolidated joint ventures that own and operate commercial properties. These properties are located in 12 states in the southern United States and contain an aggregate of 18.5 million square feet of gross leasable area, or GLA. Our portfolio includes shopping centers anchored by national and regional supermarkets such as Albertsons, H.E.B., Kash N' Karry, Kroger, Publix, Randall's and Winn-Dixie and other national retailers such as Bed Bath & Beyond, Best Buy, Blockbuster, Eckerd, Home Depot Design Expo, Kmart, Lowe's, and Walgreens.

     We were established as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995. We maintain our principal executive and management office at 1696 N.E. Miami Gardens Drive, North Miami Beach, Florida 33179 in the Shops at Skylake.

     In this annual report, unless stated otherwise or unless the content requires otherwise, references to "we," "us" or "our" mean Equity One and IRT combined. We also sometimes refer to Equity One and IRT collectively as the "merged company."

Recent Developments and 2002 Overview

     IRT Merger. On February 12, 2003, we completed our acquisition of IRT by statutory merger. As a result of the merger, we acquired 92 properties encompassing approximately 10 million square feet of gross leaseable area. See "Item 2. - Properties" for a brief description of the merged company portfolio.

     In connection with the merger, we paid aggregate cash consideration of approximately $181 million, issued approximately 17.5 million shares of our common stock valued at approximately $232 million and assumed approximately $337 million of mortgages, unsecured indebtedness and other liabilities, including $150 million of IRT's senior unsecured notes. Upon completion of the merger, the investment grade ratings of the senior unsecured notes were confirmed by Moody's and Standard & Poor's at Baa3 and BBB-, respectively.

     Revolving Credit Facility. On February 7, 2003, we entered into a $340 million unsecured revolving credit facility with Wells Fargo and 14 other lenders. As of March 27, 2003, we had outstanding approximately $150 million under the facility which was used in part to fund a portion of the costs of the merger and to prepay certain indebtedness.

     Equity Private Placement. Contemporaneously with the completion of the IRT merger, we completed a private placement of 6,911,000 shares of our common stock to a limited number of existing, affiliated investors at a price of $13.50 per share. The proceeds from the private placement were used, along with a portion of the proceeds from the Wells Fargo facility, to fund a portion of the costs of the merger and to prepay certain indebtedness.

     Issuance of Public Equity. On March 27, 2002, we completed a public offering of 3.45 million shares of our common stock at a per share price of $13.25. The net proceeds of approximately $42.9 million from this offering were used to repay certain existing indebtedness.

     Acquisitions. We intend to focus on retail properties and development projects that generate stable cash flows and present opportunities for value appreciation. During 2002, we acquired 11 properties for an aggregate consideration of approximately $69.5 million. These properties consisted of six supermarket anchored shopping centers, two drugstores anchored shopping centers, and three parcels of land held for future development.

     Dispositions. Generally, we hold our properties for investment and the production of rental income until they no longer meet our investment criteria. During 2002, we sold nine properties for aggregate consideration of approximately $32.1 million.

     During March 2003, we sold an additional two drug store anchored centers for aggregate consideration of approximately $6.8 million.

     Developments and Redevelopments. The following properties are currently under development:

     o Plaza Alegre, an 84,000 square foot, Publix supermarket-anchored shopping center in southwest Miami-Dade County, Florida, that opened March 2003;

     o a complete redevelopment of University Mall in Pembroke Pines, Florida incorporating a new Lowe's home improvement store, with completion targeted in the fourth quarter of 2003; and

     o a partial reconfiguration of the Oakbrook Square shopping center in Palm Beach Gardens, Florida to accommodate a new Stein Mart store, with completion targeted for the third quarter of 2003.

     We are in the planning and permitting stage for several other developments and redevelopments including:

     o the development of a new 25,000 square foot CVS drugstore-anchored center across the street from Plaza Alegre in Miami-Dade County, Florida;

     o the redevelopment of Salerno Village in Stuart, Florida to accommodate a new and expanded Winn Dixie supermarket;

     o the development of a 12 acre site adjacent to a master-planned community in Homestead, Florida where we expect to develop a supermarket anchored center;

     o the development of a four acre site adjacent to our Cashmere Corners property where we expect to commence construction of 20,000 square feet of retail in the second quarter of 2003; and

     o a 120,000 square foot addition to the Shops at Skylake in North Miami Beach, Florida to accommodate a new L.A. Fitness Sports Center Club and other tenants.

     These five projects are scheduled for completion between the end of 2003 through 2005.

Business and Growth Strategies

     Our business strategy has been and will continue to be to maximize long-term shareholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets. To that end, we now own and manage a portfolio of 179 properties including 172 supermarket and necessity-oriented retailer anchored centers. In order to achieve our objectives in the future, we intend to:

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

     Enhancing Portfolio Performance. We seek to maximize the value of our existing shopping centers by leasing and re-leasing those properties at higher rental rates to creditworthy tenants. These efforts improve the financial performance of our shopping center portfolio. We believe that we have developed strong, mutually beneficial relationships with creditworthy tenants, particularly our anchor tenants, by consistently meeting or exceeding their expectations and demands. Over the years, this strategy has allowed us to leverage our relationship with existing tenants to lease and re-lease our properties and therefore maintain or improve the financial performance of our existing properties or properties we acquire. Moreover, we are in the process of renovating or redeveloping a number of under-performing assets in order to make them more attractive for leasing or re-leasing to creditworthy tenants.

     Acquisition and Development of Shopping Centers. We intend to acquire additional neighborhood and community shopping centers through individual property acquisitions, development of new properties, property portfolio purchases and acquisitions of other REITs and real estate companies, both privately-held and publicly-traded.

     We select properties for acquisition or development which have or are suitable for supermarket or other anchor tenants that offer daily necessities and value-oriented merchandise. The properties must be well-located, typically in high growth, high-density metropolitan areas, and have high visibility, open air designs, ease of entry and exit and ample parking. Although we focus primarily on well-performing, supermarket-anchored properties with strong cash flows, we also acquire under-performing assets, which are adaptable over time for expansion, renovation or redevelopment. When evaluating potential acquisitions, whether well-performing or under-performing, and development projects, we consider factors such as:

     o the location, construction quality, design and visibility of the property;

     o economic, demographic, regulatory and zoning conditions in the property's local and regional market;

     o the tenants' gross sales per square foot measured against industry standards, and the rent payable by the tenants;

     o competition from comparable retail properties in the market area and the possibility of future competition;

     o the current and projected cash flow of the property and the potential to increase that cash flow;

     o the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover;

     o the supply and demand by tenants for properties of a similar type in the market area;

     o the potential to complete a strategic renovation, expansion or re-tenanting of the property;

     o the property's current expense structure and the potential to increase operating margins; and

     o    the potential for capital appreciation of the property.

     When evaluating expansion, renovation and development possibilities, we usually do not initiate construction until we have secured commitments from anchor tenants. In addition, when evaluating acquisitions of portfolios of properties, REITs or other real estate businesses, we review the component properties against the criteria described above, as well as opportunities for synergies and cost savings on a combined basis, the degree of geographic fit with our existing markets and the extent of non-core assets included in the acquisition. For instance, in September of 2001, we acquired 50 properties, representing approximately 5.2 million square feet of gross leaseable area, through our acquisitions of United Investors Realty Trust and Centerfund Realty (U.S.) Corporation. For more information on these acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     We currently are focused on properties located in the southern region of the United States. In addition, in making new real estate investments, we intend to continue to place primary emphasis on obtaining 100% equity interests in well-located, income-producing properties with attractive yields and potential for increases in income and capital appreciation.

     Selling Certain Assets. Generally, we hold our properties for investment and for the production of rental income. Over time, when assets we acquire no longer meet our investment criteria, or when sales provide the opportunity for significant gains, we may attempt to sell or otherwise dispose of those assets.

     Using our Capital to Expand Our Business. We intend to further grow and expand our business by using cash flows from operations, by drawing on our existing credit facilities or, if appropriate market conditions exist, by accessing the capital markets to issue equity, debt or a combination thereof. In addition, as we have in the past, we intend to utilize tax-advantaged structures to acquire properties from sellers who wish to defer capital gains. Such structures may include entering into a joint venture or other type of co-ownership with a seller, whether in the form of a limited partnership or limited liability company, in which we would acquire a controlling interest. We may offer the seller an interest in the venture that is convertible or exchangeable for shares of our common stock or otherwise allow the seller to have an equity interest in our company. Competitive Strengths

     We believe that we distinguish ourselves from other owners and operators of community and neighborhood shopping centers in a number of ways, including:

     o Shopping Centers Anchored by Supermarkets or Necessity-Oriented Retailers. For the year ended December 31, 2002, the merged company's shopping centers anchored by supermarkets or other necessity retailers such as drug stores or discount retail stores accounted for approximately 99.2% of our total annualized minimum rent. We believe that supermarkets and other necessity-oriented retailers are more resistant to economic downturns by the nature of their business and generate frequent consumer traffic through our shopping centers. This traffic enhances the quality, appeal and longevity of our shopping centers and benefits our other tenants.

     o Attractive Locations in High-Growth Areas. The merged company's portfolio of properties is concentrated in high-density areas that are experiencing high population growth such as Florida, Texas and Georgia. After giving effect to the merger, as of December 31, 2002, these states constitute 46.5%, 16.7% and 13.1% of our supermarket and necessity-oriented anchored centers gross leaseable area, respectively. The strong demographics of these and our other markets provide our properties with a growing supply of shoppers and increased demand for the goods and services of our tenants.

     o Diverse Tenant Base. No single tenant represents more than 10.0% of the merged company's annualized minimum rent and only one tenant, Publix, represents more than 5.0% of such revenue. After giving effect to the merger, as of December 31, 2002, Publix represented 8.0% of our annualized minimum rent and we had over 3,000 leases with tenants, including national and regional supermarket chains, drug stores, discount retail stores, other nationally or regionally known stores, a variety of other regional and local retailers and a number of local service providers such as doctors, dentists, hair salons, restaurants and others. We believe that this diversity of tenants enables us to generate more stable cash flows over time and limits our exposure to the financial conditions of any particular tenant.

     o Seasoned Management Team. Our senior executives and managers average more than 20 years of experience in the acquisition, management, leasing, finance, redevelopment and construction of real estate or retail properties. In particular, we believe that our in-depth market knowledge and the long-term tenant relationships developed by our senior management team provide us with a key competitive advantage.

     o Property Acquisition Strengths. We believe we have certain competitive advantages which enhance our ability to capitalize on acquisition opportunities, including our long standing relationships with bankers, brokers, tenants and institutional and other real estate owners in our current target markets; our access to capital; our ability to offer cash and tax advantaged structures to sellers; and our demonstrated ability to conduct a rapid, efficient and effective due diligence investigation of the property, portfolio or company.

     o Strong Relationship with Tenants. We believe we have cultivated strong relationships with supermarket and other anchor tenants, which, in combination with our in-depth knowledge of our primary markets, have contributed substantially to our success in identifying, acquiring and operating our properties.

Financing Strategy

     Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level and minimizing our variable interest rate exposure. We intend to finance future growth with the most advantageous source of capital available to us at the time of an acquisition. These sources may include selling common stock, preferred stock, debt securities, depository shares or warrants through public offerings or private placements, utilizing availability under our $340 million revolving credit facility or incurring additional indebtedness through secured or unsecured borrowings either at the parent level or through mortgages with recourse limited to specific properties.

Risk Factors

You should carefully consider the risks described below. The trading price of our common stock could decline due to any of these risks.

     We are dependent upon certain key tenants, and adverse developments in the business of these tenants could have a negative impact on our financial condition.

          We own shopping centers which are supported by "anchor" tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers. For instance, Publix is our largest tenant and accounts for approximately 1.7 million square feet, or 9.3%, of our gross leaseable area.

          At any time, an anchor tenant or other tenant may experience a downturn in its business that may weaken its financial condition. As a result, tenants may delay lease commencement, fail to make rental payments when due or declare bankruptcy. We are subject to the risk that these tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. Any tenant bankruptcies, leasing delays or failures to make rental payments when due could result in the termination of the tenant's lease and material losses to our business and harm to our operating results. For example, in January 2002, Kmart Corporation, an anchor tenant in eleven of the merged company's shopping centers, filed for bankruptcy protection and has subsequently closed stores and terminated leases at four centers. Although we do not believe that Kmart's bankruptcy will have a materially adverse impact on our financial condition, if Kmart elects to close some or all of the remaining seven stores in our centers, it would adversely affect our operating results, including funds from operations.

          In addition to the loss of rental payments, a lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping center whose leases permit cancellation or rent reduction if an anchor tenant's lease is terminated. Vacated anchor tenant space also tends to adversely affect the entire shopping center because of the loss of the departed anchor tenant's power to draw customers to the center. We cannot provide any assurance that we will be able to quickly re-lease vacant space on favorable terms, if at all. Any of these developments could adversely affect our financial condition or results of operations.

     Our growth may be impeded if we are not successful in identifying suitable acquisitions that meet our criteria.

          Our business strategy is to make future acquisitions of or investments in additional real estate assets or other real estate companies. Integral to this strategy will be our ability to expand in the future by identifying suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable real estate assets or other businesses that meet our acquisition criteria or completing acquisitions or investments on satisfactory terms. Failures in identifying or completing acquisitions could reduce the number of acquisitions we are able to make and may slow our growth, which could in turn harm our future stock price.

     Future acquisitions of real estate assets or other real estate companies may not yield the returns expected, may result in disruptions to our business, may strain management resources and may result in stockholder dilution.

          Our acquisition strategy and our market selection process may not ultimately be successful and may not provide positive returns on our capital. If we acquire a business, we will be required to integrate the operations, personnel and accounting and information systems of the acquired business and train, retain and motivate any key personnel from the acquired business. In addition, acquisitions may cause disruptions in our operations and divert management's attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. The issuance of equity securities in connection with any acquisition could be substantially dilutive to our stockholders.

          In February 2003, we acquired IRT Property Company. No assurance can be given that we will be able to realize operational synergies or otherwise reduce the operating expenses of the combined company. In addition, we may face unanticipated costs as a result of this acquisition. If we do not achieve operational synergies, cannot reduce the expenses of the combined company or if we experience material, unanticipated costs or encounter adverse business developments as a result of the acquisition, our results of operations could be harmed and our stock price could decline.

     We will face increasing competition for the acquisition of real estate assets, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

          We compete with many other entities engaged in real estate investment activities for acquisitions of community and neighborhood shopping centers, including institutional pension funds, other REITs and other owner-operators of shopping centers. These competitors may drive up the price we must pay for real estate assets or other real estate companies we seek to acquire, or may succeed in acquiring those companies or assets themselves. In addition, potential acquisition targets may find competitors to be more attractive suitors because they may have greater resources, may be willing to pay more or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Such competition may reduce the number of suitable properties and increase the bargaining position of the owners of those properties. This will result in increased demand for these assets, and, therefore, increased prices paid for them. If we must pay higher prices for properties, our profitability will be reduced, and our stockholders may experience a lower return on their investment.

     Geographic concentration of our properties will make our business vulnerable to economic downturns in Florida.

          Approximately 45% of our gross leasable area is located in Florida. As a result, economic and real estate conditions in Florida will significantly affect our revenues and the value of our properties. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in Florida. Any resulting oversupply or reduced demand for retail properties in Florida would adversely affect our operating performances and limit our ability to make distributions to stockholders.

     We may be subjected to liability for environmental contamination for which we do not have insurance and which might have a material adverse impact on our financial condition and results of operations.

     As an owner and operator of real estate and real estate-related facilities, we may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from our properties, as well as for governmental fines and damages for injuries to persons and property. We may be liable without regard to whether we knew of, or were responsible for, the environmental contamination and with respect to properties previously owned by IRT, whether the contamination occurred before or after the merger. We have several properties in our portfolio that will require or are currently undergoing varying levels of environmental remediation. We do not currently maintain an umbrella environmental insurance policy covering all of our properties, and, therefore, any liability, fine or damage will directly impact our financial results.

     Our investments in development and redevelopment projects may not yield anticipated returns, which would harm our operating results and reduce the amount of funds available for distributions to stockholders.

          A component of our growth strategy is the development and redevelopment of properties within our portfolio. In addition, we intend to develop new shopping centers at other locations and pursue other development and redevelopment activities as opportunities arise. There can be no assurance that we will be able to do so successfully. Such activities may include expanding and/or renovating properties or developing new sites. Expansion, renovation and development projects generally require expenditures of capital, as well as various governmental and other approvals, which we may not be able to obtain, or may only obtain after delay and at substantial costs.

          While our policies with respect to expansion, renovation and development activities are intended to limit some of the risks otherwise associated with such activities, such as initiating construction only after securing commitments from anchor tenants, we will nevertheless be subject to risks that construction costs of a property, due to factors such as cost overruns, design changes and timing delays arising from a lack of availability of materials and labor, weather conditions and other factors outside of our control, may exceed original estimates, possibly making the property uneconomical. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these redevelopment projects and harm our operating results. In addition, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction and permanent financing may not be available on favorable terms, or development, construction and lease-up activities may not be completed on schedule, resulting in increased debt service expense and construction costs.

     We may experience difficulties and additional costs associated with renting unleased space and space to be vacated in future years.

          We plan to improve the performance of several properties by re-leasing vacated space. However, our ability to rent unleased or vacated space in these or other properties will be affected by many factors, including the property's location, current market conditions and covenants found in certain leases restricting the use of other space at a property. For instance, in some cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants to sell that merchandise or provide those services. When re-leasing space after a vacancy, these provisions may limit the number and types of prospective tenants for the vacant space. The failure to lease or to re-lease on satisfactory terms could harm our operating results.

          In addition, if we are able to re-lease vacated space, there is no assurance that rental rates will be equal to or in excess of current rental rates. In addition, we may incur substantial costs in obtaining new tenants, including brokerage commission fees paid by us in connection with new leases or lease renewals, and the cost of making leasehold improvements.

     We have substantial debt obligations which may reduce our operating performance and put us at a competitive disadvantage.

          We have outstanding debt and other liabilities after the merger with IRT in the aggregate amount of approximately $800 million. The loan facilities require scheduled principal and balloon payments. In addition, we may incur additional indebtedness in the future. As a result, we are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that interest rates may increase on variable-rate debt and the risk that indebtedness on our properties will not be refinanced at maturity or that the terms of such refinancing will not be as favorable as the terms of such indebtedness.

          If our internally generated cash is adequate to repay only a portion of our indebtedness prior to maturity, then we will be required to repay debt through refinancings or equity offerings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties upon disadvantageous terms, which might result in losses and might adversely affect our cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancings, our interest expense would increase, without a corresponding increase in our rental rates, which would adversely affect our results of operations. Further, if one of our properties is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, or if we are in default under the related mortgage or deed of trust, such property could be transferred to the mortgagee, or the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of income and asset value. Foreclosure could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements under the Internal Revenue Code.

     Changes in interest rates could adversely affect the market price of our common stock.

          The market price of our common stock is affected by the annual distribution rate on the shares of our common stock. Increasing market interest rates may lead prospective purchasers of our common stock to seek a higher annual yield from their investments. Such an increase in market expectations or requirements would likely adversely affect the market price of our common stock. In addition, we have several variable rate loans, including our $340 million revolving credit facility with Wells Fargo. As interest rates rise, more of our funds from operations will be required to service that debt. Finally, increases in interest rates may have the effect of depressing the market value of retail properties such as ours, including the value of those properties securing our indebtedness.

     Our financial covenants may restrict our operating or acquisition activities, which may harm our financial condition and operating results.

          Our revolving credit facility with Wells Fargo, as well as much of our existing mortgage indebtedness, contains customary covenants and conditions typically found in similar credit facilities, including, among others, the compliance with various financial ratios and restrictions upon the incurrence of additional indebtedness and liens on our properties. Furthermore, the terms of some of this indebtedness will restrict our ability to consummate transactions that result in a change of control or to otherwise issue equity or debt securities. The existing mortgages also contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we were to breach covenants in these debt agreements, the lender could declare a default and require us to repay the debt immediately, and, if the debt is secured, if we fail to make repayment the lender may be entitled to take possession of any property securing the loan.

     Certain of our indebtedness may currently be in default as a result of prior issuances of our common stock or prior acquisitions which may serve as a basis for our lenders to accelerate amounts due under the related mortgages or demand payments or fees.

          Certain of the mortgages on our properties contain prohibitions on transfers of ownership interests in the mortgagor or its parent without the prior written consent of the lenders, which provisions may have been violated by previous transactions completed by us including the merger with IRT. A violation could serve as a basis for the lenders to accelerate amounts due under the related mortgages, demand payments or assess fees or penalties.

          The outstanding amounts under the mortgages on the affected properties covered by such restrictions on transfer total approximately $171 million as of March 20, 2003. In the event that the holders declare defaults under the mortgage documents, we could be required to prepay the remaining mortgages from existing resources, refinancings of such mortgages, borrowings under our other lines of credit or other sources of financing. The repayment of these mortgages could have an adverse impact on the operations and affect our ability to make distributions to stockholders in the anticipated amounts.

     Our Chairman and Chief Executive Officer and his affiliates own approximately 45% of our common stock and exercise significant control of our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

          Chaim Katzman, our Chairman and Chief Executive Officer and our largest stockholder, and his affiliates own approximately 45% of the outstanding shares of our common stock. Accordingly, Mr. Katzman is able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. In addition, Mr. Katzman is able to exercise significant control over the outcome of any proposed merger or consolidation or our company under Maryland law. Mr. Katzman's ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

     Several of our controlling stockholders have pledged their shares of our stock as collateral under bank loans, foreclosure and disposition of which could have a negative impact on our stock price.

     Several of our affiliates stockholders that beneficially own a significant interest in our company, including Gazit-Globe (1982), Ltd. and related entities, have pledged a substantial portion of our stock that they own to secure loans made to them by commercial banks. In the aggregate, these stockholders have pledged more than 23.7 million shares, representing approximately 40% of our total outstanding shares.

          If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares in one or more public or private sales that could cause our stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Some of the occurrences that may constitute such an event of default include:

     o the stockholder's failure to make a payment of principal or interest when due;

     o the occurrence of another default that would entitle any of the stockholder's other creditors to accelerate payment of any debts and obligations owed to them by the stockholder;

     o if the bank, in its absolute discretion, deems that a change has occurred in the condition of the stockholder to which the bank has not given its prior written consent;

     o if the stockholder ceases to pay its debts or manage its affairs or reaches a compromise or arrangement with its creditors; and

     o if, in the opinion of the bank, the value of the pledged shares shall be reduced or is likely to be reduced (for example, the price of our common stock declines).

         In addition, because so many shares are pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that would trigger a change of control of our company, even when such a change may not be in the best interests of our stockholders.


     Our organizational documents contain provisions which may discourage the takeover of our company, may make removal of our management more difficult and may depress our stock price.

          Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management. For instance, our charter contains ownership limits and restrictions on transferability of shares of our capital stock in order to protect our status as a REIT. These provisions prevent any one stockholder from owning, actually or constructively, more than 9.9% of the value or number of outstanding shares of our capital stock without our prior consent. In addition, our charter and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change of control or the removal of existing management and, as a result, could prevent our stockholders from receiving a premium for their shares of common stock above the prevailing market prices. These provisions include the ability to issue preferred stock, staggered terms for our directors, advance notice requirements for stockholder proposals, the absence of cumulative voting rights and provisions relating to the removal of incumbent directors. Finally, Maryland law also contains several statutes that restrict mergers and other business combinations with an interested stockholder or that may otherwise have the effect of preventing or delaying a change of control.

     We may experience adverse consequences in the event we fail to qualify as a REIT.

          Although we believe that we have operated so as to qualify as a REIT under the Internal Revenue Code since our REIT election in 1995, no assurance can be given that we have qualified or will remain qualified as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources and we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains. We intend to make distributions to our stockholders to comply with the distribution provisions of the Internal Revenue Code. Although we anticipate that our cash flows from operating activities will be sufficient to enable us to pay our operating expenses and meet distribution requirements, no assurances can be given in this regard.

     If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our REIT taxable income at regular corporate income tax rates, and would not be allowed a deduction in computing our REIT taxable income for amounts distributed to our stockholders. Moreover, unless entitled to relief under certain statutory provisions, we also would be ineligible for qualification as a REIT for the four taxable years following the year during which qualification was lost. Such disqualification would reduce our net earnings available for investment or distribution to our stockholders due to our additional tax liability for the years involved.

   Loss of Key Personnel Could Harm Our Business.

     Our ability to successfully execute our acquisition and growth strategy depends to a significant degree upon the continued contributions of Chaim Katzman, our Chairman of the Board and Chief Executive Officer, Doron Valero, our President and Chief Operating Officer, and Howard Sipzner, our Chief Financial Officer. Pursuant to our employment agreements with Mr. Katzman, he is only required to devote so much of his business time, attention, skill and efforts as shall be required for the faithful performance of his duties. Moreover, there is no guarantee that Mr. Katzman, Mr. Valero or Mr. Sipzner will remain employed with us. While we have employment agreements with these executives, we cannot guarantee that we will be able to retain their services. The loss of the services of Messrs. Katzman, Valero and Sipzner could have a material adverse effect on our results of operations.

Competition

     There are numerous commercial developers, real estate companies, including REITs such as Regency Realty Corporation, Weingarten Realty Investors and New Plan Excel Realty Trust, and other owners of real estate in the areas in which our properties are located that compete with us in seeking land for development, properties for acquisition, financing and tenants. Many of such competitors have substantially greater resources than we have. All of our existing properties are located in developed areas that include other shopping centers and other retail properties. The number of retail properties in a particular area could materially adversely affect our ability to lease vacant space and maintain the rents charged at our existing properties.

     We believe that the principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. We also believe that our competitive advantages include the favorable locations of our properties, our ability to provide a retailer with multiple locations with anchor tenants and the practice of continuous maintenance and renovation of our properties.

Regulations

     Regulations. Retail properties are subject to various laws, ordinances and regulations. We believe that each of our existing properties maintains all required material operating permits and approvals.

     Americans with Disabilities Act. Our properties are subject to the Americans with Disabilities Act of 1990. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We believe that our properties are in substantial compliance with the requirements under the American with Disabilities Act and have no reason to believe that these requirements or the enforcement of these requirements will have a materially adverse impact on our business.

Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove or remediate certain hazardous or toxic substances at our shopping centers. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and our liability for remediation could exceed the value of the property and/or our aggregate assets. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent the property or borrow using the property as collateral. We have several properties that will require or are currently undergoing varying levels of environmental remediation. In some cases, contamination has migrated or is expected to migrate into the groundwater beneath our properties from adjacent properties, such as service stations. In other cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into the soil or groundwater. We believe that, based on environmental studies conducted to date, none of these environmental problems is likely to have a material adverse effect on our financial condition. However, no assurances can be given that environmental studies obtained by us reveal all environmental liabilities, that any prior owner of land or a property owned or acquired by us did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist, or may not exist in the future.

Employees

     At December 31, 2002, we had 95 full-time employees, and as of March 20, 2003, following our merger with IRT, we now have 190 full-time employees. Our employees are not represented by any collective bargaining group, and we consider our relations with our employees to be good.

Available Information

     Our internet address is www.equityone.net. You can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our Supplemental Information Package, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with the SEC. Copies are also available free of charge by contacting our Investor Relations Department at:

                        Equity One, Inc.
                        1696 N.E. Miami Gardens Drive,
                        North Miami Beach, Florida 33179
                        Attn: Investor Relations
                        (305) 947-1664

     You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or you may obtain information by calling the SEC at 1-800-SEC-0300. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information in which you may obtain additional information.

ITEM 2.  PROPERTIES

     Our portfolio consists primarily of shopping centers anchored by supermarket and other necessity-oriented retailers and contains an aggregate of approximately 18.5 million square feet of gross leasable area. Other than our leasehold interests in our Green Oaks, Parkwood and Richwood shopping centers, each of which is located in Dallas, Texas; and our McAlpin Square shopping center located in Savannah, Georgia; our Plaza Acadienne shopping center located in Eunice, Louisiana and our Shelby Plaza shopping center located in Shelby, North Carolina, all of our other properties are owned in fee simple. In addition, some of our properties are subject to mortgages as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Mortgage Indebtedness."

The following table provides a brief description of the merged company's properties as of December 31, 2002:


                                 GLA                      Annualized       Average Minimum     Percent
                              (Sq.Ft.)at                 Minimum Rent      Rent Per Leased    Leased at
                      Year      Dec. 31,  Number of   as of December 31,  Sq. Ft. at Dec.31,   Dec. 31,    Anchor Stores and
   Property         Acquired     2002     Tenants(1)       2002(2)               2002            2002      Certain Tenants(3)
  ----------       ---------- ----------  ----------  ------------------  -----------------   ---------  -----------------------

Supermarket and Other Necessity-Oriented Retailer Anchored Centers
------------------------------------------------------------------

FLORIDA (74 properties)

North Florida
(12 properties)
Atlantic Village      1995      100,559      25           $989,608              $10.23         96.2%       Publix, Jo-Ann
Atlantic Beach                                                                                             Fabrics

Beauclerc             1998       70,429      12           $537,071               $7.63        100.0%       Big Lots, Goodwill,
Village                                                                                                    Bealls Outlet
Jacksonville

Commonwealth          1994       81,467      16           $649,698               $8.10         98.4%       Winn-Dixie
Jacksonville

Forest Village        2000       71,526      17           $675,747              $10.32         91.5%       Publix
Tallahassee

Fort Caroline         1994       74,546      13           $546,460               $7.43         98.7%       Winn-Dixie, Eckerd*
Jacksonville                                                                                               (Bealls Outlet)

Losco Corners         2000        8,700       8           $159,905              $18.38        100.0%       Winn-Dixie(4)
Jacksonville
Mandarin Landing      1999      141,565      37         $1,146,032               $8.84         91.6%       Publix, Office Depot
Jacksonville                                                                                               Eckerd

Monument Point        1997       76,628      14           $497,468               $6.49        100.0%       Winn-Dixie, Eckerd
Jacksonville

Oak Hill              1995       78,492      19           $535,058               $6.82        100.0%       Publix, Walgreens*
Jacksonville                                                                                               (Bonus Dollar)

Parkmore Plaza        2003      159,067      13           $694,738               $4.40         99.3%       Wal-Mart* (Bealls), Big
Milton                                                                                                     Lots

Pensacola Plaza       1986       56,098       3           $218,988               $4.27         91.4%       FoodWorld
Pensacola

South Beach           2003      289,964      50         $2,624,017               $9.28         97.5%       Food Lion, K-Mart,
Regional                                                                                                   Stein Mart, Bealls
Jacksonville
Beach

Central Florida (11 properties)

Alafaya Commons       2003      118,186      29         $1,216,072              $10.76         95.7%       Publix
Orlando

Conway                2003       72,721      17           $810,301              $11.37         98.0%       Publix
Orlando

Eckerd(4)             2002       12,739       1           $338,274              $26.55        100.0%       Eckerd
Leesburg


Shoppes of            2002       69,037      13           $761,304              $11.03        100.0%       Publix
Eastwood
Orlando

Eustis Square         1993      126,791      27           $742,506               $6.71         87.2%       Publix, Walgreens*
Eustis                                                                                                     (Bealls Outlet), Bealls
                                                                                                           Department Store

Kirkman Shoppes       2001       88,820      32         $1,489,705              $17.46         96.1%       Eckerd
Orlando

Lake Mary             1988      342,384      89         $3,924,813              $11.70         98.0%       Albertsons, Kmart, Sun
Orlando                                                                                                    Star Theatres, Euro
                                                                                                           Fitness

Park Promenade        1999      125,818      27         $1,138,052               $9.35         96.7%       Publix, Orange County
Orlando                                                                                                    Library

Town & Country        2003       71,283      12           $472,035               $6.62        100.0%       Albertsons
Kissimmee

Unigold               2003      102,985      20         $1,005,588              $10.18         95.9%        Winn-Dixie
Winter Park

Walden Woods          1999       74,336      11           $239,510               $8.65         37.3%       Walgreens
Plant City

Florida West Coast (7 properties)

Bay Pointe Plaza      2003       97,390      24           $931,772              $10.24         93.5%       Public, Eckerd*(Bealls),
St. Petersburg                                                                                             West Marine

Carrollwood           2003       93,644      35           $872,923              $10.75         86.7%       Eckerd
Tampa

Charlotte Square      2003       96,188      27           $676,117               $7.16         98.1%       Publix
Port Charlotte

Chelsea Place         2003       81,144      18           $877,298              $10.81        100.0%       Publix, Eckerd
New Port Richey

East Bay Plaza        1993       85,426      22           $475,857               $9.96         55.9%       Albertsons(5), Family
Largo                                                                                                      Dollar, Hollywood Video

Gulf Gate Plaza       2003      174,566      21           $862,659               $5.69         86.9%       Bealls, JoAnn Fabrics,
Naples                                                                                                     Publix*, Dockside Imp.,
                                                                                                           Price Cutter

Lake St. Charles      2001       57,015       8           $555,201               $9.74        100.0%       Kash N' Karry
Tampa


Florida West Coast (11 properties)

Lutz Lake             2003       64,985      15           $881,116              $13.56        100.0%       Publix
Lutz

Marco Town Center     2001      109,430      45         $1,608,509              $15.98         92.0%       Publix
Marco Island

Mariners Crossing     2001       85,507      15           $636,437               $7.92         94.0%       Kash N' Karry
Spring Hill


North River           2003      177,128      16         $1,273,353               $7.19        100.0%       K-Mart, Walgreens*,
Village Center                                                                                             (Dollar Tree) Bealls
Ellenton

Regency Crossing      2003       85,864      24           $850,398              $10.58         93.6%       Publix
Port Richey

Ross Plaza            2001       85,359      20           $716,635               $9.98         84.1%       Walgreens*, Ross Dress
Tampa                                                                                                      for Less

Seven Hills           2003       64,590      12           $615,481               $9.53        100.0%       Publix
Spring Hill

Shoppes of North      2000       84,705      22           $803,009               $9.48        100.0%       Publix, Bealls Outlet
Port
North Port

Skipper Palms         2001       86,944      17           $715,205               $8.53         96.4%       Winn-Dixie
Tampa

Summerlin Square      1998      109,156      28         $1,067,576              $10.64         91.9%       Winn-Dixie, Eckerd
Fort Myers

Venice Plaza          2003      155,987      17           $649,911               $4.48         92.9%       Kash N Karry, TJ Maxx,
Venice                                                                                                     Appliance Elec Depot

Florida Treasure Coast (9 properties)

Bluff Square          2001      132,395      51         $1,507,511              $11.65         97.7%       Publix, Walgreens
Jupiter

Cashmere Corners      2001       89,234      18           $703,013               $4.68        100.0%       Albertsons
Port St. Lucie

Eckerd(4)             2002       10,908       1           $223,065              $20.45        100.0%       Eckerd
Melbourne

Jonathan's Landing    2001       26,820      12           $480,867              $17.93        100.0%       Albertsons(5)
Jupiter

New Smyrna Beach      2003      118,451      34         $1,111,199               $9.98         94.0%       Walgreens* (Bealls)
Regional
New Smyrna Beach

Old King Commons      2003       84,759      19           $645,294               $7.73         98.5%       Wal-Mart* (Scotty's,
Palm Coast                                                                                                 Staples)

Ryanwood              2001      114,925      32         $1,016,861               $9.17         96.5%       Publix, Bealls Outlet,
Vero Beach                                                                                                 Books-A-Million

Salerno Village       2002       58,804      18           $370,206               $6.58         95.6%       Winn Dixie, Eckerd
Stuart

Treasure Coast        2003      133,781      25         $1,104,516               $8.67         95.2%       Winn Dixie, TJ Maxx
Vero Beach

South Florida/Atlantic Coast (24 properties)

Bird Ludlum           1994      192,282      49         $2,763,985              $14.59         98.5%       Winn-Dixie, Eckerd,
Miami                                                                                                      Goodwill


Boca Village          2001       93,428      22         $1,361,250              $14.57        100.0%       Publix, Eckerd
Boca Raton

Boynton Plaza         2001       99,324      30           $881,522              $10.07         88.1%       Publix, Eckerd
Boynton Beach

Countryside Shops     2003      173,161      44         $1,972,596              $11.67         97.6%       Publix, Eckerd,
Cooper City                                                                                                Stein Mart

Greenwood             2003      128,532      34         $1,302,496              $11.29         89.8%       Publix, Bealls, World
Palm Springs                                                                                               Savings Bank

Lago Mar              2003       82,613      21           $939,230              $12.48         91.1%       Publix
Miami

Lantana Village       1998      175,480      25         $1,111,850               $6.44         98.4%       K-Mart, Winn-Dixie, Rite-
Lantana                                                                                                    Aid (5) (Dollar
                                                                                                           Store)

Meadows               2002       75,524      21           $863,972              $12.01         95.2%       Publix
Miami

Oakbrook              2001      220,747      35         $1,652,652              $12.55         59.6%       Publix, Eckerd, Duffy's,
Palm Beach                                                                                                 Steinmart (Opening May
Gardens                                                                                                    2003)

Pine Island           1999      254,907      47         $2,267,574               $9.21         96.6%       Publix, Home Depot
Davie                                                                                                      Design Expo, Rite Aid*
                                                                                                          (Bealls Outlet)

Pine Ridge            2003      117,399      35         $1,446,541              $12.57         98.2%       Fresh Market, Bed Bath
Square                                                                                                     & Beyond
Coral Springs

Plaza Del Rey         1991       50,146      23           $626,025              $12.84         97.2%       Navarro Pharmacy
Miami

Point Royale          1995      209,863      26         $1,277,794               $6.49         93.9%       Winn-Dixie, Best Buy
Miami

Pompano               2001       80,697       1           $540,000               $6.69        100.0%       Lowe's(6)
Pompano Beach

Prosperity Center     2001      122,106       9         $1,807,207              $14.80        100.0%       Office Depot, Barnes
Palm Beach                                                                                                 & Noble, Bed Bath &
Gardens                                                                                                    Beyond, Carmine's, TJ
                                                                                                           Maxx

Ridge Plaza           1999      155,204      29         $1,368,091               $9.03         97.6%       AMC Theatre, Kabooms,
Davie                                                                                                      Republic Security Bank,
                                                                                                           Uncle Funnys, Round Up

Riverside Square      2003      103,241      33         $1,144,558              $11.84         93.6%       Publix
Coral Springs

Sawgrass              2001      107,092      29         $1,196,577              $11.28         99.1%       Publix, Blockbuster,
Promenade                                                                                                  Walgreens
Deerfield Beach

Shoppes of Ibis       2002       79,420      18           $970,712              $12.22        100.0%       Publix
West Palm Beach

Shops at Skylake      1997      174,199      45         $2,622,990              $15.23         98.9%       Publix, Goodwill,
North Miami                                                                                                Blockbuster
Beach


Shoppes of            2003      126,638      38         $1,839,888              $15.38         94.4%       Publix
Silverlakes
Pembroke Pines

Tamarac Town          2003      124,685      38         $1,190,051              $10.57         90.3%       Publix
Square
Tamarac

University Mall       2001      249,508      25         $1,252,632               $5.92         84.7%       Eckerd, Lowe's
Ft. Lauderdale                                                                                             (under construction)

West Lakes Plaza      1996      100,747      27         $1,077,845              $10.70        100.0%       Winn-Dixie, Navarro
Miami                                                                                                      Pharmacy
                               ---------  ---------    -----------              ------        ------
Subtotal Florida Properties    8,276,18   1,805        $77,126,847               $9.94         93.8%
(74 properties)                ---------  ---------    -----------              ------        ------



TEXAS (31 properties)

Houston (15 properties)

Barker Cypress        2001       66,945      16          $804,066               $12.53         95.8%       H.E.B.
Houston

Beechcrest            2001       90,797      15          $804,699                $8.86        100.0%       Randall's* (Viet Ho),
Houston                                                                                                    Walgreens*

Benchmark             2001       58,384       5          $708,125               $12.13        100.0%       Bally's Fitness
Crossing
Houston

Bissonnet             2001       15,542       8          $223,665               $14.39        100.0%       Kroger(5)
Houston

Colony Plaza          2001       26,513      15          $445,063               $18.77         89.4%
Sugarland

Copperfield           2001      134,845      33          $937,156               $12.39         56.1%       JoAnn Fabrics
Houston

Forestwood            2002       88,760      16          $920,385               $10.58         98.0%       Kroger
Houston

Grogan's Mill         2001      118,493      26         $1,429,553              $12.19         98.9%       Randall's(5), Petco
The Woodlands

Hedwig                2001       69,504      13          $970,578               $13.96        100.0%       Warehouse Music, Ross
Houston                                                                                                    Dress For Less

Highland Square       2001       64,171      27         $1,061,100              $16.59         99.7%
Sugarland

Market at First       2001      107,301      35         $1,679,726              $15.65        100.0%       Kroger(5), TJ Maxx,
Colony                                                                                                     Eckerd
Houston

Mason Park            2001      160,047      39         $1,441,658              $11.73         76.8%       Kroger(5), Palais Royal,
Katy                                                                                                       Petco, Walgreens* (Eloise
                                                                                                           Collectibles)

Mission Bend          2001      131,575      27         $1,019,333               $8.44         91.8%       Randall's
Houston

Spring Shadows        2001       39,611      16          $538,773               $14.21         95.7%       H.E.B. (7), Dollar
Houston                                                                                                    Tree, Hallmark

Steeplechase          2001      105,152      26         $1,169,989              $11.13        100.0%       Randall's
Jersey Village

Dallas (13 properties)

Green Oaks            2001       65,091      33          $573,802               $10.94         80.6%       Kroger(5)
Arlington

Melbourne             2001       47,517      18           $474,961              $11.09         90.1%
Plaza(5)
Hurst

Minyard's             2001       65,295       2           $399,648               $6.12        100.0%       Minyards/Sack N Save
Garland

Parkwood              2001       81,590      20         $1,040,376              $12.75        100.0%       Albertsons(5), Planet
Plano                                                                                                      Pizza

Plymouth East         2001       56,435      10           $228,878               $4.17         97.3%       Kroger
Irving

Plymouth North        2001      444,193      59         $1,691,066               $7.39         51.5%       Dollar General, Thrift
Irving                                                                                                     of America, US Postal
                                                                                                           Service, Chateau Theatre,
                                                                                                           Levines

Plymouth South        2001       49,102       7           $289,165               $6.86        85.8%        Betcha Bingo
Irving

Plymouth West         2001      178,930      15           $763,071               $4.46        95.6%        Tok Won Kim, Bargain
Irving                                                                                                     City

Richwood              2001       54,872      28           $587,217              $12.97        82.5%        Albertsons(5)
Richardson

Rosemeade Park        2001       49,554      18           $575,968              $11.92        97.5%        Kroger(5), Allure Health
Carrolton                                                                                                  and Spa

Sterling Plaza        2001       65,205      16           $924,590              $14.18        100.0%       Bank One, Warehouse
Irving                                                                                                     Entertainment

Townsend              2001      142,978      38         $1,099,530               $9.06        84.9%        Albertsons(5), Bealls,
Desoto                                                                                                     Victory Gym, Tutor Time

Village Park          2001       44,387      10           $537,347              $17.48        69.3%        Petco
Arlington

San Antonio (3 properties)

Bandera Festival      2001      189,438      32         $1,052,861              $11.16         49.8%       Bealls, Eckerd*
San Antonio                                                                                                (Scrapbook Haven)

Blanco Village        2002      108,325      16         $1,696,861              $15.66        100.0%       H.E.B.
San Antonio

Wurzbach              2001       59,771       3           $170,729               $2.86        100.0%       Albertsons*
San Antonio

                              ----------  ---------    -----------              ------        ------
Subtotal Texas Properties     2,980,323     642        $26,259,939              $10.62         83.0%
(31 properties)               ----------  ---------    -----------              ------        ------


GEORGIA (20 properties)

Atlanta Area (13 properties)

Chastain Square       2003       87,815      26         $1,254,783              $14.81         96.5%       Publix
Atlanta

Commerce Crossing     2003      100,668      10           $364,764               $4.01         90.4%       Wal-Mart
Georgia

Douglas Commons       2003       97,027      19           $946,838               $9.90         98.6%       Kroger
Douglasville

Fairview Oaks         2003       77,052      13           $825,007              $10.71         100.0%      Kroger
Ellenwood

Grassland             2003       90,906      14           $983,637              $11.29         95.9%       Kroger
Crossing
Alpharetta

Mableton              2003       86,819      17           $799,412               $9.75         94.5%       Publix
Crossing
Mableton

Macland               2003       79,699      17           $771,388              $10.02         96.6%       Publix
Pointe
Marietta

Market Place          2003       73,686      22           $474,246              $15.30         42.1%
Norcross

Paulding Commons      2003      192,391      31         $1,505,336               $7.95         98.4%       Kroger, K-Mart
Dallas

Powers Ferry          2003       83,101      22           $736,362              $10.52         84.2%       Micro Center
Plaza
Marietta

Wesley Chapel         2003      170,792      25         $1,149,198               $6.73        100.0%       Ingels, Wal-Mart, CVS
Crossing                                                                                                   Drugs
Decatur

West Towne            2003       89,596      18           $471,717               $5.90         89.3%       Big Lots, Eckerd*
Square
Rome

Williamsburg @        2003       44,928      27           $751,439              $17.19         97.3%
Dunwoody
Dunwoody


Central Georgia
(5 Properties)

Daniel Village        2003      171,932      38         $1,256,446               $7.94         92.1%       Bi-Lo, Eckerd Drug
Augusta

Heritage Walk         2003      159,991      12         $1,059,465               $6.62        100.0%       Kroger, K-Mart
Milledgeville

Spalding Village      2003      235,318      29         $1,710,285               $7.39         98.4%       Kroger, K-Mart, JC
Griffin                                                                                                    Penney


Watson Central        2003      227,747      29         $1,067,821               $5.23         89.6%       Winn-Dixie, Wal-Mart
Warner Robins

Walton Plaza          2003       43,460       7           $403,622               $9.29        100.0%       Harris Teeter (Omni
Augusta                                                                                                    Fitness)

South Georgia (2 properties)

Colony Square         2003       50,000       8           $319,697               $6.63         96.4%       Food Lion
Fitzgerald

McAlpin Square        2003      172,125      25         $1,129,023               $6.95         94.3%       Kroger, US Post Office,
Savannah                                                                                                   Big Lots

                               ---------  ---------    -----------              ------        ------
Subtotal Georgia Properties    2,335,053    409        $17,980,486               $8.22         93.7%
(20 properties)                ---------  ---------    -----------              ------        ------


ALABAMA (3 properties)

Madison Centre        2003       64,837      12           $593,181               $9.53         96.0%       Publix, Rite Aid
Madison

Stadium Plaza         2003       70,475      20           $527,153               $7.48        100.0%       Piggly Wiggly, CVS
Phenix City                                                                                                Drugs

West Gate Plaza       2003       64,378       9           $456,244               $7.09        100.0%       Winn-Dixie, Rite Aid
Mobile

                               ---------  ---------    -----------              ------        ------
Subtotal Alabama Properties     199,690      41         $1,578,505               $8.00         98.8%
(3 properties)                 ---------  ---------    -----------              ------        ------


ARIZONA (3 properties)

Big Curve             2001      126,402      32         $1,168,553               $9.70         95.3%       Albertsons(5), Walgreens,
Yuma                                                                                                       Miller's Outpost


Park Northern         2001      126,852      25           $757,648               $6.51         91.8%       Safeway, Bealls,
Phoenix                                                                                                    Showbiz Pizza

Southwest             2001       93,518      18           $521,136              $10.55         52.8%       Walgreens
Walgreens
Phoenix

                               ---------  ---------    -----------              ------        ------
Subtotal Arizona Properties     346,772      75         $2,447,337               $8.55         82.6%
(3 properties)                 ---------  ---------    -----------              ------        ------


KENTUCKY (1 property)

Scottsville           2003       38,450      12           $220,528               $6.89         83.2%       Hancock Fabrics
Square
Bowling Green


LOUISIANA (14 properties)

Ambassador Row        2003      193,982      24         $1,556,489               $8.02        100.0%       Hobby Lobby, Conn's
Lafayette                                                                                                  Appliance, Big Lots,
                                                                                                           Chuck E. Cheese's


Ambassador Row        2003      155,483      29         $1,189,371               $9.51         80.4%       Marshalls, Bed Bath &
Courtyards                                                                                                 Beyond, Gateway
Lafayette                                                                                                  Computers, Hancock
                                                                                                           Fabrics

Bluebonnet            2003       90,215      20           $679,541               $8.04         93.6%       Matheme's, Rite Aid*
Village
Baton Rouge

The Boulevard         2003       68,012      15           $377,927               $8.30         67.0%       Piccadilly
Lafayette

Country Club          2003       64,686      10           $335,733               $5.63         92.3%       Winn-Dixie
Plaza
Slidell

The Crossing          2003      113,989      14           $643,049               $5.64        100.0%       Albertsons, Campo
Slidell                                                                                                    Electric, Piccadilly

Elmwood Oaks          2003      130,284       7         $1,252,442               $9.61        100.0%       Wal-Mart* The
Hanahan                                                                                                    Wherehouse, Advance
                                                                                                           Auto* (Goodwill)

Millervillage         2003       94,559      14          $261,216                $8.25        33.5%        Rite Aid
Baton Rouge

Pinhook Plaza         2003      194,725      31          $856,475                $6.20        71.0%        Rite Aid
Lafayette

Plaza Acadienne       2003      105,419       8           $376,033               $3.57        100.0%       Super 1 Store, Fred's,
Eunice                                                                                                     Howard Brothers*

Sherwood South        2003       75,607      10           $462,159               $6.26         97.6%       Piggly Wiggly, Burke's
Baton Rouge                                                                                                Outlet

Siegen Village        2003      174,578      18           $781,364              $10.03         44.6%       Office Depot, Party City
Baton Rouge

Tarpon Heights        2003       56,605       9           $166,488               $5.84         50.4%       Eckerd
Galliano

Village at            2003      144,638      12         $1,094,109               $7.56        100.0%       Service Merch.*,
Northshore                                                                                                 (Marshalls), Kirshman's,
Slidell                                                                                                    Bed Bath & Beyond,
                                                                                                           Office Depot
                              ---------   ---------    -----------              ------        ------
Subtotal Louisiana Properties 1,662,782     212        $10,032,396               $7.41         81.4%
(14 properties)               ---------   ---------    -----------              ------        ------


MISSISSIPPI (1 property)

Shipyard Plaza        2003       66,857       7           $376,692               $5.63        100.0%       Rite Aid, Big Lots
Pascagoula


NORTH CAROLINA
(12 properties)

Centre Pointe         2003      163,642      19           $723,076               $5.78         76.4%       Wal-Mart*, (Belk's,
Plaza                                                                                                      Goody's)
Asheville

Chestnut Square       2003       39,640       7           $263,936               $6.94         96.0%       Food Lion, Eckerd*,
Brevard                                                                                                    (Dollar General)


The Galleria          2003       92,344      43           $773,613               $9.55         87.7%       Harris Teeter, Eckerd
Wrightsville
Beach

Parkwest              2003       85,602      19           $824,264               $9.79         98.4%       Food Lion
Crossing
Durham

Plaza North           2003       47,240       9           $322,874               $8.31         94.9%       Bi-Lo, CVS Drugs
Hendersonville

Providence            2003       85,930      26           $682,727               $8.31         95.6%       Harris Teeter, Eckerd
Square
Charlotte

Riverview             2003      130,058      11           $804,936               $7.03         88.1%       Kroger, Upchurch Drugs
Shopping Center
Durham

Salisbury             2003       76,970      18           $542,286               $8.22         85.7%       Food Lion, CVS Drug
Marketplace
Salisbury

Shelby Plaza          2003      103,000       7           $310,770               $3.02        100.0%       Big Lots, Aaron Rents*,
Shelby                                                                                                     (Hancock Fabrics)


Stanley Market        2003       40,400       3           $220,306               $5.45        100.0%       Winn-Dixie
Place
Stanley

Thomasville           2003      148,754      12           $892,119               $6.00        100.0%       Ingles, K-Mart, CVS
Commons                                                                                                    Drugs
Thomasville

Willowdale            2003      120,815      26           $917,886               $8.45         89.9%       Harris Teeter, Carmike
Shopping Center                                                                                            Cinemas, Eckerd*,
Durham                                                                                                     (Family Dollar)

                              ----------  ---------    -----------              ------        ------
Subtotal  North Carolina
Properties                    1,134,395     200         $7,278,773               $7.02         91.4%
(12 properties)               ----------  ---------    -----------              ------        ------

SOUTH CAROLINA
(4 properties)

Lancaster Plaza       2003       77,400       4           $102,000               $1.44         91.5%       Bi-Lo
Lancaster

Lancaster             2003       29,047       3            $19,212               $6.00         11.0%
Shopping Center
Lancaster

North Village         2003       60,356      14           $487,035               $8.07        100.0%       Bi-Lo
Center(6)
Durham

Spring Valley         2003       75,415      17           $688,211               $9.13        100.0%       Bi-Lo, Eckerd
Columbia

                              ----------  ---------    -----------              ------        ------
Subtotal South Carolina
Properties                      242,218      38         $1,296,458               $6.18         86.6%
(4 properties)                ----------  ---------    -----------              ------        ------


TENNESSEE (2 properties)

Forrest Gallery       2003      214,450      29         $1,112,572               $5.44         95.4%       Kroger
Tullahoma

Smyrna Village        2003       83,334      13           $655,565               $8.30         94.8%       Kroger
Smyrna

                              ----------  ---------    -----------              ------        ------
Subtotal Tennessee properties
(2 properties)                  297,784      42         $1,768,137               $6.23         95.3%
                              ----------  ---------    -----------              ------        ------


VIRGINIA (2 properties)

Smyth Valley          2003      126,841      14          $735,867                $5.80        100.0%       Ingles, Wal-Mart
Crossing
Marion

Waterlick Plaza       2003       98,694      24          $693,034                $8.56         82.1%       Kroger, CVS Drugs
Lynchburg
                              ----------  ---------    -----------              ------        ------
Subtotal Virginia Properties
(2 properties)                  225,535      38        $1,428,901                $6.88         92.2%
                              ----------  ---------    -----------              ------        ------

Total/Weighted Average
Supermarket and
Necessity-Oriented Retailer
Anchored Centers
(167 properties)              17,806,048   3,521     $147,794,999                $9.18         90.4%
                              ----------  ---------  ------------               ------        ------


Other Properties
----------------

El Novillo            2001       10,000       1          $140,815               $14.08        100.0%       Jumbo Buffet
Miami Beach, FL

Epsilon               2001       18,707       5          $167,373               $16.40         54.6%       Dax Bar & Grill
West Palm Beach,
FL

4101 South I-85       2003      188,514       9          $484,536                $3.26         78.8%    -
Industrial
property
Charlotte, NC

Mandarin              1994       52,880       -               N/A                  N/A          N/A      -
Mini-storage(8) Jacksonville, FL

Land Purchase-Leasebacks

Grand Marche          2003      200,585      N/A              N/A                  N/A        100.0%       Piggly Wiggly, Academy
Lafayette, LA                                                                                              Sports

Net Leased Wal-Marts

Wal-Mart Stores,      2003       54,223       1           $157,500               $2.90        100.0%       Wal-Mart
Inc.
Mathews, LA

Wal-Mart Stores,      2003       53,571       1           $175,350               $3.27        100.0%       Wal-Mart* (Sutherland
Inc.                                                                                                       Lumber)
Marble Falls, TX


Developments and
Redevelopments

Cashmere(9)           2001       --          --               N/A                  N/A         --          4.0 acres
Port St. Lucie, FL

Coral Way N.E.(10)    1999       --          --               N/A                  N/A         --         4.0 acres
Miami, FL

Homestead(11)         2002       --          --               N/A                  N/A         --        12.0 acres
Homestead, FL

The Shops of          2003       --          --               N/A                  N/A         --        14.2 acres
Huntcrest(12)
Lawrenceville, GA

Miramar Park          2003       --          --               N/A                  N/A         --         2.0 acres
Plaza(13)
Miramar, FL

Plaza Alegre(14)      2002       --          --               N/A                  N/A         --         8.5 acres
Miami, FL
                              ----------  ---------   ------------              ------        ------
Total/Weighted Average
(180 properties) (15)         18,384,528   3,538      $148,920,573               $8.99         90.0%
                              ----------  ---------   ------------              ------        ------

-------------------
(1) Number of tenants includes both occupied and vacant units. (2) Calculated by annualizing the tenant's monthly base rent payment at December 31, 2002, excluding expense reimbursements, percentage rent payments and other charges.
(3) Includes supermarket tenants and certain other tenants, as well as, occupants that are on an adjacent or contiguous, separately owned parcel and do not pay any rent or expense recoveries.
(4) Both Eckerd's were sold in March 2003. See "Business--Recent Developments and 2002 Overview."
(5) This tenant is on an adjacent or contiguous, separately owned parcel and does not pay rent or any expense recoveries to us.
(6) Lowe's has indicated its binding intent to exercise its option to purchase the ground lease in April 2003.
(7) H.E.B. is currently expected to occupy this vacant space in late 2003. (8) There are 534 storage spaces available at this property.
(9) This development property is a 4.0 acre site located adjacent to our Cashmere retail center. Construction should commence in April 2003 of 20,000 square feet of retail space.
(10) This development property is a 4.0 acre site located at the northeast corner of S.W. 147th Avenue and Coral Way. Construction should commence in April 2003 on a 25,000 square foot drugstore anchored shopping center.
(11) This development property is a 12.0 acre site located 25 miles south of Miami, FL. We expect to develop a supermarket-anchored shopping center in 2005.
(12) This development property is a 97,000 square foot shopping center. The shopping center opened in January 2003.
(13) This development property is a 2.0 acre site.
(14) This development property is a 84,000 square foot shopping center located on the southeast corner of S.W. 147th Avenue and Coral Way and is anchored by 44,000 square foot Publix supermarket and a 14,000 square foot Goodwill Superstore. The shopping center opened in March 2003.
(15) Weighted average minimum rent per leased square foot and weighted average percent leased have been calculated excluding Mandarin Mini-storage and development properties.
* Indicates a tenant that has closed its store and ceased to operate at the property, but continues to pay rent under the terms of its lease. The sub-tenant, if any, is shown in parentheses.

     Most of our leases provide for the monthly payment in advance of fixed minimum rentals, the tenants' pro rata share of ad valorem taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the property. They may also provide for the payment of additional rentals based on a percentage of the tenants' sales. Utilities are generally paid directly by tenants except where common metering exists with respect to a property. In this case, we make the payments for the utilities and are reimbursed by the tenants on a monthly basis. Generally, our leases prohibit the tenant from assigning or subletting its space. They also require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis. Some of the lease agreements with major tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of those tenants. Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under that lease agreement.

Major Tenants

     The following table sets forth as of December 31, 2002 the gross leasable area, or "GLA" of the merged company's existing properties leased to tenants in supermarket and necessity-oriented retailer anchored centers:

                                        Supermarket Anchor      Other Anchor        Non-anchor
                                              Tenants              Tenants           Tenants            Total
Leased GLA (sq. ft.)                         4,740,771            5,454,631         5,896,361         16,091,763
Percentage of Total Leased GLA                 29.5%                33.9%             36.6%             100.0%

     The following table sets forth as of December 31, 2002 the annual minimum rent of the merged company's existing properties attributable to supermarket and necessity-oriented retailer anchored tenants:

                                        Supermarket Anchor      Other Anchor        Non-anchor
                                              Tenants              Tenants            Tenants            Total
Annual Minimum Rent ("AMR")                 $31,674,491          $31,354,116        $84,766,392      $147,794,999
Percentage of Total AMR                        21.4%                21.2%              57.4%            100.0%

     The following table sets forth as of December 31, 2002 information regarding leases with the merged company's ten largest and other supermarket and necessity-oriented retail tenants:
--------------------------------------------------------------------------------

                                                                                                  Average
                                                                  Annualized     Percent of        Annual
                                                                 Minimum Rent    Aggregate      Minimum Rent
                        Number of       GLA       Percent of     at December     Annualized      per Square
       Tenant             Leases   (square feet)   Total GLA       31, 2002     Minimum Rent        Foot
----------------------  ---------  -------------  -----------  -------------    ------------   -------------
Publix                       40        1,703,410        9.57%   $ 11,883,421        8.04%          $ 6.98
Kroger                       14          740,617        4.16%      5,419,053        3.67%            7.32
Winn-Dixie                   16          709,888        3.99%      4,526,746        3.06%            6.38
K-Mart                        8          697,895        3.92%      3,721,823        2.52%            5.33
Wal-Mart                      6          834,994        4.69%      3,687,045        2.49%            4.42
Eckerd                       28          296,871        1.67%      2,577,607        1.74%            8.68
Blockbuster                  24          141,479        0.79%      2,036,249        1.38%           14.39
Food Lion/Kash N Kary         8          286,444        1.61%      1,783,465        1.21%            6.23
Safeway, Randall's            5          250,734        1.41%      1,616,185        1.09%            6.45
Bed Bath & Beyond             4          133,038        0.74%      1,455,914        0.99%           10.94
                        ---------  -------------  -----------  --------------   ------------   -------------
Subtotal/Average            153        5,795,370       32.55%     38,707,508        26.19%           6.68
Remaining Tenants         2,967       10,296,393       57.82%    109,087,491        73.81%          10.59
                        ---------  -------------  -----------  -------------    ------------   -------------
Total/Average             3,120       16,091,763       90.37%   $147,794,999       100.00%         $ 9.18
                        =========  =============  ===========  =============    ============   =============

Lease Expirations

     The following table sets forth the anticipated expirations of the merged company's tenant leases in supermarket and necessity-oriented retail centers as of December 31, 2002 for each year from 2003 through 2012 and thereafter:

                                                                                      Percent of
                                                                                      Aggregate         Average Annual
                                                                     Annualized       Annualized       Minimum Rent per
                       Number of        GLA         Percent of    Minimum Rent at   Minimum Rent at      Square Foot at
       Year             Leases     (square feet)   Total GLA        Expiration        Expiration          Expiration
------------------   ------------  -------------  -------------  ----------------  ----------------   -----------------
   M-T-M                      85         147,080        0.83%     $    1,698,509            1.11%           $  11.55
     2003                    583       1,490,682        8.37%        16,765,197            10.99%              11.25
     2004                    621       1,698,992        9.54%        19,560,293            12.82%              11.51
     2005                    663       1,903,742       10.68%        21,386,590            14.01%              11.23
     2006                    402       1,689,900        9.49%        17,642,730            11.56%              10.44
     2007                    362       1,761,067        9.89%        17,716,110            11.61%              10.06
     2008                    120         848,871        4.77%         7,770,537             5.09%               9.15
     2009                     52         939,635        5.28%         6,341,700             4.16%               6.75
     2010                     56         606,548        3.41%         4,918,945             3.22%               8.11
     2011                     38         802,387        5.51%         6,002,640             3.93%               7.48
     2012                     25         474,651        2.67%         4,524,254             2.96%               9.53
   Thereafter                113       3,728,208       20.93%        28,274,678            18.53%               7.58
                     ------------  -------------  -------------  ----------------  ----------------   -----------------
Sub-total/Average          3,120      16,091,763       90.37%       152,602,183           100.00%           $   9.48

Vacant                       401       1,714,285        9.63%            NA                  NA                   NA
                     ------------  -------------  -------------  ----------------  ----------------   -----------------
Total/Average              3,521      17,806,048      100.00%      $152,602,183           100.00%           $   8.57
                     ============  =============  =============  ================  ================  ==================


     Historically, we have not incurred substantial costs associated with tenant improvements relating to lease expirations or renewals. Additionally, because most leasing activities are performed in-house, we have not historically incurred substantial costs associated with leasing commissions. No assurance can be given that such expenses will not increase in the future.

Insurance

     Our tenants are generally responsible under their leases for providing adequate insurance on the property they lease. We believe that our properties are covered by adequate fire, flood and property insurance, all provided by reputable companies. However, certain of our properties are not covered by disaster insurance with respect to certain hazards (such as hurricanes) for which coverage is not available or available only at rates, which in our opinion are not economically justifiable.

Unconsolidated Joint Venture Investments

     As of December 31, 2002, we owned non-controlling interests in four unconsolidated joint ventures, as follows:

     o We own a 50.1% interest in the joint venture which owns Park Place, a retail shopping center located in Plano, Texas that was 100% occupied as of December 31, 2002. We plan to develop two parcels adjacent to the property at a cost of $2.6 million with the target completion date of December 2003. The property is encumbered by a $15.0 million interest only loan, maturing April 2005, bearing interest at LIBOR + 1.40%. We have guaranteed this loan.

     o We own a 50% interest in the joint venture which owns City Centre, an office/retail center located in Palm Beach Gardens, Florida that was 93% occupied as of December 31, 2002. It is encumbered by an 8.54% fixed-rate mortgage loan with a balance of $13.0 million, maturing in April 2010.

     o We own a 50% interest in the joint venture which owns a parcel of land, adjacent to City Centre that is held for future development.

     o We own a 50% interest in the joint venture which owns Oaks Square, a retail center located in Gainesville, Florida that was 100% occupied as of December 31, 2002. The property is encumbered by a 7.63% fixed-rate mortgage loan with a balance of $16.6 million, maturing in December 2010.

ITEM 3.  LEGAL PROCEEDINGS

     Following our execution of the merger agreement with IRT in October 2002, three IRT shareholders filed three separate purported class action and derivative suits in the Superior Court of Cobb County, State of Georgia, against IRT, IRT's board of directors and Equity One alleging claims of breach of fiduciary duty by the defendant directors, unjust enrichment and irreparable harm. The complaints sought declaratory relief, an order enjoining consummation of the merger, and unspecified damages. Although the Georgia court did not grant the plaintiffs the equitable relief requested and permitted the completion of the merger, two of these lawsuits, Greaves v. IRT Property Company, et. al. and Phillips v. IRT Property Company, et. al., are still pending and second amended complaints have been filed in each such suit. The third lawsuit was voluntarily dismissed. Although we believe that these suits are without merit and intend to continue to defend them vigorously, there can be no assurance that the pending litigation will be resolved in our favor.

     Except for these two suits, neither we nor our properties are subject to any litigation which we believe will have a material adverse affect on our business financial conditional or results of operations or cash flows. Furthermore, to the best of our knowledge, except as described above with respect to environmental matters, there is no litigation threatened against us or any of our properties, other than routine litigation and administrative proceedings arising in the ordinary course of business, which collectively are not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for stockholder vote during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

     Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol "EQY." On March 5, 2003, we had 991 stockholders of record representing 14,864 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the distributions declared by us:

                                                               Distributions
                                 High            Low             Declared
                              ----------    --------------   ------------------

 First Quarter, 2001          $ 11.0000        $  9.7000          $ 0.26
 Second Quarter, 2001           12.5300          10.0100            0.26
 Third Quarter, 2001            11.9800          10.6400            0.27
 Fourth Quarter, 2001           14.1000          11.5200            0.27

 First Quarter, 2002          $ 14.6000        $ 13.3000          $ 0.27
 Second Quarter, 2002           14.2500          13.2500            0.27
 Third Quarter, 2002            14.1400          12.0800            0.27
 Fourth Quarter, 2002           13.7500          11.8500            0.27


     Dividends paid during 2002 and 2001 totaled $35.8 million and $18.6 million, respectively. Future declarations of dividends will be made by us at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code of 1986, or the Code, we are currently required to make distributions to holders of our shares in an amount at least equal to 90% of our "real estate investment trust taxable income," as defined in Section 857 of the Code.

Sale of Unregistered Securities

     On January 18, 2002, we sold 688,000 unregistered shares of our common stock to a limited number of accredited investors. In connection with this private placement, we sold an aggregate of 344,000 shares of our common stock at a price of $12.80 per share to unaffiliated investors and 344,000 shares of our common stock at a price of $13.05 per share to investors that were our affiliates, resulting in aggregate net proceeds of approximately $8.9 million.

     Each of these issuances was exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. In each case we exercised reasonable care to insure that the purchasers did not acquire these shares with a view to their distribution.

Equity Compensation Plan Information

     The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2002. The data set forth below include equity compensation plans of IRT assumed by us in the merger as if the merger had been completed on December 31, 2002.

------------------------------- ------------------------- ------------------------ --------------------------
                                                                                      Number of securities
                                                                                    remaining available for
                                 Number of securities to      Weighted-average       future issuance under
                                 be issued upon exercise      exercise price of    equity compensation plans
                                 of outstanding options,    outstanding options,     (excluding securities
        Plan category              warrants and rights       warrants and rights    reflected in column (a))
------------------------------- ------------------------- ------------------------ --------------------------
                                          (a)                         (b)                      (c)
------------------------------- ------------------------- ------------------------ --------------------------
  Equity compensation plans
    approved by security              1,787,207(2)                 $11.50 (3)                1,715,045
         holders(1)
------------------------------- ------------------------- ------------------------ --------------------------
  Equity compensation plans
  not approved by security                 0                          0                          0
           holders
------------------------------- ------------------------- ------------------------ --------------------------
            Total                      1,787,207                   $11.50                    1,715,045
------------------------------- ------------------------- ------------------------ --------------------------

(1) Includes information related to our 1995 Stock Option Plan and 2000 executive Incentive Compensation Plan and the IRT 1989 Stock Option Plan and 1998 Long-Term Incentive Plan.
(2) Includes options to purchase 827,457 shares of common stock issuable upon the exercise of options assumed in the IRT merger.
(3)  Weighted average price of assumed IRT options is $11.17 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated operating data and balance sheet data set forth below have been derived from our consolidated financial statements, including the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 contained elsewhere herein. The consolidated financial statements as of and for the years ended December 31, 2002, 2001 and 2000 have been audited by Deloitte & Touche LLP, independent auditors. The data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

                                                                Year Ended December 31,
                                    ------------------------------------------------------------------------------

                                         2002              2001           2000            1999             1998
                                    -------------     ------------    ------------    -------------    ------------
                                             (in thousands other than per share, percentage and ratio data)
Statement of Operations Data:
(1)(2)
   Total revenues.................     $  103,009      $   79,877      $  47,850       $  26,035         $  21,936
                                    -------------     ------------    ------------    -------------    ------------
   Property operating expenses....         30,044          23,196         12,645           6,702             5,611
   Rental property depreciation
    and amortization..............         13,684          11,488          6,517           3,396             2,798
   Interest expense...............         22,368          20,770         12,348           4,851             4,667
   Amortization of deferred
    financing fees................            884           1,128            258             105               191
   Litigation settlement..........          2,067            --              --              --               --
   General and administrative
    expenses......................          6,649           3,553          2,559           1,622             1,381
                                    -------------     ------------    ------------    -------------    ------------
   Total costs and expenses.......         75,696          60,135         34,327          16,676            14,648
                                    -------------     ------------    ------------    -------------    ------------
   Other income (expense).........          1,968          (2,420)        (1,755)          3,718             1,320
                                    -------------     ------------    ------------    -------------    ------------
   Income from continuing              $   29,281      $   17,322      $  11,768       $  13,077        $    8,600
    operations....................
                                    =============     ============    ============    =============    ============
   Net income                          $   39,934      $   18,721      $  12,555       $  13,589        $    9,065
                                    =============     ============    ============    =============    ============

   Basic earnings per share:
   Income from continuing
    operations....................     $     0.90      $     0.77      $    0.82       $    1.21        $     0.96
                                    =============     ============    ============    =============    ============
   Net income.....................     $     1.22      $     0.83      $    0.88       $    1.26        $     1.01
                                    =============     ============    ============    =============    ============
   Diluted earnings per share:
   Income from continuing
    operations....................     $     0.88      $     0.77      $    0.82       $    1.21        $     0.95
                                    =============     ============    ============    =============    ============
   Net income.....................     $     1.20      $     0.83      $    0.87       $    1.26        $     1.00
                                    =============     ============    ============    =============    ============

Balance Sheet Data: (2)
   Total rental properties, after
     accumulated depreciation.....     $  678,431      $  627,687      $ 483,699       $ 204,919        $  138,623
   Total assets...................        730,069         668,536        542,817         212,497           152,955

 Mortgage notes payable...........        332,143         345,047        280,396          97,752            67,145
 Total liabilities................        375,969         386,400        317,392         120,079            71,737

 Minority interest in equity of
    consolidated subsidiary.........        3,869            3869          3,875             989               --
 Minority interest in CEFUS.......            --              --          33,887             --                --
 Shareholders' equity.............        350,231         278,267        187,663          90,440            81,218


Other Data:(2)
   Funds from operations(3).......     $   45,487      $   29,848      $  19,266       $  13,354        $   10,598
   Cash flows from:
     Operating activities.........         45,613          28,214         20,293          20,169             3,697
     Investing activities.........        (57,536)        (42,435)       (11,679)        (62,239)          (23,824)
     Financing activities.........         13,961          12,780         (6,694)         40,903            19,123

   GLA (square feet) at end of
     period.......................          8,530           8,637          3,169           2,836             2,078
   Occupancy at end of period.....            89%             86%            95%             95%               95%

   Dividends per share............     $     1.08      $     1.06      $    1.10       $    1.02        $     1.00

--------------------------
(1)  Restated to reflect the reporting of discontinued operations.
(2) Prior year data has been reclassified to conform to the current periods' presentation.
(3) Funds from Operations ("FFO") is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance to net income calculated in accordance with generally accepted accounting principles ("GAAP"). FFO is defined generally and calculated by us as net income before gains (losses) on the sale of real estate, extraordinary items and minority interest (as well as expenses associated with minority interests), plus real estate depreciation and amortization of capitalized leasing costs. We believe that FFO should be considered along with, but not as an alternative to, net income as defined by GAAP as a measure of our operating performance. Our calculation of FFO may not be comparable to similarly titled measures reported by other companies. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of funds available to fund our needs. Our calculation of FFO may not be comparable to similarly titled measures reported by other companies. A reconciliation of FFO to net income is as follows:


                                                     Year Ended December 31,

                                     2002        2001        2000        1999        1998
                                   --------    --------    --------    --------    --------
                                                        (in thousands)
Net income .....................   $ 39,934    $ 18,721    $ 12,555    $ 13,589    $  9,065
Rental property depreciation and
 amortization ..................     13,810      11,665       6,534       3,483       2,845
Depreciation attributable to
  joint ventures ...............        647         238          33        --          --
Deferred income tax (benefit) ..       --
  expense ......................       --          (374)      1,071        --
Put option expense .............       --          --          --          --         1,320
Minority interest in
  consolidated subsidiary ......        101          99        --            96
Interest on convertible
  partnership units ............        259         259          20        --          --
(Gain) loss on sale of real
  estate .......................     (9,264)        609          63      (3,814)     (2,632)
Minority interest in CEFUS
  share of FFO adjustments .....       --        (1,369)     (1,010)       --          --
                                   --------    --------    --------    --------    --------
FFO ............................   $ 45,487    $ 29,848    $ 19,266    $ 13,354    $ 10,598
                                   ========    ========    ========    ========    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following should be read in conjunction with our consolidated financial statements, including the notes thereto, which are included elsewhere in this annual report.

     We operate as a real estate investment trust, or REIT, that principally acquires, renovates, develops and manages community and neighborhood shopping centers located predominately in high growth markets in the southern United States. Our shopping centers are primarily anchored by supermarkets or other necessity-oriented retailers such as drug stores or discount retail stores. As of December 31, 2002, our portfolio consisted of 88 properties, comprising 55 supermarket-anchored shopping centers, nine drug store-anchored shopping centers, 19 other retail-anchored shopping centers, one self-storage facility and four retail developments, as well as non-controlling interests in four unconsolidated joint ventures that own and operate commercial properties. Before giving effect to the IRT merger, as of December 31, 2002, our existing properties were located primarily in metropolitan areas of Florida and Texas, contained an aggregate of 8.5 million square feet of gross leasable area, and were 88.9% occupied based on gross leasable area; compared to 8.6 million square feet of gross leaseable area, and 86.2% occupied as of December 31, 2001.

     In September 2001, we acquired Centrefund Realty (U.S.) Corporation, or CEFUS, and United Investors Realty Trust, or UIRT. As a result of these acquisitions, we acquired 50 shopping centers and other retail properties which contained an aggregate of approximately 5.2 million square feet of gross leasable area. The acquisition of CEFUS has been accounted for on a push-down basis and partially in a manner similar to a pooling of interests. See the discussion of this policy in the section below entitled "-- Significant Accounting Policies and Estimates." The acquisition of UIRT was accounted for using the purchase method of accounting and the results of UIRT are included in our consolidated financial statements from the date we acquired it.

     During 2002, we sold an office building, an apartment complex, one 6.8-acre parcel of undeveloped land and six shopping centers that no longer meet our investment criteria. We also acquired six shopping centers, two free-standing drugstores and three parcels of undeveloped land totaling approximately 27.4 acres.

     On February 12, 2003, we completed our acquisition of IRT Property Company, or IRT, by statutory merger. As a result of the merger, we acquired 92 properties encompassing approximately 10 million square feet of gross leaseable area and including 66 supermarket anchored shopping centers, two drug store anchored shopping center, 21 other retail-anchored shopping centers an industrial property and two development projects. In connection with the merger, we paid aggregate cash consideration of approximately $181 million, issued approximately 17.5 million shares of our common stock valued at approximately $232 million and assumed approximately $337 million of mortgages, unsecured indebtedness and other liabilities, including $150 million of IRT's senior unsecured indebtedness.

     The merger is being accounted for as a purchase as such term is used under accounting principles generally accepted in the United States of America. Accordingly, IRT's consolidated results of operations will be included in our consolidated results of operations from the closing of the merger and our consolidated financial statements for 2002 fiscal year and earlier periods reported upon in this annual report do not reflect the effects of the merger.

     As a result of our recently completed merger with IRT Property Company, our property portfolio, as of March 20, 2003, consists of 179 properties, comprising 122 supermarket-anchored shopping centers, nine drug store-anchored shopping centers, 41 other retail-anchored shopping centers, one self-storage facility, one industrial and five retail developments, as well as non-controlling interests in four unconsolidated joint ventures that own and operate commercial properties. These properties are located in 12 states in the southern United States and contain an aggregate of 18.5 million square feet of gross leasable area, or GLA.

     We intend to continue to expand our business by acquiring and developing additional neighborhood and community shopping centers in the near future primarily through a combination of individual property acquisitions, development of new properties, property portfolio purchases and acquisitions of other REITs and real estate companies.

Critical Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations provides additional information related to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates and if necessary, adjusts its estimates and judgments, including those related to real estate and development assets, revenue recognition in conjunction with providing development, leasing and management services and equity in earnings of unconsolidated joint ventures. Management believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Real Estate Development Assets. We capitalize acquisition and construction costs, property taxes, interest and other miscellaneous costs that are directly identifiable with a project, from pre-acquisition until the time that construction is complete and the development is ready for its intended use, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 67 and SFAS No. 34. We allocate the capitalized project costs to the various components of the project based on the components' relative fair value. Our cost allocation method requires the use of management estimates regarding the fair market value of each project component. Management bases its estimates on current market appraisals, comparable sales, existing sale and purchase contracts, historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the fair market value of real estate assets. Actual results may differ from these estimates and anticipated returns on a project, as well as the gain or loss on disposition of the individual project components, could vary significantly from estimated amounts.

     Management reviews long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates that the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such asset is considered to be impaired, we record impairment losses and reduce the carrying amount of the impaired asset to an amount that reflects the fair value of the asset at the time impairment is evident. Our impairment review process relies on management's judgment regarding the indicators of impairment, the remaining life of the asset used to generate the asset's undiscounted cash flows, and the fair value of the asset at a particular point in time. Management uses historical experience, current market appraisals and various other assumptions to form the basis for making judgments about the impairment of real estate assets. Under different assumptions or conditions, the asset impairment analysis may yield a different outcome, which would alter the ultimate return on our assets, as well as the gain or loss on the eventual disposition of the asset.

     Revenue Recognition. We, as lessor, retain substantially all the risks and benefits of property ownership and account for our leases as operating leases. Revenue from percentage rent is recognized when tenants' reported sales have reached certain levels specified in the respective leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period when the applicable costs are incurred.

     Investments in Unconsolidated Joint Ventures. We do not consider ourselves to be in control of joint ventures when major business decisions require the approval of at least one other managing equity owner. Accordingly, we account for our joint ventures in which we do not retain unilateral control under the equity method.

     We calculate the equity in income or loss earned from our unconsolidated joint ventures based on each equity owners' economic ownership, which is estimated based on anticipated stabilized cash flows as they would be allocated to each equity owner based on how cash flow is distributed. Generally, under the terms of the respective joint venture agreements, net ordinary cash flow is distributed to each equity owner in accordance with such owner's equity ownership percentages.

     Accounting for Stock Options. We apply the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in measuring stock-based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under our compensation plan as no grants were made at less than market value. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense would be recognized based upon the fair value of the award at the grant date.

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

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

     Total revenues increased by $23.1 million, or 29.0%, to $103.0 million for the year ended December 31, 2002 from $79.9 million in 2001. This increase was primarily due to the increase in revenue of $16.2 million relating to the properties acquired in the UIRT transaction in September 2001, an increase of $4.2 million as a result of the 2002 acquisitions of six shopping centers and two drugstores, and an increase in same property revenues of $1.7 million, or 4.8%, to $36.8 million for the year ended December 31, 2002 from $35.1 million for the year ended December 31, 2001 primarily as a result of higher rental rates and occupancy. Revenues also increased for termination fees of $1.2 million and an increase in other income of $762,000. These increases were partially offset by a decrease in third party management and leasing fees of $649,000 and a decrease in investment income of $298,000.

     Property operating expenses increased by $6.8 million, or 29.5%, to $30.0 million for the year ended December 31, 2002 from $23.2 million for 2001. This increase was primarily due to an increase in property operating expenses of $3.1 million relating to properties acquired in the UIRT transaction. Operating expenses also increased by $1.3 million as a result of the property acquisitions mentioned above, an increase in same property operating expenses of $801,000, or 8.3%, to $10.4 million for the year ended December 31, 2002 from $9.6 million for the year ended December 31, 2001 as a result of higher operating costs. Included in property operating expenses, property management expenses increased by $1.6 million for the year ended December 31, 2002 compared to the year ended December 31, 2001 as a result of managing a larger portfolio of properties, of which $833,000 was due to an increase in salaries and benefits.

     Interest expense increased by $1.6 million, or 7.7%, to $22.4 million for the year ended December 31, 2002 from $20.8 million for 2001. Amortization of deferred financing fees decreased by $244,000, or 21.6% to $884,000 for the year ended December 31, 2002 from $1.1 million for 2001. The net increase in interest expense was primarily due to an increase in interest expense of $3.5 million relating to the assumption of mortgage loans in the acquisition of UIRT. In addition, interest increased $1.2 million from the closing of four new loans and increased $503,000 from higher average balances on the revolving credit facilities. These increases were partially offset by the repayment of nine loans which reduced interest by $1.9 million, an increase in capitalized interest of $273,000 related to increased development activity, lower interest rates on the variable rate mortgages which reduced interest incurred by $1.4 million and reduced interest on all other loans of $30,000.

     Rental property depreciation and amortization increased by $2.2 million, or 19.1%, to $13.7 million for the year ended December 31, 2002 from $11.5 million for 2001. This increase was primarily due to an increase in depreciation and amortization of $1.4 million relating to the acquisition of UIRT and a $796,000 increase related to property acquisitions and capital improvements.

     General and administrative expenses increased by $3.1 million, or 87.1%, to $6.6 million for the year ended December 31, 2002 from $3.5 million for 2001. The primary reason for the increase in general and administrative expenses relates to our growth, as reflected by an increase in compensation and employee related expenses of $1.8 million, an increase in professional fees of $332,000, the write-off of previously capitalized pre-acquisition due diligence costs for projects that did not materialize totaling $695,000, an increase in public relations costs of $223,000 and an increase in all other expenses of $46,000.

     During 2001, we recorded the following related to the acquisition of CEFUS: minority interest of $1.6 million, a loss on sale of real estate of $609,000 and a current and deferred income tax benefit of $967,000 which we no longer record because CEFUS operated as a C corporation rather than as a REIT. In addition, we prepaid a mortgage and incurred a loss on early debt extinguishment of $1.5 million. During 2002, we settled an outstanding mortgage note payable at less than fair value and recognized a gain on early debt extinguishment of $1.5 million. In addition, we settled a lawsuit which was related to one of the properties acquired from UIRT for $2.1 million, including legal fees. All other income/loss items primarily relate to earnings from joint ventures.

     Operating income from properties sold during 2002 is reflected as discontinued operations of $1.4 million for the year ended December 31, 2002 and $1.4 million for the year ended December 31, 2001. The sale of these properties produced a gain of $9.3 million.

     As a result of the foregoing, net income increased by $21.2 million, or 113.3%, to $39.9 million for the year ended December 31, 2002 compared to $18.7 million for 2001.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

     Total revenues increased by $32.0 million, or 66.9%, to $79.9 million for the year ended December 31, 2001 from $47.9 million in 2000. This increase was primarily due to an increase in revenues of $21.5 million resulting from the consolidation of the results of CEFUS for all of 2001 compared to the period from August 18, 2000 to December 31, 2000 for the prior year and an additional $6.0 million of revenues from the acquisition of UIRT in September 2001. In addition, revenues increased by $2.5 million for the year ended December 31, 2001 compared to 2000 as a result of our acquisition of two shopping centers and the completion of development projects in 2001 and the latter part of 2000. Same property revenues increased by $1.2 million, or 3.7%, to $33.8 million for the year ended December 31, 2001 from $32.6 million for the year ended December 31, 2000 as a result of higher rental rates and the completion of additions to some of our properties. Finally, investment revenue increased by $347,000 and management fees, consisting primarily of real estate services provided to third parties, increased by $567,000 for the year ended December 31, 2001 compared to the year ended December 31, 2000, partially offset by reduction of termination fees of $142,000.

     Property operating expenses increased by $10.6 million, or 83.4%, to $23.2 million for the year ended December 31, 2001 from $12.6 million for the year ended December 31, 2000. The increase in property operating expenses was primarily the result of $6.5 million of increased operating expenses from the consolidation of CEFUS for all of 2001 compared to the shorter period in 2000 and $1.8 million of operating expenses for UIRT from its acquisition date. In addition, operating expenses increased by $401,000 for the year ended December 31, 2001 compared to the year ended December 31, 2000 as a result of our acquisition of two shopping centers and the completion of development projects in 2001 and the latter part of 2000. Same property operating expenses increased by $300,000, or 3.6%, to $8.7 million for the year ended December 31, 2001 from $8.4 million for the year ended December 31, 2000 as a result of higher operating costs and the completion of additions to some of our properties. Finally, property management expenses increased by $1.6 million for the year ended December 31, 2001 compared to the year ended December 31, 2000 as a result of managing a substantially larger portfolio of properties, of which $1.1 million was due to an increase in employee salaries and benefits.

     Interest expense increased by $8.4 million, or 68.2%, to $20.7 million for the year ended December 31, 2001 from $12.3 million for the year ended December 31, 2000. Amortization of deferred financing fees increased by $870,000, or 337.2%, to $1.1 million for the year ended December 31, 2001 from $258,000 in 2001. The net increase in interest expense was primarily due to an increase in interest expense of $6.2 million on indebtedness assumed in connection with the acquisition of CEFUS and $1.2 million of interest expense on indebtedness assumed in connection with the acquisition of UIRT. In addition, interest expense increased for the year ended December 31, 2001 as compared to the year ended December 31, 2000 as a result of increased mortgage interest of $1.3 million from the assumption of two loans, the closing of two new loans and an increase of $218,000 in interest on convertible partnership units and decreased capitalized interest expense of $79,000. These increased interest expenses were partially offset by reductions of $644,000 due to decreased borrowing under our revolving credit facility with City National Bank of Florida.

     Rental property depreciation and amortization expense increased by $5.0 million, or 76.3%, to $11.5 million for the year ended December 31, 2001, from $6.5 million for the year ended December 31, 2000. The increase resulted primarily from depreciation and amortization expenses attributable to CEFUS and UIRT in the amounts of $3.4 million and $781,000, respectively, and $683,000 attributable to our acquisition of new properties and completion of new development.

     General and administrative expenses increased by $994,000, or 38.8%, to $3.6 million for the year ended December 31, 2001 from $2.6 million for the year ended December 31, 2000. The increase was primarily the product of our growth. Included in these expenses, compensation expenses increased by $245,000, directors' fees increased by $136,000, professional fees increased by $134,000, general and administrative costs increased by $76,000, and all other costs increased $403,000.

     Minority interest in CEFUS increased by $1.0 million to $1.6 million for the year ended December 31, 2001 from $603,000 for the year ended December 31, 2000. This increase was a result of the consolidation of CEFUS for the period from January 1 to September 19, 2001, subject to a minority interest as described above, compared to the shorter period in 2000. In addition, we recorded loss on extinguishment of debt of $1.5 million for the year ended December 31, 2001 as a result of the payment of a prepayment penalty in connection with the prepayment of a loan secured by one of our properties. The increase in equity in income of unconsolidated subsidiaries of $489,000 for the year ended December 31, 2001 relates primarily to our interest in the four joint ventures acquired in the CEFUS acquisition and is attributable to the inclusion of CEFUS's results for the full year in 2001, as well as commencement of operations at those properties upon completion of development.

     The income from depreciable rental properties sold and or held for sale as of December 31, 2002 is reflected as discontinued operations for the year ended December 31, 2001 and 2000. As of December 31, 2002, there were nine properties being reported in discontinued operations producing income from discontinued operations of $1.4 million for 2001 and $787,000 in 2000.

     As a result of the foregoing, net income increased by $6.2 million, or 49.1%, to $18.7 million for the year ended December 31, 2001 compared to $12.5 million for the year ended December 31, 2000.

Liquidity And Capital Resources

     We anticipate that cash generated from operating activities will provide the necessary funds on a short-term basis for our operating expenses, interest expense, scheduled payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers and distributions to stockholders.

     During 2002, we generated cash from operations of $45.6 million, reflecting our net income of $39.9 million plus an add back for non-cash deductions to income, the most significant of which were depreciation and amortization of $14.9 million, partially offset by gain on debt extinguishment of $1.5 million and a gain on the disposal of real estate of $9.3 million. In addition, operating cash benefited from, among other items, a $4.1 million increase in accounts payable and accrued expenses and $943,000 of other liabilities, partially offset by an increase in accounts and other receivables and other assets of $3.4 million.

     We used $57.5 million of cash in investing activities, reflecting $85.5 million used for acquisitions of properties, payment of leasing costs of $1.7 million and escrowed funds on the sale of properties to utilize tax deferred exchanges for $4.2 million. These uses were partially offset by proceeds from the disposal of properties of $27.2 million, receipt of $871,000 in distributions received from joint ventures, proceeds from repayments of notes receivable of $5.1 million and $762,000 of proceeds from the sale of securities available for sale.

     We generated $14.0 million in cash from financing activities reflecting $66.5 million in net proceeds from issuance of common stock. This was partially offset by $11.2 million in repayments in excess of mortgage note borrowings, $4.4 million in net repayments on revolving credit facilities, $1.1 million in payments of financing fees and $35.8 million in cash dividends to shareholders.

     During 2002, we incurred cash payments for interest, net of capitalized interest, of $22.8 million. Capitalized interest, which includes interest for development properties and additions and renovations to rental properties, totaled $2.4 million.

     We expect to meet long-term liquidity requirements for maturing debt, non-recurring capital expenditures and acquisition, renovation and development of shopping centers from excess cash generated from operating activities, working capital reserves, additional borrowings under our existing credit facilities, long-term secured and unsecured indebtedness and through the issuance of additional equity or debt securities in the private or public markets.

         Our total mortgage notes payable at December 31, 2002 and 2001 consisted of the following:

                                                       (in thousands)
       Mortgage Notes Payable                       2002          2001
       --------------------------------------    ----------   ----------
       Fixed rate mortgage loans.............    $  307,508   $  296,887
       Variable rate mortgage loans..........        24,635       48,160
                                                 ----------   ----------
             Total mortgage notes payable....    $  332,143   $  345,047
                                                 ==========   ==========

     Each of these loans is secured by a mortgage on one or more of our properties. As of December 31, 2002, the percentage of the total real estate cost of our properties that was encumbered by debt was 49.4%. For a more complete description of our mortgage indebtedness, see "--Mortgage Indebtedness" below.

     The merger with IRT has increased our outstanding indebtedness, as of December 31, 2002, as follows:

     o Mortgage notes payable of approximately $136 million, bearing interest at an effective rate of 7.53%

     o Senior unsecured debt of $150 million, bearing interest at rates ranging from 7.25% to 7.84%

     o Revolving credit facility of $15 million, bearing interest at LIBOR plus 1.05%

     Certain of the mortgages on the merged company properties involving an aggregate principal amount of approximately $171 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. We are in the process of obtaining the necessary consents from the lenders. Based on discussions with various lenders to date, current credit market conditions and other factors, we believe that such consents will be obtained or that the mortgages will not be accelerated. Accordingly, we believe that the ultimate outcome of this matter will not have a material adverse impact on our results of operations, financial condition or cash flows.

     On February 7, 2003 we entered into a $340 million unsecured revolving credit facility with a group of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at our option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of our senior unsecured long term indebtedness or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings in an amount not to exceed $150 million, a $25 million swing line facility for short term borrowings and a $20 million letter of credit commitment. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, we can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends. The facility is guaranteed by several of our wholly-owned subsidiaries. On February 12, 2003, the date of the IRT merger, we borrowed $175.0 million to fund $94.9 million for the cash portion of the IRT merger with the remaining funds prepaying a variable rate mortgage facility, both the Bank Leumi and our prior secured Wells Fargo revolving credit facilities, various other mortgage loans and transaction costs related to the IRT merger.

     As a result of our merger with IRT, we assumed IRT's obligations relating to $150 million principal amount of Senior Notes, bearing interest at fixed annual interest rates ranging from 7.25% to 7.84% and maturing between 2006 and 2012. One of the notes interest rate is dependent on our senior unsecured debt rating. These notes have also been guaranteed by several of our wholly-owned subsidiaries.

     We have debt and other liabilities outstanding after the merger with IRT in the aggregate amount of approximately $890 million.

     As of December 31, 2002, we had a $10.4 million credit agreement secured by four properties with City National Bank of Florida. In February 2003, this credit agreement was restructured to a $5 million unsecured credit agreement in connection with the execution of the new Wells Fargo facility.

     As of December 31, 2002, we had $30.0 million revolving line of credit with Bank Leumi Le-Israel B.M. In February 2003, this credit facility was retired with execution of the new Wells Fargo facility.

     As of December 31, 2002, we had a variable-rate revolving credit facility with Wells Fargo under which we could borrow up to $41.3 million against a borrowing base of six properties pledged to secure the facility. In February 2003, this credit facility was retired with the execution of the new Wells Fargo facility.

     As of December 31, 2002, we had accounts payable and accrued expenses outstanding of approximately $15 million relating to increased operating costs, real estate taxes and construction payables.

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

     We have entered into a ground lease with a drug store and expect to commence development in early 2003 of a 25,000 square foot drug-store anchored shopping center on a parcel of land we already own at the northeast corner of S.W. 147th Avenue and Coral Way in Miami-Dade County, Florida at a total cost of $2.0 million. Development of phase three of the Shops at Skylake, totaling approximately 120,000 square feet is anticipated to be completed in late 2003 at an estimated cost of approximately $6.2 million. Development of 20,000 square feet of retail space on our four acre site at Port St. Lucie, Florida, adjacent to our Cashmere Corners retail Center, at a cost of $1.8 million is expected to be completed in late 2003. In addition, as of December 31, 2002, in order to complete the construction of other in progress development projects, we have committed to fund construction costs of $11.5 million. These obligations, comprise principally of construction contracts and are generally due as the work is performed. We expect to fund the costs of the development projects from cash flow from operations, borrowings under our various revolving credit facilities and other sources of cash.

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

     We believe that we qualify and intend to qualify as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow, as we consider necessary for the proper maintenance and improvement of our real estate, while still maintaining our qualification as a REIT.

Mortgage Indebtedness

     The following table sets forth certain information regarding Equity One's mortgage indebtedness related to our properties as of December 31, 2002:

                                           Balance at
                                          December 31,       Interest                         Balance Due
                                              2002           Rate(1)        Maturity Date      at Maturity
                                          ------------      ----------      --------------      -----------
                                                                       (in thousands)
Fixed Rate Mortgage Debt
Lantana                                   $  3,816            6.950%         March 2005          $  3,498
Benchmark                                    3,393            9.250%          July 2005             3,170
Sterling Plaza                               4,083            8.750%        September 2005          3,794
Townsend Square                              4,922            8.500%         October 2005           4,703
Green Oaks                                   3,100            8.375%        November 2005           2,861
Melbourne Plaza                              1,792            8.375%        November 2005           1,654
Oak Hill(*)                                  2,016            7.625%         January 2006           1,713
Walden Woods                                 2,492            7.875%         August 2006            2,071
Big Curve                                    5,552            9.190%         October 2006           5,059
Highland Square                              4,135            8.870%        December 2006           3,743
Park Northern                                2,377            8.370%        December 2006           1,963
University Mall                             12,680            8.440%        December 2006           1,922
Rosemeade                                    3,244            8.295%        December 2007           2,864
Colony Plaza                                 3,053            7.540%         January 2008           2,834
Parkwood(2)                                  6,277            7.280%         January 2008           5,805
Richwood(2)                                  3,234            7.280%         January 2008           2,990
Commonwealth                                 2,864            7.000%        February 2008           2,204
Mariners Crossing                            3,425            7.080%          March 2008            3,154
Pine Island/Ridge Plaza                     25,274            6.910%          July 2008             3,104
Forestwood                                   7,425            5.070%         January 2009           6,406
Shoppes of Northport                         4,201            6.650%        February 2009           3,526
Prosperity Centre                            6,730            7.875%          March 2009            4,137
Shoppes of Ibis                              6,031            6.730%        September 2009          4,680
Park Promenade                               6,360            8.100%        February 2010           5,833
Skipper Palms                                3,585            8.625%          March 2010            3,318
Jonathan's Landing                           2,932            8.050%           May 2010             2,639
Bluff's Square                              10,162            8.740%          June 2010             9,401
Kirkman Shoppes                              9,596            8.740%          June 2010             8,878
Ross Plaza                                   6,693            8.740%          June 2010             6,192
Boynton Plaza                                7,561            8.030%          July 2010             6,902
Pointe Royale                                4,763            7.950%          July 2010             2,502
Plymouth Park East 1(3)                        154            8.250%         August 2010              113
Plymouth Park East 2(3)                        463            8.250%         August 2010              340
Plymouth Park North(3)                       8,260            8.250%         August 2010            6,076
Plymouth Park South(3)                         617            8.250%         August 2010              454
Plymouth Park Story North(3)                   380            8.250%         August 2010              279
Plymouth Park West                           2,468            8.250%         August 2010            1,816
Shops at Skylake                            14,964            7.650%         August 2010            1,644
Minyard's                                    2,546            8.320%        November 2010           2,175
Forest Village                               4,533            7.270%          April 2011            4,039
Boca Village                                 8,382            7.200%           May 2011             7,466
Sawgrass Promenade                           8,382            7.200%           May 2011             7,466
Plaza del Rey(*)                             2,202            8.125%        September 2011            --
Lake Mary                                   24,763            7.250%        November 2011           1,973
Lake St. Charles                             3,911            7.130%        November 2011           3,461
Marco Island                                 8,875            6.700%         January 2012           7,150
Cashmere                                     5,343            5.880%        November 2012           4,084
Eastwood                                     6,366            5.880%        November 2012           4,866
Meadows                                      6,690            5,870%        November 2012           5,113
Summerlin Square                             4,156            6.750%        February 2014             --
Bird Ludlum                                 10,857            7.680%        February 2015             --
West Lake(*)                                 4,979            7.875%          June 2016               130
Atlantic Village(*)                          4,449            6.850%        November 2018             --
                                          --------    --------------     -------------------

Total Fixed Rate Mortgage Debt
(53 loans)                                 307,508            7.52%             6.37 years
                                                       ==============    ===================
                                                       (wtd-avg.rate)
(wtd-avg.maturity)

Variable Rate Mortgage Debt
Comerica/4 properties(4)(*)                 24,635      LIBOR+150            February 2004       $ 24,635
                                          --------
Total Mortgage Notes Payable               332,143
                                          --------
Variable Rate Revolving Credit
Facilities

City National Bank(5)                          --       LIBOR+225               May 2003               --
Bank Leumi(6)(*)                               --       LIBOR+125              March 2003              --
Wells Fargo(7)(*)                           23,000      LIBOR+125            February 2005        $ 23,000
                                          --------
Total Variable Rate Revolving Credit
Facilities                                $ 23,000
                                          --------
Total Debt                                $355,143
                                          ========
-----------------------

(1)  The rate in effect on December 31, 2002.

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

(4) This Comerica facility is secured by Grogans Mill ($7,995), Steeplechase ($6,305), Mission Bend ($6,370) and Beechcrest ($3,965). The floating interest rate is LIBOR plus 150 basis points.(*)

(5) This facility was authorized to $10,403 as of December 31, 2002, and was secured by Mandarin Mini-Storage, Skylake Phase III land, Beauclerc Village and East Bay Plaza. We have two, 364-day extension options for an extended maturity of May, 2005. This facility was restructured to a $5 million unsecured credit facility upon the execution of the $340 million credit facility with Wells Fargo.

(6) The Bank Leumi facility is secured by negative pledges on Ryanwood, Pompano, Southwest Walgreens, Bandera, Market at First Colony and Mason Park.(*)

(7) This facility is secured by Blanco Village, Oakbrook, Mandarin Landing, Hedwig, Bissonet and Spring Shadows. The rate on the facility is LIBOR plus a range of 115 to 150 depending on overall leverage. As of December 31, 2002, the rate was LIBOR+125. (*) (*) These loans were repaid with proceeds from the equity private placement and new credit facility with Wells Fargo.


     Our mortgage and outstanding revolving credit facilities indebtedness outstanding at December 31, 2002 will require approximate balloon and scheduled principal payments as follows:

                            Schedule     Balloon
           Year Due       Amortization   Payments     Total
      ---------------    ------------  ---------   --------
             2003           $  6,288    $     --    $  6,288
             2004              6,762       24,635     31,397
             2005              7,040       42,680     49,720
             2006              6,978       26,470     33,448
             2007              6,855        2,864      9,719
             2008              6,592       40,104     46,696
             2009              5,977       18,749     24,726
             2010              5,011       68,564     73,575
             2011              3,716       44,410     48,126
             2012              2,790       21,212     24,002
         Thereafter            7,316          130      7,446
      ---------------     ----------    --------    --------
           Total            $ 65,325    $289,818    $355,143
      ===============     ==========    ========    ========

     The following table sets forth certain information regarding indebtedness related to our joint venture properties as of December 31, 2002:


                                   Joint Venture Debt
                                      Balance at                                            Balance Due
                                   December 31, 2002    Interest Rate    Maturity Date      at Maturity
                                   -----------------    -------------    -------------      -----------
Joint Venture Debt
Park Place*                            $15,000            LIBOR+1.40%      April 2005         $15,000
City Centre                             12,983                  8.54%      April 2010          11,989
Oaks Square                             16,642                  7.63%     December 2010        15,011

------------------------
*  Guaranteed by Equity One.

         The following table sets forth certain information regarding IRT's mortgage indebtedness related to the properties of IRT as of December 31, 2002:

                                                   Interest            Balance at
       Description                   Rate        Maturity Date        December 31,
                                                                            2002
 ------------------------------    --------   -----------------     ----------------
 Fixed Rate Debt                                                    (in thousands)
     Mortgage notes payable:
       Elmwood Oaks                  8.38%        June, 2005           $ 7,500
       Shoppes at Lago Mar           7.50%        April, 2006            5,293
       North Village Center(1)       8.13%        March, 2009            1,677
       Tamarac Town Square           9.19%       October, 2009           6,284
       Spalding Village              8.19%      September, 2010         10,820
       Parkwest Crossing             8.10%      September, 2010          4,769
       Charlotte Square              9.19%       February, 2011          3,673
       Pine Ridge Square             7.02%         May, 2011             7,431
       Heritage Walk                 7.25%         May, 2011             7,101
       MacLand Pointe                7.25%         May, 2011             5,918
       Riverside Square              9.19%        March, 2012            7,789
       Lutz Lake                     6.28%       December, 2012          7,500
       Village of Northshore         9.00%         July, 2013            4,411
       Treasure Coast                8.00%        April, 2015            5,055
       Shoppes of Silverlakes        7.75%         July, 2015            2,924
       Grassland Crossing            7.87%       December, 2016          6,130
       Mableton Crossing             6.85%        August, 2018           4,245
       Douglas Commons               6.50%       February, 2024          5,220
       Paulding Commons              6.50%       February, 2024          6,805
       Wesley Chapel Crossing        6.50%       February,2024           3,496
       Fairview Oaks                 6.50%       February,2024           4,940
       Madison Centre                6.50%       February,2024           4,008
       Chastain Square               6.50%       February,2024           4,008
       Daniel Village                6.50%       February,2024           4,381
       Siegen Village                6.50%       February,2024           4,428
       Interest Premium                  -             -                 1,182
                                                                      ---------
    Mortgage notes payable           7.53% (2)                         136,988

 Other Fixed Rate Debt:

 7.84% Senior unsecured notes        7.84%       January, 2012          25,000
 7.77% Senior unsecured notes        7.77%        April, 2006           50,000
 7.25% Senior unsecured notes        7.25%       August, 2007           75,000
                                                                      ---------
       Total Fixed Rate Debt         7.49%                             286,988

 Variable Rate Debt
     Revolving Credit Facility
       (LIBOR + 1.05%)               2.71% (2)     May, 2005            15,000
                                                                      ---------
 Total debt                          7.26% (2)                        $301,988
                                                                      =========

(1) Although the Company owns a 49.5% interest in North Village Center, 100% of the mortgage is recorded for financial reporting purposes.
(2)  Average rates on outstanding loans as of December 31, 2002 where indicated.


     IRT's mortgage and outstanding revolving credit facilities indebtedness outstanding at December 31, 2002 will require approximate balloon and scheduled principal payments as follows:

                     Scheduled          Balloon
     Year Due:      Amortization       Payments          Total
                   -------------     -------------    ----------

     2003               $ 2,965                -        $ 2,965

     2004                 3,192                -          3,192

     2005                 3,448         $ 22,500         25,948

     2006                 3,586           54,797         58,383

     2007                 3,773           75,000         78,773

   Thereafter            50,715           82,012        132,727
                   -------------     -------------    ----------
                       $ 67,679        $ 234,309      $ 301,988
                   =============     =============    ==========


     We may not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance this indebtedness either through additional mortgage financing secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. Our results of operations could be affected if the cost of new debt is greater or lesser than existing debt. If new debt is not available, our business would be adversely affected.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards established accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002 and no longer amortizes goodwill. The Company has performed an impairment test of the goodwill and other intangible assets as of January 1, 2002 and November 30, 2002 and has determined that the assets are not impaired.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes, but does not replace, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although earlier application is encouraged. The Company adopted SFAS No. 144 effective January 1, 2002 and has reflected the operations of property held for sale and disposed of properties as discontinued operations, along with any gain on dispositions.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds FASB Statement No. 44, Accounting for Intangible Assets or Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases. Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 as of July 2002, and has reflected gains (losses) from extinguishment of debt as part of ordinary income.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other's (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies. It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). We have adopted the new disclosure requirements, which are effective beginning with 2002 calendar year-end financials. FIN 45's provisions for initial recognition and measurement are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirement of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of the transition method utilized and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002 and, as it relates to Opinion No. 28, Interim Financial Reporting, the interim periods beginning after December 15, 2002, although earlier application is encouraged. The Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in measuring stock-based compensation. The Company has adopted the disclosure requirements of SFAS No. 148 in its financial statements for 2002.

     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of ABR 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. The consolidated provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our financial statements.

Environmental Matters

     We are subject to numerous environmental laws and regulations. The operation of dry cleaning facilities at our shopping centers is the principal environmental concern. We believe that the tenants who operate these facilities do so in accordance with current laws and regulations and we have established procedures to monitor their operations. Additionally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers. Where available, we have applied and been accepted into state sponsored environmental programs. We have also placed environmental insurance on specific properties with known contamination in order to mitigate our environmental risk. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease, and interest expense from the variable component of our debt balances will move in the same direction. With respect to our investment portfolio, changes in interest rates generally do not affect our interest income as our investments are predominantly in equity securities. In addition, most of our mortgage notes payable currently have fixed interest rates and therefore changes in interest rates generally do not have a material effect on our operations. In addition, each of our revolving credit facilities have a variable-rate component and we may enter into additional variable-rate facilities in the future. Therefore, increases in interest rates could in the future have a materially adverse impact on our results of operations and cash flows. Moreover, increases in long-term real estate mortgage rates that may occur over a decade or more may decrease the overall value of real estate. We estimate the fair value of our long term, fixed rate mortgage loans generally using discounted cash flow analysis based on current borrowing rates for similar types of debt. At December 31, 2002, the fair value of the fixed rate mortgage notes payable was estimated to be approximately $348.5 million compared to a carrying value amount of approximately $307.5 million.

     If the weighted average interest rate on our fixed rate debt at December 31, 2002 were 100 basis points higher or lower, the fair market value would be approximately $293.2 million and approximately $323.4 million, respectively.

     If the weighted average interest rate on our variable rate debt at December 31, 2002 were 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $476,000.

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. We may use a variety of financial instruments to reduce our interest rate risk, including interest rate swap agreements whereby we exchange our variable interest costs on a defined amount of principal for another party's obligation to pay fixed interest on the same amount of principal, or interest rate caps, which will set a ceiling on the maximum variable interest rate we will incur on the amount of debt subject to the cap and for the time period specified in the interest rate cap. As of December 31, 2002, we have no market risk sensitive instruments.

Off Balance Sheet Commitments

     We have off balance sheet joint ventures and other unconsolidated arrangements with varying structures. As of December 31, 2002, the Company's off balance sheet commitments were as follows:

     o We have has aggregate revolving credit facilities available of $81.7 million of which $23.0 million was outstanding as of December 31, 2002.

     o Letters of credit totaling $1.1 million have been provided as security for certain performance criteria.

     o The Company's unconsolidated joint ventures have aggregate outstanding indebtedness of approximately $45 million, of which the Company has guaranteed a $15 million loan for one of the unconsolidated joint ventures. The Company's investment in these joint ventures is $7.4 million.

     o The Company has committed to fund the construction costs of $11.5 million in order to complete our started development projects. These obligations, comprise principally of construction contracts, are generally due as the work is performed and are expected to be financed by the available credit facilities.

     For more information regarding our off balance sheet joint ventures and other unconsolidated arrangements please refer to Note 4 of our Consolidated Financial Statements contained in this annual report and incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within the 90-day period prior to the filing of this annual report. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, no significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Our management, including our Chief Executive Officer and Chief Financial Officer, however, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.




                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following consolidated financial information is included as a separate section of this Form 10-K:

          1. Financial Statements: PAGE

               Independent Auditors' Report.......................  F-1
               Balance Sheets.....................................  F-2  - F3
               Statements of Operations...........................  F-4  - F-5
               Statements of Comprehensive Income.................  F-6
               Statements of Stockholders' Equity.................  F-7
               Statements of Cash Flows...........................  F-8  - F-9
               Notes to Financial Statements......................  F-10 - F-29

          2.   Report of Deloitte & Touch LLP, Independent
               Auditors Schedule III - Real Estate Investments
               and Accumulated Depreciation........................ S-1
               Schedules I, II, IV and V are not required to
               be filed............................................ S-2

          3.   Exhibits: See (c) below

     (b) Reports on Form 8-K:

          Form 8-K filed on October 30, 2002 regarding the acquisition of IRT Property Company, a Georgia corporation, by the statutory merger of IRT with and into Equity One.

          Form 8-K filed on December 4, 2002 regarding a litigation matter.

          Form 8-K filed on December 23, 2002 regarding the settlement of the previously disclosed litigation matter

     (c) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.



EXHIBIT NO.    DESCRIPTION

----------     -----------

2.1 Agreement and Plan of Merger dated October 28, 2002 between the Company and IRT Property Company (2)
3.1            Composite Charter of the Company (Exhibit 3.1) (3)
3.2            Amended and Restated Bylaws of the Company (Exhibit 3.2;
               Amendment No. 5) (10)
4.1 Indenture dated November 9, 1995 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (4)
4.2 Supplemental Indenture No. 1 dated March 26, 1996 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (5)
4.3 Supplemental Indenture No. 2 dated August 15, 1997 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (6)
4.4 Supplemental Indenture No. 3 dated September 9, 1998 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (7)
4.5 Supplemental Indenture No. 4 dated November 1, 1999 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.7) (8)
4.6 Supplemental Indenture No. 5 dated February 12, 2003 between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (9)
4.7 Indenture dated September 9, 1998 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (7)
4.8 Supplemental Indenture No. 1 dated September 9, 1998 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (7)
4.9 Supplemental Indenture No. 2 dated November 1, 1999 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (8)
4.10 Supplemental Indenture No. 3 dated February 12, 2003 between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (9)
10.1           Form of Indemnification Agreement. (Exhibit 10.1; Amendment
               No. 2) (10)
10.2           1995 Stock Option Plan, as amended (11)*
10.3           Amended and Restated 2000 Executive Incentive Plan (12)*
10.4           IRT 1989 Stock Option Plan, assumed by the Company (13)*
10.5           IRT 1998 Long-Term Incentive Plan, assumed by the Company (14)*
10.6 Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy, Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No.3) (10)
10.7 Stock Exchange Agreement dated May 18, 2001 among the Company, First Capital Realty Inc. and First Capital America Holding Corp.
               (1)
10.8           Use Agreement, regarding use of facilities, by and between Gazit
               (1995), Inc. and the Company, dated January 1, 1996. (Exhibit 10.15, Amendment No. 1) (10)
10.9 Stock Pledge Agreement, dated June 17, 1996, by and between Chaim Katzman and the Company. (Exhibit 10.7; Amendment No. 2) (10)*
10.10 Promissory Note, in the amount of $1,128,750 from Chaim Katzman payable to the Company. (Exhibit 10.8; Amendment No. 3) (10)*
10.11 Stock Pledge Agreement, dated December 30, 1996, by and between the Company and Doron Valero. (Exhibit 10.9; Amendment No. 2)
               (10)*
10.12 Promissory Note, in the amount of $396,000 from Doron Valero payable to the Company. (Exhibit 10.10; Amendment No. 3) (10)*
10.13 Subscription Agreement dated October 4, 2000 made by Alony Hetz Properties & Investments, Ltd. (Exhibit 10.13) (15)
10.14 Stockholders Agreement October 4, 2000 among the Company, Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.14) (15)
10.15 First Amendment to Stockholders Agreement dated December 19, 2001 among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.15) (15)
10.16 Second Amendment to Stockholders Agreement dated October 28, 2002 among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (16)
10.17 Amended and Restated Employment Agreement dated effective as of January 1, 2002 between the Company and Chaim Katzman (Exhibit 10.1) (3)*
10.18 Amended and Restated Employment Agreement dated effective as of January 1, 2002 between the Company and Doron Valero (Exhibit 10.2) (3)*
10.19 First Amended Employment Agreement dated April 6, 2000 between Howard Sipzner and the Company (17)*
10.20 Stock Pledge Agreement, dated September 18, 2001, by and between Chaim Katzman and the Company. (Exhibit 10.16) (15)*
10.21 Promissory Note, in the amount of $2,879,840 from Chaim Katzman payable to the Company. (Exhibit 10.17) (15)*
10.22 Stock Pledge Agreement, dated September 18, 2001, by and between Doron Valero and the Company (Exhibit 10.18 ) (15)*
10.23 Promissory Note, in the amount of $2,153,470 from Doron Valero payable to the Company. (Exhibit 10.19) (15)*
10.24 Promissory Note in the amount of 437,500 from Alan Merkur, payable to the Company (Exhibit 10.3) (3)*
10.25 Pledge Agreement dated June 15, 2002 between the Company and Alan Merkur (Exhibit 10.3) (3)*
10.26 Promissory Note in the amount of $150,000 from Barbara Miller payable to the Company (Exhibit 10.4) (3)*
10.27 Pledge Agreement dated June 15, 2002 between the Company and Barbara Miller (Exhibit 10.4) (3)* 10.28 Promissory Note, in the amount of $866,250, from Howard Sipzner payable to the Company
               (18) 10.29 Pledge Agreement dated June 15, 2002 between the Company and Howard Sipzner (18) 10.30 Registration Rights Agreement dated October 28, 2002 between the Company and certain Purchasers (Exhibit 99.3) (2)
10.31 Credit Agreement, dated February 7, 2003, among the Company, each of the financial institutions initially a signatory thereto; Commerzbank AG New York and Grand Cayman Branches, Keybank National Association and Southtrust Bank, as Documentary Agents; and Wells Fargo Bank, National Association, as Sole Lead Arranger and Administration Agent (Exhibit 10.1) (9)
12.1           Ratios of Earnings to Fixed Charges
21.1           List of Subsidiaries of the Registrant
23.1           Consent of Deloitte & Touche LLP
99.1 Certification of Chaim Katzman as Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification of Howard M. Sipzner as Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Identifies employee agreements, management contracts, compensatory plans or other arrangements.
---------------------
(1) Previously filed as Appendix A to our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001 and incorporated herein by reference.
(2) Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.
(3) Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated by reference herein.
(4) Previously filed by IRT Property Company as Exhibit 4(c) to IRT's Form 10-K filed on February 16, 1996, and incorporated by reference herein.
(5) Previously filed by IRT Property Company as Exhibit 4 to IRT's Current Report on Form 8-K filed on March 26, 1996, and incorporated by reference herein.
(6) Previously filed by IRT Property Company as Exhibit 4 to IRT's Current Report on Form 8-K filed on August 13, 1997, and incorporated by reference herein.
(7) Previously filed by IRT Property Company as an exhibit to IRT's Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.
(8) Previously filed by IRT Property Company as an exhibit to IRT's Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.
(9) Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.
(10) Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated herein by reference.
(11) Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 30, 1999, and incorporated herein by reference.
(12) Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2002, and incorporated herein by reference.
(13) Previously filed by IRT Property Company as an exhibit to IRT's Current Report on Form 8-K filed on March 22, 1989, and incorporated herein by reference.
(14) Previously filed by IRT Property Company with IRT's definitive Proxy Statement for the Annual Meeting of Stockholders held on May 22, 1998, and incorporated herein by reference.
(15) Previously filed with our Form 10-K/A filed on March 18, 2002, and incorporated herein by reference. (16) Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2002, and incorporated by reference herein.
(17) Previously filed as Exhibit 10.14 with our Form 10-K405/A filed on April 20, 2001, and incorporated herein by reference.
(18) Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2002, and incorporated by reference herein.




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003                         EQUITY ONE, INC.

                                             By: /s/ Chaim Katzman
                                             ---------------------
                                             Chaim Katzman
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.


SIGNATURE                            TITLE                            DATE
---------                            -----                            ----


/s/ Chaim Katzman          Chairman of the Board and             March 31, 2003
-----------------           Chief Executive Officer
Chaim Katzman            (Principal Executive Officer)


/s/ Doron Valero       President, Chief Operating Officer        March 31, 2003
----------------                 and Director
Doron Valero

/s/ Howard M. Sipzner   Treasurer and Chief Financial Officer    March 31, 2003
---------------------       (Principal Accounting and
Howard M. Sipzner             Financial Officer)


/s/ Noam Ben Ozer                  Director                      March 31, 2003
-----------------
Noam Ben Ozer

/s/ Dr. Shaiy Pilpel               Director                      March 31, 2003
--------------------
Dr. Shaiy Pilpel

/s/ Robert Cooney                  Director                      March 31, 2003
-----------------
Robert Cooney

                                   Director                      March 31, 2003
--------------
Dori Segal

/s/ Nathan Hetz                    Director                      March 31, 2003
---------------
Nathan Hetz

                                   Director                      March 31, 2003
------------------
Peter Linneman

/s/ Patrick Flinn                  Director                      March 31, 2003
-----------------
Patrick Flinn




                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER


I, Chaim Katzman, Chief Executive Officer of Equity One, Inc., certify that:

     1.   I have reviewed this annual report on Form 10-K of Equity One, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date:  March 31, 2003           /s/  CHAIM KATZMAN
                                          ---------------------------------
                                          Chaim Katzman
                                          Chief Executive Officer




                     CERTIFICATE OF CHIEF FINANCIAL OFFICER


I, Howard M. Sipzner, Chief Financial Officer of Equity One, Inc., certify that:

     1.   I have reviewed this annual report on Form 10-K of Equity One, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date:  March 31, 2003           /s/  HOWARD M. SIPZNER
                                          -------------------------------
                                          Howard M. Sipzner
                                          Chief Financial Officer




                       EQUITY ONE, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                            Page
                                                                  -------------


Independent Auditors' Report                                                F-1

Consolidated Balance Sheets                                           F-2 - F-3

Consolidated Statements of Operations                                 F-4 - F-5

Consolidated Statements of Comprehensive Income                             F-6

Consolidated Statements of Stockholders' Equity                             F-7

Consolidated Statements of Cash Flows                                 F-8 - F-9

Notes to the Consolidated Financial Statements                      F-10 - F-29





INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Equity One, Inc.:


We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Certified Public Accounts

Miami, Florida
February 17, 2003

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(In thousands, except per share amounts)

                                                                                     2002          2001
                                                                                 -----------    ----------
                                    ASSETS
RENTAL PROPERTY:
   Land, buildings, and equipment ..............................................   $ 664,157    $ 605,820
   Building improvements .......................................................      18,784       17,513
   Land held for development ...................................................      16,434       23,420
   Construction in progress ....................................................      19,489        5,416
                                                                                   ---------    ---------
                                                                                     718,864      652,169
   Less: accumulated depreciation ..............................................     (40,433)     (28,031)
   Property held for sale ......................................................        --          3,549
                                                                                   ---------    ---------
      Rental property, net .....................................................     678,431      627,687

CASH AND CASH EQUIVALENTS ......................................................       2,944          906

CASH HELD IN ESCROW ............................................................       5,933        1,715

SECURITIES AVAILABLE FOR SALE ..................................................         921        1,681

ACCOUNTS AND OTHER RECEIVABLES (net of allowances for doubtful accounts of $619            3            2
   and $759 for 2002 and 2001, respectively) ...................................        7,05         5,26

NOTES RECEIVABLE ...............................................................       8,428        9,697

INVESTMENTS IN JOINT VENTURES ..................................................       7,420        7,742

DEPOSITS .......................................................................       6,806        6,219

DEFERRED EXPENSES (net of accumulated amortization of $2,994 and $1,924 for 2002
   and 2001, respectively) .....................................................       5,263        3,883

GOODWILL .......................................................................       2,276        1,281

OTHER ASSETS ...................................................................       4,594        2,463
                                                                                   ---------    ---------

TOTAL ..........................................................................   $ 730,069    $ 668,536
                                                                                   =========    =========
                                                                                               (continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(In thousands, except per share amounts)

                                                                                    2002         2001
                                                                                 ----------   ----------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
NOTES PAYABLE
   Mortgage notes payable .....................................................   $ 332,143    $ 345,047
   Revolving credit facilities ................................................      23,000       27,409
                                                                                  ---------    ---------

      Total notes payable .....................................................     355,143      372,456

OTHER LIABILITIES
   Accounts payable and accrued expenses ......................................      14,760        8,987
   Tenant security deposits ...................................................       4,342        4,090
   Other liabilities ..........................................................       1,724          867
                                                                                  ---------    ---------

      Total liabilities .......................................................     375,969      386,400
                                                                                  ---------    ---------

MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY ........................       3,869        3,869
                                                                                  ---------    ---------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value - 10,000 shares authorized but unissued ...        --           --
   Common stock, $0.01 par value - 100,000 shares authorized, 34,540 and 28,781           5            8
      shares issued and outstanding for 2002 and 2001, respectively ...........          34           28
   Additional paid-in capital .................................................     355,450      283,619
   Retained earnings ..........................................................       5,969        1,808
   Accumulated other comprehensive loss .......................................         (46)         (34)
   Unamortized restricted stock compensation ..................................      (4,375)      (1,836)
   Notes receivable from issuance of common stock .............................      (7,112)      (5,578)
                                                                                  ---------    ---------

      Total stockholders' equity ..............................................     350,231      278,267
                                                                                  ---------    ---------

TOTAL .........................................................................   $ 730,069    $ 668,536
                                                                                  =========    =========
See accompanying notes to the consolidated financial statements.                              (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands, except per share amounts)

                                                                                   2002         2001         2000
                                                                                ---------    ---------    ---------
RENTAL INCOME:
    Minimum rental ..........................................................   $  73,567    $  57,593    $  34,572
    Expense recoveries ......................................................      22,983       17,400        9,392
    Termination fees ........................................................       2,235        1,015        1,157
    Percentage rent payments ................................................       1,507          967          746
                                                                                ---------    ---------    ---------
      Total rental income ...................................................     100,292       76,975       45,867

MANAGEMENT FEES .............................................................         278          927          360
INVESTMENT INCOME ...........................................................       1,632        1,930        1,583
OTHER INCOME ................................................................         807           45           40
                                                                                ---------    ---------    ---------
      Total revenues ........................................................     103,009       79,877       47,850

COSTS AND EXPENSES:
   Property operating expenses ..............................................      30,044       23,196       12,645
   Interest expense .........................................................      22,368       20,770       12,348
   Amortization of deferred financing fees ..................................         884        1,128          258
   Rental property depreciation and amortization ............................      13,684       11,488        6,517
   Litigation settlement ....................................................       2,067         --           --
   General and administrative expenses ......................................       6,649        3,553        2,559
                                                                                ---------    ---------    ---------
       Total costs and expenses .............................................      75,696       60,135       34,327
                                                                                ---------    ---------    ---------
INCOME BEFORE GAIN/(LOSS) ON EXTINGUISHMENT OF DEBT, LOSS ON SALE OF
   REAL ESTATE, EQUITY IN INCOME OF JOINT VENTURES, MINORITY
   INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARY, INCOME TAXES,
   MINORITY INTEREST IN CEFUS AND DISCONTINUED OPERATIONS ...................      27,313       19,742       13,523
GAIN/(LOSS) ON EXTINGUISHMENT OF DEBT .......................................       1,520       (1,546)        --
LOSS ON SALE OF REAL ESTATE .................................................        --           (609)         (63)
EQUITY IN INCOME OF JOINT VENTURES ..........................................         549          494            5
MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARY ....................        (101)         (99)          --
                                                                                ---------    ---------    ---------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST IN CEFUS AND
   DISCONTINUED OPERATIONS ..................................................      29,281       17,982       13,465
                                                                                ---------    ---------    ---------
INCOME TAX BENEFIT/(EXPENSE)
   Current ..................................................................        --            593          (23)
   Deferred .................................................................        --            374       (1,071)
                                                                                ---------    ---------    ---------
     Total income tax benefit/(expense) .....................................        --            967       (1,094)
                                                                                ---------    ---------    ---------
INCOME BEFORE MINORITY INTEREST IN CEFUS AND DISCONTINUED OPERATIONS ........      29,281       18,949       12,371
MINORITY INTEREST IN CEFUS ..................................................        --         (1,627)        (603)
                                                                                ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS ...........................................      29,281       17,322       11,768
DISCONTINUED OPERATIONS
   Income from rental properties sold or held for sale ......................       1,389        1,399          787
   Gain on disposal of real estate ..........................................       9,264         --           --
                                                                                ---------    ---------    ---------
     Total income from discontinued operations ..............................      10,653        1,399          787
                                                                                ---------    ---------    ---------
NET INCOME ..................................................................   $  39,934    $  18,721    $  12,555
                                                                                =========    =========    =========
                                                                                                         (continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands, except per share amounts)

                                                                                 2002       2001         2000
                                                                             ----------  -----------   ---------
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE
   Income from continuing operations .....................................   $    0.90    $     0.77   $    0.82
   Income from discontinued operations ...................................         0.32         0.06        0.06
                                                                             ----------   ----------   ---------

     Total basic earnings per share ......................................   $    1.22    $     0.83   $    0.88
                                                                             ==========   ==========   =========

NUMBER OF SHARES USED IN COMPUTING
   BASIC EARNINGS PER SHARE ..............................................       32,662       22,414      14,285
                                                                             ==========   ==========   =========

DILUTED EARNINGS PER SHARE
   Income from continuing operations .....................................   $    0.88    $    0.77    $   0.82
   Income from discontinued operations ...................................        0.32         0.06        0.05
                                                                             ----------   ----------   ---------

     Total diluted earnings per share ....................................   $    1.20    $    0.83    $   0.87
                                                                             ==========   ==========   =========

NUMBER OF SHARES USED IN COMPUTING
   DILUTED EARNINGS PER SHARE ............................................       33,443       23,037      14,504
                                                                             ==========   ==========   =========
                                                                                                      (Concluded)

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands, except per share amounts)

                                                                            2002            2001            2000
                                                                          --------        --------        --------

NET INCOME .............................................................. $ 39,934        $ 18,721        $ 12,555
                                                                          --------        --------        --------

OTHER COMPREHENSIVE (LOSS) INCOME:
   Net unrealized holding (loss) gain on securities available for sale ..      (12)            310             208
   Reclassified adjustment for gains included in net income .............     --               (33)           --
                                                                          --------        --------        --------

   TOTAL ................................................................      (12)            277             208
                                                                          --------        --------        --------

COMPREHENSIVE INCOME .................................................... $ 39,922        $ 18,998        $ 12,763
                                                                          ========        ========        ========

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands, except per share amounts)

                                                                                Accumu-
                                                                                lated       Unamor-      Notes
                                                     Equity                     Other       tized        Receivable
                                       Addit-        Related to                 Compre-     Restricted   from the      Total
                                       ional         Step                       hensive     Stock        Issuance of   Stock-
                            Common     Paid-In       Acquisi-      Retained     (Loss)/     Compen-      Common        holders'
                            Stock      Capital       tion          Earnings     Inocme      sated        Stock         Equity
                            ------     ---------     ----------    ---------    --------    ---------    -----------   ---------
BALANCE,
 JANUARY 1, 2000............$  113     $  89,990     $       -     $   2,390    $   (519)   $       -     $    (545)   $  91,429

 Issuance of common stock...    15        15,530             -             -           -         (809)            -       14,736

 Equity related to step
  acquisition...............     -             -        82,123             -           -            -             -       82,123

 Stock issuance cost........     -          (152)            -             -           -            -             -         (152)

 Net income.................     -             -             -        12,555           -            -             -       12,555

 Dividends paid.............     -             -             -       (13,236)          -            -             -      (13,236)

 Net unrealized holding
  gain on securities
  available for sale........     -             -             -             -         208            -             -          208
                            ------    ----------     ---------     ---------    --------    ---------    ----------    ---------

BALANCE,
 DECEMBER 31, 2000             128       105,368        82,123         1,709        (311)        (809)         (545)     187,663

 Issuance of common stock:
  CEFUS transaction.........   105       120,540       (82,123)            -           -            -             -       38,522
  UIRT transaction..........    29        31,450             -             -           -            -             -       31,479
  Alony Hetz................    20        21,187             -             -           -            -             -       21,207
  Other issuances...........     6         6,550             -             -           -       (1,027)       (5,033)         496

 Stock issuance cost........     -        (1,476)            -             -           -            -             -       (1,476)

 Net income.................     -             -             -        18,721           -            -             -       18,721

 Dividends paid.............     -             -             -       (18,622)          -            -             -      (18,622)

 Net unrealized holding
  gain on securities
  available for sale........     -             -             -             -         277            -             -          277
                            ------     ---------     ---------     ---------    --------    ---------    ----------    ---------

BALANCE,
 DECEMBER 31, 2001             288       283,619             -         1,808         (34)      (1,836)       (5,578)     278,267

 Issuance of common stock...    57        73,359             -             -           -       (2,539)       (1,534)      69,343

 Stock issuance cost........     -        (1,528)            -             -           -            -             -       (1,528)

 Net income.................     -             -             -        39,934           -            -             -       39,934

 Dividends paid.............     -             -             -       (35,773)          -            -             -      (35,773)

 Net unrealized holding
  loss on securities
  available for sale........     -             -             -             -        (12)            -             -          (12)
                            ------     ---------     ---------     ---------    --------    ---------    ----------    ---------

BALANCE,
 DECEMBER 31, 2002..........$  345     $ 355,450     $       -     $  5,969     $    (46)   $  (4,375)   $   (7,112)   $ 350,231
                            ======     =========     =========     =========    ========    =========    ==========    =========

See accompanying notes to the consolidated financial statements.


EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands, except per share amounts)

                                                                                  2002             2001            2000
                                                                                ---------        --------        --------
OPERATING ACTIVITIES:
Net income .................................................................... $ 39,934        $ 18,721        $ 12,555
 Adjustments to reconcile net income to net cash provided by operating activities:
     Rental property depreciation and amortization ............................   13,684          11,488           6,517
     Amortization of deferred financing fees ..................................      884           1,128             258
     Depreciation and amortization included in discontinued operations ........      346             310             146
     Provision for losses on accounts receivable ..............................      524             322             261
     (Gain) loss on disposal of real estate ...................................   (9,264)            609              63
     Gain on securities available for sale ....................................      (14)           --              --
     (Gain) loss on debt extinguishment .......................................   (1,520)          1,546            --
     Equity in income of joint ventures .......................................     (549)           (494)             (5)
     Minority interest in earnings of consolidated subsidiary .................      101              99            --
     Minority interest in CEFUS ...............................................     --             1,627             603
     Deferred income tax (benefit) expense ....................................     --              (374)          1,071
Changes in assets and liabilities:
      Accounts and other receivables ..........................................   (2,618)          1,757           1,455
      Deposits ................................................................     (487)         (2,975)           (115)
      Other assets ............................................................     (730)          1,928             943
      Accounts payable and accrued expenses ...................................    4,127          (7,389)         (4,061)
      Tenants' security deposits ..............................................      252             206             202
      Other liabilities .......................................................      943            (295)            400
                                                                                --------        --------        --------

Net cash provided by operating activities .....................................   45,613          28,214          20,293
                                                                                --------        --------        --------

INVESTING ACTIVITIES:
   Additions to and purchase of rental property ...............................  (85,554)        (37,409)        (11,944)
   Proceeds from disposal of rental property ..................................   27,195          22,276            --
   Proceeds from sales of joint venture interest ..............................     --             6,630            --
   Increase in deferred leasing expenses ......................................   (1,660)           (378)           (514)
   Increase in cash held in escrow ............................................   (4,218)           (402)           --
   Distributions received from joint ventures .................................      871             287           2,057
   Proceeds from repayments of notes receivable ...............................    5,068           2,643            --
   Sale of securities available for sale ......................................      762            --                23
   Cash used in the purchase of UIRT ..........................................     --           (36,294)           --
   Cash acquired in acquisitions ..............................................     --              --             1,995
   Due to (from) affiliates ...................................................     --               212          (3,296)
                                                                                --------        --------        --------

      Net cash used in investing activities ...................................  (57,536)        (42,435)        (11,679)
                                                                                --------        --------        --------
FINANCING ACTIVITIES:
   Repayments of mortgage notes payable .......................................  (43,156)        (66,210)        (13,229)
   Borrowings under mortgage notes payable ....................................   31,947          64,884          26,366
   Decrease (increase) in restricted cash .....................................     --             4,273          (4,273)
   Net (repayments) borrowings under revolving credit facilities ..............   (4,409)          9,210         (15,232)
   Increase in deferred financing expenses ....................................   (1,058)           (540)           (190)
   Advances to affiliates .....................................................     --              --            (1,490)
   Proceeds from stock subscription and issuance of common stock ..............   67,982          21,366          14,736
   Stock issuance costs .......................................................   (1,471)         (1,476)           (152)
   Cash dividends paid to stockholders ........................................  (35,773)        (18,622)        (13,236)
   Distributions to minority interest .........................................     (101)           (105)              6
                                                                                --------        --------        --------

Net cash provided by (used in) financing activities ...........................   13,961          12,780          (6,694)
                                                                                --------        --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................    2,038          (1,441)          1,920

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..................................      906           2,347             427
                                                                                --------        --------        --------

CASH AND CASH EQUIVALENTS, END OF YEAR ........................................ $  2,944        $    906        $  2,347
                                                                                ========        ========        ========
                                                                                                              (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands, except per share amounts)

                                                                        2002           2001            2000
                                                                     ---------      ---------       ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest, net of amount capitalized................. $ 22,772       $ 20,457        $ 12,216
                                                                     =========      =========       =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
Unrealized (loss) gain on securities available for sale.............. $   (12)       $    277        $    208
                                                                     =========      =========       =========
Issuance of restricted stock......................................... $  3,900       $  1,525        $  1,208
                                                                     =========      =========       =========
Common stock issued for notes receivable............................. $  1,534       $  5,033
                                                                     =========      =========
Note receivable from sale of land.................................... $  3,900
                                                                     =========
Sale of joint venture interest in settlement of notes receivable.....                $  1,438
                                                                                    =========
Issuance of CEFUS common stock in settlement of
   affiliated debt...................................................                $  3,345
                                                                                    =========
Purchase of minority interest in CEFUS...............................                $ 40,893
                                                                                    =========
The Company acquired all the outstanding capital stock of UIRT for $67,773, including transaction costs:
     Fair value of assets acquired...................................                $147,640
     Liabilities assumed.............................................                 (79,867)
     Common stock issued.............................................                 (31,479)
                                                                                    ---------
     Cash paid for acquisition, including transaction costs..........                $ 36,294
                                                                                    =========

The Company acquired 68.07% of the outstanding capital stock of CEFUS:
     Fair value of assets acquired...................................                                $315,195
     Liabilities assumed.............................................                                (198,480)
     Minority interest...............................................                                 (34,592)
                                                                                                    ---------
     Equity related to step acquisition..............................                                $ 82,123
                                                                                                    =========
Acquisition of rental property.......................................                                $  7,250
Change in minority interest..........................................                                  (2,880)
                                                                                                    ---------
Assumption of mortgage note payable..................................                                $  4,370
                                                                                                    =========
                                                                                                   (Concluded)

See accompanying notes to the consolidated financial statements.

QUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(In thousands, except per share amounts)
----------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

     Equity One, Inc. operates as a self-managed real estate investment trust ("REIT") that principally acquires, renovates, develops and manages community and neighborhood shopping centers located predominately in high growth markets in the southern United States. These shopping centers are primarily anchored by supermarkets or other necessity-oriented retailers such as drugstores or discount retail stores.

     The consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those partnerships where the Company has financial and operating control. Equity One, Inc. and subsidiaries are hereinafter referred to as "the consolidated companies "or "the Company." The Company has a 50% investment in three joint ventures and a 50.1% interest in one joint venture for which it does not have financial or operating control and accordingly uses the equity method of accounting for these joint ventures. All significant intercompany transactions and balances have been eliminated in consolidation.

     As of December 31, 2002, the Company owned a total of 88 properties, encompassing 55 supermarket-anchored shopping centers, nine drug store-anchored shopping centers, 19 other retail-anchored shopping centers, one self-storage facility and four retail developments, as well as non-controlling interests in four joint ventures which own and operate commercial real estate properties.

     On September 20, 2001, the Company completed the acquisition of Centrefund Realty (U.S.) Corporation ("CEFUS") from First Capital Realty Inc. ("FCR"), formerly known as Centrefund Realty Corporation, for approximately $281,000 (including assumed debt). As provided for in the stock exchange agreement, the Company issued 10,500 shares of its common stock to subsidiaries of FCR and assumed approximately $149,021 of CEFUS's outstanding debt. The acquisition of CEFUS was partially accounted for on a "push-down" basis and partially in a manner similar to a pooling of interests, due to the acquisition by Gazit Globe (1982) Ltd., the Company's majority shareholder, of a 68.07% controlling interest in Centrefund Realty Corporation on August 18, 2000.

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

     The results for the year ended December 31, 2000 were restated to incorporate the results of CEFUS for the period from August 18, 2000 to December 31, 2000. The results for the year ended December 31, 2001 were adjusted to incorporate the results of CEFUS for the period January 1, 2001 to September 19, 2001. The restatement consolidates the operations of the Company and CEFUS between August 18, 2000 and September 19, 2001, subject to a 31.93% minority interest in CEFUS (the "CEFUS Accounting Treatment"). During the period from August 18, 2000 to September 19, 2001, CEFUS operated under the control of FCR as a subchapter C-corporation under the Internal Revenue Code (the "Code") and recorded current and deferred income taxes in connection with its operations. Effective September 20, 2001, the Company no longer recorded any provision for income taxes consistent with the acquisition of 100% of CEFUS, and the Company's intent to operate CEFUS as a qualified REIT subsidiary. In addition, with the September 20, 2001 acquisition of 100% of CEFUS, the Company has eliminated the Equity Related to Step Acquisition, the 31.93% Minority Interest and the deferred income tax assets, and has recorded in their place the issuance of 10,500 shares of the Company's common stock.

     On September 21, 2001, the Company completed the acquisition of United Investors Realty Trust ("UIRT"), a Texas-based REIT, for $147,640 (including assumed debt). As a result of the transaction with UIRT, the Company issued 2,896 shares of its common stock, paid $36,294 in cash consideration to former UIRT shareholders including transaction costs and assumed approximately $79,867 of UIRT's outstanding debt. The acquisition of UIRT was accounted for using the purchase method and the results of UIRT are included in the Company's consolidated financial statements from the date of its acquisition.

Rental Property

     Income producing property is stated at cost and includes all costs related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development. Costs incurred during the predevelopment stage are capitalized once management has identified a site, determined that the project is feasible and it is probable that the Company is able to proceed with the project. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of assets, are capitalized.

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

     Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

           Buildings                      30-40 years
           Building improvements          5-20 years
           Tenant improvements            Over the term of the related lease
           Equipment                      5-7 years

Land Held for Development

     Land held for development is stated at cost. Interest, real estate taxes and other costs directly related to the properties and projects under development are capitalized until the property is ready for its intended use. Similar costs related to properties not under development are expensed as incurred.

Long-Lived Assets

     Long-lived assets, such as property, land held for development, certain identifiable intangibles, and goodwill related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that it is probable that the sum of expected undiscounted cash flows of the related operations are less than historical net cost basis. These factors, along with plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. If the Company determines that the carrying amount is impaired, the long-lived assets are written down to their fair value with a corresponding charge to earnings. During the periods presented, no such impairment was incurred.


Cash and Cash Equivalents

     The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Cash Held in Escrow

     Escrowed cash consists of cash being held in anticipation of the execution of tax-free exchanges under Section 1031 of the Internal Revenue Code.

Investment Securities

     As of December 31, 2002 and 2001, all of the securities are classified as securities available for sale and are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity in accumulated other comprehensive income or loss until realized.

Deposits

     Deposits are composed of funds held by various institutions for future payments of property taxes, insurance and improvements, utility and other service deposits.

Deferred Expenses

     Deferred expenses consist of loan origination fees, other fees directly related to rental property financing with third parties and leasing costs. The loan costs are amortized over the term of the loan, which approximates the effective interest method. The leasing costs are being amortized using the straight-line method over the term of the leases.

Goodwill

     Goodwill has been recorded to reflect the excess of cost over the fair value of net assets acquired in various acquisitions. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142 on January 1, 2002 and no longer amortizes goodwill. The Company will perform annual impairment tests and has performed impairment tests of the goodwill and other intangible assets as of January 1, 2002 and November 30, 2002 and determined that the assets are not impaired. For the years ended December 31, 2001 and 2000, goodwill amortization was $69 and $50, respectively.

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

Rental Income

     Rental income comprises minimum rents, expense reimbursements and percentage rent payments. Rental income is recognized as earned. Expense reimbursements are recognized in the period that the applicable costs are incurred. The Company accounts for these leases as operating leases as the Company has retained substantially all risks and benefits of property ownership. Percentage rent is recognized when the tenant's reported sales have reached certain levels specified in the respective lease.

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

     During the period from August 18, 2000 to September 19, 2001, CEFUS, a wholly owned subsidiary of FCR, was taxed as a Corporation and accordingly recorded current and deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These taxes are reflected in the accompanying consolidated financial statements as current and deferred components of the income tax benefit/expense. In addition, certain corporate tax attributes will carry over to the Company as a result of this transaction (for example, net operating losses, alternative minimum tax credit carry- forwards, etc.). Net operating losses available to the Company are estimated to be approximately $11,973, but their utilization is limited subject to the provisions of the Code Sections 381 and 382.

     As a result of the acquisition of CEFUS, Code Section 1374 imposes a tax on the net built-in gain of C corporation (i.e. CEFUS) assets that become assets of a REIT (i.e. the Company) in a carryover-basis transaction. The estimated net built-in gain at the date of acquisition is approximately $29,974. In lieu of the tax imposed on the transferor C corporation (i.e. CEFUS), the Company can elect to be subject to a Ten-Year Rule, which defers and eliminates recognition of the built-in gain tax liability if the assets subject to the tax are not disposed of within ten years from the date of the acquisition. In addition to the Ten-Year Rule, the Company has the ability to utilize like-kind exchanges, carry-over C corporation tax attributes, and other tax planning strategies to mitigate the potential recognition of built-in gain tax.

Segment Information

     The Company operates in one reportable segment as an owner and operator of commercial rental properties. As of December 31, 2002, rental operations are provided to tenants through the Company's properties located primarily in Florida and Texas. Each of these properties provides management with monthly financial statements. All of the properties have been aggregated into one reporting segment due to their similar tenant and operating characteristics.

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

New Accounting Pronouncements

     In June 2001, Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards established accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002 and no longer amortizes goodwill. The Company has performed an impairment test of the goodwill and other intangible assets as of January 1, 2002 and November 30, 2002 and has determined that the assets are not impaired. For the years ended December 31, 2001 and 2000, goodwill amortization was $69 and $50, respectively.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes, but does not replace, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although earlier application is encouraged. The Company adopted SFAS No. 144 effective January 1, 2002 and has reflected the operations of property held for sale and disposed of properties as discontinued operations, along with any gain on dispositions.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds FASB Statement No. 44, Accounting for Intangible Assets or Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases. Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 as of July 2002 and has reflected gains (losses) from extinguishment of debt as part of ordinary income.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

     In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee's of Indebtedness of Other's (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies. It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). We have adopted the new disclosure requirements, which are effective beginning with 2002 calendar year-end financials. FIN 45's provisions for initial recognition and measurement are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirement of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure in both annual and interim financial statements about the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002 and, as it relates to Opinion No. 28, Interim Financial Reporting, the interim periods beginning after December 15, 2002, although earlier application is encouraged. The Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in measuring stock-based compensation. The Company has adopted the disclosure requirements of SFAS No. 148 in its financial statements for 2002.

     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, ("FIN 46") an interpretation of ABR 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. The consolidated provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial statements.

Fair Value of Financial Instruments

     The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. The Company has used the following market assumptions and/or estimation methods:

     Cash and Cash Equivalents and Accounts and Other Receivables - The carrying amounts reported in the balance sheets for these financial instruments approximate fair value because of their short maturities.

     Securities Available for Sale - Fair values are based on quoted market prices, dealer quotes, and independent pricing services.

     Notes Receivable - The fair value is estimated by using the current interest rates at which similar loans would be made. The carrying amounts reported in the balance sheets approximate fair value.

     Mortgage Loans Payable - The estimated fair value at December 31, 2002 and 2001 was $373,166 and $325,489, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans.

     Revolving Credit Facilities - The fair value is estimated by using the current rates at which similar loans would be made. The carrying amounts reported in the balance sheets approximate fair value.

Reclassifications

     Certain prior year amounts have been reclassified to conform with the 2002 financial presentation.

2. ACCOUNTS AND OTHER RECEIVABLES

     Composition in the consolidated balance sheets:
                                                                    December 31,
                                                       -----------------------
                                                          2002          2001
                                                       ----------    ---------
       Tenants........................................    $ 6,568      $ 5,211
       Other..........................................      1,104          810
       Allowance for doubtful accounts................       (619)        (759)
                                                       ----------    ---------

       Total accounts and other receivables...........    $ 7,053      $ 5,262
                                                       ==========    =========

3. NOTES RECEIVABLE

       Composition in the consolidated balance sheets:                                     December 31,
                                                                                     --------------------

                                                                                        2002        2001
                                                                                     --------    --------
       Mortgage notes  receivable,  bearing interest at 8% to 9% per annum,
         due from July 2003 to March 2006..........................................   $ 5,406     $ 6,471
       Loan  receivable  from a partner in a joint venture to fund  development activities,  bearing  interest at the  Company's  cost of funds up to 10%
          per annum, due upon refinancing or sale of the property..........             2,601       2,940
       Other.......................................................................      421          286
       Total notes receivable......................................................   $ 8,428     $ 9,697
                                                                                     ========    ========

4. INVESTMENTS IN JOINT VENTURES

     A summary of the Company's investments in joint ventures at December 31, 2002 and 2001 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                    December 31,     December 31,
         Entity                Location              Ownership          2002             2001
---------------------    ------------------------   -----------    -------------    -------------
PG Partners               Palm Beach Gardens, FL      50.0%           $ 2,823          $ 2,937
Parcel F, LLC             Palm Beach Gardens, FL      50.0%               228              228
Oaksquare JV              Gainesville, FL             50.0%             1,243            1,452
                                                                   -------------    -------------
  Investments in joint ventures                                       $ 7,420           $7,742
                                                                   =============    =============

     A summary of unaudited financial information for all four joint ventures being reported on the equity method of accounting is as follows:

                                                        As of                As of
          Condensed Balance Sheet                  December 31, 2002   December 31, 2001
          --------------------------------------  ------------------  -------------------
          Assets:
              Rental properties, net............         $   47,309           $   47,771
              Cash and cash equivalents.........                690                  368
              Other assets......................              1,170                  888
                                                   ----------------     ----------------
              Total assets......................         $   49,169           $   49,027
                                                   ================     ================
          Liabilities and Ventures' Equity:
              Mortgage notes....................         $   44,625           $   43,816
              Other liabilities.................                651                1,018
              Ventures' equity..................              3,893                4,193
                                                   ----------------     ----------------
              Total ............................         $   49,169           $   49,027
                                                   ================     ================


          The Company's investments in joint ventures, as reported on its consolidated balance sheets, differ from its proportionate share of the joint ventures' underlying net assets due to basis differentials. This basis differential of approximately $5,000 as of December 31, 2002 and 2001 is being depreciated over the useful lives of the related assets.

          As of December 31, 2002, the Company has guaranteed a mortgage note payable of $15,000 for one of its joint ventures.

                                                                              Year Ended
                                                                           December 31, 2002
                                                                   ------------------------------------
           Condensed Statements of Operations                        2002           2001         2000
           ----------------------------------                      ----------   ----------   ----------
           Revenues:
               Rental revenues................................     $   7,176    $   6,376    $     943
               Other revenues.................................            12          125           18
                                                                   ----------   ----------   ----------
                 Total revenues...............................         7,188        6,501          961
                                                                   ----------   ----------   ----------
           Expenses:
               Operating expenses.............................         1,742        1,399          241
               Interest expense...............................         2,932        3,285          567
               Depreciation...................................         1,291          579          100
               Other expense..................................           125          250           43
                                                                   ----------   ----------   -----------
                 Total expense................................         6,090        5,513          951
                                                                   ----------   ----------   -----------
           Net income.....................................         $   1,098    $     988    $      10
                                                                   ==========   ==========   ===========
           The Company's equity in income of joint ventures...     $     549    $     494    $       5
                                                                   ==========   ==========   ===========

     Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

5. NOTES PAYABLE

      Composition in the consolidated balance sheets:
                                                                                       December 31,
                                                                             ----------------------------
                                                                                  2002           2001
                                                                             -------------  -------------
      Fixed rate mortgage loans
      Various mortgage notes payable secured by rental properties, bearing interest at 5.07% to 9.25% per annum, maturing from
         February 2005 through November 2018..............................      $ 307,508      $ 296,887
      Variable rate mortgage loans
      Mortgage note payable secured by rental properties, bearing interest of LIBOR plus 1.50% (the interest rate at December 31,
         2002 was 3.32%), maturing February 2004..........................         24,635         48,160
                                                                             -------------  -------------
      Total mortgage notes payable........................................        332,143        345,047
                                                                             -------------  -------------
      Revolving credit facilities
      Line of credit of $10,403, with a bank, bearing interest at LIBOR plus
         2.25% maturing May 2003. The credit agreement is secured by
         various rental properties........................................             -           1,409
      Line of credit of $30,000 with a bank, bearing interest at LIBOR plus 1.25%, maturing March 2003.  The credit agreement is
         secured by various rental properties.............................             -          26,000
       Line of credit of $41,300 with a bank, bearing interest at LIBOR plus 1.25%, maturing February 2005.  The credit agreement is
         secured by various rental properties.............................         23,000             -
                                                                             -------------  -------------
      Total revolving credit facilities...................................         23,000         27,409
                                                                             -------------  -------------
      Total notes payable.................................................      $ 355,143      $ 372,456
                                                                             =============  =============

     Principal maturities (including scheduled amortization payments) of the notes payable as of December 31, 2002 are as follows:

                    Year ending
                    December 31,                Amount
             ----------------------------   ------------
             2003.....................         $   6,288
             2004.....................            31,397
             2005.....................            49,720
             2006.....................            33,448
             2007.....................             9,719
             Thereafter...............           224,571
                                            ------------
             Total....................         $ 355,143
                                            ============

     Certain of the mortgages on the Company's properties involving an aggregate principal amount of approximately $50,000 contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. The Company is in the process of obtaining the necessary consents from the lenders. Based on discussions with various lenders to date, current credit market conditions and other factors, the Company believes that such consents will be obtained or that the mortgages would not be accelerated. Accordingly, the Company believes that the ultimate outcome of this matter will not have a material impact on the Company's results of operation or financial conditions, cash flows.

     The Company intends to monitor and manage interest rate costs on its variable rate debt. The Company may, from time to time, enter into interest rate hedge agreements to manage interest costs and risk associated with changing interest rates. There were no rate hedge agreements outstanding as of December 31, 2002 and 2001.

     Interest costs incurred were $25,955, $24,345 and $14,988 in the years ended December 31, 2002, 2001 and 2000, respectively, of which $2,375, $2,102 and $2,181 were capitalized in the years ended December 31, 2002, 2001 and 2000, respectively.

6. DEBT EXTINGUISHMENT

     The Company settled an outstanding mortgage note payable at less than face value during 2002 and recognized a gain of $1,520 on an early extinguishment of debt. During 2001, the Company prepaid a mortgage and incurred a loss of $1,546 on an early extinguishment of debt. The Company has adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and is reporting gains and losses on extinguishment of debt as part of ordinary income as they no longer meet the criteria for extraordinary gain (loss) accounting treatment.

7. DISPOSITIONS

     The Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, and has included the operations of properties sold and held for sale, as well as the gain on sale of sold properties identified for sale on or after January 1, 2002, as discontinued operations for all periods presented. The Company expects to reclassify historical operating results whenever necessary in order to comply with the requirements of SFAS No. 144.

     The following table reflects properties being reported in discontinued operations for the years ended December 31, 2002, 2001 and 2000:

                                                                 Square Feet/       Gross Sales
             Property             Location         Date Sold      Acres (ac)            Price
     ----------------------  ------------------  -------------   -------------      ------------
     Equity One Office        Miami Beach, FL      February          28,780            $ 6,050
     Olive land               Miami, FL            February          6.79ac              1,900
     Benbrook                 Fort Worth, TX       February         247,422              2,590
     Montclair apartments     Miami Beach, FL      June               9,375              2,450
     Shoppes of Westburry     Miami, FL            July              33,706              5,220
     Forest Edge              Orlando, FL          July              68,631              3,475
     Northwest Crossing       Dallas, TX           September         33,366              2,350
     McMinn Plaza             Athens, TN           November         107,200              6,200
     Woodforest               Houston, TX          December          12,741              1,850
                                                                                    ------------
                                                                                       $32,085
                                                                                    ============

     During January 2003, Lowe's home improvement centers indicated its binding intent to exercise its option to purchase its ground lease in April 2003 at the Pompano Beach, Florida location. This property has a gross leaseable area of 81,000 square feet and a net book value of $2,903.

     As of December 31, 2001, a retail property and an office building were classified as property held for sale and were subsequently sold in 2002. These properties have an aggregate gross leasable area of 276 square feet and an aggregate net book value of $3,549.

8. ACQUISITIONS

     The following table reflects properties acquired since January 1, 2002:

                                                                     SquareFeet/
       Property                   Location          Date Purchased   Acres (ac)   Purchase Price
     -------------            -------------------   --------------   ----------   --------------
     Eckerd                   Melbourne, FL            February        10,908        $  2,479
     Eckerd                   Leesburg, FL             February        12,739           3,677
     Coral Way S.E.           Miami, FL                February         8.9ac           2,000
     Olive land               Miami, FL                February        6.79ac           1,000
     Homestead retail land    Homestead, FL            May             12.1ac           1,800
     Blanco Village           San Antonio, TX          May            108,325          18,800
     Meadows                  Miami, FL                May             75,524           8,925
     Salerno Village          Stuart, FL               May             58,804           2,600
     Eastwood                 Orlando, FL              June            69,037           8,630
     Shoppes of Ibis          West Palm Beach, FL      July            79,420           9,250
     Forestwood               Houston, TX              December        88,760          10,355
                                                                                  ------------
                                                                                     $ 69,516
                                                                                  ============

9. Stockholders' Equity and earnings per share

     The following table reflects the change in number of shares of common stock outstanding for the year ended December 31, 2002:

                                                              Common      Options
                                                               Stock     Exercised       Total
                                                            ---------    ----------   ---------
          Board of Directors/Corporate Secretary.........          13 *          5          18
          Officers.......................................         253 *        161         414
          Employees......................................           7 *          8          15
          Security offerings.............................       4,138            -       4,138
          Dividend Reinvestment and Stock Purchase Plan..       1,174            -       1,174
                                                            ---------    ---------    ---------
                 Total...................................       5,585          174       5,759
                                                            =========    =========    =========

          * Reflects shares of "restricted stock" which are subject to forfeiture and vest over a period of two to five years.

     On March 27, 2002, the Company completed a public offering of 3,450 shares of our common stock at a per share price of $13.25.

     On January 18, 2002, the Company sold 688 unregistered shares of our common stock to a limited number of accredited investors. In connection with this private placement, the Company sold an aggregate of 344 shares of common stock at a price of $12.80 per share to unaffiliated investors and 344 shares of our common stock at a price of $13.05 per share to investors that are affiliates, resulting in aggregate net proceeds of approximately $8,900.


     The following table reports dividends paid for the twelve months ended
     December 31, 2002 and 2001: 2002 2001
   ---------------------   ----------   ---------     ------------------   ----------
   Date                    Per Share      Amount        Date               Per Share      Amount
   ---------------------   ----------   ---------     ------------------   ----------   ---------
   March 28.............     $ 0.27      $ 8,015      March 30..........     $ 0.26        $ 3,342
   June 28..............     $ 0.27        9,124      June 29...........     $ 0.26          3,359
   September 30.........     $ 0.27        9,298      September 28......     $ 0.27          4,151
   December 31..........     $ 0.27        9,336      December 31.......     $ 0.27          7,770
                                        ---------                                         ---------
      Total                              $35,773         Total                             $18,622
                                        =========                                         =========

       The following is a reconciliation of the amounts of net income and shares of common stock used in calculating basic and diluted per-share income ("EPS") for the years ended December 31, 2002, 2001 and 2000:

                                                               For the Year Ended December 31, 2002
                                                        -------------------------------------------------
                                                            Income             Shares           Per Share
                                                           (Numerator)       (Denominator)         Amount
                                                        ---------------   ----------------    ------------
Net Income                                                 $ 39,934
                                                        ===========
Basic EPS
Income attributable to common stockholders ..........      $ 39,934              32,662          $   1.22
                                                        -----------          ----------        ==========
Effect of Dilutive Securities
Walden Woods Village, Ltd. ..........................           101                  94
Unvested restricted stock ...........................           --                  298
Converted partnership units .........................           259                 262
Stock options .......................................           --                  127
                                                        -----------          ----------
                                                                360                 781
                                                        -----------          ----------
Diluted EPS
Income attributable to common stockholders
   assuming conversions .............................      $ 40,294              33,443          $   1.20
                                                        ===========         ===========        ==========




                                                            For the Year Ended December 31, 2001
                                                        -------------------------------------------------
                                                            Income             Shares           Per Share
                                                           (Numerator)       (Denominator)         Amount
                                                        ---------------   ----------------    ------------
                                                           $ 18,721
Net Income                                              ===========
Basic EPS
Income attributable to common stockholders.....            $ 18,721              22,414          $   0.83
                                                        -----------          ----------        ==========
Effect of Dilutive Securities
Walden Woods Village, Ltd......................                  99                  94
Unvested restricted stock......................                   -                 192
Converted partnership units....................                 259                 262
Stock options..................................                   -                  75
                                                        -----------          ----------
                                                                358                 623
                                                        -----------          ----------
Diluted EPS
Income attributable to common stockholders                 $ 19,079
   assuming conversions..............................                            23,037          $   0.83
                                                        ===========         ===========        ==========

     Options to purchase 30 shares of common stock at $12.38 per share were outstanding at December 31, 2001 but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

                                                            For the Year Ended December 31, 2000
                                                       -------------------------------------------------
                                                            Income             Shares           Per Share
                                                           (Numerator)       (Denominator)         Amount
                                                        ---------------   ----------------    ------------
                                                            $12,555
Net Income                                              ===========

Basic EPS
Income attributable to common stockholders.....            $ 12,555              14,285          $   0.88
                                                        -----------          ----------        ==========

Effect of Dilutive Securities
Walden Woods Village, Ltd......................                   -                  94
Unvested restricted stock......................                   -                 122
Converted partnership units....................                  20                   3
                                                        -----------          ----------
                                                                 20                 219
                                                        -----------          ----------
Diluted EPS
Income attributable to common stockholders                 $ 12,575
    assuming conversions.............................                            14,504          $   0.87
                                                        -----------          ----------        ==========

     Options to purchase 953 shares of common stock from $9.90 to $12.38 per share were outstanding at December 31, 2000 but were not included in the computation of diluted EPS because the option prices were greater than the average market price of common shares.

     For the years ended December 31, 2001 and 2000, basic and diluted earnings per share have been adjusted so that the weighted average number of shares used in those calculations include the effect of the assumed issuance on August 18, 2000 of 68.07% of the 10,500 shares which were issued in connection with the CEFUS acquisition on September 20, 2001. This adjustment is in accordance with the CEFUS Accounting Treatment described in Note 1.

10. BENEFIT PLANS

    Stock-Based Compensation

     On October 23, 1996, the Company adopted the Equity One, Inc. 1995 Stock Option Plan (the "Plan"), which was amended December 10, 1998. The purpose of the Plan is to further the growth of the Company by offering incentives to directors, officers and other key employees of the Company, and to increase the interest of these employees in the Company through additional ownership of its common stock. The effective date of the Plan was January 1, 1996. The maximum number of shares of common stock as to which options may be granted under this Plan is 1,000 shares, which is reduced each year by the required or discretionary grant of options. The term of each option is determined by the Compensation Committee of the Company (the "Committee"), but in no event can longer than ten years from the date of the grant. The vesting of the options is determined by the Committee, in its sole and absolute discretion, at the date of grant of the option.

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

     During the term of the 2000 Plan, as amended by the shareholders on May 24, 2002, the total number of shares of Common Stock that may be issuable under the 2000 Plan is 2,500 shares, plus (i) the number of shares with respect to which options previously granted under the 1995 Stock Option Plan terminate without being exercised, and (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements.

     The Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in measuring stock-based compensation, including options. Accordingly, no compensation expense has been recognized for options granted under either of the Plans as no grants were made at less than market value. Had compensation expense been determined based upon the fair value at the grant date for awards under the Plan consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share on a pro forma basis would have been:

                                                                         Year Ended December 31,
                                                            --------------------------------------------------
                                                                 2002              2001              2000
                                                            ---------------    --------------    -------------
         Net income                    As reported........     $39,934           $18,721          $12,555
                                       Pro forma..........      39,191            18,483           11,820

         Basic earnings per share      As reported........     $  1.22           $  0.83          $  0.88
                                       Pro forma..........        1.20              0.82             0.83

         Diluted earnings per          As reported........     $  1.20           $  0.83          $  0.87
           share                       Pro forma..........        1.18              0.82             0.82


     The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2002, 2001 and 2000:

                                              2002         2001            2000
                                           ---------    -----------   -------------
         Dividend Yield..................     7.9%         7.5%           10.6%
         Risk-free interest rate.........     4.3%      4.3% - 5.1%     5.3% - 6.0%
         Expected option life (years)....      10           7               7
         Expected volatility.............     24%          25%             17%


     In accordance with SFAS No. 123, the following is a summary of the Company's stock option activity for the years ended December 31, 2002, 2001 and 2000:

                                     2002                       2001                           2000
                            ----------------------     ----------------------    ----------------------
                                         Weighted                   Weighted                   Weighted
                                          Average                    Average                    Average
                              Stock      Exercise        tock       Exercise       Stock       Exercise
                             Options       Price        Options      Price        Options       Price
                            ---------    ---------     ---------    ---------    ---------     --------
      Outstanding at the          625     $ 10.12            953     $ 10.08           737      $ 10.45
        beginning of year
     Granted.............         509       13.25            175       10.00           332        9.95
     Forfeited...........           -           -              -           -          (116)      12.05
     Exercised...........        (174)      10.15            503       10.00             -           -
                            ---------    ---------     ---------    ---------    ---------     --------
     Outstanding at the           960     $ 11.78            625                  $  10.12         953         $10.08
       end of year.......
                            =========    =========     =========    =========    =========     ========
     Exercisable,                 541     $ 11.78            325                  $  10.23         716         $10.08
       end of year.......
                            =========    =========     =========    =========    =========     ========
     Weighted average
       fair value of
       options granted
       during the year...                 $  1.69                    $  2.39                    $ 0.92
                                         =========                  =========                  ========

     The following table summarizes information about outstanding stock options as of December 31, 2002:

                                   Options Outstanding                             Options Exercisable
           -------------------------------------------------------------------   ---------------------
                                                                Weighted Average
                                                                       Remaining
                                               Number          Contractual Life           Number
                Exercise Price              Outstanding           (in years)           Exercisable
          ----------------------------    -----------------    ------------------    -----------------
                       $  9.90                      88                  6.7                    44
                        $10.00                     298                  6.7                   167
                        $10.44                      50                  6.7                    37
                        $12.38                      15                  4.0                    15
                        $13.25                     506                  9.6                   278
                        $13.44                       3                  9.6                     -
                                          -----------------                          -----------------
                                                   960                                        541
                                          =================                          =================


     Restricted Stock Grants

     The Company grants restricted stock to its officers, directors, and other employees. Vesting periods for the restricted stock are determined by the Company's Compensation Committee. As of December 31, 2002, the Company had 330 shares of non-vested restricted stock grants outstanding. The vesting of the 330 shares is as follows:

           Year Ending December 31,               Number of Shares
         -------------------------------      ------------------------
              2003....................                   135
              2004....................                    75
              2005....................                    43
              2006....................                    39
              2007....................                    38
                                              ------------------------
                 Total                                   330
                                              ========================

     401(k) Plan

     The Company has a 401(k) defined contribution plan (the "401(k) Plan") covering substantially all of the officers and employees of the Company which permits participants to defer up to a maximum of 15% of their compensation. The Company matches 50% of the employees' contribution up to a maximum of 3% of an employees' annual compensation. Employees' contributions vest immediately and the Company's matching contributions vest pro rata over three years. The Company's contributions to the 401(k) Plan for the year ended December 31, 2002, 2001 and 2000 (inception) were $67, $49 and $10, respectively. The 401(k) Plan invests the Company's matching contributions by purchasing publicly traded shares of the Company's common stock.

11. FUTURE MINIMUM RENTAL INCOME, COMMITMENTS AND CONTINGENT LIABILITIES

       Future minimum rental income under noncancelable operating leases approximates the following as of December 31, 2002:

                    Year ending
                    December 31,               Amount
             ------------------------       ------------
             2003...................             $74,315
             2004...................              64,942
             2005...................              53,621
             2006...................              43,740
             2007...................              35,047
             Thereafter.............             171,310
                                             ------------
             Total..................           $ 442,975
                                             ============

     As of December 31, 2002 and 2001, the Company has pledged letters of credit for $1,128 and $2,000, respectively, as additional security for financing.

     The Company has guaranteed a mortgage note payable for one of its joint ventures of approximately $15,000.

     The Company is subject to litigation in the normal course of business, none of which as of December 31, 2002 in the opinion of management will have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

12. RELATED PARTY TRANSACTIONS

     As of December 31, 2002 and 2001, the Company had outstanding loans to various executives in connection with their exercises of options to purchase shares of the Company's common stock. The notes bear interest at rates ranging from 5% to 6.35%. Interest is payable quarterly and the entire principal is due between 2006 and 2009. Investment income earned on the loans was $337 and $97 for the years ended December 31, 2002 and 2001, respectively.

     On January 18, 2002, the Company sold 688 unregistered shares of common stock to a limited number of accredited investors. In connection with this private placement, the Company sold an aggregate of 344 shares of common stock at a price of $12.80 per share to unaffiliated investors and 344 shares of common stock at a price of $13.05 per share to investors that are affiliates, resulting in aggregate net proceeds of approximately $8,900.

13. SUBSEQUENT EVENTS

     On February 12, 2003, the Company completed a statutory merger with IRT Property Company ("IRT"). In connection with the merger, the Company acquired 92 properties that comprise an aggregate of approximately 10,000 square feet of gross leasable area. The aggregate purchase price for the acquisition was approximately $762,000 (including transaction costs and assumed debt), consisting of approximately $181,200 in cash, issuance of approximately 17,500 shares of the Company's common stock valued at approximately $231,700 and assumption of approximately $337,300 of outstanding debt and other liabilities.

     The cash portion of the purchase price was partially financed by proceeds of $93,200 from a private placement offering of 6,911 shares of the Company's common stock at a price of $13.50 per share. The balance of the cash consideration was funded from a new revolving credit facility.

     On February 7, 2003, the Company entered into a $340,000 unsecured revolving credit facility. The facility has an initial term of three years with a one-year extension option, and bears interest of LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company's senior unsecured long-term indebtedness. The Company used available funds under this credit facility to pay part of the cash consideration to be paid to the IRT shareholders, to pay transaction expenses and to repay certain outstanding indebtedness.

     After the merger, the Company's combined portfolio of neighborhood shopping centers anchored by national and regional supermarket chains and other necessity-oriented retailers such as drug stores or discount stores are located in twelve states in the southern United States. After giving effect to the merger, as of December 31, 2002, the Company's portfolio would have comprised 180 properties totaling approximately 18,400 square feet, and include 121 supermarket-anchored shopping centers, eleven drugstore-anchored shopping centers, 40 other retail-anchored shopping centers, one self storage facility, one industrial and six retail developments, as well as non-controlling interests in four unconsolidated joint ventures.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from IRT. The Company is in the process of valuing certain assets and liabilities; thus, the allocation of the purchase price is subject to refinement.

                                                                           As of
                                December 31, 2002
                                                           ----------------

     Rental property ...................................      $ 713,871
     Cash and cash equivalents .........................         11,394
     Accounts receivable ...............................          4,703
     Deposits ..........................................          1,009
     Other assets ......................................            107
     Costs over fair value of net assets acquired ......         31,412
                                                               --------
            Total assets acquired ......................        762,496
                                                               --------
     Notes payable .....................................        314,091
     Other liabilities .................................         23,241
                                                               --------
            Total liabilities assumed ..................        337,332
                                                               --------
            Net assets acquired ........................       $425,164
                                                               ========


     Following the execution of the merger agreement with IRT in October 2002, three IRT shareholders filed three separate purported class action and derivative suits in the Superior Court of Cobb County, State of Georgia, against IRT, IRT's board of directors and the Company alleging claims of breach of fiduciary duty by the defendant directors, unjust enrichment and irreparable harm. The complaints sought declaratory relief, an order enjoining consummation of the merger, and unspecified damages. Although the Georgia court did not grant the plaintiffs the equitable relief requested and permitted the completion of the merger, two of these lawsuits, Greaves
     v. IRT Property Company, et. al. and Phillips v. IRT Property Company, et. al., are still pending and second amended complaints have been filed in each case and the other was voluntarily dismissed. Although management believes that these suits are without merit and intends to continue to defend them vigorously, there can be no assurance that the pending litigation will be resolved in the Company's favor.


14. QUARTERLY FINANCIAL DATA (unaudited)


                                                        First        Second        Third         Fourth
                                                     Quarter(1)    Quarter(1)    Quarter(1)    Quarter(1)   Total(2)
                                                     ----------    ----------    ----------    ----------   --------
        2002:
        Total revenues...........................    $ 25,249      $ 24,205      $ 25,832      $ 27,723     $103,009
          Income from continuing operations......       7,134         6,366         9,647         6,134       29,281
          Net income.............................    $ 13,267      $  8,438      $ 10,926      $  7,303     $ 39,934

        Basic per share data

            Income from continuing operations....    $   0.24      $   0.19      $   0.28      $   0.18     $   0.90

            Net Income...........................    $   0.45      $   0.25      $   0.32          0.21         1.22
         Diluted per share data

           Income from continuing operations.....    $   0.24      $   0.19      $   0.28          0.18     $   0.88

           Net income............................    $   0.44      $   0.25      $   0.32      $   0.21     $   1.20

        2001:
        Total revenues...........................    $ 18,672      $ 18,085      $ 19,407      $ 23,713     $ 79,877
          Income from continuing operations......       3,686         3,440         5,548         4,648       17,322
          Net income.............................    $  4,024      $  3,775      $  5,826      $  5,096     $ 18,721

        Basic per share data
           Income from continuing operations.....    $   0.19      $   0.17      $   0.26      $   0.16     $   0.77
           Net income............................    $   0.20      $   0.19      $   0.27      $   0.18     $   0.83
        Diluted per share data
           Income from continuing operations.....    $   0.18      $   0.17      $   0.25      $   0.16     $   0.77
           Net income............................    $   0.20      $   0.19      $   0.27      $   0.17     $   0.83

         ------------------

(1) Restated to reflect the reporting of discontinued operations. (2) The sum of quarterly earnings per share amounts may differ from annual earnings per share.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Equity One, Inc.

We have audited the consolidated financial statements of Equity One, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 17, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
February 17, 2003

                                  SCHEDULE III

                                Equity One, Inc.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                   12/31/2002

                                 (in thousands)

                                                            INITIAL COST TO COMPANY
                                                            -----------------------
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                   ENCUM-               BUILDING &      ACQUISITION OR
             PROPERTY               LOCATION       BRANCES    LAND     IMPROVEMENTS      IMPROVEMENTS
             --------               --------      ---------   ----     -------------    --------------

INCOME PRODUCING PROPERTIES
NORTH FLORIDA
Atlantic Village Shopping Center   Atlantic Beach    $4,449     $1,190     $4,760                 $948
Oak Hill Village Shopping Center   Jacksonville       2,016        690      2,760                   56
Fort Caroline Trading Post         Jacksonville           -        738      2,432                  548
Commonwealth Shopping Center       Jacksonville       2,864        730      2,920                1,439
Beauclerc Village Shopping Center  Jacksonville           -        560      2,242                  693
Mandarin Mini-storage              Jacksonville           -        362      1,448                   24
Monument Point Shopping Center     Jacksonville           -      1,336      2,330                   99
Forest Village Shopping Center     Tallahassee        4,533        725          -                7,970
Losco Shopping Center              Jacksonville           -        250          -                  718
Mandarin Landing Shopping Center   Jacksonville           -      4,443      4,747                1,222

CENTRAL FLORIDA

Walden Woods Shopping Center       Plant City         2,492        950      2,850                   94
Eustis Square Shopping Center        Eustis               -      1,450      5,799                   94
Eckerds Leesburg                    Leesburg              -        682      3,013                    2
Lake Mary Shopping Center           Lake Mary        24,763      5,578     13,878                6,065
Park Promenade Shopping Center       Orlando          6,360      2,810      6,444                  437
Kirkman Shoppes                      Orlando          9,596      3,237      9,714                   33
Eastwood                             Orlando          6,366      1,680      6,976                   55

FLORIDA WEST COAST

East Bay Plaza Shopping Center        Largo               -        314      1,296                  597
Summerlin Square Shopping Center   Fort Myers         4,156      1,043      7,989                1,257
Mariners Crossing Shopping Center  Spring Hill        3,425      1,511      4,447                    9
Ross Plaza                            Tampa           6,693      2,115      6,346                   25
Marco Town Center                  Marco Island       8,875      3,872     11,966                  531
Shoppes of North Port              North Port         4,201      1,452      5,807                   25
Lake St. Charles                      Tampa           3,911      1,256      3,768                   12
Skipper Palms                         Tampa           3,585      1,302      3,940                   13




  GROSS AMOUNTS AT WHICH
CARRIED AT CLOSE OF PERIOD
--------------------------

                                     ACCUMULATED                        DEPRECIABLE
   LAND     IMPROVEMENTS     TOTAL   DEPRECIATION      DATEA ACQUIRED       LIFE
   ----     ------------     -----   -------------    ---------------   -----------


 $1,190           $5,708    $6,898       $1,280        June 30, 1995       40
    690            2,816     3,506          510       December 7, 1995     40
    738            2,980     3,718          652      January 24, 1994      40
    730            4,359     5,089          977      February 28, 1994     40
    651            2,844     3,495          353        May 15, 1998        40
    362            1,472     1,834          321        May 10, 1994        40
  1,336            2,429     3,765          375      January 31, 1997      40
  3,222            5,473     8,695          308      January 28, 1999      40
    253              715       968           40        May 17, 1999        40
  4,443            5,969    10,412          587      December 10, 1999     40



    950            2,944     3,894          297        January 1, 1999     40
  1,463            5,880     7,343        1,825       October 22, 1993     40
    684            3,013     3,697           60       February 26,2002     40
  7,092           18,429    25,521        2,732       November 9, 1995     40
  2,810            6,881     9,691          748       January 31, 1999     40
  3,237            9,747    12,984          689        August 15, 2000     33
  1,688            7,023     8,711           89         June 28, 2002      40



    325            1,882     2,207          833         July 27, 1993      30
  2,187            8,102    10,289          953         June 10, 1998      40
  1,511            4,456     5,967          257      September 12, 2000    40
  2,115            6,371     8,486          450        August 15, 2000     33
  3,872           12,497    16,369          758        August 15, 2000     37
  1,452            5,832     7,284          302       December 5, 2000     40
  1,268            3,768     5,036          121        August 15, 2000     40
  1,314            3,941     5,255          132      September 21, 2001    40

                                                                      (continue)

SOUTH FLORIDA

                                                            INITIAL COST TO COMPANY
                                                            -----------------------
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                   ENCUM-               BUILDING &      ACQUISITION OR
             PROPERTY               LOCATION       BRANCES    LAND     IMPROVEMENTS      IMPROVEMENTS
             --------               --------      ---------   ----     -------------    --------------

Bird Ludlum Shopping Center           Miami          10,857      4,080     16,318                  485
Bluff Square                         Jupiter         10,162      3,232      9,917                  184
Boca Village                       Boca Raton         8,382      3,385     10,174                   57
Boynton Plaza                     Boynton Beach       7,561      2,943      9,100                   28
Cashmere Corners                 Port St. Lucie       5,343      1,436      5,530                  135
Eckerds Melbourne                   Melbourne             -        686      1,807                    2
Epsilon                           West Palm Beach         -        123        493                  947
Shoppes of Ibis                   West Palm Beach     6,031      3,001      6,299                   26
Jonathan's Landing                   Jupiter          2,932      1,146      3,442                    -
Lantana Village Shopping Center      Lantana          3,816      1,350      7,978                  144
Meadows                               Miami           6,690      2,303      6,670                   36
Oakbrook                        Palm Beach Gardens        -      4,915      8,718                    -
Pompano (Equity One)               Pompano Beach          -        900      2,005                  113
Plaza Del Rey Shopping Center         Miami           2,202        740      2,961                  163
Point Royale Shopping Center          Miami           4,763      3,720      5,005                1,208
West Lakes Plaza Shopping Center      Miami           4,979      2,141      5,789                  402
Shops at Skylake                   N. Miami Beach    14,964      7,630          -               20,730
El Novillo                            Miami               -        250      1,000                  151
Ridge Plaza Shopping Center           Davie               -      3,905      7,450                  513
Pine Island Shopping Center           Davie          25,274      8,557     12,860                   93
Salerno Village                   West Palm Beach         -      1,000        811                   15
Sawgrass Promenade                Deerfield Beach     8,382      3,280      9,851                  165
Prosperity Centre               Palm Beach Garden     6,730      4,597     13,838                    2
University Mall                    Ft. Lauderdale    12,680      8,462      4,405                  855
Ryanwood                           Vero Beach             -      2,281      6,880                    6
Equity One                                                                                       2,596

TEXAS

Albertson's Bissonnet                Houston              -        445      1,335                    5
Albertson's Spring Shadows           Houston              -      1,206      3,619                   12
Benchmark Crossing                   Houston          3,393      1,459      4,377                   14
Colony Plaza                         Houston          3,053        970      2,909                    9
Forestwood                           Houston          7,425      2,659      7,678                    -
Hedwig                               Houston              -      1,875      5,625                   18
Highland Square                      Houston          4,135      1,923      5,768                   20
Market at First Colony               Houston              -      3,292      9,906                  115
Mason Park                           Houston              -      2,524      7,578                   71
Copperfield                          Houston              -        780      2,468                   11
Grogan's Mill                        Houston          7,995      3,117      9,373                   13
Mission Bend                         Houston          6,370      2,514      7,854                  142
Steeplechase                         Houston          6,305      2,666      8,021                  111
Beechcrest                           Houston          3,965      1,408      4,291                    -
Barker Cypress                       Houston              -      1,676      5,029                  244


  GROSS AMOUNTS AT WHICH
CARRIED AT CLOSE OF PERIOD
--------------------------
                                     ACCUMULATED                       DEPRECIABLE
   LAND     IMPROVEMENTS     TOTAL   DEPRECIATION    DATEA ACQUIRED        LIFE
   ----     ------------     -----   -------------    ---------------   -----------

  4,088           16,795    20,883        3,553        August 11, 1994     40
  3,232           10,101    13,333          723        August 15, 2000     33
  3,385           10,231    13,616          640        August 15, 2000     37
  2,943            9,128    12,071          643        August 15, 2000     33
  1,435            5,666     7,101          230        August 15, 2000     40
    688            1,807     2,495           38       February 20, 2002    40
    123            1,440     1,563          254       February 15, 1995    40
  3,002            6,324     9,326           80         July 10, 2002      40
  1,146            3,442     4,588          216        August 15, 2000     37
  1,350            8,122     9,472          948        January 6, 1998     40
  2,303            6,706     9,009          103         May 23, 2002       40
  4,915            8,718    13,633          514        August 15, 2000     36
    900            2,118     3,018          101       January 27, 2001     40
    740            3,124     3,864        1,243        August 22, 1991     40
  3,720            6,213     9,933        1,086         July 27, 1995      40
  2,141            6,191     8,332        1,000       November 6, 1996     40
 12,048           16,312    28,360        1,085        August 19, 1997     40
    250            1,151     1,401          241        April 30, 1998      40
  3,905            7,963    11,868          727        August 15, 2000     40
  8,557           12,953    21,510        1,134        August 26, 1999     40
  1,009              817     1,826           15          May 6, 2002       40
  3,280           10,016    13,296          718        August 15, 2000     32
  4,597           13,840    18,437          893        August 15, 2000     36
  9,315            4,407    13,722          184        August 15, 2000     40
  2,281            6,886     9,167          204        August 15, 2000     40
                   2,596     2,596          825            Various



    450            1,335     1,785           43       September 21, 2001   40
  1,218            3,619     4,837          116        August 15, 2000     40
  1,473            4,377     5,850          140       September 21, 2001   40
    979            2,909     3,888           93       September 21, 2001   40
  2,659            7,678    10,337            8       December 6, 2002     40
  1,893            5,625     7,518          180       September 21, 2001   40
  1,941            5,770     7,711          185       September 21, 2001   40
  3,323            9,990    13,313          335       September 21, 2001   40
  2,548            7,625    10,173          245       September 21, 2001   40
    780            2,479     3,259          258        August 15, 2000     34
  3,117            9,386    12,503          591        August 15, 2000     37
  2,514            7,996    10,510          498        August 15, 2000     37
  2,666            8,132    10,798          515        August 15, 2000     37
  1,408            4,291     5,699          268        August 15, 2000     37
  1,676            5,273     6,949          139        August 15, 2000     40

                                                                      (continue)

                                       S-3

                                                            INITIAL COST TO COMPANY
                                                            -----------------------
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                   ENCUM-               BUILDING &      ACQUISITION OR
             PROPERTY               LOCATION       BRANCES    LAND     IMPROVEMENTS      IMPROVEMENTS
             --------               --------      ---------   ----     -------------    --------------
DALLAS
Green Oaks                           Dallas           3,100      1,045      3,134                   42
Melbourne Plaza                      Dallas           1,792        932      2,796                   17
Parkwood                             Dallas           6,277      2,222      6,668                   29
Richwood                             Dallas           3,234      1,170      3,512                   33
Rosemeade Park                       Dallas           3,244      1,175      3,525                   14
Plymouth South                       Dallas             617        528      1,585                   16
Plymouth North                       Dallas           8,640      1,639      5,408                6,651
Plymouth East Two                    Dallas             617        472        472                  944
Plymouth West                        Dallas           2,468        981      2,944                   18
Sterling Plaza                       Dallas           4,083      1,834      5,504                   64
Minyard's (Garland)                  Dallas           2,546        885      2,666                   (1)
Townsend                             Dallas           4,922      2,247      6,793                   17
Village Park (Wimbledon)             Dallas               -      1,671      5,066                   86

SAN ANTONIO

Bandera Festival                   San Antonio            -      2,629      7,890                  446
Blanco Village                     San Antonio            -      5,723     10,559                    -
Wurzbach                           San Antonio            -        389      1,226                    -

ARIZONA

Big Curve                             Yuma            5,552      2,403      7,206                   33
Park Northern                        Phoenix          2,377      1,058      3,176                   16
Southwest Walgreen's                 Phoenix              -      1,177      3,531                   11
                                                   ---------------------------------------------------
TOTAL INCOME PRODUCING PROPERTIES                   332,143    175,033    446,665               61,243
                                                   ---------------------------------------------------

LAND HELD FOR/UNDER DEVELOPMENT

Bissonnet                            Houston              -        103          -                    3
Blanco Village                     San Antonio            -      2,614          -                  117
Cashmere Corners                  Port St. Lucie          -        386          -                   49
Cashmere Corners JV 2             Port St. Lucie          -        790          -                  200
Centrefund PGA                  Palm Beach Gardens        -          -          -                   27
Copperfield                          Houston              -      3,135          -                  523
Coral Way                             Miami               -        988          -                  564
Homestead                           Homestead             -      1,811          -                  112
Lake Mary                           Lake Mary             -          -          -                    2
Lake St Charles                       Tampa               -        206          -                    -
Mariners Crossing                  Spring Hill            -          -          -                   12
Meadows                               Miami               -          -          -                    3
Oakwood                          North Palm Beach         -        200      7,369                  313
Plaza Alegre                          Miami               -      2,000          -                7,253
Prosperity                      Palm Beach Gardens        -          -          -                   51
Salerno Village                 Palm Beach Gardens        -        807          -                  219


  GROSS AMOUNTS AT WHICH
CARRIED AT CLOSE OF PERIOD
--------------------------
                                     ACCUMULATED                        DEPRECIABLE
   LAND     IMPROVEMENTS     TOTAL   DEPRECIATION      DATEA ACQUIRED       LIFE
   ----     ------------     -----   -------------    ---------------   -----------

   1,054            3,167     4,221          102       September 21, 2001   40
     941            2,804     3,745           90       September 21, 2001   40
   2,243            6,676     8,919          214       September 21, 2001   40
   1,181            3,534     4,715          115       September 21, 2001   40
   1,186            3,528     4,714          113       September 21, 2001   40
     528            1,601     2,129          104       September 21, 2001   36
   3,065           10,633    13,698          520       September 21, 2001   36
     472            1,416     1,888           91       September 21, 2001   36
     981            2,962     3,943          191       September 21, 2001   36
   1,834            5,568     7,402          348        August 15, 2000     37
     885            2,665     3,550          163        August 15, 2000     38
   2,247            6,810     9,057          427        August 15, 2000     37
   1,671            5,152     6,823          328        August 15, 2000     36



   2,653            8,312    10,965          271       September 21, 2001   40
   5,723           10,559    16,282          174         May 10, 2002       40
     389            1,226     1,615           73        August 15, 2000     38



   2,426            7,216     9,642          232       September 21, 2001   40
   1,067            3,183     4,250          103        August 15, 2000     40
   1,188            3,531     4,719          113       September 21, 2001   40
-------------------------------------------------
 187,315          495,626   682,941       40,433
-------------------------------------------------


     103                3       106            -       September 21, 2001
   2,614              117     2,731            -         May 10, 2002
     386               49       435            -        August 15, 2000
     790              200       990            -        August 15, 2000
                       27        27            -        August 15, 2000
   3,135              523     3,658            -        August 15, 2000
     988              564     1,552            -         July 23, 1999
   1,811              112     1,923            -        April 10, 1992
       -                2         2            -       November 9, 1995
     206                -       206            -       November 9, 1995
       -               12        12            -        August 15, 2000
       -                3         3            -         May 23, 2002
     200            7,682     7,882            -       September 12, 2000
   2,000            7,253     9,253            -       February 26, 2002
       -               51        51            -        August 15, 2000
     807              219     1,026            -         May 6, 2002

                                                                      (continue)

                                       S-4

                                                            INITIAL COST TO COMPANY
                                                            -----------------------
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                   ENCUM-               BUILDING &      ACQUISITION OR
             PROPERTY               LOCATION       BRANCES    LAND     IMPROVEMENTS      IMPROVEMENTS
             --------               --------      ---------   ----     -------------    --------------
Spring Shadows                       Houston              -          -          -                    1
Shoppes at Skylake                    Miami               -      3,179          -                2,169
Southwest Walgreen's                 Phoenix              -          -          -                   29
Texas CP Land                         Texas               -        206          -                    9
University Mall (Pembroke)          Pembroke              -          -          -                  473
                                                   ---------------------------------------------------
TOTAL LAND HELD FOR/UNDER DEVELOPMENT                     -     16,425      7,369               12,129
                                                   ---------------------------------------------------

Credit Agreement                                          -          -          -                    -
Wells Fargo                                          23,000          -          -                    -
                                                   ---------------------------------------------------
Total                                              $355,143   $191,458   $454,034              $73,372
                                                   ---------------------------------------------------


  GROSS AMOUNTS AT WHICH
CARRIED AT CLOSE OF PERIOD
--------------------------
                                     ACCUMULATED                        DEPRECIABLE
   LAND     IMPROVEMENTS     TOTAL   DEPRECIATION      DATEA ACQUIRED       LIFE
   ----     ------------     -----   -------------    ---------------   -----------


      -                1         1            -       September 21, 2001
  3,179            2,169     5,348            -        August 19, 1997
      -               29        29            -        August 15, 2000
    215                -       215            -         June 10, 1998
      -              473       473            -       September 21, 2001
-------------------------------------------------
 16,434           19,489    35,923            -
-------------------------------------------------
      -                -         -            -
      -                -         -            -
-------------------------------------------------
203,749         $515,115  $718,864      $40,433
-------------------------------------------------
                                                                     (continued)

                                      S-5

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT NO.  DESCRIPTION
----------   -----------

   12.1      Statements regarding Computations of Ratios.

   21.1      List of Subsidiaries of the Registrant.

   23.1      Consent of Deloitte & Touche LLP.

   99.1 Certification of Chaim Katzman as Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification of Howard M. Sipzner as Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                    * * * * *