Form 10-Q
period 2003-03-31
EQUITY ONE INC
filed 2003-05-13
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

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

                               Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange). Yes [X] No [ ]


Applicable only to Corporate Issuers:

As of the close of business on May 6, 2003, 60,048,413 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                                    FORM 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Condensed Consolidated Financial Statements                       Page
                                                                           -----

         Condensed Consolidated Balance Sheets-
         As of March 31, 2003 and December 31, 2002 (unaudited)...........   1

         Condensed Consolidated Statements of Operations -
         For the three-month periods ended March 31, 2003 and 2002
        (unaudited) ......................................................   3

         Condensed Consolidated Statements of Comprehensive Income -
         For the three-month periods ended March 31, 2003 and 2002
        (unaudited) ......................................................   5

         Condensed Consolidated Statements of Stockholders' Equity -
         For the three-month period ended March 31, 2003 (unaudited) .....   6

         Condensed Consolidated Statements of Cash Flows - For the
         three-month periods ended March 31, 2003 and 2002 (unaudited) ...   7

         Notes to the Condensed Consolidated Financial Statements
         (unaudited) ................................................        9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..........................................   19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......  25

Item 4.  Controls and Procedures..........................................  26

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................  27

Item 2.  Changes in Securities and Use of Proceeds .......................  27

Item 3.  Defaults upon Senior Securities .................................  27

Item 4.  Submission of Matters to a Vote of Security Holders .............  27

Item 5.  Other Information ...............................................  28

Item 6.  Exhibits and Reports on Form 8-K ................................  28

Signatures ...............................................................  29

                         PART I - FINANCIAL INFORMATION


Item 1.     Condensed Consolidated Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002
(UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------

                                                                                  March 31,      December 31,
                                                                                    2003            2002
                                                                                -------------   --------------
                                   ASSETS
PROPERTIES:
   Income producing ............................................................ $ 1,407,823      $   682,941
   Less: accumulated depreciation ..............................................     (45,203)         (40,433)
                                                                                 -----------      -----------
                                                                                   1,362,620          642,508

   Construction in progress and land held for development ......................      37,244           35,923
   Properties held for sale ....................................................       5,668             --
                                                                                 -----------      -----------

      Properties, net ..........................................................   1,405,532          678,431

CASH AND CASH EQUIVALENTS ......................................................       2,679            2,944

CASH HELD IN ESCROW ............................................................      12,910            5,933

ACCOUNTS AND OTHER RECEIVABLES, NET ............................................       7,236            7,053

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES ..................................       9,832           10,021

GOODWILL .......................................................................      22,535            2,276

OTHER ASSETS ...................................................................      28,484           23,411
                                                                                 -----------      -----------

TOTAL .......................................................................... $ 1,489,208      $   730,069
                                                                                 ===========      ===========
                                                                                                   (continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                  March 31,      December 31,
                                                                                     2003            2002
                                                                                --------------  ---------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
NOTES PAYABLE
   Mortgage notes payable .......................................................$   422,311      $   332,143
   Revolving credit facilities ..................................................    169,000           23,000
   Unsecured senior notes payable ...............................................    150,000             --
                                                                                 -----------      -----------
                                                                                     741,311          355,143
   Unamortized premium on notes payable .........................................     21,982             --
                                                                                 -----------      -----------
      Total notes payable .......................................................    763,293          355,143

OTHER LIABILITIES
   Accounts payable and accrued expenses ........................................     21,695           14,760
   Tenant security deposits .....................................................      6,806            4,342
   Other liabilities ............................................................      2,112            1,724
                                                                                 -----------      -----------
      Total liabilities .........................................................    793,906          375,969
                                                                                 -----------      -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ..................................     15,793            3,869
                                                                                 -----------      -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value - 10,000 shares authorized but unissued .....       --               --
   Common stock, $0.01 par value - 100,000 shares authorized, 59,755 and 34,540 .          8                5
      shares issued and outstanding for 2003 and 2002, respectively .............         59               34
   Additional paid-in capital ...................................................    689,855          355,450
   Retained earnings ............................................................      2,183            5,969
   Accumulated other comprehensive loss .........................................        (47)             (46)
   Unamortized restricted stock compensation ....................................     (5,968)          (4,375)
   Notes receivable from issuance of common stock ...............................     (7,112)          (7,112)
                                                                                 -----------      -----------
      Total stockholders' equity ................................................    679,509          350,231
                                                                                 -----------      -----------
TOTAL ...........................................................................$ 1,489,208      $   730,069
                                                                                 ===========      ===========

See accompanying notes to the condensed consolidated financial statements.                         (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                 Three Months Ended March 31,
                                                                                -----------------------------
                                                                                    2003             2002
                                                                                -------------    ------------
RENTAL INCOME:
    Minimum rental ............................................................    $ 28,933         $ 17,968
    Expense recoveries ........................................................       8,009            6,210
    Termination fees ..........................................................          59              123
    Percentage rent payments ..................................................       1,013              941
                                                                                   --------         --------
      Total rental revenue ....................................................      38,014           25,242

MANAGEMENT FEES ...............................................................          63               98

INVESTMENT INCOME .............................................................         531              413
                                                                                   --------         --------

      Total revenues ..........................................................      38,608           25,753
                                                                                   --------         --------
COSTS AND EXPENSES:
   Property operating expenses ................................................      11,054            7,790
   Interest expense ...........................................................       7,719            6,112
   Amortization of deferred financing fees ....................................         286              208
   Rental property depreciation and amortization ..............................       5,013            3,288
   General and administrative expenses ........................................       2,241            2,008
                                                                                   --------         --------

       Total costs and expenses ...............................................      26,313           19,406
                                                                                   --------         --------
INCOME BEFORE EQUITY IN INCOME OF JOINT VENTURES, LOSS ON
   EXTINGUISHMENT OF DEBT, AND MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES ...............................................................      12,295            6,347

EQUITY IN INCOME OF JOINT VENTURES ............................................         111              151

LOSS ON EXTINGUISHMENT OF DEBT ................................................        (623)             --
                                                                                   --------         --------
INCOME BEFORE MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES ...............................................................      11,783            6,498

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ................................        (141)             (25)
                                                                                   --------         --------

INCOME FROM CONTINUING OPERATIONS .............................................      11,642            6,473
                                                                                   --------         --------
DISCONTINUED OPERATIONS
   Income from operations of sold properties ..................................         199              672
   Gain on disposal of income producing properties ............................         503            6,122
                                                                                   --------         --------
     Total income from discontinued operations ................................         702            6,794
                                                                                   --------         --------
NET INCOME ....................................................................    $ 12,344         $ 13,267
                                                                                   ========         ========
                                                                                                  (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                 Three Months Ended March 31,
                                                                                -----------------------------
                                                                                    2003             2002
                                                                                ------------     ------------
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE
   Income from continuing operations.......................................        $  0.25          $  0.22
   Income from discontinued operations.....................................           0.01             0.23
                                                                                -----------     ------------

     Total basic earnings per share........................................        $  0.26          $  0.45
                                                                                ===========     ============

NUMBER OF SHARES USED IN COMPUTING
   BASIC EARNINGS PER SHARE................................................         47,163           29,354
                                                                                ===========     ============

DILUTED EARNINGS PER SHARE
   Income from continuing operations.......................................        $  0.25          $  0.22
   Income from discontinued operations.....................................           0.01             0.22
                                                                                -----------     ------------

     Total diluted earnings per share......................................        $  0.26          $   0.44
                                                                                ===========     ============

NUMBER OF SHARES USED IN COMPUTING
   DILUTED EARNINGS PER SHARE..............................................         48,475           30,029
                                                                                ===========     ============

See accompanying notes to the condensed consolidated financial statements.                        (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)
 (In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                 Three Months Ended March 31,
                                                                                -----------------------------
                                                                                   2003              2002
                                                                                ------------     ------------
NET INCOME...................................................................      $ 12,344         $ 13,267

OTHER COMPREHENSIVE (LOSS) INCOME:
   Net unrealized holding (loss) gain on securities available for sale......             (1)               7
                                                                                ------------     ------------

COMPREHENSIVE INCOME.........................................................      $ 12,343         $ 13,274
                                                                                ============     ============


See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003
(UNAUDITED)
 (In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                Accumulated                       Notes
                                                                   Other       Unamortized     Receivable
                                      Additional               Comprehensive    Restricted       from the         Total
                           Common      Paid-In      Retained      (Loss)/         Stock        Issuance of   Stockholders'
                           Stock       Capital      Earnings       Income      Compensation   Common Stock       Equity
                         ---------    ---------    ---------    ------------   -----------    ------------   ------------
BALANCE,
 JANUARY 1, 2003.......  $     345    $ 355,450    $   5,969       $    (46)    $   (4,375)     $   (7,112)    $  350,231

 Issuance of common
 stock:
    IRT transaction....        175      231,562            -              -              -               -        231,737

    Other issuances....         78      103,166            -              -         (1,593)              -        101,651

    Stock issuance costs         -         (323)           -              -              -               -           (323)

 Net income...........           -            -       12,344              -              -               -         12,344

 Dividends paid.......           -            -      (16,130)             -              -               -        (16,130)

 Net unrealized holding
  loss on securities
  available for sale...          -            -            -             (1)             -               -             (1)
                         ---------    ---------    ---------    -----------    -----------    ------------   ------------

BALANCE,
 MARCH 31, 2003........  $     598    $ 689,855    $   2,183       $    (47)    $   (5,968)     $   (7,112)      $679,509
                         =========    =========    =========    ===========    ===========    ============   ============

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                Three Months Ended March 31,
                                                                              -------------------------------
                                                                                  2003                2002
                                                                              ------------       ------------
OPERATING ACTIVITIES:
Net income............................................................          $   12,344           $ 13,267
 Adjustments to reconcile net income to net cash provided by operating activities:
     Straight line rent adjustment....................................                (333)               (32)
     Provision for losses on accounts receivable......................                 648                163
     Amortization of premium on notes payable.........................                (329)                 -
     Amortization of deferred financing fees..........................                 286                208
     Rental property depreciation and amortization....................               5,013              3,288
     Depreciation and amortization included in discontinued operations                  33                 41
     Amortization of restricted stock.................................                 480                269
     Equity in income of joint ventures...............................                (111)              (151)
     Loss on debt extinguishment......................................                 623                  -
     Minority interest in earnings of consolidated subsidiary.........                 141                 25
     Gain on disposal of real estate..................................                (503)            (6,122)
Changes in assets and liabilities:
      Accounts and other receivables..................................                 980              1,755
      Other assets....................................................              (2,257)              (722)
      Accounts payable and accrued expenses...........................              (5,154)                 6
      Tenants' security deposits......................................                 255               (222)
      Other liabilities...............................................                 (64)              (586)
                                                                              ------------       ------------
Net cash provided by operating activities.............................              12,052             11,187
                                                                              ------------       ------------
INVESTING ACTIVITIES:
   Additions to and purchase of rental property.......................              (8,738)           (12,469)
   Proceeds from disposal of rental property..........................               6,694              8,847
   Increase in cash held in escrow....................................                 (13)            (6,049)
   Distributions received from joint ventures.........................                 300                 56
   Proceeds from repayments of notes receivable.......................               2,753                (58)
   Increase in deferred leasing costs.................................                (692)                 -
   Cash used in the purchase of IRT...................................            (189,382)                 -
   Cash acquired in the IRT acquisition...............................               1,756                  -

                                                                              ------------       ------------
      Net cash used in investing activities...........................            (187,322)            (9,673)
                                                                              ------------       ------------
FINANCING ACTIVITIES:
   Repayments of mortgage notes payable...............................             (46,009)           (28,673)
   Net borrowings (repayments) under revolving credit facilities......             138,000            (18,409)
   Increase in deferred financing costs...............................                (559)              (511)
   Proceeds from stock subscription and issuance of common stock......             100,276             57,302
   Stock issuance costs...............................................                (323)              (790)
   Cash dividends paid to stockholders................................             (16,130)            (8,010)
   Distributions to minority interest.................................                (250)               (25)
                                                                              ------------       ------------
Net cash provided by financing activities.............................             175,005                884
                                                                              ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................                (265)             2,398

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................               2,944                906
                                                                              ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................          $    2,679         $    3,304
                                                                              ============       ============

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                Three Months Ended March 31,
                                                                              -------------------------------
                                                                                  2003                2002
                                                                              ------------       ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amount capitalized.................            $    6,945         $    6,191
                                                                              ============       ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Change in unrealized holding (loss) gain on securities available for          $       (1)        $        7
  sale...............................................................
                                                                              ============       ============
  Issuance of restricted stock.......................................           $    2,967         $      427
                                                                              ============       ============
  Common stock issued for note receivable.............................                             $      866
                                                                                                 ============
  Note receivable from sale of property...............................                             $    1,425
                                                                                                 ============

The Company acquired all of the outstanding common stock of IRT for $763,047, including transaction costs:

  Fair value of assets acquired, including goodwill..................           $  763,047
  Fair value of liabilities assumed..................................             (341,928)
  Common stock issued.................................................            (231,737)
                                                                              ------------

  Cash paid for IRT acquisition, including transaction costs.........           $  189,382
                                                                              ============
                                                                                                   (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)

1.  Organization
    ------------

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

     The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those partnerships where the Company has financial and operating control. Equity One, Inc. and subsidiaries are hereinafter referred to as "the consolidated companies" or "the Company." The Company has a 50% investment in three joint ventures and a 50.1% interest in one joint venture of which it does not have financial or operating control and, accordingly, uses the equity method of accounting for these joint ventures.

     As of March 31, 2003, the Company's portfolio of neighborhood shopping centers anchored by national and regional supermarket chains and other necessity oriented retailers such as drug store, or discount stores are located in twelve states in the southern United States and consists of 179 properties, encompassing 122 supermarket-anchored shopping centers, eight drug store-anchored shopping centers, 42 other retail-anchored shopping centers, one self-storage facility, one industrial property, and five retail developments, as well as non-controlling interests in four joint ventures which own and operate commercial real estate properties.

     On February 12, 2003, the Company completed a statutory merger with IRT Property Company ("IRT"). In connection with the merger, the Company acquired 92 properties that comprise an aggregate of approximately 10,000 square feet of gross leasable area. The aggregate purchase price for the acquisition was $763,047 (including transaction costs and assumed debt), consisting of the payment of $189,382 in cash, issuance of 17,490 shares of the Company's common stock valued at $231,737 and assumption of $341,928 of outstanding debt, premium on notes payable, and other liabilities. The Company has recorded $20,259 of goodwill as a result of the acquisition. The acquisition of IRT was accounted for using the purchase method and the results of IRT are included in the Company's financial statements from the date of its acquisition. The fair values assigned to the identifiable tangible and intangible assets and liabilities are preliminary as the Company is evaluating the fair values and allocation of costs. Management does not believe that any adjustment would have a material effect on the Company's financial position or results of operations.

     On February 12, 2003, the cash portion of the purchase price was partially financed by proceeds of $93,200 from a private placement offering to certain existing affiliates of 6,911 shares of the Company's common stock at a price of $13.50 per share. The balance of the cash consideration was funded from a new revolving credit facility described below.

     On February 7, 2003, the Company entered into a $340,000 unsecured revolving credit facility. This facility bears interest at our option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of our senior unsecured long term indebtedness or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The Company used available funds under this credit facility to pay part of the cash consideration which was paid to the IRT shareholders, to pay transaction expenses and to repay certain outstanding indebtedness.

     The following unaudited supplemental pro forma information is presented to reflect the effects of the IRT acquisition and related transactions, and the impact on the Company's results, as if the transactions had occurred on January 1, 2002. The pro forma information includes the acquisition of IRT, the issuance of common stock related to the IRT transaction, the private placement of common stock and the borrowing on the revolving credit facility. The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the acquisition occurred as indicated, nor does it purport to represent the results of the operations for future periods:


                                                                 Three Months Ended March 31,
                                                                -----------------------------

                                                                      2003           2002
                                                                 -----------    -----------
Pro forma revenues.......................................          $  49,091      $  47,905
                                                                 ===========    ===========
Pro forma income from continuing operations...............         $  14,002      $  12,883
                                                                 ===========    ===========
Pro forma net income.....................................          $  14,704      $  19,755
                                                                 ===========    ===========
Pro forma earnings per share:
   Basic earnings per share:
    Income from continuing operations.....................         $    0.24      $    0.24
    Income from discontinued operations...................              0.01           0.13
                                                                 -----------    -----------
        Total basic earnings per share....................         $    0.25      $    0.37
                                                                 ===========    ===========

   Diluted earnings per share:
     Income from continuing operations....................         $    0.24      $    0.24
     Income from discontinued operations..................              0.01           0.12
                                                                 -----------    -----------
        Total diluted earnings per share..................         $    0.25      $    0.36
                                                                 ===========    ===========

2.  Basis of Presentation
    ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related footnotes, included in the Company's 2002 Annual Report on Form 10-K filed with the SEC on March 31, 2003.

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

     Income producing properties are individually evaluated for impairment when various conditions exist that may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a property is less than its historical net cost basis. Upon determination that a permanent impairment has occurred, the Company records an impairment charge equal to the excess of historical cost basis over fair value. In addition, the Company writes off costs related to predevelopment projects when it determines that it will no longer pursue the project.

     Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

          Land improvements           40 years
          Buildings                   30-40 years
          Building improvements       5-40 years
          Tenant improvements         Over the terms of the related lease
          Equipment                   5-7 years

     Total interest expense capitalized to construction in progress and land held for development was $684 and $512 for the three months ended March 31, 2003 and 2002, respectively.

4.  Property Held for Sale
    ----------------------

     As of March 31, 2003, one rental retail property and three outparcels were classified as property held for sale. The rental retail property has an aggregate gross leasable area of 81 square feet.

5.  Investments in and Advance to Joint Ventures
    --------------------------------------------

     A summary of the Company's investments in and advances to joint ventures at March 31, 2003 and December 31, 2002 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                            March 31,    December 31,
              Entity             Location                   Ownership        2003            2002
----------------------------    ------------------------    ----------    -----------   ------------
PG Partners.................     Palm Beach Gardens, FL        50.0%         $ 2,778       $  2,823
Parcel F, LLC...............     Palm Beach Gardens, FL        50.0%             228            228
Oaksquare JV................     Gainesville, FL               50.0%           1,243          1,243
CDG (Park Place) LLC........     Plano, TX                     50.1%           5,583          5,727
                                                                           ----------   ------------
Total investments in and advances to joint ventures.......................   $ 9,832       $ 10,021
                                                                          ===========   ============

     A summary of unaudited financial information for all joint ventures being reported on the equity method of accounting is as follows:

                                                       As of               As of
                                                  March 31, 2003     December 31, 2002
                                                 ----------------    -----------------
      Assets:
          Rental properties, net................       $  47,012            $  47,309
          Cash and cash equivalents.............             705                  690
          Other assets..........................           1,069                1,170
                                                 ----------------    -----------------
          Total assets..........................       $  48,786            $  49,169
                                                 ================    =================
      Liabilities and Ventures' Equity:
          Mortgage notes........................       $  44,553            $  44,625
          Other liabilities.....................             494                  651
          Ventures' equity......................           3,739                3,893
                                                 ----------------    -----------------
          Total ................................       $  48,786            $  49,169
                                                 ================    =================

     The Company's investments in joint ventures, as reported on the condensed consolidated balance sheets, differ from its proportionate share of the joint ventures' underlying net assets due to basis differentials and advances. The basis differential of approximately $5,000 is being depreciated over the useful lives of the related assets.

     As of March 31, 2003, the Company has guaranteed the mortgage note payable of $15,000 for one of its joint ventures.

                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------
                                                        2003         2002
                                                      --------     --------
  Revenues:
    Rental revenues .................................. $1,778       $1,832
    Other revenues ...................................    124           15
                                                       ------       ------
      Total revenues .................................  1,902        1,847
                                                       ------       ------
  Expenses:
    Operating expenses ...............................    512          418
    Interest expense .................................    699          750
    Depreciation .....................................    322          349
    Other expense ....................................    147           28
                                                       ------       ------

      Total expenses .................................  1,680        1,545
                                                       ------       ------

  Net income ......................................... $  222       $  302
                                                       ======       ======
  The Company's equity in income of joint ............ $  111       $  151
   ventures                                            ======       ======


     Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

6.  Borrowings

     Each of the existing mortgage loans is secured by a mortgage on one or more of certain of the Company's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $171,000 contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. Nevertheless, the Company is in the process of obtaining the necessary consents from the lenders. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that such consents will be obtained or that the mortgages will not be accelerated. Accordingly, the Company believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's results of operations or financial condition.

     On February 7, 2003 the Company entered into a $340,000 unsecured revolving credit facility with a group of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company's option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company's senior unsecured long term indebtedness or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $150,000, a $25,000 swing line facility for short term borrowings and a $20,000 letter of credit commitment. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company `s ability to pay dividends would be limited to the amount necessary to maintain the Company's status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The facility is guaranteed by several of the Company's wholly-owned subsidiaries. As of March 31, 2003, the Company had $169,000 outstanding on this credit facility. The weighted average interest rate as March 31, 2003 was 2.29%.

     As a result of the Company's merger with IRT, the Company assumed IRT's obligations relating to $150,000 principal amount of Senior Notes, bearing interest at fixed annual interest rates ranging from 7.25% to 7.84% and maturing between 2006 and 2012. The interest rate of one series of these Senior Notes is subject to a 50 basis point increase if the Company does not maintain its senior unsecured debt rating. These notes have also been guaranteed by the Company's wholly-owned subsidiaries.

     Also, as part of the Company's merger with IRT, the Company assumed $135,397 of mortgage notes payable.

     As of March 31, 2003, the Company had a $5,000 unsecured credit facility with City National Bank of Florida and no amounts were outstanding on this credit facility. This facility secures $1,183 in outstanding letters of credit.

7.  Consolidating Financial Information
    -----------------------------------

     As of March 31, 2003, the Company and substantially all of the subsidiaries, including IRT Partners LP, has guaranteed the Company's indebtedness under the unsecured senior debt. The guarantees are joint and several and full and unconditional.


                                                                 Guarantors
                                                        ------------------------------
Condensed Balance Sheet                    Equity         Combined           IRT          Eliminating     Consolidated
                                          One, Inc.     Subsidiaries     Partners, LP       Entries        Equity One
                                        ------------    -------------    -------------    ------------    -------------
As of March 31, 2003
ASSETS
   Properties, net..................    $    540,284      $   680,986      $  184,262       $        -      $ 1,405,532
   Investment in affiliates.........         430,681                -               -         (430,681)               -
   Other assets.....................          35,285           42,307           6,084                -           83,676
                                        ------------    -------------    ------------     ------------    -------------
     Total assets...................    $  1,006,250      $   723,293      $  190,346       $ (430,681)     $ 1,489,208
                                        ============    =============    ============     ============    =============

LIABILITIES
   Mortgage notes payable...........          94,998          292,461          34,852                -          422,311
   Revolving credit facilities......         169,000                -               -                -          169,000
   Senior notes, net................         150,000                -               -                -          150,000
   Unamortized premium on notes
   payable..........................          21,982                -               -                            21,982
   Other liabilities..................        11,511           17,517           1,585                -           30,613
                                        ------------    -------------    ------------     ------------    -------------

     Total liabilities................       447,491          309,978          36,437                -          793,906
                                        ------------    -------------    ------------     ------------    -------------
 MINORITY INTEREST..................               -                -               -           15,793           15,793
                                        ------------    -------------    ------------     ------------    -------------

STOCKHOLDER'S EQUITY
   Total stockholders' equity.......         558,759          413,315         153,909         (446,474)         679,509
                                        ------------    -------------    ------------     ------------    -------------

   Total liabilities and
     shareholders' equity.............  $  1,006,250      $   723,293      $  190,346       $ (430,681)     $ 1,489,208
                                        ============    =============    ============     ============    =============


                                                                             Guarantors
                                                                   ------------------------------
Condensed Statement of Operations                   Equity One,        Combined           IRT          Consolidated
                                                       Inc.         Subsidiaries     Partners, LP      Equity One
                                                   ------------    -------------    -------------    --------------
For the Three Months Ended March 31, 2003
RENTAL INCOME:
   Minimal rental................................    $   7,318        $   19,155     $     2,460       $    28,933
   Expense recoveries............................        1,501             5,859             649             8,009
   Termination fees..............................           52                 6               1                59
   Percentage rent payments......................          175               645             193             1,013
                                                    ----------       -----------    ------------     -------------

     Total revenues.............................         9,046            25,665           3,303            38,014

MANAGEMENT FEES                                              -                63               -                63
INVESTMENT INCOME                                          261               209              61               531
                                                    ----------       -----------    ------------     -------------
     Total revenues.............................         9,307            25,937           3,364            38,608
                                                    ----------       -----------    ------------     -------------

COSTS AND EXPENSES:
   Property operating expenses..................         2,484             7,631             939            11,054
   Interest expense.............................         1,545             5,746             428             7,719
   Amortization of deferred financing fees......           114               170               2               286
   Rental property depreciation and amortization           945             3,515             553             5,013
   General and administrative expenses..........         2,241                 -               -             2,241
                                                    ----------       -----------    ------------     -------------
     Total costs and expenses...................         7,329            17,062           1,922            26,313
                                                    ----------       -----------    ------------     -------------

INCOME BEFORE EQUITY IN INCOME OR JOINT
   VENTURES, LOSS ON EXTINGUISHMENT OF DEBT, AND
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES        1,978             8,875           1,442            12,295

EQUITY IN INCOME OF JOINT VENTURES..............             -               111               -               111

LOSS ON EXTINGUISHMENT OF DEBT..................             -              (623)              -              (623)
                                                    ----------       -----------    ------------     -------------
INCOME BEFORE MINORITY INTEREST IN
   CONSOLIDATED SUBSIDIARIES....................         1,978             8,363           1,442          11,783

MINORITY INTEREST IN CONSOLIDATED SUBSIDIAREIS..           (55)              (17)            (69)             (141)
                                                    ----------       -----------    ------------     -------------

INCOME FROM CONTINUING OPERATIONS................        1,923             8,346           1,373            11,642
                                                    ----------       -----------    ------------     -------------
DISCONTINUED OPERATIONS
   Income from operations of sold properties....             -               199               -               199
   Gain on disposal of income producing                      -                 3               -                 3
   properties...................................                             503                               503
                                                    ----------       -----------    ------------     -------------
Total income from discontinued operations.......             -               702               -               702
                                                    ----------       -----------    ------------     -------------
NET INCOME .....................................     $   1,923        $    9,048     $     1,373      $     12,344
                                                    ==========       ===========    ============     =============

8.  Stockholders' Equity and Earnings Per Share
    -------------------------------------------

     The following table reflects the change in number of shares of common stock outstanding for the three months ended March 31, 2003:

                                                          Common       Options
                                                           Stock      Exercised     Total
                                                         ---------   ----------   ---------
          Board of Directors/Corporate Secretary......         16 *         -           16
          Officers.....................................       167 *        88          255
          Employees and other.........................         18 *       301          319
          IRT acquisition..............................    17,490           -       17,490
          Private placement............................     6,911           -        6,911
          Dividend Reinvestment and Stock Purchase Plan       224           -          224
                                                         ---------    ---------   ---------
               Total..................................     24,826         389       25,215
                                                         =========    =========   =========

     * Reflects shares of "restricted stock" which are subject to forfeiture and vest over a period of two to five years.

     The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three-month periods ended March 31, 2003 and 2002:

                                                         Three Months Ended March 31,
                                                        ------------------------------
                                                              2003             2002
                                                         ------------    ------------
Denominator for basic earnings per share - weighted            47,163          29,354
   average shares ...................................
                                                         ------------    ------------
Walden Woods Village, Ltd............................              94              94
Unvested restricted stock ...........................             319             174
Convertible partnership units .......................             672             262
Stock options (using treasury method)................             227             145
                                                         ------------    ------------
   Subtotal..........................................           1,312             675
                                                         ------------    ------------
Denominator for diluted earnings per share - weighted          48,475          30,029
   average shares....................................    ============    ============


9.  Accounting for Stock Options
    ----------------------------

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

                                                                 Three Months Ended March 31,
                                                                 ----------------------------

                                                                    2003              2002
                                                                  -----------    ------------
       Net Income                    As reported..............     $   12,344      $   13,267

                                     Stock based employee
                                     compensation expense
                                     included in reported net
                                     income....................             -               -

                                     Total stock based
                                     employee compensation
                                     expense determined under
                                     fair value based method
                                     for all awards............           169              78
                                                                  -----------     -----------

                                     Pro forma.................    $   12,175      $   13,189
                                                                  ===========     ===========
       Basic earnings per share      As reported...............    $     0.26      $     0.45
                                                                  ===========     ===========
                                     Pro forma.................    $     0.26      $     0.45
                                                                  ===========     ===========
       Diluted earnings per share    As reported..............     $     0.26      $     0.44
                                                                  ===========     ===========
                                     Pro forma................     $     0.25      $     0.44
                                                                  ===========     ===========

10. Loans to Executives
    -------------------

     As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley, the Company had loaned $7,112 to various executives in connection with their exercise of options to purchase shares of the Company's common stock. The notes bear interest at rates ranging from 5% to 6.35%. Interest only is payable quarterly and the principal is due between 2006 and 2009. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, there have been no material modifications to any of the terms of the loans granted to our executives.

11. Minority Interest
    -----------------

     On January 1, 1999, a wholly owned subsidiary of the Company, Equity One (Walden Woods) Inc. (the "Walden Woods General Partner"), entered into a limited partnership as a general partner. An income producing shopping center was contributed by its owners (the "Walden Woods Minority Partners"), and the Walden Woods General Partner contributed 93.656 shares of Company common stock to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net asset value of the property contributed by the Walden Woods Minority Partners, each of the partners received 93.656 limited partnership units. The Company and the Walden Woods Minority Partners have entered into an agreement (the "Redemption Agreement") whereby the Walden Woods Minority Partners can request that the Company purchase either their limited partnership units or any shares of Company common stock which they have received in exchange for their limited partnership units at a price of $10.30 per unit or per share no earlier than two years, nor later than fifteen years, after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented in the accompanying condensed consolidated balance sheet. In addition, under the terms of the limited partnership agreement, the Walden Woods Minority Partners do not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the Walden Woods Minority Partners to the extent of the dividends declared. The
93.656 shares of common stock of the Company held by the consolidated limited partnership are not considered outstanding in the calculation of basic earnings per share.

     On December 5, 2000, a wholly owned subsidiary of the Company, Equity One (North Port) Inc., entered into a limited partnership (the "Shoppes of North Port, Ltd.") as a general partner. An income producing shopping center was contributed by its owners (the "North Port Minority Partners") and the Company contributed an income producing property to a limited liability company wholly owned by the Shoppes of North Port, Ltd. Both the North Port Minority Partners and the general partner were issued 261.850 operating partnership units ("OPUs") based on the net value of the properties contributed. The North Port Minority Partners can redeem their OPUs for the Company's common stock on a one-for-one basis or for cash at an agreed upon price of $11.00 per share no earlier than December 10, 2001, nor later than three and one half years thereafter. Accordingly, the minority interest has been presented in the accompanying condensed consolidated balance sheets. The North Port Minority Partners receive a preferred quarterly distribution equal to a 9.0% annual return on their initial capital contribution. This amount is reflected as interest expense in the condensed consolidated financial statements.

     The Company is the general partner of IRT Partners L.P. ("LP") and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company. LP was formed by IRT in order to enhance the Company's acquisition opportunities through a downreit structure. This structure offers potential sellers the ability to make a tax-deferred sale of their real estate properties in exchange for OP Units of LP. As of March 31, 2003, there were 734,267 OP Units outstanding held by partners not affiliated with the Company. LP is obligated to redeem each OP Unit held by a person other than the Company, at the request of the holder, for cash equal to the fair market value of a share of the Company's common stock at the time of such redemption, provided that the Company may elect to acquire any such OP Unit presented for redemption for one common share of stock. Such limited partnership interest of 6% of LP held by persons unaffiliated with the Company is reflected as a minority interest in the consolidated subsidiaries in the accompanying condensed consolidated balance sheets.

     The Company also records a minority interest for the limited partners' share of equity in two separate partnerships. The two partnerships in which the Company has a general partner interest are Venice Plaza (75% interest) and North Village Center (49% interest). The minority interest has been presented in the accompanying condensed consolidated balance sheet.

12. Dispositions
    ------------

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

     The following table reflects properties being reported in discontinued operations for the three-month periods ended March 31, 2003 and 2002:

                                                                                 Gross Sales Price
                                                                              ----------------------
                                                                Square
                                                                 Feet/                       Under      Gain On
        Property             Location          Date Sold       Acres (ac)       Sold       Contract       Sale
 --------------------    ------------------   ------------    ------------    --------    ----------   ---------
 2003 Dispositions
 --------------------
 Eckerd                  Leesburg, FL          February         12,739        $  4,050     $      -     $    325
 Eckerd                  Melbourne, FL         February         10,908           2,715            -          178
 Pompano                 Pompano Beach, FL       April          80,697               -        3,400            -
                                                                             ---------    ---------    ---------
                                                                              $  6,765     $  3,400     $    503
                                                                             =========    =========    =========

 2002 Dispositions
 --------------------
 First Quarter 2002

 Equity One Office       Miami Beach, FL      February          28,780        $  6,050     $      -     $  4,396
 Olive land              Miami, FL            February          6.79ac           1,900            -          694
 Benbrook                Fort Worth, TX       February         247,422           2,590            -        1,032
                                                                              --------    ---------    ---------
                                                                              $ 10,540     $      -     $  6,122
                                                                              ========    =========    =========

     The Company classified the results of operations from the properties sold during 2002 and 2003 as income from discontinued operations in the accompanying condensed consolidated statements of operations. The effect of the adoption of SFAS No. 144 on the condensed consolidated statements of operations is shown below.


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2003            2002
                                                  ---------       ---------

       Rental income...........................       $ 236           $ 798
                                                  ---------       ---------
       Operating expenses......................           4              85
       Depreciation............................          33              41
                                                  ---------       ---------
       Total expenses..........................          37             126
                                                  ---------       ---------
       Income from discontinued operations.....       $ 199           $ 672
                                                  =========       =========

13. Debt Extinguishment
    -------------------

     The Company prepaid various outstanding mortgage notes payable and incurred repayment penalties of $623. The Company has adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and is reporting the loss on extinguishment of debt as part of ordinary income as it no longer meets the criteria for extraordinary gain (loss) accounting treatment.

14. New Accounting Pronouncements and Changes
    -----------------------------------------

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases. Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 as of July 2002 and has reflected gains (losses) from extinguishment of debt as part of ordinary income.

     In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee's of Indebtedness of Other's (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies. It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). The Company adopted the new disclosure requirements, which are effective beginning with 2002 calendar year-end financials. FIN 45's provisions for initial recognition and measurement are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirement of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure in both annual and interim financial statements about the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002 and, as it relates to Opinion No. 28, Interim Financial Reporting, the interim periods beginning after December 15, 2002, although earlier application is encouraged. The Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion

No. 25, Accounting for Stock Issued to Employees, and related interpretations in measuring stock-based compensation. The Company has adopted the disclosure requirements of SFAS No. 148 in its financial statements.

     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of ABR 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements will take effect almost immediately and are required for all financial statements issued after January 31, 2003. The consolidated provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim period beginning after June 15, 2003. The Company is evaluating the effect of FIN 46 on the financial statements.

15. Commitments and Contingencies
    -----------------------------

     As of March 31, 2003, the Company has pledged letters of credit totaling $1,238 as additional security for certain financings and other activities.

     The Company is subject to litigation in the normal course of business, none of which in the opinion of management will have a material adverse effect on the financial condition or results of operations of the Company.

     Following the execution of the merger agreement with IRT in October 2002, three IRT shareholders filed three separate purported class action and derivative suits in the Superior Court of Cobb County, State of Georgia, against IRT, IRT's board of directors and Equity One alleging claims of breach of fiduciary duty by the defendant directors, unjust enrichment and irreparable harm. The complaints sought declaratory relief, an order enjoining consummation of the merger, and unspecified damages. Although the Georgia court did not grant the plaintiffs the equitable relief requested and permitted the completion of the merger, two of these lawsuits, Greaves v. IRT Property Company, et. al. and Phillips v. IRT Property Company, et. al., are still pending and second amended complaints have been filed in each such suit. The third lawsuit was voluntarily dismissed. On April 23, 2003, we filed motions to dismiss each of the shareholders suits. Although we believe that these suits are without merit and intend to continue to defend them vigorously, there can be no assurance that the pending litigation will be resolved in our favor.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein and the Company's audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for an interim period may not give a true indication of results for the year.

     Unless the context otherwise requires, all references to "we," "our," "us," "Equity One," and the "Company" in this report refer collectively to Equity One, Inc., and its subsidiaries, including joint ventures.

RESULTS OF OPERATIONS

     On February 12, 2003, Equity One, Inc. and IRT Property Company completed a statutory merger. The transaction has been accounted for as a purchase and the results of Equity One include the activity of IRT for the period February 12, 2003 through March 31, 2003.

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

     Total revenues increased by $12.9 million, or 49.9%, to $38.6 million in 2003 from $25.8 million in 2002. The following factors accounted for this variance:

     o The acquisition of IRT increased revenues by approximately $12.4 million;

     o Properties acquired during 2002 increased revenues by approximately $1.4 million; and

     o Other property revenue decreased by $900,000 related to a decrease in percentage rent, a decrease in expense recoveries and a decrease in revenue for properties under redevelopment.

     Property operating expenses increased by $3.3 million, or 41.9%, to $11.1 million for 2003 from $7.8 million in 2002. The following factors accounted for this variance:

     o The acquisition of IRT increased operating expenses by approximately $3.2 million;

     o Properties acquired during 2002 increased operating expenses by approximately $600,000; and

     o    Other property operating expenses decreased by $500,000.

     Rental property depreciation and amortization increased by $1.7 million, or 52.5%, to $5.0 million for 2003 from $3.3 million in 2002. The following factors accounted for this variance:

     o The acquisition of IRT increased depreciation and amortization by approximately $1.5 million; and

     o Properties acquired during 2002 increased depreciation and amortization by approximately $200,000.

     Interest expense increased by $1.6 million, or 26.3%, to $7.7 million for 2003 from $6.1 million in 2002.

     o This increase was primarily due to interest expense of $2.7 million relating to the assumption of mortgage loans and senior unsecured debt in the acquisition of IRT,

     o Interest incurred on the debt related to the acquisition of properties made during 2002 of $386,000, and

     o These increases to interest expense were partially offset by the payoff of various loans decreasing interest expense by $1.3 million, and an increase in capitalized interest of $170,000 related to development activity.

     General and administrative expenses increased by $233,000, or 11.6%, to $2.2 million for 2003 from $2.0 million in 2002. Compensation and employer related expenses increased by $476,000 and other general office expenses increased by $313,000. These expenses were partially due to the staffing resulting from the IRT acquisition. During 2002, we incurred a $556,000 write off of preacquisition costs.

     During 2003, we settled various mortgage notes payable and incurred prepayment penalties of $623,000.

     Minority interest increased by $116,000 due to minority interests assumed in the acquisition of IRT.

     We sold two properties during 2003 and held one property for sale which are being reflected as discontinued operations for the three-month period ended March 31, 2003 of $199,000. The sale of these two properties produced a gain of $503,000 for 2003. The 2002 discontinued operations also include properties sold during 2002. We recognized a gain of $6.1 million in 2002 related to a gain in disposal of properties.

     As a result of the foregoing, net income decreased by $923,000 or 7.0%, to $12.3 million for 2003 to $13.3 million in 2002.

FUNDS FROM OPERATIONS

     We consider Funds From Operations ("FFO") a widely used and appropriate supplemental measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means income (determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains (losses) from sales of property, adjustments for extraordinary items and cumulative effects of accounting changes, plus real estate related depreciation and amortization, minority interest and after adjustments for unconsolidated partnerships and joint ventures. We present FFO to assist investors in analyzing our performance. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITS. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating our operating performance.

     The following table illustrates the calculation of FFO for the three-month periods ended March 31, 2003 and 2002:

                                                                          Three Months Ended
                                                                              March 31,
                                                                       -----------------------
                                                                          2003         2002
                                                                       ----------   ----------
     Net income ....................................................... $ 12,344      $13,267
       Adjustments:
         Depreciation and amortization related to rental properties ...    5,046        3,329
         Gain on disposal of real estate ..............................     (503)      (6,122)
         Minority interest in earnings of consolidated subsidiaries....      141           25
     Other Items:
         Interest on convertible partnership units ....................       65           65
         Share of joint venture real estate depreciation ..............      161          174
                                                                       ---------    ---------

     Funds from operations ............................................ $  7,254      $10,738
                                                                       =========    =========


         FFO increased by $6.5 million, or 60.7%, to $17.3 million for the three months ended March 31, 2003, from $10.8 million for the comparable period of 2002. The increase is primarily the result of the inclusion of IRT's results for the current period, and the increases in income described above.

CASH FLOW

     Net cash provided by operations of $12.1 million for the three months ended March 31, 2003 included: (i) net income of $12.3 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $6.0 million, and
(iii) a net decrease in operating assets and liabilities of $6.2 million, compared to net cash provided by operations of $11.2 million for the three months ended March 31, 2002, which included (i) net income of $13.3 million,
(ii) adjustments for non-cash items which decreased cash flow by $2.3 million, and (iii) a net increase in operating assets and liabilities of $231,000.

     Net cash used in investing activities of $187.3 million for the three months ended March 31, 2003 included: (i) the acquisition of one parcel of land for $1.7 million, (ii) construction, development and other capital improvements of $7.0 million, (iii) the acquisition of IRT for $187.6 million, net of cash received, offset by (iv) proceeds from the sale of two properties of $6.7 million, and (v) proceeds from payment of notes receivable of $2.8 million, compared to net cash used in investing activities of $9.7 million for the three months ended March 31, 2002 which included: (i) the purchase of two properties and two parcels of land for $9.2 million, (ii) improvements to rental properties and construction expenditures relating to development projects totaling $3.3 million, (iii) increase in cash held for property exchanges of $6.0 million, offset by (iv) proceeds from the sale of three properties of $8.8 million.

     Net cash provided by financing activities of $175.0 million for the three months ended March 31, 2003 included: (i) net borrowings on the revolving credit facilities of $138.0 million, (ii) net proceeds from the issuance of common stock of $100.0 million, offset by (iii) the payoff of six mortgage notes for $43.5 million and monthly principal payments on mortgage notes of $2.5 million,
(iv) cash dividends paid to common stockholders of $16.1 million, and (v) other miscellaneous uses of $809,000, compared to net cash used by financing activities of $884,000 for the three months ended March 31, 2002 which included:
(i) net proceeds from issuance of common stock of $56.5 million, offset by (ii) the payoff of five mortgage notes for $27.2 million and monthly principal payments on mortgage notes of $1.5 million, (iii) net repayments on the revolving credit facility of $18.4 million, (iv) cash dividends paid to common stockholders of $8.0 million, and (v) other miscellaneous uses of $536,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal demands for liquidity are maintenance expenditures, repairs, property taxes and tenant improvements relating to rental properties, leasing costs, acquisition and development activities, debt service and repayment obligations, and distributions to its stockholders. The principal sources of funding for the Company's operations are operating cash flows, the issuance of equity and debt securities, the placement of mortgage loans and periodic borrowings under the Company's revolving credit facilities.

     On February 7, 2003 we entered into a $340 million unsecured revolving credit facility with a group of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at our option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of our senior unsecured long term indebtedness or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings in an amount not to exceed $150 million, a $25 million swing line facility for short term borrowings and a $20 million letter of credit commitment. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, we can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends. The facility is guaranteed by substantially all of our wholly-owned subsidiaries. As of March 31, 2003, we had $169 million outstanding on this credit facility. The weighted average interest rate at March 31, 2003 was $2.29%.

     As a result of our merger with IRT, we assumed IRT's obligations relating to $150 million principal amount of Senior Notes, bearing interest at fixed annual interest rates ranging from 7.25% to 7.84% and maturing between 2006 and 2012. The interest rate on one of the Senior Notes is dependent on our senior unsecured debt rating. These notes have also been guaranteed by substantially all of our wholly-owned subsidiaries.

     As of March 31, 2003, we had a $5 million unsecured credit facility with City National Bank of Florida and no amounts outstanding on this credit facility. This facility secures $1,183 in outstanding letters of credit.

     Our revolving credit facility balances as of March 31, 2003 and December 31, 2002 consisted of the following:

                                                     March 31,    December 31,
                                                        2003          2002
                                                    ----------    ------------
                                                           (in thousands)

     Revolving Credit Facilities
        City National Bank ......................... $   --         $   --
        Wells Fargo ................................  169,000         23,000
                                                     --------       --------
   Total revolving credit facilities ............... $169,000       $ 23,000
                                                     ========       ========


     As of March 31, 2003, the amount available under the various revolving credit facilities is $125 million based on the most recent available calculations.

     Our mortgage notes payable balances as of March 31, 2003 and December 31, 2002 consisted of the following:

                                                   March 31,     December 31,
                                                     2003            2002
                                                 ------------    ------------
                                                        (in thousands)

     Mortgage Notes Payable
       Fixed rate mortgage loans................    $.422,311     $ 307,508
       Variable rate mortgage loans.............           -         24,635
       Unamortized premium on notes payable.....        7,137            -
                                                   ----------    ----------
          Total mortgage notes payable..........    $ 429,448     $ 332,143
                                                   ==========    ==========

     Each of the mortgage loans is secured by a mortgage on one or more of certain of our properties. Some of the mortgage agreements contain monetary penalties if the loan is repaid prior to maturity date. Certain of the mortgage loans involving an aggregate principal balance of approximately $171 million, contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. We are in the process of obtaining the necessary consents from the lenders. Based on discussions with various lenders to date, current credit market conditions and other factors, we believe that such consents will be obtained or that the mortgages would not be accelerated. Accordingly, we believe that the ultimate outcome of this matter will not have a material adverse impact on our results of operations or financial condition.

     As of March 31, 2003, our total debt of $741.3 million less our cash and cash equivalents, cash held in escrow and securities available for sale, or $724.8 million divided by our gross real estate assets of $1,450.7 million equals 50.0%.

     As of March 31, 2003, the balances due at the maturity of our various notes payable (excluding unamortized premium) are as follows:

                                             Principal Balance
                                             -----------------
                       Year                   Due at Maturity

            2003.......................            $     6,284
            2004.......................                  8,980
            2005.......................                 36,620
            2006.......................                253,443
            2007.......................                 87,643
            Thereafter.................                348,341
                                            ------------------
                Total..................            $   741,311
                                            ==================

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

     We have entered into a ground lease with a drug store and expect to commence development in the first half of 2003 of a 25,000 square foot drug-store anchored shopping center on a parcel of land we already own at the northeast corner of S.W. 147th Avenue and Coral Way in Miami-Dade County, Florida at a total cost of $3.6 million. Development of phase three of the Shops of Skylake, totaling approximately 75,000 square feet is anticipated to be completed in early 2004 at an estimated cost of approximately $5.5 million. Development of 20,000 square feet of retail space on our four acre site at Port St. Lucie, Florida, adjacent to our Cashmere Corners retail Center, at a cost of $1.8 million is expected to be completed in late 2003. In addition, as of March 31, 2003, in order to complete the construction of other in progress development projects, we have committed to fund construction costs of $6 million. These obligations principally comprise of construction contracts and are generally due as the work is performed. We expect to fund the costs of the development of projects from cash generated from our operations, borrowings under our various revolving credit facilities and other sources of cash.

     On January 23, 2002, we filed a universal shelf registration statement with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants, up to a value of $250 million. The registration statement provides us additional flexibility in accessing capital markets to fund future growth and for general corporate purposes. As of March 31, 2003, our remaining availability under the universal shelf registration totaled $204.3 million.

     During the first quarter, we issued 224,122 shares of our common stock at a price ranging from $12.76 to $14.70 per share pursuant to our Divided Reinvestment and Stock Purchase Plan. As of March 31, 2003, our shares remaining for sale under our Dividend Reinvestment and Stock Purchase Plan totaled 4.7 million.

     We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available on acceptable terms or at all, and any future equity financing could be dilutive to existing shareholders. If adequate funds are not available, our business operations could be materially adversely affected.

     We believe that we qualify and intend to qualify as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes, while still maintaining our qualification as a REIT.

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

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

     Certain matters discussed in this Quarterly Report on Form 10-Q contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

     All statements other than statements of historical facts are forward-looking statements, and can be identified by the use of forward-looking terminology such as "may," "will," "might," "would," "expect," "anticipate," "estimate," "would," "could," "should," "believe," "intend," "project," "forecast," "target," "plan," or "continue" or the negative of these words or other variations or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on those statements, which speak only as of the date of this report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease and interest expense from the variable component of the Company's debt balances will move in the same direction. With respect to its investment portfolio, changes in interest rates generally do not affect the Company's interest income as its investments are predominantly in equity securities. With respect to its notes receivable, changes in interest rates generally do not affect the Company's interest income as its notes receivable are predominantly at fixed-rates for extended terms, and would be unaffected by any sudden change in interest rates. With respect to its mortgage notes payable, changes in interest rates generally do not affect the Company's interest expense as its mortgage notes payable are predominantly at fixed-rates for extended terms with a weighted average life of
6.98 years, and would be unaffected by any sudden change in interest rates. Because the Company has the intent to hold its existing mortgages to maturity (or until the sale of the associated property), there is believed to be no interest rate market risk on the Company's results of operations or its working capital position. The Company's possible risk is from increases in long-term real estate mortgage rates that may occur over a period of several years, as this may decrease the overall value of its real estate.

     The Company estimates the fair market value of its long term, fixed rate mortgage loans using discounted cash flow analysis based on current borrowing rates for similar types of debt. At March 31, 2003, the fair value of the fixed rate mortgage loans was estimated to be $476.4 million compared to the carrying value amount of $422.3 million, excluding unamortized premium on notes payable. If the weighted average interest rate on the Company's fixed rate debt were 100 basis points higher or lower than the current weighted average rate of 7.43%, the fair market value would be $402.5 million and $446.1 million, respectively.

     The Company estimates the fair market value of its senior unsecured fixed rate debt using discounted cash flow analysis based on current borrowing rates for similar types of debt. At March 31, 2003, the fair value of its senior unsecured fixed rate debt was estimated to be $165.3 million compared to the carrying value amount of $150 million, excluding unamortized premium on notes payable. If the weighted average interest rate on the Company's fixed rate debt were 100 basis points higher or lower than the current weighted average rate of 7.55%, the fair market value would be $144.3 million and $155.9 million, respectively.

     If the weighted average interest rate on the Company's variable rate debt were 100 basis points higher or lower, annual interest expense would increase or decrease by approximately $1.7 million based on the Company's variable rate debt balance on March 31, 2003 encompassing $169.0 million of revolving credit facilities.

     The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. The Company may use a variety of financial instruments to reduce its interest rate risk, including interest rate swap agreements whereby the Company exchanges its variable interest costs on a defined amount of principal for another party's obligation to pay fixed interest on the same amount of principal, or interest rate caps, which will set a ceiling on the maximum variable interest rate the Company will incur on the amount of debt subject to the cap and for the time period specified in the interest rate cap. The Company has executed interest rate swaps in the aggregate amount of $70 million for periods ranging from one to three years.

ITEM 4. CONTROLS AND PROCEDURES

     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within the 90-day period prior to the filing of this quarterly report. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, no significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     Following the execution of the merger agreement with IRT in October 2002, three IRT shareholders filed three separate purported class action and derivative suits in the Superior Court of Cobb County, State of Georgia, against IRT, IRT's board of directors and Equity One alleging claims of breach of fiduciary duty by the defendant directors, unjust enrichment and irreparable harm. The complaints sought declaratory relief, an order enjoining consummation of the merger, and unspecified damages. Although the Georgia court did not grant the plaintiffs the equitable relief requested and permitted the completion of the merger, two of these lawsuits, Greaves v. IRT Property Company, et. al. and Phillips v. IRT Property Company, et. al., are still pending and second amended complaints have been filed in each such suit. The third lawsuit was voluntarily dismissed. On April 23, 2003, we filed motions to dismiss each of the shareholders suits. Although we believe that these suits are without merit and intend to continue to defend them vigorously, there can be no assurance that the pending litigation will be resolved in our favor.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 12, 2003, the Company completed a private placement of 6,911,000 shares of its common stock. Three affiliated investors, Alony Hetz Properties & Investments, Ltd., Silver Maple (2001), Inc. and M.G.N. (USA) Inc. purchased 1.6 million, 1.0 million, and 4.3 million shares of common stock, respectively, at $13.50 per share. The net proceeds of $93 million in cash were used to fund a portion of the cost of the acquisition of IRT.

     The foregoing issuances were made pursuant to exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 12, 2003, the Company held a special meeting of stockholders. At the special meeting, the stockholders were asked to:

     o Approve the agreement and plan of merger with IRT and the merger of IRT with and into the Company;

     o Approve the issuance of $6,911,000 shares of common stock in connection with a private placement to affiliated investors concurrently with the closing of the IRT merger; and

     o Elect Patrick L. Flinn as a Class A director of the Company board of directors to hold office until the 2005 annual meeting of stockholders.

     With respect to the vote on the IRT merger agreement and merger, 29,975,445 votes were cast in favor of the proposal, 110,064 votes against the proposal and 33,141 votes were withheld. With respect to the vote on the private placement, 29,942,129 votes were cast in favor of the proposal, 140,194 votes against the proposal and 36,327 votes were withheld. With respect to the election of Mr. Flinn, 33,462,854 votes were cast in favor of his election, 119,058 votes against his election and 66,157 votes were withheld. Based on these results, each of the proposals was approved at the special meetings.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     During the quarterly period ended March 31, 2003, the Company filed the following reports on Form 8-K:

          (i)  Report on Form 8-K dated January 15, 2003 under Item 5 and 7.

          (ii) Report on Form 8-K dated January 23, 2003 under Item 5 and 7.

          (iii) Report on Form 8-K dated January 30, 2003 under Item 5 and 7.

          (iv) Report on Form 8-K dated February 12, 2003 under Item 7 and 9.

          (v)  Report on Form 8-K dated February 18, 2003 under Item 5 and 7.

          (vi) Report on Form 8-K dated February 20, 2003 under Item 5 and 7.

          (vii) Report on Form 8-K dated February 25, 2003 under Item 5 and 9.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Date:  May 13, 2003            EQUITY ONE, INC.



                                     /s/  CHAIM KATZMAN
                                    ---------------------------
                                    Chaim Katzman
                                    Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ HOWARD M. SIPZNER
                                    ---------------------------
                                    Howard M. Sipzner
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                INDEX TO EXHIBITS


     EXHIBIT NO.           DESCRIPTION
     -----------           -----------

       99.1                CERTIFICATE OF CHIEF EXECUTIVE OFFICER

       99.2                CERTIFICATE OF CHIEF FINANCIAL OFFICER