Form 10-Q
period 2003-06-30
EQUITY ONE INC
filed 2003-08-13
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Applicable only to Corporate Issuers:

As of the close of business on August 6, 2003, 64,085,942 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                                    FORM 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                       Page
                                                                          ------

         Condensed Consolidated Balance Sheets-
         As of June 30, 2003 and December 31, 2002 (unaudited) ............  1

         Condensed Consolidated Statements of Operations-
         For the three-month and six-month periods ended June 30, 2003 and
         2002 (unaudited) .................................................  3

         Condensed Consolidated Statements of Comprehensive Income-
         For the three-month and six-month periods ended June 30, 2003 and
         2002 (unaudited) .................................................  5

         Condensed Consolidated Statement of Stockholders' Equity-
         For the six-month period ended June 30, 2003 (unaudited) .........  6

         Condensed Consolidated Statements of Cash Flows-
         For the six-month periods ended June 30, 2003 and 2002
         (unaudited).......................................................  7

         Notes to the Condensed Consolidated Financial
         Statements (unaudited) ...........................................  9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................  21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......  29

Item 4.  Controls and Procedures..........................................  30

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................  30

Item 2.  Changes in Securities and Use of Proceeds .......................  31

Item 3.  Defaults upon Senior Securities .................................  31

Item 4.  Submission of Matters to a Vote of Security Holders .............  31

Item 5.  Other Information ...............................................  31

Item 6.  Exhibits and Reports on Form 8-K ................................  31

Signatures ...............................................................  32

Certificate of Chief Executive Officer....................................  33

Certificate of Chief Financial Officer ...................................  34

                         PART I - FINANCIAL INFORMATION


Item 1.     Condensed Consolidated Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                  June 30,              December 31,
                                                                                    2003                    2002
                                                                                 -----------            -----------
                                   ASSETS
PROPERTIES:
   Income producing ...........................................................  $ 1,414,908            $   682,941
   Less: accumulated depreciation .............................................      (52,059)               (40,433)
                                                                                 -----------            -----------
                                                                                   1,362,849                642,508

   Construction in progress and land held for development .....................       42,104                 35,923
   Properties held for sale ...................................................        1,210                   --
                                                                                 -----------            -----------

      Properties, net .........................................................    1,406,163                678,431

CASH AND CASH EQUIVALENTS .....................................................        2,119                  2,944

CASH HELD IN ESCROW ...........................................................        3,381                  5,933

 ACCOUNTS AND OTHER RECEIVABLES, NET ..........................................       11,964                  7,053

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES .................................        8,503                 10,021

GOODWILL ......................................................................       22,535                  2,276

OTHER ASSETS ..................................................................       27,841                 23,411
                                                                                 -----------            -----------

TOTAL .........................................................................  $ 1,482,506            $   730,069
                                                                                 ===========            ===========
                                                                                                         (continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                  June 30,              December 31,
                                                                                    2003                    2002
                                                                                 -----------            -----------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
NOTES PAYABLE
   Mortgage notes payable .......................................................$   420,265            $   332,143
   Revolving credit facilities ..................................................     98,931                 23,000
   Unsecured senior notes payable ...............................................    150,000                    --
                                                                                 -----------            -----------
                                                                                     669,196                355,143
Unamortized premium on notes payable ............................................     20,945                    --
                                                                                 -----------            -----------

      Total notes payable .......................................................    690,141                355,143

OTHER LIABILITIES
   Accounts payable and accrued expenses ........................................     25,416                 14,760
   Tenant security deposits .....................................................      6,678                  4,342
   Other liabilities ............................................................      2,895                  1,724
                                                                                 -----------            -----------

      Total liabilities .........................................................    725,130                375,969
                                                                                 -----------            -----------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ..................................     15,763                  3,869
                                                                                 -----------            -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value - 10,000 shares authorized but unissued .....        --                     --
   Common stock, $0.01 par value - 100,000 shares authorized, 63,517 and
      34,540 shares issued and outstanding for 2003 and 2002, respectively ......        635                    345
   Additional paid-in capital ...................................................    749,327                355,450
   Retained earnings ............................................................      1,451                  5,969
   Accumulated other comprehensive gain (loss) ..................................          1                    (46)
   Unamortized restricted stock compensation ....................................     (6,194)                (4,375)
   Notes receivable from issuance of common stock ...............................     (3,607)                (7,112)
                                                                                 -----------            -----------

      Total stockholders' equity ................................................    741,613                350,231
                                                                                 -----------            -----------

TOTAL ...........................................................................$ 1,482,506            $   730,069
                                                                                 ===========            ===========
See accompanying notes to the condensed consolidated financial statements.                               (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                           Three Months Ended      Six Months Ended
                                                                June 30,                June 30,
                                                         --------------------    --------------------
                                                           2003        2002        2003        2002
                                                         --------    --------    --------    --------
RENTAL INCOME:
    Minimum rental ..................................    $ 37,671    $ 17,983    $ 66,602    $ 35,388
    Expense recoveries ...............................     10,590       5,140      18,599      11,218
    Termination fees .................................        438         111         497         234
    Percentage rent payments .........................        463         274       1,476       1,215
                                                         --------    --------    --------    --------
      Total rental revenue ...........................     49,162      23,508      87,174      48,055

INVESTMENT INCOME ....................................        343         392         874         805

OTHER INCOME .........................................         27          37          90         135
                                                         --------    --------    --------    --------
      Total revenues .................................     49,532      23,937      88,138      48,995
                                                         --------    --------    --------    --------
COSTS AND EXPENSES:
   Property operating expenses .......................     13,328       6,708      24,360      14,216
   Interest expense ..................................     10,588       5,384      18,307      11,396
   Amortization of deferred financing fees ...........        309         217         595         413
   Rental property depreciation and amortization .....      7,086       3,266      12,099       6,476
   General and administrative expenses ...............      3,279       1,574       5,520       3,570
                                                         --------    --------    --------    --------
       Total costs and expenses ......................     34,590      17,149      60,881      36,071
                                                         --------    --------    --------    --------
INCOME BEFORE EQUITY IN INCOME OF JOINT VENTURES, LOSS
   ON EXTINGUISHMENT OF DEBT, AND MINORITY INTEREST IN
   CONSOLIDATED SUBSIDIARIES .........................     14,942       6,788      27,257      12,924

EQUITY IN INCOME OF JOINT VENTURES ...................        149         146         260         293

LOSS ON EXTINGUISHMENT OF DEBT .......................        --          --         (623)        --
                                                         --------    --------    --------    --------
INCOME BEFORE MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED SUBSIDIARIES .........................     15,091       6,934      26,894      13,217

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES .......       (238)        (26)       (379)        (51)
                                                         --------    --------    --------    --------

INCOME FROM CONTINUING OPERATIONS ....................     14,853       6,908      26,515      13,166
                                                         --------    --------    --------    --------
DISCONTINUED OPERATIONS
   Income from operations of sold properties .........        128         549         307       1,436
   Gain on disposal of income producing properties ...      1,371         981       1,874       7,103
                                                         --------    --------    --------    --------
     Total income from discontinued operations .......      1,499       1,530       2,181       8,539
                                                         --------    --------    --------    --------
NET INCOME ...........................................   $ 16,352    $  8,438    $ 28,696    $ 21,705
                                                         ========    ========    ========    ========
                                                                                           (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                             Three Months Ended         Six Months Ended
                                                  June 30,                   June 30,
                                           -----------------------   -----------------------
                                              2003         2002         2003         2002
                                           ----------   ----------   ----------   ----------
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE
   Income from continuing operations ...   $     0.25   $     0.21   $     0.49   $     0.42
   Income from discontinued operations..         0.02         0.04         0.04         0.27
                                           ----------   ----------   ----------   ----------
     Total basic earnings per share ....   $     0.27   $     0.25   $     0.53   $     0.69
                                           ==========   ==========   ==========   ==========
NUMBER OF SHARES USED IN COMPUTING
   BASIC EARNINGS PER SHARE ............       60,920       33,255       54,080       31,316
                                           ==========   ==========   ==========   ==========
DILUTED EARNINGS PER SHARE
   Income from continuing operations ...   $     0.24   $     0.21   $     0.48   $     0.41
   Income from discontinued operations..         0.02         0.04         0.04         0.27
                                           ----------   ----------   ----------   ----------
     Total diluted earnings per share...   $     0.26   $     0.25   $     0.52   $     0.68
                                           ==========   ==========   ==========   ==========
NUMBER OF SHARES USED IN COMPUTING
   DILUTED EARNINGS PER SHARE ..........       62,824       33,967       55,671       31,999
                                           ==========   ==========   ==========   ==========

See accompanying notes to the condensed consolidated financial statements.        (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                         Three Months Ended      Six Months Ended
                                                               June 30,               June 30,
                                                         -----------------       -----------------
                                                            2003      2002        2003      2002
                                                         -------   -------       -------   -------
NET INCOME ...........................................   $16,352   $ 8,438       $28,696   $21,705

OTHER COMPREHENSIVE INCOME:
   Net unrealized holding gain on securities available
   for sale ..........................................        48        21            47        28
                                                         -------   -------       -------   -------

COMPREHENSIVE INCOME .................................   $16,400   $ 8,459       $28,743   $21,733
                                                         =======   =======       =======   =======

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                Accumulated                       Notes
                                                                   Other       Unamortized     Receivable
                                      Additional                Comprehensive  Restricted       from the         Total
                           Common      Paid-In     Retained      (Loss)/         Stock       Issuance of     Stockholder'
                           Stock       Capital     Earnings       Income     Compensation    Common Stock       Equity
                         ---------    ---------    ---------    -----------   ------------    ------------   ------------
BALANCE,
JANUARY 1, 2003.......   $     345    $ 355,450    $   5,969     $      (46)   $   (4,375)    $    (7,112)    $   350,231

 Issuance of common
 stock:
    IRT transaction...         175      231,562            -              -             -               -         231,737

    Other issuances...         115      163,491            -              -        (1,819)          3,505         165,292

    Stock issuance costs         -       (1,176)           -              -             -               -          (1,176)

 Net income...........           -            -       28,696              -             -               -          28,696

 Dividends paid.......           -            -      (33,214)             -             -               -         (33,214)

 Net unrealized holding
  gain on securities
  available for sale             -            -            -             47             -               -              47
                         ---------    ---------    ---------    -----------    -----------    ------------   ------------
BALANCE,
JUNE 30, 2003.........   $     635    $ 749,327    $   1,451     $        1    $   (6,194)    $   $(3,607)    $   741,613
                         =========    =========    =========    ===========    ===========    ============   ============

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                               ------------------------------
                                                                                   2003             2002
                                                                               -------------    -------------
OPERATING ACTIVITIES:
Net income............................................................              $ 28,696         $ 21,705
 Adjustments to reconcile net income to net cash provided by operating activities:
     Straight line rent adjustment....................................                  (810)             (65)
     Provision for losses on accounts receivable......................                   399              249
     Amortization of premium on notes payable.........................                (1,366)               -
     Amortization of deferred financing fees..........................                   595              413
     Rental property depreciation and amortization....................                12,099            6,476
     Depreciation and amortization included in discontinued operations                    33              323
     Amortization of restricted stock.................................                 1,089              681
     Equity in income of joint ventures...............................                  (260)            (293)
     Loss on extinguishment of debt...................................                   623                -
     Gain on securities available for sale............................                    (8)               -
     Minority interest in earnings of consolidated subsidiaries.......                   379               51
     Gain on disposal of real estate..................................                (1,874)          (7,103)
Changes in assets and liabilities:
      Accounts and other receivables..................................                   405            1,874
      Other assets....................................................                (1,733)          (2,121)
      Accounts payable and accrued expenses...........................                (1,055)           2,076
      Tenants security deposits.......................................                   127               72
      Other liabilities...............................................                   718             (622)
                                                                               -------------    -------------
Net cash provided by operating activities.............................                38,057           23,716
                                                                               -------------    -------------
INVESTING ACTIVITIES:
   Additions to and purchase of properties............................               (21,441)         (56,869)
   Proceeds from disposal of properties and joint venture interest....                11,547           11,148
   Decrease (increase) in cash held in escrow.........................                 9,516             (596)
   Distributions received from joint ventures.........................                   535              312
   Proceeds from repayments of notes receivable.......................                 2,788              155
   Increase in deferred leasing costs.................................                (1,164)            (617)
   Sale of securities available for sale..............................                   564                -
   Cash used in the purchase of IRT...................................              (189,382)               -
   Cash acquired in the IRT acquisition...............................                 1,756                -
                                                                               -------------    -------------
Net cash used in investing activities.................................              (185,281)         (46,467)
                                                                               -------------    -------------
FINANCING ACTIVITIES:
   Repayments of mortgage notes payable...............................               (48,055)         (32,129)
   Net borrowings under revolving credit facilities...................                67,931            8,484
   Increase in deferred financing costs...............................                  (820)            (536)
   Proceeds from stock subscription and issuance of common stock......               158,676           65,409
   Stock issuance costs...............................................                (1,176)          (1,209)
   Repayment of notes receivable from issuance of common stock........                 3,505                -
   Cash dividends paid to stockholders................................               (33,214)         (17,134)
   Distributions to minority interest.................................                  (448)             (51)
                                                                               -------------    -------------
Net cash provided by financing activities.............................               146,399           22,834
                                                                               -------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................                  (825)              83

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................                  2,944              906
                                                                               -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................               $  2,119          $   989
                                                                               =============    =============

                                                                                                   (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                               ------------------------------
                                                                                   2003             2002
                                                                               -------------    -------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized.........................      $ 12,773      $    11,728
                                                                               =============    =============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Change in unrealized holding (loss) gain on securities available for sale...   $        47      $        28
                                                                               =============    =============
  Issuance of restricted stock................................................   $     3,265      $     3,183
                                                                               =============    =============
  Receivable from sale of joint venture interest..............................   $     2,229
                                                                               =============
  Common stock issued for note receivable.....................................                    $     1,534
                                                                                                =============
  Note receivable from sale of property.......................................                    $     1,425
                                                                                                =============

 The Company acquired all of the outstanding common stock of IRT for $763,047, including transaction costs:

  Fair value of assets acquired, including goodwill...........................   $   763,047
  Fair value of liabilities assumed...........................................      (341,928)
  Common stock issued.........................................................      (231,737)
                                                                               -------------

  Cash paid for IRT acquisition, including transaction costs.............        $   189,382
                                                                               =============
See accompanying notes to the condensed consolidated financial statements.                         (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)

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

     The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those partnerships of which the Company has financial and operating control. Equity One, Inc. and subsidiaries are hereinafter referred to as "the consolidated companies" or "the Company." The Company has a 50% investment in two joint ventures and a 50.1% interest in one joint venture of which it does not have financial or operating control and, accordingly, uses the equity method of accounting for these joint ventures.

     As of June 30, 2003, the Company's portfolio of neighborhood shopping centers anchored by national and regional supermarket chains and other necessity oriented retailers such as drug stores or discount stores are located in twelve states in the southern United States and consists of 178 properties, encompassing 122 supermarket-anchored shopping centers, nine drug store-anchored shopping centers, 40 other retail-anchored shopping centers, one self-storage facility, one industrial property, and five retail developments, as well as non-controlling interests in three joint ventures which own and operate commercial real estate properties.

2.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related footnotes, included in the Company's 2002 Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC.

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

3.   IRT Merger
     ----------

     On February 12, 2003, the Company completed a statutory merger with IRT Property Company ("IRT"). As a result of the merger, the Company acquired 93 properties that comprise an aggregate of approximately 10,041 square feet of
gross leasable area. The aggregate purchase price for the acquisition was $763,047 (including transaction costs and assumed debt), consisting of the payment of $189,382 in cash, the issuance of 17,490 shares of the Company's common stock valued at $231,737 and the assumption of $341,928 of outstanding debt, premium on notes payable, and other liabilities. The Company has recorded $20,259 of goodwill as a result of the acquisition. The acquisition of IRT was accounted for using the purchase method and the results of IRT are included in the Company's financial statements from the date of its acquisition. The fair values assigned to the identifiable tangible and intangible assets and liabilities are preliminary as the Company is evaluating the fair values and allocation of costs. Management does not believe that any adjustment would have a material effect on the Company's financial position or results of operations.

     The following unaudited supplemental pro forma information is presented to reflect the effects of the IRT acquisition and related transactions, and the impact on the Company's results, as if the transactions had occurred on January 1, 2002. The pro forma information includes the acquisition of IRT, the issuance of common stock related to the IRT transaction, the private placement of common stock and the borrowing under the revolving credit facility. The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the acquisition occurred as indicated, nor does it purport to represent the results of the operations for future periods:

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                       June 30,
                                                         ------------------------    --------------------------
                                                             2003         2002            2003          2002
                                                         ----------   -----------    -----------    -----------
Pro forma revenues..................................       $ 49,532      $ 46,488       $ 98,623       $ 93,597
                                                         ==========   ===========    ===========    ===========
Pro forma income from continuing operations.........       $ 14,853      $ 13,435       $ 28,855       $ 25,830
                                                         ==========   ===========    ===========    ===========
Pro forma net income................................       $ 16,352      $ 15,329       $ 31,056       $ 35,084
                                                         ==========   ===========    ===========    ===========
Pro forma earnings per share:
   Basic earnings per share:
    Income from continuing operations...............       $   0.25      $   0.23       $   0.48       $   0.46
    Income from discontinued operations.............           0.02          0.04           0.04           0.17
                                                         ----------   -----------    -----------    -----------
        Total basic earnings per share..............       $   0.27      $   0.27       $   0.52       $   0.63
                                                         ==========   ===========    ===========    ===========
   Diluted earnings per share:
     Income from continuing operations..............       $   0.24      $   0.23       $   0.47       $   0.46
     Income from discontinued operations............           0.02          0.03           0.04           0.16
                                                         ----------   -----------    -----------    -----------
        Total diluted earnings per share............       $   0.26      $   0.26       $   0.51       $   0.62
                                                         ==========   ===========    ===========    ===========

4.   Rental Property
     ---------------

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

     Total interest expense capitalized to land held for development and construction in progress was $583 and $667 for the three months ended June 30, 2003 and 2002, respectively, and $1,267 and $1,179 for the six months ended June 30, 2003 and 2002, respectively.

5.   Property Held for Sale
     ----------------------

     As of June 30, 2003, one out parcel was classified as property held for sale.

6.   Investments in and Advances to Joint Ventures
     ---------------------------------------------

     A summary of the Company's investments in and advances to joint ventures at June 30, 2003 and December 31, 2002 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                              June 30,      December 31,
              Entity            Location                      Ownership         2003            2002
----------------------------    --------------------------  -------------   ----------      ------------
PG Partners.................    Palm Beach Gardens, FL          50.0%          $ 2,753           $ 2,823
Parcel F, LLC...............    Palm Beach Gardens, FL          50.0%              228               228
Oak Square JV*..............    Gainesville, FL                   -                  -             1,243
CDG (Park Place) LLC........    Plano, TX                       50.1%            5,522             5,727
                                                                            ----------      ------------
Total investments in and advances to joint ventures......................      $ 8,503          $ 10,021
                                                                            ==========      ============

* In June 2003, the Company sold its joint venture interest in this entity.

     A summary of unaudited financial information for all joint ventures being reported on the equity method of accounting is as follows:

                                                       As of                As of
                                                   June 30, 2003       December 31, 2002
                                                  ---------------    -------------------
      Assets:
           Rental properties, net................       $  32,671              $  47,309
           Cash and cash equivalents.............             780                    690
           Other assets..........................             534                  1,170
                                                  ---------------      -----------------
           Total assets..........................       $  33,985              $  49,169
                                                  ===============      =================
       Liabilities and Ventures' Equity:
           Mortgage notes........................       $  27,927              $  44,625
           Other liabilities.....................             391                    651
           Ventures' equity......................           5,667                  3,893
                                                  ---------------      -----------------
           Total ................................       $  33,985              $  49,169
                                                  ===============      =================

     The Company's investments in joint ventures, as reported on the condensed consolidated balance sheets, differ from its proportionate share of the joint ventures' underlying net assets due to basis differentials and advances. The basis differential of approximately $3,000 is being depreciated over the useful lives of the related assets.

     As of June 30, 2003, the Company has guaranteed a mortgage note payable of $15,000 for one of its joint ventures.

                                               Three Months Ended       Six Months Ended
                                                     June 30,                 June 30,
                                             ---------------------    -------------------------
                                               2003          2002        2003            2002
                                             --------      -------     -------         --------
Revenues:
    Rental revenues ....................      $ 2,011      $ 1,751      $ 3,788        $  3,583
    Other revenues .....................            1           19            3              34
                                              -------      -------      -------        --------
      Total revenues ...................        2,012        1,770        3,791           3,617
                                              -------      -------      -------        --------
Expenses:
    Operating expenses .................          414          407          927             825
    Interest expense ...................          701          723        1,400           1,473
    Depreciation .......................          262          279          569             628
    Other expense ......................           84           43          122              71
                                              -------      -------      -------        --------
      Total expenses ...................        1,461      $ 1,452        3,018           2,997
                                              -------      -------      -------        --------
Net income .............................      $   551      $   318      $   773        $    620
                                              =======      =======      =======        ========
The Company's equity in income
   of joint ventures reported in:
      Continuing operations ............      $   149      $   146      $   260        $    293
                                              =======      =======      =======        ========
      Discontinued operations ..........      $   127      $    13      $   127        $     17
                                              =======      =======      =======        ========

     Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

7.   Borrowings
     ----------

     Each of the existing mortgage loans is secured by a mortgage on one or more of certain of the Company's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $209,000 contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company's results of operations or financial condition.

     On February 7, 2003, the Company entered into a $340,000 unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company's option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company's senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $150,000, a $25,000 swing line facility for short term borrowings, a $20,000 letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400,000. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company's ability to pay dividends would be limited to the amount necessary to maintain the Company's status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The facility is guaranteed by several of the Company's wholly-owned subsidiaries. As of June 30, 2003, the Company had $98,000 outstanding on this credit facility. The weighted average interest rate as June 30, 2003 was 1.99%.

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

     As of June 30, 2003, the Company had a $5,000 unsecured credit facility with City National Bank of Florida and had $931 outstanding on this credit facility. This facility also secures $1,378 in outstanding letters of credit.

8.   Consolidating Financial Information
     -----------------------------------

     As of June 30, 2003, substantially all of the Company's subsidiaries, including IRT Partners L.P., have guaranteed the Company's indebtedness under the unsecured senior debt. The guarantees are joint and several and full and unconditional.

                                                            Guarantors
                                                     ---------------------------
Condensed Balance Sheet                                                IRT
                                          Equity      Combined       Partners,     Eliminating      Consolidated
                                         One, Inc.   Subsidiaries       LP           Entries         Equity One
                                       -----------   ------------   ----------     -----------     -------------
As of June 30, 2003
ASSETS
   Properties, net..................     $ 517,420     $ 704,447    $ 184,296       $        -       $ 1,406,163
   Investment in affiliates.........       435,752             -            -         (435,752)                -
   Other assets.....................        34,455        39,015        2,873                -            76,343
                                        ----------    ----------    ---------       ----------       -----------
     Total assets...................     $ 987,627     $ 743,462    $ 187,169       $ (435,752)      $ 1,482,506
                                        ==========    ==========    =========       ==========       ===========
LIABILITIES
   Mortgage notes payable...........     $  86,978     $ 298,582    $ 34,705        $        -       $   420,265
   Revolving credit facilities......        98,931             -            -                -            98,931
   Senior notes, net................       150,000             -            -                -           150,000
   Unamortized premium on notes
     payable........................        20,945             -            -                -            20,945
   Other liabilities..................      12,929        19,399        2,661                -            34,989
                                        ----------    ----------    ---------       ----------       -----------
     Total liabilities................     369,783       317,981       37,366                -           725,130

 MINORITY INTEREST..................             -             -            -           15,763            15,763

STOCKHOLDER'S EQUITY
   Total stockholders' equity.......       617,844       425,481      149,803         (451,515)          741,613
                                        ----------    ----------    ---------       ----------       -----------
   Total liabilities and
     shareholders' equity.............   $ 987,627     $ 743,462    $ 187,169       $ (435,752)      $ 1,482,506
                                        ==========    ==========    =========       ==========       ===========

                                                                           Guarantors
                                                                 ----------------------------
Condensed Statement of Operations                                                   IRT
                                                     Equity        Combined       Partners,      Consolidated
                                                    One, Inc.    Subsidiaries        LP           Equity One
                                                   -----------   ------------   -------------    ------------
For the Three Months Ended June 30, 2003
RENTAL INCOME:
   Minimal rental................................  $    12,800    $   20,194      $     4,677     $    37,671
   Expense recoveries............................        3,140         6,145            1,305          10,590
   Termination fees..............................           12           422                4             438
   Percentage rent payments......................          104           272               87             463
                                                   -----------   -----------     ------------    ------------
      Total revenues.............................       16,056        27,033            6,073          49,162

INVESTMENT INCOME...............................           140           193               10             343

OTHER INCOME (LOSS).............................            65           (38)               -              27
                                                   -----------   -----------     ------------    ------------
     Total revenues.............................        16,261        27,188            6,083          49,532
                                                   -----------   -----------     ------------    ------------
COSTS AND EXPENSES:
   Property operating expenses..................         4,357         7,228            1,743          13,328
   Interest expense.............................         4,096         5,748              744          10,588
   Amortization of deferred financing fees......           195           114                -             309
   Rental property depreciation and amortization         2,409         4,080              597           7,086
   General and administrative expenses..........         3,279             -                -           3,279
                                                   -----------   -----------     ------------    ------------
     Total costs and expenses...................        14,336        17,170            3,084          34,590
                                                   -----------   -----------     ------------    ------------

INCOME BEFORE EQUITY IN INCOME OR JOINT VENTURES,
   LOSS ON EXTINGUISHMENT OF DEBT, AND MINORITY
   INTEREST IN CONSOLIDATED SUBSIDIARIES........         1,925        10,018            2,999          14,942

EQUITY IN INCOME OF JOINT VENTURES..............             -           149                -             149
                                                   -----------   -----------    -------------   -------------
INCOME BEFORE MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES..................................        1,925        10,167            2,999          15,091

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES..           (34)          (25)            (179)           (238)
                                                   -----------   -----------     ------------    ------------

INCOME FROM CONTINUING OPERATIONS................        1,891        10,142            2,820          14,853
                                                   -----------   -----------     ------------    ------------
DISCONTINUED OPERATIONS
   Income from operations of sold properties....             -           128                -             128
   Gain on disposal of income producing
   properties...................................             -         1,371                -           1,371
                                                   -----------   -----------     ------------    ------------
Total income from discontinued operations........            -         1,499                -           1,499
                                                   -----------   -----------     ------------    ------------

NET INCOME......................................   $     1,891    $   11,641      $     2,820     $    16,352
                                                   ===========   ===========     ============    ============

                                                                           Guarantors
                                                                 -----------------------------
Condensed Statement of Operations                    Equity        Combined           IRT         Consolidated
                                                    One, Inc.    Subsidiaries     Partners, LP     Equity One
                                                   -----------   ------------    -------------    ------------
For the Six Months Ended June 30, 2003
RENTAL INCOME:
   Minimal rental................................   $   20,118    $   39,347      $     7,137    $     66,602
   Expense recoveries............................        4,641        12,004            1,954          18,599
   Termination fees..............................           64           428                5             497
   Percentage rent payments......................          279           917              280           1,476
                                                   -----------   -----------    -------------     -----------
     Total revenues.............................        25,102        52,696            9,376          87,174

INVESTMENT INCOME...............................           401           402               71             874

OTHER INCOME....................................            65            25                -              90
                                                   -----------   -----------    -------------     -----------
     Total revenues.............................        25,568        53,123            9,447          88,138
                                                   -----------   -----------    -------------     -----------
COSTS AND EXPENSES:
   Property operating expenses..................         6,841        14,837            2,682          24,360
   Interest expense.............................         5,641        11,494            1,172          18,307
   Amortization of deferred financing fees......           309           284                2             595
   Rental property depreciation and amortization         3,354         7,595            1,150          12,099
   General and administrative expenses..........         5,520             -                -           5,520
                                                   -----------   -----------    -------------     -----------
     Total costs and expenses...................        21,665        34,210            5,006          60,881
                                                   -----------   ------------   --------------    -----------

INCOME BEFORE EQUITY IN INCOME OR JOINT VENTURES,
   LOSS ON EXTINGUISHMENT OF DEBT, AND MINORITY
   INTEREST IN CONSOLIDATED SUBSIDIARIES........         3,903        18,913            4,441          27,257

EQUITY IN INCOME OF JOINT VENTURES..............             -           260                -             260

LOSS ON EXTINGUISHMENT OF DEBT..................             -          (623)               -            (623)
                                                   -----------    -----------    -------------    ------------

INCOME BEFORE MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES..................................        3,903        18,550            4,441          26,894

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES..           (89)          (42)            (248)           (379)
                                                   -----------    ----------     ------------     -----------
INCOME FROM CONTINUING OPERATIONS................        3,814        18,508            4,193          26,515
                                                   -----------    ----------     ------------     -----------
DISCONTINUED OPERATIONS
   Income from operations of sold properties....             -           307                -             307
   Gain on disposal of income producing
     properties.................................             -         1,874                -           1,874
                                                   -----------    ----------     ------------     -----------

Total income from discontinued operations........            -          2,181               -           2,181
                                                   -----------    ----------     ------------     -----------

NET INCOME......................................    $    3,814   $    20,689     $      4,193    $     28,696
                                                   ===========    ==========     ============     ===========

9.   Stockholders' Equity and Earnings Per Share
     -------------------------------------------

     The following table reflects the change in number of shares of common stock outstanding for the six months ended June 30, 2003:

                                                        Common        Options
                                                         Stock       Exercised       Total
                                                    -----------    -----------    ----------
     Board of Directors/Corporate Secretary......            22*             -            22*
     Officers.....................................          167*           211           378*
     Employees and other.........................            27*           363           390*
     IRT acquisition..............................       17,490              -        17,490
     Private placement............................        6,911              -         6,911
     Security offerings...........................        3,000              -         3,000
     Dividend Reinvestment and Stock Purchase Plan          785              -           785
                                                    -----------    -----------    ----------
          Total..................................        28,402            574        28,976
                                                    ===========    ===========    ==========


     * Reflects shares of "restricted stock' which are subject to forfeiture and vest over a period of two to five years.

     The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three and six-month periods ended June 30, 2003 and 2002:


                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                               ------------------        -----------------
                                                 2003     2002            2003     2002
                                               ------   ------           ------   ------
Denominator for basic earnings per share -
   weighted average shares .................   60,920   33,255           54,080   31,316
                                               ------   ------           ------   ------
Walden Woods Village, Ltd. .................       94       94               94       94
Unvested restricted stock ..................      451      235              383      205
Convertible partnership units ..............      966      262              821      262
Stock options (using treasury method) ......      393      121              293      122
                                               ------   ------           ------   ------
   Subtotal ................................    1,904      712            1,591      683
                                               ------   ------           ------   ------
Denominator for diluted earnings per share -
   weighted average shares .................   62,824   33,967           55,671   31,999
                                               ======   ======           ======   ======

10.  Accounting for Stock Options
     ----------------------------

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

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                --------------------------------     -------------------------------
                                                    2003               2002              2003              2002
                                                -------------     --------------     -------------     -------------
Net Income           As reported..............      $  16,352           $  8,438           $28,696         $  21,705

                      Stock based employee
                        compensation expense
                        included in reported
                        net income.............             -                  -                 -                 -

                      Total stock based
                        employee compensation
                        expense determined
                        under fair value
                        based method for all
                        awards.................           169                 69               336               138
                                                -------------     --------------     -------------     -------------
                     Pro forma.................     $  16,183           $  8,369         $  28,360         $  21,567
                                                =============     ==============     =============     =============
Basic earnings
per share            As reported...............     $    0.27           $   0.25         $    0.53         $    0.69
                                                =============     ==============     =============     =============
                     Pro forma.................     $    0.27           $   0.25         $    0.52         $    0.69
                                                =============     ==============     =============     =============
Diluted earnings
per share            As reported..............      $    0.26           $   0.25         $    0.52         $    0.68
                                                =============     ==============     =============     =============
                     Pro forma................      $    0.26           $   0.25         $    0.52         $    0.68
                                                =============     ==============     =============     =============

11.  Loans to Executives
     -------------------

     As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley Act of 2002, the Company had loaned $7,112 to various executives in connection with their exercise of options to purchase shares of the Company's common stock of which $3,505 was repaid during the second quarter of 2003. The notes bear interest at a rate of 5%. Interest only is payable quarterly and the principal is due between 2006 and 2009. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, there has been no material modifications to any of the terms of the loans granted to our executives.

12.  Minority Interest
     -----------------

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

     On December 5, 2000, a wholly owned subsidiary of the Company, Equity One (North Port) Inc., entered into a limited partnership (the "Shoppes of North Port, Ltd.") as a general partner. An income producing shopping center was contributed by its owners (the "North Port Minority Partners") and the Company contributed an income producing property to a limited liability company wholly owned by the Shoppes of North Port, Ltd. Both the North Port Minority Partners and the general partner were issued 261.850 operating partnership units ("OPUs") based on the net value of the properties contributed. The North Port Minority Partners had the right to redeem their OPUs for the Company's common stock on a one-for-one basis or for cash at an agreed upon price of $11.00 per share no earlier than December 10, 2001, nor later than three and one half years thereafter. Accordingly, the minority interest has been presented in the accompanying condensed consolidated balance sheets. The North Port Minority Partners received a preferred quarterly distribution equal to a 9% annual return on their initial capital contribution through December 31, 2002. On January 1, 2003, the preferred distribution was reduced to a 3% annual return on their initial capital contribution. This amount is reflected as interest expense in the condensed consolidated financial statements. During July 2003, North Port Minority Partners redeemed their OPUs in exchange for 261.850 shares of the Company's common stock.

     The Company is the general partner of IRT Partners L.P. ("LP") and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company. LP was formed by IRT in order to enhance its acquisition opportunities through a downREIT structure. This structure offers potential sellers of properties the ability to make a tax-deferred sale of their real estate properties in exchange for limited partnership units ("OP Units") of LP. As of June 30, 2003, there were 734.267 OP Units outstanding held by partners not affiliated with the Company. LP is obligated to redeem each OP Unit held by a person other than the Company, at the request of the holder, for cash equal to the fair market value of a share of the Company's common stock at the time of such redemption, provided that the Company may elect to acquire any such OP Unit presented for redemption for one common share of stock. Such limited partnership interest of 5.59% of LP are held by persons unaffiliated with the Company and are reflected as a minority interest in the consolidated subsidiaries in the accompanying condensed consolidated balance sheets.

     The Company also records a minority interest for the limited partners' share of equity in two separate partnerships in which it controls. The two partnerships in which the Company has a general partner interest are Venice Plaza (75% interest) and North Village Center (49% interest). The minority interest has been presented in the accompanying condensed consolidated balance sheet.

13.  Dispositions
     ------------

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

     The following table reflects the properties being reported in discontinued operations for the three and six-month periods ended June 30, 2003 and 2002:

                                                                      Square Feet/    Gross Sales      Gain On
         Property                    Location          Date Sold         Acres           Price           Sale
---------------------------   ---------------------   -----------    -------------    -----------    ----------
2003 Dispositions
---------------------------
Eckerd.....................   Leesburg, FL             February             12,739       $ 4,050          $ 326
Eckerd.....................   Melbourne, FL            February             10,908         2,715            177
                                                                                      ----------     ----------
 First quarter 2003...............................................................         6,765            503
                                                                                      ----------     ----------

Pompano....................   Pompano Beach, FL         April               80,697         3,400            470
Huntcrest-Outparcels.......   Pompano Beach, FL         April           2.94 acres         3,400            470
Oak Square Joint Venture...   Gainesville, FL            June                    -         2,230            901
                                                                                      ----------     ----------

 Second quarter 2003..............................................................         7,316          1,371
                                                                                      ----------     ----------
    Total ........................................................................      $ 14,081         $1,874
                                                                                      ==========     ==========

                                                                        Square Feet/    Gross Sales       Gain On
         Property                    Location           Date Sold          Acres            Price           Sale
--------------------------    --------------------    ------------    --------------    ------------    ----------
2002 Dispositions
--------------------------
Equity One Office..........   Miami Beach, FL          February               28,780       $  6,050        $ 4,396
Olive land.................   Miami, FL                February           6.79 acres          1,900            694
Benbrook...................   Fort Worth, TX           February              247,422          2,590          1,032
Montclair apartments.......   Miami Beach, FL            June                  9,375          2,450            981
Shoppes of Westburry.......   Miami, FL                  July                 33,706          5,220            167
Forest Edge................   Orlando, FL                July                 68,631          3,475            561
Northwest Crossing.........   Dallas, TX               September              33,366          2,350            363
McMinn Plaza...............   Athens, TN               November              107,200          6,200            951
Woodforest.................   Houston, TX              December               12,741          1,850            119
                                                                                         ----------      ---------
     Total.............................................................................    $ 32,085        $ 9,264
                                                                                         ==========      =========

     The Company classified the results of operations from the properties sold during 2002 and 2003 as income from discontinued operations in the accompanying condensed consolidated statements of operations. The effect of the adoption of SFAS No. 144 on the condensed consolidated statements of operations is shown below.

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                      -----------------------       ------------------------
                                                        2003           2002           2003            2002
                                                      --------       --------       --------        --------
 Rental income......................................  $     (4)      $  1,034        $   234        $  2,527
                                                      --------       --------       --------        --------
 Operating expenses.................................        (5)           195             21             562
 Interest expense...................................         -            107              -             215
 Amortization of deferred financing fees............         -              4              -               8
 Depreciation.......................................         -            192             33             323
                                                      --------       --------       --------        --------
 Total expenses.....................................        (5)           498             54           1,108
                                                      --------       --------       --------        --------
 Equity in income of joint ventures.................       127             13            127              17
                                                      --------       --------       --------        --------
 Income from discontinued operations................  $    128       $    549        $   307        $  1,436
                                                      ========       ========       ========        ========


14.  Debt Extinguishment
     -------------------

     For the six months ended June 30, 2003, the Company prepaid various mortgage notes payable and incurred prepayment fees of $623. The Company has adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and is reporting the loss on extinguishment of debt as part of ordinary income as it no longer meets the criteria for extraordinary gain (loss) accounting treatment.

15.  New Accounting Pronouncements and Changes
     -----------------------------------------

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases. Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 as of July 2002 and has reflected gains (losses) from extinguishment of debt as part of ordinary income.

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

16.  Commitments and Contingencies
     -----------------------------

     As of June 30, 2003, the Company has pledged letters of credit totaling $1,433 as additional security for certain financings and other activities.

     The Company is subject to litigation in the normal course of business, none of which in the opinion of management will have a material adverse effect on the financial condition or results of operations of the Company.

     Following the execution of the merger agreement with IRT in October 2002, three IRT shareholders filed three separate purported class action and derivative suits in the Superior Court of Cobb County, State of Georgia, against IRT, IRT's board of directors and Equity One alleging claims of breach of fiduciary duty by the defendant directors, unjust enrichment and irreparable harm. The complaints sought declaratory relief, an order enjoining consummation of the merger, and unspecified damages. Although the Georgia court did not grant the plaintiffs the equitable relief requested and permitted the completion of the merger, two of these lawsuits, Greaves v. IRT Property Company, et. al. and Phillips v. IRT Property Company, et. al., were still pending following the merger and second amended complaints have been filed in each such suit. The third lawsuit was voluntarily dismissed. Although we believe that these suits are without merit and intend to continue to defend them vigorously, there can be no assurance that the pending litigation will be resolved in our favor.

17.  Subsequent Events
     -----------------

     During July 2003, the Company acquired three properties comprising an aggregate of 553 square feet for an aggregate purchase price of $87,958. As a result of these acquisitions, the Company has borrowed an additional $76,000 on the Wells Fargo credit facility increasing the balance outstanding to $174,000, as of August 12, 2003.

     On July 9, 2003, the Company filed a universal shelf registration statement on Form S-3 which will permit it to offer and sell various types of securities, including common stock, preferred stock, debt securities, depository shares and warrants, up to a value of $600,000. Together with the current availability under the existing shelf registration statement, the Company can issue securities from time to time with an aggregate value of up to approximately $755,000.

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

RESULTS OF OPERATIONS

     On February 12, 2003, Equity One, Inc. and IRT Property Company completed a statutory merger. The transaction has been accounted for as a purchase and the results of Equity One include the activity of IRT for the period February 12, 2003 through June 30, 2003.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Total revenues increased by $25.6 million, or 106.9%, to $49.5 million in 2003 from $23.9 million in 2002. The following factors accounted for this increase:

     o    The  acquisition  of IRT  increased  revenues by  approximately  $23.4 million;

     o Properties acquired during 2002 increased revenues by approximately $1.5 million; and

     o Other property revenues increased by $700,000 related to increases in percentage rent and expense recoveries.

     Property operating expenses increased by $6.6 million, or 98.7%, to $13.3 million for 2003 from $6.7 million in 2002. The following factors accounted for this increase:

     o The acquisition of IRT increased operating expenses by approximately $5.8 million;

     o Properties acquired during 2002 increased operating expenses by approximately $500,000; and

     o    Other property operating expenses increased by $300,000.

     Rental property depreciation and amortization increased by $3.8 million, or 117.0%, to $7.1 million for 2003 from $3.3 million in 2002. The following factors accounted for this increase:

     o The acquisition of IRT increased depreciation and amortization by approximately $3.0 million; and

     o    Other   property   depreciation   and   amortization    increased   by
          approximately $800,000.

     Interest expense increased by $5.2 million, or 96.7%, to $10.6 million for 2003 from $5.4 million in 2002. This increase was primarily due to:

     o An increase in interest expense of $4.4 million as a result of the assumption of mortgage loans and senior unsecured debt in the acquisition of IRT;

     o Interest incurred on the debt related to the acquisition of properties made during 2002 of $114,000;

     o An increase in line of credit interest expense of $1.1 million primarily related to the acquisition of IRT; and

     o    A decrease in capitalized interest of $166,000.

     o These increases to interest expense were partially offset by the payoff of various loans decreasing interest expense by $580,000.

     General and administrative expenses increased by $1.7 million, or 108.3%, to $3.3 million for 2003 from $1.6 million in 2002. Compensation and employer related expenses increased by $1.1 million and other general office expenses increased by $600,000. These expense increases were partially due to the increased staffing resulting from the IRT acquisition.

     Minority interest increased by $212,000 due to minority interests assumed in the acquisition of IRT.

     We sold two properties and a joint venture interest during 2003, the operating results which are being reflected as discontinued operations for the three-month period ended June 30, 2003 of $128,000. The sale of these two properties and the joint venture interest produced a gain of $1.4 million for 2003. The 2002 discontinued operations reflect a reclassification of operations for properties sold during 2002 and 2003. We recognized a gain of $981,000 in 2002 related to a gain in the disposal of properties sold during 2002.

     As a result of the foregoing, net income increased by $8.0 million, or 93.8%, to $16.4 million for 2003 from $8.4 million in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Total revenues increased by $39.1 million, or 79.9%, to $88.1 million in 2003 from $49.0 million in 2002. The following factors accounted for this increase:

     o    The  acquisition  of IRT  increased  revenues by  approximately  $36.1 million;

     o Properties acquired during 2002 increased revenues by approximately $3.4 million; and

     o Other property revenues decreased by $400,000 related to a decreases in percentage rent and for properties under redevelopment.

     Property operating expenses increased by $10.1 million, or 71.4%, to $24.4 million for 2003 from $14.2 million in 2002. The following factors accounted for this increase:

     o The acquisition of IRT increased operating expenses by approximately $8.9 million;

     o Properties acquired during 2002 increased operating expenses by approximately $944,000; and

     o    Other property operating expenses increased by $256,000.

     Rental property depreciation and amortization increased by $5.6 million, or 86.8%, to $12.1 million for 2003 from $6.5 million in 2002. The following factors accounted for this increase:

     o The acquisition of IRT increased depreciation and amortization by approximately $4.5 million;

     o    Properties   acquired   during   2002   increased   depreciation   and
          amortization by approximately $436,000; and

     o    Other   property   depreciation   and   amortization    increased   by
          approximately $664,000.

     Interest expense increased by $6.9 million, or 60.6%, to $18.3 million for 2003 from $11.4 million in 2002. This increase was primarily due to:

     o An increase in interest expense of $7.1 million as a result of the assumption of mortgage loans and senior unsecured debt in the acquisition of IRT;

     o Interest incurred on the debt related to the acquisition of properties made during 2002 of $500,000;

     o An increase in line of credit interest of $849,000 primarily relating to the acquisition of IRT; and

     o These increases to interest expense were partially offset by the payoff of various loans decreasing interest expense by $1.5 million, and an increase in capitalized interest of $88,000 related to development activity.

     General and administrative expenses increased by $1.9 million, or 54.6%, to $5.5 million for 2003 from $3.6 million in 2002. Compensation and employer related expenses increased by $1.7 million and other general office expenses increased by $900,000. These expense increases were partially due to the increased staffing resulting from the IRT acquisition. There was a decrease of $588,000 relating to the write off of pre-acquisition costs in 2002.

     During 2003, we settled various mortgage notes payable and incurred prepayment fees of $623,000.

     Minority interest increased by $328,000 due to minority interests assumed in the acquisition of IRT.

     We sold four properties and a joint venture interest during 2003, the operating results which are being reflected as discontinued operations for the six-month period ended June 30, 2003 of $307,000. The sale of these four properties and the joint venture interest produced a gain of $1.9 million for 2003. The 2002 discontinued operations reflect a reclassification of the operations for properties sold during 2002 and 2003. We recognized a gain of $7.1 million in 2002 related to a gain in disposal of properties.

     As a result of the foregoing, net income increased by $7.0 million, or 32.2%, to $28.7 million for 2003 from $21.7 million in 2002.

FUNDS FROM OPERATIONS

     We believe Funds From Operations ("FFO"), a widely used and appropriate supplemental measure of performance for an equity REIT, provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means income (determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains (losses) from sales of property, adjustments for extraordinary items and cumulative effects of accounting changes, plus real estate related depreciation and amortization, minority interest and after adjustments for unconsolidated partnerships and joint ventures. We present FFO to assist investors in analyzing our performance. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITS. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating our operating performance.

     The following table illustrates the calculation of FFO for the three periods ended June 30, 2003 and 2002:

                                                               Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                            ------------------------      ------------------------
                                                               2003           2002          2003           2002
                                                            ----------    ----------      ----------    ----------
     Net income ..........................................  $   16,352     $    8,438     $   28,696    $   21,705
       Adjustments:
         Depreciation and amortization related to rental
            properties ...................................       7,086          3,458         12,132         6,799
         Gain on disposal of real estate .................      (1,371)          (981)        (1,874)       (7,103)
         Minority interest in earnings of consolidated
            subsidiaries..................................         238             26            379            51
     Other Items:
         Interest on convertible partnership units .......         (22)            65             43           130
         Share of joint venture real estate depreciation..         139            140            300           314
                                                            ----------     ----------     ----------    ----------
     Funds from operations ...............................  $   22,422     $   11,146     $   39,676    $   21,896
                                                            ==========     ==========     ==========    ==========

     FFO increased by $11.3 million, or 101.2%, to $22.4 million for the three months ended June 30, 2003, from $11.1 million for the comparable period of 2002. FFO increased by $17.8 million, or 81.2%, to $39.7 million for the six months ended June 30, 2003, from $21.9 million for the comparable period of 2002. The increase is primarily the result of the inclusion of IRT's results for the current period and 2002 acquisitions, and the increases in income described above.

     The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

                                                  For the three months ended       For the six months ended
                                                           June 30,                        June 30,
                                                  --------------------------       -------------------------
                                                      2003          2002              2003           2002
                                                    --------      --------          --------       --------
Earnings per diluted share......................    $   0.26      $   0.25          $   0.52       $   0.68
 Adjustments:
 Depreciation and amortization related to
    rental properties...........................        0.11          0.10              0.21           0.21
  Gain on sale of real estate...................       (0.02)        (0.03)            (0.03)         (0.22)
  Interest on convertible partnership
     units, minority interest in earnings
     of consolidated subsidiaries, and
     share of real estate depreciation of
     joint ventures...........................          0.01          0.01              0.01           0.01
                                                    --------      --------          --------       --------

 Funds from operations per diluted share......      $   0.36      $   0.33          $   0.71       $   0.68
                                                    ========      ========          ========       ========

CASH FLOW

     Net cash provided by operations of $38.1 million for the six months ended June 30, 2003 included: (i) net income of $28.7 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $11.0 million, and
(iii) a net decrease in operating assets and liabilities of $1.6 million, compared to net cash provided by operations of $23.7 million for the six months ended June 30, 2002, which included (i) net income of $21.7 million, (ii) adjustments for non-cash items which increased cash flow by $715,000, and (iii) a net increase in operating assets and liabilities of $1.3 million.

     Net cash used in investing activities of $185.3 million for the six months ended June 30, 2003 included: (i) the acquisition of one parcel of land and a supermarket for $5.2 million, (ii) construction, development and other capital improvements of $16.2 million and (iii) the acquisition of IRT for $187.6 million, net of cash received, offset by (a) proceeds from the sale of four properties and a joint venture interest of $11.6 million, (b) proceeds from escrowed funds on sale of properties to utilize tax deferred exchange for $9.5 million, and (c) proceeds from payment of notes receivable of $2.8 million. These amounts should be compared to net cash used in investing activities of $46.5 million for the six months ended June 30, 2002 which included: (i) the acquisition of two drugstores, four shopping centers and three parcels of land for $50.1 million (ii) construction, development and other capital improvements of $6.8 million, and (iii) increased leasing costs of $617,000, offset by proceeds from the sale of three properties of $11.1 million.

     Net cash provided by financing activities of $146.4 million for the six months ended June 30, 2003 included: (i) net borrowings on the revolving credit facilities of $67.9 million, (ii) net proceeds from the issuance of common stock of $157.5 million, and (iii) proceeds from repayment of notes receivable from the issuance of common stock of $3.5 million offset by (a) the payoff of six mortgage notes for $44.1 million and monthly principal payments on mortgage notes of $4.0 million, (b) cash dividends paid to common stockholders of $33.2 million, and (c) other miscellaneous uses of $1.2 million, compared to net cash used by financing activities of $22.8 million for the six months ended June 30, 2002 which included: (i) net proceeds from issuance of common stock of $64.2 million, and (ii) net borrowings on the revolving credit facilities of $8.5 million offset by (a) the payoff of six mortgage notes for $29.3 million and monthly principal payments on mortgage notes of $2.8 million, (b) cash dividends paid to common stockholders of $17.1 million, and (c) other miscellaneous uses of $587,000.

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

     On February 7, 2003, the Company entered into a $340.0 million unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company's option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company's senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $150.0 million, a $25.0 million swing line facility for short term borrowings, a $20.0 million letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400.0 million. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company's ability to pay dividends would be limited to the amount necessary to maintain the Company's status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The facility is guaranteed by several of the Company's wholly-owned subsidiaries. As of June 30, 2003, the Company had $98.0 million outstanding on this credit facility. The weighted average interest rate as June 30, 2003 was 1.99%.

     As of June 30, 2003, the Company had a $5.0 million unsecured credit facility with City National Bank of Florida and had $931,000 outstanding on this credit facility. This facility also secures $1.4 million in outstanding letters of credit.

     Our revolving credit facility balances as of June 30, 2003 and December 31, 2002 consisted of the following:

                                              June 30,     December 31,
                                                2003          2002
                                             ---------     ----------
                                                  (in thousands)
Revolving Credit Facilities
    City National Bank .................     $    931       $     --
    Wells Fargo ........................       98,000         23,000
                                             --------       --------
       Total revolving credit facilities     $ 98,931       $ 23,000
                                             ========       ========

     As of June 30, 2003, the gross availability under the various credit facilities was approximately $264.4 million, resulting in additional borrowing capacity of $164 million.

     Our mortgage and unsecured senior notes payable balances as of June 30, 2003 and December 31, 2002 consisted of the following:

                                                                      June 30,       December 31,
                                                                        2003              2002
                                                                    ------------     ------------
                                                                             (in thousands)
     Mortgage and Unsecured Senior Notes Payable
         Fixed rate mortgage loans..............................       $ 420,265       $ 307,508
         Variable rate mortgage loans...........................            -             24,635
         Unsecured senior notes payable.........................         150,000               -
         Unamortized premium on notes payable...................          20,945               -
                                                                       ---------       ---------
            Total mortgage and unsecured senior notes payable...       $ 591,210       $ 332,143
                                                                       =========       =========

     As a result of the Company's merger with IRT, the Company assumed IRT's obligations relating to $150.0 million principal amount of senior notes, bearing interest at fixed annual interest rates ranging from 7.25% to 7.84% and maturing between 2006 and 2012. The interest rate of one series of these senior notes is subject to a 50 basis point increase if the Company does not maintain its senior unsecured debt rating. These notes have also been guaranteed by the Company's wholly-owned subsidiaries. Also, as part of the Company's merger with IRT, the Company assumed $135.4 million of mortgage notes payable.

     Each of the existing mortgage loans is secured by a mortgage on one or more of certain of the Company's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $209.0 million contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company's results of operations or financial condition.

     As of June 30, 2003, our total debt of $669.2 million less our cash and cash equivalents, cash held in escrow and securities available for sale, or $663.3 million, divided by our gross real estate assets of $1.5 billion equals 45.5%.

     As of June 30, 2003, the balances due at the maturity of our various notes payable and revolving credit facilities (excluding unamortized premium) are as follows (in thousands):

                             Fixed Rate                       Revolving            Total
                              Mortgage        Unsecured         Credit        Principal Balance
             Year              Notes        Senior Notes      Facilities       Due at Maturity
      ------------------    -----------    -------------    ------------      -----------------
      2003..............       $  4,241         $      -        $    931              $   5,172
      2004..............          8,980                -               -                  8,980
      2005..............         36,620                -               -                 36,620
      2006..............         34,444           50,000          98,000                182,444
      2007..............         12,643           75,000               -                 87,643
      Thereafter........        323,337           25,000               -                348,337
                            -----------    -------------     -----------      -----------------
          Total.........       $420,265         $150,000        $ 98,931              $ 669,196
                            ===========    =============     ===========      =================

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

     We are currently redeveloping a portion of Oakbrook Square shopping center in Palm Beach Gardens, Florida to accommodate a new Homegoods store, a new out-parcel and the re-leasing of a portion of the in-line space. In addition, we have commenced the complete redevelopment of Crossroads Square (formerly known as University Mall) in Pembroke Pines, Florida, incorporating a new Lowe's home improvement store, a new Eckerd drug store and the refurbishing of the remainder of the center. We have also begun construction of a new 46,000 square foot L.A. Fitness Sports Club as part of an anticipated 120,000 square foot addition to our Shops at Skylake in North Miami Beach, Florida.

     We are in the planning and permitting stage for several other developments and redevelopments including: (1) the development of a new 25,000 square foot CVS drug store-anchored center across the street from our Plaza Alegre shopping center in Miami, Florida; (2) the redevelopment of Salerno Village in Stuart, Florida to accommodate a new and expanded Winn Dixie supermarket; and (3) the development of 20,000 square feet of retail space on a parcel of land located adjacent to our Cashmere Corners shopping center. These developments are scheduled for completion between the end of 2003 and the summer of 2004.

     We are in the process of reconfiguring and re-leasing the former Winn Dixie space at our Walden Woods shopping center in Plant City, Florida to accommodate a 20,000 square foot Dollar Tree store, an additional 13,000 square foot junior anchor and 12,000 square feet of local space.

     As of June 30, 2003, in order to complete the construction of our development projects, we have committed to fund construction costs of $18.8 million. These obligations principally range from construction contracts and are generally due as the work is performed. We expect to fund the costs of the development of these projects from cash generated from our operations, borrowings under our various revolving credit facilities and other sources of cash.

     On January 23, 2002, we filed a universal shelf registration statement with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants, up to a value of $250 million.

     In May, 2003, we completed the sale of 3,000,000 shares of common stock of a price of $16.42 per share in an underwritten public offering. The net proceeds of $48.7 million from the stock offering were used for general corporate purposes, including the repayment of debt, ongoing development activities and the acquisition of additional shopping centers.

     In July 2003, we filed a second universal shelf registration statement with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants, up to a value of $600 million. The registration statement provides us additional flexibility in accessing capital markets to fund future growth and for general corporate purposes. In conjunction with the $155 million balance from our prior universal shelf registration, we now have approximately $755 million of availability under our existing shelf registration statements.

     For the three months ended June 30, 2003, we issued 561,364 shares of our common stock at prices ranging from $15.75 to $15.87 per share and for the six months ended June 30, 2003, we issued 785,486 shares of common stock at prices ranging from $12.76 to $15.87 per share pursuant to our Divided Reinvestment and Stock Purchase Plan. As of June 30, 2003, our shares remaining for sale under our Dividend Reinvestment and Stock Purchase Plan totaled 4.2 million.

     We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease, interest expense on the variable component of the Company's debt will move in the same direction. With respect to its mortgage and senior unsecured notes payable, changes in interest rates generally do not affect the Company's interest expense as these notes payable are predominantly at fixed-rates for extended terms with a weighted average life of 6.8 years, and
4.5 years, respectively. Because the Company has the intent to hold its existing fixed rate notes payable either to maturity or until the sale of the associated property, there is believed to be no interest rate market risk on the Company's results of operations or its working capital position. The Company's possible risk is from increases in long-term interest rates that may occur over a period of several years, as this may decrease the overall value of its real estate.

     The Company estimates the fair market value of its long term, fixed rate mortgage loans using discounted cash flow analysis based on current borrowing rates for similar types of debt. At June 30, 2003, the fair value of the fixed rate mortgage loans was estimated to be $481.5 million compared to the carrying value amount of $420.3 million, excluding the unamortized premium on notes payable. If the weighted average interest rate on the Company's fixed rate debt were 100 basis points lower or higher than the current weighted average rate of 7.43%, the fair market value would be $443.2 million and $400.9 million, respectively.

     The Company estimates the fair market value of its senior unsecured fixed rate debt using discounted cash flow analysis based on current borrowing rates for similar types of debt. At June 30, 2003, the fair value of its senior unsecured fixed rate debt was estimated to be $166.6 million compared to the carrying value amount of

$150.0 million, excluding unamortized premium on notes payable. If the weighted average interest rate on the Company's fixed rate debt were 100 basis points lower or higher than the current weighted average rate of 7.55%, the fair market value would be $155.6 million and $144.5 million, respectively.

     If the weighted average interest rate on the Company's variable rate debt were 100 basis points higher or lower, annual interest expense would increase or decrease by approximately $989,000 based on the Company's variable rate debt balance on June 30, 2003 encompassing $98.9 million of revolving credit facilities.

     The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. The Company may use a variety of financial instruments to reduce its interest rate risk, including interest rate swap agreements whereby the Company exchanges its variable interest costs on a defined amount of principal for another party's obligation to pay fixed interest on the same amount of principal, or interest rate caps, which will set a ceiling on the maximum variable interest rate the Company will incur on the amount of debt subject to the cap and for the time period specified in the interest rate cap. As of June 30, 2003, the Company has outstanding interest rate swaps in the aggregate amount of $70.0 million for periods ranging from eight months to 2.7 years.

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

     Following the execution of the merger agreement with IRT in October 2002, three IRT shareholders filed three separate purported class action and derivative suits in the Superior Court of Cobb County, State of Georgia, against IRT, IRT's board of directors and Equity One alleging claims of breach of fiduciary duty by the defendant directors, unjust enrichment and irreparable harm. The complaints sought declaratory relief, an order enjoining consummation of the merger, and unspecified damages. Although the Georgia court did not grant the plaintiffs the equitable relief requested and permitted the completion of the merger, two of these lawsuits, Greaves v. IRT Property Company, et. al. and Phillips v. IRT Property Company, et. al., were still pending following the merger and second amended complaints have been filed in each such suit. The third lawsuit was voluntarily dismissed. Although we believe that these suits are without merit and intend to continue to defend them vigorously, there can be no assurance that the pending litigation will be resolved in our favor.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 30, 2003.

     (1)  The stockholders elected three nominees to the Board of Directors:


                                                   For           Withheld
                                                   ---           ---------

     Class A Directors (term to expire in 2006)

                Noam Ben-Ozer                   55,044,042         106,833

                Chaim Katzman                   54,027,873       1,123,003

                Doron Valero                    54,028,393       1,112,483


     The  following directors' terms of office continued after the meeting:

                Peter Linneman

                Shaiy Pilpel

                Patrick L. Finn

                Robert L. Cooney

                Nathan Hetz

                Dori Segal

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

               99.1 Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

               99.2 Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

          (b)  Reports on Form 8-K:

          During the quarterly period ended June 30, 2003, the Company filed the following reports on Form 8-K:

               (i)   Report on Form 8-K dated May 8, 2003 under Item 7 and 9.

               (ii)  Report on Form 8-K dated May 13, 2003 under Item 5 and 7.

               (iii) Report on Form 8-K dated May 15, 2003 under Item 5 and 7.





                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Date: August 13, 2003                   EQUITY ONE, INC.


                                                /s/  CHAIM KATZMAN
                                                -----------------------------
                                                Chaim Katzman
                                                Chief Executive Officer
                                                (Principal Executive Officer)



                                                /s/ HOWARD M. SIPZNER
                                                -----------------------------
                                                Howard M. Sipzner
                                                Chief Financial Officer
                                                (Principal Accounting and
                                                 Financial Officer)

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER
                     --------------------------------------



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



        Date:  August 13, 2003                  /s/  CHAIM KATZMAN
                                                -----------------------------
                                                Chaim Katzman
                                                Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER
                     --------------------------------------



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



        Date:  August 13, 2003                  /s/ Howard M. Sipzner
                                                -------------------------------
                                                Howard M. Sipzner
                                                Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------





     EXHIBIT NO.        DESCRIPTION

       99.1             Certificate of Chief Executive Officer

       99.2             Certificate of Chief Financial Officer

                                                                EXHIBIT 99.1
                                                                ------------


           CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-Q of Equity One, Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chaim Katzman, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



        Date:  August 13, 2003                  /s/  CHAIM KATZMAN
                                                -----------------------------
                                                Chaim Katzman
                                                Chief Executive Officer

                                                                EXHIBIT 99.2
                                                                ------------


           CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report on Form 10-Q of Equity One, Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Sipzner, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



        Date:  August 13, 2003                  /s/ Howard M. Sipzner
                                                -------------------------------
                                                Howard M. Sipzner
                                                Chief Financial Officer