Form 10-Q
period 2003-09-30
EQUITY ONE INC
filed 2003-11-10
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


Applicable only to Corporate Issuers:

As of the close of business on October 30, 2003, 68,410,331 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                                    FORM 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Condensed Consolidated Financial Statements and Notes              Page
                                                                          ------

        Condensed Consolidated Balance Sheets
        As of September 30, 2003 and December 31, 2002 (unaudited).......   1

        Condensed Consolidated Statements of Operations
        For the three and nine-month periods ended September 30, 2003
        and 2002 (unaudited).............................................   3

        Condensed Consolidated Statements of Comprehensive Income
        For the three and nine-month periods ended September 30, 2003
        and 2002 (unaudited).............................................   5

        Condensed Consolidated Statement of Stockholders' Equity
        For the nine-month period ended September 30, 2003 (unaudited)...   6

        Condensed Consolidated Statements of Cash Flows
        For the nine-month periods ended September 30, 2003 and
        2002 (unaudited).................................................   7

        Notes to the Condensed Consolidated Financial Statements
        (unaudited)......................................................   9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................   21

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......   30

Item 4. Controls and Procedures..........................................   32

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings ...............................................   32

Item 2. Changes in Securities and Use of Proceeds .......................   33

Item 3. Defaults upon Senior Securities .................................   33

Item 4. Submission of Matters to a Vote of Security Holders .............   33

Item 5. Other Information ...............................................   33

Item 6. Exhibits and Reports on Form 8-K ................................   34

                         PART I - FINANCIAL INFORMATION


Item 1.     Condensed Consolidated Financial Statements and Notes

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                               September 30,       December 31,
                                                                                    2003               2002
                                                                            ------------------   ----------------
                                   ASSETS

PROPERTIES:
   Income producing.........................................................    $  1,557,967           $  682,941
   Less: accumulated depreciation...........................................         (59,274)             (40,433)
                                                                            ----------------     ----------------
                                                                                   1,498,693              642,508

   Construction in progress and land held for development...................          42,185               35,923
   Properties held for sale.................................................          10,543                    -
                                                                            ----------------     ----------------

      Properties, net.......................................................       1,551,421              678,431

CASH AND CASH EQUIVALENTS...................................................               -                2,944

CASH HELD IN ESCROW.........................................................               -                5,933

ACCOUNTS AND OTHER RECEIVABLES, NET.........................................          10,105                7,053

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES...............................           2,869               10,021

GOODWILL ...................................................................          22,535                2,276

OTHER ASSETS................................................................          36,244               23,411
                                                                            ----------------     ----------------

TOTAL.......................................................................    $  1,623,174           $  730,069
                                                                            ================     ================
                                                                                                       (continued)


EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                  September 30,         December 31,
                                                                                      2003                  2002
                                                                                -----------------    ----------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

NOTES PAYABLE
   Mortgage notes payable.....................................................        $   441,453          $  332,143
   Unsecured revolving credit facilities......................................            138,000                   -
   Secured revolving credit facilities........................................                  -              23,000
   Unsecured senior notes payable.............................................            150,000                   -
                                                                                -----------------    ----------------
                                                                                          729,453             355,143
   Unamortized premium on notes payable.......................................             23,047                   -
                                                                                -----------------    ----------------
      Total notes payable.....................................................            752,500             355,143

OTHER LIABILITIES
   Accounts payable and accrued expenses......................................             35,335              14,760
   Tenant security deposits...................................................              7,054               4,342
   Other liabilities..........................................................              2,173               1,724
                                                                                -----------------    ----------------
      Total liabilities.......................................................            797,062             375,969
                                                                                -----------------    ----------------
 MINORITY INTEREST............................................................             12,755               3,869
                                                                                -----------------    ----------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value - 10,000 shares authorized but unissued...                  -                   -
   Common stock, $0.01 par value - 100,000 shares authorized, 68,316 and                        3                   5
      34,540 shares issued and outstanding for 2003 and 2002, respectively....                 68                  34
   Additional paid-in capital.................................................            828,147             355,450
   Retained earnings..........................................................                541               5,969
   Accumulated other comprehensive loss.......................................             (1,994)                (46)
   Unamortized restricted stock compensation..................................            (10,413)             (4,375)
   Notes receivable from issuance of common stock.............................             (3,607)             (7,112)
                                                                                -----------------    ----------------
      Total stockholders' equity..............................................            813,357             350,231
                                                                                -----------------    ----------------
TOTAL.........................................................................       $  1,623,174          $  730,069
                                                                                =================    ================

See accompanying notes to the condensed consolidated financial statements.                                 (Concluded)


EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                           ------------------------------    ------------------------------
                                                                2003             2002             2003             2002
                                                           -------------    -------------    -------------    -------------
RENTAL REVENUE:
   Minimum rents.........................................       $ 39,503         $ 19,019        $ 105,708         $ 54,407
   Expense recoveries....................................         10,698            5,572           29,247           16,790
   Termination fees......................................            304              284              801              518
   Percentage rent payments..............................            324              112            1,800            1,327
                                                           -------------    -------------    -------------    -------------
      Total rental revenue...............................         50,829           24,987          137,556           73,042
                                                           -------------    -------------    -------------    -------------
COSTS AND EXPENSES:
   Property operating expenses...........................         14,136            7,414           38,416           21,554
   Interest expense......................................         10,167            5,208           28,598           16,616
   Amortization of deferred financing fees...............            259              169              853              582
   Rental property depreciation and amortization.........          7,535            3,428           19,576            9,953
   General and administrative expenses...................          2,737            1,435            7,936            5,020
                                                           -------------    -------------    -------------    -------------
       Total costs and expenses..........................         34,834           17,654           95,379           53,725
                                                           -------------    -------------    -------------    -------------

INCOME BEFORE OTHER INCOME AND EXPENSES, DISCONTINUED
   OPERATIONS AND MINORITY INTEREST......................         15,995            7,333           42,177           19,317

OTHER INCOME AND EXPENSES:
   Investment income.....................................             66              452              940            1,257
   Other income..........................................             48               48              138              183
   Equity in loss of joint ventures......................            (54)             (19)            (117)              (9)
   Gain (loss) on extinguishment of debt.................              -            1,520             (623)           1,520
                                                           -------------    -------------    -------------    -------------

INCOME BEFORE DISCONTINUED OPERATIONS AND MINORITY
   INTEREST..............................................         16,055            9,334           42,515           22,268
                                                           -------------    -------------    -------------    -------------
DISCONTINUED OPERATIONS:
   Income from operations of sold properties.............            212              526              953            2,245
   Gain on disposal of income producing properties.......          1,209            1,091            3,083            8,194
                                                           -------------    -------------    -------------    -------------
     Total income from discontinued operations...........          1,421            1,617            4,036           10,439
                                                           -------------    -------------    -------------    -------------

INCOME BEFORE MINORITY INTEREST..........................         17,476           10,951           46,551           32,707
MINORITY INTEREST........................................           (227)             (25)            (606)             (76)
                                                           -------------    -------------    -------------    -------------

NET INCOME...............................................       $ 17,249         $ 10,926         $ 45,945         $ 32,631
                                                           =============    =============    =============    =============
                                                                                                                 (Continued)


EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                           ------------------------------    ------------------------------
                                                                2003             2002             2003             2002
                                                           -------------    -------------    -------------     ------------
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE
   Income before discontinued operations...................     $   0.25         $   0.27         $   0.73         $   0.69
   Income from discontinued operations.....................         0.02             0.05             0.07             0.32
                                                           -------------    -------------    -------------     ------------
     Total basic earnings per share........................     $   0.27         $   0.32         $   0.80         $   1.01
                                                           =============    =============    =============     ============

NUMBER OF SHARES USED IN COMPUTING
   BASIC EARNINGS PER SHARE................................       63,777           33,926           57,348           32,195
                                                           =============    =============    =============     ============

DILUTED EARNINGS PER SHARE
   Income before discontinued operations...................    $    0.25         $   0.27         $   0.72         $   0.68
   Income from discontinued operations.....................         0.02             0.05             0.07             0.32
                                                           -------------    -------------    -------------     ------------

     Total diluted earnings per share......................    $    0.27         $   0.32         $   0.79         $   1.00
                                                           =============    =============    =============     ============

NUMBER OF SHARES USED IN COMPUTING
   DILUTED EARNINGS PER SHARE..............................       65,523           34,785           58,977           32,956
                                                           =============    =============    =============     ============

See accompanying notes to the condensed consolidated financial statements.                                       (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                     June 30,
                                                          --------------------------      --------------------------
                                                            2003             2002            2003            2002
                                                          ----------      ----------      ----------      ----------
NET INCOME.............................................    $  17,249       $  10,926       $  45,945       $  32,631

OTHER COMPREHENSIVE INCOME (LOSS):
    Net unrealized holding gain (loss) on securities
      available for sale...............................            -             (19)             47               9
    Change in fair value of cash flow hedges...........       (1,995)              -          (1,995)              -
                                                          ----------      ----------      ----------      ----------
COMPREHENSIVE INCOME...................................    $  15,254       $  10,907         $43,997       $  32,640
                                                          ==========      ==========      ==========      ==========

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                Accumulated                        Notes
                                                                   Other       Unamortized      Receivable
                                      Additional                Comprehensive  Restricted        from the         Total
                           Common      Paid-In      Retained      (Loss)/         Stock        Issuance of    Stockholders'
                           Stock       Capital      Earnings       Income      Compensation    Common Stock       Equity
                         ---------    ---------    ---------    -----------    -----------    -------------   ------------
BALANCE,
JANUARY 1, 2003.......... $    345    $ 355,450    $   5,969    $      (46)     $   (4,375)   $     (7,112)    $   350,231

Issuance of common
 stock:
   IRT transaction.......      175      231,562            -             -               -               -         231,737

   Other issuances.......      163      242,795            -             -          (6,038)          3,505         240,425

   Stock issuance costs..        -       (1,660)           -             -               -               -          (1,660)

Net income...............        -            -       45,945             -               -               -          45,945

Dividends paid...........        -            -      (51,373)            -               -               -         (51,373)

Change in fair value of
  cash flow hedges.......        -            -            -        (1,995)              -               -          (1,995)

Net unrealized holding
 gain on securities
 available for sale......        -            -            -            47               -               -              47
                         ---------    ---------    ---------    ----------      ----------    ------------     -----------
BALANCE,
SEPTEMBER 30, 2003.......$     683    $ 828,147    $     541    $   (1,994)     $  (10,413)   $     (3,607)    $   813,357
                         =========    =========    =========    ==========      ==========    ============     ===========

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                            -----------------------------------
                                                                                 2003                2002
                                                                            ----------------    ---------------
OPERATING ACTIVITIES:
Net income...............................................................       $     45,945       $     32,631
 Adjustments to reconcile net income to net cash provided by operating activities:
    Straight line rent adjustment........................................             (1,212)              (313)
    Provision for losses on accounts receivable..........................                359               (258)
    Amortization of premium on notes payable.............................             (2,465)                 -
    Amortization of deferred financing fees..............................                853                582
    Rental property depreciation and amortization........................             19,576              9,953
    Depreciation and amortization included in discontinued operations....                130                351
    Amortization of restricted stock.....................................              1,851              1,176
    Equity in loss of joint ventures.....................................                117                  9
    Loss (gain) on extinguishment of debt................................                623             (1,520)
    Gain on securities available for sale................................                 (9)               (13)
    Minority interest in earnings of consolidated subsidiaries...........                606                 76
    Gain on disposal of real estate......................................             (3,083)            (8,194)
Changes in assets and liabilities:
    Accounts and other receivables.......................................             (1,459)               989
    Other assets.........................................................             (6,438)            (4,224)
    Accounts payable and accrued expenses................................              5,975              5,704
    Tenant security deposits.............................................                503                203
    Other liabilities....................................................               (283)              (400)
                                                                            ----------------    ---------------
Net cash provided by operating activities................................             61,589             36,752
                                                                            ----------------    ---------------
INVESTING ACTIVITIES:
   Additions to and purchase of properties...............................           (139,447)           (68,706)
   Proceeds from disposal of properties and joint venture interests......             13,733             19,468
   Decrease in cash held in escrow.......................................             12,897              1,715
   Distributions received from joint ventures............................                940                630
   Proceeds from repayments of notes receivable..........................              2,808                669
   Increase in deferred leasing costs....................................             (2,719)              (831)
   Sale of securities available for sale.................................                977                637
   Cash used in the purchase of IRT......................................           (189,382)                 -
   Cash acquired in the IRT acquisition..................................              1,756                  -

                                                                            ----------------    ---------------
Net cash used in investing activities....................................           (298,437)           (46,418)
                                                                            ----------------    ---------------
FINANCING ACTIVITIES:
   Repayments of mortgage notes payable..................................            (54,369)           (41,911)
   Borrowings under mortgage notes payable...............................                  -              6,097
   Net borrowings under revolving credit facilities......................            115,000              9,098
   Repayment of revolving credit facility assumed in the IRT merger......             (8,000)                 -
   Increase in deferred financing costs..................................             (1,075)            (1,102)
   Proceeds from stock subscription and issuance of common stock.........            232,544             65,828
   Stock issuance costs..................................................             (1,660)            (1,332)
   Repayment of notes receivable from issuance of common stock...........              3,505                  -
   Cash dividends paid to stockholders...................................            (51,373)           (26,432)
   Distributions to minority interest....................................               (668)               (76)
                                                                            ----------------    ---------------

Net cash provided by financing activities................................            233,904             10,170
                                                                            ----------------    ---------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....................             (2,944)               504

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................              2,944                906
                                                                            ----------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................       $          -           $  1,410
                                                                            ================    ===============
                                                                                                     (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                              Nine Months Ended
                                                                                September 30,
                                                                        ------------------------------
                                                                            2003              2002
                                                                        ------------       -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest, net of amount capitalized....................    $   27,003         $  17,241
                                                                        ============       ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
 Change in unrealized holding gain on securities available for sale...    $      47          $       9
                                                                        ============       ===========
 Change in fair value of cash flow hedges.............................    $   (1,995)                -
                                                                        ============       ===========
 Issuance of restricted stock.........................................    $    7,534         $   3,900
                                                                        ============       ===========
 Receivable from sale of joint venture interest.......................    $    6,762
                                                                        ============
 Common stock issued for note receivable..............................                       $   1,534
                                                                                           ===========
 Note receivable from sale of property................................                       $   3,900
                                                                                           ===========

The Company acquired all of the outstanding common stock of IRT for $763,047, including transaction costs:

    Fair value of assets acquired, including goodwill.................    $  763,047
    Assumption of liabilities, unsecured senior notes and mortgage
      notes payable...................................................      (319,598)
    Fair value adjustment of unsecured senior notes and mortgage
      notes payable...................................................       (22,330)
    Common stock issued...............................................      (231,737)
                                                                        ------------
    Cash paid for IRT acquisition, including transaction costs........    $  189,382
                                                                        ============

The Company acquired and assumed the mortgage on the acquisition of a rental property :

    Fair value of rental property.....................................    $   50,463
    Assumption of mortgage note payable...............................       (27,502)
    Fair value adjustment of mortgage note payable....................        (3,182)
                                                                        ------------
    Cash paid for rental property.....................................    $   19,779
                                                                        ============

See accompanying notes to the condensed consolidated financial (Concluded) statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share amounts)

1.   Organization

     Equity One, Inc. operates as a self-managed real estate investment trust ("REIT") that principally acquires, renovates, develops and manages community and neighborhood shopping centers located predominantly in high growth markets in the southern United States. These shopping centers are primarily anchored by supermarkets or other necessity-oriented retailers such as drug stores or discount retail stores.

     The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those partnerships of which the Company has financial and operating control. Equity One, Inc. and subsidiaries are hereinafter referred to as "the consolidated companies" or "the Company." The Company has a 50% investment in two joint ventures of which the Company is not the primary beneficiary and, accordingly, uses the equity method of accounting for these joint ventures.

     As of September 30, 2003, the Company's portfolio of neighborhood shopping centers anchored by national and regional supermarket chains and other necessity oriented retailers such as drug stores or discount stores is located in twelve states in the southern United States and consists of 182 properties, encompassing 126 supermarket-anchored shopping centers, nine drug store-anchored shopping centers, 40 other retail-anchored shopping centers, one self-storage facility, one industrial property, and five retail developments, as well as non-controlling interests in two joint ventures which own and operate commercial real estate properties.

2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and with Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related footnotes for the year ended December 31, 2002, included in the Company's Current Report on Form 8-K, filed with the SEC on September 19, 2003.

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

3.   IRT Merger

     On February 12, 2003, the Company completed a statutory merger with IRT Property Company ("IRT"). As a result of the merger, the Company acquired 93 properties that comprise an aggregate of approximately 10,041 square feet of gross leasable area. The aggregate purchase price for the acquisition was $763,047 (including transaction costs and assumed debt), consisting of the payment of $189,382 in cash, the issuance of 17,490 shares of the Company's common stock valued at $231,737 and the assumption of $341,928 of outstanding debt, premium on notes payable, and other liabilities. The Company has recorded $20,259 of goodwill as a result of the acquisition. The acquisition of IRT was accounted for using the purchase method and the results of IRT are included in the Company's financial statements from the date of its acquisition. The fair values assigned to the identifiable tangible and intangible assets and liabilities are preliminary as the Company is evaluating the fair values and allocation of costs. Management does not believe that any future adjustment would have a material effect on the Company's financial position or results of operations.

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

                                                            Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                      -------------------------------    -------------------------------
                                                           2003             2002             2003              2002
                                                      --------------    -------------    --------------    -------------
Pro forma revenues................................          $ 50,829         $ 47,573         $ 148,041        $ 140,651
                                                      ==============    =============    ==============    =============
Pro forma income before discontinued operations...          $ 15,828         $ 15,717         $  44,361        $  41,138
                                                      ==============    =============    ==============    =============
Pro forma net income..............................          $ 17,249         $ 19,682         $  48,305        $  54,600
                                                      ==============    =============    ==============    =============
Pro forma earnings per share:
   Basic earnings per share:
    Income before discontinued operations.........          $   0.25         $   0.27         $    0.77        $    0.73
    Income from discontinued operations...........              0.02             0.07              0.07             0.24
                                                      --------------    -------------    --------------    -------------
        Total basic earnings per share............          $   0.27         $   0.34         $    0.84        $    0.97
                                                      ==============    =============    ==============    =============
   Diluted earnings per share:
     Income before discontinued operations........          $   0.25         $   0.26         $    0.76        $    0.72
     Income from discontinued operations..........              0.02             0.07              0.07             0.23
                                                      --------------    -------------    --------------    -------------
        Total diluted earnings per share..........          $   0.27         $   0.33         $    0.83        $    0.95
                                                      ==============    =============    ==============    =============

4.   Rental Property

     Income producing property is stated at cost and includes all costs related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of pre-development and certain direct and indirect costs of development. Costs incurred during the predevelopment stage are capitalized once management has identified a site, determined that the project is feasible and it is probable that the Company will be able to proceed with the project. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of assets, are capitalized.

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

     Total interest expense capitalized to land held for development and construction in progress was $715 and $576 for the three months ended September 30, 2003 and 2002, respectively, and $1,982 and $1,755 for the nine months ended September 30, 2003 and 2002, respectively.

     Acquisitions of properties are accounted for using the purchase method and, accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition. The Company uses various valuation methods to allocate the purchase price of acquired property between land, buildings and improvements, equipment, and other identifiable intangibles such as lease origination costs and acquired leases and any debt assumed. The Company's allocation of the purchase prices for the acquisitions consummated during 2003 is preliminary and is subject to change.

5.   Property Held for Sale

     As of September 30, 2003, one shopping center and two outparcels were classified as property held for sale.

6.   Investments in and Advances to Joint Ventures

     A summary of the Company's investments in and advances to joint ventures at September 30, 2003 and December 31, 2002 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

         Entity                  Location                      Ownership            2003             2002
----------------------------    --------------------------    -------------    -------------    -------------
PG Partners.................     Palm Beach Gardens, FL           50.0%             $  2,641        $   2,823
Parcel F, LLC...............     Palm Beach Gardens, FL           50.0%                  228              228
Oak Square JV*..............     Gainesville, FL                    -                      -            1,243
CDG (Park Place) LLC**......     Plano, TX                          -                      -            5,727
                                                                               -------------    -------------
Total investments in and advances to joint ventures.........................        $  2,869        $  10,021
                                                                               =============    =============

* As of September 30, 2003, the Company has sold its interest in this joint venture.
** As of September 30, 2003, the property held by the joint venture has been sold.

     A summary of unaudited financial information for all joint ventures being reported on the equity method of accounting is as follows:

                                                             As of                   As of
                                                      September 30, 2003       December 31, 2002
                                                    ---------------------    --------------------
        Assets:
            Rental properties, net................            $    12,188             $    47,309
            Cash and cash equivalents.............                      -                     690
            Other assets..........................                    579                   1,170
                                                    ---------------------    --------------------
            Total assets..........................            $    12,767             $    49,169
                                                    =====================    ====================

        Liabilities and Ventures' Equity:
            Mortgage notes........................            $    12,902             $    44,625
            Other liabilities.....................                    285                     651
            Ventures' (deficit) equity............                   (420)                  3,893
                                                    ---------------------    --------------------
            Total ................................            $    12,767             $    49,169
                                                    =====================    ====================

     The Company's investments in joint ventures, as reported on the condensed consolidated balance sheets, differ from its proportionate share of the joint ventures' underlying net assets due to basis differentials and advances. The basis differential of approximately $3,000 is being depreciated over the useful lives of the related assets.

                                                Three Months Ended               Nine Months Ended
                                                   September 30,                    September 30,
                                           ----------------------------    ----------------------------
                                              2003             2002            2003            2002
                                           ------------    ------------    ------------    ------------
Revenues:
    Rental revenues....................           $ 965         $ 1,769         $ 4,753         $ 5,376
    Other revenues.....................               1               -               4              10
                                           ------------    ------------    ------------    ------------
      Total revenues...................             966           1,769           4,757           5,386
                                           ------------    ------------    ------------    ------------
Expenses:
    Operating expenses.................             163             425           1,090           1,250
    Interest expense...................             377             733           1,777           2,207
    Depreciation.......................             163             304             732             931
    Other expense......................              21              55             142             126
                                           ------------    ------------    ------------    ------------
      Total expenses...................             724           1,517           3,741           4,514
                                           ------------    ------------    ------------    ------------
Net income                                        $ 242         $   252         $ 1,016         $   872
                                           ============    ============    ============    ============

The Company's equity in income
   (loss) of joint ventures reported in:
      Continuing operations............           $ (54)        $   (19)        $  (117)        $    (9)
                                           ============    ============    ============    ============
      Discontinued operations..........           $ 175         $   145         $   625         $   445
                                           ============   =============    ============    ============

     Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

7.   Borrowings

     Each of the existing mortgage loans is secured by a mortgage on one or more of the Company's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $209,000 contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company's results of operations or financial condition.

     On February 7, 2003, the Company entered into a $340,000 unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company's option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company's senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $150,000, a $25,000 swing line facility for short term borrowings, a $20,000 letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400,000. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company's ability to pay dividends would be limited to the amount necessary to maintain the Company's status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The facility is guaranteed by most of the Company's wholly-owned subsidiaries. As of September 30, 2003, the Company had $138,000 outstanding on this credit facility. The weighted average interest rate of as of September 30, 2003 was 2.17%, including the effect of the interest rate hedges.

     As a result of the Company's merger with IRT, the Company assumed IRT's obligations relating to $150,000 principal amount of senior notes, bearing interest at fixed interest rates ranging from 7.25% to 7.84% and maturing between 2006 and 2012. The interest rate of one series of these senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating. These notes have also been guaranteed by most of the Company's wholly-owned subsidiaries. Also, as part of the Company's merger with IRT, the Company assumed $135,397 of mortgage notes payable.

     As of September 30, 2003, the Company had a $5,000 unsecured credit facility, none of which is outstanding, with City National Bank of Florida. This facility also provides collateral for $1,378 in outstanding letters of credit.

8.   Consolidating Financial Information

     As of September 30, 2003, most of the Company's subsidiaries, including IRT Partners L.P., have guaranteed the Company's indebtedness under the unsecured senior debt. The guarantees are joint and several and full and unconditional.

                                                        Guarantors
                                                -------------------------
Condensed Balance Sheet                                            IRT           Non
                                     Equity         Combined     Partners,     Guaran-     Eliminating    Consolidated
                                    One, Inc.     Subsidiaries      LP           tors        Entries       Equity One
                                    ----------    ------------  ----------    ----------    ----------    ------------
As of September 30, 2003
ASSETS
   Properties, net................  $  516,904      $ 509,446    $ 183,649     $ 341,422     $       -     $ 1,551,421
   Investment in affiliates.......     435,752              -            -             -      (435,752)              -
   Other assets...................      29,619         26,180        3,300        12,654             -          71,753
                                    ----------     ----------   ----------    ----------    ----------     -----------
     Total .......................  $  982,275      $ 535,626    $ 186,949     $ 354,076     $(435,752)    $ 1,623,174
                                    ==========     ==========   ==========    ==========    ==========     ===========
LIABILITIES
   Mortgage notes payable.........  $   82,232      $ 145,253    $  34,555     $ 179,413     $       -     $   441,453
   Unsecured revolving credit
     facilities...................     138,000              -            -             -             -         138,000
   Unsecured senior notes, net....     150,000              -            -             -             -         150,000
   Unamortized premium on notes
     payable......................      15,115          3,129        4,803             -             -          23,047
   Other liabilities..............      16,420         13,952        3,426        10,764             -          44,562
                                    ----------     ----------   ----------    ----------    ----------     -----------
     Total liabilities............     401,767        162,334       42,784       190,177             -         797,062
                                    ----------     ----------   ----------    ----------    ----------     -----------

MINORITY INTEREST.................           -              -            -             -        12,755          12,755

STOCKHOLDER'S EQUITY
   Total stockholders' equity.....     580,508        373,292      144,165       163,899      (448,507)        813,357
                                    ----------     ----------   ----------    ----------    ----------     -----------

   Total.........................   $  982,275      $ 535,626    $ 186,949     $ 354,076     $(435,752)    $ 1,623,174
                                    ==========     ==========   ==========    ==========    ==========     ===========



                                                                            Guarantors
                                                                   -----------------------------
Condensed Statement of Operations                   Equity One,       Combined           IRT             Non         Consolidated
                                                       Inc.         Subsidiaries     Partners, LP     Guarantors       Equity One
                                                   ------------    -------------     ------------    ------------    -------------
For the Three Months Ended September 30, 2003
RENTAL REVENUE:
  Minimum rents..................................      $ 13,044         $ 12,814        $  4,660        $  8,985         $ 39,503
  Expense recoveries.............................         3,165            3,127           1,417           2,989           10,698
  Termination fees...............................           108               26              17             153              304
  Percentage rent payments.......................           194               81              23              26              324
                                                   ------------    -------------     -----------    ------------    -------------
    Total rental revenue.........................        16,511           16,048           6,117          12,153           50,829
                                                   ------------    -------------     -----------    ------------    -------------

COSTS AND EXPENSES:
  Property operating expenses....................         4,312            4,036           1,724           4,064           14,136
  Interest expense...............................         3,684            2,348             591           3,544           10,167
  Amortization of deferred financing fees........           149               66               -              44              259
  Rental property depreciation and amortization           2,399            2,657             799           1,680            7,535
  General and administrative expenses............         2,630               92              15               -            2,737
                                                   ------------    -------------     -----------    ------------    -------------
    Total costs and expenses.....................        13,174            9,199           3,129           9,332           34,834
                                                   ------------    -------------     -----------    ------------    -------------
INCOME BEFORE OTHER INCOME AND EXPENSES,
  DISCONTINUED OPERATIONS AND MINORITY INTEREST..         3,337            6,849           2,988           2,821           15,995

OTHER INCOME AND EXPENSES:
  Investment income..............................           (67)             131               -               2               66
  Other income...................................             7               24               -              17               48
  Equity in loss of joint ventures...............             -              (54)              -               -              (54)
                                                   ------------     ------------      ----------    ------------    -------------

INCOME BEFORE DISCONTINUED OPERATIONS AND MINORITY
  INTEREST.......................................         3,277            6,950           2,988           2,840           16,055
                                                   ------------    -------------     -----------    ------------    -------------
DISCONTINUED OPERATIONS
  Income from operations of sold properties......             -              212               -               -              212
  Gain on disposal of income producing
    properties...................................             -            1,209               -               -            1,209
                                                   ------------    -------------     -----------    ------------    -------------
    Total income from discontinued operations....             -            1,421               -               -            1,421
                                                   ------------    -------------     -----------    ------------    -------------

INCOME BEFORE MINORITY INTERST...................         3,277            8,371           2,988           2,840           17,476

MINORITY INTEREST................................             -              (25)           (164)            (38)            (227)
                                                   ------------    -------------     -----------    ------------    -------------
NET INCOME.......................................      $  3,277         $  8,346        $  2,824        $  2,802         $ 17,249
                                                   ============    =============     ===========    ============    =============



                                                                            Guarantors
                                                                   ----------------------------
Condensed Statement of Operations                    Equity One      Combined           IRT            Non           Consolidated
                                                        Inc.       Subsidiaries     Partners, LP     Guarantors       Equity One
                                                     ----------    ------------    -------------    -----------      ------------
For the Nine Months Ended September 30, 2003
RENTAL REVENUE:
   Minimum rents.................................      $ 33,161         $ 36,159        $ 11,797        $ 24,591         $105,708
   Expense recoveries............................         7,806           10,154           3,371           7,916           29,247
   Termination fees..............................           172              383              22             224              801
   Percentage rent payments......................           472              419             303             606            1,800
                                                     ----------       ----------      ----------     -----------       ----------
     Total rental revenue.......................         41,611           47,115          15,493          33,337          137,556
                                                     ----------       ----------      ----------     -----------       ----------
COSTS AND EXPENSES:
   Property operating expenses..................         11,153           11,866           4,406          10,991           38,416
   Interest expense.............................          9,646            6,727           1,563          10,662           28,598
   Amortization of deferred financing fees......            458              246               1             148              853
   Rental property depreciation and amortization          5,737            7,322           1,949           4,568           19,576
   General and administrative expenses..........          7,845               75              16               -            7,936
                                                     ----------       ----------      ----------     -----------       ----------
     Total costs and expenses...................         34,839           26,236           7,935          26,369           95,379
                                                     ----------       ----------      ----------     -----------       ----------

INCOME BEFORE OTHER INCOME AND EXPENSES,
   DISCONTINUED OPERATIONS AND MINORITY INTEREST.         6,772           20,879           7,558           6,968           42,177

OTHER INCOME AND EXPENSES:
   Investment income............................            333              523              71              13              940
   Other income.................................             72               49               -              17              138
   Equity in loss of joint ventures.............              -             (117)              -               -             (117)
   Loss on extinguishment of debt...............              -             (513)              -            (110)            (623)
                                                     ----------       ----------      ----------     -----------       ----------

INCOME BEFORE DISCONTINUED OPERATIONS AND MINORITY
   INTEREST.....................................          7,177          20,821            7,629           6,888           42,515
                                                     ----------       ----------      ----------     -----------       ----------
DISCONTINUED OPERATIONS
   Income from operations of sold properties....              -             953                -               -              953
   Gain on disposal of income producing
     properties.................................              -            3,083               -               -            3,083
                                                     ----------       ----------      ----------     -----------       ----------

     Total income from discontinued operations..              -            4,036               -               -            4,036
                                                     ----------       ----------      ----------     -----------       ----------

INCOME BEFORE MINORITY INTEREST.................          7,177           24,857           7,629           6,888           46,551

MINORITY INTEREST...............................              -             (488)              -            (118)            (606)
                                                     ----------       ----------      ----------     -----------       ----------

NET INCOME......................................       $  7,177         $ 24,369        $  7,629        $  6,770          $45,945
                                                     ==========       ==========      ==========     ===========       ==========


9.   Stockholders' Equity and Earnings Per Share

     The following table reflects the change in number of shares of common stock outstanding for the nine months ended September 30, 2003:

                                                         Common         Options
                                                         Stock         Exercised         Total
                                                     ------------    -------------    ------------
    Board of Directors.............................            24*              16              40*
    Officers.......................................           403*             269             672*
    Employees and other............................            35*             381             416*
    Exercise of OP units...........................           262                -             262
    IRT acquisition................................        17,490                -          17,490
    Private placement..............................         6,911                -           6,911
    Security offerings.............................         6,000                -           6,000
    Dividend Reinvestment and Stock Purchase Plan..         1,986                -           1,986
                                                     ------------    -------------    ------------
            Total..................................        33,111              666          33,777
                                                     ============    =============    ============


          *  Reflects  shares  of  "restricted   stock"  which  are  subject  to
          forfeiture and vest over periods from two to five years.

     The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three and nine-month periods ended September 30, 2003 and 2002:

                                                        Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                   ------------------------------    ----------------------------
                                                       2003             2002             2003            2002
                                                   -------------    -------------    -------------    ------------
Denominator for basic earnings per share -
   weighted average shares .......................        63,777           33,926           57,348          32,195
                                                   -------------    -------------    -------------    ------------

Walden Woods Village, Ltd.........................            94               94               94              94
Unvested restricted stock ........................           492              389              490             268
Convertible partnership units ....................           734              262              619             262
Stock options (using treasury method).............           426              114              426             137
                                                   -------------    -------------    -------------    ------------
    Subtotal......................................         1,746              859            1,629             761
                                                   -------------    -------------    -------------    ------------
Denominator for diluted earnings per share -
   weighted average shares........................        65,523           34,785           58,977          32,956
                                                   =============    =============    =============    ============


10.  Accounting for Stock Options

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


                                                       Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                ---------------------------------    --------------------------------
                                                      2003             2002              2003              2002
                                                --------------    ---------------    --------------    --------------
Net Income           As reported...............       $ 17,249           $ 10,926          $ 45,945          $ 32,631

                     Stock based employee
                        compensation expense
                        included in reported
                        net income.............              -                  -                 -                 -

                     Total stock based
                        employee compensation
                        expense determined
                        under fair value
                        based method for all
                        awards.................            279                419               614               557
                                                --------------    ---------------    --------------    --------------
                     Pro forma.................       $ 16,971           $ 10,507          $ 45,331          $ 32,074
                                                ==============    ===============    ==============    ==============
Basic earnings per
share                As reported...............       $   0.27           $   0.32          $   0.80          $   1.01
                                                ==============    ===============    ==============    ==============
                     Pro forma.................       $   0.27           $   0.31          $   0.79          $   1.00
                                                ==============    ===============    ==============    ==============

Diluted earnings
per share            As reported...............       $   0.27           $   0.32          $   0.79          $   1.00
                                                ==============    ===============    ==============    ==============

                     Pro forma.................       $   0.26           $   0.30          $   0.78          $   0.98
                                                ==============    ===============    ==============    ==============


11.  Loans to Executives

     As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley Act of 2002, the Company had loaned $7,112 to various executives in connection with their exercise of options to purchase shares of the Company's common stock of which $3,505 has been repaid during 2003. The notes bear interest at a rate of 5%. Interest only is payable quarterly and the principal is due between 2006 and 2009. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, there have been no material modifications to any of the terms of the loans granted to our executives.

12.  Minority Interest

     On December 30, 1998, a wholly owned subsidiary of the Company, Equity One (Walden Woods) Inc. (the "Walden Woods General Partner"), formed a limited partnership, in which a retail shopping center was contributed by its owners (the "Walden Woods Minority Partners"), and the Walden Woods General Partner contributed 93.656 shares of Company common stock at an agreed-upon price of $10.30 per share. Based on this per share price and the net asset value of the property contributed by the Walden Woods Minority Partners, each of the partners received 93.656 limited partnership units. The Company and the Walden Woods Minority Partners have entered into an agreement (the "Redemption Agreement") whereby the Walden Woods Minority Partners can request that the Company purchase either their limited partnership units or any shares of Company common stock which they have received in exchange for their limited partnership units at a price of $10.30 per unit or per share no earlier than two years, nor later than fifteen years, after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented in the accompanying condensed consolidated balance sheet. In addition, under the terms of the limited partnership agreement, the Walden Woods Minority Partners do not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the Walden Woods Minority Partners to the extent of the dividends declared. The 93.656 shares of common stock of the Company held by the consolidated limited partnership are not considered outstanding in the calculation of basic earnings per share.

     On December 5, 2000, a wholly owned subsidiary of the Company, Equity One (North Port) Inc., entered into a limited partnership (the "Shoppes of North Port, Ltd.") as a general partner. An income producing shopping center was contributed by its owners (the "North Port Minority Partners") and the Company contributed an income producing property to a limited liability wholly owned by the Shoppes of North Port, Ltd. Both the North Port Minority Partners and the general partner were issued 261.850 operating partnership units ("OPUs") based on the net value of the properties contributed. The North Port Minority Partners had the right to redeem their OPUs for the Company's common stock on a one-for-one basis or for cash at an agreed upon price of $11.00 per share no earlier than December 10, 2001, nor later than three and one half years thereafter. The North Port Minority Partners received a preferred quarterly distribution equal to a 9% annual return on their initial capital contribution through December 31, 2002. On January 1, 2003, the preferred distribution was reduced to a 3% annual return on their initial capital contribution. This amount is reflected as interest expense in the condensed consolidated financial statements. During July 2003, North Port Minority Partners redeemed their OPUs in exchange for 261.850 shares of the Company's common stock.

     The Company is the general partner of IRT Partners L.P. ("LP") and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company. LP was formed in order to enhance the acquisition opportunities of the Company through a downREIT structure. This structure offers potential sellers of properties the ability to make a tax-deferred sale of their real estate properties in exchange for limited partnership units ("OP Units") of LP. As of September 30, 2003, there were 734.266 OP Units outstanding held by partners not affiliated with the Company. LP is obligated to redeem each OP Unit held by a person other than the Company, at the request of the holder, for cash equal to the fair market value of a share of the Company's common stock at the time of such redemption, provided that the Company may elect to acquire any such OP Unit presented for redemption for one share of common stock. Such limited partnership interest of 5.59% of LP are held by persons unaffiliated with the Company and are reflected as a minority interest in the consolidated subsidiaries in the accompanying condensed consolidated balance sheets.

     The Company also records a minority interest for the limited partners' share of equity in two separate general partnerships in which it controls and is the primary beneficiary. The two partnerships in which the Company has a partnership interest are Venice Plaza (75% interest) and North Village Center (49% interest). The minority interest has been presented in the accompanying condensed consolidated balance sheet.

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

     The following table reflects the properties being reported in discontinued operations for the three and nine-month periods ended September 30, 2003 and 2002:

                                                                        Square Feet/    Gross Sales      Gain On
         Property                    Location           Date Sold          Acres           Price           Sale
----------------------------    ------------------    -------------    -------------    -----------    -----------
2003 Dispositions
----------------------------
Eckerd.....................     Leesburg, FL            February              12,739        $ 4,050          $ 326
Eckerd.....................     Melbourne, FL           February              10,908          2,715            177
                                                                                        -----------    -----------
 First quarter 2003.................................................................          6,765            503
                                                                                        -----------    -----------
Pompano....................     Pompano Beach, FL        April                80,697          3,400            470
Huntcrest-Outparcels.......     Huntcrest, GA             May             2.94 acres          1,686              -
Oak Square Joint Venture...     Gainesville, FL           June                   n/a          2,230            901
 Second quarter 2003................................................................          7,316          1,371
                                                                                        -----------    -----------
CDG (Park Place) LLC JV....     Plano, TX               September                n/a          4,434          1,209
Heritage Walk..............     Milledgeville, GA     Under contract         151,191         10,000              -
                                                                                        -----------    -----------
 Third quarter 2003.................................................................         14,434          1,209
                                                                                        -----------    -----------
    Total ..........................................................................       $ 28,515       $  3,083
                                                                                        ===========    ===========



         Property                    Location           Date Sold          Acres            Price           Sale
 --------------------------    --------------------    ------------    -------------    ------------    -----------
 2002 Dispositions
 --------------------------
 Equity One Office..........   Miami Beach, FL          February             28,780         $ 6,050        $ 4,396
 Olive land.................   Miami, FL                February         6.79 acres           1,900            694
 Benbrook...................   Fort Worth, TX           February            247,422           2,590          1,032
 Montclair apartments.......   Miami Beach, FL          September             9,375           2,450            981
 Shoppes of Westburry.......   Miami, FL                  July               33,706           5,220            167
 Forest Edge................   Orlando, FL                July               68,631           3,475            561
 Northwest Crossing.........   Dallas, TX               September            33,366           2,350            363
 McMinn Plaza...............   Athens, TN               November            107,200           6,200            951
 Woodforest.................   Houston, TX              December             12,741           1,850            119
                                                                                       ------------    -----------
     Total..........................................................................       $ 32,085      $   9,264
                                                                                       ============    ===========

     The Company classified the results of operations from the properties sold during 2002 and 2003 as income from discontinued operations in the accompanying condensed consolidated statements of operations. The effect of the adoption of SFAS No. 144 on the condensed consolidated statements of operations is shown below.

                                                         Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                    ---------------------------    ---------------------------
                                                        2003          2002             2003          2002
                                                    -----------    ------------    -----------    ------------
 Rental revenue...................................        $ 273           $ 744          $954          $ 3,271
                                                    -----------    ------------    -----------    ------------

 Property operating expenses......................           66             153           167              791
 Interest expense.................................          131              47           328              262
 Amortization of deferred financing fees..........            -              59             1               67
 Rental property depreciation and amortization....           39             104           130              351
                                                    -----------    ------------    -----------    ------------

 Total expenses...................................          236             363           626            1,471
                                                    -----------    ------------    -----------    ------------

 Equity in income of joint ventures...............          175             145           625              445
                                                    -----------    ------------    -----------    ------------

 Income from discontinued operations..............       $  212           $ 526          $953          $ 2,245
                                                    ===========    ============    ===========    ============


14.  Debt Extinguishment

     For the nine months ended September 30, 2003, the Company prepaid various mortgage notes payable and incurred prepayment fees of $623. The Company has adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and is reporting the loss on extinguishment of debt as part of ordinary income as it no longer meets the criteria for extraordinary gain (loss) accounting treatment.

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

     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of ABR 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements will take effect almost immediately and are required for all financial statements issued after January 31, 2003. The consolidated provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. The Company has evaluated the effect of FIN 46 and has determined where it is the primary beneficiary and has consolidated those VIE's. Where the Company has determined it is not the primary beneficiary of the VIE, it reports the VIE under the equity method. The Company has not become a party to any VIE's during 2003.

     In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies the accounting and reporting for derivative instruments, including derivative instruments that are embedded in contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The Company adopted this pronouncement beginning July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of the guidance in FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The FASB decided to defer the application of the aspect of Statement 150 until it could consider some of the resulting implementation issues.

16.  Commitments and Contingencies

     As of September 30, 2003, the Company has pledged letters of credit totaling $1,433 as additional security for certain financings and other activities.

     The Company is subject to litigation in the normal course of business, none of which in the opinion of management will have a material adverse effect on the financial condition or results of operations of the Company.

     Following the execution of the merger agreement with IRT in October 2002, three IRT shareholders filed three separate purported class action and derivative suits in the Superior Court of Cobb County, State of Georgia, against IRT, IRT's board of directors and Equity One alleging claims of breach of fiduciary duty by the defendant directors, unjust enrichment and irreparable harm. The complaints sought declaratory relief, an order enjoining consummation of the merger, and unspecified damages. Although the Georgia court did not grant the plaintiffs the equitable relief requested and permitted the completion of the merger, two of these lawsuits, Greaves v. IRT Property Company, et. al. and Phillips v. IRT Property Company, et. al., were still pending following the merger. The third lawsuit was voluntarily dismissed. Following the execution in August 2003 of a settlement agreement among the parties to the lawsuits, on September 23, 2003, the superior court approved dismissals with prejudice of these two lawsuits. All settlement related costs were paid by IRT's former insurance carrier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein and the Company's audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Current Report on Form 8-K filed September 19, 2003. The results of operations for an interim period may not give a true indication of results for the year.

     Unless the context otherwise requires, all references to "we," "our," "us," "Equity One," and the "Company" in this report refer collectively to Equity One Inc., and its subsidiaries, including joint ventures.

RESULTS OF OPERATIONS

     On February 12, 2003, Equity One, Inc. and IRT Property Company completed a statutory merger. The transaction has been accounted for as a purchase and the results of Equity One include the activity of IRT for the period February 12, 2003 through September 30, 2003.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Total rental revenue increased by $25.8 million, or 103.4%, to $50.8 million in 2003 from $25.0 million in 2002. The following factors accounted for this difference:

     o    The  acquisition  of IRT  increased  revenue  by  approximately  $22.9 million;

     o Properties acquired during 2003 increased revenue by approximately $2.7 million; and

     o Other property rental revenue increased by $270,000 related to an increase in expense recoveries.

     Property operating expenses increased by $6.7 million, or 90.7%, to $14.1 million for 2003 from $7.4 million in 2002. The following factors accounted for this difference:

     o The acquisition of IRT increased operating expenses by approximately $6.1 million;

     o Properties acquired during 2003 increased operating expenses by approximately $737,000; and

     o    Other property operating expenses decreased by $153,000.

     Rental property depreciation and amortization increased by $4.1 million, or 119.8%, to $7.5 million for 2003 from $3.4 million in 2002. The following factors accounted for this difference:

     o The acquisition of IRT increased depreciation and amortization by approximately $3.2 million;

     o    Properties   acquired   during   2003   increased   depreciation   and
          amortization by approximately $483,000; and

     o    Other   property   depreciation   and   amortization    increased   by
          approximately $471,000.

     Interest expense increased by $5.0 million, or 95.2%, to $10.2 million for 2003 from $5.2 million in 2002. This difference was primarily due to:

     o An increase in interest expense of $4.3 million as a result of the assumption of mortgage loans and senior unsecured debt in the acquisition of IRT;

     o Interest incurred on the debt related to the acquisition of properties during 2003 of $784,000;

     o    An  increase  in  revolving  credit  facility   interest  of  $581,000
          primarily related to the acquisition of IRT and payoff of various mortgage loans; and

     o These increases to interest expense were partially offset by an increase in capitalized interest of $139,000 related to development activity and the payoff of various loans decreasing interest expense by $526,000.

     General and administrative expenses increased by $1.3 million, or 90.7%, to $2.7 million for 2003 from $1.4 million in 2002. Compensation and employer related expenses increased by $795,000 and other general office expenses increased by $505,000. These expense increases were due to the increase in staffing resulting from the IRT acquisition.

     Investment income decreased by $386,000 due to the principal repayments received on notes receivable.

     During 2002, we settled a mortgage note at a discount and recognized a gain on the extinguishment of debt of $1.5 million.

     We sold a property held in a joint venture and have one property that is held for sale for the three month period ended September 30, 2003, the operating results of $212,000 are being reflected as income from operations of sold properties. The sale by the joint venture produced a gain of $1.2 million for 2003. The 2002 discontinued operations reflect a reclassification of operations for properties sold during 2002 and 2003. We recognized a gain of $1.1 million in 2002 related to a gain on the disposal of properties sold during 2002.

     Minority interest increased by $202,000 due to minority interests assumed in the acquisition of IRT.

     As a result of the foregoing, net income increased by $6.3 million, or 57.9%, to $17.2 million for 2003 from $10.9 million in 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Total rental revenue increased by $64.6 million, or 88.3%, to $137.6 million in 2003 from $73.0 million in 2002. The following factors accounted for this difference:

     o    The  acquisition  of IRT  increased  revenue  by  approximately  $58.4 million;

     o Properties acquired during 2002 increased revenue by approximately $3.7 million;

     o Properties acquired during 2003 increased revenue by approximately $2.7 million; and

     o Other property rental revenue decreased by $243,000 related to a decrease in percentage rent and expense recoveries.

     Property operating expenses increased by $16.8 million, or 78.2%, to $38.4 million for 2003 from $21.6 million in 2002. The following factors accounted for this difference:

     o The acquisition of IRT increased operating expenses by approximately $16.4 million;

     o Properties acquired during 2002 increased operating expenses by approximately $1.2 million;

     o Properties acquired during 2003 increased operating expenses by $737,000; and

     o    Other property operating expenses decreased by $1.4 million.

     Rental property depreciation and amortization increased by $9.6 million, or 96.7%, to $19.6 million for 2003 from $10.0 million in 2002. The following factors accounted for this difference:

     o The acquisition of IRT increased depreciation and amortization by approximately $7.6 million;

     o    Properties   acquired   during   2002   increased   depreciation   and
          amortization by approximately $476,000;

     o    Properties   acquired   during   2003   increased   depreciation   and
          amortization by $483,000; and

     o    Other   property   depreciation   and   amortization    increased   by
          approximately $1.1 million.

     Interest expense increased by $12.0 million, or 72.1%, to $28.6 million for 2003 from $16.6 million in 2002. This difference was primarily due to: o An increase in interest expense of $11.2 million as a result of the assumption of mortgage loans and senior unsecured debt in the acquisition of IRT;

     o Interest incurred on the debt related to the acquisition of properties made during 2002 of $1.1 million;

     o An increase in line of credit interest of $1.4 million primarily relating to the acquisition of IRT; and

     o These increases to interest expenses were partially offset by an increase in capitalized interest of $200,000 related to development activity and the payoff of various loans decreasing interest expense by $1.5 million.

     General and administrative expenses increased by $2.9 million, or 58.1%, to $7.9 million for 2003 from $5.0 million in 2002. Compensation and employer related expenses increased by $2.5 million and other general office expenses increased by $969,000. These expense increases were partially due to the increase in staffing resulting from the IRT acquisition. There was a decrease of $569,000 relating to the write off of pre-acquisition costs in 2002.

     Investment income decreased by $317,000 due to the principal repayments received on notes receivable.

     During 2003, we repaid various mortgage notes payable and incurred prepayment fees of $623,000. During 2002, we settled a mortgage note at a discount and recognized a gain on the extinguishment of debt of $1.5 million.

     We sold four properties, a property held by a joint venture and a joint venture interest during 2003, the associated operating results of $953,000 is reflected as income from operations of sold properties for the nine-month period ended September 30, 2003. The sale of these properties and the joint venture interest produced a gain of $3.1 million for 2003. The 2002 discontinued operations reflect a reclassification of the operations for properties sold during 2002 and 2003. We recognized a gain of $8.2 million in 2002 related to the disposal of properties.

     Minority interest increased by $530,000 due to minority interests assumed in the acquisition of IRT.

     As a result of the foregoing, net income increased by $13.3 million, or 40.8%, to $45.9 million for 2003 from $32.6 million in 2002.

FUNDS FROM OPERATIONS

     We believe Funds From Operations ("FFO") (combined with the primary GAAP presentations) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry, in particular, REITs. Accounting for real estate assets using historical cost accounting under accounting principles generally accepted in the United States of America ("GAAP") assumes that the value of real estate diminishes predictably over time. The National Association of Real Estate Investment Trusts ("NAREIT") stated in its April 2002 White Paper on Funds from Operations "since real estate values...have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves."

     FFO, as defined by NAREIT, is "net income (computed in accordance with GAAP), excluding (gains or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." We believe that financial analysts, investors and stockholders are better served by the clearer presentation of comparable period operating results generated from our FFO measure. Our method of calculating FFO may be different from methods used by other REITs and accordingly, may not be comparable to such other REITs.

     FFO is presented to assist investors in analyzing our performance and to provide an indication of our ability to fund capital expenditures, distribution requirements and other cash needs. FFO (i) does not represent cash flow from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including the ability to make distributions, and (iii) should not be considered as an alternative to net income (which is determined in accordance with GAAP) for purposes of evaluating our operating performance. We believe net income is the most directly comparable GAAP measure to FFO.

     The following table illustrates the calculation of FFO for the three and nine-month periods ended September 30, 2003 and 2002:

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                            --------------------------    -------------------------
                                                               2003           2002          2003           2002
                                                            ------------   -----------    ----------    -----------
   Net income .............................................   $   17,249     $ 10,926      $ 45,945       $ 32,631
     Adjustments:
       Rental property depreciation and amortization,              7,574        3,532        19,706         10,304
          including discontinued operations................
       Gain on disposal of income producing properties.....       (1,209)      (1,091)       (3,083)        (8,194)
       Minority interest...................................          227           25           606             76
   Other Items:
       Interest on convertible partnership units ..........           64           43           194              -
       Pro-rata share of real estate depreciation from
          joint ventures...................................           83          152           383            466
                                                            ------------   ----------    ----------    -----------
   Funds from operations ..................................   $   23,924     $ 13,608      $ 63,600       $ 35,477
                                                            ============   ==========    ==========    ===========


     FFO increased by $10.3 million, or 75.8%, to $23.9 million for the three months ended September 30, 2003, from $13.6 million for the comparable period of 2002. FFO increased by $28.1 million, or 79.3%, to $63.6 million for the nine months ended September 30, 2003, from $35.5 million for the comparable period of 2002. The increase is primarily the result of the inclusion of IRT's results for the current period and 2002 and 2003 acquisitions, and the increases in income described above.

     The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                          September 30,
                                              -------------------------------    ------------------------------
                                                    2003              2002             2003              2002
                                              --------------    -------------    --------------    ------------

 Earnings per diluted share*..................     $  0.27           $ 0.32            $ 0.79            $ 1.00
 Adjustments:
 Rental property depreciation and
    amortization, including discontinued
    operations................................        0.12             0.10              0.33              0.31
  Gain on disposal of income producing
     properties...............................       (0.02)           (0.03)            (0.05)            (0.25)
  Pro-rata share of real estate
     depreciation of joint ventures...........           -                -              0.01              0.02
                                              ------------      -----------      ------------      ------------

 Funds from operations per diluted share......     $  0.37           $ 0.39            $ 1.08            $ 1.08
                                              ============      ===========      ============      ============


* Earnings per diluted share reflect the add-back of interest on convertible partnership units and the minority interest(s) in earnings of consolidated subsidiaries which are convertible to shares of our common stock.

CASH FLOW

     Net cash provided by operations of $61.6 million for the nine months ended September 30, 2003 included: (i) net income of $45.9 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $17.4 million, offset by an increase in operating assets over operating liabilities of $1.7 million, compared to net cash provided by operations of $36.8 million for the nine months ended September 30, 2002, which included (i) net income of $32.6 million, (ii) adjustments for non-cash items which increased cash flow by $1.8 million, and (iii) an increase in operating liabilities over operating assets of $2.4 million.

     Net cash used in investing activities of $298.4 million for the nine months ended September 30, 2003 included: (i) the acquisition of one parcel of land held for future development, an outparcel, a grocery store building at one of our existing centers and four shopping centers for $116.9 million, (ii) construction, development and other capital improvements of $22.5 million and
(iii) the acquisition of IRT for $187.6 million, net of cash received, and (iv) increased leasing costs of $2.7 million, offset by (a) proceeds from the sale of four properties and a joint venture interest of $13.7 million, (b) proceeds from escrowed funds on sale of properties to utilize tax deferred exchanges for $12.9 million, (c) proceeds from payment of notes receivable of $2.8 million and (d) proceeds from other sources of $1.9 million. These amounts should be compared to net cash used in investing activities of $46.4 million for the nine months ended September 30, 2002 which included: (i) the acquisition of two drugstores, four shopping centers and three parcels of land for $59.4 million (ii) construction, development and other capital improvements of $9.3 million, and (iii) increased leasing costs of $831,000, offset by proceeds from the sale of three properties of $19.5 million and proceeds from escrow and other sources of $3.6 million.

     Net cash provided by financing activities of $233.9 million for the nine months ended September 30, 2003 included: (i) net borrowings on the revolving credit facilities of $115.0 million, less the pay down of $8.0 million on the credit facility assumed in the IRT merger, (ii) net proceeds from the issuance of common stock of $230.9 million, and (iii) proceeds from repayment of notes receivable of $3.5 million, offset by (a) the payoff of nine mortgage notes for $48.4 million and monthly principal payments on mortgage notes of $6.0 million,
(b) cash dividends paid to common stockholders of $51.4 million, and (c) other miscellaneous uses of $1.7 million, compared to net cash used by financing activities of $10.2 million for the nine months ended September 30, 2002 which included: (i) net proceeds from issuance of common stock of $64.5 million, (ii) net borrowings on the revolving credit facilities of $9.1 million and (iii) new mortgage note borrowings of $6.1 million, offset by (a) the payoff of ten mortgage notes for $37.7 million and monthly principal payments on mortgage notes of $4.2 million, (b) cash dividends paid to common stockholders of $26.4 million, and (c) other miscellaneous uses of $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal demands for liquidity are maintenance expenditures, repairs, property taxes and tenant improvements relating to rental properties, leasing costs, acquisition and development activities, debt service and repayment obligations and distributions to its stockholders. The principal sources of funding for the Company's operations are operating cash flows, the issuance of equity and debt securities, the placement of mortgage loans and periodic borrowings under the Company's revolving credit facilities.

DEBT

     On February 7, 2003, the Company entered into a $340.0 million unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company's option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company's senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $150.0 million, a $25.0 million swing line facility for short term borrowings, a $20.0 million letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400.0 million. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company`s ability to pay dividends would be limited to the amount necessary to maintain the Company's status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The facility is guaranteed by most of the Company's wholly-owned subsidiaries. As of September 30, 2003, the Company had $138 million outstanding on this credit facility. The weighted average interest rate as September 30, 2003 was 2.17%.

     As of September 30, 2003, the Company had a $5.0 million unsecured credit facility with City National Bank of Florida. This facility also secures $1.4 million in outstanding letters of credit.

     Our revolving credit facility balances as of September 30, 2003 and December 31, 2002 consisted of the following:

                                                                      September 30,       December 31,
                                                                          2003                2002
                                                                    -----------------    --------------
                                                                                (in thousands)
        Revolving Credit Facilities
           Wells Fargo (unsecured) ................................        $  138,000                 -
           City National Bank .....................................                 -                 -
           Wells Fargo (secured) ..................................                 -          $ 23,000
                                                                    -----------------    --------------
              Total revolving credit facilities ...................        $  138,000          $ 23,000
                                                                    =================    ==============

     As of September 30, 2003, the gross availability under the various credit facilities was approximately $345 million, resulting in additional borrowing capacity of $205.6 million, net of letters of credit.


     Our mortgage and unsecured senior notes payable balances as of September 30, 2003 and December 31, 2002 consisted of the following:

                                                                      September 30,         December 31,
                                                                       2003                  2002
                                                                 ------------------    -----------------
                                                                             (in thousands)
     Mortgage and Unsecured Senior Notes Payable
         Fixed rate mortgage loans..............................         $ 441,453            $ 307,508
         Unsecured senior notes payable.........................           150,000                    -
         Variable rate mortgage loans...........................                 -               24,635
         Unamortized premium on notes payable...................            23,047                    -
                                                                 ------------------    -----------------

            Total mortgage and unsecured senior notes payable...         $ 614,500            $ 332,143
                                                                 ==================    =================


     As a result of the Company's merger with IRT, the Company assumed IRT's obligations relating to $150.0 million principal amount of senior notes, bearing interest at fixed annual interest rates ranging from 7.25% to 7.84% and maturing between 2006 and 2012. The interest rate of one series of these senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating. These notes have also been guaranteed by most of the Company's wholly-owned subsidiaries. Also, as part of the Company's merger with IRT, the Company assumed $135.4 million of mortgage notes payable.

     Each of the existing mortgage loans is secured by a mortgage on one or more of certain of the Company's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $209 million contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company's results of operations or financial condition.

     As of September 30, 2003, our total debt of $729.5 million, divided by our gross real estate assets of $1.6 billion equals 45.3 %.

     As of September 30, 2003, scheduled principal amortization and the balances due at the maturity of our various notes payable and revolving credit facilities (excluding unamortized premium on notes payable) are as follows (in thousands):

                             Fixed Rate                         Revolving               Total
                              Mortgage       Unsecured            Credit          Principal Balance
             Year              Notes        Senior Notes        Facilities         Due at Maturity
      ------------------   ------------    ---------------    --------------      ------------------
      2003..............      $   2,156          $       -         $       -          $        2,156
      2004..............          8,954                  -                 -                   8,954
      2005..............         36,595                  -                 -                  36,595
      2006..............         34,412             50,000           138,000                 222,412
      2007..............         12,604             75,000                 -                  87,604
      Thereafter........        346,732             25,000                 -                 371,732
                        ---------------    ---------------    --------------      ------------------
          Total.........      $ 441,453          $ 150,000         $ 138,000          $      729,453
                        ===============    ===============    ==============      ==================

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

DEVELOPMENT ACTIVITY

     We are currently redeveloping a portion of Oakbrook Square shopping center in Palm Beach Gardens, Florida to accommodate a new Homegoods store, a new out-parcel and the re-leasing of a portion of the in-line space. We have commenced the complete redevelopment of Crossroads Square (formerly known as University Mall) in Pembroke Pines, Florida, incorporating a new Lowe's home improvement store, a new Eckerd drug store and the refurbishing of the remainder of the center. We have begun construction of a new 46,000 square foot L.A. Fitness Sports Club as part of an anticipated 120,000 square foot addition to our Shops at Skylake in North Miami Beach, Florida. We have commenced the development of a new 25,000 square foot CVS drug store-anchored center across the street from our Plaza Alegre shopping center in Miami, Florida. We are also in the process of reconfiguring and re-leasing the former Winn Dixie space at our Walden Woods shopping center in Plant City, Florida to accommodate a 20,000 square foot Dollar Tree store, a 13,000 square foot Aaron Rents store and 13,500 square feet of local space. In addition, we are in the process of completely renovating and re-leasing the former Publix space at our Gulf Gate shopping center in Naples, Florida to accommodate a 36,000 square foot Big Lots. Lastly, we are in the initial redevelopment phase of Salerno Village in Stuart, Florida to accommodate a new and expanded Winn Dixie supermarket. This development is scheduled for completion the second quarter of 2004.

     As of September 30, 2003, in order to complete the construction of our active development and redevelopment projects, we have committed to fund estimated construction costs of approximately $13.8 million. These obligations are related to construction contracts and are generally due as the work is performed. We expect to fund the costs of the development of these projects from cash generated from our operations, borrowings under our various revolving credit facilities and other sources of cash.

EQUITY

     On January 23, 2002, we filed a universal shelf registration statement with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants, up to a value of $250 million.

     On February 12, 2003, the Company completed a private placement of 6.911 million shares of its common stock. Three affiliated investors, Alony Hetz Properties & Investments, Ltd., Silver Maple (2001), Inc. and M.G.N. (USA) Inc. purchased 1.6 million, 1.0 million, and 4.3 million shares of common stock, respectively, at $13.50 per share. The net proceeds of $93 million in cash were used to fund a portion of the cost of the acquisition of IRT. The foregoing issuances were made pursuant to exemption under Section 4(2) of the Securities Act of 1933, as amended.

     In May 2003, we completed the sale of 3.0 million shares of common stock at a price of $16.22 per share in an underwritten public offering. The net proceeds of $48.7 million from the stock offering were used for general corporate purposes, including the repayment of debt, ongoing development activities and the acquisition of additional shopping centers.

     In July 2003, we filed a second universal shelf registration statement with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants, up to a value of $600 million. The registration statement provides us additional flexibility in accessing capital markets to fund future growth and for general corporate purposes. In conjunction with the $155 million balance from our prior universal shelf registration, and after taking into account our public offering in September 2003 of $52 million, we now have approximately $703 million of availability under our existing shelf registration statements.

     In September 2003, we completed the sale of 3.0 million shares of common stock at a price of $17.05 per share in an underwritten public offering. The net proceeds of $51.2 million from the stock offering were used for general corporate purposes, including the repayment of debt and, ongoing development activities.

     For the three months ended September 30, 2003, we issued 1.2 million shares of our common stock at prices ranging from $16.58 to $16.82 per share and for the nine months ended September 30, 2003, we issued 2.0 million shares of common stock at prices ranging from $12.76 to $16.85 per share pursuant to our Divided Reinvestment and Stock Purchase Plan. As of September 30, 2003, we have 3.0 million shares remaining for sale under our Dividend Reinvestment and Stock Purchase Plan.

FUTURE CAPITAL REQUIREMENTS

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

DISTRIBUTIONS

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease, interest expense on the variable component of the Company's debt will move in the same direction. With respect to our mortgage and senior unsecured notes payable, changes in interest rates generally do not affect the Company's interest expense as these notes payable are predominantly at fixed-rates for extended terms with a weighted average life of 6.6 years, and
4.2 years, respectively. Because the Company has the intent to hold its existing fixed rate notes payable either to maturity or until the sale of the associated property, there is believed to be no interest rate market risk on the Company's results of operations or its working capital position. The Company's possible risk is from increases in long-term interest rates that may occur over a period of several years, as this may decrease the overall value of its real estate.

     The Company estimates the fair market value of its long term, fixed rate mortgage loans using discounted cash flow analysis based on current borrowing rates for similar types of debt. At September 30, 2003, the fair value of the fixed rate mortgage loans was estimated to be $495.1 million compared to the carrying value amount of $441.5 million, excluding the unamortized premium on notes payable. If the weighted average interest rate on the Company's fixed rate debt were 100 basis points lower or higher than the current weighted average rate of 7.43%, the fair market value would be $465.1 million and $421.4 million, respectively.

     The Company estimates the fair market value of its senior unsecured fixed rate debt using discounted cash flow analysis based on current borrowing rates for similar types of debt. At September 30, 2003, the fair value of its senior unsecured fixed rate debt was estimated to be $168.4 million compared to the carrying value amount of $150.0 million, excluding unamortized premium on notes payable. If the weighted average interest rate on the Company's fixed rate debt were 100 basis points lower or higher than the current weighted average rate of 7.55%, the fair market value would be $155.3 million and $144.8 million, respectively.

     At September 30, 2003, the Company's variable rate debt balance consisted of $138.0 million of revolving credit facilities, of which $70.0 million has been hedged under interest rate swaps pursuant to which the Company pays fixed interest rates and $68.0 million remains subject to changes in interest rates. If the weighted average interest rate on the unhedged portion of the Company's variable rate debt were 100 basis points higher or lower, annual interest expense would increase or decrease by approximately $680,000. At September 30, 2003, the fair value of the $70 million that is fixed under interest rate hedges was estimated to be $70.2 million.

     In the normal course of business, we are exposed to the effect of interest rate changes that could affect our results of operations or cash flows. We limit these risks by following established risk management policies and procedures, including the use of a variety of derivative financial instruments to manage or hedge interest rate risk. We do not enter into derivative instruments for speculative purposes. We require that the hedging derivative instruments be effective in reducing interest rate risk exposure. This effectiveness is essential to qualify for hedge accounting. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income or loss. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.

     Hedges that meet these hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market.

     We do not anticipate non-performance by any of our counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are included in interest expense as incurred or earned.

     Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains or losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and accrued expenses with a corresponding adjustment to either accumulated other comprehensive income or loss or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains or losses are reported in accumulated other comprehensive income or loss. Over time, the unrealized gains or losses held in accumulated other comprehensive income or loss will be recognized in earnings consistent with when the hedged items are recognized in earnings.

     In conjunction with our policy to reduce interest rate risk, we have entered into interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in LIBOR. Under the swaps, we receive LIBOR based payments and pay a fixed rate. A summary of the terms of the derivative instruments, as of September 30, 2003, and a reconciliation of the fair value and adjustments to accumulated other comprehensive loss (in thousands) are as follows:

Hedge type.........................................................             Cash Flow              Cash Flow
Description........................................................                  Swap                 T-lock
Range of notional amounts..........................................     $10,000 - $50,000              $  25,000
    Total..........................................................               $70,000               $100,000
Range of interest rates............................................       1.38% - 2.3975%          3.10% - 3.46%
Range of maturity dates............................................     2/12/04 - 2/12/06    11/12/08 - 11/13/08
Total accumulated other comprehensive loss at December 31, 2002....                     -                      -
Change in fair value for the nine months ended September 30, 2003..                $ (244)              $ (1,751)
                                                                       ------------------    -------------------
Total accumulated other comprehensive loss at September 30, 2003...                $ (244)              $ (1,751)
                                                                       ==================    ===================

     The estimated fair value of our financial instruments has been determined by us, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

     For purposes of the Securities and Exchange Commission's market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2003. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts as of September 30, 2003, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented below. The Company's revolving credit facilities are sensitive to changes in interest rates. The T-locks were terminated in October 2003 at an estimated cost to the Company of $80,000.

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management,
including  our  Chief  Executive  Officer  and  Chief  Financial   Officer,   as
appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     Following the execution of the merger agreement with IRT in October 2002, three IRT shareholders filed three separate purported class action and derivative suits in the Superior Court of Cobb County, State of Georgia, against IRT, IRT's board of directors and Equity One alleging claims of breach of fiduciary duty by the defendant directors, unjust enrichment and irreparable harm. The complaints sought declaratory relief, an order enjoining consummation of the merger, and unspecified damages. Although the Georgia court did not grant the plaintiffs the equitable relief requested and permitted the completion of the merger, two of these lawsuits, Greaves v. IRT Property Company, et. al. and Phillips v. IRT Property Company, et. al., were still pending following the merger. The third lawsuit was voluntarily dismissed. Following the execution in August 2003 of a settlement agreement among the parties to the lawsuits, on September 23, 2003, the superior court approved dismissals with prejudice of these two lawsuits. All settlement related costs were paid by IRT's former insurance carrier.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     Effective as of September 15, 2003, we entered into amendments to the employment agreements with each of Chaim Katzman, our chairman of the board and chief executive officer, and Doron Valero, our president and chief operating officer. These amendments provided for the following modifications:

     o This highest cash bonus payable under the agreements was increased from 120% to 150% of the executive's base salary;

     o The number of shares of restricted stock granted under the employment agreements as long-term compensation was increased by 124,000 shares in the case of Mr. Katzman and 60,000 shares in the case of Mr. Valero and these shares vest in four installments over the remaining term of the agreements;

     o In the case of "high performance" for any year (defined to be the achievement by the Company of 150% of performance targets set by the compensation committee of the board) the executive would receive an additional bonus equal to $300,000 in the case of Mr. Katzman and $200,000 in the case of Mr. Valero, in each case payable in shares of common stock, and in the case of "super performance" for any year (defined to be the achievement by the Company of 200% of performance targets set by the compensation committee of the board) the executive would receive an additional bonus equal to $850,000 in the case of Mr. Katzman and $400,000 in the case of Mr. Valero, in each case payable in shares of common stock valued in accordance with the agreements;

     o If Mr. Katzman's employment is terminated "without cause" or if in the event that Mr. Katzman resigns or is terminated within one year following a "change of control," he will be entitled, in addition to the payment of 2.99 times his then-current base salary and most recent bonus as provided in his existing agreement, to a cash payment equal to 2.99 times the "value" (determined in accordance with the terms of the amendment) of a pro-rata portion of his annual long-term compensation; and

     o If Mr. Valero resigns or is terminated within one year following a "change of control," he will be entitled, in addition to the payment of 2.99 times his then-current base salary and most recent bonus as provided in his existing agreement, to a cash payment equal to 2.99 times the "value" (determined in accordance with the terms of the amendment) of a pro-rata portion of his annual long-term compensation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     10.1 First Amendment to Amended and Restated Employment Agreement with Chaim Katzman.

     10.2 First Amendment to Amended and Restated Employment Agreement with Doron Valero.

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     During the quarterly period ended September 30, 2003, the Company filed the following reports on Form 8-K:

     (i) Two reports on Form 8-K each dated September 19, 2003 under Item 5 and 7.

     (ii) Report on Form 8-K dated September 23, 2003 under Item 5 and 7.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date: November 10, 2003        EQUITY ONE, INC.

                                   /s/ HOWARD M. SIPZNER
                                   --------------------------------------------

                                   Howard M. Sipzner
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)

                               INDEX TO EXHIBITS
                               -----------------


Exhibits      Description
--------      -----------


  10.1 First Amendment to Amended and Restated Employment Agreement with Chaim Katzman.

  10.2 First Amendment to Amended and Restated Employment Agreement with Doron Valero.

  31.1         Certification  of  Chief  Executive   Officer  pursuant  to  Rule
               13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2         Certification  of  Chief  Financial   Officer  pursuant  to  Rule
               13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

    32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.