Form 10-K
period 2003-12-31
EQUITY ONE INC
filed 2004-03-15
CIK 1042810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                        --------------------------------
                        Commission file number 001-13499
                        --------------------------------

                                EQUITY ONE, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Maryland                                   52-1794271
---------------------------------         ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

 1696 N.E. Miami Gardens Drive, North Miami Beach, FL             33179
 ----------------------------------------------------           ----------
      (Address of principal executive office)                   (Zip code)

       Registrant's telephone number, including area code: (305) 947-1664
                      -------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

  Common Stock, $.01 Par Value                   New York Stock Exchange
  ----------------------------          --------------------------------------
      (Title of each class)             (Name of exchange on which registered)

                                      None
                            ------------------------
                 Securities registered pursuant to Section 12(g)
                                   of the Act:

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No

     As of June 30, 2003, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $487,721,026.80 based upon the last reported sale price of $16.40 per share on the New York Stock Exchange on such date.

     As of March 1, 2004, the number of outstanding shares of Common Stock par value $.01 per share of the Registrant was 69,798,651.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.
================================================================================

                                EQUITY ONE, INC.

                               TABLE OF CONTENTS
                               -----------------

                                                                         Page
                                                                         ----
                                     Part I
                                     ------

Item 1.   Business.......................................................   2
Item 2.   Properties.....................................................  13
Item 3.   Legal Proceedings..............................................  27
Item 4.   Submission of Matters to a Vote of Security Holders............  28


                                     Part II
                                     -------

Item 5.   Market For Registrant's Common Equity, Related Stockholder
            Matters and Purchase of Equity Securities....................  28
Item 6.   Selected Financial Data........................................  29
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................  32
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....  50
Item 8.   Financial Statements and Supplementary Data....................  52
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  52
Item 9A.  Controls and Procedures........................................  52


                                    Part III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.............  52
Item 11.  Executive Compensation.........................................  52
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters...................  52
Item 13.  Certain Relationships and Related Transactions.................  53
Item 14.  Principal Accountant Fees and Services.........................  53


                                     Part IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.....................................................  53
          Signatures.....................................................  57

                          FORWARD-LOOKING INFORMATION

     Certain matters discussed in this Form 10-K and the information incorporated by reference herein contain "forward-looking statements" for purposes on Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

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

     Among the factors that could cause actual results to differ materially are:

     o general economic conditions, and the effect of these conditions on rental rates in the markets where our shopping centers are located;

     o    risks that tenants will not remain in occupancy or pay rent;

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

     Our property portfolio, as of December 31, 2003, consisted of 185 properties, comprising 123 supermarket-anchored shopping centers, 11 drug store-anchored shopping centers, 44 other retail-anchored shopping centers, one self-storage facility, one industrial and five retail developments, as well as non-controlling interests in 2 unconsolidated joint ventures that own and operate commercial properties. These properties are located in 12 states in the southern United States and contain an aggregate of 19.9 million square feet of gross leasable area, or GLA. Our portfolio includes shopping centers anchored by national and regional supermarkets such as Albertsons, Food Lion, H.E.B., Kash N' Karry, Kroger, Publix, Randall's and Winn-Dixie and other national retailers such as Bed Bath & Beyond, Best Buy, Blockbuster, Eckerd, Home Depot Design Expo, Kmart, Lowe's, Walgreens, and Wal-Mart.

     We were established as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995. We maintain our principal executive and management office at 1696 N.E. Miami Gardens Drive, North Miami Beach, Florida 33179 in the Shops at Skylake.

     In this annual report, unless stated otherwise or unless the content requires otherwise, references to "we," "us" or "our" mean Equity One, Inc. and our consolidated subsidiaries.

Recent Developments and 2003 Overview

     IRT Merger

     On February 12, 2003, we completed our acquisition of IRT Property Company by statutory merger. As a result of the merger, we acquired 93 properties comprising approximately 10 million square feet of gross leasable area. See "Item 2. - Properties" for a description of the portfolio.

     In connection with the merger, we paid aggregate cash consideration of approximately $189.4 million, issued approximately 17.5 million shares of our common stock valued at approximately $231.7 million and assumed approximately $341.9 million of mortgages, unsecured indebtedness and other liabilities, including $150 million of IRT's senior unsecured notes. Upon completion of the merger, the investment grade ratings of the senior unsecured notes were confirmed by Moody's and Standard & Poor's at Baa3 and BBB-, respectively.

     Revolving Credit Facility. On February 7, 2003, we entered into a $340 million unsecured revolving credit facility with Wells Fargo and 14 other lenders which has been used in part to fund a portion of the costs of the merger, to prepay certain indebtedness and acquire additional properties. As of December 31, 2003, we had outstanding $162.0 million under the facility.

     Equity Private Placement. Contemporaneously with the completion of the IRT merger, we completed a private placement of 6,911,000 shares of our common stock to a limited number of existing, affiliated investors at a price of $13.50 per share. The proceeds from the private placement were used, along with advances under the Wells Fargo facility, to fund a portion of the costs of the merger and to prepay certain indebtedness.

     Public Issuance of Equity. In May 2003, we completed the sale of 3.0 million shares of our common stock at a price of $16.22 per share in an underwritten public offering. The net proceeds of $48.7 million from the offering were used for general corporate purposes, including the repayment of debt and ongoing development activities.

     In September 2003, we completed the sale of 3.0 million shares of our common stock at a price of $17.05 per share in an underwritten public offering. The net proceeds of $51.2 million from the offering were used for general corporate purposes, including the repayment of debt, ongoing development activities and the acquisition of additional shopping centers.

     Acquisitions. We intend to focus on retail properties and development projects that generate stable cash flows and present opportunities for value appreciation. During 2003, we acquired 12 properties for an aggregate consideration of approximately $211.0 million encompassing approximately 1.5 million square feet of gross leasable area. These properties consisted of 10 supermarket anchored shopping centers, one outparcel, and one parcel of land held for future development.

     Dispositions. Generally, we hold our properties for investment and the production of rental income until they no longer meet our investment criteria. During 2003, we sold 6 properties, a property held by a joint venture and a joint venture interest, for aggregate consideration of approximately $33.3 million encompassing approximately 335,000 square feet of gross leasable area.

     Developments and Redevelopments. As of December 31, 2003, we had over 25 development and redevelopment projects underway or in the planning stage totaling approximately $74.7 million of asset value and requiring approximately $32.5 million to complete based on current plans and estimates. These include:

     o    The  reconfiguration  of a portion  of  Oakbrook  Square in Palm Beach
          Gardens,   Florida  to  accommodate  a  new  Homegoods  store,  a  new out-parcel and a recently opened Stein Mart store;

     o The complete redevelopment of Crossroads Square (formerly known as University Mall) in Pembroke Pines, Florida, incorporating a new Lowe's home improvement store, a new Eckerd drug store and the refurbishing of the remainder of the center;

     o The construction of a new 46,000 square foot L.A. Fitness Sports Club as part of a 120,000 square foot addition to our Shops at Skylake in North Miami Beach, Florida;

     o The development of a new 25,000 square foot CVS drug store-anchored center across the street from our recently completed Plaza Alegre shopping center development in Miami, Florida;

     o The redevelopment of Salerno Village in Stuart, Florida to accommodate a new and expanded Winn Dixie supermarket;

     o The development of two supermarket-anchored shopping centers, one in Homestead, Florida and the other in McDonough, Georgia, both on parcels we currently own and control;

     o The reconfiguration of the former Gerland space at Copperfield shopping center in Houston, Texas into multi-tenant space;

     o The reconfiguration of a portion of Ambassador Row Courtyards in Lafayette, Louisiana; and

     o    The redevelopment of a portion of Gulf Gate Plaza in Naples, Florida.

     All of these developments and redevelopments are scheduled for completion between early 2004 and the end of 2005.

Business and Growth Strategies

     Our business strategy has been and will continue to be to maximize long-term shareholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets. To that end, we now own and manage a portfolio of 185 properties including 178 supermarket and necessity-oriented retailer anchored centers. In order to achieve our objectives in the future, we intend to:

     o maximize the value of our existing shopping centers by leasing and re-leasing those properties at higher rental rates to credit worthy tenants, by renovating and redeveloping those properties to make them more attractive to such tenants;

     o acquire and develop additional neighborhood and community shopping centers in high growth, high density metropolitan areas that are primarily anchored by supermarkets or other necessity-oriented retailers;

     o sell or dispose of properties that do not meet our investment criteria, asset type or geographic focus; and

     o capitalize on our substantial asset base to effectively access capital to fund our growth.

     Enhancing Portfolio Performance. We seek to maximize the value of our existing shopping centers by leasing and re-leasing those properties at higher rental rates to creditworthy tenants. These efforts improve the financial performance of our shopping center portfolio. We believe that we have developed strong, mutually beneficial relationships with credit worthy tenants, particularly our anchor tenants, by consistently meeting or exceeding their expectations and demands. Over the years, this strategy has allowed us to leverage our relationship with existing tenants to lease and re-lease our properties and therefore maintain or improve the financial performance of our existing properties or properties we acquire. Moreover, we are in the process of renovating or redeveloping a number of under-performing assets in order to make them more attractive for leasing or re-leasing to creditworthy tenants.

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

     When evaluating expansion, renovation and development possibilities, we usually do not initiate construction until we have secured commitments from anchor tenants. In addition, when evaluating acquisitions of portfolios of properties, REITs or other real estate businesses, we review the component properties against the criteria described above, as well as opportunities for synergies and cost savings on a combined basis, the degree of geographic fit with our existing markets and the extent of non-core assets included in the acquisition. For instance, in February of 2003, we acquired 93 properties, representing 10 million square feet of gross leasable area, in a statutory merger with IRT Property Company. For more information on these acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     We currently are focused on properties located in the southern region of the United States. In addition, in making new real estate investments, we intend to continue to place primary emphasis on obtaining 100% equity interests in well-located, income-producing properties with attractive yields and potential for increases in income and capital appreciation.

     Selling Certain Assets. Generally, we hold our properties for investment and for the production of rental income. Over time, when our assets no longer meet our investment criteria, or when sales provide the opportunity for significant gains, we may attempt to sell or otherwise dispose of those assets.

     Using our Capital to Expand Our Business. We intend to further grow and expand our business by using cash flows from operations, by drawing on our existing credit facilities, or if appropriate market conditions exist, by accessing the capital markets to issue equity, debt or a combination thereof. In addition, as we have in the past, we intend to utilize tax-advantaged structures to acquire properties from sellers who wish to defer capital gains. Such structures may include entering into a joint venture or other type of co-ownership with a seller, whether in the form of a limited partnership or limited liability company, in which we would acquire a controlling interest. We may offer the seller an interest in the venture that is convertible or exchangeable for shares of our common stock or otherwise allow the seller to have an equity interest in our company.

Competitive Strengths

     We believe that we distinguish ourselves from other owners and operators of community and neighborhood shopping centers in a number of ways, including:

     o Shopping Centers Anchored by Supermarkets or Necessity-Oriented Retailers. For the year ended December 31, 2003, shopping centers anchored by supermarkets or other necessity retailers such as drug stores or discount retail stores accounted for over 98% of our total annualized minimum rent. We believe that supermarkets and other necessity-oriented retailers are more resistant to economic downturns by the nature of their business and generate frequent consumer traffic through our shopping centers. This traffic enhances the quality, appeal and longevity of our shopping centers and benefits our other tenants.

     o Attractive Locations in High-Growth Areas. Our portfolio of properties is concentrated in high-density areas that are experiencing high population growth such as Florida, Texas, Georgia, Louisiana, North Carolina and South Carolina. As of December 31, 2003, these states constitute 45.9%, 15.9%, 15.1%, 9.9%, 5.8% and 2.2% of our retail properties' gross leasable area, respectively. The strong demographics of these and our other markets provide our properties with a growing supply of shoppers and increased demand for the goods and services of our tenants.

     o Diverse Tenant Base. As of December 31, 2003, no single tenant represented more than 10.0% of our annualized minimum rent and only Publix, at 8.8%, represented more than 5.0% of such rent. As of December 31, 2003, we had over 3,200 leases with tenants, including national and regional supermarket chains, drug stores, discount retail stores, other nationally or regionally known stores, a variety of other regional and local retailers and a number of local service providers such as doctors, dentists, hair salons, restaurants and others. We believe that this diversity of tenants enables us to generate more stable cash flows over time and limits our exposure to the financial conditions of any particular tenant.

     o Seasoned Management Team. Our senior executives and managers average more than 20 years of experience in the acquisition, management, leasing, finance, development and construction of real estate or retail properties. In particular, we believe that our in-depth market knowledge and the long-term tenant relationships developed by our senior management team provide us with a key competitive advantage.

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

Financing Strategy

     Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level and minimizing our variable interest rate exposure. We intend to finance future growth with the most advantageous source of capital available to us at the time of an acquisition. These sources may include selling common stock, preferred stock, debt securities, depository shares or warrants through public offerings or private placements, utilizing availability under our $340 million unsecured revolving credit facility or incurring additional indebtedness through secured or unsecured borrowings either at the parent level or through mortgages with recourse limited to specific properties.

Risk Factors

You should carefully consider the risks described below. The trading price of any of our securities could decline due to any of these risks.

     We are dependent upon certain key tenants and adverse developments in the business of these tenants could have a negative impact on our financial condition.

     We own shopping centers which are supported by "anchor" tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers. For instance, Publix is our largest tenant and accounts for approximately 2.0 million square feet, or 10.3%, of our gross leasable area.

     At any time, an anchor tenant or other tenant may experience a downturn in its business that may weaken its financial condition. As a result, tenants may delay lease commencement, fail to make rental payments when due or declare bankruptcy. We are subject to the risk that these tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. Any tenant bankruptcies, leasing delays or failures to make rental payments when due could result in the termination of the tenant's lease and material losses to our business and harm to our operating results. For example, in January 2002, Kmart Corporation, an anchor tenant at ten of our shopping centers, filed for bankruptcy protection and closed stores and terminated leases at four of our centers. If Kmart elects to close some or all of the remaining six stores in our centers and terminate the associated leases, it would adversely affect our operating results, including funds from operations.

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

     Our growth may be impeded if we are not successful in identifying suitable acquisitions that meet our investment criteria.

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

     Our acquisition strategy and our market selection process may not ultimately be successful and may not provide positive returns on our investment. If we acquire a business, we will be required to integrate the operations, personnel and accounting and information systems of the acquired business and train, retain and motivate any key personnel from the acquired business. In addition, acquisitions may cause disruptions in our operations and divert management's attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. The issuance of equity securities in connection with any acquisition could be substantially dilutive to our stockholders.

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

     Approximately 45.9% of our gross leasable area is located in Florida. As a result, economic and real estate conditions in Florida will significantly affect our revenues and the value of our properties. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in Florida. Any resulting oversupply or reduced demand for retail properties in Florida would adversely affect our operating performances and limit our ability to make distributions to stockholders.

     We may be subjected to liability for environmental contamination which might have a material adverse impact on our financial condition and results of operations.

     As an owner and operator of real estate and real estate-related facilities, we may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from our properties, as well as for governmental fines and damages for injuries to persons and property. We may be liable without regard to whether we knew of, or were responsible for, the environmental contamination and with respect to properties previously owned by companies we have acquired, whether the contamination occurred before or after the acquisition. We have several properties in our portfolio that will require or are currently undergoing varying levels of environmental remediation. We do not currently maintain an umbrella environmental insurance policy covering all of our properties, and, therefore, any liability, fine or damage will directly impact our financial results.

     Our investments in development and redevelopment projects may not yield anticipated returns, which would harm our operating results and reduce the amount of funds available for distributions to stockholders.

     An important component of our growth strategy is the redevelopment of properties within our portfolio. In addition, we intend to develop new shopping centers at other locations and pursue other development and redevelopment activities as opportunities arise. However, we may not be able to do so successfully. Expansion, renovation and development projects generally require expenditures of capital, as well as various governmental and other approvals, which we may not be able to obtain, or may only obtain after delay and at substantial costs.

     While our policies with respect to expansion, renovation and development activities are intended to limit some of the risks otherwise associated with such activities, such as initiating construction only after securing commitments from anchor tenants, we will nevertheless be subject to risks that construction costs of a property, due to factors such as cost overruns, design changes and timing delays arising from a lack of availability of materials and labor, weather conditions and other factors outside of our control, may exceed original estimates, possibly making the associated investment uneconomical. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these redevelopment projects and harm our operating results. In addition, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, or development, construction and lease-up activities may not be completed on schedule, resulting in decreased operating income.

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

     We have outstanding debt and other liabilities in the aggregate amount of approximately $810 million. Our loan facilities require scheduled principal and balloon payments. In addition, we may incur additional indebtedness in the future. As a result, we are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that interest rates may increase on variable-rate debt and the risk that indebtedness on our properties cannot be refinanced at maturity or that the terms of such refinancing will not be as favorable as the terms of such indebtedness.

     If our internally generated cash is adequate to repay only a portion of our indebtedness prior to maturity, then we will be required to repay debt through refinancing or equity offerings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties upon disadvantageous terms, which might result in losses and might adversely affect our cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, our interest expense would increase, without a corresponding increase in our rental rates, which would adversely affect our results of operations. Further, if one of our properties is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, or if we are in default under the related mortgage or deed of trust, such property could be transferred to the mortgagee, or the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of income and asset value. Foreclosure could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements under the Internal Revenue Code.

     Changes in interest rates could adversely affect the market price of our securities.

     The market price of our common stock is affected by the annual distribution rate on the shares of our common stock. Increasing market interest rates may lead prospective purchasers of our common stock and other securities to seek alternative investments that offer a higher annual yield which would likely adversely affect the market price of our common stock and other securities. In addition, we have several variable rate loans, including our $340 million revolving credit facility with Wells Fargo. As interest rates rise, more of our funds from operations will be required to service that debt. Finally, increases in interest rates may have the effect of depressing the market value of retail properties such as ours, including the value of those properties securing our indebtedness.

     Our  financial   covenants  may  restrict  our  operating  or   acquisition
     activities, which may harm our financial condition and operating results.

     Our unsecured revolving credit facility with Wells Fargo, our senior unsecured notes payable and much of our existing mortgage indebtedness contain customary covenants and conditions, including, among others, compliance with various financial ratios and restrictions upon the incurrence of additional indebtedness and liens on our properties. Furthermore, the terms of some of this indebtedness will restrict our ability to consummate transactions that result in a change of control or to otherwise issue equity or debt securities. The existing mortgages also contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we were to breach covenants in these debt agreements, the lender could declare a default and require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan.

     Certain of our indebtedness may currently be in default as a result of prior issuances of our common stock or prior acquisitions which may serve as a basis for our lenders to accelerate amounts due under the related mortgages or demand payments or fees.

     Certain of the mortgages on our properties contain prohibitions on transfers of ownership interests in the mortgagor or its parent without the prior written consent of the lenders, which provisions may have been violated by previous transactions completed by us, including the merger with IRT. A violation could serve as a basis for the lenders to accelerate amounts due under the related mortgages, demand payments or assess fees or penalties.

     The outstanding amounts under the mortgages on the affected properties covered by such restrictions on transfer totaled approximately $182.0 million as of December 31, 2003. In the event that the holders declare defaults under the mortgage documents, we could be required to prepay the remaining mortgages from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. The repayment of these mortgages could have an adverse impact on the operations and affect our ability to make distributions to stockholders.

     Our Chairman and Chief Executive Officer and his affiliates own approximately 42% of our common stock and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

     Chaim Katzman, our Chairman and Chief Executive Officer and our largest stockholder, and his affiliates own approximately 42% of the outstanding shares of our common stock. Accordingly, Mr. Katzman is able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. In addition, Mr. Katzman is able to exercise significant control over the outcome of any proposed merger or consolidation of our company which, under our charter, the affirmative vote of the holders of a majority of the outstanding shares of our common stock in such instances. Mr. Katzman's ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

     Several of our controlling stockholders have pledged their shares of our stock as collateral under bank loans, foreclosure and disposition of which could have a negative impact on our stock price.

     Several of our affiliated stockholders that beneficially own a significant interest in our company, including Gazit-Globe (1982), Ltd. and related entities, have pledged a substantial portion of our stock that they own to secure loans made to them by commercial banks. In the aggregate, these stockholders have pledged more than 25.0 million shares, representing approximately 36% of our total outstanding shares.

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

     Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management. For instance, our charter contains ownership limits and restrictions on transferability of shares of our capital stock in order to protect our status as a REIT. These provisions prevent any one stockholder from owning, actually or constructively, more than 9.9% of the value or number of outstanding shares of our capital stock without our prior consent. In addition, our charter and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change of control or the removal of existing management and, as a result, could prevent our stockholders from receiving a premium for their shares of common stock above the prevailing market prices. These provisions include the ability to issue preferred stock, advance notice requirements for stockholder proposals, the absence of cumulative voting rights and provisions relating to the removal of incumbent directors. Finally, Maryland law also contains several statutes that restrict mergers and other business combinations with an interested stockholder or that may otherwise have the effect of preventing or delaying a change of control.

     We may experience adverse consequences in the event we fail to qualify as a REIT.

     Although we believe that we have operated so as to qualify as a REIT under the Internal Revenue Code since our REIT election in 1995, no assurance can be given that we have qualified or will remain qualified as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 90% of our gross income in any year must be derived from qualifying sources and we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. We intend to make distributions to our stockholders to comply with the distribution provisions of the Internal Revenue Code. Although we anticipate that our cash flows from operating activities will be sufficient to enable us to pay our operating expenses and meet distribution requirements, no assurance can be given in this regard.

     If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and we would not be allowed a deduction in computing our taxable income for amounts distributed to our stockholders. Moreover, unless entitled to relief under certain statutory provisions, we also would be ineligible for qualification as a REIT for the four taxable years following the year during which qualification was lost. Such disqualification would reduce our net earnings available for investment or distribution to our stockholders due to our additional tax liability for the years involved.

     Loss of Key Personnel Could Harm Our Business.

     Our ability to successfully execute our acquisition and growth strategy depends to a significant degree upon the continued contributions of Chaim Katzman, our Chairman of the Board and Chief Executive Officer, Doron Valero,
our President and Chief Operating Officer, and Howard Sipzner, our Executive Vice President and Chief Financial Officer. Pursuant to our employment agreements with Mr. Katzman, he is only required to devote so much of his business time, attention, skill and efforts as shall be required for the faithful performance of his duties. Moreover, there is no guarantee that Mr. Katzman, Mr. Valero or Mr. Sipzner will remain employed with us. While we have employment agreements with these executives, we cannot guarantee that we will be able to retain their services. The loss of the services of Messrs. Katzman, Valero and Sipzner could have a material adverse effect on our results of operations.

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

Employees

     At December 31, 2003, we had 207 full-time employees. Our employees are not represented by any collective bargaining group, and we consider our relations with our employees to be good.

Available Information

     Our internet address is www.equityone.net. You can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our Supplemental Information Package, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with the SEC. Also, available on our website, free of charge, are copies of our Corporate Governance Guidelines and the charters for each of the committees of our Board of Directors
- the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation Committee. A copy of our Code of Ethics will be available, free of charge, on our website on or before our 2004 Annual Meeting of Stockholders. Copies are also available free of charge by contacting our Investor Relations Department at:

                           Equity One, Inc.
                           1696 N.E. Miami Gardens Drive,
                           North Miami Beach, Florida 33179
                           Attn: Investor Relations Department
                           (305) 947-1664

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

ITEM 2.  PROPERTIES

     Our portfolio consists primarily of shopping centers anchored by supermarket and other necessity-oriented retailers and contains an aggregate of approximately 19.9 million square feet of gross leasable area. Other than our leasehold interests in our Green Oaks, Parkwood and Richwood shopping centers, each of which is located in Dallas, Texas, our McAlpin Square shopping center located in Savannah, Georgia, our Plaza Acadienne shopping center located in Eunice, Louisiana, our Shelby Plaza shopping center located in Shelby, North Carolina, our Park Northern shopping center located in Arizona and El Novillo located in Florida, all of our other properties are owned in fee simple. In addition, some of our properties are subject to mortgages as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Mortgage Indebtedness." The following table provides a brief description of our properties as of December 31, 2003:

                                    GLA                  Annualized      Average Minimum    Percent
                                (Sq.Ft.)at              Minimum Rent     Rent Per Leased   Leased at
                        Year      Dec. 31   Number of   as of December     Sq. Ft. at       Dec. 31,     Anchor Stores and
     Property         Acquired     2003     Tenants(1)   31, 2003(2)      Dec. 31, 2003       2003       Certain Tenants(3)
  -------------       --------   ---------  ---------- --------------    ---------------   ---------   --------------------------
ALABAMA (2 properties)

Madison Centre           2003      64,837      12           $597,364          $9.57           96.3%    Publix, Rite Aid
Madison

West Gate Plaza          2003      64,378       9           $454,703          $7.12           99.2%    Winn Dixie, Rite Aid
Mobile
                                ---------   --------      ----------      ---------       ---------
Subtotal Alabama Properties       129,215      21         $1,052,067          $8.33           97.8%
(2 properties)                  ---------   --------      ----------      ---------       ---------


ARIZONA (2 properties)

Big Curve                2001     126,402      33         $1,161,662          $9.84           93.4%    Albertsons(4), Walgreens*,
Yuma                                                                                                   Miller's Outpost

Park Northern            2001     126,852      25           $812,155          $6.80           94.1%    Safeway, Bealls, Chuck E
Phoenix                                                                                                Cheese, Life Skills Center

                                ---------   --------      ----------      ---------       ---------
Subtotal Arizona Properties       253,254      58         $1,973,817          $8.31           93.7%
(2 properties)                  ---------   --------      ----------      ---------       ---------


FLORIDA (71 properties)

North Florida (13 properties)

Atlantic Village         1995     100,559      25           $930,740          $9.85           94.0%    Publix, Jo-Ann Fabrics
Atlantic Beach

Beauclerc Village        1998      70,429      11           $425,350          $7.23           83.5%    Big Lots, Goodwill,
Jacksonville                                                                                           Bealls Outlet


                                    GLA                  Annualized      Average Minimum    Percent
                                (Sq.Ft.)at              Minimum Rent     Rent Per Leased   Leased at
                        Year      Dec. 31   Number of   as of December     Sq. Ft. at       Dec. 31,     Anchor Stores and
     Property         Acquired     2003     Tenants(1)   31, 2003(2)      Dec. 31, 2003       2003       Certain Tenants(3)
  -------------       --------   ---------  ---------- --------------    ---------------   ---------   --------------------------

Commonwealth             1994      81,467      16           $646,392          $8.30           95.6%    Winn-Dixie/Save Rite
Jacksonville

Forest Village           2000      71,526      17           $716,838         $10.39           96.5%    Publix
Tallahassee

Fort Caroline            1994      74,546      13           $470,753          $7.16           88.2%    Winn-Dixie, Eckerd*
Jacksonville                                                                                           (Bealls Outlet)

Losco Corners            2000       8,700       7           $150,635         $17.31          100.0%    Winn-Dixie(4)
Jacksonville

Mandarin Landing         1999     141,565      37         $1,248,525          $9.10           96.9%    Publix, Office Depot,
Jacksonville                                                                                           Eckerd

Middle Beach             2003      69,277       9           $648,069          $9.35          100.0%    Publix, Movie Gallery
Jacksonville

Monument Point           1997      75,128      12           $498,955          $6.64          100.0%    Winn-Dixie, Eckerd
Jacksonville

Oak Hill                 1995      78,492      19           $541,737          $6.90          100.0%    Publix, Walgreens*
Jacksonville

Parkmore Plaza           2003     159,067      13           $714,185          $4.56           98.5%    Wal-Mart* (Bealls), Big
Milton                                                                                                 Lots

Pensacola Plaza          1986      56,098       3           $218,988          $4.27           91.4%    FoodWorld
Pensacola

South Beach              2003     289,964      50         $2,545,091          $9.15           95.9%    Food Lion, Kmart, Stein
Regional                                                                                               Mart, Bealls
Jacksonville Beach

Central Florida (9 properties)

Alafaya Commons          2003     123,133      29         $1,321,418         $11.62           92.4%    Publix
Orlando

Conway Crossing          2003      76,321      18           $845,930         $11.31           98.0%    Publix
Orlando

Shoppes of               2002      69,037      13           $772,624         $11.19          100.0%    Publix
Eastwood
Orlando

Hunters Creek            2003      68,032      11           $686,395         $10.49           96.2%    Winn-Dixie
Orlando

Kirkman Shoppes          2001      88,820      30         $1,297,346         $15.43           94.7%    Eckerd
Orlando

Lake Mary                1988     342,384      87         $3,698,239         $11.19           96.5%    Albertsons, Kmart, Euro
Orlando                                                                                                Fitness, Sun Star
                                                                                                       Theatres

Park Promenade           1999     125,818      26         $1,158,825          $9.41           97.9%    Orange County Library
Orlando                                                                                                Blockbuster, Goodwill

Town & Country           2003      72,043      13           $518,288          $7.19          100.0%    Albertsons
Kissimmee

Unigold                  2003     106,185      20           $955,644         $10.14           88.8%    Winn-Dixie
Winter Park


                                    GLA                  Annualized      Average Minimum    Percent
                                (Sq.Ft.)at              Minimum Rent     Rent Per Leased   Leased at
                        Year      Dec. 31   Number of   as of December     Sq. Ft. at       Dec. 31,     Anchor Stores and
     Property         Acquired     2003     Tenants(1)   31, 2003(2)      Dec. 31, 2003       2003       Certain Tenants(3)
  -------------       --------   ---------  ---------- --------------    ---------------   ---------   --------------------------

Florida West Coast (15 properties)

Bay Pointe Plaza         2003     103,986      24           $919,362          $9.60           92.1%    Publix, Eckerd* (Bealls
St. Petersburg                                                                                         Outlet), West Marine

Carrollwood              2003      94,203      36           $873,356         $10.86           85.4%    Publix, Eckerd
Tampa

Charlotte Square         2003      96,188      27           $742,556          $7.87           98.1%    Publix, Seafood Buffet,
Port Charlotte                                                                                         Pet Supermarket

Chelsea Place            2003      81,144      18           $888,975         $10.96          100.0%    Publix, Eckerd
New Port Richey

Lake St. Charles         2001      57,015      8            $539,481          $9.67           97.9%    Kash N' Karry
Tampa

Lutz Lake                2003      64,985      15           $887,635         $13.66          100.0%    Publix
Lutz

Marco Town Center        2001     109,830      45         $1,611,728         $15.54           94.4%    Publix
Marco Island

Mariners Crossing        2001      85,507      16           $626,750          $7.75           94.6%    Kash N' Karry
Spring Hill

North River Village      2003     177,128      16         $1,280,847          $7.23          100.0%    Publix, Kmart,
Ellenton                                                                                               Walgreens*, (Dollar
                                                                                                       Tree), Bealls Outlet

Regency Crossing         2003      85,864      24           $815,717         $10.82           87.8%    Publix
Port Richey

Ross Plaza               2001      85,359      20           $779,172          $9.46           96.5%    Walgreens*, Ross Dress
Tampa                                                                                                  for Less

Seven Hills              2003      64,590      12           $622,864          $9.64          100.0%    Publix
Spring Hill

Shoppes of North         2000      84,705      22           $806,858          $9.70           98.2%    Publix, Bealls Outlet
Port
North Port

Skipper Palms            2001      88,000      17           $707,464          $8.53           94.3%    Winn-Dixie
Tampa

Summerlin Square         1998     109,156      28           $944,376         $10.14           85.4%    Winn-Dixie, Eckerd
Fort Myers

Florida Treasure Coast (8 properties)

Bluff Square             2001     132,395      48         $1,521,014         $11.54           99.5%    Publix, Walgreens
Jupiter


                                    GLA                  Annualized      Average Minimum    Percent
                                (Sq.Ft.)at              Minimum Rent     Rent Per Leased   Leased at
                        Year      Dec. 31   Number of   as of December     Sq. Ft. at       Dec. 31,     Anchor Stores and
     Property         Acquired     2003     Tenants(1)   31, 2003(2)      Dec. 31, 2003       2003       Certain Tenants(3)
  -------------       --------   ---------  ---------- --------------    ---------------   ---------   --------------------------


Cashmere Corners         2001      89,234      18           $708,840          $7.94          100.0%    Albertsons
Port St. Lucie

Jonathan's Landing       2001      26,820      12           $493,645         $18.41          100.0%    Albertsons(4),
Jupiter                                                                                                Blockbuster

New Smyrna Beach         2003     118,451      34         $1,140,471          $9.98           96.5%    Publix, Walgreens*
Regional                                                                                               (Bealls Outlet), Bealls
New Smyrna Beach                                                                                       Home Outlet

Old King Commons         2003      84,759      19           $670,958          $7.92          100.0%    Wal-Mart* (Scotty's,
Palm Coast                                                                                             Staples)

Ryanwood                 2001     114,925      32         $1,075,880          $9.46           99.0%    Publix, Bealls Outlet,
Vero Beach                                                                                             Books-A-Million

Salerno Village          2002      58,804      19           $371,637          $6.70           94.3%    Winn Dixie, Eckerd
Stuart

Treasure Coast           2003     133,781      25         $1,063,966          $8.55           93.0%    Winn Dixie, TJ Maxx
Vero Beach

South Florida/Atlantic Coast (26 properties)

Bird Ludlum              1994     192,282      47       $2,648,292           $14.24           96.7%    Winn-Dixie, Eckerd,
Miami                                                                                                  Blockbuster, Goodwill

Boca Village             2001      93,428      22        $1,335,900          $14.65           97.6%    Publix, Eckerd
Boca Raton

Boynton Plaza            2001      99,324      29          $980,682          $10.60           93.1%    Publix, Eckerd
Boynton Beach

Countryside Shops        2003     179,561      46        $2,188,362          $12.19          100.0%    Publix, Eckerd, Stein
Cooper City                                                                                            Mart

Crossroads Square        2001     269,653      28        $1,651,886           $6.87           89.2%    Lowe's, Eckerd
Pembroke Pines

El Novillo               2001      10,000      1           $150,540          $15.05          100.0%    Jumbo Buffet
Miami Beach

Epsilon                  2001      18,707      5            $72,243          $15.72           24.6%
West Palm Beach

Greenwood                2003     132,325      35        $1,421,215          $11.67           92.0%    Publix, Bealls, World
Palm Springs                                                                                           Savings Bank

Lago Mar                 2003      82,613      21          $939,811          $12.33           92.3%    Publix
Miami

Lantana Village          1998     175,480      26        $1,134,217           $6.53           99.0%    Winn-Dixie, Kmart, Rite
Lantana                                                                                                Aid(4) (Dollar Store)

Meadows                  2002      75,524      20          $919,169          $12.33           98.7%    Publix
Miami

Pine Island              1999     254,907      46        $2,341,617           $9.49           96.8%    Publix, Home Depot Expo,
Davie                                                                                                  Bealls Outlet

Pine Ridge Square        2003     117,399      35        $1,520,522          $13.05           99.2%    Fresh Market, Bed Bath
Coral Springs                                                                                          & Beyond, Off Main
                                                                                                       Furniture

Plaza Alegre             2003      91,611      21        $1,278,658          $14.73           94.8%    Publix, Goodwill
Miami

                                    GLA                  Annualized      Average Minimum    Percent
                                (Sq.Ft.)at              Minimum Rent     Rent Per Leased   Leased at
                        Year      Dec. 31   Number of   as of December     Sq. Ft. at       Dec. 31,     Anchor Stores and
     Property         Acquired     2003     Tenants(1)   31, 2003(2)      Dec. 31, 2003       2003       Certain Tenants(3)
  -------------       --------   ---------  ---------- --------------    ---------------   ---------   --------------------------

Plaza Del Rey            1991      50,146       23          $651,201         $12.99          100.0%    Navarro Pharmacy
Miami

Point Royale             1995     209,863       26        $1,286,002          $6.53           93.9%    Winn-Dixie, Best Buy,
Miami                                                                                                  Eckerd* (Linen
                                                                                                       Supermarket)

Prosperity Center        2001     122,106        9         $1,866,235        $15.28          100.0%    Office Depot, Barnes
Palm Beach Gardens                                                                                     & Noble, Bed Bath &
                                                                                                       Beyond, Carmine's, TJ
                                                                                                       Maxx

Ridge Plaza              1999     155,204       29         $1,304,784         $8.89           94.5%    Publix, AMC Theatre,
Davie                                                                                                  Kabooms, Wachovia*
                                                                                                       (United Collection), Uncle
                                                                                                       Funny's, Round Up

Riverside Square         2003     110,541       36         $1,353,481        $13.35           91.7%    Publix, Tuesday
Coral Springs                                                                                          Morning

Sawgrass Promenade       2001     107,092       29        $1,070,585         $10.79           92.7%    Publix, Walgreens,
Deerfield Beach                                                                                        Blockbuster

Sheridan Plaza           2003     455,864       66        $5,974,380         $13.48           97.2%    Publix, Ross Dress For
Hollywood                                                                                              Less, Bed Bath &
                                                                                                       Beyond, Office Depot,
                                                                                                       AMC Theater, Eckerd,
                                                                                                       Spirit of America*

Shoppes of Ibis          2002      79,420       18          $985,088         $12.40          100.0%    Publix
West Palm Beach

Shops at Skylake         1997     174,199       46        $2,631,692         $15.19           99.4%    Publix, Goodwill,
North Miami                                                                                            Blockbuster
Beach

Shoppes of               2003     126,788       37        $2,014,766         $16.06           99.0%    Publix
Silverlakes
Pembroke Pines

Tamarac Town             2003     127,635       39        $1,056,525         $10.35           79.9%    Publix
Square
Tamarac

West Lakes Plaza         1996     100,747       27        $1,094,703         $10.87          100.0%    Winn-Dixie, Navarro
Miami                                                                                                  Pharmacy
                                ---------   --------     -----------      ---------       ---------
Subtotal Florida Properties     8,107,839    1,781       $80,977,075         $10.45           95.5%
(71 properties)                 ---------   --------     -----------      ---------       ---------


GEORGIA (24 properties)

Atlanta Area (18 properties)

BridgeMill               2004      89,102       30        $1,257,934         $14.87           94.9%    Publix
Canton

Butler Creek             2003      95,597       20          $971,052         $10.60           95.8%    Kroger
Acworth

Chastain Square          2003      91,637       27        $1,322,640         $15.84           91.1%    Publix
Atlanta

Commerce Crossing        2003     100,668       10          $366,624          $4.03           90.4%    Ingles, Wal-Mart*
Commerce


                                    GLA                  Annualized      Average Minimum    Percent
                                (Sq.Ft.)at              Minimum Rent     Rent Per Leased   Leased at
                        Year      Dec. 31   Number of   as of December     Sq. Ft. at       Dec. 31,     Anchor Stores and
     Property         Acquired     2003     Tenants(1)   31, 2003(2)      Dec. 31, 2003       2003       Certain Tenants(3)
  -------------       --------   ---------  ---------- --------------    ---------------   ---------   --------------------------
Douglas Commons          2003      97,027       19          $945,752         $10.00           97.5%    Kroger
Douglasville

Fairview Oaks            2003      77,052       13          $858,074         $11.14          100.0%    Kroger
Ellenwood

Grassland Crossing       2003      90,906       14          $951,596         $11.37           92.1%    Kroger
Alpharetta

Hamilton Ridge           2003      89,496       21        $1,089,628         $12.91           94.3%    Kroger
Buford

Mableton Crossing        2003      86,819       18          $858,934         $10.03           98.6%    Kroger
Mableton

Macland                  2003      79,699       17          $657,938          $9.55           86.4%    Publix
Pointe
Marietta

Market Place             2003      77,706       23          $581,596          $7.67           97.6%    Peachtree Cinema
Norcross

Paulding Commons         2003     192,391       31        $1,551,961          $8.07          100.0%    Kroger, Kmart
Dallas

Powers Ferry Plaza       2003      86,473       24          $752,100         $10.42           83.4%    Micro Center
Marietta

Presidential             2003     396,408       40        $3,962,634         $10.00          100.0%    Publix, Bed Bath &
Markets                                                                                                Beyond, GAP, Shoe
Snellville                                                                                             Carnival, Marshalls,
                                                                                                       Carmike Cinema

Shops of Huntcrest       2003      97,040       26        $1,066,392         $12.25           89.7%    Publix
Lawrenceville

Wesley Chapel            2003     170,792       25        $1,141,424          $6.73           99.3%    Ingels, Wal-Mart, CVS
Crossing                                                                                               Pharmacy
Decatur

West Towne Square       2003      89,596        18          $453,427          $5.46           92.6%    Big Lots, Eckerd*
Rome

Williamsburg @           2003      44,928       27          $704,851          $17.27          90.8%
Dunwoody
Dunwoody

Central Georgia (4 Properties)

Daniel Village           2003     171,932       39        $1,237,491          $7.84           91.9%    Bi-Lo, Eckerd*, St.
Augusta                                                                                                Joseph Home Health
                                                                                                       Care

Spalding Village         2003     235,318       28        $1,098,648          $7.65           61.0%    Kroger, JC Penney
Griffin

Walton Plaza             2003      43,460        8          $415,007          $9.55          100.0%    Harris Teeter* (Omni
Augusta                                                                                                Fitness)

Watson Central           2003     227,747       27          $938,516          $4.85           85.0%    Winn-Dixie, Wal-Mart*
Warner Robins                                                                                          (Big Lots)

                                   GLA                  Annualized      Average Minimum    Percent
                                (Sq.Ft.)at              Minimum Rent     Rent Per Leased   Leased at
                        Year      Dec. 31   Number of   as of December     Sq. Ft. at       Dec. 31,     Anchor Stores and
     Property         Acquired     2003     Tenants(1)   31, 2003(2)      Dec. 31, 2003       2003       Certain Tenants(3)
  -------------       --------   ---------  ---------- --------------    ---------------   ---------   --------------------------
South Georgia (2 properties)

Colony Square            2003      50,000        8          $322,476          $6.69           96.4%    Food Lion
Fitzgerald

McAlpin Square           2003     176,807       26        $1,214,646          $7.28           94.4%    Kroger, US Post Office
Savannah                                                                                               Big Lots, In Fashion
                                                                                                       Menswear Outlet
                                ---------   --------     -----------      ---------       ---------
Subtotal Georgia Properties     2,958,601      539       $24,721,341          $9.10           91.8%
(24 properties)                 ---------   --------     -----------      ---------       ---------

KENTUCKY (1 property)

Scottsville Square       2003      38,450       12          $212,861          $6.87           80.6%    Hancock Fabrics, Zap
Bowling Green
                                ---------   --------     -----------      ---------       ---------
Subtotal Kentucky Properties       38,450       12          $212,861          $6.87           80.6%
(1 property)                    ---------   --------     -----------      ---------       ---------


LOUISIANA (15 properties)

Ambassador Row           2003     193,978       25        $1,509,855          $7.90           98.5%    Hobby Lobby*, Conn's
Lafayette                                                                                              Appliances, Big Lots,
                                                                                                       Chuck E. Cheese

Bluebonnet Village       2003      90,215       22          $610,915          $8.47           80.0%    Matherne's
Baton Rouge

The Boulevard            2003      68,012       15          $340,837          $8.15           61.5%    Piccadilly, Harbor Freight
Lafayette                                                                                              Tools

Country Club Plaza       2003      64,686       11          $352,235          $5.76           94.6%    Winn-Dixie, Dollar
Slidell                                                                                                General

The Crossing             2003     113,989       15          $631,864          $5.62           98.7%    Albertsons, A-1 Home
Slidell                                                                                                Appliance, Piccadilly

Elmwood Oaks             2003     133,995        9        $1,192,284          $9.58           92.9%    Wal-Mart* (Academy
Hanahan                                                                                                Sports, Dollar Tree),
                                                                                                       Advance Auto*
                                                                                                       (Goodwill)

Grand Marche             2003     200,585        1           $27,500          $0.14          100.0%    Academy Sports, JoAnn
(land lease)                                                                                           Fabrics
Lafayette

Millervillage            2003      94,559       14          $290,416          $8.12           37.8%    Rite Aid
Baton Rouge

Pinhook Plaza            2003     194,725       31          $442,357          $8.48           26.8%    Rite Aid
Lafayette

Plaza Acadienne          2003     105,419        8          $381,104          $3.62          100.0%    Super 1 Store, Fred's,
Eunice                                                                                                 Howard Brothers*

Sherwood South           2003      77,107       10         $462,699           $6.14           97.7%    Piggly Wiggly*, Burke's
Baton Rouge                                                                                            Outlet, Harbor Freight
                                                                                                       Tools, Blockbuster

Siegen Village           2003     174,578       22        $1,291,372          $8.15           90.8%    Office Depot, Big Lots,
Baton Rouge                                                                                            Dollar Tree, Stage, Party
                                                                                                       City

Tarpon Heights           2003      56,605       10         $262,268           $4.80           96.5%    Eckerd, Stage, Dollar
Galliano                                                                                               General

                                   GLA                  Annualized      Average Minimum    Percent
                                (Sq.Ft.)at              Minimum Rent     Rent Per Leased   Leased at
                        Year      Dec. 31   Number of   as of December     Sq. Ft. at       Dec. 31,     Anchor Stores and
     Property         Acquired     2003     Tenants(1)   31, 2003(2)      Dec. 31, 2003       2003       Certain Tenants(3)
  -------------       --------   ---------  ---------- --------------    ---------------   ---------   --------------------------
Village at               2003     144,638       12        $1,106,635          $7.65          100.0%    Service Merchandise*,
Northshore                                                                                             (Marshalls, Dollar Tree)
Slidell                                                                                                Kirschman's, Bed Bath &
                                                                                                       Beyond

Wal-Mart                 2003      54,223        1          $157,500          $2.90          100.0%    Wal-Mart
Mathews

                                ---------   --------     -----------      ---------       ---------
Subtotal Louisiana Properties   1,767,314      206        $9,059,841          $6.10           84.0%
(16 properties)                 ---------   --------     -----------      ---------       ---------


MISSISSIPPI (1 property)

Shipyard Plaza           2003      66,857        7          $382,536          $5.72          100.0%    Rite Aid, Big Lots
Pascagoula

                                ---------   --------     -----------      ---------       ---------
Subtotal Mississippi               66,857        7         $382,536           $5.72          100.0%
Properties (1 property)         ---------   --------     -----------      ---------       ---------


NORTH CAROLINA
(12 properties)

Centre Pointe            2003     163,642       19          $714,150          $5.71           76.4%    Wal-Mart*, (Belk's,
Plaza                                                                                                  Goody's)
Asheville

Chestnut Square          2003      39,640        7          $261,660          $6.88           96.0%    Food Lion*, Eckerd*,
Brevard                                                                                                (Dollar General)

Galleria                 2003      92,114       40          $741,955          $9.39           85.7%    Harris Teeter, Eckerd
Wrightsville Beach

Parkwest Crossing        2003      85,602       18          $843,220         $10.01           98.4%    Food Lion
Durham

Plaza North              2003      47,240        9          $334,277          $7.26           97.5%    Bi-Lo*, CVS Pharmacy
Hendersonville

Providence Square        2003      85,930       25          $664,123          $8.22           94.1%    Harris Teeter*, Eckerd
Charlotte

Riverview                2003     127,106       11          $839,571          $7.20           91.7%    Kroger, Upchurch Drugs,
Shopping Center                                                                                        Riverview Furniture
Durham

Salisbury                2003      82,578       17          $724,326          $9.22           95.2%    Food Lion, CVS Pharmacy
Marketplace
Salisbury

Shelby Plaza             2003     103,200        8          $298,046          $3.13           92.2%    Big Lots, Aaron
Shelby                                                                                                 Rents*, (Hancock
                                                                                                       Fabrics)

Stanley Market           2003      40,400        3          $220,692          $5.46          100.0%    Winn-Dixie, Family
Place                                                                                                  Dollar
Stanley

Thomasville              2003     148,754       12          $894,987          $6.02          100.0%    Ingles, Kmart, CVS
Commons                                                                                                Pharmacy
Thomasville

Willowdale               2003     120,984       26          $970,076           $8.74          91.7%    Harris Teeter, Carmike
Shopping Center                                                                                        Cinemas, Eckerd*
Durham                                                                                                 (Family Dollar)

                                   GLA                  Annualized      Average Minimum    Percent
                                (Sq.Ft.)at              Minimum Rent     Rent Per Leased   Leased at
                        Year      Dec. 31   Number of   as of December     Sq. Ft. at       Dec. 31,     Anchor Stores and
     Property         Acquired     2003     Tenants(1)   31, 2003(2)      Dec. 31, 2003       2003       Certain Tenants(3)
  -------------       --------   ---------  ---------- --------------    ---------------   ---------   --------------------------
Subtotal  North Carolina
Properties                      ---------   --------     -----------      ---------       ---------
(12 properties)                 1,137,190      195        $7,507,083          $7.19           91.8%
                                ---------   --------     -----------      ---------       ---------

SOUTH CAROLINA
(6  properties)

Belfair Towne            2003     125,389       29        $1,621,157         $13.87           93.2%    Kroger
Village
Bluffton

Lancaster Plaza          2003      77,400        4          $102,000          $1.44           91.5%    Bi-Lo
Lancaster

Lancaster                2003      29,047        2           $30,012          $6.00           17.2%
Shopping Center
Lancaster

North Village            2003      60,356       14          $496,371          $8.22          100.0%    Bi-Lo, Dollar General,
Center                                                                                                 Gold's Gym
Durham

Spring Valley            2003      75,415       17          $657,127          $9.10           95.8%    Bi-Lo, Eckerd
Columbia

Woodruff                 2003      68,055       10          $669,405         $10.01           98.2%    Publix
Greenville

Subtotal South Carolina         ---------   --------     -----------      ---------       ---------
Properties
(6 properties)                    435,662       76        $3,576,072          $9.12           90.0%
                                ---------   --------     -----------      ---------       ---------

TENNESSEE  (2 properties)

Forrest Gallery          2003     214,450       30        $1,180,928          $5.60           98.4%    Kroger, Wal-Mart*
Tullahoma                                                                                              (Tractor Supply, Goodwill,
                                                                                                       Hastings Music)

Smyrna Village           2003      83,334       12          $582,528          $7.98           87.6%    Kroger
Smyrna

Subtotal Tennessee properties   ---------   --------     -----------      ---------       ---------
(2 properties)                    297,784       42        $1,763,456          $6.21           95.4%
                                ---------   --------     -----------      ---------       ---------

TEXAS (30 properties)

Houston (16 properties)

Barker Cypress           2001      66,945       17          $778,239         $12.44           93.5%    H.E.B.
Houston

Beechcrest               2001      90,647       16          $809,503          $8.93          100.0%    Randall's* (Viet Ho),
Houston                                                                                                Walgreens*

Benchmark Crossing       2001      58,384        5          $708,130         $12.13          100.0%    Bally's Fitness
Houston

Bissonnet                2001      15,542        8          $185,003         $16.17           73.6%    Kroger (4),Blockbuster
Houston

Colony Plaza             2001      26,513       15          $455,101         $18.27           94.0%    Albertsons (Velocity
Sugarland                                                                                              Sports)

Forestwood               2002      88,760       16          $986,838         $11.34           98.0%    Kroger
Houston

                                   GLA                   Annualized      Average Minimum    Percent
                                (Sq.Ft.)at              Minimum Rent     Rent Per Leased   Leased at
                        Year      Dec. 31   Number of   as of December     Sq. Ft. at       Dec. 31,     Anchor Stores and
     Property         Acquired     2003     Tenants(1)   31, 2003(2)      Dec. 31, 2003       2003       Certain Tenants(3)
  -------------       --------   ---------  ---------- --------------    ---------------   ---------   --------------------------
Grogan's Mill            2001     118,493       26        $1,320,598         $11.85           94.0%    Randall's* (99(cent)Store),
The Woodlands                                                                                          Petco

Hedwig                   2001      69,504       13          $741,612         $14.31           74.5%    Ross Dress For Less
Houston

Highland Square          2001      64,171       27        $1,089,298         $17.03           99.7%
Sugarland

Market at First          2001     107,301       35        $1,656,314         $15.91           97.0%    Kroger, TJ Maxx, Eckerd
Colony
Houston

Mason Park               2001     160,047       39        $1,414,132         $11.89           74.3%    Kroger, Walgreens*
Katy                                                                                                   (Eloise Collectibles),
                                                                                                       Palais Royal, Petco

Mission Bend             2001     131,575       27        $1,104,447          $9.02           93.1%    Randall's, Remarkable
Houston                                                                                                Furniture

Spring Shadows           2001     106,995       18          $990,456          $9.54           97.1%    H.E.B.
Houston

Steeplechase             2001     105,152       26        $1,095,948         $11.02           94.6%    Randall's
Jersey Village

Wal-Mart Stores,         2003      53,571        1          $175,350          $3.27          100.0%    Wal-Mart* (Sutherland
Inc.                                                                                                   Lumber)
Marble Falls

Dallas (13 properties)

Green Oaks               2001      65,091       34          $611,168         $10.87           86.4%    Kroger
Arlington

Melbourne Plaza(5)       2001      47,517       18          $470,945         $11.12           89.2%
Hurst

Minyard's                2001      65,295        2          $399,648          $6.12          100.0%    Minyards/Sack N Save
Garland

Parkwood                 2001      81,590       18        $1,013,125         $13.20           94.0%    Albertsons, Planet Pizza
Plano

Plymouth Park East       2001      56,435       10          $235,585          $4.29           97.3%    Kroger
Irving

Plymouth Park            2001     444,541       58        $1,641,884          $7.18           51.5%    Blockbuster, Dollar
North                                                                                                  General, Thrift Store, Post
Irving                                                                                                 Office, Chateau Theatre,
                                                                                                       Levines

Plymouth Park            2001      49,102        7          $236,555          $6.44           74.8%    Betcha Bingo
South
Irving

Plymouth Park West       2001     178,930       15          $577,092          $3.52           91.7%    Bargain City, Dollar Store,
Irving                                                                                                 Fashion Depot

Richwood                 2001      54,871       28          $512,083         $13.38           69.7%    Albertsons(4), Blockbuster
Richardson

Rosemeade Park           2001      51,234       18          $431,716         $12.90           65.3%    Kroger(4), Blockbuster
Carrolton

                                   GLA                   Annualized      Average Minimum    Percent
                                (Sq.Ft.)at              Minimum Rent     Rent Per Leased   Leased at
                        Year      Dec. 31   Number of   as of December     Sq. Ft. at       Dec. 31,     Anchor Stores and
     Property         Acquired     2003     Tenants(1)   31, 2003(2)      Dec. 31, 2003       2003       Certain Tenants(3)
  -------------       --------   ---------  ---------- --------------    ---------------   ---------   --------------------------
Sterling Plaza           2001      65,765       16          $754,740         $15.80           72.6%    Bank One, Irving City
Irving                                                                                                 Library

Townsend                 2001     146,953       38        $1,126,713          $8.85           86.7%    Albertsons(4), Bealls,
Desoto                                                                                                 Victory Gym, Dollar
                                                                                                       General

Village by the           2001      44,523       10          $680,922         $16.55           92.4%    Petco, Movie Trading
Park
Arlington

San Antonio (2 properties)

Blanco Village           2002     108,325       16        $1,698,811         $15.68          100.0%    H.E.B.
San Antonio

Wurzbach                 2001      59,771        3          $170,729          $2.86          100.0%    Albertsons*
San Antonio
                                ---------   --------     -----------      ---------       ---------
Subtotal Texas Properties       2,783,543      580       $24,072,685         $10.26           84.3%
(30 properties)                 ---------   --------     -----------      ---------       ---------


VIRGINIA (2 properties)

Smyth Valley             2003     126,841       14          $741,643          $5.85          100.0%    Ingles, Wal-Mart
Crossing
Marion

Waterlick Plaza          2003      98,694       24          $681,667          $8.72           79.2%    Kroger, CVS Drugs
Lynchburg

Subtotal Virginia Properties    ---------   --------     -----------      ---------       ---------
(2 properties)                    225,535       38        $1,423,310          $6.94          90.9%
                                ---------   --------     -----------      ---------       ---------

Total/Weighted Average
Supermarket and
Necessity-Oriented Retailer
Anchored Centers
(168 properties)               18,201,244    3,555      $156,722,144          $9.40           91.6%
                               ----------   --------    ------------      ---------       ---------

DEVELOPMENTS AND
REDEVELOPMENTS (14)

Ambassador Row           2003     158,783       30        $1,126,788          $8.75           81.1%    Marshalls, Bed Bath &
Courtyard                                                                                              Beyond, Hancock Fabrics
Lafayette, LA

Bandera Festival         2001     195,438       34        $1,127,572         $10.91           52.9%    Bealls, Eckerd*
San Antonio, TX                                                                                        (Scrapbook Haven),
                                                                                                       Blockbuster

Cashmere(5)              2001   4.0 acres       --               N/A            N/A              --
Port St. Lucie, FL

Copperfield              2001     132,960       33          $997,733         $12.77           58.8%    JoAnn Fabrics
Houston, TX

CVS Plaza(6)         2003 Dev.  4.0 acres       --               N/A            N/A              --
Miami, FL

                                   GLA                   Annualized      Average Minimum    Percent
                                (Sq.Ft.)at              Minimum Rent     Rent Per Leased   Leased at
                        Year      Dec. 31   Number of   as of December     Sq. Ft. at       Dec. 31,     Anchor Stores and
     Property         Acquired     2003     Tenants(1)   31, 2003(2)      Dec. 31, 2003       2003       Certain Tenants(3)
  -------------       --------   ---------  ---------- --------------    ---------------   ---------   --------------------------
East Bay Plaza           1993      85,426       23          $503,009         $10.00           58.9%    Albertsons(4), Family
Largo                                                                                                  Dollar, Hollywood Video

Eustis Square            1993     126,791       27          $570,412          $6.72           67.0%    Save-a-Lot, Walgreens*
Eustis                                                                                                 (Bealls Outlet)

Gulf Gate Plaza          2003     201,620       21          $839,569          $6.50           64.0%    Bealls Outlet, JoAnn
Naples                                                                                                 Fabrics, Dockside Imp.,

Miramar Outparcel    Held for   2.0 acres       --               N/A            N/A              --
Miramar, FL            Sale

Oakbrook           2003 Redev.    212,074       32        $1,943,143          $13.41          68.3%    Publix, Duffy's,
Palm Beach                                                                                             Stein Mart, Eckerd
Gardens,  FL

 Venice Plaza            2003     159,473       18          $538,077          $5.23           64.6%    Kash N Karry, TJ Maxx
 Venice

Walden Woods       2003 Redev.     74,336       13          $395,702          $6.49           82.0%    Walgreens, Dollar
Plant City, FL                                                                                         Tree, Aaron Rents

Waterstone(7)        2004 Dev. 12.0 acres       --               N/A            N/A              --
Homestead, FL

Westbridge(8)        2005 Dev. 13.5 acres       --                --             --              --
McDonough, GA

Total Developments &            ---------   --------     -----------      ---------       ---------
Redevelopments (14)             1,346,901      231        $8,042,005          $9.10           65.6%
                                ---------   --------     -----------      ---------       ---------

Total Retail Properties         ---------   --------    ------------      ---------       ---------
(182 properties)               19,548,145    3,786      $164,764,149          $9.38           89.8%
                                ---------   --------    ------------      ---------       ---------

Other Properties
----------------

4101 South I-85          2003     188,513       10          $386,977             --           73.7%    -
Industrial property
Charlotte, NC

Mandarin                 1994      52,880      534               N/A            N/A           97.7%    -
Mini-storage(9)
Jacksonville, FL

Southwest                2001      93,402       18          $533,890             --           52.8%    Walgreens
Walgreens**
Phoenix, AZ

Grand Total                    ----------   --------     -----------      ---------       ---------
(185 properties)               19,882,940    4,348     $165,685,016            N/A          89.5%
                               ----------   --------     -----------      ---------       ---------

-----------------------------

(1)  Number of tenants includes both occupied and vacant units.

(2) Calculated by annualizing the tenant's monthly base rent payment at December 31, 2003, excluding expense reimbursements, percentage rent payments and other charges.

(3) Includes supermarket tenants and certain other tenants, as well as, occupants that are on an adjacent or contiguous, separately owned parcel and do not pay any rent or expense recoveries.

(4)  This tenant is on adjacent or contiguous, separately owned parcel.

(5) This development property is a 4.0 acre site located adjacent to our Cashmere retail center.

(6) This development property is a 4.0 acre site located at the northeast corner of S.W. 147th Avenue and Coral Way. Construction has commenced on a 25,000 square foot drugstore anchored shopping center.

(7) This development property is a 12.0 acre site located 25 miles south of Miami, FL. We expect to develop a supermarket-anchored shopping center in 2004.

(8) This development property is a 13.5 acre site located in Georgia. We expect to develop a supermarket-anchored center in 2005.

(9)  There are 534 storage spaces available at this property.

* Indicates a tenant that has closed its store and ceased to operate at the property, but continues to pay rent under the terms of its lease. The sub-tenant, if any, is shown in parentheses.
**   This property was sold in February 2004.

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

Major Tenants

     The following table sets forth as of December 31, 2003 the gross leasable area, or "GLA" of our existing properties leased to tenants in supermarket retail properties:

                                         Supermarket             Other Anchor       Non-anchor
                                        Anchor Tenants             Tenants          Tenants             Total
                                        --------------           -----------       -----------        ----------
Leased GLA (sq. ft.)                         5,475,680            5,530,083         6,555,469         17,561,232
Percentage of Total Leased GLA                 31.2%                31.5%             37.3%              100%


     The following table sets forth as of December 31, 2003 the annual minimum rent at expiration of our existing properties attributable to tenants in retail properties:

                                         Supermarket             Other Anchor       Non-anchor
                                        Anchor Tenants             Tenants          Tenants             Total
                                        --------------           -----------       -----------        ----------
Annual Minimum Rent ("AMR")                $ 36,441,509         $ 36,647,127       $ 97,193,231      $170,281,867
Percentage of Total AMR                        21.4%                21.5%              57.1%             100%

     The following table sets forth as of December 31, 2003 information regarding leases with our ten largest tenants in retail properties:

                                                                    Annualized     Percent of         Average
                                                                     Minimum        Aggregate         Annual
                                                       Percent       Rent at       Annualized         Minimum
                              Number       GLA        of Total     December 31,     Minimum           Rent per
           Tenant           of Leases  (square feet)     GLA            2003           Rent          Square Foot
--------------------------- ---------  -------------  ----------  ---------------  ------------    --------------
Publix.....................       45     2,004,580        10.3%     $ 14,465,152        8.8%             $  7.22
Kroger.....................       16       863,800         4.4%        6,641,730        4.0%                7.69
Winn-Dixie.................       17       761,143         3.9%        4,949,604        3.0%                6.50
Wal-Mart...................       11       834,994         4.3%        3,687,045        2.2%                4.42
Kmart......................        6       524,937         2.7%        2,795,865        1.7%                5.33
Blockbuster................       28       164,370         0.8%        2,473,635        1.5%               15.05
Eckerd.....................       27       267,696         1.4%        2,340,273        1.4%                8.74
Food Lion/Kash N Karry.....        8       297,802         1.5%        1,962,601        1.2%                6.59
Bed Bath & Beyond..........        6       202,658         1.0%        1,930,031        1.2%                9.52
H.E. Butt Grocery..........        3       178,608         0.9%        1,793,855        1.1%               10.04
                               ------  -------------  ----------  ---------------  ------------    --------------
Subtotal top ten tenants....     167     6,100,588        31.2%     $ 43,039,791        26.1%            $  7.06
                               ======  =============  ==========  ===============  ============    ==============

Lease Expirations

     The following tables sets forth the anticipated expirations of our tenant leases in retail properties as of December 31, 2003 for each year from 2004 through 2013 and thereafter:

All Tenants

                                                                                      Percent of
                                                                                      Aggregate          Average Annual
                                                                     Annualized       Annualized        Minimum Rent per
                       Number of        GLA         Percent of      Minimum Rent      Minimum Rent       Square Foot at
       Year             Leases      (square feet)   Total GLA      at Expiration     at Expiration         Expiration
--------------------  ------------  -------------  -------------  ----------------- -----------------  -------------------
   M-T-M                     139         256,499        1.3%        $  2,070,839            1.2%             $  8.07
     2004                    683       1,832,226        9.4%          20,380,475           12.0%               11.12
     2005                    692       1,934,905        9.9%          22,704,655           13.3%               11.73
     2006                    636       2,010,762       10.3%          23,909,760           14.0%               11.89
     2007                    391       1,805,775        9.2%          18,987,563           11.2%               10.51
     2008                    370       1,552,500        7.9%          17,767,725           10.4%               11.44
     2009                     87       1,113,334        5.7%           8,180,793            4.8%                7.35
     2010                     65         658,679        3.4%           6,267,312            3.7%                9.51
     2011                     41         995,273        5.1%           7,069,214            4.2%                7.10
     2012                     35         855,976        4.4%           6,935,610            4.1%                8.10
     2013                     29         487,129        2.5%           4,047,408            2.4%                8.31
   Thereafter                120       4,058,174       20.7%          31,960,513           18.7%                7.88
                      ------------  -------------  -------------  ----------------- -----------------  -------------------
Sub-total/Average          3,288      17,561,232       89.8%         170,281,867          100.0%                9.70

Vacant                       498       1,986,913       10.2%                  NA             NA                  NA
                      ------------  -------------  -------------  ----------------- -----------------  -------------------
Total/Average              3,786      19,548,145      100.0%        $170,281,867          100.0%             $  8.71
                      ============  =============  =============  ================= =================  ===================

Anchor Tenants (10,000 sq. ft. or greater)

                                                                                      Percent of
                                                                                      Aggregate          Average Annual
                                                                     Annualized       Annualized        Minimum Rent per
                       Number of        GLA         Percent of      Minimum Rent      Minimum Rent       Square Foot at
       Year             Leases      (square feet)   Total GLA      at Expiration     at Expiration         Expiration
--------------------  ------------  -------------  -------------  ----------------- -----------------  -------------------
   M-T-M                       -               -        0.0%         $         -            0.0%         $       -
     2004                     24         559,258        4.6%           3,082,495            4.2%                5.51
     2005                     25         506,953        4.2%           2,569,957            3.5%                5.07
     2006                     30         721,681        5.9%           4,498,458            6.2%                6.23
     2007                     36         954,354        7.8%           6,021,393            8.2%                6.31
     2008                     29         725,470        6.0%           4,632,700            6.3%                6.39
     2009                     22         915,025        7.5%           5,212,627            7.1%                5.70
     2010                     20         534,248        4.4%           3,881,940            5.3%                7.27
     2011                     21         934,311        7.7%           5,694,087            7.8%                6.09
     2012                     19         787,899        6.5%           5,508,061            7.5%                6.99
     2013                     11         412,940        3.4%           2,560,624            3.5%                6.20
   Thereafter                 87       3,953,624       32.4%          29,426,294           40.4%                7.44
                      ------------  -------------  -------------  ----------------- -----------------  -------------------
Sub-total/Average            324      11,005,763       90.4%          73,088,636          100.0%             $  6.64

Vacant                        37       1,167,252        9.6%                  NA             NA                  NA
                      ------------  -------------  -------------  ----------------- -----------------  -------------------
Total/Average                361      12,173,015      100.0%         $73,088,636          100.0%             $  6.00
                      ============  =============  =============  ================= =================  ===================


Local Tenants (less than 10,000 sq. ft.)

                                                                                      Percent of
                                                                                      Aggregate          Average Annual
                                                                     Annualized       Annualized        Minimum Rent per
                       Number of        GLA         Percent of      Minimum Rent      Minimum Rent       Square Foot at
       Year             Leases      (square feet)   Total GLA      at Expiration     at Expiration         Expiration
--------------------  ------------  -------------  -------------  ----------------- -----------------  -------------------
   M-T-M                     139         256,499        3.5%        $  2,070,839            2.1%            $   8.07
     2004                    659       1,272,968       17.3%          17,297,980           17.8%               13.59
     2005                    667       1,427,952       19.4%          20,134,698           20.7%               14.10
     2006                    606       1,289,081       17.5%          19,411,302           20.0%               15.06
     2007                    355         851,421       11.5%          12,966,170           13.3%               15.23
     2008                    341         827,030       11.2%          13,135,025           13.5%               15.88
     2009                     65         198,309        2.7%           2,968,166            3.1%               14.97
     2010                     45         124,431        1.7%           2,385,372            2.5%               19.17
     2011                     20          60,962        0.8%           1,375,127            1.4%               22.56
     2012                     16          68,077        0.9%           1,427,549            1.5%               20.97
     2013                     18          74,189        1.0%           1,486,784            1.5%               20.04
   Thereafter                 33         104,550        1.4%           2,534,219            2.6%               24.24
                      ------------  -------------  -------------  ----------------- -----------------  -------------------
Sub-total/Average          2,964       6,555,469       88.9%          97,193,231          100.0%               14.83

Vacant                       461         819,661       11.1%                  NA             NA                  NA
                      ------------  -------------  -------------  ----------------- -----------------  -------------------
Total/Average              3,425       7,375,130      100.0%        $ 97,193,231          100.0%             $ 13.18
                      ============  =============  =============  ================= =================  ===================

     We may incur substantial expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses.

Insurance

     Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease. We believe that our properties are covered by adequate fire, flood and property insurance, all provided by reputable companies. However, certain of our properties are not covered by disaster insurance with respect to certain hazards (such as hurricanes) for which coverage is not available or available only at rates, which in our opinion are not economically justifiable.

Unconsolidated Joint Venture Investments

     As of December 31, 2003, we owned non-controlling interests in two unconsolidated joint ventures, as follows:

     o We own a 50% interest in the joint venture which owns City Centre, an office/retail center located in Palm Beach Gardens, Florida that was 93% occupied as of December 31, 2003. It is encumbered by an 8.54% fixed-rate mortgage loan with a balance of $13.0 million, maturing in April 2010.

     o We own a 50% interest in the joint venture which owns a parcel of land, adjacent to City Centre that is held for future development.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for stockholder vote during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information and Dividends

     Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol "EQY." On March 1, 2004, we had approximately 2,000 stockholders of record representing approximately 15,000 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the distributions declared by us:

                                                    Distributions
                                High       Low        Declared
                             ---------   --------   -------------
    First Quarter, 2002       $ 14.60     $13.30      $  0.27
    Second Quarter, 2002      $ 14.25     $13.25      $  0.27
    Third Quarter, 2002       $ 14.14     $12.08      $  0.27
    Fourth Quarter, 2002      $ 13.75     $11.85      $  0.27

    First Quarter, 2003       $ 15.30     $12.92      $  0.27
    Second Quarter, 2003      $ 17.26     $15.32      $  0.27
    Third Quarter, 2003       $ 17.82     $16.43      $  0.28
    Fourth Quarter, 2003      $ 17.50     $16.40      $  0.28


     Dividends paid during 2003 and 2002 totaled $70.7 million and $35.8 million, respectively. Future declarations of dividends will be made by us at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code of 1986, or the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our "real estate investment trust taxable income," as defined in Section 857 of the Code.

Equity Compensation Plan Information

     The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2003.

--------------------------------| -------------------------|------------------------------|--------------------------------|
                                |                          |                              |     Number of securities       |
                                |                          |                              |   remaining available for      |
                                | Number of securities to  |                              |    future issuance under equity|
                                | be issued upon exercise  |  Weighted-average exercise   | compensation plans (excluding  |
                                |  of outstanding options, | price of outstanding options,|    securities reflected in     |
         Plan category          |   warrants and rights    |     warrants and rights      |         column (a))            |
--------------------------------|--------------------------|------------------------------|--------------------------------|
                                |          (a)             |              (b)             |              (c)               |
--------------------------------|--------------------------|------------------------------|--------------------------------|
   Equity compensation plans    |      1,700,898(2)        |             $13.21           |            447,099(3)          |
approved by security holders(1) |                          |                              |                                |
--------------------------------|--------------------------|------------------------------|--------------------------------|
 Equity compensation plans not  |                          |                              |                                |
 approved by security holders   |           -              |               -              |               -                |
--------------------------------|--------------------------|------------------------------|--------------------------------|
             Total              |      1,700,898           |             $13.21           |            447,099             |
--------------------------------|--------------------------|------------------------------|--------------------------------|

(1) Includes information related to our 1995 Stock Option Plan, 2000 Executive Incentive Compensation Plan, 1989 IRT Stock Option Plan and 1998 IRT Long-Term Incentive Plan.
(2) Includes options to purchase 205,148 shares of common stock issuable upon the exercise of options assumed in the IRT merger.
(3) Also excludes shares of restricted stock and other awards granted prior to December 31, 2003 under the plan.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated operating data and balance sheet data set forth below have been derived from our consolidated financial statements, including the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 contained elsewhere herein. The consolidated financial statements as of and for the years ended December 31, 2003, 2002 and 2001 have been audited by Deloitte & Touche LLP, independent auditors. The data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

                                                                 Year Ended December 31,
                                     ------------------------------------------------------------------------------
                                         2003               2002          2001             2000            1999
                                     -------------     ------------    ------------    -------------    -----------
                                              (in thousands other than per share, percentage and ratio data)
Statement of Operations Data:
(1)(2)
  Total rental income..............      $ 189,976         $ 98,904        $ 77,404        $ 46,465        $ 25,451
                                     -------------     ------------    ------------    ------------    ------------
  Property operating expenses......         54,866           30,763          24,124          13,187           6,512
  Interest expense.................         37,826           22,106          20,909          12,426           5,086
  Amortization of deferred
    financing fees.................          1,111              884           1,114             248               -
  Rental property depreciation and
    amortization...................         27,598           13,303          10,798           6,167           3,396
  Litigation settlement............              -            2,067               -               -               -
  General and administrative
    expenses.......................         11,046            6,649           3,553           2,559           1,622
                                     -------------     ------------    ------------    ------------    -----------
  Total costs and expenses.........        132,447           75,772          60,498          34,587          16,616
                                     -------------     ------------    ------------    ------------    ------------
  Other income and expenses........          1,027            4,222             609             793           4,418
                                     -------------     ------------    ------------    ------------    ------------
  Income before discontinued
    operations and minority
    interest.......................       $ 58,556         $ 27,354        $ 17,515        $ 12,671        $ 13,253
                                     =============     ============    ============    ============    ============
  Net income.......................       $ 63,647         $ 39,934        $ 18,721        $ 12,555        $ 13,589
                                     =============     ============    ============    ============    ============
  Basic earnings per share:
    Income before discontinued
      operations...................       $   0.96         $   0.84        $   0.77        $   0.82        $   1.21
                                     =============     ============    ============    ============    ============
    Net income.....................       $   1.06         $   1.22        $   0.83        $   0.88        $   1.26
                                     =============     ============    ============    ============    ============
  Diluted earnings per share:
    Income before discontinued
      operations...................       $   0.95         $   0.82        $   0.77        $   0.82        $   1.21
                                     =============     ============    ============    ============    ============
    Net income.....................       $   1.05         $   1.20        $   0.83        $   0.87        $   1.26
                                     =============     ============    ============    ============    ============
                                                                                                        (continued)


                                                                Year Ended December 31,
                                    -------------------------------------------------------------------------------
                                        2003               2002            2001            2000            1999
                                    -------------      ------------    ------------    -------------    -----------
                                             (in thousands other than per share, percentage and ratio data)
Balance Sheet Data: (2)
   Total rental properties, net
     of accumulated depreciation..    $  1,617,299       $  678,431      $  627,687      $  483,699      $  204,919
   Total assets...................       1,677,386          730,069         668,536         542,817         212,497
 Mortgage notes payable...........         459,103          332,143         345,047         280,396          97,752

 Total liabilities................         834,162          375,969         386,400         317,392         121,068

 Minority interest................          12,672            3,869           3,869          37,762             989
 Shareholders' equity.............         830,552          350,231         278,267         187,663          90,440


Other Data:(2)
  Funds from operations(3)........    $     89,870       $   45,487      $   29,848      $   19,266      $   13,354
  Cash flows from:
    Operating activities..........          78,262           45,613          28,214          20,293          20,169
    Investing activities..........        (326,160)         (51,439)        (42,435)        (11,679)        (62,239)
    Financing activities..........         245,920            7,864          12,780          (6,694)         40,903

   GLA (square feet) at end of
    period........................          19,883            8,530           8,637            3,169          2,836
   Occupancy at end of period.....             90%              89%             86%              95%            95%

   Dividends per share............    $       1.10       $     1.08      $     1.06       $     1.10     $     1.02

                                                                                                         (continued)

--------------------------
(1)  Restated to reflect the reporting of discontinued operations.
(2) Prior year data has been reclassified to conform to the current period's presentation.
(3) We believe Funds From Operations ("FFO") (combined with the primary GAAP presentations) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry, in particular, REITs. Accounting for real estate assets using historical cost accounting under accounting principles generally accepted in the United States of America ("GAAP") assumes that the value of real estate diminishes predictably over time. The National Association of Real Estate Investment Trusts ("NAREIT") stated in its April 2002 White Paper on Funds from Operations "since real estate values...have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves."

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

     The following table illustrates the calculation of funds from operations for the five years ended December 31, 2003:

                                                                    Year Ended December 31,
                                            -----------------------------------------------------------------------
                                                2003           2002          2001           2000           1999
                                            -----------    -----------    ----------    -----------    ------------
Net income.................................    $ 63,647       $ 39,934      $ 18,721        $12,555         $13,589
  Adjustments:
  Rental property depreciation and
    amortization, including discontinued
    operations.............................      28,007         13,810        11,665          6,534           3,483
  (Gain) loss on disposal of income
    producing properties...................      (3,083)        (9,264)          609             63          (3,814)
  Minority interest, excluding CEFUS.......         803            101            99              -              96
Other Items:
  Interest on convertible partnership
    units..................................          43            259           259             20               -
  Deferred income tax (benefit)
    expense................................           -              -          (374)         1,071               -
  Minority interest in CEFUS share of
    FFO adjustments........................           -              -        (1,369)        (1,010)              -
  Pro-rata share of real estate
    depreciation from joint ventures.......        453            647           238             33               -
                                            -----------    -----------    ----------    -----------    ------------

Funds from operations......................    $ 89,870       $ 45,487      $ 29,848        $19,266         $13,354
                                            ===========    ===========    ==========    ===========    ============


     The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

                                                                   Year Ended December 31,
                                           -----------------------------------------------------------------------
                                               2003           2002          2001           2000           1999
                                           -----------    -----------    ----------     ----------      ----------
Earnings per diluted share*...............      $.1.05         $ 1.20        $ 0.83         $ 0.87          $ 1.26
Adjustments:
Rental property depreciation and
   amortization, including
   discontinued operations................        0.45           0.41          0.52           0.45            0.32
 (Gain) loss on disposal of income
    producing properties..................       (0.05)         (0.27)         0.03           0.01           (0.35)
 Minority interest........................        0.01              -             -              -            0.01
 Other items:
 Deferred income tax (benefits)
    expense...............................           -              -         (0.02)          0.07               -
 Minority interest in CEFUS share of
    FFO adjustments.......................           -              -         (0.06)         (0.07)              -
 Pro-rata share of real estate
    depreciation from joint ventures...              -           0.02          0.01              -               -
                                           -----------    -----------    ----------     ----------      ----------
Funds from operations per diluted share..       $ 1.46         $ 1.36        $ 1.31         $ 1.33          $ 1.24
                                           ===========    ===========    ==========     ==========      ==========

* Earnings per diluted  share  reflect the  add-back of interest on  convertible partnership  units and the  minority  interest(s)  in earnings  of  consolidated subsidiaries which are convertible to shares of our common stock.
                                                                                                         (concluded)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following should be read in conjunction with our consolidated financial statements, including the notes thereto, which are included elsewhere in this annual report.

     We operate as a real estate investment trust, or REIT, that principally acquires, renovates, develops and manages community and neighborhood shopping centers located predominately in high growth markets in the southern United States. Our shopping centers are primarily anchored by supermarkets or other necessity-oriented retailers such as drug stores or discount retail stores. As of December 31, 2003, our portfolio consisted of 185 properties, comprising 123 supermarket-anchored shopping centers, 11 drug store-anchored shopping centers, 44 other retail-anchored shopping centers, one self-storage facility, one industrial and five retail developments, as well as non-controlling interests in two unconsolidated joint ventures that own and operate commercial properties.

     We believe we distinguish ourselves by owning and operating shopping centers anchored by supermarkets or necessity-oriented retailers in high density areas that are experiencing high population growth. Our goal is to own and operate properties containing dominant supermarket operators and a diverse tenant mix. We believe that these characteristics combine to reduce the vulnerability of our properties to economic downturns, enhance consumer traffic through our properties and generate more stable cash flows over time. We derive substantially all of our revenue from tenants under existing leases at our properties.

     Our business is generally dependent on the performance of the economy in the areas in which we own properties. Changes in the economic environment tend to have a direct effect on our tenants' businesses and, therefore, their ability to continue to pay us rent. In 2003, the overall U.S. economy began to demonstrate sustained economic growth. This growth, as well as the prevailing low interest rate environment, contributed to the growth in our cash flows and allowed us to increase the occupancy rates at our centers for the year. We have followed a disciplined approach and taken advantage of the improving economic environment in our markets. First, we continue to concentrate on shopping centers in the southern region of the United States by acquiring new centers in high growth, high density areas, developing and redeveloping centers in these areas and selling properties that no longer meet our investment criteria. Second, we also have repaid certain high interest rate mortgage debt and obtained a variable rate unsecured revolving credit facility on what we consider to be favorable financial and legal terms. Third, we were able to access the capital markets for additional equity financing.

     The highlights of our 2003 activity reflect this strategy.

o We completed a statutory merger with IRT Property Company acquiring 93 properties comprising approximately 10 million square feet of gross leasable area located in ten states in the southern region of the United States. We now have shopping centers in twelve states primarily in Florida, Texas, Georgia, North Carolina, South Carolina and Louisiana.

o We acquired an additional 10 supermarket anchored centers, an outparcel and land held for future development for approximately $211.0 million.

o We sold 6 properties, a property held by a joint venture and a joint venture interest for gross proceeds of $33.3 million.

o We completed the development of a supermarket anchored shopping center containing 91,000 square feet of gross leasable area and have over 25 development and redevelopments underway.

o We completed two public equity offerings of our common stock, raising proceeds of $99.9 million and issuing 6.0 million shares of our common stock.

o We entered into a $340 million unsecured revolving credit facility and prepaid $54.8 million of fixed and variable rate debt. Our fixed rate mortgage debt outstanding of $459.1 million is at a weighted average interest rate of 7.45%, our $150.0 million fixed rate senior unsecured notes are at a weighted average interest rate of 7.55% and our variable rate revolving credit facility has an interest rate currently at 2.06% including the effect of interest swaps.

o We increased the base rental rate by 3.1% on 284 lease renewals aggregating 674,889 square feet to $12.30 per square foot. We executed 367 new leases totaling 1,144,882 square feet at an average rate of $10.89 per square foot and we increased our occupancy rate to 91.6% in the portfolio.

     However, our long-term operating cash flow is dependent on the continued occupancy of our properties, the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. Therefore, the main long-term threat to our business is our dependence on the viability of our anchor and other tenants. General economic downturns and competition from national and regional supercenters, such as Wal-Mart or other discount retailers, may have an increasing adverse impact on the business of our tenants by taking customers or reducing operating margins. For instance, Winn-Dixie Stores Inc., which has supermarkets in 17 of our centers, has recently announced deteriorating operating results and has had the rating on its senior notes downgraded. However, we believe that these risks are mitigated by concentrating on high-density, urban areas, leasing to the dominant supermarket operators in the markets in which we own properties and maintaining a diverse tenant mix. We are not currently aware of any pending tenant bankruptcies that are likely to materially affect our rental revenues.

     We are optimistic that we are well positioned to take advantage of the sustained growth of the economy and continuing low interest rate environment while our largely fixed rate indebtedness protects us from increases in interest rates in the near term.

     Short-Term Liquidity Needs

     As of December 31, 2003, we had $966,000 in cash and $150.6 million available to be drawn under our revolving credit facilities. Our cash flow generated by operations was $78.3 million for the year ended December 31, 2003.

     Our short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties, general and administrative expenses (including payroll and related costs), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), development and redevelopment activities, quarterly dividends paid to our common shareholders and distributions made to holders of operating partnership units.

     Historically, we have satisfied these requirements principally through cash generated from operations. We believe that cash generated from operations and borrowings under our unsecured revolving credit facilities will be sufficient to meet our short-term liquidity requirements; however, there are certain factors that may have a material adverse effect on our cash flow.

     Our current development plans include over 25 development and redevelopment projects, the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $107.2 million of which $32.5 million remains unfunded based on our current plans. We intend to fund these costs from our unsecured revolving credit facilities.

     We may incur significant expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. We expect to pay for re-leasing and recurring capital expenditures out of cash from operations.

     As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met with cash generated from current operations and external sources of capital.

     During 2003, we paid dividends on our common stock in an amount equal to $1.10 per share. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Directors, our ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements. We also make regular distributions on units in partnerships that we control.

     Long-Term Liquidity Needs

     Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development and redevelopment projects that we undertake at our properties and the costs associated with acquisitions of properties or other companies. Historically, we have satisfied these requirements principally through what we believe to be the most advantageous source of capital available at the time, which has included the incurrence of new debt through borrowings under credit facilities and the issuance of debt securities, sales of common stock, capital raised through the disposition of assets, repayment by third parties of notes receivable and joint venture capital transactions. We believe that these sources of capital will continue to be available in the future to fund our long-term capital needs; however, there are certain factors that may have a material adverse effect on our ability to access these capital sources.

     Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have investment grade credit ratings for our unsecured senior debt from two major rating agencies - Standard & Poor's and Moody's Investors Service. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service debt. If such a downgrade occurs, it would increase the interest rate currently payable under our existing credit facilities, it likely would increase the costs associated with obtaining future financing, and it potentially could adversely affect our ability to obtain future financing. The indentures under which our publicly traded debt securities are issued also contain certain restrictions on our ability to incur debt and other financial covenants.

     The following table sets forth certain information regarding future contractual obligations as of December 31, 2003 (in thousands):

                                                          Payments due by period
                                                          ----------------------
                                                   Less than                                     More than
Contractual Obligation                 Total         1 year        1-3 years      3-5 years       5 years
----------------------              ----------     ----------     -----------    -----------    -----------
Mortgage notes payable:
  Scheduled amortization...........  $ 116,468       $  9,432       $  19,762      $  20,263      $  67,011
  Balloon payments.................    342,635          2,727          54,851         42,968        242,089
                                    ----------     ----------     -----------    -----------    -----------
   Total mortgage obligations......    459,103         12,159          74,613         63,231        309,100
                                    ----------     ----------     -----------    -----------    -----------
Unsecured revolving credit
  facilities.......................    162,000              -         162,000              -              -
Unsecured senior notes.............    150,000              -          50,000         75,000         25,000
Capital leases.....................          -              -               -              -              -
Operating leases...................        346            277              57             12              -
Development and redevelopment......     32,487         25,274           7,213              -              -
                                    ----------     ----------     -----------    -----------    -----------
Total contractual obligations......  $ 803,936       $ 37,710       $ 293,883      $ 138,243      $ 334,100
                                    ==========     ==========     ===========    ===========    ===========

Off Balance Sheet Arrangements

     We have an off balance sheet joint venture and other unconsolidated arrangements with varying structures. As of December 31, 2003, our off balance sheet arrangements were as follows:

     o Letters of credit totaling $1.4 million have been provided as security for certain performance requirements.

     o Our unconsolidated joint venture, PG Partners, has aggregate outstanding indebtedness of approximately $12.9 million, bearing fixed rate interest at 8.5% and maturing April 2010. Principal and interest payments of $102,000 are due monthly which are paid out of operating cash flow from the property. Our investment in this joint venture is $2.9 million.

     o We have committed to fund $32.5 million, based on current plans and estimates, in order to complete pending development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by our available credit facilities.

Critical Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations provides additional information related to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates and if necessary, adjusts its estimates and judgments, including those related to real estate and development assets, revenue recognition in conjunction with providing development, leasing and management services and equity in earnings of unconsolidated joint ventures. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Real Estate Properties and Development Assets. We capitalize acquisition and construction costs, property taxes, interest and other miscellaneous costs that are directly identifiable with a project, from pre-acquisition until the time that construction is complete and the development is ready for its intended use, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 67 and SFAS No. 34. We allocate the capitalized project costs to the various components of the project based on the components' relative fair values. Our cost allocation method requires the use of management estimates regarding the fair market value of each project component. Management bases its estimates on current market appraisals, comparable sales, existing sale and purchase contracts, replacement cost, historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the fair market values of real estate assets. Actual results may differ from these estimates and anticipated returns on a project, as well as the gain or loss on disposition of the individual project components, could vary significantly from estimated amounts.

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

     Business Combinations. We allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Fair value is defined as the amount at which that asset could be bought or sold in a current transaction between willing parties (other than in a forced or liquidation sale). In order to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, we identify and estimate the fair value of the land, buildings, and improvements, review the leases to determine the existence of, and estimate the fair value of, any contractual or other legal rights and investigation of the existence of, and estimate the fair value of, any other identifiable intangible assets. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

     The cost approach is used as the primary method to estimate the fair value of buildings, improvements and other assets. The market value approach is used as the primary method to estimate the fair value of land. The determination of the fair value of contractual intangibles is based on the costs to originate a lease including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. In-place lease values are based on our evaluation of the specific characteristics of each lease and our overall relationship with each tenant. Among the factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant's credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, under specific market conditions. Above-market, below-market and in-place lease values are determined based on the present value (using discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The value of contractual intangibles is amortized over the remaining term of each lease.

     Critical estimates in valuing certain of the intangible assets and our assumptions on what marketplace participants would use in making estimates of fair value, include but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods, and the tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the our portfolio; and discount rates used in these calculations. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances that may occur. In making such estimates, management uses a number of sources, including appraisals that may be obtained in connection with the acquisition or financing of the respective property or other market data. Management also considers information obtained in its pre-acquisition due diligence and market and leasing activities in estimating the fair value of tangible and intangible assets acquired.

     Goodwill. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. Under Statement 142, we are required to perform annual impairment tests of its goodwill and intangible assets and more frequently in certain circumstances. Management has elected to test for goodwill impairment in November of each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's "implied fair value" of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value.

     The key assumptions we made to determine the fair value of our reporting units (each property is considered a reporting unit under SFAS No. 142) included
(a) net operating income; (b) cash flows; and (c) estimated the fair value, which was based on our experience in evaluating acquisitions and market conditions. A variance in the net operating income or discount rate could have had a significant impact on the amount of the goodwill impairment charge recorded.

     Management cannot predict the occurrence of certain future events that might adversely effect the reported value of goodwill that totaled $14.0 million at December 31, 2003. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenants, or a material negative change in its relationships with significant tenants.

     Revenue Recognition. As lessor, we retain substantially all the risks and benefits of property ownership and account for our leases as operating leases. Rental income is recognized over the lease term on a straight-line basis as it becomes receivable according to the provisions of the lease. Revenue from percentage rent is recognized when tenants' reported sales have reached certain levels specified in the respective leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period when the applicable costs are incurred.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants' payment history and current credit quality. If our estimate of collectibility differs from the cash received the timing and amount of our reported revenue could be impacted.

     Investments in Unconsolidated Joint Ventures. We do not consider ourselves to be in control of joint ventures when major business decisions require the approval of at least one other managing equity owner. Accordingly, we account for the two joint ventures in which we do not retain unilateral control under the equity method.

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

Results of Operations

     On February 12, 2003, we completed our acquisition of IRT Property Company, or IRT, by statutory merger. As a result of the merger, we acquired 93 properties encompassing approximately 10 million square feet of gross leasable area and including 64 supermarket anchored shopping centers, four drug store anchored shopping center, 22 other retail-anchored shopping centers, an industrial property and two development projects. In connection with the merger, we paid aggregate cash consideration of approximately $189.4 million, issued approximately 17.5 million shares of our common stock and assumed approximately $341.9 million of mortgages, unsecured indebtedness and other liabilities, including $150 million of IRT's senior unsecured indebtedness. The acquisition of IRT was accounted for using the purchase method of accounting and the results of IRT are included in our consolidated financial statements since February 12, 2003.

     During 2003, we sold 7 properties (including a property held by an unconsolidated joint venture) and a joint venture interest that no longer met our investment criteria. We also acquired ten retail properties, one outparcel and a property held for future development.

     In September 2001, we acquired Centrefund Realty (U.S.) Corporation, or CEFUS, and United Investors Realty Trust, or UIRT. As a result of these acquisitions, we acquired 50 shopping centers and other retail properties which contained an aggregate of approximately 5.2 million square feet of gross leasable area. The acquisition of CEFUS has been accounted for on a push-down basis and partially in a manner similar to a pooling of interests. Our results for the period between August 18, 2000, the day our affiliate, Gazit-Group
(1988) Ltd., acquired its beneficial interest in First Capital Realty Inc., and September 19, 2001 have been restated to consolidate our operations with those of CEFUS subject to a 31.93% minority interest in CEFUS. Our results from September 20, 2001, the day we acquired CEFUS, eliminate this minority interest. The acquisition of UIRT was accounted for using the purchase method of accounting and the results of UIRT are included in our consolidated financial statements since September 21, 2001.

     We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents, recoveries of expenses that we have incurred and which we pass through to the individual tenants and percentage rents that are based on specified percentages of tenants' revenues, in each case as provided in the particular leases.

     Our primary cash expenses consist of our property operating expenses, which include real estate taxes, repairs and maintenance, management expenses, insurance, utilities and other expenses, general and administrative expenses, which include payroll, office expenses, professional fees and other administrative expenses, and interest expense, primarily on mortgage unsecured senior debt and revolving credit facilities indebtedness. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes and interest, incurred in respect of property under development or redevelopment until the property is ready for its intended use.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

     Total rental income increased by $91.1 million, or 92.0%, to $190.0 million in 2003 from $98.9 million in 2002. The following factors accounted for this difference:

     o The acquisition of IRT increased rental income by approximately $78.3 million;

     o    Properties   acquired   during  2003   increased   rental   income  by
          approximately $6.9 million;

     o The full year 2003 benefited from properties acquired during 2002 which increased rental income by approximately $3.9 million;

     o Same property rental income increased by $2.1 million in 2002 due to higher tenant expense and rental income;

     o These increases were offset by a $70,000 decrease in rental income from under development and redevelopment properties.

     Property operating expenses increased by $24.1 million, or 78.2%, to $54.9 million for 2003 from $30.8 million in 2002. The following factors accounted for this difference:

     o The acquisition of IRT increased operating expenses by approximately $20.3 million;

     o Properties acquired during 2003 increased operating expenses by approximately $1.9 million;

     o Properties acquired during 2002 increased the full year operating expenses by $901,000; and

     o Same property operating expenses increased by $978,000 as a result of property maintenance expenses.

     Rental property depreciation and amortization increased by $14.3 million, or 107.5%, to $27.6 million for 2003 from $13.3 million in 2002. The following factors accounted for this difference:

     o The acquisition of IRT increased depreciation and amortization by approximately $10.8 million;

     o    Properties   acquired   during   2003   increased   depreciation   and
          amortization by $1.2 million;

     o Properties acquired during 2002 increased the full year depreciation expense by $539,000; and

     o    Completed   development   and   redevelopment   activities   increased
          depreciation and amortization by $1.7 million.

     Interest expense increased by $15.7 million, or 71.1%, to $37.8 million for 2003 from $22.1 million in 2002. This difference was primarily due to:

     o An increase in interest expense of $15.0 million as a result of the assumption of mortgage loans and senior unsecured debt in the acquisition of IRT;

     o Interest incurred on the debt related to the acquisition of properties during 2003 of $822,000, offset by a $1.3 million decrease in same property interest expense, related to the repayment of certain existing mortgage notes;

     o An increase in revolving credit facility interest of $1.9 million primarily related to the acquisition of IRT, the 2003 acquisition of properties and repayment of various mortgage loans;

     o An increase of $7.2 million related to interest on the unsecured senior notes; and

     o A decrease in interest expense attributable to capitalized interest of $3.8 million related to development and redevelopment activities.

     General and administrative expenses increased by $4.4 million, or 66.7%, to $11.0 million for 2003 from $6.6 million in 2002. Compensation and employer related expenses increased by $3.1 million and other general office expenses increased by $1.4 million. These expense increases were primarily due to the increase in staffing resulting from the IRT acquisition.

     Investment income decreased by $543,000 due to the principal repayments received on notes receivable and repayments by stockholders of loans related to previous stock purchases.

     During 2003, we settled certain mortgage notes at a discount and recognized a loss on the extinguishment of debt of approximately $623,000.

     We sold seven properties (including a property held by a joint venture), a joint venture interest and have two properties that are held for sale at December 31, 2003. The operating results of these properties of $2.8 million are being reflected as income from rental properties sold or held for sale. The sales of the properties and joint venture interest produced a gain of $3.1 million for 2003. The 2002 discontinued operations reflect a reclassification of operations for properties sold during 2002 and 2003. We recognized a gain of $9.2 million in 2002 related to a gain on the disposal of properties sold during 2002.

     Minority interest increased by $702,000 related to the interests that were part of the acquisition of IRT.

     As a result of the foregoing, net income increased by $23.7 million, or 59.4%, to $63.6 million for 2003 from $39.9 million in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

     Total rental income increased by $21.5 million, or 27.8%, to $98.9 million in 2002 from $77.4 million in 2001. The following factors accounted for this difference:

     o The acquisition of UIRT increased rental income by approximately $16.2 million; and

     o    Properties   acquired   during  2002   increased   rental   income  by
          approximately $4.2 million.

     Property operating expenses increased by $6.6 million, or 27.5%, to $30.7 million for 2002 from $24.1 million in 2001. The following factors accounted for this difference:

     o The acquisition of UIRT increased operating expenses by approximately $3.1 million;

     o Properties acquired during 2002 increased operating expenses by approximately $1.3 million; and

     o Property management expenses increased by $1.6 million as a result of managing a larger portfolio of properties, of which $833,000 was due to an increase in salaries and benefits.

     Rental property depreciation and amortization increased by $2.5 million, or 23.2%, to $13.3 million for 2002 from $10.8 million in 2001. The following factors accounted for this difference:

     o The acquisition of UIRT increased depreciation and amortization by approximately $1.4 million; and

     o    Properties   acquired   during   2002   increased   depreciation   and
          amortization by approximately $796,000.

     Interest expense increased by $1.2 million, or 5.7%, to $22.1 million for 2002 from $20.9 million in 2001. This difference was primarily due to:

     o An increase in interest expense of $3.5 million as a result of the assumption of mortgage loans in the acquisition of UIRT;

     o Interest incurred on the debt related to the acquisition of properties during 2002 of $1.2 million;

     o    An  increase  in  revolving  credit  facility   interest  of  $503,000
          primarily related to higher average balances; and

     o These increases in interest expense were partially offset by the repayment of nine loans which reduced interest by $1.9 million and an increase in capitalized interest related to development activity decreasing interest expense by $273,000.

     General and administrative expenses increased by $3.1 million, or 87.1%, to $6.6 million for 2002 from $3.5 million in 2001. Compensation and employer related expenses increased by $1.8 million and other general office expenses increased by $1.3 million, of which $332,000 was related to professional fees, $695,000 was related to the write-off of previously capitalized pre-acquisition due diligence costs for projects that did not materialize, and $223,000 was related to an increase in public relations costs. These expense increases were due to the increase in staffing resulting from the CEFUS and UIRT acquisitions.

     During 2002, we settled a mortgage note at a discount and recognized a gain on the extinguishment of debt of $1.5 million.

     Minority interest decreased by $1.5 million due to the elimination of the minority interests in the acquisition of CEFUS in 2001.

     As a result of the foregoing, net income increased by $21.2 million, or 113.4%, to $39.9 million for 2002 from $18.7 million in 2001.

Liquidity And Capital Resources

     We anticipate that cash flows from operating activities will continue to provide adequate capital for dividend payments in accordance with the IRS' REIT requirements and our operating needs. Depending on capital market conditions, we anticipate using cash on hand, borrowings under our existing unsecured revolving credit facilities, issuance of unsecured public debt and equity as well as other similar financing, to provide the necessary capital to achieve growth.

CASH FLOWS
----------

     Our net cash provided by operations was $78.3 million for the year ended December 31, 2003 This amount included net income of $63.6 million and adjustments for non-cash and gain on sale items of $25.0 million, offset by an increase in operating assets over operating liabilities of $10.3 million. Our 2003 operating cash number compares to net cash provided by operations of $45.6 million for the year ended December 31, 2002. This amount included net income of $39.9 million, adjustments for non-cash items which increased cash flow of $4.9 million, and an increase in operating liabilities over operating assets of $764,000.

     Our net cash used in investing activities was $326.2 million for the year ended December 31, 2003. This amount included the acquisition of one parcel of land held for future development, an outparcel, and ten shopping centers for $156.9 million, construction, development and other capital improvements of $28.8 million and the acquisition of IRT for $187.6 million, net of cash received, and leasing costs of $4.5 million. These amounts were offset by the proceeds from the sale of seven properties (including a property held by a joint venture) and a joint venture interests of $31.7 million, utilization of available funds escrowed in connection with the deferred taxable gains from the sale of properties of $12.9 million, proceeds from repayment of notes receivable of $5.1 million and proceeds from other sources of $1.9 million. Our cash used for investment in 2003 compares to net cash used in investing activities of $51.4 million for the year ended December 31, 2002. This amount included the acquisition of two drugstores, five shopping centers and three parcels of land for $63.7 million; the construction, development and other capital improvements of $15.8 million, an increase in escrowed funds for sale of properties to utilize tax deferred exchanges for $4.2 million, and leasing costs of $1.6 million. These amounts were offset by proceeds from the sale of one parcel of land and eight properties of $27.2 million, proceeds from payments of notes receivable of $5.1 million and proceeds from other sources of $1.6 million.

     Our net cash provided by financing activities was $245.9 million for the year ended December 31, 2003. This amount included net borrowings on the revolving credit facilities of $139.0 million, less the pay down of $8.0 million on the credit facility assumed in the IRT merger, net proceeds from the issuances of common stock of $247.5 million, and proceeds from repayment of notes receivable of $3.5 million. These amounts were offset by the repayment of ten mortgage notes in the aggregate amount of $55.4 million and monthly principal payments on mortgage notes of $8.2 million, cash dividends paid to common stockholders of $70.7 million, and other miscellaneous uses of $1.8 million. Our cash used by financing in 2003 compares to net cash used in financing activities of $7.9 million for the year ended December 31, 2002. This amount includes net proceeds from issuance of common stock of $66.5 million, and new mortgage note borrowings of $25.9 million, offset by the repayment of ten mortgage notes for $37.7 million and monthly principal payments on mortgage notes of $5.5 million, net repayments on the revolving credit facility of $4.4 million, cash dividends paid to common stockholders of $35.8 million, and other miscellaneous uses of $1.1 million.

DEBT
----

     On February 7, 2003, we entered into a $340 million unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at our option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of our senior unsecured long term notes or (ii) at the greater of
(x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings in an amount not to exceed $150.0 million, a $25.0 million swing line facility for short term borrowings, a $20.0 million letter of credit commitment and may, at our request, be increased up to a total commitment of $400.0 million. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, we can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends. The facility is guaranteed by most of our wholly-owned subsidiaries. As of December 31, 2003, we had $162 million outstanding on this credit facility. The weighted average interest rate, including the interest rate swaps as of December 31, 2003 was 2.06%.

     As of December 31, 2003, we had a $5.0 million unsecured credit facility with City National Bank of Florida, of which no funds had been drawn. This facility provides security of $1.4 million in outstanding letters of credit.

     Our revolving credit facility balances as of December 31, 2003 and December 31, 2002 consisted of the following:

                                                        December 31,         December 31,
                                                            2003                 2002
                                                     ----------------   ----------------
                                                                 (in thousands)
     Revolving Credit Facilities
        Wells Fargo (unsecured).....................        $ 162,000                  -
        Wells Fargo (secured) (retired).............                -           $ 23,000
        City National Bank (unsecured)..............                -                  -
                                                     ----------------   ----------------
           Total revolving credit facilities........        $ 162,000           $ 23,000
                                                     ================   ================

     As of December 31, 2003, the gross availability under the various credit facilities was approximately $345 million, resulting in additional borrowing capacity of $145.6 million, net of letters of credit.

     Our mortgage and unsecured senior notes payable balances as of December 31, 2003 and 2002 consisted of the following:

                                                                     December 31,         December 31,
                                                                         2003                 2002
                                                                   ----------------   ----------------
                                                                              (in thousands)
        Mortgage and Unsecured Senior Notes Payable
            Fixed rate mortgage loans.............................        $ 459,103          $ 307,508
            Unsecured senior notes payable........................          150,000                  -
            Variable rate mortgage loans (retired)................                -             24,635
            Unamortized premium on notes payable..................           24,218                  -
                                                                    ---------------    ---------------
               Total mortgage and unsecured senior notes
                  payable.........................................        $ 633,321          $ 332,143
                                                                    ===============    ===============

     As a result of our merger with IRT, we assumed IRT's obligations relating to $150.0 million principal amount of senior notes, bearing interest at fixed annual interest rates ranging from 7.25% to 7.84% and maturing between 2006 and 2012. The interest rate of one series of these senior notes is subject to a 50 basis point increase if we do not maintain an investment grade debt rating. These notes have also been guaranteed by most of our wholly-owned subsidiaries.

     Each of the existing mortgage loans is secured by a mortgage on one or more of certain of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $182.0 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

     As of December 31, 2003, our total debt of $771.1 million, divided by our gross real estate assets of $1.6 billion equals 48.2%.

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

Mortgage Indebtedness

     The following table sets forth certain information regarding our mortgage indebtedness related to our properties as of December 31, 2003:

                                                Balance at
                                               December 31,                                               Balance Due
                 Property                          2003         Interest Rate(1)    Maturity Date         at Maturity
                 --------                      ------------     ----------------   ---------------        -----------
Fixed Rate Mortgage Debt
Middle Beach                                   $     2,808             7.375%           08/15/04           $    2,727
Lantana Village                                      3,669             6.950%           02/15/05                3,498
Woodruff                                             3,096             7.580%           05/10/05                2,913
Elmwood Oaks                                         7,500             8.375%           06/01/05                7,500
Benchmark Crossing                                   3,313             9.250%           08/01/05                3,170
Sterling Plaza                                       3,982             8.750%           09/01/05                3,794
Townsend Square                                      4,848             8.500%           10/01/05                4,703
Green Oaks                                           3,022             8.375%           11/01/05                2,861
Melbourne Plaza                                      1,747             8.375%           11/01/05                1,654
Walden Woods                                         2,387             7.875%           08/01/06                2,071
Big Curve                                            5,437             9.190%           10/01/06                5,059
Highland Square                                      4,047             8.870%           12/01/06                3,743
Park Northern                                        2,284             8.370%           12/01/06                1,963
Crossroads Square f/k/a University Mall             12,510             8.440%           12/01/06               11,922
Rosemeade                                            3,179             8.295%           12/01/07                2,864
Colony Plaza                                         3,015             7.540%           01/01/08                2,834
Parkwood (2)                                         6,196             7.280%           01/01/08                5,805
Richmond (2)                                         3,192             7.280%           01/01/08                2,990
Commonwealth                                         2,754             7.000%           02/15/08                2,217
Mariners Crossing                                    3,380             7.080%           03/01/08                3,154
Pine Island/Ridge Plaza                             24,938             6.910%           07/01/08               23,104
Forestwood                                           7,286             5.070%           01/01/09                6,406

                                                Balance at
                                               December 31,                                               Balance Due
                 Property                          2003         Interest Rate(1)    Maturity Date         at Maturity
                 --------                      ------------     ----------------   ---------------        -----------
Shoppes of North Port                          $     4,108             6.650%           02/08/09           $    3,526
Prosperity Centre                                    6,390             7.875%           03/01/09                4,137
North Village Center                                 1,463             8.130%           03/15/09                    -
Shoppes of Ibis                                      5,865             6.730%           09/01/09                4,680
Tamarac Town Square                                  6,206             9.190%           10/01/09                5,583
Park Promenade                                       6,302             8.100%           02/01/10                5,833
Skipper Palms                                        3,556             8.625%           03/01/10                3,318
Jonathan's Landing                                   2,901             8.050%           05/01/10                2,639
Bluff's Square                                      10,086             8.740%           06/01/10                9,401
Kirkman Shoppes                                      9,524             8.740%           06/01/10                8,878
Ross Plaza                                           6,642             8.740%           06/01/10                6,192
Boynton Plaza                                        7,494             8.030%           07/01/10                6,902
Pointe Royale                                        4,533             7.950%           07/15/10                2,502
Plymouth Park East 1 (3)                               150             8.250%           08/01/10                  113
Plymouth Park East 2 (3)                               451             8.250%           08/01/10                  340
Plymouth Park North (3)                              8,043             8.250%           08/01/10                6,076
Plymouth Park South (3)                                601             8.250%           08/01/10                  455
Plymouth Park Story North (3)                          370             8.250%           08/01/10                  280
Plymouth Park West (3)                               2,404             8.250%           08/01/10                1,816
Shops at Skylake                                    14,628             7.650%           08/01/10               11,644
Parkwest Crossing                                    4,728             8.100%           09/01/10                4,352
Spalding Village                                    10,537             8.190%           09/01/10                7,932
Minyards                                             2,511             8.320%           11/01/10                2,175
Charlotte Square                                     3,614             9.190%           02/01/11                2,992
Forest Village                                       4,488             7.270%           04/01/11                4,044
Boca Village                                         8,298             7.200%           05/01/11                7,466
MacLand Pointe                                       5,859             7.250%           05/01/11                5,267
Pine Ridge Square                                    7,354             7.020%           05/01/11                6,579
Sawgrass Promenade                                   8,298             7.200%           05/01/11                7,466
Presidential Markets                                27,420             7.650%           06/01/11               24,863
Lake Mary                                           24,529             7.250%           11/01/11               21,973
Lake St. Charles                                     3,873             7.130%           11/01/11                3,461
Belfair Towne Village                               11,379             7.320%           12/01/11                9,322
Marco Town Center                                    8,731             6.700%           01/01/12                7,150
Riverside Square                                     7,694             9.190%           03/01/12                6,458
Cashmere                                             5,245             5.880%           11/01/12                4,084
Eastwood                                             6,250             5.880%           11/01/12                4,866
Meadows                                              6,568             5.870%           11/01/12                5,113
Lutz Lake                                            7,500             6.280%           12/01/12                7,012
Summerlin Square                                     3,898             6.750%           02/01/14                    -
Bird Ludlum                                         10,296             7.680%           02/15/15                    -
Treasure Coast                                       4,804             8.000%           04/01/15                    -
Shoppes of Silverlakes                               2,781             7.750%           07/01/15                   30
Grassland Crossing                                   5,985             7.870%           12/01/16                2,601
Mableton Crossing                                    4,157             6.850%           08/15/18                1,869

                                                Balance at
                                               December 31,                                               Balance Due
                 Property                          2003         Interest Rate(1)    Maturity Date         at Maturity
                 --------                      ------------     ----------------   ---------------        -----------
BridgeMill                                     $     9,555             7.940%           05/05/21           $    3,761
Chastain Square                                      3,918             6.500%           02/28/24                   57
Daniel Village                                       4,282             6.500%           02/28/24                   62
Douglas Commons                                      5,102             6.500%           02/28/24                   74
Fairview Oaks                                        4,829             6.500%           02/28/24                   71
Madison Centre                                       3,918             6.500%           02/28/24                   58
Paulding Commons                                     6,651             6.500%           02/28/24                   97
Siegen Village                                       4,328             6.500%           02/28/24                   63
Wesley Chapel Crossing                               3,416             6.500%           02/28/24                   50
                                               -----------      ----------------   ------------------     -----------
Total Fixed Rate Mortgage Debt
(76 loans)..............................           459,103                 7.45%        6.48 years         $  342,635
                                               -----------      ================   ==================     ===========
                                                                (wtd.-avg. rate)   (wtd.-avg.maturity)

Fixed Rate Unsecured Senior Notes
  Payable
7.77% senior notes                                  50,000              7.77%         April 2006           $   50,000
7.25% senior notes                                  75,000              7.25%         August 2007              75,000
7.84% senior notes                                  25,000              7.84%        January 2012              25,000
                                               -----------      ----------------                          -----------

Total Fixed Rate Unsecured Senior Notes
  Payable ..............................           150,000              7.55%          3.96 years          $  150,000
                                               -----------      ================   ==================     ===========
                                                                (wtd.-avg. rate)   (wtd.-avg.maturity)

Unsecured Variable Rate Revolving
Credit Facilities

Wells Fargo(4)                                     162,000              2.06%       February 2006          $  162,000
City National Bank                                       -      LIBOR + 2.25%        August 2004
                                               -----------
Total Unsecured Variable Rate
  Revolving Credit Facilities...........           162,000
                                               -----------
Total Debt..............................       $   771,103
                                               ===========

          -----------------------
(1)  The rate in effect on December 31, 2003.
(2) The mortgage balances for Parkwood and Richwood represent the future minimum lease payments (net of imputed interest) attributable to lease payments on these two properties, both of which are owned pursuant to capital lease obligations.
(3) All of the Plymouth loans are with Sun Life of Canada. In the case of Plymouth Park North and East, the collateral has been split into two parts; hence the two individual loans.
(4)  The indicated rate includes the effect of interest rate swaps, if any.

     Our mortgage and outstanding revolving credit facilities indebtedness outstanding at December 31, 2003 will require approximate balloon and scheduled principal payments as follows:

                          Secured Debt                      Unsecured Debt
                  ------------------------------    -----------------------------
                                                      Revolving
                    Schedule          Balloon           Credit          Senior
     Year Due     Amortization        Payments        Facilities        Notes           Total
--------------    ------------     -------------    -------------    ------------    ----------
       2004       $     9,432        $    2,727        $        -      $        -     $  12,159
       2005             9,777            30,093                 -               -        39,870
       2006             9,985            24,758           162,000          50,000       246,743
       2007            10,097             2,864                 -          75,000        87,961
       2008            10,166            40,104                 -               -        50,270
       2009             9,550            24,332                 -               -        33,882


                          Secured Debt                      Unsecured Debt
                  ------------------------------    -----------------------------
                                                      Revolving
                    Schedule          Balloon           Credit          Senior
     Year Due     Amortization        Payments        Facilities        Notes           Total
--------------    ------------     -------------    -------------    ------------    ----------
       2010       $     8,452            80,848        $        -      $        -     $  89,300
       2011             6,592            93,433                 -               -       100,025
       2012             5,290            34,683                 -          25,000        64,973
   Thereafter          37,127             8,793                 -               -        45,920
--------------    ------------     ------------     -------------    ------------    ----------
      Total       $   116,468        $  342,635        $  162,000      $  150,000     $ 771,103
                  ============     ============     =============    ============    ==========

     The following table sets forth certain information regarding indebtedness related to our joint venture properties as of December 31, 2003:

                         Joint Venture Debt
                             Balance at                                        Balance Due
                         December 31, 2003   Interest Rate    Maturity Date    at Maturity
                         -----------------   -------------    -------------    -----------
 Joint Venture Debt
 City Centre                   $12,878           8.54%          April 2010      $  11,989


     We may not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance this indebtedness either through additional mortgage financing secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. Our results of operations could be affected if the cost of new debt is greater or lesser than existing debt. If new financing is not available, we could be required to sell assets and our business would be adversely affected.

DEVELOPMENT ACTIVITY
--------------------

     As of December 31, 2003, we have over 25 development and redevelopment projects underway or in the planning stage totaling approximately $74.7 million of asset value and requiring approximately $32.5 million to complete based on current plans and estimates. These include:

     o    The  reconfiguration  of a portion  of  Oakbrook  Square in Palm Beach
          Gardens,   Florida  to  accommodate  a  new  Homegoods  store,  a  new out-parcel and a recently opened Stein Mart store;

     o The complete redevelopment of Crossroads Square (formerly known as University Mall) in Pembroke Pines, Florida, incorporating a new Lowe's home improvement store, a new Eckerd drug store and the refurbishing of the remainder of the center;

     o The construction of a new 46,000 square foot L.A. Fitness Sports Club as part of an up to 120,000 square foot addition to our Shops at Skylake in North Miami Beach, Florida;

     o The development of a new 25,000 square foot CVS drug store-anchored center across the street from our recently completed Plaza Alegre shopping center development in Miami, Florida;

     o The redevelopment of Salerno Village in Stuart, Florida to accommodate a new and expanded Winn Dixie supermarket;

     o The development of two supermarket-anchored shopping centers, one in Homestead, Florida and the other in McDonough, Georgia, both on parcels we currently own and control;

     o The reconfiguration of the former Gerland space at Copperfield in Houston, Texas into multi-tenant space;

     o The reconfiguration of a portion of Ambassador Row Courtyards in Lafayette, Louisiana; and

     o    The redevelopment of a portion of Gulf Gate Plaza in Naples, Florida.

     All of these developments and redevelopments are scheduled for completion between early 2004 and the end of 2005.

EQUITY
------

     On January 23, 2002, we filed a universal shelf registration statement with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants, up to a value of $250 million.

     On February 12, 2003, we completed a private placement of 6.911 million shares of our common stock. Three affiliated investors, AH Investments US LP, Silver Maple (2001), Inc. and M.G.N. (USA) Inc. purchased 1.6 million, 1.0 million, and 4.3 million shares of common stock, respectively, at $13.50 per share. The net proceeds of $93 million in cash were used to fund a portion of the cost of the acquisition of IRT. The foregoing issuances were made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

     In May 2003, we completed the sale of 3.0 million shares of common stock at a price of $16.22 per share in an underwritten public offering. The net proceeds of $48.7 million from the offering were used for general corporate purposes, including the repayment of debt, ongoing development activities and the acquisition of additional shopping centers.

     In July 2003, we filed a second universal shelf registration statement with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants, up to a value of $600 million. The registration statement provides us additional flexibility in accessing capital markets to fund future growth and for general corporate purposes. In conjunction with the $155 million balance from our prior universal shelf registration, and after taking into account our public offering in September 2003 of $52 million, we now have approximately $703.0 million of availability under our existing shelf registration statements.

     In September 2003, we completed the sale of 3.0 million shares of common stock at a price of $17.05 per share in an underwritten public offering. The net proceeds of $51.2 million from the offering were used for general corporate purposes, including the repayment of debt and ongoing development activities.

     For the year ended December 31, 2003 we issued 895,312 shares of our common stock pursuant to the exercise of stock options at prices ranging from $8.69 to $14.87 per share. We also issued 2.8 million shares of common stock at prices ranging from $12.76 to $17.11 per share pursuant to our Divided Reinvestment and Stock Purchase Plan. As of December 31, 2003, we have 2.1 million shares remaining for sale under our Dividend Reinvestment and Stock Purchase Plan.

FUTURE CAPITAL REQUIREMENTS
---------------------------

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

DISTRIBUTIONS
-------------

     We believe that we currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes, while still maintaining our qualification as a REIT. Our cash distributions for the year ended December 31, 2003 were $70.7 million.

New Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds FASB Statement No. 44, Accounting for Intangible Assets or Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases. Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 as of July 2002 and have reflected gains (losses) from extinguishment of debt as part of ordinary income.

     In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee's of Indebtedness of Other's (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies. It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). We adopted the disclosure requirements in 2002 and the initial recognition and measurement provisions in 2003. The adoption of FIN 45 did not have a material impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirement of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure in both annual and interim financial statements about the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002 and, as it relates to Opinion No. 28, Interim Financial Reporting, the interim periods beginning after December 15, 2002, although earlier application is encouraged. We apply the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in measuring stock-based compensation. We have adopted the disclosure requirements of SFAS No. 148 in our financial statements as of December 31, 2002.

     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of ABR 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements will take effect almost immediately and are required for all financial statements issued after January 31, 2003. The consolidated provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. We have evaluated the effect of FIN 46 and have determined where we are primary beneficiary and have consolidated those VIE's. Where we have determined that we are not the primary beneficiary of the VIE, we report the VIE under the equity method. The adoption of FIN 46 did not require a change in the accounting treatment of any VIE's. We have not become a party to any VIE's during 2003.

     In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies the accounting and reporting for derivative instruments, including derivative instruments that are embedded in contracts. This statement is effective for contracts entered into or modified after June 30, 2003. We have adopted this pronouncement beginning July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of the guidance in FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The FASB has also decided to defer the application of the aspect of certain provisions of statement 150 until it could consider some of the resulting implementation issues. We have adopted certain provisions of SFAS No. 150 which did not have a material impact on our financial position or results of operations. We are still evaluating the potential impact of the provisions of SFAS 150 that have been deferred to future periods.

     In December 2003, the FASB issued Statement No. 132 (SFAS No. 132) (revised
2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of FASB Statements No. 87, Employers' Accounting for Pensions, No.88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of SFAS No. 132 (revised) did not have a material impact on our financial statements.

Environmental Matters

     We are subject to numerous environmental laws and regulations. The operation of dry cleaning facilities at our shopping centers is the principal environmental concern. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Additionally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers. Where available, we have applied and been accepted into state sponsored environmental programs. We have also placed environmental insurance on specific properties with known contamination in order to mitigate our environmental risk. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur, interest rates can either increase or decrease and interest expense on the variable component of our debt will move in the same direction. With respect to our mortgage and senior unsecured notes payable, changes in interest rates generally do not affect our interest expense, as these notes payable at fixed-rates for extended terms with a weighted average life of
6.5 years and 4.0 years, respectively. Because we intend to hold our existing fixed rate notes are payable either to maturity or until the sale of the associated property, there is believed to be no interest rate market risk on our operations or our working capital position. Our primary risk is from increases in long-term interest rates that may occur over a period of several years, as this may decrease the overall value of our real estate.

     We estimate the fair market value of our long term, fixed rate mortgage loans using discounted cash flow analysis based on current borrowing rates for similar types of debt. At December 31, 2003, the fair value of the fixed rate mortgage loans was estimated to be $505.1 million compared to the carrying value amount of $459.1 million, excluding the unamortized premium on notes payable. If the weighted average interest rate on our fixed rate debt were 100 basis points lower or higher than the current weighted average rate of 7.45%, the fair market value would be $483.0 million and $438.4 million, respectively.

     We estimate the fair market value of our senior unsecured fixed rate debt using discounted cash flow analysis based on current borrowing rates for similar types of debt. At December 31, 2003, the fair value of our senior unsecured fixed rate debt was estimated to be $165.7 million compared to the carrying value amount of $150.0 million, excluding unamortized premium on notes payable. If the weighted average interest rate on our fixed rate debt were 100 basis points lower or higher than the current weighted average rate of 7.55%, the fair market value would be $155.0 million and $145.0 million, respectively.

     At December 31, 2003, our variable rate debt balance consisted of $162.0 million of revolving credit facilities, of which $70.0 million has been hedged under interest rate swaps pursuant to which we pay fixed interest rates, and $92.0 million remains subject to changes in interest rates. If the weighted average interest rate on the unhedged portion of our variable rate debt were 100 basis points higher or lower, annual interest expense would increase or decrease by approximately $920,000. At December 31, 2003, the fair value of the $70 million of variable rate debt where interest costs have been fixed under interest rate hedges was estimated to be $70.1 million.

Financial Instruments - Derivatives and Hedging

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

     Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains or losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and accrued expenses with a corresponding adjustment to either accumulated other comprehensive income or loss, or are recognized in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains or losses are reported in accumulated other comprehensive income or loss. Over time, the unrealized gains or losses held in accumulated other comprehensive income or loss will be recognized in earnings consistent with when the hedged items are recognized in earnings.

     In conjunction with our policy to reduce interest rate risk, we have entered into interest rate swaps to hedge a portion of the variability of monthly cash outflows attributable to changes in LIBOR. Under the swaps, we receive LIBOR based payments and pay a fixed rate. A summary of the terms of the derivative instruments, as of December 31, 2003, and a reconciliation of the fair value and adjustments to accumulated other comprehensive loss (in thousands) are as follows:


     Hedge type..........................................          Cash Flow
     Description.........................................               Swap
     Range of notional amounts...........................  $10,000 - $50,000
        Total...........................................             $70,000
     Range of interest rates.............................    1.38% - 2.3975%
     Range of maturity dates.............................  2/12/04 - 2/12/06
     Total accumulated other comprehensive loss at
       December 31, 2002................................                   -
     Change in fair value for the year ended
       December 31, 2003................................              $ (122)
                                                           -----------------
     Total accumulated other comprehensive loss at
       December 31, 2003................................              $ (122)
                                                           =================

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

     For purposes of the Securities and Exchange Commission's market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2003. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts as of December 31, 2003, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented. Our revolving credit facilities are sensitive to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

     As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There have been no changes in our internal controls over financial reporting during the year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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


                                                                PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following consolidated financial information is included as a separate section of this Form 10-K:

          1. Financial Statements:
                                                                                             PAGE

             Independent Auditors' Report.............................................        F-1
             Consolidated Balance Sheets as of December 31, 2003 and
               2002...............................................                            F-2
             Consolidated Statements of Operations for the years ended
                 December 31, 2003, 2002 and 2001.....................................  F-3 - F-4
             Consolidated Statements of Comprehensive Income for the
                 years ended December 31, 2003, 2002 and 2001.........................        F-5
             Consolidated Statements of Stockholders' Equity for the
                 years ended December 31, 2003, 2002 and 2001.........................        F-6
             Consolidated Statements of Cash Flows for the years ended
                 December 31, 2003, 2002 and 2001.....................................  F-7 - F-8
              Notes to the Consolidated Financial Statements.......................... F-9 - F-33

          2. Financial statement schedules required to be filed
             Schedule III - Real Estate Investments and Accumulated
               Depreciation and Independent Auditors' Report..........................        S-1
             Schedules I, II, IV and V are not required to be filed.

          3. Exhibits:  See (c) below

     (b)  Reports on Form 8-K:

          Form 8-K filed on October 30, 2003, under Items 12, 7 and 9

          Form 8-K filed on November 14, 2003, under Item 5.

     (c) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
2.1 Agreement and Plan of Merger dated October 28, 2002 between the Company and IRT Property Company (2)
3.1       Composite Charter of the Company (Exhibit 3.1) (3)
3.2       Amended and Restated Bylaws of the Company
4.1 Indenture dated November 9, 1995 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (4)
4.2 Supplemental Indenture No. 1 dated March 26, 1996 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (5)
4.3 Supplemental Indenture No. 2 dated August 15, 1997 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (6)
4.4 Supplemental Indenture No. 3 dated September 9, 1998 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (7)
4.5 Supplemental Indenture No. 4 dated November 1, 1999 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.7) (8)
4.6 Supplemental Indenture No. 5 dated February 12, 2003 between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (9)
4.7 Indenture dated September 9, 1998 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (7)
4.8 Supplemental Indenture No. 1 dated September 9, 1998 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (7)
4.9 Supplemental Indenture No. 2 dated November 1, 1999 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (8)
4.10 Supplemental Indenture No. 3 dated February 12, 2003 between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (9)
10.1      Form of  Indemnification  Agreement.  (Exhibit 10.1;  Amendment No. 2)
          (10)
10.2      1995 Stock Option Plan, as amended (11)*
10.3      Amended and Restated 2000 Executive Incentive Plan (12)*
10.4      IRT 1989 Stock Option Plan, assumed by the Company (13)*
10.5      IRT 1998 Long-Term Incentive Plan, assumed by the Company (14)*
10.6 Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy, Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No. 3) (10)
10.7 Stock Exchange Agreement dated May 18, 2001 among the Company, First Capital Realty Inc. and First Capital America Holding Corp. (1)
10.8      Use  Agreement,  regarding  use of  facilities,  by and between  Gazit
          (1995), Inc. and the Company, dated January 1, 1996. (Exhibit 10.15, Amendment No. 1) (10)
10.9 Subscription Agreement dated October 4, 2000 made by Alony Hetz Properties & Investments, Ltd. (Exhibit 10.13) (15)
10.10 Stockholders Agreement October 4, 2000 among the Company, Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N.
          (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.14) (15)
10.11     First  Amendment to  Stockholders  Agreement  dated  December 19, 2001 among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.15) (15)
10.12 Second Amendment to Stockholders Agreement dated October 28, 2002 among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc.
          (16)

10.13 Amended and Restated Employment Agreement dated effective as of January 1, 2002 between the Company and Chaim Katzman (Exhibit 10.1)
          (3)*
10.14 First Amendment to Amended and Restated Employment Agreement, dated September 1, 2003, with Chaim Katzman (Exhibit 10.1)(17)*
10.15 Amended and Restated Employment Agreement dated effective as of January 1, 2002 between the Company and Doron Valero (Exhibit 10.2)
          (3)*
10.16 First Amendment to Amended and Restated Employment Agreement, dated September 1, 2003, with Doron Valero (Exhibit 10.2) (17)*
10.17 Second Amended and Restated Employment Agreement, dated September 1, 2003, between the Company and Howard M. Sipzner (Exhibit 10.1) (18)*
10.18 Stock Pledge Agreement, dated September 18, 2001, by and between Doron Valero and the Company (Exhibit 10.18 ) (15)*
10.19 Promissory Note, in the amount of $2,153,470 from Doron Valero payable to the Company. (Exhibit 10.19) (15)*
10.20 Promissory Note in the amount of 437,500 from Alan Merkur, payable to the Company (Exhibit 10.3) (3)*
10.21 Pledge Agreement dated June 15, 2002 between the Company and Alan Merkur (Exhibit 10.3) (3)*
10.22 Promissory Note in the amount of $150,000 from Barbara Miller payable to the Company (Exhibit 10.4) (3)*
10.23 Pledge Agreement dated June 15, 2002 between the Company and Barbara Miller (Exhibit 10.4) (3)*
10.24 Registration Rights Agreement dated October 28, 2002 between the Company and certain Purchasers (Exhibit 99.3) (2)
10.25 Credit Agreement, dated February 7, 2003, among the Company, each of the financial institutions initially a signatory thereto; Commerzbank AG New York and Grand Cayman Branches, Keybank National Association and Southtrust Bank, as Documentary Agents; and Wells Fargo Bank, National Association, as Sole Lead Arranger and Administration Agent (Exhibit 10.1) (9)
3.2       Amended and Restated Bylaws
12.1      Ratios of Earnings to Fixed Charges
21.1      List of Subsidiaries of the Registrant
23.1      Consent of Deloitte & Touche LLP
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*Identifies employee agreements, management contracts, compensatory plans or other arrangements.
---------------------------------------------------------------------
(1) Previously filed as Appendix A to our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001 and incorporated herein by reference.
(2) Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.
(3) Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated by reference herein.
(4) Previously filed by IRT Property Company as Exhibit 4(c) to IRT's Form 10-K filed on February 16, 1996, and incorporated by reference herein.
(5) Previously filed by IRT Property Company as Exhibit 4 to IRT's Current Report on Form 8-K filed on March 26, 1996, and incorporated by reference herein.
(6) Previously filed by IRT Property Company as Exhibit 4 to IRT's Current Report on Form 8-K filed on August 13, 1997, and incorporated by reference herein.

(7) Previously filed by IRT Property Company as an exhibit to IRT's Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.
(8) Previously filed by IRT Property Company as an exhibit to IRT's Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.
(9) Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.
(10) Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated herein by reference.
(11) Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 30, 1999, and incorporated herein by reference.
(12) Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2002, and incorporated herein by reference.
(13) Previously filed by IRT Property Company as an exhibit to IRT's Current Report on Form 8-K filed on March 22, 1989, and incorporated herein by reference.
(14) Previously filed by IRT Property Company with IRT's definitive Proxy Statement for the Annual Meeting of Stockholders held on May 22, 1998, and incorporated herein by reference.
(15) Previously filed with our Form 10-K/A filed on March 18, 2002, and incorporated herein by reference.
(16) Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2002, and incorporated by reference herein.
(17) Previously filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2003, and incorporated by reference herein.
(18) Previously filed with our Current Report on Form 8-K filed on January 6, 2004, and incorporated by reference herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 15, 2004                       EQUITY ONE, INC.

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

SIGNATURE                                       TITLE                                  DATE
---------                                       -----                                  ----
/s/ Chaim Katzman                     Chairman of the Board and                   March 15, 2004
---------------------                  Chief Executive Officer
Chaim Katzman                       (Principal Executive Officer)

/s/ Doron Valero                 President, Chief Operating Officer               March 15, 2004
---------------------                       and Director
Doron Valero

/s/ Howard M. Sipzner               Executive Vice President and                  March 15, 2004
---------------------                  Chief Financial Officer
Howard M. Sipzner                     (Principal Accounting and
                                         Financial Officer)

/s/ Noam Ben Ozer                             Director                            March 15, 2004
---------------------
Noam Ben Ozer

/s/ Dr. Shaiy Pilpel                          Director                            March 15, 2004
---------------------
Dr. Shaiy Pilpel

/s/ Robert Cooney                             Director                            March 15, 2004
---------------------
Robert Cooney

/s/ Dori Segal                                Director                            March 15, 2004
---------------------
Dori Segal

/s/ Nathan Hetz                               Director                            March 15, 2004
---------------------
Nathan Hetz

/s/ Peter Linneman                            Director                            March 15, 2004
---------------------
Peter Linneman

/s/ Patrick Flinn                             Director                            March 15, 2004
---------------------
Patrick Flinn


                                             EQUITY ONE, INC. AND SUBSIDIARIES
                                             ---------------------------------

                                                     TABLE OF CONTENTS
                                                     -----------------



                                                                                                                    Page
                                                                                                                -------------

Independent Auditors' Report................................................................................            F-1


Consolidated Balance Sheets as of December 31, 2003 and 2002................................................            F-2


Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.................     F-3  -  F-4


Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001........            F-5


Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001.......             F-6


Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001..................    F-7  -  F-8


Notes to the Consolidated Financial Statements.............................................................     F-9 -  F-33



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Equity One, Inc.:


We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the
related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 10, 2004

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(In thousands, except per share amounts)

                                                                                     2003             2002
                                                                                 ------------    ------------
                                    ASSETS
PROPERTIES:
   Income producing..........................................................     $ 1,594,579     $   682,941
   Less: accumulated depreciation............................................         (66,406)        (40,433)
                                                                                 ------------    ------------
                                                                                    1,528,173         642,508

   Construction in progress and land held for development....................          74,686          35,923
   Property held for sale....................................................          14,440               -
                                                                                 ------------    ------------
      Properties, net........................................................       1,617,299         678,431

CASH AND CASH EQUIVALENTS....................................................             966           2,944

CASH HELD IN ESCROW..........................................................               -           5,933

 ACCOUNTS AND OTHER RECEIVABLES, NET.........................................          13,492           7,053

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES................................           2,861          10,021

GOODWILL ....................................................................          14,014           2,276

OTHER ASSETS..................................................................         28,754          23,411
                                                                                 ------------    ------------
TOTAL.........................................................................    $ 1,677,386     $   730,069
                                                                                 ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

NOTES PAYABLE
   Mortgage notes payable.....................................................    $   459,103     $   332,143
   Unsecured revolving credit facilities......................................        162,000               -
   Secured revolving credit facilities........................................              -          23,000
   Unsecured senior notes payable.............................................        150,000               -
                                                                                 ------------    ------------
                                                                                      771,103         355,143

   Unamortized premium on notes payable.......................................         24,218               -
                                                                                 ------------    ------------
      Total notes payable.....................................................        795,321         355,143

OTHER LIABILITIES
   Accounts payable and accrued expenses......................................         25,211          14,760
   Tenant security deposits...................................................          7,706           4,342
   Other liabilities..........................................................          5,924           1,724
                                                                                 ------------    ------------
      Total liabilities.......................................................        834,162         375,969
                                                                                 ------------    ------------
MINORITY INTEREST.............................................................         12,672           3,869
                                                                                 ------------    ------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value - 10,000 shares authorized but unissued...              -               -
   Common stock, $0.01 par value - 100,000 shares authorized, 69,353 and 34,540
      shares issued and outstanding for 2003 and 2002, respectively...........            694             345
   Additional paid-in capital.................................................        843,678         355,450
   Retained earnings..........................................................              -           5,969
   Accumulated other comprehensive loss.......................................           (122)            (46)
   Unamortized restricted stock compensation..................................        (10,091)         (4,375)
   Notes receivable from issuance of common stock.............................         (3,607)         (7,112)
                                                                                 ------------    ------------
      Total stockholders' equity..............................................        830,552         350,231
                                                                                 ------------    ------------
TOTAL........................................................................     $ 1,677,386      $  730,069
                                                                                 ============    ============

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands, except per share amounts)

                                                                         2003           2002            2001
                                                                     ------------    -----------     -----------
RENTAL INCOME:
    Minimum rents..................................................    $  144,997      $  72,802       $  57,856
    Expense recoveries.............................................        41,740         22,689          17,586
    Termination fees................................................        1,382          1,938             995
    Percentage rent payments........................................        1,857          1,475             967
                                                                     ------------    -----------     -----------
      Total rental income..........................................       189,976         98,904          77,404
                                                                     ------------    -----------     -----------
COSTS AND EXPENSES:
   Property operating expenses.....................................        54,866         30,763          24,124
   Interest expense................................................        37,826         22,106          20,909
   Amortization of deferred financing fees.........................         1,111            884           1,114
   Rental property depreciation and amortization....................       27,598         13,303          10,798
   Litigation settlement...........................................             -          2,067               -
   General and administrative expenses.............................        11,046          6,649           3,553
                                                                     ------------    -----------     -----------
       Total costs and expenses.....................................      132,447         75,772          60,498
                                                                     ------------    -----------     -----------
INCOME BEFORE OTHER INCOME AND EXPENSES, INCOME TAXES, DISCONTINUED
   OPERATIONS AND MINORITY INTEREST................................        57,529         23,132          16,906

OTHER INCOME AND EXPENSES

Investment income..................................................         1,089          1,632           1,930
Other income.......................................................           687          1,085             927
Equity in income (loss) of joint ventures..........................          (126)           (15)            (93)
Loss on disposal of income producing properties.....................            -              -            (609)
Gain (loss) on extinguishment of debt...............................         (623)         1,520          (1,546)
                                                                     ------------    -----------     -----------
INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS, AND MINORITY
   INTEREST........................................................        58,556         27,354          17,515
                                                                     ------------    -----------     -----------
INCOME TAX BENEFIT (EXPENSE)
   Current..........................................................            -              -             593
   Deferred.........................................................            -              -             374
                                                                     ------------    -----------     -----------
     Total income tax benefit (expense)............................             -              -             967
                                                                     ------------    -----------     -----------
DISCONTINUED OPERATIONS:
   Income from rental properties sold or held for sale.............         2,811          3,417           1,965
   Gain on disposal of income producing properties.................         3,083          9,264               -
                                                                     ------------    -----------     -----------
     Total income from discontinued operations.....................         5,894         12,681           1,965
                                                                     ------------    -----------     -----------
INCOME BEFORE MINORITY INTEREST....................................        64,450         40,035          20,447
MINORITY INTEREST..................................................          (803)          (101)         (1,726)
                                                                     ------------    -----------     -----------
NET INCOME.........................................................     $  63,647      $  39,934       $  18,721
                                                                     ============    ===========     ===========
                                                                                                       continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands, except per share amounts)

                                                                         2003            2002            2001
                                                                     ------------    -----------     -----------
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE
   Income before discontinued operations............................     $   0.96       $   0.84        $   0.77
   Income from discontinued operations..............................         0.10           0.38            0.06
                                                                     ------------    -----------     -----------
     Total basic earnings per share.................................     $   1.06       $   1.22        $   0.83
                                                                     ============    ===========     ===========
NUMBER OF SHARES USED IN COMPUTING
   BASIC EARNINGS PER SHARE.........................................       59,998         32,662          22,414
                                                                     ============    ===========     ===========
DILUTED EARNINGS PER SHARE
   Income before discontinued operations............................     $   0.95       $   0.82        $   0.77
   Income from discontinued operations..............................         0.10           0.38            0.06
                                                                     ------------    -----------     -----------
     Total diluted earnings per share...............................     $   1.05       $   1.20        $   0.83
                                                                     ============    ===========     ===========
NUMBER OF SHARES USED IN COMPUTING
   DILUTED EARNINGS PER SHARE.......................................       61,665         33,443          23,037
                                                                     ============    ===========     ===========
                                                                                                      (Concluded)

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands, except per share amounts)

                                                                         2003            2002            2001
                                                                     ------------    -----------     -----------
NET INCOME...........................................................   $  63,647      $  39,934       $  18,721

OTHER COMPREHENSIVE (LOSS) INCOME:
  Net unrealized holding gain (loss) on securities available for sale          46            (12)            310
  Reclassified adjustment for gains included in net income...........           -              -             (33)
  Change in fair value of cash flow hedges...........................        (122)             -               -
                                                                     ------------    -----------     -----------
COMPREHENSIVE INCOME.................................................   $  63,571      $  39,922       $  18,998
                                                                     ============    ===========     ===========

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands, except per share amounts)

                                                                                                              Notes
                                                                             Accumulated                    Receivable
                                       Addit-        Equity                 Other Compre-    Unamortize     from the      Total
                                        ional        Related                  hensive        Restricted     Issuance      Stock-
                          Common       Paid-In       to Step     Retained      (Loss)/         Stock        of Common     holders'
                          Stock        Capital     Acquisition   Earnings      Income       Compensation      Stock       Equity
                        ----------   ----------    ----------   ----------    ----------    ------------   ----------    ---------
BALANCE,
JANUARY 1, 2001.........  $  128      $ 105,368     $  82,123    $  1,709       $   (311)    $    (809)      $   (545)   $ 187,663

 Issuance of common
 stock:
   CEFUS transaction....     105        120,540       (82,123)          -              -             -              -      38,522
   UIRT transaction.....      29         31,450             -           -              -             -              -      31,479
   Alony Hetz...........      20         21,187             -           -              -             -              -      21,207
   Other issuances......       6          6,550             -           -              -        (1,027)        (5,033)        496
   Stock issuance cost         -         (1,476)            -           -              -             -              -      (1,476)
 Net income.............       -              -             -      18,721              -             -              -      18,721
 Dividends paid.........       -              -             -     (18,622)             -             -              -     (18,622)
 Net unrealized holding
   gain on securities
   available for sale...       -              -             -           -            277             -              -         277
                        ----------   ----------    ----------  ----------     ----------    ----------     ----------   ---------
BALANCE,
DECEMBER 31, 2001.......     288        283,619             -       1,808            (34)       (1,836)        (5,578)    278,267
 Issuance of common
 stock..................      57         73,359             -           -              -        (2,539)        (1,534)     69,343
 Stock issuance cost....       -         (1,528)            -           -              -             -              -      (1,528)
 Net income.............       -              -             -      39,934              -             -              -      39,934
 Dividends paid.........       -              -             -     (35,773)             -             -              -     (35,773)
 Net unrealized holding
   loss on securities
   available for sale...       -              -             -           -            (12)            -              -         (12)
                        ----------   ----------    ----------  ----------     ----------    ----------     ----------   ---------
BALANCE,
DECEMBER 31, 2002.......     345        355,450             -       5,969            (46)       (4,375)        (7,112)    350,231

 Issuance of common
 stock:
   IRT transaction......     175        231,562             -            -                           -              -     231,737
   Other issuances......     174        259,445             -                                   (5,716)         3,505     257,408
   Stock issuance cost..       -         (1,718)            -            -                           -              -      (1,718)
  Net income............       -             -                     63,647                            -              -      63,647
  Dividends paid........       -         (1,061)            -     (69,616)                           -              -     (70,677)
  Change in fair value
   of cash flow hedges..       -              -             -           -           (122)            -              -        (122)
  Net unrealized
   holding gain on
   securities available
   for sale ..........         -              -             -           -             46             -             -           46
                        ----------   ----------    ----------   ----------    ----------    ----------    ----------    ---------
BALANCE,
DECEMBER 31, 2003....   $     694     $ 843,678     $       -    $      -     $    (122)    $  (10,091)    $  (3,607)   $ 830,552
                        ==========   ==========    ==========   ==========    ==========    ==========    ==========    =========

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands, except per share amounts)

                                                                              2003              2002             2001
                                                                         ------------      -----------      -----------
OPERATING ACTIVITIES:
Net income............................................................      $  63,647        $  39,934        $  18,721

 Adjustments to reconcile net income to net cash provided by operating activities:..............................................
     Straight line rent adjustment....................................         (1,974)            (636)            (129)
     Provision for losses on accounts receivable......................            582              524              322
     Amortization of premium on notes payable.........................         (3,584)               -                -
     Amortization of deferred financing fees..........................          1,111              884            1,114
     Rental property depreciation and amortization....................         27,598           13,303           10,798
     Depreciation and amortization included in discontinued operations            409              507              867
     Amortization of restricted stock.................................          2,833            1,579              973
     (Gain) loss on disposal of real estate...........................         (3,083)          (9,264)             609
     Gain on securities available for sale............................             (9)             (14)               -
     Loss (gain) on debt extinguishment...............................            623           (1,520)           1,546
     Equity in income of joint ventures...............................           (500)            (549)            (494)
     Minority interest in earnings of consolidated subsidiary.........            803              101            1,726
     Deferred income tax benefit......................................              -                -             (374)
Changes in assets and liabilities:
      Accounts and other receivables..................................         (5,080)          (3,152)             840
      Other assets....................................................         (2,969)             173              146
      Accounts payable and accrued expenses...........................         (5,378)           2,548           (8,362)
      Tenants' security deposits......................................          1,038              252              206
      Other liabilities...............................................          2,195              943             (295)
                                                                         ------------     ------------     ------------
Net cash provided by operating activities.............................         78,262           45,613           28,214
                                                                         ------------     ------------     ------------
INVESTING ACTIVITIES:
   Additions to and purchase of rental property.......................       (185,693)         (79,457)         (37,409)
   Proceeds from disposal of rental property..........................         25,013           27,195           22,276
   Decrease (increase) in cash held in escrow.........................         12,897           (4,218)            (402)
   Proceeds from sales of joint venture interest......................          6,714                -            6,630
   Distributions received from joint ventures.........................            940              871              287
   Increase in deferred leasing expenses..............................         (4,455)          (1,660)            (378)
   Proceeds from repayments of notes receivable.......................          5,074            5,068            2,643
   Proceeds from sale of securities...................................            976              762                -
   Due to (from) affiliates...........................................              -                -              212
   Cash used in the purchase of IRT...................................       (189,382)               -                -
   Cash used in the purchase of UIRT..................................              -                -          (36,294)
   Cash acquired in acquisitions......................................          1,756                -                -
                                                                         ------------    -------------    -------------
Net cash used in investing activities.................................       (326,160)         (51,439)         (42,435)
                                                                         ------------    -------------    -------------
FINANCING ACTIVITIES:
   Repayments of mortgage notes payable...............................        (63,586)         (43,156)         (66,210)
   Borrowings under mortgage notes payable............................              -           25,850           64,884
   Decrease in restricted cash........................................              -                -            4,273
   Net borrowings (repayments) under revolving credit facilities......        131,000           (4,409)           9,210
   Increase in deferred financing expenses............................           (888)          (1,058)            (540)
   Proceeds from stock subscription and issuance of common stock......        249,205           67,982           21,366
   Stock issuance costs...............................................         (1,718)          (1,471)          (1,476)
   Repayment of notes receivable from issuance of common stock........          3,505                -                -
   Cash dividends paid to stockholders................................        (70,677)         (35,773)         (18,622)
   Distributions to minority interest.................................           (921)            (101)            (105)
                                                                         ------------    -------------    -------------
Net cash provided by financing activities.............................        245,920            7,864           12,780
                                                                         ------------    -------------    -------------
                                                                                                             (continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands, except per share amounts)

                                                                             2003            2002              2001
                                                                         ------------    -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................      $  (1,978)        $  2,038         $ (1,441)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..........................          2,944              906            2,347
                                                                         ------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR................................      $     966         $  2,944         $    906
                                                                         ============    =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amount capitalized...................      $  35,264         $ 22,772         $ 20,457
                                                                         ============    =============    =============
 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain (loss) on securities available for
   sale...............................................................      $      46         $    (12)        $    277
                                                                         ============    =============    =============
Change in fair value of cash flow hedges..............................      $     122
                                                                         ============
Conversion of partnership operating units.............................      $   2,880
                                                                         ============    =============    =============
Issuance of restricted stock..........................................      $   7,534         $  3,900         $  1,525
                                                                         ============    =============    =============
Common stock issued for notes receivable..............................                        $  1,534         $  5,033
                                                                                         =============    =============
Note receivable from sale of property.................................                        $  3,900
                                                                                         =============
The Company acquired all of the outstanding common stock of IRT for
  $763,047, including transaction costs:
   Fair value of assets acquired, including goodwill..................      $ 763,047
   Assumption of liabilities, unsecured senior notes and mortgage
     notes payable....................................................       (319,598)
   Fair value adjustment of unsecured senior notes and mortgage notes
     payable..........................................................        (22,330)
   Common stock issued................................................       (231,737)
                                                                         ------------
   Cash paid for IRT acquisition, including transaction costs.........      $ 189,382
                                                                         ============
The Company acquired and assumed the mortgage on the acquisition of a rental property:
   Fair value of rental property......................................      $ 101,692         $  9,300
   Assumption of mortgage notes payable...............................        (54,369)          (6,097)
   Fair value adjustment of mortgage notes payable....................         (6,029)               -
                                                                         ------------    -------------
   Cash paid for rental property......................................      $  41,294         $  3,203
                                                                         ============    =============
Sale of joint venture interest in settlement of notes receivable......                                         $  1,438
                                                                                                           ============
Issuance of CEFUS common stock in settlement of                                                                $  3,345
  affiliated debt.....................................................
                                                                                                           ============
Purchase of minority interest in CEFUS................................                                         $ 40,893
                                                                                                           ============
The Company acquired all the outstanding capital
  stock of UIRT for $67,773, including transaction costs:
   Fair value of assets acquired......................................                                         $147,640
   Liabilities assumed................................................                                          (79,867)
   Common stock issued................................................                                          (31,479)
                                                                                                           ------------
   Cash paid for acquisition, including transaction costs.............                                         $ 36,294
                                                                                                           ============
See accompanying notes to the consolidated financial statements.                                             (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(In thousands, except per share amounts)


1. Organization and Basis of Presentation

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

     Basis of Presentation

     The consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those partnerships where the Company has financial and operating control. Equity One, Inc. and subsidiaries are hereinafter referred to as "the consolidated companies "or "the Company." The Company has a 50% investment in two joint ventures of which the Company is not the primary beneficiary and, accordingly, uses the equity method of accounting for these joint ventures.

     All significant intercompany transactions and balances have been eliminated in consolidation.

     Portfolio

     As of December 31, 2003, the Company owned a total of 185 properties, encompassing 123 supermarket-anchored shopping centers, 11 drug store-anchored shopping centers, 44 other retail-anchored shopping centers, one self-storage facility, one industrial property and five retail developments, as well as non-controlling interests in two unconsolidated joint ventures which own and operate commercial real estate properties.

     IRT Merger

     On February 12, 2003, the Company completed a statutory merger for all of the outstanding interests of IRT Property Company ("IRT"). The Company acquired 93 properties that comprise an aggregate of approximately 10,041 square feet of gross leasable area. The acquisition creates one of the largest shopping center REIT's primarily focusing on the southeastern United States. The acquisition of IRT was accounted for using the purchase method and the results of IRT are included in the Company's financial statements since the date of its acquisition. The aggregate purchase price for the acquisition was $763,047 (including transaction costs and assumed debt), consisting of the payment of $189,382 in cash, the issuance of 17,490 shares of the Company's common stock valued at $231,737 and the assumption of $341,928 of outstanding debt, premium on notes payable, and other liabilities. The value of the Company's common stock was determined based on the average market price over the 3-day period before and after the terms of the acquisition were agreed to and announced. There were no contingent payments, options, or commitments specified in the agreement.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

                                                             As of
                                                       February 12, 2003
                                                       -----------------
     Properties ...................................            $ 738,209
     Cash and cash equivalents.....................                1,756
     Cash held in escrow ..........................                6,964
     Accounts receivable ..........................                3,401
     Goodwill ......................................              11,738
     Other assets ..................................                 979
                                                       -----------------
         Total assets acquired ....................              763,047
                                                       -----------------
     Mortgage notes payable .......................              135,352
     Premium on mortgage notes ....................                7,223
     Unsecured senior notes payable ...............              150,000
     Premium on unsecured senior notes payable ....               15,107
     Other liabilities..............................              34,246
                                                       -----------------
        Total liabilities assumed ..................             341,928
                                                       -----------------
        Net assets acquired ........................           $ 421,119
                                                       =================

     The Company has determined that the amounts assigned to other intangible assets acquired are not significant in relation to the total cost of the acquisition.

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

                                                         2003          2002
                                                     -----------   -----------
    Pro forma rental income.........................   $ 200,461     $ 189,442
                                                     ===========   ===========
    Pro forma income before discontinued operations    $  60,113     $  54,656
                                                     ===========   ===========
    Pro forma net income............................   $  60,007        73,305
                                                     ===========   ===========
    Pro forma earnings per share:
      Basic earnings per share:
        Income before discontinued operations.......   $    0.96     $    0.96
        Income from discontinued operations.........        0.09          0.33
                                                     -----------   -----------
          Total basic earnings per share............   $    1.05     $    1.29
                                                     ===========   ===========
      Diluted earnings per share:
        Income before discontinued operations.......   $    0.94     $    0.95
        Income from discontinued operations.........        0.09          0.32
                                                     -----------   -----------
          Total diluted earnings per share..........   $    1.03     $    1.27
                                                     ===========   ===========

     Other Mergers

     On September 20, 2001, the Company completed the acquisition of Centrefund Realty (U.S.) Corporation ("CEFUS") from First Capital Realty Inc. ("FCR"), formerly known as Centrefund Realty Corporation, for approximately $281,000 (including assumed debt). As provided for in the stock exchange agreement, the Company issued 10,500 shares of its common stock to subsidiaries of FCR and assumed approximately $149,021 of CEFUS's outstanding debt. The acquisition of CEFUS was partially accounted for on a "push-down" basis and partially in a manner similar to a pooling of interests, due to the acquisition by Gazit Globe
(1982) Ltd., the Company's majority shareholder, of a 68.07% controlling interest in FCR on August 18, 2000.

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

     The results for the year ended December 31, 2001 were adjusted to incorporate the results of CEFUS for the period January 1, 2001 to September 19, 2001. Through September 19, 2001, CEFUS operated under the control of FCR as a subchapter C-corporation under the Internal Revenue Code (the "Code") and recorded current and deferred income taxes in connection with its operations. Effective September 20, 2001, the Company no longer recorded any provision for income taxes consistent with the acquisition of 100% of CEFUS, and the Company's intent to operate CEFUS as a qualified REIT subsidiary. In addition, with the September 20, 2001 acquisition of 100% of CEFUS, the Company has eliminated the Equity Related to Step Acquisition, the 31.93% Minority Interest and the deferred income tax assets, and has recorded in their place the issuance of 10,500 shares of the Company's common stock.

     On September 21, 2001, the Company completed the acquisition of United Investors Realty Trust ("UIRT"), a Texas-based REIT, for $147,640 (including assumed debt). As a result of the transaction with UIRT, the Company issued 2,896 shares of its common stock, paid $36,294 in cash consideration to former UIRT shareholders and for transaction costs, and assumed approximately $79,867 of UIRT's outstanding debt. The acquisition of UIRT was accounted for using the purchase method and the results of UIRT are included in the Company's consolidated financial statements from the date of acquisition.

2. Summary of Significant Accounting Policies

     Properties

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

     The Company is actively pursuing acquisition opportunities and will not be successful in all cases; costs incurred related to these acquisition opportunities are expensed when it is probable that the Company will not be successful in the acquisition.

     Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

           Land improvements         40 years
           Buildings                 30-40 years
           Building improvements     5-40 years
           Tenant improvements       Over the term of the related lease
           Equipment                 5-7 years

     Business Combinations

     The Company allocates the purchase price of acquired companies and properties to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. Fair value is defined as the amount at which that asset could be bought or sold in a current transaction between willing parties (other than in a forced or liquidation sale). In order to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, the Company identifies and estimates the fair value of the land, buildings, and improvements, review the leases to determine the existence of, and estimates fair value of, any contractual or other legal rights and investigates the existence of, and estimates fair value of, any other identifiable intangible assets. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

     The cost approach is used as the primary method to estimate the fair value of the buildings, improvements and other assets. The market value approach is used as the primary method to estimate the fair value of the land. The determination of the fair value of contractual intangibles is based on the costs to originate a lease including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. In-place lease values are based on management's evaluation of the specific characteristics of each lease and the Company's overall relationship with each tenant. Among the factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant's credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, under specific market conditions. Above-market, below-market and in-place lease values are determined based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The value of contractual intangibles is amortized over the remaining term of each lease. Other than discussed above, the Company has determined that its real estate properties do not have any other significant identifiable intangible assets.

     Critical estimates in valuing certain of the intangible assets and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods, and the tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company's portfolio, and discount rates used in these calculations. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals that may be obtained in connection with the acquisition or financing of the respective property or other market data. Management also considers information obtained in its pre-acquisition due diligence and marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

     Construction in progress and land held for development

     Land held for development is stated at cost. Costs incurred during the predevelopment stage are capitalized once management has identified a site, determined that the project is feasible and it is probable that the Company is able to proceed with the project. Properties undergoing significant renovations and improvements are considered under development. The Company estimates the cost of a property undergoing renovations as a basis for determining eligible costs. Interest, real estate taxes and other costs directly related to the properties and projects under development are capitalized until the property is ready for its intended use. Similar costs related to properties not under development are expensed as incurred. In addition, the Company writes off costs related to predevelopment projects when it determines that it will no longer pursue the project.

     Total interest expense capitalized to construction in progress and land held for development was $3,822, $2,375 and $2,102 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Long-lived assets

     Long-lived assets, such as property, land held for development, and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that it is probable that the sum of expected undiscounted cash flows of the related operations are less than historical net cost basis. These factors, along with plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. If the Company determines that the carrying amount is impaired, the long-lived assets are written down to their fair value with a corresponding charge to earnings. During the periods presented, no such impairment was incurred.

     Cash and cash equivalents

     The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents.

     Cash held in escrow

     Escrowed cash consists of cash being held in anticipation of the execution of tax-free exchanges under Section 1031 of the Internal Revenue Code.

     Accounts Receivable

     Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants. Management evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect amounts estimated to be uncollectible. The allowance for doubtful accounts was $1,201 and $619 at December 31, 2003 and 2002, respectively.

     Deferred expenses

     Deferred expenses consist of loan origination fees and leasing costs. Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan which approximates the effective interest method. Direct salaries, third party fees and other costs incurred by the Company to originate a lease are capitalized and are being amortized using the straight-line method over the term of the related leases.

     Goodwill

     Goodwill has been recorded to reflect the excess of cost over the fair value of net assets acquired in various acquisitions. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142 on January 1, 2002 and no longer amortizes goodwill.

     The Company is required to perform annual impairment tests of its goodwill and intangible assets, or more frequently in certain circumstances. The Company has elected to test for goodwill impairment in November of each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's "implied fair value" of goodwill requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value.

     The key assumptions management employs to determine the fair value of the Company's reporting units (each property is considered a reporting unit) included (a) net operating income; (b) cash flows; and (c) an estimation of the fair value of each reporting unit, which was based on the Company's experience in evaluating acquisitions and market conditions. A variance in the net operating income or discount rate could have a significant impact on the amount of any goodwill impairment charge recorded.

     Management cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $14,014 million at December 31, 2003. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company's tenant base, or a material negative change in its relationships with significant tenants.

     Deposits

     Deposits are composed of funds held by various institutions for future payments of property taxes, insurance and improvements, utility and other service deposits.

     Minority interest

     On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary, entered into a limited partnership as a general partner. An income producing shopping center ("Walden Woods Village") was contributed by its owners (the "Minority Partners"), and the Company contributed 93.656 shares of common stock (the "Walden Woods Shares") to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net value of property contributed by the Minority Partners, each of the partners received
93.656 limited partnership units. The Company has entered into a Redemption Agreement with the Minority Partners whereby the Minority Partners can request that the Company purchase either their limited partnership units or any shares of common stock which they received in exchange for their partnership units at a price of $10.30 per unit or per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the Company has consolidated the accounts of the partnership with the Company's financial data. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the Walden Woods Shares except to the extent of dividends. Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared. The Walden Woods Shares are not considered outstanding in the consolidated financial statements and are excluded from the share count in the calculation of primary earnings per share.

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

     The Company is the general partner of IRT Partners L.P. ("LP") and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company. LP was formed in order to enhance the acquisition opportunities of the Company through a downREIT structure. This structure offers potential sellers of properties the ability to make a tax-deferred sale of their real estate properties in exchange for limited partnership units ("OP Units") of LP. As of December 31, 2003, there were 734.266 OP Units outstanding held by partners not affiliated with the Company. LP is obligated to redeem each OP Unit held by a person other than the Company, at the request of the holder, for cash equal to the fair market value of a share of the Company's common stock at the time of such redemption, provided that the Company may elect to acquire any such OP Unit presented for redemption for one share of common stock. Such limited partnership interest of 5.59% of LP are held by persons unaffiliated with the Company and are reflected as a minority interest in the consolidated subsidiaries in the accompanying consolidated balance sheets.

     The Company also records a minority interest for the limited partners' share of equity in two separate general partnerships which it controls and is the primary beneficiary. The two partnerships in which the Company has a partnership interest are Venice Plaza (75% interest) and North Village Center (49% interest). The minority interest has been presented in the accompanying consolidated balance sheet.

     Notes receivable from issuance of common stock

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

     Revenue Recognition

     Rental income comprises minimum rents, expense reimbursements, termination fees and percentage rent payments. Minimum rents are recognized over the lease term on a straight-line basis as it becomes receivable according to the provisions of the lease. Expense reimbursements are recognized in the period that the applicable costs are incurred. The Company accounts for these leases as operating leases as the Company has retained substantially all risks and benefits of property ownership. Percentage rent is recognized when the tenant's reported sales have reached certain levels specified in the respective lease.

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants' payment history and current credit quality.

     Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from shares issuable under stock-based compensation plans, which would include the exercise of stock options, and the conversion of the minority interests in the Operating Partnerships.

     Management fees

     Management   fees  consist  of  fees  earned  in  connection  with  certain third-party leasing activities and other third-party management activities. Management fees are recognized when earned.

     Income taxes

     The Company elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code, commencing with its taxable year ended December 31, 1995. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its stockholders. Also, at least 90% of the Company's gross income in any year must be derived from qualifying sources. The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, principally real estate depreciation and amortization. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income of the Company's consolidated subchapter C-Corporation ("C-Corporation") taxable REIT subsidiary ("TRS"), is subject to federal and state income taxes.

     CEFUS, was taxed as a C-Corporation and accordingly recorded current and deferred income taxes through September 19, 2001. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These taxes are reflected in the accompanying consolidated financial statements as current and deferred components of the income tax benefit/expense. In addition, certain corporate tax attributes carried over to the Company as a result of this transaction (for example, net operating losses, alternative minimum tax credit carry-forwards, etc.). Net operating losses available to the Company are estimated to be approximately $11,973, but their utilization is limited subject to the provisions of the Code Sections 381 and 382.

     As a result of the acquisition of CEFUS, Code Section 1374 imposes a tax on the net built-in gain of C-Corporation (i.e. CEFUS) assets that become assets of a REIT (i.e. the Company) in a carryover-basis transaction. The estimated net built-in gain at the date of acquisition is approximately $38,390. In lieu of the tax imposed on the transferor C-Corporation (i.e. CEFUS), the Company is subject to a Ten-Year Rule, which defers and eliminates recognition of the built-in gain tax liability if the assets subject to the tax are not disposed of within ten years from the date of the acquisition. In addition to the Ten-Year Rule, the Company has the ability to utilize like-kind exchanges, carry-over C-Corporation tax attributes, and other tax planning strategies to mitigate the potential recognition of built-in gain tax.

     Segment information

     The Company's properties are community and neighborhood shopping centers located predominately in high growth markets in the southern United States. Each of the Company's centers are separate operating segments which have been aggregated and reported as one reportable segment because they have characteristics so similar that they are expected to have essentially the same future prospects. The economic characteristics include similar returns, occupancy and tenants and each is located near a metropolitan area with similar economic demographics and site characteristics.

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

     In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee's of Indebtedness of Other's (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies. It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). We adopted the disclosure requirements in 2002 and the initial recognition and measurement provisions in 2003. The adoption of FIN 45 did not have a material impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirement of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure in both annual and interim financial statements about the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002 and, as it relates to Opinion No. 28, Interim Financial Reporting, the interim periods beginning after December 15, 2002, although earlier application is encouraged. The Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in measuring stock-based compensation. Accordingly, no compensation expense has been recognized for options granted under the Company's compensation plan as no grants were made at less than market value. The Company has adopted the disclosure requirements of SFAS No. 148 in its financial statements as of December 31, 2002.

     Had compensation expense been determined based upon the fair value at the grant date for awards under the Plan consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share on a pro forma basis would have been:


                                                                         Years Ended December 31,
                                                               -----------------------------------------------
                                                                   2003              2002             2001
                                                               -------------    -------------    -------------
Net Income                   As reported.....................      $  63,647         $ 39,934         $ 18,721

                              Stock based employee
                                compensation expense
                                included in reported net
                                income........................             -                -                -

                              Total stock based employee
                                compensation expense
                                determined under fair value
                                based method for all awards...           896              743              238
                                                               -------------    -------------    -------------
                             Pro forma........................      $ 62,751         $ 39,191         $ 18,483
                                                               =============    =============    =============
Basic earnings per share     As reported......................      $   1.06         $   1.22         $   0.83
                                                               =============    =============    =============
                             Pro forma........................      $   1.05         $   1.20         $   0.82
                                                               =============    =============    =============
Diluted earnings per share   As reported......................      $   1.05         $   1.20         $   0.83
                                                               =============    =============    =============

                             Pro forma........................      $   1.03         $   1.18         $   0.82
                                                               =============    =============    =============


     The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2003, 2002 and 2001:

                                             2003             2002               2001
                                        --------------    --------------    --------------
     Dividend Yield..................    6.5% - 7.0%          7.9%               7.5%
     Risk-free interest rate.........    1.2% - 4.27%         4.3%            4.3% - 5.1%
     Expected option life (years)....        1-10              10                  7
     Expected volatility.............    16.5% - 25%          24%                 25%


     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. The Company has evaluated the effect of FIN 46 and has determined where it is the primary beneficiary and has consolidated those VIE's. Where the Company has determined it is not the primary beneficiary of the VIE, it reports the VIE under the equity method. The adoption of FIN 46 did not require a change in the accounting treatment of any VIE's. The Company has not become a party to any VIE's during 2003.

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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of the guidance in SFAS No.
150. The FASB decided to defer the application of certain aspects of Statement 150 until it could consider some of the resulting implementation issues. The Company has adopted certain provisions of SFAS No. 150 which did not have a material impact on the Company's financial condition or results of operations. The Company is still evaluating the potential effect of the provisions of SFAS No. 150 that have been deferred to future periods.

     In December 2003, the FASB issued Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of SFAS No. 132 (revised) did not have a material impact on the Company's financial statements.

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

     Cash and Cash Equivalents and Accounts and Other Receivables.  The carrying
amounts  reported  in  the  balance  sheets  for  these  financial   instruments
approximate fair value because of their short maturities.

     Notes Receivable. The fair value is estimated by using the current interest rates at which similar loans would be made. The carrying amounts reported in the balance sheets approximate fair value.

     Mortgage Notes Payable. The fair value estimated at December 31, 2003 and 2002 was $505,148 and $373,166, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms.

     Unsecured Revolving Credit Facilities. The fair value is estimated by using the current rates at which similar loans would be made and remaining terms. The carrying amounts reported in the balance sheets approximate fair value.

     Unsecured Senior Notes Payable. The fair value estimated at December 31, 2003 was $165,700, calculated based on the net present value of payments over the term of the loan using estimated market rate for similar notes and remaining terms.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year financial presentation.

3. Properties
   ----------

       Composition in the consolidated balance sheets:                         December 31,
                                                                      -----------------------------
                                                                          2003            2002
                                                                      -------------    ------------
       Land and land improvements...................................      $ 654,654       $ 178,066
       Building and building improvements...........................        924,097         495,301
       Tenant improvements..........................................         15,828           9,574
                                                                      -------------    ------------
            Total income producing property.........................      1,594,579         682,941
       Less: accumulated depreciation...............................        (66,406)        (40,433)
                                                                      -------------    ------------
            Total rental property...................................      1,528,173         642,508
       Construction in progress and land held for development.......         74,686          35,923
       Property held for sale.......................................         14,440               -
                                                                      -------------    ------------
          Properties, net...........................................     $1,617,299       $ 678,431
                                                                      =============    ============

     Acquisitions

     The following table reflects properties acquired (excluding the properties acquired in the IRT merger - see Note 1) since January 1, 2003:

                                                            Date         SquareFeet/       Purchase
              Property            Location                Purchased         Acres            Price
       -----------------------   ---------------------   ----------      ------------     ----------
       Westridge                 Henry County, GA          February      13.5 acres         $  1,688
       HEB - Spring Shadow       Houston, TX               April             62,661            3,500
       Sheridan Plaza            Hollywood, FL             July             451,294           75,325
       Butler Creek              Acworth, GA               July              95,597           12,100
       Bandera Outparcel         San Antonio, TX           July               6,000              533
       Presidential              Snellville, GA            August           374,112           47,238
       Hunters Creek             Orlando, FL               September         68,032            7,446
       Bridgemill                Canton, GA                November          78,654           14,070
       Hamilton Ridge            Buford, GA                December          89,496           13,650
       Belfair Towne Village     Bluffton, SC              December         125,389           19,861
       Publix at Middle Beach    Panama City Beach, FL     December          69,277            7,637
       Publix at Woodruff        Greenville, SC            December          68,055            7,985
                                                                                          ----------
                                                                                           $ 211,033
                                                                                          ==========

     No equity interests were issued or issuable in connection with the above purchases and no contingent payments, options or commitments are specific in the agreements. No goodwill was recorded in conjunction with the above acquisitions. The Company has determined that the amounts assigned to intangible assets acquired are not significant in relation to the total cost of the acquisition.

4. Accounts and Other Receivables
   ------------------------------

       Composition in the consolidated balance sheets:               December 31,
                                                             -----------------------------
                                                                 2003             2002
                                                             -------------     -----------
       Tenants..............................................      $ 13,921         $ 6,568
       Other................................................           772           1,104
       Allowance for doubtful accounts......................        (1,201)           (619)
                                                             -------------     -----------
          Total accounts and other receivables..............      $ 13,492         $ 7,053
                                                             =============     ===========


5. Investments in Joint Ventures
   -----------------------------

     A summary of the Company's investments in joint ventures at December 31, 2003 and 2002 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                            December 31,     December 31,
             Entity               Location                 Ownership            2003             2002
------------------------    -------------------------    --------------    -------------    --------------
PG Partners                   Palm Beach Gardens, FL          50.0%           $    2,633        $    2,823
Parcel F, LLC                 Palm Beach Gardens, FL          50.0%                  228               228
Oaksquare JV*                 Gainesville, FL                   -                      -             1,243
CDG (Park Place) LLC**        Plano, TX                         -                      -             5,727
                                                                           -------------    --------------
  Investments in joint ventures                                               $    2,861        $   10,021
                                                                           =============    ==============

  *The Company sold its interest in this joint venture during 2003. ** The property held by this joint venture was sold during 2003.

     A summary of the unaudited balance sheets for the joint ventures being reported on the equity method of accounting is as follows:

                                                             As of                  As of
     Condensed Balance Sheet                            December 31, 2003      December 31, 2002
     -----------------------------------------------   ------------------     -------------------
     Assets:
         Rental properties, net....................            $  16,688               $  47,309
         Cash and cash equivalents.................                    -                     690
         Other assets..............................                  457                   1,170
                                                       ------------------     -------------------
         Total assets..............................            $  17,145               $  49,169
                                                       ------------------     -------------------
     Liabilities and Ventures' Equity:
         Mortgage notes............................            $  12,878               $  44,625
         Other liabilities.........................                   90                     651
         Ventures' equity..........................                4,177                   3,893
                                                       ------------------     -------------------
         Total ....................................            $  17,145               $  49,169
                                                       ==================     ===================

     The Company's investments in joint ventures, as reported on its consolidated balance sheets, differ from its proportionate share of the joint ventures' underlying net assets due to basis differentials. This basis differential of approximately $1,000 and $5,000 as of December 31, 2003 and 2002, respectively, is being depreciated over the useful lives of the related assets.

     A summary of the unaudited statements of operations for the joint ventures being reported on the equity method of accounting is as follows:

                                                                            Year Ended December 31,
                                                                ----------------------------------------------
           Condensed Statements of Operations                       2003             2002             2001
           -------------------------------------------------    ------------    -------------    -------------
           Revenues:
               Rental revenues................................      $  5,313         $  7,176         $  6,376
               Other revenues.................................             8               12              125
                                                                ------------    -------------    -------------
                 Total revenues...............................         5,321            7,188            6,501
                                                                ------------    -------------    -------------
           Expenses:
               Operating expenses.............................         1,228            1,742            1,399
               Interest expense...............................         2,058            2,932            3,285
               Depreciation...................................           905            1,291              579
               Other expense..................................           130              125              250
                                                                ------------    -------------    -------------
                 Total expense................................         4,321            6,090            5,513
                                                                ------------    --------------    -------------
           Net income.....................................          $  1,000         $  1,098         $    988
                                                                ============    =============    =============
           The Company's equity in income (loss) of joint           $   500          $    549         $    494
              ventures reported in............................
                                                                ============    =============    =============
                 Continuing operations................              $  (126)         $    (15)        $    (93)
                                                                ============    =============    =============
                 Discontinued operations..............              $   626          $    564         $    587
                                                                ============    =============    =============

     Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

6. Other Assets
   ------------

     Composition in the consolidated balance sheets:
                                                                                     December 31,
                                                                             ---------------------------
                                                                                 2003            2002
                                                                             ------------    ------------
     Notes Receivable, bearing interest at 8.0% through 10.0% per annum,
       maturing from February 2004 through November 2010..................        $ 3,050         $ 5,827
     Deposits and escrow impounds.........................................         10,885           6,916
     Deferred expenses....................................................          8,681           5,263
     Furniture and equipment, net.........................................          2,974           1,138
     Prepaid and other assets.............................................          3,164           4,267
                                                                             ------------    ------------
          Total other assets..............................................       $ 28,754        $ 23,411
                                                                             ============    ============

7. Notes Payable
   -------------

      Composition in the consolidated balance sheets:                                        December 31,
                                                                                   -------------------------------
                                                                                        2003             2002
                                                                                   -------------     -------------
      Fixed rate mortgage loans
      Various mortgage notes payable secured by rental properties, bearing interest at 5.07% to 9.25% per annum, maturing from February 2005
         through November 2024...................................................      $ 459,103         $ 307,508
      Variable rate mortgage loans
      Mortgage notes payable secured by rental properties.  This mortgage was
         retired during 2003.....................................................              -            24,635
                                                                                   -------------     -------------
      Total mortgage notes payable...............................................        459,103           332,143
                                                                                   -------------     -------------
      Revolving credit facilities
      Unsecured line of credit of $340,000, with a bank group, bearing interest
         at LIBOR plus 0.65% to 1.35%, maturing February 2006....................        162,000                 -
       Unsecured line of credit of $5,000, with a bank, bearing interest at LIBOR
         plus 2.25%, maturing August 2004........................................              -                 -
       Line of credit of $41,300 with a bank.  During 2003, the Company entered
         into a new revolving credit facility and retired this facility..........              -            23,000
                                                                                   -------------     -------------
      Total revolving credit facilities..........................................        162,000            23,000
                                                                                   -------------     -------------
      Fixed Rate Unsecured Senior Notes Payable
      Senior notes of $25,000, bearing interest of 7.84%, maturing January 2012.          25,000                 -
      Senior notes of $50,000, bearing interest of 7.77%, maturing April 2006...          50,000                 -
      Senior notes of $75,000, bearing interest of 7.25%, maturing August 2007..          75,000                 -
                                                                                   -------------     -------------
      Total fixed rate unsecured senior notes payable............................        150,000                 -
                                                                                   -------------     -------------
      Unamortized premium on notes payable
      Unamortized premium on mortgage notes payable.............................          11,779                 -
      Unamortized premium on unsecured senior notes payable......................         12,439                 -
                                                                                   -------------     -------------
      Total unamortized premium on notes payable.................................         24,218                 -
                                                                                   -------------     -------------
      Total notes payable........................................................      $ 795,321         $ 355,143
                                                                                   =============     =============

     Each of the existing mortgage loans is secured by a mortgage on one or more of the Company's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $182,000 contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company's results of operations or financial condition.

     On February 7, 2003, the Company entered into a $340,000 unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the administrative agent. This facility bears interest at the Company's option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company's senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. Based on the Company's current rating the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $150,000, a $25,000 swing line facility for short term borrowings, a $20,000 letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400,000. The facility expires February 12, 2006 and the Company has a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company's ability to pay dividends would be limited to the amount necessary to maintain the Company's status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The facility is guaranteed by most of the Company's wholly-owned subsidiaries. As of December 31, 2003, the Company had $162,000 outstanding on this credit facility. The weighted average interest rate of as of December 31, 2003 was 2.06%, including the effect of interest rate hedges.

     As a result of the Company's merger with IRT, the Company assumed IRT's obligations relating to $150,000 principal amount of unsecured senior notes, bearing interest at fixed interest rates ranging from 7.25% to 7.84% and maturing between 2006 and 2012. The interest rate of one series of these senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating. These notes have also been guaranteed by most of the Company's wholly-owned subsidiaries and LP.

     Principal maturities (including scheduled amortization payments) of the notes payable as of December 31, 2003 are as follows:

              Year ending December 31,         Amount
            --------------------------     --------------
            2004.....................           $  12,159
            2005.....................              39,870
            2006.....................             246,743
            2007.....................              87,961
            2008.....................              50,270
            Thereafter...............             334,100
                                           --------------
            Total....................           $ 771,103
                                           ==============

     Interest costs incurred were $41,305, $25,004 and $24,345 in the years ended December 31, 2003, 2002 and 2001, respectively, of which $3,822, $2,375 and $2,102 were capitalized in the years ended December 31, 2003, 2002 and 2001, respectively.

8. Financial Instruments - Derivatives and Hedging
   -----------------------------------------------

     In the normal course of business, the Company is exposed to the effect of interest rate changes that could affect its results of operations or cash flows. The Company limits these risks by following established risk management policies and procedures, including the use of a variety of derivative financial instruments to manage or hedge interest rate risk. The Company does not enter into derivative instruments for speculative purposes. The Company requires that the hedging derivative instruments be effective in reducing interest rate risk exposure. This effectiveness is essential to qualify for hedge accounting. Changes in each hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income or loss. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.

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

     The Company does not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are included in interest expense as incurred or earned.

     Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains or losses in the fair value of these hedges are reported on the balance sheet and are included in accounts payable and accrued expenses with a corresponding adjustment to either accumulated other comprehensive income or loss, or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains or losses are reported in accumulated other comprehensive income or loss. Over time, the unrealized gains or losses held in accumulated other comprehensive income or loss will be recognized in earnings consistent with when the hedged items are recognized in earnings.

     In conjunction with the Company's policy to reduce interest rate risk, it has entered into interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in LIBOR. Under the swaps, the Company receives LIBOR based payments and pays a fixed rate. A summary of the terms of the derivative instruments, as of December 31, 2003, and a reconciliation of the fair value and adjustments to accumulated other comprehensive loss (in thousands) is as follows:

     Hedge type.........................................................             Cash Flow
     Description........................................................                  Swap
     Range of notional amounts..........................................     $10,000 - $50,000
         Total..........................................................               $70,000
     Range of interest rates............................................       1.38% - 2.3975%
     Range of maturity dates............................................     2/12/04 - 2/12/06
     Total accumulated other comprehensive loss at December 31, 2002....                     -
     Change in fair value for the year ended December 31, 2003..........                $ (122)
                                                                            ==================
     Total accumulated other comprehensive loss at December 31, 2003....                $ (122)
                                                                            ==================

     The estimated fair value of the Company's financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

9. Consolidating Financial Information
   -----------------------------------

     As of December 31, 2003, most of the Company's subsidiaries, including IRT Partners L.P., have guaranteed the Company's indebtedness under the unsecured senior debt. The guarantees are joint and several and full and unconditional.

                                                        Guarantors
                                                -------------------------
                                                                  IRT           Non
                                     Equity       Combined      Partners,      Guaran-    Eliminating    Consolidated
Condensed Balance Sheet             One, Inc    Subsidiaries       LP           tors        Entries       Equity One
                                    --------    ------------    ---------    ----------   -----------    ------------
As of December 31, 2003
ASSETS

   Properties, net................ $ 526,136       $ 561,455    $ 187,132     $ 342,576    $        -     $ 1,617,299
   Investment in affiliates.......   435,752               -            -             -      (435,752)              -
   Other assets...................    22,865          21,926        2,940        12,356             -          60,087
                                   ---------    ------------    ---------    ----------   -----------    ------------
     Total ....................... $ 984,753       $ 583,381    $ 190,072     $ 354,932    $ (435,752)    $ 1,677,386
                                   =========    ============    =========    ==========   ===========    ============
LIABILITIES

   Mortgage notes payable.........  $ 74,726       $ 171,230    $  34,400     $ 178,747    $        -     $   459,103
   Unsecured revolving credit
     facilities...................   162,000               -            -             -             -         162,000
   Unsecured senior notes, net....   150,000               -            -             -             -         150,000
   Unamortized premium on notes
     payable......................    13,505          5,950         4,661          102              -          24,218
   Other liabilities..............    13,000          15,522        1,780         8,539             -          38,841
                                   ---------    ------------    ---------    ----------   -----------    ------------
     Total liabilities............   413,231         192,702       40,841       187,388             -         834,162
                                   ---------    ------------    ---------    ----------   -----------    ------------
 MINORITY INTEREST................         -               -            -             -        12,672          12,672


STOCKHOLDERS' EQUITY

   Total stockholders' equity.....   571,522         390,679      149,231       167,544      (448,424)        830,552
                                   ---------    ------------    ---------    ----------   -----------    ------------
   Total.......................... $ 984,753       $ 583,381    $ 190,072     $ 354,932    $ (435,752)    $ 1,677,386
                                   =========    ============    =========    ==========   ===========    ============

                                                                            Guarantors
                                                                   ----------------------------
                                                    Equity One       Combined           IRT            Non         Consolidated
Condensed Statement of Operations                      Inc.        Subsidiaries    Partners, LP     Guarantors      Equity One
                                                   ------------    ------------    ------------    -----------     ------------
For the Year Ended December 31, 2003
RENTAL REVENUE:
   Minimum rents.................................     $  46,137       $  49,370        $ 15,455      $  34,035        $ 144,997
   Expense recoveries............................        10,790          14,875           4,647         11,428           41,740
   Termination fees..............................           193             413              27            749            1,382
   Percentage rent payments......................           541             376             295            645            1,857
                                                   ------------    ------------    ------------    -----------     ------------
     Total rental revenue.......................         57,661          65,034          20,424         46,857          189,976
                                                   ------------    ------------    ------------    -----------     ------------
COSTS AND EXPENSES:
   Property operating expenses..................         15,947          16,886           6,295         15,738           54,866
   Interest expense.............................         12,983           8,560           2,161         14,122           37,826
   Amortization of deferred financing fees......            603             314               1            193            1,111
   Rental property depreciation and amortization          8,055          10,517           2,672          6,354           27,598
   General and administrative expenses..........         10,777             253              16              -           11,046
                                                   ------------    ------------    ------------    -----------     ------------
     Total costs and expenses...................         48,365          36,530          11,145         36,407          132,447
                                                   ------------    ------------    ------------    -----------     ------------

INCOME BEFORE OTHER INCOME AND EXPENSES,
   DISCONTINUED OPERATIONS AND MINORITY INTEREST.         9,296          28,504           9,279         10,450           57,529

OTHER INCOME AND EXPENSES:
   Investment income............................            386             605              72             26            1,089
   Other income (expense).......................            912            (285)              -             60              687
   Equity in loss of joint ventures.............              -            (126)              -              -             (126)
   Loss on extinguishment of debt...............              -            (514)              -           (109)            (623)
                                                   ------------    ------------    ------------    -----------     ------------
INCOME BEFORE DISCONTINUED OPERATIONS AND MINORITY
   INTEREST.....................................         10,594          28,184           9,351         10,427           58,556
                                                   ------------    ------------    ------------    -----------     ------------
DISCONTINUED OPERATIONS
   Income from operations of sold properties....              -           1,850             839            122            2,811
   Gain on disposal of income producing
     properties.................................              -           2,613               -            470            3,083
                                                   ------------    ------------    ------------    -----------     ------------

       Total income from discontinued operations.             -           4,463             839            592            5,894
                                                   ------------    ------------    ------------    -----------     ------------
INCOME BEFORE MINORITY INTEREST.................          10,594         32,647          10,190         11,019           64,450

MINORITY INTEREST...............................            (139)            36            (570)          (130)            (803)
                                                   ------------    ------------    ------------    -----------     ------------
NET INCOME......................................      $  10,455       $  32,683        $  9,620      $  10,889        $  63,647
                                                   ============    ============    ============    ===========     ============

10. Debt Extinguishment
    -------------------

     During 2003, the Company prepaid four mortgages and incurred a loss of $623 on the early extinguishment of debt. During 2002, the Company settled an outstanding mortgage note payable at less than face value and recognized a gain of $1,520 on an early extinguishment of debt. During 2001, the Company prepaid a mortgage and incurred a loss of $1,546 on an early extinguishment of debt. The Company has adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and is reporting gains and losses on extinguishment of debt as part of ordinary income as they no longer meet the criteria for extraordinary gain (loss) accounting treatment.

11. Dispositions
    ------------

     The Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, and has included the operations of properties sold and held for sale, as well as the gain on sale of sold properties identified for sale on or after January 1, 2002, as discontinued operations for all periods presented.

     The following table reflects properties being reported in discontinued operations for the years ended December 31, 2003 and 2002:

                                                                         Square Feet/     Gross Sales      Gain On
         Property                     Location            Date Sold         Acres            Price           Sale
----------------------------    --------------------    ------------    --------------    -----------    -----------
2003 Dispositions
----------------------------
Eckerd.....................     Leesburg, FL               March             12,739       $   4,050          $ 326
Eckerd.....................     Melbourne, FL              March             10,908           2,715            177
Pompano....................     Pompano Beach, FL          April             80,697           3,400            470
Huntcrest outparcels.......     Huntcrest, GA               May          2.94 acres           1,686              -*
Oak Square Joint Venture...     Gainesville, FL            June                 n/a           2,230            901
CDG (Park Place) LLC JV....     Plano, TX                September              n/a           4,434          1,209
Heritage Walk..............     Milledgeville, GA        November           159,991          10,000              -*
Stadium Plaza..............     Phenix City, AL          December            70,475           4,800              -*
                                                                                        -----------    -----------
    Total .....................................................................            $ 33,315         $3,083
                                                                                        ===========    ===========

*Properties acquired as part of the IRT Property Company merger.

     As of December 31, 2003, two retail properties and two outparcels of land were classified as property held for sale. These properties have an aggregate gross leasable area of 307,852 square feet and an aggregate net book value of $14,440.

                                                                         Square Feet/     Gross Sales      Gain On
         Property                     Location            Date Sold         Acres            Price           Sale
----------------------------    --------------------    ------------    --------------    -----------    -----------
2002 Dispositions
----------------------------
Equity One Office...........    Miami Beach, FL          February            28,780         $ 6,050        $ 4,396
Olive land..................    Miami, FL                February        6.79 acres           1,900            694
Benbrook...................     Fort Worth, TX           February           247,422           2,590          1,032
Montclair apartments.......     Miami Beach, FL          September            9,375           2,450            981
Shoppes of Westburry.......     Miami, FL                  July              33,706           5,220            167
Forest Edge................     Orlando, FL                July              68,631           3,475            561
Northwest Crossing..........    Dallas, TX               September           33,366           2,350            363
McMinn Plaza...............     Athens, TN               November           107,200           6,200            951
Woodforest..................    Houston, TX              December            12,741           1,850            119
                                                                                        -----------    -----------

    Total..............................................................................    $ 32,085      $   9,264
                                                                                        ===========    ===========

12. Stockholders' Equity and Earnings Per Share

     The following table reflects the change in number of shares of common stock outstanding for the year ended December 31, 2003:

                                                           Common          Options
                                                            Stock         Exercised         Total
                                                         ------------    ------------    ------------
       Board of Directors.............................             24 *             16             40
       Officers.......................................            386 *            491            877
       Employees......................................             32 *            388            420
       Exercise of OP units...........................            262                -            262
       IRT acquisition................................         17,490                -         17,490
       Private placement..............................          6,911                -          6,911
       Security offerings.............................          6,000                -          6,000
       Dividend Reinvestment and Stock Purchase Plan..          2,813                -          2,813
                                                         ------------    ------------    ------------
              Total...................................         33,918              895         34,813
                                                         ============    ============    ============

     * Reflects shares of "restricted stock" which are subject to forfeiture and vest over a period of two to five years.

     The following table reports dividends paid for the twelve months ended December 31, 2003 and 2002:

                     2003                                                    2002
--------------------------------------------------    -------------------------------------------------
Date                     Per Share         Amount            Date               Per Share       Amount
---------------------  --------------   ----------    --------------------   --------------   ---------
March 31.............      $ 0.27         $ 16,130     March 28..........        $ 0.27        $  8,015
June 30..............      $ 0.27           17,084     June 28...........        $ 0.27           9,124
September 30.........      $ 0.28           18,159     September 30......        $ 0.27           9,298
December 31..........      $ 0.28           19,304     December 31.......        $ 0.27           9,336
                                        ----------                                            ---------
    Total                                 $ 70,677        Total                                $ 35,773
                                        ==========                                            =========

     The following is a reconciliation of the amounts of net income and shares of common stock used in calculating basic and diluted per-share income ("EPS") for the years ended December 31, 2003, 2002 and 2001:

                                                            For the Year Ended December 31, 2003
                                                  -------------------------------------------------------
                                                       Income              Shares            Per Share
                                                     (Numerator)       (Denominator)          Amount
                                                  ----------------    ---------------    ----------------
Net Income.....................................          $  63,647
                                                  ================
Basic EPS
Income attributable to common stockholders.....          $  63,647             59,998             $  1.06
                                                  ----------------    ----------------   ================
Effect of Dilutive Securities
Walden Woods Village, Ltd......................                103                 94
Unvested restricted stock......................                  -                612
Convertible partnership units..................                700                648
Stock options..................................                  -                313
                                                  ----------------    ---------------
                                                               803              1,667
                                                  ----------------    ---------------
Diluted EPS
Income attributable to common stockholders
   assuming conversions........................          $  64,450             61,665             $  1.05
                                                  ================    ===============    ================

     Options to purchase 350 shares of common stock at $16.22 per share were outstanding at December 31, 2003 but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

                                                               For the Year Ended December 31, 2002
                                                  -------------------------------------------------------
                                                       Income              Shares            Per Share
                                                     (Numerator)       (Denominator)          Amount
                                                  ----------------    ---------------    ----------------
Net Income                                               $  39,934
                                                  ================
Basic EPS
Income attributable to common stockholders.....          $  39,934             32,662             $  1.22
                                                  ----------------    ---------------    ================
Effect of Dilutive Securities
Walden Woods Village, Ltd......................                101                 94
Unvested restricted stock......................                  -                298
Convertible partnership units..................                259                262
Stock options..................................                  -                127
                                                  ----------------    ---------------
                                                               360                781
                                                  ----------------    ---------------
Diluted EPS
Income attributable to common stockholders
   assuming conversions..........................        $ 40,294              33,443             $  1.20
                                                  ==================  ===============    ================


         All options outstanding at December 31, 2002 were included in the computation of diluted EPS.

                                                        For the Year Ended December 31, 2001
                                                  -------------------------------------------------------
                                                       Income              Shares            Per Share
                                                     (Numerator)       (Denominator)          Amount
                                                  ----------------    ---------------    ----------------

Net Income                                               $  18,721
                                                  ================
Basic EPS
Income attributable to common stockholders.....          $  18,721             22,414             $  0.83
                                                  ----------------    ---------------    ----------------
Effect of Dilutive Securities
Walden Woods Village, Ltd......................                 99                 94
Unvested restricted stock......................                  -                192
Convertible partnership units..................                259                262
Stock options..................................                  -                 75
                                                  ----------------    ---------------
                                                               358                623
                                                  ----------------    ---------------
Diluted EPS
Income attributable to common stockholders
    assuming conversions..........................       $  19,079             23,037             $  0.83
                                                  ================    ===============    ================

     Options to purchase 30 shares of common stock at $12.38 per share were outstanding at December 31, 2001 but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

     For the year ended December 31, 2001, basic and diluted earnings per share have been adjusted so that the weighted average number of shares used in those calculations include the effect of the assumed issuance on August 18, 2000 of 68.07% of the 10,500 shares which were issued in connection with the CEFUS acquisition on September 20, 2001. This adjustment is in accordance with the CEFUS Accounting Treatment described in Note 1.

13. Benefit Plans

     Stock-Based Compensation

     On October 23, 1996, the Company adopted the Equity One, Inc. 1995 Stock Option Plan (the "Plan"), which was amended December 10, 1998. The purpose of the Plan is to further the growth of the Company by offering incentives to directors, officers and other key employees of the Company, and to increase the interest of these employees in the Company through additional ownership of its common stock. The effective date of the Plan was January 1, 1996. The maximum number of shares of common stock as to which options may be granted under this Plan is 1,000 shares, which is reduced each year by the required or discretionary grant of options. The term of each option is determined by the Compensation Committee of the Company (the "Committee"), but in no event can be longer than ten years from the date of the grant. The vesting of the options is determined by the Committee, in its sole and absolute discretion, at the date of grant of the option.

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

     The following is a summary of the Company's stock option activity for the years ended December 31, 2003, 2002 and 2001:

                                         2003                          2002                           2001
                               --------------------------    -------------------------    --------------------------
                                               Weighted                      Weighted                      Weighted
                                               Average                       Average                       Average
                               Stock           Exercise       Stock          Exercise       Stock          Exercise
                                Options         Price         Options         Price         Options         Price
                               -----------    -----------    ----------    -----------    -----------    -----------
     Outstanding at the                960         $11.78           625        $ 10.12           953        $  10.08
        beginning of year
     Granted.............              860          14.44           509          13.25           175           10.00
     IRT options*........              827          11.17             -              -             -               -
     Forfeited...........              (51)             -             -              -             -               -
     Exercised...........             (895)         10.96          (174)         10.15          (503)          10.00
                               -----------    -----------    ----------    -----------    -----------    -----------
     Outstanding at the
       end of year.......            1,701       $  13.22           960        $ 11.78           625         $ 10.12
                               ===========    ===========    ==========    ===========    ===========    ===========
     Exercisable,
       end of year.......              708       $  12.09           541        $ 11.78           325         $ 10.23
                               ===========    ===========    ==========    ===========    ===========    ===========
     Weighted average
       fair value of
       options granted
       during the year...                        $   1.24                      $  1.69                       $  2.39
                                              ===========                  ===========                   ===========

        *Converted to the Company's options upon merger with IRT.

     The following table summarizes information about outstanding stock options as of December 31, 2003:

                                     Options Outstanding                           Options Exercisable
          ----------------------------------------------------------------------   -------------------
                Exercise Price                 Number          Weighted Average    Number Exercisable
                                                                   Remaining
                                                               Contractual Life
                                            Outstanding           (in years)
          ----------------------------    ---------------    -------------------   -------------------
                        $ 9.00 -  9.99               14             7.0                             14
                        $10.00 - 10.99              302             5.8                            215
                        $11.00 - 11.99               45             6.7                             45
                        $12.00 - 12.99               33             3.5                             33
                        $13.00 - 13.99              947             8.8                            401
                        $14.00 - 14.99               10             9.5                              -
                        $16.22                      350             9.0                              -
                                          ---------------                          -------------------
                                                  1,701                                            708
                                          ===============                          ===================

     Restricted Stock Grants

     The Company grants restricted stock to its officers, directors, and other employees. Vesting periods for the restricted stock are determined by the Company's Compensation Committee. As of December 31, 2003, the Company had 649 shares of non-vested restricted stock grants outstanding. The vesting of the 649 shares is as follows:

                                              Number of
                Year Ending December 31,       Shares
         --------------------------------   --------------

         2004............................         233
         2005............................         193
         2006............................          24
         2007............................         199
                                            --------------

               Total                              649
                                            ===============

     401(k) Plan

     The Company has a 401(k) defined contribution plan (the "401(k) Plan") covering substantially all of the officers and employees of the Company which permits participants to defer up to a maximum of $12,000 of their compensation. The Company matches 75% of the employees' contribution up to a maximum of 4.5% of an employees' annual compensation. Employees' contributions vest immediately and the Company's matching contributions vest over three years. The Company's contributions to the 401(k) Plan for the year ended December 31, 2003, 2002 and 2001 (inception) were $177, $67 and $49, respectively. The 401(k) Plan invests the Company's matching contributions by purchasing publicly traded shares of the Company's common stock.

14. Future Minimum Rental Income, Commitments and Contingent Liabilities
    --------------------------------------------------------------------

     Future  minimum  rental  income  under   noncancelable   operating   leases
approximates the following as of December 31, 2003:

               Year Ending December 31,           Amount
          ------------------------------    --------------
           2004................                  $149,960
           2005................                   127,486
           2006................                   106,482
           2007................                    86,113
           2008................                    68,212
           Thereafter..........                   344,426
                                            --------------
           Total...............                  $882,679
                                            ==============

     As of December 31, 2003 and 2002, the Company has pledged letters of credit for $1,433 and $1,128, respectively, as additional security for financing.

     The Company is subject to litigation in the normal course of business, none of which as of December 31, 2003 in the opinion of management will have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

15. Related Party Transactions
    --------------------------

     As of December 31, 2003 and 2002, the Company had outstanding loans to various executives in connection with their exercises of options to purchase shares of the Company's common stock. The notes bear interest at 5%. Interest is payable quarterly and the entire principal is due between 2006 and 2007.
Investment income earned on the loans was $255 and $337 for the years ended December 31, 2003 and 2002, respectively.

16. Quarterly Financial Data (unaudited)
    -----------------------------------

                                                        First         Second        Third         Fourth
                                                      Quarter(1)    Quarter(1)    Quarter(1)    Quarter(1)     Total(2)
                                                      ----------    ----------    ----------    ----------     --------
        2003:
        Total revenues...........................     $ 37,411      $ 48,230      $ 50,120      $ 54,215       $189,976
          Income before discontinued
           operations............................       11,382        14,472        15,617        17,085         58,556
          Net income.............................     $ 12,344      $ 16,352      $ 17,249      $ 17,702       $ 63,647

        Basic per share data
          Income before discontinued
            operations...........................     $   0.19      $   0.23      $   0.26      $   0.28       $   0.96
            Net Income...........................     $   0.22      $   0.27      $   0.28      $   0.29       $   1.06
         Diluted per share data
          Income before discontinued operations..     $   0.18      $   0.24      $   0.25      $   0.28       $   0.95
           Net income............................     $   0.22      $   0.26      $   0.28      $   0.29       $   1.05

        2002:
        Total revenues...........................     $ 24,435      $ 23,264      $ 24,815      $ 26,390       $ 98,904
          Income before discontinued
           operations............................        6,050         6,591         9,270         5,443         27,354



                                                        First         Second        Third         Fourth
                                                      Quarter(1)    Quarter(1)    Quarter(1)    Quarter(1)     Total(2)
                                                      ----------    ----------    ----------    ----------     --------

          Net income.............................     $ 13,267      $  8,438      $ 10,926      $  7,303       $ 39,934

        Basic per share data
          Income before discontinued operations..     $   0.19      $   0.20      $   0.28      $   0.17       $   0.84
           Net income............................     $   0.41      $   0.26      $   0.33      $   0.22       $   1.22
        Diluted per share data
          Income before discontinued operations..     $   0.18      $   0.20      $   0.28      $   0.16       $   0.82
           Net income............................     $   0.40      $   0.26      $   0.32      $   0.22       $   1.20


--------------------------------------------------------------------------------
(1)  Restated to reflect the reporting of discontinued operations.
(2) The sum of quarterly earnings per share amounts may differ from annual earnings per share.

                                    * * * * *

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Equity One, Inc.

We have audited the consolidated financial statements of Equity One, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 10, 2004; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 10, 2004





















                                       S

                                  SCHEDULE III

                                Equity One, Inc.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 2003

                                 (in thousands)

                                                       INITIAL COST TO COMPANY
                                                      --------------------------
                                                                                      CAPITALIZE
                                                                                     SUBSEQUENT TO
                                               ENCUM-                 BUILDING &     ACQUISITION OR
       PROPERTY                LOCATION        BRANCES     LAND     IMPROVEMENTS     IMPROVEMENTS
       --------                --------        -------     ----     ------------    ---------------
Income Producing Properties

ALABAMA
Madison Centre                 Madison          $3,918    $1,424          $5,187           $20
West Gate Plaza                Mobile                      1,288           3,162             -

ARIZONA
Big Curve                      Yuma              5,437     2,403           7,206            50
Park Northern                  Phoenix           2,284     1,058           3,176           371

FLORIDA
North Florida
Atlantic Village               Atlantic Beach              1,190           4,760           956
Beauclerc Village              Jacksonville                  560           2,242           801
Commonwealth                   Jacksonville      2,754       730           2,920         1,456
Forest Village                 Tallahassee       4,488       725                         7,971
Ft. Caroline                   Jacksonville                  738           2,432           607
Losco                          Jacksonville                  250                           718
Mandarin Mini                  Jacksonville                  362           1,148           318
Mandarin Landing               Jacksonville                4,443           4,747         1,340
Middle Beach Shopping Center   Panama City Beach 2,808     2,159           5,542             0
Monument Point                 Jacksonville                1,336           2,330           110
Oak Hill                       Jacksonville                  690           2,760           140
Parkmore Plaza                 Milton                      3,181           3,002            30
Pensacola Plaza                Pensacola                   1,122             990             3
South Beach                    Jacksonville                5,799          23,102            46

Central Florida
Alafaya Commons                Orlando                     6,742           9,677            14
Conway Crossing                Orlando                     4,423           5,818            26
Shoppes of Eastwood            Orlando           6,250     1,680           6,976            55
Walden Woods                   Plant City        2,387       950             550            98
Eustis Square                  Eustis                      1,450           4,515           344
Hunters Creek                  Orlando                     2,035           5,445
Kirkman Shoppes                Orlando           9,524     3,237           9,714            67
Lake Mary                      Orlando          24,529     5,578          13,878         6,123
Park Promenade                 Orlando           6,302     2,810           6,444           454
Town & Country                 Kissimmee                   1,426           4,397
Unigold                        Winter Park                 2,181           8,195            22



    GROSS AMOUNTS AT WHICH
   CARRIED AT CLOSE OF PERIOD
   --------------------------
                                              ACCUMULATED                                     DEPRECIABLE
    LAND       IMPROVEMENTS      TOTAL        DEPRECIATION               DATE ACQUIRED           LIFE
    ----       ------------     -------       ------------             ----------------       -----------

 $ 1,424         $  5,207       $6,631              ($168)           February 12, 2003            40
   1,288            3,162        4,450                (69)           February 12, 2003            40


   2,426            7,233        9,659               (417)          September 21, 2001            40
   1,068            3,538        4,605               (221)             August 15, 2000            40


   1,190            5,716        6,906             (1,496)               June 30, 1995            40
     651            2,952        3,603               (509)                May 15, 1998            40
     730            4,376        5,106             (1,125)           February 28, 1994            40
   3,222            5,474        8,696               (449)            January 28, 1999            40
     738            3,040        3,777               (732)            January 24, 1994            40
     253              715          968                (64)                May 17, 1999            40
     362            1,466        1,828               (352)                May 10, 1994            40
   4,443            6,087       10,530               (845)           December 10, 1999            40
   2,159            5,542        7,701                (17)           December 23, 2003            40
   1,336            2,440        3,776               (443)            January 31, 1997            40
     690            2,900        3,590               (607)            December 7, 1995            40
   3,181            3,032        6,213                (98)           February 12, 2003            40
   1,122              993        2,115                (32)           February 12, 2003            40
   5,799           23,148       28,947               (507)           February 12, 2003            40


   6,742            9,691       16,433               (215)           February 12, 2003            40
   4,423            5,844       10,267               (129)           February 12, 2003            40
   1,688            7,023        8,711               (270)               June 28, 2002            40
     950              648        1,598               (381)             January 1, 1999            40
   1,463            4,846        6,309             (2,042)            October 22, 1993            40
   2,035            5,445        7,480                (45)          September 23, 2003            40
   3,237            9,781       13,018               (994)             August 15, 2000            33
   7,092           18,487       25,579             (3,260)            November 9, 1995            40
   2,810            6,898        9,708               (961)            January 31, 1999            40
   1,426            4,397        5,823                (96)           February 12, 2003            40
   2,181            8,216       10,398               (181)           February 12, 2003            40


                                                       INITIAL COST TO COMPANY
                                                      --------------------------
                                                                                       CAPITALIZE
                                                                                     SUBSEQUENT TO
                                               ENCUM-                BUILDING &      ACQUISITION OR
       PROPERTY                LOCATION        BRANCES     LAND     IMPROVEMENTS      IMPROVEMENTS
       --------                --------        -------     ----     ------------     ---------------
Florida West Coast
Bay Pointe Plaza               St. Petersbur               2,733           7,810            34
Carrollwood                    Tampa                       1,873           7,322            24
Charlotte Square               Port Charlott     3,614     1,924           6,644            45
Chelsea Place                  New Port Rich               3,708           6,491
East Bay Plaza                 Largo                         314             903           609
Gulf Gate Plaza                Naples                      3,900             377            36
Lake St. Charles               Tampa             3,873     1,256           3,768            13
Lutz Lake                      Lutz              7,500     4,742           5,199            32
Marco Town Center              Marco Island      8,731     3,872          11,966           564
Mariners Crossing              Spring Hill       3,380     1,511           4,447             8
North River Village Center     Ellenton                    3,543           9,551
Regency Crossing               Port Richey                 1,752           6,754             1
Ross Plaza                     Tampa             6,642     2,115           6,346            71
Seven Hills                    Spring Hill                 1,556           5,167
Shoppes of North Port          North Port        4,108     1,452           5,807            25
Skipper Palms                  Tampa             3,556     1,302           3,940            19
Summerlin Square               Fort Myers        3,898     1,043           7,989         1,262
Venice Plaza                   Venice                      3,120             450            33

Florida Treasure Coast
Bluffs Square                  Jupiter          10,086     3,232           9,917           248
Cashmere Corners               Port St. Luci     5,245     1,436           5,530           136
Jonathan's Landing             Jupiter           2,901     1,145           3,442
New Smyrna Beach               New Smyrna Be               2,598           9,532            33
Old King Commons               Palm Coast                  1,695           5,005            17
Ryanwood                       Vero Beach                  2,281           6,880            19
Salerno Village                Stuart                        807                         1,021
Treasure Coast                 Vero Beach        4,804     2,676           8,444             3

South Florida / Atlantic Coast
Bird Ludlum                    Miami            10,296     4,080          16,318           485
Boca Village                   Boca Raton        8,298     3,385          10,174           179
Boynton Plaza                  Boynton Beach     7,494     2,943           9,100            29
Countryside Shops              Cooper City                13,963          13,853            20
Crossroads Square              Ft. Lauderdal    12,510     6,674           4,405
El Novillo                     Miami Beach                   250           1,000           151
Epsilon                        W. Palm Beach                 123             493           949
Greenwood                      Palm Springs                6,646          10,295            15
Lago Mar                       Miami                       5,020           6,609            12
Lantana Village                Lantana           3,669     1,350           7,978           207
Meadows                        Miami             6,568     2,303           6,670            90
Oakbrook                       Palm Beach Ga               4,915           8,718         4,956
Pine Island                    Davie            24,938     8,557          12,860           159



    GROSS AMOUNTS AT WHICH
   CARRIED AT CLOSE OF PERIOD
   --------------------------
                                               ACCUMULATED                                   DEPRECIABLE
    LAND       IMPROVEMENTS      TOTAL         DEPRECIATION            DATE ACQUIRED             LIFE
    ----       ------------     -------        ------------          ----------------        -----------

   2,733            7,844       10,577               (173)           February 12, 2003            40
   1,873            7,346        9,219               (163)           February 12, 2003            40
   1,924            6,689        8,613               (147)           February 12, 2003            40
   3,708            6,492       10,199               (142)           February 12, 2003            40
     325            1,501        1,826               (916)               July 27, 1993            40
   3,900              413        4,313                (49)           February 12, 2003            40
   1,268            3,768        5,037               (215)          September 21, 2001            40
   4,742            5,231        9,973               (123)           February 12, 2003            40
   3,872           12,529       16,402             (1,118)             August 15, 2000            37
   1,511            4,456        5,966               (370)          September 12, 2000            40
   3,543            9,551       13,094               (209)           February 12, 2003            40
   1,752            6,755        8,507               (148)           February 12, 2003            40
   2,115            6,417        8,532               (646)             August 15, 2000            33
   1,556            5,167        6,723               (113)           February 12, 2003            40
   1,452            5,832        7,284               (448)            December 5, 2000            40
   1,315            3,947        5,261               (237)          September 21, 2001            40
   2,187            8,107       10,294             (1,165)               June 10, 1998            40
   3,120              483        3,603               (110)           February 12, 2003            40


   3,232           10,165       13,397             (1,062)             August 15, 2000            33
   1,435            5,666        7,102               (388)             August 15, 2000            40
   1,146            3,442        4,587               (307)             August 15, 2000            37
   2,598            9,565       12,163               (211)           February 12, 2003            40
   1,695            5,022        6,717               (112)           February 12, 2003            40
   2,281            6,899        9,180               (381)             August 15, 2000            40
   1,009              819        1,828                (36)                 May 6, 2002            40
   2,676            8,447       11,123               (185)           February 12, 2003            40


   4,088           16,795       20,883             (3,996)             August 11, 1994            40
   3,385           10,354       13,738               (928)             August 15, 2000            37
   2,943            9,130       12,072               (922)             August 15, 2000            33
  13,963           13,874       27,836               (306)           February 12, 2003            40
   3,592            7,486       11,079               (305)             August 15, 2000            40
     250            1,151        1,401               (284)              April 30, 1998            40
     123            1,442        1,565               (297)           February 15, 1995            40
   6,646           10,310       16,956               (226)           February 12, 2003            40
   5,020            6,621       11,641               (146)           February 12, 2003            40
   1,350            8,185        9,535             (1,144)             January 6, 1998            40
   2,303            6,760        9,063               (283)                May 23, 2002            40
   6,074           12,515       18,589               (818)             August 15, 2000            40
   8,557           13,019       21,576             (1,501)             August 26, 1999            40


                                                       INITIAL COST TO COMPANY
                                                      --------------------------
                                                                                      CAPITALIZE
                                                                                     SUBSEQUENT TO
                                               ENCUM-                BUILDING &      ACQUISITION OR
       PROPERTY                LOCATION        BRANCES     LAND     IMPROVEMENTS      IMPROVEMENTS
       --------                --------        -------     ----     ------------     ---------------
South Florida / Atlantic Coast (continued)
Pine Ridge Square              Coral Springs     7,354     9,006           9,850            30
Plaza Alegre                   Miami                       1,550           9,191           117
Plaza Del Rey                  Miami                         740           2,961           185
Point Royale                   Miami             4,533     3,720           5,005         1,212
Prosperity Centre              Palm Beach Ga     6,390     4,597          13,838             2
Ridge Plaza                    Davie                       3,905           7,450           565
Riverside Square               Coral Springs     7,694     7,202           8,260            12
Sawgrass Promenade             Deerfield Bea     8,298     3,280           9,851           220
Sheridan                       Hollywood                  39,408          36,241             0
Shoppes of Ibis                West Palm Bea     5,865     3,001           6,299            26
Shops at Skylake               North Miami B    14,628     7,630                        20,797
Shoppes of Silverlakes         Pembroke Pine     2,781                                      57
Tamarac Town Square            Tamarac           6,206     2,504           7,874             4
West Lakes Plaza               Miami                       2,141           5,789           409

GEORGIA

Atlanta
BridgeMill                     Canton            9,555
Butler Creek                   Acworth                     4,520           7,648            19
Chastain Square                Atlanta           3,918    10,053           6,573            41
Commerce Crossing              Commerce                    2,013           1,301
Douglas Commons                Douglasville      5,102     3,506           7,797            76
Fairview Oaks                  Ellenwood         4,829     3,526           6,187
Grassland Crossing             Alpharetta        5,985     4,227           7,885            23
Hamilton Ridge                 Buford                      6,530           7,167
Mableton Crossing              Mableton          4,157     2,789           6,945             2
Macland Pointe                 Marietta          5,859     1,900           6,388            11
Market Place                   Norcross                    1,474           2,410            40
Paulding Commons               Dallas            6,651     3,848          11,985            47
Powers Ferry Plaza             Marietta                    1,815           6,648           434
Presidential Markets           Snellville       27,420    20,608          29,931
Shops of Huntcrest             Lawrenceville               5,473           7,813           175
Wesley Chapel Crossing         Decatur           3,417     3,416           7,527
West Towne Square              Rome                        1,792           1,853            24
Williamsburg @ Dunwoody        Dunwoody                    4,600           3,615            16

Central Georgia
Daniel Village               Augusta             4,282     3,439           8,352            48
Spalding Village             Griffin            10,537     4,706           1,700            24
Walton Plaza                 Augusta                         869           2,827            10
Watson Central               Warner Robins                 4,555           1,664


    GROSS AMOUNTS AT WHICH
   CARRIED AT CLOSE OF PERIOD
   --------------------------
                                               ACCUMULATED                                   DEPRECIABLE
    LAND      IMPROVEMENTS      TOTAL          DEPRECIATION             DATE ACQUIRED            LIFE
    ----      ------------     -------         ------------           ----------------       -----------

   9,006            9,880       18,886               (220)           February 12, 2003            40
   1,550            9,308       10,858               (277)           February 26, 2002            40
     740            3,146        3,886             (1,352)             August 22, 1991            40
   3,720            6,217        9,937             (1,261)               July 27, 1995            40
   4,597           13,840       18,437             (1,269)             August 15, 2000            40
   3,905            8,014       11,920               (984)             August 15, 2000            40
   7,202            8,272       15,474               (182)           February 12, 2003            40
   3,280           10,071       13,351             (1,042)             August 15, 2000            40
  39,408           36,241       75,649               (455)               July 14, 2003            40
   3,002            6,323        9,326               (242)               July 10, 2002            40
  12,048           16,379       28,427             (1,533)             August 19, 1997            40
  12,072           10,188       22,260               (230)           February 12, 2003            40
   2,504            7,878       10,382               (172)           February 12, 2003            40
   2,141            6,198        8,339             (1,180)            November 6, 1996            40




                                                      (39)           November 13, 2003            40
   4,520            7,667       12,187               (152)               July 15, 2003            40
  10,053            6,614       16,667               (147)           February 12, 2003            40
   2,013            1,300        3,314                (28)           February 12, 2003            40
   3,506            7,873       11,379               (174)           February 12, 2003            40
   3,526            6,187        9,713               (135)           February 12, 2003            40
   4,227            7,908       12,135               (167)           February 12, 2003            40
   6,530            7,167       13,697                (22)           December 18, 2003            40
   2,789            6,947        9,736               (152)           February 12, 2003            40
   1,900            6,399        8,299               (142)           February 12, 2003            40
   1,474            2,450        3,924                (98)           February 12, 2003            40
   3,848           12,033       15,880               (266)           February 12, 2003            40
   1,815            7,082        8,897               (188)           February 12, 2003            40
  20,608           29,932       50,539               (464)           February 12, 2003            40
   5,473            7,988       13,461               (189)           February 12, 2003            40
   3,416            7,527       10,943               (165)           February 12, 2003            40
   1,792            1,877        3,669                (64)           February 12, 2003            40
   4,600            3,630        8,231                (82)           February 12, 2003            40


   3,439            8,401       11,839               (190)           February 12, 2003            40
   4,706            1,724        6,430                (98)           February 12, 2003            40
     869            2,837        3,706                (64)           February 12, 2003            40
   4,555            1,664        6,219                (36)           February 12, 2003            40



                                                       INITIAL COST TO COMPANY
                                                      --------------------------
                                                                                      CAPITALIZE
                                                                                     SUBSEQUENT TO
                                               ENCUM-                BUILDING &      ACQUISITION OR
       PROPERTY                LOCATION        BRANCES     LAND     IMPROVEMENTS      IMPROVEMENTS
       --------                --------        -------     ----     ------------     ---------------
South Georgia
Colony Square                  Fitzgerald                  1,000           1,085            18
McAlphin Square                Savannah                    3,536           6,963            87

KENTUCKY
Scottsville Square             Bowling Green                 769             996            10

LOUISIANA
Ambassador Row                 Lafayette                   3,880          10,570            36
Ambassador Row Courtyard       Lafayette                   3,110           9,208           252
Bluebonnet Village             Baton Rouge                 1,804           4,281           224
The Boulevard                  Lafayette                   1,360           1,675
Country Club Plaza             Slidell                     1,294           2,060            63
The Crossing                   Slidell                     2,280           3,650            23
Elmwood Oaks                   Harahan           7,500     2,606          10,079            18
Grand Marche                   Lafayette                     304
Millervillage                  Baton Rouge                   940             487             2
Pinhook Plaza                  Lafayette                   1,848             987            32
Plaza Acadienne                Eunice                      2,108             168            27
Sherwood South                 Baton Rouge                 1,543           2,412
Siegen Village                 Baton Rouge       4,328     3,492           3,794           803
Tarpon Heights                 Galliano                    1,132              33
Village at Northshore          Slidell                     2,893           7,897
Wal-Mart Stores, Inc.          Mathews                     2,688

MISSISSIPPI
Shipyard Plaza                 Pascagoula                  1,337           1,653

NORTH CAROLINA
Centre Pointe Plaza            Smithfield                  3,273           1,633             6
Chestnut Square                Brevard                       793           1,326
The Galleria                   Wrightsville                1,847           3,875            21
Parkwest Crossing              Durham            4,728     1,712           6,727
Plaza North                    Hendersonvill                 945           1,887             3
Providence Square              Charlotte                   1,719           2,575             8
Riverview Shopping Center      Durham                      2,644           4,745            21
Salisbury Marketplace          Salisbury                   1,652           6,395             6
Shelby Plaza                   Shelby                      2,061             338
Stanley Market Place           Stanley                       808             669
4101 South I-85 Industrial     Charlotte                   2,127             950
Thomasville Commons            Thomasville                 2,975           4,567            10
Willowdale Shopping Center     Durham                      2,416           6,499            33



    GROSS AMOUNTS AT WHICH
   CARRIED AT CLOSE OF PERIOD
   --------------------------
                                             ACCUMULATED                                     DEPRECIABLE
    LAND      IMPROVEMENTS      TOTAL        DEPRECIATION               DATE ACQUIRED           LIFE
    ----      ------------     -------       ------------             ----------------       -----------

   1,000            1,103        2,103                (24)           February 12, 2003            40
   3,536            7,050       10,586               (165)           February 12, 2003            40


     769            1,006        1,775                (23)           February 12, 2003            40


   3,880           10,607       14,486               (251)           February 12, 2003            40
   3,110            9,460       12,570               (220)           February 12, 2003            40
   1,804            4,504        6,309                (96)           February 12, 2003            40
   1,360            1,674        3,035                (37)           February 12, 2003            40
   1,294            2,123        3,417                (48)           February 12, 2003            40
   2,280            3,673        5,953                (81)           February 12, 2003            40
   2,606           10,098       12,703               (218)           February 12, 2003            40
     304                -          304                  -            February 12, 2003            40
     940              488        1,429                (11)           February 12, 2003            40
   1,848            1,018        2,867                (59)           February 12, 2003            40
   2,108              194        2,303                 (5)           February 12, 2003            40
   1,543            2,411        3,955                (53)           February 12, 2003            40
   3,492            4,597        8,089               (277)           February 12, 2003            40
   1,132               33        1,165                (21)           February 12, 2003            40
   2,893            7,898       10,790               (172)           February 12, 2003            40
   2,688                -        2,688                  -            February 12, 2003            40


   1,337            1,653        2,990                (36)           February 12, 2003            40


   3,273            1,639        4,912                (71)           February 12, 2003            40
     793            1,327        2,119                (29)           February 12, 2003            40
   1,847            3,897        5,743                (92)           February 12, 2003            40
   1,712            6,726        8,439               (147)           February 12, 2003            40
     945            1,890        2,835                (42)           February 12, 2003            40
   1,719            2,583        4,302                (58)           February 12, 2003            40
   2,644            4,766        7,410               (107)           February 12, 2003            40
   1,652            6,401        8,053               (140)           February 12, 2003            40
   2,061              339        2,399                 (7)           February 12, 2003            40
     808              669        1,477                (15)           February 12, 2003            40
   2,127              950        3,077                (22)           February 12, 2003            40
   2,975            4,577        7,552               (102)           February 12, 2003            40
   2,416            6,531        8,948               (177)           February 12, 2003            40


                                                       INITIAL COST TO COMPANY
                                                      --------------------------
                                                                                        CAPITALIZE
                                                                                      SUBSEQUENT TO
                                               ENCUM-                BUILDING &       ACQUISITION OR
       PROPERTY                LOCATION        BRANCES     LAND     IMPROVEMENTS       IMPROVEMENTS
       --------                --------        -------     ----     ------------     ---------------
SOUTH CAROLINA
Belfair Towne Village          Bluffton         11,379     9,909          10,036
Woodruff                       Greenville        3,096     2,689           5,448
Lancaster Plaza                Lancaster                     317             153
Lancaster Shopping Center      Lancaster                     280             127             1
North Village Center           Durham            1,463     1,207           3,235             1
Spring Valley                  Columbia                    1,508           5,050

TENNESSEE
Smyrna Village                 Smyrna                      1,667           4,694            30

TEXAS

Houston
Barker Cypress                 Houston                     1,676           5,029           325
Beechcrest                     Houston                     1,408           4,291            21
Benchmark Crossing             Houston           3,313     1,459           4,377            14
Bissonnet                      Houston                       445           1,335             5
Colony Plaza                   Sugarland         3,015       970           2,909             9
Copperfield                    Houston                       780           2,468           134
Forestwood                     Houston           7,286     2,659           7,678            21
Grogan's Mill                  The Woodlands               3,117           9,373            17
Hedwig                         Houston                     1,892           5,625            12
Highland Square                Sugarland         4,047     1,923           5,768            76
Market at First Colony         Sugarland                   3,292           9,906           115
Mason Park                     Katy                        2,524           7,578            89
Mission Bend                   Houston                     2,514           7,854           216
Spring Shadows                 Houston                     1,206           3,617         4,418
Steeplechase                   Jersey Villag               2,666           8,021           111
Wal-Mart Stores, Inc.          Marble Falls                1,951

Dallas
Green Oaks                     Arlington         3,022     1,045           3,134            43
Melbourne Plaza                Hurst             1,747       932           2,796            31
Minyards                       Garland           2,511       885           2,665
Parkwood                       Plano             6,196     2,222           6,668            43
Plymouth Park East             Irving              601       472             472           943
Plymouth Park North            Irving            8,413     1,639           5,408         6,710
Plymouth Park South            Irving              601       528           1,585            21
Plymouth Park West             Irving            2,404       981           2,944            32
Richwood                       Richardson        3,192     1,170           3,512            43
Rosemeade                      Carrollton        3,179     1,175           3,525            32
Sterling Plaza                 Irving            3,982     1,834           5,504            64
Townsend Square                Desoto            4,848     2,247           6,793            27
Village by the Park            Arlngton                    1,671           5,066           192



    GROSS AMOUNTS AT WHICH
   CARRIED AT CLOSE OF PERIOD
   --------------------------
                                             ACCUMULATED                                     DEPRECIABLE
    LAND      IMPROVEMENTS      TOTAL        DEPRECIATION               DATE ACQUIRED           LIFE
    ----      ------------     -------       ------------             ----------------       -----------

   9,909           10,036       19,945                (31)           December 22, 2003            40
   2,689            5,448        8,137                (17)           December 23, 2003            40
     317              153          470                 (4)           February 12, 2003            40
     280              128          408                 (3)           February 12, 2003            40
   1,207            3,235        4,443               (136)           February 12, 2003            40
   1,508            5,050        6,558               (111)           February 12, 2003            40


   1,667            4,724        6,391               (106)           February 12, 2003            40




   1,676            5,353        7,030               (335)             August 15, 2000            40
   1,408            4,312        5,720               (393)             August 15, 2000            37
   1,473            4,377        5,850               (250)          September 21, 2001            40
     450            1,335        1,785                (76)          September 21, 2001            40
     979            2,910        3,888               (166)          September 21, 2000            40
     780            2,603        3,382               (344)             August 15, 2000            34
   2,680            7,679       10,358               (200)            December 6, 2002            40
   3,117            9,390       12,507               (843)             August 15, 2000            37
   1,893            5,636        7,529               (322)          September 21, 2001            40
   1,941            5,826        7,767               (341)          September 21, 2001            40
   3,323            9,991       13,313               (606)          September 21, 2001            40
   2,548            7,644       10,191               (448)          September 21, 2001            40
   2,514            8,070       10,584               (747)             August 15, 2000            37
   2,533            6,708        9,241               (320)             August 15, 2000            40
   2,666            8,132       10,798               (749)             August 15, 2000            37
   1,951                -        1,951                  -            February 12, 2003            40


   1,054            3,168        4,222               (189)          September 21, 2001            40
     941            2,818        3,759               (169)          September 21, 2001            40
     885            2,665        3,550               (232)             August 15, 2000            38
   2,243            6,690        8,933               (389)          September 21, 2001            40
     472            1,416        1,887               (130)             August 15, 2000            36
   3,065           10,691       13,757               (843)             August 15, 2000            36
     528            1,606        2,134               (151)             August 15, 2000            36
     981            2,976        3,957               (279)             August 15, 2000            36
   1,181            3,544        4,725               (209)          September 21, 2001            40
   1,197            3,535        4,732               (203)          September 21, 2001            40
   1,834            5,569        7,402               (506)             August 15, 2000            37
   2,247            6,819        9,067               (611)             August 15, 2000            37
   1,671            5,258        6,929               (496)             August 15, 2000            36

                                                       INITIAL COST TO COMPANY
                                                      --------------------------
                                                                                      CAPITALIZE
                                                                                    SUBSEQUENT TO
                                               ENCUM-                BUILDING &      ACQUISITION OR
       PROPERTY                LOCATION        BRANCES     LAND     IMPROVEMENTS      IMPROVEMENTS
       --------                --------        -------     ----     ------------     ---------------
San Antonio
Bandera Festival               San Antonio           -     2,629           3,111         1,003
Blanco Village                 San Antonio           -     5,723          10,559             -
Wurzbach                       San Antonio           -       389           1,226             -

VIRGINA
Smyth Valley Crossing          Marion                -     2,537           3,890             2
Waterlick Plaza                Lynchburg             -     1,974           3,796             5

Corporate                                            -                                   2,272
                                               -----------------------------------------------------
Total Income Producing Properties              459,103   528,373         989,145        77,059
                                               =====================================================


Land held for/under development

ARIZONA
Southwest Walgreens            Phoenix                                                      31

FLORIDA

Central Florida
Walden Woods                   Plant City                                                3,339
Eustis Square                  Eustis                                                    1,324
Unigold                        Winter Park                                                 416

Florida West Coast
Bay Pointe Plaza               St. Petersburg                                                2
Carrollwood                    Tampa                                                         1
East Bay Plaza                 Largo                                                       433
Gulf Gate Plaza                Naples                                                    2,107
Lake St. Charles Outparcel     Tampa                         206
Mariners Crossing              Spring Hill                                                  20
Regency Crossing               Port Richey                                                   1
Venice Plaza                   Venice                                                    1,071

Florida Treasure Coast
Cashmere Corners               Port St. Lucie                                386            74
Cashmere Dev 2                 Port St. Lucie                                790           352
Salerno Village                Stuart                                        807         4,370


    GROSS AMOUNTS AT WHICH
   CARRIED AT CLOSE OF PERIOD
   --------------------------
                                             ACCUMULATED                                    DEPRECIABLE
    LAND      IMPROVEMENTS      TOTAL        DEPRECIATION               DATE ACQUIRED           LIFE
    ----      ------------     -------       ------------             ----------------       -----------

   2,778            3,965        6,743               (527)          September 21, 2001            40
   5,723           10,559       16,282               (438)                May 10, 2002            40
     389            1,226        1,615               (105)             August 15, 2000            40


   2,537            3,892        6,429                (85)           February 12, 2003            40
   1,974            3,801        5,775               (102)           February 12, 2003            40

                    2,272        2,272               (872) various

----------------------------------------------------------------------------------------------------
 539,511        1,055,065    1,594,576            (66,405)
====================================================================================================




                        -            -
       -               31           31                              September 21, 2001




       -            3,339        3,339                                 January 1, 1999
       -            1,324        1,324                                October 22, 1993
       -              416          416                               February 12, 2003
                                     -
                                     -
       -                2            2                               February 12, 2003
       -                1            1                               February 12, 2003
       -              433          433                                   July 27, 1993
       -            2,107        2,107                               February 12, 2003
     206                -          206                              September 21, 2001
       -               20           20                              September 12, 2000
       -                1            1                               February 12, 2003
       -            1,071        1,071                               February 12, 2003
                        -
                        -
       -              460          460                                 August 15, 2000
       -            1,142        1,142                                 August 15, 2000
       -            5,177        5,177                                     May 6, 2002

                                                       INITIAL COST TO COMPANY
                                                      --------------------------
                                                                                      CAPITALIZE
                                                                                    SUBSEQUENT TO
                                               ENCUM-                BUILDING &      ACQUISITION OR
       PROPERTY                LOCATION        BRANCES     LAND     IMPROVEMENTS      IMPROVEMENTS
       --------                --------        -------     ----     ------------     ---------------
South Florida / Atlantic Coast
Coral Way /Drug Store          Miami                                         988         3,626
Crossroads Square              Ft. Lauderdale                                            7,719
Homestead                      Homestead                                   1,811           380
Lantana Village                Lantana                                                     180
Miramar                        Miramar                                                      13
Oakbrook                       Palm Beach Gardens                            200         5,584
Plaza Alegre                   Miami                                                       454
Prosperity Centre              Palm Beach Gardens                                           85
Shops at Skylake               North Miami Beach                           3,179         5,228

GEORGIA

Atlanta
Market Place                   Norcross                                                  1,888
Paulding Commons               Dallas                                                        1
VW Mall                        McDonough                                                 1,787

Central Georgia
Spalding Village               Griffin                                                   2,786

LOUISIANA
Ambassador Row                 Lafayette
Ambassador Row Courtyard       Lafayette                                                    58
Bluebonnet Village             Baton Rouge                                                   9
The Crossing                   Slidell                                                      18
Siegen Village                 Baton Rouge                                               6,062
Tarpon Heights                 Galliano                                                    887

NORTH CAROLINA
Centre Pointe Plaza            Smithfield                                                1,593

SOUTH CAROLINA
Belfair Towne Village          Bluffton                    1,301

TEXAS

Houston
Bissonnet                      Houston                       103                             3
Copperfield                    Houston                                     3,135           602
Texas CP Land, LP              Sugarland                     206                            20



    GROSS AMOUNTS AT WHICH
   CARRIED AT CLOSE OF PERIOD
   --------------------------
                                             ACCUMULATED                                      DEPRECIABLE
    LAND      IMPROVEMENTS      TOTAL        DEPRECIATION                DATE ACQUIRED            LIFE
    ----      ------------     -------       ------------              ----------------        -----------


       -            4,614        4,614                                   July 23, 1999
       -            7,717        7,717                              September 21, 2001
       -            2,191        2,191                                  April 10, 1992
       -              180          180                                 January 6, 1998
       -               13           13                               February 12, 2003
       -            5,784        5,784                                 August 15, 2000
       -              454          454                               February 26, 2002
       -               85           85                                 August 15, 2000
       -            8,407        8,407                                 August 19, 1997
       -                -            0


                        -            0
       -            1,888        1,888                               February 12, 2003
       -                1            1                               February 12, 2003
       -            1,787        1,787                               February 12, 2003


       -            2,786        2,786                               February 12, 2003


       -                -
       -               58           58                               February 12, 2003
       -                9            9                               February 12, 2003
       -               18           18                               February 12, 2003
       -            6,062        6,062                               February 12, 2003
       -              887          887                               February 12, 2003
                        -
                        -
       -            1,593        1,593                               February 12, 2003
                        -
                        -
   1,301                -        1,301                               December 22, 2003




     103                3          106                              September 21, 2001
                    3,737        3,737                                 August 15, 2000
     215               11          226                              September 21, 2001


                                                       INITIAL COST TO COMPANY
                                                      --------------------------
                                                                                        CAPITALIZE
                                                                                      SUBSEQUENT TO
                                               ENCUM-                 BUILDING &      ACQUISITION OR
       PROPERTY                LOCATION        BRANCES      LAND     IMPROVEMENTS      IMPROVEMENTS
       --------                --------        -------      ----     ------------     ---------------
Dallas
Plymouth Park North            Irving                                                      349
Village by the Park            Arlngton                                                      8

San Antonio
Bandera Festival               San Antonio                                               5,070
Blanco Village                 San Antonio                                 2,614            91

VIRGINA
Waterlick Plaza                Lynchburg                                                   912

Corporate                                                                                    8
                                            ---------------------------------------------------------
Total Land held for/under development                      1,816          13,910        58,961
                                            =========================================================

Property Held for Sale

Miramar                        Miramar                     1,218
Forrest Gallery                Tullahoma                   4,289           4,425            76
Southwest Walgreens            Phoenix                     1,177           3,531            28

Total Property Held for Sale                               6,684           7,956           103

                                            ---------------------------------------------------------
Grand Total                                 $459,103    $536,873      $1,011,011      $136,123
                                            =========================================================


    GROSS AMOUNTS AT WHICH
   CARRIED AT CLOSE OF PERIOD
   --------------------------
                                             ACCUMULATED                                      DEPRECIABLE
    LAND      IMPROVEMENTS      TOTAL        DEPRECIATION               DATE ACQUIRED            LIFE
    ----      ------------     -------       ------------             ----------------        -----------


       -              349          349                                 August 15, 2000
       -                8            8                                 August 15, 2000
                        -            0
                        -            0
       -            5,070        5,070                              September 21, 2001
       -            2,705        2,705                                    May 10, 2002


       -              912          912                               February 12, 2003

       -                8            8
--------------------------------------
   1,825           72,862       74,687
======================================



   1,218                -        1,218                  -            February 12, 2003
   4,289            4,501        8,790               (101)           February 12, 2003            40
   1,188            3,548        4,736               (203)          September 21, 2001            40
----------------------------------------------------------
   6,695            8,048       14,743               (303)
==========================================================

----------------------------------------------------------
$548,030       $1,135,976   $1,684,006           ($66,708)
==========================================================

                                INDEX TO EXHIBITS
                                -----------------


EXHIBIT NO.   DESCRIPTION
----------    ------------


     3.2      Amended and Restated Bylaws
    12.1      Ratio of Earnings to Fixed Charges
    21.1      List of Subsidiaries of the Registrant
    23.1      Consent of Deloitte & Touche LLP
    31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1      Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002