Form 10-Q
period 2004-03-31
EQUITY ONE INC
filed 2004-05-10
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                                 Yes [X]  No [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2 of the Exchange). Yes [X]   No[ ]


Applicable only to Corporate Issuers:

As of the close of business on May 5, 2004, 70,312,238 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                                    FORM 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.  Condensed Consolidated Financial Statements and Notes                                          Page
                                                                                                       -------
         Condensed Consolidated Balance Sheets
         As of March 31, 2004 and December 31, 2003 (unaudited).......................................    1

         Condensed Consolidated Statements of Operations
         For the three month periods ended March 31, 2004 and 2003 (unaudited)........................    3

         Condensed Consolidated Statements of Comprehensive Income
         For the three month periods ended March 31, 2004 and 2003 (unaudited)........................    5

         Condensed Consolidated Statement of Stockholders' Equity
         For the three month period ended March 31, 2004 (unaudited)..................................    6

         Condensed Consolidated Statements of Cash Flows
         For the three month periods ended March 31, 2004 and 2003 (unaudited)........................    7

         Notes to the Condensed Consolidated Financial Statements (unaudited).........................    9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........   21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................   29

Item 4.  Controls and Procedures......................................................................   31

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings ...........................................................................   32

Item 2.  Changes in Securities and Use of Proceeds ...................................................   32

Item 3.  Defaults upon Senior Securities .............................................................   32

Item 4.  Submission of Matters to a Vote of Security Holders .........................................   32

Item 5.  Other Information ...........................................................................   32

Item 6.  Exhibits and Reports on Form 8-K ............................................................   33

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.     Condensed Consolidated Financial Statements and Notes

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003
(UNAUDITED)
(In thousands, except per share amounts)
------------------------------------------------------------------------------

                                                                       March 31,        December 31,
                                                                         2004               2003
                                                                    --------------     --------------
                                   ASSETS
PROPERTIES:
   Income producing...............................................  $    1,740,063     $    1,594,579
   Less: accumulated depreciation.................................         (74,485)           (66,406)
                                                                    --------------     --------------
                                                                         1,665,578          1,528,173
   Construction in progress and land held for development.........          54,338             74,686
   Properties held for sale.......................................           1,231             14,440
                                                                    --------------     --------------
      Properties, net.............................................       1,721,147          1,617,299

CASH AND CASH EQUIVALENTS.........................................              17                966

CASH HELD IN ESCROW...............................................           1,884                  -

ACCOUNTS AND OTHER RECEIVABLES, NET...............................           8,919             13,492

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES.....................           2,860              2,861

GOODWILL .........................................................          14,578             14,014

OTHER ASSETS......................................................          42,694             28,754
                                                                    --------------     --------------
TOTAL.............................................................  $    1,792,099     $    1,677,386
                                                                    ==============     ==============
                                                                                           (continued)


EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                 March 31,      December 31,
                                                                                    2004           2003
                                                                                -----------     -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

NOTES PAYABLE
   Mortgage notes payable.......................................................$   470,263      $   459,103
   Unsecured revolving credit facilities........................................     50,879          162,000
   Unsecured senior notes payable...............................................    350,000          150,000
                                                                                -----------      -----------
                                                                                    871,142          771,103
   Unamortized premium/discount on notes payable................................     23,894           24,218
                                                                                -----------      -----------
      Total notes payable.......................................................    895,036          795,321

OTHER LIABILITIES
   Accounts payable and accrued expenses........................................     23,996           25,211
   Tenant security deposits.....................................................      8,171            7,706
   Other liabilities............................................................      4,472            5,924
                                                                                -----------      -----------
      Total liabilities.........................................................    931,675          834,162
                                                                                -----------      -----------
MINORITY INTEREST...............................................................     12,444           12,672
                                                                                -----------      -----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value - 10,000 shares authorized but unissued.....          -                -
   Common stock, $0.01 par value - 100,000 shares authorized, 70,105 and
     69,353 shares issued and outstanding for 2004 and 2003, respectively.......        701              694
   Additional paid-in capital...................................................    856,720          843,678
   Retained earnings............................................................        609                -
   Accumulated other comprehensive loss.........................................     (1,007)            (122)
   Unamortized restricted stock compensation....................................     (8,455)         (10,091)
   Notes receivable from issuance of common stock...............................       (588)          (3,607)
                                                                                -----------      -----------

      Total stockholders' equity................................................    847,980          830,552
                                                                                -----------      -----------

TOTAL...........................................................................$ 1,792,099      $ 1,677,386
                                                                                ===========      ===========

See accompanying notes to the condensed consolidated financial statements.                        (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             ----------------------------
                                                                                 2004             2003
                                                                             ------------    ------------
RENTAL REVENUE:
   Minimum rents...........................................................    $   42,174      $   28,586
   Expense recoveries......................................................        11,673           7,943
   Termination fees........................................................            69              59
   Percentage rent payments................................................         1,378           1,008
                                                                             ------------    ------------
      Total rental revenue.................................................        55,294          37,596
                                                                             ------------    ------------
COSTS AND EXPENSES:
   Property operating expenses.............................................        14,458          10,904
   Interest expense........................................................        10,575           7,650
   Amortization of deferred financing fees.................................           266             284
   Rental property depreciation and amortization...........................         8,432           4,946
   General and administrative expenses.....................................         3,452           2,242
                                                                             ------------    ------------
       Total costs and expenses............................................        37,183          26,026
                                                                             ------------    ------------
INCOME BEFORE OTHER INCOME AND EXPENSES, DISCONTINUED
   OPERATIONS AND MINORITY INTEREST........................................        18,111          11,570

OTHER INCOME AND EXPENSES:
   Investment income.......................................................           171             441
   Other income............................................................            64              63
   Equity in loss of joint ventures........................................            (1)            (34)
   Loss on extinguishment of debt..........................................             -            (623)
                                                                             ------------    ------------
INCOME BEFORE DISCONTINUED OPERATIONS AND MINORITY
   INTEREST................................................................        18,345          11,417
                                                                             ------------    ------------
DISCONTINUED OPERATIONS:
   Income from operations of sold properties...............................            74             565
   Gain on disposal of income producing properties.........................         2,035             503
                                                                             ------------    ------------
     Income from discontinued operations...................................         2,109           1,068
                                                                             ------------    ------------
INCOME BEFORE MINORITY INTEREST............................................        20,454          12,485
MINORITY INTEREST..........................................................          (215)           (141)
                                                                             ------------    ------------
NET INCOME.................................................................    $   20,239      $   12,344
                                                                             ============    ============
                                                                                               (continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                             -------------------------------
                                                                                   2004             2003
                                                                             --------------   --------------
EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE
   Income before discontinued operations...................................          $ 0.26           $ 0.24
   Income from discontinued operations.....................................            0.03             0.02
                                                                             --------------    -------------
     Total basic earnings per share........................................          $ 0.29           $ 0.26
                                                                             ==============    =============
NUMBER OF SHARES USED IN COMPUTING
   BASIC EARNINGS PER SHARE................................................          69,115           47,163
                                                                             ==============    =============
DILUTED EARNINGS PER SHARE
   Income before discontinued operations...................................          $ 0.26           $ 0.24
   Income from discontinued operations.....................................            0.03             0.02
                                                                             --------------    -------------
     Total diluted earnings per share......................................          $ 0.29           $ 0.26
                                                                             ==============    =============
NUMBER OF SHARES USED IN COMPUTING
   DILUTED EARNINGS PER SHARE..............................................          71,021           48,475
                                                                             ==============    =============
See accompanying notes to the condensed consolidated financial statements.                        (concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             -----------------------------
                                                                                 2004              2003
                                                                             -----------      ------------
NET INCOME.................................................................   $   20,239       $    12,344

OTHER COMPREHENSIVE LOSS:
    Net unrealized holding loss on securities available for sale...........            -                (1)
    Change in fair value of cash flow hedges...............................         (885)                -
                                                                             -----------      ------------
COMPREHENSIVE INCOME.......................................................   $   19,354       $    12,343
                                                                             ===========      ============

See accompanying notes to the condensed consolidated financial statements.



EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                                   Notes
                                                                Accumulated     Unamortized      Receivable
                                      Additional                    Other       Restricted          from           Total
                            Common      Paid-In      Retained   Comprehensive     Stock         Issuance of     Stockholders'
                            Stock       Capital      Earnings       Loss        Compensation    Common Stock      Equity
                           --------    ---------    ---------   -------------    ------------   -------------   ------------
BALANCE,
JANUARY 1, 2004............ $  694     $843,678      $      -     $     (122)    $  (10,091)     $   (3,607)     $  830,552

 Issuance of common stock..      7       13,113             -              -          1,636               -          14,756

 Stock issuance costs......      -          (71)            -              -              -               -             (71)

Repayment of notes
  receivable from
  issuance  of common
  stock....................      -            -             -             -               -           3,019           3,019

 Net income................      -            -        20,239              -              -               -          20,239

 Dividends paid............      -            -       (19,630)             -              -               -         (19,630)

Change in fair value of
  cash flow hedges.........      -            -             -           (885)             -               -            (885)
                           -------    ---------     ---------    -----------    -----------     -----------     -----------

BALANCE,
MARCH 31, 2004............. $  701     $856,720      $    609     $   (1,007)    $   (8,455)     $     (588)     $  847,980
                           =======    =========     =========    ===========    ===========     ===========     ===========

See accompanying notes to the condensed consolidated financial statements.



EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                            ---------------------------------
                                                                               2004                2003
                                                                            --------------    ---------------
OPERATING ACTIVITIES:
Net income...............................................................     $ 20,239           $ 12,344
 Adjustments to reconcile net income to net cash provided by operating activities:
    Straight line rent adjustment........................................             (544)          (333)
    Provision for losses on accounts receivable..........................              237            648
    Amortization of premium/discount on notes payable....................           (1,215)          (329)
    Amortization of deferred financing fees..............................              266            284
    Rental property depreciation and amortization........................            8,432          4,946
    Depreciation and amortization included in discontinued operations....                -            100
    Amortization of restricted stock.....................................            1,172            480
    Equity in loss of joint ventures.....................................                1             34
    Loss on extinguishment of debt.......................................                -            623
    Gain on disposal of real estate......................................           (2,035)          (503)
    Minority interest in earnings of consolidated subsidiaries...........              215            141
Changes in assets and liabilities:
    Accounts and other receivables.......................................            4,336            908
    Other assets.........................................................           (3,495)        (2,328)
    Accounts payable and accrued expenses................................             (995)        (5,154)
    Tenant security deposits.............................................              465            255
    Other liabilities....................................................               98            (64)
                                                                            --------------    -----------
Net cash provided by operating activities................................           27,177         12,052
                                                                            --------------    -----------
INVESTING ACTIVITIES:
   Additions to and purchases of properties..............................          (94,816)        (2,166)
   Additions to construction in progress.................................           (9,883)        (6,572)
   Proceeds from disposal of rental properties...........................            1,986          6,694
   Increase in cash held in escrow.......................................           (1,884)           (13)
   Distributions received from joint ventures............................                -            300
   Proceeds from repayments of notes receivable..........................            1,430          2,753
   Increase in deferred leasing costs....................................           (2,472)          (692)
   Cash used in the purchase of IRT......................................                -       (189,382)
   Cash acquired in the IRT acquisition..................................                -          1,756
                                                                            --------------    -----------
Net cash used in investing activities....................................         (105,639)      (187,322)
                                                                            --------------    -----------
FINANCING ACTIVITIES:
   Repayments of mortgage notes payable..................................           (3,716)       (46,009)
   Net borrowings (repayments) under revolving credit facilities.........         (111,121)       138,000
   Proceeds from senior debt offering....................................          199,750              -
   Increase in deferred financing costs..................................           (2,724)          (559)
   Proceeds from stock subscription and issuance of common stock.........           12,238        100,276
   Stock issuance costs..................................................              (71)          (323)
   Repayment of notes receivable from issuance of common stock...........            3,019              -
   Cash dividends paid to stockholders...................................          (19,630)       (16,130)
   Distributions to minority interest....................................             (232)          (250)
                                                                            --------------    -----------
Net cash provided by financing activities................................           77,513        175,005
                                                                            --------------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS................................             (949)          (265)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................              966          2,944
                                                                            --------------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................       $       17       $  2,679
                                                                            ==============    ===========
                                                                                               (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                  March 31,
                                                                          ----------------------------
                                                                              2004            2003
                                                                          ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized...................      $ 10,575       $  6,945
                                                                          ============    ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

   Change in unrealized holding gain on securities available for sale...                     $      (1)
                                                                                           ===========
   Change in fair value of cash flow hedges.............................      $    885
                                                                          ============
   Issuance of restricted stock.........................................      $    882       $   2,967
                                                                          ============    ============
   Note receivable from sale of property................................      $  4,655
                                                                          ============


   The Company acquired and assumed two mortgage notes
    in connection with the acquisition of a rental property:
      Fair value of rental property and other assets....................      $ 46,592
      Assumption of mortgage notes payable..............................       (14,875)
      Fair value adjustment of mortgage notes payable...................        (1,244)
                                                                          ------------
      Cash paid for rental property.....................................      $ 30,473
                                                                          ============

   The Company acquired all of the outstanding common stock of IRT for $763,047, including transaction costs:

      Fair value of assets acquired, including goodwill.................                     $ 763,047
      Assumption of liabilities, unsecured senior notes and mortgage
        notes payable...................................................                      (319,598)
      Fair value adjustment of unsecured senior notes and mortgage
        notes payable...................................................                       (22,330)
      Common stock issued...............................................                      (231,737)
                                                                                             ---------
      Cash paid for IRT acquisition, including transaction costs........                     $ 189,382
                                                                                             =========
See accompanying notes to the condensed consolidated financial (Concluded)
statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share and square feet amounts)

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

     The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries, including those partnerships of which it has financial and operating control. Equity One, Inc. and subsidiaries are hereinafter referred to as "the consolidated companies" or "the Company." The Company has a 50% investment in two joint ventures of which the Company is not the primary beneficiary and, accordingly, uses the equity method of accounting for these joint ventures.

         As of March 31, 2004, the Company's portfolio of neighborhood shopping centers anchored by national and regional supermarket chains and other necessity oriented retailers such as drug stores or discount stores is located in twelve states in the southern United States and consists of 189 properties, encompassing 127 supermarket-anchored shopping centers, 11 drug store-anchored shopping centers, 45 other retail-anchored shopping centers, one self-storage facility, one industrial property, and four retail developments, as well as non-controlling interests in two joint ventures which own and operate commercial real estate properties.

2.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and with Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related footnotes for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K, filed with the SEC on March 15, 2004.

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

3.   IRT Merger
     ----------

     On February 12, 2003, the Company completed a statutory with IRT Property Company ("IRT"). The Company acquired 93 properties that comprise an aggregate of approximately 10,041 square feet of gross leasable area. The acquisition created one of the largest shopping center REITs primarily focusing on the southeastern United States. The acquisition of IRT was accounted for using the purchase method and the results of IRT are included in the Company's financial statements since the date of its acquisition. The aggregate purchase price for the acquisition was $763,047 (including transaction costs and assumed debt), consisting of the payment of $189,382 in cash, the issuance of 17,490 shares of the Company's common stock valued at $231,737 and the assumption of $341,928 of outstanding debt, premium on notes payable, and other liabilities. The value of the Company's common stock was determined based on the average market price over the 3-day period before and after the terms of the acquisition were agreed to and announced. There were no contingent payments, options, or commitments specified in the agreement.

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

     Total interest expense capitalized to land held for development and construction in progress was $812 and $684 for the three months ended March 31, 2004 and 2003, respectively.

5.   Business Combinations
     ---------------------

     The Company is actively pursuing acquisition opportunities and will not be successful in all cases; costs incurred related to these acquisition opportunities are expensed when it is probable that the Company will not be successful in the acquisition.

     The Company allocates the purchase price of acquired companies and properties to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. Fair value is defined as the amount at which that asset could be bought or sold in a current transaction between willing parties (other than in a forced or liquidation sale). In order to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, the Company identifies and estimates the fair value of the land, buildings, and improvements, reviews the leases to determine the existence of, and estimates fair value of, any contractual or other legal rights and investigates the existence of, and estimates fair value of, any other identifiable intangible assets. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

     The cost approach is used as the primary method to estimate the fair value of the buildings, improvements and other assets. The market value approach is used as the primary method to estimate the fair value of the land. The determination of the fair value of contractual intangibles is based on the costs to originate a lease including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. In-place lease values are based on management's evaluation of the specific characteristics of each lease and the Company's overall relationship with each tenant. Among the factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant's credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, given the specific market conditions. Above-market, below-market and in-place lease values are determined based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The value of contractual intangibles is amortized over the remaining term of each lease. Other than as discussed above, the Company has determined that its real estate properties do not have any other significant identifiable intangible assets.

     Critical estimates in valuing certain of the intangible assets and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods, and the tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company's portfolio and discount rates used in these calculations. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals that may be obtained in connection with the acquisition or financing of the respective property or other market data. Management also considers information obtained in its pre-acquisition due diligence and marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

2004 Acquisition Activity

                                                                             Square         Purchase
 Date Purchased         Property Name              City           FL       Feet/Acres         Price
-----------------   -------------------------    ------------   ------   -------------    ------------
Feb. 3, 2004        Bluebonnet Outparcel          Baton Rouge     LA       0.9 acres          $   500
Feb. 4, 2004        Pavilion Shopping Center      Naples          FL         161,245           24,200
March 24, 2004      Village Center                Southland       TX         118,092           17,475
March 24, 2004      Creekside Plaza               Arlington       TX         101,016           14,025
March 31, 2004      Sparkleberry                  Columbia        SC         339,051           45,150
March 31, 2004      Venice Shopping Center        Venice          FL         111,934            6,447
                                                                                           -----------
        Total.......................................................................       $  107,797
                                                                                           ===========

     The Company's allocation of the purchase price for the acquisitions consummated during 2004 is preliminary and is subject to change. Management does not believe that any adjustment would have a material effect on the Company's financial position or results of operations.

6.   Property Held for Sale
     ----------------------

     As of March 31, 2004, one undeveloped piece of land was classified as property held for sale.

7.   Investments in and Advances to Joint Ventures
     ---------------------------------------------

     A summary of the Company's investments in unconsolidated joint ventures at March 31, 2004 and December 31, 2003 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                     March 31,      December 31,
    Entity                  Location                Ownership          2004             2003
-----------------    --------------------------    -----------    -------------    --------------
PG Partners          Palm Beach Gardens, FL          50.0%          $   2,632         $   2,633
Parcel F, LLC        Palm Beach Gardens, FL          50.0%                228               228
                                                                  -------------    --------------
Total investments in and advances to joint ventures............     $   2,860         $   2,861
                                                                  =============    ==============


     A summary of unaudited financial information for all joint ventures being reported on the equity method of accounting is as follows:

                                                                As of              As of
                                                          March 31, 2004     December 31, 2003
                                                         ----------------    -----------------
        Assets:
            Rental properties, net....................         $  16,558             $  16,688
            Other assets...............................              410                   457
                                                         ----------------    -----------------
            Total assets...............................        $  16,968             $  17,145
                                                         ================    =================
        Liabilities and Ventures' Equity:
            Mortgage notes.............................        $  12,849             $  12,878
            Other liabilities..........................               68                    90
            Ventures' equity...........................            4,051                 4,177
                                                         ----------------    -----------------
            Total .....................................        $  16,968             $  17,145
                                                         ================    =================

     The Company's investments in joint ventures, as reported on the condensed consolidated balance sheets, differ from its proportionate share of the joint ventures' underlying net assets due to basis differentials and advances. The basis differential of approximately $1,000 is being depreciated over the useful lives of the related assets.

                                                              Three Months Ended March 31,
                                                         -------------------------------------
                                                                2004                2003
                                                         ---------------     -----------------
        Revenues:
            Rental revenues.............................       $     592             $     583
                                                         ---------------     -----------------
              Total revenues............................             592                   583
                                                         ---------------     -----------------
        Expenses:
            Operating expenses..........................             174                   216
            Interest expense............................             278                   277
            Depreciation................................             131                   151
            Other expense...............................              11                    15
                                                         ---------------     -----------------
              Total expenses............................             594                   659
                                                         ---------------     -----------------
        Net loss........................................       $      (2)            $     (76)
                                                         ===============     =================
        The Company's equity in loss of joint
          ventures......................................       $      (1)            $     (34)
                                                         ===============     =================

     Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

8.   Borrowings
     ----------

     Each of the existing mortgage loans is secured by a mortgage on one or more of the Company's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $182.5 million contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company's results of operations or financial condition.

     On March 26, 2004, the Company completed a $200,000 offering of its senior unsecured notes that mature on April 15, 2009 (the "2009 Notes"). The 2009 Notes bear an interest rate of 3.875%. Interest is due semi-annually on April 15 and October 15 of each year commencing on October 15, 2004. The 2009 Notes were issued at a discount of $250 that will be amortized against interest expense over the life of the 2009 Notes. The Company may redeem some or all of the 2009 Notes at any time for a price equal to the principal amount of the Notes being redeemed plus accrued interest. The 2009 Notes are guaranteed by most of the Company's wholly-owned subsidiaries and IRT Partners, LP ("LP"). The indenture under which the 2009 Notes were issued has several covenants which limit the Company's ability to incur debt; requires the Company to maintain unencumbered assets of not less than 150% of the aggregate principal amount of all the outstanding unsecured debt on a consolidated basis; and limits the Company's ability to consolidate, sell, lease, or convey substantially all of its assets to, or merge with any other entity.

     In addition, the Company has obligations relating to $150,000 principal amount of unsecured senior notes, bearing interest at fixed interest rates ranging from 7.25% to 7.84% and maturing between 2006 and 2012. The interest rate of one series of these senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating. These notes have also been guaranteed by most of the Company's wholly-owned subsidiaries and LP.
     On February 7, 2003, the Company entered into a $340,000 unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company's option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company's senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company's wholly-owned subsidiaries as well as LP. Certain provisions of the facility were amended on March 18, 2004. Based on the Company's current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $170,000 a $35,000 swing line facility for short term borrowings, a $200,000 letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400,000. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company`s ability to pay dividends would be limited to the amount necessary to maintain the Company's status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. As of March 31, 2004, the Company had $48,000 outstanding on this credit facility. The weighted average interest rate as of March 31, 2004 was 2.08%, including the effect of interest rate swaps.

     The Company has a $5,000 unsecured credit facility with City National Bank of Florida, of which $2,879 was outstanding as of March 31, 2004. This facility also provides collateral for $1,378 in outstanding letters of credit.

     As of March 31, 2004, the availability under the various credit facilities was approximately $131,000 net of outstanding balances and letters of credit.

9.   Consolidating Financial Information
     -----------------------------------

     Most of the Company's subsidiaries, including LP, have guaranteed the Company's indebtedness under the unsecured senior notes and revolving credit facility. The guarantees are joint and several and full and unconditional.

                                                             Guarantors
                                                     --------------------------
                                                                        IRT            Non
                                         Equity        Combined       Partners,      Guaran       Eliminating    Consolidated
Condensed Balance Sheet                 One, Inc.    Subsidiaries        LP           -tors          Entries       Equity One
                                      ------------   ------------    ----------    -----------    -----------    -------------
As of March 31, 2004
ASSETS
   Properties, net..................    $ 520,241      $ 657,528     $ 185,533      $ 357,845     $        -      $ 1,721,147
   Investment in affiliates.........      435,752              -             -              -       (435,752)               -
   Other assets.....................       32,598         23,688         2,927         11,739              -           70,952
                                      -----------   ------------    ----------    -----------    -----------    -------------
     Total .........................    $ 988,591      $ 681,216     $ 188,460      $ 369,584     $ (435,752)     $ 1,792,099
                                      ===========   ============    ==========    ===========    ===========    =============
LIABILITIES
   Mortgage notes payable...........    $  72,856      $ 171,630     $  34,241      $ 191,536     $        -      $   470,263
   Unsecured revolving credit
     facilities.....................       50,879              -             -              -              -           50,879
   Unsecured senior notes payable,
     net............................      350,000              -             -              -              -          350,000
   Unamortized premium/discount on
     notes payable..................       12,258          5,876         4,516          1,244              -           23,894
   Other liabilities................       13,336         12,989         2,237          8,077              -           36,639
                                      -----------   ------------    ----------    -----------    -----------    -------------

     Total liabilities..............      499,329        190,495        40,994        200,857              -          931,675

MINORITY INTEREST...................            -              -             -              -         12,444           12,444

STOCKHOLDERS' EQUITY...............       489,262        490,721       147,466        168,727       (448,196)         847,980
                                      -----------   ------------    ----------    -----------    -----------    -------------
   Total........................... .   $ 988,591      $ 681,216     $ 188,460      $ 369,584     $ (435,752)     $ 1,792,099
                                      ===========   ============    ==========    ===========    ===========    =============





                                                             Guarantors
                                                     --------------------------
                                                                        IRT           Non
                                         Equity        Combined       Partners,     Guaran       Eliminating     Consolidated
Condensed Balance Sheet                One, Inc.    Subsidiaries        LP          -tors          Entries        Equity One
                                      ------------   ------------    ----------    -----------    -----------    -------------
As of December 31, 2003
ASSETS
   Properties, net..................    $ 526,136      $ 561,455     $ 187,132      $ 342,576         $    -       $1,617,299
   Investment in affiliates.........      435,752              -             -              -       (435,752)               -
   Other assets.....................       22,865         21,926         2,940         12,356              -           60,087
                                      -----------   ------------    ----------    -----------    -----------    -------------

     Total .........................    $ 984,753      $ 583,381     $ 190,072      $ 354,932     $ (435,752)      $1,677,386
                                      ===========   ============    ==========    ===========    ===========    =============
LIABILITIES
   Mortgage notes payable...........    $  74,726      $ 171,230     $  34,400      $ 178,747     $        -        $ 459,103
   Unsecured revolving credit
     facilities.....................      162,000              -             -              -              -          162,000
   Unsecured senior notes payable,
     net............................      150,000              -             -              -              -          150,000
   Unamortized premium on notes 8
     payable........................      13,505           5,950         4,661            102              -           24,218
   Other liabilities................       13,000         15,522         1,780          8,539              -           38,841
                                      -----------   ------------    ----------    -----------    -----------    -------------
     Total liabilities..............      413,231        192,702        40,841        187,388              -          834,162

MINORITY INTEREST...................            -              -             -              -         12,672           12,672

STOCKHOLDERS' EQUITY................      571,522        390,679       149,231        167,544       (448,424)         830,552
                                      -----------   ------------    ----------    -----------    -----------    -------------
   Total............................     $984,753      $ 583,381     $ 190,072      $ 354,932     $ (435,752)      $1,677,386
                                      ===========   ============    ==========    ===========    ===========    =============

                                                                         Guarantors
                                                                -----------------------------
Condensed Statement of Operations                Equity One,       Combined           IRT             Non         Consolidated
                                                    Inc.         Subsidiaries    Partners, LP     Guarantors       Equity One
                                                ------------    ------------     ------------    ------------    -------------
For the three months ended
March 31, 2004
RENTAL REVENUE:
   Minimum rents..............................      $ 12,768        $ 15,361        $   4,699       $   9,346        $  42,174
   Expense recoveries.........................         3,188           4,269            1,230           2,986           11,673
   Termination fees...........................            11              51                7               -               69
   Percentage rent payments...................           233             346              152             647            1,378
                                                ------------    ------------     ------------    ------------    -------------
     Total rental revenue.....................        16,200          20,027            6,088          12,979           55,294
                                                ------------    ------------     ------------    ------------    -------------
COSTS AND EXPENSES:
   Property operating expenses................         3,622           5,440            1,640           3,756           14,458
   Interest expense...........................         4,059           2,459              580           3,477           10,575
   Amortization of deferred financing fees....           155              66                -              45              266
   Rental property depreciation and
     amortization.............................         2,465           3,397              852           1,718            8,432
   General and administrative expenses........         2,922             430                1              99            3,452
                                                ------------    ------------     ------------    ------------    -------------
     Total costs and expenses.................        13,223          11,792            3,073           9,095           37,183
                                                ------------    ------------     ------------    ------------    -------------
INCOME BEFORE OTHER INCOME AND EXPENSES,
   DISCONTINUED OPERATIONS AND MINORITY
   INTEREST...................................         2,977           8,235            3,015           3,884           18,111



                                                                         Guarantors
                                                                -----------------------------
Condensed Statement of Operations                Equity One,       Combined           IRT             Non         Consolidated
                                                    Inc.         Subsidiaries    Partners, LP     Guarantors       Equity One
                                                ------------    ------------     ------------    ------------    -------------
For the three months ended
March 31, 2004 (continued)
OTHER INCOME AND EXPENSES:
   Investment income..........................           102              69                -               -              171
   Other income...............................             9              55                -               -               64
   Equity in loss of joint ventures...........             -              (1)               -               -               (1)
                                                ------------    ------------     ------------    ------------    -------------
INCOME BEFORE DISCONTINUED OPERATIONS AND
   MINORITY INTEREST............................       3,088           8,358            3,015           3,884           18,345
                                                ------------    ------------     ------------    ------------    -------------
DISCONTINUED OPERATIONS
   Income from operations of sold properties..             -               -                -              74               74
   Gain on disposal of income producing
     properties...............................           (16)             18                -           2,033            2,035
                                                ------------    ------------     ------------    ------------    -------------
     Total income from discontinued operations           (16)             18                -           2,107            2,109
                                                ------------    ------------     ------------    ------------    -------------
INCOME BEFORE MINORITY INTERST................         3,072           8,376            3,015           5,991           20,454
MINORITY INTEREST.............................           (16)            (11)            (172)            (16)            (215)
                                                ------------    ------------     ------------    ------------    -------------
NET INCOME....................................      $  3,056        $  8,365        $   2,843       $   5,975        $  20,239
                                                ============    ============     ============    ============    =============


                                                                          Guarantors
                                                                ------------------------------
Condensed Statement of Operations                Equity One,       Combined      IRT Partners,         Non        Consolidated
                                                    Inc.         Subsidiaries          LP          Guarantors      Equity One
                                                ------------    -------------    -------------    ------------    -------------
For the three months ended
March 31, 2003
RENTAL REVENUE:
   Minimum rents..............................       $ 7,318          $11,034          $ 2,460         $ 7,774         $28,586
   Expense recoveries.........................         1,501            3,344              649           2,449           7,943
   Termination fees...........................            52                4                1               2              59
   Percentage rent payments...................           175              256              193             384           1,008
                                                ------------    -------------    -------------    ------------    ------------
     Total rental revenue.....................         9,046           14,638            3,303          10,609          37,596
                                                ------------    -------------    -------------    ------------    ------------
COSTS AND EXPENSES:
   Property operating expenses................         2,484            4,007              939           3,474          10,904
   Interest expense...........................         1,545            2,125              428           3,552           7,650
   Amortization of deferred financing fees....           114              110                2              58             284
   Rental property depreciation and
     amortization.............................           945            2,041              553           1,407           4,946
   General and administrative expenses........         2,242                -                -               -           2,242
                                                ------------    -------------    -------------    ------------    ------------
     Total costs and expenses.................         7,330            8,283            1,922           8,491          26,026
                                                ------------    -------------    -------------    ------------    ------------
INCOME BEFORE OTHER INCOME AND EXPENSES,
   DISCONTINUED OPERATIONS AND MINORITY
   INTEREST...................................         1,716            6,355            1,381           2,118          11,570

OTHER INCOME AND EXPENSES:
   Investment income..........................           261              118               61               1             441
   Other income (expense).....................             -               63                -               -              63


                                                                          Guarantors
                                                                ------------------------------
Condensed Statement of Operations                Equity One,       Combined      IRT Partners,         Non         Consolidated
                                                    Inc.         Subsidiaries          LP          Guarantors       Equity One
                                                ------------    -------------    -------------    ------------    -------------
For the three months ended
March 31, 2003 (continued)
   Equity in loss of joint ventures............            -              (34)               -               -             (34)
   Loss on extinguishment of debt..............            -             (513)               -            (110)           (623)
                                                ------------    -------------    -------------    ------------    -------------
INCOME BEFORE DISCONTINUED
   OPERATIONS AND MINOR
   INTEREST....................................        1,977            5,989            1,442           2,009          11,417
                                                ------------    -------------    -------------    ------------    -------------
DISCONTINUED OPERATIONS
   Income from operations of sold properties...            -              565                -               -             565
   Gain on disposal of income producing
     properties................................            -              503                -               -             503
                                                ------------    -------------    -------------    ------------    -------------
       Total income from discontinued
       operations..............................            -            1,068                -               -           1,068
                                                ------------    -------------    -------------    ------------    -------------
INCOME BEFORE MINORITY INTEREST................        1,977            7,057            1,442           2,009           12,485

MINORITY INTEREST..............................          (55)              29              (69)            (46)            (141)
                                                ------------    -------------    -------------    ------------    -------------
NET INCOME.....................................      $ 1,922          $ 7,086          $ 1,373         $ 1,963          $12,344
                                                ============    =============    =============    ============    =============


10.  Stockholders' Equity and Earnings Per Share
     -------------------------------------------

     The following table reflects the change in number of shares of common stock outstanding for the three months ended March 31, 2004:

                                                        Common          Options
                                                         Stock         Exercised          Total
                                                     -------------    -------------    ------------
      Board of Directors..........................              14                -              14
      Officers.....................................             17*              20              37
      Employees and other.........................              16*              88             104
      Dividend Reinvestment and Stock Purchase
        Plan....................................               597                -             597
                                                     -------------    -------------    ------------
           Total..................................             644              108             752
                                                     =============    =============    ============

     * Reflects shares of "restricted stock" which are subject to forfeiture and vest over periods from two to five years.

     The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three month periods ended March 31, 2004 and 2003:

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                        2004          2003
                                                   ------------    ------------
Denominator for basic earnings per share -
   weighted average shares .......................       69,115          47,163
                                                   ------------    ------------
Walden Woods Village, Ltd.........................           94              94
Unvested restricted stock ........................          597             319
Convertible partnership units ....................          734             672
Stock options (using treasury method).............          481             227
                                                   ------------    ------------
   Subtotal.......................................        1,906           1,312
                                                   ------------    ------------
Denominator for diluted earnings per share -
   weighted average shares........................       71,021          48,475
                                                   ============    ============

11.  Accounting for Stock Options
     ----------------------------

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

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              ---------------------------
                                                                                  2004            2003
                                                                              -----------     -----------
    Net Income                  As reported...............................       $ 20,239        $ 12,344

                                  Stock based employee compensation
                                  expense included in reported net
                                  income..................................              -               -

                                Total stock based employee
                                  compensation expense determined
                                  under fair value based method for all
                                  awards..................................           (194)           (169)
                                                                              -----------     -----------
                                Pro forma.................................       $ 20,045        $ 12,175
                                                                              ===========     ===========
    Basic earnings per share    As reported...............................       $   0.29        $   0.26
                                                                              ===========     ===========
                                Pro forma.................................       $   0.29        $   0.26
                                                                              ===========     ===========
    Diluted earnings per share  As reported...............................       $   0.29        $   0.26
                                                                              ===========     ===========
                                Pro forma.................................       $   0.29        $   0.25
                                                                              ===========     ===========

12.  Loans to Executives
     -------------------

     As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley Act of 2002, the Company had loaned $7,112 to various executives in connection with their exercise of options to purchase shares of the Company's common stock of which $6,524 has been repaid as of March 31, 2004. The notes bear interest at a rate of 5%. Interest only is payable quarterly and the principal is due between 2006 and 2007. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, there have been no material modifications to any of the terms of the loans granted to our executives.

13.  Minority Interest
     -----------------

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

     On December 5, 2000, a wholly owned subsidiary of the Company, Equity One (North Port) Inc., entered into a limited partnership (the "Shoppes of North Port, Ltd.") as a general partner. The North Port Minority Partners had the right to redeem their OPUs for the Company's common stock on a one-for-one basis or for cash at an agreed upon price of $11.00 per share. During July 2003, North Port Minority Partners redeemed their OPUs in exchange for 261.850 shares of the Company's common stock.

     The Company is the general partner of IRT Partners L.P. ("LP") and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company. LP was formed in order to enhance the acquisition opportunities of the Company through a downREIT structure. This structure offers potential sellers of properties the ability to make a tax-deferred sale of their real estate properties in exchange for limited partnership units ("OP Units") of LP. As of March 31, 2004, there were 734.266 OP Units outstanding held by partners not affiliated with the Company. LP is obligated to redeem each OP Unit held by a person other than the Company, at the request of the holder, for cash equal to the fair market value of a share of the Company's common stock at the time of such redemption, provided that the Company may elect to acquire any such OP Unit presented for redemption for one share of common stock. Such limited partnership interests of 5.59% of LP are held by persons unaffiliated with the Company and are reflected as a minority interest in the consolidated subsidiaries in the accompanying condensed consolidated balance sheets.

     The Company also records a minority interest for the limited partners' share of equity in Venice Plaza, a separate general partnership which it controls and of which it is the primary beneficiary (of a 75% interest). The minority interest has been presented in the accompanying condensed consolidated balance sheets.

14.  Dispositions
     ------------

     The following table reflects the properties reported in discontinued operations for the three month period ended March 31, 2004 as well as a listing of 2003 dispositions:

                                                                   Square Feet/     Gross Sales      Gain On
         Property             Location             Date Sold          Acres            Price           Sale
------------------------   --------------------   -------------   --------------    ----------    ----------
2004 Dispositions
------------------------
Southwest Walgreens         Phoenix, AZ             February          93,402          $  6,650      $   2,035
                                                                                    ==========     ==========


                                                                   Square Feet/     Gross Sales      Gain On
         Property             Location             Date Sold           Acres           Price           Sale
 -----------------------   --------------------   -------------   --------------    ----------     ----------
 2003 Dispositions
 -----------------------
 Eckerd.................... Leesburg, FL            March             12,739          $  4,050          $ 326
 Eckerd.................... Melbourne, FL           March             10,908             2,715            177
                                                                                    ----------     ----------
   First quarter 2003.............................................................       6,765            503

 Pompano................    Pompano Beach, FL       April             80,697             3,400            470
 Huntcrest outparcels...    Huntcrest, GA            May          2.94 acres             1,686              -*
 Oak Square Joint Venture.. Gainesville, FL          June                n/a             2,230            901
 CDG (Park Place) LLC JV... Plano, TX              September             n/a             4,434          1,209
 Heritage Walk............. Milledgeville, GA      November          159,991            10,000              -*
 Stadium Plaza............. Phenix City, AL        December           70,475             4,800              -*
                                                                                    ----------    -----------
   Total for 2003 ................................................................    $ 33,315         $3,083
                                                                                    ==========    ===========

     *Properties acquired as part of the IRT Property Company merger, for which no gain/(loss) has been recognized due to purchasing accounting.

     The Company classified the results of operations from the properties sold during 2003 and 2004 as income from discontinued operations in the accompanying condensed consolidated statements of operations. The condensed consolidated statements of operations for these properties are shown below:

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          2004         2003
                                                       ----------   -----------
  Rental revenue...................................        $   91        $  654
                                                       ----------   -----------
  Property operating expenses......................            54           154
  Interest expense.................................             -            69
  Amortization of deferred financing fees..........             -             1
  Rental property depreciation and amortization....             -           100
                                                       ----------   -----------
  Total expenses...................................            54           324
                                                       ----------   -----------
  Investment income................................            37            90
                                                       ----------   -----------

  Equity in income of joint ventures...............             -           145
                                                       ----------   -----------
  Income from discontinued operations..............          $ 74         $ 565
                                                       ==========   ===========


15.  Debt Extinguishment
     -------------------

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

16.  New Accounting Pronouncements and Changes
     -----------------------------------------

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

17.  Commitments and Contingencies
     -----------------------------

     As of March 31, 2004, the Company has pledged letters of credit totaling $1,433 as additional security for certain financings and other activities.

     The Company is subject to litigation in the normal course of business, none of which in the opinion of management will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein and the Company's audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2003 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004. The results of operations for an interim period may not give a true indication of results for the year.

     Unless the context otherwise requires, all references to "we," "our," "us," "Equity One," and the "Company" in this report refer collectively to Equity One Inc., and its subsidiaries, including joint ventures.

RESULTS OF OPERATIONS

     On February 12, 2003, Equity One, Inc. and IRT Property Company ("IRT") completed a statutory merger. The transaction has been accounted for as a purchase and the results of Equity One include the activity of IRT since February 12, 2003.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Total rental revenue increased by $17.7 million, or 47.1%, to $55.3 million in 2004 from $37.6 million in 2003. The following factors accounted for this difference:

     o The acquisition of IRT in 2003 increased revenue by approximately $10.8 million;

     o Properties acquired during 2004 increased revenue by approximately $461,000.

     o Properties acquired during 2003 increased revenue by approximately $5.7 million; and

     o Other property rental revenue increased by $703,000 primarily related to the completion of a development property, lease-up of vacant space, and rental rate increases.

     Property operating expenses increased by $3.6 million, or 32.6%, to $14.5 million for 2004 from $10.9 million in 2003. The following factors contributed to this difference:

     o The acquisition of IRT increased operating expenses by approximately $1.9 million;

     o Properties acquired during 2003 increased operating expenses by approximately $1.5 million;

     o Properties acquired during 2004 increased operating expenses by $108,000; and

     o    Other property operating expenses increased by $219,000.

     Rental property depreciation and amortization increased by $3.5 million, or 71.4%, to $8.4 million for 2004 from $4.9 million in 2003. The following factors primarily accounted for this difference:

     o The acquisition of IRT increased depreciation and amortization by approximately $2.0 million;

     o    Properties   acquired   during   2003   increased   depreciation   and
          amortization by approximately $855,000; and

     o Completed developments and properties purchased in 2004 increased depreciation and amortization by approximately $629,000.

     Interest expense increased by $2.9 million, or 37.7%, to $10.6 million for 2004 from $7.7 million in 2003. This difference was primarily due to:

     o An increase in interest expense of $2.3 million as a result of the assumption of mortgage loans and senior unsecured debt in the acquisition of IRT in 2003;

     o Interest incurred on the debt related to the acquisition of properties during 2003 of $862,000;

     o These increases to interest expense were partially offset by an increase in capitalized interest of $129,000 related to development activity.

     General and administrative expenses increased by $1.2 million, or 54.5%, to $3.4 million for 2004 from $2.2 million in 2003. Compensation and employer related expenses increased by $1.1 million and other general office expenses increased by $100,000. These expense increases were due to the increase in staffing resulting from the IRT acquisition.

     Investment income decreased by $270,000 due to the principal repayments received on notes receivable.

     During 2003, we repaid various mortgage notes prior to their stated maturities and incurred a loss on the extinguishment of debt of $623,000.

     We sold a property and have one property that is held for sale for the three month period ended March 31, 2004. The associated operating results of $74,000 of such properties are reflected as income from operations of sold properties. The 2003 discontinued operations reflect a reclassification of operations for properties sold during 2003 and 2004. We recognized a gain of $2.0 million in the first quarter of 2004 related to the disposal of a property and recognized a gain of $503,000 in the first quarter of 2003 related to disposal of several properties.

     As a result of the foregoing, net income increased by $7.9 million, or 64.2%, to $20.2 million for 2004 from $12.3 million in 2003.

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

     The following table illustrates the calculation of FFO for the three month periods ended March 31, 2004 and 2003:

                                                                        Three Months Ended March 31,
                                                                      -------------------------------
                                                                          2004                2003
                                                                      -------------     -------------
    Net income ......................................................      $ 20,239          $ 12,344
      Adjustments:
        Rental property depreciation and amortization, including
           discontinued operations...................................         8,432             5,046
        Gain on disposal of income producing properties..............        (2,035)             (503)
        Minority interest............................................           199               131
    Other Items:
       Interest on convertible partnership units ....................             -                65
        Pro-rata share of real estate depreciation from joint
           ventures............................................. ....            65               161
                                                                      -------------     -------------
    Funds from operations ...........................................      $ 26,900          $ 17,244
                                                                      =============     =============


     FFO increased by $9.7 million, or 56.4%, to $26.9 million for the three months ended March 31, 2004, from $17.2 million for the comparable period of 2003.

     The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

                                                                   Three Months Ended March 31,
                                                                  -------------------------------
                                                                      2004                2003
                                                                  -----------         -----------
    Earnings per diluted share*..................................    $   0.29            $   0.26
      Adjustments:
        Rental property depreciation and amortization, including
          discontinued operations................................        0.12                0.11
        Gain on disposal of income producing properties..........       (0.03)              (0.01)
                                                                  -----------         -----------
    Funds from operations per diluted share......................    $   0.38            $   0.36
                                                                  ===========         ===========


* Earnings per diluted share reflect the add-back of interest on convertible partnership units and the minority interest(s) which are convertible to shares of our common stock.

CASH FLOWS

     Net cash provided by operations of $27.2 million for the three months ended March 31, 2004 included: (i) net income of $20.2 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $6.5 million, and
(iii) a net change in operating liabilities and operating assets that increased cash flow by $409,000, compared to net cash provided by operations of $12.1 million for the three months ended March 31, 2003, which included (i) net income of $12.3 million, (ii) adjustments for non-cash items which increased cash flow by $6.1 million, and (iii) a net change in operating liabilities and operating assets that reduced cash flow by $6.4 million.

     Net cash used in investing activities of $105.6 million for the three months ended March 31, 2004 included: (i) the acquisition of one parcel of land held for future development and five shopping centers for $94.8 million, (ii) construction, development and other capital improvements of $9.9 million (iii) increased leasing costs of $2.5 million, and (iv) an increase in cash held in escrow of $1.9 million, offset by (a) proceeds from the sale of one property of $2.0 million, and (b) proceeds from payment of notes receivable of $1.4 million. These amounts should be compared to net cash used in investing activities of $187.3 million for the three months ended March 31, 2003 which included: (i) the acquisition of one parcel of land held for future development for $2.2 million,
(ii) construction,  development and other capital  improvements of $6.6 million,
(iii) the acquisition of IRT for $187.6 million, net of cash received, and (iv) increased leasing costs of $692,000, offset by (a) proceeds from the sale of two properties of $6.7 million, and (b) proceeds from payment of notes receivable of $2.8 million, and (c) distributions received from joint ventures of $300,000.

     Net cash provided by financing activities of $77.5 million for the three months ended March 31, 2004 included: (i) net proceeds from the issuance of senior notes of $199.8 million, (ii) net proceeds from the issuance of common stock of $12.2 million, and (iii) proceeds from repayment of notes receivable of $3.0 million, offset by (a) the payoff of one mortgage note for $1.4 million and monthly principal payments on mortgage notes of $2.3 million, (b) cash dividends paid to common stockholders of $19.6 million, (c) repayments under revolving credit facilities of $111.1 million (d) an increase in deferred financing costs of $2.7 million related to the issuance of senior notes and (e) other miscellaneous uses of $303,000 compared to net cash used by financing activities of $175.0 million for the three months ended March 31, 2003 which included: (i) net proceeds from issuance of common stock of $100.0 million, and (ii) net borrowings on the revolving credit facilities of $138.0 million, offset by (a) the payoff of six mortgage notes for $43.5 million and monthly principal payments on mortgage notes of $2.5 million, (b) cash dividends paid to common stockholders of $16.1 million, (c) an increase in deferred financing costs of $559,000 and (d) other miscellaneous uses of $573,000.

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

DEBT
----

     On March 26, 2004, the Company completed a $200 million offering of its senior unsecured notes that mature on April 15, 2009 (the "2009 Notes"). The 2009 Notes bear an interest rate of 3.875%. Interest is due semi-annually on April 15 and October 15 of each year commencing on October 15, 2004. The 2009 Notes were issued at a discount of $250,000 that will be amortized against interest expense over the life of the 2009 Notes. The Company may redeem some or all of the 2009 Notes at any time for a price equal to the principal amount of the Notes being redeemed plus accrued interest. The 2009 Notes are guaranteed by most of the Company's wholly-owned subsidiaries and IRT Partners, LP ("LP"). The indenture under which the 2009 Notes were issued has several covenants which limit the Company's ability to incur debt; requires the Company to maintain unencumbered assets of not less than 150% of the aggregate principal amount of all the outstanding unsecured debt on a consolidated basis; and limit the Company's ability to consolidate, sell, lease, or convey substantially all of its assets to, or merge with any other entity.

     In addition, the Company has obligations relating to $150 million principal amount of unsecured senior notes, bearing interest at fixed interest rates ranging from 7.25% to 7.84% and maturing between 2006 and 2012. The interest rate of one series of these senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating. These notes have also been guaranteed by most of the Company's wholly-owned subsidiaries and LP.

     On February 7, 2003, the Company entered into a $340.0 million unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company's option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company's senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company's wholly-owned subsidiaries. Certain provisions of the facility were amended on March 18, 2004. Based on the Company's current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $170.0 million, a $35.0 million swing line facility for short term borrowings, a $20.0 million letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400.0 million. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company`s ability to pay dividends would be limited to the amount necessary to maintain the Company's status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. As of March 31, 2004, the Company had $48 million outstanding on this credit facility. The weighted average interest rate as of March 31, 2004 was 2.08%, including the effect of interest rate swaps.

     The Company has a $5.0 million unsecured credit facility with City National Bank of Florida, of which $2.9 million was outstanding as of March 31, 2004. This facility also secures $1.4 million in outstanding letters of credit.

     Our revolving credit facility balances as of March 31, 2004 and December 31, 2003 consisted of the following:

                                                                        March 31,      December 31,
                                                                          2004            2003
                                                                     -------------   --------------
                                                                              (in thousands)
        Unsecured Revolving Credit Facilities
           City National Bank of Florida.....................           $  2,879        $      -
           Wells Fargo.......................................             48,000          162,000
                                                                     -------------   --------------
              Total revolving credit facilities .............           $ 50,879        $ 162,000
                                                                     =============   ==============

     As of March 31, 2004, the availability under the various credit facilities was approximately $131.0 million net of outstanding balances and letters of credit.

     Our mortgage and unsecured senior notes payable balances as of March 31, 2004 and December 31, 2003 consisted of the following:

                                                                        March 31,       December 31,
                                                                           2004             2003
                                                                     --------------    -------------
                                                                                 (in thousands)
        Mortgage and Unsecured Senior Notes Payable
          Fixed rate mortgage loans.............................         $ 470,263        $ 459,103
          Unsecured senior notes payable........................           350,000          150,000
          Unamortized premium/discount on notes payable.........            23,894           24,218
                                                                     --------------    -------------
            Total mortgage and unsecured senior notes payable...         $ 844,157        $ 633,321
                                                                     ==============    =============


     The interest rate of the Company's 7.77% senior note is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating. The senior unsecured notes have also been guaranteed by most of the Company's wholly-owned subsidiaries and LP.

     Each of the existing mortgage loans is secured by a mortgage on one or more of certain of the Company's properties. Certain of the mortgage loans involving
an  aggregate   principal  balance  of
approximately $182.5 million contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company's results of operations or financial condition.

     As of March 31, 2004, our total debt of $871.1 million (less cash on hand) divided by our gross real estate assets of $1.8 billion equals 48.4%.

     As of March 31, 2004, scheduled principal amortization and the balances due at the maturity of our various mortgage and unsecured senior notes payable and revolving credit facilities (excluding unamortized premium or discount on notes payable) are as follows (in thousands):

                             Secured Debt                       Unsecured Debt
                   -------------------------------    --------------------------------
                                                                         Revolving               Total
                       Schedule        Balloon          Unsecured          Credit          Principal Balance
      Year           Amortization     Payments        Senior Notes       Facilities         Due at Maturity
 --------------    ---------------  --------------    --------------    --------------    ---------------------
 2004..........        $  7,248       $   2,727         $       -          $  2,879                $  12,854
 2005..........           9,954          30,093                 -                 -                   40,047
 2006..........          10,170          24,758            50,000            48,000                  132,928
 2007..........          10,290           2,864            75,000                 -                   88,154
 2008..........          10,365          40,104                 -                 -                   50,469
 2009..........          10,024          24,332           200,000                 -                  234,356
 2010..........           9,049          80,848                 -                 -                   89,897
 2011..........           7,230          93,433            25,000                 -                  125,663
 2012..........           5,952          40,056                 -                 -                   46,008
 2013..........           5,525               -                 -                 -                    5,525
 Thereafter....          36,447           8,794                 -                 -                   45,241
                   ---------------  --------------    --------------    --------------    ---------------------
     Total.....        $122,254       $ 348,009         $ 350,000          $ 50,879                $ 871,142
                   ===============  ==============    ==============    ==============    =====================

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

DEVELOPMENT ACTIVITY
--------------------

         As of March 31, 2004, we had over 25 development and redevelopment projects underway or in the planning stage totaling approximately $80.5 million of asset value and, based on current plans and estimates, requiring approximately $26.2 million of additional investment to complete beyond the $54.3 million already expended. These include:

     o CVS Plaza in Miami, Florida where we are completing the lease up of the local space at a new 31,804 square foot drug store-anchored shopping center we built across the street from our recently completed Publix supermarket anchored Plaza Alegre shopping center;

     o Shops at Skylake in North Miami Beach, Florida, where we are in the process of adding 29,000 square feet of retail and office space;

     o Bandera Festival in San Antonio, Texas; Centre Point in Smithfield, North Carolina; Copperfield in Houston, Texas; East Bay Plaza in Largo, Florida; Eustis Square in Eustis, Florida; Gulf Gate Plaza in Naples, Florida; Oakbrook Square in Palm Beach Gardens, Florida; and Walden Woods in Plant City, Florida, where we have reconfigured and redeveloped previously vacant anchor and other space and are completing the associated lease-up;

     o Ambassador Row Courtyards in Lafayette, Louisiana where we are reconfiguring a portion of the center and adding an out parcel; and

     o The development of two supermarket-anchored shopping centers, one in Homestead, Florida and the other in McDonough, Georgia, both on parcels we currently own and control.

     These developments and redevelopments are scheduled for completion between the second quarter of 2004 and early 2006.

     During the first quarter of 2004, we completed and leased $28.2 million of development product resulting in incremental net operating income in excess of $3.0 million on an annualized basis.

EQUITY
------

     For the three months ended March 31, 2004, we issued 597,000 shares of our common stock at prices ranging from $18.18 to $18.99 per share pursuant to our Divided Reinvestment and Stock Purchase Plan. As of March 31, 2004, we have 1.6 million shares remaining for sale under that plan.

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

INFLATION
---------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur and, interest rates increase or decrease, interest expense on the variable component of the Company's debt will move in the same direction. With respect to our mortgage and senior unsecured notes payable, changes in interest rates generally do not affect the Company's interest expense as these notes payable are predominantly at fixed-rates for extended terms with a weighted average life of 6.35 years and 4.49 years, respectively. Because the Company has the intent to hold its existing fixed rate notes payable either to maturity or until the sale of the associated property, there is believed to be no interest rate market risk on the Company's results of operations or its working capital position. The Company's possible risk is from increases in long-term interest rates that may occur over a period of several years, as this may decrease the overall value of its real estate.

     The Company estimates the fair market value of its long term, fixed rate mortgage loans using discounted cash flow analysis based on current borrowing rates for similar types of debt. At March 31, 2004, the fair value of the fixed rate mortgage loans was estimated to be $527.4 million compared to the carrying value amount of $470.3 million, excluding the unamortized premium on notes payable. If the weighted average interest rate on the Company's fixed rate debt were 100 basis points lower or higher than the current weighted average rate of 7.40%, the fair market value would be $494.4 million and $449.5 million, respectively.

     The Company estimates the fair market value of its senior unsecured fixed rate debt using discounted cash flow analysis based on current borrowing rates for similar types of debt. At March 31, 2004, the fair value of its senior unsecured fixed rate debt was estimated to be $347.1 million compared to the carrying value amount of $350.0 million. If the weighted average interest rate on the Company's fixed rate debt were 100 basis points lower or higher than the current weighted average rate of 5.18%, the fair market value would be $364.3 million and $336.6 million, respectively.

     At March 31, 2004, the Company's variable rate debt balance consisted of $50.9 million of revolving credit facilities, of which $20.0 million has been hedged under interest rate swaps pursuant to which the Company pays fixed interest rates and $30.9 million remains subject to changes in interest rates. In addition, $100 million of the $200 million senior unsecured notes due April 15, 2009 have been swapped to a floating rate equal to the six month LIBOR rate in arrears plus 0.4375%. If the weighted average interest rate on the unhedged portion of the Company's total variable rate debt of $130.9 million were 100 basis points higher or lower, annual interest expense would increase or decrease by approximately $1.3 million. At March 31, 2004, the fair value of the $20.0 million that is fixed under interest rate hedges was estimated to be a deficit to the Company of $188,000, while the fair value of the $100 million that is floating under interest rate hedges was estimated to be a deficit to the Company of $819,000.

     In the normal course of business, we are exposed to the effects of interest rate changes that could affect our results of operations or cash flows. We limit these risks by following established risk management policies and procedures, including the use of a variety of derivative financial instruments to manage or hedge interest rate risk. We do not enter into derivative instruments for speculative purposes. We require that the hedging derivative instruments be effective in reducing interest rate risk exposure. This effectiveness is essential to qualify for hedge accounting. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income or loss. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.

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

     In conjunction with our policy to reduce interest rate risk, we have entered into interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in LIBOR. Under certain of the swaps, we receive LIBOR based payments and pay a fixed rate. Under one of the swap agreements we have hedged $100 million of the $200 million unsecured senior notes due April 15, 2009 to a variable interest rate equal to the six month LIBOR rate in arrears plus 0.4375%. A summary of the terms of the derivative instruments, as of March 31, 2004, and a reconciliation of the fair value and adjustments to accumulated other comprehensive loss (in thousands) are as follows:

     Hedge type...............................................................             Cash Flow

     Description..............................................................                  Swap

     Range of notional amounts................................................    $10,000 - $100,000
                                                                                 ===================
         Total.................................................................            $ 120,000
                                                                                 ===================

     Range of interest rates...................................................       1.92% - 3.875%

     Range of maturity dates...................................................    3/14/05 - 4/15/09

     Total accumulated other comprehensive loss at December 31, 2003...........              $  (122)

      Change in fair value for the three months ended March 31, 2004..........                  (885)
                                                                                 -------------------
     Total accumulated other comprehensive loss at March 31, 2004.............              $ (1,007)
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

     For purposes of the Securities and Exchange Commission's market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2004. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts as of March 31, 2004, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented below. The Company's revolving credit facilities and the portion of the unsecured notes payable that were swapped to variable interest rates are sensitive to changes in interest rates.

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

     There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          4.1 Supplemental Indenture No. 5 dated April 23, 2004 between the Company and Sun Trust Bank, as Trustee.

          4.2 Supplemental Indenture No. 6 dated April , 2004 between the Company and Sun Trust Bank, as Trustee.

          10.1 Third Amendment to Stockholders Agreement.

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

     (b)  Reports on Form 8-K:

     During the quarterly period ended March 31, 2004, the Company filed the following reports on Form 8-K:

          (i)  Report on Form 8-K dated January 6, 2004 under Item 5.

          (ii) Report on Form 8-K dated March 22, 2004 under Item 5.

          (iii) Report on Form 8-K dated March 25, 2004 under Item 5 and 7.

          (iv) Report on Form 8-K dated March 31, 2004 under Item 5 and 7

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      Date: May 10, 2004                      EQUITY ONE, INC.

                                              /s/ HOWARD M. SIPZNER
                                              ----------------------------

                                              Howard M. Sipzner
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Accounting
                                              and Financial Officer)

                                INDEX TO EXHIBITS



Exhibits     Description
-------      -----------


   4.1 Supplemental Indenture No. 5 dated April 23, 2004 between the Company and Sun Trust Bank, as Trustee.

   4.2 Supplemental Indenture No. 6 dated April 23, 2004 between the Company and Sun Trust Bank, as Trustee.

  10.1        Third Amendment to Stockholders Agreement.

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