Form 10-Q
period 2004-06-30
EQUITY ONE INC
filed 2004-08-09
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                          Commission File No. 001-13499



                                EQUITY ONE, INC.
    -------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         1696 N.E. Miami Gardens Drive
            N. Miami Beach, Florida                         33179
   -------------------------------------------    ---------------------------
     (Address of Principal Executive Offices)              (Zip Code)



                     Maryland                              52-1794271
    -------------------------------------------    ---------------------------
       (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)              Identification No.)


                                 (305) 947-1664
   --------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X]   No

Applicable only to Corporate Issuers:

As of the close of business on August 2, 2004, 70,964,352 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                                    FORM 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Condensed Consolidated Financial Statements and Notes
                                                                           Page
                                                                          ------

         Condensed Consolidated Balance Sheets
         As of June 30, 2004 and December 31, 2003 (unaudited)..........      1

         Condensed Consolidated Statements of Operations
         For the three and six month periods ended June 30, 2004 and
         2003 (unaudited)...............................................      3

         Condensed Consolidated Statements of Comprehensive Income
         For the three and six month periods ended June 30, 2004 and
         2003 (unaudited)...............................................      5

         Condensed Consolidated Statement of Stockholders' Equity
         For the six month period ended June 30, 2004 (unaudited).......      6

         Condensed Consolidated Statements of Cash Flows
         For the six month periods ended June 30, 2004 and 2003
         (unaudited)....................................................      7

         Notes to the Condensed Consolidated Financial Statements
         (unaudited)....................................................     10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     26

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....     37

Item 4.  Controls and Procedures........................................     39

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings .............................................     39

Item 2.  Changes in Securities and Use of Proceeds .....................     39

Item 3.  Defaults upon Senior Securities ...............................     39

Item 4.  Submission of Matters to a Vote of Security Holders ...........     40

Item 5.  Other Information .............................................     40

Item 6.  Exhibits and Reports on Form 8-K ..............................     40

                         PART I - FINANCIAL INFORMATION


Item 1.     Condensed Consolidated Financial Statements and Notes

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                                 June 30,        December 31,
                                                                   2004            2003
                                                               ------------    -------------
                                   ASSETS
PROPERTIES:
   Income producing...........................................  $ 1,780,145      $ 1,594,579
   Less: accumulated depreciation.............................      (78,492)         (66,406)
                                                               ------------     ------------
                                                                  1,701,653        1,528,173
   Construction in progress and land held for development.....       38,803           74,686
   Properties held for sale...................................       44,185           14,440
                                                               ------------     ------------
      Properties, net.........................................    1,784,641        1,617,299

CASH AND CASH EQUIVALENTS.....................................            -              966

CASH HELD IN ESCROW...........................................        5,814                -

ACCOUNTS AND OTHER RECEIVABLES, NET...........................        9,403           13,492

SECURITIES HELD FOR INVESTMENT................................       18,287                -

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES.................        2,833            2,861

GOODWILL .....................................................       14,477           14,014

OTHER ASSETS..................................................       44,125           28,754
                                                               ------------     ------------
TOTAL.........................................................  $ 1,879,580      $ 1,677,386
                                                               ============     ============
                                                                                  (continued)


EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003
(UNAUDITED)
(In thousands, except per share amounts)
------------------------------------------------------------------------------

                                                                                  June 30,      December 31,
                                                                                    2004            2003
                                                                                ------------    ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
NOTES PAYABLE
   Mortgage notes payable.....................................................     $ 497,741       $ 459,103
   Unsecured revolving credit facilities.....................................         80,541         162,000
   Unsecured senior notes payable............................................        350,000         150,000
   Margin payable for securities held for investment.........................         11,075               -
                                                                                ------------    ------------
                                                                                     939,357         771,103
   Unamortized premium/discount on notes payable.............................         21,585          24,218
                                                                                ------------    ------------
      Total notes payable....................................................        960,942         795,321

OTHER LIABILITIES
   Accounts payable and accrued expenses.....................................         39,638          25,211
   Tenant security deposits..................................................          8,358           7,706
   Other liabilities.........................................................          4,196           5,924
                                                                                ------------    ------------
      Total liabilities......................................................      1,013,134         834,162
                                                                                ------------    ------------
MINORITY INTERESTS...........................................................         12,400          12,672
                                                                                ------------    ------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value - 10,000 shares authorized but unissued..              -               -
   Common stock, $0.01 par value - 100,000 shares authorized, 70,755 and
      69,353 shares issued and outstanding for 2004 and 2003, respectively...            708             694
   Additional paid-in capital................................................        867,154         843,678
   Retained earnings.........................................................              -               -
   Accumulated other comprehensive loss......................................         (4,970)           (122)
   Unamortized restricted stock compensation..................................        (8,258)        (10,091)
   Notes receivable from issuance of common stock.............................          (588)         (3,607)
                                                                                ------------    ------------
      Total stockholders' equity..............................................       854,046         830,552
                                                                                ------------    ------------
TOTAL........................................................................     $1,879,580      $1,677,386
                                                                                ============    ============

See accompanying notes to the condensed consolidated financial statements.                        (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
------------------------------------------------------------------------------

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                           --------------------------------    --------------------------------
                                                                2004              2003              2004              2003
                                                           --------------    --------------    --------------    --------------
RENTAL REVENUE:
   Minimum rents.........................................       $  44,266         $  35,290         $  84,615         $  62,418
   Expense recoveries....................................          11,575            10,155            22,871            17,697
   Termination fees......................................             322               438               407               493
   Percentage rent payments..............................             285               437             1,617             1,372
                                                           --------------    --------------    --------------    --------------
      Total rental revenue...............................          56,448            46,320           109,510            81,980
                                                           --------------    --------------    --------------    --------------
COSTS AND EXPENSES:
   Property operating expenses...........................          14,632            12,459            28,387            22,760
   Rental property depreciation and amortization.........           8,857             6,755            17,010            11,449
   General and administrative expenses...................           3,809             3,279             7,261             5,520
                                                           --------------    --------------    --------------    --------------
       Total costs and expenses..........................          27,298            22,493            52,658            39,729
                                                           --------------    --------------    --------------    --------------

INCOME BEFORE OTHER INCOME AND EXPENSES, DISCONTINUED
   OPERATIONS AND MINORITY INTEREST......................          29,150            23,827            56,852            42,251

OTHER INCOME AND EXPENSES:

   Interest expense......................................         (11,657)          (10,205)          (21,984)          (17,577)
   Amortization of deferred financing fees...............            (374)             (279)             (610)             (535)
   Investment income.....................................             194               343               402               874
   Other income..........................................              59                27               123                90
   Equity in loss of joint ventures......................             (27)              (30)              (28)              (64)
   Loss on extinguishment of debt........................               -                 -                 -              (513)
                                                           --------------    --------------    --------------    --------------

INCOME BEFORE DISCONTINUED OPERATIONS AND MINORITY
   INTEREST..............................................          17,345            13,683            34,755            24,526
                                                           --------------    --------------    --------------    --------------
DISCONTINUED OPERATIONS:
   Income from rental properties sold or held for sale...           1,861             1,536             2,870             2,675
   (Loss) gain on disposal of income producing
     properties..........................................            (483)            1,371             1,552             1,874
                                                           --------------    --------------    --------------    --------------
     Income from discontinued operations.................           1,378             2,907             4,422             4,549
                                                           --------------    --------------    --------------    --------------

INCOME BEFORE MINORITY INTEREST..........................          18,723            16,590            39,177            29,075
MINORITY INTEREST........................................            (188)             (238)             (403)             (379)
                                                           --------------    --------------    ---------------   --------------
NET INCOME...............................................       $  18,535         $  16,352         $  38,774         $  28,696
                                                           ==============    ==============    ==============    ==============
                                                                                                                     (continued)


EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        ----------------------------    ----------------------------
                                                            2004            2003            2004              2003
                                                        ------------    ------------    ------------    ------------
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE
   Income before discontinued operations..............      $   0.25        $   0.22        $   0.50        $   0.45
   Income from discontinued operations................          0.02            0.05            0.06            0.08
                                                        ------------    ------------    ------------    ------------
     Total basic earnings per share...................      $   0.27        $   0.27        $   0.56        $   0.53
                                                        ============    ============    ============    ============
NUMBER OF SHARES USED IN COMPUTING
   BASIC EARNINGS PER SHARE...........................        69,711          60,920          69,413          54,080
                                                        ============    ============    ============    ============
DILUTED EARNINGS PER SHARE
   Income before discontinued operations..............      $   0.24        $   0.21        $   0.49        $   0.44
   Income from discontinued operations................          0.02            0.05            0.06            0.08
                                                        ------------    ------------    ------------    ------------
     Total diluted earnings per share.................      $   0.26        $   0.26        $   0.55        $   0.52
                                                        ============    ============    ============    ============
NUMBER OF SHARES USED IN COMPUTING
   DILUTED EARNINGS PER SHARE.........................        71,419          62,824          71,211          55,671
                                                        ============    ============    ============    ============

See accompanying notes to the condensed consolidated financial statements.                                (concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                           June 30,
                                                        ------------------------------    -----------------------------
                                                            2004             2003             2004             2003
                                                        -------------    -------------    ------------    -------------
NET INCOME............................................       $ 18,535         $ 16,352        $ 38,774          $28,696

OTHER COMPREHENSIVE LOSS:
    Net unrealized holding loss on securities
      available for sale..............................              -               48               -               47
    Change in fair value of cash flow hedges..........         (3,963)               -          (4,848)               -
                                                        -------------    -------------    ------------    -------------

COMPREHENSIVE INCOME..................................       $ 14,572         $ 16,400        $ 33,926          $28,743
                                                        =============    =============    ============    =============


See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                                                                    Notes
                                                                  Accumulated     Unamortized    Receivable
                                       Additional                    Other        Restricted        from           Total
                            Common      Paid-In      Retained    Comprehensive       Stock       Issuance of    Stockholders'
                             Stock      Capital      Earnings        Loss        Compensation    Common Stock      Equity
                            -------    ---------     --------    -------------   ------------    ------------   -------------
BALANCE,
JANUARY 1, 2004............ $   694    $ 843,678     $      -       $   (122)      $ (10,091)       $ (3,607)     $  830,552

 Issuance of common stock..      14       24,215            -              -           1,833               -          26,062

 Stock issuance costs......       -         (158)           -              -               -               -            (158)

 Repayment of notes
  receivable from
  issuance  of common
  stock....................       -            -            -              -               -           3,019           3,019

 Net income................       -            -       38,774              -               -               -          38,774

 Dividends paid............       -         (581)     (38,774)             -               -               -         (39,355)

 Change in fair value of
  cash flow hedges.........       -            -            -         (4,848)              -               -          (4,848)
                            -------    ---------     --------    -----------     -----------    ------------   -------------
BALANCE,
JUNE 30, 2004.............. $   708    $ 867,154     $      -       $ (4,970)      $  (8,258)       $   (588)     $  854,046
                            =======    =========     ========    ===========     ===========    ============   =============


See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                                               Six Months Ended June 30,
                                                                             ------------------------------
                                                                                 2004                2003
                                                                             -------------    -------------
OPERATING ACTIVITIES:
Net income...............................................................        $  38,774        $  28,696
 Adjustments to reconcile net income to net cash provided by operating activities:
   Straight line rent adjustment.........................................           (1,615)            (810)
   Provision for losses on accounts receivable...........................              287              399
   Amortization of premium/discount on notes payable.....................           (2,463)          (1,366)
   Amortization of deferred financing fees...............................              610              535
   Amortization of deferred financing fees included in discontinued
   operations............................................................               60               60
   Rental property depreciation and amortization.........................           17,010           11,449
   Rental property depreciation and amortization included in
      discontinued operations............................................              511              683
   Amortization of restricted stock......................................            2,432            1,089
   Equity in loss of joint ventures......................................               28               64
   Gain on securities available for sale.................................                -               (8)
   Loss on extinguishment of debt........................................                -              623
   Gain on disposal of real estate.......................................           (1,552)          (1,874)
   Minority interest.....................................................              403              379
Changes in assets and liabilities:
    Accounts and other receivables.......................................            3,932              405
    Other assets.........................................................           (6,568)          (2,057)
    Accounts payable and accrued expenses................................           12,172           (1,055)
    Tenant security deposits.............................................              652              127
    Other liabilities....................................................             (178)             718
                                                                             -------------    -------------
Net cash provided by operating activities................................           64,495           38,057
                                                                             -------------    -------------
INVESTING ACTIVITIES:
   Additions to and purchases of properties..............................         (138,875)          (9,566)
   Additions to construction in progress.................................          (18,553)         (11,875)
   Proceeds from disposal of properties and joint venture interests......            7,622           11,547
   Increase in cash held in escrow.......................................           (5,814)           9,516
   Distributions received from joint ventures............................                -              535
   Proceeds from repayment of notes receivable..........................            6,094            2,788
   Increase in deferred leasing costs....................................           (4,244)          (1,164)
   Sale of securities available for sale.................................                -              564
   Cash used to purchase securities held for investment..................           (7,212)               -
   Cash used in the purchase of IRT......................................                -         (189,382)
   Cash acquired in the IRT acquisition..................................                -            1,756
                                                                             -------------    -------------
Net cash used in investing activities....................................         (160,982)        (185,281)
                                                                             -------------    -------------
                                                                                                 (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                                              Six Months Ended June 30,
                                                                            ----------------------------
                                                                               2004                2003
                                                                            ------------    ------------
FINANCING ACTIVITIES:
   Repayment of mortgage notes payable...................................       $ (6,121)      $ (48,055)
   Net (repayment) borrowings under revolving credit facilities..........        (81,459)         67,931
   Proceeds from senior debt offering....................................        199,750               -
   Increase in deferred financing costs..................................         (3,038)           (820)
   Proceeds from stock subscription and issuance of common stock.........         23,347         158,676
   Stock issuance costs..................................................           (158)         (1,176)
   Repayment of notes receivable from issuance of common stock...........          3,019           3,505
   Cash dividends paid to stockholders...................................        (39,355)        (33,214)
   Distributions to minority interest....................................           (464)           (448)
                                                                            ------------    ------------
Net cash provided by financing activities................................         95,521         146,399
                                                                            ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS................................           (966)           (825)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................            966           2,944
                                                                            ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................       $      -       $   2,119
                                                                            ============    ============
                                                                                              (Continued)


EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                                             Six Months Ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                          2004              2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amount capitalized.................  $    19,795      $    12,773
                                                                      =============    =============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
 Change in unrealized holding gain on securities available for sale.                     $        47
                                                                                       =============
Change in fair value of cash flow hedges............................    $     4,848
                                                                      =============
Issuance of restricted stock........................................    $       882      $     3,265
                                                                      =============    =============
Note receivable from sale of property...............................    $     4,655
                                                                      =============
Note receivable from sale of joint venture interest.................                     $     2,229
                                                                                       =============
The Company acquired and assumed three mortgage notes in connection with the acquisition of two rental properties:
     Fair value of rental property and other assets.................    $    92,735
     Assumption of mortgage notes payable...........................        (44,758)
     Fair value adjustment of mortgage notes payable................           (182)
                                                                      -------------
     Cash paid for rental property..................................    $    47,795
                                                                      =============
The Company issued senior unsecured notes:
     Face value of notes............................................    $   200,000
     Discount.......................................................           (250)
                                                                      -------------
     Cash received..................................................    $   199,750
                                                                      =============
The Company purchased on margin securities which are held for investment:
     Cost of securities held for investment ........................    $    18,287
     Amount purchased on margin.....................................        (11,075)
                                                                      -------------
     Cash paid for securities held for investment...................    $     7,212
                                                                      =============
The Company acquired all of the outstanding common stock of IRT for
  $763,047, including transaction costs:

     Fair value of assets acquired, including goodwill..............                     $   763,047
     Assumption of liabilities, unsecured senior notes and mortgage
      notes payable.................................................                        (319,598)
     Fair value adjustment of unsecured senior notes and mortgage
      notes payable.................................................                         (22,330)
     Common stock issued............................................                        (231,737)
                                                                                         -----------
     Cash paid for IRT acquisition, including transaction costs.....                     $   189,382
                                                                                         ===========

See accompanying notes to the condensed consolidated financial statements.                (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share and square feet amounts)


1. Organization
   ------------

     Equity One, Inc. operates as a self-managed real estate investment trust ("REIT") that principally acquires, renovates, develops and manages community and neighborhood shopping centers located predominantly in high growth markets in the southern United States. These shopping centers are primarily anchored by national and regional supermarket chains or other necessity-oriented retailers such as drug stores or discount retail stores.

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

     As of June 30, 2004, the Company's portfolio of neighborhood shopping centers is located in twelve states in the southern United States and consists of 191 properties, encompassing 129 supermarket-anchored shopping centers, 11 drug store-anchored shopping centers, 45 other retail-anchored shopping centers, one self-storage facility, one industrial property, and four retail developments, as well as non-controlling interests in two joint ventures which own commercial real estate property.

2. Basis of Presentation
   ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and with Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related footnotes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

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

3. IRT Merger
   ----------

     On February 12,  2003,  the Company  completed a statutory  merger with IRT
Property Company ("IRT"). The Company entered into the merger to acquire 93 properties comprising an aggregate of approximately 10,041,000 square feet of gross leasable area and create one of the largest shopping center REITs primarily focusing on the southeastern United States. The merger provided the Company with a unique business opportunity to increase its portfolio of properties and enhance its core portfolio by broadening its concentration in existing markets and expanding into new markets. This provided the Company with a more stable earnings stream as a majority of the properties are in high-growth areas of the southeastern United States. The Company's Board believes that the increase in the size of the Company's portfolio strengthens its position as a leading shopping center REIT and provides synergies because of the Company's experience, geographic locations, greater market capitalization, opportunity for further growth and liquidity. These factors contributed to a purchase price that resulted in $11,738 of goodwill. The acquisition of IRT was accounted for using the purchase method and the results of IRT are included in the Company's financial statements since the date of its acquisition. The aggregate purchase price for the acquisition was $763,047 (including transaction costs and assumed debt), consisting of the payment of $189,382 in cash, the issuance of 17,490 shares of the Company's common stock valued at $231,737 and the assumption of $341,928 of outstanding debt, premium on notes payable, and other liabilities. The value of the Company's common stock was determined based on the average market price over the 3-day period before and after the terms of the acquisition were agreed to and announced. There were no contingent payments, options, or commitments specified in the agreement.

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

     Total interest expense capitalized to land held for development and construction in progress was $720 and $583 for the three months ended June 30, 2004 and 2003, respectively, and $1,532 and $1,267 for the six months ended June 30, 2004 and 2003, respectively.

5. Business Combinations
   ---------------------

     The Company is actively pursuing acquisition opportunities and will not be successful in all cases; costs incurred related to these acquisition opportunities are expensed when it is probable that the Company will not be successful in the acquisition. The results of operations of any acquired property are included in the Company's financial statements as of the date of its acquisition.

     The Company allocates the purchase price of acquired companies and properties to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. Fair value is defined as the amount at which that asset could be bought or sold in a current transaction between willing parties (other than in a forced or liquidation sale). In order to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, the Company identifies and estimates the fair value of the land, buildings and improvements, reviews the leases to determine the existence of, and estimates fair value of, any contractual or other legal rights and investigates the existence of, and estimates fair value of, any other identifiable intangible assets. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

     The cost approach is used as the primary method to estimate the fair value of the buildings, improvements and other assets. The cost approach is based upon the current costs to develop the particular asset in that geographic location, less an allowance for physical and functional depreciation. The assigned value for buildings and improvements is based on an as if vacant basis. The market value approach is used as the primary method to estimate the fair value of the land. The determination of the fair value of contractual intangibles is based on the costs incurred to originate a lease, including commissions and legal costs, excluding any new leases negotiated in connection with the purchase of a property. In-place lease values are based on management's evaluation of the specific characteristics of each lease and the Company's overall relationship with each tenant. Among the factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant's credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, given the specific market conditions. Above-market, below-market and in-place lease values are determined based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The value of contractual intangibles is amortized over the remaining term of each lease. Other than as discussed above, the Company has determined that its real estate properties do not have any other significant identifiable intangible assets.

     Critical estimates in valuing certain of the intangible assets and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company's portfolio and discount rates used in these calculations. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals that may be obtained in connection with the acquisition or financing of the respective property or other market data. Management also considers information obtained in its pre-acquisition due diligence and marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

     The Company has completed the following individual property acquisitions:

2004 Acquisition Activity
                                                                                    Square          Purchase
   Date Purchased            Property Name             City          State        Feet/Acres         Price
------------------    -------------------------    ------------------------     --------------    -----------
Feb. 3, 2004          Bluebonnet Outparcel         Baton Rouge         LA          0.9 acres        $     500
Feb. 4, 2004          Pavilion Shopping Center     Naples              FL            161,245           24,200
March 24, 2004        Village Center               Southland           TX            118,092           17,475
March 24, 2004        Creekside Plaza              Arlington           TX            101,016           14,025
March 31, 2004        Sparkleberry Square          Columbia            SC            339,051           45,150
March 31, 2004        Venice Shopping Center       Venice              FL            111,934            6,447
                                                                                                  -----------
      First Quarter Total.....................................................................        107,797
                                                                                                  -----------

April 8, 2004         Windy Hill                   N. Myrtle Beach     SC             64,465            2,895
April 29, 2004        Hamilton Outparcel           Buford              GA         0.64 acres              425
May 27, 2004          Medical & Merchants          Jacksonville        FL            152,761           21,980
June 2, 2004          Westgate Marketplace         Houston             TX            298,354           47,100
                                                                                                  -----------
      Second Quarter Total....................................................................         72,400
                                                                                                  -----------
              Total...........................................................................      $ 180,197
                                                                                                  ===========

     The Company's allocation of the purchase price for the acquisitions consummated during 2004 is preliminary and is subject to change. The Company is in the process of obtaining additional market data related to the fair value of the land and in-place leases. Management does not believe that any adjustment would have a material effect on the Company's financial position or results of operations.

6. Property Held for Sale
   ----------------------

     As of June 30, 2004, eleven properties were held for sale with a net book value of $44,185 and comprising 1,397 gross leasable square feet.

7. Investments in and Advances to Joint Ventures
   ---------------------------------------------

     The following is a summary of the Company's investments in unconsolidated joint ventures at June 30, 2004 and December 31, 2003 (all investments in unconsolidated entities are accounted for under the equity method):

                                                                     June 30,     December 31,
       Entity           Location                      Ownership        2004           2003
-------------------     -----------------------    -------------    ----------   -------------
PG Partners             Palm Beach Gardens, FL         50.0%          $  2,605        $  2,633
Parcel F, LLC           Palm Beach Gardens, FL         50.0%               228             228
                                                                    ----------   -------------
Total investments in and advances to joint ventures.............      $  2,833        $  2,861
                                                                    ==========   =============


     A summary of unaudited financial information for all joint ventures being reported on the equity method of accounting is as follows:

                                               As of             As of
                                           June 30, 2004   December 31, 2003
                                           -------------   -----------------
  Assets:
       Rental properties, net.............      $ 16,404            $ 16,688
       Other assets.......................           493                 457
                                           -------------   -----------------
       Total assets.......................      $ 16,897            $ 17,145
                                           =============   =================
   Liabilities and Ventures' Equity:
       Mortgage notes.....................      $ 12,820            $ 12,878
       Other liabilities..................            72                  90
       Ventures' equity...................         4,005               4,177
                                           -------------   -----------------
       Total .............................      $ 16,897            $ 17,145
                                           =============   =================

     The Company's investments in joint ventures, as reported on the condensed consolidated balance sheets, differ from its proportionate share of the joint ventures' underlying net assets due to basis differentials and advances. The basis differential of approximately $1,000 is being depreciated over the useful lives of the related assets.

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                     June 30,
                                                -------------------------    -------------------------
                                                   2004           2003          2004          2003
                                                -----------   -----------    -----------   -----------
Revenues:
       Total revenues.........................        $ 558         $ 578        $ 1,150       $ 1,161
                                                -----------   -----------    -----------   -----------
 Expenses:
     Operating expenses.......................          178           185            352           401
     Interest expense.........................          277           280            555           556
     Depreciation.............................          130           122            261           275
     Other expense............................           27            50             37            56
                                                -----------   -----------    -----------   -----------
       Total expenses.........................          612           637          1,205         1,288
                                                -----------   -----------    -----------   -----------
 Net loss.....................................        $ (54)        $ (59)       $   (55)      $  (127)
                                                ===========   ===========    ===========   ===========
 The Company's equity in loss from joint
    ventures..................................        $ (27)        $ (30)       $   (28)      $   (64)
                                                ===========   ===========    ===========   ===========

     Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

8. Borrowings
   ----------

     The following is a summary of the Company's borrowings consisting of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities:

                                                                  June 30,       December 31,
                                                                    2004            2003
                                                              --------------    -------------
    Mortgage Notes Payable
      Fixed rate mortgage loans.............................      $  497,741        $ 459,103
      Unamortized net premium (discount) on mortgage notes
         payable............................................          11,035           11,779
                                                              --------------    -------------
           Total............................................      $  508,776        $ 470,882
                                                              ==============    =============

     Each of the existing mortgage loans is secured by a mortgage on one or more of the Company's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $173.1 million contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. The Company is in the process of seeking consents from the lenders to address these issues. In the event that the requested assurances or consents are not obtained and the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company's results of operations or financial condition.

                                                               June 30,         December 31,
                                                                 2004               2003
                                                             ------------       ------------
   Unsecured Senior Notes Payable
     7.77% Senior Notes, due 4/1/06........................      $ 50,000           $ 50,000
     7.25% Senior Notes, due 8/15/07.......................        75,000             75,000
     3.875% Senior Notes, due 4/15/09......................       200,000                  -
     7.84% Senior Notes, due 1/23/12.......................        25,000             25,000
     Unamortized net premium (discount) on unsecured
        senior notes payable...............................        10,550             12,439
                                                             ------------       ------------
          Total............................................     $ 360,550          $ 162,439
                                                             ============       ============


     The indentures under which the notes were issued have several covenants which limit the Company's ability to incur debt; require the Company to maintain unencumbered asset ratios and limit the Company's ability to consolidate, sell, lease, or convey substantially all of its assets to, or merge with any other entity. These notes have also been guaranteed by most of the Company's subsidiaries including IRT Partners L.P. ("LP"). The interest rate on the 7.77% senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating.

                                                               June 30,          December 31,
                                                                2004                2003
                                                             ------------       ------------
   Unsecured Revolving Credit Facilities
     Wells Fargo...........................................      $ 80,500          $162,000
     City National Bank....................................            41                 -
                                                             ------------       -----------
       Total...............................................      $ 80,541          $162,000
                                                             ============       ============

     The Company entered into a $340,000 unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company's option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company's senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company's subsidiaries. Based on the Company's current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $170,000, a $35,000 swing line facility for short term borrowings, a $20,000 letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400,000. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company's ability to pay dividends would be limited to the amount necessary to maintain the Company's status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. As of June 30, 2004, the Company had $80,500 outstanding on this credit facility. The weighted average interest rate as of June 30, 2004 was 2.05%, including the effect of interest rate swaps.

     The Company also has a $5,000 unsecured credit facility with City National Bank of Florida, of which $41 was outstanding as of June 30, 2004. This facility also provides collateral for $1,456 in outstanding letters of credit.

     As of June 30, 2004, the availability under the various credit facilities was approximately $113,901 net of outstanding balances and letters of credit.

9. Consolidating Financial Information
   -----------------------------------

     Most of the Company's subsidiaries, including LP, have guaranteed the Company's indebtedness under the unsecured senior notes and revolving credit facility. The guarantees are joint and several and full and unconditional.

                                                             Guarantors
                                                     --------------------------
                                                                        IRT            Non
                                          Equity       Combined       Partners,      Guaran-       Eliminating    Consolidated
Condensed Balance Sheet                 One, Inc.    Subsidiaries         LP           tors          Entries        Equity One
                                      ------------   ------------    ----------    -----------    ------------    -------------
  As of June 30, 2004
ASSETS
   Properties, net..................   $   510,769    $   682,426     $  185,336     $  406,110     $        -     $ 1,784,641
   Investment in affiliates.........       435,752              -              -              -       (435,752)              -
   Other assets.....................        52,028         24,790          3,376         14,745              -          94,939
                                      ------------   ------------     ----------    -----------    -----------    ------------
     Total .........................   $   998,549    $   707,216     $  188,712     $  420,855     $ (435,752)    $ 1,879,580
                                      ============   ============     ==========    ===========    ===========    ============
LIABILITIES
   Mortgage notes payable...........   $    72,442    $   189,752     $   34,082     $  201,465     $              $   497,741
   Unsecured revolving credit
     facilities.....................        80,541              -              -              -              -          80,541
   Unsecured senior notes payable,..       350,000              -                                                      350,000
   Unamortized premium/discount on
     notes payable..................        11,365          5,691          4,368            161              -          21,585
   Other liabilities................        33,359         16,337          3,971          9,600              -          63,267
                                      ------------   ------------     ----------    -----------    -----------    ------------
     Total liabilities..............       547,707        211,780         42,421        221,226              -       1,013,134

MINORITY INTEREST...................             -              -             -               -         12,400          12,400

STOCKHOLDERS' EQUITY...............        450,842        495,436        146,291        209,629       (448,152)        854,046
                                      ------------   ------------     ----------    -----------    -----------    ------------

   Total.............................. $   998,549    $   707,216     $  188,712     $  420,855     $ (435,752)    $ 1,879,580
                                      ============   ============     ==========    ===========    ===========    ============


                                                             Guarantors
                                                     ---------------------------
                                                                         RT            Non
                                          Equity       Combined        Partners,      Guaran-      Eliminating     Consolidated
Condensed Balance Sheet                 One, Inc.    Subsidiaries         LP           tors          Entries        Equity One
                                      ------------   ------------     ----------    -----------    -----------     ------------
As of December 31, 2003
ASSETS

   Properties, net..................   $   526,136    $   561,455     $  187,132     $  342,576     $        -     $  1,617,299
   Investment in affiliates.........       435,752              -             -               -       (435,752)               -
   Other assets.....................        22,865         21,926         2,940          12,356              -           60,087
                                       -----------    -----------     ----------     ----------     ----------     ------------
     Total .........................   $   984,753    $   583,381     $  190,072     $  354,932     $ (435,752)    $  1,677,386
                                       ===========    ===========     ==========     ==========     ==========     ============
LIABILITIES
   Mortgage notes payable...........   $    74,726    $   171,230     $   34,400     $  178,747     $        -     $    459,103
   Unsecured revolving credit
     facilities.....................       162,000              -              -              -              -          162,000
   Unsecured senior notes payable,..       150,000              -              -              -              -          150,000
   Unamortized premium on notes
     payable........................        13,505          5,950          4,661            102              -           24,218
   Other liabilities................        13,000         15,522          1,780          8,539              -           38,841
                                       -----------    -----------     ----------     ----------    -----------     ------------
     Total liabilities..............       413,231        192,702         40,841        187,388              -          834,162

 MINORITY INTEREST..................             -              -              -              -         12,672           12,672

STOCKHOLDERS' EQUITY...............        571,522        390,679       149,231         167,544       (448,424)         830,552
                                       -----------    -----------     ----------     ----------    -----------     ------------

   Total.............................. $   984,753     $  583,381     $  190,072     $  354,932     $ (435,752)    $  1,677,386
                                       ===========    ===========     ==========     ==========     ==========     ============


                                                                    Guarantors
                                                          -----------------------------
                                           Equity One,      Combined           IRT             Non         Consolidated
Condensed Statement of Operations              Inc.       Subsidiaries     Partners, LP     Guarantors       Equity One
                                           -----------    ------------     ------------    ------------    -------------
For the three months ended
  June 30, 2004
RENTAL REVENUE:
   Minimum rents.........................     $ 12,565        $ 16,844          $ 4,464        $ 10,393         $ 44,266
   Expense recoveries....................        2,637           4,942              963           3,033           11,575
   Termination fees......................          137              17              119              49              322
   Percentage rent payments..............           52              47              116              70              285
                                           -----------    ------------     ------------    ------------    -------------
      Total rental revenue................      15,391          21,850            5,662          13,545           56,448
                                           -----------    ------------     ------------    ------------    -------------
COSTS AND EXPENSES:
   Property operating expenses...........        3,460           5,585            1,606           3,981           14,632
   Rental property depreciation and
     amortization........................        2,459           3,517              830           2,051            8,857
   General and administrative expenses...        3,762              47                -               -            3,809
                                           -----------    ------------     ------------    ------------    -------------
     Total costs and expenses............        9,681           9,149            2,436           6,032           27,298
                                           -----------    ------------     ------------    ------------    -------------
INCOME BEFORE OTHER INCOME AND EXPENSES,
   DISCONTINUED OPERATIONS AND MINORITY
   INTEREST..............................        5,710          12,701             3,226          7,513          29,150




                                                                      Guarantors
                                                              ----------------------------
                                               Equity One,      Combined          IRT            Non         Consolidated
Condensed Statement of Operations                 Inc.        Subsidiaries    Partners, LP    Guarantors       Equity One
                                               -----------    ------------    ------------   ------------    -------------
For the three months ended
  June 30, 2004 (continued)
OTHER INCOME AND EXPENSES:
   Interest expense...........................   $  (4,546)     $  (2,706)       $   (574)     $  (3,831)      $  (11,657)
   Amortization of deferred financing fees....        (289)           (41)              -            (44)            (374)
   Investment income..........................         125             63               1              5              194
   Other income...............................           -             59               -              -               59
   Equity in loss of joint ventures...........           -            (27)              -              -              (27)
                                                ----------    -----------      ----------    -----------     ------------
INCOME BEFORE DISCONTINUED OPERATIONS AND
   MINORITY INTEREST..........................       1,000         10,049           2,653          3,643          17,345
                                                ----------    -----------      ----------    -----------     ------------
DISCONTINUED OPERATIONS
   Income from rental properties sold or held
      for sale................................       1,045            383             193            240            1,861
   Loss on disposal of income producing
     properties...............................        (483)             -               -              -             (483)
                                                ----------    -----------      ----------    -----------     ------------
       Total income from discontinued
         operations...........................         562            383             193            240            1,378
                                                ----------    -----------      ----------    -----------     ------------
INCOME BEFORE MINORITY INTERST................       1,562         10,432           2,846          3,883           18,723

MINORITY INTEREST.............................         (14)           (12)           (148)           (14)            (188)
                                                ----------    -----------      ----------    -----------     ------------
NET INCOME....................................   $   1,548      $  10,420        $  2,698      $   3,869       $   18,535
                                                ==========    ===========      ==========    ===========     ============


                                                                      Guarantors
                                                              ----------------------------
                                               Equity One,      Combined          IRT            Non         Consolidated
Condensed Statement of Operations                 Inc.        Subsidiaries    Partners, LP    Guarantors       Equity One
                                               -----------    ------------    ------------   ------------    ------------
For the three months ended
  June 30, 2003
RENTAL REVENUE:
   Minimum rents..............................   $  12,506      $  10,724        $  4,393      $   7,667       $   35,290
   Expense recoveries.........................       2,701          3,765           1,248          2,441           10,155
   Termination fees...........................          25            341               3             69              438
   Percentage rent payments...................         103             69              87            178              437
                                                ----------    -----------      ----------    -----------     ------------
     Total rental revenue.....................      15,335         14,899           5,731         10,355           46,320
                                                ----------    -----------      ----------    -----------     ------------
COSTS AND EXPENSES:
   Property operating expenses................       4,539          3,300           1,662          2,958           12,459
   Rental property depreciation and
     amortization.............................       2,324          2,410             576          1,445            6,755
   General and administrative expenses........       3,364            (85)              -              -            3,279
                                                ----------    -----------      ----------    -----------     ------------
     Total costs and expenses.................      10,227          5,625           2,238          4,403           22,493
                                                ----------    -----------      ----------    -----------     ------------
INCOME BEFORE OTHER INCOME AND EXPENSES,
   DISCONTINUED OPERATIONS AND MINORITY
   INTEREST...................................       5,108          9,274           3,493          5,952           23,827


                                                                      Guarantors
                                                              ----------------------------
                                               Equity One,      Combined          IRT            Non         Consolidated
Condensed Statement of Operations                 Inc.        Subsidiaries    Partners, LP    Guarantors       Equity One
                                               -----------    ------------    ------------   ------------    ------------
For the three months ended
  June 30, 2003 (continued)
OTHER INCOME AND EXPENSES:
   Interest expense...........................   $  (4,035)     $  (1,902)       $   (702)      $ (3,566)       $ (10,205)
   Amortization of deferred financing fees....        (196)           (37)              -            (46)            (279)
   Investment income..........................         153            166              10             14              343
   Other income (expense).....................           -             27               -              -               27
   Equity in loss of joint ventures...........          (5)           (25)              -              -              (30)
                                                ----------    -----------      ----------    -----------     ------------
INCOME BEFORE DISCONTINUED OPERATIONS AND
   MINORITY INTEREST............................     1,025          7,503           2,801          2,354           13,683
                                                ----------    -----------      ----------    -----------     ------------
DISCONTINUED OPERATIONS
   Income from rental properties sold or held
      for sale................................         593            565             239            139            1,536
   Gain on disposal of income producing
     properties...............................           -            901               -            470            1,371
                                                ----------    -----------      ----------    -----------     ------------
       Total income from discontinued
         operations...........................         593          1,466             239            609            2,907
                                                ----------    -----------      ----------    -----------     ------------
INCOME BEFORE MINORITY INTEREST...............       1,618          8,969           3,040          2,963           16,590

MINORITY INTEREST.............................           -            (25)           (179)           (34)            (238)
                                                ----------    -----------      ----------    -----------     ------------
NET INCOME....................................   $   1,618      $   8,944        $  2,861       $  2,929        $  16,352
                                                ==========    ===========      ==========    ===========     ============

                                                                    Guarantors
                                                              ----------------------------
                                               Equity One,      Combined          IRT            Non         Consolidated
Condensed Statement of Operations                 Inc.        Subsidiaries    Partners, LP    Guarantors       Equity One
                                               -----------    ------------    ------------   ------------    ------------
For the six months ended
  June 30, 2004
RENTAL REVENUE:
   Minimum rents..............................   $  24,856      $  31,405        $   8,869      $ 19,485        $  84,615
   Expense recoveries.........................       5,777          9,033            2,113         5,948           22,871
   Termination fees...........................         149             32              126           100              407
   Percentage rent payments...................         284            393              268           672            1,617
                                                ----------    -----------      ----------    -----------     ------------
     Total rental revenue.....................      31,066         40,863           11,376        26,205          109,510
                                                ----------    -----------      ----------    -----------     ------------
COSTS AND EXPENSES:
   Property operating expenses................      12,537          4,920            3,154         7,776           28,387
   Rental property depreciation and
     amortization.............................      11,817           (171)           1,628         3,736           17,010
   General and administrative expenses........         191          7,069                -             1            7,261
                                                ----------    -----------     -------------    ---------     ------------
     Total costs and expenses.................      24,545         11,818            4,782        11,513           52,658
                                                ----------    -----------     -------------    ---------     ------------


                                                                    Guarantors
                                                              ----------------------------
                                               Equity One,      Combined          IRT            Non         Consolidated
Condensed Statement of Operations                 Inc.        Subsidiaries    Partners, LP    Guarantors       Equity One
                                               -----------    ------------    ------------   ------------    ------------
For the six months ended
  June 30, 2004 (continued)
INCOME BEFORE OTHER INCOME AND EXPENSES,
   DISCONTINUED OPERATIONS AND MINORITY
   INTEREST...................................   $   6,521      $  29,045        $  6,594       $ 14,692        $  56,852

OTHER INCOME AND EXPENSES:
   Interest expense...........................      (2,920)       (10,602)         (1,154)        (7,308)         (21,984)
   Amortization of deferred financing fees....         (53)          (468)              -            (89)            (610)
   Investment income..........................         227            166               1              8              402
   Other income (expense).....................           9            114               -              -              123
   Equity in loss of joint ventures...........           -            (28)              -              -              (28)
                                                ----------    -----------      ----------    -----------     ------------
INCOME BEFORE DISCONTINUED OPERATIONS AND
   MINORITY INTEREST............................     3,784         18,227           5,441          7,303           34,755
                                                ----------    -----------      ----------    -----------     ------------
DISCONTINUED OPERATIONS
   Income from rental properties sold or held
      for sale................................       1,351            670             420            429            2,870
   (Loss) gain on disposal of income
     producing properties.....................        (499)            18               -          2,033            1,552
                                                ----------    -----------      ----------    -----------     ------------
      Total income from discontinued
        operations............................         852            688            420           2,462            4,422
                                                ----------    -----------      ----------    -----------     ------------
INCOME BEFORE MINORITY INTEREST...............       4,636         18,915           5,861          9,765           39,177

MINORITY INTEREST.............................         (30)           (23)           (320)           (30)            (403)
                                                ----------    -----------      ----------    -----------     ------------
NET INCOME....................................   $   4,606      $  18,892        $  5,541       $  9,735        $  38,774
                                                ==========    ===========      ==========    ===========     ============


                                                                    Guarantors
                                                              ----------------------------
                                               Equity One,      Combined          IRT            Non         Consolidated
Condensed Statement of Operations                 Inc.        Subsidiaries    Partners, LP    Guarantors       Equity One
                                               -----------    ------------    ------------   ------------    ------------
For the six months ended
  June 30, 2003
RENTAL REVENUE:
   Minimum rents..............................   $  18,961      $  21,737        $  6,703       $ 15,017        $  62,418
   Expense recoveries.........................       4,262          6,747           1,871          4,817           17,697
   Termination fees...........................        (134)           551               5             71              493
   Percentage rent payments...................         274            329             272            497            1,372
                                                ----------    -----------      ----------    -----------     ------------
     Total rental revenue.....................      23,363         29,364           8,851         20,402           81,980
                                                ----------    -----------      ----------    -----------     ------------
COSTS AND EXPENSES:
   Property operating expenses................       7,004          7,131           2,560          6,065           22,760
   Rental property depreciation and
     amortization.............................       3,115          4,434           1,109          2,791           11,449
   General and administrative expenses........       5,601            (81)              -              -            5,520
                                                ----------    -----------      ----------    -----------     ------------
     Total costs and expenses.................      15,720         11,484           3,669          8,856           39,729
                                                ----------    -----------      ----------    -----------     ------------


                                                                    Guarantors
                                                              ----------------------------
                                               Equity One,      Combined          IRT            Non         Consolidated
Condensed Statement of Operations                 Inc.        Subsidiaries    Partners, LP    Guarantors       Equity One
                                               -----------    ------------    ------------   ------------    ------------
For the six months ended
June 30, 2003 (continued)
INCOME BEFORE OTHER INCOME AND EXPENSES,
   DISCONTINUED OPERATIONS AND MINORITY
   INTEREST...................................   $   7,643      $  17,880        $  5,182       $ 11,546        $  42,251
OTHER INCOME AND EXPENSES:
   Interest expense...........................      (5,428)        (3,902)         (1,154)        (7,093)         (17,577)
   Amortization of deferred financing fees....        (307)          (123)             (1)          (104)            (535)
   Investment income..........................         403            385              71             15              874
   Other income (expense).....................           -             90               -              -               90
   Equity in loss of joint ventures...........           -            (64)              -              -              (64)
   Loss on extinguishment of debt.............           -           (403)              -           (110)            (513)
                                                ----------    -----------      ----------    -----------     ------------
INCOME BEFORE DISCONTINUED OPERATIONS AND
   MINORITY INTEREST............................     2,311         13,863           4,098          4,254           24,526
                                                ----------    -----------      ----------    -----------     ------------
DISCONTINUED OPERATIONS
   Income from rental properties sold or held
      for sale................................         905            933             363            474            2,675
   Gain on disposal of income producing
     properties...............................           -          1,404               -            470            1,874
                                                ----------    -----------      ----------    -----------     ------------
       Total income from discontinued
       operations.............................         905          2,337             363            944            4,549
                                                ----------    -----------      ----------    -----------     ------------
INCOME BEFORE MINORITY INTEREST...............       3,216         16,200           4,461          5,198           29,075

MINORITY INTEREST.............................         (80)            29            (248)           (80)            (379)
                                                ----------    -----------      ----------    -----------     ------------

NET INCOME....................................   $   3,136      $  16,229        $  4,213       $  5,118        $  28,696
                                                ==========    ===========      ==========    ===========     ============


10. Stockholders' Equity and Earnings Per Share
    -------------------------------------------

     The following table reflects the change in number of shares of common stock issued for the six months ended June 30, 2004:

                                                Common    Option
                                                 Stock   Exercised    Total
                                               -------   ---------    -----
   Board of Directors........................       13*          -       13
   Officers..................................       17*         42       59
   Employees and other.......................        1*        122      123
   Dividend Reinvestment and Stock Purchase
     Plan....................................    1,206           -    1,206
                                               -------   ---------   ------
        Total................................    1,237         164    1,401
                                               =======   =========   ======


     * Reflects shares of "restricted stock" which are subject to forfeiture and vest over periods from two to four years.

     The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three and six month periods ended June 30, 2004 and 2003:

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                              ------------------------    --------------------------
                                                2004            2003          2004           2003
                                              ----------    ----------    -----------    -----------
Denominator for basic earnings per share -
   weighted average shares ..................     69,711        60,920         69,413         54,080
                                              ----------    ----------    -----------    -----------
Walden Woods Village, Ltd.....................     .  94            94             94             94
Unvested restricted stock ....................       519           451            558            383
Convertible partnership units ................       734           966            734            821
Stock options (using treasury method).........       361           393            412            293
                                              ----------    ----------    -----------    -----------
   Subtotal...................................     1,708         1,904          1,798          1,591
                                              ----------    ----------    -----------    -----------
Denominator for diluted earnings per share
   - weighted average shares..................    71,419        62,824         71,211         55,671
                                              ==========    ==========    ===========    ===========

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

                                                                Three Months Ended                Six Months Ended
                                                                     June 30,                         June 30,
                                                           ------------------------------    ----------------------------
                                                               2004             2003             2004           2003
                                                           --------------    ------------    ------------    ------------
Net Income         As reported............................        $18,535         $16,352         $38,774         $28,696

                   Stock based employee compensation                    -               -               -               -
                      expense included in reported net
                      income..............................

                   Total stock based employee
                      compensation expense determined
                      under fair value based method for
                      all awards..........................            190             169             384             336
                                                           --------------    ------------    ------------    ------------
                   Pro forma..............................        $18,345         $16,183         $38,390         $28,360
                                                           ==============    ============    ============    ============
 Basic earnings
 per share         As reported............................        $  0.27         $  0.27         $  0.56         $  0.53
                                                           ==============    ============    ============    ============
                   Pro forma..............................        $  0.26         $  0.27         $  0.55         $  0.52
                                                           ==============    ============    ============    ============
 Diluted earnings
 per share         As reported............................        $  0.26         $  0.26         $  0.55         $  0.52
                                                           ==============    ============    ============    ============
                   Pro forma................................      $  0.26          $ 0.26         $  0.54         $  0.52
                                                           ==============    ============    ============    ============


12. Loans to Executives
    -------------------

     As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley Act of 2002, the Company had loaned $7,112 to various executives in connection with their exercise of options to purchase shares of the Company's common stock of which $6,524 has been repaid as of June 30, 2004. The outstanding notes bear interest at a rate of 5% per annum. Interest only is payable quarterly and the principal amount of each of the notes is due in June 2007. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, there have been no material modifications to any of the terms of the loans granted to our executives.

13. Minority Interest
    -----------------

     On December 30, 1998, a wholly owned subsidiary of the Company, Equity One (Walden Woods) Inc. (the "Walden Woods General Partner"), formed a limited partnership, in which a retail shopping center was contributed by its owners (the "Walden Woods Minority Partners"), and the Walden Woods General Partner contributed 93.656 shares of Company common stock at an agreed-upon price of $10.30 per share. Based on this per share price and the net asset value of the property contributed by the Walden Woods Minority Partners, the limited partners received 93.656 limited partnership units. The Company and the Walden Woods Minority Partners have entered into an agreement (the "Redemption Agreement") whereby the Walden Woods Minority Partners can request that the Company purchase either their limited partnership units or any shares of Company common stock which they have received in exchange for their limited partnership units at a price of $10.30 per unit or per share no earlier than two years, nor later than fifteen years, after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the minority interest has been presented in the accompanying condensed consolidated balance sheet. In addition, under the terms of the limited partnership agreement, the Walden Woods Minority Partners do not have an interest in the common stock of the Company except to the extent of dividends declared on such common stock. Accordingly, a preference in earnings has been allocated to the Walden Woods Minority Partners to the extent of the dividends declared. The 93.656 shares of common stock of the Company held by the consolidated limited partnership are not considered outstanding in the calculation of basic earnings per share.

     On December 5, 2000, a wholly owned subsidiary of the Company, Equity One (North Port) Inc., entered into a limited partnership (the "Shoppes of North Port, Ltd.") as a general partner. The North Port Minority Partners had the right to redeem their OPUs for the Company's common stock on a one-for-one basis or for cash at an agreed upon price of $11.00 per share. During July 2003, the North Port Minority Partners redeemed their OPUs in exchange for 261.850 shares of the Company's common stock.

     The Company is the general partner of IRT Partners L.P. ("LP") and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company. LP was formed in order to enhance the acquisition opportunities of the Company through a downREIT structure. This structure offers potential sellers of properties the ability to make a tax-deferred sale of their real estate properties in exchange for limited partnership units ("OP Units") of LP. As of June 30, 2004, there were 734.266 OP Units outstanding held by partners not affiliated with the Company. LP is obligated to redeem each OP Unit held by a person other than the Company, at the request of the holder, for cash equal to the fair market value of a share of the Company's common stock at the time of such redemption, provided that the Company may elect to acquire any such OP Unit presented for redemption for one share of common stock. Such limited partnership interests of 5.59% of LP are held by persons unaffiliated with the Company and are presented as a minority interest in the accompanying condensed consolidated balance sheets.

     The Company also has a controlling general partnership interest (75% interest) in Venice Plaza and records a minority interest for the limited partners' share of equity.

14. Dispositions
    ------------

     The following table reflects the properties sold during 2004 and 2003:

                                                                        Square Feet/      Gross Sales    Gain (Loss)
         Property                    Location            Date Sold         Acres             Price         On Sale
---------------------------    --------------------    ------------    --------------    ------------   ------------
2004 Dispositions
---------------------------
Southwest Walgreens........    Phoenix, AZ              February               93,402         $ 6,650        $ 2,035
Watson Central.............    Warner Robbins, GA         June                227,747           6,000           (483)*
                                                                                         ------------   ------------
  Total for 2004 ...................................................................          $12,650        $ 1,552
                                                                                         ============   ============

                                                                        Square Feet/      Gross Sales      Gain On
         Property                    Location           Date Sold          Acres             Price          Sale
--------------------------    --------------------    ------------    --------------     ------------   ------------
2003 Dispositions
--------------------------
Eckerd.....................   Leesburg, FL               March                12,739          $ 4,050        $   326
Eckerd.....................   Melbourne, FL              March                10,908            2,715            177
                                                                                         ------------   ------------
  First quarter 2003..................................................................          6,765            503
                                                                                         ------------   ------------

Pompano....................   Pompano Beach, FL          April                80,697            3,400            470
Huntcrest outparcels.......   Huntcrest, GA               May             2.94 acres            1,686              -*
Oak Square Joint Venture...   Gainesville, FL            June                    n/a            2,230            901
                                                                                         ------------   ------------
  Second Quarter 2003.................................................................          7,316          1,371
                                                                                         ------------   ------------

CDG (Park Place) LLC JV....   Plano, TX                 September                n/a            4,434          1,209
Heritage Walk..............   Milledgeville, GA         November             159,991           10,000              -*
Stadium Plaza..............   Phenix City, AL           December              70,475            4,800              -*
                                                                                         ------------   ------------

  Total for 2003 .....................................................................        $33,315        $ 3,083
                                                                                         ============   ============

*Properties acquired as part of the IRT Property Company merger.

     The Company classified the results of operations from the properties sold during 2003 and 2004 and held for sale at June 30, 2004 as income from discontinued operations in the accompanying condensed consolidated statements of operations. The condensed consolidated statements of operations for these properties are shown below:

                                                        Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                 -------------------------------    --------------------------------
                                                      2004             2003               2004             2003
                                                 --------------    -------------    --------------    --------------
 Rental revenue................................         $ 2,982          $ 2,838          $  5,304          $  5,428
                                                 --------------    --------------    --------------   --------------
 Property operating expenses...................             614              864             1,371             1,621
 Rental property depreciation and
    amortization...............................             232              331               511               683
                                                 --------------    -------------    --------------    --------------
 Total expenses................................             846            1,195             1,882             2,304
                                                 --------------    -------------    --------------    --------------
 Interest expense..............................            (245)            (383)             (492)             (730)
 Amortization of deferred financing fees.......             (30)             (30)              (60)              (60)
 Equity in income of joint ventures............               -              306                 -               451
 Loss on extinguishment of
 debt..........................................               -                -                 -              (110)
                                                 --------------    -------------    --------------    --------------
Income from discontinued operations............         $ 1,861          $ 1,536          $  2,870          $  2,675
                                                 ==============    =============    ==============    ==============

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

16. New Accounting Pronouncements and Changes
    -----------------------------------------

     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of ARB 51. FIN 46 was revised in December 2003. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, or variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the operating results of a VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. The Company has evaluated the effect of FIN 46 and has determined those cases in which it is the primary beneficiary and has consolidated the operating results of those VIEs. Where the Company has determined it is not the primary beneficiary of the VIE, it reports the VIE under the equity method. The adoption of FIN 46 did not require a change in the accounting treatment of any VIEs owned by the Company. The Company has not become a party to any VIEs during 2003 or 2004.

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

     In December 2003, the FASB issued Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other post retirement benefit plans. It does not change the measurement or recognition provisions of FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of SFAS No. 132 (as revised) did not have a material impact on the Company's financial statements.

17. Commitments and Contingencies
    -----------------------------

     As of June 30, 2004, the Company has pledged letters of credit totaling $1,511 as additional security for certain financings and other activities.

     The Company is subject to litigation in the normal course of business. However, none of the litigation outstanding as of June 30, 2004, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

18. Subsequent Events
    -----------------

     In July 2004, the Company completed the sale of three properties for total consideration of $22,150, comprising an aggregate of 283,000 square feet of gross leasable area.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein, the Company's audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2003 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for an interim period may not give a true indication of results for the entire year.

     Unless the context otherwise requires, all references to "we", "our", "us", "Equity One", and the "Company" in this report refer collectively to Equity One Inc. and its subsidiaries, including joint ventures.

Critical Accounting Policies

     Our 2003 Annual Report on Form 10-K contains a description of the critical accounting policies of the Company, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, impairment testing of goodwill, and joint venture accounting. For the three and six month period ended June 30, 2004, there were no material changes to these policies.

Overview

     During the first six months of 2004 we executed our business strategy as follows:

     o Increased the average rental rate on 185 lease renewals aggregating 451,192 square feet by 4.3% to $13.19 per square foot;

     o Executed 210 new leases totaling 951,045 square feet at an average rental rate of $10.26 per square foot, which net of lost leases resulted in net absorption of 393,268 square feet;

     o Acquired 10 properties totaling $180.2 million, adding over 1.3 million square feet of gross leasable area;

     o Sold two non-core properties for $12.6 million, generating a net $1.6 million gain on sale; and

     o Raised $200 million in an unsecured debt offering with a yield of 3.902% of which $100 million was swapped to a floating rate of 6 month LIBOR in arrears plus 0.4375%.

     The various factors we use to evaluate our second quarter of 2004 operating results are as follows:

     o Increased the rental rate on 103 lease renewals aggregating 206,517 square feet by 4.2% to $13.87 per square foot;

     o Executed 101 new leases totaling 412,783 square feet at an average rental rate of $10.77 per square foot, which net of lost leases resulted in net absorpotion of 232,954 square feet;

     o Acquired 4 properties totaling $72.4 million, adding over 515,000 square feet of gross leasable area; and

     o Sold one non-core property for $6.0 million, generating a $483,000 loss on sale.

Results of Operations

     Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, development and redevelopment. A large portion of the change in our statement of operations line items is related to these changes in the portfolio.

     On February 12, 2003, Equity One, Inc. and IRT Property Company ("IRT") completed a statutory merger. The transaction has been accounted for as a purchase, and the results of Equity One include the activity of IRT since February 12, 2003.

     The following summarizes items from our unaudited condensed consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in 2004 compared to 2003.

                                      ----------------------------------------    ----------------------------------------
                                         For the three month period ended             For the six month period ended
                                                     June 30,                                    June 30,
                                      ----------------------------------------    ----------------------------------------
                                         2004           2003         % Change         2004          2003         % Change
                                      ----------     ----------    -----------    -----------    ----------    -----------
Total rental revenue................    $ 56,448       $ 46,320         21.9%       $109,510       $ 81,980         33.6%
                                      ==========     ==========    ===========    ===========    ==========    ===========
Property operating expenses.........    $ 14,632       $ 12,459         17.4%       $ 28,387       $ 22,760         24.7%
                                      ==========     ==========    ===========    ===========    ==========    ===========
Rental property depreciation and
amortization........................    $  8,857       $  6,755         31.1%       $ 17,010       $ 11,449         48.6%
                                      ==========     ==========    ===========    ===========    ==========    ===========
General and administrative expenses.    $  3,809       $  3,279         16.2%       $  7,261       $  5,520         31.5%
                                      ==========     ==========    ===========    ===========    ==========    ===========
Interest expense....................    $ 11,657       $ 10,205         14.2%       $ 21,984       $ 17,577         25.1%
                                      ==========     ==========    ===========    ===========    ==========    ===========


Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

     Total rental revenue increased by $10.1 million, or 21.9%, to $56.4 million in 2004 from $46.3 million in 2003. The following factors accounted for this difference:

     o    Same property rental revenue increased by approximately $1.0 million;

     o Properties acquired during 2004 increased revenue by approximately $3.5 million;

     o Properties acquired during 2003 increased revenue by approximately $5.5 million; and

     o Other property rental revenue increased by $2.4 million primarily related to the completion of a development property.

     Property operating expenses increased by $2.1 million, or 17.4%, to $14.6 million for 2004 from $12.5 million in 2003. The following factors contributed to this difference:

     o    Same property operating expenses increased by approximately $505,000;

     o Properties acquired during 2004 increased operating expenses by $552,000;

     o Properties acquired during 2003 increased operating expenses by approximately $1.4 million; and

     o    Other property operating expenses decreased by $257,000.

     Rental property depreciation and amortization increased by $2.1 million, or 31.1%, to $8.9 million for 2004 from $6.8 million in 2003. The following factors primarily accounted for this difference:

     o    Properties   acquired   during   2004   increased   depreciation   and
          amortization by approximately $684,000;

     o    Properties   acquired   during   2003   increased   depreciation   and
          amortization by approximately $861,000; and

     o Completed developments and additions to existing properties increased depreciation and amortization by approximately $542,000.

     General and administrative expenses increased by $530,000, or 16.2%, to $3.8 million for 2004 from $3.3 million in 2003. Compensation and employer related expenses increased by $782,000 and all other general office expenses decreased by $252,000.

     Interest expense increased by $1.5 million, or 14.2%, to $11.7 million for 2004 from $10.2 million in 2003. This difference was primarily due to:

     o An increase of $430,000 attributable to the $200 million unsecured senior notes issued during March of 2004;

     o An increase of $349,000 attributable to the debt related to the acquisition of properties during 2004;

     o An increase of $852,000 attributable to the debt related to the acquisition of properties during 2003; and

     o A decrease of $137,000 attributable to an increase in capitalized interest related to development activity.

     Investment income decreased by $149,000 due to the principal repayments received on notes receivable.

     We sold a property in the second quarter of 2004 and have eleven properties that are held for sale as of June 20, 2004. The associated operating results of $1.9 million for these properties are reflected as income from discontinued operations. The 2003 discontinued operations reflect a reclassification of operations for properties sold during 2003 and 2004 and properties held for sale at June 30, 2004. We recognized a loss of $483,000 in the second quarter of 2004 related to the disposal of a property and recognized a gain of $1.4 million in the second quarter of 2003 related to the disposal of three properties.

     As a result of the foregoing, net income increased by $2.2 million, or 13.4%, to $18.5 million for 2004 from $16.3 million in 2003.

Comparison for the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

     Total rental revenue increased by $27.5 million, or 33.6%, to $109.5 million in 2004 from $82.0 million in 2003. The following factors accounted for this difference:

     o The acquisition of IRT in 2003 increased revenue by approximately $9.8 million;

     o    Other   properties   acquired   during  2003   increased   revenue  by
          approximately $11.3 million;

     o Properties acquired during 2004 increased revenue by approximately $4.0 million; and

     o Other property rental revenue increased by $2.4 million primarily related to the completion of a development property, lease-up of vacant space, and rental rate increases.

     Property operating expenses increased by $5.6 million, or 24.7%, to $28.4 million for 2004 from $22.8 million in 2003. The following factors contributed to this difference:

     o The acquisition of IRT increased operating expenses by approximately $815,000;

     o Other properties acquired during 2003 increased operating expenses by approximately $3.0 million;

     o Properties acquired during 2004 increased operating expenses by $1.1 million; and

     o    Other property operating expenses increased by $287,000.

     Rental property depreciation and amortization increased by $5.6 million, or 48.6%, to $17.0 million for 2004 from $11.4 million in 2003. The following factors primarily accounted for this difference:

     o The acquisition of IRT increased depreciation and amortization by approximately $2.4 million;

     o Other properties acquired during 2003 increased depreciation and amortization by approximately $1.7 million;

     o Properties purchased in 2004 increased depreciation and amortization by approximately $786,000; and

     o Completed developments in 2004 and 2003 increased depreciation and amortization by approximately $265,000.

     General and administrative expenses increased by $1.8 million, or 31.5%, to $7.3 million for 2004 from $5.5 million in 2003. Compensation and employer related expenses increased by $1.8 million and other general office expenses decreased by $171,000. These expense increases were due to the increase in staffing resulting from the IRT and other acquisitions.

     Interest expense increased by $4.4 million, or 25.1%, to $22.0 million for 2004 from $17.6 million in 2003. This difference was primarily due to:

     o An increase of $1.4 million attributable to the assumption of mortgage loans and senior unsecured debt in the acquisition of IRT in 2003;

     o An increase of $1.7 million attributable to the debt related to the acquisition of properties during 2003;

     o An increase of $1.5 million attributable to the $200 million unsecured senior notes issued during March of 2004; and

     o A decrease of $265,000 attributable to an increase in capitalized interest related to development activity.

     Investment income decreased by $472,000 due to the principal repayments received on notes receivable.

     During 2003, we repaid various mortgage notes prior to their stated maturities and incurred a loss on the extinguishment of debt of $513,000.

     We sold two properties during the six months ended June 30, 2004 and have eleven properties that are held for sale as of June 30, 2004. The associated operating results of $2.9 million for these properties are reflected as income from discontinued operations. The 2003 discontinued operations reflect a reclassification of operations for properties sold during 2003 and 2004 and properties held for sale at June 30, 2004. We recognized a gain of $1.6 million in the first half of 2004 related to the disposal of two properties and recognized a gain of $1.9 million in the first half of 2003 related to the disposal of five properties.

     As a result of the foregoing, net income increased by $10.1 million, or 35.1%, to $38.8 million for 2004 from $28.7 million in 2003.

FUNDS FROM OPERATIONS

     We believe Funds From Operations ("FFO") (combined with the primary GAAP presentations) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry and in particular, REITs. The National Association of Real Estate Investment Trusts ("NAREIT") stated in its April 2002 White Paper on Funds from Operations, "Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves."

     FFO, as defined by NAREIT,  is "net income  (computed  in  accordance  with
GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures". Its states further that "[a] adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." We believe that financial analysts, investors and stockholders are better served by the clearer presentation of comparable period operating results generated from our FFO measure. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

     FFO is presented to assist investors in analyzing our operating performance. FFO (i) does not represent cash flow from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs, including the ability to make distributions, (iii) is not an alternative to cash flow as a measure of liquidity, and (iv) should not be considered as an alternative to net income (which is determined in accordance with GAAP) for purposes of evaluating our operating performance. We believe net income is the most directly comparable GAAP measure to FFO.

     The following table illustrates the calculation of FFO for the three and six month periods ended June 30, 2004 and 2003 (in thousands):

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                         June 30,
                                                  -----------------------------    ----------------------------
                                                      2004             2003            2004             2003
                                                  -------------    ------------    ------------     -----------
 Net income .....................................      $ 18,535        $ 16,352        $ 38,774        $ 28,696
   Adjustments:
     Rental property depreciation and
       amortization, including discontinued
       operations................................         9,089           7,086          17,521          12,132
     Loss (gain) on disposal of income producing
       properties................................           483          (1,371)         (1,552)         (1,874)
     Minority interest...........................           174             238             373             379
 Other Items:
    Interest on convertible partnership units ...             -             (22)              -              43
     Pro-rata share of real estate depreciation
        from joint ventures
        .........................................            66             139             130             300
                                                  -------------    ------------    ------------    ------------
Funds from operations ..........................       $ 28,347        $ 22,422        $ 55,246        $ 39,676
                                                  =============    ============    ============    ============

     FFO increased by $5.9 million, or 26.4%, to $28.3 million for the three months ended June 30, 2004, from $22.4 million for the comparable period of 2003. FFO increased by $15.6 million, or 39.2%, to $55.2 million for the six months ended June 30, 2004 from $39.7 million for the comparable period of 2003.

     The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

                                                         Three Months Ended            Six Months Ended
                                                            June 30,                       June 30,
                                                   -----------------------------   ---------------------------
                                                       2004             2003           2004            2003
                                                   -------------    ------------   ------------    -----------
Earnings per diluted share*.......................     $   0.26        $   0.26       $   0.55       $   0.52
  Adjustments:
    Rental property depreciation and
      amortization, including discontinued
      operations..................................         0.13            0.12           0.25           0.21
    Loss (gain) on disposal of income producing
      properties..................................         0.01           (0.02)         (0.02)         (0.03)
  Other items:
    Pro-rata share of real estate depreciation
    from joint ventures...........................            -               -              -           0.01
                                                   -------------    ------------   ------------    -----------
Funds from operations per diluted share...........     $   0.40        $   0.36       $   0.78       $   0.71
                                                   =============    ============   ============    ===========

* Earnings per diluted share reflect the add-back of interest on convertible partnership units and the minority interest(s) which are convertible to shares of our common stock.

CASH FLOWS

     Net cash provided by operations of $64.5 million for the six months ended June 30, 2004 included: (i) net income of $38.8 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $15.7 million, and
(iii) a net change in operating liabilities and operating assets that increased cash flow by $10.0 million, compared to net cash provided by operations of $38.1 million for the six months ended June 30, 2003, which included (i) net income of $28.7 million, (ii) adjustments for non-cash items which increased cash flow by $11.2 million, and (iii) a net change in operating liabilities and operating assets that reduced cash flow by $1.8 million.

     Net cash used in investing activities of $161.0 million for the six months ended June 30, 2004 included: (i) the acquisition of two parcels of land held for future development and eight shopping centers for $136.0 million, (ii) construction, development and other capital improvements of $21.4 million, (iii) increased leasing costs of $4.2 million, (iv) an increase in cash held in escrow of $5.8 million, and (v) the purchase of securities held for investment for $7.2 million, offset by (a) proceeds from the sale of two properties of $7.6 million, and (b) proceeds from payment of notes receivable of $6.1 million. These amounts should be compared to net cash used in investing activities of $185.3 million for the six months ended June 30, 2003 which included: (i) the acquisition of one parcel of land and a supermarket for $5.2 million, (ii) construction, development and other capital improvements of $16.2 million and (iii) the acquisition of IRT for $187.6 million, net of cash received, offset by (a) proceeds from the sale of properties and a joint venture interest of $11.5 million, (b) release of escrowed funds related to property sales which were utilized for tax deferred exchanges of $9.5 million, and (c) proceeds from payment of notes receivable of $2.8 million.

     Net cash provided by financing activities of $95.5 million for the six months ended June 30, 2004 included: (i) net proceeds from the issuance of senior notes of $199.8 million, (ii) net proceeds from the issuance of common stock of $23.2 million, and (iii) proceeds from repayment of notes receivable of $3.0 million, offset by (a) the repayment of one mortgage note for $1.4 million and monthly principal payments on mortgage notes of $4.7 million, (b) cash dividends paid to common stockholders of $39.4 million, (c) repayments under revolving credit facilities of $81.5 million (d) an increase in deferred financing costs of $3.0 million related to the issuance of senior notes, and (e) other miscellaneous uses of $605,000 compared to net cash provided by financing activities of $146.4 million for the six months ended June 30, 2003 which included: (i) net borrowings on the revolving credit facilities of $67.9 million, (ii) net proceeds from the issuance of common stock of $157.5 million, and (iii) proceeds from repayment of notes receivable from the issuance of common stock of $3.5 million offset by (a) the payoff of six mortgage notes for $44.1 million and monthly principal payments on mortgage notes of $4.0 million,
(b) cash dividends paid to common stockholders of $33.2 million, and (c) other miscellaneous uses of $1.2 million.

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

     The following table presents mortgage notes payable as of June 30, 2004 and December 31, 2003:

                                                         June 30,         December 31,
                                                           2004              2003
                                                     ---------------    --------------
                                                                 (in thousands)
  Mortgage Notes Payable
    Fixed rate mortgage loans.....................        $ 497,741          $ 459,103
    Unamortized premium (discount) on mortgage
      notes payable...............................           11,035             11,779
                                                     ---------------    --------------
        Total.....................................        $ 508,776          $ 470,882
                                                     ===============    ==============

     Each of the existing mortgage loans is secured by a mortgage on one or more of the Company's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $173.1 million contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. The Company is in the process of seeking consents from the lenders to address these issues. In the event that the requested assurances or consents are not obtained and the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company's results of operations or financial condition.

     The following table presents unsecured senior notes payable as of June 30, 2004 and December 31, 2003:

                                                                 June 30,     December 31,
                                                                   2004           2003
                                                              ------------   -------------
                                                                         (in thousands)
  Unsecured Senior Notes Payable
    7.77% Senior Notes, due 4/1/06.........................      $ 50,000       $ 50,000
    7.25% Senior Notes, due 8/15/07........................        75,000         75,000
    3.875% Senior Notes, due 4/15/09.......................       200,000              -
    7.84% Senior Notes, due 1/23/12........................        25,000         25,000
    Unamortized premium (discount) on unsecured senior
      notes payable........................................        10,550         12,439
                                                             -------------   ------------
        Total..............................................      $360,550       $162,439
                                                             =============   ============

     The indentures under which the notes were issued have several covenants which limit the Company's ability to incur debt; require the Company to maintain unencumbered assets ratio and limit the Company's ability to consolidate, sell, lease, or convey substantially all of its assets to, or merge with any other entity. These notes have also been guaranteed by most of the Company's subsidiaries. The interest rate on the 7.77% senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating.

     The following table presents the unsecured revolving credit facilities as of June 30, 2004 and December 31, 2003:

                                                       June 30,     December 31,
                                                         2004          2003
                                                     ------------   -----------
                                                            (in thousands)
        Unsecured Revolving Credit Facilities

          Wells Fargo...............................  $ 80,500      $ 162,000
          City National Bank........................        41              -
                                                     ----------    ----------
            Total...................................  $ 80,541      $ 162,000
                                                     ==========    ==========

     The Company has a $340,000 unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company's option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company's senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company's subsidiaries. Based on the Company's current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $170,000 a $35,000 swing line facility for short term borrowings, a $20,000 letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400,000. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company`s ability to pay dividends would be limited to the amount necessary to maintain the Company's status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. As of June 30, 2004, the Company had $80,500 outstanding on this credit facility. The weighted average interest rate as of June 30, 2004 was 2.05%, including the effect of interest rate swaps.

     The Company has a $5,000 unsecured credit facility with City National Bank of Florida, of which $41 was outstanding as of June 30, 2004. This facility also provides collateral for $1,456 in outstanding letters of credit.

     As of June 30, 2004, the availability under the various credit facilities was approximately $113,901 net of outstanding balances and letters of credit.

     As of June 30, 2004, scheduled principal amortization and the balances due at the maturity of our various mortgage and unsecured senior notes payable and revolving credit facilities (excluding unamortized premium or discount) are as follows (in thousands):

                             Secured Debt                       Unsecured Debt
                   ------------------------------    ------------------------------
                                                                         Revolving            Total
                      Schedule         Balloon          Unsecured          Credit        Principal Balance
      Year          Amortization      Payments        Senior Notes       Facilities       Due at Maturity
 --------------    --------------   -------------    --------------   --------------    ------------------
 2004..........     $     5,100       $    2,727      $         -       $       41           $      7,868
 2005..........          10,420           30,093                -                -                 40,513
 2006..........          10,660           24,758           50,000           80,500                165,918
 2007..........          10,804            2,864           75,000                -                 88,668
 2008..........          10,902           40,104                -                -                 51,006
 2009..........          10,592           24,332          200,000                -                234,924
 2010..........           9,396          107,551                -                -                116,947
 2011..........           7,230           93,433                -                -                100,663
 2012..........           5,952           40,056           25,000                -                 71,008
 2013..........           5,526                -                -                -                  5,526
 Thereafter....          36,447            8,794                -                -                 45,241
                   ------------      -----------     ------------      -----------          -------------
     Total.....     $   123,029       $  374,712      $   350,000       $   80,541           $    928,282
                   ============      ===========     ============      ===========          =============

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

DEVELOPMENTS AND REDEVELOPMENTS
-------------------------------

     As of June 30, 2004, we have over 20 development and redevelopment projects underway or in the planning stage totaling approximately $57.8 million of asset value, and based on current plans and estimates, requiring approximately $19.0 million of additional capital to complete beyond the $38.8 million already invested. These include:

     o CVS Plaza in Miami, Florida where we are completing the lease up of the non-anchor space at a new 29,204 square foot drug store-anchored shopping center that we built across the street from our recently completed Publix supermarket anchored Plaza Alegre shopping center;

     o Shops at Skylake in North Miami Beach, Florida, where we are in the process of adding 29,000 square feet of retail and office space;

     o Bandera Festival in San Antonio, Texas; Centre Point in Smithfield, North Carolina; Eustis Square in Eustis, Florida; Gulf Gate Plaza in Naples, Florida; Oakbrook Square in Palm Beach Gardens, Florida and Venice Plaza in Venice, Florida, where we have reconfigured and redeveloped previously vacant anchor and other space and are completing the associated lease-up;

     o Ambassador Row Courtyard in Lafayette, Louisiana where we are reconfiguring a portion of the center and adding an out parcel; and

     o The development of two supermarket-anchored shopping centers, one in Homestead, Florida and the other in McDonough, Georgia, both on parcels of land we currently own and control.

     These developments and redevelopments are scheduled for completion between the third quarter of 2004 and early 2006.

     During the second quarter of 2004, we completed and leased $11.2 million of development projects resulting in anticipated incremental net operating income of approximately $1.4 million on an annualized basis. During the six month period ended June 30, 2004, we completed and leased a total of $39.4 million of development projects resulting in incremental net operating income of approximately $4.4 million on an annualized basis.

EQUITY
------

     For the three months ended June 30, 2004, we issued 610,000 shares of our common stock at prices ranging from $16.83 to $18.03 per share and for the six months ended June 30, 2004, we issued 1,207,000 shares of our common stock at prices ranging from $16.83 to $18.99 per share pursuant to our Divided
Reinvestment and Stock Purchase Plan. As of June 30, 2004, we have 942,000 shares remaining for sale under that plan.

FUTURE CAPITAL REQUIREMENTS
---------------------------

     We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected.

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

INFLATION

     Many of our leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rents based on tenant gross sales above predetermined levels, which rents generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk
------------------

     The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of the Company's debt will move in the same direction. We intend to utilize variable rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and for other operating needs. With respect to our fixed rate mortgage notes and fixed rate senior unsecured notes, changes in interest rates generally do not affect the Company's interest expense as these notes are predominantly at fixed-rates for extended terms. Because the Company has the intent to hold its existing fixed rate notes either to maturity or until the sale of the associated property, these fixed-rate notes pose interest rate risk to the Company's results of operations or its working capital position only upon the refinancing of that mortgage. The Company's possible risk is from increases in long-term interest rates that may occur over a period of several years, as this may decrease the overall value of its real estate.

     As of June 30, 2004, we had approximately $171.6 million of outstanding floating rate debt, including $100 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements. We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2004, in relation to our $960.9 million of outstanding debt, our $1.9 billion of total assets and the $2.2 billion total market capitalization as of that date.

     If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.7 million. If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.7 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $171.6 million (including the $100 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of June 30, 2004.

     The fair value of our fixed rate debt is $784.2 million, which includes the mortgage notes, fixed rate portion of the senior unsecured notes payable, and the hedged portion of the revolving credit facility (excluding the unamortized premium/discount). If interest rates increase by 1%, the fair value of our total  fixed  rate  debt  would  decrease  by  approximately  $66.6 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $2.7 million. This assumes that our total outstanding fixed rate debt remains at $789.3 million, the balance as of June 30, 2004.

Hedging Activities
------------------

     To manage our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative instruments for speculative purposes. We require that the hedging derivative instruments be effective in managing interest rate risk exposure. This effectiveness is essential to qualify for hedge accounting. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income or loss and in accounts payable and accrued expenses and in those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.

     Hedges that meet these hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market and the change included in net income.

     The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the hedge agreements. The Company believes that it mitigates its credit risk by entering into these agreements with major financial institutions. Net interest differentials to be paid or received under a swap contract and/or collar agreement are included in interest expense as incurred or earned.

     In conjunction with our policy to manage interest rate risk, we have entered into interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in variable interest rates, such as LIBOR. Under certain of the swaps, we receive LIBOR based payments and pay a fixed rate. Under one of the swap agreements, we have hedged $100 million of the $200 million fixed rate unsecured senior notes due April 15, 2009 to a variable interest rate equal to the six month LIBOR rate in arrears plus 0.4375% to lower the overall effective borrowing rate.

     A summary of the terms of the derivative instruments, as of June 30, 2004, and a reconciliation of the fair value and adjustments to accumulated other comprehensive loss are as follows (in thousands):

     Hedge type...............................................................              Cash Flow
     Description..............................................................                   Swap
     Range of notional amounts................................................     $10,000 - $100,000
                                                                                 ====================
         Total................................................................               $120,000
                                                                                 ====================
     Range of interest rates..................................................        1.92% - 3.875%
     Range of maturity dates..................................................     3/14/05 - 4/15/09
     Total accumulated other comprehensive loss at December 31, 2003..........               $   (122)
     Change in fair value for the six months ended June 30, 2004..............                 (4,848)
                                                                                 --------------------
     Total accumulated other comprehensive loss at June 30, 2004..............               $ (4,970)
                                                                                 ====================

     The estimated fair value of our financial instruments has been determined, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

Other Market Risks
------------------

     As of June 30, 2004, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

     There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 21, 2004. At the meeting, the stockholders voted:

     (1)  To elect nine nominees to the Board of Directors:

                                             For         Withheld
                                         -----------    ----------

              Noam Ben-Ozer              62,084,479       343,579
              Robert L. Cooney           62,084,596       343,461
              Patrick L. Flinn           62,084,509       343,549
              Nathan Hetz                62,084,479       343,579
              Chaim Katzman              62,082,493       345,564
              Peter Linneman             62,084,336       343,721
              Shaiy Pilpel               62,083,999       344,059
              Dori Segal                 62,084,479       343,579
              Doron Valero               62,082,454       345,604


     (2)  To approve the Company's 2004 Employee Stock Purchase Plan as follows:

                      For                   Against              Abstain            Unvoted/Broker Non-Votes
              ---------------------    -----------------    -----------------    -------------------------------
                    21,368,068              758,651             24,186,756                16,114,588


     The annual meeting was adjourned until July 28, 2004. At the reconvened meeting, the stockholders voted to approve the Company's Amended and Restated 2000 Executive Incentive Compensation Plan as follows:

                      For                   Against              Abstain            Unvoted/Broker Non-Votes
              ---------------------    -----------------    -----------------    -------------------------------
                    42,053,903             4,030,895             228,673                  16,114,588

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

            (b)   Reports on Form 8-K:

     During the quarterly period ended June 30, 2004, the Company filed the following reports on Form 8-K:

     None.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Date: August 9, 2004              EQUITY ONE, INC.

                                       /s/ HOWARD M. SIPZNER
                                           -----------------------------------
                                           Howard M. Sipzner
                                           Executive Vice President and
                                           Chief Financial Officer
                                          (Principal Accounting and Financial
                                           Officer)

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