Form 10-Q
period 2004-09-30
EQUITY ONE INC
filed 2004-11-08
CIK 1042810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                          Commission File No. 001-13499


                                EQUITY ONE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


              Maryland                                     52-1794271
  -------------------------------                     -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


         1696 N.E. Miami Gardens Drive
            N. Miami Beach, Florida 33179
     ---------------------------------------             ----------
     (Address of principal executive offices)            (Zip Code)


                                 (305) 947-1664
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                 Yes [X]  No [ ]


Applicable only to Corporate Issuers:

As of the close of business on November 2, 2004, 73,090,681 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

                                EQUITY ONE, INC.

                                    FORM 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements                                                                             Page

           Condensed Consolidated Balance Sheets
           As of September 30, 2004 and December 31, 2003 (unaudited)......................................    1

           Condensed Consolidated Statements of Operations
           For the three and nine month periods ended September 30, 2004 and 2003 (unaudited)..............    3

           Condensed Consolidated Statements of Comprehensive Income
           For the three and nine month periods ended September 30, 2004 and 2003 (unaudited)..............    5

           Condensed Consolidated Statement of Stockholders' Equity
           For the nine month period ended September 30, 2004 (unaudited)..................................    6

           Condensed Consolidated Statements of Cash Flows
           For the nine month periods ended September 30, 2004 and 2003 (unaudited)........................    7

           Notes to the Condensed Consolidated Financial Statements (unaudited)............................   10

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........   26

Item 3.    Quantitative and Qualitative Disclosures about Market Risk......................................   37

Item 4.    Controls and Procedures.........................................................................   39

                                               PART II - OTHER INFORMATION

Item 1.      Legal Proceedings ............................................................................   40

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...................................   40

Item 3.      Defaults upon Senior Securities ..............................................................   40

Item 4.      Submission of Matters to a Vote of Security Holders ..........................................   40

Item 5.      Other Information ............................................................................   40

Item 6.      Exhibits......................................................................................   41

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                                               September 30,      December 31,
                                                                                   2004                2003
                                                                              --------------     --------------
                                   ASSETS
PROPERTIES:
   Income producing........................................................      $ 1,777,783       $ 1,594,579
   Less: accumulated depreciation..........................................          (86,871)          (66,406)
                                                                              --------------     -------------
                                                                                   1,690,912         1,528,173

   Construction in progress and land held for development..................           44,652            74,686
   Properties held for sale................................................           12,232            14,440
                                                                              --------------     -------------
      Properties, net......................................................        1,747,796         1,617,299

CASH AND CASH EQUIVALENTS...................................................           1,988               966

CASH HELD IN ESCROW.........................................................           8,734                 -

ACCOUNTS AND OTHER RECEIVABLES, NET.........................................          12,135            13,492

SECURITIES AVAILABLE FOR SALE................................................         29,405                 -

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES................................          2,803             2,861

GOODWILL ....................................................................         14,184            14,014

OTHER ASSETS.................................................................         58,211            28,754
                                                                              --------------     -------------
TOTAL........................................................................    $ 1,875,256       $ 1,677,386
                                                                              ==============     =============
                                                                                                    (continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                                                   September 30,        December 31,
                                                                                        2004                2003
                                                                                  ---------------      --------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
NOTES PAYABLE
   Mortgage notes payable.....................................................          $ 480,739           $ 459,103
   Unsecured revolving credit facilities.....................................              64,000             162,000
   Unsecured senior notes payable............................................             350,000             150,000
                                                                                  ---------------      --------------
                                                                                          894,739             771,103

   Unamortized premium/discount on notes payable.............................              20,354              24,218
                                                                                  ---------------      --------------
      Total notes payable....................................................             915,093             795,321

OTHER LIABILITIES
   Accounts payable and accrued expenses.....................................              42,564              25,211
   Tenant security deposits..................................................               8,324               7,706
   Other liabilities.........................................................               3,633               5,924
                                                                                  ---------------      --------------
      Total liabilities......................................................             969,614             834,162
                                                                                  ---------------      --------------
MINORITY INTERESTS...........................................................               1,388              12,672
                                                                                  ---------------      --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value - 10,000 shares authorized but unissued..                   -                   -
   Common stock, $0.01 par value - 100,000 shares authorized, 72,864 and 69,353
      shares issued and outstanding for 2004 and 2003, respectively..........                 728                 694
   Additional paid-in capital................................................             903,569             843,678
   Retained earnings.........................................................              10,429                   -
   Accumulated other comprehensive income (loss).............................               2,104                (122)
   Unamortized restricted stock compensation..................................            (11,988)            (10,091)
   Notes receivable from issuance of common stock.............................               (588)             (3,607)
                                                                                  ---------------      --------------

      Total stockholders' equity..............................................            904,254             830,552
                                                                                  ---------------      --------------
TOTAL........................................................................          $1,875,256          $1,677,386
                                                                                  ===============      ==============
                                                                                                           (Concluded)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                           Three Months Ended        Nine Months Ended
                                                              September 30,             September 30,
                                                         ----------------------    ----------------------
                                                           2004          2003        2004          2003
                                                         ---------    ---------    ---------    ---------
RENTAL REVENUE:
   Minimum rents .....................................   $  44,851    $  37,217    $ 129,034    $  99,305
   Expense recoveries ................................      12,865       10,243       35,686       27,902
   Termination fees ..................................         210          300          618          787
   Percentage rent payments ..........................         282          307        1,899        1,679
                                                         ---------    ---------    ---------    ---------
      Total rental revenue ...........................      58,208       48,067      167,237      129,673
                                                         ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
   Property operating expenses .......................      15,656       13,263       43,880       35,911
   Rental property depreciation and amortization .....       9,005        7,231       25,934       18,654
   General and administrative expenses ...............       3,722        2,737       10,980        7,936
                                                         ---------    ---------    ---------    ---------
       Total costs and expenses ......................      28,383       23,231       80,794       62,501
                                                         ---------    ---------    ---------    ---------

INCOME BEFORE OTHER INCOME AND EXPENSES, DISCONTINUED
   OPERATIONS AND MINORITY INTEREST ..................      29,825       24,836       86,443       67,172

OTHER INCOME AND EXPENSES:

   Interest expense ..................................     (12,172)      (9,920)     (34,156)     (27,819)
   Amortization of deferred financing fees ...........        (379)        (230)        (990)        (764)
   Investment income .................................       1,210           66        1,612          940
   Other income ......................................         174           48          296          138
   Loss on extinguishment of debt ....................        --           --           --           (513)
                                                         ---------    ---------    ---------    ---------

INCOME BEFORE DISCONTINUED OPERATIONS AND MINORITY
   INTEREST ..........................................      18,658       14,800       53,205       39,154
                                                         ---------    ---------    ---------    ---------

DISCONTINUED OPERATIONS:
   Income from rental properties sold or held for sale          67        1,467        3,145        4,314
   Gain on disposal of income producing properties ...      12,215        1,209       13,767        3,083
                                                         ---------    ---------    ---------    ---------
     Income from discontinued operations .............      12,282        2,676       16,912        7,397
                                                         ---------    ---------    ---------    ---------

INCOME BEFORE MINORITY INTEREST ......................      30,940       17,476       70,117       46,551
MINORITY INTEREST ....................................        (239)        (227)        (642)        (606)
                                                         ---------    ---------    ---------    ---------

NET INCOME ...........................................   $  30,701    $  17,249    $  69,475    $  45,945
                                                         =========    =========    =========    =========
                                                                                               (continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                             -----------------------   -----------------------
                                                2004         2003        2004          2003
                                             ----------   ----------   ----------   ----------
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE
   Income before discontinued operations     $     0.26   $     0.23   $     0.76   $     0.67
   Income from discontinued operations....         0.17         0.04         0.24         0.13
                                             ----------   ----------   ----------   ----------
     Total basic earnings per share ......   $    0.43    $     0.27   $     1.00   $     0.80
                                             ==========   ==========   ==========   ==========
NUMBER OF SHARES USED IN COMPUTING
   BASIC EARNINGS PER SHARE ..............       70,626       63,777       69,820       57,348
                                             ==========   ==========   ==========   ==========
DILUTED EARNINGS PER SHARE
   Income before discontinued operations     $     0.26   $     0.23   $     0.74   $     0.66
   Income from discontinued operations....         0.17         0.04         0.24         0.13
                                             ----------   ----------   ----------   ----------
     Total diluted earnings per share.....   $     0.43   $     0.27   $     0.98   $     0.79
                                             ==========   ==========   ==========   ==========
NUMBER OF SHARES USED IN COMPUTING
   DILUTED EARNINGS PER SHARE ............       72,327       65,523       71,525       58,977
                                             ==========   ==========   ==========   ==========
                                                                                    (concluded)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                      -----------------------   -----------------------
                                                          2004         2003        2004          2003
                                                      ----------   ----------   ----------   ----------
NET INCOME............................................$   30,701   $   17,249   $   69,475   $   45,945

OTHER COMPREHENSIVE INCOME (LOSS):
    Net unrealized holding gain on securities
      available for sale..............................     3,970            -        3,970           47
    Change in fair value of cash flow hedges..........     3,104       (1,995)       1,744)      (1,995)
                                                      ----------   ----------   ----------   ----------

COMPREHENSIVE INCOME..................................$   37,775   $   15,254   $   71,701   $   43,997
                                                      ==========   ==========   ==========   ==========

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------


                                                                                                   Notes
                                                                  Accumulated     Unamortized    Receivable
                                        Additional                   Other        Restricted        from            Total
                              Common     Paid-In      Retained    Comprehensive      Stock       Issuance of     Stockholders
                              Stock      Capital      Earnings    Income/(Loss)   Compensation   Common Stock       Equity
                            --------    ----------    ---------    -----------    ------------   ------------    ------------
BALANCE,
JANUARY 1, 2004............ $    694    $  843,678    $      -    $      (122)    $  (10,091)    $    (3,607)    $   830,552

 Issuance of common stock         34        60,638           -              -          (1,897)             -          58,775

 Stock issuance costs......        -          (166)          -              -               -              -            (166)

Repayment of notes
  receivable from issuance
  of common stock..........        -             -           -              -               -          3,019           3,019

 Net income................        -             -      69,475              -               -              -          69,475

 Dividends paid............        -          (581)    (59,046)             -               -              -         (59,627)

Other comprehensive income
  (loss)...................        -             -           -          2,226               -              -           2,226
                            --------    ----------   ---------    -----------     -----------    -----------     -----------

BALANCE,
SEPTEMBER 30, 2004......... $    728    $  903,569   $  10,429    $     2,104     $   (11,988)   $      (588)    $   904,254
                            ========    ==========   =========    ===========     ===========    ===========     ===========

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                            -----------------------
                                                                               2004         2003
                                                                            ----------   ----------
OPERATING ACTIVITIES:
Net income...............................................................   $   69,475   $   45,945
 Adjustments to reconcile net income to net cash provided by operating activities:
   Straight line rent adjustment..........................................      (2,715)      (1,212)
   Provision for losses on accounts receivable............................         561          359
   Amortization of premium/discount on notes payable......................      (3,693)      (2,465)
   Amortization of deferred financing fees................................         990          764
   Amortization of deferred financing fees included in discontinued
   operations.............................................................          89           90
   Rental property depreciation and amortization..........................      25,934       18,654
   Rental property depreciation and amortization included in discontinued
      operations..........................................................         864        1,052
   Amortization of restricted stock.......................................       3,800        1,851
   Equity in losses of joint ventures.....................................          58          117
   Gain on sale of securities.............................................        (593)          (9)
   Loss on extinguishment of debt.........................................           -          623
   Gain on disposal of real estate........................................     (13,767)      (3,083)
   Minority interests.....................................................         642          606
Changes in assets and liabilities:
   Accounts and other receivables........................................          950       (1,460)
   Other assets..........................................................      (15,034)      (6,438)
   Accounts payable and accrued expenses.................................       15,793        5,975
   Tenant security deposits..............................................          618          503
   Other liabilities.....................................................         (741)        (283)
                                                                            ----------   ----------
   Net cash provided by operating activities.................................   83,231       61,589
                                                                            ----------   ----------
INVESTING ACTIVITIES:
   Additions to and purchases of properties...............................    (140,741)    (130,520)
   Additions to construction in progress..................................     (19,567)      (8,927)
   Proceeds from disposal of properties and joint venture interests.......      51,701       13,733
   (Increase) decrease in cash held in escrow.............................      (8,734)      12,897
   Distributions received from joint ventures.............................           -          940
   Proceeds from repayment of notes receivable............................       6,080        2,808
   Proceeds from sale of securities available for sale....................       5,814          977
   Increase in deferred leasing costs.....................................      (5,522)      (2,719)
   Cash used to purchase securities available for sale....................     (30,653)           -
   Cash used in the purchase of IRT.......................................           -     (189,382)
   Cash acquired in the IRT acquisition...................................           -        1,756
                                                                            ----------   ----------
Net cash used in investing activities.....................................    (141,622)    (298,437)
                                                                            ----------   ----------
                                                                                         (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                            -----------------------
                                                                               2004         2003
                                                                            ----------   ----------
FINANCING ACTIVITIES:
   Repayment of mortgage notes payable....................................  $ ( 23,122)  $ (54,369)
   Net (repayment) borrowings under revolving credit facilities...........     (98,000)     107,000
   Proceeds from senior debt offering.....................................     199,750            -
   Increase in deferred financing costs...................................      (3,066)      (1,075)
   Proceeds from stock subscription and issuance of common stock..........      41,116      232,544
   Stock issuance costs...................................................        (166)      (1,660)
   Repayment of notes receivable from issuance of common stock............       3,019        3,505
   Cash dividends paid to stockholders....................................     (59,627)     (51,373)
   Distributions to minority interests....................................        (491)        (668)
                                                                            ----------   ----------
Net cash provided by financing activities.................................      59,413      233,904
                                                                            ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................       1,022       (2,944)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................         966        2,944
                                                                            ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD..................................  $    1,988   $        -
                                                                            ==========   ==========
                                                                                         (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                            -----------------------
                                                                               2004         2003
                                                                            ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest, net of amount capitalized......................  $   30,905   $   27,003
                                                                            ==========   ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Change in unrealized holding gain on securities available for sale.....  $    3,970   $       47
                                                                            ==========   ==========
   Change in fair value of cash flow hedges...............................  $   (1,744)  $   (1,995)
                                                                            ==========   ==========
   Issuance of restricted stock...........................................  $    5,448   $    7,534
                                                                            ==========   ==========
   Note receivable from sale of property and joint venture interest.......  $    4,700   $    6,762
                                                                            ==========   ==========

The Company acquired and assumed various mortgage notes in connection with the acquisition of rental properties:
     Fair value of rental property and other assets acquired..............  $   92,735   $   50,463
     Assumption of mortgage notes payable.................................     (44,758)     (27,502)
     Fair value adjustment of mortgage notes payable......................        (182)      (3,182)
                                                                            ----------   ----------
     Cash paid for rental properties......................................  $   47,795   $   19,779
                                                                            ==========   ==========
The Company issued senior unsecured notes:
     Face value of notes..................................................  $  200,000
     Discount.............................................................        (250)
                                                                            ----------
     Cash received........................................................  $  199,750
                                                                            ==========

The Company acquired all of the outstanding common stock of IRT for $763,047, including transaction costs:

     Fair value of assets acquired, including goodwill....................               $  763,047
     Assumption of liabilities, unsecured senior notes and mortgage
      notes payable.......................................................                 (319,598)
     Fair value adjustment of unsecured senior notes and mortgage
      notes payable.......................................................                  (22,330)
     Common stock issued..................................................                 (231,737)
                                                                                         ----------
     Cash paid for IRT acquisition, including transaction costs...........               $  189,382
                                                                                         ==========
                                                                                         (Concluded)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share and square feet amounts)

1. Organization
   ------------

     Equity One, Inc. operates as a self-managed real estate investment trust ("REIT") that principally acquires, renovates, develops and manages community and neighborhood shopping centers located predominantly in high growth markets in the southern United States and in the Boston, Massachusetts metropolitan area. These shopping centers are primarily anchored by national and regional supermarket chains or other necessity-oriented retailers such as drug stores or discount retail stores.

     The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries, including those partnerships of which it has financial and operating control. Equity One, Inc. and its subsidiaries are hereinafter referred to as "the consolidated companies" or "the Company." The Company has a 50% investment in two joint ventures of which the Company is not the primary beneficiary and, accordingly, uses the equity method of accounting for these joint ventures.

     As of September 30, 2004, the Company's portfolio of neighborhood shopping centers is located in twelve states in the southern United States and consists of 182 properties, encompassing 127 supermarket-anchored shopping centers, 9 drug store-anchored shopping centers, 41 other retail-anchored shopping centers, one self-storage facility, one industrial property, and three retail developments, as well as non-controlling interests in two joint ventures which own commercial real estate property. In October 2004, the Company completed the acquisition of six retail properties in the Boston, Massachusetts metropolitan area, totaling 391 square feet for total consideration of $119,800, including the assumption of $12.100 of mortgage indebtedness.

2. Basis of Presentation
   ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and with Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related footnotes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

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

3. IRT Merger
   ----------

     On February 12,  2003,  the Company  completed a statutory  merger with IRT
Property Company ("IRT"). The Company entered into the merger to acquire 93 properties comprising an aggregate of approximately 10,041,000 square feet of gross leasable area and to create one of the largest shopping center REITs focusing on the southeastern United States. The merger provided the Company with a unique business opportunity to increase its portfolio of properties and enhance its core portfolio by broadening its concentration in existing markets and expanding into new markets. This provided the Company with a more stable earnings stream as a majority of the properties are in high-growth areas of the southeastern United States. The Company's board of directors a leading shopping center REIT and provide synergies because of the Company's experience, geographic locations, greater market capitalization, opportunity for further growth and liquidity. These factors contributed to a purchase price that resulted in $11,738 of goodwill. The acquisition of IRT was accounted for using the purchase method and the results of IRT are included in the Company's financial statements since the date of its acquisition. The aggregate purchase price for the acquisition was $763,047 (including transaction costs and assumed debt), consisting of the payment of $189,382 in cash, the issuance of 17,490 shares of the Company's common stock valued at $231,737 and the assumption of $341,928 of outstanding debt, premium on notes payable, and other liabilities. The value of the Company's common stock was determined based on the average market price over the 3-day period before and after the terms of the acquisition were agreed to and announced. There were no contingent payments, options, or commitments specified in the agreement.

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

     Total interest expense capitalized to land held for development and construction in progress was $676 and $715 for the three months ended September 30, 2004 and 2003, respectively, and $2,208 and $1,982 for the nine months ended September 30, 2004 and 2003, respectively.

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

     The Company allocates the purchase price of acquired companies and properties to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Fair value is defined as the amount at which that asset could be bought or sold in a current transaction between willing parties (other than in a forced or liquidation sale). In order to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, the Company identifies and estimates the fair value of the land, buildings and improvements, reviews the leases to determine the existence of, and estimates the fair value of, any contractual or other legal rights and investigates the existence of, and estimates the fair value of, any other identifiable intangible assets. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

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

         The Company has completed the following individual property acquisitions:

2004 Acquisition Activity
                                                                            Square       Purchase
  Date Purchased           Property Name             City         State    Feet/Acres      Price
-------------------   --------------------------  -------------  -------  ------------  ----------
Feb. 3, 2004          Bluebonnet Outparcel        Baton Rouge      LA       0.9 acres    $     500
Feb. 4, 2004          Pavilion Shopping Center    Naples           FL         161,245       24,200
March 24, 2004        Village Center              Southland        TX         118,092       17,475
March 24, 2004        Creekside Plaza             Arlington        TX         101,016       14,025
March 31, 2004        Sparkleberry Square         Columbia         SC         339,051       45,150
March 31, 2004        Venice Shopping Center      Venice           FL         111,934        6,447
                                                                                         ---------

      First Quarter Total............................................................      107,797
                                                                                         ---------

April 8, 2004         Windy Hill                N. Myrtle Beach    SC          64,465        2,895
April 29, 2004        Hamilton Outparcel        Buford             GA      0.64 acres          425
May 27, 2004          Medical & Merchants       Jacksonville       FL         152,761       21,980
June 2, 2004          Westgate Marketplace      Houston            TX         298,354       47,100
                                                                                         ---------
      Second Quarter Total............................................................      72,400
                                                                                         ---------
              Total...................................................................   $ 180,197
                                                                                         =========

     There were no acquisitions during the third quarter of 2004.

     The Company's allocation of the purchase price for the acquisitions consummated during 2004 is preliminary and is subject to change. The Company is in the process of obtaining additional market data related to the fair value of the land, real property and in-place leases. Management does not believe that any adjustment would have a material effect on the Company's financial position or results of operations.

6. Property Held for Sale
   ----------------------

     As of September 30, 2004, four properties were held for sale with a net book value of $12,232 and comprising 493 gross leasable square feet, of which three of the properties were sold in October 2004 for total consideration of $17,250, comprising an aggregate of 299 square feet of gross leasable area.

7. Investments in and Advances to Joint Ventures
   ---------------------------------------------

     The following is a summary of the Company's investments in unconsolidated joint ventures at September 30, 2004 and December 31, 2003 (all investments in unconsolidated entities are accounted for under the equity method as the Company has determined it is not the primary beneficiary):

                                                                   September 30,    December 31,
        Entity               Location              Ownership           2004             2003
------------------    -----------------------    -------------    --------------  --------------
PG Partners           Palm Beach Gardens, FL         50.0%         $    2,575          $  2,633
Parcel F, LLC         Palm Beach Gardens, FL         50.0%                228               228
                                                                  --------------  --------------
Total investments in and advances to joint ventures...........     $    2,803          $  2,861
                                                                  ==============  ==============

     A summary of unaudited financial information for all joint ventures being reported on the equity method of accounting is as follows:

                                                          As of                  As of
                                                    September 30, 2004      December 31, 2003
                                                    ------------------      -----------------
  Assets:
       Rental properties, net....................       $       16,450         $       16,688
       Other assets...............................                 364                    457
                                                    ------------------      -----------------
       Total assets...............................      $       16,814         $       17,145
                                                    ==================      =================
   Liabilities and Ventures' Equity:
       Mortgage notes.............................      $       12,794         $       12,878
       Other liabilities..........................                  70                     90
       Ventures' equity...........................               3,950                  4,177
                                                    ------------------      -----------------
       Total .....................................      $       16,814         $       17,145
                                                    ==================      =================


     The Company's investments in joint ventures, as reported on the condensed consolidated balance sheets, differ from its proportionate share of the joint ventures' underlying net assets due to basis differentials and advances. The basis differential of approximately $1,000 is being depreciated over the useful lives of the related assets.

                                                   Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                               ---------------------------    ---------------------------
                                                   2004           2003            2004           2003
                                               ------------   ------------    ------------   ------------
 Revenues:
     Rental revenues..........................    $     559      $     516      $    1,709     $    1,677
                                               ------------   ------------    ------------   ------------
       Total revenues.........................          559            516           1,709          1,677
                                               ------------   ------------    ------------   ------------

 Expenses:
     Operating expenses.......................          181            194             533            595
     Interest expense.........................          280            282             835            838
     Depreciation.............................          129            140             390            415
     Other expense............................           28              8              65             64
                                               ------------   ------------    ------------   ------------
        Total expenses........................          618            624           1,823          1,912
                                               ------------   ------------    ------------   ------------
 Net loss.....................................    $     (59)     $    (108)     $     (114)    $     (235)
                                               ============   ============    ============   ============
 The Company's equity in losses from joint
    ventures reflected in discontinued
    operations ...............................    $     (30)     $     (54)     $     (58)     $     (117)
                                               ============   ============    ============   ============


     Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company. The rental property owned by PG Partners is held for sale and the Company's equity in the operations of the property is reflected in discontinued operations.

8. Borrowings
   ----------

     The following is a summary of the Company's borrowings consisting of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities:

                                                             September 30,      December 31,
                                                                 2004               2003
                                                            --------------    --------------
   Mortgage Notes Payable
     Fixed rate mortgage loans..........................    $      480,739     $     459,103
     Unamortized net premium on mortgage notes
        payable.........................................            10,633            11,779
                                                            --------------    --------------
          Total.........................................    $      491,372     $     470,882
                                                            ==============    ==============


     Each of the existing mortgage loans is secured by a mortgage on one or more of the Company's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $160,842 contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. The Company is in the process of seeking consents from the lenders to address these issues. In the event that the requested assurances or consents are not obtained and the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company's results of operations or financial condition.

                                                         September 30,     December 31,
                                                             2004             2003
                                                        --------------    --------------
   Unsecured Senior Notes Payable
     7.77% Senior Notes, due 4/1/06.....................      $ 50,000          $ 50,000
     7.25% Senior Notes, due 8/15/07....................        75,000            75,000
     3.875% Senior Notes, due 4/15/09...................       200,000                 -
     7.84% Senior Notes, due 1/23/12....................        25,000            25,000
     Unamortized net premium on unsecured senior
        notes payable...................................         9,721            12,439
                                                        --------------    --------------
          Total.........................................     $ 359,721         $ 162,439
                                                        ==============    ==============

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


                                                     September 30,       December 31,
                                                         2004                2003
                                                    ---------------    ---------------
   Unsecured Revolving Credit Facilities

     Wells Fargo...................................     $    64,000       $    162,000
     City National Bank............................               -                  -
                                                    ---------------    ---------------
       Total.......................................     $    64,000       $    162,000
                                                    ===============    ===============

     The Company entered into a $340,000 unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company's option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company's senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company's subsidiaries. Based on the Company's current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $170,000, a $35,000 swing line facility for short term borrowings, a $20,000 letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400,000. The facility expires February 12, 2006 with a one-year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company's ability to pay dividends would be limited to the amount necessary to maintain the Company's status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. As of September 30, 2004, the Company had $64,000 outstanding on this credit facility. The weighted average interest rate as of September 30, 2004 was 2.126%.

     The Company also has a $5,000 unsecured credit facility with City National Bank of Florida, of which there was no outstanding balance as of September 30, 2004. This facility also provides collateral for $1,378 in outstanding letters of credit.

     As of September 30, 2004, the availability under the various credit facilities was approximately $119,274, net of outstanding balances and letters of credit.

9. Consolidating Financial Information
   -----------------------------------

     Most of the Company's subsidiaries, including LP, which became a wholly owned subsidiary of the Company in 2004 and is included in Guarantors for the 2004 periods presented below have guaranteed the Company's indebtedness under the unsecured senior notes and revolving credit facility. The guarantees are joint and several and full and unconditional.

                                                   Guarantors
                                     Equity One,    Combined           Non        Eliminating     Consolidated
Condensed Balance Sheet                 Inc.      Subsidiaries     Guarantors      Entries        Equity One
                                     ----------   ------------    ------------    ------------    ------------
As of September 30, 2004
ASSETS
   Properties, net ...............   $  510,032    $  835,527      $  402,237      $       --     $  1,747,796
   Investment in affiliates ......      435,752            --              --        (435,752)              --
   Other assets ..................       79,343        30,324          17,793              --          127,460
                                     ----------    ----------      ----------     -----------     ------------
     Total .......................   $1,025,127    $  865,851      $  420,030      $ (435,752)    $  1,875,256
                                     ==========    ==========      ==========     ===========     ============

LIABILITIES
   Mortgage notes payable ........   $   72,019    $  208,049      $  200,671      $       --     $    480,739
   Unsecured revolving credit
     facilities ..................       64,000            --              --              --           64,000
   Unsecured senior notes payable       350,000            --              --              --          350,000
   Unamortized premium/discount on
     notes payable ...............       10,460         9,727             167              --           20,354
   Other liabilities .............       20,964        21,975          11,582              --           54,521
                                     ----------    ----------      ----------     -----------     ------------
     Total liabilities ...........      517,443       239,751         212,420              --          969,614

MINORITY INTERESTS ...............           --            --              --           1,388            1,388

STOCKHOLDERS' EQUITY .............      507,684       626,100         207,610        (437,140)         904,254
                                     ----------    ----------      ----------     -----------     ------------
   Total .........................   $1,025,127    $  865,851      $  420,030      $ (435,752)    $  1,875,256
                                     ==========    ==========      ==========     ===========     ============


                                                                      Guarantors
                                                      -------------------------
                                                          IRT            Non
                                         Equity         Combined      Partners,       Guaran-     Eliminating     Consolidated
Condensed Balance Sheet                 One, Inc.    Subsidiaries        LP            tors          Entries        Equity One
                                      ------------    -----------    ----------    ------------   ------------    -------------
As of December 31, 2003
ASSETS
   Properties, net..................    $  526,136     $  561,455    $  187,132      $  342,576     $        -     $ 1,617,299
   Investment in affiliates.........       435,752              -             -               -       (435,752)              -
   Other assets.....................        22,865         21,926         2,940          12,356              -          60,087
                                      ------------    -----------    ----------    ------------   ------------    ------------
     Total .........................    $  984,753     $  583,381    $  190,072      $  354,932   $   (435,752)    $ 1,677,386
                                      ============    ===========    ==========    ============   ============    ============
LIABILITIES
   Mortgage notes payable...........    $   74,726     $  171,230    $   34,400      $  178,747   $          -     $   459,103
   Unsecured revolving credit
     facilities.....................       162,000              -             -               -              -         162,000
   Unsecured senior notes payable...       150,000                            -               -              -         150,000
   Unamortized premium on notes
     payable........................        13,505          5,950         4,661             102              -          24,218
   Other liabilities................        13,000         15,522         1,780           8,539              -          38,841
                                      ------------    -----------    ----------    ------------   ------------    ------------
     Total liabilities..............       413,231        192,702        40,841         187,388              -         834,162

 MINORITY INTERESTS.................             -              -             -               -         12,672          12,672

STOCKHOLDERS' EQUITY...............        571,522        390,679       149,231         167,544       (448,424)        830,552
                                      ------------    -----------    ----------    ------------   ------------    ------------

   Total..............................  $  984,753     $  583,381    $  190,072      $  354,932   $   (435,752)    $ 1,677,386
                                      ============    ===========    ==========    ============   ============    ============


                                                                      Guarantors
                                                   Equity One,       Combined           Non         Consolidated
Condensed Statement of Operations                     Inc.         Subsidiaries      Guarantors      Equity One
                                                 -------------   ---------------   -------------   --------------
For the three months ended
 September 30, 2004
RENTAL REVENUE:
   Minimum rents...............................      $  12,263         $  21,419       $  11,169        $  44,851
   Expense recoveries..........................          2,946             6,241           3,678           12,865
   Termination fees............................             26                93              91              210
   Percentage rent payments....................             68               146              68              282
                                                 ------------    ---------------   -------------   --------------
     Total rental revenue......................         15,303            27,899          15,006           58,208
                                                 ------------    ---------------   -------------   --------------
COSTS AND EXPENSES:
   Property operating expenses.................          3,790             7,435           4,431           15,656
   Rental property depreciation and
     amortization..............................          2,494             4,465           2,046            9,005
   General and administrative expenses.........          3,732               (10)              -            3,722
                                                 ------------    ---------------   -------------   --------------
     Total costs and expenses..................         10,016            11,890           6,477           28,383
                                                 -------------   ---------------   -------------   =-------------
INCOME BEFORE OTHER INCOME AND EXPENSES,
   DISCONTINUED OPERATIONS AND MINORITY
   INTEREST....................................          5,287            16,009           8,529           29,825


                                                                     Guarantors
                                                   Equity One,       Combined           Non         Consolidated
Condensed Statement of Operations                     Inc.         Subsidiaries      Guarantors      Equity One
                                                 -------------   ---------------   -------------   --------------
 For the three months ended
 September 30, 2004 (continued)
OTHER INCOME AND EXPENSES:
   Interest expense............................         (4,813)           (3,268)         (4,091)         (12,172)
   Amortization of deferred financing fees.....           (295)              (38)            (46)            (379)
   Investment income...........................          1,152                52               6            1,210
   Other income................................            150                24               -              174
                                                 -------------   ---------------   -------------   --------------
INCOME BEFORE DISCONTINUED OPERATIONS AND
   MINORITY INTEREST...........................          1,481            12,779           4,398           18,658
                                                 -------------   ---------------   -------------   --------------
DISCONTINUED OPERATIONS
   Income (loss) from rental properties sold
      or held for sale.........................            240              (134)            (39)              67
   Gain on disposal of income producing
     properties................................          1,130             4,888           6,197           12,215
                                                 -------------   ---------------   -------------   --------------
       Total income from discontinued
         operations............................          1,370             4,754           6,158           12,282
                                                 -------------   ---------------   -------------   --------------
INCOME BEFORE MINORITY INTEREST................          2,851            17,533          10,556           30,940

MINORITY INTEREST..............................              -              (223)            (16)            (239)
                                                 -------------   ---------------   -------------   --------------
NET INCOME.....................................       $  2,851         $  17,310       $  10,540        $  30,701
                                                 =============   ===============   =============   ==============


                                                                      Guarantors
                                                               -------------------------
                                                                  IRT            Non
                                                   Equity       Combined       Partners,    Guaran-    Consolidated
Condensed Statement of Operations                One, Inc.     Subsidiaries       LP         tors       Equity One
                                                ------------   ------------   ----------   ---------   -----------
For the three months ended
 September 30, 2003
RENTAL REVENUE:
   Minimum rents..............................     $  12,033      $  11,841     $  4,660   $   8,683     $  37,217
   Expense recoveries.........................         3,038          2,875        1,417       2,913        10,243
   Termination fees...........................           107             23           17         153           300
   Percentage rent payments...................           194             81           23           9           307
                                                ------------   ------------   ----------   ---------   -----------
     Total rental revenue.....................        15,372         14,820        6,117      11,758        48,067
                                                ------------   ------------   ----------   ---------    ----------
COSTS AND EXPENSES:
   Property operating expenses................         4,088          3,698        1,723       3,754        13,263
   Rental property depreciation and
     amortization.............................         2,337          2,464          799       1,631         7,231
   General and administrative expenses........         2,694             27           16           -         2,737
                                                ------------   ------------    ---------   ---------   -----------
     Total costs and expenses.................         9,119          6,189        2,538       5,385        23,231
                                                ------------   ------------    ---------   ---------   -----------
INCOME BEFORE OTHER INCOME AND EXPENSES,
   DISCONTINUED OPERATIONS AND MINORITY
   INTEREST...................................         6,253          8,631        3,579       6,373        24,836


                                                                      Guarantors
                                                               -------------------------
                                                                  IRT            Non
                                                   Equity       Combined       Partners,    Guaran-    Consolidated
Condensed Statement of Operations                One, Inc.     Subsidiaries       LP         tors       Equity One
                                                ------------   ------------   ----------   ---------   -----------
For the three months ended
 September 30, 2003
OTHER INCOME AND EXPENSES:
   Interest expense...........................        (5,572)           (71)        (733)     (3,544)       (9,920)
   Amortization of deferred financing fees....           (32)          (154)           -         (44)         (230)
   Investment income..........................           (64)            128           -           2            66
   Other income (expense).....................           176           (128)           -           -            48
                                                ------------   -------------    --------   ---------   -----------
INCOME BEFORE DISCONTINUED OPERATIONS AND
   MINORITY INTEREST..........................           761           8,406       2,846       2,787        14,800
                                                ------------   -------------    --------   ---------   -----------
DISCONTINUED OPERATIONS
   Income from rental properties sold or held
      for sale................................           563             704           -         200         1,467
   Gain on disposal of income producing
     properties...............................             -           1,209           -           -         1,209
                                                ------------   -------------    --------   ---------   -----------
       Total income from discontinued
         operations...........................           563           1,913           -         200         2,676
                                                ------------   -------------    --------   ---------   -----------
INCOME BEFORE MINORITY INTEREST...............         1,324          10,319       2,846       2,987        17,476

MINORITY INTEREST.............................             -             (25)       (164)        (38)         (227)
                                                ------------   -------------    --------   ---------   -----------
NET INCOME....................................     $   1,324       $  10,294    $  2,682   $   2,949     $  17,249
                                                ============   =============    ========   =========   ===========



                                                                      Guarantors
                                                   Equity One,       Combined           Non         Consolidated
Condensed Statement of Operations                     Inc.         Subsidiaries      Guarantors      Equity One
                                                 -------------   ---------------   --------------   -------------
For the nine months ended
 September 30, 2004
RENTAL REVENUE:
   Minimum rents...............................    $  36,774           $  61,604        $  30,656      $  129,034
   Expense recoveries..........................        8,688              17,372            9,626          35,686
   Termination fees............................          176                 252              190             618
   Percentage rent payments....................          353                 806              740           1,899
                                                 -----------     ---------------   --------------  --------------
     Total rental revenue......................       45,991              80,034           41,212         167,237
                                                 -----------     ---------------   --------------  --------------
COSTS AND EXPENSES:
   Property operating expenses.................       10,562              21,109           12,209          43,880
   Rental property depreciation and
     amortization..............................        7,316              12,836            5,782          25,934
   General and administrative expenses.........       10,901                  79                -          10,980
                                                 -----------     ---------------   --------------   -------------
     Total costs and expenses..................       28,779              34,024           17,991          80,794
                                                 -----------     ---------------   --------------   -------------

INCOME BEFORE OTHER INCOME AND EXPENSES,
   DISCONTINUED OPERATIONS AND MINORITY
   INTEREST....................................       17,212              46,010           23,221          86,443



                                                                      Guarantors
                                                   Equity One,       Combined           Non         Consolidated
Condensed Statement of Operations                     Inc.         Subsidiaries      Guarantors      Equity One
                                                 -------------    --------------   -------------    -------------
For the nine months ended
 September 30, 2004 (continued)
OTHER INCOME AND EXPENSES:
   Interest expense............................         12,907)           (9,849)        (11,400)         (34,156)
   Amortization of deferred financing fees.....           (741)             (114)           (135)            (990)
   Investment income...........................          1,378               220              14            1,612
   Other income................................            158               138               -              296
                                                 -------------    --------------    ------------    -------------

INCOME BEFORE DISCONTINUED OPERATIONS AND
   MINORITY INTEREST............................         5,100            36,405          11,700           53,205
                                                 -------------    --------------    ------------    -------------
DISCONTINUED OPERATIONS
   Income from rental properties sold or held
      for sale.................................          1,756             1,000             389            3,145
   Gain on disposal of income producing
     properties................................              -             5,537           8,230           13,767
                                                 -------------    --------------    ------------    -------------
      Total income from discontinued operations          1,756             6,537           8,619           16,912
                                                 -------------    --------------    ------------    -------------
INCOME BEFORE MINORITY INTEREST................          6,856            42,942          20,319           70,117

MINORITY INTEREST..............................              -             (596)             (46)            (642)
                                                 -------------    --------------    ------------    -------------
NET INCOME.....................................        $ 6,856          $ 42,346        $ 20,273         $ 69,475
                                                 =============    ==============    ============    =============


                                                                      Guarantors
                                                               -------------------------
                                                                  IRT            Non
                                                   Equity       Combined      Partners,    Guaran-    Consolidated
Condensed Statement of Operations                One, Inc.    Subsidiaries       LP         tors       Equity One
                                                -----------   ------------   ----------   ---------   -----------
For the nine months ended
  September 30, 2003
RENTAL REVENUE:
   Minimum rents..............................    $  30,741      $  33,066    $  11,797   $  23,701     $  99,305
   Expense recoveries.........................        7,063          9,740        3,370       7,729        27,902
   Termination fees...........................          180            362           22         223           787
   Percentage rent payments...................          467            403          303         506         1,679
                                                -----------   ------------    ---------   ---------   -----------
     Total rental revenue.....................       38,451         43,571       15,492      32,159       129,673
                                                -----------   ------------    ---------   ---------   -----------
COSTS AND EXPENSES:
   Property operating expenses................        9,837         11,849        4,405       9,820        35,911
   Rental property depreciation and
     amortization.............................        5,317          6,967        1,949       4,421        18,654
   General and administrative expenses........        7,973            (53)          16           -         7,936
                                                -----------   -------------    --------   ---------   -----------
     Total costs and expenses.................       23,127         18,763        6,370      14,241        62,501
                                                -----------   -------------    --------   ---------   -----------
INCOME BEFORE OTHER INCOME AND EXPENSES,
   DISCONTINUED OPERATIONS AND MINORITY
   INTEREST...................................       15,324         24,808        9,122      17,918        67,172


                                                                      Guarantors
                                                               -------------------------
                                                                  IRT            Non
                                                   Equity       Combined      Partners,    Guaran-    Consolidated
Condensed Statement of Operations                One, Inc.    Subsidiaries       LP         tors       Equity One
                                                -----------   ------------   ----------   ---------   -----------
For the nine months ended
September 30, 2003 (continued)
OTHER INCOME AND EXPENSES:
   Interest expense...........................       (9,301)        (5,975)      (1,905)    (10,638)      (27,819)
   Amortization of deferred financing fees....         (457)          (158)          (1)       (148)         (764)
   Investment income..........................          335            515           71          19           940
   Other income (expense).....................           17            127            -          (6)          138
   Equity in loss of joint ventures...........            -           (513)           -           -          (513)
                                                -----------   ------------   ----------   ---------   -----------

INCOME BEFORE DISCONTINUED OPERATIONS AND
   MINORITY INTEREST............................      5,918         18,804        7,287       7,145        39,154
                                                -----------   ------------   ----------   ---------   -----------

DISCONTINUED OPERATIONS
   Income from rental properties sold or held
      for sale................................        1,641          2,104            -         569         4,314
   Gain on disposal of income producing
     properties...............................            -          2,613            -         470         3,083
                                                -----------   ------------   ----------   ---------   -----------

       Total income from discontinued
       operations.............................        1,641          4,717            -       1,039         7,397
                                                -----------   ------------   ----------   ---------   -----------

INCOME BEFORE MINORITY INTEREST...............        7,559         23,521        7,287       8,184        46,551

MINORITY INTEREST.............................            -            (76)        (412)       (118)         (606)
                                                -----------   ------------   ----------   ---------   -----------

NET INCOME....................................     $  7,559      $  23,445     $  6,875    $  8,066     $  45,945
                                                ===========   ============   ==========   =========   ===========


10. Stockholders' Equity and Earnings Per Share

     The following table reflects the change in number of shares of common stock issued for the nine months ended September 30, 2004:

                                                    Common      Options
                                                    Stock      Exercised        Total
                                                 ----------   -----------    ----------
  Board of Directors..........................           13*            3            16
  Officers.....................................         242*          298           540
  Employees and other.........................           12*          174           186
  Exercise of OP units........................          734             -           734
  Dividend Reinvestment and Stock Purchase Plan       1,941             -         1,941
                                                 ----------   -----------    ----------
       Total..................................        2,942           475         3,417
                                                 ===========   ==========    ==========

* Reflects shares of "restricted stock" which are subject to forfeiture and vest over periods from one to four years.

     The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three and nine month periods ended September 30, 2004 and 2003:

                                                   Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                               ---------------------------    ----------------------------
                                                   2004            2003            2004            2003
                                               -----------     -----------    ------------    ------------
Denominator for basic earnings per share
   - weighted average shares ................       70,626          63,777          69,820          57,348
                                               -----------     -----------    ------------    ------------

Walden Woods Village, Ltd....................           94              94              94              94
Unvested restricted stock ...................          600             492             572             592
Convertible partnership units ...............          623             734             697             619
Stock options (using treasury method)........          384             426             342             324
                                               -----------     -----------    ------------    ------------
   Subtotal..................................        1,701           1,746           1,705           1,629
                                               -----------     -----------    ------------    ------------
Denominator for diluted earnings per share
   - weighted average shares.................       72,327          65,523          71,525          58,977
                                               ===========     ===========    ============    ============


11. Accounting for Stock Options

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

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                             ----------------------------    ----------------------------
                                                                 2004             2003            2004           2003
                                                             ------------    ------------    ------------    ------------
Net Income         As reported..............................    $  30,701       $  17,249       $  69,475       $  45,945

                    Stock based employee compensation
                      expense included in reported net
                      income................................            -               -               -               -

                    Total stock based employee compensation
                      expense determined under fair value
                      based method forall awards............          190             278             574             614
                                                             ------------    ------------    ------------    ------------
                   Pro forma................................    $  30,511       $  16,971       $  68,901       $  45,331
                                                             ============    ============    ============    ============
Basic earnings
 per share         As reported..............................    $    0.43       $    0.27       $    1.00       $    0.80
                                                             ============    ============    ============    ============
                   Pro forma................................    $    0.43       $    0.27       $    0.99       $    0.79
                                                             ============    ============    ============    ============
 Diluted earnings
 per share         As reported..............................    $    0.43       $    0.27       $    0.98       $    0.79
                                                             ============    ============    ============    ============
                   Pro forma................................    $    0.42       $    0.26       $    0.97       $    0.78
                                                             ============    ============    ============    ============


12. Loans to Executives
    -------------------

     As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley Act of 2002, the Company had loaned $7,112 to various executives in connection with their exercise of options to purchase shares of the Company's common stock of which $6,524 has been repaid as of September 30, 2004. The outstanding notes bear interest at a rate of 5% per annum. Interest only is payable quarterly and the principal amount of each of the notes is due in June 2007. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, there have been no material modifications to any of the terms of the loans granted to our executives.

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

     The Company is the general partner of IRT Partners L.P. ("LP") and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company. LP was formed in order to enhance the acquisition opportunities of the Company through a downREIT structure. This structure offers potential sellers of properties the ability to make a tax-deferred sale of their real estate properties in exchange for limited partnership units ("OP Units") of LP. During September 2004, the Limited Partners' OP Units were redeemed in exchange for 734.266 shares of the Company's common stock. LP is now a wholly owned subsidiary of the Company.

     The Company also has a controlling general partnership interest (75% interest) in Venice Plaza and records a minority interest for the limited partners' share of equity.

14. Dispositions
    ------------

     The following table reflects the properties sold during 2004 and 2003:

                                                                  Square Feet/   Gross Sales    Gain (Loss)
         Property                 Location          Date Sold         Acres         Price         On Sale
---------------------------    ----------------     ----------    ------------   -----------    -----------
2004 Dispositions
---------------------------

Southwest Walgreens........    Phoenix, AZ          February           93,402        $ 6,650        $ 2,035
                                                                                 -----------    -----------
  First quarter 2004.........................................................          6,650          2,035
                                                                                 -----------    -----------
Watson Central............     Warner Robbins, GA   June              227,747          6,000           (483)
                                                                                 -----------    -----------


                                                                  Square Feet/   Gross Sales    Gain (Loss)
    Property (continued)          Location          Date Sold         Acres         Price         On Sale
---------------------------    ----------------     ----------    ------------   -----------    -----------
  Second quarter 2004........................................................        $ 6,000         $ (483)
                                                                                 -----------    -----------
Plaza Del Rey..............    Miami, FL              July             50,146          9,000          6,197
Forrest Gallery............    Tullahoma, TN          July            214,450         10,500          1,560
Epsilon....................    West Palm Beach, FL   August            18,707          2,650          1,176
Millervillage..............    Baton Rouge, LA      September          94,559          2,700          1,130
Plymouth Park (4 properties)   Irving, TX           September         728,566         24,000          2,152
                                                                                 -----------    -----------
  Sale of income producing properties........................................         48,850         12,215

Miramar Outparcel..........    Miramar, FL           August         2.0 acres          1,500            158
                                                                                 -----------    -----------
  Third quarter 2004.........................................................         50,350         12,373
                                                                                 -----------    -----------
     Total for 2004 .........................................................       $ 63,000       $ 13,925
                                                                                 ===========    ===========


                                                                  Square Feet/   Gross Sales    Gain (Loss)
         Property                Location           Date Sold        Acres          Price         On Sale
---------------------------    ---------------      ----------    ------------   -----------    -----------
2004 Dispositions
---------------------------
Eckerd.....................    Leesburg, FL          March             12,739        $ 4,050        $   326
Eckerd.....................    Melbourne, FL         March             10,908          2,715            177
                                                                                 -----------    -----------
  First quarter 2003.........................................................          6,765            503
                                                                                 -----------    -----------
Pompano....................    Pompano Beach, FL     April             80,697          3,400            470
Huntcrest out parcels......    Huntcrest, GA          May          2.94 acres          1,686              -
Oak Square Joint Venture...    Gainesville, FL       June                 n/a          2,230            901
                                                                                 -----------    -----------
  Second Quarter 2003........................................................          7,316          1,371
                                                                                 -----------    -----------
CDG (Park Place) LLC JV....    Plano, TX            September             n/a          4,434          1,209
                                                                                 -----------    -----------
  Third quarter 2003.........................................................          4,434          1,209
                                                                                 -----------    -----------
Heritage Walk..............    Milledgeville, GA    November          159,991         10,000              -
Stadium Plaza..............    Phenix City, AL      December           70,475          4,800              -
                                                                                 -----------    -----------
     Total for 2003 .........................................................       $ 33,315        $ 3,083
                                                                                 ===========    ===========

     The Company classified the results of operations from the properties sold during 2003 and 2004 and held for sale at September 30, 2004 as income from discontinued operations in the accompanying condensed consolidated statements of operations. The condensed consolidated statements of operations for these properties are shown below:

                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                    September 30,
                                                 ----------------------------    ------------------------------
                                                     2004            2003             2004             2003
                                                 ------------    ------------    ------------    --------------
 Rental revenue................................      $  1,765        $  3,035         $ 7,550          $  8,837
                                                 ------------    ------------    ------------    --------------

 Property operating expenses...................         1,124             939           2,658             2,672
 Rental property depreciation and
    amortization...............................           271             343             864             1,052
                                                 ------------    ------------    ------------    --------------

 Total expenses................................         1,395           1,282           3,522             3,724
                                                 ------------    --------------  ------------    --------------

 Interest expense..............................          (243)           (378)           (735)           (1,107)
 Amortization of deferred financing fees.......           (30)            (29)            (89)              (90)
 Equity in income of joint ventures............           (30)            121             (59)              508
 Loss on extinguishment of
 debt..........................................        -                    -               -              (110)
                                                 ------------    ------------    ------------    --------------
 Income from discontinued operations...........      $     67        $  1,467         $ 3,145          $  4,314
                                                 ============    ============    ============    ==============

15. Debt Extinguishment
    -------------------

     The Company has adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and is reporting the loss on extinguishment of debt as part of ordinary income as it no longer meets the criteria for extraordinary gain (loss) accounting treatment. During 2003, the Company prepaid four mortgages and incurred a loss of $623 on the early extinguishment of debt of which $110 is reflected in income from rental properties sold or held for sale.

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

17. Commitments and Contingencies
    -----------------------------

     As of September 30, 2004, the Company has pledged letters of credit totaling $1,433 as additional security for certain financings and other activities.

     The Company is subject to litigation in the normal course of business. However, none of the litigation outstanding as of September 30, 2004, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

18. Subsequent Events
    -----------------

     In October 2004, the Company completed the sale of three properties for total consideration of $17,250, comprising an aggregate of 299 square feet of gross leasable area.

     In October 2004, the Company completed the acquisition of six retail properties in the Boston, Massachusetts metropolitan area, totaling 391 square feet for total consideration of $119,800, including the assumption of $12,100 of mortgage indebtedness. The Company funded the cash from funds on hand and borrowings under our existing credit facility.

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

     Unless the context otherwise requires, all references to "we", "our", "us", "Equity One", and the "Company" in this report refer collectively to Equity One, Inc. and its subsidiaries, including joint ventures.

Critical Accounting Policies

     Our 2003 Annual Report on Form 10-K contains a description of the critical accounting policies of the Company, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, impairment testing of goodwill, and joint venture accounting. For the three and nine month period ended September 30, 2004, there were no material changes to these policies.

Overview

     During the first nine months of 2004 we executed our business strategy as follows:

     o Increased the average rental rate on 290 lease renewals aggregating 653,000 square feet by 4.2% to $13.59 per square foot;
     o Executed 314 new leases totaling 1.2 million square feet at an average rental rate of $10.74 per square foot, which, net of lost leases, resulted in net absorption of 83 square feet;
     o Acquired 10 properties totaling $180.2 million, adding over 1.3 million square feet of gross leasable area;
     o Sold ten non-core properties for $61.5 million and an out parcel for $1.5 million, generating $18.9 million of gains on sale; and
     o Raised $200 million in an unsecured debt offering with a yield of 3.902% of which $100 million was swapped to a floating rate of 6 month LIBOR in arrears plus 0.4375%.

     The various factors we use to evaluate our third quarter of 2004 operating results are as follows:

     o Increased the rental rate on 105 lease renewals aggregating 202,000 square feet by 3.9% to $14.50 per square foot;
     o Executed 104 new leases totaling 288,000 square feet at an average rental rate of $12.31 per square foot, which net of lost leases resulted in net absorption of 476 square feet; and
     o Sold eight non-core properties for $48.9 million and an out parcel for $1.5 million, generating $12.4 million of gains on sale.

Results of Operations

     Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, development and redevelopment. A large portion of the change in our statement of operations line items is related to these changes in the portfolio.

     On February 12, 2003, Equity One, Inc. and IRT Property Company ("IRT") completed a statutory merger. The merger has been accounted for as a purchase, and the results of Equity One include the activity of IRT since February 12, 2003.

     The following summarizes items from our unaudited condensed consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in 2004 compared to 2003:

                                        -----------------------------    ------------------------------
                                         For the three month period         For the nine month period
                                              ended September 30,              ended September 30,
                                        -----------------------------    ------------------------------
                                                                  %                                %
                                          2004        2003     Change      2004        2003     Change
                                        --------   ---------   ------    --------   ---------   ------
Total rental revenue ................   $ 58,208   $  48,067     21.1%   $167,237   $ 129,673     29.0%
                                        ========   =========   ======    ========   =========   ======
Property operating expenses .........   $ 15,656   $  13,263     18.0%   $ 43,880   $  35,911     22.2%
                                        ========   =========   ======    ========   =========   ======
Rental property depreciation and
amortization ........................   $  9,005   $   7,231     24.5%   $ 25,934   $  18,645     39.0%
                                        ========   =========   ======    ========   =========   ======
General and administrative expenses .   $  3,722   $   2,737     36.0%   $ 10,980   $   7,936     38.4%
                                        ========   =========   ======    ========   =========   ======

Interest expense ....................   $ 12,172   $   9,920     22.7%   $ 34,156   $  27,819     22.8%
                                        ========   =========   ======    ========   =========   ======

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

     Total rental revenue increased by $10.1 million, or 21.1%, to $58.2 million in 2004 from $48.1 million in 2003. The following factors accounted for this difference:

     o    Same property rental revenue increased by approximately $1.5 million;
     o Properties acquired during 2004 increased revenue by approximately $4.7 million;
     o Properties acquired during 2003 increased revenue by approximately $3.1 million; and
     o Other property rental revenue increased by $826,000 primarily related to the completion of development properties.

     Property operating expenses increased by $2.4 million, or 18.0%, to $15.7 million for 2004 from $13.3 million in 2003. The following factors contributed to this difference:

     o Same property operating expenses increased by $497,000, mostly related to $431,000 of expenses incurred for the clean-up of damage caused by the hurricanes;

     o Properties acquired during 2004 increased operating expenses by $1.1 million;

     o Properties acquired during 2003 increased operating expenses by approximately $728,000; and

     o Other property operating expenses increased by $59,000 related to the completion of development properties.

     Rental property depreciation and amortization increased by $1.8 million, or 24.5%, to $9.0 million for 2004 from $7.2 million in 2003. The following factors primarily accounted for this difference:

     o Properties acquired during 2004 increased depreciation and amortization by approximately $652,000;

     o Properties acquired during 2003 increased depreciation and amortization by approximately $374,000; and

     o Completed developments and additions to existing properties increased depreciation and amortization by approximately $748,000.

     General and administrative expenses increased by $1.0 million, or 36.0%, to $3.7 million for 2004 from $2.7 million in 2003. Compensation and employer related expenses increased by $676,000, general office expenses increased by $182,000, public relations and marketing expenses increased by $87,000 and professional fees increased by $82,000. These expense increases were due to the increase in staffing resulting from the growth of our business and costs incurred related to compliance with expanded regulatory requirements under the Sarbanes-Oxley Act of 2002.

     Interest expense increased by $2.3 million, or 22.7%, to $12.2 million for 2004 from $9.9 million in 2003. This difference was primarily due to:

     o An increase of $1.7 million attributable to the $200 million unsecured senior notes issued during March of 2004;

     o An increase of $619,000 attributable to the debt related to the acquisition of properties during 2004;

     o An increase of $508,000 attributable to the debt related to the acquisition of properties during 2003;

     o A increase of $34,000 attributable to a decrease in capitalized interest related to development activity; and

     o A decrease of $731,000 attributable to the paydown of the revolving credit facilities due to the issuance of the $200 million unsecured senior notes.

     Investment income increased by $1.1 million due to an increase in interest and dividends of $547,000 on the securities available for sale, notes receivable received from the sale of a rental property and realized gains on the sale of securities of $592,000.

     We sold eight income producing properties in the third quarter of 2004 and had four properties and a joint venture interest held for sale as of September 30, 2004. The associated operating results of $67,000 for these properties are reflected as income from discontinued operations. The 2003 discontinued operations reflect a reclassification of operations for properties sold during 2003 and 2004 and properties held for sale at September 30, 2004. We recognized a gain of $12.2 million in the third quarter of 2004 related to the disposal of these eight properties and recognized a gain of $1.2 million in the third quarter of 2003 related to the disposal of a property.

     As a result of the foregoing, net income increased by $13.5 million, or 78.0%, to $30.7 million for 2004 from $17.2 million in 2003.

Comparison for the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

     Total rental revenue increased by $37.6 million, or 29.0%, to $167.2 million in 2004 from $129.7 million in 2003. The following factors accounted for this difference:

     o Same property rental revenue increased by approximately $1.9 million;

     o The acquisition of IRT in 2003 increased revenue by approximately $11.0 million;

     o    Other   properties   acquired   during  2003   increased   revenue  by
          approximately $14.4 million;

     o Properties acquired during 2004 increased revenue by approximately $8.7 million; and

     o Other property rental revenue increased by $1.6 million primarily related to the completion of development properties.

     Property operating expenses increased by $8.0 million, or 22.2%, to $43.9 million for 2004 from $35.9 million in 2003. The following factors contributed to this difference:

     o Same property operating expenses increased by $420,000, mostly related to $431,000 of expenses incurred for the clean-up of damage caused by the hurricanes;

     o The acquisition of IRT increased operating expenses by approximately $904,000;

     o Other properties acquired during 2003 increased operating expenses by approximately $3.8 million;

     o Properties acquired during 2004 increased operating expenses by $2.4 million; and

     o Other property operating expenses increased by $456,000 due to completion of development properties.

     Rental property depreciation and amortization increased by $7.3 million, or 39.0%, to $25.9 million for 2004 from $18.7 million in 2003. The following factors primarily accounted for this difference:

     o The acquisition of IRT increased depreciation and amortization by approximately $2.8 million;

     o Other properties acquired during 2003 increased depreciation and amortization by approximately $2.1 million;

     o Properties purchased in 2004 increased depreciation and amortization by approximately $1.4 million; and

     o Completed developments in 2004 and 2003 increased depreciation and amortization by approximately $925,000.

     General and administrative expenses increased by $3.0 million, or 38.4%, to $11.0 million for 2004 from $7.9 million in 2003. Compensation and employer related expenses increased by $2.5 million, general office expenses increased by $363,000 and professional fees increased by $207,000. These expense increases were due to the increase in staffing resulting from the growth of our business and costs incurred related to compliance with expanded regulatory requirements under the Sarbanes-Oxley Act of 2002.

     Interest expense increased by $6.3 million, or 22.8%, to $34.2 million for 2004 from $27.8 million in 2003. This difference was primarily due to:

     o An increase of $781,000 attributable to the assumption of mortgage loans and senior unsecured debt in the acquisition of IRT in 2003;

     o An increase of $967,000 attributable to debt related to the acquisition of properties during 2004;

     o An increase of $2.3 million attributable to the debt related to the acquisition of properties during 2003;

     o An increase of $3.1 million attributable to the $200 million unsecured senior notes issued during March of 2004;

     o A decrease of $226,000 attributable to an increase in capitalized interest related to development activity; and

     o A decrease of $600,000 related to the disposition of five properties and the repayment of a mortgage payable.

     Investment income increased by $672,000 due to an increase in interest and dividends of $79,000 on the investment of securities available for sale, notes receivable received from the sale of a rental property and realized gains on the sale of securities of $593,000.

     During 2003, we repaid various mortgage notes prior to their stated maturities and incurred a loss on the extinguishment of debt of $623,000 of which $110,00 is reflected in income from properties sold or held for sale.

     We sold ten income producing properties during the nine months ended September 30, 2004 and have four properties and a joint venture interest held for sale as of September 30, 2004. The associated operating results of $3.1 million for these properties are reflected as income from discontinued operations. The 2003 discontinued operations reflect a reclassification of operations for properties sold during 2003 and 2004 and properties held for sale at September 30, 2004. We recognized a gain of $13.8 million in the nine months ended September 30, 2004 related to the disposal of these ten properties and recognized a gain of $3.1 million in the nine months ended September 30, 2003 related to the disposal of five properties.

     As a result of the foregoing, net income increased by $23.5 million, or 51.2%, to $69.5 million for 2004 from $45.9 million in 2003.

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

     FFO, as defined by NAREIT, is "net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures". It states further that "adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." We believe that financial analysts, investors and stockholders are better served by the clearer presentation of comparable period operating results generated from our FFO measure. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

     The following table illustrates the calculation of FFO for the three and nine month periods ended September 30, 2004 and 2003 (in thousands):

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,                September 30,
                                                    --------------------------    --------------------------
                                                        2004           2003          2004             2003
                                                    -----------    -----------    -----------    -----------
 Net income ........................................  $  30,701       $ 17,249       $ 69,475       $ 45,945
   Adjustments:
     Rental property depreciation and
       amortization, including discontinued
       operations...................................      9,276          7,574         26,798         19,706
     Gain on disposal of income producing
       properties...................................    (12,215)        (1,209)       (13,767)        (3,083)
     Minority interest..............................        223            227            596            606
 Other Items:
    Interest on convertible partnership units ......          -              -              -             43
     Pro-rata share of real estate depreciation
        from joint ventures.........................         65             83            197            383
                                                    -----------    -----------    -----------    -----------
 Funds from operations .............................   $ 28,050       $ 23,924       $ 83,299       $ 63,600
                                                    ===========    ===========    ===========    ===========

     FFO increased by $4.2 million, or 17.6%, to $28.1 million for the three months ended September 30, 2004, from $23.9 million for the comparable period of 2003. FFO increased by $19.7 million, or 31.4%, to $83.3 million for the nine months ended September 30, 2004 from $63.6 million for the comparable period of 2003.

     The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

                                                        Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                    --------------------------    --------------------------
                                                       2004            2003           2004           2003
                                                    -----------    -----------    -----------    -----------
Earnings per diluted share*.......................        $0.43          $0.27          $0.98          $0.79

  Adjustments:

    Rental property depreciation and
      amortization, including discontinued
      operations.................................          0.13           0.12           0.37           0.33

    Gain on disposal of income producing
      properties.................................         (0.17)         (0.02)         (0.19)         (0.05)

  Other items:

    Pro-rata share of real estate depreciation
    from joint ventures........................               -              -              -           0.01
                                                    -----------    -----------    -----------    -----------
Funds from operations per diluted share...........        $0.39          $0.37          $1.16          $1.08
                                                    ===========    ===========    ===========    ===========

* Earnings per diluted share reflect the add-back of interest on convertible partnership units and the minority interest(s) which are convertible to shares of our common stock.

CASH FLOWS

     Net cash provided by operations of $83.2 million for the nine months ended September 30, 2004 included: (i) net income of $69.5 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $12.1 million, and (iii) a net change in operating liabilities and operating assets that increased cash flow by $1.6 million, compared to net cash provided by operations of $61.6 million for the nine months ended September 30, 2003, which included
(i) net income of $45.9 million, (ii) adjustments for non-cash items which increased cash flow by $17.4 million, and (iii) a net change in operating assets over operating liabilities that reduced cash flow by $1.7 million.

     Net cash used in investing activities of $141.6 million for the nine months ended September 30, 2004 included: (i) the acquisition of two parcels of land held for future development and eight shopping centers for $136.0 million, (ii) construction, development and other capital improvements of $24.3 million, (iii) increased leasing costs of $5.5 million, (iv) an increase in cash held in escrow of $8.7 million, and (v) the purchase of securities held for investment for $30.7 million, offset by (a) proceeds from the sale of properties of $51.7 million, (b) proceeds from payment of notes receivable of $6.1 million, and (c) proceeds from the sale of securities held for investment of $5.8 million. These amounts should be compared to net cash used in investing activities of $298.4 million for the nine months ended September 30, 2003 which included: (i) the acquisition of one parcel of land held for future development, an outparcel, a grocery store building at one of our existing centers and four shopping centers for $116.9 million, (ii) construction, development and other capital improvements of $22.5 million, (iii) the acquisition of IRT for $187.6 million, net of cash received, and (iv) increased leasing costs of $2.7 million, offset by (a) proceeds from the sale of four properties and a joint venture interest of $13.7 million, (b) proceeds from escrowed funds on sale of properties to utilize tax deferred exchanges for $12.9 million, (c) proceeds from payment of notes receivable of $2.8 million and (d) proceeds from other sources of $1.9 million.

     Net cash provided by financing activities of $59.4 million for the nine months ended September 30, 2004 included: (i) net proceeds from the issuance of senior notes of $199.8 million, (ii) net proceeds from the issuance of common stock of $40.9 million, and (iii) proceeds from repayment of notes receivable of $3.0 million, offset by (a) the repayment of eight mortgage notes for $15.9 million and monthly principal payments on mortgage notes of $7.2 million, (b) cash dividends paid to common stockholders of $59.6 million, (c) repayments under revolving credit facilities of $98.0 million, (d) an increase in deferred financing costs of $2.4 million related to the issuance of senior notes, and (e) other miscellaneous uses of $700,000 compared to net cash provided by financing activities of $233.9 million for the nine months ended September 30, 2003 which included: (i) net borrowing on the revolving credit facilities of $115.0 million, less the pay down of $8.0 million on the credit facility assumed in the IRT merger, (ii) net proceeds from the issuance of common stock of $230.9 million, and (iii) proceeds from repayment of notes receivable of $3.5 million, offset by (a) the repayment of nine mortgage notes for $48.4 million and monthly principal payments on mortgage notes of $6.0 million, (b) cash dividends paid to common stockholders of $51.4 million, and (c) other miscellaneous uses of $1.7 million.

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

     The following table presents mortgage notes payable as of September 30, 2004 and December 31, 2003:

                                                         September 30,     December 31,
                                                             2004             2003
                                                         -------------    -------------
                                                                  (in thousands)
   Mortgage Notes Payable
     Fixed rate mortgage loans...........................    $ 480,739        $ 459,103
     Unamortized net premium on mortgage notes
       payable...........................................       10,633           11,779
                                                         -------------    -------------
         Total...........................................    $ 491,372        $ 470,882
                                                         =============    =============

     Each of the existing mortgage loans is secured by a mortgage on one or more of the Company's properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $160.8 million contain prohibitions on transfers of ownership which may have been violated by the Company's previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company's capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. The Company is in the process of seeking consents from the lenders to address these issues. In the event that the requested assurances or consents are not obtained and the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company's results of operations or financial condition.

     The following table presents unsecured senior notes payable as of September 30, 2004 and December 31, 2003:


                                                               September 30,     December 31,
                                                                   2004             2003
                                                               -------------    -------------
                                                                     (in thousands)
 Unsecured Senior Notes Payable
   7.77% Senior Notes, due 4/1/06..............................     $ 50,000         $ 50,000
   7.25% Senior Notes, due 8/15/07.............................       75,000           75,000
   3.875% Senior Notes, due 4/15/09............................      200,000                -
   7.84% Senior Notes, due 1/23/12.............................       25,000           25,000
   Unamortized net premium on unsecured senior
     notes payable.............................................        9,721           12,439
                                                               -------------    -------------
       Total...................................................     $359,721         $162,439
                                                               =============    =============

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

     The following table presents the unsecured revolving credit facilities as of September 30, 2004 and December 31, 2003:

                                                      September 30,     December 31,
                                                          2004              2003
                                                      -------------    -------------
                                                              (in thousands)
  Unsecured Revolving Credit Facilities
    Wells Fargo.......................................     $ 64,000        $ 162,000
    City National Bank................................            -                -
                                                      -------------    -------------
      Total...........................................     $ 64,000        $ 162,000
                                                      =============    =============


     The Company has a $340 million unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company's option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company's senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo's prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company's subsidiaries. Based on the Company's current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $170 million, a $35 million swing line facility for short term borrowings, a $20 million letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400 million. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company`s ability to pay dividends would be limited to the amount necessary to maintain the Company's status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. As of September 30, 2004, the Company had $64 million outstanding on this credit facility. The weighted average interest rate as of September 30, 2004 was 2.126%, including the effect of interest rate swaps.

     The Company has a $5 million unsecured credit facility with City National Bank of Florida, of which no amount was outstanding as of September 30, 2004. This facility also provides collateral for $1.4 million in outstanding letters of credit.

     As of September 30, 2004, the availability under the various credit facilities was approximately $119,274 net of outstanding balances and letters of credit. During October 2004, the Company borrowed approximately $70 million on the credit facilities for the acquisition of the Boston Properties.

     As of September 30, 2004, scheduled principal amortization and the balances due at the maturity of our various mortgage and unsecured senior notes payable and revolving credit facilities (excluding unamortized premium or discount) are as follows (in thousands):

                            Secured Debt                  Unsecured Debt
                   ----------------------------    -----------------------------
                                                                     Revolving           Total
                    Scheduled          Balloon       Unsecured         Credit       Principal Balance
      Year         Amortization       Payments      Senior Notes     Facilities      Due at Maturity
 --------------    -------------   ------------    --------------   ------------    -----------------
 2004..........        $   2,495      $       -         $       -        $     -            $   2,495
 2005..........           10,039         30,093                 -              -               40,132
 2006..........           10,246         24,758            50,000         64,000              149,004
 2007..........           10,356          2,864            75,000              -               88,220
 2008..........           10,415         40,104                 -              -               50,519
 2009..........           10,063         24,332           200,000              -              234,395
 2010..........            9,067         98,471                 -              -              107,538
 2011..........            7,230         93,433                 -              -              100,663
 2012..........            5,951         40,056            25,000              -               71,007
 2013..........            5,526              -                 -              -                5,526
 Thereafter....           36,446          8,794                 -              -               45,240
                   -------------   ------------    --------------   ------------    -----------------
     Total.....        $ 117,834      $ 362,905         $ 350,000       $ 64,000            $ 894,739
                   =============   ============    ==============   ============    =================

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

DEVELOPMENTS AND REDEVELOPMENTS

     As of September 30, 2004, we have over 20 development and redevelopment projects underway or in the planning stage totaling approximately $64.0 million of asset value and, based on current plans and estimates, requiring approximately $19.4 million of additional capital to complete beyond the $44.7 million already invested. These include:

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

     o Bandera Festival in San Antonio, Texas; Centre Pointe Plaza in Smithfield, North Carolina; Eustis Square in Eustis, Florida; Oakbrook Square in Palm Beach Gardens, Florida and Venice Plaza in Venice, Florida, where we have reconfigured and redeveloped previously vacant anchor and other space and are completing the associated lease-up;

     o Ambassador Row Courtyard in Lafayette, Louisiana where we are reconfiguring a portion of the center and adding an out parcel; and

     o The development of two supermarket-anchored shopping centers, one in Homestead, Florida and the other in McDonough, Georgia, both on parcels of land we currently own and control.

     These developments and redevelopments are scheduled for completion between the fourth quarter of 2004 and mid 2006.

     During the nine month period ended September 30, 2004, we completed and leased a total of $41.8 million of development projects resulting in incremental net operating income of approximately $4.6 million on an annualized basis.

EQUITY
------

     For the three months ended September 30, 2004, we issued 735,000 shares of our common stock at prices ranging from $17.86 to $19.42 per share and for the nine months ended September 30, 2004, we issued 1.9 million shares of our common stock at prices ranging from $16.83 to $19.42 per share pursuant to our Divided Reinvestment and Stock Purchase Plan. As of September 30, 2004, we have 207,381 shares remaining for sale under that plan.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk
------------------

     The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of the Company's debt will move in the same direction. We intend to utilize variable rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and for other operating needs. With respect to our fixed rate mortgage notes and fixed rate senior unsecured notes, changes in interest rates generally do not affect the Company's interest expense as these notes are predominantly at fixed-rates for extended terms. Because the Company has the intent to hold its existing fixed rate notes either to maturity or until the sale of the associated property, these fixed-rate notes do not pose a interest rate risk to the Company's results of operations or its working capital position, only upon the refinancing of that mortgage. The Company's possible risk is from increases in long-term interest rates that may occur over a period of several years, as this may decrease the overall value of its real estate.

     As of September 30, 2004, we had approximately $164.0 million of outstanding floating rate debt, including $100 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2004, in relation to our $894.7 million of outstanding debt, our $1.8 billion of total assets and the $2.3 billion total market capitalization as of that date.

     If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.6 million. If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.6 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $164.0 million (including the $100 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of September 30, 2004.

     The fair value of our fixed rate debt is $773.6 million, which includes the mortgage notes and fixed rate portion of the senior unsecured notes payable (excluding the unamortized premium/discount). If interest rates increase by 1%, the fair value of our total fixed rate debt would decrease by approximately $75.5 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would decrease by approximately $6.8 million. This assumes that our total outstanding fixed rate debt remains at $730.7 million, the balance as of September 30, 2004.

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

     In conjunction with our policy to manage interest rate risk, we have entered into interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in variable interest rates, such as LIBOR. Under our outstanding swap agreement, we have hedged $100 million of the $200 million fixed rate unsecured senior notes due April 15, 2009 to a variable interest rate equal to the six month LIBOR rate in arrears plus 0.4375% to lower the overall effective borrowing rate, and mitigate the future interest rate risk.

     A summary of the terms of the derivative instrument, as of September 30, 2004, and a reconciliation of the fair value and adjustments to accumulated other comprehensive income (loss) are as follows (in thousands):

     Hedge type.................................................................        Cash Flow
     Description................................................................             Swap
           Total Notional Amount................................................        $ 100,000
                                                                                =================
     Interest Rates.............................................................             2.61%
     Maturity date..............................................................   April 15, 2009
     Accumulated other comprehensive loss attributable to cash flow hedges:
         Balance at December 31, 2003...........................................        $   (122)
         Change in fair value for the nine months ended September 30, 2004......          (1,744)
                                                                                -----------------
           Balance at September 30, 2004........................................        $ (1,866)
                                                                                =================

     The estimated fair value of this financial instrument has been determined, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimate of fair value. Accordingly, the estimate presented herein is not necessarily indicative of the amount that we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value.

Other Market Risks
------------------

     As of September 30, 2004, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

     There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On September 16, 2004, the Company completed the issuance of an aggregate of 734,266 shares of its common stock to Tamarac Trust, Trust No. 101, Riverside Trust, Trust No. 102, and Charlotte Square Trust, Trust No. 103, each a limited partner of the Company's subsidiary, IRT Partners L.P. These shares were issued following the limited partners' request for redemption of their limited partnership units pursuant to the Agreement of Limited Partnership of IRT Partners L.P., dated as of July 14, 1998, between the Company, as successor by merger to IRT Property Company and general partner, and IRT Management Company, as initial limited partner. Following the request for redemption by these limited partners and in accordance with the partnership agreement, the Company elected to pay the redemption price for the units by issuing the 734,266 shares. As a result of the redemption, IRT Partners L.P. is now indirectly, wholly owned by the Company. The transaction was effected without registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting was adjourned from May 21, 2004 until July 28, 2004. At the reconvened meeting, the stockholders voted to approve the Company's Amended and Restated 2000 Executive Incentive Compensation Plan as follows:

        For            Against       Abstain       Unvoted/Broker Non-Votes
   --------------   -------------  -----------   ---------------------------
     42,053,903       4,030,895      228,673              16,114,588


ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

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


     Date: November 8, 2004            EQUITY ONE, INC.

                                       /s/ HOWARD M. SIPZNER
                                       --------------------------------------
                                       Howard M. Sipzner
                                       Executive Vice President and
                                       Chief Financial Officer(Principal
                                       Accounting and Financial Officer)

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