Form 10-K
period 2004-12-31
EQUITY ONE INC
filed 2005-03-16
CIK 1042810

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

—————————————
Commission file number 001-13499
—————————————

EQUITY ONE, INC.
(Exact name of Registrant as specified in its charter)

Maryland	52-1794271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1696 N.E. Miami Gardens Drive, North Miami Beach, FL	33179
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code: (305) 947-1664
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	New York Stock Exchange
(Title of each class)	(Name of exchange on which registered)

None
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

As of June 30, 2004, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $633,548,023.80 based upon the last reported sale price of $18.08 per share on the New York Stock Exchange on such date.

As of March 5, 2005, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 73,786,187.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

EQUITY ONE, INC.

TABLE OF CONTENTS

FORWARD-LOOKING INFORMATION

Certain matters discussed in this Form 10-K and the information incorporated by reference herein contain “forward-looking statements” for purposes on Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

All statements other than statements of historical facts are forward-looking statements, and can be identified by the use of forward-looking terminology such as “may,” “will,” “might,” “would,” “expect,” “anticipate,” “estimate,” “would,” “could,” “should,” “believe,” “intend,” “project,” “forecast,” “target,” “plan,” or “continue” or the negative of these words or other variations or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on those statements, which speak only as of the date of this report.
Among the factors that could cause actual results to differ materially are:
  general economic conditions, and the effect of these conditions on rental rates in the markets where our shopping centers are located;
  risks that tenants will not remain in occupancy or pay rent;
  interest rate levels and the availability of financing;
  potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;
  greater than anticipated construction or operating costs;
  inflationary and other general economic trends;
  the effects of hurricanes and other natural disasters;
  management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future; and
  other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.
Except for ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

The Company

We are a real estate investment trust, or REIT, that principally acquires, renovates, develops and manages neighborhood and community shopping centers located predominantly in high growth markets in the southern United States and in the Boston, Massachusetts metropolitan area. Our shopping centers are primarily anchored by supermarkets or other necessity-oriented retailers such as drug stores or discount retail stores.

Our property portfolio, as of December 31, 2004, consisted of 188 properties, comprising 133 supermarket-anchored shopping centers, eight drug store-anchored shopping centers, 40 other retail-anchored shopping centers, four development parcels and three commercial properties, as well as a non-controlling interest in one unconsolidated joint venture that owns a parcel of land. These properties are located in 12 states in the southern United States and in the Boston metropolitan area and contain an aggregate of 19.9 million square feet of gross leasable area, or GLA. Our portfolio includes shopping centers anchored by national and regional supermarkets such as Albertsons, Food Lion, H.E.B., Kash N’ Karry, Kroger, Publix, Randall’s, Shaw’s and Winn-Dixie and other national retailers such as Bed Bath & Beyond, Best Buy, Blockbuster, CVS/pharmacy, Eckerd, Home Depot, Kmart, Lowe’s, Walgreens and Wal-Mart.

We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995. We maintain our principal executive and management office at 1696 N.E. Miami Gardens Drive, North Miami Beach, Florida 33179 in the Shops at Skylake.

In this annual report, unless stated otherwise or unless the content requires otherwise, references to “we,” “us” or “our” mean Equity One, Inc. and our consolidated subsidiaries.

Strategy and Philosophy

Our business strategy has been and will continue to be to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets. To that end, we now own and manage a portfolio of 189 properties including 180 neighborhood and community shopping centers. In order to achieve our objectives in the future, we intend to:
  maximize the value of our existing shopping centers by leasing and re-leasing those properties to credit worthy tenants, at higher rental rates and by renovating and redeveloping those properties to make them more attractive to such tenants;
  acquire and develop additional neighborhood and community shopping centers in high growth, high density metropolitan areas that are primarily anchored by supermarkets or other necessity-oriented retailers;
  sell or dispose of properties that do not meet our investment criteria, asset type or geographic focus;
  consider alternative strategies and other lines of business that complement our existing business, leverage our strengths and expertise or utilize our existing portfolio of properties; and
  capitalize on our substantial asset base to effectively access capital to fund our growth.

Asset Management Strategy

Enhancing Portfolio Performance. We believe that the property operating income provided by our existing assets is a stable, predictable source of cash flow from which to fund a portion of our capital needs, including the development and acquisition of new projects, redevelopment of existing projects and the payment of dividends to our stockholders. Our assets generally have experienced stable, moderate growth in standard measures of real estate operating performance. We believe these results are attributable to our ability to attract tenants, actively manage and promote our assets to tenants and maintain the high standards and physical appearance of our assets while maintaining competitive tenant occupancy costs. We also believe that we have developed strong, mutually beneficial relationships with credit worthy tenants, particularly our anchor tenants, by consistently meeting or exceeding their expectations and demands. Over the years, this strategy has allowed us to leverage our relationships with existing tenants to lease and re-lease our properties and therefore maintain or improve the financial performance of our existing properties or of properties that we acquire.

Dispositions. Generally, we hold our properties for investment and for the production of rental income. Over time, when our assets no longer meet our investment criteria, or when sales provide the opportunity for significant gains, we may attempt to sell or otherwise dispose of those assets.

Redevelopment of Existing Centers. We are in the process of renovating or redeveloping a number of under-performing assets in order to make them more attractive for leasing or re-leasing to creditworthy tenants.

Growth Strategy

     We intend to grow our business by acquiring additional neighborhood and community shopping centers through individual or portfolio property acquisitions, by acquiring privately-held or publicly-traded REITs and real estate companies, by developing new retail properties and by forming joint ventures with third parties to both acquire and develop new properties. We are currently focused on properties located in the southern and eastern regions of the United States

Acquisitions. We generally select properties for acquisition which have or are suitable for supermarket or other anchor tenants that offer daily necessities and value-oriented merchandise. The properties must be well-located, typically in high growth, high-density metropolitan areas, and have high visibility, open air designs, ease of entry and exit and ample parking. Although we focus primarily on well-performing, supermarket-anchored properties with strong cash flows, we also acquire under-performing assets, which are adaptable over time for expansion, renovation or redevelopment. When evaluating potential acquisitions, whether well-performing or under-performing, we consider factors such as:
  the location, construction quality, design and visibility of the property;
  economic, demographic, regulatory and zoning conditions in the property’s local and regional market;
  the tenants’ gross sales per square foot measured against industry standards, and the rent payable by the tenants;
  competition from comparable retail properties in the market area and the possibility of future competition;
  the current and projected cash flow of the property and the potential to increase that cash flow;

  the potential to complete a strategic renovation, expansion or re-tenanting of the property;
  the property’s current expense structure and the potential to increase operating margins; and
  the potential for capital appreciation of the property.
When evaluating acquisitions of portfolios of properties, REITs or companies that own real estate, we review the component properties against the criteria described above, as well as opportunities for synergies and cost savings on a combined basis, the degree of geographic fit with our existing markets or opportunities to expand geographically into new desirable markets, and the extent of non-core assets included in the acquisition. For instance, in October 2004, we acquired a six-property portfolio in the metropolitan Boston, Massachusetts area which permitted us to expand both our geographic market as well as our tenant diversity.

Developments. Over the next several years, we intend to complete several new development projects, depending on market conditions and capital availability. We employ what we consider to be a disciplined approach to the development process. Our in-house development and construction departments are experienced and are responsible for all aspects of development, including market research, site selection, predevelopment work, construction and tenant coordination. We maintain asset management control through the entire development process, including frequent internal reviews of costs and leasing status.

The following factors allow us to mitigate the risks associated with development:
  Site Selection: Our development projects are typically located in metropolitan areas that have strong demographic features, such as being densely populated, having higher than average household income or having projected future growth. In addition, we typically select sites within our target markets that are well situated near transportation arteries.
  Pre-Leasing: We typically do not initiate construction of our development projects until we have secured a leasing commitment from an anchor tenant.
  Financing: We typically fund development costs from operating cash flow and our revolving credit facility. This provides us the flexibility to control the pace of development without delays due to outside financing needs.
     Joint Ventures. In order to meet our stated objective to grow our business by acquiring and developing additional neighborhood and community shopping centers, we may from time to time enter into joint ventures with land owners and developers. In many of these transactions, we will fund the costs of acquiring and/or developing the properties and we will retain operational control of the venture. For example, in February 2005, we entered into a joint venture that acquired a 155 acre development parcel in Pasco County, Florida. We have a 60 percent controlling interest in the venture and expect to receive an eight percent preferred return on our capital investment. We currently expect that upon completion, the project will include office, retail and residential uses.

Capital Strategy

We intend to further grow and expand our business by using cash flows from operations, by drawing on our existing credit facilities, or if appropriate market conditions exist, by accessing the capital markets to issue equity, debt or a combination thereof. In addition, as we have in the past, we intend to utilize tax-advantaged structures to acquire properties from sellers who wish to defer capital gains. Such structures may include entering into a joint venture or other type of co-ownership with a seller, in which we would acquire a controlling interest. We may offer the seller an interest in the venture that is convertible or exchangeable for shares of our common stock or otherwise allow the seller to have an equity interest in our company.

Financing Strategy. Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level and minimizing our variable interest rate exposure. We intend to finance future growth with the most advantageous source of capital available to us at the time of an acquisition. These sources may include selling common stock, preferred stock, debt securities, depository shares or warrants through public offerings or private placements, utilizing availability under our unsecured revolving credit facilities or incurring additional indebtedness through secured or unsecured borrowings either at the parent level or through mortgages with recourse limited to specific properties.

2004 Overview of Significant Business Strategies

The implementation of our business strategy in 2004 produced the following results and activities:
  An increase in the occupancy rate in our core shopping center portfolio to 94.9% from 91.6% at December 31, 2003;
  Achievement of a 3.8% increase in same property net operating income, or NOI, excluding termination fees, and an overall NOI margin of 73.7%;
  An increase in the rental rate by 4.5% to $13.96 per square foot on 362 lease renewals aggregating 797,000 square feet; and
  The execution of 418 new leases totaling 1.6 million square feet at an average rental rate of $10.53 per square foot.
Dispositions. During 2004, we sold 14 income producing properties for aggregate consideration of approximately $82.6 million encompassing approximately 2.0 million square feet of gross leasable area as these properties no longer met our investment criteria. We also sold a property held by a joint venture.

Redevelopment of Existing Centers. We reconfigured, redeveloped and re-leased previously vacant anchor and other space at our Bandera Festival Center where we had a vacant Kmart store, Centre Pointe where we had a vacant Winn-Dixie store, Oakbrook Square where we had a vacant Jacobson store, Copperfield where we had a vacant Gerland’s store and Walden Woods where we had a vacant Winn-Dixie store. In addition, we added an out parcel at Oakbrook Square.

Also, during 2004 we reconfigured and redeveloped our Salerno Village shopping center to accommodate a new and expanded Winn-Dixie supermarket and our Crossroads Square center by adding a Lowe’s home improvement, a new CVS Pharmacy and refurbished the remainder of the center. In addition, we reconfigured a portion of our Ambassador Row Courtyard property and added an out parcel.

Acquisitions. During 2004, we acquired 17 properties and three land parcels for aggregate consideration of approximately $317.0 million encompassing approximately 1.8 million square feet of gross leasable area. These properties included 16 supermarket-anchored shopping centers.

Developments. We completed the development of CVS Plaza, a 29,000 square foot drug store anchored center, located across the street from our Plaza Alegre center and are currently completing the lease up of the local space. We also added a 45,000 square foot LA Fitness Sports Club to our Skylake Shopping Center where we are also adding 29,000 square feet of office and retail space. In addition, we started the development of a supermarket anchored center in Homestead, Florida.

    New Markets. In October 2004, we acquired a six-property portfolio in the metropolitan Boston, Massachusetts area, thereby expanding our geographic diversity.

Other investments. As of December 31, 2004, we owned approximately 1.6 million shares of Cedar Shopping Centers, Inc. common stock, representing approximately 8.3% of Cedar’s total outstanding shares of common stock, and 220,000 shares, representing a 9.4% stake, of Cedar’s 8.875% Series A Cumulative Redeemable Preferred Stock. As of February 23, 2005, we had increased our ownership of Cedar’s common stock to approximately 1.9 million shares, representing 9.8% of Cedar’s total outstanding shares of common stock. Cedar is a self-managed REIT engaged in the ownership, development and management of community and neighborhood shopping centers anchored by supermarkets, drug stores and other retailers, with a geographic concentration in Pennsylvania and certain neighboring states. We are holding both the common and preferred stock for investment purposes.

Unsecured Senior Note Offering. During March of 2004, we raised $200 million in an offering of unsecured senior notes. The unsecured senior notes have a stated interest rate of 3.875% and mature in April of 2009. We swapped $100 million of these notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%.

Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of community and neighborhood shopping centers in a number of ways, including:
  Shopping Centers Anchored by Supermarkets or Necessity-Oriented Retailers. As of December 31, 2004, shopping centers anchored by supermarkets or other necessity retailers such as drug stores or discount retail stores accounted for over 99% of our total annualized minimum rent. We believe that supermarkets and other necessity-oriented retailers are more resistant to economic downturns by the nature of their businesses and generate frequent consumer traffic through our shopping centers. This traffic enhances the quality, appeal and longevity of our shopping centers and benefits our other tenants.
  Attractive Locations in High-Growth Areas. Our portfolio of properties is concentrated in high-density areas that are experiencing high population growth such as Florida, Texas and Georgia. As of December 31, 2004, these states constitute 46.7%, 15.1% and 13.9% of our retail property gross leasable area, respectively. The strong demographics of these and our other markets provide our properties with a growing supply of shoppers and increasing demand for the goods and services of our tenants.
  Diverse Tenant Base. As of December 31, 2004, no single tenant represented more than 10.0% of our annualized minimum rent and only Publix, at 8.3%, represented more than 5% of such rent. As of December 31, 2004, we had over 3,300 leases with tenants, including national and regional supermarket chains, drug stores, discount retail stores, other nationally or regionally known stores, a variety of other regional and local retailers and a number of local service providers such as doctors, dentists, hair salons, restaurants and others. We believe that this diversity of tenants enables us to generate more stable cash flows over time and limits our exposure to the financial conditions of any particular tenant.
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

We own shopping centers which are supported by “anchor” tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers. For instance, Publix is our largest tenant and accounts for approximately 2.2 million square feet, or 11.1%, of our gross leasable area.

At any time, an anchor tenant or other tenant may experience a downturn in its business that may weaken its financial condition. As a result, tenants may delay lease commencement, fail to make rental payments when due or declare bankruptcy. We are subject to the risk that these tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. Any tenant bankruptcies, leasing delays or failures to make rental payments when due could result in the termination of the tenant’s lease and material losses to our business and harm to our operating results. For example, on February 22, 2005, Winn-Dixie Stores, Inc., an anchor tenant at 16 of our shopping centers occupying 730,000 square feet of gross leasable area and accounting for approximately $5 million in annualized minimum rent centers and terminate those leases, it would adversely affect our operating results, including funds from operations, and cash flows. In addition, we own approximately $15 million of principal of Winn-Dixie's senior notes bearing interest at 8.875%.  Following Winn-Dixie bankruptcy, there is no guarantee that we will receive any additional interest payments or any principal payment at maturity.

In addition to the loss of rental payments, a lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping center leases of which permit cancellation or rent reduction if an anchor tenant’s lease is terminated. Vacated anchor tenant space also tends to adversely affect the entire shopping center because of the loss of the departed anchor tenant’s power to draw customers to the center. We cannot provide any assurance that we will be able to quickly re-lease vacant space on favorable terms, if at all. Any of these developments could adversely affect our financial condition or results of operations.

Our growth may be impeded if we are not successful in identifying suitable acquisitions or investments that meet our investment criteria.

Our business strategy is to make future acquisitions of or investments in additional real estate assets or other companies that own real estate. Integral to this strategy will be our ability to expand in the future by identifying suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable real estate assets or other businesses that meet our acquisition criteria or completing acquisitions or investments on satisfactory terms. Failures in identifying or completing acquisitions could reduce the number of acquisitions we are able to make and may slow our growth, which could in turn harm our future stock price.

We have substantial debt obligations which may reduce our operating performance and put us at a competitive disadvantage.

We have outstanding debt and other liabilities in the aggregate amount of approximately $999 million. Many of our loan facilities require scheduled principal and balloon payments. In addition, we may incur additional indebtedness in the future. As a result, we are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that interest rates may increase on variable-rate debt and the risk that indebtedness on our properties cannot be refinanced at maturity or that the terms of such refinancing will not be as favorable as the terms of such indebtedness.

If our internally generated cash is inadequate to repay our indebtedness upon maturity, then we will be required to repay debt through refinancing or equity offerings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties potentially upon disadvantageous terms, which might result in losses and might adversely affect our cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, our interest expense would increase, without a corresponding increase in our rental rates, which would adversely affect our results of operations. Further, if one of our properties is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, or if we are in default under the related mortgage or deed of trust, such property could be transferred to the mortgagee, or the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of income and asset value. Foreclosure could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements under the Internal Revenue Code.

Future acquisitions of or investments in real estate assets or other companies that own real estate may not yield the returns expected, may result in disruptions to our business, may strain management resources and may result in stockholder dilution.

Our acquisition and investment strategy and our market selection process may not ultimately be successful and may not provide positive returns on our investment. If we acquire a business, we will be required to integrate the operations, personnel and accounting and information systems of the acquired business and train, retain and motivate any key personnel from the acquired business. In addition, acquisitions of or investments in companies may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. The issuance of equity securities in connection with any acquisition or investment could be substantially dilutive to our stockholders

We will face increasing competition for the acquisition of real estate assets, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of community and neighborhood shopping centers, including institutional pension funds, other REITs and other owner-operators of shopping centers. These competitors may drive up the price we must pay for real estate assets or other real estate companies we seek to acquire or may succeed in acquiring those companies or assets themselves. In addition, potential acquisition targets may find competitors to be more attractive suitors because they may have greater resources, may be willing to pay more or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Such competition may reduce the number of suitable properties and increase the bargaining position of the owners of those properties. This will result in increased demand for these assets, and, therefore, increased prices paid for them. If we must pay higher prices for properties, our profitability will be reduced, and our stockholders may experience a lower return on their investment.

  Geographic concentration of our properties will make our business vulnerable to economic downturns in Florida.

Approximately 46.7% of our gross leasable area is located in Florida. As a result, economic and real estate conditions in Florida will significantly affect our revenues and the value of our properties. Business layoffs or downsizing, industry slowdowns, changing demographics the harmful effects of natural disasters and other similar factors may adversely affect the economic climate in Florida. Any resulting oversupply or reduced demand for retail properties in Florida would adversely affect our operating performance and limit our ability to make distributions to stockholders.

Our investments in development and redevelopment projects may not yield anticipated returns, which would harm our operating results and reduce the amount of funds available for distributions to stockholders.

An important component of our growth strategy is the redevelopment of properties within our portfolio. In addition, we intend to develop new shopping centers at other locations and pursue other development and redevelopment activities as opportunities arise; however, we may not be able to do so successfully. Expansion, renovation and development projects entail considerable risks as a result of the significant amount of capital expenditures associated with them as well as the necessity of various governmental and other approvals, the potential for construction and other delays and other factors, many of which are outside of our control. As a result, we may not be able to timely complete these redevelopment and development projects in accordance with our expectations. In addition, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, or development, construction and lease-up activities may not be completed on schedule, resulting in decreased operating income.

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

Our goal is to improve the performance of our properties by re-leasing vacated space. Historically, we have succeeded in leasing our properties, including increasing our core shopping center occupancy rate from 91.6% at year-end 2003 to 94.9% at year-end 2004. However, we may not be able to maintain the growth in our overall occupancy. Our ability to continue to lease or re-lease vacant space in these or other properties will be affected by many factors, including our property locations, current market conditions and covenants found in certain leases restricting the use of other space at our properties. For instance, in some cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants to sell that merchandise or provide those services. When re-leasing space after a vacancy, these provisions may limit the number and types of prospective tenants for the vacant space. The failure to lease or to re-lease on satisfactory terms could harm our operating results.

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

The market price of our common stock is affected by the annual distribution rate on the shares of our common stock. Increasing market interest rates may lead prospective purchasers of our common stock and other securities to seek alternative investments that offer a higher annual yield which would likely adversely affect the market price of our common stock and other securities. In addition, we have exposure to variable interest rates on balances under our $340 million revolving credit facility with Wells Fargo and in connection with an interest rate swap in which we have swapped $100 million of notional principal to a floating interest rate based on the 6 month LIBOR in arrears plus 0.4375%. As interest rates rise, more of our funds from operations will be required to service these obligations. Finally, increases in interest rates may have the effect of depressing the market value of retail properties such as ours, including the value of those properties securing our indebtedness.

We may be subjected to liability for environmental contamination which might have a material adverse impact on our financial condition and results of operations.

As an owner and operator of real estate and real estate-related facilities, we may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from our properties, as well as for governmental fines and damages for injuries to persons and property. We may be liable without regard to whether we knew of, or were responsible for, the environmental contamination and with respect to properties previously owned by companies we have acquired, whether the contamination occurred before or after the acquisition. We have several properties in our portfolio that will require or are currently undergoing varying levels of environmental remediation. Although we have environmental insurance policies covering all of our properties, there is no assurance that these policies will cover any or all of the potential losses or damages from environmental contamination; therefore, any liability, fine or damage could directly impact our financial results.

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

The outstanding amounts under the mortgages on the affected properties covered by such restrictions on transfer totaled approximately $169 million as of December 31, 2004. In the event that the holders declare defaults under the mortgage documents, we could be required to prepay the remaining mortgages from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. The repayment of these mortgages could have an adverse impact on the operations and affect our ability to make distributions to stockholders.

Our Chairman and Chief Executive Officer and his affiliates own approximately 41% of our common stock and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

Chaim Katzman, our Chairman and Chief Executive Officer and our largest stockholder, and his affiliates own approximately 41% of the outstanding shares of our common stock and, as a result of a stockholders' agreement with other of our stockholders, have voting power of almost 50% of our outstanding shares with respect to the election of directors. Accordingly, Mr. Katzman is able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. In addition, Mr. Katzman is able to exercise significant control over the outcome of any proposed merger or consolidation of our company which, under our charter, the affirmative vote of the holders of a majority of the outstanding shares of our common stock in such instances. Mr. Katzman’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

Several of our controlling stockholders have pledged their shares of our stock as collateral under bank loans, foreclosure and disposition of which could have a negative impact on our stock price.

Several of our affiliated stockholders that beneficially own a significant interest in our company, including Gazit-Globe, Ltd. and related entities, have pledged a substantial portion of our stock that they own to secure loans made to them by commercial banks.

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

  the stockholder’s failure to make a payment of principal or interest when due;
  the occurrence of another default that would entitle any of the stockholder’s other creditors to accelerate payment of any debts and obligations owed to them by the stockholder;
  if the bank, in its absolute discretion, deems that a change has occurred in the condition of the stockholder to which the bank has not given its prior written consent; and

  if, in the opinion of the bank, the value of the pledged shares shall be reduced or is likely to be reduced (for example, the price of our common stock declines).
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

Competition

There are numerous commercial developers, real estate companies, REITs and other owners of real estate in the areas in which our properties are located that compete with us in seeking land for development, properties for acquisition, financing and tenants. Many of such competitors have substantially greater resources than we have. All of our existing properties are located in developed areas that include other shopping centers and other retail properties. The number of retail properties in a particular area could materially adversely affect our ability to lease vacant space and maintain the rents charged at our existing properties.

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

Regulation

Retail properties are subject to various laws, ordinances and regulations. We believe that each of our existing properties maintains all required material operating permits and approvals.

Americans with Disabilities Act. Our properties are subject to the Americans with Disabilities Act of 1990. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We believe that our properties are in substantial compliance with the requirements under the American with Disabilities Act and have no reason to believe that these requirements or the enforcement of these requirements will have a materially adverse impact on our business.

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

Employees

At December 31, 2004, we had 235 full-time employees. Our employees are not represented by any collective bargaining group, and we consider our relations with our employees to be good.

Available Information

The internet address of our website is www.equityone.net. You can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our Supplemental Information Packages, our current reports on Form 8-K, and any amendments to those or other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such reports or amendments with the SEC. Also available on our website, free of charge, are copies of our Corporate Governance Guidelines, Code of Conduct and Ethics and the charters for each of the committees of our Board of Directors - the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation Committee. Any amendments or waivers to our Code of Business Conduct and Ethics will be disclosed on our website within four business days following the date of the amendment or waiver. Copies are also available free of charge by contacting our Investor Relations Department at:

Equity One, Inc.
1696 N.E. Miami Gardens Drive,
North Miami Beach, Florida 33179
Attn: Investor Relations Department
(305) 947-1664

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or you may obtain information by calling the SEC at 1-800-SEC-0300. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information which you may obtain free of charge.

ITEM 2. PROPERTIES

Our portfolio consists primarily of shopping centers anchored by supermarket and other necessity-oriented retailers and at December 31, 2004 contains an aggregate of approximately 19.9 million square feet of gross leasable area or GLA. Other than our leasehold interests in our McAlpin Square shopping center located in Savannah, Georgia, Plaza Acadienne shopping center located in Eunice, Louisiana, Shelby Plaza shopping center located in Shelby, North Carolina, Park Northern shopping center located Phoenix, Arizona and El Novillo located in Miami, Florida, all of our other properties are owned in fee simple. In addition, some of our properties are subject to mortgages as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Mortgage Indebtedness.” The following table provides a brief description of our properties as of December 31, 2004:

Property	Year Acquired	GLA (Sq. Ft.) at Dec. 31, 2004	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2004(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2004	Percent Leased at Dec. 31, 2004	Anchor Stores and Certain Tenants (3)

ALABAMA (2 properties)

Madison Centre Madison	2003	64,837	13	$ 629,306	$ 9.71	100.0%	Publix, Rite Aid

West Gate Plaza Mobile	2003	64,378	9	435,856	6.99	96.9%	Winn Dixie, Rite Aid

Subtotal Alabama Properties (2 properties)		129,215	22	1,065,162	8.37	98.5%

ARIZONA (2 properties)

Big Curve Yuma	2001	126,402	33	1,176,556	9.76	95.3%	Albertsons(4), Miller’s Outpost

Park Northern Phoenix	2001	126,852	25	804,115	6.62	95.8%	Safeway, Bealls, Chuck E Cheese, Life Skills Center

Subtotal Arizona Properties (2 properties)		253,254	58	1,980,671	8.18	95.6%

FLORIDA (75 properties)

North Florida (13 properties)

Atlantic Village Atlantic Beach	1995	100,559	26	987,161	10.24	95.9%	Publix, Jo-Ann Fabrics

Beauclerc Village Jacksonville	1998	70,429	11	475,452	7.76	86.9%	Big Lots, Goodwill, Bealls Outlet

Commonwealth Jacksonville	1994	81,467	16	650,196	8.35	95.6%	Winn-Dixie/Save Rite

Forest Village Tallahassee	2000	71,526	17	703,187	10.47	93.9%	Publix

Fort Caroline Jacksonville	1994	74,546	13	445,446	7.41	80.7%	Winn-Dixie

Mandarin Landing Jacksonville	1999	141,565	37	1,288,783	9.94	91.6%	Publix, Office Depot

Medical & Merchants Jacksonville	2004	152,761	19	1,737,704	11.84	96.1%	Publix, Memorial Health Group, Blockbuster

Middle Beach Jacksonville	2003	69,277	9	656,338	9.47	100.0%	Publix, Movie Gallery

Monument Point Jacksonville	1997	75,128	12	504,318	6.71	100.0%	Winn-Dixie, CVS Pharmacy

Oak Hill Jacksonville	1995	78,492	19	550,003	7.01	100.0%	Publix, Walgreens*

Parkmore Plaza Milton	2003	159,067	13	696,530	4.47	97.9%	Wal-Mart* (Bealls), Big Lots

Property	Year Acquired	GLA (Sq. Ft.) at Dec. 31, 2004	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2004(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2004	Percent Leased at Dec. 31, 2004	Anchor Stores and Certain Tenants (3)

Pensacola Plaza Pensacola	1986	56,098	3	$ 218,988	$ 4.27	91.4%	FoodWorld

South Beach Regional Jacksonville Beach	2003	289,964	51	2,506,393	9.24	93.6%	Food Lion, Home Depot, Stein Mart, Bealls

Central Florida (10 properties)

Alafaya Commons Orlando	2003	123,133	29	1,430,680	11.82	98.3%	Publix, Blockbuster

Conway Crossing Orlando	2003	76,321	18	891,873	11.69	100.0%	Publix

Shoppes of Eastwood Orlando	2002	69,037	13	783,337	11.35	100.0%	Publix

Hunters Creek Orlando	2003	68,032	9	738,780	10.86	100.0%	Winn-Dixie

Kirkman Shoppes Orlando	2001	88,820	30	1,407,447	16.08	98.6%	CVS Pharmacy

Lake Mary Orlando	1988	342,384	87	3,700,511	11.18	96.6%	Albertsons, Kmart, Lifestyle Fitness, Sun Star Theatres

Park Promenade Orlando	1999	125,818	26	1,097,491	8.91	97.9%	Publix, Orange County Library, Blockbuster, Goodwill

Town & Country Kissimmee	2003	72,043	13	457,800	6.61	96.1%	Albertsons

Unigold Winter Park	2003	117,527	25	1,254,663	10.68	100.0%	Winn-Dixie, Blockbuster

Walden Woods Park City	2003	75,874	13	521,490	6.87	100.0%	Walgreens, Dollar Tree, Aaron Rents, Dollar General

Florida West Coast (18 properties)

Bay Pointe Plaza St. Petersburg	2003	103,986	24	870,351	9.35	89.5%	Publix, CVS Pharmacy* (Bealls Outlet), West Marine

Carrollwood Tampa	2003	94,203	36	929,272	11.23	87.8%	Publix, CVS Pharmacy

Charlotte Square Port Charlotte	2003	96,188	27	701,764	7.78	93.8%	Publix, Pet Supermarket

Chelsea Place New Port Richey	2003	81,144	18	900,926	11.10	100.0%	Publix, CVS Pharmacy

Property	Year Acquired	GLA (Sq. Ft.) at Dec. 31, 2004	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2004(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2004	Percent Leased at Dec. 31, 2004	Anchor Stores and Certain Tenants (3)

Lake St. Charles Tampa	2001	57,015	8	$ 561,145	$ 9.84	100.0%	Kash N’ Karry

Lutz Lake Lutz	2003	64,985	15	896,840	13.80	100.0%	Publix

Marco Town Center Marco Island	2001	109,830	45	1,765,744	16.68	96.4%	Publix, West Marine

Mariners Crossing Spring Hill	2001	85,507	16	678,688	8.26	96.1%	Kash N’ Karry

North River Village** Ellenton	2003	177,128	16	1,292,196	7.30	100.0%	Publix, Kmart, Walgreens*, (Dollar Tree), Bealls Outlet

Pavillion Naples	2004	167,745	42	2,134,358	13.96	91.2%	Publix, Pavillion 6 Theatre, Anthony’s

Regency Crossing Port Richey	2003	85,864	25	787,753	10.52	87.2%	Publix

Ross Plaza Tampa	2001	85,359	20	859,609	10.38	97.0%	Ross Dress for Less

Seven Hills Spring Hill	2003	64,590	12	632,082	9.79	100.0%	Publix

Shoppes of North Port North Port	2000	84,705	22	839,070	9.91	100.0%	Publix, Bealls Outlet

Skipper Palms Tampa	2001	88,000	17	699,349	8.55	92.2%	Winn-Dixie

Summerlin Square Fort Myers	1998	109,156	28	982,784	9.97	90.3%	Winn-Dixie, CVS Pharmacy, West Marine

Venice Plaza Venice	2003	157,940	16	689,870	5.50	79.4%	Kash N Karry, TJ Maxx, Blockbuster

Venice Shopping Center Venice	2004	111,934	15	517,961	5.06	91.4%	Publix, Beall’s Outlet, Dollar Tree, Wachovia Bank

Florida Treasure Coast (8 properties)

Bluff Square Jupiter	2001	132,395	48	1,569,698	12.08	98.2%	Publix, Walgreens

Property	Year Acquired	GLA (Sq. Ft.) at Dec. 31, 2004	Number of Tenants(1)	Annualized Minimum Rent as of December 31, 2004(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2004	Percent Leased at Dec.31, 2004	Anchor Stores and Certain Tenants (3)

Cashmere Corners Port St. Lucie	2001	89,234	18	$ 724,851	$ 8.12	100.0%	Albertsons

Jonathan’s Landing Jupiter	2001	26,820	12	499,995	18.64	100.0%	Albertsons(4), Blockbuster

New Smyrna Beach Regional New Smyrna Beach	2003	118,451	34	1,160,260	10.09	97.1%	Publix, Walgreens* (Bealls Outlet), Bealls Home Outlet

Old King Commons Palm Coast	2003	84,759	19	680,832	8.03	100.0%	Wal-Mart*(Beall’s Outlet)

Ryanwood Vero Beach	2001	114,925	32	1,111,934	9.75	99.2%	Publix, Bealls Outlet, Books-A-Million

Salerno Village Stuart	2002	79,903	21	750,145	10.30	91.2%	Winn Dixie, CVS Pharmacy

Treasure Coast Vero Beach	2003	133,781	25	1,096,018	8.67	94.5%	Winn Dixie, TJ Maxx

South Florida/Atlantic Coast (26 properties)

Bird Ludlum Miami	1994	192,282	46	2,811,355	15.12	96.7%	Winn-Dixie, CVS Pharmacy, Blockbuster, Goodwill

Boca Village Boca Raton	2001	93,428	22	1,443,814	15.45	100.0%	Publix, CVS Pharmacy

Boynton Plaza Boynton Beach	2001	99,324	29	1,097,800	11.05	100.0%	Publix, CVS Pharmacy, Hollywood Video

Countryside Shops Cooper City	2003	179,561	46	2,286,979	12.74	100.0%	Publix, CVS Pharmacy, Stein Mart

Crossroads Square Pembroke Pines	2001	270,206	27	2,049,051	7.76	97.7%	Lowe’s, CVS Pharmacy, Goodyear

El Novillo Miami Beach	2001	10,000	1	154,891	15.49	100.0%	Jumbo Buffet

Greenwood Palm Springs	2003	132,325	36	1,457,795	12.01	91.7%	Publix, Bealls, World Savings Bank

Lago Mar Miami	2003	82,613	21	983,986	12.24	97.3%	Publix, Blockbuster

Lantana Village Lantana	1998	181,780	27	1,212,107	6.90	96.7%	Winn-Dixie, Kmart, Rite Aid* (Dollar Store), Hollywood Video

Meadows Miami	2002	75,524	20	933,600	12.36	100.0%	Publix

Oakbrook Square Palm Beach Gardens, FL	2004	212,074	30	2,561,097	13.39	90.2%	Publix, CVS Pharmacy, Homegoods, Stein Mart

Pine Island Davie	1999	254,907	47	2,565,392	10.06	100.0%	Publix, Home Depot Expo, Bealls Outlet

Property	Year Acquired	GLA (Sq. Ft.) at Dec. 31, 2004	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2004(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2004	Percent Leased at Dec.31, 2004	Anchor Stores and Certain Tenants (3)

Pine Ridge Square Coral Springs	2003	117,399	35	$ 1,551,653	$ 13.42	98.5%	Fresh Market, Bed Bath & Beyond, Off Main Furniture, Blockbuster

Plaza Alegre Miami	2003	91,611	21	1,289,833	14.66	96.1%	Publix, Goodwill, Blockbuster

Point Royale Miami	1995	209,863	25	1,303,036	6.58	94.3%	Winn-Dixie, Best Buy, CVS Pharmacy* (Anna’s Linens)

Prosperity Center Palm Beach Gardens	2001	122,106	9	1,899,706	15.56	100.0%	Office Depot, Barnes & Noble, Bed Bath & Beyond, Carmine’s, TJ Maxx

Ridge Plaza Davie	1999	155,204	29	1,436,526	9.38	98.7%	AMC Theatre, Kabooms, Wachovia* (United Collection), Uncle Funny’s, Round Up

Riverside Square Coral Springs	2003	107,941	36	1,430,126	13.64	97.1%	Publix, Tuesday Morning

Sawgrass Promenade Deerfield Beach	2001	107,092	29	1,056,918	10.83	91.1%	Publix, Walgreens, Blockbuster

Sheridan Plaza Hollywood	2003	455,843	66	5,538,914	14.02	86.7%	Publix, Ross Dress For Less, Bed Bath & Beyond, Office Depot, AMC Theater, CVS Pharmacy, Blockbuster

Shoppes of Ibis West Palm Beach	2002	79,420	18	1,009,077	12.71	100.0%	Publix

Shoppes of Silverlakes Pembroke Pines	2003	126,788	40	2,088,700	16.63	99.1%	Publix, Blockbuster

Shops at Skylake North Miami Beach	1997	219,199	47	3,436,021	15.75	99.5%	Publix, Goodwill, LA Fitness, Blockbuster

Tamarac Town Square Tamarac	2003	127,635	39	1,190,819	10.69	87.3%	Publix

West Lakes Plaza Miami	1996	100,747	27	1,115,111	11.07	100.0%	Winn-Dixie, Navarro Pharmacy

Westport Plaza Davie	2004	36,212	5	606,257	16.74	100.0%	Publix, Blockbuster

Subtotal Florida Properties (75 properties)		9,026,499	1,898	92,548,627	10.75	95.5%

GEORGIA (23 properties)

Atlanta Area (18 properties)

BridgeMill Canton	2004	89,102	30	1,236,146	14.91	93.0%	Publix

Property	Year Acquired	GLA (Sq. Ft.) at Dec. 31, 2004	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2004(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2004	Percent Leased at Dec.31, 2004	Anchor Stores and Certain Tenants (3)

Butler Creek Acworth	2003	95,597	19	$ 997,302	$ 10.76	97.0%	Kroger

Chastain Square Atlanta	2003	91,637	28	1,435,174	16.23	96.5%	Publix

Commerce Crossing Commerce	2003	100,668	10	391,633	4.09	95.0%	Ingles, Wal-Mart*

Douglas Commons Douglasville	2003	97,027	18	952,040	9.96	98.6%	Kroger

Fairview Oaks Ellenwood	2003	77,052	13	868,611	11.27	100.0%	Kroger, Blockbuster

Grassland Crossing Alpharetta	2003	90,906	14	977,523	11.53	93.3%	Kroger

Hamilton Ridge Buford	2003	89,496	21	1,114,761	12.92	96.4%	Kroger

Mableton Crossing Mableton	2003	86,819	16	848,278	10.23	95.5%	Kroger

Macland Pointe Marietta	2003	79,699	17	777,743	9.76	100.0%	Publix

Market Place Norcross	2003	77,706	23	704,642	9.45	96.0%	Peachtree Cinema

Paulding Commons Dallas	2003	192,391	31	1,527,759	8.08	98.3%	Kroger, Kmart

Powers Ferry Plaza Marietta	2003	86,473	25	805,528	10.66	87.4%	Micro Center

Presidential Markets Snellville	2003	396,408	35	3,906,192	9.95	99.0%	Publix, Bed Bath & Beyond, GAP, TJ Maxx, Shoe Carnival, Borders, Ross Dress for Less, Marshalls, Carmike Cinema, Office Depot

Shops of Huntcrest Lawrenceville	2003	97,040	26	1,281,768	13.42	98.5%	Publix

Wesley Chapel Crossing Decatur	2003	170,792	25	1,082,828	6.55	96.8%	Ingels, Wal-Mart*, CVS Pharmacy

West Towne Square Rome	2003	89,596	18	458,085	5.77	88.6%	Big Lots, Eckerd*

Williamsburg @ Dunwoody Dunwoody	2003	44,928	27	788,899	17.56	100.0%

Property	Year Acquired	GLA (Sq. Ft.) at Dec. 31, 2004	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2004 (2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2004	Percent Leased at Dec.31, 2004	Anchor Stores and Certain Tenants (3)

Central Georgia (3 Properties)

Daniel Village Augusta	2003	171,932	39	$1,303,273	$ 7.90	95.9%	Bi-Lo, Eckerd*, St. Joseph Home Health Care

Spalding Village Griffin	2003	235,318	28	1,095,659	7.72	60.3%	Kroger, JC Penney, Blockbuster

Walton Plaza Augusta	2003	43,460	8	414,611	9.54	100.0%	Harris Teeter* (Omni Fitness)

South Georgia (2 properties)

Colony Square Fitzgerald	2003	50,000	8	270,460	6.47	83.6%	Food Lion

McAlpin Square Savannah	2003	176,807	27	1,215,528	7.39	93.0%	Kroger, US Post Office, Big Lots, In Fashion Menswear Outlet

Subtotal Georgia Properties (23 properties)		2,730,854	506	24,454,443	9.63	93.0%

KENTUCKY (1 property)

Scottsville Square Bowling Green	2003	38,450	12	106,563	6.66	41.6%	Hancock Fabrics, Zap Zone

Subtotal Kentucky Properties (1 property)		38,450	12	106,563	6.66	41.6%

LOUISIANA (14 properties)

Ambassador Row Lafayette	2003	193,978	25	1,488,958	7.99	96.1%	Hobby Lobby*, Conn’s Appliances, Big Lots, Chuck E. Cheese

Ambassador Row Courtyard Lafayette, LA	2003	146,697	24	1,280,700	9.33	93.5%	Marshalls, Bed Bath & Beyond, Hancock Fabrics, Tuesday Morning

Bluebonnet Village Baton Rouge	2003	90,215	20	719,656	8.10	98.4%	Matherne’s

The Boulevard Lafayette	2003	68,012	15	474,894	7.21	96.8%	Piccadilly, Harbor Freight Tools

Country Club Plaza Slidell	2003	64,686	11	358,364	5.86	94.6%	Winn-Dixie, Dollar General

The Crossing Slidell	2003	113,989	15	626,634	5.65	97.4%	Save A Center, A-1 Home Appliance, Piccadilly

Elmwood Oaks Hanahan	2003	133,995	9	1,241,383	9.97	92.9%	Wal-Mart* (Academy Sports, Dollar Tree), Advance Auto* (Goodwill)

Grand Marche (ground lease) Lafayette	2003	200,585	1	27,500	0.14	100.0%	Academy Sports, JoAnn Fabrics

Property	Year Acquired	GLA (Sq. Ft.) at Dec. 31, 2004	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2004 (2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2004	Percent Leased at Dec.31, 2004	Anchor Stores and Certain Tenants (3)

Plaza Acadienne Eunice	2003	105,419	8	$ 356,565	$ 3.52	96.2%	Super 1 Store, Fred’s, Howard Brothers*

Sherwood South Baton Rouge	2003	77,107	10	463,239	6.15	97.7%	Piggly Wiggly*, Burke’s Outlet, Harbor Freight Tools, Blockbuster

Siegen Village Baton Rouge	2003	170,416	20	1,435,854	8.43	100.0%	Office Depot, Big Lots, Dollar Tree, Stage, Party City

Tarpon Heights Galliano	2003	56,605	10	247,551	4.75	92.0%	CVS Pharmacy, Stage, Dollar General

Village at Northshore Slidell	2003	144,638	13	1,231,110	8.50	100.0%	Marshalls, Dollar Tree, Kirschman’s, Bed Bath & Beyond, Office Depot

Wal-Mart Mathews	2003	54,223	1	157,500	2.90	100.0%	Wal-Mart

Subtotal Louisiana Properties (14 properties)		1,620,565	182	10,108,908	6.42	97.1%

MASSACHUSETTS (6 properties)

Cambridge Star Market Cambridge	2004	66,108	1	1,580,298	23.90	100.0%	Star Market

Medford Shaw’s Supermarket Medford	2004	60,356	1	1,289,593	21.37	100.0%	Shaw’s

Plymouth Shaw’s Supermarket Plymouth	2004	59,726	1	943,312	15.79	100.0%	Shaw’s

Quincy Star Market Quincy	2004	100,741	1	1,554,592	15.43	100.0%	Star Market

Swampscott Swampscott	2004	35,907	1	754,047	21.00	100.0%	Whole Foods

West Roxbury Shaw’s Plaza West Roxbury	2004	68,141	7	1,403,232	21.06	97.8%	Shaw’s

Subtotal Massachusetts Properties (6 properties)		390,979	12	7,525,074	19.32	99.6%

MISSISSIPPI (1 property)

Shipyard Plaza Pascagoula	2003	66,857	7	385,404	5.76	100.0%	Rite Aid, Big Lots

Subtotal Mississippi Properties (1 property)		66,857	7	385,404	5.76	100.0%

Property	Year Acquired	GLA (Sq. Ft.) at Dec. 31, 2004	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2004 (2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2004	Percent Leased at Dec.31, 2004	Anchor Stores and Certain Tenants (3)

NORTH CAROLINA (12 properties)

Centre Pointe Plaza Asheville	2003	163,642	23	$ 839,263	$ 5.36	95.7%	Wal-Mart*, (Belk’s, Goody’s), Dollar Tree

Chestnut Square Brevard	2003	39,640	7	212,120	6.38	83.9%	Food Lion*, Eckerd*, (Dollar General)

Galleria Wrightsville Beach	2003	92,114	38	839,275	9.57	95.2%	Harris Teeter, Eckerd

Parkwest Crossing Durham	2003	85,602	17	877,228	10.25	100.0%	Food Lion

Plaza North Hendersonville	2003	47,240	9	326,263	7.09	97.5%	Bi-Lo*, CVS Pharmacy

Providence Square Charlotte	2003	85,930	25	605,954	8.22	85.8%	Harris Teeter*, Eckerd

Riverview Shopping Center Durham	2003	127,498	12	860,544	7.36	91.8%	Kroger, Upchurch Drugs, Blockbuster

Salisbury Marketplace Salisbury	2003	79,732	20	746,684	9.97	93.9%	Food Lion

Shelby Plaza Shelby	2003	103,200	8	324,589	3.15	100.0%	Big Lots, Aaron Rents*, (Hancock Fabrics)

Stanley Market Place Stanley	2003	40,400	3	221,082	5.47	100.0%	Winn-Dixie, Family Dollar

Thomasville Commons Thomasville	2003	148,754	13	890,838	5.99	100.0%	Ingles, Kmart, CVS Pharmacy

Willowdale Shopping Center Durham	2003	121,376	28	1,323,098	11.49	94.9%	Harris Teeter, Carmike Cinemas, Eckerd* (Family Dollar)

Subtotal North Carolina Properties (12 properties)		1,135,128	203	8,066,938	7.45	95.3%

SOUTH CAROLINA (8 properties)

Belfair Towne Village Bluffton	2003	125,389	29	1,757,746	14.02	100.0%	Kroger, Blockbuster

Lancaster Plaza Lancaster	2003	77,400	4	102,000	1.44	91.5%	Bi-Lo

Property	Year Acquired	GLA (Sq. Ft.) at Dec. 31, 2004	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2004 (2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2004	Percent Leased at Dec.31, 2004	Anchor Stores and Certain Tenants (3)

Lancaster Shopping Center Lancaster	2003	29,047	2	$ 30,012	$ 6.00	17.2%

North Village Center Durham	2003	60,356	14	483,327	8.28	96.8%	Bi-Lo, Dollar General, Gold’s Gym

Sparkleberry Columbia	2004	339,051	25	3,722,411	11.16	98.4%	Kroger, Kohl’s, Ross Dress for Less, Circuit City, Bed Bath & Beyond

Spring Valley Columbia	2003	75,415	17	655,011	9.07	95.8%	Bi-Lo, Eckerd

Windy Hill North Myrtle Beach	2004	64,465	2	354,199	5.49	100.0%	Rose’s Store, Family Dollar Store

Woodruff Greenville	2003	68,055	10	673,760	10.03	98.7%	Publix, Blockbuster

Subtotal South Carolina Properties (8 properties)		839,178	103	7,778,466	9.76	95.0%

TENNESSEE (1 property)

Smyrna Village Smyrna	2003	83,334	12	636,713	8.20	93.1%	Kroger

Subtotal Tennessee properties (1 property)		83,334	12	636,713	8.20	93.1%

TEXAS (32 properties)

Houston (17 properties)

Barker Cypress Houston	2001	66,945	17	797,079	12.56	94.8%	H.E.B.

Beechcrest Houston	2001	90,647	15	800,223	8.83	100.0%	Randall’s* (Viet Ho), Walgreens*

Benchmark Crossing Houston	2001	58,384	5	731,694	12.53	100.0%	Bally’s Fitness

Bissonnet Houston	2001	15,542	8	187,047	16.35	73.6%	Kroger (4),Blockbuster

Colony Plaza Sugarland	2001	26,513	15	493,241	18.60	100.0%	(Velocity Sports)

Copperfield Houston	2004	133,984	33	1,553,208	12.15	95.4%	JoAnn Fabrics, Dollar Tree, 24 Hour Fitness

Forestwood Houston	2002	88,760	16	1,003,291	11.30	100.0%	Kroger, Blockbuster

Property	Year Acquired	GLA (Sq. Ft.) at Dec. 31, 2004	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2004 (2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2004	Percent Leased at Dec.31, 2004	Anchor Stores and Certain Tenants (3)

Grogan’s Mill The Woodlands	2001	118,493	26	$1,405,611	$ 12.18	97.4%	Randall’s* (99¢ Store), Petco, Blockbuster

Hedwig Houston	2001	69,504	13	822,266	15.01	78.8%	Ross Dress For Less

Highland Square Sugarland	2001	64,171	28	1,031,374	17.12	93.9%

Market at First Colony Houston	2001	107,301	35	1,704,860	16.19	98.1%	Kroger, TJ Maxx, CVS Pharmacy

Mason Park Katy	2001	160,047	39	1,436,050	12.19	73.6%	Kroger, Walgreens* (Eloise Collectibles), Palais Royal, Petco

Mission Bend Houston	2001	131,575	27	1,060,605	8.83	91.3%	Randall’s, Remarkable Furniture

Spring Shadows Houston	2001	106,995	18	990,549	9.64	96.1%	H.E.B.

Steeplechase Jersey Village	2001	105,152	25	1,143,051	11.22	96.9%	Randall’s

Wal-Mart Stores, Inc. Marble Falls	2003	53,571	1	175,350	3.27	100.0%	Wal-Mart* (Sutherland Lumber)

Westgate Houston	2004	298,354	25	3,504,429	11.75	100.0%	H.E.B., Kohl’s, Oshman’s Sporting Goods, Office Max, Pier One Imports

Dallas (12 properties)

Creekside Arlington	2004	101,016	17	1,126,724	12.04	100.0%	Kroger, Hollywood Video

DeSoto Shopping Center Desoto	2004	69,090	5	658,180	9.53	100.0%	Tom Thumb, Blockbuster

Green Oaks Arlington	2001	65,091	34	584,268	10.99	81.7%	Kroger

Melbourne Plaza(5) Hurst	2001	47,517	18	487,676	11.51	89.2%

Minyard’s Garland	2001	65,295	2	399,648	6.12	100.0%	Minyards/Sack N Save

Parkwood Plano	2001	81,590	20	1,049,134	13.22	97.2%	Albertsons, Planet Pizza

Richwood Richardson	2001	54,871	27	685,926	12.53	99.8%	Albertsons(4) , Blockbuster

Rosemeade Park Carrolton	2001	51,231	18	299,512	13.07	44.7%	Blockbuster

Southlake Village Southlake	2004	118,092	22	1,426,340	12.74	94.8%	Kroger

Property	Year Acquired	GLA (Sq. Ft.) at Dec. 31, 2004	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2004 (2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2004	Percent Leased at Dec.31, 2004	Anchor Stores and Certain Tenants (3)

Sterling Plaza Irving	2001	65,765	16	$ 906,281	$ 14.25	96.7%	Bank One, Irving City Library, 99 Cent Only Store

Townsend Desoto	2001	146,953	38	1,073,088	8.81	82.9%	Albertsons(4), Bealls, Victory Gym, Dollar General

Village by the Park Arlington	2001	44,523	10	624,492	16.25	86.3%	Petco, Movie Trading

San Antonio (3 properties)

Bandera Festival San Antonio, TX	2001	195,438	38	1,453,567	8.12	91.5%	Bealls, Big Lots, Burke’s Outlet, Dollar Tree, FWL Furniture

Blanco Village San Antonio	2002	108,325	16	1,704,543	15.74	100.0%	H.E.B.

Wurzbach San Antonio	2001	59,771	3	181,617	3.04	100.0%	Albertsons*

Subtotal Texas Properties (32 properties)		2,970,506	630	31,590,924	11.41	93.2%

VIRGINIA (2 properties)

Smyth Valley Crossing Marion	2003	126,841	14	747,810	5.90	100.0%	Ingles, Wal-Mart

Waterlick Plaza Lynchburg	2003	98,694	24	746,405	7.96	95.1%	Kroger, CVS Pharmacy, Dollar Tree

Subtotal Virginia Properties (2 properties)		225,535	38	1,494,215	6.77	97.8%

Total/Weighted Average Core Shopping Center Portfolio (179 properties)		19,510,354	3,683	187,742,108	10.14	94.9%

DEVELOPMENTS AND REDEVELOPMENTS (6)

CVS Plaza(5) Miami, FL	2004	29,204	9	344,280	16.08	73.3%	CVS Pharmacy

Eustis Square Eustis, FL	1993	126,791	27	563,736	5.73	77.6%	Save-a-Lot, Accent Marketing Services, Fred’s

Homestead Gas Station Homestead, FL	2004	2,136	1	41,352	19.36	100.0%

Shops at St. Lucie(6) Port St. Lucie, FL	Develop-ment	4.0 acres	—	N/A	N/A	—

Waterstone(7) Homestead, FL	Develop-ment	12.0 acres	—	N/A	N/A	—

Property	Year Acquired	GLA (Sq. Ft.) at Dec. 31, 2004	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2004 (2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2004	Percent Leased at Dec.31, 2004	Anchor Stores and Certain Tenants (3)

Westridge McDonough, GA	2005 Dev.	13.5 acres	—	N/A	—	—

Total Developments & Redevelopments (6)		158,131	37	949,368	7.79	77.1%

Total Retail Properties (185 properties)		19,668,485	3,720	188,691,476	$10.12	94.8%

Other Properties (3)

4101 South I-85 Industrial Charlotte, NC	2003	188,513	9	413,743	—	81.7%

Pinhook Office Building Layayette, LA	2003	4,406	2	19,648	—	49.5%

Mandarin Mini storage(9) Jacksonville, FL	1994	52,880	534	N/A	—	97.0%

Grand Total(188 properties)		19,914,284	4,265	$189,124,857	—	94.6%

——————————

(1)	Number of tenants includes both occupied and vacant units.

(2)	Calculated by annualizing the tenant’s monthly base rent payment at December 31, 2004, excluding expense reimbursements, percentage rent payments and other charges.

(3)	Includes supermarket tenants and certain other tenants, as well as, occupants that are on an adjacent or contiguous, separately owned parcel and do not pay any rent or expense recoveries.

(4)	This tenant is on adjacent or contiguous, separately owned parcel.

(5)	We are completing the lease up of the local space.

(6)	This development property located in Port St. Lucie, Florida is a 4.0 acre site located adjacent to our Cashmere retail center.

(7)	This development property is a 12.0 acre site located 25 miles south of Miami, Florida. We are developing a supermarket-anchored shopping center which we expect to complete in 2005.

(8)	This development property is a 13.5 acre site located in Georgia and we expect to develop a supermarket-anchored center in 2006.

(9)	There are 534 storage spaces available at this property.

* Indicates a tenant that has closed its store and ceased to operate at the property, but continues to pay rent under the terms of its lease. The sub-tenant, if any, is shown in parentheses.
** This property was sold in January 2005.

Most of our leases provide for the monthly payment in advance of fixed minimum rentals, the tenants’ pro rata share of ad valorem taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the property. They may also provide for the payment of additional rentals based on a percentage of the tenants’ sales. Utilities are generally paid directly by tenants except where common metering exists with respect to a property. In this case, we make the payments for the utilities and are reimbursed by the tenants on a monthly basis. Generally, our leases prohibit the tenant from assigning or subletting its space. They also require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis. Some of the lease agreements with major tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of those tenants. Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under that lease agreement.

Major Tenants

The following table sets forth as of December 31, 2004 the gross leasable area, or GLA of existing properties leased to tenants in our retail properties:

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Leased GLA (sq. ft.)	5,731,856	6,172,105	6,736,107	18,640,068
Percentage of Total Leased GLA	30.8%	33.1%	36.1%	100.0%

The following table sets forth as of December 31, 2004 the annual minimum rent at expiration attributable to tenants our retail properties:

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Annual Minimum Rent (“AMR”)	$49,736,175	$41,625,823	$105,722,544	$197,084,542
Percentage of Total AMR	25.2%	21.1%	53.7%	100.0%

The following table sets forth as of December 31, 2004 information regarding leases with the ten largest tenants in our retail properties:

Tenant	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at December 31, 2004	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot

Publix	49	2,183,532	11.1%	$ 15,722,674	8.3%	$ 7.20
Kroger	17	962,697	4.9%	7,998,271	4.2%	8.31
Albertsons/Shaw’s	9	570,286	2.9%	7,567,853	4.0%	13.27
Winn-Dixie	16	730,442	3.7%	5,059,331	2.7%	6.93
Wal-Mart	9	646,682	3.3%	2,940,519	1.6%	4.55
H.E. Butt Grocery	4	256,262	1.3%	2,775,355	1.5%	10.83
Blockbuster	29	170,092	0.9%	2,673,625	1.4%	15.72
CVS Pharmacy	23	235,345	1.2%	2,348,791	1.2%	9.98
Kmart	5	438,458	2.2%	2,289,616	1.2%	5.22
Bed Bath & Beyond	7	227,689	1.2%	2,192,531	1.2%	9.63

Total top ten tenants	168	6,421,485	32.6%	$ 51,568,566	27.3%	$ 8.03

Lease Expirations

The following tables set forth as of December 31, 2004 the anticipated expirations of tenant leases our retail properties for each year from 2005 through 2014 and thereafter:

All Tenants
Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration

M-T-M	127	380,432	1.9%	$ 3,463,399	1.8%	$ 9.10
2005	691	1,938,316	9.9%	22,730,802	11.5%	11.73
2006	680	2,075,952	10.6%	25,662,979	13.0%	12.36
2007	669	2,167,412	11.0%	26,518,888	13.5%	12.24
2008	403	1,589,331	8.1%	18,978,322	9.6%	11.94
2009	361	1,927,224	9.8%	19,720,921	10.0%	10.23
2010	101	746,460	3.8%	7,683,332	3.9%	10.29
2011	44	907,595	4.6%	7,098,986	3.6%	7.82
2012	42	791,701	4.0%	7,190,214	3.6%	9.08
2013	34	664,694	3.4%	6,160,217	3.1%	9.27
2014	35	769,089	3.9%	6,443,268	3.3%	8.38
Thereafter	150	4,681,862	23.8%	45,433,214	23.1%	9.70

Sub-total/Average	3,337	18,640,068	94.8%	197,084,542	100.0%	10.57

Vacant	383	1,028,417	5.2%	N/A	N/A	N/A

Total/Average	3,720	19,668,485	100.0%	$197,084,542	100.0%	$ 10.02

Anchor Tenants (10,000 sq. ft. or greater)
Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration

M-T-M	6	141,085	1.1%	$ 573,314	0.6%	$ 4.06
2005	26	553,843	4.5%	2,773,580	3.0%	5.01
2006	29	720,839	5.9%	4,492,384	4.9%	6.23
2007	33	833,921	6.8%	5,664,629	6.2%	6.79
2008	28	723,738	5.9%	4,595,611	5.0%	6.35
2009	38	1,167,037	9.5%	7,099,310	7.8%	6.08
2010	23	536,441	4.4%	4,113,636	4.5%	7.67
2011	20	831,311	6.8%	5,385,087	5.9%	6.48
2012	19	702,701	5.7%	5,167,199	5.7%	7.35
2013	15	589,538	4.8%	4,590,453	5.0%	7.79
2014	15	684,976	5.6%	4,689,677	5.1%	6.85
Thereafter	92	4,418,531	36.0%	42,217,118	46.2%	9.55

Sub-total/Average	344	11,903,961	97.0%	91,361,998	100.0%	7.67

Vacant	14	367,940	3.0%	N/A	N/A	N/A

Total/Average	358	12,271,901	100.0%	$ 91,361,998	100.0%	$ 7.44

Local Tenants (less than 10,000 sq. ft.)
Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration

M-T-M	121	239,347	3.2%	$ 2,890,085	2.7%	$ 12.07
2005	665	1,384,473	18.7%	19,957,222	18.9%	14.42
2006	651	1,355,113	18.3%	21,170,595	20.0%	15.62
2007	636	1,333,491	18.0%	20,854,259	19.7%	15.64
2008	375	865,593	11.7%	14,382,711	13.6%	16.62
2009	323	760,187	10.3%	12,621,611	11.9%	16.60
2010	78	210,019	2.8%	3,569,696	3.4%	17.00
2011	24	76,284	1.0%	1,713,899	1.6%	22.47
2012	23	89,000	1.2%	2,023,015	1.9%	22.73
2013	19	75,156	1.0%	1,569,764	1.5%	20.89
2014	20	84,113	1.1%	1,753,591	1.7%	20.85
Thereafter	58	263,331	3.6%	3,216,096	3.0%	12.21

Sub-total/Average	2,993	6,736,107	91.1%	105,722,544	100.0%	15.69

Vacant	369	660,477	8.9%	N/A	N/A	N/A

Total/Average	3,362	7,396,584	100.0%	$105,722,544	100.0%	$ 14.29

We may incur substantial expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the terms of the leases. We also incur expenditures for certain recurring capital expenses.

Insurance

Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease. We believe that our properties are covered by adequate fire, flood and property insurance, and where necessary hurricane and windstorm coverages all provided by reputable companies. However, certain of our properties are not covered by disaster insurance with respect to certain hazards (such as hurricanes) for which coverage is not available or available only at rates, which in our opinion, are not economically justifiable.

Unconsolidated Joint Venture Investment

As of December 31, 2004, we owned a non-controlling interest in one unconsolidated joint venture which owns a parcel of land that is held for future development or sale.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for stockholder vote during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol “EQY.” On March 10, 2005, we had approximately 2,000 stockholders of record representing approximately 15,000 beneficial owners. The following table sets forth for the periods indicated the high and low sales closing prices as reported by the NYSE and the distributions declared by us:

	High	Low	Distributions Declared

First Quarter, 2004	$19.65	$17.05	$0.28
Second Quarter, 2004	$19.25	$15.78	$0.28
Third Quarter, 2004	$19.99	$17.95	$0.28
Fourth Quarter, 2004	$23.83	$20.08	$0.29

	High	Low	Distributions Declared

First Quarter, 2003	$15.30	$12.92	$0.27
Second Quarter, 2003	$17.26	$15.32	$0.27
Third Quarter, 2003	$17.82	$16.43	$0.28
Fourth Quarter, 2003	$17.50	$16.40	$0.28

Dividends paid during 2004 and 2003 totaled $80.9 million and $70.7 million, respectively. Future declarations of dividends will be made by us at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code of 1986, or the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Code.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,

	2004	2003	2002	2001	2000
	(in thousands other than per share, percentage and ratio data)

Statement of Operations Data: (1)
Total rental income	$229,857	$180,295	$93,569	$74,454	$44,701

Property operating expenses	60,402	51,728	28,849	23,267	12,676
Rental property depreciation and amortization	35,910	26,411	12,563	10,356	5,814
Litigation settlement	-	-	2,067	-	-
General and administrative expenses	16,601	11,046	6,648	3,553	2,559
Total operating expenses	112,913	89,185	50,127	37,176	21,049
Interest expense	(46,413)	(36,814)	(20,889)	(20,417)	(12,216)
Amortization of deferred financing fees	(1,370)	(992)	(759)	(1,080)	(242)
Other income, net	2,883	1,263	4,235	1,669	793
Minority interest	(576)	(803)	(101)	(1,627)	(603)
Income from continuing operations	$71,468	$53,764	$25,928	$15,823	$11,384
Net income	$97,804	$63,647	$39,934	$18,721	$12,555

Basic earnings per share:
Income from continuing operations	$1.01	$0.90	$0.79	$0.70	$0.80
Net income	$1.39	$1.06	$1.22	$0.83	$0.88
Diluted earnings per share:
Income from continuing operations	$1.00	$0.89	$0.78	$0.70	$0.79
Net income	$1.37	$1.05	$1.20	$0.83	$0.87

Balance Sheet Data:
Total rental properties, net of accumulated depreciation	$1,873,687	$1,617,299	$678,431	$627,687	$483,699

Total assets	1,992,292	1,677,386	730,069	668,536	542,817
Mortgage notes payable	495,056	459,103	332,143	345,047	280,396

Total liabilities	1,059,507	834,162	375,969	386,400	317,392

Minority interest	1,397	12,672	3,869	3,869	37,762
Shareholders’ equity	931,388	830,552	350,231	278,267	187,663

Other Data:
Funds from operations(2)	$113,471	$89,870	$45,487	$29,848	$19,266
Cash flows from:
Operating activities	113,110	78,262	45,613	28,214	20,293
Investing activities	(244,851)	(326,160)	(51,439)	(42,435)	(11,679)
Financing activities	135,897	245,920	7,864	12,780	(6,694)

GLA (square feet) at end of period	19,914	19,883	8,530	8,637	3,169
Occupancy of core shopping center portfolio at end of period	95%	90%	89%	86%	95%

Dividends per share	$1.13	$1.10	$1.08	$1.06	$1.10
					(continued )
—————————————

(1)	Reclassified to reflect the reporting of discontinued operations.

(2)	We believe Funds From Operations (“FFO”) (combined with the primary GAAP presentations) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry, in particular, REITs. Accounting for real estate assets using historical cost accounting under accounting principles generally accepted in the United States of America (“GAAP”) assumes that the value of real estate diminishes predictably over time. The National Association of Real Estate Investment Trusts (“NAREIT”) stated in its April 2002 White Paper on Funds from Operations “since real estate values…have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.”

FFO, as defined by NAREIT, is “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” We believe that financial analysts, investors and stockholders are better served by the presentation of comparable period operating results generated from our FFO measure. Our method of calculating FFO may be different from methods used by other REITs and accordingly, may not be comparable to such other REITs.

FFO is presented to assist investors in analyzing our performance. FFO (i) does not represent cash flow from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including the ability to make distributions, and (iii) should not be considered as an alternative to net income (which is determined in accordance with GAAP) for purposes of evaluating our operating performance. We believe net income is the most directly comparable GAAP measure to FFO.

   The following table illustrates the calculation of funds from operations for each of the five years in the period ended December 31, 2004 (in thousands):

	Year Ended December 31,

	2004	2003	2002	2001	2000

Net income	$97,804	$63,647	$39,934	$18,721	$12,555
Adjustments:
Rental property depreciation and amortization, including discontinued operations	37,023	28,007	13,810	11,665	6,534
(Gain) loss on disposal of income producing properties	(22,176)	(3,083)	(9,264)	609	63
Minority interest	623	803	101	99	-
Other Items:
Interest on convertible partnership units	-	43	259	259	20
Deferred income tax (benefit) expense	-	-	-	(374)	1,071
Minority interest in CEFUS share of FFO adjustments	-	-	-	(1,369)	(1,010)
Pro-rata share of real estate depreciation from joint ventures	197	453	647	238	33

Funds from operations	$113,471	$89,870	$45,487	$29,848	$19,266

    The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,

	2004	2003	2002	2001	2000

Earnings per diluted share*	$1.37	$1.05	$1.20	$0.83	$0.87
Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.52	0.45	0.41	0.52	0.45
(Gain) loss on disposal of income producing properties	(0.31)	(0.05)	(0.27)	0.03	0.01
Other items:
Deferred income tax (benefit) expense	-	-	-	(0.02)	0.07
Minority interest in CEFUS share of FFO adjustments	-	-	-	(0.06)	(0.07)
Pro-rata share of real estate depreciation from joint ventures	-	0.01	0.02	0.01	-

Funds from operations per diluted share	$1.58	$1.46	$1.36	$1.31	$1.33

*Earnings per diluted share reflect the add-back of interest on convertible partnership units and the minority interest(s) in earnings of consolidated subsidiaries which are convertible to shares of our common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following should be read in conjunction with our consolidated financial statements, including the notes thereto, which are included elsewhere in this annual report.

General. We operate as a real estate investment trust, or REIT, that principally acquires, renovates, develops and manages community and neighborhood shopping centers located predominantly in high growth markets in the southern United States and in the Boston, Massachusetts metropolitan area. Our shopping centers are primarily anchored by supermarkets or other necessity-oriented retailers such as drug stores or discount retail stores. As of December 31, 2004, our portfolio consisted of 188 properties, comprising 133 supermarket-anchored shopping centers, eight drug store-anchored shopping centers, 40 other retail-anchored shopping centers, four retail development parcels, and three commercial properties, as well as a non-controlling interest in one unconsolidated joint venture that owns a parcel of land.

We believe we distinguish ourselves by owning and operating shopping centers anchored by supermarkets or necessity-oriented retailers in high density areas that are experiencing higher than average population growth or that provide particularly strong barriers to additional competition. Our goal is to own and operate properties containing dominant supermarket operators and a diverse tenant mix. We believe that these characteristics combine to reduce the vulnerability of our properties to economic downturns, enhance consumer traffic through our properties and generate more stable cash flows over time. We derive substantially all of our revenue from tenants under existing leases at our properties.

    Our business is generally dependent on the performance of the economy in the areas in which we own properties and the cost of financing available to fund our growth. Changes in the economic environment tend to have a direct effect on our tenants’ businesses and, therefore, their ability to continue to pay us rent. In 2004, the overall U.S. economy demonstrated sustained economic growth. This growth, as well as the prevailing low interest rate environment, contributed to the growth in our cash flows and allowed us to increase the occupancy rates at our centers during the year. During the later part of 2004, however, the federal reserve raised interest rates and has continued to do so in early 2005. We expect further increases in 2005 which will make our cost of capital higher.

2004 Overview. In 2004, we followed a disciplined approach and took advantage of the improving economic environment in our markets. We focused on acquiring shopping centers in high growth, high density metropolitan areas of the United States, developing and redeveloping centers in these areas and selling properties that no longer met our investment criteria. During 2004, we expanded our geographic diversity beyond the southern United States where we have operated historically by acquiring six retail properties in the Boston, Massachusetts metropolitan area. Our property acquisitions during 2004 were financed using our revolving lines of credit, proceeds from the sale of properties, issuances of equity and public debt and assumed mortgages. In the event we consummate future acquisitions, we anticipate using similar financing sources. However, there can be no assurances that these sources will be available to us in the future at reasonable terms or at all.

The highlights of our 2004 activity include:
  We acquired 17 properties and three land parcels for aggregate consideration of approximately $317 million.
  We sold 14 properties for aggregate consideration of approximately $82.6 million, and also sold a property held by a joint venture.
  We completed the development of a drug store anchored shopping center containing 29,000 square feet of gross leasable area and added 46,000 square feet to an existing center, started development of a supermarket anchored center and have over 19 developments and redevelopments in various stages of work.
  During March of 2004, we raised $200 million in an offering of unsecured senior notes. The unsecured senior notes have a stated interest rate of 3.875% and mature in April of 2009. We swapped $100 million of these notes to a floating rate of 6-month LIBOR in arrears plus 0.4375%.
  We expanded our geographic diversity into the Boston, Massachusetts metropolitan area by acquiring six supermarket anchored centers, that aggregate 390,979 square feet of gross leaseable area for an aggregate consideration of approximately $120.0 million.
  We increased the base rental rate by 4.5% on 362 lease renewals aggregating 797,000 square feet to $13.96 per square foot. We executed 418 new leases totaling 1.6 million square feet at an average rate of $10.53 per square foot and increased our occupancy rate to 94.9% in the core shopping center portfolio.
Business Uncertainties. Our long-term operating cash flow is dependent on the continued occupancy of our properties, the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. The main long-term threat to our business is our dependence on the viability of our anchor and other tenants. General economic downturns and competition from national and regional supercenters, such as Wal-Mart and Target or other discount retailers, may have an increasingly adverse impact on the business of our tenants by taking customers or reducing operating margins. For example, on February 22, 2005, Winn-Dixie Stores, Inc., an anchor tenant at 16 of our shopping centers occupying 730,000 square feet of gross leasable area and accounting for approximately $5 million in annualized minimum rent, filed for bankruptcy protection. Although Winn-Dixie has not yet rejected any of its leases at our centers, if it elects to close some or all its stores at these centers and terminate those leases, it would adversely affect our operating results, including funds from operations.

We believe, however, that these risks are mitigated by concentrating on high-density, urban areas, leasing to the dominant supermarket operators in the markets in which we own properties and maintaining a diverse tenant mix. Other than Winn-Dixie, we are not currently aware of any pending tenant bankruptcies that are likely to materially affect our rental revenues.

In addition, although we have enjoyed a low interest rate environment in recent years, the increase in interest rates over the last six months has had, and anticipated future increases in the coming months will have an adverse effect on the cost of our future borrowings, including borrowings under our revolving credit facilities, which are based on variable interest rates, and the $100 million of our senior notes that we have swapped to a variable rate. As interest rates rise, the interest we incur on these loans will increase.

Notwithstanding these business uncertainties, we are optimistic that we are well positioned to take advantage of the sustained growth of the economy and that the growth in rents and occupancy will mitigate increases in operating or financing costs.

    Short-Term Liquidity Needs. As of December 31, 2004, we had $5.1 million in cash and $25.8 million available to be drawn under our revolving credit facilities. Our cash flow from operations was $113.1 million for the year ended December 31, 2004.

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties, general and administrative expenses (including payroll and related costs), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), development and redevelopment activities, quarterly dividends paid to our common stockholders and distributions made to holders of operating partnership units.

Historically, we have satisfied these requirements principally through cash generated from operations. We believe that cash generated from operations and borrowings under our unsecured revolving credit facilities will be sufficient to meet our short-term liquidity requirements; however, there are risks inherent in our business, including those risks described in Item 1 - “Business-Risk Factors,” that may have a material adverse effect on our cash flow, and therefore, on our ability to meet these requirements.

Certain of our mortgage loans involving an aggregate principal balance of approximately $168.6 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

Our current development plans include development and redevelopment projects, the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $66.7 million and of which $25.0 million remains unfunded based on our current plans. We intend to fund these costs from our unsecured revolving credit facilities and cash generated from operations. We are likely to initiate other projects over the course of 2005 which have an undetermined cost.

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

During 2004, we paid $80.9 million of dividends on our common stock or $1.13 per share. The maintenance of these dividends is subject to various factors, including the discretion of our board of directors, our ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements.

Long-Term Liquidity Needs. Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development and redevelopment projects that we undertake at our properties and the costs associated with acquisitions of properties or other companies. Historically, we have satisfied these requirements principally through what we believe to be the most advantageous source of capital available at the time, which has included the incurrence of new debt through borrowings under credit facilities and the issuance of debt securities, sales of common stock, capital raised through the disposition of assets, and joint venture transactions. We believe that these sources of capital will continue to be available in the future to fund our long-term capital needs; however, there are risks inherent in our business, including those risks described in Item 1 - “Business-Risk Factors,” that may have a material adverse effect on our ability to access these capital sources.

Our ability to incur additional unsecured debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have investment grade credit ratings for our unsecured senior debt from two major rating agencies - Standard & Poor’s and Moody’s Investors Service. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service debt. If such a downgrade occurs, it would increase the interest rates currently payable under our existing credit facilities and certain of our debt securities, would likely increase the costs associated with obtaining future financing, and  adversely affect our ability to obtain future financing. The indentures under which our publicly traded debt securities are issued also contain certain restrictions on our ability to incur debt and other financial covenants.

The following table sets forth certain information regarding future contractual obligations, excluding interest, as of December 31, 2004 (in thousands):

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgage notes payable:
Scheduled amortization	$130,944	$10,809	$22,321	$22,516	$75,298
Balloon payments	364,112	30,079	27,622	64,436	241,975
Total mortgage obligations	495,056	40,888	49,943	86,952	317,273

Unsecured revolving credit facilities	147,000	-	147,000	-	-
Unsecured senior notes	350,000	-	125,000	200,000	25,000
Capital leases	-	-	-	-	-
Operating leases	179	125	54	-	-
Development and redevelopment	25,000	25,000	-	-	-

Total contractual obligations	$1,017,235	$66,013	$321,997	$286,952	$342,273

    The following table sets forth certain information regarding future interest obligations on outstanding debt as of December 31, 2004 (in thousands):

	Payments due by Period

Interest Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgage notes	$209,219	$35,430	$90,251	$56,020	$27,518
Unsecured senior notes(1)	66,273	19,033	38,937	8,140	163
Unsecured revolving credit facilities(2)	4,628	4,114	514	-	-

Total interest obligations	$280,120	$58,577	$129,702	$64,160	$27,681

(1)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the 6 month LIBOR in arrears, plus 0.4375%. The contractual and interest obligation for the unsecured senior notes do not reflect this interest rate swap.

(2)	Interest on the unsecured revolving credit facility is variable; these amounts assume the weighted average interest rate remains the same as the rate at December 31, 2004 of 2.8%.

    We have entered into employment contracts with several of our key executives.  These contracts provide for base pay, bonuses based on our results of operations, options and restricted stock grants and reimbursement of other various expenses.

Off Balance Sheet Arrangements

We have an off balance sheet joint venture and other unconsolidated arrangements with varying structures. As of December 31, 2004, our off balance sheet arrangements were as follows:
  Letters of credit totaling $1.4 million have been provided as security for certain performance requirements; and
  We have committed to fund $25.0 million, based on current plans and estimates, in order to complete pending development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by our available credit facilities.

  The unconsolidated joint venture owns a parcel of land that is held for future development or sale. We are obligated to fund 50% of any working capital that is required (as determined jointly by us and our joint venture partner). The current obligations are a nominal amount to pay property taxes and other carrying costs. The joint venture currently has no outstanding debt obligations or contractual commitments and we have not guaranteed any obligations or retained any contingent interest in any assets.
We expect to fund these obligations from working capital and availability under our revolving credit facilities.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides additional information related to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates and if necessary, adjusts its estimates and judgments, including those related to real estate and development assets, revenue recognition in conjunction with providing development, leasing and management services and equity in earnings of unconsolidated joint ventures. Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Real Estate Properties and Development Assets. We capitalize acquisition and construction costs, property taxes, interest and other miscellaneous costs that are directly identifiable with a project, from pre-acquisition until the time that construction is complete and the development is ready for its intended use, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67 and SFAS No. 34. We allocate the capitalized project costs to the various components of the project based on the components’ relative fair values. Our cost allocation method requires the use of management estimates regarding the fair market value of each project component. Management bases its estimates on current market appraisals, comparable sales, existing sale and purchase contracts, replacement cost, historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the fair market values of real estate assets. Actual results may differ from these estimates and anticipated returns on a project, as well as the gain or loss on disposition of the individual project components, could vary significantly from estimated amounts.

Management reviews long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates that the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such asset is considered to be impaired, we record impairment losses and reduce the carrying amount of the impaired asset to an amount that reflects the fair value of the asset at the time impairment is evident. Our impairment review process relies on management’s judgment regarding the indicators of impairment, the remaining life of the asset used to generate the asset’s undiscounted cash flows, and the fair value of the asset at a particular point in time. Management uses historical experience, current market appraisals and various other assumptions to form the basis for making judgments about the impairment of real estate assets. Under different assumptions or conditions, the asset impairment analysis may yield a different outcome, which would alter the ultimate return on our assets, as well as the gain or loss on the eventual disposition of the asset.

    Business Combinations. We are actively pursuing acquisition opportunities and will not be successful in all cases; costs incurred related to these acquisition opportunities are expensed when it is probable that we will not be successful in the acquisition. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.

We allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Fair value is defined as the amount at which that asset could be bought or sold in a current transaction between willing parties (other than in a forced or liquidation sale). In order to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, we identify and estimate the fair value of the land, buildings and improvements, review the leases to determine the existence of, and estimate the fair value of, any contractual or other legal rights and investigates the existence of, and estimate the fair value of, any other identifiable intangibles. Such valuations require management to make significant estimates and assumptions, especially with respect to intangibles.

The cost approach is used as the primary method to estimate the fair value of the buildings, improvements and other assets. The cost approach is based upon the current costs to develop the particular asset in that geographic location, less an allowance for physical and functional depreciation. The assigned value for buildings and improvements is based on an as if vacant basis. The market value approach is used as the primary method to estimate the fair value of the land. The determination of the fair value of contractual intangibles is based on the costs incurred to originate a lease, including commissions and legal costs, excluding any new leases negotiated in connection with the purchase of a property. In-place lease values are based on management’s evaluation of the specific characteristics of each lease and our overall relationship with each tenant. Among the factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant’s credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, given the specific market conditions. Above-market, below-market and in-place lease values are determined based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The value of contractual intangibles is amortized over the remaining term of each lease. Other than as discussed above, we have determined that our real estate properties do not have any other significant identifiable intangibles.

Critical estimates in valuing certain of the intangibles and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in our portfolio and discount rates used in these calculations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals or other market data, as well as, information obtained in its pre-acquisition due diligence and marketing and leasing activities.

    Goodwill. We are required to perform annual impairment tests of our goodwill and intangible assets and more frequently in certain circumstances. Goodwill is no longer amortized. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

    The key assumptions we made to determine the fair value of our reporting units (each property is considered a reporting unit under SFAS No. 142) included (a) net operating income; (b) cash flows; and (c) the estimated fair value, which was based on our experience in evaluating acquisitions and market conditions. A variance in the net operating income or discount rate could have had a significant impact on the amount of the goodwill impairment charge recorded.

Management cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $14.0 million at December 31, 2004. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenants, or a material negative change in our relationships with significant tenants.

Revenue Recognition. As lessor, we retain substantially all the risks and benefits of property ownership and account for our leases as operating leases. Rental income is recognized over the lease term on a straight-line basis. Revenue from percentage rent is recognized when tenants’ reported sales have reached certain levels specified in the respective leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period when the applicable costs are incurred. Termination fees are recognized when a tenant’s lease is terminated.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit quality. If our estimate of collectibility differs from the cash received the timing and amount of our reported revenue could be impacted.

Investments in Unconsolidated Joint Ventures. We do not consider ourselves to be in control of joint ventures when major business decisions require the approval of at least one other managing equity owner. Accordingly, we account for the one joint venture in which we do not retain unilateral control under the equity method.

We calculate the equity in income or loss earned from our unconsolidated joint ventures based on each equity owners’ economic ownership, which is estimated based on anticipated stabilized cash flows as they would be allocated to each equity owner based on how cash flow is distributed. Generally, under the terms of the respective joint venture agreements, net ordinary cash flow is distributed to each equity owner in accordance with such owner’s equity ownership percentages.

Results of Operations

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments. A large portion of the change in our statement of operations line items is related to these changes in our property portfolio. The activity of the former IRT Property Company is included in our operating results commencing on February 12, 2003, the date we completed our merger with IRT.

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents, recoveries of expenses that we have incurred and that we pass through to the individual tenants and percentage rents that are based on specified percentages of tenants’ revenues, in each case as provided in the particular leases.

Our primary cash expenses consist of our property operating expenses, which include real estate taxes, repairs and maintenance, management expenses, insurance, utilities and other expenses, general and administrative expenses, which include payroll, office expenses, professional fees and other administrative expenses, and interest expense, primarily on mortgage debt, unsecured senior debt and revolving credit facilities indebtedness. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes and interest, incurred in respect of property under development or redevelopment until the property is ready for its intended use.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

The following summarizes items from our audited consolidated statements of operations that we think are important in understanding our results of operations and/or those items which have significantly changed in 2004 compared to 2003 (in thousands):

	For the year ended December 31,
	2004	2003	Change

Total rental revenue	$229,857	$180,295	27.5%
Property operating expenses	$60,402	$51,728	16.8%
Rental property depreciation and amortization	$35,910	$26,411	36.0%
General and administrative expenses	$16,601	$11,046	50.3%
Interest expense	$46,413	$36,814	26.1%

Total rental revenue increased by $49.6 million, or 27.5%, to $229.9 million in 2004 from $180.3 million in 2003. The following factors accounted for this difference:

•	Properties acquired during 2004 increased rental revenue by approximately $15.9 million;

•	The full year 2004 benefited from properties acquired during 2003 which increased rental revenue by approximately $18.3 million;

•	The acquisition of IRT increased rental revenue by approximately $11.4 million;

•	The completion of development and redevelopment properties increased rental revenue by $2.4 million; and

•	Same property rental revenue increased by $1.5 million in 2004 due to higher occupancy at the centers and increases in rental rates.

Property operating expenses increased by $8.7 million, or 16.8%, to $60.4 million for 2004 from $51.7 million in 2003. The following factors accounted for this difference:

•	Properties acquired during 2004 increased operating expenses by approximately $3.6 million;

•	Properties acquired during 2003 increased the full year 2004 operating expenses by $3.4 million;

•	The acquisition of IRT increased operating expenses by approximately $1.3 million;

•	The completion of development and redevelopment properties increased operating expenses by $594,000; and

•	Same property operating expenses decreased by $165,000 as a result of lower property maintenance expenses.

    Rental property depreciation and amortization increased by $9.5 million, or 36.0%, to $35.9 million for 2004 from $26.4 million in 2003. The following factors accounted for this difference:

•	Properties acquired during 2004 increased depreciation and amortization by $2.9 million;

•	Properties acquired during 2003 increased full year 2004 depreciation and amortization expense by $2.3 million;

•	The acquisition of IRT increased depreciation and amortization expense by approximately $2.8 million;

•	Completion of development and redevelopment properties increased depreciation and amortization by $1.2 million; and

•	Same property depreciation and amortization increased by $276,000 related to leasing and tenant improvement amortization.

    General and administrative expenses increased by $5.6 million, or 50.3%, to $16.6 million for 2004 from $11.0 million in 2003. Compensation and employer related expenses increased by $3.3 million, including $2.4 million of deferred compensation expense associated with the issuance of restricted stock that vests over time and $700,000 of compensation and related expenses due to an increase of staffing. The 2004 general and administrative expenses also included an increase in professional fees of $860,000 related to the compliance with the Sarbanes-Oxley Act of 2002 and a write off of $1.1 million of pre-acquisition due diligence costs related to a corporate transaction that did not materialize

Interest expense increased by $9.6 million, or 26.1%, to $46.4 million for 2004 from $36.8 million in 2003. This difference was primarily due to:

•	An increase of $5.9 million attributable to the $200 million unsecured senior notes issued in March 2004;

•	Interest incurred on the assumption of debt related to the acquisition of properties during 2004 increased interest by $1.8 million;

•	Properties acquired during 2003, including the acquisition of IRT, increased interest expense by $2.9 million due to assumption of mortgage loans;

•	Interest incurred on same properties decreased by $508,000 due to the repayment of certain existing mortgage notes;

•
Interest on the revolving credit facilities decreased by $109,000 due to repayment of outstanding balances received from the proceeds upon the issuance of the senior notes and decreased borrowing activities; and

•	Capitalized interest decreased due to the completion of development and redevelopment activities which increased interest expense by $618,000.

We sold 14 properties including one property held by a joint venture, and have one property held for sale at December 31, 2004. The $4.3 million operating results of these properties are reflected as income from rental properties sold or held for sale. The sales of the properties produced gains of $22.2 million for 2004. The 2003 discontinued operations of $6.8 million reflect a reclassification of operations for properties sold during 2003 and 2004. We recognized gains of $3.1 million in 2003 related to the sales of properties during 2003.

During 2004, the limited partners of IRT Partners LP elected to convert their partnership interest for our common stock. This conversion resulted in a decrease in the minority interest.

As a result of the foregoing, net income increased by $34.2 million, or 53.7%, to $97.8 million for 2004 from $63.6 million in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

The following summarizes items from our audited condensed consolidated statements of operations that we think are important in understanding our operations and/or those items which significantly changed in 2003 compared to 2002 (in thousands):

	For the year ended December 31,
	2003	2002	% Change

Total rental revenue	$180,295	$93,569	92.7%
Property operating expenses	$51,728	$28,849	79.3%
Rental property depreciation and amortization	$26,411	$12,563	110.2%
General and administrative expenses	$11,046	$6,648	66.2%
Interest expense	$36,814	$20,889	76.2%

    Total rental revenue increased by $86.7 million, or 92.7%, to $180.3 million in 2003 from $93.6 million in 2002. The following factors accounted for this difference:

•	The acquisition of IRT increased rental revenue by approximately $71.9 million;

•	Properties acquired during 2003 increased rental revenue by approximately $6.9 million;

•	Properties acquired during 2002 increased rental revenue by approximately $2.9 million;

•	Same property rental revenue increased by approximately $3.0 million; and

•	The completion of development and redevelopment properties increased rental revenue by approximately $2.0 million.

Property operating expenses increased by $22.9 million, or 79.3%, to $51.7 million for 2003 from $28.8 million in 2002. The following factors accounted for this difference:

•	The acquisition of IRT increased property operating expenses by approximately $13.9 million and property management expenses by $3.9 million as a result of managing a larger portfolio of properties;

•	Properties acquired during 2003 increased operating expenses by approximately $2.1 million;

•	Properties acquired during 2002 increased operating expenses by approximately $1.7 million;

•	Same property operating expenses increased by approximately $754,000; and

•	The completion of development and redevelopment properties increased operating expenses by $494,000.

Rental property depreciation and amortization increased by $13.8 million, or 110.2%, to $26.4 million for 2003 from $12.6 million in 2002. The following factors accounted for this difference:

•	The acquisition of IRT increased depreciation and amortization by approximately $10.0 million;

•	Properties acquired during 2003 increased depreciation and amortization by approximately $1.4 million;

•	Properties acquired during 2002 increased depreciation and amortization by approximately $1.7 million;

•	Same property depreciation and amortization increased by $100,000 related to leasing and tenant improvement amortization; and

•	The completion of development and redevelopment properties increased depreciation and amortization by $535,000.

     General and administrative expenses increased by $4.4 million, or 66.2%, to $11.0 million for 2003 from $6.6 million in 2002. Compensation and employer related expenses increased by $3.5 million and other general office expenses increased by $918,000. These expense increases were due to the increase in staffing resulting from the IRT acquisition.

Interest expense increased by $15.9 million, or 76.2%, to $36.8 million for 2003 from $20.9 million in 2002. This difference was primarily due to:

•	An increase in interest expense of $14.6 million as a result of the assumption of mortgage loans and senior notes in the acquisition of IRT;

•	An increase of $822,000 attributable to the debt related to the acquisition of properties during 2003; and

•	An increase in revolving credit facility interest of $1.9 million primarily related to the acquisition of IRT.

     These increases in interest expense were partially offset by the repayment of nine loans which reduced interest by $806,000 and an increase in capitalized interest related to development activity, which reduced interest expense by $1.4 million.

During 2003, we settled certain mortgage notes at a discount and recognized a loss on the extinguishment of debt of $623,000.

Minority interest increased by $702,000 related to the interests that were assumed as part of the acquisition of IRT.

As a result of the foregoing, net income increased by $23.7 million, or 59.4%, to $63.6 million for 2003 from $39.9 million in 2002.

Liquidity and Capital Resources

We anticipate that cash flows from operating activities will continue to provide adequate capital for dividend payments in accordance with the IRS’ REIT requirements and our operating needs. Depending on capital market conditions, we anticipate using cash on hand, borrowings under our existing unsecured revolving credit facilities, assumptions of mortgages issuance of unsecured public debt and equity as well as other similar financing to provide the necessary capital to meet our needs.

Cash Flows. Net cash provided by operations of $113.1 million for the year ended December 31, 2004 included: (i) net income of $97.8 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $12.9 million, and (iii) a net change in operating liabilities over operating assets of $2.4 million, compared to net cash provided by operations of $78.3 million for the year ended December 31, 2003, which included: (i) net income of $63.6 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $24.8 million, and (iii) an increase in net operating assets over operating liabilities of $10.1 million.

Net cash used in investing activities of $244.8 million for the year ended December 31, 2004 included: the acquisition of (i) three parcels of land held for future development, and seventeen shopping centers for $255.4 million, (ii) construction, development and other capital improvements of $34.0 million, (iii) increased leasing costs of $6.6 million, (iv) the purchase of securities held for investment of $36.4 million, offset by (a) proceeds from the sale of properties of $72.6 million, (b) distributions from joint ventures of $3.1 million, (c) proceeds from payments of notes receivable of $6.1 million, and (e) proceeds from the sale of securities held for investment of $5.8 million.  These amounts should be compared to net cash used in investing activities of $326.2 million for the year ended December 31, 2003 which included: (i) the acquisition of one parcel of land held for future development, an out parcel and ten shopping centers for $156.9 million, (ii) construction, development and other capital improvements of $28.8 million, (iii) the acquisition of IRT for $187.6 million, net of cash received, and (iv) increased leasing costs of $4.5 million, offset by (a) proceeds from the sale of six properties and two joint venture interests of $31.7 million, (b) proceeds from funds escrowed in connection with the sale of properties to utilize tax deferred exchanges of $12.9 million, (c) proceeds from re-payments of notes receivable of $5.1 million, and (d) proceeds from other sources of $1.9 million.

Net cash provided by financing activities of $135.9 million for the year ended December 31, 2004 included: (i) net proceeds from the issuance of senior notes of $199.8 million, (ii) net proceeds from the issuance of common stock of $58.3 million, and (iii) proceeds from the repayment of notes receivable of $3.5 million, offset by (a) the repayment of eight mortgage notes aggregating $15.9 million and monthly principal payments on mortgage notes of $9.8 million, (b) cash dividends paid to common stockholders of $80.9 million, (c) repayments under revolving credit facilities of $15.0 million, (d) an increase in deferred financing costs of $3.1 million related to the issuance of senior notes, and (e) miscellaneous uses of $1.0 million. These amounts should be compared to net cash provided by financing activities of $245.9 million for the year ended December 31, 2003 which included: (i) net borrowings on revolving credit facilities of $139.0 million, less the pay down of $8.0 million on the credit facility assumed in the IRT merger, (ii) net proceeds from the issuance of common stock of $247.5 million, and (iii) proceeds from the repayment of notes receivable of $3.5 million, offset by (a) the repayment of ten mortgage notes aggregating $55.4 million and monthly principal payments on mortgage notes of $8.2 million, (b) cash dividends paid to common stockholders of $70.7 million, and (c) other miscellaneous uses of $1.8 million.

Debt. The following is a summary of our borrowings consisting of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities (in thousands):

	December 31,
	2004	2003

Mortgage Notes Payable
Fixed rate mortgage loans	$495,056	$459,103
Unamortized net premium on mortgage notes payable	12,721	11,779

Total	$507,777	$470,882

The weighted average interest rate at December 31, 2004 and 2003 was 7.26% and 7.45%, respectively, excluding the effects of the net premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $168.6 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

	December 31,
	2004	2003

Unsecured Senior Notes Payable

7.77% Senior Notes, due 4/1/06	$50,000	$50,000
7.25% Senior Notes, due 8/15/07	75,000	75,000
3.875% Senior Notes, due 4/15/09	200,000	-
7.84% Senior Notes, due 1/23/12	25,000	25,000
Fair value of interest rate swap	(2,739)	-
Unamortized net premium on unsecured senior notes payable	8,882	12,439

Total	$356,143	$162,439

     We swapped $100 million of the $200 million notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%. The weighted average interest rate at December 31, 2004 and 2003 was 5.12% and 7.55%, respectively, excluding the effects of the interest rate swap and net premium adjustment.

The indentures under which the notes were issued have several covenants which limit our ability to incur debt; require us to maintain unencumbered asset ratios and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with any other entity. These notes have also been guaranteed by most of our subsidiaries. The interest rate on the 7.77% senior notes is subject to a 50 basis point increase if we do not maintain an investment grade debt rating. Currently our unsecured senior debt is rated investment grade by Moody's at Baa3 and Standard & Poor's at BBB-, both with a stable outlook.

	December 31,
	2004	2003

Unsecured Revolving Credit Facilities

Wells Fargo	$147,000	$162,000
City National Bank	-	-

Total	$147,000	$162,000

    We have entered into a $340 million unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at our option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of our senior unsecured long term notes, or (ii) at the greater of (x) Wells Fargo’s prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of our subsidiaries. Based on our current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings in an amount not to exceed $170 million, a $35 million swing line facility for short term borrowing and a $20 million letter of credit commitment and may, at our request, be increased up to a total commitment of $400 million. The facility expires February 12, 2006 with a one-year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, we can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends. The weighted average interest rate as of December 31, 2004 and 2003 was 2.80% and 2.06%, respectively.

We also have a $5.0 million unsecured credit facility with City National Bank of Florida, of which there was no outstanding balance as of December 31, 2004 and 2003. This facility also provides collateral for $1.3 million in outstanding letters of credit.

As of December 31, 2004, the availability under the various credit facilities was approximately $25.8 million, net of outstanding balances and letters of credit.

At December 31, 2004, our fully diluted market capitalization totaled $2.75 billion, comprising 74.3 million shares of common stock and $986.9 million of net debt (excluding any unamortized fair market premium/discount and net of cash). Our ratio of net debt to total market capitalization was 35.9%, and our ratio of net debt to gross real estate cost and securities investments was 49.2%.

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

Indebtedness

The following table sets forth certain information regarding our indebtedness as of December 31, 2004 (dollars in thousands):

Property	Balance at December 31, 2004	Interest Rate(1)	Maturity Date	Balance Due at Maturity

Fixed Rate Mortgage Debt

Lantana Village	$ 3,512	6.950%	03/15/05	$ 3,498
Woodruff	2,969	7.580%	05/10/05	2,913
Elmwood Oaks	7,500	8.375%	06/01/05	7,500
Benchmark Crossing	3,226	9.250%	08/01/05	3,170
Sterling Plaza	3,874	8.750%	09/01/05	3,794
Townsend Square	4,768	8.500%	10/01/05	4,703
Green Oaks	2,937	8.375%	11/01/05	2,861
Melbourne Plaza	1,698	8.375%	11/01/05	1,654
Walden Woods	2,272	7.875%	08/01/06	2,071
Big Curve	5,310	9.190%	10/01/06	5,059
Highland Square	3,951	8.870%	12/01/06	3,743
Park Northern	2,182	8.370%	12/01/06	1,963
Crossroads Square	12,324	8.440%	12/01/06	11,922
Rosemeade	3,109	8.295%	12/01/07	2,864
Colony Square	2,976	7.540%	01/01/08	2,834
Parkwood	6,110	7.280%	01/01/08	5,805
Richwood	3,147	7.280%	01/01/08	2,990
Commonwealth	2,636	7.000%	02/15/08	2,217
Mariners Crossing	3,332	7.080%	03/01/08	3,154
Pine Island/Ridge Plaza	24,582	6.910%	07/01/08	23,104
Forestwood	7,128	5.070%	01/01/09	6,406
Shoppes of North Port	4,008	6.650%	02/08/09	3,526
Prosperity Centre	6,022	7.875%	03/01/09	4,137
Shoppes of Ibis	5,687	6.730%	09/01/09	4,680
Tamarac Town Square	6,122	9.190%	10/01/09	5,583
Park Promenade	6,241	8.100%	02/01/10	5,833
Skipper Palms	3,526	8.625%	03/01/10	3,318
Jonathan’s Landing	2,868	8.050%	05/01/10	2,639
Bluff’s Square	10,005	8.740%	06/01/10	9,401
Kirkman Shoppes	9,448	8.740%	06/01/10	8,878
Ross Plaza	6,589	8.740%	06/01/10	6,192
Boynton Plaza	7,423	8.030%	07/01/10	6,902
Pointe Royale	4,284	7.950%	07/15/10	2,502
Westgate	29,625	4.880%	07/31/10	26,702
Shops at Skylake	14,266	7.650%	08/01/10	11,644

Property	Balance at December 31, 2004	Interest Rate(1)	Maturity Date	Balance Due at Maturity

Parkwest Crossing	$ 4,684	8.100%	09/01/10	$ 4,352
Spalding Village	10,231	8.190%	09/01/10	7,932
Minyards	2,473	8.320%	11/01/10	2,175
Charlotte Square	3,550	9.190%	02/01/11	2,992
Forest Village	4,441	7.270%	04/01/11	4,044
Boca Village	8,211	7.200%	05/01/11	7,466
MacLand Pointe	5,798	7.250%	05/01/11	5,267
Pine Ridge Square	7,273	7.020%	05/01/11	6,579
Sawgrass Promenade	8,211	7.200%	05/01/11	7,466
Presidential Markets	27,159	7.650%	06/01/11	24,863
Lake Mary	24,282	7.250%	11/01/11	21,973
Lake St. Charles	3,833	7.130%	11/01/11	3,461
Belfair Towne Village	11,197	7.320%	12/01/11	9,322
Marco Town Center	8,578	6.700%	01/01/12	7,150
Riverside Square	7,589	9.190%	03/01/12	6,458
Sparkleberry Square	6,655	6.170%	11/30/12	5,374
Cashmere	5,141	5.880%	11/01/12	4,084
Eastwood	6,126	5.880%	11/01/12	4,866
Meadows	6,438	5.870%	11/01/12	5,113
Lutz Lake	7,500	6.280%	12/01/12	7,012
Summerlin Square	3,622	6.750%	02/01/14	-
Bird Ludlum	9,690	7.680%	02/15/15	-
Treasure Coast	4,532	8.000%	04/01/15	-
Shoppes of Silverlakes	2,627	7.750%	07/01/15	-
Medford	5,512	8.690%	02/01/16	-
Swampscott	2,395	8.690%	02/01/16	-
Plymouth	4,029	8.690%	02/01/16	-
Grassland Crossing	5,827	7.870%	12/01/16	2,601
Mableton Crossing	4,062	6.850%	08/15/18	1,869
Sparkleberry Square	7,918	6.750%	06/30/20	-
BridgeMill	9,395	7.940%	05/05/21	3,761
Westport Plaza	4,876	7.490%	08/24/23	1,340
Chastain Square	3,821	6.500%	02/28/24	-
Daniel Village	4,177	6.500%	02/28/24	-
Douglas Commons	4,976	6.500%	02/28/24	-
Fairview Oaks	4,710	6.500%	02/28/24	-
Madison Centre	3,821	6.500%	02/28/24	-
Paulding Commons	6,487	6.500%	02/28/24	-
Siegen Village	4,221	6.500%	02/28/24	-
Wesley Chapel Crossing	3,331	6.500%	02/28/24	-

Total Fixed Rate Mortgage Debt (75 loans)	495,056	7.26%	5.81 years	$ 363,682
		(wtd.-avg. interest rate)	(wtd.-avg. maturity)

Fixed Rate Unsecured Senior Notes Payable

7.77% senior notes	50,000	7.77%	04/01/06	$ 50,000
7.25% senior notes	75,000	7.25%	08/15/07	75,000
3.875% senior notes (2)	200,000	3.875%	04/15/09	200,000
7.84% senior notes	25,000	7.84%	01/23/12	25,000

Total Fixed Rate Unsecured Senior Notes Payable	350,000	5.124%	3.74 years	$ 350,000
		(wtd.-avg. interest rate)	(wtd.-avg. maturity)

Unsecured Variable Rate Revolving Credit Facilities

Wells Fargo	147,000	2.80%	02/12/06	$ 147,000
City National Bank	-	LIBOR + 1%	11/11/2005	-

Total Unsecured Variable Rate Revolving Credit Facilities	147,000			$ 147,000

Total Debt	$ 992,056

———————————-
(1)	The rate in effect on December 31, 2004.

(2)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the 6 month LIBOR in arrears, plus 0.4375%. The indicated rate and weighted average rate for the unsecured senior notes do not reflect this interest rate swap.

Our mortgage and outstanding revolving credit facilities indebtedness outstanding at December 31, 2004 will require approximate balloon and scheduled principal payments as follows (in thousands):

	Secured Debt		Unsecured Debt
Year Due	Scheduled Amortization	Balloon Payments	Revolving Credit Facilities	Senior Notes	Total

2005	$10,809	$30,079	$-	$-	$40,888
2006	11,069	24,758	147,000	50,000	232,827
2007	11,252	2,864	-	75,000	89,116
2008	11,391	40,104	-	-	51,495
2009	11,125	24,332	-	200,000	235,457
2010	10,224	98,471	-	-	108,695
2011	8,489	93,433	-	-	101,922
2012	7,324	40,056	-	25,000	72,380
2013	7,020	-	-	-	7,020
2014	7,110	10,015	-	-	17,125
Thereafter	35,131	-	-	-	35,131

Total	$130,944	$364,112	$147,000	$350,000	$992,056

    We may not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance this indebtedness either through additional mortgage financing secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. Our results of operations could be affected if the cost of new debt is greater or lesser thanthe cost of the meeting debt. If new financing is not available, we could be required to sell assets and our business would be adversely affected.

Development Activity. As of December 31, 2004, we had over 19 development and redevelopment projects underway or in the planning stage totaling approximately $66.7 million of asset value and requiring approximately $25.0 million to complete based on current plans and estimates. The more significant of these include:

•
CVS Plaza in Miami, Florida where we are completing the lease up of the local space at a new 29,204 square foot drug store-anchored shopping center that we built across the street from our recently completed Publix supermarket-anchored Plaza Alegre shopping center;

•	Shops at Skylake in North Miami Beach, Florida, where we are in the process of adding 29,000 square feet of retail and office space;

•
Centre Pointe Plaza in Smithfield, North Carolina and Eustis Square in Eustis, Florida where we have reconfigured and redeveloped previously vacant anchor and other space and are completing the associated lease-up; and

•	The development of two supermarket-anchored shopping centers, one in Homestead, Florida and the other in McDonough, Georgia, both on parcels of land we currently own.

These developments and redevelopments are scheduled for completion between early 2005 and the end of 2006.

Shelf Registration. We have filed universal shelf registration statements with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants. The registration statements provide us additional flexibility in accessing capital markets to fund future growth and for general corporate purposes. We now have approximately $503 million of availability under our existing shelf registration statements.

Equity. For the year ended December 31, 2004, we issued 620,468 shares of our common stock pursuant to the exercise of stock options at prices ranging from $9.24 to $16.22 per share. We also issued 2.7 million shares of common stock at prices ranging from $16.83 to $23.67 per share pursuant to our Divided Reinvestment and Stock Purchase Plan. As of December 31, 2004, we have 7.0 million shares remaining for sale under our Dividend Reinvestment and Stock Purchase Plan.

Future Capital Requirements. We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. There can be no assurance that any additional financing will be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected.

Distributions. We believe that we currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT. Our cash distributions for the year ended December 31, 2004 were $80.9 million.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of the guidance in FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. We have adopted certain provisions of SFAS No. 150 which did not have a material impact on our financial position or results of operations. We are still evaluating the potential impact of the provisions of SFAS 150 that have been deferred to future periods.

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123 (R) is similar to the approach described in SFAS 123. However, SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption is permitted in periods in which financial statements have not yet been issued. SFAS 123 (R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. Under the modified-prospective transition method, companies are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS 123 (R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for financial statement recognition or pro forma disclosure purposes). Prior periods are not restated. For periods prior to adoption, the financial statements are unchanged (and the pro forma disclosures previously required by SFAS 123 continue to be required under the new Standard to the extent those amounts differ from those in the income statement). For periods subsequent to adoption, the impact of this transition method generally is the same as if the modified-retrospective method were applied. Accordingly, pro forma disclosure will not be necessary for periods after the adoption of the new Standard. Under the modified-retrospective transition method, companies are allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method. Because of the mid-year effective date, companies are permitted to apply the modified-retrospective transition alternative either (a) to all periods presented or (b) to the start of the fiscal year in which SFAS 123 (R) is adopted. We are currently evaluating the different alternatives. Had we adopted SFAS 123 in 2004, our diluted earnings per share would have been $0.01 lower.

In December of 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This pronouncement is prospective and has no effect on the Company’s financial position or results of operations as of December 31, 2004.

Environmental Matters

We are subject to numerous environmental laws and regulations. The operation of dry cleaning facilities at our shopping centers is the principal environmental concern. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Additionally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in our portfolio will require or are currently undergoing varying levels of environmental remediation. However, we have environmental insurance policies covering all of our properties. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

Inflation and Recession Considerations

Most of our leases contain provisions designed to partially mitigate the adverse impact of inflation. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. A small number of our leases also include clauses enabling us to receive percentage rents based on a tenant’s gross sales above predetermined levels, which sales generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction. We intend to utilize variable rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and for other operating needs. With respect to our fixed rate mortgage notes and fixed rate senior unsecured notes, changes in interest rates generally do not affect our interest expense as these notes are predominantly at fixed rates for extended terms. Because we intend to hold our existing fixed rate obligations either to maturity or until the sale of the associated property, these fixed rate obligations do not pose an interest rate risk to our results of operations or our working capital position, except upon the refinancing of these obligations. Another possible risk is from increases in long-term interest rates that may occur over a period of several years, as this may decrease the overall value of our real estate.

    As of December 31, 2004, we had approximately $247.0 million of outstanding floating rate debt, including $100 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2004, in relation to our $992.1 million of outstanding debt, our $1.9 billion of total assets and the $2.7 billion total market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.47 million. If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.47 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $247.0 million (including the $100 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of December 31, 2004.

The fair value of our fixed rate debt is $782.8 million, which includes the mortgage notes and fixed rate portion of the senior unsecured notes payable (excluding the unamortized premium/discount). If interest rates increase by 1%, the fair value of our total fixed rate debt would decrease by approximately $78.2 million. If interest rates decrease by 1%, the fair value of our total outstanding fixed rate debt would decrease by approximately $720,000. This assumes that our total outstanding fixed rate debt remains at $745.1 million, the balance as of December 31, 2004.

Hedging Activities

To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative instruments for speculative purposes. We require that the hedges or derivative financial instruments be effective in managing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting. Hedges that meet these hedging criteria are formally designated as such at the inception of the contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, resulting in some ineffectiveness, the change in the fair value of the derivative instrument will be included in earnings. Additionally, any derivative instrument used for risk management that becomes ineffective is marked-to-market each period.

The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the hedge agreements. The Company believes that it mitigates its credit risk by entering into these agreements with major financial institutions. Net interest differentials to be paid or received under a swap contract and/or collar agreement are included in interest expense as incurred or earned.

During 2004, the Company entered into a $100 million notional principal variable rate interest swap with an estimated fair value of $2.7 million at December 31, 2004. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

The estimated fair value of the derivative financial instrument has been determined, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value.

Other Market Risks

As of December 31, 2004, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

For purposes of the Securities and Exchange Commission's market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2004. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts as of December 31, 2004, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, as of December 31, 2004, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the December 31, 2004 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

    There has been no changes made during the quarter ended December 31, 2004 to the Company’s internal controls over financial reporting that have materially affected or is reasonably likely to materially affect controls.

    Management’s report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of 2004 is incorporated by reference to such report included in this Form 10-K on page F-1.

ITEM 9B. OTHER INFORMATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,481,330	$14.52	2,822,064
Equity compensation plans not approved by security holders	-	-	-
Total	1,481,330	$14.52	2,822,064

(1)	Includes information related to our 1995 Stock Option Plan, 2000 Executive Incentive Compensation Plan, 1989 IRT Stock Option Plan and 1998 IRT Long-Term Incentive Plan.

    The other information required by this item is incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required and the audit committee’s pre-approval policies regarding the engagement of the principal accountants are incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following consolidated financial information is included as a separate section of this Form 10-K:

1. Financial Statements:
Page

Management Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm on Financial Reporting	F-4
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-5
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-6 - F-7
Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	F-8
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	F-9
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-10 - F-11
Notes to the Consolidated Financial Statements	F-12 - F-36

2. Financial statement schedules required to be filed
Schedule III - Real Estate Investments and Accumulated Depreciation	F-37
Schedules I, II, IV and V are not required to be filed.

(b)  Exhibits:  The following exhibits are filed as part of, or incorporated by reference into, this annual report.

EXHIBIT NO.	DESCRIPTION

3.1	Composite Charter of the Company (Exhibit 3.1) (1)
3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2) (2)
4.1	Indenture dated November 9, 1995 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4(c)) (3)
4.2	Supplemental Indenture No. 1, dated March 26, 1996, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4) (4)
4.3	Supplemental Indenture No. 2, dated August 15, 1997, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4) (5)
4.4	Supplemental Indenture No. 3, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (6)
4.5	Supplemental Indenture No. 4, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (7)
4.6	Supplemental Indenture No. 5, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (8)
4.6	Supplemental Indenture No. 6, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (9)
4.7	Indenture, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (6)
4.8	Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (6)
4.9	Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (7)
4.10	Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (8)
4.11	Supplemental Indenture No. 4, dated March 26, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (10)
4.12	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (9)
10.1	Form of Indemnification Agreement
10.2	1995 Stock Option Plan, as amended (11)*
10.3	Amended and Restated 2000 Executive Incentive Plan (Annex A) (12)*
10.4	Form of Stock Option Agreement for stock options awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.3) (21)*
10.5	Form of Restricted Stock Agreement for restricted stock awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.4) (21)*
10.6	IRT 1989 Stock Option Plan, assumed by the Company (13)*
10.7	IRT 1998 Long-Term Incentive Plan, assumed by the Company (14)*
10.8	2004 Employee Stock Purchase Plan (Annex B) (12)*
10.9
Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy, Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No. 3) (15)

10.10	Stock Exchange Agreement dated May 18, 2001 among the Company, First Capital Realty Inc. and First Capital America Holding Corp (16)

10.11	Use Agreement, regarding use of facilities, by and between Gazit (1995), Inc. and the Company, dated January 1, 1996. (Exhibit 10.15, Amendment No. 1) (15)
10.12	Subscription Agreement, dated October 4, 2000, made by Alony Hetz Properties & Investments, Ltd. (Exhibit 10.13) (17)
10.13	Stockholders Agreement, dated October 4, 2000, among the Company, Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.14) (17)

EXHIBIT NO.	DESCRIPTION

10.14
First Amendment to Stockholders Agreement, dated December 19, 2001, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.15) (17)

10.15
Second Amendment to Stockholders Agreement, dated October 28, 2002, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (18)

10.16	Third Amendment to Stockholders Agreement, dated May 23, 2003, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (9)
10.17	Amended and Restated Employment Agreement dated effective as of January 1, 2002 between the Company and Chaim Katzman (Exhibit 10.1) (1)*
10.18	First Amendment to Amended and Restated Employment Agreement, dated September 1, 2003, with Chaim Katzman (Exhibit 10.1) (19)*
10.19	Amended and Restated Employment Agreement dated effective as of January 1, 2002 between the Company and Doron Valero (Exhibit 10.2) (1)*
10.20	First Amendment to Amended and Restated Employment Agreement, dated September 1, 2003, with Doron Valero (Exhibit 10.2) (19)*
10.21	Second Amended and Restated Employment Agreement, dated September 1, 2003, between the Company and Howard M. Sipzner (Exhibit 10.1) (20)*
10.22	Employment Letter, dated March 11, 2003, by and between Alan Merkur and the Company (Exhibit 10.5) (21)*
10.23	Employment Letter, dated March 24, 2003, by and between Arthur L. Gallagher and the Company (Exhibit 10.6) (21)*
10.24	Registration Rights Agreement, dated October 28, 2002, between the Company and certain Purchasers (Exhibit 99.3) (22)
10.25
Credit Agreement, dated February 7, 2003, among the Company, each of the financial institutions initially a signatory thereto; Commerzbank AG New York and Grand Cayman Branches, Keybank National Association and Southtrust Bank, as Documentary Agents; and Wells Fargo Bank, National Association, as Sole Lead Arranger and Administration Agent (Exhibit 10.1) (10)

10.25
Amendment No. 1 to Credit Agreement, dated as of March 18, 2004, among Equity One, Inc., Wells Fargo Bank, National Association, in its capacity as contractual representative of the lenders named therein (Exhibit 10.1) (23)

10.26
Amendment No. 2 to Credit Agreement, dated as of July 19, 2004, among Equity One, Inc., Wells Fargo Bank, National Association, in its capacity as contractual representative of the lenders named therein (Exhibit 10.1) (24)

10.27	Clarification Agreement and Protocol, dated as of January 1, 2004, among Equity One, Inc. and Gazit-Globe (1982), Ltd. (Exhibit 10.2) (23)
12.1	Ratios of Earnings to Fixed Charges
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*Identifies employee agreements, management contracts, compensatory plans or other arrangements.

(1)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2003, and incorporated by reference herein.

(3)	Previously filed by IRT Property Company as an exhibit to IRT’s Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated by reference herein.

(4)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 26, 1996, and incorporated by reference herein.

(5)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on August 13, 1997, and incorporated by reference herein.

(6)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.

(7)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.

(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.

(9)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, and incorporated by reference herein.

(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 31, 2004, and incorporated by reference herein.

(11)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 30, 1999, and incorporated herein by reference.

(12)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 21, 2004, and incorporated herein by reference.

(13)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 22, 1989, and incorporated herein by reference.

(14)	Previously filed by IRT Property Company with IRT’s definitive Proxy Statement for the Annual Meeting of Stockholders held on May 22, 1998, and incorporated herein by reference.

(15)	Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated herein by reference.

(16)	Previously filed as Appendix A to our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001 and incorporated herein by reference.

(17)	Previously filed with our Annual Report Form 10-K/A filed on March 18, 2002, and incorporated herein by reference.

(18)	Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2002, and incorporated by reference herein.

(19)	Previously filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2003, and incorporated by reference herein.

(20)	Previously filed with our Current Report on Form 8-K filed on January 6, 2004, and incorporated by reference herein.

(21)	Previously filed with our Current Report on Form 8-K filed on February 18, 2005, and incorporated by reference herein.

(22)	Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.

(23)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2004, and incorporated by reference herein.

(24)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 26, 2004, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2005	EQUITY ONE, INC.

By: /s/ Chaim Katzman Chaim Katzman
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Chaim Katzman	Chairman of the Board and	March 16, 2005
Chaim Katzman	Chief Executive Officer
(Principal Executive Officer)

/s/ Doron Valero	President, Chief Operating Officer	March 16, 2005
Doron Valero	and Director

/s/ Howard M. Sipzner Howard M. Sipzner	Executive Vice President and Chief Financial Officer	March 16, 2005
(Principal Accounting and Financial Officer)

/s/ Noam Ben Ozer	Director	March 16, 2005
Noam Ben Ozer

/s/ Robert L. Cooney	Director	March 16, 2005
Robert L. Cooney

/s/ Patrick L. Flinn	Director	March 16, 2005
Patrick L. Flinn

/s/ Nathan Hetz	Director	March 16, 2005
Nathan Hetz

/s/ Peter Linneman	Director	March 16, 2005
Peter Linneman

/s/ Shaiy Pilpel	Director	March 16, 2005
Dr. Shaiy Pilpel

/s/ Dori Segal	Director	March 16, 2005
Dori Segal

EQUITY ONE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Management Report on Internal Control Over Financial Reporting	F-1

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-5

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-6 - F-7

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	F-8

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	F-9

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-10 - F-11

Notes to the Consolidated Financial Statements	F-12 - F-36

49

Management Report on Internal Control Over Financial Reporting

            The management of Equity One, Inc. and subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting, which requires the use of certain estimates and judgments, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·          Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·          Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·          Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Reasonable assurance is based on the premise that the cost of internal controls should not exceed the benefits derived.  Reasonable assurance includes the understanding that there is a remote likelihood that material misstatements will not be prevented or detected in a timely manner. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

            The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective.

            Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            The Company’s independent registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting.  This report appears on the following page of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Equity One, Inc.
North Miami Beach, Florida

We have audited management’s assessment, included in the accompanying Managements Report on Internal Control over Financial Reporting, that Equity One, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Equity One, Inc.
North Miami Beach, Florida

We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
March 11, 2005

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(In thousands, except per share amounts)

	2004	2003
ASSETS

PROPERTIES:
Income producing	$1,915,216	$1,594,579
Less: accumulated depreciation	(95,934)	(66,406)
Income producing property, net	1,819,282	1,528,173

Construction in progress and land held for development	41,759	74,686
Property held for sale	12,646	14,440

Properties, net	1,873,687	1,617,299

CASH AND CASH EQUIVALENTS	5,122	966

ACCOUNTS AND OTHER RECEIVABLES, NET	15,699	13,492

SECURITIES	35,756	-

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES	273	2,861

GOODWILL	14,020	14,014

OTHER ASSETS	47,735	28,754

TOTAL	$1,992,292	$1,677,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

NOTES PAYABLE
Mortgage notes payable	$495,056	$459,103
Unsecured revolving credit facilities	147,000	162,000
Unsecured senior notes payable	347,261	150,000
	989,317	771,103

Unamortized premium/discount on notes payable	21,603	24,218

Total notes payable	1,010,920	795,321

OTHER LIABILITIES
Accounts payable and accrued expenses	32,857	25,211
Tenant security deposits	8,559	7,706
Other liabilities	7,171	5,924

Total liabilities	1,059,507	834,162

MINORITY INTEREST	1,397	12,672

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value - 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value - 100,000 shares authorized, 73,597 and 69,353 shares issued and outstanding for 2004 and 2003, respectively	736	694
Additional paid-in capital	920,616	843,678
Retained earnings	17,481	-
Accumulated other comprehensive income (loss)	4,633	(122)
Unamortized restricted stock compensation	(11,928)	(10,091)
Notes receivable from issuance of common stock	(150)	(3,607)

Total stockholders’ equity	931,388	830,552

TOTAL	$1,992,292	$1,677,386

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands, except per share amounts)

	2004	2003	2002
RENTAL REVENUE:
Minimum rents	$ 175,588	$ 137,284	$ 68,705
Expense recoveries	48,789	39,908	21,548
Termination fees	3,536	1,363	1,911
Percentage rent payments	1,944	1,740	1,405

Total rental revenue	229,857	180,295	93,569

EXPENSES:
Property operating expenses	60,402	51,728	28,848
Rental property depreciation and amortization	35,910	26,411	12,563
Litigation settlement	-	-	2,067
General and administrative expenses	16,601	11,046	6,649

Total costs and expenses	112,913	89,185	50,127

INCOME BEFORE OTHER INCOME AND EXPENSE, MINORITY INTEREST AND DISCONTINUED OPERATIONS	116,944	91,110	43,442

OTHER INCOME AND EXPENSE:
Interest expense	(46,413)	(36,814)	(20,889)
Amortization of deferred financing fees	(1,370)	(992)	(759)
Investment income	2,346	1,089	1,632
Other income	537	687	1,083
(Loss) gain on extinguishment of debt	-	(513)	1,520

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	72,044	54,567	26,029
MINORITY INTEREST	(576)	(803)	(101)

INCOME FROM CONTINUING OPERATIONS	71,468	53,764	25,928

DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	4,273	6,800	4,742
Gain on disposal of income producing properties	22,176	3,083	9,264
Minority interest	(113)	-	-

Total income from discontinued operations	26,336	9,883	14,006

NET INCOME	$ 97,804	$ 63,647	$ 39,934

			(continued )

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands, except per share amounts)

	2004	2003	2002

EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE
Income from continuing operations	$1.01	$0.90	$0.79
Income from discontinued operations	0.38	0.16	0.43

Total basic earnings per share	$1.39	$1.06	$1.22

NUMBER OF SHARES USED IN COMPUTING BASIC EARNINGS PER SHARE	70,447	59,998	32,662

DILUTED EARNINGS PER SHARE
Income from continuing operations	$1.00	$0.89	$0.78
Income from discontinued operations	0.37	0.16	0.42

Total diluted earnings per share	$1.37	$1.05	$1.20

NUMBER OF SHARES USED IN COMPUTING DILUTED EARNINGS PER SHARE	72,036	61,665	33,443

			(Concludedd	)

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands, except per share amounts)

	2004	2003	2002

NET INCOME	$97,804	$63,647	$39,934

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding gain (loss) on securities available for sale	4,633	46	(12)
Change in fair value of cash flow hedges	122	(122)	-

COMPREHENSIVE INCOME	$102,559	$63,571	$39,922

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Unamortized Restricted Stock Compensation	Notes Receivable from the Issuance of Common Stock	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2002	$288	$283,619	$1,808	$(34)	$(1,836)	$(5,578)	$278,267

Issuance of common stock	57	73,359	-	-	(2,539)	(1,534)	69,343
Stock issuance cost	-	(1,528)	-	-	-	-	(1,528)
Net income	-	-	39,934	-	-	-	39,934
Dividends paid	-	-	(35,773)	-	-	-	(35,773)
Net unrealized holding loss on securities available for sale	-	-	-	(12)	-	-	(12)

BALANCE, DECEMBER 31, 2002	345	355,450	5,969	(46)	(4,375)	(7,112)	350,231

Issuance of common stock:
IRT transaction	175	231,562	-	-	-	-	231,737
Other issuances	174	259,445	-	-	(5,716)	3,505	257,408
Stock issuance cost	-	(1,718)	-	-	-	-	(1,718)
Net income	-	-	63,647	-	-	-	63,647
Dividends paid	-	(1,061)	(69,616)	-	-	-	(70,677)
Change in fair value of cash flow hedges	-	-	-	(122)	-	-	(122)
Net unrealized holding gain on securities available for sale	-	-	-	46	-	-	46

BALANCE, DECEMBER 31, 2003	694	843,678	-	(122)	(10,091)	(3,607)	830,552

Issuance of common stock	42	77,853	-	-	(1,837)	-	76,058
Stock issuance cost	-	(334)	-	-	-	-	(334)
Repayments of notes receivable from issuance of common stock	-	-	-	-	-	3,457	3,457
Net income	-	-	97,804	-	-	-	97,804
Dividends paid	-	(581)	(80,323)	-	-	-	(80,904)
Changes in fair value of cash flow hedges	-	-	-	122	-	-	122
Net unrealized holding gain on securities available for sale	-	-	-	4,633	-	-	4,633

BALANCE, DECEMBER 31, 2004	$736	$920,616	$17,481	$4,633	$(11,928)	$(150)	$931,388

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands, except per share amounts)

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$97,804	$63,647	$39,934
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(3,835)	(1,974)	(636)
Provision for losses on accounts receivable	199	582	524
Amortization of premium on notes payable	(4,958)	(3,584)	-
Amortization of deferred financing fees	1,370	992	759
Amortization of deferred financing fees included in discontinued operations	89	119	125
Rental property depreciation and amortization	35,910	26,411	12,563
Depreciation and amortization included in discontinued operations	1,113	1,596	1,247
Amortization of restricted stock	5,163	2,833	1,579
Gain on disposal of real estate	(22,334)	(3,083)	(9,264)
Gain on sale of securities	(593)	(9)	(14)
Loss (gain) on debt extinguishment	-	623	(1,520)
Equity in loss (income) of joint ventures	46	(500)	(549)
Minority interest in earnings of consolidated subsidiary	689	803	101
Changes in assets and liabilities:
Accounts and other receivables	(2,406)	(5,080)	(3,152)
Other assets	(2,147)	(2,969)	173
Accounts payable and accrued expenses	4,900	(5,378)	2,548
Tenant security deposits	853	1,038	252
Other liabilities	1,247	2,195	943

Net cash provided by operating activities	113,110	78,262	45,613

INVESTING ACTIVITIES:
Additions to and purchases of rental property	(263,640)	(151,630)	(65,581)
Payment for construction in progress and land held for development	(25,771)	(34,063)	(13,876)
Proceeds from disposal of rental properties	72,568	25,013	27,195
Decrease (increase) in cash held in escrow	-	12,897	(4,218)
Proceeds from sales of joint venture interest	-	2,230	-
Distributions received from joint ventures	3,119	5,424	871
Increase in deferred leasing expenses	(6,668)	(4,455)	(1,660)
Proceeds from repayments of notes receivable	6,090	5,074	5,068
Proceeds from sale of securities	5,814	976	762
Cash used to purchase securities	(36,363)	-	-
Cash used in the purchase of IRT	-	(189,382)	-
Cash acquired in acquisitions	-	1,756	-

Net cash used in investing activities	(244,851)	(326,160)	(51,439)

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(25,721)	(63,586)	(43,156)
Borrowings under mortgage notes payable	-	-	25,850
Net (repayments) borrowings under revolving credit facilities	(15,000)	131,000	(4,409)
Increase in deferred financing expenses	(3,126)	(888)	(1,058)
Proceeds from stock subscription and issuance of common stock	58,304	249,205	67,982
Proceeds from senior debt offering	199,750	-	-
Stock issuance costs	(334)	(1,718)	(1,471)
Repayment of notes receivable from issuance of common stock	3,457	3,505	-
Cash dividends paid to stockholders	(80,904)	(70,677)	(35,773)
Distributions to minority interest	(529)	(921)	(101)

Net cash provided by financing activities	135,897	245,920	7,864
			(continued )

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands, except per share amounts)

	2004	2003	2002

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$4,156	$(1,978)	$2,038
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	966	2,944	906
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,122	$966	$2,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$50,155	$36,703	$22,772

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain (loss) on securities	$4,633	$46	$(12)
Change in fair value of hedges	$122	$(122)
Conversion of operating partnership units	$14,108	$2,880
Issuance of restricted stock	$5,624	$7,534	$3,900
Common stock issued for notes receivable			$1,534
Note receivable from sale of property	$9,355		$3,900

The Company acquired and assumed mortgages on some of the rental property acquisitions:
Fair value of rental property	$148,416	$101,692	$9,300
Assumption of mortgage notes payable	(61,674)	(54,369)	(6,097)
Fair value adjustment of mortgage notes payable	(2,697)	(6,029)	-
Cash paid for rental property	$84,045	$41,294	$3,203

The Company issued senior unsecured notes:
Face value of notes	$200,000
Discount	(250)
Cash received	$199,750

The Company acquired all of the outstanding common stock of IRT for $763,047, including transaction costs:
Fair value of assets acquired, including goodwill		$763,047
Assumption of liabilities, unsecured senior notes and mortgage notes payable		(319,598)
Fair value adjustment of unsecured senior notes and mortgage notes payable		(22,330)
Common stock issued		(231,737)
Cash paid for IRT acquisition, including transaction costs		$189,382

			(Concluded )
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands, except per share amounts)

1. Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages community and neighborhood shopping centers located predominantly in high growth markets in the southern United States and in the metropolitan Boston, Massachusetts area. These shopping centers are primarily anchored by supermarkets or other necessity-oriented retailers such as drugstores or discount retail stores.

Basis of Presentation

The consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those partnerships where the Company has financial and operating control. Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies” or the “Company.” The Company has a 50% investment in one joint venture which no individual party controls and, accordingly, uses the equity method of accounting for this joint venture.

All significant intercompany transactions and balances have been eliminated in consolidation.

Portfolio

As of December 31, 2004, the Company owned a total of 188 properties, encompassing 133 supermarket-anchored shopping centers, eight drug store-anchored shopping centers, 40 other retail-anchored shopping centers, four retail development parcels and three commercial properties, as well as a non-controlling interest in one unconsolidated joint venture.

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

    Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Land improvements	40 years
Buildings	30-40 years
Building improvements	5-40 years
Tenant improvements	Over the term of the related lease, which approximates the economic useful life
Equipment	5-7 years

Business Combinations

The results of operations of any acquired property are included in the Company’s financial statements as of the date of its acquisition.

The Company allocates the purchase price of acquired companies and properties to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Fair value is defined as the amount at which that asset could be bought or sold in a current transaction between willing parties (other than in a forced or liquidation sale). In order to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, the Company identifies and estimates the fair value of the land, buildings and improvements, reviews the leases to determine the existence of, and estimates the fair value of, any contractual or other legal rights and investigates the existence of, and estimates the fair value of, any other identifiable intangible assets. Such valuations require management to make significant estimates and assumptions, especially with respect to intangibles.

The cost approach is used as the primary method to estimate the fair value of the buildings, improvements and other assets. The cost approach is based upon the current costs to develop the particular asset in that geographic location, less an allowance for physical and functional depreciation. The assigned value for buildings and improvements is based on an as if vacant basis. The market value approach is used as the primary method to estimate the fair value of the land. The determination of the fair value of contractual intangibles is based on the costs incurred to originate a lease, including commissions and legal costs, excluding any new leases negotiated in connection with the purchase of a property. In-place lease values are based on management’s evaluation of the specific characteristics of each lease and the Company’s overall relationship with each tenant. Among the factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant’s credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, given the specific market conditions. Above-market and below-market lease values are determined based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The value of contractual intangibles is amortized over the remaining term of each lease. Other than as discussed above, the Company has determined that its real estate properties do not have any other significant identifiable intangibles.

Critical estimates in valuing certain of the intangibles and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company’s portfolio and discount rates used in these calculations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals, third party cost segregation studies or other market data, as well as, information obtained in its pre-acquisition due diligence and marketing and leasing activities.

      In the event that a tenant terminates its lease, the unamortized portion of each related intangible would be expensed.

Intangibles associated with property acquisitions are included in other assets in the Company’s consolidated balance sheet.

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

Total interest expense capitalized to construction in progress and land held for development was $3,204, $3,822 and $2,375 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Accounts Receivable

Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants. Management evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect amounts estimated to be uncollectible. The allowance for doubtful accounts was $1,400 and $1,201 at December 31, 2004 and 2003, respectively.

Securities

The Company’s investments consist primarily of equity investments and debt securities. The Company’s equity investments are recorded at fair value based on current market prices and are classified as available-for-sale. Changes in the fair value of the equity investments are included in accumulated other comprehensive income (loss). The Company’s debt securities are recorded at cost and are classified as held-to-maturity, with the related discount/premium amortized over the life of the investment using the effective interest method.

    As of December 31, 2004, the Company had $29,297 in equity securities classified as available-for-sale, and $6,459 of debt securities, net of discount, classified as held-to-maturity. The debt securities have a stated interest rate of 8.875% and mature in April of 2008.

Deferred Costs and Intangibles

Deferred costs and intangibles included in other assets consist of loan origination fees, leasing costs and the value of intangible assets when a property was acquired. Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan which approximates the effective interest method. Direct salaries, third party fees and other costs incurred by the Company to originate a lease are capitalized and are being amortized using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs and above/below market rents that were acquired in connection with the acquisition of the properties and are being amortized using the straight-line method over the terms of the related lease.

Deposits

Deposits included in other assets are composed of funds held by various institutions for future payments of property taxes, insurance and improvements, utility and other service deposits.

Goodwill

Goodwill has been recorded to reflect the excess of cost over the fair value of net assets acquired in various business acquisitions. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002 and no longer amortizes goodwill.

The Company is required to perform annual impairment tests of its goodwill and intangible assets, or more frequently in certain circumstances. The Company has elected to test for goodwill impairment in November of each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying amount. During the periods presented, no impairment of goodwill was incurred.

The key assumptions management employs to determine the fair value of the Company’s reporting units (each property is considered a reporting unit) include (a) net operating income; (b) cash flows; and (c) an estimation of the fair value of each reporting unit, which was based on the Company’s experience in evaluating acquisitions and market conditions. A variance in the net operating income or discount rate could have a significant impact on the amount of any goodwill impairment charge recorded.

Management cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $14,020 at December 31, 2004. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s tenant base, or a material negative change in its relationships with significant tenants.

During 2004, $539 of goodwill is included in the determination of the gain on disposal of income producing properties due to the disposition of certain properties.

Minority interest

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of the Company, entered into a limited partnership as a general partner. An income producing shopping center (“Walden Woods Village”) was contributed by its owners (the “Minority Partners”), and the Company contributed 93.656 shares of the Company’s common stock (the “Walden Woods Shares”) to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net value of property contributed by the Minority Partners, each of the partners received 93.656 limited partnership units. The Company has entered into a Redemption Agreement with the Minority Partners whereby the Minority Partners can request that the Company purchase either their limited partnership units or any shares of common stock which they received in exchange for their partnership units at a price of $10.30 per unit or per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the Company has consolidated the accounts of the partnership with the Company’s financial data. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the Walden Woods Shares except to the extent of dividends. Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared. The Walden Woods Shares are not considered outstanding in the consolidated financial statements and are excluded from the share count in the calculation of primary earnings per share.

On December 5, 2000, a wholly owned subsidiary of the Company, Equity One (North Port) Inc., entered into a limited partnership (the “Shoppes of North Port, Ltd.”) as a general partner. The North Port minority partners had the right to redeem their partnership units (“OPUs”) for the Company’s common stock on a one-for-one basis or for cash at an agreed upon price of $11.00 per share no earlier than December 10, 2001, nor later than three and one half years thereafter. During July 2003, North Port Minority Partners redeemed their OPUs in exchange for 261.850 shares of the Company’s common stock. North Port is now a wholly owned subsidiary of the Company.

The Company is the general partner of IRT Partners L.P. (“LP”) and maintains an indirect partnership interest through its wholly-owned subsidiary, IRT Management Company. LP was formed in order to enhance the acquisition opportunities of the Company through a downREIT structure. This structure offers potential sellers of properties the ability to make a tax-deferred sale of their real estate properties in exchange for limited partnership units (“OP Units”) of LP. During September 2004, the outstanding OP Units were redeemed in exchange for 734.266 shares of the Company’s common stock. LP is now a wholly owned subsidiary of the Company.

The Company also has a controlling general partnership interest (75% interest) in Venice Plaza and records a minority interest for the limited partners’ share of equity.

Notes receivable from issuance of common stock

As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley Act of 2002, the Company had loaned $7,112 to various executives in connection with their exercise of options to purchase shares of the Company’s common stock of which $6,962 has been repaid. The remaining note bears interest only, payable quarterly, at the rate of 5% per annum and the principal is due in June 2007. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, there have been no material modifications to the terms of the outstanding loan granted to executives.

Revenue Recognition

Rental income comprises minimum rents, expense reimbursements, termination fees and percentage rent payments. Minimum rents are recognized over the lease term on a straight-line basis. Expense reimbursements are recognized in the period that the applicable costs are incurred. The Company accounts for these leases as operating leases as the Company has retained substantially all risks and benefits of property ownership. Percentage rent is recognized when the tenant’s reported sales have reached certain levels specified in the respective lease. Termination fees are recognized upon the termination of a tenant’s lease.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit quality.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from shares issuable under stock-based compensation plans, which would include the exercise of stock options, and the conversion of the operating partnership units held by minority limited partners.

Other Income

Other income includes fees earned in connection with certain third-party leasing activities and other third-party management activities. Management and third party leasing fees are recognized when earned.

Income Taxes

The Company elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code (“Code”), commencing with its taxable year ended December 31, 1995.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its stockholders.  Also, at least 90% of the Company’s gross income in any year must be derived from qualifying sources. The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, principally real estate depreciation and amortization. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  In addition, any taxable income of the Company’s consolidated subchapter C-Corporation, taxable REIT subsidiary (“TRS”), is subject to federal and state income taxes.

The Company has certain corporate tax attributes carried over from previous mergers (for example, net operating losses, alternative minimum tax credit carry-forwards, etc.).  Net operating losses available to the Company are estimated to be approximately $12,027, but their utilization is limited subject to the provisions of the Code Sections 381 and 382. Code Section 1374 imposes a tax on the net built-in gain of C-Corporation assets that become assets of a REIT (i.e. the Company) in a carryover-basis transaction. The estimated net built-in gain at the date of acquisition is approximately $38,390.  In lieu of the tax imposed on the transferor C-Corporation, the Company is subject to a Ten-Year Rule, which defers and eliminates recognition of the built-in gain tax liability if the assets subject to the tax are not disposed of within ten years from the date of the acquisition.  In addition to the Ten-Year Rule, the Company has the ability to utilize like-kind exchanges, carry-over C-Corporation tax attributes, and other tax planning strategies to mitigate the potential recognition of built-in gain tax.

Stock Option and Other Equity-Based Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 13 to the consolidated financial statements. The Company applies APB 25, Accounting for Stock Issued to Employees in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. No stock-based employee compensation cost for stock options is reflected in net income, as all options under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data).

		Years Ended December 31,

		2004	2003	2002

Net Income	As reported	$97,804	$63,647	$39,934

Add:	Stock based employee compensation expense included in reported net income	5,163	2,833	1,579

Deduct:	Total stock based employee compensation expense determined under fair value based method for all awards	(5,926)	(3,729)	(2,322)

	Pro forma	$97,041	$62,751	$39,191

Basic earnings per share	As reported	$1.39	$1.06	$1.22

	Pro forma	$1.38	$1.05	$1.20

Diluted earnings per share	As reported	$1.37	$1.05	$1.20

	Pro forma	$1.36	$1.03	$1.18

Segment information

The Company’s properties are community and neighborhood shopping centers located predominantly in high growth markets in the southern United States and the Boston metropolitan area. Each of the Company’s centers are separate operating segments which have been aggregated and reported as one reportable segment because they have characteristics so similar that they are expected to have essentially the same future prospects. The economic characteristics include similar returns, occupancy and tenants and each is located near a metropolitan area with similar economic demographics and site characteristics.

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

    New accounting pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of the guidance in SFAS No. 150. The Company has adopted certain provisions of SFAS No. 150 which did not have a material impact on the Company’s financial condition or results of operations. The Company is still evaluating the potential effect of the provisions of SFAS No. 150 that have been deferred to future periods.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123 (R) is similar to the approach described in SFAS 123. However, SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption is permitted in periods in which financial statements have not yet been issued. SFAS 123 (R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. Under the modified-prospective transition method, companies are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS 123 (R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for financial statement recognition or pro forma disclosure purposes). Prior periods are not restated. For periods prior to adoption, the financial statements are unchanged (and the pro forma disclosures previously required by SFAS 123 continue to be required under the new Standard to the extent those amounts differ from those in the income statement). For periods subsequent to adoption, the impact of this transition method generally is the same as if the modified-retrospective method were applied. Accordingly, pro forma disclosure will not be necessary for periods after the adoption of the new standard. Under the modified-retrospective transition method, companies are allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method. Because of the mid-year effective date, companies are permitted to apply the modified-retrospective transition alternative either (a) to all periods presented or (b) to the start of the fiscal year in which SFAS 123 (R) is adopted. The Company is currently evaluating the different alternatives. Had the Company adopted SFAS 123 in 2004, the diluted earnings per share would have been $0.01 lower.

In December of 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This pronouncement is prospective and has no effect on the Company’s financial position or results of operations as of December 31, 2004.

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

Debt Securities. The fair value estimated at December 31, 2004 was $6,700, based on the closing market prices of the securities.

Mortgage Notes Payable. The fair value estimated at December 31, 2004 and 2003 was $531,200 and $505,148, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms.

Unsecured Revolving Credit Facilities. The fair value was estimated by using the current rates at which similar loans would be made and remaining terms. The carrying amounts reported in the balance sheets approximate fair value.

Unsecured Senior Notes Payable. The fair value estimated at December 31, 2004 and 2003 was $351,584 and $165,700, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms.

Reclassifications

Certain prior year operating amounts have been reclassified to reflect the reporting of discontinued operations.

3. Properties

Composition in the consolidated balance sheets:	December 31,

	2004	2003

Land and land improvements	$793,508	$654,654
Building and building improvements	1,097,150	924,097
Tenant improvements	24,558	15,828
	1,915,216	1,594,579
Less: accumulated depreciation	(95,934)	(66,406)
Income producing property, net	$1,819,282	$1,528,173

    Acquisitions

The following table reflects a series of individual properties that were acquired during 2004:

Property	Location	Month Purchased	Square Feet/ Acres	Purchase Price

Bluebonnet Out Parcel	Baton Rouge, LA	February	0.9 acres	$ 500
Pavilion Shopping Center	Naples, FL	February	167,745	24,200
Southlake Village	Southlake, TX	March	118,092	17,475
Creekside Plaza	Arlington, TX	March	101,016	14,025
Sparkleberry Square	Columbia, SC	March	339,051	45,150
Venice Shopping Center	Venice, FL	March	111,934	6,447
Windy Hill	N. Myrtle Beach, SC	April	64,465	2,895
Hamilton Out Parcel	Buford, GA	April	0.64 acres	425
Medical & Merchants	Jacksonville, FL	May	152,761	21,980
Westgate Marketplace	Houston, TX	June	298,354	47,100
Boston portfolio (6 properties)	Boston, MA	October	390,979	119,750
Homestead Gas Station	Homestead, FL	November	0.66 acres	1,150
DeSoto Shopping Center	DeSoto, TX	November	69,090	8,180
Westport Plaza	Davie, FL	December	36,212	7,200
Devaney Parcel	West Roxbury, MA	December	0.33 acres	475

				$ 316,952

No equity interests were issued or issuable in connection with the above purchases and no contingent payments, options or commitments are provided for in the agreements. No goodwill was recorded in conjunction with any of the individual property acquisitions.

The Company’s allocation of the purchase price for the acquisitions consummated during 2004 is preliminary and is subject to change. The Company is in the process of obtaining additional market data related to the fair value of the land, real property and in-place leases. Management does not believe that any adjustment would have a material effect on the Company’s financial position or results of operations.

The amounts assigned to intangibles consisting of in-place leases, lease origination costs and above/below market leases is $5,390, $4,029 and $4,939, respectively. The weighted average amortization period is 11.5 years.

Pro Forma Financial Information

The following unaudited supplemental pro forma operating data is presented for the years ended December 31, 2004 and 2003 as if the acquisition of the individual properties mentioned above occured on January 1, 2003. The operating results of the acquired properties are included in the results of operations of the Company from the date of purchase. The pro forma financial information is presented for information purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated nor does it purport to represent the results of the operations for future periods:

	2004	2003

Pro forma rental income	$242,130	$205,325
Pro forma income from continuing operations	$73,131	$58,342
Pro forma net income	$99,580	$68,225

Pro forma earnings per share:
Basic earnings per share:
Income from continuing operations	$1.03	$0.98

Diluted earnings per share:
Income from continuing operations	$1.02	$0.97

4. Accounts and Other Receivables

Composition in the consolidated balance sheets:	December 31,

	2004	2003

Tenants	$ 15,6788	$ 13,9211
Other	1,4211	7722
Allowance for doubtful accounts	(1,4000)	(1,2011)
Total accounts and other receivables	$ 15,6999	$ 13,4922

5. Investments in Joint Ventures

A summary of the Company’s investments in joint ventures at December 31, 2004 and 2003 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

Entity	Location	Ownership	December 31, 2004	December 31, 2003

PG Partners*	Palm Beach Gardens, FL	50.0%	$-	$2,633
Parcel F, LLC	Palm Beach Gardens, FL	50.0%	273	228

Investments in joint ventures			$273	$2,861

*The joint venture sold its property during 2004.

A summary of the unaudited balance sheets for the joint ventures being reported on the equity method of accounting is as follows:

Condensed Balance Sheet	As of December 31, 2004	As of December 31, 2003

Assets:
Rental properties, net	$-	$15,735
Land held for development	1,073	953
Cash and cash equivalents	-	-
Other assets	-	457
Total	$1,073	$17,145

Liabilities and Ventures’ Equity:
Mortgage notes	$-	$12,878
Other liabilities	-	90
Ventures’ equity	1,073	4,177
Total	$1,073	$17,145

The Company’s investments in joint ventures, as reported on its consolidated balance sheets as of December 31, 2004, differ from its proportionate share of the joint ventures’ underlying net assets due to approximately $260 of basis differentials.

     summary of the unaudited statements of operations for the joint ventures being reported on the equity method of accounting is as follows:

	Year Ended December 31,

Condensed Statements of Operations	2004	2003	2002

Revenues:
Rental revenues	$2,024	$5,313	$7,176
Other revenues	2	8	12
Total revenues	2,026	5,321	7,188

Expenses:
Operating expenses	620	1,228	1,742
Interest expense	970	2,058	2,932
Depreciation	459	905	1,291
Other expense	69	130	125
Total expense	2,118	4,321	6,090
Net (loss) income	$(92)	$1,000	$1,098
The Company’s equity in (loss) income of joint ventures reported in	$(46)	$500	$549

Continuing operations	$-	$-	$-
Discontinued operations	$(46)	$500	$549

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

6. Other Assets

Composition in the consolidated balance sheets:	December 31,
	2004	2003

Notes receivable, bearing interest at 8.0% through 10.0% per annum, maturing from March 2006 through November 2010	$6,315	$3,050
Deposits and escrow impounds	12,759	10,885
Deferred financing fees, net	4,633	3,130
Leasing commissions and intangibles, net	13,794	5,551
Furniture and equipment, net	3,174	2,974
Prepaid and other assets	7,060	3,164

Total other assets	$47,735	$28,754

All amounts assigned to intangible assets are subject to amortization. For the year ended December 31, 2004, the amortization expense for the intangible assets was $317. The amortization expense for the next five years for the recorded intangible assets is approximately $497, $437, $397, $344 and $307, respectively.

7. Notes Payable

The following is a summary of the Company’s borrowings, consisting of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities:

	December 31,
	2004	2003

Mortgage Notes Payable
Fixed rate mortgage loans	$495,056	$459,103
Unamortized net premium on mortgage notes payable	12,721	11,779

Total	$507,777	$470,882

The weighted average interest rate of the mortgage notes payable at December 31, 2004 and 2003 was 7.26% and 7.45%, respectively, excluding the effects of the net premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of the Company’s properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $168,588 contain prohibitions on transfers of ownership which may have been violated by the Company’s previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, The Company, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company’s results of operations or financial condition.

	December 31,
	2004	2003

Unsecured Senior Notes Payable

7.77% Senior Notes, due 4/1/06	$50,000	$50,000
7.25% Senior Notes, due 8/15/07	75,000	75,000
3.875% Senior Notes, due 4/15/09	200,000	-
7.84% Senior Notes, due 1/23/12	25,000	25,000
Fair value of interest rate swap	(2,739)	-
Unamortized net premium on unsecured senior notes payable	8,882	12,439

Total	$356,143	$162,439

We swapped $100,000 of the $200,000 senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%. The weighted average interest rate of the unsecured senior notes at December 31, 2004 and 2003 was 5.12% and 7.55%, respectively, excluding the effects of the interest rate swap and the net premium adjustment.

     The indentures under which the notes were issued have several covenants which limit the Company’s ability to incur debt; require the Company to maintain unencumbered asset ratios and limit the Company’s ability to consolidate, sell, lease, or convey substantially all of its assets to, or merge with any other entity. These notes have also been guaranteed by most of the Company’s subsidiaries including IRT Partners L.P. The interest rate on the 7.77% senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating.

	December 31,
	2004	2003

Unsecured Revolving Credit Facilities

Wells Fargo	$147,000	$162,000
City National Bank	-	-

Total	$147,000	$162,000

The Company entered into a $340,000 unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company’s option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company’s senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo’s prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company’s subsidiaries. Based on the Company’s current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $170,000, a $35,000 swing line facility for short term borrowings, a $20,000 letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400,000. The facility expires February 12, 2006 with a one-year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company’s ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The weighted average interest rate as of December 31, 2004 and 2003 was 2.80% and 2.06%, respectively.

The Company also has a $5,000 unsecured credit facility with City National Bank of Florida, of which there was no outstanding balance as of December 31, 2004. This facility also provides collateral for $1,339 in outstanding letters of credit.

As of December 31, 2004, the availability under the various credit facilities was approximately $25,798, net of outstanding balances and letters of credit.

Principal maturities (including scheduled amortization payments) of the notes payable as of December 31, 2004 are as follows:

Year ending December 31,	Amount

2005	$ 40,888
2006	232,827
2007	89,116
2008	51,495
2009	235,457
Thereafter	342,273
Total	$992,056

Interest costs incurred, excluding amortization of discount/premium, were $55,291, $45,593 and $25,004 in the years ended December 31, 2004, 2003 and 2002, respectively, of which $3,204, $3,822 and $2,375 were capitalized in the years ended December 31, 2004, 2003 and 2002, respectively.

8.	Financial Instruments - Derivatives and Hedging

    To manage, or hedge, the exposure to interest rate risk, the Company follows established risk management policies and procedures, including the use of a variety of derivative financial instruments. The Company does not enter into derivative instruments for speculative purposes. The Company requires that the hedges or derivative financial instruments be effective in managing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting. Hedges that meet these hedging criteria are formally designated as such at the inception of the contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, resulting in some ineffectiveness, the change in the fair value of the derivative instrument will be included in earnings. Additionally, any derivative instrument used for risk management that becomes ineffective is marked-to-market each period.

The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the hedge agreements. The Company believes that it mitigates its credit risk by entering into these agreements with major financial institutions. Net interest differentials to be paid or received under a swap contract and/or collar agreement are included in interest expense as incurred or earned.

During 2004, the Company entered into a $100,000 notional principal variable rate interest swap with an estimated fair value of $2,739 as of December 31, 2004. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

The estimated fair value of the Company’s derivative financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value.

9.  Consolidating Financial Information

As of December 31, 2004, most of the Company’s subsidiaries have guaranteed the Company’s indebtedness under the unsecured senior debt. The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet	Equity One, Inc.	Guarantors Combined Subsidiaries	Non Guarantors	Eliminating Entries	Consolidated Equity One
As of December 31, 2004

ASSETS
Properties, net	$490,627	$789,082	$593,978	$-	$1,873,687
Investment in affiliates	435,752	-	-	(435,752)	-
Other assets	73,945	23,955	20,705	-	118,605

Total	$1,000,324	$813,037	$614,683	$(435,752)	$1,992,292

LIABILITIES
Mortgage notes payable	$71,591	$187,681	$235,784	$-	$495,056
Unsecured revolving credit facilities	147,000	-	-	-	147,000
Unsecured senior notes, net	347,261	-	-	-	347,261
Unamortized premium on notes payable	9,546	9,408	2,649	-	21,603

Other liabilities	20,526	18,027	10,034	-	48,587
Total liabilities	595,240	215,116	248,467		1,059,507

MINORITY INTEREST	-	-	-	1,397	1,397

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	404,400	597,921	366,216	(437,149)	931,388

Total	$1,000,324	$813,037	$614,683	$(435,752)	$1,992,292

		Guarantors
Condensed Balance Sheet	Equity One, Inc.	Combined Subsidiaries	IRT Partners, LP	Non Guarantors	Eliminating Entries	Consolidated Equity One
As of December 31, 2003

ASSETS
Properties, net	$526,136	$561,455	$187,132	$342,576	$-	$1,617,299
Investment in affiliates	435,752	-	-	-	(435,752)	-
Other assets	22,865	21,926	2,940	12,356	-	60,087

Total	$984,753	$583,381	$190,072	$354,932	$(435,752)	$1,677,386

LIABILITIES
Mortgage notes payable	$74,726	$171,230	$34,400	$178,747	$-	$459,103
Unsecured revolving credit facilities	162,000	-	-	-	-	162,000
Unsecured senior notes, net	150,000	-	-	-	-	150,000
Unamortized premium on notes payable	13,505	5,950	4,661	102	-	24,218
Other liabilities	13,000	15,522	1,780	8,539	-	38,841

Total liabilities	413,231	192,702	40,841	187,388	-	834,162

MINORITY INTEREST	-	-	-	-	12,672	12,672

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	571,522	390,679	149,231	167,544	(448,424)	830,552

Total	$984,753	$583,381	$190,072	$354,932	$(435,752)	$1,677,386

Condensed Statement of Operations	Equity One Inc.	Guarantors Combined Subsidiaries	Non Guarantors	Consolidated Equity One
For the Year Ended December 31, 2004

RENTAL REVENUE:
Minimum rents	$48,475	$80,437	$46,676	$175,588
Expense recoveries	11,450	23,890	13,449	48,789
Termination fees	217	375	2,944	3,536
Percentage rent payments	375	820	749	1,944

Total rental revenue	60,517	105,522	63,818	229,857
COSTS AND EXPENSES:
Property operating expenses	15,206	27,621	17,575	60,402
Rental property depreciation and amortization	9,698	16,698	9,514	35,910
General and administrative expenses	16,097	504	-	16,601

Total costs and expenses	41,001	44,823	27,089	112,913

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS	19,516	60,699	36,729	116,944

OTHER INCOME AND EXPENSE:
Interest expense	(17,719)	(13,040)	(15,654)	(46,413)
Amortization of deferred financing fees	(1,035)	(151)	(184)	(1,370)
Investment income	2,028	298	20	2,346
Other income (expense)	157	362	18	537

Minority interest	-	(510)	(66)	(576)

INCOME FROM CONTINUING OPERATIONS	2,947	47,658	20,863	71,468

DISCONTINUED OPERATIONS
Income from rental properties sold or held for sale	2,654	1,233	386	4,273
Gain on disposal of income producing properties	3,840	10,101	8,235	22,176
Minority interest	-	(113)	-	(113)

Total income from discontinued operations	6,494	11,221	8,621	26,336

NET INCOME	$9,441	$58,879	$29,484	$97,804

		Guarantors
Condensed Statement of Operations	Equity One Inc.	Combined Subsidiaries	IRT Partners, LP	Non Guarantors	Consolidated Equity One
For the Year Ended December 31, 2003

RENTAL REVENUE:
Minimum rents	$41,442	$47,548	$15,455	$32,839	$137,284
Expense recoveries	10,026	14,091	4,647	11,144	39,908
Termination fees	187	401	27	748	1,363
Percentage rent payments	536	381	295	528	1,740

Total rental revenue	52,191	62,421	20,424	45,259	180,295

COSTS AND EXPENSES:
Property operating expenses	14,791	15,502	6,295	15,140	51,728
Rental property depreciation and amortization	7,496	10,087	2,672	6,156	26,411
General and administrative expenses	11,030	-	16	-	11,046

Total costs and expenses	33,317	25,589	8,983	21,296	89,185

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS	18,874	36,832	11,441	23,963	91,110

OTHER INCOME AND EXPENSE:
Interest expense	(12,080)	(8,461)	(2,161)	(14,112)	(36,814)
Amortization of deferred financing fees	(603)	(195)	(1)	(193)	(992)
Investment income	386	611	72	20	1,089
Other income (expense)	912	(285)	-	60	687
Loss on extinguishment of debt	-	(513)	-	-	(513)
Minority interest	(139)	36	(570)	(130)	(803)

INCOME FROM CONTINUING OPERATIONS	7,350	28,025	8,781	9,608	53,764

DISCONTINUED OPERATIONS
Income from operations of sold properties	3,105	2,045	839	811	6,800
Gain on disposal of income producing properties	-	2,613	-	470	3,083

Total income from discontinued operations	3,105	4,658	839	1,281	9,883

NET INCOME	$10,455	$32,683	$9,620	$10,889	$63,647

10. Debt Extinguishment

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

    The following table reflects properties that were sold during 2004:

Property	Location	Month Sold	Square Feet/ Acres	Gross Sales Price	Gain (Loss) On Sale

2004 Dispositions

Southwest Walgreens	Phoenix, AZ	February	93,402	$6,650	$2,060
Watson Central	Warner Robbins, GA	June	227,747	6,000	(483)
Plaza Del Rey	Miami, FL	July	50,146	9,000	6,197
Forrest Gallery	Tullahoma, TN	July	214,450	10,500	1,560
Epsilon	West Palm Beach, FL	August	18,707	2,650	1,176
Millervillage	Baton Rouge, LA	September	94,559	2,700	1,130
Plymouth Park (4 properties)	Irving, TX	September	728,566	24,000	2,142
East Bay Plaza	Largo, FL	October	85,426	5,600	4,037
Losco Corners	Jacksonville, FL	October	8,700	1,650	571
Gulf Gate Plaza	Naples, FL	October	204,551	10,000	2,370
City Centre (JV)	Palm Beach Gardens, FL	November	N/A	N/A	578
Pinhook Plaza	Layfayette, LA	December	194,725	3,805	838

Sale of income producing properties				82,555	22,176

Miramar Outparcel	Miramar, FL	August	2.0 acres	1,500	158

Total for 2004				$84,055	$22,334

As of December 31, 2004, one retail property was classified as property held for sale. This property has an aggregate gross leasable area of 177 square feet and an aggregate net book value of $12,646. This property was sold in January 2005.

    The summary selected operating results for properties disposed of or designated as held for sale after December 31, 2001 are as follows:

	For the Year Ended December 31,
	2004	2003	2002
Rental Revenue	$9,230	$13,616	$10,253

Expenses
Property operating expenses	2,993	4,118	3,144
Rental property depreciation and amortization	1,113	1,596	1,247
Interest expense	716	1,372	1,479
Amortization of deferred financing fees	89	119	125
Other	46	(389)	(484)

Income from properties sold or held for sale	$4,273	$6,800	$4,742

12. Stockholders’ Equity and Earnings Per Share

    The following table reflects the change in number of shares of common stock outstanding for the year ended December 31, 2004:

	Common Stock		Options Exercised	Total

Board of Directors	12	*	18	30
Officers	184	*	386	570
Employees	19	*	217	236
Exercise of OP units	734		-	734
Dividend Reinvestment and Stock Purchase Plan	2,674		-	2,674
Total	3,623		621	4,244

* Reflects shares of “restricted stock” which are subject to forfeiture and vest over a period of one to four years.

    The following table reports dividends paid for the twelve months ended December 31, 2004 and 2003:

2004			2003

Date	Per Share	Amount	Date	Per Share	Amount

March 31	$0.28	$19,630	March 31	$0.27	$16,130
June 30	$0.28	19,725	June 30	$0.27	17,084
September 30	$0.28	20,272	September 30	$0.28	18,159
December 31	$0.29	21,277	December 31	$0.28	19,304

Total		$80,904	Total		$70,677

The following is a reconciliation of the amounts of net income and shares of common stock used in calculating basic and diluted per-share income (“EPS”) for the years ended December 31, 2004, 2003 and 2002:

	For the Year Ended December 31, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net Income	$97,804

Basic EPS
Income attributable to common stockholders	$97,804	70,447	$1.39

Effect of Dilutive Securities
Walden Woods Village, Ltd.	106	94
Unvested restricted stock	-	611
Convertible partnership units	517	520
Stock options	-	364

	623	1,589
Diluted EPS
Income attributable to common stockholders assuming conversions	$98,427	72,036	$1.37

All options outstanding at December 31, 2004 were included in the computation of diluted EPS.

	For the Year Ended December 31, 2003

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net Income	$63,647

Basic EPS
Income attributable to common stockholders	$63,647	59,998	$1.06

Effect of Dilutive Securities
Walden Woods Village, Ltd.	103	94
Unvested restricted stock	-	612
Convertible partnership units	700	648
Stock options	-	313

	803	1,667
Diluted EPS
Income attributable to common stockholders assuming conversions	$64,450	61,665	$1.05

Options to purchase 350 shares of common stock at $16.22 per share were outstanding at December 31, 2003 but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

	For the Year Ended December 31, 2002

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Income	$39,934

Basic EPS
Income attributable to common stockholders	$39,934	32,662	$1.22

Effect of Dilutive Securities
Walden Woods Village, Ltd.	101	94
Unvested restricted stock	-	298
Convertible partnership units	259	262
Stock options	-	127

	360	781
Diluted EPS
Income attributable to common stockholders assuming conversions	$40,294	33,443	$1.20

All options outstanding at December 31, 2002 were included in the computation of diluted EPS.

13. Benefit Plans

Stock-Based Compensation

On October 23, 1996, the Company adopted the Equity One, Inc. 1995 Stock Option Plan (the “Plan”), which was amended December 10, 1998. The purpose of the Plan is to further the growth of the Company by offering incentives to directors, officers and other key employees of the Company, and to increase the interest of these directors, officers and employees in the Company through additional ownership of its common stock. The effective date of the Plan was January 1, 1996. The maximum number of shares of common stock as to which options may be granted under this Plan is 1,000 shares, which is reduced each year by the required or discretionary grant of options. The term of each option is determined by the Compensation Committee of the Company (the “Committee”), but in no event can be longer than ten years from the date of the grant. The vesting of the options is determined by the Committee, in its sole and absolute discretion, at the date of grant of the option.

    On June 23, 2000, the Company, with shareholder approval, adopted the Equity One 2000 Executive Incentive Compensation Plan (the “2000 Plan”). The terms of the 2000 Plan provide for grants of stock options, stock appreciation rights (“SARs”), restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The persons eligible to receive an award under the 2000 Plan are the officers, directors, employees and independent contractors of the Company and its subsidiaries. Following an amendment to the 2000 Plan, approved by our stockholders on July 28, 2004, the total number of shares of common stock that may be issuable under the 2000 Plan is 5,500,000 shares, plus (i) the number of shares with respect to which options previously granted under the 2000 Plan terminate without being exercised, and (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements. In addition to increasing the available shares, the July 2004 amendment expanded the list of business criteria that our compensation committee may use in granting performance awards and annual incentive awards under the 2000 Plan intended to qualify for the exclusions from the limitations of Section 162(m) of the Internal Revenue Code and modified the definition of a “change of control” to include, in addition to other instances, following approval by stockholders of any reorganization, merger or consolidation or other transaction or series of transactions if persons who were stockholders immediately prior to such reorganization, merger or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merger or consolidated company’s then outstanding voting securities (previously the threshold was 26%). The 2000 Plan will terminate on the earlier of the day before the tenth anniversary of the stockholders’ approval of the 2000 Plan or the date on which all shares reserved for issuance under the 2000 Plan have been issued.

    The following is a summary of the Company’s stock option activity for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002

	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of year	1,701	$13.22	960	$11.78	625	$10.12
Granted	400	17.17	860	14.44	509	13.25
IRT options*	-	-	827	11.17	-	-
Forfeited	-	-	(51)	-	-	-
Exercised	(620)	12.64	(895)	10.96	(174)	10.15
Outstanding at the end of year	1,481	$14.52	1,701	$13.22	960	$11.78
Exercisable, end of year	1,091	$13.57	708	$12.09	541	$11.78
Weighted average fair value of options granted during the year		$1.45		$1.24		$1.69

*Converted to Company options upon merger with IRT.

    The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Dividend Yield	6.5%	6.5% - 7.0%	7.9%
Risk-free interest rate	4.3%	1.2% - 4.3%	4.3%
Expected option life (years)	10	1-10	10
Expected volatility	16.0%	16.5% - 25.0%	24.0%

The following table summarizes information about outstanding stock options as of December 31, 2004:

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Exercisable

$ 9.00 - 9.99	2	5.7	2
$10.00 - 10.99	129	4.6	129
$11.00 - 11.99	20	6.0	20
$12.00 - 12.99	1	2.4	1
$13.00 - 13.99	656	7.8	656
$14.00 - 14.99	10	8.5	10
$16.22	263	8.0	263
$17.17	400	9.0	10

	1,481		1,091

Restricted Stock Grants

The Company grants restricted stock to its officers, directors, and other employees. Vesting periods for the restricted stock are determined by the Company’s Compensation Committee. As of December 31, 2004, the Company had 693 shares of non-vested restricted stock grants outstanding. The vesting of the 693 shares is as follows:

Year Ending December 31,	Number of Shares

2005	324
2006	288
2007	77
2008	4

Total	693

401(k) Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of the officers and employees of the Company which permits participants to defer compensation up to the maximum amount permitted by law. The Company matches 75% of each employee’s contribution up to a maximum of 4.5% of the employee's annual compensation. Employees contributions vest immediately while the Company’s matching contributions vest over three years. The Company’s contributions to the 401(k) Plan for the year ended December 31, 2004, 2003 and 2002 (inception) were $253, $177 and $67, respectively. The 401(k) Plan invests the Company’s matching contributions by purchasing publicly traded shares of the Company’s common stock.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) (implemented in October 2004), Equity One employees, including directors of Equity One who are employees, are eligible to participate in quarterly plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price per share will be 90% of the average closing price per share of common stock on the NYSE on the five (5) trading days that immediately precede the date of purchase (the “Exercise date”), provided, however, that in no event shall the exercise price per share of common stock on the exercise date of an offering period be less than the lower 85% of (i) the market price on the first day of the offering period or (ii) the market price on the Exercise Date.

14. Future Minimum Rental Income, Commitments and Contingent Liabilities

Future minimum rental income under noncancelable operating leases approximates the following as of December 31, 2004:

Year Ending December 31,	Amount

2005	$ 169,202
2006	145,194
2007	122,669
2008	100,769
2009	82,684
Thereafter	395,912

Total	$1,016,430

As of December 31, 2004 and 2003, the Company has pledged letters of credit for $1,394 and $1,433, respectively, as additional security for financing.

The Company is subject to litigation in the normal course of business, none of which as of December 31, 2004 in the opinion of management will have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

15. Related Party Transactions

As of December 31, 2004 and 2003, the Company had outstanding loans to various executives in connection with their exercises of options to purchase shares of the Company’s common stock. The remaining note bears interest only, payable quarterly, at the rate of 5% per annum and is due June 2007. Investment income earned on the loans was $55, $255 and $337 for the years ended December 31, 2004, 2003 and 2002, respectively.

16.	Quarterly Financial Data (unaudited)

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)	Total(2)
2004:
Total revenues	$52,517	$55,769	$57,822	$63,749	$229,857
Income from continuing operations	$16,913	$16,768	$18,290	$19,497	$71,468
Net income	$20,239	$18,535	$30,701	$28,329	$97,804

Basic per share data
Income from continuing operations	$0.24	$0.25	$0.25	$0.27	$1.01
Net Income	$0.29	$0.28	$0.43	$0.39	$1.39

Diluted per share data
Income from continuing operations	$0.24	$0.24	$0.25	$0.27	$1.00
Net income	$0.29	$0.26	$0.43	$0.39	$1.37

2003:
Total revenues	$35,318	$45,713	$47,683	$51,581	$180,295
Income from continuing operations	$10,534	$13,082	$14,326	$15,822	$53,764
Net income	$12,344	$16,352	$17,249	$17,702	$63,647

Basic per share data
Income from continuing operations	$0.18	$0.22	$0.23	$0.26	$0.89
Net Income	$0.22	$0.27	$0.28	$0.29	$1.06
Diluted per share data
Income from continuing operations	$0.18	$0.21	$0.24	$0.26	$0.89
Net income	$0.22	$0.26	$0.28	$0.29	$1.05

—————————
(1)	Reclassified to reflect the reporting of discontinued operations.

(2)	The sum of quarterly earnings per share amounts may differ from annual earnings per share.

* * * * *

SCHEDULE III

Equity One, Inc.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(in thousands)

						GROSS AMOUNTS AT WHICH
			Initial cost to Company			Carried at Close of Period

Property	Location	Encum-brances	Land	Building & Improvements	Capitalized Subsequent to Acquisition or Improvement	Land	Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life
Income Producing Properties
ALABAMA
Madison Centre	Madison	$3,821	$1,424	$5,187	$31	$1,424	$5,218	$6,642	($366)	February 12, 2003	40
West Gate Plaza	Mobile	-	1,288	3,162	-	1,288	3,162	4,450	(148)	February 12, 2003	40

ARIZONA
Big Curve	Yuma	5,310	2,403	7,206	55	2,426	7,238	9,664	(603)	September 21, 2001	40
Park Northern	Phoenix	2,182	1,058	3,176	430	1,068	3,596	4,664	(344)	August 15, 2000	40

FLORIDA
North Florida
Atlantic Village	Atlantic Beach	-	1,190	4,760	1,005	1,190	5,765	6,955	(1,697)	June 30, 1995	40
Beauclerc Village	Jacksonville	-	560	2,242	842	651	2,993	3,644	(669)	May 15, 1998	40
Commonwealth	Jacksonville	2,636	730	2,920	1,458	730	4,378	5,108	(1,277)	February 28, 1994	40
Forest Village	Tallahassee	4,441	725		6,374	3,222	3,877	7,099	(591)	January 28, 1999	40
Ft. Caroline	Jacksonville	-	738	2,432	93	738	2,525	3,263	(822)	January 24, 1994	40
Mandarin Mini	Jacksonville	-	362	1,148	318	362	1,466	1,828	(389)	May 10, 1994	40
Mandarin Landing	Jacksonville	-	4,443	4,747	1,344	4,443	6,091	10,534	(1,108)	December 10, 1999	40
Medical & Merchants	Jacksonville	-	7,649	13,962	116	7,685	14,042	21,727	(207)	May 27, 2004	40
Middle Beach Shopping Center	Panama City Beach	-	2,159	5,542	52	2,195	5,558	7,753	(155)	December 23, 2003	40
Monument Point	Jacksonville	-	1,336	2,330	124	1,336	2,454	3,790	(510)	January 31, 1997	40
Oak Hill	Jacksonville	-	690	2,760	140	690	2,900	3,590	(696)	December 7, 1995	40
Parkmore Plaza	Milton	-	3,181	3,002	30	3,181	3,032	6,213	(219)	February 12, 2003	40
Pensacola Plaza	Pensacola	-	1,122	990	24	1,122	1,014	2,136	(70)	February 12, 2003	40
South Beach	Jacksonville Beach	-	5,799	23,102	90	9,545	19,446	28,991	(1,005)	February 12, 2003	40

Central Florida
Alafaya Commons	Orlando	-	6,742	9,677	40	5,758	10,701	16,459	(493)	February 12, 2003	40
Conway Crossing	Orlando	-	4,423	5,818	30	2,615	7,656	10,271	(327)	February 12, 2003	40
Shoppes of Eastwood	Orlando	6,126	1,680	6,976	64	1,688	7,032	8,720	(453)	June 28, 2002	40
Walden Woods	Plant City	2,272	950	550	3,181	550	4,131	4,681	(699)	January 1, 1999	40
Eustis Square	Eustis	-	1,450	4,515	1,979	1,463	6,481	7,944	(2,282)	October 22, 1993	40
Hunters Creek	Orlando	-	2,035	5,445	15	1,562	5,933	7,495	(195)	September 23, 2003	40
Kirkman Shoppes	Orlando	9,448	3,237	9,714	99	3,222	9,828	13,050	(1,301)	August 15, 2000	33
Lake Mary	Orlando	24,282	5,578	13,878	6,181	7,092	18,545	25,637	(3,790)	November 9, 1995	40
Park Promenade	Orlando	6,241	2,810	6,444	490	2,810	6,934	9,744	(1,171)	January 31, 1999	40
Town & Country	Kissimmee	-	1,426	4,397	15	1,282	4,556	5,838	(212)	February 12, 2003	40
Unigold	Winter Park	-	2,181	8,195	1,605	4,304	7,677	11,981	(377)	February 12, 2003	40

						GROSS AMOUNTS AT WHICH
			Initial cost to Company			Carried at Close of Period

Property	Location	Encum-brances	Land	Building & Improvements	Capitalized Subsequent to Acquisition or Improvement	Land	Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life

Florida West Coast
Bay Pointe Plaza	St. Petersburg	-	2,733	7,810	36	4,655	5,924	10,579	(328)	February 12, 2003	40
Carrollwood	Tampa	-	1,873	7,322	435	2,756	6,874	9,630	(338)	February 12, 2003	40
Charlotte Square	Port Charlotte	3,550	1,924	6,644	63	4,155	4,476	8,631	(265)	February 12, 2003	40
Chelsea Place	New Port Richey	-	3,708	6,491	7	2,591	7,615	10,206	(333)	February 12, 2003	40
Lake St. Charles	Tampa	3,833	1,256	3,768	12	1,268	3,768	5,036	(309)	September 21, 2001	40
Lutz Lake	Lutz	7,500	4,742	5,199	32	3,644	6,329	9,973	(294)	February 12, 2003	40
Marco Town Center	Marco Island	8,578	3,872	11,966	568	3,872	12,534	16,406	(1,466)	August 15, 2000	37
Mariners Crossing	Spring Hill	3,332	1,110	4,447	29	1,110	4,476	5,586	(491)	September 12, 2000	40
Pavilion	Naples	-	12,716	11,299	26	12,650	11,391	24,041	(263)	February 4, 2004	40
Regency Crossing	Port Richey	-	1,752	6,754	8	1,982	6,532	8,514	(312)	February 12, 2003	40
Ross Plaza	Tampa	6,589	2,115	6,346	74	2,115	6,420	8,535	(848)	August 15, 2000	33
Seven Hills	Spring Hill	-	1,556	5,167	3	2,167	4,559	6,726	(227)	February 12, 2003	40
Shoppes of North Port	North Port	4,008	1,452	5,807	54	1,452	5,861	7,313	(596)	December 5, 2000	40
Skipper Palms	Tampa	3,526	1,302	3,940	20	1,315	3,947	5,262	(345)	September 21, 2001	40
Summerlin Square	Fort Myers	3,622	1,043	7,989	1,327	2,187	8,172	10,359	(1,375)	June 10, 1998	40
Venice Shopping Center	Venice	-	3,836	2,562	38	3,857	2,579	6,436	(54)	March 31, 2004
Venice Plaza	Venice	-	3,120	450	1,049	2,189	2,430	4,619	(251)	February 12, 2003	40

Florida Treasure Coast
Bluffs Square	Jupiter	10,005	3,232	9,917	276	3,232	10,193	13,425	(1,390)	August 15, 2000	33
Cashmere Corners	Port St. Lucie	5,141	1,436	5,530	136	1,435	5,667	7,102	(547)	August 15, 2000	40
Jonathan's Landing	Jupiter	2,868	1,145	3,442	1	1,146	3,442	4,588	(399)	August 15, 2000	37
New Smyrna Beach	New Smyrna Beach	-	2,598	9,532	36	3,217	8,949	12,166	(442)	February 12, 2003	40
Old King Commons	Palm Coast	-	1,695	5,005	17	1,420	5,297	6,717	(252)	February 12, 2003	40
Ryanwood	Vero Beach	-	2,281	6,880	47	2,281	6,927	9,208	(561)	August 15, 2000	40
Salerno Village	Stuart	-	807		7,025	2,125	5,707	7,832	(124)	May 6, 2002	40
Treasure Coast	Vero Beach	4,532	2,676	8,444	65	1,359	9,826	11,185	(430)	February 12, 2003	40

South Florida / Atlantic Coast
Bird Ludlum	Miami	9,690	4,080	16,318	673	4,088	16,983	21,071	(4,450)	August 11, 1994	40
Boca Village	Boca Raton	8,211	3,385	10,174	247	3,385	10,421	13,806	(1,224)	August 15, 2000	37
Boynton Plaza	Boynton Beach	7,423	2,943	9,100	251	2,943	9,351	12,294	(1,240)	August 15, 2000	33
Countryside Shops	Cooper City	-	13,963	13,853	50	11,343	16,523	27,866	(728)	February 12, 2003	40
Crossroads Square	Ft. Lauderdale	12,324	6,674	4,405	8,046	8,492	10,633	19,125	(567)	August 15, 2000	40
CVS Plaza	Miami	-	727	3,090	1	727	3,091	3,818	(40)	July 23, 1999

						GROSS AMOUNTS AT WHICH
			Initial cost to Company			Carried at Close of Period

Property	Location	Encum-brances	Land	Building & Improvements	Capitalized Subsequent to Acquisition or Improvement	Land	Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life

El Novillo	Miami Beach	-	250	1,000	151	250	1,151	1,401	(314)	April 30, 1998	40
Greenwood	Palm Springs	-	6,646	10,295	34	4,117	12,858	16,975	(552)	February 12, 2003	40
Homestead Gas Station	Homestead	-	1,157	-	-	1,157	-	1,157	-
Lago Mar	Miami	-	5,020	6,609	206	4,216	7,619	11,835	(336)	February 12, 2003	40
Lantana Village	Lantana	3,511	1,350	7,978	833	1,350	8,811	10,161	(1,374)	January 6, 1998	40
Meadows	Miami	6,438	2,303	6,670	92	2,304	6,761	9,065	(469)	May 23, 2002	40
Oakbrook	Palm Beach Gardens	-	4,915	8,718	12,588	7,706	18,515	26,221	(1,284)	August 15, 2000	40
Pine Island	Davie	24,582	8,557	12,860	236	8,557	13,096	21,653	(1,867)	August 26, 1999	40
Pine Ridge Square	Coral Springs	7,273	9,006	9,850	75	6,619	12,312	18,931	(548)	February 12, 2003	40
Plaza Alegre	Miami	-	1,550	9,191	803	2,000	9,544	11,544	(661)	February 26, 2002	40
Point Royale	Miami	4,284	3,720	5,005	1,211	3,720	6,216	9,936	(1,436)	July 27, 1995	40
Prosperity Centre	Palm Beach Gardens	6,022	4,597	13,838	70	4,597	13,908	18,505	(1,660)	August 15, 2000	40
Ridge Plaza	Davie	-	3,905	7,450	654	3,905	8,104	12,009	(1,239)	August 15, 2000	40
Riverside Square	Coral Springs	7,589	7,202	8,260	117	6,423	9,156	15,579	(422)	February 12, 2003	40
Sawgrass Promenade	Deerfield Beach	8,211	3,280	9,351	242	3,280	9,593	12,873	(1,378)	August 15, 2000	40
Sheridan	Hollywood	-	39,408	36,241	81	38,888	36,842	75,730	(1,397)	July 14, 2003	40
Shoppes of Ibis	West Palm Beach	5,687	3,001	6,299	25	3,002	6,323	9,325	(405)	July 10, 2002	40
Shops at Skylake	North Miami Beach	14,266	7,630		26,537	13,192	20,975	34,167	(2,077)	August 19, 1997	40
Shoppes of Silverlakes	Pembroke Pines	2,627	12,072	10,131	36	10,306	11,933	22,239	(527)	February 12, 2003	40
Tamarac Town Square	Tamarac	6,122	2,504	7,874	126	4,742	5,762	10,504	(318)	February 12, 2003	40
West Lakes Plaza	Miami	-	2,141	5,789	409	2,141	6,198	8,339	(1,356)	November 6, 1996	40
Westport Plaza	Davie	4,876	3,595	3,446	0	3,595	3,446	7,041	(9)	December 17, 2004

GEORGIA
Atlanta
BridgeMill	Canton	9,395	9,185	6,310	10	8,593	6,912	15,505	(250)	November 13, 2003	40
Butler Creek	Acworth	-	4,520	7,648	32	2,810	9,390	12,200	(489)	July 15, 2003	40
Chastain Square	Atlanta	3,821	10,053	6,573	92	10,689	6,029	16,718	(311)	February 12, 2003	40
Commerce Crossing	Commerce	-	2,013	1,301	27	2,013	1,328	3,341	(65)	February 12, 2003	40
Douglas Commons	Douglasville	4,976	3,506	7,797	93	3,681	7,715	11,396	(387)	February 12, 2003	40
Fairview Oaks	Ellenwood	4,710	3,526	6,187	1	1,929	7,785	9,714	(335)	February 12, 2003	40
Grassland Crossing	Alpharetta	5,827	4,227	7,885	82	3,656	8,538	12,194	(385)	February 12, 2003	40
Hamilton Ridge	Buford	-	6,530	7,167	46	5,148	8,595	13,743	(283)	December 18, 2003	40
Mableton Crossing	Mableton	4,062	2,789	6,945	2	3,331	6,405	9,736	(313)	February 12, 2003	40
Macland Pointe	Marietta	5,798	1,900	6,388	56	3,462	4,882	8,344	(269)	February 12, 2003	40
Market Place	Norcross	-	1,474	2,410	1,943	1,667	4,160	5,827	(219)	February 12, 2003	40
Paulding Commons	Dallas	6,487	3,848	11,985	48	3,848	12,033	15,881	(576)	February 12, 2003	40

						GROSS AMOUNTS AT WHICH
			Initial cost to Company			Carried at Close of Period

Property	Location	Encum-brances	Land	Building & Improvements	Capitalized Subsequent to Acquisition or Improvement	Land	Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life

Powers Ferry Plaza	Marietta	-	1,815	6,648	500	3,236	5,727	8,963	(372)	February 12, 2003	40
Presidential Markets	Snellville	27,159	20,608	29,931	17	21,761	28,795	50,556	(1,307)	February 12, 2003	40
Shops of Huntcrest	Lawrenceville	-	5,473	7,813	301	5,706	7,881	13,587	(426)	February 12, 2003	40
Wesley Chapel Crossing	Decatur	3,332	3,416	7,527	1	6,632	4,312	10,944	(271)	February 12, 2003	40
West Towne Square	Rome	-	1,792	1,853	55	1,792	1,908	3,700	(141)	February 12, 2003	40
Williamsburg @ Dunwoody	Dunwoody	-	4,600	3,615	456	4,347	4,324	8,671	(193)	February 12, 2003	40

Central Georgia
Daniel Village	Augusta	4,177	3,439	8,352	102	3,439	8,454	11,893	(412)	February 12, 2003	40
Spalding Village	Griffin	10,231	4,706	1,700	91	2,977	3,520	6,497	(192)	February 12, 2003	40
Walton Plaza	Augusta	-	869	2,827	23	869	2,850	3,719	(139)	February 12, 2003	40

South Georgia
Colony Square	Fitzgerald	-	1,000	1,085	18	1,000	1,103	2,103	(58)	February 12, 2003	40
McAlphin Square	Savannah	-	3,536	6,963	122	3,536	7,085	10,621	(361)	February 12, 2003	40

KENTUCKY
Scottsville Square	Bowling Green	-	769	996	28	770	1,023	1,793	(51)	February 12, 2003	40

LOUISIANA
Ambassador Row	Lafayette	-	3,880	10,570	76	3,880	10,646	14,526	(505)	February 12, 2003	40
Ambassador Row Courtyard	Lafayette	-	3,110	9,208	47	2,310	10,055	12,365	(479)	February 12, 2003	40
Bluebonnet Village	Baton Rouge	-	1,404	4,281	187	1,940	3,932	5,872	(213)	February 12, 2003	40
The Boulevard	Lafayette	-	1,360	1,675	304	1,360	1,979	3,339	(101)	February 12, 2003	40
Country Club Plaza	Slidell	-	1,294	2,060	73	1,294	2,133	3,427	(112)	February 12, 2003	40
The Crossing	Slidell	-	2,280	3,650	58	1,591	4,397	5,988	(205)	February 12, 2003	40
Elmwood Oaks	Harahan	7,500	2,606	10,079	127	4,088	8,724	12,812	(455)	February 12, 2003	40
Grand Marche	Lafayette	-	304	-	-	304	-	304	-	February 12, 2003	40
Pinhook Plaza	Lafayette	-	34	22	-	34	22	56	(2)	February 12, 2003	40
Plaza Acadienne	Eunice	-	2,108	168	26	2,108	194	2,302	(15)	February 12, 2003	40
Sherwood South	Baton Rouge	-	1,543	2,412	33	918	3,070	3,988	(129)	February 12, 2003	40
Siegen Village	Baton Rouge	4,221	3,492	3,794	7,437	4,329	10,394	14,723	(832)	February 12, 2003	40
Tarpon Heights	Galliano	-	1,132	33	1,140	1,133	1,172	2,305	(147)	February 12, 2003	40
Village at Northshore	Slidell	-	2,893	7,897	1	1,034	9,757	10,791	(410)	February 12, 2003	40
Wal-Mart Stores, Inc.	Mathews	-	2,688	-	-	2,688	-	2,688	-	February 12, 2003	40

						GROSS AMOUNTS AT WHICH
			Initial cost to Company			Carried at Close of Period

Property	Location	Encum-brances	Land	Building & Improvements	Capitalized Subsequent to Acquisition or Improvement	Land	Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life

MASSACHUSETTS
Star's @ Cambridge	Boston	-	11,356	13,853	-	11,356	13,853	25,209	(104)	October 7, 2004	40
Shaw's @ Medford	Boston	5,512	7,862	11,389	-	7,862	11,389	19,251	(85)	October 7, 2004	40
Shaw's @ Plymouth	Boston	4,029	4,916	12,198	-	4,916	12,198	17,114	(91)	October 7, 2004	40
Star's @ Qunicy	Boston	-	6,121	18,444	-	6,121	18,444	24,565	(140)	October 7, 2004	40
Whole Foods @ Swampscott	Boston	2,395	5,135	6,538	-	5,135	6,538	11,673	(49)	October 7, 2004	40
Shaw's @ West Roxbury	Boston	-	8,757	13,588	-	8,757	13,588	22,345	(104)	October 7, 2004	40

MISSISSIPPI
Shipyard Plaza	Pascagoula	-	1,337	1,653	-	1,337	1,653	2,990	(78)	February 12, 2003	40

NORTH CAROLINA
Centre Pointe Plaza	Smithfield	-	3,273	1,633	1,128	1,622	4,412	6,034	(207)	February 12, 2003	40
Chestnut Square	Brevard	-	793	1,326	8	517	1,610	2,127	(70)	February 12, 2003	40
The Galleria	Wrightsville Beach	-	1,847	3,875	388	1,493	4,617	6,110	(202)	February 12, 2003	40
Parkwest Crossing	Durham	4,684	1,712	6,727	199	1,788	6,850	8,638	(326)	February 12, 2003	40
Plaza North	Hendersonville	-	945	1,887	33	758	2,107	2,865	(97)	February 12, 2003	40
Providence Square	Charlotte	-	1,719	2,575	16	1,112	3,198	4,310	(141)	February 12, 2003	40
Riverview Shopping Center	Durham	-	2,644	4,745	283	2,202	5,470	7,672	(249)	February 12, 2003	40
Salisbury Marketplace	Salisbury	-	1,652	6,395	427	3,118	5,356	8,474	(274)	February 12, 2003	40
Shelby Plaza	Shelby	-	2,061	338	40	868	1,571	2,439	(47)	February 12, 2003	40
Stanley Market Place	Stanley	-	808	669	72	396	1,153	1,549	(44)	February 12, 2003	40
4101 South I-85 Industrial	Charlotte	-	2,127	950	76	1,619	1,534	3,153	(72)	February 12, 2003	40
Thomasville Commons	Thomasville	-	2,975	4,567	39	1,212	6,369	7,581	(271)	February 12, 2003	40
Willowdale Shopping Center	Durham	-	2,416	6,499	318	2,073	7,160	9,233	(408)	February 12, 2003	40

SOUTH CAROLINA
Belfair Towne Village	Bluffton	11,197	9,909	10,036	115	9,854	10,206	20,060	(357)	December 22, 2003	40
Woodruff	Greenville	2,969	2,689	5,448	100	2,420	5,817	8,237	(198)	December 23, 2003	40
Lancaster Plaza	Lancaster	-	317	153	-	317	153	470	(11)	February 12, 2003	40
Lancaster Shopping Center	Lancaster	-	48	32	-	48	32	80	(8)	February 12, 2003	40
North Village Center	Durham	-	1,207	3,235	1,213	2,860	2,795	5,655	(273)	February 12, 2003	40
Sparkleberry Square	Columbia	14,573	11,774	32,979	131	11,774	33,110	44,884	(620)	March 31, 2004	40
Spring Valley	Columbia	-	1,508	5,050	59	1,098	5,519	6,617	(256)	February 12, 2003	40
Windy Hill	North Myrtle Beach	-	830	1,906	18	833	1,921	2,754	(36)	April 8, 2004	40

						GROSS AMOUNTS AT WHICH
			Initial cost to Company			Carried at Close of Period

Property	Location	Encum-brances	Land	Building & Improvements	Capitalized Subsequent to Acquisition or Improvement	Land	Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life

TENNESSEE
Smyrna Village	Smyrna	-	1,667	4,694	217	1,503	5,075	6,578	(242)	February 12, 2003	40

TEXAS
Houston
Barker Cypress	Houston	-	1,676	5,029	326	1,676	5,355	7,031	(539)	August 15, 2000	40
Beechcrest	Houston	-	1,408	4,291	21	1,408	4,312	5,720	(513)	August 15, 2000	37
Benchmark Crossing	Houston	3,226	1,459	4,377	14	1,473	4,377	5,850	(359)	September 21, 2001	40
Bissonnet	Houston	-	445	1,335	5	450	1,335	1,785	(110)	September 21, 2001	40
Colony Plaza	Sugarland	2,976	970	2,909	25	979	2,925	3,904	(241)	September 21, 2001	40
Copperfield	Houston	-	2,689	2,605	2,767	2,689	5,372	8,061	(543)	August 15, 2000	34
Forestwood	Houston	7,128	2,659	7,678	22	2,680	7,679	10,359	(393)	December 6, 2002	40
Grogan's Mill	The Woodlands	-	3,117	9,373	36	3,117	9,409	12,526	(1,097)	August 15, 2000	37
Hedwig	Houston	-	1,892	5,625	43	1,893	5,667	7,560	(467)	September 21, 2001	40
Highland Square	Sugarland	3,951	1,923	5,768	101	1,941	5,851	7,792	(504)	September 21, 2001	40
Market at First Colony	Sugarland	-	3,292	9,906	145	3,323	10,020	13,343	(880)	September 21, 2001	40
Mason Park	Katy	-	2,524	7,578	108	2,548	7,662	10,210	(655)	September 21, 2001	40
Mission Bend	Houston	-	2,514	7,854	278	2,514	8,132	10,646	(1,009)	August 15, 2000	37
Spring Shadows	Houston	-	1,206	3,617	4,422	2,533	6,712	9,245	(613)	August 15, 2000	40
Steeplechase	Jersey Village	-	2,666	8,021	152	2,666	8,173	10,839	(987)	August 15, 2000	37
Wal-Mart Stores, Inc.	Marble Falls	-	1,951	-	-	1,951	-	1,951	-	February 12, 2003	40
Westgate	Houston	29,625	12,611	32,151	97	12,708	32,151	44,859	(470)	June 1, 2004

Dallas
Creekside Plaza	Arlington	-	6,828	6,106	355	7,328	5,961	13,289	(128)	March 24, 2004	40
DeSoto Shopping Center	DeSoto	-	3,130	4,978	9	3,139	4,978	8,117	(21)	November 12, 2004
Green Oaks	Arlington	2,937	1,045	3,134	39	1,054	3,164	4,218	(276)	September 21, 2001	40
Melbourne Plaza	Hurst	1,698	932	2,796	50	941	2,837	3,778	(249)	September 21, 2001	40
Minyards	Garland	2,474	885	2,665	-	885	2,665	3,550	(301)	August 15, 2000	38
Parkwood	Plano	6,110	2,222	6,668	90	2,286	6,694	8,980	(565)	September 21, 2001	40
Richwood	Richardson	3,147	1,170	3,512	85	1,208	3,559	4,767	(304)	September 21, 2001	40
Rosemeade	Carrollton	3,109	1,175	3,525	32	1,197	3,535	4,732	(294)	September 21, 2001	40
Sterling Plaza	Irving	3,873	1,834	5,504	216	1,834	5,720	7,554	(671)	August 15, 2000	37
Townsend Square	Desoto	4,768	2,247	6,793	37	2,247	6,830	9,077	(797)	August 15, 2000	37
Village by the Park	Arlngton	-	1,671	5,066	200	1,671	5,266	6,937	(672)	August 15, 2000	36
Village Center	Southlake	-	6,882	10,400	30	6,912	10,400	17,312	(217)	March 24, 2004	40

						GROSS AMOUNTS AT WHICH
			Initial cost to Company			Carried at Close of Period

Property	Location	Encum-brances	Land	Building & Improvements	Capitalized Subsequent to Acquisition or Improvement	Land	Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life

San Antonio
Bandera Festival	San Antonio	-	2,629	3,111	6,773	2,708	9,805	12,513	(877)	September 21, 2001	40
Blanco Village	San Antonio	-	5,723	10,559	-	5,723	10,559	16,282	(702)	May 10, 2002	40
Wurzbach	San Antonio	-	389	1,226	-	389	1,226	1,615	(137)	August 15, 2000	40

VIRGINA
Smyth Valley Crossing	Marion	-	2,537	3,890	2	2,537	3,892	6,429	(183)	February 12, 2003	40
Waterlick Plaza	Lynchburg	-	1,974	3,796	1,037	1,974	4,833	6,807	(243)	February 12, 2003	40

Corporate		-	-	-	2,663	-	2,663	2,663	(1,153)	various

Total Income Producing Properties		495,056	625,332	1,159,766	130,118	634,321	1,280,895	1,915,216	(95,934)

Land held for/under development

ALABAMA
West Gate Plaza	Mobile		-	-	7	-	7	7		February 12, 2003

FLORIDA
North Florida
Forest Village	Tallahassee		1,600	99		1,600	99	1,699		January 28, 1999
Fort Caroline	Jacksonville		200	368		200	368	568		January 24, 1994
Medical & Merchants	Jacksonville		276	14		276	14	290		May 27, 2004

Central Florida
Walden Woods	Plant City				522	-	522	522		January 1, 1999
Eustis Square	Eustis				1	-	1	1		October 22, 1993

Florida West Coast
Lake St. Charles Outparcel	Tampa		206		12	206	12	218		September 21, 2001
Mariners Crossing	Spring Hill		401		105	401	105	506		September 12, 2000
Seven Hills	Spring Hills				4		4	4		February 12, 2003
Venice Plaza	Venice				525	-	525	525		February 12, 2003

						GROSS AMOUNTS AT WHICH
			Initial cost to Company			Carried at Close of Period

Property	Location	Encum-brances	Land	Building & Improvements	Capitalized Subsequent to Acquisition or Improvement	Land	Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life

Florida Treasure Coast
Cashmere Corners	Port St. Lucie			386	103	-	489	489		August 15, 2000
Cashmere Dev 2	Port St. Lucie			790	453	-	1,243	1,243		August 15, 2000
Salerno Village	Stuart			807	141	-	948	948		May 6, 2002

South Florida / Atlantic Coast
Coral Way /Drug Store	Miami			988	757	-	1,745	1,745		July 23, 1999
Crossroads Square	Ft. Lauderdale				7	-	7	7		September 21, 2001
Homestead	Homestead			1,811	4,047	-	5,858	5,858		April 10, 1992
Oakbrook	Palm Beach Gardens			200	604	-	804	804		August 15, 2000
Prosperity Centre	Palm Beach Gardens				85	-	85	85		August 15, 2000
Sawgrass	Deerfield Beach		500	-	31	500	31	531		August 15, 2000
Shops at Skylake	North Miami Beach			3,179	4,306	-	7,485	7,485		August 19, 1997
Westport	Davie		571	-	0	571		571		December 17, 2004

Atlanta
Hamilton Ridge	Buford				444	427	17	444		December 18, 2003
Wesley Chapel	Atlanta				1		1	1		February 12, 2003
VW Mall	McDonough				2,073	-	2,073	2,073		February 12, 2003

GEORGIA
Central Georgia
Spalding Village	Griffin				2,956	-	2,956	2,956		February 12, 2003

LOUISIANA
Ambassador Row Courtyard	Lafayette				1,385	-	1,385	1,385		February 12, 2003
Bluebonnet Village	Baton Rouge		909		58	909	58	967		February 12, 2003

MASSACHUSETTS
Shaw's @ West Roxbury	Boston		480		-	480	-	480		October 7, 2004

NORTH CAROLINA
Centre Pointe Plaza	Smithfield				1,088	-	1,088	1,088		February 12, 2003
Chestnut Square	Brevard				177	177	-	177		February 12, 2003
							-

						GROSS AMOUNTS AT WHICH
			Initial cost to Company			Carried at Close of Period

Property	Location	Encum-brances	Land	Building & Improvement	Capitalized Subsequent to Acquisition or Improvement	Land	Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life

SOUTH CAROLINA
Belfair Towne Village	Bluffton		1,301		81	1,301	81	1,382		December 22, 2003
Lancaster Shopping Center				327	24		351	351		February 12, 2003
Windy Hill	North Myrtle Beach		155		6	155	6	161		April 8, 2004

TEXAS
Houston
Bissonnet	Houston		103		9	103	9	112		September 21, 2001
Copperfield	Houston			1,089	-	-	1,089	1,089		August 15, 2000
Texas CP Land, LP	Sugarland		206		52	215	43	258		September 21, 2001
Westgate	Houston		700		11	700	11	711		June 1, 2004

Dallas
Creekside Plaza	Arlington		600		12	600	12	612		March 24, 2004
-
San Antonio
Bandera Festival	San Antonio				296	-	296	296		September 21, 2001
Blanco Village	San Antonio			2,614	471	-	3,085	3,085		May 10, 2002

Corporate				-	25	-	25	25

Total Land held for/under development			8,208	12,679	20,872	8,821	32,938	41,759

Property Held for Sale

North River Village Center	Ellenton	-	3,543	9,551	-	3,543	9,551	13,094	(448)	February 12, 2003	40
Total Property Held for Sale			3,543	9,551	-	3,543	9,551	13,094	(448)

Grand Total		$495,056	$637,083	$1,181,996	$150,990	$646,685	$1,323,384	$1,970,069	($96,382)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

12.1	Ratio of Earnings to Fixed Charges
10.1	Form of Indemnification Agreement
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002