Form 10-Q
period 2005-03-31
EQUITY ONE INC
filed 2005-05-10
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File No. 001-13499

EQUITY ONE, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1794271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 N.E. Miami Gardens Drive N. Miami Beach, Florida	33179
(Address of principal executive offices)	(Zip Code)

(305) 947-1664
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

Yes ☒  No ☐

Applicable only to Corporate Issuers:

As of the close of business on May 1, 2005, 74,236,063 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

EQUITY ONE, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS MARCH 31, 2005 AND DECEMBER 31, 2004 (UNAUDITED) (In thousands, except per share amounts)
	March 31, 2005	December 31, 2004

ASSETS

PROPERTIES:
Income producing	$1,911,819	$1,915,216
Less: accumulated depreciation	(104,718)	(95,934)
Income producing property, net	1,807,101	1,819,282

Construction in progress and land held for development	50,026	41,759
Properties held for sale	9,199	12,646
Properties, net	1,866,326	1,873,687

CASH AND CASH EQUIVALENTS	-	5,122

ACCOUNTS AND OTHER RECEIVABLES, NET	10,204	15,699

SECURITIES	44,593	35,756

GOODWILL	13,807	14,020

OTHER ASSETS	57,719	48,008

TOTAL	$1,992,649	$1,992,292

		(Continued	)

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS MARCH 31, 2005 AND DECEMBER 31, 2004 (UNAUDITED) (In thousands, except per share amounts)
	March 31, 2005	December 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

NOTES PAYABLE
Mortgage notes payable	$488,817	$495,056
Unsecured revolving credit facilities	144,763	147,000
Unsecured senior notes payable	345,165	347,261
	978,745	989,317
Unamortized premium/discount on notes payable	20,318	21,603
Total notes payable	999,063	1,010,920

OTHER LIABILITIES
Accounts payable and accrued expenses	33,232	32,857
Tenant security deposits	8,789	8,559
Other liabilities	6,766	7,171
Total liabilities	1,047,850	1,059,507

MINORITY INTERESTS	1,417	1,397

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value - 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value - 100,000 shares authorized, 74,137 and 73,597 shares issued and outstanding for 2005 and 2004, respectively	741	736
Additional paid-in capital	931,005	920,616
Retained earnings	17,845	17,481
Accumulated other comprehensive income	4,549	4,633
Unamortized restricted stock compensation	(10,608)	(11,928)
Notes receivable from issuance of common stock	(150)	(150)
Total stockholders’ equity	943,382	931,388

TOTAL	$1,992,649	$1,992,292

See accompanying notes to the condensed consolidated financial statements.		(Concluded )

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED) (In thousands, except per share amounts)
	Three Months Ended March 31,
	2005	2004
RENTAL REVENUE:
Minimum rents	$47,662	$39,724
Expense recoveries	12,851	11,148
Termination fees	468	59
Percentage rent	1,129	1,333
Total rental revenue	62,110	52,264

COSTS AND EXPENSES:
Property operating expenses	15,597	13,753
Rental property depreciation and amortization	10,368	8,037
General and administrative expenses	4,340	3,452
Total costs and expenses	30,305	25,242

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST, AND DISCONTINUED OPERATIONS	31,805	27,022

OTHER INCOME AND EXPENSES:

Interest expense	(12,076)	(10,204)
Amortization of deferred financing fees	(379)	(236)
Investment income	709	208
Other income	64	64

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	20,123	16,854

MINORITY INTEREST	(50)	(202)

INCOME FROM CONTINUING OPERATIONS	20,073	16,652

DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	102	1,565
Gain on disposal of income producing properties	1,615	2,035
Minority interest	-	(13)

Income from discontinued operations	1,717	3,587

NET INCOME	$21,790	$20,239
		(Continued )

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED) (In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004

EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE
Income from continuing operations	$0.28	$0.24
Income from discontinued operations	0.02	0.05

Total basic earnings per share	$0.30	$0.29

NUMBER OF SHARES USED IN COMPUTING BASIC EARNINGS PER SHARE	73,043	69,115

DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.27	$0.24
Income from discontinued operations	0.02	0.05

Total diluted earnings per share	$0.29	$0.29

NUMBER OF SHARES USED IN COMPUTING DILUTED EARNINGS PER SHARE	74,193	71,021

		(Continued	)
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004

NET INCOME	$21,790	$20,239

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding loss on securities available-for-sale	(84)	-
Change in fair value of cash flow hedges	-	(885)

COMPREHENSIVE INCOME	$21,706	$19,354

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 (UNAUDITED) (In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Unamortized Restricted Stock Compensation	Notes Receivable from Issuance of Common Stock	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2005	$736	$920,616	$17,481	$4,633	$(11,928)	$(150)	$931,388

Issuance of common stock	5	10,501	-	-	1,320	-	11,826

Stock issuance costs	-	(112)	-	-	-	-	(112)

Net income	-	-	21,790	-	-	-	21,790

Dividends paid	-	-	(21,426)	-	-	-	(21,426)

Other comprehensive loss	-	-	-	(84)	-	-	(84)

BALANCE, MARCH 31, 2005	$741	$931,005	$17,845	$4,549	$(10,608)	$(150)	$943,382

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED) (In thousands, except per share amounts)
	Three Months Ended March 31,
	2005	2004

OPERATING ACTIVITIES:
Net income	$21,790	$20,239
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent adjustment	(1,267)	(544)
Amortization of above/(below) market intangibles	(148)	(2)
Provision for losses on accounts receivable	319	237
Amortization of premium/discount on notes payable	(1,285)	(1,215)
Amortization of deferred financing fees	379	236
Amortization of deferred financing fees included in discontinued operations	-	30
Rental property depreciation and amortization	10,368	8,037
Rental property depreciation and amortization included in discontinued operations	78	395
Amortization of restricted stock compensation	1,486	1,172
Equity in loss of joint ventures	-	1
Gain on disposal of real estate	(1,615)	(2,035)
Minority interests	50	215
Changes in assets and liabilities:
Accounts and other receivables	5,176	4,336
Other assets	(3,590)	(3,493)
Accounts payable and accrued expenses	1,627	(995)
Tenant security deposits	230	465
Other liabilities	(405)	98

Net cash provided by operating activities	33,193	27,177

INVESTING ACTIVITIES:
Additions to and purchases of properties	(1,299)	(94,816)
Purchases of land held for development	(14,411)	(1,424)
Additions to construction in progress	(3,913)	(8,459)
Proceeds from disposal of properties	14,460	1,986
Increase in cash held in escrow	-	(1,884)
Cash used to purchase securities	(8,921)	-
Proceeds from repayment of notes receivable	9	1,430
Increase in deferred leasing costs	(1,827)	(2,472)

Net cash used in investing activities	(15,902)	(105,639)
(Continued		)

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED) (In thousands, except per share amounts)
	Three Months Ended March 31,
	2005	2004

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	$(6,239)	$(3,716)
Net repayments under revolving credit facilities	(2,237)	(111,121)
Proceeds from senior debt offering	-	199,750
Increase in deferred financing costs	-	(2,724)
Proceeds from issuance of common stock	7,631	12,238
Stock issuance costs	(112)	(71)
Repayment of notes receivable from issuance of common stock	-	3,019
Cash dividends paid to stockholders	(21,426)	(19,630)
Distributions to minority interests	(30)	(232)

Net cash (used in) provided by financing activities	(22,413)	77,513

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,122)	(949)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,122	966

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$17

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$12,387	$12,422

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding loss on securities	$(84)
Change in fair value of cash flow hedges		$885
Issuance of restricted stock	$2,975	$882
Note receivable from sale of property and joint venture interest		$4,655

The Company assumed various mortgage notes in connection with certain of its rental property acquisitions:
Fair value of rental property and other assets acquired		$46,592
Assumption of mortgage notes payable		(14,875)
Fair value adjustment of mortgage notes payable		(1,244)
Cash paid for rental properties		$30,473
The Company issued senior unsecured notes:
Face value of notes		$200,000
Discount		(250)
Cash received		$199,750

See accompanying notes to the condensed consolidated financial statements.		(Concluded )

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
(In thousands, except per share and square feet amounts)

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries, and those partnerships where the Company has financial and operating control. Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies” or “the Company.” The Company has a 50% investment in one joint venture which no individual party controls and, accordingly, uses the equity method of accounting for this joint venture.

All significant inter-company transactions and balances have been eliminated in consolidation.

Portfolio

As of March 31, 2005, the Company owned a total of 189 properties encompassing 130 supermarket-anchored shopping centers, nine drug store-anchored shopping centers, 41 other retail-anchored shopping centers, six development parcels and three commercial properties, as well a non-controlling interest in one unconsolidated joint venture.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related footnotes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts as previously reported have been reclassified to conform to the current period’s presentation and the reporting of discontinued operations.

2.	Properties

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

The Company is actively pursuing acquisition opportunities and will not be successful in all cases. Costs incurred related to these acquisition opportunities are expensed when it is probable that the Company will not be successful in the acquisition.

Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Land improvements	40 years
Buildings	30-40 years
Building improvements	5-40 years
Tenant improvements	Over the terms of the related lease, this approximates the economic useful life.
Equipment	5-7 years

Total interest expense capitalized to construction in progress and land held for development was $633 and $812 for the three months ended March 31, 2005 and 2004, respectively.

3.	Long Lived Assets

On a periodic basis, or whenever events or changes in circumstances indicate, the Company assesses whether the value of the real estate properties may be impaired. A property’s value is impaired only if it is probable that management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the historical net carrying value of the property. In management’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, the undiscounted cash flows may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether impairment exists and whether the effects could materially impact the Company’s net income. To the extent that impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

When assets are identified by the Company as held for sale, the Company estimates the sales prices, net of selling costs of such assets. If, in management’s opinion, the net sales prices of the assets, which have been identified for sale, are less than the net book value of the assets, an impairment charge is recorded.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. The assessments have a direct impact on the Company’s net income because taking an impairment charge results in an immediate charge to expense.

4.	Business Combinations

The results of operations of any acquired property are included in the Company’s financial statements as of the date of its acquisition.

The Company allocates the purchase price of acquired companies and properties to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Fair value is defined as the amount at which that asset could be bought or sold in a current transaction between willing parties (other than in a forced or liquidation sale). In order to allocate the purchase price of acquired companies and properties to the tangible and intangible assets acquired, the Company identifies and estimates the fair value of the land, buildings and improvements, reviews the leases to determine the existence of, and estimates fair value of, any contractual or other legal rights and investigates the existence of, and estimates fair value of, any other identifiable intangibles. Such valuations require management to make significant estimates and assumptions, especially with respect to intangibles.

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

Critical estimates in valuing certain of the intangibles and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company’s portfolio and discount rates used in these calculations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals that may be obtained in connection with the acquisition or financing of the respective property, fair value studies or other market data. Management also considers information obtained in its pre-acquisition due diligence and marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

In the event that a tenant terminates its lease, the unamortized portion of each related intangible would be expensed.

Intangibles associated with property acquisitions are included in other assets in the Company’s condensed consolidated balance sheet.

The Company acquired the following land development parcels during 2005:

2005 Acquisition Activity
Date Purchased	Property Name	City	State	Square Feet/ Acres	Purchase Price

Feb. 1, 2005	Sunlake Development Parcel	Tampa	FL	155 acres	$ 12,600
Feb. 28, 2005	Winchester Plaza	Huntsville	AL	33 acres	1,827
Total					$ 14,427

5.	Property Held for Sale and Dispositions

As of March 31, 2005, one property was held for sale with a net book value of $9,199, which was sold in April 2005 for total consideration of $13,600, comprising an aggregate of 126,402 square feet of gross leasable area.

The following table reflects the property sold during 2005:

Date Sold	Property Name	Location	Square Feet/ Acres	Gross Sales Price	Gain On Sale

Jan. 31, 2005	North River Village	North Ellenton, FL	177,128	$ 14,880	$1,615

Total				$ 14,880	$1,615

The summary selected operating results for properties disposed of or designated as held for sale as of March 31, 2005 are as follows:

	For the three months ended March 31,
	2005	2004
Rental Revenue	$567	$3,121

Expenses
Property operating expenses	266	759
Rental property depreciation and amortization.	78	395
Interest expense	121	371
Amortization of deferred financing fees	-	30
Other	-	1

Income from rental properties sold or held for sale	$102	$1,565

6.	Securities

The Company’s investments consist primarily of equity and debt securities. The Company’s equity investments are classified as available-for-sale and recorded at fair value based on current market prices. Changes in the fair value of the equity investments are included in accumulated other comprehensive income (loss). The Company’s debt securities are recorded at cost and are classified as held-to-maturity, with the related discount/premium amortized over the life of the investment using the effective interest method.

For securities classified as held-to-maturity, the Company determines whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security, an other-than-temporary impairment is be considered to have occurred. The determination of other-than-temporary declines in value requires significant estimates and assumptions by management and requires the consideration of expected outcomes that are out of management control. Subsequent changes in estimates, assumptions used or expected outcomes could impact the determination of whether a decline in value is other-than-temporary and whether the effects could materially impact the Company’s financial position or net income. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security will be written down to fair value as a new cost basis and the amount of the write-down will be included in earnings (that is, accounted for as a realized loss).

As of March 31, 2005, the fair value of the Company’s debt securities are less than the carrying amount of the investment. The Company holds $14,100 of principal in Winn-Dixie Stores, Inc. (“Winn-Dixie”) senior notes, with a stated interest rate of 8.875%, and maturing in April 2008, at a carrying amount of $11,900 and an unrealized loss of $4,100. The decline in value occurred due to the declaration of bankruptcy by Winn-Dixie in February 2005. Management has considered and evaluated the pertinent facts available to it, including the fact that: (i) Winn-Dixie’s equity has a fair value of approximately $160,000 which we believe is an indicator that the notes are most likely recoverable, (ii) the notes' decline in value is due to the timeliness of the principal and interest payments due, and (iii) an analysis by an outside advisor which indicates an enterprise value that would provide sufficient value to repay the outstanding notes. Accordingly, that as of March 31, 2005 the Company expects to recover the carrying amount of the investment. The Company has not recognized any investment income on the debt securities for the three months ended March 31, 2005. Changes in estimates, assumptions used or expected outcomes could impact the determination of whether a decline in value is other-than- temporary and whether the effects could materially impact the Company’s financial position or net income in future periods. If the length of time and the extent to which the market value of the notes has been less than the Company’s carrying amount of the notes persists for an extended period of time and/or the financial condition and near-term prospects of Winn-Dixie do not improve or deteriorate in the future, among other factors, the Company may be required to record a write-down of the investment.

7.	Investments in and Advances to Joint Ventures

The Company has included in other assets in the consolidated balance sheet, an investment of $273 in an unconsolidated joint venture, which owns a parcel of land that is held for future development or sale. The Company is obligated to fund 50% of any working capital that is required (as determined jointly by the Company and our joint venture partner). The current obligations are a nominal amount to pay property taxes and other carrying costs. The joint venture currently has no outstanding debt obligations or contractual commitments and the Company has not guaranteed any obligations of the joint venture.

8.	Borrowings

The following is a summary of the Company’s borrowings consisting of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities:

	March 31, 2005	December 31, 2004
Mortgage Notes Payable
Fixed rate mortgage loans	$488,817	$495,056
Unamortized premium on mortgage notes payable	12,284	12,721
Total	$501,101	$507,777

The weighted average interest rate of the mortgage notes payable at March 31, 2005 was 7.26%, excluding the effects of the premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of the Company’s properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $162,500 contain prohibitions on transfers of ownership which may have been violated by the Company’s previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. If the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

	March 31, 2005	December 31, 2004
Unsecured Senior Notes Payable

7.77% Senior Notes, due 4/1/06	$50,000	$50,000
7.25% Senior Notes, due 8/15/07	75,000	75,000
3.875% Senior Notes, due 4/15/09	200,000	200,000
7.84% Senior Notes, due 1/23/12	25,000	25,000
Fair value of interest rate swap	(4,835)	(2,739)
Unamortized premium on unsecured senior notes payable	8,034	8,882
Total	$353,199	$356,143

The Company swapped $100,000 of the $200,000 senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%. The weighted average interest rate of the unsecured senior notes at March 31, 2005 was 5.10%, excluding the effects of the interest rate swap and premium adjustment.

    The indentures under which the notes were issued have several covenants which limit the Company’s ability to incur debt, require the Company to maintain an unencumbered asset ratio above a specified level and limit the Company’s ability to consolidate, sell, lease, or convey substantially all of its assets to, or merge with any other entity. These notes have also been guaranteed by most of the Company’s subsidiaries. The interest rate on the 7.77% senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating.

	March 31, 2005	December 31, 2004
Unsecured Revolving Credit Facilities

Wells Fargo	$144,000	$147,000
City National Bank	763	-
Total	$144,763	$147,000

    The Company entered into a $340,000 unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company’s option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company’s senior unsecured long term notes or (ii) at the greater of (x) Wells

Fargo’s prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company’s subsidiaries. Based on the Company’s current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $170,000, a $35,000 swing line facility for short term borrowings, a $20,000 letter of credit commitment and at the request of the Company, may be increased up to a total commitment of $400,000. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company’s ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. As of March 31, 2005, the Company had $144,000 outstanding on this credit facility. The weighted average interest rate as of March 31, 2005 was 3.19%.

The Company also has a $5,000 unsecured credit facility with City National Bank of Florida, of which $763 was outstanding as of March 31, 2005. The interest rate as of March 31, 2005 was 3.89%. This facility also provides collateral for $1,283 in outstanding letters of credit.

As of March 31, 2005, the availability under these credit facilities was approximately $72,032, net of outstanding balances and letters of credit.

9.	Minority Interest

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of the Company, entered into a limited partnership as a general partner. An income producing shopping center (“Walden Woods Village”) was contributed by its owners (the “Minority Partners”), and the Company contributed 93.656 shares of the Company’s common stock (the “Walden Woods Shares”) to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net value of property contributed by the Minority Partners, each of the partners received 93.656 limited partnership units. The Company has entered into a Redemption Agreement with the Minority Partners whereby the Minority Partners can request that the Company purchase either their limited partnership units or any shares of common stock which they received in exchange for their partnership units at a price of $10.30 per unit or per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the Company has consolidated the accounts of the partnership with the Company’s financial data. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the Walden Woods Shares except to the extent of dividends. Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared. The Walden Woods Shares are not considered outstanding and are excluded from the share count in the calculation of basic earnings per share.

The Company has a controlling, general partner’s interest in Sunlake Equity Joint Venture. The Company has funded all of the acquisition costs, is required to fund any necessary development and operating costs, receives an 8% preferred return on its advances and is entitled to 60% of the profits thereafter. The minority partners are not required to make contributions and, to date, have not contributed any capital. Accordingly, no minority interest has been recorded. The joint venture is in the process of obtaining the required approvals and permits to continue its business plan.

The Company also has a controlling interest (75% interest) in Venice Plaza and records a minority interest for the minority share of equity.

10.	Loans to Executives

As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley Act of 2002, the Company had loaned $7,112 to various executives in connection with their exercise of options to purchase shares of the Company’s common stock of which $6,962 has been repaid. The remaining note bears interest at the rate of 5% per annum and the principal amount is due in June 2007. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, there have been no material modifications to the terms of the outstanding loan.

11.	Stockholders’ Equity and Earnings Per Share

The following table reflects the change in number of shares of common stock issued for the three months ended March 31, 2005:

	Common Stock		Options Exercised	Total

Board of Directors	4	*	25	29
Officers	30	*	82	112
Employees and other	50	*	3	53
Dividend Reinvestment and Stock Purchase Plan	346		-	346

Total	430		110	540

* Reflects shares of “restricted stock” which are subject to forfeiture and vest over periods from one to three years.

The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Denominator for basic earnings per share - weighted average shares	73,043	69,115

Walden Woods Village, Ltd	94	94
Unvested restricted stock	628	597
Convertible partnership units	-	734
Stock options (using treasury method)	428	481

Subtotal	1,150	1,906

Denominator for diluted earnings per share - weighted average shares	74,193	71,021

12.	New Accounting Pronouncements and Changes

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123 (R) is similar to the approach described in SFAS 123. However, SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after December 15, 2005, irrespective of the entity’s fiscal year. Early adoption is permitted. SFAS 123 (R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. Under the modified-prospective transition method, companies are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS 123 (R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for financial statement recognition or pro forma disclosure purposes). Prior periods are not restated. For periods prior to adoption, the financial statements are unchanged (and the pro forma disclosures previously required by SFAS 123 continue to be required under the new Standard to the extent those amounts differ from those in the income statement). For periods subsequent to adoption, the impact of this transition method generally is the same as if the modified-retrospective method were applied. Accordingly, pro forma disclosure will not be necessary for periods after the adoption of the new standard. Under the modified-retrospective transition method, companies are allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method. Companies are permitted to apply the modified-retrospective transition alternative either (a) to all periods presented or (b) to the start of the fiscal year in which SFAS 123 (R) is adopted. The Company intends to adopt SFAS 123(R) effective January 1, 2006. Had the Company adopted SFAS 123(R) on January 1, 2004, the diluted earnings per share for the three months ended March 31, 2005 and 2004 would have remained unchanged.

13.	Stock Options and Other Equity-Based Plans

The Company has various stock-based employee compensation plans. The Company applies APB 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. No stock-based employee compensation cost for stock options is reflected in net income, as all options under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data).

		Three Months Ended March 31,
		2005	2004

Net Income	As reported	$21,790	$20,239

	Stock based employee compensation expense included in reported net income	1,486	1,172

	Total stock based employee compensation expense determined under fair value based method for all awards	(1,681)	(1,366)

	Pro forma	$21,595	$20,045

Basic earnings per share	As reported	$0.30	$0.29

	Pro forma	$0.30	$0.29

Diluted earnings per share	As reported	$0.29	$0.29

	Pro forma	$0.29	$0.29

14.	Condensed Consolidating Financial Information

Most of the Company’s subsidiaries, have guaranteed the Company’s indebtedness under the unsecured senior notes and revolving credit facility. The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated
As of March 31, 2005

ASSETS
Properties, net	$479,491	$951,831	$435,004	$-	$1,866,326
Investment in affiliates	435,752	-	-	(435,752)	-
Other assets	75,504	30,236	20,583	-	126,323
Total	$990,747	$982,067	$455,587	$(435,752)	$1,992,649

LIABILITIES
Mortgage notes payable	$71,152	$199,618	$218,047	$-	$488,817
Unsecured revolving credit facilities	144,763	-	-	-	144,763
Unsecured senior notes payable	345,165	-	-	-	345,165
Unamortized premium on notes payable	8,621	11,503	194	-	20,318
Other liabilities	21,235	19,109	8,443	-	48,787
Total liabilities	590,936	230,230	226,684	-	1,047,850

MINORITY INTERESTS	-	-	-	1,417	1,417

STOCKHOLDERS’ EQUITY	399,811	751,837	228,903	(437,169)	943,382

Total	$990,747	$982,067	$455,587	$(435,752)	$1,992,649

Condensed Balance Sheet	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated
As of December 31, 2004

ASSETS
Properties, net	$490,627	$789,082	$593,978	$-	$1,873,687
Investment in affiliates	435,752	-	-	(435,752)	-
Other assets	73,945	23,955	20,705	-	118,605
Total	$1,000,324	$813,037	$614,683	$(435,752)	$1,992,292

LIABILITIES
Mortgage notes payable	$71,591	$187,681	$235,784	$-	$495,056
Unsecured revolving credit facilities	147,000	-	-	-	147,000
Unsecured senior notes payable	347,261	-	-	-	347,261
Unamortized premium on notes payable	9,546	9,408	2,649	-	21,603
Other liabilities	20,526	18,027	10,034	-	48,587
Total liabilities	595,924	215,116	248,467	-	1,059,507

MINORITY INTERESTS	-	-	-	1,397	1,397

STOCKHOLDERS’ EQUITY	404,400	597,921	366,216	(437,149)	931,388

Total	$1,000,324	$813,037	$614,683	$(435,752)	$1,992,292

Condensed Statement of Operations	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated
For the three months ended March 31, 2005

RENTAL REVENUE:
Minimum rents	$12,202	$23,913	$11,547	$-	$47,662
Expense recoveries	3,103	5,918	3,830	-	12,851
Termination fees	330	71	67	-	468
Percentage rent	222	230	677	-	1,129
Total rental revenue	15,857	30,132	16,121	-	62,110

EQUITY IN SUBSIDIARIES EARNINGS	19,226	-	-	(19,226)	-

COSTS AND EXPENSES:
Property operating expenses	3,919	7,157	4,521	-	15,597
Rental property depreciation and amortization	2,487	5,377	2,504	-	10,368
General and administrative expenses	4,166	174	-	-	4,340
Total costs and expenses	10,572	12,708	7,025	-	30,305

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	24,511	17,424	9,096	(19,226)	31,805

OTHER INCOME AND EXPENSES:
Interest expense	(4,747)	(3,445)	(3,884)	-	(12,076)
Amortization of deferred financing fees	(292)	(36)	(51)	-	(379)
Investment income	616	87	6	-	709
Other income	21	43	-	-	64

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	20,109	14,073	5,167	(19,226)	20,123
MINORITY INTEREST	-	(28)	(22)	-	(50)
INCOME FROM CONTINUING OPERATIONS	20,109	14,045	5,145	(19,226)	20,073
DISCONTINUED OPERATIONS:
Income (loss) from rental properties sold or held for sale	66	(107)	143	-	102
Gain on disposal of income producing properties	1,615	-	-	-	1,615
Income from discontinued operations	1,681	(107)	143	-	1,717

NET INCOME	$21,790	$13,938	$5,288	$(19,226)	$21,790

		Guarantors
Condensed Statement of Operations	Equity One, Inc.	Combined Subsidiaries	IRT Partners, LP	Non- Guarantors	Eliminating Entries	Consolidated

For the three months ended March 31, 2004

RENTAL REVENUE:
Minimum rents	$11,996	$20,362	$4,405	$2,961	$-	$39,724
Expense recoveries	3,032	6,073	1,150	893	-	11,148
Termination fees	13	28	7	11	-	59
Percentage rent	233	556	152	392	-	1,333
Total rental revenue	15,274	27,019	5,714	4,257	-	52,264

EQUITY IN SUBSIDIARIES EARNINGS	17,286	-	-	-	(17,286)	-

COSTS AND EXPENSES:
Property operating expenses	3,679	7,177	1,565	1,332	-	13,753
Rental property depreciation and amortization	2,350	4,326	797	564	-	8,037
General and administrative expenses	3,333	118	1	-	-	3,452
Total costs and expenses	9,362	11,621	2,363	1,896	-	25,242

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	23,198	15,398	3,351	2,361	(17,286)	27,022

OTHER INCOME AND EXPENSES:

Interest expense	(3,547)	(4,995)	(580)	(1,082)	-	(10,204)
Amortization of deferred financing fees	(155)	(67)	-	(14)	-	(236)
Investment income	102	105	-	1	-	208
Other income (expense)	7	57	-	-	-	64
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	19,605	10,498	2,771	1,266	(17,286)	16,854
MINORITY INTEREST	-	(36)	(159)	(7)	-	(202)
INCOME FROM CONTINUING OPERATIONS	19,605	10,462	2,612	1,259	(17,286)	16,652
DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	650	612	244	59	-	1,565
Gain on disposal of income producing properties	(16)	2,051	-	-	-	2,035
Minority interest	-	-	(13)	-	-	(13)

Total income from discontinued operations	634	2,663	231	59	-	3,587

NET INCOME	$20,239	$13,125	$2,843	$1,318	$(17,286)	$20,239

Condensed Statement of Cash Flows	Equity One, Inc.	Guarantors Combined Subsidiaries	Non-Guarantors	Consolidated
For the three months ended March 31, 2005
Net cash provided by operating activities	$6,970	$24,829	$1,394	$33,193

INVESTING ACTIVITIES:
Additions to and purchase of properties	-	(1,299)	-	(1,299)
Purchases of land held for development	-	(14,411)	-	(14,411)
Additions to construction in progress	(488)	(3,425)	-	(3,913)
Proceeds from disposal of properties	-	14,460	-	14,460
Cash used to purchase securities	(8,921)	-	-	(8,921)
Proceeds from repayment of notes receivable	-	9	-	9
Increase in deferred leasing costs	-	(1,827)	-	(1,827)
Advances from (to) affiliates	13,900	(13,432)	(468)	-
Net cash provided by (used in) investing activities	4,491	(19,925)	(468)	(15,902)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(439)	(4,874)	(926)	(6,239)
Net repayments under revolving credit facilities	(2,237)	-	-	(2,237)
Proceeds from issuance of common stock	7,631	-	-	7,631
Stock issuance costs	(112)	-	-	(112)
Cash dividends paid to stockholders	(21,426)	-	-	(21,426)
Distributions to minority interest	-	(30)	-	(30)
Net cash used in financing activities	(16,583)	(4,904)	(926)	(22,413)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,122)	-	-	(5,122)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,122	-	-	5,122

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-

		Guarantors
Condensed Statement of Cash Flows	Equity One, Inc.	Combined Subsidiaries	IRT Partners LP	Non-Guarantors	Consolidated
For the three months ended March 31, 2004
Net cash provided by operating activities	$1,569	$13,833	$4,223	$7,552	$27,177

INVESTING ACTIVITIES:
Additions to and purchase of properties	(18,599)	(74,458)	(1,615)	(144)	(94,816)
Purchases of land held for development	-	(1,424)	-	-	(1,424)
Additions to construction in progress	-	(8,459)	-	-	(8,459)
Proceeds from disposal of properties	-	1,986	-	-	1,986
Increase in cash held in escrow	(1,884)	-	-	-	(1,884)
Proceeds from repayment of notes receivable	-	1,430	-	-	1,430
Increase in deferred leasing costs	(1,320)	(377)	-	(775)	(2,472)
Advances from (to) affiliates	(65,854)	69,070	2,330	(5,546)	-
Net cash (used in) provided by investing activities	(87,657)	(12,232)	715	(6,465)	(105,639)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(870)	(1,601)	(158)	(1,087)	(3,716)
Net repayments under revolving credit facilities	(111,121)	-	-	-	(111,121)
Proceeds from senior debt offering	199,750	-	-	-	199,750
Increase in deferred financing costs	(2,724)	-	-	-	(2,724)
Proceeds from issuance of common stock	12,238	-	-	-	12,238
Stock issuance costs	(71)	-	-	-	(71)
Repayment of notes receivable from issuance of common stock	3,019	-	-	-	3,019
Cash dividends paid to stockholders	(19,630)	-	-		(19,630)
Distributions to minority interest	4,548	-	(4,780)	-	(232)
Net cash provided by (used in) financing activities	85,139	(1,601)	(4,938)	(1,087)	77,513

NET DECREASE IN CASH AND CASH EQUIVALENTS	(949)	-	-	-	(949)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	966	-	-	-	966

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$17	$-	$-	$-	$17

15.	Commitments and Contingencies

As of March 31, 2005, the Company has pledged letters of credit totaling $1,338 as additional security for certain financings and other activities.

The Company is subject to litigation in the normal course of business. However, none of the litigation outstanding as of March 31, 2005, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein, the Company’s audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2004 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for an interim period may not give a true indication of results for the entire year.

Unless the context otherwise requires, all references to “we”, “our”, “us”, “Equity One”, and the “Company” in this report refer collectively to Equity One, Inc. and its subsidiaries, including joint ventures.

Critical Accounting Policies

Our 2004 Annual Report on Form 10-K contains a description of the critical accounting policies of the Company, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, impairment testing of goodwill, and joint venture accounting. For the three month period ended March 31, 2005, there were no material changes to these policies. The following sets forth an additional critical accounting policy that management believes involves significant judgments and estimates in the preparation of our condensed consolidated financial statements for the three month period ended March 31, 2005.

Securities. We have investments that consist primarily of equity and debt securities. The equity investments are classified as available-for-sale and recorded at fair value based on current market prices. Changes in the fair value of the equity investments are included in accumulated other comprehensive income (loss). The Company’s debt securities are recorded at cost and are classified as held-to-maturity, with the related discount/premium amortized over the life of the investment using the effective interest method.

For securities classified as held-to-maturity, we determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security, an other-than-temporary impairment is considered to have occurred. The determination of other than temporary decline in value requires significant estimates and assumptions by management and requires the consideration of expected outcomes that are out of management control. Subsequent changes in estimates, assumptions used or expected outcomes could impact the determination of whether a decline in value is other-than-temporary and whether the effects could materially impact our financial position or net income. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security will be written down to fair value as a new cost basis and the amount of the write-down will be included in earnings (that is, accounted for as a realized loss).

As of March 31, 2005, the fair value of our debt securities is less than the carrying amount of the investment. We hold $14.1 million of principal in Winn-Dixie Stores, Inc. (“Winn-Dixie”) senior notes, with a stated interest rate of 8.875%, and maturing in April 2008, at a carrying amount of $11.9 million and an unrealized loss of $4.1 million. The decline in value occurred due to the declaration of bankruptcy by Winn-Dixie in February 2005. Management has considered and evaluated the pertinent facts available it, including the fact that: (i) Winn-Dixie’s equity has a fair value of approximately $160.0 million which we believe is an indicator that the notes are most likely recoverable, (ii) the notes’ decline in value is due to the timeliness of the principal and interest payments due, and (iii) an analysis by an outside advisor which indicates an enterprise value that would provide sufficient value to repay the outstanding bonds. Accordingly, as of March 31, 2005 the Company expects to recover the carrying amount of the investment. We have not recognized any investment income on the debt securities for the three months ended March 31, 2005. Changes in estimates, assumptions used or expected outcomes could impact the determination of whether a decline in value is other-than-temporary and whether the effects could materially impact our financial position or net income in future periods. If the length of time and the extent to which the market value of the notes has been less than the Company’s carrying amount of the notes persists for an extended period of time and/or the financial condition and near-term prospects of Winn-Dixie do not improve or deteriorate in the future, among other factors, the Company may be required to record a write-down of the investment.

Overview

The execution of our business strategy during the first three months of 2005 resulted in:

•	An increase in the occupancy rate in our core shopping center portfolio to 94.8% at March 31, 2005 from 91.8% at March 31, 2004;

•	An increase in the average rental rate on 89 lease renewals aggregating 195,876 square feet by 5.0% to $16.02 per square foot;
•
The execution of 86 new leases totaling 340,280 square feet at an average rental rate of $12.12 per square foot, a 19.1% increase over the $10.18 rate of those leases which expired in the first quarter;

•	The acquisition of two development land parcels for a total of $14.4 million; and
•	The sale of one non-core property for $14.9 million generating a $1.6 million gain on sale.

On February 22, 2005, Winn-Dixie Stores, Inc., an anchor tenant in 16 of our shopping centers occupying 730,000 square feet of gross leasable area and accounting for approximately $5 million in annualized minimum rent filed for bankruptcy protection. Winn-Dixie has not yet closed or rejected any of its leases at our centers. If it elects to close some or all of its stores at these centers and terminate those leases, it would adversely affect our operating results, including funds from operations and cash flows. In addition, we own approximately $14.1 million aggregate principal amount of Winn-Dixie’s 8.875% senior notes.

Results of Operations

Our consolidated results of operations are not necessarily comparable from period to period due to the impact of property acquisitions, dispositions, development and redevelopment. A large portion of the change in our statement of operations line items is related to these changes in our portfolio.

The following summarizes items from our unaudited condensed consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in 2005 compared to 2004 (in thousands):

	For the three month period ended March 31,
	2005	2004	% Change

Total rental revenue	$62,110	$52,264	18.8%

Property operating expenses	$15,597	$13,753	13.4%

Rental property depreciation and amortization	$10,368	$8,037	29.0%

General and administrative expenses	$4,340	$3,452	25.7%

Interest expense	$12,076	$10,204	18.3%

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Total rental revenue increased by $9.8 million, or 18.8%, to $62.1 million in 2005 from $52.3 million in 2004. The following factors accounted for this difference:

•
Same property rental revenue increased by approximately $2.2 million primarily due to higher occupancy and leasing rates at the centers, which increased rental revenue and straight-line rent by $1.4 million, higher termination fees of $364,000, and higher expense recovery revenue of $500,000;

•	Properties acquired during 2004 increased rental revenue by approximately $7.0 million; and

•	The completion of development and redevelopment properties increased rental revenue by $631,000.

Property operating expenses increased by $1.8 million, or 13.4%, to $15.6 million for 2005 from $13.8 million in 2004. The following factors contributed to this difference:

•	Same property operating expenses increased by $420,000 due to an increase in property maintenance and management expenses resulting from higher occupancy rates;

•	Properties acquired during 2004 increased operating expenses by approximately $1.2 million; and

•	Other property operating expenses increased by $176,000 related to the completion of development and redevelopment properties.

Rental property depreciation and amortization increased by $2.3 million, or 29.0%, to $10.4 million for 2005 from $8.0 million in 2004. The following factors contributed to this difference:

•	Same property depreciation and amortization increased by approximately $502,000 due to tenant improvements and leasing commission amortization;

•	Properties acquired during 2004 increased depreciation and amortization by approximately $1.6 million; and

•	Completed developments and redevelopments increased depreciation and amortization by approximately $328,000.

General and administrative expenses increased by $888,000, or 25.7%, to $4.3 million for 2005 from $3.5 million in 2004. Included in this increase were compensation and employer related expenses which increased by $427,000 due to higher salaries and benefits, higher amortization of restricted stock compensation related to the granting of stock that vests over time; and professional fees which increased by $262,000 due to costs incurred related to compliance with expanded regulatory requirements under the Sarbanes-Oxley Act of 2002.

Interest expense increased by $1.9 million, or 18.3%, to $12.1 million for 2005 from $10.2 million in 2004. This difference was primarily due to:

•	An increase of $1.1 million attributable to the issuance of the $200 million unsecured senior notes;

•	An increase of $897,000 attributable to the debt related to the acquisition of properties during 2004;

•	A decrease of $263,000 attributable to the payoff of certain mortgage notes; and

•	An increase of $179,000 of interest expense related to a decrease in capitalized interest attributable to development activity.

Investment income increased by $500,000 due to an increase in interest and dividends received from security investments and a note receivable received from the sale of a property.

We sold one income producing property in the first quarter of 2005 and had one property held for sale as of March 31, 2005. The associated operating results of $102,000 for these properties are reflected as income from rental properties sold or held for sale. The 2004 discontinued operations reflect a reclassification of operations for properties sold during 2004 and 2005 and properties held for sale at March 31, 2005. We recognized a gain of $1.6 million in the first quarter of 2005 related to the disposal of this property and recognized a gain of $2.0 million in the first quarter of 2004 related to the disposal of another property.

As a result of the foregoing, net income increased by $1.6 million, or 7.7%, to $21.8 million for 2005 from $20.2 million in 2004.

FUNDS FROM OPERATIONS

We believe Funds from Operations (“FFO”) (combined with the primary GAAP presentations) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry and, in particular, REITs. The National Association of Real Estate Investment Trusts (“NAREIT”) stated in its April 2002 White Paper on Funds from Operations, “Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.”

FFO, as defined by NAREIT, is “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures”. Its states further that “adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” We believe that financial analysts, investors and stockholders are better served by the clearer presentation of comparable period operating results generated from our FFO measure. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

The following table illustrates the calculation of FFO for the three months periods ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004

Net income	$21,790	$20,239
Adjustments:
Rental property depreciation and amortization, including discontinued operations	10,446	8,432
Gain on disposal of income producing properties	(1,615)	(2,035)
Minority interest	28	199
Other Items:
Pro-rata share of real estate depreciation from joint ventures	-	65

Funds from operations	$30,649	$26,900

FFO increased by $3.7 million, or 13.9%, to $30.6 million for the three months ended March 31, 2005, from $26.9 million for the comparable period of 2004.

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2005	2004

Earnings per diluted share*	$0.29	$0.29
Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.14	0.12
Gain on disposal of income producing properties	(0.02)	(0.03)
Other items:
Pro-rata share of real estate depreciation from joint ventures	-	-
Funds from operations per diluted share	$0.41	$0.38

* Earnings per diluted share reflect the add-back of the minority interest(s) which are convertible to shares of our common stock.

CASH FLOWS

Net cash provided by operations of $33.2 million for the three months ended March 31, 2005 included: (i) net income of $21.8 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $8.4 million, and (iii) a net change in operating assets and operating liabilities that increased cash flow by $3.0 million, compared to net cash provided by operations of $27.2 million for the three months ended March 31, 2004, which included (i) net income of $20.2 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $6.5 million, and (iii) a net change in operating liabilities over operating assets that increased cash flow by $409,000.

Net cash used in investing activities of $15.9 million for the three months ended March 31, 2005 included: (i) the acquisition of two parcels of land held for future development for $14.4 million, (ii) construction, development and other capital improvements of $5.2 million, (iii) increased leasing costs of $1.8 million, and (iv) the purchase of securities for $8.9 million, offset by proceeds from the sale of properties of $14.5 million. These amounts should be compared to net cash used in investing activities of $105.6 million for the three months ended March 31, 2004 which included: (i) the acquisition of one parcel of land held for future development and five shopping centers for $94.8 million, (ii) construction, development and other capital improvements of $9.9 million, (iii) increased leasing costs of $2.5 million, and (iv) an increase in cash held in escrow of $1.9 million offset by (a) proceeds from the sale of one property of $2.0 million, and (b) proceeds from payment of notes receivable of $1.4 million.

Net cash used in financing activities of $22.4 million for the three months ended March 31, 2005 included net proceeds from the issuance of common stock of $7.6 million offset by (i) the repayment of one mortgage note of $3.5 million and monthly principal payments on mortgage notes of $2.7 million, (ii) cash dividends paid to common stockholders of $21.4 million, and (iii) net repayments under revolving credit facilities of $2.2 million, compared to net cash provided by financing activities of $77.5 million for the three months ended March 31, 2004 which included: (i) net proceeds from the issuance of senior notes of $199.8 million, (ii) net proceeds from the issuance of common stock of $12.2 million, and (iii) proceeds from repayment of notes receivable of $3.0 million, offset by (a) the payoff of one mortgage note for $1.4 million and monthly principal payments on mortgage notes of $2.3 million, (b) cash dividends paid to common stockholders of $19.6 million, (c) repayments under credit facilities of $111.1 million, (d) an increase in deferred financing costs of $2.7 million related to the issuance of senior notes, and (e) other miscellaneous uses of $303,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal demands for liquidity are maintenance expenditures, repairs, property taxes and tenant improvements relating to rental properties, leasing costs, acquisition and development activities, debt service and repayment obligations and distributions to its stockholders. The principal sources of funding for the Company’s operations are operating cash flows, the issuance of equity and debt securities, the placement of mortgage loans and periodic borrowings under the Company’s revolving credit facilities.

The following table presents our mortgage notes payable as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(in thousands)
Mortgage Notes Payable
Fixed rate mortgage loans	$488,817	$495,056
Unamortized premium on mortgage notes payable	12,284	12,721

Total	$501,101	$507,777

The weighted average interest rate of the mortgage notes payable at March 31, 2005 was 7.26%, excluding the effects of the premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of the Company’s properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $162.5 million contain prohibitions on transfers of ownership which may have been violated by the Company’s previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. If the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

The following table presents unsecured senior notes payable as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(in thousands)
Unsecured Senior Notes Payable
7.77% Senior Notes, due 4/1/06	$50,000	$50,000
7.25% Senior Notes, due 8/15/07	75,000	75,000
3.875% Senior Notes, due 4/15/09	200,000	200,000
7.84% Senior Notes, due 1/23/12	25,000	25,000
Fair value of interest rate swap	(4,835)	(2,739)
Unamortized premium on unsecured senior notes payable	8,034	8,882

Total	$353,199	$356,143

We swapped $100.0 million of the $200.0 million senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%. The weighted average interest rate of the unsecured senior notes at March 31, 2005 was 5.10%, excluding the effects of the interest rate swap and premium adjustment.

The indentures under which the notes were issued have several covenants which limit the Company’s ability to incur debt, require the Company to maintain an unencumbered assets ratio above a specified level and limit the Company’s ability to consolidate, sell, lease, or convey substantially all of its assets to, or merge with any other entity. These notes have also been guaranteed by most of the Company’s subsidiaries. The interest rate on the 7.77% senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating.

The following table presents the unsecured revolving credit facilities as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(in thousands)
Unsecured Revolving Credit Facilities
Wells Fargo	$144,000	$147,000
City National Bank	763	-
Total	$144,763	$147,000

The Company has a $340.0 million unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company’s option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company’s senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo’s prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by certain of the Company’s subsidiaries. Based on the Company’s current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $170.0 million, a $35.0 million swing line facility for short term borrowings, a $20.0 million letter of credit commitment and, at the request of the Company, may be increased up to a total commitment of $400.0 million. The facility expires February 12, 2006 with a one year extension option.

In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company‘s ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. As of March 31, 2005, the Company had $144.0 million outstanding on this credit facility. The weighted average interest rate as of March 31, 2005 was 3.19%.

The Company also has a $5.0 million unsecured credit facility with City National Bank of Florida, of which $763,000 was outstanding as of March 31, 2005. The interest rate as of March 31, 2005 was 3.89%. This facility also provides collateral for $1.3 million in outstanding letters of credit.

As of March 31, 2005, the availability under these credit facilities was approximately $72.0 million net of outstanding balances and letters of credit.

As of March 31, 2005, scheduled principal amortization and the balances due at the maturity of our various mortgage and unsecured senior notes payable and revolving credit facilities (excluding the premium adjustment and fair value of the interest rate swap) are as follows (in thousands):

	Secured Debt		Unsecured Debt
Year	Scheduled Amortization	Balloon Payments	Unsecured Senior Notes	Revolving Credit Facilities	Total Principal Balance Due at Maturity

2005	$8,054	$26,595	$-	$763	$35,412
2006	11,069	24,758	50,000	144,000	229,827
2007	11,252	2,864	75,000	-	89,116
2008	11,391	40,104	-	-	51,495
2009	11,125	24,332	200,000	-	235,457
2010	10,224	98,471	-	-	108,695
2011	8,490	93,433	-	-	101,923
2012	7,324	40,056	25,000	-	72,380
2013	7,020	-	-	-	7,020
2014	7,110	-	-	-	7,110
Thereafter	35,130	10,015	-	-	45,145

Total	$128,189	$360,628	$350,000	$144,763	$983,580

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

DEVELOPMENTS AND REDEVELOPMENTS

As of March 31, 2005, we have development and redevelopment projects underway or in the planning stages totaling approximately $84.6 million of asset value and, based on current plans and estimates, requiring approximately $34.6 million of additional capital to complete beyond the $50.0 million already invested. We expect to fund the necessary costs from working capital and availability under our revolving credit facilities. These include:

•	Shops at Skylake in North Miami Beach, Florida, where we are in the process of adding 33,000 square feet of anchor space;

•	Spalding Village in Griffin, Georgia, where we have reconfigured and redeveloped previously vacant anchor and other space and are completing the associated lease-up;

•	The development of three supermarket-anchored shopping centers in Homestead, Florida, McDonough, Georgia and Huntsville, Alabama on parcels of land that we currently own; and

•	The development of a 155 acre mixed use project encompassing a combination of retail, office and residential uses in Pasco County north of Tampa, Florida.

EQUITY

For the three months ended March 31, 2005, we issued 345,854 shares of our common stock at prices ranging from $20.71 to $20.81 per share pursuant to our Divided Reinvestment and Stock Purchase Plan. As of March 31, 2005, we have 6.6 million shares remaining for sale under that plan.

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

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

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

Among the factors that could cause actual results to differ materially are:

•	general economic conditions, competition and the supply of and demand for shopping center properties in our markets;

•	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

•	interest rate levels and the availability of financing;

•	potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;

•	risks that tenants will not take or remain in occupancy or pay rent;

•	greater than anticipated construction or operating costs;

•	inflationary and other general economic trends;

•	the effects of hurricanes and other natural disasters; and

•	other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.

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

As of March 31, 2005, we had approximately $244.8 million of outstanding floating rate debt, including $100 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements. We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2005, in relation to our $978.7 million of outstanding debt, $2.0 billion of total assets and $1.5 billion total equity market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.5 million. If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.5 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $244.8 million (including the $100 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of March 31, 2005.

The fair value of our fixed rate debt is $761.6 million, which includes the mortgage notes and fixed rate portion of the senior unsecured notes payable (excluding the unamortized premium). If interest rates increase by 1%, the fair value of our total fixed rate debt would decrease by approximately $49.9 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $7.0 million. This assumes that our total outstanding fixed rate debt remains at $738.8 million, the balance as of March 31, 2005.

Hedging Activities

To manage, or hedge, the exposure to interest rate risk, the Company follows established risk management policies and procedures, including the use of a variety of derivative financial instruments. The Company does not enter into derivative instruments for speculative purposes. The Company requires that the hedges or derivative financial instruments be effective in managing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting. Hedges that meet these hedging criteria are formally designated as such at the inception of the contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, resulting in some ineffectiveness, the change in the fair value of the derivative instrument will be included in earnings. Additionally, any derivative instrument used for risk management that becomes ineffective is marked-to-market each period and would be charged to operations.

The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the hedge agreements. The Company believes that it mitigates its credit risk by entering into these agreements with major financial institutions. Net interest differentials to be paid or received under a swap contract and/or collar agreement are included in interest expense as incurred or earned.

During 2004, the Company entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $4.8 million as of March 31, 2005. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

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

Other Market Risks

As of March 31, 2005, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 10, 2005      EQUITY ONE, INC.

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