Form 10-Q
period 2005-06-30
EQUITY ONE INC
filed 2005-08-08
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒     No

Applicable only to Corporate Issuers:

As of the close of business on August 4, 2005, 74,766,106 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

EQUITY ONE, INC.

FORM 10-Q

INDEX

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Consolidated Balance Sheets
	As of June 30, 2005 and December 31, 2004 (unaudited)	1

	Condensed Consolidated Statements of Operations
	For the three and six month periods ended June 30, 2005 and 2004 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income
	For the three and six month periods ended June 30, 2005 and 2004 (unaudited)	5

	Condensed Consolidated Statement of Stockholders' Equity
	For the six month period ended June 30, 2005 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows
	For the six month periods ended June 30, 2005 and 2004 (unaudited)	7

	Notes to the Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	40

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS JUNE 30, 2005 AND DECEMBER 31, 2004 (UNAUDITED) (In thousands, except per share amounts)

	June 30, 2005	December 31, 2004
ASSETS

PROPERTIES:
Income producing	$1,488,652	$1,915,216
Less: accumulated depreciation	(86,123)	(95,934)
Income producing property, net	1,402,529	1,819,282

Construction in progress and land held for development	52,818	41,759
Properties held for sale, net	432,936	12,646

Properties, net	1,888,283	1,873,687

CASH AND CASH EQUIVALENTS	-	5,122

ACCOUNTS AND OTHER RECEIVABLES, NET	12,643	15,699

SECURITIES	52,303	35,756

GOODWILL	13,807	14,020

OTHER ASSETS	48,333	48,008

TOTAL	$2,015,369	$1,992,292

		(Continued	)

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS JUNE 30, 2005 AND DECEMBER 31, 2004 (UNAUDITED) (In thousands, except per share amounts)

June 30, 2005	December 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

NOTES PAYABLE
Mortgage notes payable	$389,907	$400,823
Mortgage notes payable related to properties held for sale	64,296	94,233
Unsecured revolving credit facilities	179,387	147,000
Unsecured senior notes payable	347,310	347,261
Payable for securities	4,774	-

	985,674	989,317

Unamortized premium/discount on notes payable	18,984	21,603

Total notes payable	1,004,658	1,010,920

OTHER LIABILITIES
Accounts payable and accrued expenses	38,101	32,857
Tenant security deposits	9,071	8,559
Other liabilities	6,274	7,171

Total liabilities	1,058,104	1,059,507

MINORITY INTERESTS	1,437	1,397

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value - 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value - 100,000 shares authorized, 74,612 and 73,597 shares issued and outstanding for 2005 and 2004, respectively	746	736
Additional paid-in capital	939,152	920,616
Retained earnings	21,413	17,481
Accumulated other comprehensive income	5,498	4,633
Unamortized restricted stock compensation	(10,831)	(11,928)
Notes receivable from issuance of common stock	(150)	(150)

Total stockholders’ equity	955,828	931,388

TOTAL	$2,015,369	$1,992,292

See accompanying notes to the condensed consolidated financial statements.		(Concluded )

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED) (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
RENTAL REVENUE:
Minimum rents	$36,102	$32,225	$71,917	$61,974
Expense recoveries	9,950	7,996	19,356	16,366
Termination fees	1,598	292	1,727	361
Percentage rent	322	250	1,310	1,383

Total rental revenue	47,972	40,763	94,310	80,084

COSTS AND EXPENSES:
Property operating expenses	12,041	10,788	23,366	21,139
Rental property depreciation and amortization	7,776	6,377	15,332	12,245
General and administrative expenses	4,365	3,806	8,701	7,255

Total costs and expenses	24,182	20,971	47,399	40,639

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST, AND DISCONTINUED OPERATIONS	23,790	19,792	46,911	39,445

OTHER INCOME AND EXPENSES:

Interest expense	(11,772)	(10,278)	(22,345)	(19,355)
Amortization of deferred financing fees	(355)	(367)	(720)	(597)
Investment income	1,215	194	1,924	402
Other income	128	59	192	123

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	13,006	9,400	25,962	20,018

MINORITY INTEREST	(46)	(177)	(96)	(379)

INCOME FROM CONTINUING OPERATIONS	12,960	9,223	25,866	19,639

DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	8,426	9,806	15,695	17,607
Gain(loss) on disposal of income producing properties	3,757	(483)	5,372	1,552
Minority interest	-	(11)	-	(24)

Income from discontinued operations	12,183	9,312	21,067	19,135

NET INCOME	$25,143	$18,535	$46,933	$38,774

				(Continued )

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED) (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE
Income from continuing operations	$0.18	$0.13	$0.35	$0.28
Income from discontinued operations	0.16	0.14	0.29	0.28

Total basic earnings per share	$0.34	$0.27	$0.64	$0.56

NUMBER OF SHARES USED IN COMPUTING BASIC EARNINGS PER SHARE	73,636	69,711	73,341	69,413

DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.18	$0.13	$0.35	$0.28
Income from discontinued operations	0.16	0.13	0.28	0.27

Total diluted earnings per share	$0.34	$0.26	$0.63	$0.55

NUMBER OF SHARES USED IN COMPUTING DILUTED EARNINGS PER SHARE	74,656	71,419	74,377	71,211

				(Concluded	)
)
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

NET INCOME	$25,143	$18,535	$46,933	$38,774

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain on securities available-for-sale	1,141	-	1,057	-
Realized holding gain on the sale of securities	(192)	-	(192)	-

COMPREHENSIVE INCOME	$26,092	$18,535	$47,798	$38,774

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005 (UNAUDITED) (In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Unamortized Restricted Stock Compensation	Notes Receivable from Issuance of Common Stock	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2005	$736	$920,616	$17,481	$4,633	$(11,928)	$(150)	$931,388

Issuance of common stock	10	18,692	-	-	1,097	-	19,799

Stock issuance costs	-	(156)	-	-	-	-	(156)

Net income	-	-	46,933	-	-	-	46,933

Dividends paid	-	-	(43,001)	-	-	-	(43,001)

Other comprehensive income	-	-	-	865	-	-	865

BALANCE, JUNE 30, 2005	$746	$939,152	$21,413	$5,498	$(10,831)	$(150)	$955,828

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED) (In thousands, except per share amounts)

	Six Months Ended June 30,
	2005	2004

OPERATING ACTIVITIES:
Net income	$46,933	$38,774
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent adjustment	(2,353)	(1,615)
Amortization of above/(below) market intangibles	(512)	(17)
Provision for losses on accounts receivable	340	287
Amortization of premium/discount on notes payable	(2,621)	(2,463)
Amortization of deferred financing fees	720	597
Amortization of deferred financing fees included in discontinued operations	29	73
Rental property depreciation and amortization	15,332	12,245
Rental property depreciation and amortization included in discontinued operations	6,052	5,276
Amortization of restricted stock compensation	2,952	2,550
Equity in loss of joint ventures	-	28
Gain on sale of securities	(472)	-
Gain on disposal of real estate	(5,372)	(1,552)
Minority interests	96	403
Changes in assets and liabilities:
Accounts and other receivables	2,716	3,932
Other assets	(3,492)	(6,551)
Accounts payable and accrued expenses	6,977	12,172
Tenant security deposits	512	652
Other liabilities	(897)	(296)

Net cash provided by operating activities	66,940	64,495

INVESTING ACTIVITIES:
Additions to and purchases of properties	(17,628)	(138,875)
Purchases of land held for development	(24,471)	(2,981)
Additions to construction in progress	(7,507)	(15,572)
Proceeds from disposal of properties	27,396	7,622
Proceeds from sale of securities	1,952	-
Cash used to purchase securities	(12,388)	(7,212)
Increase in cash held in escrow	-	(5,814)
Proceeds from repayment of notes receivable	18	6,094
Increase in deferred leasing costs	(3,075)	(4,244)

Net cash used in investing activities	(35,703)	(160,982)

		(Continued )

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED) (In thousands, except per share amounts)

	Six Months Ended June 30,
	2005	2004

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	$(40,853)	$(6,121)
Net borrowings (repayments) under revolving credit facilities	32,387	(81,459)
Proceeds from senior debt offering	-	199,750
Increase in deferred financing costs	-	(3,038)
Proceeds from issuance of common stock	15,322	23,347
Stock issuance costs	(156)	(158)
Repayment of notes receivable from issuance of common stock	-	3,019
Cash dividends paid to stockholders	(43,001)	(39,355)
Distributions to minority interests	(58)	(464)

Net cash (used in) provided by financing activities	(36,359)	95,521

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,122)	(966)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,122	966

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$27,826	$23,188

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock	$3,637	$882
Change in unrealized holding gain on securities	$865
Change in fair value of cash flow hedges		$4,848
Note receivable from sale of property		$4,655

The Company assumed various mortgage notes in connection with certain of its rental property acquisitions:
Fair value of rental property and other assets acquired		$92,735
Assumption of mortgage notes payable		(44,758)
Fair value adjustment of mortgage notes payable		(182)
Cash paid for rental properties		$47,795

The Company issued senior unsecured notes:
Face value of notes		$200,000
Discount		(250)
Cash received		$199,750

The Company purchased on margin:
Cost of securities	$17,162	$18,287
Amount purchased on margin	(4,774)	(11,075)
Cash paid for securities held for investment	$12,388	$7,212

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
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

Portfolio

As of June 30, 2005, the Company owned a total of 189 properties encompassing 129 supermarket-anchored shopping centers, eight drug store-anchored shopping centers, 43 other retail-anchored shopping centers, six development parcels and three commercial properties, as well as a non-controlling interest in one unconsolidated joint venture.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related footnotes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005.

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

1.	Properties

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

Total interest expense capitalized to construction in progress and land held for development was $790 and $720 for the three months ended June 30, 2005 and 2004, respectively, and $1,423 and $1,532 for the six months ended June 30, 2005 and 2004, respectively.

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

When assets are identified by the Company as held for sale, the Company estimates the sales prices, net of selling costs, of such assets. Assets that will be sold together in a single transaction are aggregated in determining if the net sales proceeds of the group are expected to be less than the net book value of the assets. If, in management’s opinion, the net sales prices of the assets, which have been identified for sale, are expected to be less than the net book value of the assets, an impairment charge is recorded.

    The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. The assessments have a direct impact on the Company’s net income because recording an impairment charge results in an immediate charge to expense.

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

Intangibles associated with property acquisitions are included in other assets in the Company’s condensed consolidated balance sheet.

The Company acquired the following land development parcels and property during 2005:

2005 Acquisition Activity
Date Purchased	Property Name	City	State	Square Feet/ Acres	Purchase Price

Feb. 1, 2005	Sunlake Development Parcel	Tampa	FL	155 acres	$ 12,600
Feb. 28, 2005	Winchester Plaza Development Parcel	Huntsville	AL	33 acres	2,326
First Quarter					14,926

May 19, 2005	Young Circle Shopping Center	Hollywood	FL	65,834	22,000

Total					$ 36,926

5.	Property Held for Sale and Dispositions

As of June 30, 2005, 62 properties were held for sale with a net book value of $454,395, and outstanding mortgage debt of $64,296 and other liabilities of $8,603. The properties comprise an aggregate of approximately 5.9 million square feet of gross leasable area.

The following table reflects the properties that have been sold as of June 30, 2005:

Date Sold	Property	Location	Square Feet/ Acres	Gross Sales Price	Gain On Sale

Jan. 31, 2005	North River Village	North Ellenton, FL	177,128	$ 14,880	$ 1,615
April 6, 2005	Big Curve	Yuma, AZ	126,402	13,640	3,757

Total				$ 28,520	$ 5,372

The summary selected operating results for properties disposed of or designated as held for sale as of June 30, 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental Revenue	$16,918	$18,667	$33,257	$34,730

Expenses
Property operating expenses	3,998	4,458	8,536	8,619
Rental property depreciation and amortization.	3,162	2,712	6,052	5,276
Interest expense	1,312	1,624	2,936	3,121
Amortization of deferred financing fees	15	37	29	73
Other	5	41	9	58

Income from rental properties sold or held for sale	$8,426	$9,795	$15,695	$17,583

6.	Securities

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

For securities classified as held-to-maturity, the Company determines whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security, an other-than-temporary impairment is considered to have occurred. The determination of other-than-temporary declines in value requires significant estimates and assumptions by management and requires the consideration of expected outcomes that are out of management’s control. Subsequent changes in estimates, assumptions used or expected outcomes could impact the determination of whether a decline in value is other-than-temporary and whether the effects could materially impact the Company’s financial position or net income. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security will be written down to fair value as a new cost basis and the amount of the write-down will be included in earnings (that is, accounted for as a realized loss).

As of June 30, 2005, the fair value of the Company’s debt securities is less than the carrying amount of the investment. The Company holds $14,100 in original principal amount of Winn-Dixie Stores, Inc. (“Winn-Dixie”) 8.875% senior notes due April 2008, at a carrying amount of $11,935 and an unrealized loss of $2,835. The decline in value occurred due to the declaration of bankruptcy by Winn-Dixie in February 2005. Management has considered and evaluated the pertinent facts available to it, including the fact that: (i) Winn-Dixie’s equity has a fair value of approximately $150,000 which we believe is an indicator that the notes are most likely recoverable, (ii) the notes’ decline in value is most likely due impart to the timeliness of the principal and interest payments due, (iii) subsequent to the declaration of bankruptcy the notes’ market price has increased in fair value; and (iv) an analysis by an outside advisor which indicates an enterprise value that would provide sufficient value to repay the outstanding bonds. Management believes that these factors provide reasonable assurance that the Company will recover its cost. Accordingly, as of June 30, 2005, the Company expects to recover the carrying amount of the investment. The Company has not recognized any investment income on the notes for the three and six month periods ended June 30, 2005.

Changes in estimates, assumptions used or expected outcomes could impact the determination of whether a decline in value is other-than-temporary and whether the effects could materially impact the Company’s financial position or net income in future periods. If the market value of the notes remains less than the Company’s carrying amount of the notes for an extended period of time and/or the financial condition and near-term prospects of Winn-Dixie deteriorate or do not otherwise improve in the future, among other factors, the Company may be required to record a write-down of the investment.

7.	Investments in and Advances to Joint Venture

The Company has included in other assets in its consolidated balance sheet, an investment of $273 in an unconsolidated joint venture, which owns a parcel of land that is held for future development or sale. The Company is obligated to fund 50% of any working capital that is required (as determined jointly by the Company and its joint venture partner). The current obligations are a nominal amount to pay property taxes and other carrying costs. The joint venture currently has no outstanding debt obligations or contractual commitments and the Company has not guaranteed any obligations of the joint venture.

8.	Borrowings

The following is a summary of the Company’s borrowings consisting of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities:

	June 30, 2005	December 31, 2004
Mortgage Notes Payable
Fixed rate mortgage loans	$454,203	$495,056
Unamortized premium on mortgage notes payable	11,809	12,721

Total	$466,012	$507,777

The weighted average interest rate of the mortgage notes payable at June 30, 2005 was 7.24%, excluding the effects of the premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of the Company’s properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $104,500 contain prohibitions on transfers of ownership which may have been violated by the Company’s previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. If the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

	June 30, 2005	December 31, 2004
Unsecured Senior Notes Payable

7.77% Senior Notes, due 4/1/06	$50,000	$50,000
7.25% Senior Notes, due 8/15/07	75,000	75,000
3.875% Senior Notes, due 4/15/09	200,000	200,000
7.84% Senior Notes, due 1/23/12	25,000	25,000
Fair value of interest rate swap	(2,690)	(2,739)
Unamortized premium on unsecured senior notes payable	7,175	8,882

Total	$354,485	$356,143

The Company swapped $100,000 of the $200,000 senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%. The weighted average interest rate of the unsecured senior notes at June 30, 2005 was 5.08%, excluding the effects of the interest rate swap and premium adjustment.

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

	June 30, 2005	December 31, 2004
Unsecured Revolving Credit Facilities

Wells Fargo	$178,500	$147,000
City National Bank	887	-

Total	$179,387	$147,000

The Company entered into a $340,000 unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company’s option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company’s senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo’s prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company’s subsidiaries. Based on the Company’s current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $170,000, a $35,000 swing line facility for short term borrowings, a $20,000 letter of credit commitment and at the request of the Company, may be increased up to a total commitment of $400,000. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company’s ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. As of June 30, 2005, the Company had $178,500 outstanding on this credit facility. The weighted average interest rate as of June 30, 2005 was 3.69%.

The Company also has a $5,000 unsecured credit facility with City National Bank of Florida, of which $887 was outstanding as of June 30, 2005. The interest rate as of June 30, 2005 was 4.34%. This facility also provides collateral for $1,289 in outstanding letters of credit.

As of June 30, 2005, the availability under these credit facilities was approximately $143,857, net of outstanding balances and letters of credit.

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

11.	Stockholders’ Equity and Earnings Per Share

The following table reflects the change in number of shares of common stock issued for the six months ended June 30, 2005:

	Common Stock*		Options Exercised	Total
Board of Directors	8		26	34
Officers	(97	)**	363	266
Employees and other	49		3	52
Dividend Reinvestment and Stock Purchase Plan	663		-	663
Total	623		392	1,015
	28,402

                      * Includes shares of “restricted stock” which are subject to forfeiture and vest over periods from one to four years.
                    ** Includes shares surrendered on the exercise of options.

The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Denominator for basic earnings per share - weighted average shares	73,636	69,711	73,341	69,413
Walden Woods Village, Ltd	94	94	94	94
Unvested restricted stock	579	519	604	558
Convertible partnership units	-	734	-	734
Stock options (using treasury method)	347	361	338	412

Subtotal	1,020	1,708	1,036	1,798

Denominator for diluted earnings per share - weighted average shares	74,656	71,419	74,377	71,211

12.	New Accounting Pronouncements and Changes

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123 (R) is similar to the approach described in SFAS 123. However, SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after December 15, 2005, irrespective of the entity’s fiscal year. Early adoption is permitted. SFAS 123 (R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. Under the modified-prospective transition method, companies are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested, as of the date SFAS 123 (R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for financial statement recognition or pro forma disclosure purposes). Prior periods are not restated. For periods prior to adoption, the financial statements are unchanged (and the pro forma disclosures previously required by SFAS 123 continue to be required under the new standard to the extent those amounts differ from those in the income statement). For periods subsequent to adoption, the impact of this transition method generally is the same as if the modified-retrospective method were applied. Accordingly, pro forma disclosure will not be necessary for periods after the adoption of the new standard. Under the modified-retrospective transition method, companies are allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method. Companies are permitted to apply the modified-retrospective transition alternative either (a) to all periods presented or (b) to the start of the fiscal year in which SFAS 123 (R) is adopted. The Company intends to adopt SFAS 123(R) effective January 1, 2006. Had the Company adopted SFAS 123(R) on January 1, 2004, the diluted earnings per share for the three and six months ended June 30, 2005 and 2004 would have been as reflected in footnote 13.

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004

Net Income	As reported	$25,143	$18,535	$46,933	$38,774

	Stock based employee compensation expense included in reported net income	1,399	1,260	2,804	2,432

	Total stock based employee compensation expense determined under fair value based method for all awards	(1,608)	(1,450)	(3,208)	(2,816)

	Pro forma	$24,934	$18,345	$46,529	$38,390

Basic earnings per share	As reported	$0.34	$0.27	$0.64	$0.56

	Pro forma	$0.34	$0.26	$0.63	$0.55

Diluted earnings per share	As reported	$0.34	$0.26	$0.63	$0.55

	Pro forma	$0.33	$0.26	$0.63	$0.54

14.	Condensed Consolidating Financial Information

Most of the Company’s subsidiaries, have guaranteed the Company’s indebtedness under the unsecured senior notes and revolving credit facility. The guarantees are joint and several and full and unconditional.

		Guarantors
Condensed Balance Sheet	Equity One, Inc.	Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated
As of June 30, 2005

ASSETS
Properties, net	$476,422	$936,587	$475,274	$-	$1,888,283
Investment in affiliates	436,945	-	-	(436,945)	-
Other assets	84,716	20,053	22,317	-	127,086

Total	$998,083	$956,640	$497,591	$(436,945)	$2,015,369

LIABILITIES
Mortgage notes payable	$63,207	$179,013	$211,983	$-	$454,203
Unsecured revolving credit facilities	179,387	-	-	-	179,387
Unsecured senior notes payable	347,310	-	-	-	347,310
Payable for securities	4,774	-	-	-	4,774
Unamortized premium on notes payable	7,684	9,292	2,008	-	18,984
Other liabilities	20,899	22,023	10,524	-	53,446

Total liabilities	623,261	210,328	224,515	-	1,058,104

MINORITY INTERESTS	-	-	-	1,437	1,437

STOCKHOLDERS’ EQUITY	374,822	746,312	273,076	(438,382)	955,828

Total	$998,083	$956,640	$497,591	$(436,945)	$2,015,369

Condensed Balance Sheet	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guaran- tors	Eliminating Entries	Consolidated
As of December 31, 2004

ASSETS
Properties, net	$490,627	$789,082	$593,978	$-	$1,873,687
Investment in affiliates	435,752	-	-	(435,752)	-
Other assets	73,945	23,955	20,705	-	118,605

Total	$1,000,324	$813,037	$614,683	$(435,752)	$1,992,292

LIABILITIES
Mortgage notes payable	$71,591	$187,681	$235,784	$-	$495,056
Unsecured revolving credit facilities	147,000	-	-	-	147,000
Unsecured senior notes payable	347,261	-	-	-	347,261
Unamortized premium on notes payable	9,546	9,408	2,649	-	21,603
Other liabilities	20,526	18,027	10,034	-	48,587

Total liabilities	595,924	215,116	248,467	-	1,059,507

MINORITY INTERESTS	-	-	-	1,397	1,397

STOCKHOLDERS’ EQUITY	404,400	597,921	366,216	(437,149)	931,388

Total	$1,000,324	$813,037	$614,683	$(435,752)	$1,992,292

		Guarantors
Condensed Statement of Operations	Equity One, Inc.	Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated

For the three months ended June 30, 2005

RENTAL REVENUE:
Minimum rents	$8,595	$17,812	$9,695	$-	$36,102
Expense recoveries	2,408	4,805	2,737	-	9,950
Termination fees	1,591	-	7	-	1,598
Percentage rent	37	191	94	-	322

Total rental revenue	12,631	22,808	12,533	-	47,972

EQUITY IN SUBSIDIARIES EARNINGS	23,079	-	-	(23,079)	-

COSTS AND EXPENSES:
Property operating expenses	2,969	5,108	3,964	-	12,041
Rental property depreciation and amortization	1,754	3,990	2,032	-	7,776
General and administrative expenses	4,242	27	96	-	4,365

Total costs and expenses	8,965	9,125	6,092	-	24,182

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	26,745	13,683	6,441	(23,079)	23,790

OTHER INCOME AND EXPENSES:

Interest expense	(5,834)	(2,862)	(3,076)	-	(11,772)
Amortization of deferred financing fees	(288)	(23)	(44)	-	(355)
Investment income	1,011	197	7	-	1,215
Other income	55	73	-	-	128

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	21,689	11,068	3,328	(23,079)	13,006
MINORITY INTEREST	-	(46)	-	-	(46)
INCOME FROM CONTINUING OPERATIONS	21,689	11,022	3,328	(23,079)	12,960
DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	3,454	3,900	1,072	-	8,426
Gain on disposal of income producing properties	-	-	3,757	-	3,757

Income from discontinued operations	3,454	3,900	4,829	-	12,183

NET INCOME	$25,143	$14,922	$8,157	$(23,079)	$25,143

		Guarantors
Condensed Statement of Operations	Equity One, Inc.	Combined Subsidiaries	IRT Partners, LP	Non- Guarantors	Eliminating Entries	Consolidated

For the three months ended June 30, 2004

RENTAL REVENUE:
Minimum rents	$8,697	$11,542	$4,251	$7,735	$-	$32,225
Expense recoveries	1,970	2,889	916	2,221	-	7,996
Termination fees	119	14	119	40	-	292
Percentage rent	17	47	116	70	-	250

Total rental revenue	10,803	14,492	5,402	10,066	-	40,763

EQUITY IN SUBSIDIARIES EARNINGS	16,973	-	-	-	(16,973)	-

COSTS AND EXPENSES:
Property operating expenses	2,347	3,961	1,541	2,939	-	10,788
Rental property depreciation and amortization	1,652	2,483	799	1,443	-	6,377
General and administrative expenses	3,760	46	-	-	-	3,806

Total costs and expenses	7,759	6,490	2,340	4,382	-	20,971

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	20,017	8,002	3,062	5,684	(16,973)	19,792

OTHER INCOME AND EXPENSES:

Interest expense	(4,364)	(2,413)	(574)	(2,927)	-	(10,278)
Amortization of deferred financing fees	(289)	(35)	-	(43)	-	(367)
Investment income	125	65	1	3	-	194
Other income (expense)	-	59	-	-	-	59
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	15,489	5,678	2,489	2,717	(16,973)	9,400
MINORITY INTEREST	-	(177)	-	-	-	(177)
INCOME FROM CONTINUING OPERATIONS	15,489	5,501	2,489	2,717	(16,973)	9,223
DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	3,529	4,754	357	1,166	-	9,806
Loss on disposal of income producing properties	(483)	-	-	-	-	(483)

Minority interest	-	-	(11)			(11)

Total income from discontinued operations	3,046	4,754	346	1,166	-	9,312

NET INCOME	$18,535	$10,255	$2,835	$3,883	$(16,973)	$18,535

		Guarantors
Condensed Statement of Operations	Equity One, Inc.	Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated

For the six months ended June 30, 2005

RENTAL REVENUE:
Minimum rents	$17,326	$35,344	$19,247	$-	$71,917
Expense recoveries	4,796	8,972	5,588	-	19,356
Termination fees	1,623	30	74	-	1,727
Percentage rent	135	404	771	-	1,310

Total rental revenue	23,880	44,750	25,680	-	94,310

EQUITY IN SUBSIDIARIES EARNINGS	42,306	-	-	(42,306)	-

COSTS AND EXPENSES:
Property operating expenses	5,796	9,622	7,948	-	23,366
Rental property depreciation and amortization	3,464	7,792	4,076	-	15,332
General and administrative expenses	8,405	100	196	-	8,701

Total costs and expenses	17,665	17,514	12,220	-	47,399

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	48,521	27,236	13,460	(42,306)	46,911

OTHER INCOME AND EXPENSES:

Interest expense	(10,403)	(5,826)	(6,116)	-	(22,345)
Amortization of deferred financing fees	(580)	(53)	(87)	-	(720)
Investment income	1,626	288	10	-	1,924
Other income	109	83	-	-	192

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	39,273	21,728	7,267	(42,306)	25,962
MINORITY INTEREST	-	(96)	-	-	(96)
INCOME FROM CONTINUING OPERATIONS	39,273	21,632	7,267	(42,306)	25,866
DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	6,045	7,509	2,141	-	15,695
Gain on disposal of income producing properties	1,615	-	3,757	-	5,372

Income from discontinued operations	7,660	7,509	5,898	-	21,067

NET INCOME	$46,933	$29,141	$13,165	$(42,306)	$46,933

		Guarantors
Condensed Statement of Operations	Equity One, Inc.	Combined Subsidiaries	IRT Partners LP	Non- Guarantors	Eliminating Entries	Consolidated

For the six months ended June 30, 2004

RENTAL REVENUE:
Minimum rents	$17,174	$21,798	$8,443	$14,559	$-	$61,974
Expense recoveries	4,230	5,760	2,025	4,351	-	16,366
Termination fees	131	19	126	85	-	361
Percentage rent	128	316	267	672	-	1,383

Total rental revenue	21,663	27,893	10,861	19,667	-	80,084

EQUITY IN SUBSIDIARIES EARNINGS	34,138	-	-	-	(34,138)	-

COSTS AND EXPENSES:
Property operating expenses	4,796	7,555	3,021	5,767	-	21,139
Rental property depreciation and amortization	3,265	4,719	1,566	2,695	-	12,245
General and administrative expenses	7,160	94	-	1	-	7,255

Total costs and expenses	15,221	12,368	4,587	8,463	-	40,639

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	40,580	15,525	6,274	11,204	(34,138)	39,445

OTHER INCOME AND EXPENSES:

Interest expense	(7,729)	(4,841)	(1,154)	(5,631)	-	(19,355)
Amortization of deferred financing fees	(447)	(63)	1	(88)	-	(597)
Investment income	227	170	-	5	-	402
Other income	9	114	-	-	-	123

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	32,640	10,905	5,121	5,490	(34,138)	20,018
MINORITY INTEREST	-	(379)	-	-	-	(379)
INCOME FROM CONTINUING OPERATIONS	32,640	10,526	5,121	5,490	(34,138)	19,639
DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	6,633	7,992	740	2,242	-	17,607
Gain (loss) on disposal of income producing properties	(499)	18	-	2,033	-	1,552
Minority interest	-	-	(24)	-	-	(24)

Income from discontinued operations	6,134	8,010	716	4,275	-	19,135

NET INCOME	$38,774	$18,536	$5,837	$9,765	$(34,138)	$38,774

Condensed Statement of Cash Flows	Equity One, Inc.	Guarantors Combined Subsidiaries	Non-Guarantors	Consolidated

For the six months ended June 30, 2005
Net cash provided by operating activities	$26,112	$12,729	$28,099	$66,940

INVESTING ACTIVITIES:
Additions to and purchase of properties	-	(5,628)	(12,000)	(17,628)
Purchases of land held for development	-	(9,471)	(15,000)	(24,471)
Additions to construction in progress	-	-	(7,507)	(7,507)
Proceeds from disposal of properties	-	14,460	12,936	27,396
Proceeds from sale of securities	1,952	-	-	1,952
Cash used to purchase securities	(12,388)	-	-	(12,388)
Proceeds from repayment of notes receivable	18	-	-	18
Increase in deferred leasing costs	-	(1,075)	(2,000)	(3,075)
Advances from (to) affiliates	(25,310)	10,912	14,398	-

Net cash provided by (used in) investing activities	(35,728)	9,198	(9,173)	(35,703)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	-	(21,927)	(18,926)	(40,853)
Net borrowings (repayments) under revolving credit facilities	32,387	-	-	32,387
Proceeds from issuance of common stock	15,322	-	-	15,322
Stock issuance costs	(156)	-	-	(156)
Cash dividends paid to stockholders	(43,001)	-	-	(43,001)
Distributions to minority interest	(58)	-	-	(58)

Net cash provided by (used in) financing activities	4,494	(21,927)	(18,926)	(36,359)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,122)	-	-	(5,122)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,122	-	-	5,122

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-

		Guarantors
Condensed Statement of Cash Flows	Equity One, Inc.	Combined Subsidiaries	IRT Partners LP	Non-Guarantors	Consolidated

For the six months ended June 30, 2004
Net cash provided by operating activities	$9,232	$35,880	$8,048	$11,335	$64,495

INVESTING ACTIVITIES:
Additions to and purchase of properties	-	(18,875)	-	(120,000)	(138,875)
Purchases of land held for development	-	-	-	(2,981)	(2,981)
Additions to construction in progress	-	-	-	(15,572)	(15,572)
Proceeds from disposal of properties	-	5,577	59	1,986	7,622
Cash used to purchase securities	(7,212)	-	-	-	(7,212)
Increase in cash held in escrow	(5,814)	-	-	-	(5,814)
Proceeds from repayment of notes receivable	6,094	-	-	-	6,094
Increase in deferred leasing costs	-	(1,388)	-	(2,856)	(4,244)
Advances from (to) affiliates	(104,961)	(19,176)	(7,789)	131,926	-

Net cash (used in) provided by investing activities	(111,893)	(33,862)	(7,730)	(7,497)	(160,982)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	-	(1,966)	(318)	(3,837)	(6,121)
Net repayments under revolving credit facilities	(81,459)	-	-	-	(81,459)
Proceeds from senior debt offering	199,750	-	-	-	199,750
Increase in deferred financing costs	(3,038)	-	-	-	(3,038)
Proceeds from issuance of common stock	23,347	-	-	-	23,347
Stock issuance costs	(158)				(158)
Repayment of notes receivable from issuance of common stock	3,019	-	-	-	3,019
Cash dividends paid to stockholders	(39,355)	-	-	-	(39,355)
Distributions to minority interest	(411)	(52)	-	(1)	(464)
Net cash provided by (used in) financing activities	101,695	(2,018)	(318)	(3,838)	95,521

NET DECREASE IN CASH AND CASH EQUIVALENTS	(966)	-	-	-	(966)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	966	-	-	-	966

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-	$-

15.	Commitments and Contingencies

As of June 30, 2005, the Company has pledged letters of credit totaling $1,338 as additional security for certain financings and other activities.

The Company is subject to litigation in the normal course of business. However, none of the litigation outstanding as of June 30, 2005, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

16.	Subsequent Events

On August 4, 2005, the Company delivered a letter to the board of directors of Cedar Shopping Centers, Inc. (“Cedar”) setting forth it’s proposal to acquire Cedar at a price of $17.00 per share of common stock, in cash, subject to certain conditions set forth in the letter. Cedar is real estate investment trust that owns and operates primarily community supermarket-anchored shopping centers and drug store-anchored convenience centers in Pennsylvania, New Jersey, Massachusetts, Maryland, New York, Connecticut and Ohio of which the Company owns approximately 1,900 shares of common stock and 200 shares of preferred stock. The Company conditioned it’s proposal upon Cedar terminating its equity financing plans announced on August 3, 2005, obtaining all necessary regulatory and third party consents and approvals, including stockholder approval, waiver of ownership restrictions and other anti-takeover provisions in Cedar’s organizational documents and Maryland law and the execution of a mutually acceptable definitive agreement containing customary terms for a public company transaction. In addition, Cedar’s failure to respond to the proposal letter by 9:00 AM on Monday, August 8, 2005, will be deemed by the Company to be a rejection of its proposal.

The proposal letter also stated the Company’s willingness to consider other structures that may appeal to Cedar’s stockholders, including a stock and cash combination transaction, and discussed assisting Cedar in arranging alternative financing so that Cedar would be able to meet immediate capital needs pending completion of a transaction with the Company.

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

Critical Accounting Policies

Our 2004 Annual Report on Form 10-K contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, impairment testing of goodwill, and joint venture accounting. For the three and six month periods ended June 30, 2005, there were no material changes to these policies. The following sets forth an additional critical accounting policy that management believes involves significant judgments and estimates in the preparation of our condensed consolidated financial statements for the three and six month periods ended June 30, 2005.

Securities. We have investments that consist primarily of equity and debt securities. The equity investments are classified as available-for-sale and recorded at fair value based on current market prices. Changes in the fair value of the equity investments are included in accumulated other comprehensive income (loss). The debt securities are recorded at cost and are classified as held-to-maturity, with the related discount/premium amortized over the life of the investment using the effective interest method.

For securities classified as held-to-maturity, we determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security, an other-than-temporary impairment is considered to have occurred. The determination of other than temporary decline in value requires significant estimates and assumptions by management and requires the consideration of expected outcomes that are out of management control. Subsequent changes in estimates, assumptions used or expected outcomes could impact the determination of whether a decline in value is more than temporary and whether the effects could materially impact our financial position or net income. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security will be written down to fair value as a new cost basis and the amount of the write-down will be included in earnings (that is, accounted for as a realized loss).

As of June 30, 2005, the fair value of our debt securities is less than the carrying amount of the investment. The Company holds $14,100 in original principal amount of Winn-Dixie Stores, Inc. (“Winn-Dixie”) 8.875% senior notes due April 2008, at a carrying amount of $11,935 and an unrealized loss of $2,835. The decline in value occurred due to the declaration of bankruptcy by Winn-Dixie in February 2005. Management has considered and evaluated the pertinent facts available to it, including the fact that: (i) Winn-Dixie’s equity has a fair value of approximately $150,000 which we believe is an indicator that the notes are most likely recoverable, (ii) the notes’ decline in value is most likely due impart to the timeliness of the principal and interest payments due, (iii) subsequent to the declaration of bankruptcy the notes’ market price has increased in fair value; and (iv) an analysis by an outside advisor which indicates an enterprise value that would provide sufficient value to repay the outstanding bonds. Management believes that these factors provide reasonable assurance that the Company will recover its cost. Accordingly, as of June 30, 2005, the Company expects to recover the carrying amount of the investment. The Company has not recognized any investment income on the notes for the three and six month periods ended June 30, 2005.

Overview

The execution of our business strategy during 2005 resulted in:

·	An increase in the occupancy rate in our core stabilized shopping center portfolio to 93.7% at June 30, 2005 from 92.5% at June 30, 2004;
·	An increase in the average rental rate on 178 lease renewals aggregating 399,000 square feet by 4.4% to $14.81 per square foot;
·	The execution of 168 new leases totaling 852,000 square feet at an average rental rate of $9.39 per square foot, a 24.9% increase over the $7.52 rate of those leases which expired;
·
Completion during the second quarter of 2005 of the early termination of six leases aggregating 472,000 square feet in exchange for a lump sum payment of $2.5 million. In the aggregate, these leases accounted for approximately $2.2 million of annualized rent and expense recoveries, which loss will partially be offset by approximately $1.5 million of annualized rent from a variety of sub-tenants encompassing approximately 290,000 square feet of the space;

·	The acquisition of one supermarket anchored center and two land development parcels for a total of $36.9 million;
·	The sale of two non-core properties for $28.5 million generating a $5.4 million gain on sale; and
·	The announcement of our intention to consider alternatives for our Texas and Louisiana portfolios, including a possible sale or joint venture.

        On February 22, 2005, Winn-Dixie Stores, Inc., an anchor tenant in 16 of our shopping centers occupying 730,000 square feet of gross leasable area and accounting for approximately $5 million in annualized minimum rent filed for bankruptcy protection. Winn-Dixie announced that two of our 16 Winn-Dixie stores are included on the list of stores which they intend to close or sell in connection with their restructuring activities. The two affected stores provide for approximately $595,000 in annualized minimum rent. If they elect to close more or all of their other stores at our centers and terminate those leases, it would adversely affect our operating results, including funds from operations and cash flows. In addition, we own approximately $14.1 million original principal amount of Winn-Dixie’s 8.875% senior notes.

On August 4, 2005, we delivered a letter to the board of directors of Cedar Shopping Centers, Inc. (“Cedar”) setting forth our proposal to acquire Cedar at a price of $17.00 per share of common stock, in cash, subject to certain conditions set forth in the letter. Cedar is real estate investment trust that owns and operates primarily community supermarket-anchored shopping centers and drug store-anchored convenience centers in Pennsylvania, New Jersey, Massachusetts, Maryland, New York, Connecticut and Ohio of which we own approximately 1.9 million shares of common stock and 200,000 shares of preferred stock. We conditioned our proposal upon Cedar terminating its equity financing plans announced on August 3, 2005, obtaining all necessary regulatory and third party consents and approvals, including stockholder approval, waiver of ownership restrictions and other anti-takeover provisions in Cedar’s organizational documents and Maryland law and the execution of a mutually acceptable definitive agreement containing customary terms for a public company transaction. In addition, Cedar’s failure to respond to the proposal letter by 9:00 AM on Monday, August 8, 2005, will be deemed by us to be a rejection of our proposal.

The proposal letter also stated our willingness to consider other structures that may appeal to Cedar’s stockholders, including a stock and cash combination transaction, and discussed assisting Cedar in arranging alternative financing so that Cedar would be able to meet immediate capital needs pending completion of a transaction with us.

Results of Operations

Our consolidated results of operations are not necessarily comparable from period to period due to the impact of property acquisitions, dispositions, development and redevelopment. A large portion of the change in our statement of operations is related to these changes in our portfolio. The financial results from continuing operations exclude 62 properties that are held for sale as of June 30, 2005. These include a 45-property portfolio comprising our Texas and Louisiana assets, a 15-property portfolio of smaller non-core assets throughout the southeastern United States and two other properties which subsequently have been sold.

The following summarizes items from our unaudited condensed consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in 2005 compared to 2004.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change

Total rental revenue	$47,972	$40,763	17.7%	$94,310	$80,084	17.8%

Property operating expenses	$12,041	$10,788	11.6%	$23,366	$21,139	10.5%

Rental property depreciation and amortization	$7,776	$6,377	21.9%	$15,332	$12,245	25.2%

General and administrative expenses	$4,365	$3,806	14.7%	$8,701	$7,255	19.9%

Interest expense	$11,772	$10,278	14.5%	$22,345	$19,355	15.4%

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

Total rental revenue increased by $7.2 million, or 17.7%, to $48.0 million in 2005 from $40.8 million in 2004. The following factors contributed to this difference:

·
Same property rental revenue increased by approximately $3.5 million primarily due to higher occupancy and leasing rates at the centers, which increased rental revenue by $550,000, termination fees by $1.3 million and higher expense recovery revenue by $1.6 million;

·	Properties acquired during 2005 increased rental revenue by approximately $154,000.

·	Properties acquired during 2004 increased rental revenue by approximately $3.2 million; and

·	The completion of development and redevelopment properties increased rental revenue by approximately $313,000.

Property operating expenses increased by $1.2 million, or 11.6%, to $12.0 million for 2005 from $10.8 million in 2004. The following factors contributed to this difference:

·	Same property operating expenses increased by approximately $936,000 due to an increase in property maintenance and management expenses resulting from higher occupancy;

·	Properties acquired during 2005 increased property operating expenses by approximately $14,000;

·	Properties acquired during 2004 increased operating expenses by approximately $204,000; and

·	The completion of development and redevelopment properties increased property operating expenses by approximately $46,000.

Rental property depreciation and amortization increased by $1.4 million, or 21.9%, to $7.8 million for 2005 from $6.4 million in 2004. The following factors contributed to this difference:

·	Same property depreciation and amortization increased by approximately $457,000 due to depreciation on tenant improvements and leasing commission amortization;

·	Properties acquired during 2005 increased depreciation and amortization by approximately $53,000;

·	Properties acquired during 2004 increased depreciation and amortization by approximately $815,000; and

·	The completion of development and redevelopment properties increased depreciation and amortization by approximately $74,000.

General and administrative expenses increased by $559,000, or 14.7%, to $4.4 million for 2005 from $3.8 million in 2004. Included in this increase were $207,000 of compensation and employment related expenses due to additional staffing related to our growth, $53,000 in higher directors fees from adding two additional members to our board of directors, $40,000 in office expenses related to our new corporate office, $71,000 related to our computer software conversion, and $55,000 of depreciation expense related to additional furniture and fixture purchases.

Interest expense increased by $1.5 million, or 14.5%, to $11.8 million for 2005 from $10.3 million in 2004. The following factors contributed to this difference:

·	An increase of $1.1 million attributable to higher outstanding principal balance on the line of credit;

·	A decrease of $335,000 attributable to the payoff of $26.7 million mortgage notes;

·	An increase of $468,000 in interest expense attributable to an increase in the variable interest rate swap on $100.0 million of our unsecured senior notes; and

·	An increase of $259,000 attributable to the assumption of mortgage debt related to the acquisition of properties during 2004.

Investment income increased by $1.0 million in 2005 as compared to 2004, due to an increase in dividends received from security investments and sales of securities.

We sold one income producing property in the second quarter of 2005 and had 62 properties held for sale as of June 30, 2005. The associated operating results of $8.4 million for these properties are reflected as income from rental properties sold or held for sale. The 2004 discontinued operations reflect a reclassification of operations for properties sold during 2004 and 2005 and properties held for sale at June 30, 2005. We recognized a gain of $3.8 million in the second quarter of 2005 related to the disposal of this property and recognized a loss of $483,000 million in the second quarter of 2004 related to the disposal of another property.

As a result of the foregoing, net income increased by $6.6 million, or 35.7%, to $25.1 million for 2005 from $18.5 million in 2004.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Total rental revenue increased by $14.2 million, or 17.8%, to $94.3 million in 2005 from $80.1 million in 2004. The following factors contributed to this difference:

·
Same property rental revenue increased by approximately $5.4 million primarily due to higher occupancy and leasing rates at the centers, which increased rental revenue by $2.0 million, termination fees by $1.3 million and higher expense recovery revenue by $1.1 million;

·	Properties acquired during 2005 increased rental revenue by approximately $154,000;

·	Properties acquired during 2004 increased rental revenue by approximately $8.0 million; and

·	The completion of development and redevelopment properties increased rental revenue by approximately $719,000.

Property operating expenses increased by $2.2 million, or 10.5%, to $23.3 million for 2005 from $21.1 million in 2004. The following factors contributed to this difference:

·	Same property operating expenses increased by approximately $1.3 million due to an increase in property maintenance and management expenses resulting from higher occupancy;

·	Properties acquired during 2005 increased operating expenses by approximately $14,000;

·	Properties acquired during 2004 increased operating expenses by approximately $725,000; and

·	The completion of development and redevelopment properties increased property operating expenses by approximately $202,000.

Rental property depreciation and amortization increased by approximately $3.1 million, or 25.2%, to $15.3 million for 2005 from $12.2 million in 2004. The following factors contributed to this difference:

·	Same property depreciation and amortization increased by approximately $859,000 due to depreciation on tenant improvements and leasing commission amortization;

·	Properties acquired during 2005 increased depreciation and amortization by approximately $53,000;

·	Properties acquired during 2004 increased depreciation and amortization by approximately $2.0 million; and

·	Completed developments and redevelopments increased depreciation and amortization by approximately $159,000.

Interest expense increased by $3.0 million, or 15.4%, to $22.3 million for 2005 from $19.3 million in 2004. This difference was primarily due to:

·
An increase of $1.4 million attributable to higher principal balance on the line of credit, resulting from the payoff of $26.7 million of mortgage notes, 2004 and 2005 acquisitions and development activities;

·	A decrease of $496,000 attributable to the payoff of $26.7 million of mortgage notes;

·	An increase of $1.2 million in interest expense attributable to an increase in the variable interest rate swap on $100.0 million of our unsecured senior notes;

·	An increase of $750,000 attributable to the assumption of mortgage debt related to the acquisition of properties during 2004; and

·	An increase of $109,000 of interest expense related to a decrease in capitalized interest attributable to development activity.

General and administrative expenses increased by $1.4 million, or 19.9%, to $8.7 million for 2005 from $7.3 million in 2004. Included in this increase were $565,000 of compensation and employment related expenses due to higher salaries and benefits due to additional staffing related to our growth, higher amortization of restricted stock compensation related to the granting of stock that vests over time, $42,000 of director fees from adding two additional members to our board of directors, $58,000 in office expenses related to our new corporate office, $51,000 related to our computer software conversion, $84,000 of depreciation related to the additional furniture and fixture purchases and professional fees of $270,000 due to costs incurred related to compliance with expanded regulatory requirements under the Sarbanes-Oxley Act of 2002.

Investment income increased by $1.5 million for 2005 as compared to 2004, due to an increase in dividends received from security investments and sales of securities.

We sold two income producing properties in the six months period ended June 30, 2005 and had 62 properties held for sale as of June 30, 2005. The associated operating results of $15.7 million for these properties are reflected as income from rental properties sold or held for sale. The 2004 discontinued operations reflect a reclassification of operations for properties sold during 2004 and 2005 and properties held for sale at June 30, 2005. We recognized a gain of $5.4 million in the six month period ended June 30, 2005 related to the disposal of these properties and recognized a gain of $1.6 million in the first quarter of 2004 related to the disposal of other properties.

As a result of the foregoing, net income increased by $8.1 million, or 21.0%, to $46.9 million for 2005 from $38.8 million in 2004.

FUNDS FROM OPERATIONS

We believe Funds from Operations (“FFO”) (combined with the primary GAAP presentations) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry and, in particular, REITs. The National Association of Real Estate Investment Trusts (“NAREIT”) stated in its April 2002 White Paper on Funds from Operations, “Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.”

FFO, as defined by NAREIT, is “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” Its states further that “adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” We believe that financial analysts, investors and stockholders are better served by the clearer presentation of comparable period operating results generated from our FFO measure. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

The following table reflects the reconciliation of FFO to net income for the three and six month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$25,143	$18,535	$46,933	$38,774
Adjustments:
Rental property depreciation and amortization, including discontinued operations	10,938	9,089	21,384	17,521
(Gain)loss on disposal of income producing properties	(3,757)	483	(5,372)	(1,552)
Minority interest	27	174	54	373
Other Items:
Pro-rata share of real estate depreciation from joint ventures	-	66	-	130

Funds from operations	$32,351	$28,347	$62,999	$55,246

FFO increased by $4.0 million, or 14.1%, to $32.3 million for the three months ended June 30, 2005, from $28.3 million for the comparable period of 2004. FFO increased by $7.8 million or 14.0%, to $63.0 million for the six months ended June 30, 2005 from $55.2 million for the comparable period of 2004.

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Earnings per diluted share*	$0.34	$0.26	$0.63	$0.55
Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.14	0.13	0.29	0.25
Gain(loss) on disposal of income producing properties	(0.05)	0.01	(0.07)	(0.02)
Other items:
Pro-rata share of real estate depreciation from joint ventures	-	-	-	-
Funds from operations per diluted share	$0.43	$0.40	$0.85	$0.78

* Earnings per diluted share reflect the add-back of the minority interest(s) which are convertible to shares of our common stock.

CASH FLOWS

Net cash provided by operations of $66.9 million for the six months ended June 30, 2005 included: (i) net income of $46.9 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $14.2 million, and (iii) a net change in operating assets and operating liabilities that increased cash flow by $5.8 million, compared to net cash provided by operations of $64.5 million for the six months ended June 30, 2004, which included (i) net income of $38.8 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $15.8 million, and (iii) a net change in operating liabilities over operating assets that increased cash flow by $9.9 million.

Net cash used in investing activities of $35.7 million for the six months ended June 30, 2005 included: (i) the acquisition of two parcels of land held for future development and one shopping center for $-36.9 million, (ii) construction, development and other capital improvements of $12.7 million, (iii) increased leasing costs of $3.1 million, and (iv) the purchase of securities for $12.4 million, offset by (a) proceeds from the sale of properties of $27.4 million, and (b) proceeds from the sale of securities of $2.0 million. These amounts should be compared to net cash used in investing activities of $161.0 million for the six months ended June 30, 2004 which included: (i) the acquisition of two parcels of land held for future development and eight shopping centers for $136.0 million, (ii) construction, development and other capital improvements of $21.4 million, (iii) increased leasing costs of $4.2 million, (iv) an increase in cash held in escrow of $5.8 million and, (vi) the purchase of securities for $7.2 million, offset by (a) proceeds from the sale of two properties of $7.6 million, and (b) proceeds from payment of notes receivable of $6.1 million.

Net cash used in financing activities of $36.3 million for the six months ended June 30, 2005 included net proceeds from the issuance of common stock of $15.2 million and the net borrowings under revolving credit facilities of $32.4 million offset by (i) the repayment of nine mortgage notes of $35.6 million and monthly principal payments on mortgage notes of $5.3 million, and (ii) cash dividends paid to common stockholders of $43.0 million, compared to net cash provided by financing activities of $95.5 million for the six months ended June 30, 2004 which included: (i) net proceeds from the issuance of senior notes of $199.8 million, (ii) net proceeds from the issuance of common stock of $23.2 million, and (iii) proceeds from repayment of notes receivable of $3.0 million, offset by (a) the payoff of one mortgage note for $1.4 million and monthly principal payments on mortgage notes of $4.7 million, (b) cash dividends paid to common stockholders of $39.4 million, (c) repayments under credit facilities of $81.5 million, (d) an increase in deferred financing costs of $3.0 million related to the issuance of senior notes, and (e) other miscellaneous uses of $605,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal demands for liquidity are maintenance expenditures, repairs, property taxes and tenant improvements relating to rental properties, leasing costs, acquisition and development activities, debt service and repayment obligations and distributions to our stockholders. The principal sources of funding for our operations are operating cash flows, the issuance of equity and debt securities, the placement of mortgage loans and periodic borrowings under our revolving credit facilities.

The following table presents our mortgage notes payable as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(in thousands)
Mortgage Notes Payable
Fixed rate mortgage loans	$454,203	$495,056
Unamortized premium on mortgage notes payable	11,809	12,721
Total	$466,012	$507,777

The weighted average interest rate of the mortgage notes payable at June 30, 2005 was 7.24%, excluding the effects of the premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of the properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $104.5 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. If the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations, financial condition or cash flows.

The following table presents our unsecured senior notes payable as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(in thousands)
Unsecured Senior Notes Payable
7.77% Senior Notes, due 4/1/06	$50,000	$50,000
7.25% Senior Notes, due 8/15/07	75,000	75,000
3.875% Senior Notes, due 4/15/09	200,000	200,000
7.84% Senior Notes, due 1/23/12	25,000	25,000
Fair value of interest rate swap	(2,690)	(2,739)

Unamortized premium on unsecured senior notes payable	7,175	8,882

Total	$354,485	$356,143

We swapped $100.0 million of the $200.0 million senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%. The weighted average interest rate of the unsecured senior notes at June 30, 2005 was 5.08%, excluding the effects of the interest rate swap and premium adjustment.

The indentures under which the notes were issued have several covenants which limit our ability to incur debt, require us to maintain an unencumbered assets ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with any other entity. These notes have also been guaranteed by most of our subsidiaries. The interest rate on the 7.77% senior notes is subject to a 50 basis point increase if we do not maintain an investment grade debt rating.

The following table presents our unsecured revolving credit facilities as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(in thousands)
Unsecured Revolving Credit Facilities
Wells Fargo	$178,500	$147,000
City National Bank	887	-

Total	$179,387	$147,000

We have a $340.0 million unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at our option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of our senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo’s prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by certain of our subsidiaries. Based on our current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings in an amount not to exceed $170.0 million, a $35.0 million swing line facility for short term borrowings, a $20.0 million letter of credit commitment and, at our request, it may be increased up to a total commitment of $400.0 million. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, we can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends. As of June 30, 2005, we had $178.5 million outstanding on this credit facility. The weighted average interest rate as of June 30, 2005 was 3.69%.

We also have a $5.0 million unsecured credit facility with City National Bank of Florida, of which $887,000 was outstanding as of June 30, 2005. The interest rate as of June 30, 2005 was 4.34%. This facility also provides collateral for $1.3 million in outstanding letters of credit.

As of June 30, 2005, the availability under these credit facilities was approximately $143.9 million net of outstanding balances and letters of credit.

As of June 30, 2005, scheduled principal amortization and the balances due at the maturity of our various mortgage and unsecured senior notes payable and revolving credit facilities (excluding the premium adjustment and fair value of the interest rate swap) are as follows (in thousands):

	Secured Debt		Unsecured Debt
Year	Scheduled Amortization	Balloon Payments	Unsecured Senior Notes	Revolving Credit Facilities
2005	$5,206	$-	$-	$887
2006	10,957	19,699	50,000	178,500
2007	11,252	2,864	75,000	-
2008	11,391	40,104	-	-
2009	11,125	24,332	200,000	-
2010	10,224	98,471	-	-
2011	8,490	93,433	-	-
2012	7,324	40,056	25,000	-
2013	7,020	-	-	-
2014	7,110	-	-	-
Thereafter	35,130	10,015	-	-
Total	$125,229	$328,974	$350,000	$179,387

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

Developments and Redevelopments. As of June 30, 2005, we have development and redevelopment projects underway or in the planning stages totaling approximately $86.5 million of asset value and, based on current plans and estimates, requiring approximately $33.7 million of additional capital to complete beyond the $52.8 million already invested. We expect to fund the necessary costs from working capital and availability under our revolving credit facilities. These include:

·	Shops at Skylake in North Miami Beach, Florida, where we are in the process of adding 33,000 square feet of anchor space;

·	Spalding Village in Griffin, Georgia, where we have reconfigured and redeveloped previously vacant anchor and other space and are completing the associated lease-up;

·	The development of three supermarket-anchored shopping centers in Homestead, Florida, McDonough, Georgia and Huntsville, Alabama on parcels of land that we currently own; and

·	The development of a 155 acre mixed use project encompassing a combination of retail, office and residential uses in Pasco County north of Tampa, Florida.

Equity. For the three months ended June 30, 2005, we issued 316,936 shares of our common stock at prices ranging from $20.81 to $22.83 per share and for the six months ended June 30, 2005 we issued 662,790 shares of our common stock at prices ranging from $20.68 to $22.83 per share pursuant to our Divided Reinvestment and Stock Purchase Plan. As of June 30, 2005, we have 6.3 million shares remaining for sale under that plan.

        Future Capital Requirements. We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our expansion and development efforts or to the extent that we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected.

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

Recent Developments. On August 4, 2005, we delivered a letter to the board of directors of Cedar Shopping Centers, Inc. (“Cedar”) setting forth our proposal to acquire Cedar at a price of $17.00 per share of common stock, in cash, subject to certain conditions set forth in the letter. Cedar is real estate investment trust that owns and operates primarily community supermarket-anchored shopping centers and drug store-anchored convenience centers in Pennsylvania, New Jersey, Massachusetts, Maryland, New York, Connecticut and Ohio of which we own approximately 1.9 million shares of common stock and 200,000 shares of preferred stock. We conditioned our proposal upon Cedar terminating its equity financing plans announced on August 3, 2005, obtaining all necessary regulatory and third party consents and approvals, including stockholder approval, waiver of ownership restrictions and other anti-takeover provisions in Cedar’s organizational documents and Maryland law and the execution of a mutually acceptable definitive agreement containing customary terms for a public company transaction. In addition, Cedar’s failure to respond to the proposal letter by 9:00 AM on Monday, August 8, 2005, will be deemed by us to be a rejection of our proposal.

The proposal letter also stated our willingness to consider other structures that may appeal to Cedar’s stockholders, including a stock and cash combination transaction, and discussed assisting Cedar in arranging alternative financing so that Cedar would be able to meet immediate capital needs pending completion of a transaction with us.

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

All statements other than statements of historical facts are forward-looking statements, and can be identified by the use of forward-looking terminology such as “may,”“will,”“might,”“would,”“expect,”“anticipate,”“estimate,”“would,”“could,”“should,”“believe,”“intend,”“project,”“forecast,”“target,”“plan,” or “continue” or the negative of these words or other variations or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on those statements, which speak only as of the date of this report.

Among the factors that could cause actual results to differ materially are:

·	general economic conditions, competition and the supply of and demand for shopping center properties in our markets;

·	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

·	interest rate levels and the availability of financing;

·	potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;

·	risks that tenants will not take or remain in occupancy or pay rent;

·	greater than anticipated construction or operating costs;

·	inflationary and other general economic trends;

·	the effects of hurricanes and other natural disasters; and

·	other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.

Except for ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction. We intend to utilize variable rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and for other operating needs. With respect to our fixed rate mortgage notes and fixed rate senior unsecured notes, changes in interest rates generally do not affect the Company's interest expense as these notes are predominantly at fixed-rates for extended terms. Because we have the intent to hold our existing fixed rate notes either to maturity or until the sale of the associated property, these fixed-rate notes do not pose an interest rate risk to our results of operations or our working capital position, only upon the refinancing of that mortgage. Our possible risk is from increases in long-term interest rates that may occur over a period of several years, as this may decrease the overall value of its real estate.

As of June 30, 2005, we had approximately $279.4 million of outstanding floating rate debt, including $100 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements. We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2005, in relation to our $1.0 billion of outstanding debt, $2.0 billion of total assets and $1.7 billion total equity market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.8 million. If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.8 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $279.4 million (including the $100 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of June 30, 2005.

The fair value of our fixed rate debt is $732.2 million, which includes the mortgage notes and fixed rate portion of senior unsecured notes payable (excluding the unamortized premium). If interest rates increase by 1%, the fair value of our total fixed rate debt would decrease by approximately $57.3 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $3.9 million. This assumes that our total outstanding fixed rate debt remains at $738.8 million, the balance as of June 30, 2005.

Hedging. To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative instruments for speculative purposes. We require that the hedges or derivative financial instruments be effective in managing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting. Hedges that meet these hedging criteria are formally designated as such at the inception of the contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, resulting in some ineffectiveness, the change in the fair value of the derivative instrument will be included in earnings. Additionally, any derivative instrument used for risk management that becomes ineffective is marked-to-market each period and would be charged to operations.

We are exposed to credit risk, in the event of non-performance by the counter-parties to the hedge agreements. We believe that we mitigate our credit risk by entering into these agreements with major financial institutions. Net interest differentials to be paid or received under a swap contract and/or collar agreement are included in interest expense as incurred or earned.

During 2004, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $2.7 million as of June 30, 2005. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

The estimated fair value of our derivative financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value.

Other Market Risks. As of June 30, 2005, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

There have been no changes in our internal controls over financial reporting during the period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 21, 2005. At the meeting, the stockholders voted to elect eleven nominees to the Board of Directors as follows:

	For	Against/Withheld	Broker Non-Vote

Noam Ben-Ozer	63,449,074	645,193	0
James Cassel	63,633,695	460,572	0
Robert L. Cooney	63,859,816	234,451	0
Neil Flanzraich	63,385,129	709,138	0
Patrick L. Flinn	63,871,025	223,242	0
Nathan Hetz	63,884,510	209,757	0
Chaim Katzman	63,702,998	391,269	0
Peter Linneman	63,927,092	167,175	0
Shaiy Pilpel	63,863,655	230,612	0
Dori Segal	63,942,458	151,809	0
Doron Valero	63,937,350	156, 917	0

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits:

4.1	Supplemental Indenture No. 7 dated May 20, 2005 between the Company and SunTrust Bank, as Trustee.

4.2	Supplemental Indenture No. 6 dated May 20, 2005 between the Company and SunTrust Bank, as Trustee.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2005                     EQUITY ONE, INC.

/s/ HOWARD M. SIPZNER

Howard M. Sipzner
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibits	Description

4.1	Supplemental Indenture No. 7 dated May 20, 2005 between the Company and SunTrust Bank, as Trustee.

4.2	Supplemental Indenture No. 6 dated May 20, 2005 between the Company and SunTrust Bank, as Trustee.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.