Form 10-Q
period 2005-09-30
EQUITY ONE INC
filed 2005-11-09
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Applicable only to Corporate Issuers:

As of the close of business on November 5, 2005, 75,142,524 shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

EQUITY ONE, INC.

FORM 10-Q

INDEX

	PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Consolidated Balance Sheets
	As of September 30, 2005 and December 31, 2004 (unaudited)	1

	Condensed Consolidated Statements of Operations
	For the three and nine month periods ended September 30, 2005 and 2004 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income
	For the three and nine month periods ended September 30, 2005 and 2004 (unaudited)	5

	Condensed Consolidated Statement of Stockholders' Equity
	For the nine month period ended September 30, 2005 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows
	For the nine month periods ended September 30, 2005 and 2004 (unaudited)	7

	Notes to the Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	41

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 (UNAUDITED) (In thousands, except per share amounts)
	September 30, 2005	December 31, 2004
ASSETS
PROPERTIES:
Income producing	$1,644,783	$1,915,216
Less: accumulated depreciation	(102,620)	(95,934)
Income producing property, net	1,542,163	1,819,282

Construction in progress and land held for development	57,950	41,759
Properties held for sale, net	287,099	12,646

Properties, net	1,887,212	1,873,687

CASH AND CASH EQUIVALENTS	-	5,122

CASH HELD IN ESCROW	3,308	-

ACCOUNTS AND OTHER RECEIVABLES, NET	13,978	15,699

SECURITIES	27,601	35,756

GOODWILL	12,007	14,020

OTHER ASSETS	59,506	48,008

TOTAL	$2,003,612	$1,992,292

		(Continued	)

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 (UNAUDITED) (In thousands, except per share amounts)

	September 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

NOTES PAYABLE
Mortgage notes payable	$391,801	$400,823
Mortgage notes payable related to properties held for sale	57,745	94,233
Unsecured revolving credit facilities	39,000	147,000
Unsecured senior notes payable	465,532	347,261
	954,078	989,317
Unamortized premium/discount on notes payable	17,093	21,603
Total notes payable	971,171	1,010,920

OTHER LIABILITIES
Accounts payable and accrued expenses	47,830	32,857
Tenant security deposits	9,392	8,559
Other liabilities	4,893	7,171
Total liabilities	1,033,286	1,059,507

MINORITY INTERESTS	1,457	1,397

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value - 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value - 100,000 shares authorized, 75,049 and 73,597 shares issued and outstanding for 2005 and 2004, respectively	750	736
Additional paid-in capital	949,055	920,616
Retained earnings	27,771	17,481
Accumulated other comprehensive income	1,181	4,633
Unamortized restricted stock compensation	(9,823)	(11,928)
Notes receivable from issuance of common stock	(65)	(150)
Total stockholders’ equity	968,869	931,388

TOTAL	$2,003,612	$1,992,292

See accompanying notes to the condensed consolidated financial statements.		(Concluded )

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
RENTAL REVENUE:
Minimum rents	$40,108	$36,147	$119,129	$105,113
Expense recoveries	10,480	10,011	31,354	27,837
Termination fees	818	145	3,863	498
Percentage rent	101	282	1,542	1,794
Total rental revenue	51,507	46,585	155,888	135,242

COSTS AND EXPENSES:
Property operating expenses	13,310	12,413	38,432	35,114
Rental property depreciation and amortization	8,758	7,353	25,875	21,178
General and administrative expenses	4,232	3,719	12,936	10,976
Total costs and expenses	26,300	23,485	77,243	67,268

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST, AND DISCONTINUED OPERATIONS	25,207	23,100	78,645	67,974

OTHER INCOME AND EXPENSES:
Interest expense	(12,952)	(10,705)	(35,580)	(30,425)
Amortization of deferred financing fees	(357)	(371)	(1,076)	(968)
Investment income	5,593	1,210	7,516	1,612
Other income	133	174	324	297

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	17,624	13,408	49,829	38,490

MINORITY INTEREST	(48)	(150)	(144)	(529)

INCOME FROM CONTINUING OPERATIONS	17,576	13,258	49,685	37,961

DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	4,377	5,317	13,829	17,860
Gain on disposal of income producing properties	6,088	12,215	11,460	13,767
Minority interest	-	(89)	-	(113)
Income from discontinued operations	10,465	17,443	25,289	31,514

NET INCOME	$28,041	$30,701	$74,974	$69,475

				(Continued )

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE
Income from continuing operations	$0.24	$0.19	$0.68	$0.55
Income from discontinued operations	0.14	0.24	0.34	0.45

Total basic earnings per share	$0.38	$0.43	$1.02	$1.00

NUMBER OF SHARES USED IN COMPUTING BASIC EARNINGS PER SHARE	74,087	70,626	73,592	69,820

DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.23	$0.19	$0.66	$0.54
Income from discontinued operations	0.14	0.24	0.34	0.44

Total diluted earnings per share	$0.37	$0.43	$1.00	$0.98

NUMBER OF SHARES USED IN COMPUTING DILUTED EARNINGS PER SHARE	75,144	72,327	74,637	71,525

(Concluded)
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

NET INCOME	$28,041	$30,701	$74,974	$69,475

OTHER COMPREHENSIVE INCOME:
Changes in fair value of cash flow hedges	-	3,104	-	(1,744)
Unrealized holding gain on securities available-for-sale	1,025	3,970	2,082	3,970
Reclassification adjustment for gain on the sale of securities included in net income	(5,342)	-	(5,534)	-

COMPREHENSIVE INCOME	$23,724	$37,775	$71,522	$71,701

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED) (In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Unamortized Restricted Stock Compensation	Notes Receivable from Issuance of Common Stock	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2005	$736	$920,616	$17,481	$4,633	$(11,928)	$(150)	$931,388

Issuance of common stock	14	28,603	-	-	2,105	-	30,722

Stock issuance costs	-	(164)	-	-	-	-	(164)

Net income	-	-	74,974	-	-	-	74,974

Dividends paid	-	-	(64,684)	-	-	-	(64,684)

Other comprehensive income	-	-	-	(3,452)	-	-	(3,452)

Repayments of notes receivable from issuance of common stock	-	-	-	-	-	85	85

BALANCE, SEPTEMBER 30, 2005	$750	$949,055	$27,771	$1,181	$(9,823)	$(65)	$968,869

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED) (In thousands, except per share amounts)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$74,974	$69,475
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent adjustment	(3,510)	(2,715)
Amortization of above/(below) market intangibles	(752)	(65)
Provision for losses on accounts receivable	785	561
Amortization of premium/discount on notes payable	(3,895)	(3,693)
Amortization of deferred financing fees	1,076	968
Amortization of deferred financing fees included in discontinued operations	44	112
Rental property depreciation and amortization	25,875	21,178
Rental property depreciation and amortization included in discontinued operations	6,433	5,620
Amortization of restricted stock compensation	4,475	3,978
Equity in loss of joint ventures	-	58
Gain on sale of securities	(5,222)	(593)
Gain on disposal of real estate	(11,460)	(13,767)
Minority interests	144	642
Changes in assets and liabilities:
Accounts and other receivables	951	950
Other assets	(5,014)	(14,969)
Accounts payable and accrued expenses	14,560	15,614
Tenant security deposits	833	618
Other liabilities	(2,278)	(741)
Net cash provided by operating activities	98,019	83,231

INVESTING ACTIVITIES:
Additions to and purchases of properties	(27,674)	(140,741)
Purchases of land held for development	(28,041)	(2,981)
Additions to construction in progress	(14,528)	(16,586)
Proceeds from disposal of properties and joint ventures	44,024	51,701
Proceeds from sale of securities	34,888	5,814
Cash used to purchase securities	(24,963)	(30,653)
Increase in cash held in escrow	(3,308)	(8,734)
Additions to notes receivable	(4,215)	-
Proceeds from repayment of notes receivable	27	6,080
Increase in deferred leasing costs	(4,568)	(5,522)
Net cash used in investing activities	(28,358)	(141,622)
		(Continued )

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED) (In thousands, except per share amounts)

	Nine Months Ended September 30,
	2005	2004
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(45,510)	(23,122)
Net repayments under revolving credit facilities	(108,000)	(98,000)
Proceeds from issuance of unsecured notes	118,606	198,550
Increase in deferred financing costs	(426)	(1,866)
Proceeds from issuance of common stock	25,394	41,116
Stock issuance costs	(164)	(166)
Repayment of notes receivable from issuance of common stock	85	3,019
Cash dividends paid to stockholders	(64,684)	(59,627)
Distributions to minority interests	(84)	(491)
Net cash (used in) provided by financing activities	(74,783)	59,413

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,122)	1,022

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,122	966

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$1,988

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$40,894	$36,083

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock	$3,707	$5,448
Change in unrealized holding gain on securities	$3,452	$3,970
Change in fair value of cash flow hedges		$(1,744)
Note receivable from sale of property		$4,700

The Company assumed various mortgage notes in connection with certain of its rental property acquisitions:
Fair value of rental property and other assets acquired		$92,735
Assumption of mortgage notes payable		(44,758)
Fair value adjustment of mortgage notes payable		(182)
Cash paid for rental properties		$47,795

The Company issued unsecured senior notes:
Face value of notes	$120,000	$200,000
Underwriting costs	(780)	(1,200)
Discount	(614)	(250)
Cash received	$118,606	$198,550

		(Concluded )
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
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

Portfolio

As of September 30, 2005, the Company owned a total of 191 properties encompassing 126 supermarket-anchored shopping centers, seven drug store-anchored shopping centers, 48 other retail-anchored shopping centers, six development parcels and four commercial properties, as well as a non-controlling interest in one unconsolidated joint venture.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related footnotes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005.

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

Total interest expense capitalized to construction in progress and land held for development was $876 and $676 for the three months ended September 30, 2005 and 2004, respectively, and $2,299 and $2,208 for the nine months ended September 30, 2005 and 2004, respectively.

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

The results of operation of any acquired property are included in the Company’s financial statements as of the date of its acquisition.

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

Critical estimates in valuing certain of the intangibles and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company’s portfolio and discount rates used in these calculations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events, and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals that may be obtained in connection with the acquisition or financing of the respective property, fair value studies or other market data. Management also considers information obtained in its pre-acquisition due diligence and marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

In the event that a tenant terminates its lease, the unamortized portion of each related intangible would be expensed.

Intangibles associated with property acquisitions are included in other assets in the Company’s condensed consolidated balance sheet.

The Company acquired the following land development parcels and properties during 2005:

2005 Acquisition Activity
Date Purchased	Property Name	City	State	Square Feet/ Acres	Purchase Price

Feb. 1, 2005	Sunlake Development Parcel	Tampa	FL	155 acres	$ 12,600

Feb. 28, 2005	Winchester Plaza Development Parcel	Huntsville	AL	33 acres	2,326

May 19, 2005	Young Circle Shopping Center	Hollywood	FL	65,834	22,000

Aug. 25, 2005	Hairston Center	Decatur	GA	13,000	2,175

Sept. 27, 2005	Banco Popular Building	N. Miami Beach	FL	32,737	5,200

Sept. 27, 2005	River Green Land Parcel	Canton	GA	11.2 acres	3,600

Total					$ 47,901

5.	Property Held for Sale and Dispositions

As of September 30, 2005, 32 properties were held for sale with a net book value of $281,113, and outstanding mortgage debt of $57,745 and other liabilities of $8,837. The properties comprise an aggregate of approximately 3.0 million square feet of gross leasable area.

The following table reflects the properties that have been sold as of September 30, 2005:

Date Sold	Property	Location	Square Feet/ Acres	Sales Price	Gain On Sale

Jan. 31, 2005	North River Village	North Ellenton, FL	177,128	$ 14,880	$ 1,615

April 6, 2005	Big Curve	Yuma, AZ	126,402	13,640	3,757

July 29, 2005	Waterlick	Lynchburg, VA	98,694	8,485	2,253

Aug. 3, 2005	Park Northern	Phoenix, AZ	126,852	8,155	3,835

Total				$ 45,160	$ 11,460

The summary selected operating results for properties disposed of or designated as held for sale as of September 30, 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental Revenue	$10,516	$13,388	$33,702	$39,546

Expenses
Property operating expenses	3,019	4,367	9,800	11,424
Rental property depreciation and amortization.	2,168	1,923	6,433	5,620
Interest expense	937	1,710	3,590	4,467
Amortization of deferred financing fees	15	38	44	112
Other	-	33	6	63
Income from rental properties sold or held for sale	$4,377	$5,317	$13,829	$17,860

6.	Securities

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

As of September 30, 2005, the fair value of the Company’s debt securities is less than the carrying amount of the investment. The Company holds $14,100 in original principal amount of Winn-Dixie Stores, Inc. (“Winn-Dixie”) 8.875% senior notes due April 2008, at a carrying amount of $11,935 and an unrealized loss of $2,764. The decline in value occurred due to the declaration of bankruptcy by Winn-Dixie in February 2005. Management has considered and evaluated the pertinent facts available to it, including that: (i) Winn-Dixie’s equity, at that date, had a fair value of approximately $95,000 which we believe is an indicator that the notes are most likely recoverable, (ii) the notes’ decline in value is most likely due in part to the timeliness of the principal and interest payments, (iii) subsequent to the declaration of bankruptcy the notes’ market price has increased in fair value; and (iv) an analysis by an outside advisor indicates an enterprise value that would provide sufficient value to repay the outstanding bonds. Management believes that these factors provide reasonable assurance that the Company will recover its cost. Accordingly, as of September 30, 2005, the Company expects to recover the carrying amount of the investment and has not recognized any investment income on the notes for the three and nine month periods ended September 30, 2005.

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

The following is a summary of the Company’s borrowings consisting of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities:

	September 30, 2005	December 31, 2004
Mortgage Notes Payable
Fixed rate mortgage loans	$449,546	$495,056
Unamortized premium on mortgage notes payable	11,401	12,721
Total	$460,947	$507,777

The weighted average interest rate of the mortgage notes payable at September 30, 2005 was 7.2%, excluding the effects of the premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of the Company’s properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $104,088 contain prohibitions on transfers of ownership which may have been violated by the Company’s previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. If the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

	September 30, 2005	December 31, 2004
Unsecured Senior Notes Payable
7.77% Senior Notes, due 4/1/06	$50,000	$50,000
7.25% Senior Notes, due 8/15/07	75,000	75,000
3.875% Senior Notes, due 4/15/09	200,000	200,000
7.84% Senior Notes, due 1/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	120,000	-
Fair value of interest rate swap	(4,468)	(2,739)
Unamortized premium on unsecured senior notes payable	5,692	8,882
Total	$471,224	$356,143

On September 20, 2005, the Company completed a $120,000 offering of senior unsecured notes that mature on October 15, 2015 (the “2015 Notes”). The 2015 Notes bear interest at the rate of 5.375% per annum. Interest is due semi-annually on April 15 and October 15 of each year commencing on April 15, 2006. The 2015 Notes were issued at a discount of $614 that will be amortized to interest expense over the life of the 2015 Notes.

The indentures under which the 2015 Notes and other unsecured senior notes were issued have several covenants which limit the Company’s ability to incur debt, require the Company to maintain an unencumbered asset ratio above a specified level and limit the Company’s ability to consolidate, sell, lease, or convey substantially all of its assets to, or merge with any other entity. These notes have also been guaranteed by most of the Company’s subsidiaries.

The interest rate on the 7.77% senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating.

The Company swapped $100,000 of the $200,000 senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%. The weighted average interest rate of the unsecured senior notes at September 30, 2005 was 5.4%, excluding the effects of the interest rate swap and premium adjustment.

	September 30, 2005	December 31, 2004
Unsecured Revolving Credit Facilities
Wells Fargo	$39,000	$147,000
City National Bank	-	-
Total	$39,000	$147,000

The Company entered into a $340,000 unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at the Company’s option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of the Company’s senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo’s prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company’s subsidiaries. Based on the Company’s current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $170,000, a $35,000 swing line facility for short term borrowings, a $20,000 letter of credit commitment and at the request of the Company, may be increased up to a total commitment of $400,000. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company’s ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. As of September 30, 2005, the Company had $39,000 outstanding on this credit facility. The weighted average interest rate as of September 30, 2005 was 4.15%.

The Company also has a $5,000 unsecured credit facility with City National Bank of Florida. As of September 30, 2005, the Company had no outstanding principal balance under this facility. This facility also provides collateral for $1,283 in outstanding letters of credit.

As of September 30, 2005, the availability under these credit facilities was approximately $125,132, net of outstanding balances and letters of credit.

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

As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley Act of 2002, the Company had loaned $7,112 to various executives in connection with their exercise of options to purchase shares of the Company’s common stock of which $7,047 has been repaid. The remaining note bears interest at the rate of 5% per annum and the principal amount is due in June 2007. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, there have been no material modifications to the terms of the outstanding loan.

11.	Stockholders’ Equity and Earnings Per Share

The following table reflects the change in number of shares of common stock issued for the nine months ended September 30, 2005:

	Common Stock*		Options Exercised	Total

Board of Directors	8	**	26	34
Officers	(96	)**	364	268
Employees and other	42		3	45
Dividend Reinvestment and Stock Purchase Plan	1,105		-	1,105

Total	1,059		393	1,452

* Includes shares of “restricted stock” which are subject to forfeiture and vest over periods from one to four years.
** Includes shares surrendered on the exercise of options.

The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Denominator for basic earnings per share - weighted average shares	74,087	70,626	73,592	69,820
Walden Woods Village, Ltd	94	94	94	94
Unvested restricted stock	566	600	591	572
Convertible partnership units	-	623	-	697
Stock options (using treasury method)	397	384	360	342

Subtotal	1,057	1,701	1,045	1,705

Denominator for diluted earnings per share - weighted average shares	75,144	72,327	74,637	71,525

12.	New Accounting Pronouncements and Changes

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123 (R) is similar to the approach described in SFAS 123. However, SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after December 15, 2005, irrespective of the entity’s fiscal year. Early adoption is permitted. SFAS 123 (R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. Under the modified-prospective transition method, companies are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested, as of the date SFAS 123 (R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for financial statement recognition or pro forma disclosure purposes). Prior periods are not restated. For periods prior to adoption, the financial statements are unchanged (and the pro forma disclosures previously required by SFAS 123 continue to be required under the new standard to the extent those amounts differ from those in the income statement). For periods subsequent to adoption, the impact of this transition method generally is the same as if the modified-retrospective method were applied. Accordingly, pro forma disclosure will not be necessary for periods after the adoption of the new standard. Under the modified-retrospective transition method, companies are allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method. Companies are permitted to apply the modified-retrospective transition alternative either (a) to all periods presented or (b) to the start of the fiscal year in which SFAS 123 (R) is adopted. The Company intends to adopt SFAS 123(R) effective January 1, 2006. Had the Company adopted SFAS 123(R) on January 1, 2004, the diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 would have been as reflected in footnote 13.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004
Net Income	As reported	$28,041	$30,701	$74,974	$69,475

	Stock-based employee compensation expense included in reported net income	1,440	1,368	4,244	3,800

	Total fair value stock-based employee compensation expense for all awards	(1,649)	(1,558)	(4,857)	(4,374)

	Pro forma	$27,832	$30,511	$74,361	$68,901

Basic earnings per share	As reported	$0.38	$0.43	$1.02	$1.00

	Pro forma	$0.38	$0.43	$1.01	$0.99

Diluted earnings per share	As reported	$0.37	$0.43	$1.00	$0.98

	Pro forma	$0.37	$0.42	$1.00	$0.97

14.	Condensed Consolidating Financial Information

Most of the Company’s subsidiaries have guaranteed the Company’s indebtedness under the unsecured senior notes and revolving credit facility. The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated
As of September 30, 2005

ASSETS
Properties, net	$356,547	$1,073,851	$456,814	$-	$1,887,212
Investment in affiliates	628,317	-	-	(628,317)	-
Other assets	69,116	27,492	19,792	-	116,400
Total	$1,053,980	$1,101,343	$476,606	$(628,317)	$2,003,612

LIABILITIES
Mortgage notes payable	$49,126	$140,174	$260,246	$-	$449,546
Unsecured revolving credit facilities	39,000	-	-	-	39,000
Unsecured senior notes payable	465,532	-	-	-	465,532
Unamortized premium on notes payable	5,904	2,951	8,238	-	17,093
Other liabilities	25,232	24,871	12,012	-	62,115
Total liabilities	584,794	167,996	280,496	-	1,033,286

MINORITY INTERESTS	-	-		1,457	1,457

STOCKHOLDERS’ EQUITY	469,186	933,347	196,110	(629,774)	968,869
Total	$1,053,980	$1,101,343	$476,606	$(628,317)	$2,003,612

Condensed Balance Sheet	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated
As of December 31, 2004

ASSETS
Properties, net	$490,627	$789,082	$593,978	$-	$1,873,687
Investment in affiliates	435,752	-	-	(435,752)	-
Other assets	73,945	23,955	20,705	-	118,605
Total	$1,000,324	$813,037	$614,683	$(435,752)	$1,992,292

LIABILITIES
Mortgage notes payable	$71,591	$187,681	$235,784	$-	$495,056
Unsecured revolving credit facilities	147,000	-	-	-	147,000
Unsecured senior notes payable	347,261	-	-	-	347,261
Unamortized premium on notes payable	9,546	9,408	2,649	-	21,603
Other liabilities	20,526	18,027	10,034	-	48,587
Total liabilities	595,924	215,116	248,467	-	1,059,507

MINORITY INTERESTS	-	-	-	1,397	1,397

STOCKHOLDERS’ EQUITY	404,400	597,921	366,216	(437,149)	931,388
Total	$1,000,324	$813,037	$614,683	$(435,752)	$1,992,292

Condensed Statement of Operations	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated
For the three months ended September 30, 2005

RENTAL REVENUE:
Minimum rents	$8,728	$22,091	$9,289	$-	$40,108
Expense recoveries	2,387	5,670	2,423	-	10,480
Termination fees	198	324	296	-	818
Percentage rent	25	76	-	-	101
Total rental revenue	11,338	28,161	12,008	-	51,507

EQUITY IN SUBSIDIARIES EARNINGS	24,772	-	-	(24,772)	-

COSTS AND EXPENSES:
Property operating expenses	2,848	7,795	2,667	-	13,310
Rental property depreciation and amortization	1,756	5,029	1,973	-	8,758
General and administrative expenses	4,120	47	65	-	4,232
Total costs and expenses	8,724	12,871	4,705	-	26,300

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	27,386	15,290	7,303	(24,772)	25,207

OTHER INCOME AND EXPENSES:
Interest expense	(6,844)	(2,325)	(3,783)	-	(12,952)
Amortization of deferred financing fees	(305)	(24)	(28)	-	(357)
Investment income	5,527	40	26	-	5,593
Other income	50	83	-	-	133

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	25,814	13,064	3,518	(24,772)	17,624
MINORITY INTEREST	-	(21)	(27)	-	(48)
INCOME FROM CONTINUING OPERATIONS	25,814	13,043	3,491	(24,772)	17,576
DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	(25)	3,236	1,166	-	4,377
Gain on disposal of income producing properties	2,252	3,836	-	-	6,088
Income from discontinued operations	2,227	7,072	1,166	-	10,465

NET INCOME	$28,041	$20,115	$4,657	$(24,772)	$28,041

Condensed Statement of Operations	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated
For the three months ended September 30, 2004

RENTAL REVENUE:
Minimum rents	$11,705	$16,416	$8,026	$-	$36,147
Expense recoveries	2,846	4,627	2,538	-	10,011
Termination fees	26	73	46	-	145
Percentage rent	68	146	68	-	282
Total rental revenue	14,645	21,262	10,678	-	46,585

EQUITY IN SUBSIDIARIES EARNINGS	27,850	-	-	(27,850)	-

COSTS AND EXPENSES:
Property operating expenses	3,617	5,682	3,114	-	12,413
Rental property depreciation and amortization	2,397	3,464	1,492	-	7,353
General and administrative expenses	3,732	(13)	-	-	3,719
Total costs and expenses	9,746	9,133	4,606	-	23,485

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	32,749	12,129	6,072	(27,850)	23,100

OTHER INCOME AND EXPENSES:
Interest expense	(4,813)	(2,976)	(2,916)	-	(10,705)
Amortization of deferred financing fees	(295)	(32)	(44)	-	(371)
Investment income	1,152	52	6	-	1,210
Other income	150	24	-	-	174
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	28,943	9,197	3,118	(27,850)	13,408
MINORITY INTEREST	-	(134)	(16)	-	(150)
INCOME FROM CONTINUING OPERATIONS	28,943	9,063	3,102	(27,850)	(13,258)
DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	628	3,448	1,241	-	5,317
Gain on disposal of income producing properties	1,130	4,888	6,197	-	12,215
Minority interest	-	(89)	-	-	(89)
Total income from discontinued operations	1,758	8,247	7,438	-	17,443

NET INCOME	$30,701	$17,310	$10,540	$(27,850)	$30,701

Condensed Statement of Operations	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated
For the nine months ended September 30, 2005

RENTAL REVENUE:
Minimum rents	$26,224	$65,530	$27,375	$-	$119,129
Expense recoveries	7,173	16,660	7,521	-	31,354
Termination fees	2,584	912	367	-	3,863
Percentage rent	170	856	516	-	1,542
Total rental revenue	36,151	83,958	35,779	-	155,888

EQUITY IN SUBSIDIARIES EARNINGS	70,899	-	-	(70,899)	-

COSTS AND EXPENSES:
Property operating expenses	8,069	22,840	7,523	-	38,432
Rental property depreciation and amortization	5,142	14,796	5,937	-	25,875
General and administrative expenses	12,524	195	217	-	12,936
Total costs and expenses	25,735	37,831	13,677	-	77,243

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	81,315	46,127	22,102	(70,899)	78,645

OTHER INCOME AND EXPENSES:
Interest expense	(16,948)	(7,209)	(11,423)	-	(35,580)
Amortization of deferred financing fees	(884)	(77)	(115)	-	(1,076)
Investment income	7,153	241	122	-	7,516
Other income	50	274	-	-	324

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	70,686	39,356	10,686	(70,899)	49,829
MINORITY INTEREST	-	(63)	(81)	-	(144)
INCOME FROM CONTINUING OPERATIONS	70,686	39,293	10,605	(70,899)	49,685
DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	422	9,877	3,530	-	13,829
Gain on disposal of income producing properties	3,866	3,837	3,757	-	11,460
Minority interest	-	-	-	-	-
Income from discontinued operations	4,288	13,714	7,287	-	25,289

NET INCOME	$74,974	$53,007	$17,892	$(70,899)	$74,974

Condensed Statement of Operations	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated
For the nine months ended September 30, 2004

RENTAL REVENUE:
Minimum rents	$35,138	$47,388	$22,587	$-	$105,113
Expense recoveries	8,408	12,540	6,889	-	27,837
Termination fees	176	193	129	-	498
Percentage rent	325	729	740	-	1,794
Total rental revenue	44,047	60,850	30,345	-	135,242

EQUITY IN SUBSIDIARIES EARNINGS	62,619	-	-	(62,619)	-

COSTS AND EXPENSES:
Property operating expenses	10,116	16,116	8,882	-	35,114
Rental property depreciation and amortization	7,045	9,945	4,188	-	21,178
General and administrative expenses	10,901	75	-	-	10,976
Total costs and expenses	28,062	26,136	13,070	-	67,268

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	78,604	34,714	17,275	(62,619)	67,974

OTHER INCOME AND EXPENSES:
Interest expense	(12,907)	(8,970)	(8,548)	-	(30,425)
Amortization of deferred financing fees	(741)	(95)	(132)	-	(968)
Investment income	1,378	220	14	-	1,612
Other income	158	139	-	-	297

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	66,492	26,008	8,609	(62,619)	38,490
MINORITY INTEREST	-	(483)	(46)	-	(529)
INCOME FROM CONTINUING OPERATIONS	66,492	25,525	8,563	(62,619)	37,961
DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	2,983	11,397	3,480	-	17,860
Gain on disposal of income producing properties	-	5,537	8,230	-	13,767
Minority interest	-	(113)	-	-	(113)
Income from discontinued operations	2,983	16,821	11,710	-	31,514

NET INCOME	$69,475	$42,346	$20,273	$(62,619)	$69,475

Condensed Statement of Cash Flows	Equity One, Inc.	Guarantors Combined Subsidiaries	Non-Guarantors	Consolidated
For the nine months ended September 30, 2005
Net cash provided by operating activities	$4,314	$70,834	$22,871	$98,019

INVESTING ACTIVITIES:
Additions to and purchase of properties	-	(15,674)	(12,000)	(27,674)
Purchases of land held for development	-	(13,041)	(15,000)	(28,041)
Additions to construction in progress	-	(7,021)	(7,507)	(14,528)
Proceeds from disposal of properties	15,482	12,682	15,860	44,024
Proceeds from sale of securities	34,888	-	-	34,888
Cash used to purchase securities	(24,963)	-	-	(24,963)
Increase in cash held in escrow	(3,308)	-	-	(3,308)
Additions to notes receivable	(4,215)	-	-	(4,215)
Proceeds from repayment of notes receivable	27	-	-	27
Increase in deferred leasing costs	(2,751)	(655)	(1,162)	(4,568)
Advances from (to) affiliates	5,799	(26,291)	20,492	-
Net cash used in investing activities	20,959	(50,000)	683	(28,358)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,124)	(20,832)	(23,554)	(45,510)
Net repayments under revolving credit facilities	(108,000)	-	-	(108,000)
Proceeds from issuance of unsecured notes	118,606	-	-	118,606
Increase in deferred financing costs	(426)	-	-	(426)
Proceeds from issuance of common stock	25,394	-	-	25,394
Stock issuance costs	(164)	-	-	(164)
Repayment of notes receivable from issuance of common stock	85	-	-	85
Cash dividends paid to stockholders	(64,684)	-	-	(64,684)
Distributions to minority interest	(82)	(2)	-	(84)
Net cash used in financing activities	(30,395)	(20,834)	(23,554)	(74,783)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,122)	-	-	(5,122)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,122	-	-	5,122

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-

Condensed Statement of Cash Flows	Equity One, Inc.	Guarantors Combined Subsidiaries	Non-Guarantors	Consolidated
For the nine months ended September 30, 2004
Net cash provided by operating activities	$(2,155)	$63,251	$22,135	$83,231

INVESTING ACTIVITIES:
Additions to and purchase of properties	(1,866)	(18,875)	(120,000)	(140,741)
Purchases of land held for development	-	-	(2,981)	(2,981)
Additions to construction in progress	-	(1,014)	(15,572)	(16,586)
Proceeds from disposal of properties and joint ventures	-	49,715	1,986	51,701
Proceeds from sale of securities	5,814	-	-	5,814
Cash used to purchase securities	(30,653)	-	-	(30,653)
Increase in cash held in escrow	(8,734)	-	-	(8,734)
Proceeds from repayment of notes receivable	6,080	-	-	6,080
Increase in deferred leasing costs	(852)	(1,709)	(2,961)	(5,522)
Advances from (to) affiliates	(47,602)	(81,150)	128,752	-
Net cash used in investing activities	(77,813)	(53,033)	(10,776)	(141,622)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,957)	(9,806)	(11,359)	(23,122)
Net repayments under revolving credit facilities	(98,000)	-	-	(98,000)
Proceeds from issuance of unsecured notes	198,550	-	-	198,550
Increase in deferred financing costs	(1,866)	-	-	(1,866)
Proceeds from issuance of common stock	41,116	-	-	41,116
Stock issuance costs	(166)	-	-	(166)
Repayment of notes receivable from issuance of common stock	3,019	-	-	3,019
Cash dividends paid to stockholders	(59,627)	-	-	(59,627)
Distributions to minority interest	(79)	(412)	-	(491)
Net cash provided by (used in) financing activities	80,990	(10,218)	(11,359)	59,413

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,022	-	-	1,022

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	966	-	-	966

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,988	$-	$-	$1,988

15.	Commitments and Contingencies

As of September 30, 2005, the Company has pledged letters of credit totaling $1,338 as additional security for certain financings and other activities.

The Company is subject to litigation in the normal course of business. However, none of the litigation outstanding as of September 30, 2005, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

16.	Subsequent Events

On October 11, 2005, the Company announced that it sent a letter in accordance with Dutch securities laws to the management board and supervisory board of DIM Vastgoed N.V., a company organized under the laws of the Netherlands (“DIM Vastgoed”), explaining that it intended to make an offer for all issued and outstanding ordinary shares of DIM Vastgoed at a price per share of $20.50 in cash, with no dividends payable to tendering shareholders. Following the delivery of this letter, on October 13, 2005, the Company, through its wholly-owned subsidiary Southeast U.S. Holdings Inc., commenced its offer as described in that letter.

DIM Vastgoed is a closed-end investment company that has been listed on Euronext Amsterdam since October 5, 1999. It owns a portfolio of 17 shopping center properties located in the southeastern United States. As of September 30, 2005, it had outstanding 6,894 ordinary shares and had total indebtedness of approximately $222,800. As of the commencement of the offer and following the issuance by DIM Vastgoed of another 481 ordinary shares in October 2005, the Company directly or indirectly owned 629 ordinary shares, representing approximately 8.53% of the issued and outstanding share capital of DIM Vastgoed.

The period for accepting the offer commenced on October 14, 2005 and will end at 3:00 CET time on November 14, 2005, unless extended by the Company. The offer is subject to certain conditions, including that 70%, as revised, of the shareholders of DIM Vastgoed tender their shares. The Company has reserved the right to waive any and all of the conditions.

In addition, on October 31, 2005, the Company announced that it had commenced an offer, through its subsidiary Southeast U.S. Holdings Inc., for all depositary receipts issued by DIM East B.V.s, DIM West B.V.s and DIM North B.V.s. These depositary receipts represent indirect investments in DIM Vastgoed shares and provide the holders of the depositary receipts with a tax advantaged structure through which they can invest in DIM Vastgoed. The Company is offering to purchase the depositary receipts for $20.50 in cash, with no dividends payable to tendering holders, multiplied by the number of ordinary DIM Vastgoed shares underlying such depositary receipts. The depository receipt offer runs contemporaneously with the Company’s public offer for all shares of DIM Vastgoed and ends on November 9, 2005, unless extended by the Company. Each holder of depositary receipts may choose to either (i) tender his depositary receipts against payment of the offer price on or about November 23, 2005, or (ii) tender his depositary receipts on or before September 1, 2007 against payment of the offer price in September 2007 (thereby continuing to benefit from the tax participation structures until then).

The Company has completed a preliminary assessment of property damage from Hurricane Wilma, which made landfall on the southwest coast of Florida on October 24, 2005 and then moved rapidly across southern Florida affecting Miami-Dade, Broward and Palm Beach Counties. Overall, 34 of the properties in Florida were affected by this storm, though, in most cases, the damage is minimal and limited to landscaping, signage and minor roof damage. All of the properties are either open or ready to open pending restoration of power. The preliminary estimate is that the total out-of-pocket costs, net of insurance recoveries, will be approximately $1,800.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein, the Company’s audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2004 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended by the Form 8-K/A filed on September 14, 2005. The results of operations for an interim period may not give a true indication of results for the entire year.

Unless the context otherwise requires, all references to “we”, “our”, “us”, “Equity One”, and the “Company” in this report refer collectively to Equity One, Inc. and its subsidiaries, including joint ventures.

Critical Accounting Policies

Our 2004 Annual Report on Form 10-K, as amended by the Form 8-K/A filed on September 14, 2005, contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, impairment testing of goodwill, and joint venture accounting. For the three and nine month periods ended September 30, 2005, there were no material changes to these policies. The following sets forth an additional critical accounting policy that management believes involves significant judgments and estimates in the preparation of our condensed consolidated financial statements for the three and nine month periods ended September 30, 2005.

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

As of September 30, 2005, the fair value of our debt securities is less than the carrying amount of the investment. The Company holds $14.1 million in original principal amount of Winn-Dixie Stores, Inc. (“Winn-Dixie”) 8.875% senior notes due April 2008, at a carrying amount of $11.9 million and an unrealized loss of $2.8 million. The decline in value occurred due to the declaration of bankruptcy by Winn-Dixie in February 2005. Management has considered and evaluated the pertinent facts available to it, including that: (i) Winn-Dixie’s equity, at that date, had a fair value of approximately $95.0 million which we believe is an indicator that the notes are most likely recoverable, (ii) the notes’ decline in value is most likely due impart to the timeliness of the principal and interest payments, (iii) subsequent to the declaration of bankruptcy, the notes’ market price has increased in fair value; and (iv) an analysis by an outside advisor indicates an enterprise value that would provide sufficient value to repay the outstanding bonds. Management believes that these factors provide reasonable assurance that the Company will recover its cost. Accordingly, as of September 30, 2005, the Company expects to recover the carrying amount of the investment. The Company has not recognized any investment income on the notes for the three and nine month periods ended September 30, 2005.

Overview

The execution of our business strategy during 2005 includes:

•	An occupancy rate in our core stabilized shopping center portfolio of 93.7% at September 30, 2005 versus 93.8% at September 30, 2004;
•	An increase in the average rental rate on 265 lease renewals aggregating 565,201 square feet by 4.3% to $15.22 per square foot;
•	The execution of 262 new leases totaling 1,229,882 square feet at an average rental rate of $9.68 per square foot, a 18.0% increase over the $8.20 rate of those leases which expired;
•	The completion of $17.9 million of development projects, including a supermarket anchored center, resulting in incremental, annualized net operating income of $2.0 million;
•	The issuance of $120.0 million of 5.375% senior unsecured notes maturing in October 2015;
•	The acquisition of one supermarket anchored center, three land development parcels, one shopping center and an office building for a total of $47.9 million;
•	The sale of four non-core properties for $45.2 million generating $11.5 million of gains on sale; and
•	The continuation of our intention to consider alternatives for our Texas portfolio, including a possible sale or joint venture.

On February 22, 2005, Winn-Dixie Stores, Inc., an anchor tenant in 16 of our shopping centers occupying 730,000 square feet of gross leasable area and accounting for approximately $5 million in annualized minimum rent filed for bankruptcy protection. Winn-Dixie has closed two of our 16 Winn-Dixie stores in connection with their restructuring activities. The two affected stores provide for approximately $595,000 in annualized minimum rent. If they elect to close more or all of their other stores at our centers and terminate those leases, it would adversely affect our operating results, including funds from operations and cash flows. In addition, we own approximately $14.1 million original principal amount of Winn-Dixie’s 8.875% senior notes.

On October 11, 2005, the Company announced that it sent a letter in accordance with Dutch securities laws to the management board and supervisory board of DIM Vastgoed N.V., a company organized under the laws of the Netherlands (“DIM Vastgoed”), explaining that it intended to make an offer for all issued and outstanding ordinary shares of DIM Vastgoed at a price per share of $20.50 in cash, with no dividends payable to tendering shareholders. Following the delivery of this letter, on October 13, 2005, the Company, through its wholly-owned subsidiary Southeast U.S. Holdings Inc., commenced its offer as described in that letter.

DIM Vastgoed is a closed-end investment company that has been listed on Euronext Amsterdam since October 5, 1999. It owns a portfolio of 17 shopping center properties located in the southeastern United States. As of September 30, 2005, it had outstanding 6.9 million ordinary shares and had total indebtedness of approximately $222.8 million. As of the commencement of the offer and following the issuance by DIM Vastgoed of another 481,000 ordinary shares in October 2005, the Company directly or indirectly owned 629,000 ordinary shares, representing approximately 8.53% of the issued and outstanding share capital of DIM Vastgoed.

The period for accepting the offer commenced on October 14, 2005 and will end at 3:00 CET time on November 14, 2005, unless extended by the Company. The offer is subject to certain conditions, including that 70%, as revised, of the shareholders of DIM Vastgoed tender their shares. The Company has reserved the right to waive any and all of the conditions.

In addition, on October 31, 2005, the Company announced that it had commenced an offer, through its subsidiary Southeast U.S. Holdings Inc., for all depositary receipts issued by DIM East B.V.s, DIM West B.V.s and DIM North B.V.s. These depositary receipts represent indirect investments in DIM Vastgoed shares and provide the holders of the depositary receipts with a tax advantaged structure through which they can invest in DIM Vastgoed. The Company is offering to purchase the depositary receipts for $20.50 in cash, with no dividends payable to tendering holders, multiplied by the number of ordinary DIM Vastgoed shares underlying such depositary receipts. The depository receipt offer runs contemporaneously with the Company’s public offer for all shares of DIM Vastgoed and ends on November 9, 2005, unless extended by the Company. Each holder of depositary receipts may choose to either (i) tender his depositary receipts against payment of the offer price on or about November 23, 2005, or (ii) tender his depositary receipts on or before September 1, 2007 against payment of the offer price in September 2007 (thereby continuing to benefit from the tax participation structures until then).

Results of Operations

Our consolidated results of operations are not necessarily comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments. A large portion of the change in our statement of operations is related to these changes in our portfolio. The financial results from continuing operations exclude 32 properties that are held for sale as of September 30, 2005 representing our Texas properties, as well as, other properties which were sold during 2005 and prior to that time.

The following summarizes items from our unaudited condensed consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in 2005 compared to 2004.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change

Total rental revenue	$51,507	$46,585	10.6%	$155,888	$135,242	15.3%

Property operating expenses	$13,310	$12,413	7.2%	$38,432	$35,114	9.4%

Rental property depreciation and amortization	$8,758	$7,353	19.1%	$25,875	$21,178	22.2%

General and administrative expenses	$4,232	$3,719	13.8%	$12,936	$10,976	17.9%

Interest expense	$12,952	$10,705	21.0%	$35,580	$30,425	16.9%

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

Total rental revenue increased by $4.9 million, or 10.6%, to $51.5 million in 2005 from $46.6 million in 2004. The following factors contributed to this difference:

•
Same property rental revenue increased by approximately $1.2 million primarily due to higher occupancy and leasing rates at the centers, which increased rental revenue by $764,000, termination fees of $526,000 and higher expense recovery revenue of $143,000;

•	Properties acquired during 2005 increased rental revenue by approximately $423,000;

•	Properties acquired during 2004 increased rental revenue by approximately $2.9 million; and

•	The completion of development and redevelopment properties increased rental revenue by approximately $468,000.

Property operating expenses increased by $900,000, or 7.2%, to $13.3 million for 2005 from $12.4 million in 2004. The following factors contributed to this difference:

•	Same property operating expenses increased by approximately $411,000 due to an increase in property maintenance and management expenses;

•	Properties acquired during 2005 increased property operating expenses by approximately $139,000;

•	Properties acquired during 2004 increased operating expenses by approximately $187,000; and

•	The completion of development and redevelopment properties increased property operating expenses by approximately $160,000.

Rental property depreciation and amortization increased by $1.4 million, or 19.1%, to $8.8 million for 2005 from $7.4 million in 2004. The following factors contributed to this difference:

•	Same property depreciation and amortization increased by approximately $493,000 due to depreciation on tenant improvements and leasing commission amortization;

•	Properties acquired during 2005 increased depreciation and amortization by approximately $82,000;

•	Properties acquired during 2004 increased depreciation and amortization by approximately $740,000; and

•	The completion of development and redevelopment properties increased depreciation and amortization by approximately $113,000.

General and administrative expenses increased by $500,000, or 13.8%, to $4.2 million for 2005 from $3.7 million in 2004. Included in this increase were $238,000 of compensation and employment related expenses due to additional staffing related to our growth, $46,000 related to computer software and license expenses and $70,000 of depreciation expense related to additional furniture and fixture purchases.

Interest expense increased by $2.3 million, or 21.0%, to $13.0 million for 2005 from $10.7 million in 2004. The following factors contributed to this difference:

•
An increase of $1.8 million attributable to higher outstanding principal balances on our line of credit, resulting from the payoff of $26.7 million of mortgage notes, 2004 and 2005 acquisitions and development activities;

•	An increase of $334,000 attributable to the assumption of mortgage debt related to the acquisition of properties during 2004;

•	A decrease of $471,000 primarily related to the payoff of several mortgage notes;

•	An increase of $884,000 in interest expense attributable to an increase in the variable interest rate swap on $100.0 million of our unsecured senior notes; and

•	A decrease of $200,000 of interest expense attributable to an increase in capitalized interest relating to various development and redevelopment projects.

Investment income increased by $4.4 million in 2005 as compared to 2004, primarily due to the sale of securities of Cedar Shopping Centers Inc.

We sold two income producing properties in the third quarter of 2005 and had 32 properties held for sale as of September 30, 2005. The associated operating results of $4.4 million for these properties are reflected as income from rental properties sold or held for sale. The 2004 discontinued operations reflect a reclassification of operations for properties sold during 2004 and 2005 and properties held for sale at September 30, 2005. We recognized a gain of $6.1 million in the third quarter of 2005 related to the disposal of these two properties and a gain of $12.2 million related to nine properties that were sold during the third quarter of 2004.

As a result of the foregoing, net income decreased by $2.7 million, or 8.7%, to $28.0 million for 2005 from $30.7 million in 2004.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

Total rental revenue increased by $20.7 million, or 15.3%, to $155.9 million in 2005 from $135.2 million in 2004. The following factors contributed to this difference:

•
Same property rental revenue increased by approximately $8.0 million primarily due to higher occupancy and leasing rates at the centers, which increased rental revenue by $2.7 million, termination fees of $3.0 million and higher expense;

•	Properties acquired during 2005 increased rental revenue by approximately $574,000;

•	Properties acquired during 2004 increased rental revenue by approximately $10.6 million; and

•	The completion of development and redevelopment properties increased rental revenue by approximately $1.5 million.

Property operating expenses increased by $3.3 million, or 9.4%, to $38.4 million for 2005 from $35.1 million in 2004. The following factors contributed to this difference:

•	Same property operating expenses increased by approximately $2.0 million due to an increase in property maintenance and management expenses resulting from higher occupancy;

•	Properties acquired during 2005 increased operating expenses by approximately $153,000;

•	Properties acquired during 2004 increased operating expenses by approximately $912,000; and

•	The completion of development and redevelopment properties increased property operating expenses by approximately $216,000.

Rental property depreciation and amortization increased by approximately $4.7 million, or 22.2%, to $25.9 million for 2005 from $21.2 million in 2004. The following factors contributed to this difference:

•	Same property depreciation and amortization increased by approximately $471,000 due to depreciation on tenant improvements and leasing commission amortization;

•	Properties acquired during 2005 increased depreciation and amortization by approximately $135,000;

•	Properties acquired during 2004 increased depreciation and amortization by approximately $3.7 million; and

•	Completed developments and redevelopments increased depreciation and amortization by approximately $349,000.

Interest expense increased by $5.2 million, or 16.9%, to $35.6 million for 2005 from $30.4 million in 2004. This difference was primarily due to:

•
An increase of $3.0 million attributable to a higher outstanding principal balances on our line of credit, resulting from the payoff of $26.7 million of mortgage notes, 2004 and 2005 acquisitions and development activities;

•	An increase of $2.2 million in interest expense attributable to an increase in the variable interest rate swap on $100.0 million of our unsecured senior notes;

•	An increase of $1.2 million attributable to the assumption of mortgage debt related to the acquisition of properties during 2004;

•	A decrease of $1.1 million primarily related to the payoff of various mortgage notes;

•	An increase of $91,000 of interest expense related to a decrease in capitalized interest attributable to development activity.

General and administrative expenses increased by $2.0 million, or 17.9%, to $12.9 million for 2005 from $10.9 million in 2004. Compensation and employer related expenses increased by $803,000, including $274,000 of deferred compensation expense associated with the issuance of restricted stock that vests over time and $529,000 of compensation and related expenses due to additional staffing related to our growth, $69,000 of additional director fees due to our addition of two new members to our board of directors, $227,000 in office expenses related to our new corporate office, $97,000 related to our computer software conversion, $160,000 of depreciation related to the additional furniture and fixture purchases and professional fees of $249,000 due to costs incurred related to compliance with expanded regulatory requirements under the Sarbanes-Oxley Act of 2002 and a write-off of $114,000 of pre-acquisition due diligence costs related to transactions that did not materialize.

Investment income increased by $5.9 million for 2005 as compared to 2004, primarily due to the sale of securities of Cedar Shopping Centers Inc.

We sold four income producing properties in the nine month period ended September 30, 2005 and had 32 properties held for sale as of September 30, 2005. The associated operating results of $13.8 million for these properties are reflected as income from rental properties sold or held for sale. The 2004 discontinued operations reflect a reclassification of operations for properties sold during 2004 and 2005 and properties held for sale at September 30, 2005. We recognized a gain of $11.5 million in the nine month period ended September 30, 2005 related to the disposal of these four properties and a gain of $13.8 million related to 11 properties that were sold during the nine month period ended September 30, 2004.

As a result of the foregoing, net income increased by $5.5 million, or 7.9%, to $75.0 million for 2005 from $69.5 million in 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in thousands)
Net income	$28,041	$30,701	$74,974	$69,475
Adjustments:
Rental property depreciation and amortization, including discontinued operations	10,926	9,276	32,310	26,797
Gain on disposal of income producing properties	(6,088)	(12,215)	(11,460)	(13,767)
Minority interest	27	223	82	596
Other Items:
Pro-rata share of real estate depreciation from joint ventures	-	65	-	196
Funds from operations	$32,906	$28,050	$95,906	$83,297

FFO increased by $4.9 million, or 17.3%, to $32.9 million for the three months ended September 30, 2005, from $28.0 million for the comparable period of 2004. FFO increased by $12.6 million or 15.1%, to $95.9 million for the nine months ended September 30, 2005 from $83.3 million for the comparable period of 2004.

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Earnings per diluted share*	$0.37	$0.43	$1.00	0.98
Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.15	0.13	0.43	0.37
Gain on disposal of income producing properties	(0.08)	(0.17)	(0.15)	(0.19)
Other items:
Pro-rata share of real estate depreciation from joint ventures	-	-	-	-
Funds from operations per diluted share	$0.44	$0.39	$1.28	$1.16

* Earnings per diluted share reflect the add-back of the minority interest(s) which are convertible to shares of our common stock.

CASH FLOWS

Net cash provided by operations was $98.0 million for the nine months ended September 30, 2005, which included: (i) net income of $75.0 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $14.0 million, and (iii) a net change in operating assets and operating liabilities that increased cash flow by $9.0 million, compared to net cash provided by operations of $83.2 million for the nine months ended September 30, 2004, which included (i) net income of $69.5 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $12.3 million, and (iii) a net change in operating liabilities over operating assets that increased cash flow by $1.4 million.

Net cash used in investing activities of $28.3 million for the nine months ended September 30, 2005 included: (i) the acquisition of two shopping centers, one office building and three parcels of land held for future development of $47.9 million, (ii) construction, development and other capital improvements of $22.3 million, (iii) increases in leasing costs of $4.5 million, (iv) the purchase of securities for $25.0 million, (v) an increase in cash held in escrow of $3.3 million, and (vi) the increase in notes receivable of $4.2 million; offset by (a) proceeds from the sale of properties of $44.0 million, and (b) proceeds from the sale of securities of $34.9 million. These amounts should be compared to net cash used in investing activities of $141.6 million for the nine months ended September 30, 2004 which included: (i) the acquisition of two parcels of land held for future development and eight shopping centers of $136.0 million, (ii) construction, development and other capital improvements of $24.3 million, (iii) increases in leasing costs of $5.5 million, (iv) an increase in cash held in escrow of $8.7 million, and (vi) the purchase of securities for $30.7 million, offset by (a) proceeds from the sale of properties of $51.7 million, (b) proceeds from the sale of securities of $5.8 million, and (c) proceeds from repayment of notes receivable of $6.1 million.

Net cash used in financing activities of $74.8 million for the nine months ended September 30, 2005 included net proceeds from the issuance of common stock of $25.2 million and the net proceeds from the issuance of senior notes of $118.6 million offset by (i) the repayment of ten mortgage notes of $37.5 million, monthly principal payments on mortgage notes of $8.0 million, the repayment of the revolving credit facilities of $108.0 million, (ii) cash dividends paid to common stockholders of $64.7 million, and (iii) and deferred financing costs of $426,000 related to the issuance of senior notes, compared to net cash provided by financing activities of $59.4 million for the nine months ended September 30, 2004 which included: (i) net proceeds from the issuance of senior notes of $198.6 million, (ii) net proceeds from the issuance of common stock of $40.9 million, and (iii) proceeds from repayment of notes receivable of $3.0 million, offset by (a) the payoff of eight mortgage notes for $15.9 million and monthly principal payments on mortgage notes of $7.2 million, (b) cash dividends paid to common stockholders of $59.6 million, (c) repayments under credit facilities of $98.0 million, (d) an increase in deferred financing costs of $1.9 million primarily related to the issuance of senior notes, and (e) distributions to minority interests of $491,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal demands for liquidity are maintenance expenditures, repairs, property taxes and tenant improvements relating to rental properties; leasing costs; acquisition and development activities; debt service and repayment obligations and distributions to our stockholders. The principal sources of funding for our operations are operating cash flows; the issuance of equity and debt securities; the placement of mortgage loans and periodic borrowings under our revolving credit facilities.

The following table presents our mortgage notes payable as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(in thousands)
Mortgage Notes Payable
Fixed rate mortgage loans	$449,546	$495,056
Unamortized premium on mortgage notes payable	11,401	12,721
Total	$460,947	$507,777

The weighted average interest rate of the mortgage notes payable at September 30, 2005 was 7.2%, excluding the effects of the premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of the properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $104.1 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. If the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations, financial condition or cash flows.

The following table presents our unsecured senior notes payable as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(in thousands)
Unsecured Senior Notes Payable
7.77% Senior Notes, due 4/1/06	$50,000	$50,000
7.25% Senior Notes, due 8/15/07	75,000	75,000
3.875% Senior Notes, due 4/15/09	200,000	200,000
7.84% Senior Notes, due 1/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	120,000	-
Fair value of interest rate swap	(4,468)	(2,739)
Unamortized premium on unsecured senior notes payable	5,692	8,882
Total	$471,224	$356,143

On September 20, 2005, we completed a $120 million offering of senior unsecured notes that mature on October 15, 2015 (the “2015 Notes”). The 2015 Notes bear interest at the rate of 5.375% per annum. Interest is due semi-annually on April 15 and October 15 of each year commencing on April 15, 2006. The 2015 Notes were issued at a discount of $614,000 that will be amortized against interest expense over the life of the 2015 Notes.

The indentures under which the 2015 Notes and the other unsecured senior notes were issued have several covenants which limit our ability to incur debt, require us to maintain an unencumbered assets ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with any other entity. These notes have also been guaranteed by most of our subsidiaries.

The interest rate on the 7.77% senior notes is subject to a 50 basis point increase if we do not maintain an investment grade debt rating.

We swapped $100.0 million of the $200.0 million senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%. The weighted average interest rate of the unsecured senior notes at September 30, 2005 was 5.4%, excluding the effects of the interest rate swap and premium adjustment.

The following table presents our unsecured revolving credit facilities as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(in thousands)
Unsecured Revolving Credit Facilities
Wells Fargo	$39,000	$147,000
City National Bank	-	-

Total	$39,000	$147,000

We have a $340.0 million unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility bears interest at our option at (i) LIBOR plus 0.65% to 1.35%, depending on the credit ratings of our senior unsecured long term notes or (ii) at the greater of (x) Wells Fargo’s prime rate and (y) the Federal Funds Rate plus 0.5%. The facility is guaranteed by certain of our subsidiaries. Based on our current rating, the LIBOR spread is 1.0%. The facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings in an amount not to exceed $170.0 million, a $35.0 million swing line facility for short term borrowings, a $20.0 million letter of credit commitment and, at our request, it may be increased up to a total commitment of $400.0 million. The facility expires February 12, 2006 with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA levels, unencumbered properties, permitted investments and others. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, we can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends. As of September 30, 2005, we had $39.0 million outstanding on this credit facility. The weighted average interest rate as of September 30, 2005 was 4.15%.

We also have a $5.0 million unsecured credit facility with City National Bank of Florida. As of September 30, 2005, there was no outstanding principal balance under this facility. This facility also provides collateral for $1.3 million in outstanding letters of credit.

As of September 30, 2005, the availability under these credit facilities was approximately $125.1 million, net of outstanding balances and letters of credit.

As of September 30, 2005, scheduled principal amortization and the balances due at the maturity of our various mortgage and unsecured senior notes payable and revolving credit facilities (excluding the premium adjustment and fair value of the interest rate swap) are as follows (in thousands):

	Secured Debt		Unsecured Debt
Year	Scheduled Amortization	Balloon Payments	Unsecured Senior Notes	Revolving Credit Facilities

2005	$2,621	$-	$-	$-
2006	10,847	17,737	50,000	39,000
2007	11,252	2,864	75,000	-
2008	11,391	40,104	-	-
2009	11,125	24,332	200,000	-
2010	10,224	98,471	-	-
2011	8,490	93,433	-	-
2012	7,324	40,056	25,000	-
2013	7,020	-	-	-
2014	7,110	-	-	-
Thereafter	35,130	10,015	120,000	-

Total	$122,534	$327,012	$470,000	$39,000

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

Developments and Redevelopments. As of September 30, 2005, we have development and redevelopment projects underway or in the planning stages totaling approximately $103.3 million of asset value, and, based on current plans and estimates, requiring approximately $37.6 million of additional capital to complete beyond the $65.7 million already invested. We expect to fund the necessary costs from working capital and availability under our revolving credit facilities. These include:

•	Shops at Skylake in North Miami Beach, Florida, where we are in the process of adding 33,000 square feet of anchor space;

•	The development of two supermarket-anchored shopping centers in McDonough, Georgia and Huntsville, Alabama on parcels of land that we currently own; and

•	The development of a 155 acre mixed use project encompassing a combination of retail, office and residential uses in Pasco County north of Tampa, Florida.

Equity. For the three months ended September 30, 2005, we issued 442,188 shares of our common stock at prices ranging from $22.67 to $23.27 per share and for the nine months ended September 30, 2005 we issued 1.1 million shares of our common stock at prices ranging from $20.71 to $23.27 per share pursuant to our Divided Reinvestment and Stock Purchase Plan. As of September 30, 2005, we have 5.9 million shares remaining for sale under that plan.

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

As of September 30, 2005, we had approximately $139.0 million of outstanding floating rate debt, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2005, in relation to our $954.1 million of outstanding debt, $2.0 billion of total assets and $1.8 billion total equity market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.4 million. If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.4 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $139.0 million (including the $100 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of September 30, 2005.

The fair value of our fixed rate debt is $826.3 million, which includes the mortgage notes and fixed rate portion of senior unsecured notes payable (excluding the unamortized premium). If interest rates increase by 1%, the fair value of our total fixed rate debt would decrease by approximately $43.9 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $33.0 million. This assumes that our total outstanding fixed rate debt remains at $819.5 million, the balance as of September 30, 2005.

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

During 2004, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $4.5 million as of September 30, 2005. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

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

Other Market Risks. As of September 30, 2005, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 9, 2005	EQUITY ONE, INC.

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