Form 10-K
period 2005-12-31
EQUITY ONE INC
filed 2006-03-03
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☒        Accelerated filer    ☐        Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $1,017,705,693 based upon the last reported sale price of $22.70 per share on the New York Stock Exchange on such date.

As of February 27, 2006, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 75,739,665.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Among the factors that could cause actual results to differ materially are:

•	general economic conditions, and the effect of these conditions on rental rates in the markets where our shopping centers are located;

•	risks that tenants will not remain in occupancy or pay rent;

•	the effects of hurricanes and other natural disasters;

•	interest rate levels and the availability of financing;

•	potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;

•	greater than anticipated construction or operating costs;

•	inflationary and other general economic trends;

•	management’s ability to successfully combine and integrate the operations of properties or companies that we may acquire in the future; and

•	those risks described in Item 1A below and such other risks as may be detailed from time to time in the reports filed by us with the Securities and Exchange Commission.

Except for ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

The Company

We are a real estate investment trust, or REIT, that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by national and regional supermarket chains and other necessity-oriented retailers, such as drug stores or discount retail stores, in major metropolitan markets of the southern and northeastern United States.

Our property portfolio, as of December 31, 2005, consisted of 192 properties, comprising 125 supermarket-anchored shopping centers, seven drug store-anchored shopping centers, 49 other retail-anchored shopping centers, six development parcels and five non-retail properties, as well as a non-controlling interest in one unconsolidated joint venture that owns a parcel of land. These properties are located in 12 states in the southern and northeastern United States and contain an aggregate of over 19.7 million square feet of gross leasable area, or GLA. Our portfolio includes shopping centers anchored by national and regional supermarkets such as Albertsons, Food Lion, H.E.B., Kash N’ Karry, Kroger, Publix, Randall’s, Shaw’s and Winn-Dixie and other national retailers such as Bed Bath & Beyond, Best Buy, Blockbuster, CVS/pharmacy, Eckerd, Home Depot, Kmart, Lowe’s, Marshall’s, TJ Maxx, Walgreens and Wal-Mart.

We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995. We maintain our principal executive and management office at 1600 N.E. Miami Gardens Drive, North Miami Beach, Florida 33179 in the Shops at Skylake.

In this annual report, unless stated otherwise or unless the content requires otherwise, references to “we,” “us” or “our” mean Equity One, Inc. and our consolidated subsidiaries.

Strategy and Philosophy

Our business strategy has been and will continue to be to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets. To that end, we now own and manage a portfolio of 194 properties including 127 supermarket-anchored shopping centers. In order to achieve our objectives in the future, we intend to:

•
maximize the value of our existing shopping centers by leasing and re-leasing those properties to credit worthy tenants at higher rental rates and by renovating and redeveloping those properties to make them more attractive to such tenants;

•
acquire and develop additional neighborhood and community shopping centers in high growth, high density metropolitan areas that are primarily anchored by supermarkets or other necessity-oriented retailers;

•	redevelop our existing or newly acquired centers to capitalize on alternative uses for those properties, including mixed-use opportunities such as residential high-rises or related office components.

•
recycle our capital by selling or disposing of properties or interests in properties that do not meet our investment criteria, asset type, or geographic focus, or to invest the proceeds of such sales in more stable, attractive properties or markets;

•	consider alternative strategies and other lines of business that complement our existing business, leverage our strengths and expertise or utilize our existing portfolio of properties; and

•	capitalize on our substantial asset base to effectively access capital to fund our growth.

Asset Management Strategy

Enhancing Portfolio Performance. We believe that the property operating income provided by our existing assets is a stable, predictable source of cash flow from which to fund a portion of our capital needs, including the development and acquisition of new projects, redevelopment of existing projects and the payment of dividends to our stockholders. Our assets generally have experienced stable, moderate growth in standard measures of real estate operating performance. We believe these results are attributable to our ability to attract tenants, actively manage and maintain the high standards and physical appearance of our assets while maintaining competitive tenant occupancy costs. We also believe that we have developed strong, mutually beneficial relationships with credit worthy tenants, particularly our anchor tenants, by consistently meeting or exceeding their expectations and demands. Over the years, this strategy has allowed us to leverage our relationships with existing tenants to lease and re-lease our properties and, therefore, maintain or improve the financial performance of our existing properties or of properties that we acquire.

Dispositions and Capital Recycling. Generally, we hold our properties for investment and for the production of rental income. Over time, when our assets no longer meet our investment criteria, or when sales provide the opportunity for significant gains, we may attempt to sell or otherwise dispose of those assets. In addition, we may seek opportunities to sell properties or portfolios of properties or identify joint venture partners with respect to an interest in our properties in order to recycle our capital and reinvest the proceeds in more stable, attractive properties or markets.

Redevelopment of Existing Centers. We are in the process of renovating or redeveloping a number of under-performing assets in order to make them more attractive for leasing or re-leasing to credit worthy tenants. In addition, we are evaluating alternative uses for certain of our properties, including whether those properties, given their location, are candidates for mixed use, including residential high-rises or related office components.

Growth Strategy

We intend to grow our business by acquiring additional neighborhood and community shopping centers through individual or portfolio property acquisitions, by acquiring privately-held or publicly-traded REITs and real estate companies, by developing new retail properties and by forming joint ventures with third parties to both acquire and develop new properties. We are currently focused on properties located in the southern and northeastern regions of the United States, but may look to expand this geographic focus in the future.

Acquisitions. We generally select properties for acquisition which have or are suitable for supermarket or other anchor tenants that offer daily necessities and value-oriented merchandise. The properties must be well-located, typically in high growth, high-density metropolitan areas, and have high visibility, open air designs, ease of entry and exit and ample parking. Although we focus primarily on well-performing, supermarket-anchored properties with strong cash flows, we also acquire under-performing assets, which are adaptable over time for expansion, renovation or redevelopment. When evaluating potential acquisitions, whether well-performing or under-performing, we consider factors such as:

•	the location, construction quality, design and visibility of the property;

•	economic, demographic, regulatory and zoning conditions in the property’s local and regional market;

•	the tenants’ gross sales per square foot measured against industry standards, and the rent payable by the tenants;

•	competition from comparable retail properties in the market area and the possibility of future competition;

•	the current and projected cash flow of the property and the potential to increase that cash flow;

•	the terms of tenant leases, including the relationship between the property’s current rents and market rents and the ability to increase rents over time;

•	the supply of and demand for properties of a similar type in the market area;

•	the potential to complete a strategic renovation, expansion or re-tenanting of the property;

•	the property’s current expense structure and the potential to increase operating margins; and

•	the potential for capital appreciation of the property.

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

Developments. Over the next several years, we intend to complete several new development projects, depending on market conditions and capital availability. We employ what we consider to be a disciplined approach to the development process. Our in-house development and construction departments are experienced and are responsible for all aspects of development, including market research, site selection, predevelopment work, construction and tenant coordination. We maintain management control through the entire development process, including frequent internal reviews of costs and leasing status.

The following factors allow us to mitigate the risks associated with development:

•
Site Selection: Our development projects are typically located in metropolitan areas that have strong demographic features, such as being densely populated, having higher than average household income or having projected future growth. In addition, we typically select sites within our target markets that are well situated near transportation arteries.

•	Pre-Leasing: We typically do not initiate construction of our development projects until we have secured a leasing commitment from an anchor tenant.

•
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

Capital Strategy

We intend to further grow and expand our business by using cash flows from operations, by drawing on our existing credit facilities, or if appropriate market conditions exist, by accessing the capital markets to issue equity, debt or a combination thereof. In addition, as we have in the past, we intend to utilize tax-advantaged structures to acquire properties from sellers who wish to defer capital gains. Such structures may include entering into a joint venture or other type of co-ownership with a seller, in which we would acquire a controlling interest. We may offer the seller an interest in the venture that is convertible or exchangeable for shares of our common stock or otherwise allow the seller to have an equity interest in our company. In addition, if the opportunity arises, we may consider entering into joint ventures with one or more financial institutions for the acquisition of a portfolio of properties or a real estate company. In these transactions, we would typically make a smaller equity investment, of between 10% to 30% of the purchase price and agree to manage and lease the properties for the joint venture.

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

2005 Overview of Significant Business Strategies

The implementation of our business strategy in 2005 produced the following results and activities:

•	Our occupancy rate in our core shopping center portfolio was 93.4% at December 31, 2005;

•	We achieved a 2.1% increase in same property net operating income, or NOI, excluding termination fees, and an overall NOI margin of 73.6%;

•	We increased our rental rate by 4.2% to $15.16 per square foot on 344 lease renewals aggregating 736,000 square feet; and

•	We executed 345 new leases totaling 1.4 million square feet at an average rental rate of $10.18 per square foot.

Acquisitions. During 2005, we acquired two retail properties, two non-retail properties, and three land parcels held for future development for aggregate consideration of approximately $54.1 million.

Dispositions. During 2005, we sold four non-core income producing properties that no longer met our investment criteria for an aggregate consideration of approximately $45.7 million encompassing approximately 529,000 square feet of gross leasable area.

Texas Portfolio. In June 2005, we announced that we are exploring strategic alternatives for our Texas portfolio; we are currently considering a possible joint venture transaction with a strategic partner.

Redevelopment of Existing Centers. We reconfigured, redeveloped and re-leased previously vacant anchor and other space at our Centre Pointe Center, where we had a vacant Winn-Dixie store, and Spalding Village, where we had a vacant Kmart store. In addition, we added an out parcel at Walden Woods.

Developments. We completed the development of Waterstone Plaza, an 82,500 square foot supermarket anchored center located in Homestead, Florida. We also added 29,000 square feet of office and retail space to our Shops at Skylake shopping center. In addition, we started the development of two supermarket anchored centers in McDonough, Georgia and Huntsville, Alabama.

Joint Ventures. In February 2005, we entered into a joint venture to acquire a 155 acre development parcel in Pasco County, Florida. We have a 60 percent controlling interest in the venture and expect to receive an eight percent preferred return on our capital investment. We currently expect that upon completion, the project will include office, retail and residential components. Also, in January 2006, we entered into a joint venture to acquire a supermarket anchored shopping center located in St. Pete Beach, Florida. We have a 50 percent interest in the venture and expect to receive an eight percent preferred return on our capital investment. We expect that the project will be a mixed use of retail and residential components.

New Markets. In January 2006, we acquired a property in Enfield, Connecticut to complement the six properties we acquired in 2004 in the Boston, Massachusetts metropolitan area. With the acquisition of these properties in the northeast, we have expanded our geographic presence.

Other Investments. As of December 31, 2005, we directly and indirectly owned approximately 2.4 million ordinary shares in DIM Vastgoed N.V. (“DIM”). DIM is a public company organized under the laws of the Netherlands the shares of which are listed on the Euronext Amsterdam Stock Exchange, and which operates as a closed-end investment company owning and operating a portfolio of 18 shopping center properties aggregating 2.6 million square feet in the southeastern United States. As of February 28, 2006, we have increased our ownership in DIM to approximately 3.6 million shares, representing approximately 48.5% of its total outstanding ordinary shares. We have committed to buy an additional 45,362 ordinary shares of DIM, in September 2007, for total consideration of $941,000.

We hold $14.1 million in original principal amount of Winn-Dixie Stores, Inc. 8.875% senior notes due April 2008.

Unsecured Senior Note Offering. In September 2005, we raised $120 million in an offering of unsecured senior notes with a stated interest rate of 5.375% and matures in October 2015.

Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of community and neighborhood shopping centers in a number of ways, including:

•
Shopping Centers Anchored by Supermarkets or Necessity-Oriented Retailers. As of December 31, 2005, shopping centers anchored by supermarkets or other necessity retailers such as drug stores or discount retail stores accounted for 99% of our total annualized minimum rent. We believe that supermarkets and other necessity-oriented retailers are more resistant to economic downturns by the nature of their businesses and generate frequent consumer traffic through our shopping centers. This traffic enhances the quality, appeal and longevity of our shopping centers and benefits our other tenants.

•
Attractive Locations in High-Growth Areas. Our portfolio of properties is concentrated in high-density areas that are experiencing high population growth such as Florida, Texas and Georgia. As of December 31, 2005, these states constitute 46.7%, 15.1% and 14.0% of our retail property gross leasable area, respectively. The strong demographics of these and our other markets provide our properties with a growing supply of shoppers and increasing demand for the goods and services of our tenants.

•
Diverse Tenant Base. As of December 31, 2005, no single tenant represented more than 10.0% of our annualized minimum rent and only Publix, at 8.4%, represented more than 5.0% of such rent. As of December 31, 2005, we had over 3,200 leases with tenants, including national and regional supermarket chains, drug stores, discount retail stores, other nationally or regionally known stores, a variety of other regional and local retailers and a number of local service providers such as doctors, dentists, hair salons, restaurants and others. We believe that this diversity of tenants enables us to generate more stable cash flows over time and limits our exposure to the financial conditions of any particular tenant.

•
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

•
Property Acquisition Strengths. We believe we have certain competitive advantages which enhance our ability to capitalize on acquisition opportunities, including our long-standing relationships with bankers, brokers, tenants and institutional and other real estate owners in our current target markets; our access to capital; our ability to offer cash and tax advantaged structures to sellers; and our demonstrated ability to conduct a rapid, efficient and effective due diligence investigation of the property, portfolio or company.

•
Development Experience. We have significant experience in both the development and construction of real estate projects which, combined with our valuable relationships with local developers, enhance our ability to identify, design and construct new projects.

•
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

Employees

At December 31, 2005, we had 259 full-time employees. Our employees are not represented by any collective bargaining group, and we consider our relations with our employees to be good.

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
1600 N.E. Miami Gardens Drive,
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

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

The risks set forth below are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can it assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Investors should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for future periods for updates to these risk factors.

We are dependent upon certain key tenants and adverse developments in the business of these tenants could have a negative impact on our financial condition.

We own shopping centers which are supported by “anchor” tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers. For instance, Publix is our largest tenant and accounts for approximately 2.2 million square feet, or 11.2% of our gross leasable area.

At any time, an anchor tenant or other tenant may experience a downturn in its business that may weaken its financial condition. As a result, tenants may delay lease commencement, fail to make rental payments when due or declare bankruptcy. We are subject to the risk that these tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. Any tenant bankruptcies, leasing delays or failures to make rental payments when due could result in the termination of the tenant’s lease and material losses to our business and harm to our operating results. For example, on February 22, 2005, Winn-Dixie Stores, Inc., an anchor tenant at 16 of our shopping centers occupying 730,000 square feet of gross leasable area and accounting for approximately $5 million in annualized minimum rent, filed for bankruptcy protection. Winn-Dixie has rejected two leases at our centers in connection with its restructuring activities and closed the stores. It is no longer liable for the payment of rent or other charges at these centers. The two affected stores provided approximately $596,000 in annualized minimum rent. Moreover, the period during which Winn-Dixie may reject leases has not yet expired, and, therefore, it may reject additional leases at our centers. If it elects to close additional stores and terminate those leases, it would adversely affect our operating results, including funds from operations and cash flows. In addition, we own approximately $14.1 million of principal of Winn-Dixie’s senior notes bearing interest at 8.875%. Following Winn-Dixie’s bankruptcy, Winn Dixie has not paid any interest payments on these notes; therefore, there is no guarantee that we will receive any additional payments or any principal payment at maturity.

In addition to the loss of rental payments, a lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping center in the case of leases which permit cancellation or rent reduction if an anchor tenant’s lease is terminated. Vacated anchor tenant space also tends to adversely affect the entire shopping center because of the loss of the departed anchor tenant’s power to draw customers to the center. We cannot provide any assurance that we will be able to quickly re-lease vacant space on favorable terms, if at all. Any of these developments could adversely affect our financial condition or results of operations.

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

An important component of our growth strategy is the development of new shopping centers and the redevelopment of properties within our portfolio. However, these developments and redevelopments may not be successful. Expansion, renovation and development projects entail considerable risks as a result of the significant amount of capital expenditures required to complete them, the necessity of various governmental and other approvals, the potential for construction and other delays and other factors, many of which are outside of our control. As a result, we may not be able to timely complete these redevelopment and development projects in accordance with our expectations. In addition, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, or development, construction and lease-up activities may not be completed on schedule, resulting in decreased operating income. Moreover, we will on occasion acquire properties with the intention of redeveloping these properties into more valuable assets. However, if those redevelopment efforts are unsuccessful because of changing market conditions or otherwise, then the property may never be profitable.

While our policies with respect to expansion, renovation and development activities are intended to limit some of the risks otherwise associated with such activities, such as initiating construction only after securing commitments from anchor tenants, we will nevertheless be subject to risks that the construction costs of a property, due to factors such as cost overruns, design changes and timing delays arising from a lack of availability of materials and labor, weather conditions and other factors outside of our control, as well as financing costs, may exceed original estimates, possibly making the associated investment unprofitable. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these redevelopment projects and harm our operating results.

We have substantial debt obligations which may reduce our operating performance and put us at a competitive disadvantage.

As of December 31, 2005, we had outstanding debt and other liabilities in the aggregate amount of approximately $1.1 billion. Many of our loan facilities require scheduled principal and balloon payments. In addition, we may incur additional indebtedness in the future. As a result, we are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that interest rates may increase on variable-rate debt and the risk that indebtedness on our properties cannot be refinanced at maturity or that the terms of such refinancing will not be as favorable as the terms of such indebtedness.

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

Our acquisition and investment strategy and our market selection process may not ultimately be successful and may not provide positive returns on our investment. If we acquire a business, we will be required to integrate the operations, personnel and accounting and information systems of the acquired business and train, retain and motivate any key personnel from the acquired business. In addition, acquisitions of or investments in companies may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. The issuance of equity securities in connection with any acquisition or investment could be substantially dilutive to our stockholders.

We will face increasing competition for the acquisition of real estate assets, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We compete with many other entities for acquisitions of community and neighborhood shopping centers, including institutional pension funds, other REITs and other owner-operators of shopping centers. These competitors may drive up the price we must pay for real estate assets or other real estate companies we seek to acquire or may succeed in acquiring those companies or assets themselves. In addition, potential acquisition targets may find competitors to be more attractive suitors because they may have greater resources, may be willing to pay more or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Such competition may reduce the number of suitable properties and increase the bargaining position of the owners of those properties. This will result in increased demand for these assets, and, therefore, increased prices paid for them. If we must pay higher prices for properties, our profitability will be reduced, and our stockholders may experience a lower return on their investment.

Geographic concentration of our properties will make our business vulnerable to economic downturns in Florida or other events, like hurricanes, that disproportionately affect Florida.

Approximately 46.7% of our rental property gross leasable area is located in Florida. As a result, economic, real estate and other, general conditions in Florida will significantly affect our revenues and the value of our properties. Business layoffs or downsizing, industry slowdowns, changing demographics the harmful effects of natural disasters and other similar factors may adversely affect the economic climate in Florida. Any resulting oversupply or reduced demand for retail properties in Florida would adversely affect our operating performance and limit our ability to make distributions to stockholders.

We may experience difficulties and additional costs associated with renting unleased space and space to be vacated in future years.

Our goal is to improve the performance of our properties by re-leasing vacated space. However, we may not be able to maintain the growth in our overall occupancy. Our ability to continue to lease or re-lease vacant space in these or other properties will be affected by many factors, including our properties locations, current market conditions and covenants found in certain leases restricting the use of other space at our properties. For instance, in some cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants to sell that merchandise or provide those services. When re-leasing space after a vacancy, these provisions may limit the number and types of prospective tenants for the vacant space. The failure to lease or to re-lease on satisfactory terms could harm our operating results.

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

The market price of our common stock is affected by the annual distribution rate on the shares of our common stock. Increasing market interest rates may lead prospective purchasers of our common stock and other securities to seek alternative investments that offer a higher annual yield which would likely adversely affect the market price of our common stock and other securities. In addition, we have exposure to variable interest rates on balances under our revolving credit facilities, and in connection with $100 million of notional principal amount of our public debt which we swapped to a floating interest rate. As interest rates rise, more of our funds from operations will be required to service these obligations. Finally, increases in interest rates may have the effect of depressing the market value of retail properties such as ours, including the value of those properties securing our indebtedness.

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

Certain of the mortgages on our properties contain prohibitions on transfers of ownership interests in the mortgagor or its parent without the prior written consent of the lenders, which provisions may have been violated by previous transactions completed by us, including certain merger transactions. A violation could serve as a basis for the lenders to accelerate amounts due under the related mortgages, demand payments or assess fees or penalties.

The outstanding amounts under the mortgages on the affected properties covered by such restrictions on transfer totaled approximately $103.6 million as of December 31, 2005. In the event that the holders declare defaults under the mortgage documents, we could be required to prepay the remaining mortgages from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. The repayment of these mortgages could have an adverse impact on the operations and affect our ability to make distributions to stockholders.

Our Chairman and Chief Executive Officer and his affiliates own approximately 41% of our common stock and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

Chaim Katzman, our Chairman and Chief Executive Officer and our largest stockholder, and his affiliates own approximately 41% of the outstanding shares of our common stock and, as a result of a stockholders’ agreement with other of our stockholders, have voting power of almost 48% of our outstanding shares with respect to the election of directors. Accordingly, Mr. Katzman is able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. In addition, Mr. Katzman is able to exercise significant control over the outcome of any proposed merger or consolidation of our company which, under our charter, the affirmative vote of the holders of a majority of the outstanding shares of our common stock in such instances. Mr. Katzman’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

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

If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares in one or more public or private sales that could cause our stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Some of the occurrences that may constitute such an event of default include:

•	the stockholder’s failure to make a payment of principal or interest when due;

•	the occurrence of another default that would entitle any of the stockholder’s other creditors to accelerate payment of any debts and obligations owed to them by the stockholder;

•	if the bank, in its absolute discretion, deems that a change has occurred in the condition of the stockholder to which the bank has not given its prior written consent; and

•	if, in the opinion of the bank, the value of the pledged shares shall be reduced or is likely to be reduced (for example, the price of our common stock declines).

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our portfolio consists primarily of shopping centers anchored by supermarket and other necessity-oriented retailers and at December 31, 2005 contained an aggregate of approximately 19.7 million square feet of gross leasable area or GLA. Other than our leasehold interests in McAlpin Square shopping center located in Savannah, Georgia, Plaza Acadienne shopping center located in Eunice, Louisiana, Shelby Plaza shopping center located in Shelby, North Carolina, and El Novillo located in Miami, Florida, all of our other properties are owned in fee simple. In addition, some of our properties are subject to mortgages as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Mortgage Indebtedness.” The following table provides a brief description of our properties as of December 31, 2005:

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2005	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2005(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2005	Percent Leased at Dec. 31, 2005	Anchor Stores and Certain Tenants (3)

ALABAMA (2 properties)

Madison Centre Madison	2003	64,837	13	$ 605,736	$9.58	97.5%	Publix, Rite Aid

West Gate Plaza Mobile	2003	64,378	9	432,274	6.98	96.2%	Winn-Dixie, Rite Aid

Subtotal Alabama Properties (2 properties)		129,215	22	1,038,010	8.29	96.9%

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2005	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2005(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2005	Percent Leased at Dec. 31, 2005	Anchor Stores and Certain Tenants (3)

FLORIDA (79 properties)

North Florida (13 properties)

Atlantic Village Atlantic Beach	1995	100,559	25	$955,367	$10.28	92.4%	Publix, Jo-Ann Fabrics, Dollar Tree

Beauclerc Village Jacksonville	1998	70,429	11	491,942	8.03	86.9%	Big Lots, Goodwill, Bealls Outlet

Commonwealth Jacksonville	1994	81,467	16	644,493	8.42	94.0%	Winn-Dixie/Save Rite

Forest Village Tallahassee	2000	71,526	17	674,100	10.41	90.5%	Publix

Fort Caroline Jacksonville	1994	74,546	13	459,456	7.49	82.3%	Winn-Dixie

Mandarin Landing Jacksonville	1999	141,565	37	1,264,075	10.06	88.8%	Publix, Office Depot

Medical & Merchants Jacksonville	2004	152,761	17	1,789,182	12.08	96.9%	Publix, Memorial Health Group, Blockbuster

Middle Beach Panama City Beach	2003	69,277	9	665,667	9.61	100.0%	Publix, Movie Gallery

Monument Point Jacksonville	1997	75,128	12	511,657	6.81	100.0%	Winn-Dixie, CVS Pharmacy

Oak Hill Jacksonville	1995	78,492	19	565,613	7.21	100.0%	Publix, Bealls*

Parkmore Plaza Milton	2003	159,093	13	695,754	4.37	100.0%	Bealls, Big Lots

Pensacola Plaza Pensacola	1986	56,098	3	253,788	4.52	100.0%	FoodWorld

South Beach Regional Jacksonville Beach	2003	289,964	51	2,511,430	10.49	82.5%	Home Depot, Stein Mart, Bealls

Central Florida (11 properties)

Alafaya Commons Orlando	2003	123,133	29	1,484,673	12.06	100%	Publix, Blockbuster

Conway Crossing Orlando	2003	76,321	18	909,621	11.92	100.0%	Publix

Shoppes of Eastwood Orlando	2002	69,037	13	792,986	11.49	100.0%	Publix

Eustis Square Eustis	2004	126,791	26	714,050	5.85	96.2%	Save-a-lot, Accent Marketing, Goodwill

Hunters Creek Orlando	2003	68,032	9	324,130	19.32	24.7%

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2005	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2005(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2005	Percent Leased at Dec. 31, 2005	Anchor Stores and Certain Tenants (3)

Kirkman Shoppes Orlando	2001	88,820	30	$1,490,020	$17.11	98.0%	CVS Pharmacy

Lake Mary Orlando	1988	342,384	85	3,909,158	11.52	99.1%	Albertsons, Kmart, Lifestyle Fitness, Sun Star Theatres

Park Promenade Orlando	1999	125,818	26	1,062,770	8.63	97.9%	Publix, Orange County Library, Blockbuster, Goodwill

Town & Country Kissimmee	2003	72,043	13	547,015	7.59	100%	Albertsons

Unigold Winter Park	2003	117,527	25	1,224,142	10.86	95.9%	Winn-Dixie, Blockbuster, Lifestyle Family Fitness

Walden Woods Park City	2003	75,874	13	422,337	6.72	82.9%	Dollar Tree, Aaron Rents, Dollar General

Florida West Coast (17 properties)

Bay Pointe Plaza St. Petersburg	2003	103,986	24	967,221	9.73	95.6%	Publix, Bealls Outlet, West Marine

Carrollwood Tampa	2003	94,203	35	1,045,480	12.03	92.3%	Publix, Floors Today

Charlotte Square Port Charlotte	2003	96,188	24	760,052	8.12	97.3%	American Signature Furniture, Pet Supermarket

Chelsea Place New Port Richey	2003	81,144	18	898,021	11.21	98.8%	Publix, CVS Pharmacy

Lake St. Charles Tampa	2001	57,015	8	565,366	9.92	100.0%	Kash N’ Karry

Lutz Lake Lutz	2003	64,985	15	906,483	13.95	100.0%	Publix

Marco Town Center Marco Island	2001	109,830	42	1,983,704	18.06	100.0%	Publix, West Marine

Mariners Crossing Spring Hill	2001	85,507	14	727,917	8.51	100.0%	Kash N’ Karry

Pavillion Naples	2004	167,745	42	2,291,507	14.80	92.3%	Publix, Pavillion 6 Theatre, Anthony’s

Regency Crossing Port Richey	2003	85,864	25	800,462	10.33	90.2%	Publix

Ross Plaza Tampa	2001	85,359	19	871,398	10.23	99.8%	Ross Dress for Less, Laminate Kingdom

Seven Hills Spring Hill	2003	64,590	12	639,204	9.90	100.0%	Publix

Shoppes of North Port North Port	2000	84,705	22	855,716	10.10	100.0%	Publix, Bealls Outlet

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2005	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2005(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2005	Percent Leased at Dec. 31, 2005	Anchor Stores and Certain Tenants (3)

Skipper Palms Tampa	2001	88,000	17	$660,653	$8.55	87.8%	Winn-Dixie

Summerlin Square Fort Myers	1998	109,156	28	1,040,025	10.63	89.7%	Winn-Dixie, CVS Pharmacy, West Marine

Venice Plaza Venice	2003	148,779	16	694,428	5.54	84.2%	Kash N Karry, TJ Maxx, Blockbuster

Venice Shopping Center Venice	2004	111,934	15	591,781	5.39	98.1%	Publix, Bealls Outlet, Dollar Tree, Wachovia Bank

Florida Treasure Coast (8 properties)

Bluff Square Jupiter	2001	132,395	47	1,684,715	12.75	99.8%	Publix, Walgreens

Cashmere Corners Port St. Lucie	2001	89,234	18	733,487	8.29	99.1%	Albertsons

Jonathan’s Landing Jupiter	2001	26,820	12	510,224	19.02	100.0%	Albertsons(4), Blockbuster

New Smyrna Beach Regional New Smyrna Beach	2003	118,451	34	1,217,743	10.28	100.0%	Publix, Walgreens,* Bealls Outlet, Bealls Home Outlet, Blockbusters

Old King Commons Palm Coast	2003	84,759	19	698,731	8.24	100.0%	Wal-Mart,* Bealls Outlet

Ryanwood Vero Beach	2001	114,925	32	1,148,893	10.00	100.0%	Publix, Bealls Outlet, Books-A-Million

Salerno Village Stuart	2002	79,903	20	838,032	10.61	98.9%	Winn-Dixie, CVS Pharmacy

Treasure Coast Vero Beach	2003	133,781	25	1,148,143	8.83	97.2%	Winn-Dixie, TJ Maxx

South Florida/Atlantic Coast (30 properties)

Bird Ludlum Miami	1994	192,282	45	2,886,161	15.34	97.9%	Winn-Dixie, CVS Pharmacy, Blockbuster, Goodwill

Boca Village Boca Raton	2001	93,428	21	1,351,776	15.26	94.8%	Publix, CVS Pharmacy

Boynton Plaza Boynton Beach	2001	99,324	29	1,137,284	11.45	100.0%	Publix, CVS Pharmacy, Hollywood Video

Countryside Shops Cooper City	2003	179,561	47	2,217,156	12.75	96.9%	Publix, CVS Pharmacy, Stein Mart

Crossroads Square Pembroke Pines	2001	270,206	27	2,087,988	7.87	98.2%	Lowe’s, CVS Pharmacy, 99 Cent Stuff

CVS Plaza Miami	2004	29,204	8	480,780	16.46	100.0%	CVS Pharmacy

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2005	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2005(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2005	Percent Leased at Dec. 31, 2005	Anchor Stores and Certain Tenants (3)

El Novillo Miami Beach	2001	10,000	1	$159,373	$15.94	100.0%	Jumbo Buffet

Homestead Gas Station Homestead	2005	2,136	1	43,416	20.33	100.0%

Greenwood Palm Springs	2003	132,325	38	1,537,429	12.26	94.8%	Publix, Bealls, World Savings Bank

Lago Mar Miami	2003	82,613	20	1,102,173	13.34	100.0%	Publix, Blockbuster

Lantana Village Lantana	1998	181,780	26	1,296,246	7.19	99.2%	Winn-Dixie, Kmart, Rite Aid* (Dollar Store), Hollywood Video

Meadows Miami	2002	75,524	20	974,347	12.90	100.0%	Publix

Oakbrook Square Palm Beach Gardens	2004	212,074	30	2,686,324	13.66	92.7%	Publix, CVS Pharmacy, Homegoods, Stein Mart, Basset Furniture

Pine Island Davie	1999	254,907	47	2,588,209	10.49	96.8%	Publix, Home Depot Expo, Bealls Outlet

Pine Ridge Square Coral Springs	2003	117,399	35	1,601,085	13.87	98.3%	Fresh Market, Bed Bath & Beyond, Off Main Furniture, Blockbuster

Plaza Alegre Miami	2003	91,611	21	1,323,586	14.64	98.7%	Publix, Goodwill, Blockbuster

Point Royale Miami	1995	209,863	25	1,338,129	6.50	98.2%	Winn-Dixie, Best Buy, CVS Pharmacy* (Anna’s Linens)

Prosperity Center Palm Beach Gardens	2001	122,106	9	1,908,727	15.63	100.0%	Office Depot, Barnes & Noble, Bed Bath & Beyond, Carmine’s, TJ Maxx

Ridge Plaza Davie	1999	155,204	29	1,466,435	9.58	98.7%	AMC Theatre, Kabooms, Wachovia* (United Collection), Sofa Kings, Round Up

Riverside Square Coral Springs	2003	107,941	36	1,356,332	13.63	92.2%	Publix, Tuesday Morning

Sawgrass Promenade Deerfield Beach	2001	107,092	29	1,179,900	11.36	97.0%	Publix, Walgreens, Blockbuster

Sheridan Plaza Hollywood	2003	455,843	66	6,158,812	13.88	97.3%	Publix, Ross Dress For Less, Bed Bath & Beyond, Office Depot, AMC Theater, CVS Pharmacy, Blockbuster

Shoppes of Ibis West Palm Beach	2002	79,420	18	1,024,661	12.90	100%	Publix

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2005	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2005(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2005	Percent Leased at Dec. 31, 2005	Anchor Stores and Certain Tenants (3)

Shoppes of Silverlakes Pembroke Pines	2003	126,788	40	$2,083,197	$16.57	99.2%	Publix, Blockbuster

Shops at Skylake North Miami Beach	1997	247,919	48	3,939,097	15.95	99.6%	Publix, Goodwill, LA Fitness, Blockbuster

Tamarac Town Square Tamarac	2003	127,635	40	1,318,934	11.10	93.1%	Publix

Waterstone Homestead	2005	68,700	12	1,070,620	15.58	100.0%	Publix

West Lakes Plaza Miami	1996	100,747	27	1,144,303	11.36	100.0%	Winn-Dixie, Navarro Pharmacy

Westport Plaza Davie	2004	36,212	5	608,535	16.80	100.0%	Publix, Blockbuster

Young Circle Hollywood	2005	65,834	10	982,580	15.22	98.1%	Publix, Walgreens

Subtotal Florida Properties (79 properties)		9,161,621	1,923	97,696,407	11.14	95.8%

GEORGIA (24 properties)

Atlanta Area (19 properties)

BridgeMill Canton	2004	89,102	31	1,208,504	14.84	91.4%	Publix

Butler Creek Acworth	2003	95,597	19	1,007,218	10.88	96.9%	Kroger

Chastain Square Atlanta	2003	91,637	28	1,514,770	16.53	100.0%	Publix

Commerce Crossing Commerce	2003	105,188	11	281,168	4.70	56.9%	Ingles

Douglas Commons Douglasville	2003	97,027	17	968,023	10.09	98.8%	Kroger

Fairview Oaks Ellenwood	2003	77,052	13	880,234	11.42	100.0%	Kroger, Blockbuster

Grassland Crossing Alpharetta	2003	90,906	14	983,664	11.61	93.2%	Kroger

Hairston Center Decatur	2005	13,000	9	158,055	17.56	69.2%

Hamilton Ridge Buford	2003	89,496	20	1,117,111	12.89	96.9%	Kroger

Mableton Crossing Mableton	2003	86,819	17	882,964	10.31	98.6%	Kroger

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2005	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2005(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2005	Percent Leased at Dec. 31, 2005	Anchor Stores and Certain Tenants (3)

Macland Pointe Marietta	2003	79,699	17	$762,818	$9.72	98.5%	Publix

Market Place Norcross	2003	77,706	23	761,915	10.40	94.3%	Peachtree Cinema

Paulding Commons Dallas	2003	192,391	31	1,487,605	8.06	95.9%	Kroger, Kmart

Powers Ferry Plaza Marietta	2003	86,473	25	846,877	10.51	93.2	Micro Center

Presidential Markets Snellville	2003	396,408	35	3,927,097	10.29	96.3%	Publix, Bed Bath & Beyond, GAP, TJ Maxx, Shoe Carnival, Borders, Ross Dress for Less, Marshalls, Carmike Cinema, Office Depot

Shops of Huntcrest Lawrenceville	2003	97,040	26	1,362,108	14.04	100.0%	Publix

Wesley Chapel Crossing Decatur	2003	170,792	25	537,887	8.32	37.9%	Ingels, CVS Pharmacy

West Towne Square Rome	2003	89,596	18	411,327	5.44	84.4%	Big Lots *

Williamsburg @ Dunwoody Dunwoody	2003	44,928	27	811,004	18.05	100.0%

Central Georgia (3 Properties)

Daniel Village Augusta	2003	171,932	39	1,292,594	7.88	95.4%	Bi-Lo, Eckerd*, St. Joseph Home Health Care

Spalding Village Griffin	2003	235,318	29	1,262,333	7.89	68.0%	Kroger, JC Penney, Blockbuster

Walton Plaza Augusta	2003	43,460	8	407,432	9.57	97.9%	Harris Teeter* (Omni Fitness)

South Georgia (2 properties)

Colony Square Fitzgerald	2003	50,000	7	209,800	5.86	71.6%	Food Lion

McAlpin Square Savannah	2003	176,807	27	1,259,933	7.55	94.4%	Kroger, US Post Office, Big Lots, In Fashion Menswear Outlet

Subtotal Georgia Properties (24 properties)		2,748,374	516	24,342,441	10.08	87.8%

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2005	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2005(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2005	Percent Leased at Dec. 31, 2005	Anchor Stores and Certain Tenants (3)

KENTUCKY (1 property)

Scottsville Square Bowling Green	2003	38,450	12	$201,035	$6.60	79.2%	Hancock Fabrics

Subtotal Kentucky Properties (1 property)		38,450	12	201,035	6.60	79.2%

LOUISIANA (14 properties)

Ambassador Row Lafayette	2003	193,978	26	1,396,581	8.73	82.5%	Hobby Lobby*, Conn’s Appliances, Big Lots, Chuck E. Cheese

Ambassador Row Courtyard Lafayette, LA	2003	146,697	23	1,280,185	9.37	93.1%	Marshalls, Bed Bath & Beyond, Hancock Fabrics,

Bluebonnet Village Baton Rouge	2003	90,215	20	752,807	8.48	98.4%	Matherne’s, Ace Hardware

The Boulevard Lafayette	2003	68,012	15	476,994	7.38	95.1%	Piccadilly, Harbor Freight Tools, Golfballs.com

Country Club Plaza Slidell	2003	64,686	11	350,400	5.87	92.3%	Winn-Dixie, Dollar General

The Crossing Slidell	2003	113,989	15	619,260	5.66	96.1%	Save A Center, A-1 Home Appliance, Piccadilly

Elmwood Oaks Harahan	2003	133,995	11	1,132,827	9.56	88.4%	Academy Sports, Dollar Tree, Advance Auto* (Goodwill)

Grand Marche (ground lease) Lafayette	2003	200,585	1	27,500	0.14	100.0%	Academy Sports, JoAnn Fabrics

Plaza Acadienne Eunice	2003	105,419	8	242,146	4.37	52.6%	Super 1 Store, Fred’s*

Sherwood South Baton Rouge	2003	77,107	9	471,849	7.01	87.4%	Burke’s Outlet, Harbor Freight Tools, Blockbuster

Siegen Village Baton Rouge	2003	170,416	20	1,444,012	8.47	100.0%	Office Depot, Big Lots, Dollar Tree, Stage, Party City

Tarpon Heights Galliano	2003	56,605	10	231,493	4.78	85.6%	CVS Pharmacy, Stage, Dollar General

Village at Northshore Slidell	2003	144,638	13	1,192,782	8.45	97.6%	Marshalls, Dollar Tree, Kirschman’s, Bed Bath & Beyond, Office Depot

Wal-Mart Mathews	2003	54,223	1	157,500	2.90	100.0%	Wal-Mart

Subtotal Louisiana Properties (14 properties)		1,620,565	183	9,776,336	6.63	91.0%

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2005	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2005(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2005	Percent Leased at Dec. 31, 2005	Anchor Stores and Certain Tenants (3)

MASSACHUSETTS (6 properties)

Cambridge Star Market Cambridge	2004	66,108	1	$1,777,835	$26.89	100.0%	Star Market

Medford Shaw’s Supermarket Medford	2004	60,356	1	1,289,593	21.37	100.0%	Shaw’s

Plymouth Shaw’s Supermarket Plymouth	2004	59,726	1	943,312	15.79	100.0%	Shaw’s

Quincy Star Market Quincy	2004	100,741	1	1,748,916	17.36	100.0%	Star Market

Swampscott Swampscott	2004	35,907	1	754,047	21.00	100.0%	Whole Foods

West Roxbury Shaw’s Plaza West Roxbury	2004	68,141	7	1,587,251	23.29	100.0%	Shaw’s

Subtotal Massachusetts Properties (6 properties)		390,979	12	8,100,954	20.72	100.0%

MISSISSIPPI (1 property)

Shipyard Plaza Pascagoula	2003	66,857	8	382,228	6.18	92.5%	Buffalo Wild Wings, Big Lots

Subtotal Mississippi Properties (1 property)		66,857	8	382,228	6.18	92.5%

NORTH CAROLINA (12 properties)

Centre Pointe Plaza Asheville	2003	163,642	24	957,852	6.12	95.7%	Wal-Mart*, (Belk’s, Goody’s), Dollar Tree

Chestnut Square Brevard	2003	39,640	7	223,520	6.13	91.9%	Food Lion*, Dollar General

Galleria Wrightsville Beach	2003	92,114	37	747,630	8.86	91.6%	Harris Teeter, Eckerd

Parkwest Crossing Durham	2003	85,602	17	877,745	10.25	100.0%	Food Lion

Plaza North Hendersonville	2003	47,240	9	301,732	6.73	94.9%	Bi-Lo*, CVS Pharmacy

Providence Square Charlotte	2003	85,930	25	661,103	8.20	93.8%	Harris Teeter*, Eckerd

Riverview Shopping Center Durham	2003	127,498	13	884,442	7.19	96.5%	Kroger, Upchurch Drugs, Blockbuster

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2005	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2005(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2005	Percent Leased at Dec. 31, 2005	Anchor Stores and Certain Tenants (3)

Salisbury Marketplace Salisbury	2003	79,732	20	$756,923	$10.11	93.9%	Food Lion

Shelby Plaza Shelby	2003	103,200	8	327,078	3.17	100.0%	Big Lots, Aaron Rents*, (Hancock Fabrics), Tractor Supply Company

Stanley Market Place Stanley	2003	40,400	3	47,864	3.99	29.7%	Family Dollar

Thomasville Commons Thomasville	2003	148,754	13	850,171	5.83	98.1%	Ingles, Kmart, CVS Pharmacy

Willowdale Shopping Center Durham	2003	121,376	28	1,076,348	10.54	84.1%	Harris Teeter, Hall of Fitness

Subtotal North Carolina Properties (12 properties)		1,135,128	204	7,712,408	7.35	92.5%

SOUTH CAROLINA (8 properties)

Belfair Towne Village Bluffton	2003	125,389	29	1,778,840	14.19	100.0%	Kroger, Blockbuster
	2003
Lancaster Plaza Lancaster	2003	77,400	4	76,800	3.05	32.6%	Bi-Lo
	2003
Lancaster Shopping Center Lancaster	2003	29,047	2	60,012	2.07	100.0%	Sweet Union Furniture

North Village Center N. Myrtle Beach	2003	60,356	14	486,980	8.53	94.6%	Bi-Lo, Dollar General, Gold’s Gym

Sparkleberry Square Columbia	2004	339,051	27	3,790,372	11.24	99.5%	Kroger, Kohl’s, Ross Dress for Less, Circuit City, Bed Bath & Beyond, Petsmart

Spring Valley Commons Columbia	2003	75,415	18	655,003	9.12	95.2%	Bi-Lo

Windy Hill North Myrtle Beach	2004	64,465	2	345,199	5.35	100.0%	Rose’s, Family Dollar

Woodruff Greenville	2003	68,055	10	698,057	10.26	100.0%	Publix, Blockbuster

Subtotal South Carolina Properties (8 properties)		839,178	106	7,891,263	10.14	92.7%

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2005	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2005(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2005	Percent Leased at Dec. 31, 2005	Anchor Stores and Certain Tenants (3)

TENNESSEE (1 property)

Smyrna Village Smyrna	2003	83,334	12	$672,021	$8.34	96.6%	Kroger

Subtotal Tennessee properties (1 property)		83,334	12	672,021	8.34	96.6%

TEXAS (32 properties)

Houston (17 properties)

Barker Cypress Houston	2001	66,945	17	724,441	12.46	86.8%	H.E.B.

Beechcrest Houston	2001	90,647	15	775,261	8.67	98.7%	Randall’s* (Viet Ho), Walgreens*

Benchmark Crossing Houston	2001	58,384	5	757,564	12.98	100.0%	Bally’s Fitness

Bissonnet Houston	2001	15,542	8	189,120	16.53	73.6%	Kroger (4),Blockbuster

Colony Plaza Sugarland	2001	26,513	15	480,199	19.06	95.0%

Copperfield Houston	2004	133,984	33	1,615,562	12.35	97.6%	JoAnn Fabrics, Dollar Tree, 24 Hour Fitness

Forestwood Houston	2002	88,760	16	971,169	11.49	95.2%	Kroger, Blockbuster

Grogan’s Mill The Woodlands	2001	118,517	26	1,392,337	12.18	96.4%	Randall’s* (99¢ Store), Petco, Blockbuster

Hedwig Houston	2001	69,504	14	776,792	15.05	74.3%	Ross Dress For Less

Highland Square Sugarland	2001	64,171	28	1,074,036	17.14	97.6%

Market at First Colony Houston	2001	107,301	35	1,733,006	16.46	98.1%	Kroger, TJ Maxx, CVS Pharmacy

Mason Park Katy	2001	160,047	39	1,436,822	10.03	89.5%	Kroger, Walgreens* (Eloise Collectibles), Palais Royal, Petco

Mission Bend Houston	2001	131,575	27	989,559	8.78	85.7%	Randall’s, Remarkable Furniture

Spring Shadows Houston	2001	106,995	18	991,709	9.76	94.9%	H.E.B.

Steeplechase Jersey Village	2001	105,152	25	1,002,529	10.86	87.8%	Randall’s

Southern Lumber Marble Falls	2003	53,571	1	150,940	2.82	100.0%	Sutherland Lumber

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2005	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2005(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2005	Percent Leased at Dec. 31, 2005	Anchor Stores and Certain Tenants (3)

Westgate Houston	2004	298,354	25	$3,508,329	$11.76	100.0%	H.E.B., Kohl’s, Oshman’s Sporting Goods, Office Max, Pier One Imports

Dallas (12 properties)

Creekside Arlington	2004	103,464	18	1,278,167	12.35	100.0%	Kroger, Hollywood Video

DeSoto Shopping Center Desoto	2004	69,090	5	658,180	9.53	100.0%	Tom Thumb, Blockbuster

Green Oaks Arlington	2001	65,091	34	469,502	11.54	62.5%	Kroger

Melbourne Plaza Hurst	2001	47,517	18	530,607	11.66	95.8%

Minyard’s Garland	2001	65,295	2	399,648	6.12	100.0%	Minyards/Sack N Save

Parkwood Plano	2001	81,590	20	893,332	13.26	82.6%	Albertsons, Planet Pizza

Richwood Richardson	2001	54,871	27	628,557	12.67	90.4%	Albertsons(4) , Blockbuster

Rosemeade Park Carrolton	2001	51,231	18	198,187	13.67	28.3%	Blockbuster

Southlake Village Southlake	2004	118,092	22	1,359,522	12.95	88.9%	Kroger

Sterling Plaza Irving	2001	65,765	16	880,008	14.38	93.1%	Bank One, Irving City Library, 99 Cent Only Store

Townsend Desoto	2001	146,953	35	1,143,302	9.03	86.2%	Albertsons(4), Bealls, Victory Gym, Dollar General

Village by the Park Arlington	2001	44,523	10	776,277	17.44	100.0%	Petco, Movie Trading

San Antonio (3 properties)

Bandera Festival San Antonio	2001	195,438	38	1,329,866	7.88	86.3%	Bealls, Big Lots, Burke’s Outlet, Dollar Tree, FWL Furniture

Blanco Village San Antonio	2002	108,325	16	1,743,590	16.10	100.0%	H.E.B.

Wurzbach San Antonio	2001	59,771	3	181,617	3.04	100.0%	Albertsons*

Subtotal Texas Properties (32 properties)		2,972,978	629	31,039,737	11.40	91.6%

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2005	Number of Tenants (1)	Annualized Minimum Rent as of December 31, 2005(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2005	Percent Leased at Dec. 31, 2005	Anchor Stores and Certain Tenants (3)

VIRGINIA (1 property)

Smyth Valley Crossing Marion	2003	126,841	14	$737,663	$5.88	98.9%	Ingles, Wal-Mart

Subtotal Virginia Properties (1 property)		126,841	14	737,663	5.88	98.9%

Total/Weighted Average Core Shopping Center Portfolio (181 properties)		19,313,520	3,641	189,590,503	10.51	93.4%

DEVELOPMENTS AND REDEVELOPMENTS (6)

River Green Canton, GA	Development	11.2 acres	-	-	-	-

Shops at St. Lucie Port St. Lucie, FL	Development	4.0 acres	-	-	-	-

Sunlake Development Parcel Tampa, FL	Development	155 acres	-	-	-	-

Westridge McDonough, GA	Development	13.5 acres	-	-	-	-

Winchester Plaza Huntsville, AL	Development	33 acres	-	-	-	-

Waterlick Plaza Lynchburg, VA	Development	8 acres	-	-	-	-

Total Developments & Redevelopments (6)		224.7 acres	-	-	-	-

Total Retail Properties (187 properties)		19,313,520	3,641	189,590,503	10.51	93.4%

Other Properties (5)

4101 South I-85 Industrial Charlotte, NC	2003	188,513	9	419,648	2.72	81.7%

Pinhook Office Building Layayette, LA	2003	4,406	2	19,638	9.00	49.5%

Mandarin Mini-storage(5) Jacksonville, FL	1994	52,880	539	-	-	97.2%

Laurel Walk Apartments Charlotte, NC	2005	106,480	98	780,888	7.48	98.0%

Banco Popular Office Building Miami, FL	2005	32,737	21	726,459	22.61	98.1%

Total Properties (192 Properties)		19,698,536	4,310	$191,537,136	$10.42	93.3%

——————————

(1)	Number of tenants includes both occupied and vacant units.

(2)	Calculated by annualizing the tenant’s monthly base rent payment at December 31, 2005, excluding expense reimbursements, percentage rent payments and other charges.

(3)	Includes supermarket tenants and certain other tenants, as well as, occupants that are on an adjacent or contiguous, separately owned parcel and do not pay any rent or expense recoveries.

(4)	This tenant is on adjacent or contiguous, separately owned parcel.

(5)	There are 539 storage units at this property.

*	Indicates a tenant that has closed its store and ceased to operate at the property, but continues to pay rent under the terms of its lease. The sub-tenant, if any, is shown in parentheses.

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

Major Tenants

The following table sets forth as of December 31, 2005 the gross leasable area, or GLA of our existing properties leased to tenants in our core shopping center portfolio:

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Leased GLA (sq. ft.)	5,823,102	5,648,629	6,564,100	18,035,831
Percentage of Total Leased GLA	32.3%	31.3%	36.4%	100.0%

The following table sets forth as of December 31, 2005 the annual minimum rent at expiration attributable to tenants in our core shopping center portfolio:

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Annual Minimum Rent (“AMR”)	$46,717,920	$43,790,731	$105,258,813	$195,767,464
Percentage of Total AMR	23.8%	22.4%	53.8%	100.0%

The following table sets forth as of December 31, 2005 information regarding leases with the ten largest tenants in our core shopping center portfolio:

Tenant	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at December 31, 2005	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Publix	49	2,166,120	11.2%	$15,952,949	8.4%	$7.36
Albertsons/Shaw’s	9	572,286	3.0%	8,094,619	4.3%	14.14
Kroger	16	935,367	4.8%	7,784,396	4.1%	8.32
Winn-Dixie	14	653,987	3.4%	4,462,868	2.4%	6.82
Blockbuster	30	174,892	0.9%	2,777,670	1.5%	15.88
H.E. Butt Grocery	4	256,262	1.3%	2,775,355	1.5%	10.83
Bed Bath & Beyond	7	227,689	1.2%	2,192,531	1.2%	9.63
CVS Pharmacy	19	193,889	1.0%	2,139,358	1.1%	11.03
Safeway/Randall’s	5	258,183	1.3%	1,927,503	1.0%	7.47
TJ Maxx/Marshall’s	8	239,117	1.3%	1,849,006	1.0%	7.37
Total top ten tenants	161	5,677,792	29.4%	$49,956,255	26.5%	$8.80

Lease Expirations

The following tables set forth as of December 31, 2005 the anticipated expirations of tenant leases in our core shopping center portfolio for each year from 2006 through 2015 and thereafter:

All Tenants
Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	112	245,971	1.3%	$2,590,595	1.3%	$10.53
2006	698	1,980,985	10.3%	24,853,791	12.7%	12.55
2007	657	2,081,151	10.8%	25,760,948	13.2%	12.38
2008	646	1,912,765	9.9%	25,782,481	13.2%	13.48
2009	387	1,772,263	9.2%	19,597,005	10.0%	11.06
2010	375	1,765,824	9.1%	19,706,446	10.1%	11.16
2011	73	1,023,238	5.3%	8,644,952	4.4%	8.45
2012	50	939,427	4.9%	7,878,101	4.0%	8.39
2013	34	664,694	3.4%	6,172,592	3.2%	9.29
2014	33	760,424	3.9%	6,176,827	3.2%	8.12
2015	37	707,445	3.7%	7,355,265	3.8%	10.40
Thereafter	166	4,181,644	21.6%	41,248,461	20.9%	9.86
Sub-total/Average	3,268	18,035,831	93.4%	$195,767,464	100.0%	$10.85
Vacant	373	1,277,689	6.6%	N/A	N/A	N/A
Total/Average	3,641	19,313,520	100.0%	$195,767,464	100.0%	$10.14

Anchor Tenants (10,000 sq. ft. or greater)
Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	3	34,594	0.3%	$275,811	0.3%	$7.97
2006	25	605,871	5.0%	3,708,880	4.1%	6.12
2007	30	784,805	6.5%	5,381,143	5.9%	6.86
2008	24	580,928	4.8%	4,001,317	4.4%	6.89
2009	37	976,148	8.1%	6,358,662	7.0%	6.51
2010	45	972,630	8.1%	6,001,354	6.6%	6.17
2011	24	916,211	7.6%	5,930,424	6.6%	6.47
2012	22	829,581	6.9%	5,570,295	6.2%	6.71
2013	15	589,538	4.9%	4,590,453	5.1%	7.79
2014	15	684,976	5.7%	4,689,522	5.2%	6.85
2015	17	631,569	5.3%	5,881,851	6.5%	9.31
Thereafter	80	3,864,880	32.3%	38,118,939	42.1%	9.86
Sub-total/Average	337	11,471,731	95.5%	$90,508,651	100.0%	$7.89
Vacant	19	545,548	4.5%	N/A	N/A	N/A
Total/Average	356	12,017,279	100.0%	$90,508,651	100.0%	$7.53

Local Tenants (less than 10,000 sq. ft.)
Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	109	211,377	2.9%	$2,314,784	2.2%	$10.95
2006	673	1,375,114	18.8%	21,144,911	20.1%	15.38
2007	627	1,296,346	17.8%	20,379,805	19.4%	15.72
2008	622	1,331,837	18.3%	21,781,164	20.7%	16.35
2009	350	796,115	10.9%	13,238,343	12.6%	16.63
2010	330	793,194	10.8%	13,705,092	13.0%	17.28
2011	49	107,027	1.5%	2,714,528	2.6%	25.36
2012	28	109,846	1.5%	2,307,806	2.2%	21.01
2013	19	75,156	1.0%	1,582,139	1.5%	21.05
2014	18	75,448	1.0%	1,487,305	1.4%	19.71
2015	20	75,876	0.9%	1,473,414	1.4%	19.42
Thereafter	86	316,764	4.6%	3,129,522	2.9%	9.88
Sub-total/Average	2,931	6,564,100	90.0%	$105,258,813	100.00%	$16.04
Vacant	354	732,141	10.0%	N/A	N/A	N/A
Total/Average	3,285	7,296,241	100.0%	$105,258,813	100.00%	$14.43

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

Unconsolidated Joint Venture Investment

As of December 31, 2005, we owned a non-controlling interest in one unconsolidated joint venture which owns a parcel of land that is held for future development or sale.

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

No matters were submitted for stockholder vote during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol “EQY.” On February 27, 2006, we had approximately 2,000 stockholders of record representing approximately 15,000 beneficial owners. The following table sets forth for the periods indicated the high and low sales closing prices as reported by the NYSE and the distributions declared by us:

	High	Low	Distributions Declared

First Quarter, 2005	$ 23.13	$ 19.85	$ 0.29
Second Quarter, 2005	$ 23.15	$ 19.92	$ 0.29
Third Quarter, 2005	$ 24.47	$ 22.00	$ 0.29
Fourth Quarter, 2005	$ 23.89	$ 22.05	$ 0.30

	High	Low	Distributions Declared

First Quarter, 2004	$ 19.65	$ 17.05	$ 0.28
Second Quarter, 2004	$ 19.25	$ 15.78	$ 0.28
Third Quarter, 2004	$ 19.99	$ 17.95	$ 0.28
Fourth Quarter, 2004	$ 23.83	$ 20.08	$ 0.29

Dividends paid during 2005 and 2004 totaled $87.3 million and $80.9 million, respectively. Future declarations of dividends will be made by us at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code of 1986, or the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Code.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands other than per share, percentage and ratio data)
Statement of Operations Data: (1)
Total rental income	$252,964	$226,593	$176,799	$90,306	$73,787
Property operating expenses	66,818	60,102	51,405	26,960	23,265
Rental property depreciation and amortization	43,162	35,631	26,028	12,213	10,255
Litigation settlement	-	-	-	2,067	-
General and administrative expenses	17,281	16,601	11,046	6,852	3,553
Total operating expenses	127,261	112,334	88,479	48,092	37,073
Interest expense	(51,750)	(45,733)	(36,115)	(20,431)	(20,215)
Amortization of deferred financing fees	(1,512)	(1,370)	(993)	(759)	(1,080)
Other	8,439	2,883	1,263	4,235	2,732
Minority interest	(188)	(576)	(756)	(101)	(1,726)
Income from continuing operations	$80,692	$69,463	$51,719	$25,158	$16,425
Net income	$92,741	$97,804	$63,647	$39,934	$18,721
Basic earnings per share:
Income from continuing operations	$1.10	$0.99	$0.86	$0.77	$0.73
Net income	$1.26	$1.39	$1.06	$1.22	$0.83
Diluted earnings per share:
Income from continuing operations	$1.08	$0.97	$0.86	$0.76	$0.73
Net income	$1.24	$1.37	$1.05	$1.20	$0.83

Balance Sheet Data:
Total rental properties, net of accumulated depreciation	$1,896,505	$1,873,687	$1,617,299	$678,431	$627,687
Total assets	2,052,033	1,992,292	1,677,386	730,069	668,536
Mortgage notes payable	446,925	495,056	459,103	332,143	345,047
Total liabilities	1,077,879	1,059,507	834,162	375,969	386,400
Minority interest	1,425	1,397	12,672	3,869	3,869
Shareholders’ equity	972,729	931,388	830,552	350,231	278,267
Other Data:
Funds from operations(2)	$124,836	$113,663	$89,870	$45,487	$29,848
Cash flows from:
Operating activities	117,192	113,110	78,262	45,613	28,214
Investing activities	(82,371)	(244,851)	(326,160)	(51,439)	(42,435)
Financing activities	(39,841)	135,897	245,920	7,864	12,780
GLA (square feet) at end of period	19,699	19,914	19,883	8,530	8,637
Occupancy of core shopping center portfolio at end of period	93%	95%	90%	89%	86%
Dividends per share	$1.17	$1.13	$1.10	$1.08	$1.06

—————————————

(1)	Reclassified to reflect the reporting of discontinued operations.

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

The following table illustrates the calculation of funds from operations for each of the five years in the period ended December 31, 2005 (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001
Net income	$92,741	$97,804	$63,647	$39,934	$18,721
Adjustments:
Rental property depreciation and amortization, including discontinued operations	43,445	37,215	28,007	13,810	11,665
(Gain) loss on disposal of income producing properties	(11,460)	(22,176)	(3,083)	(9,264)	609
Minority interest	110	623	803	101	99
Other Items:
Interest on convertible partnership units	-	-	43	259	259
Deferred income tax (benefit) expense	-	-	-	-	(374)
Minority interest in CEFUS share of FFO adjustments	-	-	-	-	(1,369)
Pro-rata share of real estate depreciation from joint ventures	-	197	453	647	238
Funds from operations	$124,836	$113,663	$89,870	$45,487	$29,848

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Earnings per diluted share*	$1.24	$1.37	$1.05	$1.20	$0.83
Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.58	0.52	0.45	0.41	0.52
(Gain) loss on disposal of income producing properties	(0.15)	(0.31)	(0.05)	(0.27)	0.03
Other items:
Deferred income tax (benefits) expense	-	-	-	-	(0.02)
Minority interest in CEFUS share of FFO adjustments	-	-	-	-	(0.06)
Pro-rata share of real estate depreciation from joint ventures	-	-	0.01	0.02	0.01
Funds from operations per diluted share	$1.67	$1.58	$1.46	$1.36	$1.31

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

General. We operate as a real estate investment trust, or REIT, that principally acquires, renovates, develops and manages community and neighborhood shopping centers located predominantly in high growth markets in the southern and northeastern United States. Our shopping centers are primarily anchored by national and regional supermarket chains and other necessity-oriented retailers, such as drug stores or discount retail stores. As of December 31, 2005, our portfolio consisted of 192 properties, comprising 125 supermarket-anchored shopping centers, seven drug store-anchored shopping centers, 49 other retail-anchored shopping centers, six development parcels, and five non-retail properties, as well as a non-controlling interest in one unconsolidated joint venture that owns a parcel of land.

We believe we distinguish ourselves by owning and operating shopping centers anchored by supermarkets and other necessity-oriented retailers in high density areas that are experiencing higher than average population growth or that provide particularly strong barriers to additional competition. Our goal is to own and operate properties containing dominant supermarket operators and a diverse tenant mix. We believe that these characteristics combine to reduce the vulnerability of our properties to economic downturns, enhance consumer traffic through our properties and generate more stable cash flows over time. We derive substantially all of our revenue from tenants under existing leases at our properties.

Our business is generally dependent on the performance of the economy in the areas in which we own properties and the cost of financing available to fund our growth. Changes in the economic environment tend to have a direct effect on our tenants’ businesses and, therefore, their ability to continue to pay us rent. The markets in which we currently own properties have continued to show signs of economic and population growth during 2005. We had a 93.4% occupancy rate at December 31, 2005 and we experienced rental growth in the average minimum rent per square foot on lease renewals during 2005 in our core retail properties. This growth, as well as the relatively low interest rate environment, contributed to the growth in our cash flows. Notwithstanding the current interest rate environment, the Federal Reserve has consistently raised interest rates over the last 18 months and if these increases continue in 2006, our cost of capital will be higher and will adversely affect our operating results.

We will continue to evaluate our properties for possible sales or joint ventures to recycle and redeploy capital. However, these conditions have made it more difficult to acquire properties at what we believe to be attractive yields. Given the current market conditions, we have focused more of our efforts on redevelopments and developments that generally yield higher returns, while presenting greater risk. We are pursuing new development opportunities and alternative mixed-use projects, as well as joint ventures with respect to development projects.

2005 Overview. We focused on acquiring land for future development activities, redeveloping existing properties, and re-leasing vacant anchor space in our centers, as well as exploring strategic opportunities for our Texas portfolio. Our property acquisitions during 2005 were financed using our revolving lines of credit, proceeds from the sale of properties, issuance of public debt and assumed mortgages. In the event we consummate future acquisitions, we anticipate using similar financing sources. However, there can be no assurances that these sources will be available to us in the future at reasonable terms or at all.

The highlights of our 2005 activity include:

•	We acquired two retail properties, two non-retail buildings, and three land parcels held for future development, for aggregate consideration of approximately $54.1 million.

•	We sold four non-core properties for aggregate consideration of approximately $45.7 million.

•
We completed the development of a supermarket anchored shopping center containing 82,500 square feet of gross leasable area located in Homestead, FL, and added 29,000 square feet to an existing center, started development on two supermarket anchored centers and have 15 other significant developments and redevelopments in various stages of construction.

•
In February 2005, we entered into a joint venture that acquired a 155 acre development parcel in Pasco County, Florida. We have a 60 percent controlling interest in the venture and expect to receive an eight percent preferred return on our capital investment. We currently expect that upon completion, the project will include office, retail and residential components. Also, in January 2006, we entered into a joint venture that acquired a supermarket anchored shopping center located in St. Pete Beach, Florida. We have a 50 percent interest in the venture and expect to receive an eight percent preferred return on our capital investment. Upon completion, we expect the project will be a mixed use of retail and residential components.

•	During September of 2005, we raised $120 million in an offering of unsecured senior notes with a stated interest rate of 5.375% and matures in October 2015.

•
We increased the base rental rate by 4.2% on 344 lease renewals aggregating 735,729 square feet to $15.16 per square foot. We executed 345 new leases totaling 1.4 million square feet at an average rate of $10.18 per square foot.

•
At December 31, 2005, we directly and indirectly owned approximately 2.4 million ordinary shares in DIM Vastgoed N.V. (“DIM”). DIM is a public company organized under the laws of the Netherlands the shares of which are listed on the Euronext Amsterdam Stock Exchange, and which operates as a closed-end investment company owning and operating a portfolio of 18 shopping center properties aggregating 2.6 million square feet in the southeastern United States. As of February 28, 2006, we had increased our ownership of DIM to approximately 3.6 million shares, representing approximately 48.5% of its total outstanding ordinary shares. We have committed to buy an additional 45,362 ordinary shares of DIM, in September 2007, for total consideration of $941,000.

•	In June 2005, we announced that we are exploring strategic alternatives for our Texas portfolio; we are currently considering a possible joint venture transaction with a strategic partner.

Business Uncertainties. Our long-term operating cash flow is dependent on the continued occupancy of our properties, the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. The main long-term threat to our business is our dependence on the viability of our anchor and other tenants. In 2005, occupancy declined from 94.8% to 93.4% from 2004 resulting mainly from the closure by Winn-Dixie of two of its stores and our decision to terminate other tenants’ leases, usually providing for a lease termination payment. General economic downturns and competition from national and regional supercenters, such as Wal-Mart and Target or other discount retailers, may also have an increasingly adverse impact on the business of our tenants by taking customers or reducing operating margins. For example, on February 22, 2005, Winn-Dixie Stores, Inc., an anchor tenant at 16 of our shopping centers occupying 730,000 square feet of gross leasable area and accounting for approximately $5 million in annualized minimum rent, filed for bankruptcy protection. Winn-Dixie has rejected two leases at our centers in connection with its restructuring activities and closed the stores. It is no longer liable for the payment of rent or other charges at these centers. The two affected stores provided for approximately $596,000 in annualized minimum rent. Moreover, the period during which Winn-Dixie may reject leases has not yet expired, and, therefore, it may reject additional leases at our centers. If it elects to close additional stores and terminate those leases, it would adversely affect our operating results, including funds from operations and cash flows. In addition, we own approximately $14.1 million of principal of Winn-Dixie’s senior notes bearing interest at 8.875%, upon which interest is not being paid. In light of Winn-Dixie’s bankruptcy, there is no guarantee that we will receive any additional payments or any principal payment at maturity.

We believe, however, that our general operating risks are mitigated by concentrating on high-density, urban areas, leasing to the dominant supermarket operators in the markets in which we own properties and maintaining a diverse tenant mix. Other than Winn-Dixie, we are not currently aware of any pending tenant bankruptcies that are likely to materially affect our rental revenues.

In addition, although we have enjoyed a low interest rate environment in recent years, the increase in interest rates over the last 18 months has had, and anticipated future increases in the coming months will have, an adverse effect on the cost of our future borrowings, including borrowings under our revolving credit facilities, which are based on variable interest rates, and the $100 million of our senior notes that we have swapped to a variable rate. As interest rates rise, the interest we incur on these loans will increase.

Notwithstanding these business uncertainties, we are optimistic that we are well positioned to take advantage of the sustained growth of the economy and that growth in rents and occupancy will mitigate increases in operating or financing costs.

Short-Term Liquidity Needs. As of December 31, 2005, we had $102,000 in cash and $185.6 million available to be drawn under our revolving credit facilities. We have drawn an additional $68.0 million during the first two months of 2006 on this facility to fund acquisitions and additional investment in DIM. Our cash flow from operations was $117.2 million for the year ended December 31, 2005.

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties, general and administrative expenses (including payroll and related costs), interest expense and scheduled principal and balloon payments on our outstanding debt, $50 million in senior notes maturing in April 2006, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), development and redevelopment activities, quarterly dividends paid to our common stockholders and distributions made to holders of operating partnership units.

Historically, we have satisfied these requirements principally through cash generated from operations. We believe that cash generated from operations and borrowings under our unsecured revolving credit facilities will be sufficient to meet our short-term liquidity requirements; however, there are risks inherent in our business, including those risks described in Item 1A - “Risk Factors,” that may have a material adverse effect on our cash flow, and, therefore, on our ability to meet these requirements.

Certain of our mortgage loans involving an aggregate principal balance of approximately $103.6 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

Our current development plans include development and redevelopment projects, the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $107.2 million and of which $34.4 million remains unfunded based on our current plans. We intend to fund these costs from our unsecured revolving credit facilities and cash generated from operations. We are likely to initiate other projects over the course of 2006 which have undetermined costs.

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

During 2005, we paid $87.3 million of dividends on our common stock. The continual payment of dividends is subject to various factors, including the discretion of our board of directors, our ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements.

Long-Term Liquidity Needs. Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development and redevelopment projects that we undertake at our properties and the costs associated with acquisitions of properties or other companies. Historically, we have satisfied these requirements principally through what we believe to be the most advantageous source of capital available at the time, which has included the incurrence of new debt through borrowings under credit facilities and the issuance of debt securities, sales of common stock, capital raised through the disposition of assets, and joint venture transactions. We believe that these sources of capital will continue to be available in the future to fund our long-term capital needs; however, there are risks inherent in our business, including those risks described in Item 1A - “Risk Factors,” that may have a material adverse effect on our ability to access these capital sources.

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

The following table sets forth certain information regarding future contractual obligations, excluding interest, as of December 31, 2005 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable:
Scheduled amortization	$108,723	$10,206	$20,996	$19,392	$58,129
Balloon payments	338,202	28,927	42,968	122,803	143,504
Total mortgage obligations	446,925	39,133	63,964	142,195	201,633

Unsecured revolving credit facilities	93,165	165	-	93,000	-
Unsecured senior notes(1)	470,000	50,000	75,000	200,000	145,000
Capital leases	-	-	-	-	-
Operating leases	755	356	228	89	82
Development and redevelopment	34,404	34,404	-	-	-
Total contractual obligations	$1,045,249	$124,058	$139,192	$435,284	$346,715

(1)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the 6 month LIBOR in arrears, plus 0.4375%. The contractual obligations for the unsecured senior notes do not reflect this interest rate swap.

The following table sets forth certain information regarding future interest obligations on outstanding debt as of December 31, 2005 (in thousands):

	Payments due by Period
Interest Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes	$167,227	$31,124	$55,653	$42,534	$37,916
Unsecured senior notes(2)	122,175	25,094	40,508	21,383	35,190
Unsecured revolving credit facilities(3)	13,247	4,361	8,705	181	-
Total interest obligations	$302,649	$60,579	$104,866	$64,098	$73,106

(2)
$100 million of the outstanding principal balance has been swapped to a floating interest rate based on the 6 month LIBOR in arrears, plus 0.4375%. The interest obligations for the unsecured senior notes presented above assume that the rate that was in effect at December 31, 2005 remains the same for this interest rate swap.

(3)	Interest on the unsecured revolving credit facility is variable; these amounts assume that the weighted average interest rate remains the same as the rate at December 31, 2005.

We have entered into employment contracts with several of our key executives. These contracts provide for base pay, bonuses based on our results of operations, options and restricted stock grants and reimbursement of other various expenses.

Off Balance Sheet Arrangements

We have an off balance sheet joint venture and other unconsolidated arrangements with varying structures. As of December 31, 2005, our off balance sheet arrangements were as follows:

•	Letters of credit totaling $1.4 million have been provided as security for certain performance requirements;

•
We have committed to fund $34.4 million, based on current plans and estimates, in order to complete pending development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by our available credit facilities;

•	We have committed to buy, in September 2007, an additional 45,362 shares of DIM Vastgoed N.V. ordinary shares for total consideration of $941,000; and

•
We own interests in an unconsolidated joint venture that owns a parcel of land that is held for future development or sale. We are obligated to fund 50% of any working capital that is required (as determined jointly by us and our joint venture partner). The current obligations are a nominal amount to pay property taxes and other carrying costs. The joint venture currently has no outstanding debt obligations or contractual commitments and we have not guaranteed any obligations or retained any contingent interest in any assets.

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

On a periodic basis, or whenever events or changes in circumstances indicate, we assess whether the value of the real estate properties may be impaired. A property’s value is impaired only if it is probable that management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the historical net carrying value of the property. In management’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, the undiscounted cash flows may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether impairment exists and whether the effects could materially impact the Company’s net income. To the extent that impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

When assets are identified as held for sale, management estimates the sales prices, net of selling costs, of such assets. Assets that will be sold together in a single transaction are aggregated in determining if the net sales proceeds of the group are expected to be less than the net book value of the assets. If, in management’s opinion, the net sales prices of the assets, which have been identified for sale, are expected to be less than the net book value of the assets, an impairment charge is recorded.

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. The assessments have a direct impact on our net income because recording an impairment charge results in an immediate charge to expense.

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

Goodwill. We are required to perform annual impairment tests of our goodwill, and more frequently in certain circumstances. Goodwill is no longer amortized. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

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

Management cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $12.0 million at December 31, 2005. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenants, or a material negative change in our relationships with significant tenants.

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

Options. The adoption on January 1, 2006 of SFAS 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. We estimate that the impact on our results of operations of adopting SFAS 123(R) in 2006, with respect to our prior year and unvested stock option grants only, will be approximately $276,000. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact as presented in the disclosure of pro forma net income and earnings per share in Note 1, Stock Options, in the accompanying consolidated financial statements.

There is no observable market for our options. Management must make critical estimates in determining the fair value at the grant date. Variations in the assumptions will have a direct impact on our net income. Critical estimates in valuing the fair value at the grant date and the assumptions that marketplace participants would use in making estimates of fair value include: expected volatility, expected dividends, risk-free interest rate and expected term of the option. Management’s estimate of fair value is based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur.

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

On February 22, 2005, Winn-Dixie Stores, Inc., an anchor tenant in 16 of our shopping centers occupying 730,000 square feet of gross leasable area and accounting for approximately $5 million in annualized minimum rent, filed for bankruptcy protection. Winn-Dixie has closed two of its 16 Winn-Dixie stores in connection with its restructuring activities. The two affected stores provided for approximately $596,000 in annualized minimum rent. If it elects to close more or all of their other stores at our centers and terminate those leases, it would adversely affect our operating results, including funds from operations and cash flows. In addition, we own approximately $14.1 million original principal amount of Winn-Dixie’s 8.875% senior notes. Since it filed for bankruptcy, Winn Dixie has not paid any interest payment on these notes; therefore, there is no guarantee that we will receive any additional payments or any principal payment at maturity.

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

In June 2005, we announced our intention to consider strategic alternatives for the properties located in Texas, including a possible sale or joint venture. The classification of the operating results for these properties in previous reporting periods were included in discontinued operations. In December 2005, however, we decided to consider the possibility of a joint venture with a strategic partner through which we would retain an ownership interest in and continue to manage the properties. As a result of our potential significant continuing involvement in these properties, we are required to include the operating results of 31 properties located in Texas in our consolidated income from continuing operations. Despite such treatment, upon completion of a possible joint venture transaction, in which we would have significant influence, the results of operations of the Texas properties would not be consolidated with our results, but would be accounted for under the equity method of accounting. The effect on results of operations for the reporting periods is presented in footnote 10, Dispositions, in the accompanying consolidated financial statements.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

The following summarizes items from our audited consolidated statements of operations that we think are important in understanding our results of operations and/or those items which have significantly changed in 2005 compared to 2004 (in thousands):

	For the year ended December 31,
	2005	2004	Change
Total rental revenue	$252,964	$226,593	11.6%
Property operating expenses	$66,818	$60,102	11.2%
Rental property depreciation and amortization	$43,162	$35,631	21.1%
General and administrative expenses	$17,281	$16,601	4.1%
Interest expense	$51,750	$45,733	13.2%
Investment income	$7,941	$2,346	238.5%
Discontinued operations	$12,049	$28,341	57.5%

Total rental revenue increased by $26.4 million, or 11.6%, to $253.0 million in 2005 from $226.6 million in 2004. The following factors accounted for this difference:

•	Properties acquired during 2005 increased rental revenue by approximately $1.4 million;

•	The full year 2005 benefited from properties acquired during 2004 which increased rental revenue by approximately $15.1 million;

•	Same property rental revenue increased by approximately $7.9 million in 2005 due to higher termination fees, expense recovery revenue and increases in rental rates, and

•	The completion of development and redevelopment properties increased rental revenue by approximately $2.5 million.

Property operating expenses increased by $6.7 million, or 11.2%, to $66.8 million for 2005 from $60.1 million in 2004. The following factors accounted for this difference:

•	Properties acquired during 2005 increased operating expenses by approximately $576,000;

•	Properties acquired during 2004 increased the full year 2005 operating expenses by approximately $1.9 million;

•	Same property operating expenses increased by approximately $3.3 million as a result of higher hurricane related clean up and repairs and other maintenance expenses; and

•	The completion of development and redevelopment properties increased operating expenses by $500,000.

Rental property depreciation and amortization increased by $7.6 million, or 21.1%, to $43.2 million for 2005 from $35.6 million in 2004. The following factors accounted for this difference:

•	Properties acquired during 2005 increased depreciation and amortization by $341,000;

•	Properties acquired during 2004 increased the full year 2005 depreciation and amortization expense by approximately $4.3 million;

•	Same property depreciation and amortization increased by $2.4 million related to leasing and tenant improvement amortization; and

•	Completion of development and redevelopment properties increased depreciation and amortization by $936,000.

General and administrative expenses increased by $680,000, or 4.1%, to $17.3 million for 2005 from $16.6 million in 2004. Included in this increase were $1.0 million of compensation and employment related expenses due to additional staffing related to our growth, expansion into the northeast and additional staffing to meet compliance with the Sarbanes-Oxley Act of 2002; $97,000 related to computer upgrade, software and licenses expenses; $194,000 of additional office expenses and $230,000 of depreciation expense related to additional furniture and fixture purchases. These increases were offset by a reduction of $231,000 in professional fees related to compliance costs incurred in 2004 to implement requirements under the Sarbanes-Oxley Act of 2002 and $680,000 less in abandoned pre-acquisition due diligence costs.

Interest expense increased by $6.1 million, or 13.2%, to $51.8 million for 2005 from $45.7 million in 2004. This difference was primarily due to:

•
An increase of $1.9 million attributable to the $200 million unsecured senior notes issued in March 2004 and $1.8 million attributable to the $120 million unsecured senior notes issued in September 2005;

•	An increase of $1.6 million in interest expense attributable to an increase in the variable interest rate on the $100 million swap;

•	An increase of $1.7 million attributable to the assumption of mortgage debt related to the acquisition of properties during 2004;

•
An increase of $1.7 million attributable to outstanding principal balances on our line credit, resulting from the payoff of $26.7 million of mortgage notes, acquisitions of property and development activities and increase in the variable interest rate on the borrowings;

•	A decrease of $2.5 million of interest expense attributable to the payoff of $26.7 million of mortgage notes and amortization of loan principal; and

•	An increase in capitalized interest due to development and redevelopment activities which decreased interest expense by $150,000.

Investment income increased by $5.6 million or 238.5% to $7.9 million for 2005 from $2.3 million in 2004 due to a $5.0 million gain on the sale of Cedar Shopping Center common and preferred stock and an increase of $906,000 of dividends received on the shares prior to their sale in 2005, offset by a $554,000 reduction in interest income on the Winn Dixie bonds. We ceased recognizing interest income on the bonds until the payment of the interest is received from Winn Dixie.

We sold four properties and at December 31, 2005, have one property held for sale that qualifies for discontinued operations. The $589,000 operating results of these properties are reflected as gain on disposal of income producing properties. The sales of the properties produced an aggregate gain of $11.5 million for 2005. The 2004 income from rental properties held for sale of $6.3 million reflects a reclassification of operations for properties sold during 2004 and 2005 and the one property held for sale that qualifies as discontinued operations. We recognized gains of $22.2 million in 2004 related to the sales of properties during 2004.

During 2004, the limited partners of IRT Partners LP elected to convert their partnership interest for our common stock. This conversion resulted in a decrease in the minority interest.

As a result of the foregoing, net income decreased by $5.1 million, or 5.2%, to $92.7 million for 2005 from $97.8 million in 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

The following summarizes items from our audited consolidated statements of operations that we think are important in understanding our operations and/or those items which significantly changed in 2004 compared to 2003 (in thousands):

	For the year ended December 31,
	2004	2003	% Change
Total rental revenue	$226,593	$176,799	28.2%
Property operating expenses	$60,102	$51,405	16.9%
Rental property depreciation and amortization	$35,631	$26,028	36.9%
General and administrative expenses	$16,601	$11,046	50.3%
Interest expense	$45,733	$36,115	26.6%

Total rental revenue increased by $49.8 million, or 28.2%, to $226.6 million in 2004 from $176.8 million in 2003. The following factors accounted for this difference:

•	Properties acquired during 2004 increased rental revenue by approximately $15.9 million;

•	The full year 2004 benefited from properties acquired during 2003 which increased rental revenue by approximately $18.3 million;

•	The acquisition of IRT increased rental revenue by approximately $11.2 million;

•	Same property rental revenue increased by approximately $1.9 million in 2004 due to higher occupancy at the centers and increases in rental rates; and

•	The completion of development and redevelopment properties increased rental revenue by approximately $2.4 million.

Property operating expenses increased by $8.7 million, or 16.9%, to $60.1 million for 2004 from $51.4 million in 2003. The following factors accounted for this difference:

•	Properties acquired during 2004 increased operating expenses by approximately $3.6 million;

•	Properties acquired during 2003 increased the full year 2004 operating expenses by approximately $3.4 million;

•	The acquisition of IRT increased property operating expenses by approximately $1.2 million;

•	Same property operating expenses decreased by approximately $345,000 due to lower maintenance expense; and

•	The completion of development and redevelopment properties increased operating expenses by $594,000.

Rental property depreciation and amortization increased by $9.6 million, or 36.9%, to $35.6 million for 2004 from $26.0 million in 2003. The following factors accounted for this difference:

•	Properties acquired during 2004 increased depreciation and amortization by approximately $2.9 million;

•	Properties acquired during 2003 increased depreciation and amortization by approximately $2.3 million;

•	The acquisition of IRT increased the full year 2004 depreciation and amortization by approximately $2.8 million;

•	Same property depreciation and amortization increased by $285,000 related to leasing and tenant improvement amortization; and

•	The completion of development and redevelopment properties increased depreciation and amortization by $1.2 million.

General and administrative expenses increased by $5.6 million, or 50.3% to $16.6 million for 2004 from $11.0 million in 2003. Compensation and employer related expenses increased by $3.3 million, including $2.4 million of deferred compensation expense associated with the issuance of restricted stock that vest over time and $700,000 of compensation and related expenses due to an increase of staffing. The 2004 general and administrative expenses also included an increase in professional fees of $860,000 related to compliance with the Sarbanes Oxley Act of 2002 and a write off of $1.1 million of pre-acquisition due diligence cost related to a corporate transaction that did not materialize.

Interest expense increased by $9.6 million, or 26.6%, to $45.7 million for 2004 from $36.1 million in 2003. This difference was primarily due to:

•	An increase of $5.9 million attributable to the $200 million unsecured senior notes issued in March, 2004;

•	An increase of $1.8 million attributable to the assumption of debt related to the acquisition of properties during 2004;

•	Properties acquired during 2003, including the acquisition of IRT, increased interest expense by $2.9 million due to assumption of mortgage loans;

•	Interest incurred on same properties decreased by $485,000 due to the repayment of certain existing mortgage notes;

•
Interest on the revolving credit lines decreased by $1.2 million due to repayment of outstanding balances from the proceeds received from the issuance of the senior notes and decreased borrowing activities, and

•	A decrease in capitalized interest due to the completion of development and redevelopment activities which increased interest expense by $618,000.

During 2003, we settled certain mortgage notes at a discount and recognized a loss on the extinguishment of debt of $513,000.

During 2004, the limited partners or IRT Partners LP elected to convert their partnership interest for our common stock. This conversion resulted in a decrease in the minority interest.

We sold 14 properties including one property held by a joint venture, and had one property held for sale at December 31, 2004. The $6.3 million of operating results of these properties are reflected as income from rental properties sold or held for sale, and include properties sold in 2005 and the one property held for sale, in which we have no continuing involvement, as of December 31, 2005. The sales of the properties in 2004 produced gains of $22.2 million. The 2003 discontinued operations of $8.9 million reflect a reclassification of properties sold during 2003, 2004 and 2005. We recognized gains of $3.1 million in 2003 related to the sales of properties during 2003.

As a result of the foregoing, net income increased by $34.2 million, or 53.7%, to $97.8 million for 2004 from $63.6 million in 2003.

Liquidity and Capital Resources

We anticipate that cash flows from operating activities will continue to provide adequate capital for dividend payments in accordance with the IRS’ REIT requirements and our operating needs. Depending on capital market conditions, we anticipate using cash on hand, borrowings under our existing unsecured revolving credit facilities, assumptions of mortgages, issuance of unsecured public debt and equity as well as other similar financing to provide the necessary capital to meet our needs.

Cash Flows. Net cash provided by operations of $117.2 million for the year ended December 31, 2005 included: (i) net income of $92.7 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $24.7 million, and (iii) a net change in operating assets over operating liabilities of $262,000, compared to net cash provided by operations of $113.1 million for the year ended December 31, 2004, which included: (i) net income of $97.8 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $13.1 million, and (iii), a net change in operating liabilities over operating assets of $2.2 million.

Net cash used in investing activities of $82.4 million for the year ended December 31, 2005 included: the acquisition of (i) three parcels of land held for future development, two retail properties, and two non-retail properties for $54.1 million, (ii) construction, development and other capital improvements of $34.3 million, (iii) increased leasing costs of $5.9 million, (iv) the purchase of securities of $60.6 million, and (v) an increase in notes receivable of $4.2 million, offset by proceeds from the sale of properties of $44.0 million, and proceeds from the sale of securities of $32.7 million.  These amounts should be compared to net cash used in investing activities of $244.8 million for the year ended December 31, 2004 which included: (i) the acquisition of three parcels of land held for future development and 17 shopping centers for $255.4 million, (ii) construction, development and other capital improvements of $34.0 million, (iii) increased leasing costs of $6.6 million, and (iv) the purchase of securities of $36.4 million, offset by (a) proceeds from property sales of $72.6 million, (b) distributions from joint ventures of $3.1 million, (c) proceeds from payments of notes receivable of $6.1 million, and (d) proceeds from the sale of securities of $5.8 million.

Net cash used in financing activities of $39.8 million for the year ended December 31, 2005 included: (i) net proceeds from the issuance of senior notes of $118.6 million, (ii) net proceeds from the issuance of common stock of $31.3 million, offset by (a) the repayment of ten mortgage notes aggregating $37.5 million and monthly principal payments on mortgage notes of $10.6 million, (b) cash dividends paid to common stockholders of $87.3 million, (c) net repayments under revolving credit facilities of $53.8 million, and (d) an increase in deferred financing costs of $463,000 related to the issuance of senior notes, and renewal of the revolving credit facility. These amounts should be compared to net cash provided by financing activities of $135.9 million for the year ended December 31, 2004, which included: (i) net proceeds from the issuance of senior notes of $198.5 million, (ii) net proceeds from the issuance of common stock of $57.9 million, and (iii) proceeds from the repayment of notes receivable of $3.5 million, offset by (a) the repayment of eight mortgage notes aggregating $15.9 million and monthly principal payments on mortgage notes of $9.8 million, (b) cash dividends paid to common stockholders of $80.9 million, (c) net repayments under revolving credit facilities of $15.0 million, (d) an increase in deferred financing costs of $1.9 million related to the issuance of senior notes, and (e) miscellaneous uses of $529,000.

Debt. The following is a summary of our borrowings consisting of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities (in thousands):

	December 31,
	2005	2004
Mortgage Notes Payable
Fixed rate mortgage loans	$446,925	$495,056
Unamortized net premium on mortgage notes payable	11,006	12,721
Total	$457,931	$507,777

The weighted average interest rate at December 31, 2005 and 2004 was 7.19% and 7.26%, respectively, excluding the effects of the premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $103.6 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

	December 31,
	2005	2004
Unsecured Senior Notes Payable

7.77% Senior Notes, due 4/1/06	$50,000	$50,000
7.25% Senior Notes, due 8/15/07	75,000	75,000
3.875% Senior Notes, due 4/15/09	200,000	200,000
Fair value of interest rate swap	(4,596)	(2,739)
7.84% Senior Notes, due 1/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	120,000	-
Unamortized net premium on unsecured senior notes payable	4,824	8,882
Total	$470,228	$356,143

In September, 2005, we completed a $120 million offering of 5.375% senior unsecured notes that mature on October 15, 2015. Interest is due semi-annually on April 15 and October 15 of each year commencing on April 15, 2006. The notes were issued at a discount of $614,000 that will be amortized as interest expense over their life.

The indentures under which our unsecured senior notes were issued have several covenants which limit our ability to incur debt, require us to maintain an unencumbered assets ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with any other entity. These notes have also been guaranteed by most of our subsidiaries.

The interest rate on the 7.77% senior notes is subject to a 50 basis point increase if we do not maintain an investment grade debt rating.

We swapped $100.0 million of the $200.0 million of 3.875% senior notes to a floating interest rate based on 6-month LIBOR in arrears plus 0.4375%.

The weighted average interest rate of the unsecured senior notes at December 31, 2005 and 2004 was 5.2%, and 5.12%, respectively, and excluding the effects of the interest rate swap and premium adjustment.

	December 31,
	2005	2004
Unsecured Revolving Credit Facilities
Wells Fargo	$93,000	$147,000
City National Bank	165	-
Total	$93,165	$147,000

In January 2006, we amended and restated our unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility has a maximum principal amount of $275 million and bears interest at our option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of our senior unsecured long term notes, or (ii) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of our subsidiaries. Based on our current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings in an amount not to exceed $137.5 million, a $35 million swing line facility for short term borrowing and a $20 million letter of credit commitment and may, at our request, be increased up to a total commitment of $400 million. The facility expires January 17, 2009 with a one-year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, we can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends. The weighted average interest rate as of December 31, 2005 and 2004 was 4.68 % and 2.80%, respectively.

We also have a $5 million unsecured credit facility with City National Bank of Florida, of which there was a $165,000 outstanding balance as of December 31, 2005 and no outstanding balance at December 31, 2004. This facility also provides collateral for $1.3 million in outstanding letters of credit.

As of December 31, 2005, the availability under the various credit facilities as revised in January 2006, was approximately $185.6 million, net of outstanding balances and letters of credit.

At December 31, 2005, our fully diluted market capitalization totaled $2.8 billion, comprising 75.8 million shares of common stock and $1.0 billion of net debt (excluding any unamortized fair market premium/discount and net of cash). Our ratio of net debt to total market capitalization was 36.5%, and our ratio of net debt to gross real estate cost and securities investments was 48.2%.

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

Indebtedness

The following table sets forth certain information regarding our indebtedness as of December 31, 2005 (dollars in thousands):

Property	Balance at December 31, 2005	Interest Rate(1)	Maturity Date	Balance Due at Maturity

Fixed Rate Mortgage Debt

Walden Woods	$ 2,148	7.875%	08/01/06	$ 2,071
Highland Square	3,847	8.870%	12/01/06	3,743
Crossroads Square	12,123	8.440%	12/01/06	11,922
Rosemeade	3,031	8.295%	12/01/07	2,864
Colony Square	2,932	7.540%	01/01/08	2,834
Parkwood	6,015	7.280%	01/01/08	5,805
Richwood	3,099	7.280%	01/01/08	2,990
Commonwealth	2,510	7.000%	02/15/08	2,217
Mariners Crossing	3,280	7.080%	03/01/08	3,154
Pine Island/Ridge Plaza	24,195	6.910%	07/01/08	23,104
Forestwood	6,961	5.070%	01/01/09	6,406
Shoppes of North Port	3,902	6.650%	02/08/09	3,526
Prosperity Centre	5,624	7.875%	03/01/09	4,137
Shoppes of Ibis	5,497	6.730%	09/01/09	4,680
Tamarac Town Square	6,029	9.190%	10/01/09	5,583

Property	Balance at December 31, 2005	Interest Rate(1)	Maturity Date	Balance Due at Maturity
Park Promenade	$ 6,173	8.100%	02/01/10	$ 5,833
Skipper Palms	3,493	8.625%	03/01/10	3,318
Jonathan’s Landing	2,832	8.050%	05/01/10	2,639
Bluff’s Square	9,914	8.740%	06/01/10	9,401
Kirkman Shoppes	9,362	8.740%	06/01/10	8,878
Ross Plaza	6,529	8.740%	06/01/10	6,192
Boynton Plaza	7,345	8.030%	07/01/10	6,902
Pointe Royale	4,015	7.950%	07/15/10	2,502
Westgate	29,159	4.880%	07/31/10	26,702
Shops at Skylake	13,874	7.650%	08/01/10	11,644
Parkwest Crossing	4,636	8.100%	09/01/10	4,352
Spalding Village	9,899	8.190%	09/01/10	7,932
Minyards	2,432	8.320%	11/01/10	2,175
Charlotte Square	3,479	9.190%	02/01/11	2,992
Forest Village	4,389	7.270%	04/01/11	4,044
Boca Village	8,114	7.200%	05/01/11	7,466
MacLand Pointe	5,731	7.250%	05/01/11	5,267
Pine Ridge Square	7,184	7.020%	05/01/11	6,579
Sawgrass Promenade	8,115	7.200%	05/01/11	7,466
Presidential Markets	26,872	7.650%	06/01/11	24,863
Lake Mary	24,011	7.250%	11/01/11	21,973
Lake St. Charles	3,790	7.130%	11/01/11	3,461
Belfair Towne Village	10,984	7.320%	12/01/11	9,322
Marco Town Center	8,413	6.700%	01/01/12	7,150
Riverside Square	7,474	9.190%	03/01/12	6,458
Sparkleberry Square	6,526	6.170%	11/30/12	5,374
Cashmere	5,032	5.880%	11/01/12	4,084
Eastwood	5,996	5.880%	11/01/12	4,866
Meadows	6,301	5.870%	11/01/12	5,113
Lutz Lake	7,500	6.280%	12/01/12	7,012
Summerlin Square	3,326	6.750%	02/01/14	-
Bird Ludlum	9,035	7.680%	02/15/15	-
Treasure Coast	4,238	8.000%	04/01/15	-
Shoppes of Silverlakes	2,460	7.750%	07/01/15	-
Medford(3)	5,206	8.690%	02/01/16	-
Swampscott(3)	2,262	8.690%	02/01/16	-
Plymouth(3)	3,805	8.690%	02/01/16	-
Grassland Crossing	5,657	7.870%	12/01/16	2,601
Mableton Crossing	3,961	6.850%	08/15/18	1,869
Sparkleberry Square	7,618	6.750%	06/30/20	-
BridgeMill	9,221	7.940%	05/05/21	3,761
Westport Plaza	4,782	7.490%	08/24/23	1,340

Property	Balance at December 31, 2005	Interest Rate(1)	Maturity Date	Balance Due at Maturity
Chastain Square	$ 3,719	6.500%	02/28/24	-
Daniel Village	4,064	6.500%	02/28/24	-
Douglas Commons	4,842	6.500%	02/28/24	-
Fairview Oaks	4,583	6.500%	02/28/24	-
Madison Centre	3,718	6.500%	02/28/24	-
Paulding Commons	6,312	6.500%	02/28/24	-
Siegen Village	4,107	6.500%	02/28/24	-
Wesley Chapel Crossing	3,242	6.500%	02/28/24	-

Total Fixed Rate Mortgage Debt (65 loans)	446,925	7.19%	5.2 years	$326,567
		(wtd.-avg. interest rate)	(wtd.-avg. maturity)

Fixed Rate Unsecured Senior Notes Payable

7.77% senior notes	50,000	7.77%	04/01/06	$50,000
7.25% senior notes	75,000	7.25%	08/15/07	75,000
3.875% senior notes (2)	200,000	3.875%	04/15/09	200,000
Fair value of interet rate swap (2)	(4,596)	6-month LIBOR + 0.4375%	04/15/09	-
7.84% senior notes	25,000	7.84%	01/23/12	25,000
5.375% senior notes	120,000	5.375%	10/15/15	120,000

Total Fixed Rate Unsecured Senior Notes Payable	465,404	5.20%	4.55 years	$470,000
		(wtd.-avg. interest rate)	(wtd.-avg. maturity)

Unsecured Variable Rate Revolving Credit Facilities

Wells Fargo	93,000	4.68%	1/16/09	$93,000
City National Bank	165	5.237%	2/12/06	165

Total Unsecured Variable Rate Revolving Credit Facilities	93,165			$93,165
Total Debt	$1,005,494

(1)	The rate in effect on December 31, 2005, excludes effect of premium/discounts.

(2)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the 6 month LIBOR in arrears, plus 0.4375%. The indicated rate and weighted average rate for the unsecured senior notes do not reflect this interest rate swap.

(3)	We notified the lender of our intent to prepay these mortgages on March 1, 2006.

Our mortgage and outstanding revolving credit facilities indebtedness outstanding at December 31, 2005 will require approximate balloon and scheduled principal payments as follows (in thousands):

	Secured Debt		Unsecured Debt
Year Due	Scheduled Amortization	Balloon Payments	Revolving Credit Facilities	Senior Notes(1)	Total
2006	$10,206	$28,927	$165	$50,000	$89,298
2007	10,464	2,864	-	75,000	88,328
2008	10,532	40,104	-	-	50,636
2009	10,189	24,332	93,000	200,000	327,521
2010	9,203	98,471	-	-	107,674
2011	7,376	93,433	-	-	100,809
2012	6,110	40,056	-	25,000	71,166
2013	5,696	-	-	-	5,696
2014	5,666	-	-	-	5,666
2015	4,192	30	-	120,000	124,222
Thereafter	29,089	9,985	-	-	39,074
Total	$108,723	$338,202	$93,165	$470,000	$1,010,090

(1)	Excludes the fair value of the interest rate swap.

We may not have sufficient funds on hand to repay these balloon amounts at maturity. Therefore, we expect to refinance this indebtedness either through additional mortgage financing secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. Our results of operations could be affected if the cost of new debt is greater or lesser than the cost of the maturing debt. If new financing is not available, we could be required to sell assets and our business would be adversely affected.

Development Activity. As of December 31, 2005, we had 17 significant development and redevelopment projects underway or in the planning stage totaling approximately $107.2 million of asset value which we anticipate will require $34.4 million of additional investment to complete based on current plans and estimates. The more significant of these include:

•	The development of two supermarket-anchored shopping centers, in McDonough, Georgia and Huntsville, Alabama;

•	Shops at Skylake in North Miami Beach, Florida, where we are in the process of adding 37,000 square feet of additional retail space;

•	Belfair Towne Village in Bluffton, South Carolina, where we are adding 41,250 square feet of retail space;

•	St. Lucie West Plaza, adjacent to our Cashmere Corners property in Port St. Lucie, Florida, where we are building 20,000 square feet of retail shops;

•	Mariner Crossing in Spring Hill, Florida, where we are building a 6,000 square foot building on an out parcel;

•	West Roxbury in West Roxbury, Massachusetts, where we are adding 8,000 square feet of retail space to the existing center; and

•	Bluebonnet Village in Baton Rouge, Louisiana, where we are adding 10,750 square feet of retail space on an out parcel.

These developments and redevelopments are scheduled for completion starting early 2006.

Shelf Registration. We have a universal shelf registration statement on file with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, debt securities, depositary shares and warrants. The registration statement provides us additional flexibility in accessing capital markets to fund future growth and for general corporate purposes.
Equity. For the year ended December 31, 2005, we issued 595,700 shares of our common stock pursuant to the exercise of stock options at prices ranging from $10.00 to $16.22 per share. We also issued 1.3 million shares of common stock at prices ranging from $20.71 to $23.62 per share pursuant to our Divided Reinvestment and Stock Purchase Plan. As of December 31, 2005, we have 5.7 million shares remaining for sale under our Dividend Reinvestment and Stock Purchase Plan.

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

Distributions. We believe that we currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT. Our cash distributions for the year ended December 31, 2005 were $87.3 million.

New Accounting Standards

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other than temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (FSP EITF 03-11). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other than temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005, and we continued to apply relevant “other-than-temporary” guidance, as provided for in FSP EITF 03-1-1 during fiscal 2005. We do not believe that the adoption of the guidance of FSP FAS 115-1 and FAS 124-1 will have a significant effect on our future consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. Public companies with calendar year-ends would be required to adopt the provision of the standard effective for fiscal years beginning after June 15, 2005. The adoption on January 1, 2006 of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on our overall financial position. Management has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption. We estimate that the impact of adopting SFAS 123(R) in 2006 on our prior year and unvested stock option grants only will be approximately $276,000. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact as presented in the disclosure of pro forma net income and earnings per share in Note 1, Stock Options, in the accompanying consolidated financial statements.

In December of 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This pronouncement is prospective and has no effect on our financial position or results of operations as of December 31, 2004.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The Interpretation became effective for us in the fiscal year ended December 31, 2005. The adoption of the provisions of FIN 47 did not have an effect on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction (SFAS 154”), which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of 2006. We are currently evaluating the effects of this proposed standard, but we do not expect it to materially impact our financial position, results of operations or cash flows.

In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-06, Determining the Amortization period of Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or term that includes renewals that has been reasonably assured at the date of the business combination. The guidance is effective for periods beginning after June 29, 2005. EITF 05-06 did not impact our results of operations, financial position or liquidity.

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

Interest Rate Risk

Interest Rate Risk. The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction. We intend to utilize variable rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and for other operating needs. With respect to our fixed rate mortgage notes and fixed rate senior unsecured notes, changes in interest rates generally do not affect our interest expense as these notes are predominantly at fixed-rates for extended terms. Because we have the intent to hold our existing fixed rate notes either to maturity or until the sale of the associated property, these fixed-rate notes do not pose an interest rate risk to our results of operations or our working capital position, only upon the refinancing of that mortgage. Our possible risk is from increases in long-term interest rates that may occur over a period of several years, as this may decrease the overall value of its real estate.

As of December 31, 2005, we had approximately $193.1 million of outstanding floating rate debt, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2005, in relation to our $1.0 billion of outstanding debt, $2.0 billion of total assets and $1.8 billion total equity market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.9 million. If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.9 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $193.1 million (including the $100 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of December 31, 2005.

The fair value of our fixed rate debt is $816.0 million, which includes the mortgage notes and fixed rate portion of senior unsecured notes payable (excluding the unamortized premium). If interest rates increase by 1%, the fair value of our total fixed rate debt would decrease by approximately $25.4 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $35.6 million. This assumes that our total outstanding fixed rate debt remains at $816.9 million, the balance as of December 31, 2005.

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

During 2004, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $4.6 million as of December 31, 2005. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

We have entered into interest rate swap contracts which fix the treasury rate for an anticipated financing in early 2006 at a weighted average interest rate of 4.39% per annum on notional amounts aggregating $95.0 million which expire in March 2006. The Company entered into the interest rate swap contracts to reduce our exposure to the variability in future cash flows attributable to changes in the treasury rate in contemplation of obtaining fixed-rate financing. During 2006, we unwound $75.0 million of the swaps for total settlement proceeds to us of $1.0 million.

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

Other Market Risks

As of December 31, 2005, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

For purposes of the Securities and Exchange Commission's market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2005. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts as of December 31, 2005, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 25, 2005, we filed a Current Report on Form 8-K reporting that on May 23, 2005, we notified Deloitte & Touche LLP, our former independent registered public accounting firm, that we had elected to change accounting firms and, therefore, were dismissing Deloitte & Touche.

The decision to change auditors was approved by the audit committee of our board of directors.

Neither Deloitte & Touche’s audit reports on our consolidated financial statements for the two years ended December 31, 2004 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements with Deloitte & Touche, whether resolved or unresolved, on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure that, if not resolved to Deloitte & Touche’s satisfaction, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its report for either of the two years ended December 31, 2004 or any subsequent interim period through May 23, 2005.

On June 17, 2005, the audit committee of our board of directors finalized the engagement of Ernst & Young LLP as our new independent registered public accounting firm. Neither we nor anyone acting on our behalf consulted with Ernst & Young with respect to any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, as of December 31, 2005, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the December 31, 2005 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management Report on Internal Control over Financial Reporting

The report of our management regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Management Report on Internal Control over Financial Reporting” and incorporated herein by reference.

(c)   Attestation Report of Independent Registered Public Accounting Firm

The attestation report of our independent registered public accounting firm regarding internal control over financial reporting is set forth in page F-2 of Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

(d)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	977,230	$16.00	2,825,557
Equity compensation plans not approved by security holders	-	-	-
Total	977,230	$16.00	2,825,557

(1)	Includes information related to our 1995 Stock Option Plan, 2000 Executive Incentive Compensation Plan, 1989 IRT Stock Option Plan and 1998 IRT Long-Term Incentive Plan.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial information is included as a separate section of this Form 10-K:

1.	Financial Statements:
Page

	Management Report on Internal Control Over Financial Reporting	F- 1
	Report of Independent Registered Public Accounting Firm on Management Report on Internal Control over Financial Reporting	F- 2
	Report of Independent Registered Public Accounting Firm	F- 4
	Consolidated Balance Sheets as of December 31, 2005 and 2004	F- 6
	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	F- 7 - F- 8
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	F- 9
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	F- 10
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F- 11 - F- 12
	Notes to the Consolidated Financial Statements	F- 13 - F- 42

2.	Financial statement schedules required to be filed

	Schedule III - Real Estate Investments and Accumulated Depreciation	S-1
Schedules I, II, IV and V are not required to be filed.

(b)	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.

EXHIBIT NO.	DESCRIPTION

3.1	Composite Charter of the Company (Exhibit 3.1) (1)
3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2) (2)
4.1	Indenture dated November 9, 1995 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4(c)) (3)
4.2	Supplemental Indenture No. 1, dated March 26, 1996, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4) (4)
4.3	Supplemental Indenture No. 2, dated August 15, 1997, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4) (5)
4.4	Supplemental Indenture No. 3, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (6)
4.5	Supplemental Indenture No. 4, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (7)
4.6	Supplemental Indenture No. 5, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (8)

4.7	Supplemental Indenture No. 6, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (9)
4.8	Supplemental Indenture No. 7, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (25)
4.9	Indenture, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (6)
4.10	Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (6)
4.11	Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (7)
4.12	Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (8)
4.13	Supplemental Indenture No. 4, dated March 26, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (10)
4.14	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (9)
4.15	Supplemental Indenture No. 6 dated May 20, 2005, between the Company and Sun Trust Bank, as Trustee (Exhibit 4.2)(25)
4.16	Supplemental Indenture No. 7 dated September 20, 2005, between the Company and Sun Trust Bank, as Trustee (Exhibit 4.1)(26)
4.17	Supplemental Indenture No. 8 dated December 30, 2005, between the Company and Sun Trust Bank, as Trustee
10.1	Form of Indemnification Agreement (Exhibit 10.1)(30)
10.2	1995 Stock Option Plan, as amended (11)*
10.3	Amended and Restated 2000 Executive Incentive Plan (Annex A) (12)*
10.4	Form of Stock Option Agreement for stock options awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.3) (21)*
10.5	Form of Restricted Stock Agreement for restricted stock awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.4) (21)*
10.6	IRT 1989 Stock Option Plan, assumed by the Company (13)*
10.7	IRT 1998 Long-Term Incentive Plan, assumed by the Company (14)*
10.8	2004 Employee Stock Purchase Plan (Annex B) (12)*
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
10.25
Credit Agreement, dated February 7, 2003, among the Company, each of the financial institutions initially a signatory thereto; Commerzbank AG New York and Grand Cayman Branches, Keybank National Association and Southtrust Bank, as Documentary Agents; and Wells Fargo Bank, National Association, as Sole Lead Arranger and Administration Agent (Exhibit 10.1) (10)

10.25
Amendment No. 1 to Credit Agreement, dated as of March 18, 2004, among the Company, Wells Fargo Bank, National Association, in its capacity as contractual representative of the lenders named therein (Exhibit 10.1) (23)

10.26
Amendment No. 2 to Credit Agreement, dated as of July 19, 2004, among the Company, Wells Fargo Bank, National Association, in its capacity as contractual representative of the lenders named therein (Exhibit 10.1) (24)

10.27
Amended and Restated Credit Agreement, dated as of January 17, 2006, among the Company, each of the financial institutions initially a signatory thereto, Wachovia Bank National Association and SunTrust Bank, as Co-Syndication Agents, PNC Bank National Association and JP Morgan Chase Bank, N.A., as Co-Documentation Agents, Bank of America, N.A., Harris Nesbitt (Bank Of Montreal) and Branch Banking and Trust Company, as Managing Agents, and Wells Fargo Bank, National Association as Administrative Agent and as Sole Lead Arranger. (Exhibit 10.1)(27)

10.28	Clarification Agreement and Protocol, dated as of January 1, 2004, among the Company and Gazit-Globe (1982), Ltd. (Exhibit 10.2) (23)
10.29	Employment Agreement dated as of May 26, 2005 between the Company and Alan Merkur (Exhibit 10.1)(28)
10.30	Employment Agreement dated as of May 31, 2005 between the Company and David Briggs (Exhibit 10.2)(28)
10.31	Equity One, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit 10.1) (29)
12.1	Ratios of Earnings to Fixed Charges
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*Identifies employee agreements, management contracts, compensatory plans or other arrangements.

(1)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2003, and incorporated by reference herein.

(3)	Previously filed by IRT Property Company as an exhibit to IRT’s Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated by reference herein.

(4)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 26, 1996, and incorporated by reference herein.

(5)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on August 13, 1997, and incorporated by reference herein.

(6)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.

(7)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.

(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.

(9)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, and incorporated by reference herein.

(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 31, 2004, and incorporated by reference herein.

(11)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 30, 1999, and incorporated herein by reference.

(12)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 21, 2004, and incorporated herein by reference.

(13)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 22, 1989, and incorporated herein by reference.

(14)	Previously filed by IRT Property Company with IRT’s definitive Proxy Statement for the Annual Meeting of Stockholders held on May 22, 1998, and incorporated herein by reference.

(15)	Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated herein by reference.

(16)	Previously filed as Appendix A to our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001 and incorporated herein by reference.

(17)	Previously filed with our Annual Report Form 10-K/A filed on March 18, 2002, and incorporated herein by reference.

(18)	Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2002, and incorporated by reference herein.

(19)	Previously filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2003, and incorporated by reference herein.

(20)	Previously filed with our Current Report on Form 8-K filed on January 6, 2004, and incorporated by reference herein.

(21)	Previously filed with our Current Report on Form 8-K filed on February 18, 2005, and incorporated by reference herein.

(22)	Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.

(23)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2004, and incorporated by reference herein.

(24)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 26, 2004, and incorporated by reference herein.

(25)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and incorporated by reference herein.

(26)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 20, 2005, and incorporated by reference herein.

(27)	Previously filed as an exhibit to our Current Report on Form 8-K on January 20, 2006, and incorporated by reference herein.

(28)	Previously filed as an exhibit to our Current Report on Form 8-K on June 1 2005, and incorporated by reference herein.

(29)	Previously filed as an exhibit to our Current Report on Form 8-K on July 7, 2005, and incorporated by reference herein.

(30)	Previously filed as an exhibit to our Annual Report on Form 10-K on March 16, 2005, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2006	EQUITY ONE, INC.

By: /s/ Chaim Katzman
Chaim Katzman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Chaim Katzman	Chairman of the Board and	March 1, 2006
Chaim Katzman	Chief Executive Officer
(Principal Executive Officer)

/s/ Doron Valero	President, Chief Operating Officer	March 1, 2006
Doron Valero	and Director

/s/ Howard M. Sipzner	Executive Vice President and	March 1, 2006
Howard M. Sipzner	Chief Financial Officer
(Principal Accounting and
Financial Officer)

/s/ Noam Ben Ozer	Director	March 1, 2006
Noam Ben Ozer

/s/ James S. Cassel	Director	March 1, 2006
James S. Cassel

/s/ Robert L. Cooney	Director	March 1, 2006
Robert L. Cooney

/s/ Neal Flanzraich	Director	March 1, 2006
Neal Flanzraich

/s/ Patrick L. Flinn	Director	March 1, 2006
Patrick L. Flinn

/s/ Nathan Hetz	Director	March 1, 2006
Nathan Hetz

/s/ Peter Linneman	Director	March 1, 2006
Peter Linneman

/s/ Shaiy Pilpel	Director	March 1, 2006
Dr. Shaiy Pilpel

/s/ Dori Segal	Director	March 1, 2006
Dori Segal

EQUITY ONE, INC. AND SUBSIDIARIES

Page

Management Report on Internal Control Over Financial Reporting	F-1

Report of Independent Registered Public Accounting Firm on Management Report on Internal Control over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firms	F-4

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-6

Consolidated Statements of Operations for the years ended December 31, 2005, 2004, 2003	F-7 - F-8

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004, 2003	F-9

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, 2003	F-10

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, 2003	F-11 - F-12

Notes to the Consolidated Financial Statements	F-13 - F-42

Management Report on Internal Control Over Financial Reporting

The management of Equity One, Inc. and subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting, which requires the use of certain estimates and judgments, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Equity One, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Equity One, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

Miami, Florida
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Equity One, Inc.

We have audited the accompanying consolidated balance sheet of Equity One, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of Equity One, Inc. and subsidiaries for each of the two years in the period ended December 31, 2004 were audited by other auditors whose report dated March 11, 2005 (March 1, 2006, as to the effects of the discontinued operations described in Note 10), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity One, Inc. and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

Miami, Florida
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Equity One, Inc.
North Miami Beach, Florida

We have audited the accompanying consolidated balance sheet of Equity One, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Equity One, Inc., and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report (not presented herein) dated March 11, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 11, 2005 (March 1, 2006, as to the effects
of the discontinued operations described in Note 10)

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(In thousands, except per share amounts)

	2005	2004
ASSETS
PROPERTIES:
Income producing	$1,661,243	$1,915,216
Less: accumulated depreciation	(111,031)	(95,934)
Income producing property, net	1,550,212	1,819,282
Construction in progress and land held for development	64,202	41,759
Property held for sale	282,091	12,646
Properties, net	1,896,505	1,873,687
CASH AND CASH EQUIVALENTS	102	5,122
ACCOUNTS AND OTHER RECEIVABLES, NET	17,600	15,699
SECURITIES	67,588	35,756
GOODWILL	12,013	14,020
OTHER ASSETS	58,225	48,008
TOTAL	$2,052,033	$1,992,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
NOTES PAYABLE
Mortgage notes payable	$392,480	$495,056
Mortgage notes payable related to property held for sale	54,445	-
Unsecured revolving credit facilities	93,165	147,000
Unsecured senior notes payable	465,404	347,261
	1,005,494	989,317
Unamortized premium/discount on notes payable	15,830	21,603
Total notes payable	1,021,324	1,010,920
OTHER LIABILITIES
Accounts payable and accrued expenses	40,161	32,857
Tenant security deposits	9,561	8,559
Other liabilities	6,833	7,171
Total liabilities	1,077,879	1,059,507
MINORITY INTEREST	1,425	1,397
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value - 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value - 100,000 shares authorized, 75,409 and 73,597 shares issued and outstanding for 2005 and 2004, respectively	754	736
Additional paid-in capital	955,378	920,616
Retained earnings	22,950	17,481
Accumulated other comprehensive income	3,404	4,633
Unamortized restricted stock compensation	(9,692)	(11,928)
Notes receivable from issuance of common stock	(65)	(150)
Total stockholders’ equity	972,729	931,388
TOTAL	$2,052,033	$1,992,292

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(In thousands, except per share amounts)

	2005	2004	2003
RENTAL REVENUE:
Minimum rents	$191,634	$173,151	$134,640
Expense recoveries	54,643	48,037	39,132
Termination fees	4,940	3,490	1,363
Percentage rent payments	1,747	1,915	1,664
Total rental revenue	252,964	226,593	176,799
EXPENSES:
Property operating expenses	66,818	60,102	51,405
Rental property depreciation and amortization	43,162	35,631	26,028
General and administrative expenses	17,281	16,601	11,046
Total costs and expenses	127,261	112,334	88,479
INCOME BEFORE OTHER INCOME AND EXPENSE, MINORITY INTEREST AND DISCONTINUED OPERATIONS	125,703	114,259	88,320
OTHER INCOME AND EXPENSE:
Interest expense	(51,750)	(45,733)	(36,115)
Amortization of deferred financing fees	(1,512)	(1,370)	(993)
Investment income	7,941	2,346	1,089
Other income	498	537	687
Loss on extinguishment of debt	-	-	(513)
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	80,880	70,039	52,475
MINORITY INTEREST	(188)	(576)	(756)
INCOME FROM CONTINUING OPERATIONS	80,692	69,463	51,719
DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	589	6,278	8,892
Gain on disposal of income producing properties	11,460	22,176	3,083
Minority interest	-	(113)	(47)
Total income from discontinued operations	12,049	28,341	11,928
NET INCOME	$92,741	$97,804	$63,647

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except per share amounts)

	2005	2004	2003

EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE
Income from continuing operations	$1.10	$0.99	$0.86
Income from discontinued operations	0.16	0.40	0.20
Total basic earnings per share	$1.26	$1.39	$1.06
NUMBER OF SHARES USED IN COMPUTING BASIC EARNINGS PER SHARE	73,840	70,447	59,998
DILUTED EARNINGS PER SHARE
Income from continuing operations	$1.08	$0.97	$0.86
Income from discontinued operations	0.16	0.40	0.19
Total diluted earnings per share	$1.24	$1.37	$1.05
NUMBER OF SHARES USED IN COMPUTING DILUTED EARNINGS PER SHARE	74,790	72,036	61,665

			(Concluded	)

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except per share amounts)

	2005	2004	2003

NET INCOME	$92,741	$97,804	$63,647
OTHER COMPREHENSIVE INCOME (LOSS):
Changes in fair value of cash flow hedges	--	122	(122)
Net unrealized holding gain on securities available for sale	4,330	4,633	46
Reclassification adjustment for gain on the sale of securities included in net income	(5,559)	--	--
COMPREHENSIVE INCOME	$91,512	$102,559	$63,571

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31 2003, 2004 AND 2005
(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Unamortized Restricted Stock Compensation	Notes Receivable from the Issuance of Common Stock	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2003	$345	$355,450	$5,969	$(46)	$(4,375)	$(7,112)	$350,231

Issuance of common stock
IRT transaction	175	231,562	-	-	-	-	231,737
Other issuances	174	259,445	-	-	(5,716)	3,505	257,408
Stock issuance cost	-	(1,718)	-	-	-	-	(1,718)
Net income	-	-	63,647	-	-	-	63,647
Dividends paid	-	(1,061)	(69,616)	-	-	-	(70,677)
Changes in fair value of cash flow hedges	-	-	-	(122)	-	-	(122)
Net unrealized holding gain on securities available for sale	-	-	-	46	-	-	46

BALANCE, DECEMBER 31, 2003	694	843,678	-	(122)	(10,091)	(3,607)	830,552

Issuance of common stock	42	77,853	-	-	(1,837)	-	76,058
Stock issuance cost	-	(334)	-	-	-	-	(334)
Repayments of notes receivable from issuance of common stock	-	-	-	-	-	3,457	3,457
Net income	-	-	97,804	-	-	-	97,804
Dividends paid	-	(581)	(80,323)	-	-	-	(80,904)
Changes in fair value of cash flow hedges	-	-	-	122	-	-	122
Net unrealized holding gain on securities available for sale	-	-	-	4,633	-	-	4,633

BALANCE, DECEMBER 31, 2004	$736	$920,616	$17,481	$4,633	$(11,928)	$(150)	$931,388

Issuance of common stock	18	34,943	-	-	2,236	-	37,197
Stock issuance cost	-	(181)	-	-	-	-	(181)
Repayments of notes receivable from issuance of common stock	-	-	-	-	-	85	85
Net income	-	-	92,741	-	-	-	92,741
Dividends paid	-	-	(87,272)	-	-	-	(87,272)
Net unrealized holding gain on securities available for sale	-	-	-	(1,229)	-	-	(1,229)

BALANCE, DECEMBER 31, 2005	$754	$955,378	$22,950	$3,404	$(9,692)	$(65)	$972,729

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(In thousands, except per share amounts)

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$92,741	$97,804	$63,647
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(4,450)	(3,835)	(1,974)
Amortization of above/(below) market intangibles	(1,006)	(192)	-
Provision for losses on accounts receivable	893	199	582
Amortization of premium on notes payable	(5,159)	(4,958)	(3,584)
Amortization of deferred financing fees	1,512	1,459	1,111
Rental property depreciation and amortization	43,445	37,215	28,007
Amortization of restricted stock	5,973	5,401	3,061
Gain on disposal of real estate	(11,460)	(22,334)	(3,083)
Gain on sale of securities	(5,223)	(593)	(9)
Loss on debt extinguishment	-	-	623
Equity in loss (income) of joint ventures	-	46	(500)
Minority interest in earnings of consolidated subsidiary	188	689	803
Changes in assets and liabilities:
Accounts and other receivables	(1,832)	(2,406)	(5,080)
Other assets	(2,768)	(2,147)	(2,969)
Accounts payable and accrued expenses	3,674	4,662	(5,606)
Tenant security deposits	1,002	853	1,038
Other liabilities	(338)	1,247	2,195
Net cash provided by operating activities	117,192	113,110	78,262
INVESTING ACTIVITIES:
Additions to and purchases of rental property	(36,081)	(263,640)	(151,630)
Purchases of land held for development	(29,290)	(4,214)	(1,688)
Additions to construction in progress	(23,058)	(21,557)	(32,375)
Proceeds from disposal of rental properties	44,024	72,568	25,013
Decrease (increase) in cash held in escrow	(51)	-	12,897
Proceeds from sales of joint venture interest	-	-	2,230
(Contributions to joint venture) distributions from joint venture related to sale of property	(12)	3,119	5,424
Increase in deferred leasing expenses	(5,877)	(6,668)	(4,455)
Additions to notes receivable	(4,227)	-	-
Proceeds from repayments of notes receivable	40	6,090	5,074
Proceeds from sale of securities	32,764	5,814	976
Cash used to purchase securities	(60,603)	(36,363)	-
Cash used in the purchase of IRT	-	-	(189,382)
Cash acquired in acquisitions	-	-	1,756
Net cash used in investing activities	(82,371)	(244,851)	(326,160)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(48,131)	(25,721)	(63,586)
Net (repayments) borrowings under revolving credit facilities	(53,835)	(15,000)	131,000
Increase in deferred financing expenses	(463)	(1,926)	(888)
Proceeds from stock subscription and issuance of common stock	31,510	58,304	249,205
Proceeds from senior debt offering	118,606	198,550	-
Stock issuance costs	(181)	(334)	(1,718)
Repayment of notes receivable from issuance of common stock	85	3,457	3,505
Cash dividends paid to stockholders	(87,272)	(80,904)	(70,677)
Distributions to minority interest	(160)	(529)	(921)
Net cash (used in) provided by financing activities	$(39,841)	$135,897	$245,920
			(continued )

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except per share amounts)

	2005	2004	2003

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(5,020)	$4,156	$(1,978)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,122	966	2,944
CASH AND CASH EQUIVALENTS, END OF YEAR	$102	$5,122	$966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$55,249	$50,155	$36,703

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain on securities	$(1,229)	$4,633	$46
Change in fair value of hedges		$122	$(122)
Conversion of operating partnership units		$14,108	$2,880
Issuance of restricted stock	$3,962	$5,624	$7,534
Common stock issued for notes receivable
Note receivable from sale of property		$9,355
The Company acquired and assumed mortgages on some of the rental property acquisitions:
Fair value of rental property		$148,416	$101,692
Assumption of mortgage notes payable		(61,674)	(54,369)
Fair value adjustment of mortgage notes payable		(2,697)	(6,029)
Cash paid for rental property		$84,045	$41,294

The Company issued senior unsecured notes:
Face value of notes	$120,000	$200,000
Underwriting costs	(780)	(1,200)
Discount	(614)	(250)
Cash received	$118,606	$198,550

The Company acquired all of the outstanding common stock of IRT for $763,047, including transaction costs:
Fair value of assets acquired, including goodwill			$763,047
Assumption of liabilities, unsecured senior notes and mortgage notes payable			(319,598)
Fair value adjustment of unsecured senior notes and mortgage notes payable			(22,330)
Common stock issued			(231,737)
Cash paid for IRT acquisition, including transaction costs			$189,382

			(concluded )

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except per share amounts)

1.	Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages community and neighborhood shopping centers located predominantly in high growth markets in the southern and northeastern United States. These shopping centers are primarily anchored by supermarkets or other necessity-oriented retailers such as drugstores or discount retail stores.

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

Portfolio
As of December 31, 2005, the Company owned a total of 192 properties, encompassing 125 supermarket-anchored shopping centers, seven drug store-anchored shopping centers, 49 other retail-anchored shopping centers, six retail development parcels and five non-retail properties, as well as a non-controlling interest in one unconsolidated joint venture.

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

Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Land improvements	40 years
Buildings	30-40 years
Building improvements	5-40 years
Tenant improvements	Over the shorter of the term of the related lease or economic useful life
Equipment	5-7 years

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

Total interest expense capitalized to construction in progress and land held for development was $3,354, $3,204 and $3,822 for the years ended December 31, 2005, 2004 and 2003, respectively.

Property Held for Sale

The Company adopted the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. The definition of a component of an entity under SFAS 144, assuming no significant continuing involvement, requires the sale of retail or industrial operating property and properties classified as held for sale as discontinued operations. Accordingly, the results of operations of properties disposed of, or classified as held for sale after January 1, 2002, for which the Company has no significant continuing involvement are reflected as discontinued operations.

As of December 31, 2005, one non-retail property and 31 properties located in Texas were classified as property held for sale.

In June 2005, the Company announced its intention to consider strategic alternatives for the properties located in Texas, including a possible sale or joint venture. The classification of the operating results for these properties in previous reporting periods were included in discontinued operations. In December 2005, however, management decided to consider the possibility of a joint venture with a strategic partner through which the Company would retain an ownership interest in and continue to manage the properties. As a result of the Company’s potential significant continuing involvement in these properties, the Company is required to include the operating results of 31 properties located in Texas in the consolidated income from continuing operations. Despite such treatment, upon completion of a possible joint venture transaction, in which the Company would have significant influence, the results of operations of the Texas properties would not be consolidated, but would be accounted for under the equity method of accounting. The effect on results of operations for the reporting periods is presented in footnote 10.

Long-lived assets

Long-lived assets, such as property, land held for development, and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. These factors, along with plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. If the Company determines that the carrying amount is impaired, the long-lived assets are written down to their fair value with a corresponding charge to earnings. During the periods presented, no such impairment was incurred.

Cash and cash equivalents

The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants. Management evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect amounts estimated to be uncollectible. The allowance for doubtful accounts was $1,533 and $1,400 at December 31, 2005 and 2004, respectively.

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

As of December 31, 2005, the Company directly or indirectly owned approximately 2,383 shares of DIM Vastgoed N.V. ordinary shares. DIM Vastgoed N.V. (“DIM”) is a public company organized under the laws of the Netherlands whose shares are listed on Euronext Amsterdam, and which operates as a closed-end investment company owning and operating a portfolio of 18 shopping center properties aggregating 2,600 square feet in the southeastern United States. DIM’s capital structure has priority shares and ordinary shares. The priority shares are 100% owned by a foundation that is controlled by two members of the Supervisory Board. The ordinary shares have voting rights, however, only the priority shares have the right to nominate members to the Supervisory Board. As of February 28, 2006, the Company has increased the ownership of DIM’s ordinary shares to approximately 3,574 shares, representing 48.5% of DIM’s total outstanding ordinary shares.

Management believes the investment in DIM should be accounted for as an available-for-sale security, as we are unable to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, we are unable to nominate or participate on DIM’s Supervisory Board. If circumstances or our ownership changes, we will reevaluate the status of our investment in DIM and make the applicable change to the accounting treatment, if necessary. We have committed to buy, in September 2007, an additional 45 ordinary shares for total consideration of $941.

As of December 31, 2005, the fair value of the Company’s debt securities is less than the carrying amount of the investment. The Company holds $14,110 in original principal amount of Winn-Dixie Stores, Inc. (“Winn-Dixie”) 8.875% senior notes due April 2008, at a carrying amount of $11,918 and an unrealized loss of $788. The decline in value occurred due to the declaration of bankruptcy by Winn-Dixie in February 2005. Management has considered and evaluated the pertinent facts available to it, including that: (i) Winn-Dixie’s equity at December 31, 2005 had a fair value of approximately $110,626 which we believe is an indicator that the notes are most likely recoverable, (ii) the notes’ decline in value is most likely due in part to the timeliness of the principal and interest payments, (iii) subsequent to the declaration of bankruptcy the notes’ market price has increased in fair value; and (iv) as a bond holder and Winn-Dixie being an anchor tenant in our shopping centers, we have received input from outside advisors in connection with the above, and those analyses and inputs reflect a positive enterprise value. Management believes that these factors provide reasonable assurance that the Company will recover its cost. Accordingly, as of December 31, 2005, the Company expects to recover the carrying amount of the investment. The Company has not recognized any investment income on the notes for the year ended December 31, 2005.

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

Deferred Costs and Intangibles

Deferred costs and intangibles included in other assets consist of loan origination fees, leasing costs and the value of intangible assets when a property was acquired. Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan which approximates the effective interest method. Direct salaries, third party fees and other costs incurred by the Company to originate a lease are capitalized and are being amortized using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs and above/below market rents that was acquired in connection with the acquisition of the properties and is being amortized using the straight-line method over the terms of the related lease.

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

The Company is required to perform annual impairment tests of its goodwill, or more frequently in certain circumstances. The Company has elected to test for goodwill impairment in November of each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying amount. During the periods presented, no impairment of goodwill was incurred.

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

Management cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $12,013 at December 31, 2005. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s tenant base, or a material negative change in its relationships with significant tenants.

During 2005, $325 of goodwill was included in the determination of the gain on disposal of income producing properties due to the disposition of certain properties.

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

Notes receivable from issuance of common stock

As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley Act of 2002, the Company had loaned $7,112 to various executives in connection with their exercise of options to purchase shares of the Company’s common stock of which $7,047 has been repaid. The remaining note bears interest only, payable quarterly, at the rate of 5% per annum and the principal is due in June 2007. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, there has been no material modifications to the terms of the outstanding loan granted to executives.

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

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from shares issuable under stock-based compensation plans, which would include the exercise of stock options, and the conversion of the operating partnership units held by minority limited partners.

Other Income

Other income includes fees earned in connection with certain third-party leasing activities and other third-party management activities. Management and third party leasing fees are recognized when earned.

Income Taxes

The Company elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code (“Code”), commencing with its taxable year ended December 31, 1995.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its stockholders.  Also, at least 95% of the Company’s gross income in any year must be derived from qualifying sources. The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, principally real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company’s consolidated taxable REIT subsidiaries (“TRS”). The Company’s TRS’s did not have significant tax provisions or deferred income tax items.

The Company has certain corporate tax attributes carried over from previous mergers (for example, net operating losses, alternative minimum tax credit carry-forwards, etc.).  Net operating losses available to the Company are estimated to be approximately $24,469, but their utilization is limited subject to the provisions of the Code Sections 381 and 382. Code Section 1374 imposes a tax on the net built-in gain of C-Corporation assets that become assets of a REIT (i.e. the Company) in a carryover-basis transaction. The estimated net built-in gain at the date of acquisition is approximately $38,390.  In lieu of the tax imposed on the transferor C-Corporation, the Company is subject to a Ten-Year Rule, which defers and eliminates recognition of the built-in gain tax liability if the assets subject to the tax are not disposed of within ten years from the date of the acquisition.  In addition to the Ten-Year Rule, the Company has the ability to utilize like-kind exchanges, carry-over C-Corporation tax attributes, and other tax planning strategies to mitigate the potential recognition of built-in gain tax.

At December 31, 2005 and 2004, the accompanying financial statement basis of assets and liabilities exceeds the tax basis by approximately $283,663 and $287,019, respectively.

Stock Option and Other Equity-Based Plans

The Company has various stock-based employee compensation plans. Through December 31, 2005, the Company applied APB 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. No stock-based employee compensation cost for stock options is reflected in net income, as all options under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data).

		Years Ended December 31,
		2005	2004	2003
Net Income	As reported	$92,741	$97,804	$63,647
Add:	Stock-based employee compensation expense included in reported net income	5,660	5,163	2,833
Deduct:	Total fair value stock-based employee compensation expense for all awards	(6,486)	(5,926)	(3,729)
	Pro forma	$91,915	$97,041	$62,751
Basic earnings per share	As reported	$1.26	$1.39	$1.06
	Pro forma	$1.24	$1.38	$1.05
Diluted earnings per share	As reported	$1.24	$1.37	$1.05
	Pro forma	$1.23	$1.36	$1.03

The following is a summary of the Company’s stock option activity for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of year	1,481	$14.52	1,701	$13.22	960	$11.78
Granted	106	20.89	400	17.17	860	14.44
IRT options*	-	-	-	-	827	11.17
Forfeited	(14)	12.93	-	-	(51)	-
Exercised	(596)	13.26	(620)	12.64	(895)	10.96
Outstanding at the end of year	977	$16.00	1,481	$14.52	1,701	$13.22
Exercisable, end of year	428	$14.11	1,091	$13.57	708	$12.09
Weighted average fair value of options granted during the year		$4.48		$1.45		$1.24

* Converted to Company options upon merger with IRT

The fair value of each option grant was estimated on the grant date using a binomial option-pricing model with the following assumptions for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Dividend Yield	5.0%	6.5%	6.5% - 7.0%
Risk-free interest rate	4.0% - 4.2%	4.3%	1.2% - 4.3%
Expected option life (years)	10	10	1-10
Expected volatility	19.0% - 22.0%	16.0%	16.5% - 25.0%

The options were granted with an exercise price equivalent to the current stock price on the grant date.

The following table summarizes information about outstanding stock options as of December 31, 2005

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Exercisable
$9.00-9.99	1	4.4	1
$10.00-10.99	58	3.0	58
$11.00-11.99	15	4.9	15
$12.00-12.99	1	1.4	1
$13.00-13.99	211	7.0	211
$14.00-14.99	10	7.5	10
$16.22	175	7.0	-
$17.17	400	8.0	122
$20.59	90	9.3	-
$21.07	6	9.3	-
$23.52	10	9.0	10
	977		428

Segment information

The Company’s properties are community and neighborhood shopping centers located predominantly in high growth markets in the southern and northeastern United States. Each of the Company’s centers are separate operating segments which have been aggregated and reported as one reportable segment because they have characteristics so similar that they are expected to have essentially the same future prospects. The economic characteristics include similar returns, occupancy and tenants and each is located near a metropolitan area with similar economic demographics and site characteristics.

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

New accounting pronouncements

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other than temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (FSP EITF 03-11). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other than temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005, and the Company continued to apply relevant “other-than-temporary” guidance, as provided for in FSP EITF 03-1-1 during fiscal 2005. The Company does not believe that the adoption of the guidance of FSP FAS 115-1 and FAS 124-1 will have a significant effect on its future consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. Public companies with calendar year-ends would be required to adopt the provision of the standard effective for fiscal years beginning after June 15, 2005. The adoption on January 1, 2006 of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption. The estimated impact of adopting SFAS 123(R) for 2006, relating to prior year and unvested stock option grants only, will be approximately $276. However, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact as presented in the disclosure of pro forma net income and earnings per share in Note 1, Stock Options.

In December of 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This pronouncement is prospective and has no effect on the Company’s financial position or results of operations as of December 31, 2004.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of the provisions of FIN 47 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction (SFAS 154”), which replaces PB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and are required to be adopted by the Company in the first quarter of 2006. We are currently evaluating the effects of this proposed standard, but management does not expect it to materially impact the financial position, results of operations or cash flows of the Company.

In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-06, Determining the Amortization period of Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or term that includes renewals that has been reasonably assured at the date of the business combination of purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-06 did not impact the Company’s, financial position, results of operations, or cash flows.

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

Available for Sale Securities. The fair value estimated at December 31, 2005 and 2004 was $55,648 and $29,297, respectively, based on the closing market prices of the securities. The unrealized holding gain was $3,404 and $4,633 at December 31, 2005 and 2004, respectively.

Debt Securities. The fair value estimated at December 31, 2005 was $13,322, based on the closing market prices of the securities.

Mortgage Notes Payable. The fair value estimated at December 31, 2005 and 2004 was $463,005 and $531,200, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms.

Unsecured Revolving Credit Facilities. The fair value was estimated by using the current rates at which similar loans would be made and remaining terms. The carrying amounts reported in the balance sheets approximate fair value.

Unsecured Senior Notes Payable. The fair value estimated at December 31, 2005 and 2004 was $453,032 and $351,584, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms.

3.	Properties

Composition in the consolidated balance sheets:	December 31,
	2005	2004
Land and land improvements	$700,680	$793,508
Building and building improvements	932,769	1,097,150
Tenant improvements	27,794	24,558
	1,661,243	1,915,216
Less: accumulated depreciation	(111,031)	(95,934)
Income producing property, net	$1,550,212	$1,819,282

Acquisitions

The following table reflects a series of individual properties that were acquired during 2005:

Property	Location	Month Purchased	Square Feet/ Acres	Purchase Price
Sunlake Development Parcel	Tampa, FL	February	155 acres	$ 12,600
Winchester Plaza Development	Huntsville. AL	February	33 acres	2,326
Young Circle Shopping Center	Hollywood, FL	May	65,834	22,000
Hairston Center	Decatur, GA	August	13,000	2,175
Banco Popular Building	North Miami Beach, FL	September	32,737	5,200
River Green Land	Canton, GA	September	11.2 acres	3,550
Laurel Walk Apartments	Charlotte, NC	October	106,480	6,200
Total				$ 54,051

No equity interests were issued or issuable in connection with the above purchases and no contingent payments, options or commitments are provided for in the agreements. No goodwill was recorded in conjunction with any of the individual property acquisitions.

The Company’s allocation of the purchase price for the acquisitions consummated during 2005 is preliminary and is subject to change. The Company is in the process of obtaining additional market data related to the fair value of the land, real property and in-place leases. Management does not believe that any adjustment would have a material effect on the Company’s financial position, results of operations or cash flows.

The amounts assigned to intangibles consisting of in-place leases, lease origination costs and above/below market leases are $654, $172, and $802, respectively. The weighted average amortization period is 10.4 years.

4.	Accounts and Other Receivables

Composition in the consolidated balance sheets:	December 31,
	2005	2004
Tenants	$16,456	$15,678
Other	2,677	1,421
Allowance for doubtful accounts	(1,533)	(1,400)
Total accounts and other receivables	$17,600	$15,699

5.	Investments in Joint Ventures

The Company has included in other assets in its consolidated balance sheets at December 31 2005 and 2004, an investment of $285 and $273, respectively, in an unconsolidated joint venture, which owns a parcel of land that is held for future development or sale. The Company is obligated to fund 50% of any working capital that is required (as determined jointly by the Company and its joint venture partner). The current obligations are a nominal amount to pay property taxes and other carrying costs. The joint venture currently has no outstanding debt obligations or contractual commitments and the Company has not guaranteed any obligations of the joint venture.

6.	Other Assets

Composition in the consolidated balance sheets:	December 31,
	2005	2004
Notes receivable, bearing interest at 8.0% through 10.0% per annum, maturing from March 2006 through November 2010	$10,502	$6,315
Deposits and escrow impounds	13,391	12,759
Deferred financing fees, net	4,237	4,633
Leasing commissions, net	10,226	9,631
Intangible assets, net	3,336	4,163
Furniture and equipment, net	2,641	3,174
Prepaid and other assets	13,892	7,333
Total other assets	$58,225	$48,008

All amounts assigned to intangible assets are subject to amortization. The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2005 and 2004 was $6,789 and $5,390, and accumulated amortization of $1,252 and $212, respectively for in-place leases; $2,725 and $4,029, and accumulated amortization of $625 and $297, respectively, for lease origination costs; and $5,408 and $4,939, and accumulated amortization of $1,107 and $192, respectively for above/below market leases. For the years ended December 31, 2005 and 2004, the amortization for the intangible assets was $624 and $317, respectively. The amortization for the next five years for the recorded intangible assets is approximately $1,206, $1,027, $635, $520, and $414, respectively.

7.	Notes Payable

The following is a summary of the Company’s borrowings, consisting of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities:

	December 31,
	2005	2004
Mortgage Notes Payable
Fixed rate mortgage loans	$446,925	$495,056
Unamortized net premium on mortgage notes payable	11,006	12,721
Total	$457,931	$507,777

The weighted average interest rate of the mortgage notes payable at December 31, 2005 and 2004 was 7.19% and 7.26%, respectively, excluding the effects of the premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of the Company’s properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $103,620 contain prohibitions on transfers of ownership which may have been violated by the Company’s previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, the Company will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company’s results of operations or financial condition.

	December 31,
	2005	2004
Unsecured Senior Notes Payable
7.77% Senior Notes, due 4/1/06	$50,000	$50,000
7.25% Senior Notes, due 8/15/07	75,000	75,000
3.875% Senior Notes, due 4/15/09	200,000	200,000
7.84% Senior Notes, due 1/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	120,000	-
Fair value of interest rate swap	(4,596)	(2,739)
Unamortized net premium on unsecured senior notes payable	4,824	8,882
Total	$470,228	$356,143

In September, 2005, the Company completed a $120,000 offering of 5.375% senior unsecured notes that mature on October 15, 2015. Interest is due semi-annually on April 15 and October 15 of each year commencing on April 15, 2006. The notes were issued at a discount of $614 that will be amortized as interest expense over the life of the notes.

The indentures under which the Company’s unsecured senior notes were issued have several covenants which limit the ability to incur debt, require the Company to maintain an unencumbered assets ratio above a specified level and limit the ability to consolidate, sell, lease, or convey substantially all of the assets to, or merge with any other entity. These notes have also been guaranteed by most of the Company’s subsidiaries.

The interest rate on the 7.77% senior notes is subject to a 50 basis point increase if the Company does not maintain an investment grade debt rating.

The Company swapped $100.0 million of the $200.0 million senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%.

The weighted average interest rate of the unsecured senior notes at December 31, 2005 and 2004 was 5.2%, and 5.12%, respectively, excluding the effects of the interest rate swap and premium adjustment.

	December 31,
	2005	2004
Unsecured Revolving Credit Facilities
Wells Fargo	$93,000	$147,000
City National Bank	165	-
Total	$93,165	$147,000

In January 2006, the Company entered into an amended and restated unsecured revolving credit facility, with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility has a maximum principal amount of $275,000 and bears interest at the Company’s option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of the Company’s senior unsecured long term notes or (ii) Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company’s subsidiaries. Based on the Company’s current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $137,500, a $35,000 swing line facility for short term borrowings, a $20,000 letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400,000. The facility expires January 17, 2009 with a one-year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company’s ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The weighted average interest rate as of December 31, 2005 and 2004 was 4.68% and 2.80%, respectively.

The Company also has a $5,000 unsecured credit facility with City National Bank of Florida, of which there was a $165 outstanding balance as of December 31, 2005. This facility also provides collateral for $1,283 in outstanding letters of credit.

As of December 31, 2005, the availability under the various credit facilities was approximately $185,552, net of outstanding balances and letters of credit.

Principal maturities (including scheduled amortization payments) of the notes payable as of December 31, 2005 are as follows:

Year ending December 31,	Amount

2006	$89,298
2007	88,328
2008	50,636
2009	327,521
2010	107,674
Thereafter	346,633
Total	$1,010,090

Interest costs incurred, excluding amortization of discount/premium, were $60,496, $55,291 and $45,593 in the years ended December 31, 2005, 2004, 2003, respectively, of which $3,354, $3,204, and $3,822 were capitalized in the years ended December 31, 2005, 2004, 2003, respectively.

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

During 2004, the Company entered into a $100,000 notional principal variable rate interest swap with an estimated fair value of $4,596 as of December 31, 2005. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

The Company has entered into interest rate swap contracts which fix the treasury rate for an anticipated financing in early 2006, at a weighted average interest rate of 4.39% per annum on notional amounts aggregating $95,000, and expire in March 2006. The Company entered into the interest rate swap contracts to reduce its exposure to the variability in future cash outflows attributable to changes in the treasury rate in contemplation of obtaining fixed-rate financing. During 2006, the Company unwound $75,000 of the swaps for the total settlement proceeds to the Company of $1,030.

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

As of December 31, 2005, most of the Company’s subsidiaries have guaranteed the Company’s indebtedness under the unsecured senior debt. The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet	Equity One, Inc.	Guarantors Combined Subsidiaries	Non Guarantors	Eliminating Entries	Consolidated Equity One
As of December 31, 2005

ASSETS
Properties, net	$356,624	$1,085,261	$454,620	$-	$1,896,505
Investment in affiliates	628,317	-	-	(628,317)	-
Other assets	58,754	29,114	67,660	-	155,528

Total	$1, 043,695	$1,114,375	$522,280	$(628,317)	$2,052,033
LIABILITIES
Mortgage notes payable	$48,738	$139,177	$259,010	$-	$446,925
Unsecured revolving credit facilities	93,165	-	-	-	93,165
Unsecured senior notes, net	465,404	-	-	-	465,404
Unamortized premium on notes payable	5,024	2,832	7,974	-	15,830
Other liabilities	23,365	24,086	9,104	-	56,555
Total liabilities	635,696	166,095	276,088	-	1,077,879
MINORITY INTEREST	-	-	-	1,425	1,425
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	407,999	948,280	246,192	(629,742)	972,729

Total	$1,043,695	$1,114,375	$522,280	$(628,317)	$2,052,033

Condensed Balance Sheet	Equity One, Inc.	Guarantors Combined Subsidiaries	Non Guarantors	Eliminating Entries	Consolidated Equity One
As of December 31, 2004

ASSETS
Properties, net	$490,627	$789,082	$593,978	$-	$1,873,687
Investment in affiliates	435,752	-	-	(435,752)	-
Other assets	73,945	23,955	20,705	-	118,605
Total	$1,000,324	$813,037	$614,683	$(435,752)	$1,992,292
LIABILITIES
Mortgage notes payable	$71,591	$187,681	$235,784	$-	$495,056
Unsecured revolving credit facilities	147,000	-	-	-	147,000
Unsecured senior notes, net	347,261	-	-	-	347,261
Unamortized premium on notes payable	9,546	9,408	2,649	-	21,603
Other liabilities	20,526	18,027	10,034	-	48,587
Total liabilities	595,924	215,116	248,467	-	1,059,507
MINORITY INTEREST	-	-	-	1,397	1,397
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	404,400	597,921	366,216	(437,149)	931,388
Total	$1,000,324	$813,037	$614,683	$(435,752)	$1,992,292

Condensed Statement of Operations	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated

For the Year Ended December 31, 2005
RENTAL REVENUE:
Minimum rents	$34,666	$109,345	$47,623	$-	$191,634
Expense recoveries	9,678	30,600	14,365	-	54,643
Termination fees	2,959	1,467	514	-	4,940
Percentage rent payments	175	1,004	568	-	1,747
Total rental revenue	47,478	142,416	63,070	-	252,964
EQUITY IN SUBSIDIARIES EARNINGS	91,610	-	-	(91,610)	-
COSTS AND EXPENSES:
Property operating expenses	10,646	41,932	14,240	-	66,818
Rental property depreciation and amortization	6,934	25,327	10,901	-	43,162
General and administrative expenses	16,496	491	294	-	17,281
Total costs and expenses	34,076	67,750	25,435	-	127,261

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS	105,012	74,666	37,635	(91,610)	125,703

Condensed Statement of Operations	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated
OTHER INCOME AND EXPENSE:
Interest expense	(22,891)	(10,085)	(18,774)	-	(51,750)
Amortization of deferred financing fees	(1,209)	(120)	(183)	-	(1,512)
Investment income	7,504	280	157	-	7,941
Other income	50	448	-	-	498
Minority interest	-	(78)	(110)	-	(188)
INCOME FROM CONTINUING OPERATIONS	88,466	65,111	18,725	(91,610)	80,692
DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	409	72	108	-	589
Gain on disposal of income producing properties	3,866	3,837	3,757	-	11,460
Total Income from discontinued operations	4,275	3,909	3,865	-	12,049
NET INCOME	$92,741	$69,020	$22,590	$(91,610)	$92,741

Condensed Statement of Operations	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated

For the Year Ended December 31, 2004
RENTAL REVENUE:
Minimum rents	$34,940	$97,308	$40,903	$-	$173,151
Expense recoveries	8,542	27,721	11,774	-	48,037
Termination fees	177	3,133	180	-	3,490
Percentage rent payments	197	1,138	580	-	1,915
Total rental revenue	43,856	129,300	53,437	-	226,593
EQUITY IN SUBSIDIARIES EARNINGS	100,026	-	-	(100,026)	-
COSTS AND EXPENSES:
Property operating expenses	10,024	37,516	12,562	-	60,102
Rental property depreciation and amortization	6,519	20,755	8,357	-	35,631
General and administrative expenses	15,927	626	48	-	16,601
Total costs and expenses	32,470	58,897	20,967	-	112,334

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS	111,412	70,403	32,470	(100,026)	114,259
OTHER INCOME AND EXPENSE:
Interest expense	(16,376)	(11,265)	(18,092)	-	(45,733)
Amortization of deferred financing fees	(1,036)	(144)	(190)	-	(1,370)
Investment income	2,023	198	125	-	2,346
Other income (expense)	208	329	-	-	537
Minority interest	-	(470)	(106)	-	(576)

Condensed Statement of Operations	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated

For the Year Ended December 31, 2004
INCOME FROM CONTINUING OPERATIONS	96,231	59,051	14,207	(100,026)	69,463
DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	1,573	4,297	408	-	6,278
Gain on disposal of income producing properties	-	21,599	577	-	22,176

Minority Interest	-	(113)	-	-	(113)
Total Income from discontinued operations	1,573	25,783	985	-	28,341
NET INCOME	$97,804	$84,834	$15,192	$(100,026)	$97,804

Condensed Statement of Operations	Equity One, Inc.	Guarantors’ Combined Subsidiaries	IRT Partners	Non- Guarantor	Eliminating Entries	Consolidated

For the Year Ended December 31, 2003
RENTAL REVENUE:
Minimum rents	$30,412	$57,518	$15,455	$31,255	$-	$134,640
Expense recoveries	7,799	16,253	4,647	10,433	-	39,132
Termination fees	107	495	27	734	-	1,363
Percentage rent	223	527	295	619	-	1,664
Total rental revenue	38,541	74,793	20,424	43,041	-	176,799
EQUITY IN SUBSIDIARIES EARNINGS	59,428	-	-	-	(59,428)	-
COSTS AND EXPENSES:
Property operating expenses	9,062	25,206	6,295	10,842	-	51,405
Rental property depreciation and amortization	5,357	12,091	2,672	5,908	-	26,028
General and administrative expenses	11,012	16	16	2	-	11,046
Total costs and expenses	25,431	37,313	8,983	16,752	-	88,479
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	72,538	37,480	11,441	26,289	(59,428)	88,320
OTHER INCOME AND EXPENSES:
Interest expense	(10,610)	(8,397)	(2,161)	(14,947)	-	(36,115)
Amortization of deferred financing fees	(600)	(209)	(1)	(183)	-	(993)
Investment income	386	508	72	123	-	1,089
Other Income	505	182	-	-	-	687
Loss on extinguishment of debt	-	(513)	-	-	-	(513)
Minority interest	-	(130)	(523)	(103)	-	(756)

Condensed Statement of Operations	Equity One, Inc.	Guarantors’ Combined Subsidiaries	IRT Partners	Non- Guarantor	Eliminating Entries	Consolidated

For the Year Ended December 31, 2003
INCOME FROM CONTINUING OPERATIONS	62,219	28,921	8,828	11,179	(59,428)	51,719
DISCONTINUED OPERATIONS:
Income from rental properties sold or held for sale	1,428	5,594	839	1,031	-	8,892
Gain on disposal of income producing properties	-	970	-	2,113	-	3,083
Minority Interest	-	-	(47)	-	-	(47)
Income from discontinued operations	1,428	6,564	792	3,144	-	11,928
NET INCOME	$63,647	$35,485	$9,620	$14,323	$(59,428)	$63,647

Condensed Statement of Cash Flows	Equity One, Inc.	Guarantors Combined Subsidiaries	Non-Guarantors	Consolidated
For the year ended December 31, 2005
Net cash provided by operating activities	$(2,477)	$90,685	$28,984	$117,192
INVESTING ACTIVITIES:
Additions to and purchase of properties	(2,673)	(31,991)	(1,417)	(36,081)
Purchases of land held for development	(1,215)	(28,075)	-	(29,290)
Additions to construction in progress	-	(15,551)	(7,507)	(23,058)
Proceeds from disposal of properties	15,482	12,682	15,860	44,024
Decrease in cash held in escrow	(51)	-	-	(51)
Contributions paid to joint ventures	-	-	(12)	(12)
Increase in deferred leasing costs	(1,239)	(3,962)	(676)	(5,877)
Additions to notes receivable	(4,215)	(12)	-	(4,227)
Proceeds from repayment of notes receivable	18	17	5	40
Proceeds from sale of securities	32,764	-	-	32,764
Cash used to purchase securities	(12,212)	-	(48,391)	(60,603)
Advances from (to) affiliates	(36,139)	(1,915)	38,054	-
Net cash (used in) provided by investing activities	(9,480)	(68,807)	(4,084)	(82,371)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,513)	(21,828)	(24,790)	(48,131)
Net repayments under revolving credit facilities	(53,835)	-	-	(53,835)
Increase in deferred financing costs	(463)	-	-	(463)
Proceeds from issuance of common stock	31,510	-	-	31,510
Proceeds from senior debt offering	118,606			118,606
Stock issuance costs	(181)	-	-	(181)

Condensed Statement of Cash Flows	Equity One, Inc.	Guarantors Combined Subsidiaries	Non-Guarantors	Consolidated

For the year ended December 31, 2005
Repayment of notes receivable from issuance of common stock	85	-	-	85
Cash dividends paid to stockholders	(87,272)	-	-	(87,272)
Distributions to minority interest		(50)	(110)	(160)
Net cash provided by (used in) financing activities	6,937	(21,878)	(24,900)	(39,841)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,020)	-	-	(5,020)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,122	-	-	5,122
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$102	-	-	$102

		Guarantors
Condensed Statement of Cash Flows	Equity One, Inc.	Combined Subsidiaries	IRT Partners LP	Non-Guarantors	Consolidated

For the year ended December 31, 2004
Net cash provided by operating activities	$30,099	$47,019	$8,048	$27,944	$113,110
INVESTING ACTIVITIES:
Additions to and purchase of properties	-	(183,168)	-	(80,472)	(263,640)
Purchases of land held for development	-	(4,214)	-	-	(4,214)
Additions to construction in progress	-	(21,557)	-	-	(21,557)
Proceeds from disposal of properties	-	48,949	59	23,560	72,568
Distributions received from joint ventures	3,119	-	-	-	3,119
Increase in deferred leasing costs	-	(4,235)	-	(2,433)	(6,668)
Proceeds from repayment of notes receivable	6,090	-	-	-	6,090
Proceeds from sale of securities	5,814	-	-	-	5,814
Cash used to purchase securities	(36,363)	-	-	-	(36,363)
Advances from (to) affiliates	(166,221)	131,123	(7,789)	42,887	-
Net cash (used in) provided by investing activities	(187,561)	(33,102)	(7,730)	(16,458)	(244,851)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	-	(13,917)	(318)	(11,486)	(25,721)
Net repayments under revolving credit facilities	(15,000)	-	-	-	(15,000)
Increase in deferred financing costs	(1,926)	-	-	-	(1,926)
Proceeds from issuance of common stock	58,304	-	-	-	58,304
Proceeds from senior debt offering	198,550	-	-	-	198,550
Stock issuance costs	(334)	-	-	-	(334)
Repayment of notes receivable from issuance of common stock	3,457	-	-	-	3,457

		Guarantors
Condensed Statement of Cash Flows	Equity One, Inc.	Combined Subsidiaries	IRT Partners LP	Non-Guarantors	Consolidated

For the year ended December 31, 2004
Cash dividends paid to stockholders	(80,904)	-	-	-	(80,904)
Distributions to minority interest	(529)	-	-	-	(529)
Net cash provided by (used in) financing activities	161,618	(13,917)	(318)	(11,486)	135,897
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,156	-	-	-	4,156
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	966	-	-	-	966
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$5,122	$-	$-	$-	$5,122

		Guarantors
Condensed Statement of Cash Flows	Equity One, Inc.	Combined Subsidiaries	IRT Partners LP	Non-Guarantors	Consolidated

For the year ended December 31, 2003
Net cash provided by operating activities	$(16,794)	$69,445	$13,381	$12,230	$78,262
INVESTING ACTIVITIES:
Additions to and purchase of properties	-	(110,000)	(2,565)	(39,065)	(151,630)
Purchases of land held for development	-	-	-	(1,688)	(1,688)
Additions to construction in progress	-	(14,375)	-	(18,000)	(32,375)
Proceeds from disposal of properties	-	17,555	-	7,458	25,013
Decrease in cash held in escrow	8,864	-	4,033	-	12,897
Proceeds from sales of joint venture interest	2,230	-	-	-	2,230
Distributions received from joint ventures	5,424	-	-	-	5,424
Increase in deferred leasing costs	-	(2,355)	-	(2,100)	(4,455)
Proceeds from repayment of notes receivable	5,074	-	-	-	5,074
Proceeds from sale of securities	976	-	-	-	976
Cash used in the purchase of IRT	(189,382)	-	-	-	(189,382)
Cash acquired in acquisition	1,756	-	-	-	1,756
Advances from (to) affiliates	(129,632)	75,141	(7,773)	62,264	-
Net cash (used in) provided by investing activities	(294,690)	(34,034)	(6,305)	8,869	(326,160)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	-	(35,411)	(7,076)	(21,099)	(63,586)
Net repayments under revolving credit facilities	131,000	-	-	-	131,000
Increase in deferred financing costs	(888)	-	-	-	(888)
Proceeds from issuance of common stock	249,205	-	-	-	249,205
Stock issuance costs	(1,718)	-	-	-	(1,718)

		Guarantors
Condensed Statement of Cash Flows	Equity One, Inc.	Combined Subsidiaries	IRT Partners LP	Non-Guarantors	Consolidated

For the year ended December 31, 2004
Repayment of notes receivable from issuance of common stock	3,505	-	-	-	3,505
Cash dividends paid to stockholders	(70,677)	-	-	-	(70,677)
Distributions to minority interest	(921)	-	-	-	(921)
Net cash provided by (used in) financing activities	309,506	(35,411)	(7,076)	(21,099)	245,920
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,978)	-	-	-	(1,978)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	2,944	-	-	-	2,944
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$966	-	-	-	$966

10.	Dispositions

The Company adopted the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. Under SFAS 144, the definition of a component of an entity requires that retail or industrial operating properties that have been sold and properties classified as held for sale, with no significant continuing involvement, be classified as discontinued operations. Accordingly, the results of operations of properties disposed of, or classified as held for sale after January 1, 2002, for which the Company has or expects no significant continuing involvement are reflected as discontinued operations.

The following table reflects properties that were sold during 2005:

Property	Location	Date Sold	Square Feet/ Acres	Gross Sales Price	Gain On Sale
2005 Dispositions
North River Village	North Ellenton, FL	January	177,138	$ 14,880	$ 1,615
Big Curve	Yuma, AZ	April	126,402	13,640	3,757
Waterlick	Lynchburg, VA	July	98,694	8,900	2,253
Park Northern	Phoenix, AZ	August	126,852	8,300	3,835
Total for 2005				$ 45,720	$ 11,460

As of December 31, 2005, one non-retail property and 31 properties located in Texas were classified as property held for sale.

The summary selected operating results for properties disposed of or designated as held for sale, with no significant continuing involvement are as follows:

	For the Year Ended December 31,
	2005	2004	2003
Rental Revenue	$1,777	$12,686	$17,112

Expenses
Property operating expenses	672	3,293	4,441
Rental property depreciation and amortization.	283	1,584	1,979
Interest expense	233	1,396	2,071
Amortization of deferred financing fees	-	89	119
Other (income) expense	-	46	(390)
Income from properties sold or held for sale	$589	$6,278	$8,892

In June 2005, the Company announced its intention to consider strategic alternatives for the properties located in Texas, including a possible sale or joint venture. The classification of the operating results for these properties in previous reporting periods were included in discontinued operations. In December 2005, however, management decided to consider the possibility of a joint venture with a strategic partner through which the Company would retain an ownership interest in and continue to manage the properties. As a result of the Company’s potential significant continuing involvement in these properties, the Company is required to include the operating results of 31 properties located in Texas in the consolidated income from continuing operations. Despite such treatment, upon completion of a possible joint venture transaction, in which the Company would have significant influence, the results of operations of the Texas properties would not be consolidated, but would be accounted for under the equity method of accounting.

The summary selected operating results for properties designated as held for sale, with significant continuing involvement are as follows:

	For the Year Ended December 31,
	2005	2004	2003
Rental Revenue	$42,145	$38,440	$30,175

Expenses
Property operating expenses	10,932	9,870	8,088
Rental property depreciation and amortization.	8,122	5,620	4,194
Interest expense	3,955	4,247	3,450
Amortization of deferred financing fees	58	34	90
Income from properties held for sale with continuing involvement	$19,078	$18,669	$14,353

11.	Stockholders’ Equity and Earnings Per Share

The following table reflects the change in number of shares of common stock outstanding for the year ended December 31, 2005:

	Common Stock*		Options Exercised	Total
Board of Directors	8	**	26	34
Officers	(156	)**	557	401
Employees and other	50		13	63
Dividend Reinvestment and Stock Purchase Plan	1,314		-	1,314
Total	1,216		596	1,812

* Includes the grants of 181 shares of “restricted stock” which are subject to forfeiture and vest over a period of one to three years.

** Includes shares surrendered on the exercise of options.

The following table reports dividends paid for the twelve months ended December 31, 2005 and 2004:

2005			2004

Date	Per Share	Amount	Date	Per Share	Amount
March 31	$0.29	$21,426	March 31	$0.28	$19,630
June 30	$0.29	21,575	June 30	$0.28	19,725
September 30	$0.29	21,683	September 30	$0.28	20,272
December 30	$0.30	22,588	December 31	$0.29	21,277
Total		$87,272	Total		$80,904

The following is a reconciliation of the amounts of net income and shares of common stock used in calculating basic and diluted per-share income (“EPS”) for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net Income	$92,741
Basic EPS
Income attributable to common stockholders	$92,741	73,840	$1.26
Effect of Dilutive Securities
Walden Woods Village, Ltd.	109	94
Unvested restricted stock	-	575
Stock options	-	281
	109	950
Diluted EPS
Income attributable to common stockholders assuming conversions	$92,850	74,790	$1.24

Options to purchase 10 shares of common stock at $23.52 per share were outstanding at December 31, 2005, but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

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

Restricted Stock Grants

The Company's Board of Directors grants restricted stock to its officers, directors, and other employees. Vesting periods for the restricted stock are determined by the Company’s Compensation Committee. The Company measures compensation costs for restricted stock awards based on the fair value of the Company’s common stock at the date of the grant and charges to expense such amounts to earnings ratably over the vesting period. During 2005, the Company’s Board of Directors granted 181 shares that have a weighted average fair value at the date of the grant ranging from $20.83 to $23.89 per share. As of December 31, 2005, the Company had 518 shares of non-vested restricted stock grants outstanding. The vesting of the 518 shares is as follows:

Year Ending December 31,	Number of Shares
2006	373
2007	76
2008	69
Total	518

401(k) Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of the officers and employees of the Company which permits participants to defer compensation up to the maximum amount permitted by law. The Company matches 75% of each employee’s contribution up to a maximum of 4.5% of the employee’s annual compensation. Employee’s contributions vest immediately while the Company’s matching contributions vest over three years. The Company’s contributions to the 401(k) Plan for the year ended December 31, 2005, 2004 and 2003 (inception) were $288, $253, and $177, respectively. The 401(k) Plan invests the Company’s matching contributions by purchasing publicly traded shares of the Company’s common stock.

Deferred Compensation Plan

During 2005, the Company established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation liability (included in accounts payable in the accompanying balance sheet) was $147 at December 31, 2005. The Company has established a grantor trust (Rabbi Trust) to provide funding for benefits payable under its non-qualified deferred compensation plan. The assets held in the trust at December 31, 2005 amounted to $147. The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities. These assets are included in other assets in the accompanying balance sheets.

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

14.	Future Minimum Rental Income, Commitments and Contingent Liabilities

Future minimum rental income under noncancelable operating leases approximates the following as of December 31, 2005:

Year Ending December 31,	Amount
2006	$180,874
2007	154,414
2008	129,342
2009	104,787
2010	85,388
Thereafter	440,041

Total	$1,094,846

As of December 31, 2005 and 2004, the Company has pledged letters of credit for $1,413 and $1,394, respectively, as additional security for financing.

We have committed to fund $34,400 based on current plans and estimates, in order to complete pending development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by our available credit facilities.

Certain of the Company’s properties are subject to a ground lease, which are accounted for as operating leases and have annual obligations of approximately $100.

The Company is subject to litigation in the normal course of business, none of which as of December 31, 2005 in the opinion of management will have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

15.	Related Party Transactions

As of December 31, 2005 and 2004, the Company had outstanding loans to various executives in connection with their exercises of options to purchase shares of the Company’s common stock. The remaining note bears interest only, payable quarterly, at the rate of 5% per annum and is due June 2007. Investment income earned on the loans was $6, $55, and $255 for the years ended December 31, 2005, 2004 and 2003, respectively.

16.	Subsequent Events

During January 2006, the Company acquired two retail properties for total consideration of $56,600. The purchase price was funded from borrowings under our existing credit facility.

As of February 28, 2006, the Company has purchased an additional 1,182 shares of DIM Vastgoed N.V. ordinary shares for total consideration of $24,462. The purchase price was funded from borrowings under our existing credit facility.

17.	Quarterly Financial Data (unaudited)

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)	Total(2)
2005:
Total revenues	$61,563	$64,411	$61,847	$65,143	$252,964
Income from continuing operations	19,799	21,198	21,931	17,764	80,692
Net income	21,790	25,143	28,041	17,767	92,741

Basic per share data
Income from continuing operations	$0.27	$0.29	$0.30	$0.24	$1.10
Net Income	0.30	0.34	0.38	0.24	1.26

Diluted per share data
Income from continuing operations	$0.27	$0.29	$0.29	$0.24	$1.08
Net income	0.29	0.34	0.37	0.24	1.24

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)	Total(2)
2004:
Total revenues	$51,691	$54,913	$56,994	$62,995	$226,593
Income from continuing operations	16,411	16,265	17,607	19,180	69,463
Net income	20,239	18,535	30,701	28,329	97,804

Basic per share data
Income from continuing operations	$0.24	$0.23	$0.25	$0.27	$0.99
Net Income	0.29	0.28	0.43	0.39	1.39

Diluted per share data
Income from continuing operations	$0.24	$0.23	$0.25	$0.27	$0.97
Net income	0.29	0.26	0.43	0.39	1.37
_____________________

(1)	Reclassified to reflect the reporting of discontinued operations.

(2)	The sum of quarterly earnings per share amounts may differ from annual earnings per share.

* * * * *

SCHEDULE III
EQUITY ONE, INC.
REAL ESTATE INVESTMENTS AND ACCUMULATED EPRECIATION
December 31, 2005
(In Thousands)

			Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Property	Location	Encum-brances	Land	Building and Improve-ments	Capitalized Subsequent to Acquisition or Improvement	Land	Improve-ments	Total	Accumulated Depreciation	Date Acquired	Depreciable Life
Income Producing Properties

ALABAMA
Madison Centre	Madison	$3,718	$1,424	$5,187	$34	$1,424	$5,222	$6,645	$(563)	February 12, 2003	40
West Gate Plaza	Mobile	-	1,288	3,162	-	1,288	3,163	4,450	(228)	February 12, 2003	40

FLORIDA
NorthFlorida
Atlantic Village	Atlantic Beach	-	1,190	4,760	1,035	1,190	5,795	6,985	(1,905)	June 30, 1995	40
Beauclerc Village	Jacksonville	-	560	2,242	840	651	2,991	3,642	(819)	May 15, 1998	40
Commonwealth	Jacksonville	2,510	730	2,920	1,750	884	4,516	5,400	(1,428)	February 28, 1994	40
Forest Village	Tallahassee	4,389	725		6,392	3,222	3,895	7,117	(734)	January 28, 1999	40
Ft. Caroline	Jacksonville	-	738	2,432	86	738	2,519	3,256	(911)	January 24, 1994	40
Mandarin Mini	Jacksonville	-	362	1,148	318	362	1,466	1,828	(426)	May 10, 1994	40
Mandarin Landing	Jacksonville	-	4,443	4,747	1,354	4,443	6,101	10,544	(1,345)	December 10, 1999	40
Medical & Merchants	Jacksonville	-	7,649	13,209	-	9,156	11,702	20,858	(550)	May 27, 2004	40
Middle Beach Shopping Center	Panama City Beach	-	2,159	5,542	52	2,195	5,558	7,753	(299)	December 23, 2003	40
Monument Point	Jacksonville	-	1,336	2,330	129	1,336	2,459	3,795	(579)	January 31, 1997	40
Oak Hill	Jacksonville	-	690	2,760	141	690	2,901	3,591	(779)	December 7, 1995	40
Parkmore Plaza	Milton	-	3,181	3,002	34	3,181	3,036	6,217	(341)	February 12, 2003	40
Pensacola Plaza	Pensacola	-	1,122	990	75	1,122	1,065	2,187	(121)	February 12, 2003	40
South Beach	Jacksonville Beach	-	5,799	23,102	144	9,545	19,500	29,045	(1,505)	February 12, 2003	40

Central Florida
Alafaya Commons	Orlando	-	6,742	9,677	46	5,758	10,707	16,465	(773)	February 12, 2003	40
Conway Crossing	Orlando	-	4,423	5,818	34	2,615	7,660	10,275	(526)	February 12, 2003	40
Shoppes of Eastwood	Orlando	5,996	1,680	6,976	73	1,688	7,041	8,729	(636)	June 28, 2002	40

Walden Woods	Plant City	2,148	950	550	3,896	950	4,446	5,396	(1,039)	January 1, 1999	40
Eustis Square	Eustis	-	1,450	4,515	1,994	1,463	6,496	7,959	(2,581)	October 22, 1993	40
Hunters Creek	Orlando	-	2,035	5,445	25	1,562	5,943	7,505	(345)	September 23, 2003	40
Kirkman Shoppes	Orlando	9,362	3,237	9,714	209	3,222	9,938	13,160	(1,612)	August 15, 2000	33
Lake Mary	Orlando	24,011	5,578	13,878	6,296	7,092	18,661	25,752	(4,327)	November 9, 1995	40

SCHEDULE III
EQUITY ONE, INC.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(In Thousands)

			Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Property	Location	Encum-brances	Land	Building and Improve-ments	Capitalized Subsequent to Acquisition or Improvement	Land	Improve-ments	Total	Accumulated Depreciation	Date Acquired	Depreciable Life
Park Promenade	Orlando	6,173	2,810	6,444	499	2,810	6,943	9,753	(1,386)	January 31, 1999	40
Town & Country	Kissimmee	-	1,426	4,397	18	1,282	4,559	5,841	(329)	February 12, 2003	40
Unigold	Winter Park	-	2,181	8,195	1,744	4,304	7,816	12,120	(620)	February 12, 2003	40

Florida West Coast
Bay Pointe Plaza	St. Petersburg	-	2,733	7,810	43	4,655	5,932	10,586	(482)	February 12, 2003	40
Carrollwood	Tampa	-	1,873	7,322	522	2,756	6,961	9,717	(530)	February 12, 2003	40
Charlotte Square	Port Charlotte	3,479	1,924	6,644	85	4,155	4,499	8,653	(390)	February 12, 2003	40
Chelsea Place	New Port Richey	-	3,708	6,491	10	2,591	7,618	10,209	(525)	February 12, 2003	40
Lake St. Charles	Tampa	3,790	1,256	3,768	27	1,268	3,783	5,051	(405)	September 21, 2001	40
Lutz Lake	Lutz	7,500	4,742	5,199	32	3,644	6,329	9,973	(461)	February 12, 2003	40
Marco Town Center	Marco Island	8,413	3,872	11,966	593	3,872	12,558	16,431	(1,819)	August 15, 2000	37
Mariners Crossing	Spring Hill	3,280	1,110	4,447	44	1,110	4,491	5,601	(612)	September 12, 2000	40
Pavilion	Naples	-	12,716	11,080	-	10,827	12,969	23,796	(514)	February 4, 2004	40
Regency Crossing	Port Richey	-	1,752	6,754	15	1,982	6,538	8,521	(476)	February 12, 2003	40
Ross Plaza	Tampa	6,529	2,115	6,346	144	2,115	6,489	8,605	(1,054)	August 15, 2000	33
Seven Hills	Spring Hill	-	1,556	4,931	-	2,167	4,320	6,487	(342)	February 12, 2003	40
Shoppes of North Port	North Port	3,902	1,452	5,807	115	1,452	5,921	7,374	(752)	December 5, 2000	40
Skipper Palms	Tampa	3,493	1,302	3,940	21	1,315	3,948	5,263	(451)	September 21, 2001	40
Summerlin Square	Fort Myers	3,326	1,043	7,989	1,353	2,187	8,198	10,385	(1,592)	June 10, 1998	40
Venice Shopping Center	Venice	-	3,836	2,562	126	3,857	2,667	6,524	(127)	March 31, 2004	40
Venice Plaza	Venice	-	3,120	450	1,612	2,235	2,946	5,182	(446)	February 12, 2003	40

Florida Treasure Coast
Bluffs Square	Jupiter	9,914	3,232	9,917	298	3,232	10,216	13,447	(1,724)	August 15, 2000	33
Cashmere Corners	Port St. Lucie	5,032	1,436	5,530	139	1,435	5,669	7,105	(706)	August 15, 2000	40
Jonathan's Landing	Jupiter	2,832	1,145	3,442	4	1,146	3,445	4,591	(490)	August 15, 2000	37
New Smyrna Beach	New Smyrna Beach	-	2,598	9,532	76	3,217	8,988	12,206	(678)	February 12, 2003	40
Old King Commons	Palm Coast	-	1,695	5,005	120	1,420	5,400	6,820	(391)	February 12, 2003	40
Ryanwood	Vero Beach	-	2,281	6,880	603	2,281	7,482	9,764	(744)	August 15, 2000	40
		-
Salerno Village	Stuart	-	807	775	7,255	2,125	6,712	8,837	(303)	May 6, 2002	40
Treasure Coast	Vero Beach	4,238	2,676	8,444	180	1,359	9,941	11,300	(686)	February 12, 2003	40

SCHEDULE III
EQUITY ONE, INC.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(In Thousands)

			Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Property	Location	Encum-brances	Land	Building and Improve-ments	Capitalized Subsequent to Acquisition or Improvement	Land	Improve-ments	Total	Accumulated Depreciation	Date Acquired	Depreciable Life
South Florida / Atlantic Coast
Banco Popular Building	N Miami Beach	-			4,995	3,363	1,631	4,995	(19)	September 27, 2005	40
Bird Ludlum	Miami	9,035	4,080	16,318	684	4,088	16,994	21,082	(4,927)	August 11, 1994	40
Boca Village	Boca Raton	8,114	3,385	10,174	261	3,385	10,435	13,820	(1,524)	August 15, 2000	37

Boynton Plaza	Boynton Beach	7,345	2,943	9,100	250	2,943	9,351	12,293	(1,568)	August 15, 2000	33
Countryside Shops	Cooper City	-	13,963	13,853	99	11,343	16,572	27,915	(1,159)	February 12, 2003	40
Crossroads Square	Ft. Lauderdale	12,123	6,674	4,405	8,066	8,492	10,653	19,145	(838)	August 15, 2000	40
CVS Plaza	Miami	-	727	3,090	1,628	995	4,450	5,445	(155)	July 23, 1999	40
El Novillo	Miami Beach	-	250	1,000	151	250	1,151	1,401	(343)	April 30, 1998	40
Greenwood	Palm Springs	-	6,646	10,295	120	4,117	12,944	17,061	(880)	February 12, 2003	40
Homestead Gas Station	Homestead	-	1,157	-	13	1,170	-	1,170	-	November 8, 2004
Lago Mar	Miami	-	5,020	6,609	208	4,216	7,621	11,837	(529)	February 12, 2003	40
Lantana Village	Lantana	-	1,350	7,978	890	1,350	8,868	10,218	(1,617)	January 6, 1998	40
Meadows	Miami	6,301	2,303	6,670	93	2,304	6,762	9,066	(654)	May 23, 2002	40
Oakbrook	Palm Beach Gardens	-	4,915	8,718	12,654	7,706	18,581	26,287	(1,836)	August 15, 2000	40
Pine Island	Davie	24,195	8,557	12,860	274	8,557	13,134	21,691	(2,229)	August 26, 1999	40
Pine Ridge Square	Coral Springs	7,184	9,006	9,842	-	6,528	12,320	18,848	(877)	February 12, 2003	40
Plaza Alegre	Miami	-	1,550	9,191	803	2,004	9,540	11,544	(1,056)	February 26, 2002	40
Point Royale	Miami	4,015	3,720	5,005	1,296	3,720	6,301	10,021	(1,610)	July 27, 1995	40
Prosperity Centre	Palm Beach Gardens	5,624	4,597	13,838	122	4,597	13,960	18,557	(2,055)	August 15, 2000	40
Ridge Plaza	Davie	-	3,905	7,450	660	3,905	8,110	12,015	(1,491)	August 15, 2000	40
Riverside Square	Coral Springs	7,474	7,202	8,260	157	6,423	9,195	15,619	(678)	February 12, 2003	40
Sawgrass Promenade	Deerfield Beach	8,114	3,280	9,351	813	3,280	10,164	13,444	(1,726)	August 15, 2000	40
Sheridan	Hollywood	-	39,408	36,241	2,209	38,888	38,970	77,858	(2,352)	July 14, 2003	40
Shoppes of Ibis	West Palm Beach	5,497	3,001	6,299	40	3,002	6,337	9,340	(570)	July 10, 2002	40
Shops at Skylake	North Miami Beach	13,874	7,630	-	32,096	13,955	25,772	39,726	(2,741)	August 19, 1997	40
Shoppes of Silverlakes	Pembroke Pines	2,460	12,072	10,131	81	10,306	11,978	22,284	(834)	February 12, 2003	40
Tamarac Town Square	Tamarac	6,029	2,504	7,874	204	4,742	5,840	10,582	(487)	February 12, 2003	40
Waterstone	Homestead	-	1,811	-	7,647	1,320	8,138	9,458	(85)	April 10, 1992	40
West Lakes Plaza	Miami	-	2,141	5,789	410	2,141	6,199	8,340	(1,527)	November 6, 1996	40
Westport Plaza	Davie	4,782	3,595	3,446	14	3,609	3,446	7,055	(101)	December 17, 2004	40
Young Circle	Hollywood	-	3,865	8,894	-	3,865	8,894	12,759	(156)	May 19, 2005	40

SCHEDULE III
EQUITY ONE, INC.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(In Thousands)

			Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Property	Location	Encum-brances	Land	Building and Improve-ments	Capitalized Subsequent to Acquisition or Improvement	Land	Improve-ments	Total	Accumulated Depreciation	Date Acquired	Depreciable Life

GEORGIA
Atlanta
BridgeMill	Canton	9,221	9,185	6,310	10	8,593	6,912	15,505	(467)	November 13, 2003	40
Butler Creek	Acworth	-	4,520	7,648	16	2,808	9,376	12,184	(800)	July 15, 2003	40
Chastain Square	Atlanta	3,718	10,053	6,573	139	10,689	6,076	16,765	(487)	February 12, 2003	40
Commerce Crossing	Commerce	-	2,013	1,301	363	2,013	1,664	3,677	(127)	February 12, 2003	40
Douglas Commons	Douglasville	4,842	3,506	7,797	100	3,681	7,722	11,403	(603)	February 12, 2003	40

Fairview Oaks	Ellenwood	4,583	3,526	6,187	-	1,929	7,784	9,713	(535)	February 12, 2003	40
Grassland Crossing	Alpharetta	5,657	4,227	7,885	86	3,656	8,542	12,198	(608)	February 12, 2003	40
Hairston Center	Decatur	-	1,644	642	-	1,644	642	2,286	(7)	August 25, 2005	40
Hamilton Ridge	Buford	-	6,530	7,167	38	5,148	8,587	13,735	(543)	December 18, 2003	40
Mableton Crossing	Mableton	3,961	2,789	6,945	72	3,331	6,475	9,806	(482)	February 12, 2003	40
Macland Pointe	Marietta	5,731	1,900	6,388	56	3,462	4,882	8,344	(404)	February 12, 2003	40
Market Place	Norcross	-	1,474	2,410	1,952	1,667	4,169	5,836	(345)	February 12, 2003	40
Paulding Commons	Dallas	6,312	3,848	11,985	93	3,848	12,078	15,926	(890)	February 12, 2003	40
Powers Ferry Plaza	Marietta	-	1,815	6,648	508	3,236	5,735	8,971	(572)	February 12, 2003	40
Presidential Markets	Snellville	26,872	20,608	29,931	149	21,761	28,927	50,688	(2,255)	February 12, 2003	40
Shops of Huntcrest	Lawrenceville	-	5,473	7,813	121	5,706	7,701	13,407	(663)	February 12, 2003	40
Wesley Chapel Crossing	Decatur	3,242	3,416	7,527	20	6,632	4,331	10,963	(377)	February 12, 2003	40
West Towne Square	Rome	-	1,792	1,853	117	1,792	1,970	3,762	(228)	February 12, 2003	40
Williamsburg @ Dunwoody	Dunwoody	-	4,600	3,615	475	4,347	4,343	8,690	(313)	February 12, 2003	40

Central Georgia
Daniel Village	Augusta	4,064	3,439	8,352	123	3,439	8,476	11,914	(644)	February 12, 2003	40
Spalding Village	Griffin	9,899	4,706	1,700	1,220	3,384	4,243	7,626	(356)	February 12, 2003	40
Walton Plaza	Augusta	-	869	2,827	25	869	2,852	3,721	(219)	February 12, 2003	40

South Georgia
Colony Square	Fitzgerald	-	1,000	1,085	22	1,000	1,107	2,107	(91)	February 12, 2003	40
McAlphin Square	Savannah	-	3,536	6,963	161	3,536	7,124	10,660	(566)	February 12, 2003	40

SCHEDULE III
EQUITY ONE, INC.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(In Thousands)

			Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Property	Location	Encum-brances	Land	Building and Improve-ments	Capitalized Subsequent to Acquisition or Improvement	Land	Improve-ments	Total	Accumulated Depreciation	Date Acquired	Depreciable Life

KENTUCKY
Scottsville Square	Bowling Green	-	769	996	62	770	1,057	1,827	(83)	February 12, 2003	40

LOUISIANA
Ambassador Row	Lafayette	-	3,880	10,570	944	3,880	11,514	15,394	(857)	February 12, 2003	40
Ambassador Row Courtyard	Lafayette	-	3,110	9,208	1,745	3,110	10,953	14,063	(776)	February 12, 2003	40
Bluebonnet Village	Baton Rouge	-	1,404	4,281	275	1,940	4,020	5,960	(337)	February 12, 2003	40
The Boulevard	Lafayette	-	1,360	1,675	340	1,360	2,014	3,375	(216)	February 12, 2003	40
Country Club Plaza	Slidell	-	1,294	2,060	96	1,294	2,156	3,450	(181)	February 12, 2003	40
The Crossing	Slidell	-	2,280	3,650	57	1,591	4,397	5,987	(330)	February 12, 2003	40
Elmwood Oaks	Harahan	-	2,606	10,079	140	4,088	8,736	12,825	(695)	February 12, 2003	40
Grand Marche	Lafayette	-	304		-	304	-	304	-	February 12, 2003	40

Plaza Acadienne	Eunice	-	2,108	168	29	2,108	197	2,305	(26)	February 12, 2003	40
Sherwood South	Baton Rouge	-	1,543	2,412	405	923	3,437	4,360	(247)	February 12, 2003	40
Siegen Village	Baton Rouge	4,107	3,492	3,794	7,608	4,329	10,565	14,894	(1,325)	February 12, 2003	40
Tarpon Heights	Galliano	-	1,132	33	1,144	1,133	1,176	2,309	(274)	February 12, 2003	40
Village at Northshore	Slidell	-	2,893	7,897	17	1,034	9,773	10,807	(657)	February 12, 2003	40
Wal-Mart Stores, Inc.	Mathews	-	2,688		-	2,688	-	2,688	-	February 12, 2003	40

MASSACHUSETTS
Star's @ Cambridge	Boston	-	11,356	13,853	2	11,358	13,854	25,212	(464)	October 7, 2004	40
Shaw's @ Medford	Boston	5,206	7,862	11,341	-	7,813	11,390	19,203	(381)	October 7, 2004	40
Shaw's @ Plymouth	Boston	3,805	4,916	12,198	1	4,917	12,199	17,115	(408)	October 7, 2004	40
Star's @ Qunicy	Boston	-	6,121	18,444	1	6,121	18,444	24,566	(620)	October 7, 2004	40
Whole Foods @ Swampscott	Boston	2,262	5,135	6,538	4	5,139	6,539	11,677	(218)	October 7, 2004	40
Shaw's @ West Roxbury	Boston	-	8,757	13,588	1	8,757	13,588	22,345	(458)	October 7, 2004	40

MISSISSIPPI
Shipyard Plaza	Pascagoula	-	1,337	1,653	28	1,337	1,681	3,018	(119)	February 12, 2003	40

SCHEDULE III
EQUITY ONE, INC.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(In Thousands)

			Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Property	Location	Encum-brances	Land	Building and Improve-ments	Capitalized Subsequent to Acquisition or Improvement	Land	Improve-ments	Total	Accumulated Depreciation	Date Acquired	Depreciable Life
NORTH CAROLINA
Centre Pointe Plaza	Smithfield	-	3,273	1,633	2,401	2,081	5,226	7,307	(395)	February 12, 2003	40
Chestnut Square	Brevard	-	793	1,326	40	517	1,642	2,159	(110)	February 12, 2003	40
Laurel Walk Apartments	Charlotte	-	2,062	4,491	-	2,062	4,491	6,553	(10)	October 31, 2005	40
The Galleria	Wrightsville Beach	-	1,847	3,875	426	1,493	4,655	6,148	(327)	February 12, 2003	40
Parkwest Crossing	Durham	4,636	1,712	6,727	204	1,788	6,855	8,643	(507)	February 12, 2003	40
Plaza North	Hendersonville	-	945	1,887	28	758	2,102	2,860	(149)	February 12, 2003	40
Providence Square	Charlotte	-	1,719	2,575	46	1,112	3,228	4,340	(230)	February 12, 2003	40
Riverview Shopping Center	Durham	-	2,644	4,745	140	2,202	5,326	7,529	(407)	February 12, 2003	40
Salisbury Marketplace	Salisbury	-	1,652	6,395	484	3,118	5,413	8,531	(424)	February 12, 2003	40
Shelby Plaza	Shelby	-	2,061	338	41	868	1,572	2,440	(89)	February 12, 2003	40
Stanley Market Place	Stanley	-	808	669	74	396	1,155	1,551	(77)	February 12, 2003	40
4101 South I-85 Industrial	Charlotte	-	2,127	950	76	1,619	1,534	3,153	(124)	February 12, 2003	40
Thomasville Commons	Thomasville	-	2,975	4,567	39	1,212	6,370	7,581	(442)	February 12, 2003	40
Willowdale Shopping Center	Durham	-	2,416	6,499	326	2,073	7,168	9,241	(639)	February 12, 2003	40

SOUTH CAROLINA
Belfair Towne Village	Bluffton	10,984	9,909	10,036	129	9,854	10,221	20,074	(689)	December 22, 2003	40

Woodruff	Greenville	-	2,689	5,448	101	2,420	5,818	8,238	(381)	December 23, 2003	40
Lancaster Plaza	Lancaster	-	317	153	-	317	153	470	(18)	February 12, 2003	40
Lancaster Shopping Center	Lancaster	-	48	32	362	280	162	442	(20)	February 12, 2003	40
North Village Center	Durham		1,207	3,235	1,218	2,860	2,800	5,660	(400)	February 12, 2003	40
Sparkleberry Square	Columbia	14,144	11,774	32,979	349	11,000	34,103	45,102	(1,372)	March 31, 2004	40
Spring Valley	Columbia	-	1,508	5,050	116	1,098	5,576	6,674	(422)	February 12, 2003	40
Windy Hill	North Myrtle Beach	-	830	1,906	27	833	1,930	2,763	(84)	April 8, 2004	40

TENNESSEE
Smyrna Village	Smyrna	-	1,667	4,694	259	1,503	5,117	6,620	(385)	February 12, 2003	40

TEXAS
Dallas
Rosemeade	Carrollton	3,031	1,175	3,525	32	1,197	3,535	4,732	(384)	September 21, 2001	40

SCHEDULE III
EQUITY ONE, INC.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(In Thousands)

			Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Property	Location	Encum-brances	Land	Building and Improve-ments	Capitalized Subsequent to Acquisition or Improvement	Land	Improve-ments	Total	Accumulated Depreciation	Date Acquired	Depreciable Life
VIRGINA
Smyth Valley Crossing	Marion	-	2,537	3,890	2	2,537	3,892	6,429	(281)	February 12, 2003	40
Waterlick Plaza	Lynchburg	-	455	-	-	455	-	455	-	February 12, 2003	40

Corporate					2,404	-	2,404	2,404	(1,379)	various
Total Income Producing Properties		392,480	547,112	968,469	145,662	558,956	1,102,287	1,661,243	(111,031)

Land held for/under development

ALABAMA
Winchester Plaza	Huntsville		2,326	-	1,404	2,326	1,404	3,730		February 28, 2005

FLORIDA
North Florida
Forest Village	Tallahassee		1,600	99	76	1,600	175	1,775		January 28, 1999
Fort Caroline	Jacksonville		200	368	31	200	399	599		January 24, 1994
Medical & Merchants	Jacksonville		276	14	13	276	27	303		May 27, 2004

Central Florida
Eustis Square	Eustis				44	-	44	44		October 22, 1993
Town & Country	Kissimmee		1,215		2	1,215	2	1,217
Sunlake Development Parcel	Tampa		-	12,600	1,197	-	13,797	13,797		February 1, 2005

Florida West Coast
Lake St. Charles Outparcel	Tampa		206	-	22	206	22	228		September 21, 2001
Mariners Crossing	Spring Hill		401	-	983	401	983	1,384		September 12, 2000
Pavilion	Naples		-	-	2	-	2	2
Ross Plaza	Tampa		-	-	2	-	2	2		August 15, 2000
Seven Hills	Spring Hills		-	-	352	-	352	352		February 12, 2003

SCHEDULE III
EQUITY ONE, INC.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(In Thousands)

			Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Property	Location	Encum-brances	Land	Building and Improve-ments	Capitalized Subsequent to Acquisition or Improvement	Land	Improve-ments	Total	Accumulated Depreciation	Date Acquired	Depreciable Life
Florida Treasure Coast							0
Cashmere Corners	Port St. Lucie		-	386	125	-	511	511		August 15, 2000
Cashmere Dev 2	Port St. Lucie		-	790	2,280	-	3,070	3,070		August 15, 2000
Ryanwood	Vero Beach		-	-	27	-	27	27
Salerno Village	Stuart		-	32	-	-	32	32		May 6, 2002

South Florida / Atlantic Coast
Waterstone	Homestead	-		-	990	-	990	990		April 10, 1992
Oakbrook	Palm Beach Gardens		-	200	654	-	854	854		August 15, 2000
Prosperity Centre	Palm Beach Gardens				85	-	85	85		August 15, 2000
Shoppes at Silver Lakes	Pembroke Pines		-	-	1	-	1	1		February 12, 2003
Shops at Skylake	North Miami Beach			3,179	1,673	-	4,852	4,852		August 19, 1997
Westport	Davie		571	-	35	571	35	606		December 17, 2004
Young Circle	Hollywood		9,537	-	379	9,537	379	9,916		May 19, 2005

GEORGIA
Atlanta
Hamilton Ridge	Buford		-	-	464	427	37	464		December 18, 2003
River Green	Canton		3,550	-	71	3,599	22	3,621		September 27, 2005
Wesley Chapel	Atlanta		-	-	190	-	190	190		February 12, 2003
VW Mall	McDonough		-	-	6,931	-	6,931	6,931		February 12, 2003

Central Georgia
Spalding Village	Griffin		-	-	2,421	-	2,421	2,421		February 12, 2003

LOUISIANA
Ambassador Row Courtyard	Lafayette				1	-	1	1		February 12, 2003
Bluebonnet Village	Baton Rouge		909	-	704	509	1,104	1,613		February 12, 2003

MASSACHUSETTS
Quincy Star Market	Quincy				5	-	5	5		October 7, 2004
West Roxbury Shaw's Plaza	West Roxbury		480	-	1,328	493	1,315	1,808		October 7, 2004
Swampscott	Swampscott				5	-	5	5		October 7, 2004

SCHEDULE III
EQUITY ONE, INC.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(In Thousands)

			Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Property	Location	Encum-brances	Land	Building and Improve-ments	Capitalized Subsequent to Acquisition or Improvement	Land	Improve-ments	Total	Accumulated Depreciation	Date Acquired	Depreciable Life

MISSISSIPPI
Shipyard Plaza	Pascagula		-	-	13	-	13	13

NORTH CAROLINA							0
Chestnut Square	Brevard		-	-	228	177	51	228		February 12, 2003
Galleria	Wrightsville Beach		-	-	-	-	2	2		February 12, 2003
Providence Square	Charlotte		-	-	4	-	4	4		February 12, 2003
Riverview Shopping Center	Durham		-	-	206	-	206	206		February 12, 2003
Stanley Marketplace	Stanley		-	-	15	-	15	15		February 12, 2003
							-
SOUTH CAROLINA							0
Belfair Towne Village	Bluffton		1,301	-	273	1,302	272	1,574		December 22, 2003
North Village Center	North Myrtle Beach		-	-	1	-	1	1		February 12, 2003
Windy Hill	North Myrtle Beach		155	-	521	155	521	676		April 8, 2004
							-
Corporate			-	-	49	-	49	49
Total Land held for/under development			22,726	17,668	23,808	22,993	41,209	64,202

Property Held for Sale

LOUISIANA
Pinhook Plaza	Lafayette	-	34	22	-	34	22	56	(2)	February 12, 2003	40

TEXAS
Houston
Barker Cypress	Houston	-	1,676	5,029	342	1,676	5,371	7,047	(737)	August 15, 2000	40
Beechcrest	Houston	-	1,408	4,291	21	1,408	4,312	5,720	(629)	August 15, 2000	37
Benchmark Crossing	Houston	-	1,459	4,377	14	1,473	4,377	5,850	(469)	September 21, 2001	40
Kirkwood-Bissonnet	Houston	-	445	1,335	124	553	1,351	1,904	(143)	September 21, 2001	40
Colony Plaza	Sugarland	2,932	970	2,909	316	1,194	3,001	4,195	(320)	September 21, 2001	40
Copperfield	Houston	-	2,689	2,605	4,815	2,689	7,420	10,109	(905)	August 15, 2000	34
Forestwood	Houston	6,961	2,659	7,678	49	2,680	7,707	10,386	(589)	December 6, 2002	40

SCHEDULE III
EQUITY ONE, INC.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(In Thousands)

			Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Property	Location	Encum-brances	Land	Building and Improve-ments	Capitalized Subsequent to Acquisition or Improvement	Land	Improve-ments	Total	Accumulated Depreciation	Date Acquired	Depreciable Life
Grogan's Mill	The Woodlands	-	3,117	9,373	72	3,115	9,447	12,562	(1,356)	August 15, 2000	37
Hedwig	Houston	-	1,892	5,625	275	1,893	5,900	7,792	(639)	September 21, 2001	40
Highland Square	Sugarland	3,847	1,923	5,768	106	1,941	5,856	7,797	(674)	September 21, 2001	40
Market at First Colony	Sugarland	-	3,292	9,906	166	3,323	10,041	13,364	(1,161)	September 21, 2001	40
Mason Park	Katy	-	2,524	7,578	184	2,548	7,738	10,286	(869)	September 21, 2001	40
Mission Bend	Houston	-	2,514	7,854	297	2,514	8,150	10,665	(1,276)	August 15, 2000	37
Spring Shadows	Houston	-	1,206	3,617	4,423	2,533	6,713	9,246	(908)	August 15, 2000	40
Steeplechase	Jersey Village	-	2,666	8,021	174	2,666	8,195	10,861	(1,233)	August 15, 2000	37
Wal-Mart Stores, Inc.	Marble Falls	-	1,951		-	1,951	-	1,951	-	February 12, 2003	40
Westgate	Houston	29,159	12,611	30,557	-	11,376	31,792	43,168	(1,359)	June 1, 2004	40

Dallas
Creekside Plaza	Arlington	-	6,828	6,106	484	4,018	9,401	13,418	(408)	March 24, 2004	40
DeSoto Shopping Center	DeSoto	-	3,130	4,978	9	3,140	4,978	8,117	(145)	November 12, 2004	40
Green Oaks	Arlington	-	1,045	3,134	61	1,054	3,186	4,240	(367)	September 21, 2001	40
Melbourne Plaza	Hurst	-	932	2,796	59	941	2,846	3,787	(327)	September 21, 2001	40
Minyards	Garland	2,432	885	2,665	-	885	2,665	3,550	(369)	August 15, 2000	40
Parkwood	Plano	6,015	2,222	6,668	198	2,286	6,802	9,088	(758)	September 21, 2001	40
Richwood	Richardson	3,099	1,170	3,512	98	1,208	3,572	4,780	(405)	September 21, 2001	40
Sterling Plaza	Irving	-	1,834	5,504	216	1,834	5,720	7,554	(851)	August 15, 2000	37

Townsend Square	Desoto	-	2,247	6,793	70	2,247	6,863	9,110	(986)	August 15, 2000	37
Village by the Park	Arlngton	-	1,671	5,066	276	1,671	5,342	7,013	(847)	August 15, 2000	36
Village Center	Southlake	-	6,882	10,351	-	3,465	13,768	17,233	(602)	March 24, 2004	40

San Antonio
Bandera Festival	San Antonio	-	2,629	3,111	7,099	2,778	10,061	12,839	(1,417)	September 21, 2001	40
Blanco Village	San Antonio	-	5,723	10,559	3,444	5,723	14,003	19,726	(977)	May 10, 2002	40
Wurzbach	San Antonio	-	389	1,226	-	389	1,226	1,615	(168)	August 15, 2000	40

Total Property Held for Sale		54,445	82,623	189,014	23,393	77,204	217,826	295,030	(21,894)
Grand Total		$446,925	$652,461	$1,175,151	$192,863	$659,153	$1,361,322	$2,020,475	$(132,925)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

4.17	Supplemental Indenture No. 8
12.1	Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002