Form 10-Q
period 2006-03-31
EQUITY ONE, INC.
filed 2006-05-10
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

Yes ☐            No ☒

Applicable only to Corporate Issuers:

As of the close of business on May 1, 2006, 75,845,082 shares of the Company's common stock, par value $0.01 per share, were outstanding.

EQUITY ONE, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS MARCH 31, 2006 AND DECEMBER 31, 2005 (UNAUDITED) (In thousands, except per share amounts)
	March 31, 2006	December 31, 2005
ASSETS
PROPERTIES:
Income producing	$1,737,809	$1,661,243
Less: accumulated depreciation	(119,522)	(111,031)
Income producing property, net	1,618,287	1,550,212
Construction in progress and land held for development	102,784	64,202
Properties held for sale	281,579	282,091
Properties, net	2,002,650	1,896,505

CASH AND CASH EQUIVALENTS	2,216	102

ACCOUNTS AND OTHER RECEIVABLES, NET	19,139	17,600

SECURITIES	85,336	67,588

GOODWILL	11,982	12,013

OTHER ASSETS	59,234	58,225
TOTAL	$2,180,557	$2,052,033
		(Continued	)

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS MARCH 31, 2006 AND DECEMBER 31, 2005 (UNAUDITED) (In thousands, except per share amounts)
	March 31, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:

NOTES PAYABLE
Mortgage notes payable	$378,922	$392,480
Mortgage notes payable related to property held for sale	54,186	54,445
Unsecured revolving credit facilities	115,000	93,165
Unsecured senior notes payable	589,052	465,404
	1,137,160	1,005,494
Unamortized premium/discount on notes payable	12,041	15,830
Total notes payable	1,149,201	1,021,324
OTHER LIABILITIES
Accounts payable and accrued expenses	35,423	40,161
Tenant security deposits	10,071	9,561
Other liabilities	7,037	6,833
Total liabilities	1,201,732	1,077,879
MINORITY INTERESTS	989	1,425

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value - 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value - 100,000 shares authorized, 75,360 and 75,409 shares issued and outstanding for 2006 and 2005, respectively	754	754
Additional paid-in capital	956,762	955,378
Retained earnings	22,562	22,950
Accumulated other comprehensive (loss) income	(2,177)	3,404
Unamortized restricted stock compensation	-	(9,692)
Notes receivable from issuance of common stock	(65)	(65)
Total stockholders’ equity	977,836	972,729
TOTAL	$2,180,557	$2,052,033
		(Concluded )

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED) (In thousands, except per share amounts)
	Three Months Ended March 31,
	2006	2005
RENTAL REVENUE:
Minimum rents	$49,693	$47,015
Expense recoveries	15,176	12,661
Termination fees	292	468
Percentage rent payments	1,290	1,129
Total rental revenue	66,451	61,273
COSTS AND EXPENSES:
Property operating expenses	18,143	15,391
Rental property depreciation and amortization	11,970	10,241
General and administrative expenses	4,616	4,340
Total costs and expenses	34,729	29,972
INCOME BEFORE OTHER INCOME AND EXPENSE, MINORITY INTEREST, AND DISCONTINUED OPERATIONS	31,722	31,301
OTHER INCOME AND EXPENSE:
Interest expense	(14,804)	(12,030)
Amortization of deferred financing fees	(355)	(379)
Investment income	4,652	709
Other income	819	64
Loss on extinguishment of debt	(292)	-
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	21,742	19,665
MINORITY INTEREST	(28)	(50)
INCOME FROM CONTINUING OPERATIONS	21,714	19,615
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	159	560
Gain on disposal of income producing properties	492	1,615
Income from discontinued operations	651	2,175
NET INCOME	$22,365	$21,790
		(Continued )

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED) (In thousands, except per share amounts)
	Three Months Ended March 31,
	2006	2005
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE
Income from continuing operations	$0.29	$0.27
Income from discontinued operations	0.01	0.03
Total basic earnings per share	$0.30	$0.30
NUMBER OF SHARES USED IN COMPUTING BASIC EARNINGS PER SHARE	75,151	73,043
DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.28	$0.26
Income from discontinued operations	0.01	0.03
Total diluted earnings per share	$0.29	$0.29
NUMBER OF SHARES USED IN COMPUTING DILUTED EARNINGS PER SHARE	75,978	74,193

(Concluded)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005

NET INCOME	$22,365	$21,790

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding loss on securities available-for-sale	(7,112)	(84)
Reclassification adjustment for gain on the sale of securities included in net income	(3)	-
Net realized gain on settlement of interest rate contracts	1,543	-
Amortization of interest rate contracts	(9)	-
COMPREHENSIVE INCOME	$16,784	$21,706

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006 (UNAUDITED) (In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Unamortized Restricted Stock Compensation	Notes Receivable from Issuance of Common Stock	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2006	$754	$955,378	$22,950	$3,404	$(9,692)	$(65)	$972,729

Cumulative effect of change in accounting principle	(5)	(5,188)	-	-	9,692	-	4,499

Issuance of common stock	5	5,214	-	-	-	-	5,219

Stock issuance costs	-	(29)	-	-	-	-	(29)

Share-based compensation expense	-	1,387	-	-	-	-	1,387

Net income	-	-	22,365	-	-	-	22,365

Dividends paid	-	-	(22,753)	-	-	-	(22,753)

Other comprehensive loss	-	-	-	(5,581)	-	-	(5,581)
BALANCE, MARCH 31, 2006	$754	$956,762	$22,562	$(2,177)	$-	$(65)	$977,836

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED) (In thousands, except per share amounts)
	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$22,365	$21,790
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent adjustment	(621)	(1,267)
Amortization of above/(below) market intangibles	(523)	(148)
Provision for losses on accounts receivable	(226)	319
Amortization of premium/discount on notes payable	(2,886)	(1,285)
Amortization of deferred financing fees	355	379
Rental property depreciation and amortization	12,039	10,446
Amortization of restricted stock compensation	1,314	1,486
Amortization of stock option expense	73	-
Gain on disposal of real estate	(806)	(1,615)
Gain on sale of securities	(4)	-
Minority interests	28	50
Changes in assets and liabilities:
Accounts and other receivables	312	5,176
Other assets	(3,592)	(3,590)
Accounts payable and accrued expenses	108	1,627
Tenant security deposits	510	230
Other liabilities	205	(405)
Net cash provided by operating activities	28,651	33,193

INVESTING ACTIVITIES:
Additions to and purchases of properties	(83,421)	(1,299)
Purchases of land held for development	(26,950)	(14,411)
Additions to construction in progress	(6,350)	(3,913)
Proceeds from disposal of properties	2,883	14,460
Proceeds from sale of securities	57	-
Cash used to purchase securities	(25,078)	(8,921)
Proceeds from repayment of notes receivable	1,476	9
Increase in deferred leasing costs	(1,253)	(1,827)
Net cash used in investing activities	(138,636)	(15,902)
		(Continued )

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended March 31,
	2006	2005
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	$(13,817)	$(6,239)
Net borrowings (repayments) under revolving credit facilities	21,835	(2,237)
Proceeds from senior debt offering	123,284	-
Increase in deferred financing costs	(1,611)	-
Proceeds from issuance of common stock	5,219	7,631
Stock issuance costs	(29)	(112)
Cash dividends paid to stockholders	(22,753)	(21,426)
Distributions to minority interests	(29)	(30)
Net cash provided by (used in) financing activities	112,099	(22,413)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,114	(5,122)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	102	5,122
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,216	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$12,382	$12,387
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding loss on securities	$(7,112)	$(84)
The Company issued senior unsecured notes:
Face value of notes	$125,000
Underwriting Costs	(812)
Discount	(904)
Cash received	$123,284
		(Concluded )

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
(In thousands, except per share, property count, and square feet amounts)

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

    Portfolio

    As of March 31, 2006, the Company owned a total of 196 properties, encompassing 127 supermarket-anchored shopping centers, four drug store-anchored shopping centers, 47 other retail-anchored shopping centers, eleven developments and redevelopments parcels and seven other non-retail properties, as well as a non-controlling interest in one unconsolidated joint venture.

    Interim Financial Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related footnotes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 2, 2006.

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

    Total interest expense capitalized to construction in progress and land held for development was $1,076 and $633 for the months ended March 31, 2006 and 2005, respectively.

    Property Held for Sale

    The Company adopted the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. The definition of a component of an entity under SFAS

144, assuming no significant continuing involvement, requires that operating properties that are sold or classified as held for sale be accounted for as discontinued operations. Accordingly, the results of operations of operating properties disposed of, or classified as held for sale after January 1, 2002, for which the Company has no significant continuing involvement are reflected as discontinued operations.

    As of March 31, 2006, the Company has entered into an agreement for the disposition of 29 of its properties located in Texas (“the 29 Texas properties”) to EQYInvest Texas, LLC, a Delaware limited liability company (the “JV”) in exchange for cash consideration and a 20% interest in the JV. The Company also entered into a Management Agreement pursuant to which the Company would continue to manage and lease the properties on behalf of the JV (collectively, the “JV Transaction”). The Company classified the properties as held for sale as of March 31, 2006, but as a result of the Company’s significant continuing involvement in these properties after the JV Transaction, the operating results of the 29 Texas properties are included in income from continuing operations for the current reporting periods, and not discontinued operations. On April 25, 2006, the Company completed the disposition of the 29 Texas properties pursuant to the JV Transaction. In future periods, the results of operations of the 29 Texas properties will not be consolidated, but will be accounted for under the equity method of accounting. The 29 Texas properties’ effect on results of operations for the reporting periods is presented in footnote 4.

    As of March 31, 2006, in addition to the 29 Texas properties, two other properties located in Texas were classified as property held for sale.

    Long-lived assets

    On a periodic basis, or whenever events or change in circumstances indicate, the Company assesses whether the value of the real estate properties may be impaired. A property’s value is impaired only if it is probable that management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the historical net carrying value of the property. In management’s estimate of cash flows, it considers facts such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other actors. In addition, the undiscounted cash flows may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether impairment exits and whether the effects could materially impact the Company’s net income. To the extent that impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

    When assets are identified by the Company as held for sale, the Company estimates the sales prices, net of selling costs, of such assets. Assets that will be sold together in a single transaction are aggregated in determining if the net sales proceeds of the group are expected to be less than the net book value of the assets. If, in management’s opinion, the net sales prices of the assets, which have been identified for sale, are expected to be less than the net book value of the assets, an impairment charge is recorded. For the three months ended March 31, 2006, $86 of impairment loss was recognized and is reflected in income from discontinued operations.

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

    Accounts Receivable

    Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants. Management evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect amounts estimated to be uncollectible. The allowance for doubtful accounts was $1,138 and $1,533 at March 31, 2006 and December 31, 2005, respectively.

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

    As of March 31, 2006, the Company directly or indirectly owned approximately 3,574 ordinary shares of DIM Vastgoed N.V. (“DIM”). DIM is a public company organized under the laws of the Netherlands, the shares of which are listed on Euronext Amsterdam and which operates as a closed-end investment company owning and operating a portfolio of 19 shopping center properties aggregating approximately 2.7 million square feet in the southeastern United States. DIM’s capital structure has priority shares and ordinary shares. The priority shares are 100% owned by a foundation that, until recently, was controlled by two members of its supervisory board and its management board. The ordinary shares have voting rights; however, only the priority shares have the right to nominate members to the supervisory board and to approve certain other corporate matters. As of April 30, 2006, the Company has increased its ownership of DIM to approximately 3,681 ordinary shares, representing approximately 46.9% of DIM’s total outstanding ordinary shares. In addition, the Company has committed to buy, in September 2007, an additional 45 certificates representing ordinary shares for total consideration of $941.

    As of March 31, 2006, the fair value of DIM’s ordinary shares is less than the carrying amount of the Company’s investment. The Company’s aggregate cost is $73,328 and, based on the closing market price on March 31, 2006, the ordinary shares of DIM had a fair value of $69,339. This results in an unrealized loss of $3,989. The Company has evaluated the near-term prospects of the issuer in relation to the severity and the duration of the impairment and, based on its evaluation and ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investment to be other-than-temporarily impaired at March 31, 2006.

    As of March 31, 2006, management believes the investment in DIM should be accounted for as an available-for-sale security because, as of that date, the Company was unable to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, the Company was unable to nominate candidates for election to, or otherwise participate in the affairs of, DIM’s supervisory board.

    In February 2006, DIM’s supervisory board proposed certain changes to its management structure, including the termination of the existing Directorship and Management Agreement with Dane Investors Management B.V., the execution of a new management agreement with more favorable terms to DIM, the nomination of an additional independent director recommended by the Company to the supervisory board and the termination of the management board’s rights with respect to the priority shares. Shareholder meetings were held on March 23 and April 25, 2006 at which the shareholders of DIM approved these changes. As a result of this restructuring and the increase in Company’s ownership, the Company believes it has acquired significant influence over the operating and financial activities of DIM. The consequence of this influence is that in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company will be required commencing in the second quarter of 2006 to account for its investment in DIM under the equity method of accounting. The equity method of accounting will be applied retroactively to the commencement of the Company’s ownership in DIM and the financial results of the Company for these prior periods will be restated to reflect that method of accounting.

    As of March 31, 2006, the fair value of the Company’s debt securities is less than the carrying amount of the investment. The Company holds $14,110 in original principal amount of Winn-Dixie Stores, Inc. (“Winn-Dixie”) 8.875% senior notes due April 2008, at a carrying amount of $11,918 and an unrealized loss of $771. The decline in value occurred due to the declaration of bankruptcy by Winn-Dixie in February 2005. Management has considered and evaluated the pertinent facts available to it, including that: (i) Winn-Dixie’s equity at March 31, 2006 had a fair value of approximately $41,000, which the Company believes is an indicator that the notes are most likely recoverable, (ii) the notes’ decline in value is most likely due in part to the timeliness of the principal and interest payments, (iii) subsequent to the declaration of bankruptcy the notes’ market price has increased in fair value; and (iv) as a bond holder and landlord, Winn-Dixie is an anchor tenant in several of the Company’s shopping centers, the Company has received input from outside advisors, and those analyses and inputs reflect a positive enterprise value. Management believes that these factors provide reasonable assurance that the Company will recover its cost. Accordingly, as of March 31, 2006, the Company expects to recover the carrying amount of the investment. The Company has not recognized any investment income on the notes for the period ended March 31, 2006.

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

    The key assumptions management employs to determine the fair value of the Company’s reporting units (each property is considered a reporting unit) include (a) net operating income; (b) cash flows; and (c) an estimation of the fair value of each reporting unit, which was based on the Company’s experience in evaluating properties for acquisition and relevant market conditions. A variance in the net operating income or discount rate could have a significant impact on the amount of any goodwill impairment charge recorded.

    Management cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $11,982 at March 31, 2006. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s tenant base, or a material negative change in its relationships with significant tenants.

    For the three months ended March 31, 2006 and 2005, $29 and $213, respectively, of goodwill was included in the determination of the gain on disposal of income producing properties due to the disposition of certain properties.

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

    Until January 1, 2006, the Company had a controlling general partnership interest (75% interest) in Venice Plaza and recorded a minority interest for the limited partners’ share of equity. In January 2006, the Company acquired the minority partner’s interest (and eliminated the related minority interest).

    The Company has a controlling, general partnership interest in Sunlake-Equity Joint Venture. The Company has funded all of the acquisition costs, is required to fund any necessary development and operating costs, receives an 8% preferred return on its advances and is entitled to 60% of the profits thereafter. The minority partners are not required to make contributions and, to date, have not contributed any capital. The joint venture is in the process of obtaining the required approvals and permits to continue its mixed-use business plan. No minority interest has been recorded as the venture has incurred operating losses after taking into account the Company’s preferred return.

    The Company has a controlling, membership interest in Dolphin Village Partners, LLC. The Company has funded all of the acquisition costs, is required to fund any necessary development and operating costs, receives an 8% preferred return on its advances and is entitled to 50% of the profits thereafter. The minority partners are not required to make contributions and, to date, have not contributed any capital. The joint venture operations consist of Dolphin Village Shopping Center and are in the process of obtaining the required approvals and permits to continue its mixed-use business plan. No minority interest has been recorded as the venture has incurred operating losses after taking into account the Company’s preferred return

    Use of Derivative Financial Instruments

    The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheets as assets or liabilities, depending n the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, are recognized in earnings in the current period.

    The Company entered into an aggregate notional amount of $95,000 of treasury locks. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments relating to an anticipated issuance of fixed-rate borrowings. The treasury locks were terminated in connection with the issuance of $125,000 of unsecured senior notes in March 2006. The realized gain on these hedging relationships has been deferred in OCI and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.

    During 2004, concurrent with the issuance of the 3.875% $200,000 senior unsecured notes, the Company entered into a $100,000 notional principal variable rate interest swap with an estimated fair value of $5,900 as of March 31, 2006. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

    Notes receivable from issuance of common stock

    As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley Act of 2002, the Company had loaned $7,112 to various executives in connection with their exercise of options to purchase shares of the Company’s common stock of which $7,047 has been repaid. The remaining note bears interest only, payable quarterly, at the rate of 5% per annum and the principal is due in June 2007. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, there has been no material modifications to the terms of this outstanding loan.

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

    Income Taxes

    The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code (“Code”), commencing with its taxable year ended December 31, 1995.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its stockholders.  Also, at least 95% of the Company’s gross income in any year must be derived from qualifying sources. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, principally real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company’s consolidated taxable REIT subsidiaries (“TRS’s”). The Company’s TRS’s did not have significant tax provisions or deferred income tax items.

    Stock-Based Compensation

    Cumulative Effect of Change in Accounting Principle

    Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principle Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations as permitted by Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no stock-based compensation costs were recognized in the Statement of Operations for stock options, as our options granted had an exercise price equal to the market value of our common shares on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized beginning January 1, 2006, includes (a) compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has used the binomial option-pricing model to estimate the fair value of each option grant.

On January 1, 2006, the Company recorded the cumulative effect of adopting SFAS 123(R). This cumulative effect resulted in decreasing accrued liabilities by $4,499 and increasing shareholder equity by $4,499. These balance sheet changes related to deferred compensation on unvested shares. There was no effect on the consolidated statement of operations or cash flows. Under SFAS No. 123(R), deferred compensation is no longer recorded at the time unvested shares are issued. Share-based compensation is now recorded over the requisite service period with an offsetting credit to equity (generally additional paid-in capital).

    Share-Based Compensation Subsequent to the Adoption of SFAS 123(R)

    Share-based compensation expense included in net income for the three months ended March 31, 2006, was $1,387, of which $1,314 related grants of restricted stock and $73 related to grants of options. If the Company had not adopted SFAS No. 123(R), our net income for the period ended March 31, 2006, would have excluded $73 of share-based compensation related to options.

    Accordingly, if the Company had not adopted 123(R), our income from continuing operations, net income, basic earnings per share and dilutive earnings per share for the three months ended March 31, 2006, would not have been significantly different. While there are certain differences between SFAS No. 123 and 123(R), the Company believes the pro forma disclosures under SFAS No. 123 presented below approximate the effect of SFAS No. 123(R) for the three moths ended March 31, 2005.

    Pro Forma Information for Period Prior to Adoption of SFAS No. 123(R)

    The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Net Income	As reported................................................	$ 21,790

Add:	Stock-based employee compensation expense included in reported net income.......................................................	1,486

Deduct:	Total fair value stock-based employee compensation expense for all awards...	(1,681)

	Pro forma....................................................	$ 21,595

Basic earnings per share	As reported................................................	$ 0.30

	Pro forma....................................................	$ 0.30

Diluted earnings per share	As reported................................................	$ 0.29

	Pro forma....................................................	$ 0.29

    Segment information

    The Company’s properties are community and neighborhood shopping centers located predominantly in high growth markets in the southern and northeastern United States. Each of the Company’s centers are separate operating segments which have been aggregated and reported as one reportable segment because they have characteristics so similar that they are expected to have essentially the same future prospects. The economic characteristics include similar returns, occupancy and tenants and each is located near a metropolitan area with similar economic demographics and site characteristics. Further, all of the Company’s property operations are within the United States and no tenant comprises more than 10% of rental income.

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

    New accounting pronouncements

    In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments, (FSP EITF 03-11). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005, and the Company continued to apply relevant “other-than-temporary” guidance, as provided for in FSP EITF 03-1-1 during fiscal 2005. The adoption in 2006 of the guidance of FSP FAS 115-1 and FAS 124-1 did not have a significant effect on the Company’s consolidated financial statements.

    In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. Public companies with calendar year-ends would be required to adopt the provision of the standard effective for fiscal years beginning after June 15, 2005. The adoption on January 1, 2006 by the Company of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption. The estimated impact on operating income of adopting SFAS 123(R) for the year ended December 31, 2006, relating to prior year and unvested stock option grants only, will be approximately $276. However, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact as presented in the disclosure of pro forma net income and earnings per share in Note 1, Stock-Based Compensation.

    In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction (SFAS 154”), which replaces PB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and are required to be adopted by the Company in the first quarter of 2006. The adoption of this standard did not materially impact the financial position, results of operations or cash flows of the Company.

3.	Acquisitions

    The following table reflects a series of individual properties that were acquired during 2006:

Property	Location	Month Purchased	Square Feet/ Acres	Purchase Price

Brookside Plaza	Enfield, CT	January	210,787	$28,500
Commonwealth II	Jacksonville, FL	January	53,598	600
Dolphin Village	St. Pete Beach, FL	January	138,129	28,000
Piedmont Peachtree Crossing	Buckhead, GA	March	152,239	47,950
Prosperity Office Building	Palm Beach Gardens, FL	March	3,200	1,400
Total				$106,450

    No equity interests were issued or issuable in connection with the above purchase and no contingent payments, options or commitments are provided for in the agreements. No goodwill was recorded in conjunction with any of the individual property acquisitions.

4.	Property Held for Sale and Dispositions

    As of March 31, 2006, in addition to the 29 Texas properties, two other properties located in Texas were held for sale. The 31 properties had a net book value of $281,579 comprising an aggregate of 2.9 million square feet of gross leasable area. All of the properties subsequently have been sold.

    The following table reflects the properties sold during the first quarter of 2006:

Date Sold	Property	Location	Square Feet/ Acres	Gross Sales Price	Gain On Sale

March 2006	Scottsville	Bowling Green, KY	38,450	$ 2,500	$ 492
	Sale of income producing property			2,500	492
February 2006	Westridge out parcel	McDonough, GA	1.0 acres	875	314
	Total			$ 3,375	$ 806

    The summary selected operating results for income producing properties disposed of or designated as held for sale, with no significant continuing involvement, are as follows:

	Three Months Ended March 31,
	2006	2005
Rental Revenue	$391	$1,404
Expenses
Property operating expenses	(77)	(472)
Rental property depreciation and amortization.	(69)	(205)
Interest expense	-	(167)
Other	(86)	-
Operations of income producing properties sold or held for sale	$159	$560

    As a result of the Company’s significant continuing involvement in the 29 Texas properties after the JV Transaction, the Company is required to still include the operating results of the properties in the consolidated income from continuing operations and not discontinued operations. Despite such treatment, upon completion of the JV Transaction in April 2006, the results of operations of the 29 Texas properties would not be consolidated, but would be accounted for under the equity method of accounting.

    The summary selected operating results for the 29 Texas properties designated as held for sale, with significant continuing involvement are as follows:

	Three Months Ended March 31,
	2006	2005
Rental Revenue	$10,745	$10,149
Expenses
Property operating expenses	(2,667)	(2,590)
Rental property depreciation and amortization.	(2,018)	(1,787)
Interest expense	(833)	(1,214)
Other	(9)	(12)
Operations of income producing properties held for sale with continuing involvement	$5,218	$4,546

5.	Investments in Joint Ventures

    The Company has included in other assets in its consolidated balance sheets at March 31, 2006, and December 31, 2005, an investment of $285 for both periods in an unconsolidated joint venture which owns a parcel of land that is held for future development or sale. The Company is obligated to fund 50% of any working capital that is required (as determined jointly by the Company and its joint venture partner). The current obligations are a nominal amount to pay property taxes and other carrying costs. The joint venture currently has no outstanding debt obligations or contractual commitments and the Company has not guaranteed any obligations of the joint venture.

6.	Borrowings

    The following is a summary of the Company’s borrowings, consisting of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities:

	March 31, 2006	December 31, 2005
Mortgage Notes Payable
Fixed rate mortgage loans	$433,108	$446,925
Unamortized net premium on mortgage notes payable	8,995	11,006
Total	$442,103	$457,931

    The weighted average interest rate of the mortgage notes payable at March 31, 2006 and December 31, 2005 was 7.30% and 7.19%, respectively, excluding the effects of the net premium adjustment.

    Each of the existing mortgage loans is secured by a mortgage on one or more of the Company’s properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $103,137 contain prohibitions on transfers of ownership which may have been violated by the Company’s previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, the Company will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company’s results of operations or financial condition.

	March 31, 2006	December 31, 2005
Unsecured Senior Notes Payable
7.77% Senior Notes, due 4/1/06	$50,000	$50,000
7.25% Senior Notes, due 8/15/07	75,000	75,000
3.875% Senior Notes, due 4/15/09	200,000	200,000
Fair value of interest rate swap	(5,948)	(4,596)
7.84% Senior Notes, due 1/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	120,000	120,000
6.0% Senior Notes, due 9/15/16	125,000	-
Unamortized net premium on unsecured senior notes payable	3,046	4,824
Total	$592,098	$470,228

    The weighted average interest rate of the unsecured senior notes at March 31, 2006 and December 31, 2005 was 5.47% and 5.2%, respectively, excluding the effects of the interest rate swap and net premium adjustment.

    In March 2006, the Company completed the issuance of $125,000 of 6.0% senior unsecured notes that mature on September 15, 2016. Interest is due semi-annually on March 15 and September 15 of each year commencing on September 15, 2006. The notes were issued at a discount of $904 that will be amortized as interest expense over the life of the notes.

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

    The Company swapped $100,000 notional principal of the $200,000, 3.875% senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%.

	March 31, 2006	December 31, 2005
Unsecured Revolving Credit Facilities
Wells Fargo	$115,000	$93,000
City National Bank	-	165
Total	$115,000	$93,165

    In January 2006, the Company entered into an amended and restated unsecured revolving credit facility, with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility has a maximum principal amount of $275,000 and bears interest at the Company’s option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of the

Company’s senior unsecured notes or (ii) Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company’s subsidiaries. Based on the Company’s current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $137,500, a $35,000 swing line facility for short term borrowings, a $20,000 letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400,000. The facility expires January 17, 2009 with a one-year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company’s ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The weighted average interest rate at March 31, 2006 and December 31, 2005, was 5.14% and 4.68% respectively.
The Company also has a $5,000 unsecured credit facility with City National Bank of Florida, of which there was no outstanding balance at March 31, 2006 and $165 at December 31, 2005. This facility also provides collateral for $1,371 in outstanding letters of credit.
As of March 31, 2006, the availability under the various credit facilities was approximately $163,600 net of outstanding balances and letters of credit.

7.	Stockholders’ Equity and Earnings Per Share

    The following table reflects the change in number of shares of common stock issued for the three months ended March 31, 2006:

	Common Stock*	Options Exercised	Total
Board of Directors	1	-	1
Officers	141 **	98	239
Employees and other	14	3	17
Cumulative effect of a change in accounting principle ***	(517)	-	(517)
Dividend Reinvestment and Stock Purchase Plan	211	-	211
Total	(150)	101	(49)

* Effective January 1, 2006, the Company changed the method of accounting for restricted stock to comply with the provisions of FASB Statement No. 123(R). During the first quarter of 2006, the Company granted 97 shares of restricted stock which are subject to forfeiture and vest over periods from one to three years. Under FASB Statement No. 123(R), restricted stock with a requisite service period is not deemed to be issued until the shares vest and, accordingly, the above schedule includes 216 shares that vested during the current period.

**Is net of shares surrendered on the exercise of options.

***Represents the reversal of unvested restricted stock being reported at December 31, 2005 to comply with the provisions of FASB Statement 123(R).

    The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Denominator for basic earnings per share - weighted average shares	75,151	73,043
Walden Woods Village, Ltd	94	94
Unvested restricted stock	447	628
Stock options (using treasury method)	286	428
Subtotal	827	1,150
Denominator for diluted earnings per share - weighted average shares	75,978	74,193

8.	Share-Based Compensation Plans

    As of March 31, 2006, we have grants outstanding under two share-based compensations plans. The 1995 Stock Option Plan (“the 1995 Plan”) authorized the grant of options, common shares and other share-based awards for up to 1,000 shares of common stock. In June 2000, the shareholders approved the Equity One 2000 Executive Incentive Compensation Plan (“the 2000 Plan”), which authorized the grant of an additional 5,500 shares for options, common shares and other share-based awards.

    The term of each award is determined by the Compensation Committee of the Company (the “Committee”), but in no event can be longer than ten years from the date of the grant. The vesting of the awards is determined by the Committee, in its sole and absolute discretion, at the date of grant of the award. Dividends are paid on unvested shares. Certain options and share awards provide for accelerated vesting if there is a change in control.

    The fair value of each option award is estimated on the date of grant using binomial option- pricing model. Expected volatilities, option life (years), dividend yields, employee exercises and employee terminations are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company measures compensation costs for restricted stock awards based on the fair value of the Company’s common stock at the date of the grant and charges to expense such amounts to earnings ratably over the vesting period.

    The following table provides a summary of option activity:

	Shares Under Option	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2005	977	$16.00
Granted	-	-
Exercised	(101)	14.22
Forfeited or expired	-	-
Outstanding at March 31, 2006	876	$16.00	7.2	$7,499
Exercisable at March 31, 2006	598	$15.46	6.6	$5,444

    There were no options granted during the three months ended March 31, 2006.
    The total intrinsic value of options exercised during the three months ended March 31, 2006, was $1,043.
    The total cash received from option exercised was $1,433.

    The following table provides a summary of restricted share activity:

	Unvested Shares	Weighted-Average Price
Unvested at December 31, 2005	518	$18.72
Granted	96	$23.41
Vested	(216)	$18.38
Forfeited	(7)	$22.75
Unvested at March 31, 2006	391	$19.99

    As of March 31, 2006, there was $8,025 of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans. This cost is expected to be recognized over the next 1.6 years. The total vesting-date value of the shares that vested during the three months ended March 31, 2006, was $5,060.

9.	Condensed Consolidating Financial Information

    Most of the Company’s subsidiaries, have guaranteed the Company’s indebtedness under the unsecured senior notes and revolving credit facility. The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet As of March 31, 2006	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Properties, net	$359,754	$1,104,550	$538,346	$-	$2,002,650
Investment in affiliates	628,317	-	-	(628,317)	-
Other assets	66,313	30,410	81,184	-	177,907
Total	$1,054,384	$1,134,960	$619,530	$(628,317)	$2,180,557
LIABILITIES
Mortgage notes payable	$48,342	$126,163	$258,603	$-	$433,108
Unsecured revolving credit facilities	115,000	-	-	-	115,000
Unsecured senior notes payable	589,052	-	-	-	589,052
Unamortized premium on notes payable	3,234	2,764	6,043	-	12,041
Other liabilities	24,766	18,504	9,261	-	52,531
Total liabilities	780,394	147,431	273,907	-	1,201,732
MINORITY INTERESTS	-	-	-	989	989
STOCKHOLDERS’ EQUITY	273,990	987,529	345,623	(629,306)	977,836
Total	$1,054,384	$1,134,960	$619,530	$(628,317)	$2,180,557

Condensed Balance Sheet As of December 31, 2005	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Equity One
ASSETS
Properties, net	$356,624	$1,085,261	$454,620	$-	$1,896,505
Investment in affiliates	628,317	-	-	(628,317)	-
Other assets	58,754	29,114	67,660	-	155,528
Total	$1, 043,695	$1,114,375	$522,280	$(628,317)	$2,052,033

LIABILITIES
Mortgage notes payable	$48,738	$139,177	$259,010	$-	$446,925
Unsecured revolving credit facilities	93,165	-	-	-	93,165
Unsecured senior notes, net	465,404	-	-	-	465,404
Unamortized premium on notes payable	5,024	2,832	7,974	-	15,830
Other liabilities	23,365	24,086	9,104	-	56,555
Total liabilities	635,696	166,095	276,088	-	1,077,879
MINORITY INTEREST	-	-	-	1,425	1,425
STOCKHOLDERS’ EQUITY	407,999	948,280	246,192	(629,742)	972,729
Total	$1,043,695	$1,114,375	$522,280	$(628,317)	$2,052,033

Condensed Statement of Operations For the three months ended March 31, 2006	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
RENTAL REVENUE:
Minimum rents	$9,005	$28,169	$12,519	$-	$49,693
Expense recoveries	2,587	8,981	3,608	-	15,176
Termination fees	38	248	6	-	292
Percentage rent	111	771	408	-	1,290
Total rental revenue	11,741	38,169	16,541	-	66,451
EQUITY IN SUBSIDIARIES EARNINGS	27,175	-	-	(27,175)	-

COSTS AND EXPENSES:
Property operating expenses	3,063	11,291	3,789	-	18,143
Rental property depreciation and amortization	1,830	6,627	3,513	-	11,970
General and administrative expenses	4,298	313	5	-	4,616
Total costs and expenses	9,191	18,231	7,307	-	34,729
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	29,725	19,938	9,234	(27,175)	31,722
OTHER INCOME AND EXPENSES:
Interest expense	(8,192)	(2,082)	(4,530)	-	(14,804)
Amortization of deferred financing fees	(292)	(31)	(32)	-	(355)
Investment income	296	60	4,296	-	4,652
Other income	350	469	-	-	819
Loss on extinguishment of debt	-	-	(292)	-	(292)
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	21,887	18,354	8,676	(27,175)	21,742
MINORITY INTEREST	-	(28)	-	-	(28)
INCOME FROM CONTINUING OPERATIONS	21,887	18,326	8,676	(27,175)	21,714
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(14)	173	-	-	159
Gain on disposal of income producing properties	492	-	-	-	492
Income from discontinued operations	478	173	-	-	651
NET INCOME	$22,365	$18,499	$8,676	$(27,175)	$22,365

Condensed Statement of Operations For the three months ended March 31, 2005	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
RENTAL REVENUE:
Minimum rents	$11,945	$23,523	$11,547	$-	$47,015
Expense recoveries	3,048	5,783	3,830	-	12,661
Termination fees	330	71	67	-	468
Percentage rent	222	230	677	-	1,129
Total rental revenue	15,545	29,607	16,121	-	61,273
EQUITY IN SUBSIDIARIES EARNINGS	19,226	-	-	(19,226)	-
COSTS AND EXPENSES:
Property operating expenses	3,889	6,981	4,521	-	15,391
Rental property depreciation and amortization	2,437	5,300	2,504	-	10,241
General and administrative expenses	4,166	174	-	-	4,340
Total costs and expenses	10,492	12,455	7,025	-	29,972
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	24,279	17,152	9,096	(19,226)	31,301
OTHER INCOME AND EXPENSES:
Interest expense	(4,747)	(3,399)	(3,884)	-	(12,030)
Amortization of deferred financing fees	(292)	(36)	(51)	-	(379)
Investment income	616	87	6	-	709
Other income	21	43	-	-	64
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	19,877	13,847	5,167	(19,226)	19,665
MINORITY INTEREST	-	(28)	(22)	-	(50)
INCOME FROM CONTINUING OPERATIONS	19,877	13,819	5,145	(19,226)	19,615
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	298	119	143	-	560
Gain on disposal of income producing properties	1,615	-	-	-	1,615
INCOME FROM DISCONTINUED OPERATIONS	1,913	119	143	-	2,175
NET INCOME	$21,790	$13,938	$5,288	$(19,226)	$21,790

Condensed Statement of Cash Flows For the three months ended March 31, 2006	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$469	$17,365	$10,817	$28,651
INVESTING ACTIVITIES:
Additions to and purchase of properties	(1,937)	(953)	(80,531)	(83,421)
Purchases of land held for development	-	(1,906)	(25,044)	(26,950)
Additions to construction in progress	(313)	(5,606)	(431)	(6,350)
Proceeds from disposal of properties	2,569	314	-	2,883
Proceeds from sale of securities	57	-	-	57
Cash used to purchase securities	(434)	-	(24,644)	(25,078)
Proceeds from repayment of notes receivable	1,477	(2)	1	1,476
Increase in deferred leasing costs	(253)	(814)	(186)	(1,253)
Advances from (to) affiliates	(125,041)	(7,344)	132,385	-
Net cash (used in) provided by investing activities	(123,875)	(16,311)	1,550	(138,636)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(396)	(1,054)	(12,367)	(13,817)
Net borrowings under revolving credit facilities	21,835	-	-	21,835
Proceeds from senior debt offering	123,284	-	-	123,284
Increase in deferred financing costs	(1,611)	-	-	(1,611)
Proceeds from issuance of common stock	5,219	-	-	5,219
Stock issuance costs	(29)	-	-	(29)
Cash dividends paid to stockholders	(22,753)	-	-	(22,753)
Distributions to minority interest	(29)	-	-	(29)
Net cash provided by (used in) financing activities	125,520	(1,054)	(12,367)	112,099
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,114	-	-	2,114
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	102	-	-	102
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,216	$-	$-	$2,216

Condensed Statement of Cash Flows For the three months ended March 31, 2005	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$6,970	$24,829	$1,394	$33,193
INVESTING ACTIVITIES:
Additions to and purchase of properties	-	(1,299)	-	(1,299)
Purchases of land held for development	-	(14,411)	-	(14,411)
Additions to construction in progress	(488)	(3,425)	-	(3,913)
Proceeds from disposal of properties	-	14,460	-	14,460
Cash used to purchase securities	(8,921)	-	-	(8,921)
Proceeds from repayment of notes receivable	-	9	-	9
Increase in deferred leasing costs	-	(1,827)	-	(1,827)
Advances from (to) affiliates	13,900	(13,432)	(468)	-
Net cash provided by (used in) investing activities	4,491	(19,925)	(468)	(15,902)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(439)	(4,874)	(926)	(6,239)
Net repayments under revolving credit facilities	(2,237)	-	-	(2,237)
Proceeds from issuance of common stock	7,631	-	-	7,631
Stock issuance costs	(112)	-	-	(112)
Cash dividends paid to stockholders	(21,426)	-	-	(21,426)
Distributions to minority interest	-	(30)	-	(30)
Net cash provided by (used in) financing activities	(16,583)	(4,904)	(926)	(22,413)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,122)	-	-	(5,122)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,122	-	-	5,122
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-

10.	Commitments and Contingencies

    As of March 31, 2006, the Company has pledged letters of credit totaling $1,426 as additional security for certain financings and other activities.

    The Company has committed to fund approximately $33,721, based on current plans and estimates, in order to complete pending development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities.

    Certain of the Company’s properties are subject to a ground lease, which are accounted for as operating leases and have annual obligations of approximately $100.

    The Company is subject to litigation in the normal course of business. However, none of the litigation outstanding as of March 31, 2006, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

11.	Subsequent Events

    On April 25, 2006, the Company completed the disposition of 29 Texas properties pursuant to a JV Transaction. In consideration for the sale, the Company realized net proceeds of approximately $308,700 and has received a 20% interest in the JV. In addition, the Company entered into a Management Agreement pursuant to which it will manage and lease the properties on behalf of the JV.

    In February 2006, DIM’s supervisory board proposed certain changes to its management structure, including the termination of the existing Directorship and Management Agreement with Dane Investors Management B.V., the execution of a new management agreement with more favorable terms to DIM, the nomination of an additional independent director recommended by the Company to the supervisory board and the termination of the management board’s rights with respect to the priority shares. Shareholder meetings were held on March 23 and April 25, 2006 at which the shareholders of

DIM approved these changes. As a result of this restructuring and the increase in Company’s ownership, the Company believes it has acquired significant influence over the operating and financial activities of DIM. The consequence of this influence is that in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company will be required commencing in the second quarter of 2006 to account for its investment in DIM under the equity method of accounting. The equity method of accounting will be applied retroactively to the commencement of the Company’s ownership in DIM and the financial results of the Company for these prior periods will be restated to reflect that method of accounting.

    On May 5, 2006, the Company announced that the Executive Committee of its Board of Directors has authorized the repurchase of up to $40,000 of the Company’s common stock in the open market or in privately negotiated transactions, at the discretion of the Company’s management and as market conditions warrant, during the period commencing May 5, 2006, through December 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein, our audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2005, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for an interim period may not give a true indication of results for the entire year.

    Unless the context otherwise requires, all references to “we”, “our”, “us”, “Equity One”, and the “Company” in this report refer collectively to Equity One, Inc. and its subsidiaries, including joint ventures.

    Critical Accounting Policies

    Our 2005 Annual Report on Form 10-K contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, accounting for securities, impairment testing of goodwill, and joint venture accounting. For the three month period ended March 31, 2006, there were no material changes to these policies.

    Overview

    The execution of our business strategy during the first quarter of 2006 resulted in:

•	Our acquisition of three retail centers and two non-retail properties for aggregate consideration of $106.5 million;
•
Our sale of one non-core income producing property for total consideration of $2.5 million and realized gains of $492,000 and the sale of an out parcel for total consideration of $875,000 and realized gains of $314,000;

•	An increase in the occupancy rate in our core shopping center portfolio to 94.4% at March 31, 2006 from 93.4% at December 31, 2005;
•	An increase in the average rental rate on 109 lease renewals aggregating 406,938 square feet by 5.2% to $11.23 per square foot;
•	The execution of 85 new leases totaling 264,789 square feet at an average rental rate of $11.71 per square foot, a 5.8% increase over the $11.07 average rental rate for lost leases;
•	The completion and leasing of $4.0 million of development projects with an incremental NOI yield on cost of approximately 11.0%; and
•	Our issuance of $125.0 million principal amount of 6% senior unsecured notes maturing September 2016.

    On February 22, 2005, Winn-Dixie Stores, Inc., an anchor tenant in 16 of our shopping centers occupying 730,000 square feet of gross leasable area and accounting for approximately $5 million in annualized minimum rent, filed for bankruptcy protection. During 2005, Winn-Dixie rejected two of its leases and closed those related stores in connection with its restructuring activities. The two affected stores provided for approximately $596,000 in annualized minimum rent. If it elects to close more or all of their other stores at our centers and terminate those leases, it would adversely affect our operating results, including funds from operations and cash flows. In addition, we own approximately $14.1 million original principal amount of Winn-Dixie’s 8.875% senior notes. Since it filed for bankruptcy, Winn Dixie has not paid any interest payment on these notes; therefore, there is no guarantee that we will receive any additional payments or any principal payment at maturity.

    As of March 31, 2006, we entered into an agreement for the disposition of 29 of our properties located in Texas (“the 29 Texas properties”) to EQYInvest Texas, LLC, a Delaware limited liability company (the “JV”) in exchange for cash consideration and a 20% interest in the JV. We also entered into a Management Agreement pursuant to which we would continue to manage and lease the properties on behalf of the JV (collectively, the “JV Transaction”). We classified the properties as held for sale as of March 31, 2006, but as a result of our significant continuing involvement in these properties after the JV Transaction, the operating results of the 29 Texas properties are included in income from continuing operations for the current reporting periods, and not discontinued operations. On April 25, 2006, we completed the disposition of the 29 Texas properties pursuant to the JV Transaction. In future periods, the results of operations of the 29 Texas properties will not be consolidated, but will be accounted for under the equity method of accounting. The 29 Texas properties’ effect on results of operations for the reporting periods is presented in footnote 4.

    In February 2006, the supervisory board of DIM Vastgoed NV, a company in which we own approximately 47% (“DIM”), proposed certain changes to its management structure, including the termination of the existing Directorship and Management Agreement with Dane Investors Management B.V., the execution of a new management agreement with more favorable terms to DIM, the nomination of an additional independent director to the supervisory board and the termination of the management board’s rights with respect to the priority shares. Shareholder meetings were held on March 23 and April 25, 2006 at which the shareholders of DIM approved these changes. As a result of this restructuring and the increase in Company’s ownership, we believe it has acquired significant influence over the operating and financial activities of DIM. The consequence of this influence is that in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, we will be required, commencing in the second quarter of 2006, to account for our investment in DIM under the equity method of accounting. The equity method of accounting will be applied retroactively to the commencement of our ownership in DIM and our financial results for these prior periods will be restated to reflect that method of accounting.

    Results of Operations

    Our consolidated results of operations are not necessarily comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments and security investments. A large portion of the change in our statement of operations line items is related to these changes in our portfolio.

    The following summarizes items from our unaudited condensed consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in 2006 compared to 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005	% Change
Total rental revenue	$66,451	$61,273	8.5%
Property operating expenses	$18,143	$15,391	17.9%
Rental property depreciation and amortization	$11,970	$10,241	16.9%
General and administrative expenses	$4,616	$4,340	6.4%
Interest expense	$14,804	$12,030	23.1%
Investment income	$4,652	$709	556.1%
Other income	$819	$64	1,179.7%
Discontinued operations	$651	$2,175	70.1%

    Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

    Total rental revenue increased by $5.2 million, or 8.5%, to $66.5 million in 2006 from $61.3 million in 2005. The following factors accounted for this difference:

•
Same property rental revenue increased by approximately $2.1 million primarily due to higher leasing rates at the centers, which increased rental revenue by $464,000, higher expense recovery revenue of $2.0 million, offset by lower termination fees of $330,000;

•	Properties acquired during 2006 increased rental revenue by approximately $1.6 million;

•	Properties acquired during 2005 increased rental revenue by approximately $909,000; and

•	The completion of development and redevelopment properties increased rental revenue by $525,000.

    Property operating expenses increased by $2.7 million, or 17.9%, to $18.1 million for 2006 from $15.4 million in 2005. The following factors contributed to this difference:

•	Same property operating expenses increased by $1.3 million due to an increase in property maintenance, insurance and management expenses resulting from higher occupancy rates;

•	Properties acquired during 2006 increased operating expenses by approximately $995,000;

•	Properties acquired during 2005 increased operating expenses by approximately $373,000; and

•	Other property operating expenses increased by $115,000 related to the completion of development and redevelopment properties.

    Rental property depreciation and amortization increased by $1.8 million, or 16.9%, to $12.0 million for 2006 from $10.2 million in 2005. The following factors contributed to this difference:

    Same property depreciation and amortization increased by approximately $613,000 due to tenant improvements and leasing commission amortization;

•	Properties acquired during 2006 increased depreciation and amortization by approximately $927,000;

•	Properties acquired during 2005 increased depreciation and amortization by approximately $165,000; and

•	Completed developments and redevelopments increased depreciation and amortization by approximately $63,000.

    General and administrative expenses increased by $276,000, or 6.4%, to $4.6 million for 2006 from $4.3 million in 2005. Included in this increase were $121,000 in higher directors’ fees from adding two additional members to our board of directors, $100,000 in office operating expenses related to our new corporate office, and $77,000 of compensation and employee-related expenses.

    Interest expense increased by $2.8 million, or 23.1%, to $14.8 million for 2006 from $12.0 million in 2005. This difference was primarily due to:

•	An increase of $2.1 million attributable to the issuance of the $120 million unsecured senior notes issued during September 2005;

•	An increase of $1.4 million in interest expense attributable to an increase in the variable interest rate swap on $100.0 million notional principal of our unsecured notes;

•	An increase of $105,000 attributable to the debt related to the acquisition of properties during 2005;

•	An increase of $689,000 attributable to a higher interest rate on our line of credit;

•	A decrease of $931,000 attributable to the payoff of certain mortgage notes; and

•	A decrease of $443,000 of interest expense related to an increase in capitalized interest attributable to development activity.

    Investment income increased by $3.9 million, primarily due to $4.3 million of dividend income related to the $1.20 dividend per ordinary share declared by DIM in March 2006.

    Other income increased by $755,000 due to a legal settlement of $350,000, a gain on the sale of an out parcel of $314,000 and an increase in third party leasing commissions of $91,000.

    We sold one income producing property in the first quarter of 2006 and had 2 properties held for sale, excluding the 29 Texas properties, as of March 31, 2006, that were included in discontinued operations. The associated operating results of $159,000 for these properties are reflected as operations of income producing properties sold or held for sale. The 2005 discontinued operations reflect a reclassification of operations for properties sold during 2005 and 2006 and the two properties held for sale that are included in discontinued operations at March 31, 2006. We recognized a gain of $492,000 in the first quarter of 2006 related to the disposal of this one operating property and recognized a gain of $1.6 million in the first quarter of 2005 related to one operating property disposed of in the first quarter of 2005.

    As a result of the foregoing, net income increased by $575,000, or 2.6% to $22.4 million for 2006 from $21.8 million in 2005.

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

    FFO, as defined by NAREIT, is “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable real property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures”. It states further that “adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” We believe that financial analysts, investors and stockholders are better served by the clearer presentation of comparable period operating results generated from our FFO measure. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

    The following table illustrates the calculation of FFO for the three months periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$22,365	$21,790
Adjustments:
Rental property depreciation and amortization, including discontinued operations	12,039	10,446
Gain on disposal of depreciable real estate	(492)	(1,615)
Minority interest	28	28
Funds from operations	$33,940	$30,649

    FFO increased by $3.3 million, or 10.7%, to $33.9 million for the three months ended March 31, 2006, from $30.6 million for the comparable period of 2005.

    The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2006	2005
Earnings per diluted share*	$0.29	$0.29
Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.16	0.14
Gain on disposal of depreciable real estate	-	(0.02)
Funds from operations per diluted share	$0.45	$0.41

* Earnings per diluted share reflect the add-back of the minority interest(s) which are convertible to shares of our common stock.

CASH FLOWS

    Net cash provided by operations of $28.6 million for the three months ended March 31, 2006 included: (i) net income of $22.4 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $8.7 million, and (iii) a net change in operating assets and operating liabilities that decreased cash flow by $2.5 million, compared to net cash provided by operations of $33.2 million for the three months ended March 31, 2005, which included (i) net income of $21.8 million, (ii) adjustments for non-cash and gain on sale items which increased cash flow by $8.4 million, and (iii) a net change in operating liabilities over operating assets that increased cash flow by $3.0 million.

    Net cash used in investing activities of $138.6 million for the three months ended March 31, 2006 included: (i) the acquisition of three shopping centers and two non-retail properties for $83.4 million, (ii) construction, development and other capital improvements of $33.3 million, (iii) increased leasing costs of $1.2 million, and (iv) the purchase of securities for $25.1 million, offset by (a) proceeds from the sale of properties of $2.9 million and (b) proceeds from collection of notes receivable of $1.5 million. These amounts should be compared to net cash used in investing activities of $15.9 million for the three months ended March 31, 2005 which included: (i) the acquisition of two parcels of land held for future development for $14.4 million, (ii) construction, development and other capital improvements of $5.2 million, (iii) increased leasing costs of $1.8 million, and (iv) the purchase of securities for $8.9 million, offset by proceeds from the sale of properties of $14.5 million.

    Net cash provided by financing activities of $112.1 million for the three months ended March 31, 2006 included (i) net proceeds from the issuance of senior notes of $123.3 million, (ii) net borrowings under credit facilities of $21.8 million, (iii) net proceeds from the issuance of common stock of $5.2 million, offset by (a) the repayment of three mortgage notes of $11.2 million and monthly principal payments on mortgage notes of $2.6 million, (b) cash dividends paid to common stockholders of $22.8 million, and (c) an increase in deferred financing costs related to the issuance of senior notes of $1.6 million. These amounts should be compared to net cash used by financing activities of $22.4 million for the three months ended March 31, 2005 which included net proceeds from the issuance of common stock of $7.6 million, offset by (i) the payoff of one mortgage note for $3.5 million and monthly principal payments on mortgage notes of $2.7 million, (ii) cash dividends paid to common stockholders of $21.4 million, and (iii) net repayments under credit facilities of $2.2 million.

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

    The following table presents our mortgage notes payable as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Mortgage Notes Payable	(in thousands)
Fixed rate mortgage loans	$433,108	$446,925
Unamortized premium on mortgage notes payable	8,995	11,006
Total	$442,103	$457,931

    The weighted average interest rate of the mortgage notes payable at March 31, 2006 was 7.30%, excluding the effects of the premium adjustment.

    Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $103.1 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. If the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations, financial condition or cash flows.

    The following table presents unsecured senior notes payable as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Unsecured Senior Notes Payable	(in thousands)
7.77% Senior Notes, due 4/1/06	$50,000	$50,000
7.25% Senior Notes, due 8/15/07	75,000	75,000
3.875% Senior Notes, due 4/15/09	200,000	200,000
Fair value of interest rate swap	(5,948)	(4,596)
7.84% Senior Notes, due 1/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	120,000	120,000
6.00% Senior Notes, due 9/15/16	125,000	-
Unamortized premium on unsecured senior notes payable	3,046	4,824
Total	$592,098	$470,228

    The weighted average interest rate of the unsecured senior notes at March 31, 2006 was 5.47%, excluding the effects of the interest rate swap and net premium adjustment.

    In March 2006, we completed the issuance of $125,000 of 6.0% senior unsecured notes that mature on September 15, 2016. Interest is due semi-annually on March 15 and September 15 of each year commencing on September 15, 2006. The notes were issued at a discount of $904 that will be amortized as interest expense over the life of the notes.

    We swapped $100.0 million notional principle of the $200.0 million 3.875% senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%.

    The indentures under which the notes were issued have several covenants which limit our ability to incur debt, require us to maintain an unencumbered assets ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with any other entity. These notes have also been guaranteed by most of our subsidiaries.

    The following table presents the unsecured revolving credit facilities as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Unsecured Revolving Credit Facilities	(in thousands)
Wells Fargo	$115,000	$93,000
City National Bank	-	165
Total	$115,000	$93,165

    In January 2006, we entered into an amended and restated unsecured revolving credit facility, with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility has a maximum principal amount of $275.0 million and bears interest at our option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of our senior unsecured long term notes or (ii) Federal Funds Rate plus 0.5%. The facility is guaranteed by most of our subsidiaries. Based on our current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings in an amount not to exceed $137.5 million, a $35.0 million swing line facility for short term borrowings, a $20.0 million letter of credit commitment and may, at our request be increased up to a total commitment of $400.0 million. The facility expires January 17, 2009 with a one-year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, we can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends. The weighted average interest rate at March 31, 2006, was 5.14%.

    We also has a $5.0 million unsecured credit facility with City National Bank of Florida, of which there was no outstanding balance at March 31, 2006 and $165,000 at December 31, 2005. This facility also provides collateral for $1.4 million in outstanding letters of credit.

    As of March 31, 2006, the availability under these credit facilities was approximately $163.6 million net of outstanding balances and letters of credit.

    As of March 31, 2006, scheduled principal amortization and the balances due at the maturity of our various mortgage and unsecured senior notes payable and revolving credit facilities (excluding the premium adjustment and fair value of the interest rate swap) are as follows (in thousands):

	Secured Debt		Unsecured Debt
Year	Scheduled Amortization	Balloon Payments	Revolving Credit Facilities	Unsecured Senior Notes	Total Principal Balance Due
2006	$7,487	$17,829	$-	$50,000	$75,316
2007	10,464	2,864	-	75,000	88,328
2008	10,532	40,104	-	-	50,636
2009	10,189	24,332	115,000	200,000	349,521
2010	9,203	98,471	-	-	107,674
2011	7,376	93,433	-	-	100,809
2012	6,110	40,056	-	25,000	71,166
2013	5,696	-	-	-	5,696
2014	5,666	-	-	-	5,666
2015	4,192	30	-	120,000	124,222
Thereafter	29,089	9,985	-	125,000	164,074
Total	$106,004	$327,104	$115,000	$595,000	$1,143,108

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

DEVELOPMENTS AND REDEVELOPMENTS

    As of March 31, 2006, we have development and redevelopment projects underway or in the planning stages totaling approximately $145.1 million of asset value and, based on current plans and estimates, requiring approximately $33.7 million of additional capital to complete beyond the $111.4 million already invested. We expect to fund the necessary costs from working capital and availability under our revolving credit facilities. These include:

•	The near-term completion of two supermarket-anchored shopping centers, in McDonough, Georgia, and Huntsville, Alabama;

•	Shops at Skylake in North Miami Beach, Florida, where we completed the addition of 37,000 square feet of retail space in April 2006;

•	Belfair Towne Village in Bluffton, South Carolina, where we are adding 41,250 square feet of retail space to the existing center;

•	St. Lucie West Plaza, adjacent to our Cashmere Corners property in Port St. Lucie, Florida, where we are building 20,000 square feet of retail shops;

•	Windy Hill in North Myrtle Beach, South Carolina, where we are adding 4,000 square feet of retail space to the existing center;

•	West Roxbury in West Roxbury, Massachusetts, where we are adding 8,000 square feet of retail space to the existing center; and

•	Bluebonnet Village in Baton Rouge, Louisiana, where we are adding 10,750 square feet of retail space on an out parcel.

    These developments and redevelopments are scheduled for completion beginning in the second quarter of 2006. During the first quarter of 2006, we completed and leased a total of $4.0 million of development projects resulting in incremental net operating income of approximately $444,000 on an annualized basis.

EQUITY

    For the three months ended March 31, 2006, we issued 211,070 shares of our common stock at prices ranging from $22.92 to $24.01 per share pursuant to our Divided Reinvestment and Stock Purchase Plan (the “DRIP”). As of March 31, 2006, we have 5.4 million shares remaining for sale under that plan. Effective March 1, 2006, all aspects of the DRIP were suspended.

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

    Our financial results are affected by general economic conditions in the markets in which our properties are located. An economic recession, or other adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants. The properties are typically anchored by supermarkets, drug stores and other consumer necessity and service retailers which typically offer day-to-

day necessities rather than luxury items. These types of tenants, in our experience, generally maintain more consistent sales performance during periods of adverse economic conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

    The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction. We intend to utilize variable rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and for other operating needs. With respect to our fixed rate mortgage notes and fixed rate senior unsecured notes, changes in interest rates generally do not affect our interest expense as these notes are predominantly at fixed-rates for extended terms. Because we had the intent to hold our existing fixed rate notes either to maturity or until the sale of the associated property, these fixed-rate notes do not pose an interest rate risk to our results of operations or our working capital position, only upon the refinancing of that mortgage. Our possible risk is from increases in long-term interest rates that may occur over a period of several years, as this may decrease the overall value of our real estate.

    As of March 31, 2006, we had approximately $215.0 million of outstanding floating rate debt, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements. We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2006, in relation to our $1.1 billion of outstanding debt, $2.2 billion of total assets and $1.9 billion total equity market capitalization as of that date.

    If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.2 million. If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.2 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $215.0 million (including the $100 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of March 31, 2006.

    The fair value of our fixed rate debt is $844.9 million, which includes the mortgage notes and fixed rate portion of the senior unsecured notes payable (excluding the unamortized premium). If interest rates increase by 1%, the fair value of our total fixed rate debt would decrease by approximately $20.5 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $50.2 million. This assumes that our total outstanding fixed rate debt remains at $928.1 million, the balance as of March 31, 2006.

Hedging Activities

    To manage, or hedge, the exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative instruments for speculative purposes. We require that the hedges or derivative financial instruments be effective in managing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting. Hedges that meet these hedging criteria are formally designated as such at the inception of the contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, resulting in some ineffectiveness, the change in the fair value of the derivative instrument will be included in earnings. Additionally, any derivative instrument used for risk management that becomes ineffective is marked-to-market each period and would be charged to operations.

    We are exposed to credit risk, in the event of non-performance by the counter-parties to the hedge agreements. We believe that we mitigate our credit risk by entering into these agreements with major financial institutions. Net interest differentials to be paid or received under a swap contract and/or collar agreement are included in interest expense as incurred or earned.
We entered into an aggregate notional amount of $95.0 million of treasury locks. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments relating to an anticipated issuance of fixed-rate borrowings. The treasury locks were terminated in connection with the issuance of $125.0 million of unsecured senior notes in March 2006. The realized gain on these hedging relationships has been deferred in other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.

    During 2004, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $5.9 million as of March 31, 2006. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

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

Other Market Risks

    As of March 31, 2006, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Neither we nor our properties are subject to any material litigation. We and our properties may be subject to routine litigation and administrative proceedings arising in the ordinary course of business which collectively is not expected to have a material adverse affect on the business, financial condition, results of operations or our cash flows.

ITEM 1A. RISK FACTORS

    Our Annual Report on Form 10-K for the year ended December 31, 2005, Part I -Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

    There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS

    (a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

   .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006                                                     EQUITY ONE, INC.

                                                                                                                        /s/ HOWARD M. SIPZNER
                                                                                                                        Howard M. Sipzner
                                                                                                                        Executive Vice President and Chief Financial Officer
                                                                                                                        (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibits Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.