Form 10-Q
period 2006-06-30
EQUITY ONE, INC.
filed 2006-08-04
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☒         No ☐

Applicable only to Corporate Issuers:

As of the close of business on August 1, 2006, 73,732,256 shares of the Company's common stock, par value $0.01 per share, were outstanding.

EQUITY ONE, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS JUNE 30, 2006 AND DECEMBER 31, 2005 (UNAUDITED) (In thousands, except per share amounts)

	June 30, 2006	December 31, 2005

ASSETS

PROPERTIES:
Income producing	$1,742,017	$1,661,243
Less: accumulated depreciation	(127,293)	(111,031)
Income producing property, net	1,614,724	1,550,212
Construction in progress and land held for development	128,767	64,202
Properties held for sale	9,827	282,091
Properties, net	1,753,318	1,896,505

CASH AND CASH EQUIVALENTS	3,424	102

CASH HELD IN ESCROW	44,460	-

ACCOUNTS AND OTHER RECEIVABLES, NET	14,207	17,600

SECURITIES	81,074	67,588

GOODWILL	13,092	12,013

INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURE	209	285

OTHER ASSETS	54,123	57,940

TOTAL	$1,963,907	$2,052,033
(Continued)

Index

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS JUNE 30, 2006 AND DECEMBER 31, 2005 (UNAUDITED) (In thousands, except per share amounts)

	June 30, 2006	December 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

NOTES PAYABLE
Mortgage notes payable	$366,699	$392,480
Mortgage notes payable related to property held for sale	-	54,445
Unsecured revolving credit facilities	47,000	93,165
Unsecured senior notes payable	538,999	465,404
	952,698	1,005,494
Unamortized premium/discount on notes payable	11,898	15,830
Total notes payable	964,596	1,021,324
OTHER LIABILITIES
Accounts payable and accrued expenses	36,696	40,161
Tenant security deposits	9,108	9,561
Other liabilities	10,122	6,833
Total liabilities	1,020,522	1,077,879
MINORITY INTERESTS	989	1,425

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value - 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value - 100,000 shares authorized, 73,236 and 75,409 shares issued and outstanding for 2006 and 2005, respectively	732	754
Additional paid-in capital	909,538	955,378
Retained earnings	38,059	22,950
Accumulated other comprehensive (loss) income	(5,868)	3,404
Unamortized restricted stock compensation	-	(9,692)
Notes receivable from issuance of common stock	(65)	(65)
Total stockholders’ equity	942,396	972,729
TOTAL	$1,963,907	$2,052,033

See accompanying notes to the condensed consolidated financial statements.	(Concluded)

Index

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED) (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE:
Minimum rents	$45,317	$47,197	$94,800	$93,999
Expense recoveries	13,859	13,613	29,025	26,270
Termination fees	537	2,649	829	3,117
Percentage rent	190	334	1,480	1,463
Management and leasing services	441	128	596	192
Total revenue	60,344	63,921	126,730	125,041

COSTS AND EXPENSES:
Property operating	17,166	15,744	34,908	31,110
Services	486	74	563	96
Lease termination	598	-	953	-
Rental property depreciation and amortization	11,474	10,785	23,444	21,026
General and administrative	4,665	4,370	9,281	8,710
Total costs and expenses	34,389	30,973	69,149	60,942

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	25,955	32,948	57,581	64,099

OTHER INCOME AND EXPENSES:

Interest expense	(13,177)	(13,033)	(27,981)	(25,063)
Amortization of deferred financing fees	(376)	(370)	(731)	(749)
Investment income	1,113	1,215	5,765	1,924
Equity in income of unconsolidated joint ventures	1,655	-	1,655	-
Loss on extinguishment of debt	(1,978)	-	(2,270)	-
Other income	39	-	389	-

INCOME BEFORE MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	13,231	20,760	34,408	40,211

MINORITY INTEREST	(122)	(46)	(150)	(96)

INCOME BEFORE GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	13,109	20,714	34,258	40,115

GAIN ON SALE OF REAL ESTATE	92,367	-	92,681	-
INCOME FROM CONTINUING OPERATIONS	105,476	20,714	126,939	40,115

DISCONTINUED OPERATIONS:
Operations from income-producing properties sold or held for sale	247	672	657	1,446
Gain on disposal of income-producing properties	5,624	3,757	6,116	5,372
Income from discontinued operations	5,871	4,429	6,773	6,818
NET INCOME	$111,347	$25,143	$133,712	$46,933

(Continued)

Index

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED) (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005		2006	2005
EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE
Income from continuing operations	$1.42	$0.28		$1.70	$0.55
Income from discontinued operations	0.08	0.06		0.09	0.09
Total basic earnings per share	$1.50	$0.34		$1.79	$0.64
NUMBER OF SHARES USED IN COMPUTING BASIC EARNINGS PER SHARE	74,359	73,636		74,753	73,341
DILUTED EARNINGS PER SHARE
Income from continuing operations	$1.41	$0.28		$1.68	$0.54
Income from discontinued operations	0.08	0.06		0.09	0.09
Total diluted earnings per share	$1.49	$0.34	$	$ 1.77	$0.63
NUMBER OF SHARES USED IN COMPUTING DILUTED EARNINGS PER SHARE	75,071	74,656		75,488	74,377

(Concluded)
See accompanying notes to the condensed consolidated financial statements.

Index

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006, AND 2005
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

NET INCOME	$111,347	$25,143	$133,712	$46,933

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding gain (loss) on securities available-for-sale	(3,407)	1,141	(10,519)	1,057
Changes in fair value of cash flow hedges	(240)	-	(240)	-
Reclassification adjustment for gain on the sale of securities included in net income	(7)	(192)	(10)	(192)
Net realized gain on settlement of interest rate contracts	-	-	1,543	-
Amortization of interest rate contracts	(37)	-	(46)	-

COMPREHENSIVE INCOME	$107,656	$26,092	$124,440	$47,798

See accompanying notes to the condensed consolidated financial statements.

Index

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006 (UNAUDITED) (In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Unamortized Restricted Stock Compensation	Notes Receivable from Issuance of Common Stock	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2006	$754	$955,378	$22,950	$3,404	$(9,692)	$(65)	$972,729

Cumulative effect of change in accounting principle	(5)	(5,188)	-	-	9,692	-	4,499

Issuance of common stock	6	6,622	-	-	-	-	6,628

Stock issuance costs	-	(68)	-	-	-	-	(68)

Repurchase of common stock	(23)	(49,975)	-	-	-	-	(49,998)

Share-based compensation expense	-	2,769	-	-	-	-	2,769

Net income	-	-	133,712	-	-	-	133,712

Dividends paid	-	-	(118,603)	-	-	-	(118,603)

Other comprehensive loss	-	-	-	(9,272)	-	-	(9,272)
BALANCE, JUNE 30, 2006	$732	$909,538	$38,059	$(5,868)	$-	$(65)	$942,396

See accompanying notes to the condensed consolidated financial statements.

Index

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED) (In thousands, except per share amounts)
	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$133,712	$46,933
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent adjustment	(1,337)	(2,353)
Amortization of above/(below) market intangibles	(1,296)	(512)
Provision for losses on accounts receivable	180	340
Amortization of premium/discount on notes payable	(3,079)	(2,621)
Amortization of deferred financing fees	731	749
Rental property depreciation and amortization	23,532	21,384
Amortization of restricted stock compensation	2,619	2,952
Amortization of stock option expense	150	-
Amortization of derivatives	(46)	-
Gain on disposal of real estate	(98,797)	(5,372)
Loss (gain) on sale of securities	339	(472)
Equity in income of unconsolidated joint ventures	(1,655)	-
Minority interest	150	96
Changes in assets and liabilities:
Accounts and other receivables	4,637	2,716
Other assets	(2,393)	(3,492)
Accounts payable and accrued expenses	873	6,977
Tenant security deposits	(453)	512
Other liabilities	3,289	(897)
Net cash provided by operating activities	61,156	66,940
INVESTING ACTIVITIES:
Additions to and purchases of properties	(88,504)	(17,628)
Purchases of land held for development	(35,527)	(24,471)
Additions to construction in progress	(30,164)	(7,507)
Proceeds from disposal of properties	381,054	27,396
Increase in cash held in escrow	(44,460)	-
Proceeds from sale of securities	4,422	1,952
Cash used to purchase securities	(28,679)	(12,388)
Advances to joint ventures	(204)	-
Distributions from unconsolidated joint ventures from sale of property	1,935	-
Proceeds from repayment of notes receivable	5,715	18
Additions to notes receivables	(33)	-
Increase in deferred leasing costs	(2,446)	(3,075)
Net cash provided by (used in) investing activities	163,109	(35,703)
		(Continued )

Index

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006, AND 2005 (UNAUDITED) (In thousands, except per share amounts)

	Six Months Ended June 30,
	2006	2005

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	$(84,353)	$(40,853)
Net borrowings (repayments) under revolving credit facilities	(46,165)	32,387
Proceeds from senior debt offering	123,284	-
Repayment of senior debt	(50,000)	-
Increase in deferred financing costs	(1,611)	-
Proceeds from issuance of common stock	6,628	15,322
Stock issuance costs	(68)	(156)
Repurchase of common stock	(49,998)	-
Cash dividends paid to stockholders	(118,603)	(43,001)
Distributions to minority interests	(57)	(58)
Net cash used in financing activities	(220,943)	(36,359)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,322	(5,122)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	102	5,122
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,424	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$30,059	$27,826
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding (loss) gain on securities	$(10,519)	$1,057
The Company issued senior unsecured notes:
Face value of notes	$125,000
Underwriting Costs	(812)
Discount	(904)
Cash received	$123,284
The Company acquired and assumed a mortgage note payable on the acquisition of a rental property:
Fair value of rental property	$6,804
Assumption of mortgage note payable	(4,127)
Fair value adjustment of mortgage payable	50
Cash paid for rental property	$2,727
The Company purchased securities on margin:
Cost of securities		$17,162
Amount purchased on margin		(4,774)
Cash paid for securities		$12,388
See accompanying notes to the condensed consolidated financial statements.		(Concluded )

Index

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

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

Investments in joint ventures not controlled by the Company are accounted for under the equity method of accounting where the Company has concluded that the venture is not a variable interest entity or the Company is not the primary beneficiary and subject to the consolidation rules of FIN 46.

All significant intercompany transactions and balances have been eliminated in consolidation.

Portfolio

As of June 30, 2006, the Company had interests in a total of 198 properties (including 29 properties held in an unconsolidated joint venture), encompassing 128 supermarket-anchored shopping centers, four drug store-anchored shopping centers, 54 other retail-anchored shopping centers, five development parcels and seven other non-retail properties.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial

Index

statements and related footnotes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 2, 2006.

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

Index

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

Intangibles associated with property acquisitions are included in other assets in the accompanying consolidated balance sheets.

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

Total interest expense capitalized to construction in progress and land held for development was $1.6 million and $790,000 for the three months ended June 30, 2006 and 2005, respectively, and $2.7 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively.

Index

Property Held for Sale

The Company adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. The definition of a component of an entity under SFAS No.144, assuming no significant continuing involvement, requires that operating properties that are sold or classified as held for sale be accounted for as discontinued operations. Accordingly, the results of operations of operating properties disposed of, or classified as held for sale after January 1, 2002, for which the Company has no significant continuing involvement are reflected as discontinued operations.

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

When assets are identified by the Company as held for sale, the Company estimates the sales prices, net of selling costs, of such assets. Assets that will be sold together in a single transaction are aggregated in determining if the net sales proceeds of the group are expected to be less than the net book value of the assets. If, in management’s opinion, the net sales prices of the assets, which have been identified for sale, are expected to be less than the net book value of the assets, an impairment charge is recorded. For the six months ended June 30, 2006, $86,000 of impairment loss was recognized related to a property that was subsequently sold and is reflected in income from discontinued operations.

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

Index

Cash Held in Escrow

Cash held in escrow represents the cash proceeds of property sales that are being held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code.

Accounts Receivable

Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants. Management evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect amounts estimated to be uncollectible. The allowance for doubtful accounts was approximately $1.4 million and $1.5 million at June 30, 2006 and December 31, 2005, respectively.

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

As of June 30, 2006, the Company directly or indirectly owned approximately 3.7 million ordinary shares of DIM Vastgoed N.V. (“DIM”). In addition, the Company has committed to buy, in September 2007, certificates representing an additional 45,000 ordinary shares for total consideration of $941,000. DIM is a public company organized under the laws of the Netherlands, the shares of which are listed on Euronext Amsterdam and which operates as a closed-end investment company owning and operating a portfolio of 19 shopping center properties aggregating approximately 2.7 million square feet in the southeastern United States. DIM’s capital structure includes priority shares and ordinary shares. The priority shares are 100% owned by a foundation that is controlled by its supervisory board. The ordinary shares have voting rights; however, only the priority shares have the right to nominate members to the supervisory board and to approve certain other corporate matters. As of June 30, 2006, management believes the investment in DIM should be accounted for as an available-for-sale security because, as of that date, the Company was unable to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, the Company was unable to participate in the affairs of DIM’s supervisory board.

Index

As of June 30, 2006, the fair value of DIM’s ordinary shares is less than the carrying amount of the Company’s investment. The Company’s aggregate cost is $76.9 million and, based on the closing market price on June 30, 2006, the ordinary shares of DIM had a fair value of $69.6 million. This results in an unrealized loss of $7.3 million. The Company has evaluated the near-term prospects of DIM in relation to the severity and the duration of the impairment and, based on its evaluation and ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, and based on the Company’s own evaluation of the net asset value of the underlying properties of DIM, the Company does not consider the investment to be other-than-temporarily impaired at June 30, 2006.

As of June 30, 2006, the Company also owned 148,000 shares of preferred stock of a publicly traded REIT that had a fair value of $3.9 million, a carrying amount of $3.7 million and an unrealized gain of approximately $181,000.

As of June 30, 2006, the fair value of the Company’s debt securities is approximately equal to the carrying amount of the investment. The Company holds $9.0 million in original principal amount of Winn-Dixie Stores, Inc. (“Winn-Dixie”) 8.875% senior notes due April 2008, at a carrying amount of $7.6 million and an unrealized gain of $9,000.

Deferred Costs and Intangibles

Deferred costs and intangibles included in other assets consist of loan origination fees, leasing costs and the value of intangible assets when a property was acquired. Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan which approximates the effective interest method. Direct salaries, third party fees and other costs incurred by the Company to originate a lease are capitalized and are being amortized using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs and above/below market rents that was acquired in connection with the acquisition of the properties and is being amortized using the straight-line method over the term of the related leases.

Deposits

Deposits included in other assets represent funds held by various institutions for future payments of property taxes, insurance and improvements, utility and other service deposits.

Goodwill

Goodwill has been recorded to reflect the excess of cost over the fair value of net assets acquired in various business acquisitions. The Company adopted SFAS No. 142 on January 1, 2002 and no longer amortizes goodwill.

The Company is required to perform annual, or more frequently in certain circumstances, impairment tests of its goodwill. The Company has elected to test for goodwill impairment in November of each year. The goodwill impairment test is a two-step process which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s implied fair value of goodwill requires the Company to allocate the estimated fair value of the

Index

reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount. During the periods presented, no impairment of goodwill was incurred.

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

Management cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $13.1 million at June 30, 2006. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s tenant base, or a material negative change in its relationships with significant tenants.

Goodwill was included in the determination of the gain on disposal of real estate due to the disposition of certain properties. For the three months ended June 30, 2006, approximately $33,000 was included in the gain on sale determination and no amount was expensed over the similar period in 2005. For the six months ended June 30, 2006 and 2005, $63,000 and $213,000, respectively, was included in the gain on sale determination.

Investments in and Advances to Unconsolidated Ventures

The Company has direct equity investments in joint venture projects. The Company accounts for these investments in unconsolidated ventures using the equity method of accounting, as the Company exercises significant influence over, but does not control and is not the primary beneficiary of, these entities. These investments are initially recorded at cost, as “Investments in and advances to unconsolidated ventures”, and subsequently adjusted for equity in earnings and cash contributions and distributions.

Minority interest

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of the Company, entered into a limited partnership as a general partner. An income producing shopping center (“Walden Woods Village”) was contributed by its owners (the “Minority Partners”), and the Company contributed 93,656 shares of the Company’s common stock (the “Walden Woods Shares”) to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net value of property contributed by the Minority Partners, the limited partners received 93,656 partnership units. The Company has entered into a Redemption Agreement with the Minority Partners whereby the Minority Partners can request that the Company purchase either their limited partnership units or any shares of common stock which they received in exchange for their partnership units at a price of $10.30 per unit or per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the Company has consolidated the accounts of the partnership with the Company’s financial data. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the Walden Woods Shares except to the extent of dividends. Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared. The Walden Woods Shares are not considered outstanding in the consolidated financial statements and are excluded from the share count in the calculation of primary earnings per share.

Index

Until January 1, 2006, the Company had a controlling general partnership interest (75% interest) in Venice Plaza and recorded a minority interest for the limited partners’ share of equity. In January 2006, the Company acquired the minority partner’s interest (and eliminated the related minority interest).

The Company has controlling, interests in two joint ventures that, together, own the Company’s Sunlake-development project. The Company has funded all of the acquisition costs, is required to fund any necessary development and operating costs, receives an 8% preferred return on its advances and is entitled to 60% of the profits thereafter. The minority partners are not required to make contributions and, to date, have not contributed any capital. The joint ventures are in the process of obtaining the required approvals and permits to continue their mixed-use business plan and sale of the residential component of the project. No minority interest has been recorded as the venture has incurred operating losses after taking into account the Company’s preferred return.

The Company has a controlling, membership interest in Dolphin Village Partners, LLC. The Company has funded all of the acquisition costs, is required to fund any necessary development and operating costs, receives an 8% preferred return on its advances and is entitled to 50% of the profits thereafter. The minority partner is not required to make contributions and, to date, has not contributed any capital. The joint venture encompasses the Dolphin Village Shopping Center and is in the process of obtaining the required approvals and permits to continue its mixed-use business plan. No minority interest has been recorded as the venture has incurred operating losses after taking into account the Company’s preferred return.

Use of Derivative Financial Instruments

The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the consolidated balance sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, are recognized in earnings in the current period.

The Company currently has in place an aggregate notional amount of $75.0 million of treasury locks, at a weighted average interest rate of 4.96% per annum, which were executed to hedge the benchmark interest rate associated with forecasted interest payments relating to an anticipated issuance of fixed-rate borrowings in August 2006.

The Company currently has in place an aggregate notional amount of $85.0 million of treasury locks, at a weighted average interest rate of 5.10% per annum, which were executed to hedge the benchmark interest rate associated with forecasted interest payments relating to an anticipated issuance of fixed-rate borrowings in August 2007.

The Company entered into an aggregate notional amount of $95.0 million of treasury locks which were terminated in connection with the issuance of the 6% $125 million senior unsecured notes in March 2006. The realized gain of $1.5 million on these hedging relationships has been deferred in

Index

other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.

During 2004, concurrent with the issuance of the 3.875% $200 million senior unsecured notes, the Company entered into a $100 million notional principal variable rate interest swap with an estimated fair value of $6.0 million as of June 30, 2006. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

Notes receivable from issuance of common stock

As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley Act of 2002, the Company had loaned $7.1 million to various executives in connection with their exercise of options to purchase shares of the Company’s common stock of which $7.0 million has been repaid. The outstanding note of $65,000 bears interest only, payable quarterly, at the rate of 5% per annum and the principal is due in June 2007. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, there have been no material modifications to the terms of this outstanding loan.

Revenue Recognition

Rental income comprises minimum rents, expense reimbursements, termination fees and percentage rent payments. Minimum rents are recognized over the lease term on a straight-line basis. As part of the leasing process, the Company may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction to revenue. Factors considered during this evaluation include, among others, the type of improvements made, who holds legal title to the improvements, and other controlling rights provided by the lease agreement. Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Lease revenue recognition commences when the lessee is given possession of the leased space upon completion of landlord-owned tenant improvements.

Substantially, all of the lease agreements contain provisions that require the payment of additional rents based on the respective tenant’s sales volume (contingent or percentage rent) and reimbursement of the tenant’s share of real estate taxes, insurance and common area maintenance (“CAM”) costs. Percentage rents are recognized when the tenant’s reported sales have achieved the specified levels as defined in their respective lease agreements. Expense recoveries of real estate taxes, insurance and CAM costs are recognized in the period that the applicable costs are incurred in accordance with the lease agreements. The Company accounts for these leases as operating leases as the Company has retained substantially all risks and benefits of property ownership.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenant’s payment history and current credit quality.

The Company has been engaged by joint ventures and other third parties to provide property management and leasing services. The fees are market-based and generally calculated as a

Index

percentage of either revenues received or reimbursement of costs and are recognized as services are provided.

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

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code (“Code”), commencing with its taxable year ended December 31, 1995.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its stockholders.  Also, at least 95% of the Company’s gross income in any year must be derived from qualifying sources. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, principally real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company’s consolidated taxable REIT subsidiaries (“TRSs”). The Company’s TRSs did not have significant tax provisions or deferred income tax items during the periods reported hereunder.

Stock-Based Compensation

Cumulative Effect of Change in Accounting Principle

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principle Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no stock-based compensation costs were recognized in the statement of operations for stock options, as our options granted had an exercise price equal to the market value of our common shares on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized beginning January 1, 2006, includes (a) compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has used the binomial option-pricing model to estimate the fair value of each option grant.

Index

On January 1, 2006, the Company recorded the cumulative effect of adopting SFAS 123(R). This cumulative effect resulted in decreasing accrued liabilities by $4.5 million and increasing shareholder equity by $4.5 million. These balance sheet changes related to deferred compensation on unvested shares. There was no effect on the consolidated statement of operations or cash flows. Under SFAS No. 123(R), deferred compensation is no longer recorded at the time unvested shares are issued. Share-based compensation is now recorded over the requisite service period with an offsetting credit to equity (generally additional paid-in capital).

Share-Based Compensation Subsequent to the Adoption of SFAS 123(R)

Share-based compensation expense included in net income for the six months ended June 30, 2006, was $2.6 million, of which $2.5 million related to grants of restricted stock, $145,000 related to option grants and $3,000 related to the Company’s employee stock purchase plan. If the Company had not adopted SFAS No. 123(R), our net income for the period ended June 30, 2006 would have excluded $148,000 of share-based compensation related to options and the employee stock purchase plan.

Accordingly, if the Company had not adopted 123(R), our income from continuing operations, net income, basic earnings per share and dilutive earnings per share for the six months ended June 30, 2006, would not have been significantly different. While there are certain differences between SFAS No. 123 and 123(R), the Company believes the pro forma disclosures under SFAS No. 123 presented below approximate the effect of SFAS No. 123(R) for the three and six month periods ended June 30, 2005.

Pro Forma Information for Period Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to our stock-based compensation for the three and six months periods ended June 30, 2005 (in thousands, except per share amounts):

		Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income	As reported	$25,143	$46,933

Add:	Stock-based employee compensation expense included in reported net income	1,399	2,804
Deduct:	Total fair value stock-based employee compensation expense for all awards	(1,608)	(3,208)

	Pro forma	$24,934	$46,529

Basic earnings per share	As reported	$0.34	$0.64

	Pro forma	$0.34	$0.63

Diluted earnings per share	As reported	$0.34	$0.63

	Pro forma	$0.33	$0.63

Index

Segment information

The Company’s properties are community and neighborhood shopping centers located predominantly in high growth markets in the southern and northeastern United States. Each of the Company’s centers is a separate operating segment which has been aggregated and reported as one reportable segment because they have characteristics so similar that they are expected to have essentially the same future prospects. The economic characteristics include similar returns, occupancy and tenants. In addition, each center is located near a metropolitan area with similar economic demographics and site characteristics. No individual property constitutes more than 10% of the Company’s combined revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, no single tenant accounts for 10% or more of revenue and none of the shopping centers are located outside the United States.

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

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and applies to all awards granted, modified,

Index

repurchased or cancelled after July 1, 2005. In April 2005, the SEC amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. Public companies with calendar year-ends would be required to adopt the provision of the standard effective for fiscal years beginning after June 15, 2005. The adoption on January 1, 2006 by the Company of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption. The estimated impact on operating income of adopting SFAS 123(R) for the year ended December 31, 2006, relating to prior year and unvested stock option grants only, will be approximately $276,000. However, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact as presented in the disclosure of pro forma net income and earnings per share in Note 1, Stock-Based Compensation.

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

In April 2006, the FASB issued FASB Staff Position FIN 46 (R) 6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to SFAS No. 109 - Accounting for Income Taxes, be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more likely than not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The Company is in the process of determining the effect, if any; the adoption of FIN 48 will have on the financial statements.

3.	Acquisitions

The following table reflects a series of individual properties that were acquired during 2006:

Property	Location	Month Purchased	Square Feet/ Acres	Purchase Price (000’s)

Brookside Plaza	Enfield, CT	January	210,787	$28,500
Commonwealth II	Jacksonville, FL	January	53,598	600
Dolphin Village	St. Pete Beach, FL	January	138,129	28,000
Piedmont Peachtree Crossing	Buckhead, GA	March	152,239	47,950
Prosperity Office Building	Palm Beach Gardens, FL	March	3,200	1,400
Alafaya Village	Orlando, FL	April	39,477	6,638
Chapel Trail Plaza	Pembroke Pines, FL	May	56,378	8,900
Sunpoint	Ruskin , FL	May	132,374	7,500
Deep Creek land	Fairburn, GA	June	101 acres	8,000
Total				$137,488

Index

No equity interests were issued or issuable in connection with the above purchase and no contingent payments, options or commitments are provided for in the agreements. No goodwill was recorded in conjunction with any of the individual property acquisitions.

4.	Property Held for Sale and Dispositions

Portfolio Disposition

In April 2006, the Company disposed of 29 of its properties located in Texas (“the Texas Properties”) to EQYInvest Texas, LLC, a Delaware limited liability company (the “JV”), in exchange for cash consideration of $387.2 million and a 20% interest in the JV (collectively, “the JV Transaction”). The 29 Texas Properties had a net book value of $222.0 million. As a result of this transaction, the Company recognized a gain of $92.2 million. The Company also entered into a Management Agreement pursuant to which the Company would continue to manage and lease the properties on behalf of the JV. The Company will not receive any contingent consideration for the sale. The Company has guaranteed the joint venture an operating return based on certain predetermined targets for the first twelve months following the sale, which will require the Company to pay to the joint venture an amount of up to $2.0 million in the event that the joint venture does not achieve its targeted operating returns. The Company has also agreed to fund remaining construction costs to complete various projects in an amount up to $2.5 million. These contingent obligations are reflected in other liabilities in the accompanying consolidated balance sheets.

As a result of the Company’s significant continuing involvement in these properties following the sale, the operating results of the properties are included in income from continuing operations for the current reporting periods up to April 25, 2006 and not as discontinued operations. The results of operations of the Texas Properties for the periods after April 25, 2006 have not been consolidated, but have been accounted for under the equity method of accounting.

Individual Property Dispositions

As of June 30, 2006, one property and two parcels of land were held for sale with a net book value of $9.8 million.

The following table reflects individual properties sold during 2006:

Date Sold	Property	Location	Square Feet/ Acres	Gross Sales Price	Gain On Sale
Income-producing properties				(000’s)
March 2006	Scottsville	Bowling Green, KY	38,450	$2,500	$478
April 2006	Sutherland Lumber	Marble Falls, TX	53,571	2,000	3
May 2006	Hedwig	Houston, TX	69,504	13,350	5,634
Total				$17,850	$6,115
Sale of real estate
February 2006	Westridge out parcel	McDonough, GA	1.0 acres	$875	$314
April 2006	Westridge out parcel	McDonough, GA	1.0 acres	$583	$205
Total				$1,458	$519

Index

The summary selected operating results for income-producing properties disposed of or designated as held for sale, with no significant continuing involvement, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental Revenue	$312	$1,097	$923	$2,718

Expenses
Property operating expenses	46	221	92	696
Rental property depreciation and amortization.	19	153	88	358
Interest expense	-	51	-	218
Other	-	-	86	-

Operations of income-producing properties sold or held for sale	$247	$672	$657	$1,446

The summary selected operating results for the Texas Properties in which the Company has significant continuing involvement are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental Revenue	$2,968	$10,629	$13,713	$20,779

Expenses
Property operating expenses	1,492	3,133	4,719	6,285
Rental property depreciation and amortization.	676	2,036	2,695	3,824
Interest expense	232	1,093	1,064	2,306
Amortization of deferred financing fees	3	14	13	29
Operations included in income from continuing operations up to April 25, 2006	$565	$4,353	$5,222	$8,335

5.	Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for investments in which it has significant influence over operating and financial policies of the investee, but does not have a controlling financial interest and is not the primary beneficiary, using the equity method of accounting. The Company has determined that these investments do not meet the consolidation criteria of variable interest entities. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in income in unconsolidated ventures over the expected useful lives of the properties and other intangible assets. Net income from the Texas joint venture, which includes all operating results, as well as gains and losses on sales of properties within the joint venture, is allocated to the Company in accordance with the operative agreement of the joint venture. Such allocations of net income or loss are recorded in

Index

equity in income of unconsolidated joint ventures in the accompanying consolidated statements of operations.

The following is a summary of the Company’s investments in unconsolidated joint ventures at June 30, 2006 and December 31, 2005 (in thousands):

Entity	Location	Ownership	June 30, 2006	December 31, 2005
Parcel F, LLC	Palm Beach Gardens, FL	50.0%	$-	$285
EQYInvest Texas, LLC	Texas	20.0%	209	-
Total investments in and advances to joint ventures			$209	$285

The following is a brief summary of the interest and obligations in the unconsolidated joint ventures that the Company had as of June 30, 2006:

▪
Parcel F, LLC. The Company had a 50% interest in this joint venture that owned a parcel of land that was held for sale. In May 2006, the venture sold this parcel of land and the Company’s pro rata share of the gain was approximately $1.6 million.

▪
EQYInvest Texas, LLC. The Company has a 20% interest in this joint venture, which interest was obtained in connection with the JV Transaction. Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 20% ownership interest. As of June 30, 2006, this joint venture owned 29 properties located in Texas. The joint venture had loans outstanding of approximately $312.2 million as of June 30, 2006.

A summary of unaudited financial information for all joint ventures being reported on the equity method of accounting is as follows (in thousands):

	As of June 30, 2006	As of December 31, 2005
Assets:
Rental properties, net	$375,799	$-
Land held for sale	-	1,055
Other assets	32,087	-
Total assets	$407,886	$1,055

Liabilities and Ventures’ Equity:
Mortgage notes	$312,200	$-
Other liabilities	9,120	-
Ventures’ equity	86,566	1,055
Total	$407,886	$1,055

The mortgage loans to the JV are non-recourse. However, a single-purpose subsidiary of the Company has indemnified the lender with respect to certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations, which is limited by the subsidiary’s capitalization of $3.0 million. As of June 30, 2006, the JV had mortgage notes outstanding of approximately $312.2 million, and the Company’s proportionate share of these loans was $62.4 million.

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Revenue	$7,719	-	$7,719	-

Expenses:
Operating expenses	2,146	-	2,146	-
Interest and amortization of deferred financing fees	3,384	-	3,384	-
Depreciation and amortization	3,328	-	3,328	-
Sale of real estate	(3,300)	-	(3,300)	-
Total expenses	5,558	-	5,558	-

Net income	$2,161	-	$2,161	-
The Company’s equity in income from joint ventures	$1,655	-	$1,655	-

6.	Borrowings

The following is a summary of the Company’s borrowings, consisting of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities:

	June 30, 2006	December 31, 2005
Mortgage Notes Payable	(in thousands)
Fixed rate mortgage loans	$366,699	$446,925
Unamortized net premium on mortgage notes payable	9,435	11,006
Total	$376,134	$457,931

The weighted average interest rate of the mortgage notes payable at June 30, 2006 and December 31, 2005 was 7.3% and 7.19%, respectively, excluding the effects of the net premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of the Company’s properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $77.1 million contain prohibitions on transfers of ownership which may have been violated by the Company’s previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, the Company will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company’s results of operations or financial condition.

Index

	June 30, 2006	December 31, 2005
Unsecured Senior Notes Payable	(in thousands)
7.77% Senior Notes, due 4/1/06	$-	$50,000
7.25% Senior Notes, due 8/15/07	75,000	75,000
3.875% Senior Notes, due 4/15/09	200,000	200,000
Fair value of interest rate swap	(6,001)	(4,596)
7.84% Senior Notes, due 1/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	120,000	120,000
6.0% Senior Notes, due 9/15/16	125,000	-
Unamortized net premium on unsecured senior notes payable	2,463	4,824
Total	$541,462	$470,228

The weighted average interest rate of the unsecured senior notes at June 30, 2006, and December 31, 2005, was 5.49% and 5.20%, respectively, excluding the effects of the interest rate swap and net premium adjustment.

The Company exercised its rights to redeem the $75 million 7.25% senior notes due 2007 on August 25, 2006.

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

The Company swapped $100 million notional principal of the $200 million 3.875% senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%.

	June 30, 2006	December 31, 2005
Unsecured Revolving Credit Facilities	(in thousands)
Wells Fargo	$47,000	$93,000
City National Bank	-	165
Total	$47,000	$93,165

In January 2006, the Company entered into an amended and restated unsecured revolving credit facility, with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility has a maximum principal amount of $275.0 million and bears interest at the Company’s option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of the Company’s senior unsecured notes or (ii) Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company’s subsidiaries. Based on the Company’s current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $137.5 million, a $35.0 million swing line facility for short term borrowings, a $20.0 million letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400.0 million. The facility expires January 17, 2009 with a one-year extension option. In addition, the facility contains customary covenants, including financial covenants

Index

regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending, unless a waiver has been granted allowing such action. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company’s ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The weighted average interest rate at June 30, 2006 and December 31, 2005, was 5.69% and 4.68%, respectively. The facility also provides collateral for $4.5 million in outstanding letters of credit.

The Company also has a $5.0 million unsecured credit facility with City National Bank of Florida, of which there was no outstanding balance at June 30, 2006 and $165,000 at December 31, 2005. This facility also provides collateral for $1.3 million in outstanding letters of credit.

As of June 30, 2006, the availability under the various credit facilities was approximately $227.2 million net of outstanding balances and letters of credit.

7.	Stockholders’ Equity and Earnings Per Share

On May 12, 2006, the Company’s Board of Directors approved a quarterly dividend of $0.30 per share and, in connection with the JV Transaction, a one-time special cash dividend of $1.00 per common share, which were paid on June 30, 2006, to stockholders of record on June 16, 2006, aggregating $95.8 million.

During the second quarter 2006, the Company commenced a program to repurchase up to $50.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions (“the Share Repurchase Program”). As of June 30, 2006, approximately 2,252,900 shares have been repurchased and retired at an average purchase price of $22.19 per share, for an aggregate consideration of $50.0 million. On July 24, 2006, the Company’s Board of Directors increased the Share Repurchase Program to $100.0 million. Future purchases of shares of common stock will be made in the open market or in privately negotiated transactions, at the discretion of the Company’s management and as market conditions warrant, during the period commencing August 4, 2006 through December 31, 2006.

The following table reflects the change in number of shares of common stock issued (retired) for the six months ended June 30, 2006 (in thousands):

	Common Stock*	Options Exercised	Total
Board of Directors	4	10	14
Officers	151 **	188	339
Employees and other	18	14	32
Cumulative effect of a change in accounting principle ***	(518)	-	(518)
Company stock repurchase program	(2,252)	-	(2,252)
Dividend Reinvestment and Stock Purchase Plan	211	-	211
Total	(2,386)	212	(2,174)

*
Effective January 1, 2006, the Company changed the method of accounting for restricted stock to comply with the provisions of FASB Statement No. 123(R). During the first six months of 2006, the Company granted 120,000 shares of restricted stock which are subject to forfeiture and vest over periods from one to three years. Under FASB Statement No. 123(R), restricted stock with a requisite service period is not deemed to be issued until the shares vest and, accordingly, the above schedule includes 227,000 shares that vested during the current period.

Index

**	Is net of shares surrendered on the exercise of options.

***	Represents the reversal of unvested restricted stock being reported at December 31, 2005 to comply with the provisions of FASB Statement 123(R).

The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Denominator for basic earnings per share - weighted average shares	74,359	73,636	74,753	73,341
Walden Woods Village, Ltd	94	94	94	94
Unvested restricted stock	397	579	422	604
Stock options (using treasury method)	221	347	219	338
Subtotal	712	1,020	735	1,036
Denominator for diluted earnings per share - weighted average shares	75,071	74,656	75,488	74,377

8.	Share-Based Compensation Plans

As of June 30, 2006, we have options outstanding under four share-based compensations plans. The Equity One, Inc. 2000 Stock Option Plan (“the 2000 Plan”) authorized the grant of options, common stock and other share-based awards for up to 5.5 million shares of common stock, of which 2.7 million shares are available for issuance. The IRT Property Company 1998 Long Term Incentive Plan (“the 1998 Plan”) similarly authorized the grant of options, common stock and other share-based awards for up to 1,462,500 shares of common stock, of which 14,400 shares are available for issuance. The Equity One, Inc. 1995 Stock Option Plan (“the 1995 Plan”) authorized the grant of option awards for up to 1.0 million shares of common stock, all of which have been issued. The IRT Property Company 1989 Stock Option Plan (“the 1989 Plan”) authorized the grant of stock options and other share-based awards for up to 956,250 shares of common stock, of which no shares are available for issuance.

The term of each award is determined by the Compensation Committee of the Company (the “Committee”), but in no event can be longer than ten years from the date of the grant. The vesting of the awards is determined by the Committee, in its sole and absolute discretion, at the date of grant of the award. Dividends are paid on unvested shares of restricted stock. Certain options and share awards provide for accelerated vesting if there is a change in control.

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

The following table provides a summary of option activity:

Index

	Shares Under Option	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000’s)		(In years)	(000’s)
Outstanding at December 31, 2005	977	$16.00
Granted	6	24.56
Exercised	(213)	13.73
Forfeited or expired	-	-
Outstanding at June 30, 2006	770	$16.47	7.3	$3,413
Exercisable at June 30, 2006	338	$15.08	5.6	$1,970

There were 6,000 options granted during the six months ended June 30, 2006, which have no intrinsic value. The total intrinsic value of options exercised during the six months ended June 30, 2006, was $1.5 million. The total cash received from options exercised was $1.5 million.

The following table provides a summary of restricted share activity:

	Unvested Shares (000’s)	Weighted-Average Price
Unvested at December 31, 2005	518	$18.72
Granted	120	23.12
Vested	(227)	18.42
Forfeited	(9)	22.62
Unvested at June 30, 2006	402	20.12

As of June 30, 2006, there was $8.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans. This cost is expected to be recognized over the next 1.4 years. The total vesting-date value of the shares that vested during the six months ended June 30, 2006 was $5.3 million.

9.	Condensed Consolidating Financial Information

Most of the Company’s subsidiaries, have guaranteed the Company’s indebtedness under the unsecured senior notes and revolving credit facility. The guarantees are joint and several and full and unconditional (in thousands).

Index

Condensed Balance Sheet	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
As of June 30, 2006
ASSETS
Properties, net	$357,347	$904,428	$491,543	$-	$1,753,318
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	95,652	30,839	84,098	-	210,589
Total	$1,081,308	$935,267	$575,641	$(628,309)	$1,963,907
LIABILITIES
Mortgage notes payable	$47,940	$101,783	$216,976	$-	$366,699
Unsecured revolving credit facilities	47,000	-	-	-	47,000
Unsecured senior notes payable	538,999	-	-	-	538,999
Unamortized premium on notes payable	2,639	2,626	6,633	-	11,898
Other liabilities	22,852	22,497	10,577	-	55,926
Total liabilities	659,430	126,906	234,186	-	1,020,522
MINORITY INTERESTS	-	-	-	989	989
STOCKHOLDERS’ EQUITY	421,878	808,361	341,455	(629,298)	942,396
Total	$1,081,308	$935,267	$575,641	$(628,309)	$1,963,907

Condensed Balance Sheet	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
As of December 31, 2005
ASSETS
Properties, net	$356,624	$1,085,261	$454,620	$-	$1,896,505
Investment in affiliates	628,317	-	-	(628,317)	-
Other assets	58,754	29,114	67,660	-	155,528
Total	$1,043,695	$1,114,375	$522,280	$(628,317)	$2,052,033

LIABILITIES
Mortgage notes payable	$48,738	$139,177	$259,010	$-	$446,925
Unsecured revolving credit facilities	93,165	-	-	-	93,165
Unsecured senior notes, net	465,404	-	-	-	465,404
Unamortized premium on notes payable	5,024	2,832	7,974	-	15,830
Other liabilities	23,365	24,086	9,104	-	56,555
Total liabilities	635,696	166,095	276,088	-	1,077,879
MINORITY INTEREST	-	-	-	1,425	1,425
STOCKHOLDERS’ EQUITY	407,999	948,280	246,192	(629,742)	972,729
Total	$1,043,695	$1,114,375	$522,280	$(628,317)	$2,052,033

Index

Condensed Statement of Operations	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
For the three months ended June 30, 2006
REVENUE:
Minimum rents	$9,027	$23,847	$12,443	$-	$45,317
Expense recoveries	2,637	7,417	3,805	-	13,859
Termination fees	59	440	38	-	537
Percentage rent	19	162	9	-	190
Management and leasing services	-	441	-	-	441
Total revenue	11,742	32,307	16,295	-	60,344
EQUITY IN SUBSIDIARIES EARNINGS	115,345	-	-	(115,345)	-

COSTS AND EXPENSES:
Property operating	2,780	10,188	4,198	-	17,166
Services	-	486	-	-	486
Lease termination	-	498	100	-	598
Rental property depreciation and amortization	1,895	5,973	3,606	-	11,474
General and administrative	4,412	243	10	-	4,665
Total costs and expenses	9,087	17,388	7,914	-	34,389
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	118,000	14,919	8,381	(115,345)	25,955
OTHER INCOME AND EXPENSES:
Interest expense	(7,311)	(1,873)	(3,993)	-	(13,177)
Amortization of deferred financing fees	(320)	(24)	(32)	-	(376)
Investment income	965	132	16	-	1,113
Equity in income of unconsolidated joint ventures	-	1,655	-	-	1,655
Loss on extinguishment of debt	-	(1,181)	(797)	-	(1,978)
Other income	39	-	-	-	39
INCOME BEFORE MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	111,373	13,628	3,575	(115,345)	13,231
MINORITY INTEREST	-	(122)	-	-	(122)
INCOME BEFORE GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	111,373	13,506	3,575	(115,345)	13,109
GAIN ON SALE OF REAL ESTATE	-	87,488	4,879	-	92,367
INCOME FROM CONTINUING OPERATIONS	111,373	100,994	8,454	(115,345)	105,476
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	(15)	49	213	-	247
Gain on disposal of income-producing properties	(11)	5,635	-	-	5,624
Income from discontinued operations	(26)	5,684	213	-	5,871
NET INCOME	$111,347	$106,678	$8,667	$(115,345)	$111,347

Index

Condensed Statement of Operations	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
For the six months ended June 30, 2006
REVENUE:
Minimum rents	$18,032	$52,018	$24,750	$-	$94,800
Expense recoveries	5,217	16,395	7,413	-	29,025
Termination fees	97	688	44	-	829
Percentage rent	130	933	417	-	1,480
Management and leasing services	-	596	-	-	596
Total revenue	23,476	70,630	32,624	-	126,730
EQUITY IN SUBSIDIARIES EARNINGS	142,520	-	-	(142,520)	-
COSTS AND EXPENSES:
Property operating	5,567	21,439	7,902	-	34,908
Services	-	563	-	-	563
Lease termination	275	498	180	-	953
Rental property depreciation and amortization	3,725	12,600	7,119	-	23,444
General and administrative	8,710	556	15	-	9,281
Total costs and expenses	18,277	35,656	15,216	-	69,149
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	147,719	34,974	17,408	(142,520)	57,581
OTHER INCOME AND EXPENSES:
Interest expense	(15,502)	(3,957)	(8,522)	-	(27,981)
Amortization of deferred financing fees	(612)	(54)	(65)	-	(731)
Investment income	1,261	192	4,312	-	5,765
Equity in income of unconsolidated joint ventures	-	1,655	-	-	1,655
Loss on extinguishment of debt	-	(1,182)	(1,088)	-	(2,270)
Other income	389	-	-	-	389
INCOME BEFORE MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	133,255	31,628	12,045	(142,520)	34,408
MINORITY INTEREST	-	(150)	-	-	(150)
INCOME BEFORE GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	133,255	31,478	12,045	(142,520)	34,258
GAIN ON SALE OF REAL ESTATE	-	87,801	4,880	-	92,681
INCOME FROM CONTINUING OPERATIONS	133,255	119,279	16,925	(142,520)	126,939
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	(24)	258	423	-	657
Gain on disposal of income-producing properties	481	5,635	-	-	6,116
Income from discontinued operations	457	5,893	423	-	6,773

NET INCOME	$133,712	$125,172	$17,348	$(142,520)	$133,712

Index

Condensed Statement of Operations	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
For the three months ended June 30, 2005
REVENUE:
Minimum rents	$11,761	$23,059	$12,377	$-	$47,197
Expense recoveries	3,103	6,513	3,997	-	13,613
Termination fees	2,610	-	39	-	2,649
Percentage rent	44	194	96	-	334
Management and leasing services	-	128	-	-	128
Total revenue	17,518	29,894	16,509	-	63,921
EQUITY IN SUBSIDIARIES EARNINGS	23,134	-	-	(23,134)	-
COSTS AND EXPENSES:
Property operating	3,773	6,718	5,253	-	15,744
Services	-	74	-	-	74
Rental property depreciation and amortization	2,550	5,369	2,866	-	10,785
General and administrative	4,244	30	96	-	4,370
Total costs and expenses	10,567	12,191	8,215	-	30,973
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	30,085	17,703	8,294	(23,134)	32,948
OTHER INCOME AND EXPENSES:
Interest expense	(5,938)	(3,072)	(4,023)	-	(13,033)
Amortization of deferred financing fees	(288)	(30)	(52)	-	(370)
Investment income	1,011	195	9	-	1,215
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	24,870	14,796	4,228	(23,134)	20,760
MINORITY INTEREST	-	(46)	-	-	(46)
INCOME FROM CONTINUING OPERATIONS	24,870	14,750	4,228	(23,134)	20,714
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	273	227	172	-	672
Gain on disposal of income-producing properties	-	-	3,757	-	3,757
Income from discontinued operations	273	227	3,929	-	4,429
NET INCOME	$25,143	$14,977	$8,157	$(23,134)	$25,143

Index

Condensed Statement of Operations	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
For the six months ended June 30, 2005
REVENUE:
Minimum rents	$23,674	$45,709	$24,616	$-	$93,999
Expense recoveries	6,151	12,296	7,823	-	26,270
Termination fees	2,940	71	106	-	3,117
Percentage rent	266	424	773	-	1,463
Management and leasing services	-	192	-	-	192
Total revenue	33,031	58,692	33,318	-	125,041
EQUITY IN SUBSIDIARIES EARNINGS	42,415	-	-	(42,415)	-
COSTS AND EXPENSES:
Property operating	7,663	12,982	10,465	-	31,110
Management and leasing services	-	96	-	-	96
Rental property depreciation and amortization	4,987	10,453	5,586	-	21,026
General and administrative	8,410	104	196	-	8,710
Total costs and expenses	21,060	23,635	16,247	-	60,942
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	54,386	35,057	17,071	(42,415)	64,099
OTHER INCOME AND EXPENSES:
Interest expense	(10,685)	(6,278)	(8,100)	-	(25,063)
Amortization of deferred financing fees	(580)	(66)	(103)	-	(749)
Investment income	1,626	283	15	-	1,924
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	44,747	28,996	8,883	(42,415)	40,211
MINORITY INTEREST	-	(96)	-	-	(96)
INCOME FROM CONTINUING OPERATIONS	44,747	28,900	8,883	(42,415)	40,115
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	571	350	525	-	1,446
Gain on disposal of income-producing properties	1,615	-	3,757	-	5,372
Income from discontinued operations	2,186	350	4,282	-	6,818
NET INCOME	$46,933	$29,250	$13,165	$(42,415)	$46,933

Index

Condensed Statement of Cash Flows	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
For the six months ended June 30, 2006
Net cash provided by operating activities	$1,977	$40,078	$19,101	$61,156
INVESTING ACTIVITIES:
Additions to and purchase of properties	(8,778)	(6,474)	(73,252)	(88,504)
Purchases of land held for development	-	(10,483)	(25,044)	(35,527)
Additions to construction in progress	(1,024)	(22,412)	(6,728)	(30,164)
Proceeds from disposal of properties	2,569	359,576	18,909	381,054
Increase in cash held in escrow	(44,460)	-	-	(44,460)
Proceeds from sale of securities	4,422	-	-	4,422
Contributions to joint venture-	-	(204)	-	(204)
Distributions from unconsolidated joint venture from sale of property	-	-	1,935	1,935
Cash used to purchase securities	(434)	-	(28,245)	(28,679)
Proceeds from repayment of notes receivable	5,692	15	8	5,715
Additions to notes receivable	-	(18)	(15)	(33)
Increase in deferred leasing costs	(481)	(1,531)	(434)	(2,446)
Advances from (to) affiliates	185,327	(333,085)	147,758	-
Net cash (used in) provided by investing activities	142,833	(14,616)	34,892	163,109
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(4,926)	(25,434)	(53,993)	(84,353)
Net borrowings (repayments) under revolving credit facilities	(46,165)	-	-	(46,165)
Proceeds from senior debt offering	123,284	-	-	123,284
Repayment of senior debt	(50,000)	-	-	(50,000)
Increase in deferred financing costs	(1,611)	-	-	(1,611)
Proceeds from issuance of common stock	6,558	-	-	6,558
Repurchases of common stock	(49,928)	-	-	(49,928)
Stock issuance costs	(68)	-	-	(68)
Cash dividends paid to stockholders	(118,603)	-	-	(118,603)
Distributions to minority interest	(29)	(28)	-	(57)
Net cash used in financing activities	(141,488)	(25,462)	(53,993)	(220,943)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,322	-	-	3,322
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	102	-	-	102
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,424	$-	$-	$3,424

Index

Condensed Statement of Cash Flows	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
For the six months ended June 30, 2005
Net cash provided by operating activities	$26,112	$12,729	$28,099	$66,940
INVESTING ACTIVITIES:
Additions to and purchase of properties	-	(5,628)	(12,000)	(17,628)
Purchases of land held for development	-	(9,471)	(15,000)	(24,471)
Additions to construction in progress	-	-	(7,507)	(7,507)
Proceeds from disposal of properties	-	14,460	12,936	27,396
Cash used to purchase securities	(12,388)	-	-	(12,388)
Proceeds from sale of securities	1,952	-	-	1,952
Proceeds from repayment of notes receivable	18	-	-	18
Increase in deferred leasing costs	-	(1,075)	(2,000)	(3,075)
Advances from (to) affiliates	(25,310)	10,912	14,398	-
Net cash provided by (used in) investing activities	(35,728)	9,198	(9,173)	(35,703)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	-	(21,927)	(18,926)	(40,853)
Net repayments under revolving credit facilities	32,387	-	-	32,387
Proceeds from issuance of common stock	15,322	-	-	15,322
Stock issuance costs	(156)	-	-	(156)
Cash dividends paid to stockholders	(43,001)	-	-	(43,001)
Distributions to minority interest	(58)	-	-	(58)
Net cash provided by (used in) financing activities	4,494	(21,927)	(18,926)	(36,359)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,122)	-	-	(5,122)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,122	-	-	5,122
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-

10.	Commitments and Contingencies

As of June 30, 2006, the Company has pledged letters of credit totaling $5.9 million as additional security for certain financings and other activities.

The Company has committed to fund approximately $24.2 million, based on current plans and estimates, in order to complete pending development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities.

Certain of the Company’s properties are subject to a ground lease, which are accounted for as operating leases and have annual obligations of approximately $100,000.

Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of June 30, 2006, the Company had mortgage notes outstanding of approximately $366.7 million and the joint venture in which the Company has an indirect interest had mortgage notes outstanding of approximately $312.2 million.

The Company is subject to litigation in the normal course of business. However, none of the litigation outstanding as of June 30, 2006, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

Index

11.	Subsequent Events

The Company exercised its rights to redeem the $75 million 7.25% senior notes due 2007 on August 25, 2006.

In July 2006, the Board of Directors of the Company authorized the increase of the Share Repurchase Program to $100.0 million. Future purchases of shares of common stock will be made in the open market or in privately negotiated transactions, at the discretion of the Company's management and as market conditions warrant, during the period commencing August 4, 2006 through December 31, 2006.

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

Unless the context otherwise requires, all references to “we”, “our”, “us”, “Equity One”, and the “Company” in this report refer collectively to Equity One, Inc. and its subsidiaries.

Critical Accounting Policies

Our 2005 Annual Report on Form 10-K contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, accounting for securities, impairment testing of goodwill and joint venture accounting. For the six-month period ended June 30, 2006; there were no material changes to these policies.

Overview

The execution of our business strategy during the second quarter of 2006 resulted in:

•	An increase in the average rental rate on 78 lease renewals aggregating 289,460 square feet by 5.2% to $12.95 per square foot;
•	The execution of 86 new leases totaling 265,397 square feet at an average rental rate of $13.45 per square foot, representing a 32.3% spread versus average rate for lost leases; and
•	The completion and leasing of $14.1 million of development projects with an incremental NOI yield on cost of approximately 9.8%.

The execution of our business strategy during 2006 resulted in:

•	Our acquisition of six retail centers and two non-retail properties and a parcel of land held for future development for aggregate consideration of $137.5 million;
•
Our sale of three income-producing properties for total consideration of $17.9 million and realized gains of $6.1 million and the sale of two out parcels for total consideration of $1.5 million and realized gains of $519,000;

•
Our sale of 29 Texas shopping centers (“the Texas Properties”) and associated land parcels to EQYInvest Texas, LLC, (“the JV”) on April 25, 2006 for aggregate consideration of $387.2 million and recorded total gains on the sale of $92.2 million. In connection with the sale, we realized net proceeds of approximately $308.7 million and received a 20% interest in the JV;

Index

•	An increase in the occupancy rate in our core shopping center portfolio to 95.0% at June 30, 2006 from 93.4% at December 31, 2005;
•	Our repurchase of 2.3 million shares of our common stock for total consideration of $50.0 million;
•	Our issuance of $125.0 million principal amount of 6.0% senior unsecured notes maturing in September 2016; and
•
Our repayment of $50.0 million of senior unsecured notes at maturity and our total prepayment or defeasement of $68.7 million of mortgage notes. $54.4 million of the mortgage prepayments and defeasances were completed in connection with the JV transaction and resulted in an aggregate charge to earnings and FFO of $2.0 million in the second quarter of 2006.

On April 26, 2006, we sold the Texas Properties to a joint venture in exchange for cash consideration and a 20% interest in the JV. We also entered into a Management Agreement pursuant to which we would continue to manage and lease the properties on behalf of the joint venture. As a result of our significant continuing involvement with these properties after the sale, the operating results, up to April 25, 2006, of the Texas Properties are included in income from continuing operations for the current reporting periods, and not discontinued operations. After April 25, 2006, the results of operations of the Texas Properties have not been consolidated, but have been accounted for under the equity method of accounting.

Results of Operations

Our consolidated results of operations are not necessarily comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments and security investments. A large portion of the change in our statement of operations line items is related to these changes in our portfolio.

The following summarizes items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in 2006 compared to 2005 (in thousands):

	Three Months Ended June 30,

	2006	2005	% Change
Total revenue	$60,344	$63,921	5.6%
Property operating expenses	$17,166	$15,744	9.0%
Rental property depreciation and amortization	$11,474	$10,785	6.4%
General and administrative expenses	$4,665	$4,370	6.8%
Interest expense	$13,177	$13,033	1.1%
Equity in income from unconsolidated joint ventures	$1,655	-	N/A
Loss on extinguishment of debt	$(1,978)	-	N/A
Gain on sale of real estate	$92,367	-	N/A
Discontinued operations	$5,871	$4,429	32.6%

Index

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Total revenue decreased by $3.6 million, or 5.6%, to $60.3 million in 2006 from $63.9 million in 2005. The following factors accounted for this difference:

•
Same property revenue increased by approximately $1.3 million primarily due to higher leasing rates at the shopping centers which increased minimum rents by $694,000 and higher expense recovery revenue of $1.5 million, offset by lower percentage rent of $126,000 and termination fees of $745,000;

•	Properties acquired during 2006 increased revenue by approximately $2.9 million;

•	The full year effect of properties acquired during 2005 increased revenue by approximately $751,000;

•	The Texas Properties revenue decreased by $105,000 for the period prior to their sale to the JV;

•	The sale of the Texas Properties decreased revenues by approximately $7.6 million;

•	Redevelopment activities at our properties decreased revenue by approximately $1.6 million;

•	Completed development properties increased revenue by $439,000; and

•	Property management and leasing services revenue increased by $313,000 due to the property management and leasing of the Texas Properties.

Property operating expenses increased by $1.4 million, or 9%, to $17.1 million for 2006 from $15.7 million in 2005. The following factors contributed to this difference:

•	Same property operating expenses increased by approximately $1.5 million due to an increase in property maintenance and insurance expenses;

•	Properties acquired during 2006 increased operating expenses by $699,000;

•	The full year effect of properties acquired during 2005 increased operating expenses by $390,000;

•	The Texas Properties operating expenses increased by $220,000 for the period prior to their sale to the JV;

•	The sale of the Texas Properties decreased property operating expenses by approximately $1.5 million;

•	Redevelopment activities at our properties increased operating expenses by approximately $23,000; and

•	Completed development properties increased operating expenses by $173,000.

Services expenses increased by $412,000 to $486,000 for 2006 from $74,000 in 2005 primarily as a result of property management and leasing of the Texas Properties.

Index

Rental property depreciation and amortization increased by $689,000, or 6.4%, to $11.5 million for 2006 from $10.8 million in 2005. The following factors contributed to this difference:

•	Same property depreciation and amortization increased by approximately $337,000 due to the amortization of tenant improvements and leasing commissions;

•	Properties acquired during 2006 increased depreciation and amortization by approximately $1.5 million;

•	The full year effect of properties acquired during 2005 increased depreciation and amortization by approximately $109,000;

•	The sale of the Texas Properties decreased depreciation and amortization by $1.4 million; and

•	Completed development properties increased depreciation and amortization by approximately $105,000.

General and administrative expenses increased by $295,000, or 6.8%, to $4.7 million for 2006 from $4.4 million in 2005. Included in this increase were $189,000 in higher directors’ fees from adding two additional members to our board of directors and an increase in travel and entertainment expenses of $144,000.

Interest expense increased by $144,000, or 1.1%, to $13.2 million for 2006 from $13.0 million in 2005. This difference was primarily due to:

•	An increase of $1.6 million attributable to the issuance in September 2005 of $120.0 million principal amount of 5.375% unsecured senior notes;

•
An increase of $1.9 million attributable to the issuance in March 2006 of $125.0 million principal amount of 6.0% unsecured senior notes, which is partially offset by the decrease of $971,000 in interest on the repayment in March 2006 of the $50.0 million principal amount of 7.77% $50.0 million unsecured senior notes;

•	An increase of $531,000 in interest expense attributable to an increase in the variable interest rate swap on $100.0 million notional principal amount of our unsecured notes;

•	A decrease of $859,000 attributable to a lower outstanding balance on our line of credit;

•	A decrease of $635,000 attributable to the repayment of certain mortgage notes;

•	A decrease of $847,000 attributable to the repayment of certain mortgage notes related to the Texas Properties; and

•	A decrease of $811,000 of interest expense related to an increase in capitalized interest attributable to development activity.

Equity in income of unconsolidated joint ventures was $1.7 million for 2006 as compared to no equity in income from unconsolidated joint ventures for 2005. This income is primarily due to Parcel F LLC selling its land parcel and our pro rata share of the gain of $1.6 million and our pro rata

Index

share of the JV’s operating income of $5,000 for the period April 26, 2006 (inception) through June 30, 2006.

Loss on extinguishment of debt was $2.0 million for 2006 as compared to no loss for 2005. This loss is attributable to the repayment of the debt associated with the Texas Properties in connection with the JV Transaction in which the cost incurred to retire the debt was in excess of its carrying value.

Gain on sale of real estate was $92.4 million in 2006 as compared to no gain for 2005. The gain is primarily attributable to the sale of the Texas Properties in connection with the JV Transaction of $92.2 and a sale of an out parcel resulting in a gain of $202,000 for 2006.

We sold two income-producing properties in the second quarter of 2006 and had one property held for sale as of June 30, 2006 in which we do not have continuing involvement. The associated operating results of $247,000 for these properties are reflected as operations of income-producing properties sold or held for sale. The 2005 discontinued operations reflect a reclassification of operations for properties sold during 2005 and 2006 and the property held for sale at June 30, 2006. We recognized a gain of $5.6 million in the second quarter of 2006 related to the disposal of the operating properties and recognized a gain of $3.8 million in the second quarter of 2005 related to these operating properties disposed of in the second quarter of 2005.

As a result of the foregoing, net income increased by $86.2 million, or 347.9%, to $111.3 million for 2006 from $25.1 million in 2005.

The following summarizes items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in 2006 compared to 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005	% Change
Total revenue	$126,730	$125,041	1.4%
Property operating expenses	$34,908	$31,110	12.2%
Rental property depreciation and amortization	$23,444	$21,026	11.5%
General and administrative expenses	$9,281	$8,710	6.6%
Interest expense	$27,981	$25,063	11.6%
Investment income	$5,765	$1,924	199.6%
Equity in income from unconsolidated ventures	$1,655	-	N/A
Loss on extinguishment of debt	$(2,270)	-	N/A
Gain on sale of real estate	$92,681	-	N/A
Discontinued operations	$6,773	$6,818.7%

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Total revenue increased by $1.7 million, or 1.4%, to $126.7 million in 2006 from $125.0 million in 2005. The following factors contributed to this difference:

Index

•
Same property revenue increased by approximately $3.1 million primarily due to higher leasing rates at the shopping centers which increased revenue by $1.2 million and higher expense recovery revenue by $2.9 million, offset by lower termination fees of $1.0 million;

•	Properties acquired during 2006 increased revenue by approximately $4.5 million;

•	The full year effect of properties acquired during 2005 increased revenue by approximately $1.7 million;

•	The Texas Properties revenue increased by $490,000 for the period prior to their sale to the JV;

•	The disposition of the Texas Properties decreased revenue by approximately $7.6 million;

•	Redevelopment activities at our properties decreased revenue by $1.8 million;

•	Completed development properties increased revenue by approximately $967,000; and

•	Property management and leasing services revenue increased by $404,000 due to management and leasing of the Texas Properties.

Property operating expenses increased by $3.8 million, or 12.2%, to $34.9 million for 2006 from $31.1 million in 2005. The following factors contributed to this difference:

•	Same property operating expenses increased by approximately $2.7 million due to an increase in property maintenance, insurance and real estate taxes expenses;

•	Properties acquired during 2006 increased operating expenses by approximately $1.1 million;

•	The full year effect of properties acquired during 2005 increased operating expenses by approximately $649,000;

•	The Texas Properties operating expenses increased by $296,000 for the period prior to their sale to the JV;

•	The disposition of the Texas Properties decreased operating expenses by approximately $1.5 million;

•	Redevelopment activities at our properties increased operating expenses by $176,000; and

•	The completion of development and redevelopment properties increased property operating expenses by approximately $197,000.

Services expenses increased by $467,000 to $503,000 for 2006 from $96,000 in 2005 as a result of property management and leasing of the Texas Properties.

Index

Rental property depreciation and amortization increased by approximately $2.4 million, or 11.5%, to $23.4 million for 2006 from $21.0 million in 2005. The following factors contributed to this difference:

•	Same property depreciation and amortization increased by approximately $702,000 due to the amortization of tenant improvements and leasing commission amortization;

•	Properties acquired during 2006 increased depreciation and amortization by approximately $2.5 million;

•	The full year effect of properties acquired during 2005 increased depreciation and amortization by approximately $274,000;

•	The sale of the Texas Properties decreased rental property depreciation and amortization by approximately $1.1 million; and

•	Completed development properties increased depreciation and amortization by approximately $168,000.

General and administrative expenses increased by $571,000, or 6.6%, to $9.3 million for 2006 from $8.7 million in 2005. Included in this increase were $310,000 of director fees from adding two additional members to our board of directors, $171,000 in office expenses related to our new corporate office, and $87,000 of depreciation related to the additional furniture and fixture purchases.

Interest expense increased by $2.9 million, or 11.6% to $28.0 million for 2006 from $25.1 million in 2005. This difference was primarily due to:

•	An increase of $3.2 million attributable to the issuance in September 2005 of the $120.0 million principal amount of 5.375% unsecured senior notes;

•
An increase of $2.3 million attributable to the issuance in March 2006 of $125.0 million principal amount of 6.0% unsecured senior notes, which is partially offset by the decrease of $971,000 in interest on the repayment in March 2006 of the $50.0 million principal amount of 7.77% $50.0 million unsecured senior notes;

•	An increase of $1.9 million in interest expense attributable to an increase in the variable interest rate swap on $100.0 million notional principal of our unsecured notes;

•	A decrease of $239,000 attributable to a lower outstanding balance on our line of credit;

•	A decrease of $1.1 million attributable to the repayment of certain mortgage notes;

•	A decrease of $1.2 million attributable to the repayment of certain mortgage notes related to the Texas Properties; and

•	A decrease of $1.3 million of interest expense related to an increase in capitalized interest attributable to development activity.

Index

Investment income increased by $3.8 million, primarily due to $4.3 million of dividend income related to the $1.20 dividend per ordinary share declared by DIM in March 2006.

Equity in income of unconsolidated joint ventures was $1.7 million for 2006 as compared to no equity in income from unconsolidated joint ventures for 2005. This income is primarily due to Parcel F LLC selling its land parcel and our pro rata share of the gain of $1.6 million and our pro rata share of the JV’s operating income of $5,000 for the period April 26, 2006 (inception) through June 30, 2006.

Loss on extinguishment of debt was $2.3 million for 2006 as compared to no loss for 2005. This loss is primarily attributable to the repayment of the debt associated with the Texas Properties in connection with the JV Transaction, in which the cost incurred to retire the debt was in excess of the carrying value of $2.0 million, and the retirement of certain other mortgage debt, incurring costs in excess of the carrying value of $300,000.

Other income increased by $389,000 due to a legal settlement.

Gain on sale of real estate was $92.7 million in 2006 as compared to no gain for 2005. The gain is primarily attributable to the sale of the Texas Properties in connection with the JV Transaction of $92.2 and a sale of two out parcels resulting in a gain of $516,000 for 2006.

We sold three income-producing properties in the six months period ended June 30, 2006 and had one property held for sale as of June 30, 2006, in which we do not have continuing involvement. The associated operating results of $657,000 for these properties are reflected as operations of income-producing properties sold or held for sale. The 2005 discontinued operations reflect a reclassification of operations for properties sold during 2005 and 2006 and property held for sale at June 30, 2006. We recognized a gain of $6.1 million in the six month period ended June 30, 2006 related to the disposal of these operating properties and recognized a gain of $5.4 million for the six months ended June 30, 2005 related to the operating properties disposed of during 2005.

As a result of the foregoing, net income increased by $86.8 million, or 184.9%, to $133.7 million for 2006 from $46.9 million in 2005.

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

Index

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

The following table illustrates the calculation of FFO for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$111,347	$25,143	$133,712	$46,933
Adjustments:
Rental property depreciation and amortization, including discontinued operations	11,493	10,938	23,532	21,384
Gain on disposal of depreciable real property	(92,704)	(3,757)	(93,196)	(5,372)
Pro rata share of real estate depreciation from unconsolidated joint venture	508	-	508	-
Minority interest	122	27	150	55
Funds from operations	$30,766	$32,351	$64,706	$63,000

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Earnings per diluted share*	$1.49	$0.34	$1.77	$0.63
Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.15	0.14	0.31	0.29
Gain on disposal of depreciable real estate	(1.24)	(0.05)	(1.23)	(0.07)
Pro rata share of real estate depreciation from unconsolidated joint venture	0.01	-	0.01	-
Funds from operations per diluted share	$0.41	$0.43	$0.86	$0.85

* Earnings per diluted share reflect the add-back of the minority interest(s) which are convertible to shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had approximately $3.4 million of available cash and cash equivalents and $45.5 million of cash held in escrow. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet any immediate

Index

liquidity needs. We also have approximately $227.2 million available that can be drawn under our unsecured revolving credit facilities.

JV Transaction

Upon closing of the JV Transaction in April 2006 we received net cash proceeds, after transaction costs, of approximately $382.0 million. The proceeds were used to repay $55.4 million of mortgage notes payable associated with the properties, make a contribution to the JV of $16.4 million, pay the $1.00 per common share special dividend totaling $73.3 million, fund $126.0 million of future property acquisitions by placing the funds with a qualified intermediary, repurchase $50.0 million of our common stock and the remaining proceeds were used to pay down a portion of the outstanding balance on the unsecured revolving credit facility.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Six Months Ended June 30,
	2006	2005	Increase (Decrease)
Net cash provided by operating activities	$61,156	$66,940	$(5,784)
Net cash provided by (used in) investing activities	163,109	(35,703)	198,812
Net cash used in financing activities	(220,943)	(36,359)	184,584

Our principal source of operating cash flow is related to the cash generated from our rental properties. Our properties provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends. In addition, over the past year, we have raised funds through the issuance of debt securities, the sale of the Texas Properties and the sale of selected individual properties.

Our principal demands for liquidity are maintenance expenditures, repairs, property taxes, insurance premiums and tenant improvements relating to rental properties, leasing costs, acquisition and development activities, debt service and repayment obligations and distributions to our stockholders. The principal sources of funding for our operations are operating cash flows, the issuance of equity and debt securities, the placement of mortgage loans and periodic borrowings under our revolving credit facilities.

Cash provided by investing activities is usually from the sale of properties. For the six months ended June 30, 2006, the source of funds was primarily from the proceeds of the disposition the Texas Properties. Cash used in investing activities is to fund acquisitions, development and redevelopment costs, recurring and nonrecurring capital expenditures and leasing expenses. We invest in new projects that enable us to take advantage of our development, leasing and property management skills and invest in existing properties that meet our investment criteria.

Cash used in financing activities is primarily for the repayment of indebtedness and payment of our dividend. For the six months ended June 30, 2006 we also repurchased $50.0 million of our common stock. Cash provided by financing activities is primarily from the issuance of debt and equity securities. For the six months ended June 30, 2006 we issued $125.0 million of senior unsecured notes and repaid $50.0 million of senior notes upon maturity.

The following table sets forth certain information regarding future contractual obligations, excluding interest, as of June 30, 2006 (in thousands):

Index

	Payments due by period
Contractual Obligations	Total	Less than 1 year (2)	1-3 years	3-5 years	More than 5 years
Mortgage notes payable:
Scheduled amortization	$100,782	$4,509	$19,378	$25,969	$50,926
Balloon payments	265,917	-	31,338	180,953	53,626
Total mortgage obligations	366,699	4,509	50,716	206,922	104,552

Unsecured revolving credit facilities	47,000	-	-	47,000	-
Letters of credit	5,944	1,418	4,526	-	-
Unsecured senior notes(1)	545,000	75,000	-	200,000	270,000
Capital leases	-	-	-	-	-
Operating leases	574	177	228	95	74
Development and redevelopment	24,200	12,100	12,100	-	-

Total contractual obligations	$989,417	$93,204	$67,570	$454,017	$374,626

(1)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the 6 month LIBOR in arrears, plus 0.4375%. The contractual obligations for the unsecured senior notes do not reflect this interest rate swap.

(2)	Amount represents balance of obligation for the remainder of the 2006 year.

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

Off-Balance Sheet Arrangements

We have pledged letters of credit totaling $5.9 million as additional security for certain financings and other activities.

We have committed to fund approximately $24.2 million, based on current plans and estimates, in order to complete pending development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities.

Certain of our properties are subject to a ground lease, which are accounted for as operating leases and have annual obligations of approximately $100,000.

Under certain of the joint venture and our non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of June 30, 2006, we had mortgage notes outstanding of approximately $366.7 million and the joint venture in which we have an indirect interest had mortgage notes outstanding of approximately $312.2 million, of which our exposure is limited by the subsidiary’s capitalization of $3.0 million. Our proportionate share of the joint venture’s loans was $62.4 million.

Index

Developments and Redevelopments

•
As of June 30, 2006, we had various development and redevelopment projects underway or in the planning stage totaling approximately $153.0 million of asset value, which based on current plans and estimates, are expected to require $24.2 million of additional capital to complete beyond the $128.8 million already invested. These include:

•	The near-term completion of two supermarket-anchored shopping centers, in McDonough, Georgia, and Huntsville, Alabama;

•	Belfair Towne Village in Bluffton, South Carolina, where we are adding 41,250 square feet of retail space to the existing center;

•	St. Lucie West Plaza, adjacent to our Cashmere Corners property in Port St. Lucie, Florida, where we are building 20,000 square feet of retail shops;

•	Windy Hill in North Myrtle Beach, South Carolina, where we are adding 4,000 square feet of retail space to the existing center;

•	West Roxbury in West Roxbury, Massachusetts, where we are adding 8,000 square feet of retail space to the existing center; and

•	Bluebonnet Village in Baton Rouge, Louisiana, where we are adding 10,750 square feet of retail space to the existing center.

These developments and redevelopments are scheduled for completion beginning in the third quarter of 2006. During the six months ended June 30, 2006, we completed and leased a total of $18.1 million of development and redevelopment projects resulting in incremental net operating income of approximately $1.8 million on an annualized basis.

Equity

For the six months ended June 30, 2006, we issued 211,070 shares of our common stock at prices ranging from $22.92 to $24.01 per share pursuant to our Dividend Reinvestment and Stock Purchase Plan. As of June 30, 2006, we have 5.4 million shares remaining for sale under that plan. Effective March 1, 2006, all aspects of the plan were suspended.

On May 12, 2006, the Company’s Board of Directors approved a quarterly dividend of $0.30 per share and, in connection with the JV Transaction, a one-time special cash dividend of $1.00 per common share, which were paid on June 30, 2006, to stockholders of record on June 16, 2006, for approximately $95.8 million.

During the second quarter 2006, the Company commenced a program to repurchase up to $50.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. As of June 30, 2006, approximately 2,252,900 shares have been repurchased and retired at an average purchase price of $22.19 per share, for an aggregate consideration of $50.0 million. On July 24, 2006, the Company’s Board of Directors increased the Share Repurchase Program to $100.0 million. The additional stock repurchases will be through the period ending December 31, 2006.

Future Capital Requirements

We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, will be

Index

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

All statements other than statements of historical facts are forward-looking statements, and can be identified by the use of forward-looking terminology such as “may,” “will,” “might,” “would,” “expect,” “anticipate,” “estimate,” “would,” “could,” “should,” “believe,” “intend,” “project,” “forecast,” “target,” “plan,” or “continue” or the negative of these words or other variations or comparable terminology. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Because these statements

Index

are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on those statements, which speak only as of the date of this report.

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

As of June 30, 2006, we had approximately $147.0 million of outstanding floating rate debt, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements. We do not believe that the interest rate risk represented by

Index

our floating rate debt is material as of June 30, 2006, in relation to our $964.6 million of outstanding debt, $1.9 billion of total assets and $1.5 billion total equity market capitalization as of that date.

If interest rates on our variable rate debt increase by 1% the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.5 million. If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.5 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $147.0 million (including the $100.0 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of June 30, 2006.

The fair value of our fixed rate debt is $805.4 million, which includes the mortgage notes and fixed rate portion of the senior unsecured notes payable (excluding the unamortized premium). If interest rates increase by 1%, the fair value of our total fixed rate debt would decrease by approximately $33.6 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $49.0 million. This assumes that our total outstanding fixed rate debt remains at $811.7 million, the balance as of June 30, 2006.

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

We currently have in place an aggregate notional amount of $75.0 million of treasury locks, at a weighted average interest rate of 4.96% per annum, which were executed to hedge the benchmark interest rate associated with forecasted interest payments relating to an anticipated issuance of fixed-rate borrowings in August 2006.

We currently have in place an aggregate notional amount of $85.0 million of treasury locks, at a weighted average interest rate of 5.10% per annum, which were executed to hedge the benchmark interest rate associated with forecasted interest payments relating to an anticipated issuance of fixed-rate borrowings in August 2007.

We entered into an aggregate notional amount of $95.0 million of treasury locks which were terminated in connection with the issuance of the 6% $125 million senior unsecured notes in March 2006. The realized gain of $1.5 million on these hedging relationships has been deferred in other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.

Index

During 2004, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $6.0 million as of June 30, 2006. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375% and matures April 15, 2009.

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

Other Market Risks

As of June 30, 2006, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

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

Items 2(a) and (b) are not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2006, the Company made the following purchases of its common stock:

ISSUER PURCHASES OF EQUITY SECURITIES

Period (2006)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30	-	$-	-	$-
May 1-31	1,821,400	22.13	1,821,400	59,693,821
June 1-30	431,500	22.46	431,500	50,001,741
Total	2,252,900	$22.19	2,252,900	$50,001,741

In May 2006, the Board of Directors of Equity One authorized a common stock repurchase program of $50.0 million. In July 2006, the Board increased the Share Repurchase Program to $100.0 million. Future purchases of shares of common stock will be made in the open market or in privately negotiated transactions, at the discretion of the Company's management and as market conditions warrant, during the period commencing August 4, 2006 through December 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Index

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 11, 2006. At the meeting, the stockholders voted to approve the following proposals:

Proposal 1 - The election of the following directors to hold office until the 2006 annual meeting of stockholders of the Company:

	For	Withheld	Broker Non-Vote
Noam Ben-Ozer	63,005,046.37	111,113.80	0
James Cassel	62,989,241.37	126,918.80	0
Cynthia Cohen	62,964,136.67	152,023.50	0
Neil Flanzraich	62,980,910.37	135,249.80	0
Patrick L. Flinn	62,998,006.06	118,154.10	0
Nathan Hetz	58,083,625.06	5,032,535.10	0
Chaim Katzman	62,822,804.97	293,355.19	0
Peter Linneman	63,000,104.68	116,055.49	0
Dori Segal	62,993,180.97	122,979.20	0
Doron Valero	63,000,514.97	115,645.20	0

Proposal 2 - Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2006 fiscal year

For	Against	Abstain	Broker Non-Vote
63,022,488.26	55,026.78	38,645.13	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits:

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2006	EQUITY ONE, INC.

/s/ HOWARD M. SIPZNER
Howard M. Sipzner
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Index

INDEX TO EXHIBITS

Exhibits	Description

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.