Form 10-Q
period 2006-09-30
EQUITY ONE, INC.
filed 2006-11-09
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                               Yes    ☐         No  ☒

Applicable only to Corporate Issuers:

As of the close of business on November 7, 2006, 73,133,986 shares of the Company's common stock, par value $0.01 per share, were outstanding.

EQUITY ONE, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2006 AND DECEMBER 31, 2005 (UNAUDITED) (In thousands, except per share amounts)
	September 30, 2006	December 31, 2005
ASSETS
PROPERTIES:
Income producing	$1,724,194	$1,661,243
Less: accumulated depreciation	(128,266)	(111,031)
Income producing property, net	1,595,928	1,550,212
Construction in progress and land held for development	99,339	64,202
Properties held for sale	116,650	282,091
Properties, net	1,811,917	1,896,505
CASH AND CASH EQUIVALENTS	12,272	102
CASH HELD IN ESCROW	6,288	-
ACCOUNTS AND OTHER RECEIVABLES, NET	16,444	17,600
SECURITIES	80,719	67,588
GOODWILL	11,504	12,013
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURE	-	285
OTHER ASSETS	57,397	57,940
TOTAL	$1,996,541	$2,052,033
		(Continued)

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2006 AND DECEMBER 31, 2005 (UNAUDITED) (In thousands, except per share amounts)
	September 30, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
NOTES PAYABLE
Mortgage notes payable	$360,471	$392,480
Mortgage notes payable related to properties held for sale	4,016	54,445
Unsecured revolving credit facilities	44,000	93,165
Unsecured senior notes payable	590,479	465,404
Total debt	998,966	1,005,494
Unamortized premium/discount on notes payable	8,890	15,830
Total notes payable	1,007,856	1,021,324
OTHER LIABILITIES
Accounts payable and accrued expenses	51,735	40,161
Tenant security deposits	9,376	9,561
Other liabilities	9,015	6,833
Total liabilities	1,077,982	1,077,879
MINORITY INTEREST	989	1,425
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value - 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value - 100,000 shares authorized, 72,674 and 75,409 shares issued and outstanding for 2006 and 2005, respectively	727	754
Additional paid-in capital	896,275	955,378
Retained earnings	30,054	22,950
Accumulated other comprehensive (loss) income	(9,486)	3,404
Unamortized restricted stock compensation	-	(9,692)
Notes receivable from issuance of common stock	-	(65)
Total stockholders’ equity	917,570	972,729
TOTAL	$1,996,541	$2,052,033
See accompanying notes to the condensed consolidated financial statements.		(Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE:
Minimum rents	$41,539	$45,167	$131,390	$134,232
Expense recoveries	11,451	12,218	39,285	37,438
Termination fees	269	824	950	3,314
Percentage rent	288	69	1,621	1,411
Management and leasing services	745	133	1,341	325
Total revenue	54,292	58,411	174,587	176,720
COSTS AND EXPENSES:
Property operating	14,933	15,568	48,689	45,585
Services	610	42	1,173	138
Lease termination	-	-	953	-
Rental property depreciation and amortization	9,928	10,153	31,952	29,922
General and administrative	6,591	4,232	15,872	12,942
Total costs and expenses	32,062	29,995	98,639	88,587
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	22,230	28,416	75,948	88,133

OTHER INCOME AND EXPENSES:
Interest expense	(13,161)	(13,805)	(41,005)	(38,586)
Amortization of deferred financing fees	(383)	(372)	(1,114)	(1,120)
Investment income	830	5,593	6,595	7,516
Equity in (loss) income of unconsolidated joint ventures	(130)	-	1,525	-
Gain (loss) on extinguishment of debt	457	-	(1,813)	-
Other income (loss)	-	-	389	(1)
INCOME BEFORE MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	9,843	19,832	40,525	55,942
MINORITY INTEREST	(28)	(48)	(178)	(144)
INCOME BEFORE GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	9,815	19,784	40,347	55,798
GAIN ON SALE OF REAL ESTATE	396	-	93,077	-
INCOME FROM CONTINUING OPERATIONS	10,211	19,784	133,424	55,798
DISCONTINUED OPERATIONS:
Operations from income-producing properties sold or held for sale	1,741	2,169	6,124	7,716
Gain on disposal of income-producing properties	2,168	6,088	8,284	11,460
Income from discontinued operations	3,909	8,257	14,408	19,176
NET INCOME	$14,120	$28,041	$147,832	$74,974
				(Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE
Income from continuing operations	$0.14	$0.27	$1.80	$0.76
Income from discontinued operations	0.05	0.11	0.19	0.26
Total basic earnings per share	$0.19	$0.38	$1.99	$1.02
NUMBER OF SHARES USED IN COMPUTING BASIC EARNINGS PER SHARE	73,152	74,087	74,207	73,592
DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.14	$0.26	$1.78	$0.74
Income from discontinued operations	0.05	0.11	0.19	0.26
Total diluted earnings per share	$0.19	$0.37	$1.97	$1.00
NUMBER OF SHARES USED IN COMPUTING DILUTED EARNINGS PER SHARE	73,893	75,144	74,944	74,637
See accompanying notes to the condensed consolidated financial statements.
(Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006, AND 2005
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET INCOME	$14,120	$28,041	$147,832	$74,974

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding gain (loss) on securities available-for-sale	(567)	1,025	(11,086)	2,082
Changes in fair value of cash flow hedges	(3,014)	-	(3,254)	-
Reclassification adjustment for gain (loss) on the sale of securities included in net income	-	(5,342)	(10)	(5,534)
Net realized gain on settlement of interest rate contracts	-	-	1,543	-
Amortization of interest rate contracts	(37)	-	(83)	-
COMPREHENSIVE INCOME	$10,502	$23,724	$134,942	$71,522
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED) (In thousands, except per share amounts)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Unamortized Restricted Stock Compensation	Notes Receivable from Issuance of Common Stock	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2006	$754	$955,378	$22,950	$3,404	$(9,692)	$(65)	$972,729
Cumulative effect of change in accounting principle	(5)	(5,188)	-	-	9,692	-	4,499
Issuance of common stock	6	6,647	-	-	-	-	6,653
Stock issuance costs	-	(69)	-	-	-	-	(69)
Repurchase of common stock	(28)	(64,709)	-	-	-	-	(64,737)
Share-based compensation expense	-	4,216	-	-	-	-	4,216
Repayments of notes receivable from issuance of common stock	-	-	-	-	-	65	65
Net income	-	-	147,832	-	-	-	147,832
Dividends paid	-	-	(140,728)	-	-	-	(140,728)
Other comprehensive loss	-	-	-	(12,890)	-	-	(12,890)
BALANCE, SEPTEMBER 30, 2006	$727	$896,275	$30,054	$(9,486)	$-	$-	$917,570

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED) (In thousands, except per share amounts)
	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$147,832	$74,974
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rent adjustment	(2,171)	(3,510)
Amortization of above/(below) market rent intangibles	(1,933)	(752)
Provision for losses on accounts receivable	159	785
Amortization of premium/discount on notes payable	(5,383)	(3,895)
Amortization of deferred financing fees	1,114	1,120
Rental property depreciation and amortization	34,161	32,308
Amortization of restricted stock compensation	3,925	4,475
Amortization of stock options and other stock benefit plan expense	291	-
Amortization of derivatives	(83)	-
Gain on disposal of real estate	(101,361)	(11,460)
Loss (gain) on sale of securities	339	(5,222)
Equity in income of unconsolidated joint ventures	(1,525)	-
Operating distributions from unconsolidated joint ventures	742	-
Minority interest	178	144
Changes in assets and liabilities:
Accounts and other receivables	2,420	951
Other assets	(3,792)	(5,014)
Accounts payable and accrued expenses	14,244	14,560
Tenant security deposits	(184)	833
Other liabilities	1,708	(2,278)
Net cash provided by operating activities	90,681	98,019
INVESTING ACTIVITIES:
Additions to and purchases of properties	(151,900)	(27,674)
Purchases of land held for development	(35,530)	(28,041)
Additions to construction in progress	(38,045)	(14,528)
Proceeds from disposal of properties	390,345	44,024
Increase in cash held in escrow	(6,288)	(3,308)
Proceeds from sale of securities	4,422	34,888
Cash used to purchase securities	(28,890)	(24,963)
Advances to joint ventures	(393)	-
Distributions from unconsolidated joint ventures from sale of property	1,935	-
Proceeds from repayment of notes receivable	5,725	27
Additions to notes receivables	(33)	(4,215)
Increase in deferred leasing costs	(4,959)	(4,568)
Net cash provided by (used in) investing activities	136,389	(28,358)
                                                                    (Continued)

EQUITY ONE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006, AND 2005 (UNAUDITED) (In thousands, except per share amounts)
	Nine Months Ended September 30,
	2006	2005
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(86,565)	(45,510)
Net repayments under revolving credit facilities	(49,165)	(108,000)
Proceeds from senior debt offerings	246,868	118,606
Repayment of senior debt	(125,000)	-
Increase in deferred financing costs	(2,015)	(426)
Proceeds from issuance of common stock	6,653	25,394
Stock issuance costs	(69)	164)
Repurchase of common stock	(64,737)	-
Cash dividends paid to stockholders	(140,728)	(64,684)
Repayment of notes receivable from issuance of common stock	65	85
Distributions to minority interests	(207)	(84)
Net cash used in financing activities	(214,900)	(74,783)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,170	(5,122
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	102	5,122
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,272	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$43,482	$40,894
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding loss on securities	$(11,096)	$(3,452)
The Company issued senior unsecured notes:
Face value of notes	$250,000	$120,000
Underwriting costs…………………………………………………………	(1,624)	(780)
Discount	(1,508)	(614)
Cash received	$246,868	$118,606
The Company acquired and assumed a mortgage note payable on the acquisition of a rental property:
Fair value of rental property	$6,804
Assumption of mortgage note payable	(4,127)
Fair value adjustment of mortgage payable	50
Cash paid for rental property	$2,727
 (Concluded)

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

1. Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages community and neighborhood shopping centers located predominantly in high growth and high barrier markets in the southern and northeastern United States. These shopping centers are primarily anchored by supermarkets or other necessity-oriented retailers such as drugstores or discount retail stores.

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

Portfolio

As of September 30, 2006, the Company had interests in a total of 201 properties (including 29 properties held in an unconsolidated joint venture), encompassing 129 supermarket-anchored shopping centers, five drug store-anchored shopping centers, 56 other retail-anchored shopping centers, four development parcels and seven other non-retail properties.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related footnotes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 2, 2006.

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

In the event that a tenant were to terminate its lease, the unamortized portion of each related intangible would be expensed.

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

Total interest expense capitalized to construction in progress and land held for development was $1.7 million and $876,000 for the three months ended September 30, 2006 and 2005, respectively, and $4.3 million and $2.3 million for the nine months ended September 30, 2006 and 2005, respectively.

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

When assets are identified by the Company as held for sale, the Company estimates the sales prices, net of selling costs, of such assets. Assets that will be sold together in a single transaction are aggregated in determining if the net sales proceeds of the group are expected to be less than the net book value of the assets. If, in management’s opinion, the net sales prices of the assets, which have been identified for sale, are expected to be less than the net book value of the assets, an impairment charge is recorded. For the nine months ended September 30, 2006, $86,000 of impairment loss was recognized related to a property that was subsequently sold and is reflected in income from discontinued operations.

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

Accounts Receivable

Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants. Management evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect amounts estimated to be uncollectible. The allowance for doubtful accounts was approximately $1.2 million and $1.5 million at September 30, 2006 and December 31, 2005, respectively.

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

    As of September 30, 2006, the fair value of the Company’s debt securities is less than the carrying amount of the investment. The Company holds $9.0 million in original principal amount of Winn-Dixie Stores, Inc. (“Win-Dixie”) 8.875% senior notes due April 2008, at a carrying amount of $7.6 million and an unrealized loss of $1.5 million. The decline in value occurred due to the filing of petitions under Chapter 11 of the Bankruptcy Code by Winn-Dixie and certain of its affiliated entities in February 2005. Since the Chapter 11 filings, the market price of the notes has increased over time, and a Chapter 11 plan of reorganization was recently confirmed by the Bankruptcy Court, as a result of which Winn Dixie is expected to emerge from bankruptcy within the next several months. Management has considered and evaluated these and other pertinent facts available to it, and expects that the Company will receive consideration under the recently confirmed Chapter 11 plan in the form of common stock of the reorganized Winn-Dixie that should enable it to recover the carrying value of the Winn Dixie notes. Management believes that these factors provide reasonable assurance that the Company will recover its cost. Accordingly, as of September 30, 2006, the Company expects to recover the carrying amount of the investment and has not recognized any investment income on the notes since February 2005.

As of September 30, 2006, the Company indirectly owned approximately 3.7 million ordinary shares of DIM Vastgoed N.V. (“DIM”). In addition, the Company has committed to buy, in September 2007, certificates representing an additional 45,000 ordinary shares for total consideration of $941,000. DIM is a public company organized under the laws of the Netherlands, the shares of which are listed on Euronext Amsterdam and which operates as a closed-end investment company owning and operating a portfolio of 20 shopping center properties aggregating approximately 2.8 million square feet in the southeastern United States. DIM’s capital structure includes priority shares and ordinary shares. The priority shares are 100% owned by a foundation that is controlled by its supervisory board. The ordinary shares have voting rights; however, only the priority shares have the right to nominate members to the supervisory board and to approve certain other corporate matters. As of September 30, 2006, management believes that the investment in DIM should be accounted for as an available-for-sale security because, as of that date, the Company was unable to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, the Company was unable to participate in the affairs of DIM’s supervisory board.

As of September 30, 2006, the fair value of DIM’s ordinary shares is less than the carrying amount of the Company’s investment. The Company’s aggregate cost is $77.2 million and, based on the closing market price on September 30, 2006, the ordinary shares of DIM had a fair value of $69.3 million. This results in an unrealized loss of $7.9 million. The Company has evaluated the near-term prospects of DIM in relation to the severity and the duration of the impairment, the thin trading market for DIM shares and the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the carrying cost. As a result of these factors and the Company’s own evaluation of the net asset value of the underlying properties of DIM, the Company does not consider the investment to be other-than-temporarily impaired at September 30, 2006.

As of September 30, 2006, the Company also owned 148,000 shares of preferred stock of a publicly traded REIT that had a fair value of $3.9 million, a carrying amount of $3.7 million and an unrealized gain of approximately $200,000.

Deferred Costs and Intangibles

Deferred costs and intangibles included in other assets consist of loan origination fees, leasing costs and the value of intangible assets when a property was acquired. Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan which approximates the effective interest method. Direct salaries, third party fees and other costs incurred by the Company to originate a lease are capitalized and are being amortized using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs and above/below market rents that were acquired in connection with the acquisition of the properties and are being amortized using the straight-line method over the term of the related leases.

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

Management cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $11.5 million at September 30, 2006. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s tenant base, or a materially negative change in its relationships with significant tenants.

Goodwill was included in the determination of the gain on disposal of real estate due to the disposition of certain properties. For the three months ended September 30, 2006 and 2005, no expense and $112,000, respectively, was included in the gain on sale determination and for the nine months ended September 30, 2006 and 2005, $63,000 and $325,000, respectively, was included in the gain on sale determination.

Investments in and Advances to Unconsolidated Ventures

The Company has direct equity investments in joint venture projects. The Company accounts for these investments in unconsolidated ventures using the equity method of accounting, as the Company exercises significant influence over, but does not control and is not the primary beneficiary of, these entities. These investments are initially recorded at cost, as “Investments in and advances to unconsolidated ventures,” and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

The Company has controlling interests in two joint ventures that, together, own the Company’s Sunlake-development project. The Company has funded all of the acquisition costs, is required to fund any necessary development and operating costs, receives an 8% preferred return on its advances and is entitled to 60% of the profits thereafter. The minority partners are not required to make contributions and, to date, have not contributed any capital. The joint ventures are in the process of obtaining the required approvals and permits to continue their mixed-use business plan. No minority interest has been recorded as the venture has incurred operating losses after taking into account the Company’s preferred return.

The Company has a controlling membership interest in Dolphin Village Partners, LLC. The Company has funded all of the acquisition costs, is required to fund any necessary development and operating costs, receives an 8% preferred return on its advances and is entitled to 50% of the profits thereafter. The minority partner is not required to make contributions and, to date, has not contributed any capital. The joint venture encompasses the Dolphin Village Shopping Center and is in the process of obtaining the required approvals and permits to continue its mixed-use business plan. No minority interest has been recorded as the venture has incurred operating losses after taking into account the Company’s preferred return.

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

The Company entered into an aggregate notional amount of $95.0 million of treasury locks which were terminated in connection with the issuance of the 6.0% $125 million senior unsecured notes in March 2006. The realized gain of $1.5 million on these hedging relationships has been deferred in other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.

The Company entered into an aggregate notional amount of $75.0 million of treasury locks which were terminated in connection with the issuance of the 6.25% $125 million senior unsecured notes in August 2006. There was no realized gain or loss on the termination of these treasury locks.

During 2004, concurrent with the issuance of the 3.875% $200 million senior unsecured notes, the Company entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $4.5 million as of September 30, 2006. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

Notes receivable from issuance of common stock

As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley Act of 2002, the Company had loaned $7.1 million to various executives in connection with their exercise of options to purchase shares of the Company’s common stock, all of which has been repaid as of September 30, 2006.

Revenue Recognition

Rental income comprises minimum rents, expense reimbursements, termination fees and percentage rent payments. Minimum rents are recognized over the lease term on a straight-line basis. As part of the leasing process, the Company may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction to revenue. Factors considered during this evaluation include, among others, the type of improvements made, who holds legal title to the improvements, and other controlling rights provided by the lease agreement. Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Lease revenue recognition commences when the lessee is given possession of the leased space upon completion of any landlord-owned tenant improvements.

Substantially all of the lease agreements contain provisions that require the payment of additional rents based on the respective tenant’s sales volume (contingent or percentage rent) and reimbursement of the tenant’s share of real estate taxes, insurance and common area maintenance (“CAM”) costs. Percentage rents are recognized when the tenant’s reported sales have achieved the specified levels as defined in their respective lease agreements. Expense recoveries of real estate taxes, insurance and CAM costs are recognized in the period that the applicable costs are incurred in accordance with the lease agreements. The Company accounts for these leases as operating leases as the Company has retained substantially all risks and benefits of property ownership.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenant’s payment history and current credit quality.

The Company has been engaged by joint ventures and other third parties to provide property management and leasing services. The fees are market-based and generally calculated as a percentage of either revenues received or reimbursement of costs and are recognized as services are provided.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from shares issuable under stock-based compensation plans, which would include the exercise of stock options and the conversion of the operating partnership units held by minority limited partners.

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

Share-Based Compensation Subsequent to the Adoption of SFAS 123(R)

Share-based compensation expense included in net income for the nine months ended September 30, 2006, was $4.2 million, of which $3.9 million related to grants of restricted stock, $284,000 related to option grants and $7,000 related to the Company’s employee stock purchase plan. If the Company had not adopted SFAS No. 123(R), our net income for the period ended September 30, 2006 would have excluded $291,000 of share-based compensation related to options and the employee stock purchase plan.

Accordingly, if the Company had not adopted 123(R), our income from continuing operations, net income, basic earnings per share and dilutive earnings per share for the nine months ended September 30, 2006, would not have been significantly different. While there are certain differences between SFAS No. 123 and 123(R), the Company believes the pro forma disclosures under SFAS No. 123 presented below approximate the effect of SFAS No. 123(R) for the three and nine months periods ended September 30, 2005.

Pro Forma Information for Period Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to our stock-based compensation for the three and nine months periods ended September 30, 2005 (in thousands, except per share amounts):

		Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income	As reported	$28,041	$74,974
Add:	Stock-based employee compensation expense included in reported net income	1,440	4,244
Deduct:	Total fair value stock-based employee compensation expense for all awards	(1,649)	(4,857)
	Pro forma	$27,832	$74,361
Basic earnings per share	As reported	$0.38	$1.02
	Pro forma	$0.38	$1.01
Diluted earnings per share	As reported	$0.37	$1.00
	Pro forma	$0.37	$1.00

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

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the SEC amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. Public companies with calendar year-ends would be required to adopt the provision of the standard effective for fiscal years beginning after September 15, 2005. The adoption on January 1, 2006 by the Company of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption. The estimated impact on operating income of adopting SFAS 123(R) for the year ended December 31, 2006, relating to prior year and unvested stock option grants only, will be approximately $276,000. However, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact as presented in the disclosure of pro forma net income and earnings per share in Note 1, Stock-Based Compensation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction (SFAS 154”), which replaces PB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and was adopted by the Company in the first quarter of 2006. The adoption of this standard did not materially impact the Company’s financial position, results of operations or cash flows of the Company.

In April 2006, the FASB issued FASB Staff Position FIN 46 (R) 6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R), that became effective for the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”). EITF 06-06 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-02 will be effective as of January 1, 2007 and will impact the accounting for certain of the Company’s employment arrangements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to SFAS No. 109 - Accounting for Income Taxes, to be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more likely than not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The Company is in the process of determining the effect, if any, that the adoption of this standard will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements NO. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of a benefit postretirement plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will be required to adopt the provisions of SAB 108 in our annual financial statements for fiscal year 2006. The Company is in the process of determining the effect, if any, that the adoption of this standard will have on the Company’s consolidated financial statements.

3.	Acquisitions
The following table reflects a series of individual properties that were acquired during 2006:
Property	Location	Month Purchased	Square Feet/ Acres	Purchase Price (000’s)
Dolphin Village	St. Pete Beach, FL	January	138,129	$ 28,000
Brookside Plaza	Enfield, CT	January	210,787	28,500
Commonwealth II	Jacksonville, FL	January	53,598	600
Piedmont Peachtree Crossing	Buckhead, GA	March	152,239	47,950
Prosperity Office Building	Palm Beach Gardens, FL	March	3,200	1,400
Alafaya Village	Orlando, FL	April	39,477	6,638
Chestnut Square out parcel	Brevard, NC	April	1,070	475
Sunpoint Shopping Center	Ruskin , FL	May	132,374	7,500
Chapel Trail Plaza	Pembroke Pines, FL	May	56,378	8,900
Deep Creek land	Fairburn, GA	June	101 acres	8,000
Milestone Plaza	Greenville, SC	August	93,655	20,200
Shoppes at Quail Roost	Miami, FL	August	73,550	15,435
Coral Reef Shopping Center	Palmetto Bay, FL	September	74,680	21,200
Pointe Royale out parcel	Miami, FL	September	6,897	1,350
Westport out parcels (2)	Davie, FL	September	9,768	2,200
Total				$ 198,348

No equity interests were issued or issuable in connection with the above purchases and no contingent payments, options or commitments are provided for in the agreements. No goodwill was recorded in conjunction with any of the individual property acquisitions.

4.	Property Held for Sale and Dispositions

Portfolio Dispositions

In April 2006, the Company disposed of 29 of its properties located in Texas (“the Texas Properties”) to EQYInvest Texas, LLC, a Delaware limited liability company (the “JV”), in exchange for cash consideration of $387.2 million and a 20% interest in the JV. The Texas Properties had a net book value of $222.0 million. As a result of this transaction, the Company recognized a gain of $92.2 million. The Company also entered into a management agreement pursuant to which the Company continues to manage and lease the properties on behalf of the JV. The Company will not receive any contingent consideration for the sale. The Company has guaranteed the joint venture an operating return based on certain predetermined targets for the first twelve months following the sale, which will require the Company to pay to the joint venture an amount of up to $2.0 million in the event that the joint venture does not achieve its targeted operating returns. The Company has also agreed to fund remaining construction costs to complete various projects in an amount up to $2.5 million. These contingent obligations are reflected in other liabilities in the accompanying consolidated balance sheets.

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

As of September 30, 2006, 14 Louisiana properties were held for sale and are being reported in discontinued operations, with a net book value of $96.8 million.

Individual Property Dispositions

As of September 30, 2006, the Company also held for sale two parcels of land and an operating property with a net book value of $19.9 million.

The following table reflects individual properties sold during 2006:

Date Sold	Property	Location	Square Feet/ Acres	Gross Sales Price	Gain On Sale
Income-producing properties				(000’s)
March 2006	Scottsville Square	Bowling Green, KY	38,450	$ 2,500	$ 478
April 2006	Sutherland Lumber	Marble Falls, TX	53,571	2,000	3
May 2006	Hedwig	Houston, TX	69,504	13,350	5,635
July 2006	Crossroads (Lowe’s)	Pembroke Pines, FL	177,929	7,678	2,168
Total				$25,528	$ 8,284
Sale of real estate
February 2006	Westridge out parcel	McDonough, GA	1.0 acres	$ 875	$ 314
April 2006	Westridge out parcel	McDonough, GA	1.0 acres	583	205
September 2006	River Green land parcel	Canton, GA	2.0 acres	1,500	396
	Total			$ 2,958	$ 915

The summary selected operating results for income-producing properties disposed of or designated as held for sale, with no significant continuing involvement, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental Revenue	$3,383	$3,745	$10,741	$13,195
Expenses
Property operating expenses	873	719	2,117	2,509
Rental property depreciation and amortization.	701	773	2,209	2,386
Interest expense	68	84	205	584
Other	-	-	86	-
Operations of income-producing properties sold or held for sale	$1,741	$2,169	$6,124	$7,716

The summary selected operating results for the Texas Properties in which the Company has significant continuing involvement are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental Revenue	$-	$10,003	$13,713	$30,782
Expenses
Property operating expenses	-	2,936	4,719	9,220
Rental property depreciation and amortization.	-	2,031	2,695	5,855
Interest expense	-	857	1,064	3,164
Amortization of deferred financing fees	-	14	13	43
Operations included in income from continuing operations up to April 25, 2006	$-	$4,165	$5,222	$12,500

5.	Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for investments in which it has significant influence over operating and financial policies of the investee, but does not have a controlling financial interest and is not the primary beneficiary, using the equity method of accounting. The Company has determined that these investments do not meet the consolidation criteria of variable interest entities. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in income in unconsolidated ventures over the expected useful lives of the properties and other intangible assets. Net income from the Texas joint venture, which includes all operating results, as well as gains and losses on sales of properties within the joint venture, is allocated to the Company in accordance with the operative agreement of the joint venture. Such allocations of net income or loss are recorded in equity in income of unconsolidated joint ventures in the accompanying consolidated statements of operations.

The following is a summary of the Company’s investments in unconsolidated joint ventures at September 30, 2006 and December 31, 2005 (in thousands):

Entity	Location	Ownership	September 30, 2006	December 31, 2005
Parcel F, LLC	Palm Beach Gardens, FL	50.0%	$-	$285
EQYInvest Texas, LLC	Texas	20.0%	-	-
Total investments in and advances to joint ventures			$-	$285

The following is a brief summary of the interest and obligations in the unconsolidated joint ventures that the Company had as of September 30, 2006:

▪
Parcel F, LLC. The Company had a 50% interest in this joint venture that owned a parcel of land that was held for sale. In May 2006, the venture sold this parcel of land and the Company’s pro rata share of the gain was approximately $1.6 million.

▪
EQYInvest Texas, LLC. The Company has a 20% interest in this joint venture, which interest was obtained in connection with the sale of the Texas Properties. Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 20% ownership interest. As of September 30, 2006, this joint venture owned 29 properties located in Texas. The joint venture had loans outstanding of approximately $312.2 million as of September 30, 2006.

A summary of unaudited financial information for all joint ventures being reported on the equity method of accounting is as follows (in thousands):

	As of September 30, 2006	As of December 31, 2005
Assets:
Rental properties, net	$374,572	$-
Land held for sale	-	1,055
Other assets	26,110	-
Total assets	$400,682	$1,055

Liabilities and Ventures’ Equity:
Mortgage notes	$312,200	$-
Other liabilities	8,169	-
Ventures’ equity	80,313	1,055
Total	$400,682	$1,055

The mortgage loans to the JV are non-recourse. However, a single-purpose subsidiary of the Company has indemnified the lender with respect to certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations, which is limited by the subsidiary’s capitalization of $3.0 million. As of September 30, 2006, the JV had mortgage notes outstanding of approximately $312.2 million, and the Company’s proportionate share of these loans was $62.4 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Revenue	$10,520	-	$18,165	-

Expenses:
Operating expenses	3,110	-	5,256	-
Interest and amortization of deferred financing fees	5,015	-	8,399	-
Depreciation and amortization	4,875	-	8,203	-
Other (income) expense	(126)	-	(200)	-
Gain on sale of real estate	-	-	(3,300)	-
Total expenses	12,874	-	18,358	-

Net income	$(2,354)	-	$(193)	-

The Company’s equity in income (loss) from joint ventures	$(130)	-	$1,525)	-

6.	Borrowings

    The following is a summary of the Company’s borrowings, which consist of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities:

	September 30, 2006	December 31, 2005
Mortgage Notes Payable	(in thousands)
Fixed rate mortgage loans	$364,487	$446,925
Unamortized net premium on mortgage notes payable	8,946	11,006
Total	$373,433	$457,931

    The weighted average interest rate of the mortgage notes payable at September 30, 2006 and December 31, 2005 was 7.29% and 7.19%, respectively, excluding the effects of the net premium adjustment.

    Each of the existing mortgage loans is secured by a mortgage on one or more of the Company’s properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $76.7 million contain prohibitions on transfers of ownership which may have been violated by the Company’s previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, the Company will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company’s results of operations or financial condition.

	September 30, 2006	December 31, 2005
Unsecured Senior Notes Payable	(in thousands)
7.77% Senior Notes, due 4/1/06	$-	$50,000
7.25% Senior Notes, due 8/15/07	-	75,000
3.875% Senior Notes, due 4/15/09	200,000	200,000
Fair value of interest rate swap	(4,521)	(4,596)
7.84% Senior Notes, due 1/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	120,000	120,000
6.0% Senior Notes, due 9/15/16	125,000	-
6.25% Senior Notes, due 1/15/17	125,000	-
Unamortized net (discount) premium on unsecured senior notes payable	(56)	4,824
Total	$590,423	$470,228

The weighted average interest rate of the unsecured senior notes at September 30, 2006 and December 31, 2005 was 5.65% and 5.20%, respectively, excluding the effects of the interest rate swap and net premium adjustment.

The Company exercised its rights to redeem the 7.25% $75 million senior notes due August 2007 on August 25, 2006.

The indentures under which the Company’s unsecured senior notes were issued have several covenants which limit the ability to incur debt, require the Company to maintain an unencumbered assets ratio above a specified level and limit the ability to consolidate, sell, lease, or convey substantially all of the assets to, or merge with, any other entity. These notes have also been guaranteed by most of the Company’s subsidiaries.

The Company swapped $100 million notional principal of the 3.875% $200 million senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%.

	September 30, 2006	December 31, 2005
Unsecured Revolving Credit Facilities	(in thousands)
Wells Fargo	$44,000	$93,000
City National Bank	-	165
Total	$44,000	$93,165

    In January 2006, the Company entered into an amended and restated unsecured revolving credit facility, with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility has a maximum principal amount of $275.0 million and bears interest at the Company’s option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of the Company’s senior unsecured notes or (ii) Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company’s subsidiaries. Based on the Company’s current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $137.5 million, a $35.0 million swing line facility for short term borrowings, a $20.0 million letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400.0 million. The facility expires January 17, 2009 with a one-year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending, unless a waiver has been granted allowing such action. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company’s ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The weighted average interest rate at September 30, 2006 and December 31, 2005, was 5.64% and 4.68%, respectively. The facility also provides collateral for $4.5 million in outstanding letters of credit.

    The Company also has a $5.0 million unsecured credit facility with City National Bank of Florida, of which there was no outstanding balance at September 30, 2006 and a balance of $165,000 at December 31, 2005. This facility also provides collateral for $1.4 million in outstanding letters of credit.

    As of September 30, 2006, the availability under the various credit facilities was approximately $230.1 million net of outstanding balances and letters of credit.

7.	Stockholders’ Equity and Earnings Per Share

On August 25, 2006, the Company’s Board of Directors approved a quarterly dividend of $0.30 per share, which was paid on September 30, 2006, to stockholders of record on September 15, 2006, aggregating $22.1 million.

On July 24, 2006, the Company’s Board of Directors increased the authorization of the Company’s previously announced common stock repurchase program from $50.0 million to $100.0 million. Future purchases of shares of common stock will be made in the open market or in privately negotiated transactions, at the discretion of the Company’s management and as market conditions warrant, through December 31, 2006. As of September 30, 2006, approximately 2,865,600 shares have been repurchased and retired at an average purchase price of $22.59 per share for aggregate consideration of $64.7 million.

The following table reflects the change in number of shares of common stock issued (retired) for the nine months ended September 30, 2006 (in thousands):

	Common Stock*	Options Exercised	Total
Board of Directors	4	11	15
Officers	197 **	189	386
Employees and other	22	14	36
Cumulative effect of a change in accounting principle ***	(518)	-	(518)
Company stock repurchase program	(2,865)	-	(2,865)
Dividend Reinvestment and Stock Purchase Plan	211	-	211
Total	(2,949)	214	(2,735)

* Effective January 1, 2006, the Company changed the method of accounting for restricted stock to comply with the provisions of FASB Statement No. 123(R). During the first nine months of 2006, the Company granted 231,916 shares of restricted stock which are subject to forfeiture and vest over periods from one to four years. Under FASB Statement No. 123(R), restricted stock with a requisite service period is not deemed to be issued until the shares vest and, accordingly, the above schedule includes 276,337 shares that vested during the current period.

**Is net of shares surrendered on the exercise of options.

***Represents the reversal of unvested restricted stock being reported at December 31, 2005 to comply with the provisions of FASB Statement 123(R).

The following table sets forth the computation of basic and diluted shares used in computing earnings per share for the three and nine months periods ended September 30, 2006 and 2005 (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Denominator for basic earnings per share - weighted average shares	73,152	74,087	74,207	73,592
Walden Woods Village, Ltd	94	94	94	94
Unvested restricted stock	417	566	420	591
Stock options (using treasury method)	230	397	223	360
Subtotal	741	1,057	737	1,045
Denominator for diluted earnings per share - weighted average shares	73,893	75,144	74,944	74,637

8.	Share-Based Compensation Plans

    As of September 30, 2006, we have options outstanding under four share-based compensations plans. The Equity One, Inc. 2000 Stock Option Plan authorized the grant of options, common stock and other share-based awards for up to 5.5 million shares of common stock, of which 1.4 million shares are available for issuance. The IRT Property Company 1998 Long Term Incentive Plan similarly authorized the grant of options, common stock and other share-based awards for up to 1,462,500 shares of common stock, of which 14,400 shares are available for issuance. The Equity One, Inc. 1995 Stock Option Plan authorized the grant of option awards for up to 1.0 million shares of common stock, all of which have been issued. The IRT Property Company 1989 Stock Option Plan authorized the grant of stock options and other share-based awards for up to 956,250 shares of common stock, of which no shares are available for issuance.

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

    The fair value of each option award during 2006 is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities, option life (years), dividend yields, employee exercises and employee terminations are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company measures compensation costs for restricted stock awards based on the fair value of the Company’s common stock at the date of the grant and charges to expense such amounts to earnings ratably over the vesting period.

    The following table provides a summary of option activity:

	Shares Under Option	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000’s)		(In years)	(000’s)
Outstanding at December 31, 2005	977	$16.00
Granted	1,243	24.50
Exercised	(214)	14.52
Forfeited or expired	-	-
Outstanding at September 30, 2006	2,006	$21.42	8.7	$5,111
Exercisable at September 30, 2006	337	$15.10	6.3	$2,993
Weighted average fair value of options granted during the nine months ended September 30, 2006		$3.79

    There were 1.2 million options granted during the nine months ended September 30, 2006, which have no intrinsic value. The total intrinsic value of options exercised during the nine months ended September 30, 2006, was $1.7 million. The total cash received from options exercised was $1.6 million.
The fair value of each option grant during 2006 was estimated on the grant date using a binomial option-pricing model with the following assumptions:

Dividend Yield	4.6% - 4.8%
Risk-free interest rate	4.5% - 4.8%
Expected option life (years)	10
Expected volatility	21.5%

    The options were granted with an exercise price equivalent to the current stock price on the grant date or the ten-day average price of the stock prior to the grant date.
The following table provides a summary of restricted stock activity:

	Unvested Shares (000's)	Weighted Average Price
Unvested at December 31, 2005	518	$18.72
Granted	232	23.94
Vested	(277)	18.23
Forfeited	(13	22.06
Unvested at September 30, 2006	460	21.55

    As of September 30, 2006, there was $14.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans. This cost is expected to be recognized over the next 3.06 years. The total vesting-date value of the shares that vested during the nine months ended September 30, 2006 was $6.6 million.

9.	Condensed Consolidating Financial Information

Most of the Company’s subsidiaries have guaranteed the Company’s unsecured senior notes and revolving credit facility. The guarantees are joint and several and full and unconditional (in thousands).

Condensed Balance Sheet	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
As of September 30, 2006
ASSETS
Properties, net	$356,586	$967,187	$488,144	$-	$1,811,917
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	68,288	30,414	85,922	-	184,624
Total	$1,053,183	$997,601	$574,066	$(628,309)	$1,996,541
LIABILITIES
Mortgage notes payable	$47,530	$100,834	$216,123	$-	$364,487
Unecured revolving credit facilities	44,000	-	-	-	44,000
Unsecured senior notes payable	590,479	-	-	-	590,479
Unamortized premium on notes payable	107	2,486	6,297	-	8,890
Other liabilities	30,834	28,044	11,248	-	70,126
Total liabilities	712,950	131,364	233,668	-	1,077,982
MINORITY INTERESTS	-	-	-	989	989
STOCKHOLDERS’ EQUITY	340,233	866,237	$340,398	(629,298)	917,570
Total	$1,053,183	$997,601	$574,066	$(628,309)	$1,996,541

Condensed Balance Sheet	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
As of December 31, 2005
ASSETS
Properties, net	$356,624	$1,085,261	$454,620	$-	$1,896,505
Investment in affiliates	628,317	-	-	(628,317)	-
Other assets	58,754	29,114	67,660	-	155,528
Total	$1,043,695	$1,114,375	$522,280	$(628,317)	$2,052,033

LIABILITIES
Mortgage notes payable	$48,738	$139,177	$259,010	$-	$446,925
Unsecured revolving credit facilities	93,165	-	-	-	93,165
Unsecured senior notes, net	465,404	-	-	-	465,404
Unamortized premium on notes payable	5,024	2,832	7,974	-	15,830
Other liabilities	23,365	24,086	9,104	-	56,555
Total liabilities	635,696	166,095	276,088	-	1,077,879
MINORITY INTEREST	-	-	-	1,425	1,425
STOCKHOLDERS’ EQUITY	407,999	948,280	246,192	(629,742)	972,729
Total	$1,043,695	$1,114,375	$522,280	$(628,317)	$2,052,033

Condensed Statement of Operations	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
For the three months ended September 30, 2006
REVENUE:
Minimum rents	$9,078	$20,490	$11,971	$-	$41,539
Expense recoveries	2,573	5,751	3,127	-	11,451
Termination fees	71	15	183	-	269
Percentage rent	38	182	68	-	288
Management and leasing services	-	745	-	-	745
Total revenue	11,760	27,183	15,349	-	54,292
EQUITY IN SUBSIDIARIES EARNINGS	20,423	-	-	(20,423)	-

COSTS AND EXPENSES:
Property operating	2,939	8,425	3,569	-	14,933
Services	-	610	-	-	610
Rental property depreciation and amortization	1,851	4,738	3,339	-	9,928
General and administrative	6,259	323	9	-	6,591
Total costs and expenses	11,049	14,096	6,917	-	32,062
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	21,134	13,087	8,432	(20,423)	22,230
OTHER INCOME AND EXPENSES:
Interest expense	(7,897)	(1,569)	(3,695)	-	(13,161)
Amortization of deferred financing fees	(331)	(20)	(32)	-	(383)
Investment income	771	36	23	-	830
Equity (loss) in income of unconsolidated joint ventures	-	(130)	-	-	(130)
Gain on extinguishment of debt	457	-	-	-	457
INCOME BEFORE MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	14,134	11,404	4,728	(20,423)	9,843
MINORITY INTEREST	-	(28)	-	-	(28)
INCOME BEFORE GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	14,134	11,376	4,728	(20,423)	9,815
GAIN ON SALE OF REAL ESTATE	-	396	-	-	396
INCOME FROM CONTINUING OPERATIONS	14,134	11,772	4,728	(20,423)	10,211
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	(14)	1,670	85	-	1,741
Gain on disposal of income-producing properties	-	-	2,168	-	2,168
Income from discontinued operations	(14)	1,670	2,253	-	3,909
NET INCOME	$14,120	$13,442	$6,981	$(20,423)	$14,120

Condensed Statement of Operations	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
For the nine months ended September 30, 2006
REVENUE:
Minimum rents	$27,110	$67,559	$36,721	$-	$131,390
Expense recoveries	7,790	20,958	10,537	-	39,285
Termination fees	168	555	227	-	950
Percentage rent	168	968	485	-	1,621
Management and leasing services	-	1,341	-	-	1,341
Total revenue	35,236	91,381	47,970	-	174,587
EQUITY IN SUBSIDIARIES EARNINGS ARNINGS	162,942	-	-	(162,942)	-
COSTS AND EXPENSES:
Property operating	8,506	28,715	11,468	-	48,689
Services	-	1,173	-	-	1,173
Lease termination	275	498	180	-	953
Rental property depreciation and amortization	5,576	15,918	10,458	-	31,952
General and administrative	14,969	879	24	-	15,872
Total costs and expenses	29,326	47,183	22,130	-	98,639
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	168,852	44,198	25,840	(162,942)	75,948
OTHER INCOME AND EXPENSES:
Interest expense	(23,400)	(5,388)	(12,217)	-	(41,005)
Amortization of deferred financing fees	(942)	(75)	(97)	-	(1,114)
Investment income	2,033	227	4,335	-	6,595
Equity in income of unconsolidated joint ventures	-	1,525	-	-	1,525
Gain (loss) on extinguishment of debt	457	(1,182)	(1,088)	-	(1,813)
Other income	389	-	-	-	389
INCOME BEFORE MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	147,389	39,305	16,773	(162,942)	40,525
MINORITY INTEREST	-	(178)	-	-	(178)
INCOME BEFORE GAIN ON SALE OF REAL ESTATE AND DISCONTINUED OPERATIONS	147,389	39,127	16,773	(162,942)	40,347
GAIN ON SALE OF REAL ESTATE	-	88,197	4,880	-	93,077
INCOME FROM CONTINUING OPERATIONS	147,389	127,324	21,653	(162,942)	133,424
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	(38)	5,658	504	-	6,124
Gain on disposal of income-producing properties	481	5,633	2,170	-	8,284
Income from discontinued operations	443	11,291	2,674	-	14,408

NET INCOME	$147,832	$138,615	$24,327	$(162,942)	$147,832

Condensed Statement of Operations	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
For the three months ended September 30, 2005
REVENUE:
Minimum rents	$8,858	$25,200	$11,109	$-	$45,167
Expense recoveries	2,410	6,824	2,984	-	12,218
Termination fees	198	345	281	-	824
Percentage rent	25	34	10	-	69
Management and leasing services	50	83	-	-	133
Total revenue	11,541	32,486	14,384	-	58,411
EQUITY IN SUBSIDIARIES EARNINGS	24,323	-	-	(24,323)	-
COSTS AND EXPENSES:
Property operating	2,653	9,873	3,042	-	15,568
Services	-	42	-	-	42
Rental property depreciation and amortization	1,801	5,805	2,547	-	10,153
General and administrative	4,052	178	2	-	4,232
Total costs and expenses	8,506	15,898	5,591	-	29,995
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	27,358	16,588	8,793	(24,323)	28,416
OTHER INCOME AND EXPENSES:
Interest expense	(6,844)	(2,157)	(4,804)	-	(13,805)
Amortization of deferred financing fees	(305)	(35)	(32)	-	(372)
Investment income	5,527	58	8	-	5,593
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	25,736	14,454	3,965	(24,323)	19,832
MINORITY INTEREST	(21)	(27)	-	-	(48)
INCOME FROM CONTINUING OPERATIONS	25,715	14,427	3,965	(24,323)	19,784
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	74	1,874	221	-	2,169
Gain on disposal of income-producing properties	2,252	3,836	-	-	6,088
Income from discontinued operations	2,326	5,710	221	-	8,257

NET INCOME	$28,041	$20,137	$4,186	$(24,323)	$28,041

Condensed Statement of Operations	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
For the nine months ended September 30, 2005
REVENUE:
Minimum rents	$26,650	$74,727	$32,855	$-	$134,232
Expense recoveries	7,270	20,865	9,303	-	37,438
Termination fees	2,584	389	341	-	3,314
Percentage rent	170	748	493	-	1,411
Management and leasing services	50	275	-	-	325
Total revenue	36,724	97,004	42,992	-	176,720
EQUITY IN SUBSIDIARIES EARNINGS	69,607	-	-	(69,607)	-
COSTS AND EXPENSES:
Property operating	7,499	28,975	9,111	-	45,585
Management and leasing services	-	138	-	-	138
Rental property depreciation and amortization	5,282	17,135	7,505	-	29,922
General and administrative	12,347	588	7	-	12,942
Total costs and expenses	25,128	46,836	16,623	-	88,587
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	81,203	50,168	26,369	(69,607)	88,133
OTHER INCOME AND EXPENSES:
Interest expense	(16,948)	(7,221)	(14,417)	-	(38,586)
Amortization of deferred financing fees	(884)	(109)	(127)	-	(1,120)
Investment income	7,153	345	18	-	7,516
Other income (expense)	-	(1)	-	-	(1)
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	70,524	43,182	11,843	(69,607)	55,942
MINORITY INTEREST	(62)	(82)	-	-	(144)
INCOME FROM CONTINUING OPERATIONS	70,462	43,100	11,843	(69,607)	55,798
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	646	6,324	746	-	7,716
Gain on disposal of income-producing properties	3,866	3,837	3,757	-	11,460
Income from discontinued operations	4,512	10,161	4,503	-	19,176

NET INCOME	$74,974	$53,261	$16,346	$(69,607)	$74,974

Condensed Statement of Cash Flows	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
For the nine months ended September 30, 2006
Net cash provided by operating activities	$2,894	$64,817	$22,970	$90,681
INVESTING ACTIVITIES:
Additions to and purchase of properties	(9,521)	(67,384)	(74,995)	(151,900)
Purchases of land held for development	-	(10,486)	(25,044)	(35,530)
Additions to construction in progress	(1,384)	(27,106)	(9,555)	(38,045)
Proceeds from disposal of properties	2,569	360,074	27,702	390,345
Increase in cash held in escrow	(6,288)	-	-	(6,288)
Proceeds from sale of securities	4,422	-	-	4,422
Cash used to purchase securities	(434)	-	(28,456)	(28,890)
Advances to joint venture-	-	(393)	-	(393)
Distributions from unconsolidated joint ventures	-	-	1,935	1,935
Proceeds from repayment of notes receivable	5,692	22	11	5,725
Additions to notes receivable	-	(18)	(15)	(33)
Increase in deferred leasing costs	(652)	(3,625)	(682)	(4,959)
Advances from (to) affiliates	144,237	(289,341)	145,104	-
Net cash (used in) provided by investing activities	138,641	(38,257)	36,005	136,389
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,208)	(26,382)	(58,975)	(86,565)
Net borrowings (repayments) under revolving credit facilities	(49,165)	-	-	(49,165)
Proceeds from senior debt offering	246,868	-	-	246,868
Repayment of senior debt	(125,000)	-	-	(125,000)
Increase in deferred financing costs	(2,015)		-	(2,015)
Proceeds from issuance of common stock	6,653	-	-	6,653
Stock issuance costs	(69)	-	-	(69)
Repurchases of common stock	(64,737)	-	-	(64,737)
Cash dividends paid to stockholders	(140,728)	-	-	(140,728)
Repayment of notes receivable from issuance of common stock	65	-	-	65
Distributions to minority interest	(29)	(178)	-	(207)
Net cash used in financing activities	(129,365)	(26,560)	(58,975)	(214,900)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,170	-	-	12,170
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	102	-	-	102
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$12,272	$-	$-	$12,272

Condensed Statement of Cash Flows	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
For the nine months ended September 30, 2005
Net cash provided by operating activities	$4,314	$70,834	$22,871	$98,019
INVESTING ACTIVITIES:
Additions to and purchase of properties	-	(15,674)	(12,000)	(27,674)
Purchases of land held for development	-	(13,041)	(15,000)	(28,041)
Additions to construction in progress	-	(7,021)	(7,507)	(14,528)
Proceeds from disposal of properties	15,482	12,682	15,860	44,024
Increase in cash held in escrow	(3,308)	-	-	(3,308)
Proceeds from sale of securities	34,888	-	-	34,888
Cash used to purchase securities	(24,963)	-	-	(24,963)
Proceeds from repayment of notes receivable	27	-	-	27
Additions to notes receivable	(4,215)	-	-	(4,215)
Increase in deferred leasing costs	(2,751)	(655)	(1,162)	(4,568)
Advances from (to) affiliates	5,799	(26,291)	20,492	-
Net cash provided by (used in) investing activities	20,959	(50,000)	683	(28,358)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,124)	(20,832)	(23,554)	(45,510)
Net repayments under revolving credit facilities	(108,000)	-	-	(108,000)
Proceeds from issuance of unsecured notes	118,606	-	-	118,606
Increase in deferred financing costs	(426)	-	-	(426)
Proceeds from issuance of common stock	25,394	-	-	25,394
Stock issuance costs	(164)	-	-	(164)
Repayment of notes receivable from Issuance of common stock	85	-	-	85
Cash dividends paid to stockholders	(64,684)	-	-	(64,684)
Distributions to minority interest	(82)	(2)	-	(84)
Net cash provided by (used in) financing activities	(30,395)	(20,834)	(23,554)	(74,783)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,122)	-	-	(5,122)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,122	-	-	5,122
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-

10. Commitments and Contingencies

As of September 30, 2006, the Company has pledged letters of credit totaling $7.0 million as additional security for certain financings and other activities.

The Company has committed to fund approximately $22.8 million, based on current plans and estimates, in order to complete pending development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities.

Certain of the Company’s properties are subject to a ground lease, which are accounted for as operating leases and have annual obligations of approximately $100,000.

Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2006, the Company had mortgage notes outstanding of approximately $364.5 million and the Texas joint venture in which the Company has an indirect interest had mortgage notes outstanding of approximately $312.2 million.

The Company is subject to litigation in the normal course of business. However, none of the litigation outstanding as of September 30, 2006, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

11.	Subsequent Events

In October 2006, the Company purchased an additional 180,900 shares of the Company’s common stock under the Share Repurchase Program for approximately $4.4 million with an average cost of $24.13 per share.

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

Critical Accounting Policies

Our 2005 Annual Report on Form 10-K contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, accounting for securities, impairment testing of goodwill and joint venture accounting. For the nine-month period ended September 30, 2006; there were no material changes to these policies.

Overview

The execution of our business strategy during the third quarter of 2006 resulted in:

•	An occupancy rate of 95.1% in the core shopping center portfolio at September 30, 2006 versus 93.7% at September 30, 2005.
•	An average rental rate increase of 6.1% to $11.52 per square foot on 114 lease renewals aggregating 380,667 square feet;
•	The execution of 82 new leases totaling 414,193 square feet at an average rental rate of $11.53 per square foot, representing a gain of 7.4% versus the $10.74 average rental rate for lost leases; and
•	The completion and leasing of $17.7 million of development and redevelopment projects with an incremental yield on cost of approximately 9.3%.

The execution of our business strategy during the first nine months of 2006 resulted in:

•	The acquisition of six supermarket-anchored shopping centers, eight other retail properties and a parcel of land held for future development for aggregate consideration of $198.3 million;
•	The completion and leasing of $35.8 million of development and redevelopment projects with an incremental yield on cost of approximately 9.7%;
•
Our sale of four income-producing properties for total consideration of $25.5 million and realized gains of $8.3 million, and the sale of three parcels of land for total consideration of $3.0 million and realized gains of $915,000;

•
Our sale of 29 Texas shopping centers and associated land parcels to EQYInvest Texas, LLC, on April 25, 2006 for aggregate consideration of $387.2 million and recorded total gains on the sale of $92.2 million;

•	Our repurchase of 2.9 million shares of our common stock for total consideration of $64.7 million at an average cost of $22.59 per share;
•
Our issuance of $125.0 million principal amount of 6.0% senior unsecured notes maturing in September 2016 and the issuance of $125.0 million principal amount of 6.25% senior unsecured notes maturing in January 2017; and

•	Our repayment of $50.0 million of senior unsecured notes and our prepayment of $75.0 million unsecured notes. Our prepayment or defeasance of $68.7 million of mortgage notes.

On April 25, 2006, we sold 29 Texas Properties to a joint venture in exchange for cash consideration and a 20% interest in the JV. We also entered into a management agreement pursuant to which we would continue to manage and lease the properties on behalf of the joint venture. As a result of our significant continuing involvement with these properties after the sale, the operating results, up to April 25, 2006, of the Texas properties are included in income from continuing operations for the current reporting periods, and not discontinued operations. After April 25, 2006, the results of operations of the Texas properties have not been consolidated, but have been accounted for under the equity method of accounting.

As of September 30, 2006, 14 Louisiana properties were held for sale and are being reported in discontinued operations for all periods presented.

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

The following summarizes items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in 2006 compared to 2005 (in thousands):

	Three Months Ended September 30,
	2006	2005	% Change
Total revenue	$54,292	$58,411	7.1%
Property operating expenses	$14,933	$15,568	4.1%
Services	$610	$42	1,352.4%
Rental property depreciation and amortization	$9,928	$10,153	2.2%
General and administrative expenses	$6,591	$4,232	55.7%
Interest expense	$13,161	$13,805	4.7%
Investment Income	$830	$5,593	85.2%
Equity in (loss) income from unconsolidated joint ventures	$(130)	-	N/A
Gain on extinguishment of debt	$457	-	N/A
Discontinued operations	$3,909	$8,257	52.7%

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

Total revenue decreased by $4.1 million, or 7.1%, to $54.3 million in 2006 from $58.4 million in 2005. The following factors accounted for this difference:

•
Same property revenue increased by approximately $1.1 million primarily due to higher leasing rates and occupancy at the shopping centers which increased minimum rents by $549,000, higher percentage rent of $186,000 and higher expense recovery revenue of $948,000, offset by a decrease in termination fees of $542,000;

•	Properties acquired during 2006 increased revenue by approximately $3.2 million;

•	The full period effect of properties acquired during 2005 increased revenue by approximately $400,000;

•	The sale of the Texas Properties decreased revenues by approximately $10.0 million;

•	Redevelopment activities at our properties decreased revenue by approximately $169,000;

•	Completed development properties increased revenue by $433,000; and

•	Property management and leasing services revenue increased by $689,000 as a result of providing property management and leasing services for the Texas Properties.

Property operating expenses decreased by $635,000, or 4.1%, to $14.9 million for 2006 from $15.5 million in 2005. The following factors contributed to this difference:

•	Same property operating expenses increased by approximately $1.2 million due to an increase in property maintenance and insurance expenses;

•	Properties acquired during 2006 increased operating expenses by $777,000;

•	The full period effect of properties acquired during 2005 increased operating expenses by $246,000;

•	The sale of the Texas Properties decreased property operating expenses by approximately $2.9 million;

•	Redevelopment activities at our properties decreased operating expenses by approximately $171,000; and

•	Completed development properties increased operating expenses by $121,000.

Services expenses were $610,000 for 2006 as a result of providing property management and leasing services for the Texas Properties.

Rental property depreciation and amortization decreased by $225,000, or 2.2%, to $9.9 million for 2006 from $10.1 million in 2005. The following factors contributed to this difference:

•	Same property depreciation and amortization increased by approximately $279,000 due to the amortization of tenant improvements and leasing commissions;

•	Properties acquired during 2006 increased depreciation and amortization by approximately $1.4 million;

•	The full period effect of properties acquired during 2005 increased depreciation and amortization by approximately $71,000;

•	The sale of the Texas Properties decreased depreciation and amortization by $2.0 million; and

•	Completed development properties increased depreciation and amortization by approximately $112,000.

General and administrative expenses increased by $2.4 million, or 55.7%, to $6.6 million for 2006 from $4.2 million in 2005. Included in this increase were $857,000 of compensation and employment-related expenses due to our executive management changes and $162,000 of additional staffing related to our growth, $59,000 in higher directors’ fees from adding two additional members to our Board of Directors, and a write-off of $1.1 million of abandoned transaction costs related to a corporate and other transactions that did not materialize.

Interest expense decreased by $644,000, or 4.7%, to $13.2 million for 2006 from $13.8 million in 2005. This difference was primarily due to:

•
An increase of $4.1 million attributable to the issuance in September 2005 of $120.0 million principal amount of 5.375% unsecured senior notes, the issuance in March 2006 of $125.0 million principal amount of 6.0% unsecured senior notes and the issuance in August 2006 of $125.0 million principal amount of 6.25% unsecured senior notes, which was partially offset by the decrease of $971,000 in interest on the repayment in March 2006 of the $50.0 million principal amount of 7.77% unsecured senior notes and the prepayment in August 2006 of the $75.0 million principal amount of 7.25% unsecured senior notes;

•	An increase of $208,000 in interest expense attributable to an increase in the variable interest rate on the $100.0 million notional principal swap of our unsecured notes;

•	A decrease of $1.7 million of interest attributable to a lower outstanding balance on our line of credit;

•	A decrease of $616,000 attributable to the repayment of certain mortgage notes;

•	A decrease of $857,000 attributable to the repayment of certain mortgage notes related to the Texas Properties; and

•	A decrease of $797,000 of interest expense related to an increase in capitalized interest attributable to the redevelopment and development activity.

Investment income decreased $4.8 million, or 85.2%, to $830,000 for 2006 from $5.6 million in 2005. The investment income for 2006 is primarily related to the interest earned on the cash held in escrow pending the acquisition of replacement properties. The investment income for 2005 primarily relates to the $5.2 million gain on sale of common stock of Cedar Shopping Centers, Inc.

Equity in loss of unconsolidated joint ventures was $130,000 for 2006 based on our pro rata share of the Texas joint venture’s operating loss.

Gain on extinguishment of debt related to the prepayment in August 2006, of the 7.25% $75.0 million senior notes due August 2007, realizing a $1.7 million benefit on the associated unamortized debt premium, offset by a make-whole payment of $1.2 million, resulting in a gain of approximately $457,000.

        For 2006, we sold a parcel of land and recognized a gain of $396,000.

We sold one income-producing property in the third quarter of 2006 and had 15 operating properties held for sale as of September 30, 2006 in which we do not expect to have continuing involvement. The associated operating results of $1.7 million for these properties are reflected as operations of income-producing properties sold or held for sale. The 2005 discontinued operations reflect a reclassification of operations for properties sold during 2005 and 2006 and the properties held for sale at September 30, 2006. We recognized a gain of $2.2 million in the third quarter of 2006 related to the disposal of the income-producing property and recognized a gain of $6.1 million in the third quarter of 2005 related to the income-producing properties disposed of in the third quarter of 2005.

As a result of the foregoing, net income decreased by $13.9 million, or 49.6%, to $14.1 million for 2006 from $28.0 million in 2005.

The following summarizes items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in 2006 compared to 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005	% Change
Total revenue	$174,587	$176,720	1.2%
Property operating expenses	$48,689	$45,585	6.8%
Services	$1,173	$138	750.0%
Rental property depreciation and amortization	$31,952	$29,922	6.8%
General and administrative expenses	$15,872	$12,942	22.6%
Interest expense	$41,005	$38,586	6.3%
Investment income	$6,595	$7,5l6	12.3%
Equity in income from unconsolidated ventures	$1,525	-	N/A
Loss on extinguishment of deb	$(1,813)	-	N/A
Gain on sale of real estate	$93,077	-	N/A
Discontinued operations	$14,408	$19,176	24.9%

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Total revenue decreased by $2.1 million, or 1.2%, to $174.6 million in 2006 from $176.7 million in 2005. The following factors contributed to this difference:

•
Same property revenue increased by approximately $5.3 million primarily due to higher leasing rates and occupancy at the shopping centers which increased revenue by $2.2 million and an increase in expense recovery revenue of $3.9 million, partially offset by lower termination fees of $1.1 million;

•	Properties acquired during 2006 increased revenue by approximately $7.6 million;

•	The full period effect of properties acquired during 2005 increased revenue by approximately $1.4 million;

•	The disposition of the Texas Properties decreased revenue by approximately $17.1 million;

•	Redevelopment activities at our properties decreased revenue by $1.8 million;

•	Completed development properties increased revenue by approximately $1.3 million; and

•	Property management and leasing services revenue increased by $1.0 million as a result of providing property management and leasing services for the Texas Properties.

Property operating expenses increased by $3.1 million, or 6.8%, to $48.7 million for 2006 from $45.6 million in 2005. The following factors contributed to this difference:

•	Same property operating expenses increased by approximately $4.5 million due to an increase in property maintenance, insurance and real estate tax expenses;

•	Properties acquired during 2006 increased operating expenses by approximately $1.9 million;

•	The full period effect of properties acquired during 2005 increased operating expenses by approximately $736,000;

•	The disposition of the Texas Properties decreased operating expenses by approximately $4.5 million;

•	Redevelopment activities at our properties increased operating expenses by $74,000; and

•	The completion of development properties increased property operating expenses by approximately $370,000.

Services expenses increased by $1.0 million as a result of providing property management and leasing services for the Texas Properties.

Rental property depreciation and amortization increased by approximately $2.0 million, or 6.8%, to $32.0 million for 2006 from $30.0 million in 2005. The following factors contributed to this difference:

•	Same property depreciation and amortization increased by approximately $943,000 due to the amortization of tenant improvements and leasing commission amortization;

•	Properties acquired during 2006 increased depreciation and amortization by approximately $3.9 million;

•	The full period effect of properties acquired during 2005 increased depreciation and amortization by approximately $241,000;

•	The sale of the Texas Properties decreased rental property depreciation and amortization by approximately $3.2 million; and

•	Completed development properties increased depreciation and amortization by approximately $231,000.

General and administrative expenses increased by $2.9 million, or 22.6%, to $15.8 million for 2006 from $12.9 million in 2005. Included in this increase were $857,000 of compensation and employment-related expenses due to our executive management changes and $116,000 additional staffing related to our growth, $369,000 in higher fees paid to our non-employee members of the board of directors, $271,000 in travel and entertainment expenses, $111,000 of depreciation related to additional furniture and fixture purchases, and a write-off of $1.1 million of abandoned transaction costs related to a corporate transaction that did not materialize.

Interest expense increased by $2.4 million, or 6.3% to $41.0 million for 2006 from $38.6 million in 2005. This difference was primarily due to:

•
An increase of $11.2 million attributable to the issuance in September 2005 of $120.0 million principal amount of 5.375% unsecured senior notes, the issuance in March 2006 of $125.0 million principal amount of 6.0% unsecured senior notes and the issuance in August 2006 of $125.0 million principal amount of 6.25% unsecured senior notes, all of which was partially offset by the decrease of $2.5 million in interest on the repayment in March 2006 of the $50.0 million principal amount of 7.77% unsecured senior notes and the prepayment in August 2006 of the $75.0 million principal amount of 7.25% unsecured senior notes;

•	An increase of $1.1 million in interest expense attributable to an increase in the variable interest rate on the $100.0 million notional principal swap of our unsecured notes;

•	A decrease of $2.0 million attributable to a lower outstanding balance on our line of credit;

•	A decrease of $1.5 million attributable to the repayment of certain mortgage notes;

•	A decrease of $1.9 million attributable to the repayment of certain mortgage notes related to the Texas Properties; and

•	A decrease of $2.1 million of interest expense related to an increase in capitalized interest attributable to development and redevelopment activity.

Investment income for 2006 primarily relates to interest earned on the funds held in escrow pending the acquisition of replacement properties and $4.3 million of divided income related to the $1.20 dividend per ordinary share declared by DIM in March 2006. The 2005 investment income primarily relates to the gain of $5.2 million on the sale of common stock of Cedar Shopping Centers.

Equity in income of unconsolidated joint ventures was $1.5 million for 2006. This income is primarily due to Parcel F LLC selling its land parcel and our pro rata share of the gain of $1.6 million and our pro rata share of the Texas joint venture’s operating loss of $130,000 for the period April 26, 2006 (inception) through September 30, 2006.

Loss on extinguishment of debt was $1.8 million for 2006. This loss is primarily attributable to the repayment of the debt associated with the Texas Properties in connection with the Texas joint venture transaction, in which the cost incurred to retire the debt was in excess of the carrying value of $2.0 million, and it also included the retirement of certain other mortgage debt, incurring costs in excess of the carrying value of $300,000, was offset by the repayment of the $75.0 million unsecured senior note that resulted in a $1.7 million benefit on the associated unamortized debt premium, less a make-whole payment of $1.2 million.

    Other income increased by $389,000 due to a legal settlement in 2006.

    Gain on sale of real estate was $93.1 million in 2006. The gain is primarily attributable to the sale of the Texas Properties in connection with the Texas joint venture transaction of $92.2 million and the individual sale of three parcels of land resulting in a gain of $915,000.

    We sold four income-producing properties in the nine months period ended September 30, 2006 and had 15 operating properties held for sale as of September 30, 2006, in which we do not expect to have continuing involvement. The associated operating results of $6.1 million for these properties are reflected as operations of income-producing properties sold or held for sale. The 2005 discontinued operations reflect a reclassification of operations for properties sold during 2005 and 2006 and properties held for sale at September 30, 2006. We recognized a gain of $8.3 million in the nine-month period ended September 30, 2006 related to the disposal of these income-producing properties and recognized a gain of $11.5 million for the nine months ended September 30, 2005 related to the income-producing properties disposed of during 2005.

         As a result of the foregoing, net income increased by $72.9 million, or 97.2%, to $147.8 million for 2006 from $74.9 million in 2005.

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

The following table illustrates the calculation of FFO for the three and nine months periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$14,120	$28,041	$147,832	$74,974
Adjustments:
Rental property depreciation and amortization, including discontinued operations	10,629	10,924	34,161	32,308
Gain on disposal of depreciable real property	-	(6,088)	(93,196)	(11,460)
Pro rata share of real estate depreciation from unconsolidated joint venture	736	-	1,244	-
Minority interest	28	27	178	82
Funds from operations	$25,513	$32,904	$90,219	$95,904

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Earnings per diluted share*	$0.19	$0.37	$1.97	$1.00
Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.15	0.15	0.45	0.43
Gain on disposal of depreciable real estate	-	(0.08)	(1.24)	(0.15)
Pro rata share of real estate depreciation from unconsolidated joint venture	0.01	-	0.02	-
Funds from operations per diluted share	$0.35	$0.44	$1.20	$1.28

* Earnings per diluted share reflect the add-back of the minority interest(s) which are convertible to shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had approximately $12.3 million of available cash and cash equivalents and $6.3 million of cash held in escrow. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet any immediate liquidity needs. We also have approximately $230.1 million available that can be drawn under our unsecured revolving credit facilities.

    The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2006	2005	Increase (Decrease)
Net cash provided by operating activities	$90,681	$98,019	$(7,338)
Net cash provided by (used in) investing activities	136,389	(28,358	164,747
Net cash (used in) financing activities	$(214,900)	$(74,783)	$(140,117)

    Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends. In addition, over the past year, we have raised funds through the issuance of debt securities, the sale of the 29 Texas properties and the sale of selected individual properties.

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

    Cash provided by investing activities is usually from the sale of properties. For the nine months ended September 30, 2006, the source of funds was primarily from the proceeds of the disposition of our Texas properties. Cash used in investing activities is to fund acquisitions, development and redevelopment costs, recurring and nonrecurring capital expenditures and leasing expenses. We invest in development projects that enable us to take advantage of our development, leasing and property management skills and invest in existing properties that meet our investment criteria.

    Cash used in financing activities is primarily for the repayment of indebtedness and payment of our dividend. For the nine months ended September 30, 2006, we also repurchased $64.7 million of our common stock. Cash provided by financing activities is primarily from the issuance of debt and equity securities. For the nine months ended September 30, 2006, we issued $250.0 million of senior unsecured notes and repaid $125.0 million of senior unsecured notes.

The following table sets forth certain information regarding future contractual obligations, excluding interest, as of September 30, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year (2)	1-3 years	3-5 years	More than 5 years
Mortgage notes payable:
Scheduled amortization	$98,570	$2,294	$19,378	$25,969	$50,929
Balloon payments	265,917	-	31,338	180,953	53,626
Total mortgage obligations	364,487	2,294	50,716	206,922	104,555
Unsecured revolving credit facilities	44,000	-	44,000	-	-
Letters of credit	7,017	7,017	-	-	-
Unsecured senior notes(1)	595,000	-	200,000	-	395,000
Capital leases	-	-	-	-	-
Operating leases	484	87	228	89	80
Development and redevelopment	22,841	4,805	18,036	-	-
Total contractual obligations	$1,033,829	$14,203	$312,980	$207,011	$499,635

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

Off-Balance Sheet Arrangements

We have pledged letters of credit totaling $7.0 million as additional security for certain financings and other activities.

We have committed to fund approximately $22.8 million, based on current plans and estimates, in order to complete pending development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities.

Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $100,000.

Under certain of the joint venture and our non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2006, we had mortgage notes outstanding of approximately $364.4 million and the joint venture in which we have an indirect interest had mortgage notes outstanding of approximately $312.2 million, of which our exposure is limited by the subsidiary’s capitalization of $3.0 million. Our proportionate share of the joint venture’s loans was $62.4 million.

Developments and Redevelopments

As of September 30, 2006, we had various development and redevelopment projects underway or in the planning stage totaling approximately $122.2 million of asset value, which based on current plans and estimates, are expected to require $22.8 million of additional capital to complete beyond the $99.3 million already invested. These include:

•	Two Publix supermarket-anchored shopping centers in McDonough, Georgia and Huntsville, Alabama, which are substantially complete with the remaining space undergoing lease-up;

•
Belfair Towne Village in Bluffton, South Carolina where we added 41,250 square feet to the existing center including a 33,000 square foot Steinmart which opened in October 2006 and are currently leasing the remaining 8,250 square feet of space;

•	St. Lucie West Plaza, adjacent to our Cashmere Corners property in Port St. Lucie, Florida, where we added 19,361 square feet of retail shops and are currently leasing the balance of the space;

•	Bluebonnet Village in Baton Rouge, Louisiana, where we added 10,750 square feet of retail space to the existing center and are currently leasing the balance of the space;

•	South Beach in Jacksonville Beach, Florida, where we completed a partial redevelopment and released the former Food Lion space to Bed Bath & Beyond;

•	Brookside Plaza in Enfield, Connecticut, where we are doing a partial redevelopment of the center and released the former Marshall’s space to Bed Bath & Beyond;

•	Chestnut Square in Brevard, North Carolina, where we are reconfiguring the existing center and adding a Walgreen’s; and

•	Hunters Creek in Orlando, Florida, where we reconfigured the former Winn Dixie space into an Office Depot and a Lifestyle Fitness.

These developments and redevelopments are scheduled for completion beginning in the fourth quarter of 2006. During the nine months ended September 30, 2006, we completed and leased a total of $35.8 million of development and redevelopment projects resulting in incremental net operating income of approximately $3.5 million on an annualized basis.

Equity

For the nine months ended September 30, 2006, we issued 211,070 shares of our common stock at prices ranging from $22.92 to $24.01 per share pursuant to our Dividend Reinvestment and Stock Purchase Plan. As of September 30, 2006, we have 5.4 million shares remaining for sale under that plan. Effective March 1, 2006, issuances of stock under the plan were suspended.

On August 25, 2006, our Board of Directors approved a quarterly dividend of $0.30 per share, which was paid on September 30, 2006 to stockholders of record on September 15, 2006 of approximately $22.1 million.

On July 24, 2006, our Board of Directors increased the authorization of our previously announced common stock repurchase program from $50.0 million to $100.0 million through the period ending December 31, 2006. The program authorizes us to repurchase our outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. As of September 30, 2006, approximately 2.9 million shares have been repurchased and retired at an average purchase price of $22.59 per share for aggregate consideration of $64.7 million.

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

Our financial results are affected by general economic conditions in the markets in which our properties are located. An economic recession or other adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants. The properties are typically anchored by supermarkets, drug stores and other consumer necessity and service retailers which typically offer day-to-day necessities rather than luxury items. These types of tenants, in our experience, generally maintain more consistent sales performance during periods of adverse economic conditions.

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

    As of September 30, 2006, we had approximately $144.0 million of outstanding floating rate debt, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2006, in relation to our $1.0 billion of outstanding debt, $2.0 billion of total assets and $1.7 billion total equity market capitalization as of that date.

    If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.4 million. If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.4 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $144.0 million (including the $100.0 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of September 30, 2006.

The fair value of our fixed rate debt is $875.6 million, which includes the mortgage notes and fixed rate portion of the senior unsecured notes payable (excluding the unamortized premium). If interest rates increase by 1%, the fair value of our total fixed rate debt would decease by approximately $62.3 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $35.2 million. This assumes that our total outstanding fixed rate debt remains at $859.5 million, the balance as of September 30, 2006.

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

    We are exposed to credit risk in the event of non-performance by the counter-parties to the hedge agreements. We believe that we mitigate our credit risk by entering into these agreements with major financial institutions. Net interest differentials to be paid or received under a swap contract and/or collar agreement are included in interest expense as incurred or earned.

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

    The Company entered into an aggregate notional amount of $75.0 million of treasury locks which were terminated in connection with the issuance of the 6.25% $125 million of unsecured senior notes in August 2006. There was no realized gain or loss on the termination of these treasury locks.

    During 2004, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $6.0 million as of September 30, 2006. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375% and matures April 15, 2009.

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

Other Market Risks

    As of September 30, 2006, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Items 2(a) and (b) are not applicable.

    (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

    During the quarter ended September 30, 2006, the Company made the following purchases of its common stock:

ISSUER PURCHASES OF EQUITY SECURITIES

Period (2006)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31		$-	-	-
August 1-31	88,200	23.81	88,200	47,901,351
September 1-30	524,500	24.10	524,500	35,261,722
Total	612,700	24.06	612,700	$35,261,722

     In July 2006, the Board increased the Share Repurchase Program to $100.0 million. Future purchases of shares of common stock will be made in the open market or in privately negotiated transactions, at the discretion of the Company's management and as market conditions warrant, during the period commencing August 4, 2006 through December 31, 2006.

In October 2006, the Company purchased an additional 180,900 shares of the Company’s common stock under the Share Repurchase Program for approximately $4.4 million with an average cost of $24.13.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

    None On August 7, 2006, we announced that Mr. Jeffrey S. Olson would join our company and serve as our next Chief Executive Officer and President. We also announced that Mr. Olson would become a member of our Board of Directors. In connection with that announcement, we disclosed that Chaim Katzman, our current Chairman of the Board of Directors and Chief Executive Officer, would continue to serve as Chief Executive Officer until March 31, 2007 and would also continue to serve as Chairman. We also announced that Doron Valero, a Director and our then-current President and Chief Operating Officer, had given notice that he did not intend to renew his employment agreement which expires on December 31, 2006 but would continue to be employed through year-end to facilitate the management transition.

    On August 31, 2006, in a Current Report on Form 8-K, we announced the execution of an amended and restated employment agreement with Mr. Olson. A copy of Mr. Olson’s employment agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2, and the terms thereof are incorporated herein by reference thereto.

On October 17, 2006, we announced that Mr. Gregory Andrews will join our company and will serve as our next Chief Financial Officer. We also announced that our employment agreement with Howard M. Sipzner, our current Executive Vice President and Chief Financial Officer, would not be renewed upon its expiration on January 1, 2007, but that he would continue to be employed through year-end to facilitate the management transition. Mr. Andrew’s employment agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.3, and the terms thereof are incorporated herein by reference thereto.

On October 20, 2006, in a Current Report on Form 8-K, we announced the execution of a chairman compensation agreement with Mr. Katzman, memorializing the terms under which he would serve as our Chairman of the Board of Directors. A copy of Mr. Katzman’s chairman compensation agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1, and the terms thereof are incorporated herein by reference thereto.

On November 6, 2006, we announced that on November 3, 2006 Mr. Olson had been elected to our Board of Directors and was appointed by the Board to serve as our President. Mr. Olson will also serve on the executive committee of the Board.

On November 6, 2006, we also announced that Jeffrey Stauffer had joined our company as our Chief Operating Officer. Mr. Stauffer, 45, joins us from Pan Pacific Retail Properties, Inc. where he served as Chief Operating Officer for the past eight years and held various senior management positions since joining the company in 1990. The initial term of Mr. Stauffer’s employment agreement with us commenced on November 6, 2006, ends on December 31, 2010 and will automatically renew for successive one-year periods unless either party gives the other written notice at least six months before the expiration of the applicable term. During the employment period, Mr. Stauffer will receive an annual base salary of not less than $350,000 and an annual cash bonus based upon the achievement of certain performance levels established by the Company’s Compensation Committee, including growth of earnings, funds from operations per share of Company stock, earnings per share of Company stock and the executive’s performance and contribution to increasing the funds from operations; provided however, that in no event will the annual bonus be less than $175,000 (with a prorated amount for the 2006 calendar year).

In connection with the employment agreement, on November 6, 2006, we granted Mr. Stauffer:

•	40,000 shares of restricted stock, which shares vest pro rata over a four year period commencing on December 31, 2007; and

•	options to purchase 400,000 shares of the Company’s common stock with an exercise price equal to $25.40 and which vest pro rata over a four-year period commencing on December 31, 2007.

In addition, at the discretion of the Compensation Committee, Mr. Stauffer will be entitled to additional annual incentive compensation over the employment period. Any such annual incentive award shall vest pro rata over a four-year period commencing on the first anniversary of the grant date.

    Pursuant to the employment agreement, Mr. Stauffer is eligible to receive an additional cash bonus within 45 days of December 31, 2010 (or such shorter time as provided in the employment agreement) in an amount up to $3 million if the total shareholder return to our stockholders for the period commencing on November 6, 2006 and ending December 31, 2010 (or such shorter time as provided in the employment agreement): (a) exceeds the average total shareholder return of a group of peer companies by certain predetermined amounts and (b) equals or exceeds a certain predetermined amount.

    The employment agreement provides that Mr. Stauffer will be entitled to other customary fringe benefits and shall be reimbursed for all reasonable moving costs and expenses associated with his relocation to South Florida in an amount not to exceed $40,000.

    If Mr. Stauffer’s employment is terminated due to death or disability other than following a “change of control” (as defined in the employment agreement), Mr. Stauffer or his estate will be entitled to receive, in addition to accrued base salary, bonus and vacation pay, a lump-sum payment as soon as practicable following the termination date equal to (a) either (i) his base salary and his average annual bonus, if any, for the three most recently completed fiscal years or (ii) if less, his base salary payable for the balance of the employment period plus a pro rata portion of his average bonus, if any, for the three most recently completed fiscal years, plus (b) the cash incentive payment, if any earned. In addition, all stock options and shares of restricted stock which were to vest based on the passage of time shall fully vest as of the date of such termination.

    If Mr. Stauffer’s employment is terminated (a) by us “without Cause,” (b) by Mr. Stauffer for “good reason” or (c) by Mr. Stauffer’s resignation, death or disability following a “change in control” (as such terms are defined in the employment agreement), Mr. Stauffer will receive, in addition to accrued base salary, bonus and vacation pay, a lump-sum payment equal to (i) two times (three times if following a “change of control”) the sum of his then-current base salary plus his average bonus, if any, for the three most recently completed fiscal years plus (ii) the cash incentive payment, if any earned. In addition, following any such termination, all options and restricted stock that were to vest based on the passage of time shall fully vest as of the date of termination. If, in the case of resignation, death or disability (as defined in the employment agreement) following a “change of control,” the termination precedes the otherwise applicable end-date for a performance period for stock options or restricted stock granted to Mr. Stauffer, a percentage of such stock options or restricted stock shall vest as of the date of termination equal to the period of time that has elapsed since the date of award of such stock options or restricted stock compared to the total time during the performance period stated in the award of such stock options or restricted stock.

    In addition, if Mr. Stauffer’s employment terminates for any reason other than “cause” (as defined in the employment agreement) after the end of any fiscal year for which an annual bonus is required under the employment agreement or for which objective performance criteria have been established, then Mr. Stauffer will be entitled to receive that bonus even if his termination preceded the payment date for such bonus.

    If any amounts and benefits paid to Mr. Stauffer are deemed to be “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and subject to the excise tax under Section 4999 of the Internal Revenue Code, such payments will be “grossed up” to make Mr. Stauffer whole for the impact of such excise tax.

    Mr. Stauffer has also agreed to refrain from certain activities for one year following specified termination events under the employment agreement, including direct competition with our business and the solicitation of our employees.

    Other than as described in this Form 10-Q, there are no arrangements or understandings between Mr. Stauffer and any other person pursuant to which Mr. Stauffer was selected as an officer of our company, other than our compensation arrangements and plans for executive officers and our other policies and procedures which are generally applicable to executive officers. In addition, since the beginning of our last fiscal year, neither we nor our subsidiaries has engaged in any transactions, and there are no proposed transactions, or series of similar transactions, in which Mr. Stauffer had a direct or indirect material interest. The foregoing description of Mr. Stauffer’s employment agreement is qualified in its entirety by Mr. Stauffer’s employment agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.4 and is incorporated herein by reference thereto.

The appointments of Mr. Olson and Mr. Stauffer followed the resignation of Mr. Valero on November 3, 2006 from his positions as a Director, President and Chief Operating Officer. Mr. Valero will remain employed by us until December 31, 2006. In connection with his resignation, Mr. Valero’s existing employment agreement was amended to provide that, following his resignation as President and Chief Operating Officer, he would continue to serve as an operations advisor until the end of the term thereof. In addition, the amendment clarified that his outstanding incentive awards would vest upon the expiration of his agreement. The foregoing description of the amendment to Mr. Valero’s employment agreement is qualified in its entirety by the amendment to Mr. Valero’s employment agreement which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.5 and is incorporated herein by reference thereto.

Finally, on November 3, 2006, we also entered into a consulting agreement with Mr. Valero, which has an effective date of January 1, 2007 and pursuant to which he will continue to provide consulting services to us for the next two years. Under the agreement we have agreed to pay him $1.75 million over the term of that agreement, payable in semi-annual payments commencing on its effective date. The foregoing description of Mr. Valero’s consulting agreement is qualified in its entirety by Mr. Valero’s consulting agreement which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.6 and is incorporated herein by reference thereto.

ITEM 6.  EXHIBITS

(a) Exhibits:

 4.1      Supplemental Indenture No. 10 dated as of August 18, 2006 among Equity One, Inc., the guanranters named thereinand Sun Trust Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 18, 2006.

10.1                    Chairman Compensation Agreement dated October 17, 2006 between Equity One, Inc., and Chaim Katzman.

10.2    First Amended and Restated Employment Agreement dated August 28, 2006 between Equity One, Inc., and Jeffrey Olson.

10.3    Employment Agreement dated October 16, 2006 between Equity One, Inc., and Gregory R. Andrews.

10.4    Employment Agreement dated November 6, 2006 between Equity One, Inc., and Jeffrey S. Stauffer.

10.5    Second Amendment to Amended and Restated Employment Agreement dated November 3, 2006 between Equity  One, Inc., and Doron Valero.

10.6    Consulting Agreement dated November 3, 2006 between Equity One, Inc., and Doron Valero.

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

Date: November 9, 2006               EQUITY ONE, INC.

    /s/ HOWARD M. SIPZNER

    Howard M. Sipzner
    Executive Vice President and Chief Financial Officer
    (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibits Description

   4.1       Supplemental Indenture No. 10 dated as of August 18, 2006 among Equity One, Inc., the guarantors named therein and Sun Trust   Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 18, 2006).

 10.1  Chairman Compensation Agreement dated October 17, 2006 between Equity One, Inc., and Chaim Katzman.

 10.2        First Amended and Restated Employment Agreement dated August 28, 2006 between Equity One, Inc., and Jeffrey Olson.

10.3         Employment Agreement dated October 16, 2006 between Equity One, Inc., and Gregory R. Andrews.

10.4  Employment Agreement dated November 6, 2006 between Equity One, Inc., and Jeffrey S. Stauffer.

10.5  Second Amendment to Amended and Restated Employment Agreement dated November 3, 2006 between Equity One, Inc., and Doron Valero.

10.6  Consulting Agreement dated November 3, 2006 between Equity One, Inc., and Doron Valero.

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