Form 10-K
period 2006-12-31
EQUITY ONE, INC.
filed 2007-03-05
CIK 1042810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
• ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
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
————————————
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 Par Value	New York Stock Exchange
(Title of each class)	(Name of exchange on which registered)
None ————————————
Securities registered pursuant to Section 12(g) of the Act:
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

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

As of June 30, 2006, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $759,339,672 based upon the last reported sale price of $20.90 per share on the New York Stock Exchange on such date.

As of February 26, 2007, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 73,711,503.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

EQUITY ONE, INC.

TABLE OF CONTENTS

   PART I

ITEM 1. BUSINESS

The Company

We are a real estate investment trust, or REIT, that principally owns, manages, acquires and develops neighborhood and community shopping centers. As of December 31, 2006, our property portfolio consisted of 179 properties, including 166 shopping centers comprising approximately 17.9 million square feet of gross leasable area, or GLA, six development parcels and seven non-retail properties. As of December 31, 2006, the portfolio was 92.1% leased and included national and regional supermarkets tenants such as Publix, Supervalu, Kroger, BI-LO and Winn-Dixie and other national retailers such as Bed Bath & Beyond, Best Buy, CVS/pharmacy, Home Depot, Kmart, Marshall’s, TJ Maxx, Walgreens and Wal-Mart.

We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995. We maintain our principal executive and management office at 1600 N.E. Miami Gardens Drive, North Miami Beach, Florida 33179.

In this annual report, unless stated otherwise or unless the content requires otherwise, references to “we,” “us” or “our” mean Equity One, Inc. and our consolidated subsidiaries.

Strategy and Philosophy

Our principal business objective has been and will continue to be to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets. Our strategies for reaching this objective include:

•
Operating Strategy: Maximizing the internal growth of revenue from our shopping centers by leasing and re-leasing those properties to a diverse group of creditworthy tenants at higher rental rates and redeveloping those properties to make them more attractive to tenants or to permit additional or better uses;

•	Investment Strategy: Using capital wisely to renovate or redevelop our properties and to acquire and develop additional shopping centers where expected returns meet or exceed our standards; and

•
Capital Strategy: Financing our capital requirements with internally generated funds, proceeds from selling properties that do not meet our investment criteria and access to debt and equity capital markets.

Operating Strategy. Our core operating strategy is to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants. Many of our properties are located in some of the most densely populated and highest growth areas of the country, including the metropolitan areas around Miami, Ft. Lauderdale, West Palm Beach, Tampa, Jacksonville and Orlando, Florida, Atlanta, Georgia, and Boston, Massachusetts. Strong trade-area demographics help our tenants generate high sales, which has enabled us to maintain high occupancy rates and increase rental rates.

In order to effectively achieve our operating strategy, we seek to:

•	actively manage and maintain the high standards and physical appearance of our assets while maintaining competitive tenant occupancy costs;

•	maintain a diverse tenant base in order to limit exposure to any one tenant’s financial condition;

•	develop strong, mutually beneficial relationships with creditworthy tenants, particularly our anchor tenants, by consistently meeting or exceeding their expectations; and

•	increase rental rates upon the renewal of expiring leases or as we lease space to new tenants while minimizing vacancy and down-time.

•
As part of the active management of our properties, we evaluate renovation or redevelopment opportunities that will make them more attractive for leasing or re-leasing to tenants, take advantage of under-utilized land or existing square footage or re-configure properties for better uses.

Investment Strategy. Our investment strategy is to deploy capital in projects that are expected to generate returns that exceed our cost of capital. Our investments primarily fall into one of the following three categories:

•	re-developing, renovating, expanding, reconfiguring and/or re-tenanting our existing properties;

•	selectively acquiring shopping centers which will benefit from our active management and leasing strategies; and

•	selectively developing new shopping centers to meet the needs of expanding retailers.

In the past, we have also made investments in the securities of other companies, whose assets or markets are consistent with our investment strategy. These investment decisions are made in the same manner as other investments by us and are subject to the gross income and asset tests necessary to maintain our REIT qualification.

In evaluating potential redevelopment, acquisition and development opportunities, we also consider such factors as:

•	the expected returns in relation to our cost of capital, as well as the anticipated risk we will face in achieving the expected returns;

•	the current and projected cash flow of the property and the potential to increase that cash flow;

•	the tenant mix at the property, tenant sales performance and the creditworthiness of those tenants;

•	economic, demographic, regulatory and zoning conditions in the property’s local and regional market;

•
competitive conditions in the vicinity of the property, including competition for tenants and the potential that others may create competing properties through redevelopment, new construction or renovation;

•	the level and success of our existing investments in the relevant market;

•	the current market value of the land, buildings and other improvements and the potential for increasing those market values;

•	the physical configuration of the property, its visibility, ease of entry and exit, and availability of parking; and

•	the physical condition of the land, buildings and other improvements, including the structural and environmental conditions.

Capital Strategy. We intend to grow and expand our business by using cash flows from operations, by borrowing under our existing credit facilities or, if appropriate market conditions exist, by accessing the capital markets to issue equity, debt or a combination thereof. Our capital strategy is to maintain a strong balance sheet and sufficient flexibility to fund our operating and investment activities in a cost-efficient way. Our strategy includes:

•	maintaining a prudent level of overall leverage and an appropriate pool of unencumbered properties that is sufficient to support our unsecured borrowings;

•	managing our exposure to variable-rate debt;

•	taking advantage of market opportunities to refinance existing debt, reduce interest costs and manage our debt maturity schedule; or

•	using joint venture arrangements to access less expensive capital, mitigate capital risk, or to capitalize on the expertise of local real estate partners.

•
While we generally hold our properties for investment and for the production of rental income, we also recycle our capital. Over time, when our assets no longer meet our investment criteria, asset type or geographic focus, we may sell or otherwise dispose of those assets. By identifying these opportunities, we are able to recycle our capital and reinvest the proceeds in more attractive properties or markets.

Change in Policies. Our board of directors establishes the policies that govern our operating, investment and capital strategies, including, among others, the development and acquisition of shopping centers, tenant and market focus, debt and equity financing policies, quarterly distributions to our stockholders and the REIT status. The board may amend these policies at any time, without a vote of our stockholders.

REIT Status

We elected to be taxed as a real estate investment trust for federal income tax purposes beginning with our taxable year ended December 31, 1995. As a REIT, we are generally not subject to federal income tax on REIT taxable income that we distribute to our stockholders. Under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% of REIT taxable income (excluding net capital gains) each year. We will be subject to federal income tax on our taxable income (including any applicable alternative minimum tax) at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100% of REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed REIT taxable income.

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. The sales of certain land parcels, our investment in DIM Vastgoed N.V. and certain other real estate and other activities are being conducted through our TRS entities. Our current TRS activities are limited and they have not incurred any significant income taxes to date.

Governmental Regulations Affecting Our Properties

We and our properties are subject to a variety of federal, state and local environmental, health, safety and similar laws, including:

•	the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, which we refer to as CERCLA;

•	the Resource Conservation & Recovery Act;

•	the Federal Clean Water Act;

•	the Federal Clean Air Act;

•	the Toxic Substances Control Act;

•	the Occupational Safety & Health Act; and

•	the Americans with Disabilities Act.

Environmental Regulations. The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Under certain environmental laws, principally CERCLA, we, as the owner or operator of properties currently or previously owned, may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. We may also be held liable to a federal, state or local governmental entity or third parties for property damage, injuries resulting from the contamination and for investigation and clean up costs incurred in connection with the contamination, whether or not we knew of, or were responsible for, the contamination. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral. We have several properties that will require or are currently undergoing varying levels of environmental remediation as a result of contamination from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners.

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

Although we believe that we are in substantial compliance with existing regulations, including environmental and ADA regulations, we cannot predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future. Other than as part of our development or redevelopment projects, we have no current plans for substantial capital expenditures with respect to compliance with environmental, health, safety and similar laws, and we carry environmental insurance which covers a number of environmental risks for most of our properties.

Competition

There are numerous commercial developers, real estate companies, REITs and other owners of real estate in the areas in which our properties are located that compete with us with respect to the leasing of our properties and in seeking land for development or properties for acquisition. Some of these competitors have substantially greater resources than we have, although we do not believe that any single competitor or group of competitors in any of the primary markets where our properties are located are dominant in that market. This level of competition may reduce the number of properties available for development or acquisition, increase the cost of development or acquisition or interfere with our ability to attract and retain tenants.

All of our existing properties are located in developed areas that include other shopping centers and other retail properties. The number of retail properties in a particular area could materially adversely affect our ability to lease vacant space and maintain the rents charged at our existing properties. We believe that the principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. Our retail tenants also face competition from other retailers, outlet stores and discount shopping clubs. This competition could contribute to lease defaults and insolvency of our tenants.

Employees

At December 31, 2006, we had 217 full-time employees. Our employees are not represented by any collective bargaining group, and we consider our relations with our employees to be good.

Available Information

The internet address of our website is www.equityone.net. In the Investor Relations section of our website you can obtain, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our Supplemental Information Packages, our current reports on Form 8-K, and any amendments to those or other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such reports or amendments with the SEC. Also available in the corporate governance section of our website, free of charge, are copies of our Corporate Governance Guidelines, Code of Conduct and Ethics and the charters for our audit committee, compensation committee and nominating and corporate governance committee. Any amendments or waivers to our Code of Conduct and Ethics that apply to any of our executive officers or our senior financial officers will be disclosed on our website within four business days following the date of the amendment or waiver.

You may obtain printed copies of any of the foregoing materials from us, free of charge, by contacting our Investor Relations Department at:

Equity One, Inc.
1600 N.E. Miami Gardens Drive,
North Miami Beach, Florida 33179
Attn: Investor Relations Department
(305) 947-1664

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information which you may obtain free of charge.

ITEM 1A. RISK FACTORS

This annual report on Form 10-K and the information incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are forward-looking statements and can be identified by the use of forward-looking terminology such as “may,” “will,” “might,” “would,” “expect,” “anticipate,” “estimate,” “would,” “could,” “should,” “believe,” “intend,” “project,” “forecast,” “target,” “plan,” or “continue” or the negative of these words or other variations or comparable terminology. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Some specific risk factors that could impair forward looking statements are set forth below.

These risks factors are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Investors should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for future periods for updates to these risk factors.

We are dependent upon certain key tenants and decisions made by these tenants or adverse developments in the business of these tenants could have a negative impact on our financial condition.

We own shopping centers which are supported by “anchor” tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers. For instance, Publix Supermarkets is our largest tenant and accounted for approximately 2.5 million square feet, or 14% of our gross leasable area, at December 31, 2006 and accounts for over $19.5 million of minimum rent, or 10% of our annualized minimum rent.

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

In addition, an anchor tenant may decide that a particular store is unprofitable and close its operations in our center, and, while the tenant may continue make rental payments, such a failure to occupy its premises could have an adverse effect on the property. A lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping center if their leases have “co-tenancy” clauses which permit cancellation or rent reduction if an anchor tenant’s lease is terminated or the anchor “goes dark.” Vacated anchor tenant space also tends to adversely affect the entire shopping center because of the loss of the departed anchor tenant’s power to draw customers to the center. We cannot provide any assurance that we would be able to quickly re-lease vacant space on favorable terms, if at all. Any of these developments could adversely affect our financial condition or results of operations.

We may experience difficulties and additional costs associated with renting unleased space and space to be vacated in future years.

Our goal is to improve the performance of our properties by re-leasing vacated space. However, we may not be able to maintain our overall occupancy. Our ability to continue to lease or re-lease vacant space in these or other properties will be affected by many factors, including our properties’ locations, current market conditions and covenants found in certain leases restricting the use of other space at our properties. For instance, in some cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants to sell that merchandise or provide those services. When re-leasing space after a vacancy, these provisions may limit the number and types of prospective tenants for the vacant space. The failure to lease or to re-lease on satisfactory terms could harm our operating results.

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

As of December 31, 2006, we had debt and other liabilities outstanding in the aggregate amount of approximately $1.1 billion. Many of our loan facilities require scheduled principal and balloon payments. In addition, our organizational documents do not limit the level or amount of debt that we may incur, nor do we have a policy limiting our debt to any particular level. The amount of our debt outstanding from time to time could have important consequences to our stockholders. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, property acquisitions, redevelopments and other appropriate business opportunities that may arise in the future;

•	limit our ability to make distributions on our outstanding shares of our common stock, including the payment of dividends required to maintain our status as a REIT;

•	make it difficult to satisfy our debt service requirements;

•
limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms;

•
limit our ability to obtain any additional debt or equity financing we may need in the future for working capital, debt refinancing, capital expenditures, acquisitions, redevelopment or other general corporate purposes or to obtain such financing on favorable terms; and

•	require us to dedicate increased amounts of our cash flow from operations to payments on our variable rate, unhedged debt if interest rates rise.

If our internally generated cash is inadequate to repay our indebtedness upon maturity, then we will be required to repay debt through refinancing or equity offerings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties potentially upon disadvantageous terms, which might result in losses and might adversely affect our cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, our interest expense would increase, without a corresponding increase in our rental rates, which would adversely affect our results of operations. Further, if one of our properties is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, or if we are in default under the related mortgage or deed of trust, such property could be transferred to the mortgagee, or the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of income and asset value. Foreclosure could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements under the Code.

Our financial covenants may restrict our operating or acquisition activities, which may harm our financial condition and operating results.

Our unsecured revolving credit facility, our outstanding senior unsecured notes and much of our existing mortgage indebtedness contain customary covenants and conditions, including, among others, compliance with various financial ratios and restrictions upon the incurrence of additional indebtedness and liens on our properties. Furthermore, the terms of some of this indebtedness will restrict our ability to consummate transactions that result in a change of control or to otherwise issue equity or debt securities. The existing mortgages also contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we were to breach covenants in these debt agreements, the lender could declare a default and require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan.

Increases in interest rates cause our borrowing costs to rise and generally adversely affect the market price of our securities.

Of our approximately $1.1 billion of debt outstanding as of December 31, 2006, approximately $176.5 million bears interest at variable interest rates, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements. We also may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase our interest expense on our variable rate debt and reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stockholders. Although we may in the future enter into hedging arrangements or other transactions as to a portion of our variable rate debt to limit our exposure to rising interest rates, the amounts we are required to pay under the variable rate debt to which the hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements.

In addition, the market price of our common stock is affected by the annual distribution rate on the shares of our common stock. Increasing market interest rates may lead prospective purchasers of our common stock and other securities to seek alternative investments that offer a higher annual yield which would likely adversely affect the market price of our common stock and other securities. Finally, increases in interest rates may have the effect of depressing the market value of retail properties such as ours, including the value of those properties securing our indebtedness.

Geographic concentration of our properties makes our business vulnerable to economic downturns in certain regions or to other events, like hurricanes, that disproportionately affect those areas.

Approximately 55.0% of our retail property gross leasable area is located in Florida. As a result, economic, real estate and other, general conditions in Florida will significantly affect our revenues and the value of our properties. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in Florida. Any resulting oversupply or reduced demand for retail properties in Florida would adversely affect our operating performance and limit our ability to make distributions to stockholders.

In addition, a significant portion of our retail property gross leasable area is located in coastal areas that are susceptible to the harmful effects of tropical storms, hurricanes and other similar natural disasters. Most importantly, as of December 31, 2006, over 62.0% of the total insured value of our portfolio is located in the State of Florida, with over 25% located in Miami-Dade, Broward and Palm Beach counties. In 2004 and 2005, our properties experienced damage from a total of seven named hurricanes or tropical storms, with an aggregate loss of approximately $14.7 million, not all of which was insured. While some of these uninsured expenses are recoverable from our tenants, not all of the leases have provisions permitting reimbursement, and, therefore, we must pay the remaining amounts. Moreover, with the increased hurricane activity in 2004 and 2005, the cost of property insurance has risen dramatically. While much of the cost of this insurance is passed on to our tenants as reimbursable property costs, some tenants, particularly national tenants, do not pay a pro rata share of these costs under their leases. Hurricanes and similar storms also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent. Therefore, as a result of the geographic concentration of our properties, we face demonstrable, increasing costs, such as uninsured property losses, increased insurance premiums and disruptions to our business and the businesses of our tenants.

Our insurance coverage on our properties may be inadequate therefore increasing the risks to our business.

       We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire, flood, rental loss and acts of terrorism. We also currently carry environmental insurance on most of our properties. All of these policies contain coverage limitations. We believe these coverages are of the types and amounts customarily obtained for or by an owner of similar types of real property assets located in the areas where our properties are located. We intend to obtain similar insurance coverage on subsequently acquired properties.

The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry. For instance, following the hurricane activity of 2004 and 2005, property insurance costs in the State of Florida have increased. In the event of future industry losses, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses from named wind storms or due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We, therefore, may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available.

If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could disrupt seriously our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed or the proceeds could be insufficient. Events such as these could adversely affect our results of operations and our ability to meet our obligations, including distributions to our stockholders.

We may be unable to sell properties when appropriate because real estate investments are illiquid.

•  Real estate investments generally cannot be sold quickly. In addition, there are limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. We may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to changes in the performance of our investments could adversely affect our ability to meet our obligations and make distributions to our stockholders

•  The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100 percent penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring and owning properties and to make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of our sales are prohibited transactions.

Our development and redevelopment activities are inherently risky and may not yield anticipated returns, which would harm our operating results and reduce funds available for distributions to stockholders.

An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. At December 31, 2006, we had invested an aggregate of approximately $113.3 million in these development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $58.8 million to complete, based on our current plans and estimates. These developments and redevelopments may not be as successful as currently expected. Expansion, renovation and development projects entail the following considerable risks:

•	significant time lag between commencement and completion subjects us to greater risks due to fluctuation in the general economy;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	expenditure of money and time on projects that may never be completed;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher-than-estimated construction costs, including labor and material costs; and

•
possible delay in completion of the project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, or man-made or natural disasters (such as fires, hurricanes, earthquakes or floods).

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

Future acquisitions may not yield the returns expected, may result in disruptions to our business, may strain management resources and may result in stockholder dilution.

Our investing strategy and our market selection process may not ultimately be successful and may not provide positive returns on our investment. The acquisition of properties or portfolios of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

•	we may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify;

•	we may not be able to integrate any acquisitions into our existing operations successfully;

•
properties we acquire may fail to achieve within the time frames we project the occupancy or rental rates we project at the time we make the decision to acquire, which may result in the properties’ failure to achieve the returns we projected;

•
our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs, which could significantly increase our total acquisition costs; and

•
our investigation of a property or building prior to our acquisition, and any representations we may receive from the seller of such building or property, may fail to reveal various liabilities, which could reduce the cash flow from the property or increase our acquisition cost.

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

Our ability to grow will be limited if we cannot obtain additional capital.

•  Our growth strategy is focused on the redevelopment of properties we already own and the acquisition and development of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gains) each year to continue to qualify as a REIT for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. The debt could include mortgage loans from third parties or the sale of debt securities. Equity capital could include shares of our common stock or preferred stock. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential, our ability to pay dividends, our financial condition, our credit rating and our current and potential future earnings. Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.

Competition for the acquisition of assets and the leasing of properties may impede our ability to make, or may increase the cost of, these acquisitions and may impair our future income.

Numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition. This competition may:

•	reduce properties available for acquisition;

•	increase the cost of properties available for acquisition;

•	reduce the rate of return on these properties;

•	reduce rents payable to us;

•	interfere with our ability to attract and retain tenants;

•	lead to increased vacancy rates at our properties; and

•	adversely affect our ability to minimize expenses of operation.

In addition, tenants and potential acquisition targets may find competitors to be more attractive because they may have greater resources, broader geographic diversity, may be willing to pay more or offer greater lease incentives or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. These competitive factors may adversely affect our profitability, and our stockholders may experience a lower return on their investment.

We may be subjected to liability for environmental contamination which might have a material adverse impact on our financial condition and results of operations.

As an owner and operator of real estate and real estate-related facilities, we may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from our properties, as well as for governmental fines and damages for injuries to persons and property. We may be liable without regard to whether we knew of, or were responsible for, the environmental contamination and with respect to properties previously owned by companies we have acquired, whether the contamination occurred before or after the acquisition. We have several properties in our portfolio that will require or are currently undergoing varying levels of environmental remediation. The presence of contamination or the failure properly to remediate contamination at any of our properties may adversely affect our ability to sell or lease those properties or to borrow funds by using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. Although we have environmental insurance policies covering most of our properties, there is no assurance that these policies will cover any or all of the potential losses or damages from environmental contamination; therefore, any liability, fine or damage could directly impact our financial results.

The Americans with Disabilities Act of 1990 could require us to take remedial steps with respect to existing or newly acquired properties.

     Our existing properties, as well as properties we may acquire, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990. Investigation of a property may reveal non-compliance with this Act. The requirements of this Act, or of other federal, state or local laws, also may change in the future and restrict or require further renovations of our properties with respect to access for disabled persons. Future compliance with this Act may require expensive changes to the properties.

We may experience adverse consequences in the event we fail to qualify as a REIT.

Although we believe that we are organized and have operated so as to qualify as a REIT under the Internal Revenue Code since our REIT election in 1995, no assurance can be given that we have qualified or will remain so qualified. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations. These provisions include requirements concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources. Satisfying this requirement could be difficult, for example, if defaults by tenants were to reduce the amount of income from qualifying rents. In addition, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a four percent nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of 85 percent of our ordinary income for that year, 95 percent of our capital gain net earnings for that year and 100 percent of our undistributed taxable income from prior years. We intend to make distributions to our stockholders to comply with the distribution provisions of the Internal Revenue Code. Although we anticipate that our cash flows from operating activities will be sufficient to enable us to pay our operating expenses and meet distribution requirements, no assurance can be given in this regard. We may be required to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax.

If we fail to qualify as a REIT:

•	we would not be allowed a deduction for distributions to stockholders in computing taxable income;

•	we would be subject to federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax;

•	unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified;

•
we could be required to pay significant income taxes, which would substantially reduce the funds available for investment or for distribution to our stockholders for each year in which we failed or were not permitted to qualify; and

•	we would no longer be required by law to make any distributions to our stockholders.

We are subject to other tax liabilities.

Even if we qualify as a REIT, we are subject to some federal, state and local taxes on our income and property that could reduce operating cash flow. For example, we will pay tax on certain types of income that are not distributed, and will be subject to a 100 percent excise tax on transactions with a taxable REIT subsidiary that are not conducted on an arms-length basis. In addition, our taxable REIT subsidiaries are subject to foreign, federal, state and local taxes.

Our Chairman of the Board and his affiliates own approximately 43% of our common stock and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

Chaim Katzman, the chairman of our board of directors and our largest stockholder, and his affiliates own approximately 43% of the outstanding shares of our common stock and, as a result of a stockholders’ agreement with other of our stockholders, have voting power of almost 50% of our outstanding shares with respect to the election of directors. Accordingly, Mr. Katzman is able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. In addition, Mr. Katzman is able to exercise significant control over the outcome of any proposed merger or consolidation of our company which, under our charter, the affirmative vote of the holders of a majority of the outstanding shares of our common stock in such instances. Mr. Katzman’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

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

To maintain our status as a REIT, we limit the amount of shares any one stockholder can own.

The Internal Revenue Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code). To protect our REIT status, our charter prohibits any one stockholder from owning (actually or constructively) more than 9.9% in value of the outstanding shares of common stock or of any class or series of outstanding preferred stock. The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 9.9% in value of the outstanding common stock and/or a class or series of preferred stock (or the acquisition of an interest in an entity that owns common stock or preferred stock) by an individual or entity could cause that individual or entity (or another) to own constructively more than 9.9% in value of the outstanding stock. If that happened, either the transfer or ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the 9.9% ownership limit.

Our board of directors may waive these restrictions on a case-by-case basis. The 9.9% ownership restrictions may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the stockholders’ best interest.

We cannot assure you we will continue to pay dividends at historical rates.

Our ability to continue to pay dividends on our common stock at historical rates or to increase our common stock dividend rate and service our debt securities, will depend on a number of factors, including, among others, the following:

•	our financial condition and results of future operations;

•	the performance of lease terms by tenants;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

If we do not maintain or increase the dividend rate on our common stock, it could have an adverse effect on the market price of our common stock and other securities. Conversely, payment of dividends on our common stock may be subject to payment in full of the interest on any debt securities we may offer.

Our organizational documents contain provisions which may discourage the takeover of our company, may make removal of our management more difficult and may depress our stock price.

Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management. As a result, these provisions could prevent our stockholders from receiving a premium for their shares of common stock above the prevailing market prices. These provisions include:

•	the REIT ownership limit described above;

•	the ability to issue preferred stock with the powers, preferences or rights determined by our board of directors;

•	special meetings of our stockholders may be called only by the chairman of the board, the chief executive officer, the president or by the board of directors;

•	advance notice requirements for stockholder proposals;

•	the absence of cumulative voting rights; and

•	provisions relating to the removal of incumbent directors.

Finally, Maryland law also contains several statutes that restrict mergers and other business combinations with an interested stockholder or that may otherwise have the effect of preventing or delaying a change of control.

We are undergoing a management transition, and this transition may disrupt our operations and our business.

During 2006, following the decision of our chairman of the board to relinquish the title of chief executive officer and the expiration of the employment agreements with our prior president and chief operating officer and our chief financial officer, we executed new employment agreements with Jeffrey S. Olson, as our new chief executive officer and president, Jeffrey S. Stauffer, as our new executive vice president and chief operating officer, and Gregory R. Andrews, as our new executive vice president and chief financial officer. This management transition occurred, for the most part, in the third and fourth quarters of 2006 and is on-going. While we hope that this transition will benefit our stockholders in the long run, the short term impact may include:

•	increased general and administrative expenses following the hiring of additional personnel and the payment of severance and other termination payments to departed employees;

•	disruption of our business; and

•	management distraction from the day to day operations.

Changes in taxation of corporate dividends may adversely affect the value of our common stock.

The maximum marginal rate of tax payable by domestic non-corporate taxpayers on dividends received from a regular “C” corporation under current law is 15 percent through 2010, as opposed to higher ordinary income rates. The reduced tax rate, however, does not apply to distributions paid to domestic non-corporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders generally remain subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax, legislation that extends the application of the 15 percent rate to dividends paid after 2010 by “C” corporations could cause domestic non-corporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT, because the dividends from regular “C” corporations would continue to be taxed at a lower rate while distributions from REITs (other than distributions designated as capital gain dividends) are generally taxed at the same rate as the individual’s other ordinary income.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our portfolio consists primarily of shopping centers anchored by supermarket and other necessity-oriented retailers and at December 31, 2006 contained an aggregate of approximately 18.4 million square feet of gross leasable area or GLA. Other than our leasehold interests in McAlpin Square shopping center located in Savannah, Georgia, Plaza Acadienne shopping center located in Eunice, Louisiana, and El Novillo, located in Miami, Florida, all of our other properties are owned in fee simple. In addition, some of our properties are subject to mortgages as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Mortgage Indebtedness.” The following table provides a brief description of our properties as of December 31, 2006:

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2006	Number of Tenants(1)	Annualized Minimum Rent as of Dec. 31, 2006(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2006	Percent Leased at Dec. 31, 2006	Anchor Stores and Certain Tenants (3)

ALABAMA (2 properties)

Madison Centre Madison	2003	64,837	13	$ 607,824	$ 9.61	97.5%	Publix, Rite Aid

West Gate Plaza Mobile	2003	64,378	9	447,202	7.22	96.2%	Winn-Dixie, Rite Aid

Subtotal Alabama Properties (2 properties)		129,215	22	$ 1,055,026	$ 8.43	96.9%

FLORIDA (85 properties)

North Florida (12 properties)

Atlantic Village Atlantic Beach	1995	100,559	25	1,122,322	11.16	100%	Publix, Jo-Ann Fabrics, Dollar Tree

Beauclerc Village Jacksonville	1998	70,429	11	485,933	8.14	84.7%	Big Lots, Goodwill, Bealls Outlet

Commonwealth Jacksonville	1994	81,467	16	671,899	8.38	98.4%	Winn-Dixie/Save Rite

Forest Village Tallahassee	2000	71,526	17	694,475	10.52	92.3%	Publix

Fort Caroline Jacksonville	1994	74,546	13	519,052	7.33	95%	Winn-Dixie, City Trends

Medical & Merchants Jacksonville	2004	152,761	17	1,816,942	12.27	96.9%	Publix, Memorial Health Group, Blockbuster

Middle Beach Panama City Beach	2003	69,277	9	670,061	9.67	100%	Publix, Movie Gallery

Monument Point Jacksonville	1997	75,128	12	496,902	6.75	98%	Winn-Dixie, CVS/pharmacy

Oak Hill Jacksonville	1995	78,492	19	577,638	7.36	100%	Publix, Bealls*

Parkmore Plaza Milton	2003	159,093	13	769,784	4.87	99.4%	Bealls, Big Lots

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2006	Number of Tenants(1)	Annualized Minimum Rent as of Dec. 31, 2006(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2006	Percent Leased at Dec. 31, 2006	Anchor Stores and Certain Tenants (3)

Pensacola Plaza Pensacola	1986	56,098	3	258,604	4.61	100%	FoodWorld

South Beach Regional Jacksonville Beach	2003	289,964	50	3,111,861	11.36	94.4%	Home Depot, Stein Mart, Bealls, Bed Bath & Beyond

Central Florida (11 properties)

Alafaya Commons Orlando	2003	123,133	29	1,507,521	12.36	99.0%	Publix, Blockbuster

Alafaya Village Orlando	1986	39,477	15	564,899	16.51	86.7%	Super Saver

Conway Crossing Orlando	2003	76,321	18	903,969	12.07	98.2%	Publix

Shoppes of Eastwood Orlando	2002	69,037	13	802,922	11.63	100%	Publix

Eustis Square Eustis	2004	126,791	25	723,377	5.98	95.4%	Save-a-lot, Accent Marketing, Goodwill, Fred’s Store

Kirkman Shoppes Orlando	2001	88,820	31	1,441,353	17.28	93.9%	Party Depot

Lake Mary Orlando	1988	342,384	85	3,863,508	11.58	97.4%	Albertsons, Kmart, Lifestyle Fitness, Sun Star MovieTheatres

Park Promenade Orlando	1999	125,818	26	1,053,040	8.70	96.2%	Publix, Orange County Library, Blockbuster, Goodwill

Town & Country Kissimmee	2003	72,043	14	621,666	8.63	100%	Albertsons

Unigold Winter Park	2003	117,527	25	1,340,964	11.41	100%	Winn-Dixie, Blockbuster, Lifestyle Family Fitness

Walden Woods Park City	2003	75,874	14	486,939	7.15	89.7%	Dollar Tree, Aaron Rents, Dollar General

Florida West Coast (18 properties)

Bay Pointe Plaza St. Petersburg	2003	103,986	24	1,003,211	10.09	95.6%	Publix, Bealls Outlet, West Marine

Carrollwood Tampa	2003	94,203	35	1,044,759	12.47	88.9%	Publix, Floors Today

Charlotte Square Port Charlotte	2003	96,188	24	777,394	8.31	97.3%	American Signature Furniture, Seafood Buffet

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2006	Number of Tenants(1)	Annualized Minimum Rent as of Dec. 31, 2006(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2006	Percent Leased at Dec. 31, 2006	Anchor Stores and Certain Tenants (3)

Chelsea Place New Port Richey	2003	81,144	18	936,749	11.54	100%	Publix, CVS/pharmacy

Lake St. Charles Tampa	2001	57,015	8	570,342	10.00	100%	Sweet Bay

Lutz Lake Lutz	2003	64,985	15	890,293	13.94	98.3%	Publix

Marco Town Center Marco Island	2001	109,830	42	1,836,391	17.03	98.2%	Publix, West Marine

Mariners Crossing Spring Hill	2001	91,608	15	842,787	9.20	100%	Kash N’ Karry

Midpoint Center Cape Coral	2006	75,386	10	896,556	11.89	100%	Publix

Pavillion Naples	2004	167,745	42	2,327,775	14.69	94.5%	Publix, Pavillion 6 Theatre, Anthony’s

Regency Crossing Port Richey	2003	85,864	25	729,591	10.23	83.0%	Publix

Ross Plaza Tampa	2001	85,359	19	805,483	10.34	91.3%	Ross Dress for Less, Laminate Kingdom

Seven Hills Spring Hill	2003	72,590	17	740,185	10.67	95.6%	Publix

Shoppes of North Port North Port	2000	84,705	21	827,441	9.91	98.6%	Publix, Bealls Outlet

Skipper Palms Tampa	2001	89,482	18	826,745	9.72	95.0%	Winn-Dixie

Summerlin Square Fort Myers	1998	109,156	29	993,543	10.62	85.7%	Winn-Dixie, West Marine

Venice Plaza Venice	2003	148,779	15	755,190	5.75	88.3%	Sweet Bay, TJ Maxx/Home Goods, Blockbuster

Venice Shopping Center Venice	2004	111,934	15	590,135	5.49	96.1%	Publix, Bealls Outlet, Dollar Tree, Wachovia Bank

Florida Treasure Coast (8 properties)

Cashmere Corners Port St. Lucie	2001	92,734	18	878,314	9.47	100%	Albertsons

New Smyrna Beach Regional New Smyrna Beach	2003	118,451	34	1,235,019	10.43	100%	Publix, Walgreens,* Bealls Outlet, Bealls Home Outlet, Blockbusters

Old King Commons Palm Coast	2003	84,759	19	723,752	8.54	100%	Wal-Mart,* Bealls Outlet

Ryanwood Vero Beach	2001	114,925	32	1,192,788	10.38	100%	Publix, Bealls Outlet, Books-A-Million

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2006	Number of Tenants(1)	Annualized Minimum Rent as of Dec. 31, 2006(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2006	Percent Leased at Dec. 31, 2006	Anchor Stores and Certain Tenants (3)

Salerno Village Stuart	2002	79,903	20	843,274	10.65	99.1%	Winn-Dixie, CVS/pharmacy

Shops at St. Lucie Port St. Lucie	2006	19,361	12	425,227	21.96	100%

South Point Center Vero Beach	2006	64,790	15	913,583	14.33	98.4%	Pulix

Treasure Coast Vero Beach	2003	133,781	24	1,249,220	9.58	97.5%	Publix

South Florida/Atlantic Coast (36 properties)

Bird Ludlum Miami	1994	192,282	43	3,004,742	15.63	100%	Winn-Dixie, CVS/pharmacy, Blockbuster, Goodwill, Bird Executive Suites

Boca Village Boca Raton	2001	93,428	21	1,424,001	16.04	95%	Publix, CVS/pharmacy

Boynton Plaza Boynton Beach	2001	99,324	29	1,164,089	11.72	100%	Publix, CVS/pharmacy, Hollywood Video

Bluff Square Jupiter	2001	132,395	47	1,766,731	13.34	100%	Publix, Walgreens

Coral Reef Shopping Center Palmetto Bay	2006	74,680	17	1,429,987	19.39	98.7%	Office Depot, My Pharmacy, ABC Fine Wine and Spirits

Countryside Shops Cooper City	2003	179,561	46	2,348,269	13.25	98.7%	Publix, CVS/pharmacy, Stein Mart

Crossroads Square Pembroke Pines	2001	92,257	27	1,317,403	14.52	98.4%	Lowe’s, CVS/pharmacy, 99 Cent Stuff

CVS Plaza Miami	2004	29,204	8	487,942	16.71	100%	CVS/pharmacy

El Novillo Miami Beach	2001	10,000	1	200,000	20.00	100%	Jumbo Buffet

Homestead Gas Station Homestead	2005	2,136	1	45,588	21.34	100%

Greenwood Palm Springs	2003	132,325	37	1,548,191	12.34	94.8%	Publix, Bealls, World Savings Bank

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2006	Number of Tenants(1)	Annualized Minimum Rent as of Dec. 31, 2006(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2006	Percent Leased at Dec. 31, 2006	Anchor Stores and Certain Tenants (3)

Lago Mar Miami	2003	82,613	20	1,029,879	13.28	93.9%	Publix

Jonathan’s Landing Jupiter	2001	26,820	12	429,119	20.13	79.5%	Albertsons(4), Blockbuster

Lantana Village Lantana	1998	181,780	26	1,327,219	7.33	99.6%	Winn-Dixie, Kmart, Rite Aid* (Dollar Store), Hollywood Video

Meadows Miami	2002	75,524	20	994,228	13.16	100%	Publix

Oakbrook Square Palm Beach Gardens	2004	212,074	30	2,865,949	14.57	92.7%	Publix, Stein Mart, TJ Maxs/Home Goods, CVS/pharmacy, Basset Furniture, Duffy’s Sports Bar

Oaktree Plaza North Palm Beach	2003	24,145	19	288,287	13.01	91.8%

Pine Island Davie	1999	254,907	45	2,782,623	10.99	99.3%	Publix, Home Depot Expo, Staples

Pine Ridge Square Coral Springs	2003	117,399	35	1,663,049	14.29	99.1%	Fresh Market, Bed Bath & Beyond, Off Main Furniture, Blockbuster

Plaza Alegre Miami	2003	91,611	21	1,385,368	15.12	100%	Publix, Goodwill, Blockbuster

Point Royale Miami	1995	216,760	26	1,382,674	6.72	95%	Winn-Dixie, Best Buy, CVS/pharmacy* (Anna’s Linens)

Prosperity Center Palm Beach Gardens	2001	122,106	9	1,690,666	15.59	88.8%	Office Depot, Barnes & Noble, Bed Bath & Beyond, Carmine’s, TJ Maxx

Ridge Plaza Davie	1999	155,204	29	1,460,305	10.14	92.8%	AMC Theatre, Kabooms, Wachovia* (United Collection), Sofa Kings, Round Up

Riverside Square Coral Springs	2003	107,941	35	1,489,995	13.94	99.0%	Publix, Tuesday Morning

Sawgrass Promenade Deerfield Beach	2001	107,092	29	1,198,334	11.54	97.0%	Publix, Walgreens, Blockbuster

Sheridan Plaza Hollywood	2003	455,843	66	6,375,917	14.25	98.2%	Publix, Ross Dress For Less, Bed Bath & Beyond, Office Depot, AMC Theater, CVS/pharmacy, Blockbuster, LA Fitness

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2006	Number of Tenants(1)	Annualized Minimum Rent as of Dec. 31, 2006(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2006	Percent Leased at Dec. 31, 2006	Anchor Stores and Certain Tenants (3)

Shoppes at Quail Roost Miami	2005	73,550	20	1,011,045	14.93	92.0%	Publix

Shoppes of Andros Isles West Palm Beach	2006	79,420	17	977,923	12.53	98.2%	Publix

Shoppes of Ibis West Palm Beach	2002	79,420	18	1,041,236	13.11	100%	Publix

Shoppes of Silverlakes Pembroke Pines	2003	126,788	40	2,167,075	17.09	100%	Publix, Blockbuster

Shops at Skylake North Miami Beach	1997	284,943	50	4,552,807	16.03	99.6%	Publix, TJ Maxx, Goodwill, LA Fitness, Blockbuster

Tamarac Town Square Tamarac	2003	127,635	40	1,334,566	11.27	92.8%	Publix, Dollar Tree

Waterstone Homestead	2005	82,531	13	1,246,670	15.11	100%	Publix, Walgreens

West Lakes Plaza Miami	1996	100,747	27	1,171,515	11.63	100%	Winn-Dixie, Navarro Pharmacy

Westport Plaza Davie	2004	49,980	8	760,375	16.21	93.9%	Publix, Blockbuster

Young Circle Hollywood	2005	65,834	10	995,019	15.62	96.7%	Publix, Walgreens

Subtotal Florida Properties (85 properties)		9,315,487	2,008	$ 105,720,164	$ 11.75	96.7%

GEORGIA (24 properties)
Atlanta Area (19 properties)

BridgeMill Canton	2004	89,102	31	1,286,953	15.16	95.3%	Publix

Butler Creek Acworth	2003	95,597	20	1,036,660	11.01	98.5%	Kroger

Chastain Square Atlanta	2003	91,637	27	1,550,008	16.91	100.0%	Publix

Commerce Crossing Commerce	2003	105,188	11	280,043	4.68	56.9%	Ingles, Fred’s Store

Douglas Commons Douglasville	2003	97,027	16	968,695	10.23	97.6%	Kroger

Fairview Oaks Ellenwood	2003	77,052	13	820,697	11.28	94.4%	Kroger, Blockbuster

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2006	Number of Tenants(1)	Annualized Minimum Rent as of Dec. 31, 2006(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2006	Percent Leased at Dec. 31, 2006	Anchor Stores and Certain Tenants (3)

Grassland Crossing Alpharetta	2003	90,906	14	1,047,552	11.69	98.6%	Kroger

Hairston Center Decatur	2005	13,000	9	104,245	14.89	53.8%

Hamilton Ridge Buford	2003	89,496	20	1,023,618	12.67	90.3%	Kroger

Mableton Crossing Mableton	2003	86,819	17	907,887	10.60	98.6%	Kroger

Macland Pointe Marietta	2003	79,699	17	771,140	9.82	98.5%	Publix

Market Place Norcross	2003	77,706	23	780,753	11.88	84.5%	Peachtree Cinema

Paulding Commons Dallas	2003	192,391	30	1,397,803	7.70	94.4%	Kroger, Kmart

Piedmont Peachtree Csng Buckland	1998	152,239	28	2,456,987	16.14	100%	Kroger, Cost Plus Store, Binders Art Supplies

Powers Ferry Plaza Marietta	2003	86,473	24	918,525	10.66	99.7%	Micro Center

Presidential Markets Snellville	2003	396,408	35	3,817,885	10.17	94.7%	Publix, Bed Bath & Beyond, TJ Maxx, Shoe Carnival, Borders, Ross Dress for Less, Marshalls, Carmike Cinema, Office Depot

Shops of Huntcrest Lawrenceville	2003	97,040	26	1,315,038	13.76	98.5%	Publix

West Towne Square Rome	2003	89,596	18	383,229	5.28	81.0%	Big Lots *

Williamsburg @ Dunwoody Dunwoody	2003	44,928	27	832,986	18.54	100%

Central Georgia (3 Properties)

Daniel Village Augusta	2003	171,932	39	1,339,251	$ 8.25	94.4%	BI-LO, Eckerd*, St. Joseph Home Health Care

Spalding Village Griffin	2003	235,318	28	1,321,518	7.99	70.3%	Kroger, JC Penney, Blockbuster, Fred’s Store

Walton Plaza Augusta	2003	43,460	8	407,099	9.63	97.2%	Harris Teeter* (Omni Fitness)

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2006	Number of Tenants(1)	Annualized Minimum Rent as of Dec. 31, 2006(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2006	Percent Leased at Dec. 31, 2006	Anchor Stores and Certain Tenants (3)

South Georgia (2 properties)

Colony Square Fitzgerald	2003	50,000	6	270,592	5.83	92.8%	Food Lion (Harvey’s)

McAlpin Square Savannah	2003	176,807	27	1,187,670	7.33	91.6%	Kroger, US Post Office, Big Lots, In Fashion Menswear Outlet

Subtotal Georgia Properties (24 properties)		2,729,821	514	$ 26,226,834	$ 10.52	91.2%

LOUISIANA (14 properties)

Ambassador Row Lafayette	2003	193,978	26	1,496,385	9.17	84.1%	Conn’s Appliances, Big Lots, Chuck . Cheese, Goody’s

Ambassador Row Courtyard Lafayette, LA	2003	146,697	23	1,308,432	9.71	91.8%	Bed Bath & Beyond, Marshalls, Hancock Fabrics, United Training Academy

Bluebonnet Village Baton Rouge	2003	101,623	24	807,064	9.98	79.6%	Matherne’s, Ace Hardware

The Boulevard Lafayette	2003	68,012	14	513,191	7.55	100%	Piccadilly, Harbor Freight Tools, Golfballs.com

Country Club Plaza Slidell	2003	64,686	10	393,532	6.08	100%	Winn-Dixie, Dollar General

The Crossing Slidell	2003	113,989	15	604,363	5.58	95.1%	Save A Center, A-1 Home Appliance, Piccadilly

Elmwood Oaks Harahan	2003	133,995	11	1,237,616	9.57	96.5%	Academy Sports, Dollar Tree, Home Decor

Grand Marche (ground lease) Lafayette	2003	200,585	1	27,500	0.14	100%	Grand Marche

Plaza Acadienne Eunice	2003	105,419	8	232,496	4.20	52.6%	Super 1 Store, Fred’s*

Sherwood South Baton Rouge	2003	77,107	9	532,819	6.91	100%	Burke’s Outlet, Harbor Freight Tools, Blockbuster, Fred’s Store

Siegen Village Baton Rouge	2003	170,416	20	1,479,947	8.68	100%	Office Depot, Big Lots, Dollar Tree, Stage, Party City

Tarpon Heights Galliano	2003	56,605	9	271,067	4.96	96.5%	CVS/pharmacy, Stage, Dollar General

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2006	Number of Tenants(1)	Annualized Minimum Rent as of Dec. 31, 2006(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2006	Percent Leased at Dec. 31, 2006	Anchor Stores and Certain Tenants (3)

Village at Northshore Slidell	2003	144,638	14	1,242,266	8.59	100%	Marshalls, Dollar Tree, Kirschman’s, Bed Bath & Beyond, Office Depot

Wal-Mart Mathews	2003	54,223	1	157,500	2.90	100%	Wal-Mart

Subtotal Louisiana Properties (14 properties)		1,631,973	185	$ 10,304,178	$ 6.84	92.3%

MASSACHUSETTS (7 properties)

Cambridge Star Market Cambridge	2004	66,108	1	1,777,835	$ 26.89	100%	Star Market

Medford Shaw’s Supermarket Medford	2004	60,356	1	1,450,792	24.04	100%	Shaw’s

Plymouth Shaw’s Supermarket Plymouth	2004	59,726	1	1,061,226	17.77	100%	Shaw’s

Quincy Star Market Quincy	2004	100,741	1	1,748,916	17.36	100%	Star Market

Swampscott Whole Foods Swampscott	2004	35,907	1	754,047	21.00	100%	Whole Foods

Webster Plaza Webster	2006	200,681	15	1,540,715	7.91	97.0%	Shaw’s, K Mart

West Roxbury Shaw’s Plaza West Roxbury	2004	76,316	12	1,777,738	23.65	98.5%	Shaw’s

Subtotal Massachusetts Properties 7 properties)		599,835	32	$ 10,111,269	$ 17.06	98.8%

MISSISSIPPI (1 property)

Shipyard Plaza Pascagoula	2003	66,857	8	434,078	6.49	100%	Buffalo Wild Wings Grill and Bar, Big Lots

Subtotal Mississippi Properties (1 property)		66,857	8	$ 434,078	$ 6.49	100%

NORTH CAROLINA (9 properties)

Centre Pointe Plaza Asheville	2003	163,642	24	945,887	6.04	95.7%	Belk’s Goody’s Dollar Tree, Aaron Rents

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2006	Number of Tenants(1)	Annualized Minimum Rent as of Dec. 31, 2006(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2006	Percent Leased at Dec. 31, 2006	Anchor Stores and Certain Tenants (3)

Galleria Wrightsville Beach	2003	92,114	36	848,291	9.81	93.8%	Harris Teeter, Eckerd

Parkwest Crossing Durham	2003	85,602	17	835,303	10.29	94.9%	Food Lion

Plaza North Hendersonville	2003	47,240	10	259,988	6.49	84.8%	CVS/pharmacy

Riverview Shopping Center Durham	2003	128,498	16	839,881	7.27	89.9%	Kroger, Upchurch Drugs, Blockbuster, Riverview Galleries

Salisbury Marketplace Salisbury	2003	79,732	20	776,791	9.93	98.1%	Food Lion

Shelby Plaza Shelby	2003	103,200	9	388,869	3.84	98.1%	Big Lots, Aaron Rents, Burke’s Outlet, Tractor Supply Company

Thomasville Commons Thomasville	2003	148,754	13	800,659	5.65	95.2%	Ingles, Kmart, CVS/pharmacy

Willowdale Shopping Center Durham	2003	120,984	26	975,062	10.04	80.3%	Harris Teeter, Hall of Fitness

Subtotal North Carolina Properties (9 properties)		969,766	171	$ 6,670,731	$ 7.43	92.6%

SOUTH CAROLINA (9 properties)

Belfair Towne Village Bluffton	2003	166,639	34	2,104,761	13.14	96.1%	Kroger, Blockbuster

Lancaster Plaza Lancaster	2003	77,400	4	91,200	3.62	32.6%	BI-LO

Lancaster Shopping Center Lancaster	2003	29,047	2	60,012	2.07	100%	Sweet Union Furniture

Milestone Plaza Greenville	1995	93,655	11	1,494,668	15.96	100%	BI-LO

North Village Center N. Myrtle Beach	2003	60,356	13	514,596	8.67	98.4%	BI-LO, Dollar General, Gold’s Gym

Sparkleberry Square Columbia	2004	339,051	27	3,827,229	11.30	99.9%	Kroger, Kohl’s, Ross Dress for Less, Circuit City, Bed Bath & Beyond, Petsmart, Pier One

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2006	Number of Tenants(1)	Annualized Minimum Rent as of Dec. 31, 2006(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2006	Percent Leased at Dec. 31, 2006	Anchor Stores and Certain Tenants (3)

Spring Valley Commons Columbia	2003	75,415	18	672,265	9.21	96.8%	BI-LO

Windy Hill North Myrtle Beach	2004	68,465	5	421,811	6.16	100%	Rose’s, Family Dollar

Woodruff Greenville	2003	68,055	10	699,836	10.28	100%	Publix, Blockbuster

Subtotal South Carolina Properties (9 properties)		978,083	124	$ 9,886,378	$ 10.80	93.5%

TENNESSEE (1 property)

Smyrna Village Smyrna	2003	83,334	12	698,415	8.38	100%	Kroger

Subtotal Tennessee properties (1 property)		83,334	12	$ 698,415	$ 8.38	100%

TEXAS (1 property)

Rosemeade Carrolton	2001	51,231	17	240,428	6.32	74.3%

Subtotal Texas Properties (1 property)		51,231	17	$ 240,428	$ 6.32	74.3%

VIRGINIA (1 property)

Smyth Valley Crossing Marion	2003	126,841	14	724,090	5.84	97.8%	Ingles, Wal-Mart

Subtotal Virginia Properties (1 property)		126,841	14	$ 724,090	$ 5.84	97.8%

Total/Weighted Average Core Shopping Center Portfolio (154 properties)		16,682,443	3,107	$172,071,591	$ 10.86	95.0%

DEVELOPMENTS AND REDEVELOPMENTS (18)

Brookside Plaza Enfield, CT	1985	210,588	28	1,868,609	11.16	79.5%	Shaw’s Walgreens, Staples, Old Country Buffet, Blockbuster
Chapel Trail Plaza Pembroke Pines, FL	1996	56,378	4	117,038	25.03	8.3%

Chestnut Square Brevard, NC	1985	40,710	8	143,128	8.67	40.6%	Dollar General

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2006	Number of Tenants(1)	Annualized Minimum Rent as of Dec. 31, 2006(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2006	Percent Leased at Dec. 31, 2006	Anchor Stores and Certain Tenants (3)

Union City Land Fairburn, GA	2006	101.0 acres	-	-	-	-

Dolphin Village St. Pete Beach, FL	2006	138,129	46	1,292,969	10.25	91.3%	Publix, Dollar Tree, CVS

Hampton Oaks Atlanta, GA	2006	13.2 acres	-	-	-	-

Hunter Creek Orlando, FL	2002	68,204	10	585,885	14.47	59.4%

Mandarin Landing Jacksonville, FL	2000	141,565	37	709,928	9.00	55.7%	Office Depot

Providence Square Charlotte, NC	2003	85,930	25	617,688	8.02	89.7%	Harris Teeter, Eckerd

River Green Canton, GA	2005	9.2 acres	-	-	-	-

Stanley Market Place Stanley, NC	2003	40,400	3	48,254	4.02	29.7%	Family Dollar

St. Lucie Land Port St. Lucie, FL	2006	15.93 acres	-	-	-	-

Sunlake Development Parcel Tampa, FL	2005	155.0 acres	-	-	-	-

Sunpoint Shopping Center Ruskin, FL	2006	132,374	24	913,901	9.24	74.7%

The Shops at Westridge McDonough, GA	2006	66,297	19	747,768	13.57	83.1%

Waterlick Plaza Lynchburg, VA	2003	8.0 acres	-	-	-	-

Wesley Chapel Crossing Decatur, GA	2003	170,792	26	492,681	7.73	37.3%	Ingles, CVS/pharmacy

Winchester Plaza Huntsville, AL	2006	77,844	24	753,312	11.74	82.4%	Publix

Total Developments & Redevelopments (18)		1,229,211	254	$ 8,291,161	$10.23	65.4%

Total Retail Properties (172 properties)		17,911,654	3,361	$180,362,752	$10.83	93.0%

Property	Year Acquired/ Built	GLA (Sq. Ft.) at Dec. 31, 2006	Number of Tenants(1)	Annualized Minimum Rent as of Dec. 31, 2006(2)	Average Minimum Rent Per Leased Sq. Ft. at Dec. 31, 2006	Percent Leased at Dec. 31, 2006	Anchor Stores and Certain Tenants (3)

Other Properties (7)

4101 South I-85 Industrial Charlotte, NC	2003	188,513	9	133,117	1.86	38.0%

Banco Popular Office Building Miami, FL	2005	32,737	21	758,520	23.17	100%

Commonwealth II Jacksonville, FL	2006	53,598	1	-	-	0%

Laurel Walk Apartments Charlotte, NC	2005	106,480	98	767,448	7.21	96.3%

Mandarin Mini-storage(5) Jacksonville, FL	1994	52,880	534	359,000	6.79	94%

Pinhook Office Building Layayette, LA	2003	4,406	2	-	-	0%

Prosperity Office Building Palm Beach Gardens, FL	2006	3,200	1	-	-	0%

Total Other Properties (7)		441,814	666	$ 2,018,085	$ 7.87	58.1%

Total Properties (179 Properties)		18,353,468	4,027	$ 182,380,837	$ 10.78	92.1%
		=========	=========	==========	=========	=========
——————————
(1)	Number of tenants includes both occupied and vacant units.

(2)	Calculated by annualizing the tenant’s monthly base rent payment at December 31, 2006, excluding expense reimbursements, percentage rent payments and other charges.

(3)	Includes supermarket tenants and certain other tenants, as well as occupants that are on an adjacent or contiguous, separately owned parcel and do not pay any rent or expense recoveries.

(4)	This tenant is on adjacent or contiguous, separately owned parcel.

(5)	There are 534 storage units at this property.

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

Major Tenants

The following table sets forth as of December 31, 2006 the gross leasable area, or GLA of our existing properties leased to tenants in our core shopping center portfolio:

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Leased GLA (sq. ft.)	5,487,182	5,180,885	5,987,687	16,655,754
Percentage of Total Leased GLA	32.9%	31.1%	36.0%	100.0%

The following table sets forth as of December 31, 2006 the annual minimum rent at expiration attributable to tenants in our core shopping center portfolio:

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Annual Minimum Rent (“AMR”)	$45,333,017	$41,769,387	$101,382,172	$188,484,576
Percentage of Total AMR	24.1%	22.2%	53.7%	100.0%

The following table sets forth as of December 31, 2006 information regarding leases with the ten largest tenants in our core shopping center portfolio:

Tenant	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at December 31, 2006	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Publix	56	2,510,772	14.0%	$19,524,845	10.8%	$7.78
Shaw’s/Star Markets	7	457,407	2.6%	8,300,236	4.6%	18.15
Kroger	15	809,689	4.5%	6,551,754	3.6%	8.09
Winn-Dixie	13	594,537	3.3%	4,106,169	2.3%	6.91
Bed Bath & Beyond	8	256,689	1.4%	2,615,820	1.5%	10.19
Blockbuster	25	140,924	0.8%	2,366,300	1.3%	16.79
TJX Companies	9	275,658	1.5%	2,340,942	1.3%	8.49
Kmart Corporation	5	439,558	2.5%	1,939,705	1.1%	4.41
CVS/pharmacy	16	166,674	0.9%	1,878,518	1.0%	11.27
BI-LO	5	196,742	1.1%	1,757,404	0.9%	8.93
Total top ten tenants	159	5,848,650	32.7%	$51,381,693	28.5%	$8.79

Lease Expirations

The following tables set forth as of December 31, 2006 the anticipated expirations of tenant leases in our core shopping center portfolio for each year from 2007 through 2016 and thereafter:

All Tenants Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	82	145,283	0.8%	$1,854,375	1.0%	$12.76
2007	652	2,051,112	11.5%	24,566,599	13.0%	11.98
2008	593	1,718,992	9.6%	22,841,487	12.1%	13.29
2009	599	2,083,288	11.6%	25,395,777	13.5%	12.19
2010	408	1,893,093	10.6%	21,102,398	11.2%	11.15
2011	358	2,060,865	11.5%	23,089,224	12.2%	11.20
2012	69	965,071	5.4%	8,348,749	4.4%	8.65
2013	39	610,539	3.4%	5,924,879	3.1%	9.70
2014	34	726,513	4.1%	5,740,948	3.0%	7.90
2015	33	459,982	2.6%	4,305,573	2.3%	9.36
2016	36	996,637	5.6%	14,846,290	7.9%	14.90
Thereafter	117	2,944,379	16.3%	30,468,277	16.3%	10.35
Sub-total/Average	3,020	16,655,754	93.0%	$188,484,576	100.0%	$11.32
Vacant	341	1,255,900	7.0%	N/A	N/A	N/A
Total/Average	3,361	17,911,654	100.0%	$188,484,576	100.0%	$10.52

Anchor Tenants (10,000 sq. ft. or greater) Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	-	-	0.0%	$-	0.0%	$-
2007	29	795,118	7.0%	5,274,442	6.1%	6.63
2008	22	541,663	4.8%	3,681,582	4.2%	6.80
2009	33	895,596	7.9%	5,727,078	6.6%	6.39
2010	42	1,039,531	9.2%	6,485,178	7.4%	6.24
2011	42	1,294,824	11.4%	8,678,677	10.0%	6.70
2012	22	809,866	7.1%	5,346,895	6.1%	6.60
2013	15	533,716	4.7%	4,255,651	4.9%	7.97
2014	15	661,561	5.8%	4,415,767	5.1%	6.67
2015	13	393,588	3.5%	2,796,204	3.2%	7.10
2016	19	936,602	8.2%	13,377,706	15.4%	14.28
Thereafter	66	2,766,002	24.5%	27,063,224	31.0%	9.78
Sub-total/Average	318	10,668,067	94.0%	87,102,404	100.0%	$8.16
Vacant	22	686,121	6.0%	N/A	N/A	N/A
Total/Average	340	11,354,188	100.0%	$87,102,404	100.0%	$7.67

Local Tenants (less than 10,000 sq. ft.) Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	82	145,283	2.2%	$1,854,375	1.8%	$12.76
2007	623	1,255,994	19.2%	19,292,157	19.0%	15.36
2008	571	1,177,329	18.0%	19,159,905	18.9%	16.27
2009	566	1,187,692	18.1%	19,668,699	19.4%	16.56
2010	366	853,562	13.0%	14,617,220	14.4%	17.12
2011	316	766,041	11.6%	14,410,547	14.2%	18.81
2012	47	155,205	2.4%	3,001,854	3.0%	19.34
2013	24	76,823	1.2%	1,669,228	1.6%	21.73
2014	19	64,952	1.0%	1,325,181	1.3%	20.40
2015	20	66,394	1.0%	1,509,369	1.5%	22.73
2016	17	60,035	0.8%	1,468,584	1.4%	24.46
Thereafter	51	178,377	2.7%	3,405,053	3.5%	19.09
Sub-total/Average	2,702	5,987,687	91.3%	$101,382,172	100.0%	$16.93
Vacant	319	569,779	8.7%	N/A	N/A	N/A
Total/Average	3,021	6,557,466	100.0%	$101,382,172	100.0%	$15.46

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

ITEM 3.   LEGAL PROCEEDINGS

Neither we nor our properties are subject to any litigation which we believe will have a material adverse affect on our business, financial condition, results of operations or cash flows. Furthermore, to the best of our knowledge, except as described above with respect to environmental matters, there is no litigation threatened against us or any of our properties, other than routine litigation and administrative proceedings arising in the ordinary course of business, which collectively are not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for stockholder vote during the fourth quarter of 2006.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF  EQUITY SECURITIES

Market Information and Dividends

Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol “EQY.” On February 16, 2007, we had approximately 1,600 stockholders of record representing approximately 15,000 beneficial owners. The following table sets forth for the periods indicated the high and low sales closing prices as reported by the NYSE and the distributions declared by us:

	High	Low	Distributions Declared

First Quarter, 2006	$24.90	$22.40	$0.30
Second Quarter, 2006	$24.00	$20.48	$1.30
Third Quarter, 2006	$25.48	$21.15	$0.30
Fourth Quarter, 2006	$28.14	$23.89	$0.30

	High	Low	Distributions Declared

First Quarter, 2005	$23.13	$19.85	$0.29
Second Quarter, 2005	$23.15	$19.92	$0.29
Third Quarter, 2005	$24.47	$22.00	$0.29
Fourth Quarter, 2005	$23.89	$22.05	$0.30

Dividends paid during 2006 and 2005 totaled $162.7 million and $87.3 million, respectively. Future declarations of dividends will be made by us at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code of 1986, or the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Code.

Performance Graph

The following graph compares the cumulative total return of our common stock with the Russell 2000 Index, the NAREIT All Equity Index and SNL Shopping Center REITs, an index of approximately 20 publicly-traded REITS that primarily own and operate shopping centers, each as provided by SNL Securities L.C., from December 31, 2001 until December 31, 2006. The SNL Shopping Center REIT index is compiled by SNL Securities L.C. and includes our common stock and securities of many of our competitors. The graph assumes that $100 was invested on December 31, 2001 in our common stock, the Russell 2000 Index, the NAREIT All Equity REIT Index and SNL Shopping Center REITs, and that all dividends were reinvested. The lines represent semi-annual index levels derived from compounded daily returns. The indices are re-weighted daily, using the market capitalization on the previous tracking day. If the semi-annual interval is not a trading day, the preceding trading day is used.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Equity One, Inc.	100.00	105.01	141.86	211.33	216.77	275.25
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
NAREIT All Equity REIT Index	100.00	103.82	142.37	187.33	210.12	283.78
SNL Shopping Center REITS Index	100.00	115.58	163.87	222.64	242.95	327.02

Issuer Purchases Of Equity Securities

During 2006, our board of directors authorized a share repurchase program in an amount up to $100.0 million. During the period commencing May 2006 through December 2006 purchases of shares of common stock were made in the open market or in privately negotiated transactions, at the discretion of our management and as market conditions warranted.

During the quarter ended December 31, 2006, we made the following purchase of our common stock:

Period October 1, 2006- December 31, 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31	180,900	$24.13	180,900	$30,896,629
November 1-30	-	-	-	-
December 1-31	-	-	-	-
Total	180,900	$24.13	180,900	$30,896,629

During 2006, we purchased an aggregate of 3.0 million shares of our common stock under the share repurchase program for approximately $69.1 million with an average cost of $22.68 per common share.

Equity Compensation Plan Information

Information regarding equity compensation plans is presented in Item 12 of this annual report and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands other than per share, percentage and ratio data)
Statement of Operations Data: (1)
Total rental income	$233,421	$210,259	$187,257	$145,696	$61,229
Property operating expenses	65,102	55,701	50,005	43,227	18,214
Property management and leasing services	1,861	229	82	42	-
Lease termination	1,002	-	-	-	-
Rental property depreciation and amortization	42,012	34,996	29,976	21,806	8,249
Litigation settlement	-	-	-	-	2,067
General and administrative expenses	26,895	17,281	16,601	11,046	6,852
Total operating expenses	136,872	108,207	96,664	76,121	35,382
Interest expense	(54,458)	(47,795)	(41,486)	(32,665)	(16,266)
Amortization of deferred financing fees	(1,490)	(1,454)	(1,335)	(902)	(627)
Other income (expenses), net	16,628	7,941	2,704	1,095	4,054
Minority interest	(206)	(188)	(576)	(756)	(101)
Income from continuing operations	$57,023	$60,556	$49,900	$36,347	$12,907
Net income	$176,955	$92,741	$97,804	$63,647	$39,934
Basic earnings per share:
Income from continuing operations	$0.77	$0.82	$0.71	$0.61	$0.40
Net income	$2.40	$1.26	$1.39	$1.06	$1.22
Diluted earnings per share:
Income from continuing operations	$0.77	$0.81	$0.69	$0.59	$0.39
Net income	$2.38	$1.24	$1.37	$1.05	$1.20

Balance Sheet Data:
Total rental properties, net of accumulated depreciation	$1,885,711	$1,896,505	$1,873,687	$1,617,299	$678,431
Total assets	2,051,849	2,052,033	1,992,292	1,677,386	730,069
Mortgage notes payable	391,647	446,925	495,056	459,103	332,143
Total liabilities	1,125,182	1,077,879	1,059,507	834,162	375,969
Minority interest	989	1,425	1,397	12,672	3,869
Shareholders’ equity	925,678	972,729	931,388	830,552	350,231
Other Data:
Funds from operations(2)	$110,311	$124,836	$113,663	$89,870	$45,487
Cash flows from:
Operating activities	94,643	$117,192	$113,110	$78,262	$45,613
Investing activities	114,813	(82,371)	(244,851)	(326,160)	(51,439)
Financing activities	(209,558)	(39,841)	135,897	245,920	7,864
GLA (square feet) at end of period	18,353	19,699	19,914	19,883	8,530
Occupancy of core shopping center portfolio at end of period	95%	93%	95%	90%	89%
Dividends per share	$2.20	$1.17	$1.13	$1.10	$1.08

(1)	Reclassified to reflect the reporting of discontinued operations.

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

The following table illustrates the calculation of funds from operations for each of the five years in the period ended December 31, 2006 (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Net income	$176,955	$92,741	$97,804	$63,647	$39,934
Adjustments:
Rental property depreciation and amortization, including discontinued operations	44,791	43,445	37,215	28,007	13,810
Gain on disposal of income- producing properties	(112,995)	(11,460)	(22,176)	(3,083)	(9,264)
Minority interest	206	110	623	803	101
Other Items:
Interest on convertible partnership units	-	-	-	43	259
Pro-rata share of real estate depreciation from joint ventures	1,354	-	197	453	647
Funds from operations	$110,311	$124,836	$113,663	$89,870	$45,487

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Earnings per diluted share*	$2.38	$1.24	$1.37	$1.05	$1.20
Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.60	0.58	0.52	0.45	0.41
Gain on disposal of income-producing properties	(1.52)	(0.15)	(0.31)	(0.05)	(0.27)
Other items:
Pro-rata share of real estate depreciation from joint ventures	0.02	-	-	0.01	0.02
Funds from operations per diluted share	$1.48	$1.67	$1.58	$1.46	$1.36

* Earnings per diluted share reflect the add-back of interest on convertible partnership units and the minority interest(s) in earnings of consolidated subsidiaries which are convertible to shares of our common stock.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in “Item 8. Financial Statements and Supplementary Data” of this annual report.

Overview

We are a real estate investment trust, or REIT, that principally owns, manages, acquires and develops neighborhood and community shopping centers. As of December 31, 2006, our property portfolio consisted of 179 properties, including 166 shopping centers comprising approximately 17.9 million square feet of gross leasable area, or GLA, six development parcels and seven non-retail properties. As of December 31, 2006, the portfolio was 92.1% leased and included national, regional and local tenants.

Two important events occurred in 2006 that affect the results reported in this annual report and will affect our business in the future. First, in April 2006, we sold a portfolio of 29 properties located in the State of Texas to a joint venture in which we initially retained a 20% interest. In December, however, we sold our interest in the joint venture to an affiliate of our partner, completing the full disposition of our interest in the 29 Texas properties. The sale of the Texas properties resulted in a gain of $112.9 million. In addition, the $4.8 million of 2006 operating results of the Texas properties prior to their sale to the JV, four other properties sold in 2006 and one property held for sale at December 31, 2006 are reflected as operations of income-producing properties sold or held for sale. The 2005 and 2004 operations of income-producing properties sold or held for sale of $20.7 and $25.8 million reflect a reclassification of operations for properties sold during 2004, 2005 and 2006, including the Texas properties, and the one property held for sale.

Second, in August of 2006, our founder and chairman of the board, Chaim Katzman, decided to relinquish the title of chief executive officer, and we hired Jeffrey S. Olson, the former president of the east and west divisions of Kimco Realty Corporation, to replace him. In addition, the employment agreements with our prior president and chief operating officer and our prior chief financial officer expired at the end of 2006. Mr. Olson assumed the role of president, and we hired Jeffrey S. Stauffer, the former chief operating officer of Pan Pacific Retail Properties, to serve as our executive vice president and chief operating officer, and we hired Gregory R. Andrews, a former principal of Green Street Advisors, as our executive vice president and chief financial officer. This management transition occurred, for the most part, in the third and fourth quarters of 2006 and related changes to our organization are on-going. As a result, we incurred $5.7 million of compensation, severance and employment-related expenses in 2006 related to the management transition.

Our principal business objective has been and will continue under our new management team to be maximizing long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets.

Operating Strategies. We derive substantially all of our revenue from tenants under existing leases at our properties. Our core operating strategy is to maximize and strengthen this revenue by attracting and retaining a strong and diverse base of tenants. In 2006, this strategy resulted in:

a 3.0% increase in same property net operating income over 2005;

•	an increase in the average rental rate of 6.5% to $12.53 per square foot on 434 lease renewals aggregating 1.4 million square feet;

•	181 new leases totaling 528,514 square feet at an average rental rate of $12.69 per square foot, representing a 7.8% increase over prior rents on a same-space basis;

•	also, 155 additional new leases totaling 591,532 square feet at an average rental rate of $12.44 per square foot, and

•	an occupancy rate of 95.0% in our core shopping center portfolio at December 31, 2006 versus 93.4% at December 31, 2005.

In the long-term, our operating revenues are dependent on the continued occupancy of our properties, the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. The main long-term threat to our business is our dependence on the viability of our anchor and other tenants. We believe, however, that our general operating risks are mitigated by concentrating on high-density neighborhoods in major metropolitan areas, leasing to strong tenants in the markets in which we own properties and maintaining a diverse tenant mix.

Investment Strategies. Our investment strategy is to deploy capital in projects that generate a return that exceeds our cost of capital and, at the same time, to sell assets that no longer meet our investment criteria. In 2006, this strategy resulted in:

•	the sale of the 29 properties in Texas for aggregate consideration of $405.7 million and an aggregate gain of $112.9 million;

•	the acquisition of 15 retail properties, 5 outparcels and 3 land parcels for aggregate consideration of $270.9 million; and

•	the completion and leasing of $45.4 million of development and redevelopment projects.

Capital Strategy. Our business during 2006 was financed using our revolving lines of credit, proceeds from the sale of properties, issuance of public debt and assumed mortgages. Specifically, in 2006, our capital strategy resulted in:

•	the issuance of $250.0 million principal amount of senior unsecured notes at interest rates ranging from 6.0% to 6.25% and maturing in 2016 and 2017;

•	our re-purchase of 3.0 million shares of our common stock for total consideration of $69.1 million representing an average price of $22.68 per share and

•	the prepayment of our $75.0 million 7.25% senior notes due August 2007 and mortgage notes aggregating $25.5 million.

At December 31, 2006, the outstanding balances on our lines of credit were in the aggregate $76.5 million, with $114.3 million of availability under those facilities. In order to fund our business in the future, we anticipate using similar financing sources. However, there can be no assurances that these sources will be available to us in the future at reasonable terms or at all. In addition, although we have enjoyed a low interest rate environment in recent years, the increase in interest rates over the last 18 months has had, and any future increases will have, an adverse effect on the cost of our future borrowings, including borrowings under our revolving credit facilities, which are based on variable interest rates. As interest rates rise, the interest expense we incur on these loans will increase.

2007 Outlook. One of our principal focuses in 2007 will be the disposition of assets that no longer meet our investment criteria. These sales may negatively affect our rental revenue and earnings in the short term. In the long run, we believe that our business and the earnings generated from the remaining properties will benefit from the quality, location and demographic characteristics of that portfolio, as well as new properties developed or acquired, in part, with capital from those sales.

We continue to see a positive impact on our income as a result of the redevelopment of our shopping centers and higher rental rates on existing spaces that are experiencing tenant turnover. We anticipate that approximately $100 million of developments and redevelopment projects will be completed in the next two years. As redevelopment properties stabilize, spaces that were out of service begin generating revenue; in addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases. Further, leases signed in 2005 and 2006 on spaces for which there was a previous tenant have on average been renewed at higher base rent than the prior lease.

Our business is generally dependent on the performance of the economy in the areas in which we own properties and the cost of financing available to fund our growth. Changes in the economic environment tend to have a direct effect on our tenants’ businesses and, therefore, their ability to continue to pay us rent or remain in occupancy of our properties, as well as the willingness of businesses to lease locations. The markets in which we currently own properties have continued to show signs of economic and population growth during 2006, and we expect those trends to continue in 2007. However, general economic slowdowns or other macro-economic changes in these markets may adversely affect our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to as GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. In addition, information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in “Item 1A. Risk Factors” of this annual report. Management considers an accounting estimate to be critical if changes in the estimate or accrual could have a material impact on our consolidated results of operations or financial condition.

The most significant accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

Revenue Recognition and Accounts Receivable. Leases with tenants are classified as operating leases. Generally, our leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. We make estimates of the collectibility of our accounts receivable related to base rents, straight-line rents, expense reimbursements and other revenue or income taking into account our experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness and remaining lease terms. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. The extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the non-recognition of a portion of straight-line rental income until the collection of such income is reasonably assured. These estimates have a direct impact on our earnings.

Real Estate Properties and Development Assets. The nature of our business as an owner, developer and operator of retail shopping centers means that we invest significant amounts of capital into our properties. Depreciation and maintenance costs relating to our properties constitute substantial costs for us as well as the industry as a whole. We capitalize real estate investments and depreciate them based on estimates of the assets’ physical and economic useful lives. The cost of our real estate investments is charged to depreciation expense over the estimated life of the asset using straight-line rates for financial statement purposes. We periodically review the estimated lives of our assets and implement changes, as necessary, to these estimates and, therefore, to our depreciation rates.

Properties and real estate under development are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets generally from 5 years to a maximum of 40 years on buildings and improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements are capitalized and amortized over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Minor improvements, furniture and equipment are capitalized and depreciated over estimated useful lives of the assets, generally from five to seven years.

Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including applicable salaries and the related direct costs, are capitalized. We capitalize acquisition and construction costs, property taxes, interest, insurance and other miscellaneous costs that are directly identifiable with a project, from pre-acquisition until the time that construction is complete and the development is ready for its intended use, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67 and SFAS No. 34. We allocate the capitalized project costs to the various components of the project based on the components’ relative fair values. Our cost allocation method requires the use of management estimates regarding the fair market value of each project component. Management bases its estimates on current market appraisals, comparable sales, existing sale and purchase contracts, replacement cost, historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the fair market values of real estate assets. Actual results may differ from these estimates and anticipated returns on a project, as well as the gain or loss on disposition of the individual project components, could vary significantly from estimated amounts. The capitalized costs associated with developments and redevelopments are depreciated over the life of the improvement. Capitalized costs associated with leases are amortized over the base term of the lease. Unamortized leasing costs are charged to operating expense if the applicable tenant vacates before the expiration of its lease. Undepreciated tenant work is charged to operations if the applicable tenant vacates and the tenant work is replaced.

We are required to make subjective assessments as to the useful lives of our real estate and related assets for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on net income. We periodically review the lives of assets and any decrease in asset lives could have the effect of increasing depreciation expense while any analysis indicating that lives are longer than we have assumed could have the effect of decreasing depreciation expense.

Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements, but no later than one year from completion of major construction activity.

When assets are identified as held for sale, management estimates the sales prices, net of selling costs, of such assets. Assets that will be sold together in a single transaction are aggregated in determining if the net sales proceeds of the group are expected to be less than the net book value of the assets. If, in management’s opinion, the net sales prices of the assets, which have been identified for sale, are expected to be less than the net book value of the assets, an impairment charge is recorded. An impairment charge may also be recorded for any asset if it is probable, in management’s estimation, that aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. The assessments have a direct impact on our net income because recording an impairment charge results in an immediate charge to expense.

Real Estate Acquisitions. Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases and lease origination costs), and assumed debt in accordance with SFAS No. 141, Business Combinations. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities based on their estimated fair value. We evaluate the useful life of each amortizable intangible asset in each reporting period and account for any changes in such estimated useful life over the revised remaining useful life.

Securities. We have investments that consist primarily of equity securities. The equity investments are classified as available-for-sale and recorded at fair value based on current market prices. Changes in the fair value of the equity investments are included in accumulated other comprehensive income (loss).

Goodwill. We are required to perform annual impairment tests of our goodwill, and more frequently in certain circumstances. Goodwill can no longer be amortized. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

Management cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $13.1 million at December 31, 2006. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenants, or a material negative change in our relationships with significant tenants.

Share-based and other Incentive Awards. With the adoption of SFAS 123(R)’s fair value method on January 1, 2006, we have had to recognize all share-based awards to employees, including grants of stock options, in our financial statements based on their fair values. Because there is no observable market for our options, management must make critical estimates in determining the fair value at the grant date. Variations in the assumptions will have a direct impact on our net income. Critical estimates in valuing the fair value at the grant date and the assumptions that marketplace participants would use in making estimates of fair value include: expected volatility, expected dividend yield, risk-free interest rate, involuntary conversion due to change in control and expected exercise history of similar grants.

In addition, in the employment agreements for three of our new executive officers, the employees have the right to an additional cash bonus at the end or early termination of those agreements based on the performance of our stock versus a group of our peers. In assessing the annual compensation costs related to these future payments, management is required to make critical assumptions and estimates in determining the future payment.

Management’s estimates of the compensation costs under 123(R) and these agreements are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur.

New Accounting Standards

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments, (FSP EITF 03-11). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005, and we continued to apply relevant “other-than-temporary” guidance, as provided for in FSP EITF 03-1-1 during fiscal 2005. The adoption in 2006 of the guidance of FSP FAS 115-1 and FAS 124-1 did not have a significant effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the SEC amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for fiscal years beginning after September 15, 2005. The adoption on January 1, 2006 by us of SFAS 123(R)’s fair value method has had an impact on our results of operations, although it has had no impact on our overall financial position. We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact as presented in the disclosure of pro forma net income and earnings per share in Note 2, Stock-Based Compensation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction (SFAS 154”), which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and was adopted by us in the first quarter of 2006. The adoption of this standard did not materially impact our financial position, results of operations or cash flows.

In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) that became effective for the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this standard did not materially impact our consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”). EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-02 will be effective as of January 1, 2007 and will impact the accounting for certain of our employment arrangements. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to SFAS No. 109 - Accounting for Income Taxes, to be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more likely than not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard is not expected to materially impact how we measure fair value.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”).

SFAS 158 requires recognition of the over funded or under funded status of a benefit postretirement plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the applicable provisions of this standard did not have a material impact on our consolidated financial statements and the measurement date provisions are not expected to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Our primary cash expenses consist of our property operating expenses, which include real estate taxes, repairs and maintenance, management expenses, insurance, utilities and other expenses, general and administrative expenses, which include payroll, office expenses, professional fees and other administrative expenses, and interest expense, primarily on mortgage debt, unsecured senior debt and revolving credit facilities. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes and interest, incurred in respect of property under development or redevelopment until the property is ready for its intended use.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. The following summarizes items from our audited consolidated statements of operations that we think are important in understanding our results of operations and/or those items which have significantly changed in 2006 compared to 2005 (in thousands):

	For the year ended December 31,
	2006	2005	Change
	(in thousands)
Total revenue$	$233,421	$210,259	11.0%
Property operating expenses	$65,102	$55,701	16.9%
Property management and leasing services expenses	$1,861	$229	712.7%
Rental property depreciation and amortization	$42,012	$34,996	20.1%
General and administrative expenses	$26,895	$17,281	55.6%
Interest expense	$54,458	$47,795	14.0%
Investment income	$7,487	$7,941	5.7%
Gain on sale of real estate	$6,937	$-	100.0%
Equity in income of unconsolidated joint ventures	$1,650	$-	100.0%
Discontinued operations	$119,932	$32,185	272.6%

Total revenue increased by $23.2 million, or 11.0%, to $233.4 million in 2006 from $210.3 million in 2005. The following factors accounted for this difference:

•	Properties acquired during 2006 increased revenue by approximately $13.0 million;

•	The full year 2006 benefited from properties acquired during 2005 which increased revenue by approximately $1.4 million;

•	Same property revenue increased by approximately $7.0 million in 2006 due to higher termination fees, expense recovery revenue and increases in rental rates;

•	The completion of development and redevelopment properties increased revenue by approximately $247,000, and

•	Property management and leasing services revenue increased by $1.6 million as a result of providing property management and leasing services for the Texas properties.

Property operating expenses increased by $9.4 million, or 16.9%, to $65.1 million for 2006 from $55.7 million in 2005. The following factors accounted for this difference:

•	Properties acquired during 2006 increased operating expenses by approximately $5.5 million;

•	Properties acquired during 2005 increased the full year 2006 operating expenses by approximately $814,000;

•	Same property operating expenses increased by approximately $2.5 million as a result of higher repairs and other maintenance expenses, and

•	The completion of development and redevelopment properties increased operating expenses by $644,000.

Property management and leasing services expenses increased by $1.6 million as a result of providing property management and leasing services for the Texas properties.

        Rental property depreciation and amortization increased by $7.0 million, or 20.0%, to $42.0 million for 2006 from $35.0 million in 2005. The following factors accounted for this difference:

•	Properties acquired during 2006 increased depreciation and amortization by $5.3 million;

•	Properties acquired during 2005 increased the full year 2006 depreciation and amortization expense by approximately $326,000;

•	Same property depreciation and amortization increased by $1.3 million related to leasing and tenant improvement amortization, and

•	Completion of development and redevelopment properties increased depreciation and amortization by $25,000.

General and administrative expenses increased by $9.6 million, or 54.5%, to $26.7 million for 2006 from $17.3 million in 2005. Included in this increase were $5.7 million of compensation, employment-related expenses due to our executive management changes, $580,000 in higher fees paid to our non-employee members of the board of directors, $419,000 in additional travel and entertainment expenses, $442,000 of additional office expenses, $196,000 of computers and related services, $149,000 of depreciation related to additional furniture and fixture purchases, and write-offs of $1.0 million of abandoned pre-acquisition due diligence costs and $1.1 million related to abandoned corporate transactions that did not materialize.

Interest expense increased by $6.7 million, or 13.9%, to $54.5 million for 2006 from $47.8 million in 2005. This difference was primarily due to:

•
An increase of $13.6 million attributable to the issuance in September 2005 of $120.0 million principal amount of 5.375% unsecured senior notes, the issuance in March 2006 of $125.0 million principal amount of 6.0% unsecured senior notes and the issuance in August 2006 of $125.0 million principal amount of 6.25% unsecured senior notes, all of which was partially offset by the decrease of $1.9 million in interest on the repayment in March 2006 of the $50.0 million principal amount of 7.77% unsecured senior notes and the prepayment in August 2006 of the $75.0 million principal amount of 7.25% unsecured senior notes;

•	An increase of $843,000 in interest expense attributable to an increase in the variable interest rate on the $100.0 million notional principal swap of our unsecured notes;

•	A decrease of $1.3 million of interest expense attributable to a lower outstanding balance on our line of credit;

•	A decrease of $2.0 million of interest expense attributable to the repayment of certain mortgage notes, and

•	A decrease of $2.5 million of interest expense related to an increase in capitalized interest attributable to development and redevelopment activity.

Investment income for 2006 primarily relates to interest earned on the funds held in escrow pending the acquisition of replacement properties and $4.3 million of dividend income related to the $1.20 per ordinary share dividend declared by DIM Vastgoed N.V., a Dutch company in which we own 3.8 million ordinary shares as of March 2006. The 2005 investment income primarily relates to the gain of $5.2 million on the sale of common and preferred stock of Cedar Shopping Centers.

Gain on sale of real estate was $6.9 million for 2006 as a result of selling nine land parcels, of which six were related to the sale of the Texas properties, for a gross sales price of $18.5 million. There were no land sales during 2005. These gains are included in continuing operations rather than discontinued operations because they had no operating income.

Equity in income from unconsolidated joint venture was $1.7 million for 2006. This income is primarily due to Parcel F LLC, an entity in which we had a 50% interest, selling its land parcel and our pro-rata share of the gain.

We sold four income-producing properties in individual transactions, the 29 Texas properties and, at December 31, 2006, have one property held for sale that qualifies for discontinued operations. The $4.8 million of operating results of these properties are reflected as operations of income-producing properties sold or held for sale. The sales of the properties during 2006 produced an aggregate gain of $115.2 million. The 2005 operations of income-producing properties sold or held for sale of $20.7 million reflects a reclassification of operations for properties sold during 2005 and 2006 and the one property held for sale at December 31, 2006 that qualifies as discontinued operations. We recognized gains of $11.5 million in 2005 related to the sales of properties during that year.

    As a result of the foregoing, net income increased by $84.2 million, or 90.8%, to $177.0 million for 2006 from $92.7 million in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. The following summarizes items from our audited consolidated statements of operations that we think are important in understanding our operations and/or those items which significantly changed in 2005 compared to 2004:

	For the year ended December 31,
	2005	2004	Change
	(in thousands)
Total revenue	$210,259	$187,257	12.3%
Property operating expenses	$55,701	$50,005	11.4%
Rental property depreciation and amortization	$34,996	$29,976	16.8%
General and administrative expenses	$17,281	$16,601	4.1%
Interest expense	$47,795	$41,486	15.2%
Investment income	$7,941	$2,346	238.5%
Discontinued operations	$32,185	$47,904	32.8%

Total revenue increased by $23.0 million, or 12.3%, to $210.3 million in 2005 from $187.3 million in 2004. The following factors accounted for this difference:

•	Properties acquired during 2005 increased revenue by approximately $426,000;

•	The full year 2005 benefited from properties acquired during 2004 which increased revenue by approximately $11.5 million;

•	Same property revenue increased by approximately $9.3 million in 2005 due to higher termination fees, expense recovery revenue and increases in leasing rates;

•	The completion of development and redevelopment properties increased revenue by approximately $1.4 million, and

•	Property management and leasing services revenue increased by $320,000 as a result of providing additional leasing services to third parties.

Property operating expenses increased by $5.7 million, or 11.4%, to $55.7 million for 2005 from $50.0 million in 2004. The following factors accounted for this difference:

•	Properties acquired during 2005 increased operating expenses by approximately $210,000;

•	Properties acquired during 2004 increased the full year 2005 operating expenses by approximately $1.1 million;

•	Same property operating expenses increased by $4.0 million as a result of higher hurricane-related clean up and repairs and other maintenance expenses, and

•	The completion of development and redevelopment properties increased operating expenses by $466,000.

Property management and leasing services expense increased in 2005 by approximately $147,000 as a result of providing additional leasing services to third parties.

Rental property depreciation and amortization increased by $5.0 million, or 16.8%, to $35.0 million for 2005 from $30.0 million in 2004. The following factors accounted for this difference:

•	Properties acquired during 2005 increased depreciation and amortization by $129,000;

•	Properties acquired during 2004 increased the full year 2005 depreciation and amortization expense by approximately $2.8 million;

•	Same property depreciation and amortization increased by $1.9 million related to leasing and tenant improvement amortization, and

•	Completion of development and redevelopment properties increased depreciation and amortization by $198,000.

General and administrative expenses increased by $680,000, or 4.1%, to $17.3 million for 2005 from $16.6 million in 2004. Included in this increase were $1.0 million of compensation and employment related expenses due to additional staffing related to our growth, expansion into the northeast and additional staffing to meet compliance with the Sarbanes-Oxley Act of 2002; $97,000 related to computer upgrade, software and licenses expenses; $113,000 of additional office expenses and $228,000 of depreciation expense related to additional furniture and fixture purchases. These increases were offset by a reduction of $231,000 in professional fees related to compliance costs incurred in 2004 to implement requirements under the Sarbanes-Oxley Act of 2002 and $698,000 less in abandoned pre-acquisition due diligence costs.

Interest expense increased by $6.3 million, or 15.2%, to $47.8 million for 2005 from $41.5 million in 2004. This difference was primarily due to:

•
An increase of $1.9 million attributable to the $200 million unsecured senior notes issued in March 2004 and $1.8 million attributable to the $120 million unsecured senior notes issued in September 2005;

•	An increase of $1.6 million in interest expense attributable to an increase in the variable interest rate on the $100 million swap;

•	An increase of $1.3 million of interest expense attributable to the assumption of mortgage debt related to the acquisition of properties during 2004;

•
An increase of $2.3 million of interest expense attributable to outstanding principal balances on our line credit, resulting from the payoff of $26.7 million of mortgage notes, acquisitions of property and development activities and increase in the variable interest rate on the borrowings;

•	A decrease of $2.5 million of interest expense attributable to the payoff of $26.7 million of mortgage notes and amortization of loan principal, and

•	An increase in capitalized interest due to development and redevelopment activities which decreased interest expense by $150,000.

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

During 2006, we sold four income-producing properties in individual transactions, the 29 Texas properties and at December 31, 2006, have one property held for sale that qualifies for discontinued operations. The 2005 operations of income-producing properties sold or held for sale of $20.7 million reflect a reclassification of operations for properties sold during 2005 and 2006. The sales of properties during 2005 produced an aggregate gain of $11.5 million. The 2004 operations of income-producing properties sold or held for sale of $25.8 million reflect a reclassification of operations for properties sold during 2004, 2005 and 2006 and the one property held for sale at December 31, 2006 that qualifies as discontinued operations. We recognized gains of $22.2 million in 2004 related to the sales of properties during 2004.

During 2004, the limited partners of IRT Partners LP elected to convert their partnership interest into shares of our common stock. This conversion resulted in a decrease in the minority interest.

As a result of the foregoing, net income decreased by $5.1 million, or 5.2%, to $92.7 million for 2005 from $97.8 million in 2004.

Liquidity and Capital Resources

Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our shareholders in the form of dividends. Our status as a REIT requires that we distribute at least 90% of our REIT taxable income (including net capital gain) each year, as defined in the Code.

Our short-term liquidity requirements consist primarily of obligations under our capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring company expenditures, such as general and administrative expenses, non-recurring company expenditures (such as tenant improvements and redevelopments) and dividends to common stockholders. Historically, we have satisfied these requirements principally through cash generated from operations.

Our long-term capital requirements consist primarily of maturities under our long-term debt, development and redevelopment costs and potential acquisitions. We expect to fund these through a combination of sources which we believe will be available to us, including additional and replacement secured and unsecured borrowings, issuance of additional equity, joint venture relationships relating to existing properties or new acquisitions, and property dispositions. Overall capital requirements in 2007 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of future phases of existing properties.

The cash needed to execute our operating and investing strategies, as well as to pay our debt at maturity, must come from one or more of the following sources:

•	cash provided by operations that is not distributed to stockholders,

•	unsecured debt financing and/or mortgage financings,

•	proceeds from the issuance of new debt or equity securities,

•	proceeds of property dispositions, or

•	other debt and equity alternatives, including formation of joint ventures, in a manner consistent with our intention to operate with a conservative debt structure.

It is management’s intention that we have access to the capital resources necessary to operate, expand and develop our business. As a result, we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.

While we believe that cash generated from operations, borrowings under our unsecured revolving credit facilities and our access to other longer term capital sources will be sufficient to meet our short-term and long-term liquidity requirements, there are risks inherent in our business, including those risks described in Item 1A - “Risk Factors,” that may have a material adverse effect on our cash flow, and, therefore, on our ability to meet these requirements.

As of December 31, 2006, we had approximately $1.5 million of cash held in escrow and no available cash and cash equivalents on hand. However, cash and cash equivalents are not a good indicator of our liquidity. We have revolving credit facilities with aggregate potential borrowing limits up to $280.0 million, which we can utilize to initially finance the acquisition of properties and meet other short-term working capital requirements. As of December 31, 2006, we had $114.3 million available that can be drawn under our revolving credit facilities. We drew an additional $35.0 million during the first two months of 2007 to fund acquisitions.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	For the year ended December 31,
	2006	2005	Increase (Decrease)
Cash provided by operating activities$	$94,643	$117,192	$(22,549)
Cash provided by (used in) investing activities	114,813	(82,371)	197,184
Cash used in financing activities	(209,558)	(39,841)	(169,717)
Cash and cash equivalents, end of year	-	102

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

Our principal demands for liquidity are payroll, maintenance expenditures, repairs, property taxes, insurance premiums and tenant improvements relating to rental properties, leasing costs, acquisition and development activities, debt service and repayment obligations and distributions to our stockholders. The principal sources of funding for our operations are operating cash flows, the sale of properties, the issuance of equity and debt securities, the placement of mortgage loans and periodic borrowings under our revolving credit facilities.

Cash provided by investing activities is usually from the sale of properties. For the year ended December 31, 2006, the source of funds was primarily from the proceeds of the disposition of our Texas properties and securities sales. Cash used in investing activities is to fund acquisitions, development and redevelopment costs, recurring and nonrecurring capital expenditures and leasing expenses. We invest in development projects that enable us to take advantage of our development, leasing and property management skills and invest in existing properties that meet our investment criteria.

Cash used in financing activities is primarily for the repayment of indebtedness and payment of our dividend. For the year ended December 31, 2006, we also repurchased $69.1 million of our common stock. Cash provided by financing activities is primarily from the issuance of debt and equity securities. For the year ended December 31, 2006, we issued $250.0 million of senior unsecured notes and repaid $125.0 million of senior unsecured notes.

Contractual Commitments. The following tables set forth certain information regarding future contractual obligations, excluding interest, as of December 31, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable:
Scheduled amortization	$105,121	$10,205	$20,871	$17,643	$56,402
Balloon payments	286,526	2,864	46,400	168,827	68,435
Total mortgage obligations	391,647	13,069	67,271	186,470	124,837

Unsecured revolving credit facilities	76,500	-	76,500	-	-
Unsecured senior notes(1)	595,000	-	200,000	-	395,000
Capital leases	-	-	-	-	-
Operating leases	686	425	161	100	-
Construction commitments	19,444	19,444	-	-	-

Total contractual obligations	$1,083,277	$32,938	$343,932	$186,570	$519,837

(1)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the 6 month LIBOR in arrears, plus 0.4375%. The contractual obligations for the unsecured senior notes do not reflect this interest rate swap.

The following table sets forth certain information regarding future interest obligations on outstanding debt as of December 31, 2006 (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgage notes	$146,324	$28,619	$50,913	$32,907	$33,885
Unsecured senior notes(2)	248,678	32,848	61,133	47,446	107,251
Unsecured revolving credit facilities(3)	8,788	4,304	4,484	-	-

Total interest obligations	$403,790	$65,771	$116,530	$80,353	$141,136

(2)
$100 million of the outstanding principal balance has been swapped to a floating interest rate based on the 6 month LIBOR in arrears, plus 0.4375%. The interest obligations for the unsecured senior notes presented above assume that the rate that was in effect at December 31, 2006 remains the same for this interest rate swap.

(3)	Interest on the unsecured revolving credit facility is variable; these amounts assume that the weighted average interest rate remains the same as the rate at December 31, 2006.

Indebtedness. The following table sets forth certain information regarding our indebtedness as of December 31, 2006 (dollars in thousands):

Property	Balance at December 31, 2006	Interest Rate(1)	Maturity Date	Balance Due at Maturity
Fixed Rate Mortgage Debt
Rosemeade	$2,947	8.295%	12/01/07	$2,864
Commonwealth	2,374	7.000%	02/15/08	2,217
Mariners Crossing	3,224	7.080%	03/01/08	3,154
Pine Island/Ridge Plaza	23,781	6.910%	07/01/08	23,104
Shoppes of North Port	3,788	6.650%	02/08/09	3,526
Prosperity Centre	5,193	7.875%	03/01/09	4,137
Shoppes of Ibis	5,294	6.730%	09/01/09	4,680

Tamarac Town Square	5,927	9.190%	10/01/09	5,583
Park Promenade	6,100	8.100%	02/01/10	5,833
Skipper Palms	3,456	8.625%	03/01/10	3,318
Jonathan’s Landing	2,793	8.050%	05/01/10	2,639
Bluff’s Square	9,815	8.740%	06/01/10	9,401
Kirkman Shoppes	9,268	8.740%	06/01/10	8,878
Ross Plaza	6,464	8.740%	06/01/10	6,192
Shoppes of Andros Isle	6,419	7.900%	06/10/10	5,800
Boynton Plaza	7,259	8.030%	07/01/10	6,902
Pointe Royale	3,724	7.950%	07/15/10	2,502
Shops at Skylake	13,453	7.650%	08/01/10	11,644
Parkwest Crossing	4,584	8.100%	09/01/10	4,352
Spalding Village	9,538	8.190%	09/01/10	7,932
Charlotte Square	3,402	9.190%	02/01/11	2,992
Forest Village	4,333	7.270%	04/01/11	4,044
Boca Village	8,011	7.200%	05/01/11	7,466
MacLand Pointe	5,659	7.250%	05/01/11	5,267
Pine Ridge Square	7,090	7.020%	05/01/11	6,579
Sawgrass Promenade	8,011	7.200%	05/01/11	7,466
Presidential Markets	26,561	7.650%	06/01/11	24,863
Lake Mary	23,720	7.250%	11/01/11	21,973
Lake St. Charles	3,743	7.130%	11/01/11	3,461
Belfair Towne Village	10,755	7.320%	12/01/11	9,322
Marco Town Center	8,236	6.700%	01/01/12	7,150
Riverside Square	7,347	9.190%	03/01/12	6,458
Cashmere	4,916	5.880%	11/01/12	4,084
Eastwood	5,857	5.880%	11/01/12	4,866
Meadows	6,155	5.870%	11/01/12	5,113
Sparkleberry Square	6,389	6.170%	11/30/12	5,374
Lutz Lake	7,500	6.280%	12/01/12	7,012
Midpoint Center	6,714	5.770%	07/10/13	5,458
Alafaya Village	4,090	5.990%	11/11/13	3,603
Summerlin Square	3,010	6.750%	02/01/14	-
South Point	8,198	5.720%	07/10/14	6,509
Bird Ludlum	8,328	7.680%	04/01/15	-
Treasure Coast	3,920	8.000%	04/01/15	-
Shoppes of Silverlakes	2,280	7.750%	07/01/15	-
Grassland Crossing	5,473	7.870%	12/01/16	2,601
Mableton Crossing	3,852	6.850%	08/15/18	1,869
Sparkleberry Square	7,297	6.750%	06/30/20	-
BridgeMill	9,033	7.940%	05/05/21	3,761
Westport Plaza	4,681	7.490%	08/24/23	1,340
Chastain Square	3,608	6.500%	02/28/24	-

Daniel Village	3,943	6.500%	02/28/24	-
Douglas Commons	4,699	6.500%	02/28/24	-
Fairview Oaks	4,447	6.500%	02/28/24	-
Madison Centre	3,608	6.500%	02/28/24	-
Paulding Commons	6,126	6.500%	02/28/24	-
Siegen Village	3,985	6.500%	02/28/24	-
Wesley Chapel Crossing	3,147	6.500%	02/28/24	-
Webster Plaza	8,122	8.070%	08/15/24	2,793
Total Fixed Rate Mortgage Debt (58 loans outstanding)	$391,647	7.260%	5.4 years	$286,082
		(wtd. avg. interest rate)	(wtd.-avg. maturity)

(1)	The rate in effect on December 31, 2006, excludes effect of premium/discounts.

The weighted average interest rate at December 31, 2006 and 2005 was 7.26% and 7.19%, respectively, excluding the effects of the premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $76.4 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

	Balance at December 31, 2006	Interest Rate(1)	Maturity Date	Balance Due at Maturity
(in thousands)
Fixed Rate Unsecured Senior Notes Payable
3.875% senior notes	200,000	3.875%	04/15/09	$200,000
Fair value of $100 million fixed-to-floating interest rate swap (1)	(3,813)	6-month LIBOR + 0.4375%	04/15/09	(3,813)
7.84% senior notes	25,000	7.840%	01/23/12	25,000
5.375% senior notes	120,000	5.375%	10/15/15	120,000
6.00% senior notes	125,000	6.000%	09/15/16	125,000
6.25% senior notes	125,000	6.250%	01/15/17	125,000
Total Unsecured Senior Notes Payable	$591,187	5.666%	7.2 years	$591,187
		(wtd.-avg. interest rate)	(wtd.-avg. maturity)

(1)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the 6 month LIBOR in arrears, plus 0.4375%. The indicated rate and weighted average rate for the unsecured senior notes do not reflect this interest rate swap.

The weighted average interest rate of our unsecured senior notes at December 31, 2006 and 2005 was 5.67% and 5.2%, respectively, excluding the effects of the premium/discount adjustment and fair value of the swap.

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

We swapped $100.0 million of the $200.0 million 3.875% senior notes to a floating interest rate based on 6-month LIBOR in arrears plus 0.4375%.
(in thousands)	Balance at December 31, 2006	Interest Rate(1)	Maturity Date	Balance Due at Maturity
Total Unsecured Variable Rate Revolving Credit Facilities
Wells Fargo	$76,500	5.627%	01/17/09	$76,500
City National Bank	-	Libor + 1.00%	05/11/07	-
Total Unsecured Variable Rate Revolving Credit Facilities	$76,500			$76,500

(1) The rate in effect at December 31, 2006

In January 2006, we amended and restated our unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility has a maximum principal amount of $275 million and bears interest at our option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of our senior unsecured long term notes, or (ii) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of our subsidiaries. Based on our current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings in an amount not to exceed $137.5 million, a $35 million swing line facility for short-term borrowings and a $20 million letter of credit commitment and may, at our request, be increased up to a total commitment of $400 million. The facility expires January 17, 2009 with a one-year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending. Notwithstanding this limitation, we can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends

We also have a $5.0 million unsecured credit facility with City National Bank of Florida, of which there was no outstanding balance as of December 31, 2006 and $165,000 outstanding balance at December 31, 2005. This facility also provides collateral for $1.4 million in outstanding letters of credit.

As of December 31, 2006, the availability under the various credit facilities was approximately $114.3 million, net of outstanding balances and letters of credit.

We may not have sufficient funds on hand to repay balloon amounts on our indebtedness at maturity. Therefore, we expect to refinance this indebtedness either through additional mortgage financing secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings. Our results of operations could be affected if the cost of new debt is greater or lesser than the cost of the maturing debt. If new financing is not available, we could be required to sell assets and our business would be adversely affected.

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

Equity. For the year ended December 31, 2006, we issued 383,230 shares of our common stock pursuant to the exercise of stock options at prices ranging from $9.73 to $21.07 per share. We also issued 211,070 shares of common stock at prices ranging from $22.92 to $24.01 per share pursuant to our Divided Reinvestment and Stock Purchase Plan. While reinvestments and purchases under this plan are currently suspended, as of December 31, 2006, there were approximately 5.4 million shares available for sale under the plan if reinstated.

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

Distributions. We believe that we currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT. Our cash distributions for the year ended December 31, 2006 were $162.7 million.

Off-Balance-Sheet Arrangements

From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures. For example, from April through December, we had a 20% interest in a joint venture that owned 29 properties in Texas, and we accounted for this investment using the equity method of accounting. We sold our 20% interest in the joint venture in December and had no unconsolidated joint ventures reported using the equity method of accounting at December 31, 2006.

We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable-interest entity, as defined in Financial Interpretation No. 46, Consolidation of Variable Interest Entities.

Letters of Credit. As of December 31, 2006, we have pledged letters of credit for $6.1 as additional security for certain property matters. The letters of credit are secured by our revolving credit facilities.

Construction Commitments. We have entered into construction commitments and have outstanding as of December 2006 to fund $19.7 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by our available credit facilities.

Operating Lease Obligations. Certain of our properties are subject to a ground lease, which are accounted for as operating leases and have annual obligations of approximately $100,000.

Non-Recourse Debt Guarantees. Under certain of our and joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds and material misrepresentations. In management’s judgment, it would be extremely unlikely for us to incur any material liability under these guarantees that will have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

Environmental Matters

We are subject to numerous environmental laws and regulations. The operation of dry cleaning facilities or gas stations at our shopping centers is the principal environmental concern. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Additionally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in our portfolio will require or are currently undergoing varying levels of environmental remediation. However, we have environmental insurance policies covering most of our properties.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2006, we had approximately $176.5 million of outstanding floating rate debt, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2006, in relation to our $1.1 billion of outstanding debt, $2.1 billion of total assets and $2.0 billion total equity market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.8 million. If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.8 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $176.5 million (including the $100 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of December 31, 2006.

The fair value of our fixed rate debt is $896.0 million, which includes the mortgage notes and fixed rate portion of senior unsecured notes payable (excluding the unamortized premium). If interest rates increase by 1%, the fair value of our total fixed rate debt would decrease by approximately $41.5 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $51.8 million. This assumes that our total outstanding fixed rate debt remains at $886.6 million, the balance as of December 31, 2006.

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

We have entered into treasury locks for an anticipated financing by August 2007 at a weighted average interest rate of 5.10% per annum on notional amounts aggregating $85.0 million which were executed to hedge the benchmark interest rate associated with forecasted interest payments relating to an anticipated issuance of fixed rate borrowings

During 2004, concurrent with the issuance of $200 million unsecured senior notes, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $3.8 million as of December 31, 2006. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

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

Other Market Risks

As of December 31, 2006, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

In making thse determination and for purposes of the Securities and Exchange Commission's market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2006 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts as of December 31, 2006, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the December 31, 2006 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

The report of our management regarding internal control over financial reporting is set forth on page F-1 of Item 8 of this Annual Report on Form 10-K under the caption “Management Report on Internal Control over Financial Reporting” and incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATD STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,436,978	$ 22.82	710,233
Equity compensation plans not approved by security holders(1)	-	-	-
Total	2,436,978	$ 22.82	710,233

(1)	Includes information related to our 1995 Stock Option Plan, 2000 Executive Incentive Compensation Plan, 1989 IRT Stock Option Plan and 1998 IRT Long-Term Incentive Plan.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following consolidated financial information is included as a separate section of this Form 10-K:

1.	Financial Statements:
Page

	Management Report on Internal Control Over Financial Reporting	F-1
	Report of Independent Registered Public Accounting Firm on Management Report on Internal Control over Financial Reporting	F-2
	Report of Independent Registered Public Accounting Firm	F-4
	Consolidated Balance Sheets as of December 31, 2006 and 2005	F-6
	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-7 - F-8
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	F-9
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	F-10
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-11 - F-12
	Notes to the Consolidated Financial Statements	F-13 - F-44
2.	Financial statement schedules required to be filed
	Schedule II - Valuation and Qualifying Accounts	S-1
	Schedule III - Real Estate Investments and Accumulated Depreciation	S-2 - S-11
	Schedule IV - Mortgage Loans on Real Estate	S-12
Schedules I and V are not required to be filed.

(b)   Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.

EXHIBIT NO.	DESCRIPTION

3.1	Composite Charter of the Company (Exhibit 3.1) (1)
3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2) (2)
4.1	Indenture dated November 9, 1995 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4(c)) (3)
4.2	Supplemental Indenture No. 1, dated March 26, 1996, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4) (4)
4.3	Supplemental Indenture No. 2, dated August 15, 1997, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4) (5)
4.4	Supplemental Indenture No. 3, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (6)
4.5	Supplemental Indenture No. 4, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (7)

4.6	Supplemental Indenture No. 5, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (8)
4.7	Supplemental Indenture No. 6, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (9)
4.8	Supplemental Indenture No. 7, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (10)
4.9	Indenture, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (6)
4.10	Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (6)
4.11	Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (7)
4.12	Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (8)
4.13	Supplemental Indenture No. 4, dated March 26, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (11)
4.14	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (9)
4.15	Supplemental Indenture No. 6 dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2)(10)
4.16	Supplemental Indenture No. 7 dated September 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1)(12)
4.17	Supplemental Indenture No. 8 dated December 30, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1)(13)
4.18	Supplemental Indenture No. 9 dated March 10, 2006 between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (14)
4.19	Supplemental Indenture No. 10 dated August 18, 2006 between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (15)
10.1	Form of Indemnification Agreement (Exhibit 10.1)(16)
10.2	1995 Stock Option Plan, as amended (17)*
10.3	Amended and Restated 2000 Executive Incentive Plan (Annex A) (18)*
10.4	Form of Stock Option Agreement for stock options awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.3) (19)*
10.5	Form of Restricted Stock Agreement for restricted stock awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.4) (19)*
10.6	IRT 1989 Stock Option Plan, assumed by the Company (20)*
10.7	IRT 1998 Long-Term Incentive Plan, assumed by the Company (21)*
10.8	2004 Employee Stock Purchase Plan (Annex B) (18)*
10.9
Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy, Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No. 3) (22)

10.10	Stock Exchange Agreement dated May 18, 2001 among the Company, First Capital Realty Inc. and First Capital America Holding Corp (23)
10.11	Use Agreement, regarding use of facilities, by and between Gazit (1995), Inc. and the Company, dated January 1, 1996. (Exhibit 10.15, Amendment No. 1) (22)
10.12	Subscription Agreement, dated October 4, 2000, made by Alony Hetz Properties & Investments, Ltd. (Exhibit 10.13) (24)
10.13	Stockholders Agreement, dated October 4, 2000, among the Company, Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.14) (24)
10.14
First Amendment to Stockholders Agreement, dated December 19, 2001, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.15) (24)

10.15
Second Amendment to Stockholders Agreement, dated October 28, 2002, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (25)

10.16	Third Amendment to Stockholders Agreement, dated May 23, 2003, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (9)
10.17	Chairman Compensation Agreement effective as of January 1, 2007 between the Company and Chaim Katzman (Exhibit 10.1) (26)*
10.18	First Amended and Restated Employment Agreement effective as of September 15, 2006 between the Company and Jeffrey S. Olson (Exhibit 10.2) (26)*
10.19	Employment Agreement effective as of November 15, 2006 between the Company and Gregory R. Andrews (Exhibit 10.3) (26)*
10.20	Employment Agreement, effective as of November 6, 2006 between the Company and Jeffrey S. Stauffer (Exhibit 10.4) (26)*
10.21	Employment Letter effective as of May 31, 2005 between the Company and David Briggs (Exhibit 10.2) (27)*
10.22	Registration Rights Agreement, dated October 28, 2002, between the Company and certain Purchasers (Exhibit 99.3) (28)
10.23
Amended and Restated Credit Agreement, dated as of January 17, 2006, among the Company, each of the financial institutions initially a signatory thereto, Wachovia Bank National Association and SunTrust Bank, as Co-Syndication Agents, PNC Bank National Association and JP Morgan Chase Bank, N.A., as Co-Documentation Agents, Bank of America, N.A., Harris Nesbitt (Bank Of Montreal) and Branch Banking and Trust Company, as Managing Agents, and Wells Fargo Bank, National Association as Administrative Agent and as Sole Lead Arranger. (Exhibit 10.1)(29)

10.24	Clarification Agreement and Protocol, dated as of January 1, 2004, among the Company and Gazit-Globe (1982), Ltd. (Exhibit 10.2) (30)
10.25	Equity One, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit 10.1) (31)*
10.26	Consulting Agreement effective as of January 1, 2007 between the Company and Doron Valero (Exhibit 10.6) (26)
12.1	Ratios of Earnings to Fixed Charges
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*Identifies employee agreements, management contracts, compensatory plans or other arrangements.

(1)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2003, and incorporated by reference herein.

(3)	Previously filed by IRT Property Company as an exhibit to IRT’s Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated by reference herein.

(4)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 26, 1996, and incorporated by reference herein.

(5)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on August 13, 1997, and incorporated by reference herein.

(6)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.

(7)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.

(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.

(9)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, and incorporated by reference herein.

(10)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and incorporated by reference herein.

(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 31, 2004, and incorporated by reference herein.

(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 20, 2005, and incorporated by reference herein.

(13)	Previously filed as an exhibit to our Annual Report on Form 10-K on March 3, 2006, and incorporated by reference herein.

(14)	Previously filed as an exhibit to our Current Report on Form 8-K on March 13, 2006, and incorporated by reference herein.

(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2006, and incorporated by reference herein.

(16)	Previously filed as an exhibit to our Annual Report on Form 10-K on March 16, 2005, and incorporated by reference herein.

(17)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 30, 1999, and incorporated herein by reference.

(18)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 21, 2004, and incorporated herein by reference.

(19)	Previously filed with our Current Report on Form 8-K filed on February 18, 2005, and incorporated by reference herein.

(20)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 22, 1989, and incorporated herein by reference.

(21)	Previously filed by IRT Property Company with IRT’s definitive Proxy Statement for the Annual Meeting of Stockholders held on May 22, 1998, and incorporated herein by reference.

(22)	Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated herein by reference.

(23)	Previously filed as Appendix A to our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001 and incorporated herein by reference.

(24)	Previously filed with our Annual Report Form 10-K/A filed on March 18, 2002, and incorporated herein by reference.

(25)	Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2002, and incorporated by reference herein.

(26)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q on November 9, 2006, and incorporated by reference herein.

(27)	Previously filed as an exhibit to our Current Report on Form 8-K on June 1 2005, and incorporated by reference herein.

(28)	Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.

(29)	Previously filed as an exhibit to our Current Report on Form 8-K on January 20, 2006, and incorporated by reference herein.

(30)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2004, and incorporated by reference herein.

(31)	Previously filed as an exhibit to our Current Report on Form 8-K on July 7, 2005, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2007	EQUITY ONE, INC.

By: /s/ Jeffrey S. Olson Jeffrey S. Olson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Jeffrey S. Olson	President and Chief Executive Officer	February 28, 2007
Jeffrey S. Olson	(Principal Executive Officer and Director)

/s/ Gregory R. Andrews	Executive Vice President and	February 28, 2007
Gregory R. Andrews	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Chaim Katzman	Chairman of the Board	February 28, 2007
Chaim Katzman

/s/ Noam Ben Ozer	Director	February 28, 2007
Noam Ben Ozer

Director
James S. Cassel

s/ Cynthia Cohen	Director	March 1, 2007
Cynthia Cohen

/s/ Neal Flanzraich	Director	February 28, 2007
Neal Flanzraich

/s/ Patrick L. Flinn	Director	February 28, 2007
Patrick L. Flinn

/s/ Natan Hetz	Director	March 1, 2007
Nathan Hetz

/s/ Peter Linneman	Director	February 27, 2007
Peter Linneman

Director
Dori Segal

EQUITY ONE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Management Report on Internal Control Over Financial Reporting	F-1

Report of Independent Registered Public Accounting Firm on Management Report on Internal Control over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firms	F-4

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-6

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-7 - F-8

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	F-9

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	F-10

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-11 - F-12

Notes to the Consolidated Financial Statements	F-13 - F-44

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Equity One, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Equity One, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods then ended of the Company and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

Miami, Florida
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Equity One, Inc.

We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended.  Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity One, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method at the beginning of fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

Miami, Florida
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Equity One, Inc.
North Miami Beach, Florida

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Equity One, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the Company’s results of operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the financial statements, the accompanying financial statements have been retrospectively adjusted for discontinued operations.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 11, 2005 (February 28, 2007, as to the effects
of the discontinued operations described in Note 9)

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 and 2005
(In thousands, except per share amounts)

	2006	2005
ASSETS
PROPERTIES:
Income producing	$1,896,843	$1,661,243
Less: accumulated depreciation	(144,825)	(111,031)
Income-producing property, net	1,752,018	1,550,212
Construction in progress and land held for development	113,340	64,202
Property held for sale	20,353	282,091
Properties, net	1,885,711	1,896,505
CASH AND CASH EQUIVALENTS	-	102
CASH HELD IN ESCROW	1,547	-
ACCOUNTS AND OTHER RECEIVABLES, NET	18,967	17,600
SECURITIES	75,102	67,588
GOODWILL	13,092	12,013
OTHER ASSETS	57,430	58,225
TOTAL	$2,051,849	$2,052,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
NOTES PAYABLE
Mortgage notes payable	$391,647	$392,480
Mortgage notes payable related to property held for sale	-	54,445
Unsecured revolving credit facilities	76,500	93,165
Unsecured senior notes payable	591,187	465,404
	1,059,334	1,005,494
Unamortized premium/discount on notes payable	10,322	15,830
Total notes payable	1,069,656	1,021,324
OTHER LIABILITIES
Accounts payable and accrued expenses	36,565	40,161
Tenant security deposits	9,622	9,561
Other liabilities	9,339	6,833
Total liabilities	1,125,182	1,077,879
MINORITY INTEREST	989	1,425
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value - 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value - 100,000 shares authorized, 72,756 and 75,409 shares issued and outstanding for 2006 and 2005, respectively	728	754
Additional paid-in capital	895,247	955,378
Retained earnings	37,201	22,950
Accumulated other comprehensive (loss) income	(7,498)	3,404
Unamortized restricted stock compensation	-	(9,692)
Notes receivable from issuance of common stock	-	(65)
Total stockholders’ equity	925,678	972,729
TOTAL	$2,051,849	$2,052,033
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In thousands, except per share amounts)

	2006	2005	2004
REVENUE:
Minimum rents	$176,474	$159,017	$143,663
Expense recoveries	51,076	44,251	38,146
Termination fees	1,741	4,776	3,435
Percentage rent	2,063	1,717	1,834
Management and leasing services	2,067	498	179
Total revenue	233,421	210,259	187,257
COSTS AND EXPENSES:
Property operating	65,102	55,701	50,005
Services	1,861	229	82
Lease termination	1,002	-	-
Rental property depreciation and amortization	42,012	34,996	29,976
General and administrative	26,895	17,281	16,601
Total costs and expenses	136,872	108,207	96,664
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	96,549	102,052	90,593
OTHER INCOME AND (EXPENSES):
Interest expense	(54,458)	(47,795)	(41,486)
Amortization of deferred financing fees	(1,490)	(1,454)	(1,335)
Investment income	7,487	7,941	2,346
Gain on the sale of real estate	6,937	-	-
Equity in income of unconsolidated joint ventures	1,650	-	-
Gain on extinguishment of debt	165	-	-
Other income	389	-	358
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	57,229	60,744	50,476
MINORITY INTEREST	(206)	(188)	(576)
INCOME FROM CONTINUING OPERATIONS	57,023	60,556	49,900
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	4,764	20,725	25,841
Gain on disposal of income-producing properties	115,168	11,460	22,176
Minority interest	-	-	(113)
Income from discontinued operations	119,932	32,185	47,904
NET INCOME	$176,955	$92,741	$97,804

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands, except per share amounts)

	2006	2005	2004
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE
Income from continuing operations	$0.77	$0.82	$0.71
Income from discontinued operations	1.63	0.44	0.68
Total basic earnings per share	$2.40	$1.26	$1.39
NUMBER OF SHARES USED IN COMPUTING BASIC EARNINGS PER SHARE	73,598	73,840	70,447
DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.77	$0.81	$0.69
Income from discontinued operations	1.61	0.43	0.68
Total diluted earnings per share	$2.38	$1.24	$1.37
NUMBER OF SHARES USED IN COMPUTING DILUTED EARNINGS PER SHARE	74,324	74,790	72,036

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands, except per share amounts)

	2006	2005	2004

NET INCOME	$176,955	$92,741	$97,804
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding (loss) gain on securities available for sale	(9,780)	4,330	4,633
Changes in fair value of cash flow hedges	(2,574)	--	122
Reclassification adjustment for gain (loss) on the sale of securities included in net income	29	(5,559)	--
Net realized gain on settlement of interest rate contracts	1,543	-	-
Amortization of interest rate contracts	(120)	-	-
COMPREHENSIVE INCOME	$166,053	$91,512	$102,559
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Unamortized Restricted Stock Compensation	Notes Receivable from the Issuance of Common Stock	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2004	$694	$843,678	$-	$(122)	$(10,091)	$(3,607)	$830,552
Issuance of common stock	42	77,853	-	-	(1,837)	-	76,058
Stock issuance cost	-	(334)	-	-	-	-	(334)
Repayments of notes receivable from issuance of common stock	-	-	-	-	-	3,457	3,457
Net income	-	-	97,804	-	-	-	97,804
Dividends paid	-	(581)	(80,323)	-	-	-	(80,904)
Changes in fair value of cash flow hedges	-	-	-	122	-	-	122
Net unrealized holding gain on securities available for sale	-	-	-	4,633	-	-	4,633
BALANCE, DECEMBER 31, 2004	736	920,616	17,481	4,633	(11,928)	(150)	931,388
Issuance of common stock	18	34,943	-	-	2,236	-	37,197
Stock issuance cost	-	(181)	-	-	-	-	(181)
Repayments of notes receivable from issuance of common stock	-	-	-	-	-	85	85
Net income	-	-	92,741	-	-	-	92,741
Dividends paid	-	-	(87,272)	-	-	-	(87,272)
Net unrealized holding loss on securities available for sale	-	-	-	(1,229)	-	-	(1,229)
BALANCE, DECEMBER 31, 2005	754	955,378	22,950	3,404	(9,692)	(65)	972,729
Cumulative effect of change in accounting principle	(5)	(5,188)	-	-	9,692	-	4,499
Issuance of common stock	9	8,074	-	-	-	-	8,083
Stock issuance cost	-	(69)	-	-	-	-	(69)
Repurchase of common stock	(30)	(69,073)	-	-	-	-	(69,103)
Share-based compensation expense		6,125	-	-	-	-	6,125
Repayments of notes receivable from issuance of common stock	-	-	-	-	-	65	65
Net income	-	-	176,955	-	-	-	176,955
Dividends paid	-	-	(162,704)	-	-	-	(162,704)
Other comprehensive loss	-	-		(10,902)	-	-	(10,902)
BALANCE, DECEMBER 31, 2006	$728	$895,247	$37,201	$(7,498)	$-	$-	$925,678

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In thousands, except per share amounts)

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$176,955	$92,741	$97,804
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(4,066)	(4,450)	(3,835)
Amortization of above/(below) market lease intangibles	(2,612)	(1,006)	(192)
Provision for losses on accounts receivable	742	893	199
Amortization of premium on notes payable	(5,864)	(5,159)	(4,958)
Amortization of deferred financing fees	1,503	1,512	1,459
Rental property depreciation and amortization	44,791	43,445	37,215
Stock-based compensation	6,125	5,973	5,401
Amortization of derivatives	(120)	-	-
Gain on disposal of real estate and income-producing properties	(122,105)	(11,460)	(22,334)
Gain on sale of securities	(282)	(5,223)	(593)
Equity in (income) loss of unconsolidated joint ventures	(1,853)	-	46
Operating distributions from unconsolidated joint ventures	1,373	-	-
Minority interest	206	188	689
Changes in assets and liabilities:
Accounts and other receivables	(1,988)	(1,832)	(2,406)
Other assets	1,807	(2,768)	(2,147)
Accounts payable and accrued expenses	2,946	3,674	4,662
Tenant security deposits	60	1,002	853
Other liabilities	(2,975)	(338)	1,247
Net cash provided by operating activities	94,643	117,192	113,110
INVESTING ACTIVITIES:
Additions to and purchases of rental property	(186,006)	(36,081)	(263,640)
Purchases of land held for development	(45,784)	(29,290)	(4,214)
Additions to construction in progress	(47,429)	(23,058)	(21,557)
Proceeds from disposal of real estate and income-producing properties	411,090	44,024	72,568
Increase in cash held in escrow	(1,547)	(51)	-
Distributions from unconsolidated joint ventures from sale of property	1,935	(12)	3,119
Increase in deferred leasing costs	(6,163)	(5,877)	(6,668)
Additions to notes receivable	(33)	(4,227)	-
Proceeds from repayments of notes receivable	5,735	40	6,090
Proceeds from sale of securities	12,852	32,764	5,814
Cash used to purchase securities	(29,837)	(60,603)	(36,363)
Net cash provided by (used in) investing activities	114,813	(82,371)	(244,851)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(88,880)	(48,131)	(25,721)
Net (repayments) borrowings under revolving credit facilities	(16,665)	(53,835)	(15,000)
Proceeds from senior debt offerings	246,868	118,606	198,550
Repayment of senior debt	(125,000)	-	-
Increase in deferred financing costs	(1,947)	(463)	(1,926)
Proceeds from issuance of common stock	8,083	31,510	58,304
Stock issuance costs	(69)	(181)	(334)
Repurchases of common stock	(69,103)	-	-
Repayment of notes receivable from issuance of common stock	65	85	3,457
Cash dividends paid to stockholders	(162,704)	(87,272)	(80,904)
Distributions to minority interest	(206)	(160)	(529)
Net cash (used in) provided by financing activities	$(209,558)	$(39,841)	$135,897

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands, except per share amounts)

	2006	2005	2004

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(102)	$(5,020)	$4,156
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	102	5,122	966
CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$102	$5,122
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$57,684	$55,249	$50,155
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain (loss) on securities	$(9,753)	$(1,229)	$4,633
Change in fair value of hedges	$(2,574)		$122
Conversion of operating partnership units			$14,108
Note receivable from sale of property			$9,355
The Company acquired and assumed mortgages on some of the rental property acquisitions:
Fair value of rental property	$58,551		$148,416
Assumption of mortgage notes payable	(33,602)		(61,674)
Fair value adjustment of mortgage notes payable	(1,863)		(2,697)
Cash paid for rental property	$23,086		$84,045
The Company issued senior unsecured notes:
Face value of notes	$250,000	$120,000	$200,000
Underwriting costs	(1,624)	(780)	(1,200)
Discount	(1,508)	(614)	(250)
Cash received	$246,868	$118,606	$198,550

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.   Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by leading supermarkets, drug stores or discount retail store chains.

Basis of Presentation

The consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those partnerships where the Company has financial and operating control. Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies” or the “Company.”

Investments in joint ventures not controlled by the Company are accounted for under the equity method of accounting where the Company has concluded that the venture is not a variable interest entity or the Company is not the primary beneficiary and subject to the consolidation rules of FIN 46(R), “Consolidation of Variable Interest Entities.”

All significant intercompany transactions and balances have been eliminated in consolidation.

Portfolio

As of December 31, 2006, the Company owns or has interests in 179 properties consisting of 166 shopping centers, six development parcels and seven non-retail properties.

2.   Summary of Significant Accounting Policies

Properties

Income-producing property is stated at cost and includes all costs related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of assets, are capitalized.

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

The cost approach is used as the primary method to estimate the fair value of the buildings, improvements and other assets. The cost approach is based upon the current costs to develop the particular asset in that geographic location, less an allowance for physical and functional depreciation. The assigned value for buildings and improvements is based on an as if vacant basis. The market value approach is used as the primary method to estimate the fair value of the land. The determination of the fair value of contractual intangibles is based on the costs incurred to originate a lease, including commissions and legal costs, excluding any new leases negotiated in connection with the purchase of a property. In-place lease values are based on management’s evaluation of the specific characteristics of each lease and the Company’s overall relationship with each tenant. Among the factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant’s credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, given the specific market conditions. Above-market and below-market lease values are determined based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The value of contractual intangibles is amortized over the remaining term of each lease. The Company allocates no value to customer relationship intangibles if it has pre-existing business relationships with the retailers. Other than as discussed above, the Company has determined that its real estate properties do not have any other significant identifiable intangibles.

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

Total interest expense capitalized to construction in progress and land held for development was $5.8 million, $3.4 million, and $3.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Property Held for Sale

Under Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the definition of a component of an entity, assuming no significant continuing involvement, requires that operating properties that are sold or classified as held for sale be accounted for as discontinued operations. Given the nature of real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held for sale generally represent only those properties that management has determined meet the criteria and are likely to close within the requirements set forth in Statement 144. Accordingly, the results of operations of operating properties disposed of, or classified as held for sale for which the Company has no significant continuing involvement are reflected as discontinued operations.

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

When assets are identified by the Company as held for sale, the Company estimates the sales prices, net of selling costs, of such assets. Assets that will be sold together in a single transaction are aggregated in determining if the net sales proceeds of the group are expected to be less than the net book value of the assets. If, in management’s opinion, the net sales prices of the assets, which have been identified for sale, are expected to be less than the net book value of the assets, an impairment charge is recorded. For the year ended December 31, 2006, $86,000 of impairment loss was recognized related to a property that was subsequently sold and is reflected in income from discontinued operations.

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

Accounts Receivable

Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants. Management evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect amounts estimated to be uncollectible. The allowance for doubtful accounts was approximately $1.6 million and $1.5 million at December 31, 2006 and 2005, respectively.

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

As of December 31, 2006, the Company indirectly owned approximately 3.8 million ordinary shares of DIM Vastgoed N.V. (“DIM”), representing 48.7% of the total outstanding ordinary shares. In addition, the Company has committed to buy, in September 2007, certificates representing an additional 45,000 ordinary shares for total consideration of $941,000. DIM is a public company organized under the laws of the Netherlands, the shares of which are listed on Euronext Amsterdam and which operates as a closed-end investment company owning and operating a portfolio of 20 shopping center properties aggregating approximately 2.5 million square feet in the southeastern United States. DIM’s capital structure includes priority shares and ordinary shares. The priority shares are 100% owned by a foundation that is controlled by its supervisory board. The ordinary shares have voting rights; however, only the priority shares have the right to nominate members to the supervisory board and to approve certain other corporate matters. As of December 31, 2006, management believes that the investment in DIM should be accounted for as an available-for-sale security because, as of that date, the Company was unable to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, the Company was unable to participate in the affairs of DIM’s supervisory board.

As of December 31, 2006, the fair value of DIM’s ordinary shares is less than the carrying amount of the Company’s investment. The Company’s aggregate cost is $77.9 million and, based on the closing market price on December 31, 2006, the ordinary shares of DIM had a fair value of $71.4 million. This results in an unrealized loss of $6.5 million. The Company has evaluated the near-term prospects of DIM in relation to the severity and the duration of the impairment, the thin trading market for DIM shares and the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the carrying cost. As a result of these factors and the Company’s own evaluation of the net asset value of the underlying properties of DIM, the Company does not consider the investment to be other-than-temporarily impaired at December 31, 2006.

As of December 31, 2006, the Company owned 133,800 shares of preferred stock of a publicly traded REIT that had a fair value of $3.6 million, a carrying amount of $3.4 million and an unrealized gain of approximately $200,000.

During 2006, the Company held debt securities of Winn Dixie Stores, Inc. (“Winn Dixie”). Upon the emergence from bankruptcy protection in November 2006, the Company transferred its debt securities from held to maturity to available for sale and sold its holdings with a cost basis of $12.4 million for approximately $12.1 million, which resulted in a net gain of $247,000. Also, as a result of Winn Dixie’s reorganization, a portion of the debt securities were converted into common stock of Winn Dixie.

As of December 31, 2006, the Company owned 13,450 shares of common stock of Winn Dixie that had fair value of $182,000, a carrying amount of $170,000 and an unrealized gain of approximately $12,000.

The specific identification method is used to determine realized gain or loss on securities sold.

The following table reflects the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed other-than-temporarily impaired (in thousands):

	As of December 31,
	2006		2005
Investment	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$71,358	$6,578	-	-
Debt securities	-	-	$11,130	$788

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

Management cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $13.1 million at December 31, 2006. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s tenant base, or a materially negative change in its relationships with significant tenants.

Goodwill was included in the determination of the gain on disposal of real estate due to the disposition of certain properties. For the years ended December 31, 2006, 2005 and 2004, $604,000, $325,000, and $539,000, respectively, was included in the gain on sale.

Investments in and Advances to Unconsolidated Ventures

The Company had direct equity investments in joint venture projects. The Company accounts for these investments in unconsolidated ventures using the equity method of accounting, as the Company exercises significant influence over, but does not control and is not the primary beneficiary of, these entities. These investments are initially recorded at cost, as “Investments in and advances to unconsolidated ventures,” and subsequently adjusted for equity in earnings and cash contributions and distributions.

Minority interest

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of the Company, entered into a limited partnership as a general partner. An income-producing shopping center (“Walden Woods Village”) was contributed by its owners (the “Minority Partners”), and the Company contributed 93,656 shares of the Company’s common stock (the “Walden Woods Shares”) to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net value of property contributed by the Minority Partners, the limited partners received 93,656 partnership units. The Company has entered into a Redemption Agreement with the Minority Partners whereby the Minority Partners can request that the Company purchase either their limited partnership units or any shares of common stock which they received in exchange for their partnership units at a price of $10.30 per unit or per share no earlier than two years nor later than fifteen years after the exchange date of January 1, 1999. As a result of the Redemption Agreement, the Company has consolidated the accounts of the partnership with the Company’s financial data. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the Walden Woods Shares except to the extent of dividends. Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared. The Walden Woods Shares are not considered outstanding in the consolidated financial statements and are excluded from the share count in the calculation of primary earnings per share.

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

Use of Derivative Financial Instruments

The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the consolidated balance sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, are recognized in earnings in the current period.

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

The Company currently has in place an aggregate notional amount of $85.0 million of treasury locks, at a weighted average interest rate of 5.10% per annum, which were executed to hedge the benchmark interest rate associated with forecasted interest payments relating to an anticipated issuance of fixed-rate borrowings by August 2007.

The Company entered into an aggregate notional amount of $95.0 million of treasury locks which were terminated in connection with the issuance of the $125 million 6.0% senior unsecured notes in March 2006. The realized gain of $1.5 million on these hedging relationships has been deferred in other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.

During 2004, concurrent with the issuance of the $200 million 3.875% senior unsecured notes, the Company entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $3.8 million as of December 31, 2006. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

Notes receivable from issuance of common stock

As a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company is generally prohibited from making loans to directors and executive officers. Prior to the adoption of the Sarbanes-Oxley Act of 2002, the Company had loaned $7.1 million to various executives in connection with their exercise of options to purchase shares of the Company’s common stock. All of the loans have been repaid as of December 31, 2006. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, there were no material modifications to the terms of the outstanding loans granted to executives or any other loans granted.

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

The Company has been engaged by joint ventures and other third parties to provide property management and leasing services. The fees are generally calculated as a percentage of either revenues received or reimbursement of costs and are recognized as services are provided.

The company accounts for profit recognition on sales of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) Statement No. 66, “Accounting for Sales of Real Estate. In summary, profits from sales will not be recognized by the Company unless a sale has been consummated; the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property. The sales of operating properties where we do not have continuing involvement are reflected in discontinued operations.

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to a potential loss in rental revenue, expense recoveries, and percentage rent that is magnified as a result of the tenant renting space in multiple locations. Generally, the Company does not obtain security from its national or regionally based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. However, Publix Super Markets accounts for over 10% of the Company’s annualized minimum rent, or approximately $19.5 million of annualized minimum rent. No other tenant accounts for over 5% of the Company’s annualized minimum rent.

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

At December 31, 2006 and 2005, the accompanying financial statement basis of assets and liabilities exceeds the tax basis by approximately $225.5 million and $283.7 million, respectively.

The following summarizes the tax status of dividends paid:

	Years Ended December 31,
	2006	2005	2004
Dividend paid per share	$2.20	$1.17	$1.13
Ordinary income	23.62%	68.17%	68.67%
Return to capital	29.86%	26.92%	31.33%
Capital gains	46.52%	4.91%	-

Stock-Based Compensation

Cumulative Effect of Change in Accounting Principle

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principle Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no stock-based compensation costs were recognized in the statement of operations for stock options, as options granted had an exercise price equal to the market value of common shares on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized beginning January 1, 2006, includes (a) compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has used the binomial option-pricing model to estimate the fair value of each option grant.

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

Share-Based Compensation Subsequent to the Adoption of SFAS 123(R)

Share-based compensation expense charged against earnings for the year ended December 31, 2006, was $6.1 million, of which $748,000 related to stock options and $12,000 related to Employee Stock Purchase Plan from the adoption of SFAS 123(R) and $5.4 million related to restricted stock grants. Share-based compensation capitalized as part of properties and related assets for the year ended December 31, 2006 was $178,000. If the Company had not adopted SFAS No. 123(R), net income for the year ended December 31, 2006 would have excluded $760,000 of share-based compensation related to options and the employee stock purchase plan.

Pro Forma Information for Periods Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to our stock-based compensation for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
As reported	$92,741	$97,804
Stock-based employee compensation expense included in reported net income	5,660	5,163
Total fair value stock-based employee compensation expense for all awards	(6,486)	(5,926)
	$91,915	$97,041
As reported	$1.26	$1.39
	$1.24	$1.38
As reported	$1.24	$1.37
	$1.23	$1.36

Segment information

The Company’s properties are community and neighborhood shopping centers located predominantly in high-growth and high-barrier markets in the southern and northeastern United States. Each of the Company’s centers is a separate operating segment which has been aggregated and reported as one reportable segment because they have characteristics so similar that they are expected to have essentially the same future prospects. The economic characteristics include similar returns, occupancy and tenants. In addition, each center is located near a metropolitan area with similar economic demographics and site characteristics. No individual property constitutes more than 10% of the Company’s combined revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, none of the shopping centers are located outside the United States.

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

New accounting pronouncements

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments, (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005, and the Company continued to apply relevant “other-than-temporary” guidance, as provided for in FSP EITF 03-1-1 during fiscal 2005. The adoption in 2006 of the guidance of FSP FAS 115-1 and FAS 124-1 did not have a significant effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the SEC amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. Public companies with calendar year-ends would be required to adopt the provision of the standard effective for fiscal years beginning after September 15, 2005. The adoption on January 1, 2006 by the Company of SFAS 123(R)’s fair value method had an impact on the Company’s results of operations, although it did not have any impact on the Company’s overall financial position. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption. Had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact as presented in the disclosure of pro forma net income and earnings per share in Note 2, Stock-Based Compensation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction (SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and was adopted by the Company in the first quarter of 2006. The adoption of this standard did not materially impact the Company’s financial position, results of operations or cash flows of the Company.

In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) that became effective for the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”). EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-02 will be effective as of January 1, 2007 and will impact the accounting for certain of the Company’s employment arrangements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard is not expected to materially impact how the Company measures fair value.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires recognition of the over funded or under funded status of a benefit postretirement plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the effective provisions of this standard did not have a material impact on the Company’s consolidated financial statements and the measurement provisions are not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of this standard did not materially impact the Company’s financial statements.

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

Available for Sale Securities. The fair value estimated at December 31, 2006 and 2005 was $75.1 million and $55.6 million, respectively, based on the closing market prices of the securities. The unrealized holding loss was $6.3 million at December 31, 2006, and an unrealized holding gain of $3.4 million at December 31, 2005.

Mortgage Notes Payable. The fair value estimated at December 31, 2006 and 2005 was $413.4 million and $463.0 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms.

Unsecured Revolving Credit Facilities. The fair value was estimated by using the current rates at which similar loans would be made and remaining terms. The carrying amounts reported in the balance sheets approximate fair value.

Unsecured Senior Notes Payable. The fair value estimated at December 31, 2006 and 2005 was $568.8 million and $453.0 million, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms.

3.	Properties

Composition in the consolidated balance sheets:	December 31,
	2006	2005
	(thousands)
Land and land improvements	$802,925	$700,680
Building and building improvements	1,054,467	932,769
Tenant improvements	39,451	27,794
	1,896,843	1,661,243
Less: accumulated depreciation	(144,825)	(111,031)
Income-producing property, net	$1,752,018	$1,550,212

Acquisitions

The following table reflects a series of individual properties that were acquired during 2006:

Property	Location	Month Purchased	Square Feet/ Acres	Purchase Price (000’s)

Dolphin Village	St. Pete Beach, FL	January	138,129	$ 28,000
Brookside Plaza	Enfield, CT	January	210,787	28,500
Commonwealth II	Jacksonville, FL	January	53,598	600
Piedmont Peachtree Crossing	Buckhead, GA	March	152,239	47,950
Prosperity Office Building	Palm Beach Gardens, FL	March	3,200	1,400
Alafaya Village	Orlando, FL	April	39,477	6,638
Chestnut Square out parcel	Brevard, NC	April	1,070	475
Sunpoint Shopping Center	Ruskin, FL	May	132,374	7,500
Chapel Trail Plaza	Pembroke Pines, FL	May	56,378	8,900
Deep Creek land	Fairburn, GA	June	101 acres	8,000
Milestone Plaza	Greenville, SC	August	93,655	20,200
Shoppes at Quail Roost	Miami, FL	August	73,550	15,435
Coral Reef Shopping Center	Palmetto Bay, FL	September	74,680	21,200
Pointe Royale out parcel	Miami, FL	September	6,897	1,350
Westport out parcels (2)	Davie, FL	September	9,768	2,200
Webster Plaza	Webster, MA	October	200,681	17,825
Oaktree Plaza	North Palm Beach, FL	October	24,145	3,850
St. Lucie Land	Port St. Lucie, FL	November	15.93 acres	7,633
Hampton Oaks	Atlanta, GA	November	13.2 acres	2,400
Midpoint Center	Cape Coral, FL	December	75,386	12,450
Shoppes of Andros Isles	West Palm Beach, FL	December	79,420	13,835
South Point Center	Vero Beach, FL	December	64,790	14,590
Total				$270,931

No equity interests were issued or issuable in connection with the above purchases and no contingent payments, options or commitments are provided for in the agreements. No goodwill was recorded in conjunction with any of the individual property acquisitions.

The amounts assigned to intangibles consisting of in-place leases, lease origination costs and below-market leases (net of above-market leases) are $8.2 million, $2.3 million and $11.8 million, respectively. The weighted average amortization period is 10.4 years.

4.	Accounts and Other Receivables

Composition in the consolidated balance sheets:	December 31,
	2006	2005
	(thousands)
Tenants	$18,312	$16,456
Other	2,264	2,677
Allowance for doubtful accounts	(1,609)	(1,533)
Total accounts and other receivables	$18,967	$17,600

5.	Investments in Joint Ventures

The Company accounts for investments in which it has significant influence over operating and financial policies of the investee, but does not have a controlling financial interest and is not the primary beneficiary, using the equity method of accounting. The Company has determined that these investments do not meet the consolidation criteria of variable interest entities. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in income of unconsolidated joint ventures over the expected useful lives of the properties and other intangible assets

The following is a summary of the Company’s investments in unconsolidated joint ventures at December 31, 2006 and 2005 (in thousands):

Entity	Location	Ownership	December 31, 2006	December 31, 2005
Parcel F, LLC	Palm Beach Gardens, FL	50.0%	$-	$285
EQYInvest Texas, LLC(1)	Texas	20.0%	-	-
Total investments in and advances to joint ventures			$-	$285

    (1) Formed and disposed of during 2006.

The Company has included in other assets in its consolidated balance sheets its investment in unconsolidated joint ventures.

The following is a brief summary of the interest and obligations in unconsolidated joint ventures:

Parcel F, LLC. The Company had a 50% interest in this joint venture that owned a parcel of land that was sold in May 2006. The Company’s pro rata share of the gain was approximately $1.6 million. The joint venture has been subsequently liquidated.

EQYInvest Texas, LLC. The Company had a 20% interest in this joint venture, which interest was obtained in connection with the sale of the Texas Properties in April 2006. The Company sold its interest in the joint venture in December 2006 and is no longer a member of the joint venture (see Note 9).

A summary of financial information for the joint ventures being reported on the equity method of accounting is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Rental revenue	$25,368	-	$2,026
Expenses:
Operating expenses	7,297	-	620
Interest and amortization of deferred financing fees	11,555	-	970
Depreciation and amortization	9,546	-	459
Other expense	-	-	69
Gain on sale of real estate	(3,300)	-	-
Total expenses	25,098	-	2,118
Net income (loss)	$270	-	$(92)
The Company’s equity in operations of unconsolidated joint ventures reported in:
Continuing operations	$1,650	-	-
Discontinued operations	$(203)	-	$(46)

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

6. Other Assets

Composition in the consolidated balance sheets:	December 31,
	2006	2005
	(thousands)
Notes receivable, bearing interest at 7.25% through 10.0% per annum, maturing from September 2007 through November 2010	$4,800	$10,502
Deposits and escrow impounds	11,909	13,391
Deferred financing fees, net	6,307	4,237
Leasing commissions, net	11,134	10,226
Intangible assets, net	2,653	3,336
Furniture and equipment, net	2,700	2,641
Prepaid and other assets	17,927	13,892
Total other assets	$57,430	$58,225

All amounts included as intangible assets (other than goodwill) are subject to amortization. The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2006 and 2005 was $14.9 million and $6.8 million, and accumulated amortization of $3.8 million and $1.3 million, respectively for in-place leases; $5.0 million and $2.7 million, and accumulated amortization of $1.3 million and $625,000, respectively, for lease origination costs; a contra-asset of $17.2 million and $5.4 million, and accumulated amortization of $3.3 million and $1.1 million, respectively for net above/below market leases; and $1.8 million and none and accumulated amortization of $38,000 and none, respectively, for lease incentives. For the years ended December 31, 2006, 2005 and 2004, the amortization for the intangible assets was $1.8 million, $624,000 and $317,000, respectively. The net amortization for the next five years for the recorded intangible assets is approximately $723,000, $33,000, $336,000, $50,000, and $233,000, respectively.

•  7.    Borrowings

The following is a summary of the Company’s borrowings, consisting of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities:

	December 31,
	2006	2005
Mortgage Notes Payable	(thousands)
Fixed rate mortgage loans	$391,647	$446,925
Unamortized net premium on mortgage notes payable	10,463	11,006
Total	$402,110	$457,931

The weighted average interest rate of the mortgage notes payable at December 31, 2006 and December 31, 2005 was 7.3% and 7.2%, respectively, excluding the effects of the net premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of the Company’s properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $76.4 million contain prohibitions on transfers of ownership which may have been violated by the Company’s previous issuances ofcommon stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, the Company will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company’s results of operations or financial condition.

	December 31,
	2006	2005
Unsecured Senior Notes Payable	(thousands)
7.77% Senior Notes, due 4/1/06	$-	$50,000
7.25% Senior Notes, due 8/15/07	-	75,000
3.875% Senior Notes, due 4/15/09	200,000	200,000
Fair value of interest rate swap	(3,813)	(4,596)
7.84% Senior Notes, due 1/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	120,000	120,000
6.0% Senior Notes, due 9/15/16	125,000	-
6.25% Senior Notes, due 1/15/17	125,000	-
Unamortized net premium (discount) on unsecured senior notes payable	(141)	4,824
Total	$591,046	$470,228

The weighted average interest rate of the unsecured senior notes at December 31, 2006 and 2005 was 5.67% and 5.20%, respectively, excluding the effects of the interest rate swap and net premium adjustment.

The Company exercised its rights to redeem the $75 million 7.25% senior notes due August 2007 on August 25, 2006.

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

	December 31,
	2006	2005
Unsecured Revolving Credit Facilities	(thousands)
Wells Fargo	$76,500	$93,000
City National Bank	-	165
Total	$76,500	$93,165

In January 2006, the Company entered into an amended and restated unsecured revolving credit facility, with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility has a maximum principal amount of $275.0 million and bears interest at the Company’s option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of the Company’s senior unsecured notes or (ii) Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company’s subsidiaries. Based on the Company’s current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $137.5 million, a $35.0 million swing line facility for short term borrowings, a $20.0 million letter of credit commitment and may, at the request of the Company, be increased up to a total commitment of $400.0 million. The facility expires January 17, 2009 with a one-year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility. The facility also prohibits stockholder distributions in excess of 95% of funds from operations calculated at the end of each fiscal quarter for the four fiscal quarters then ending, unless a waiver has been granted allowing such action. Notwithstanding this limitation, the Company can make stockholder distributions to avoid income taxes on asset sales. If a default under the facility exists, the Company’s ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The weighted average interest rate at December 31, 2006 and December 31, 2005, was 5.63% and 4.68%, respectively. The facility also provides collateral for $3.6 million in outstanding letters of credit.

The Company also has a $5.0 million unsecured credit facility with City National Bank of Florida, of which there was no outstanding balance at December 31, 2006 and a balance of $165,000 at December 31, 2005. This facility also provides collateral for $1.4 million in outstanding letters of credit.

As of December 31, 2006, the availability under the various credit facilities was approximately $ $114.3 million net of outstanding balances and letters of credit.

Principal maturities (including scheduled amortization payments) of the notes payable as of December 31, 2006 are as follows (in thousands):

Year ending December 31,	Amount
2007	$13,069
2008	38,976
2009	28,295
2010	361,457
2011	101,513
Thereafter	519,837
Total	$1,063,147

Interest costs incurred, excluding amortization of discount/premium, were $64.8 million, $60.5 million and $55.3 million in the years ended December 31, 2006, 2005, 2004, respectively, of which $5.8 million, $3.4 million and $3.2 million were capitalized in the years ended December 31, 2006, 2005, 2004, respectively.

8. Consolidating Financial Information

As of December 31, 2006, most of the Company’s subsidiaries have guaranteed the Company’s unsecured senior debt. The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet	Equity One, Inc.	Guarantors Combined Subsidiaries	Non Guarantors	Eliminating Entries		Consolidated Equity One
As of December 31, 2006 (in thousands)
ASSETS
Properties, net	$355,817	$1,003,181	$526,713		$-	$1,885,711
Investment in affiliates	700,622	140,134	(201,618)		(639,138)	-
Other assets	48,778	31,028	86,332		-	166,138

Total	$1,105,217	$1,174,343	$411,427	$	(639,138)	$2,051,849
LIABILITIES
Mortgage notes payable	$47,113	$99,867	$244,667		$-	$391,647
Unsecured revolving credit facilities	76,500	-	-		-	76,500
Unsecured senior notes	591,187	-	-		-	591,187
Unamortized premium on notes payable	11	2,346	7,965		-	10,322
Other liabilities	26,078	21,076	8,372		-	55,526
Total liabilities	740,889	123,289	261,004		-	1,125,182

MINORITY INTEREST	-	-	-		989	989

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	364,328	1,051,054	150,423		(640,127)	925,678
Total	$1,105,217	$1,174,343	$411,427		$(639,138)	$2,051,849

Condensed Balance Sheet	Equity One, Inc.	Guarantors Combined Subsidiaries	Non Guarantors	Eliminating Entries	Consolidated Equity One
As of December 31, 2005 (in thousands)
ASSETS
Properties, net	$356,624	$1,085,261	$454,620	$-	$1,896,505
Investment in affiliates	628,317	-	-	(628,317)	-
Other assets	58,754	29,114	67,660	-	155,528
Total	$1, 043,695	$1,114,375	$522,280	$(628,317)	$2,052,033
LIABILITIES
Mortgage notes payable	$48,738	$139,177	$259,010	$-	$446,925
Unsecured revolving credit facilities	93,165	-	-	-	93,165
Unsecured senior notes	465,404	-	-	-	465,404
Unamortized premium on notes payable	5,024	2,832	7,974	-	15,830
Other liabilities	23,365	24,086	9,104	-	56,555
Total liabilities	635,696	166,095	276,088	-	1,077,879
MINORITY INTEREST	-	-	-	1,425	1,425
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	407,999	948,280	246,192	(629,742)	972,729
Total	$1,043,695	$1,114,375	$522,280	$(628,317)	$2,052,033

Condensed Statement of Operations	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantor	Eliminating Entries	Consolidated
For the Year Ended December 31, 2006 (in thousands)
RENTAL REVENUE:
Minimum rents	$37,219	$93,243	$46,012	-	$176,474
Expense recoveries	10,237	27,332	13,507	-	51,076
Termination fees	295	1,178	268	-	1,741
Percentage rent	178	1,333	552	-	2,063
Management and leasing services	-	2,067	-	-	2,067
Total revenue	47,929	125,153	60,339	-	233,421
EQUITY IN SUBSIDIARIES EARNINGS	203,223	-	-	(203,223)	-
COSTS AND EXPENSES:
Property operating	11,562	38,767	14,773	-	65,102
Services	-	1,861	-	-	1,861
Lease termination	275	547	180	-	1,002
Rental property depreciation and amortization	7,433	22,966	11,613	-	42,012
General and administrative	25,314	1,581	-	-	26,895
Total costs and expenses	44,584	65,722	26,566	-	136,672
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	206,568	59,431	33,773	(203,223)	96,549
OTHER INCOME AND EXPENSES:
Interest expense	(33,041)	(5,941)	(15,476)	-	(54,458)
Amortization of deferred financing fees	(1,280)	(81)	(129)	-	(1,490)
Investment income	2,883	265	4,339	-	7,487
Gain on sale of real estate	-	5,651	1,286	-	6,937
Equity in income of unconsolidated joint ventures	-	1,650	-	-	1,650
Gain (loss) on extinguishment of debt	456	-	(291)	-	165
Other Income	389	-	-	-	389
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	175,975	60,975	23,502	(203,223)	57,229
MINORITY INTEREST	-	(206)	-	-	(206)
INCOME FROM CONTINUING OPERATIONS	175,975	60,769	23,502	(203,223)	57,023
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	(80)	4,918	(74)	-	4,764
Gain on disposal of income- producing properties	1,060	108,337	5,771	-	115,168
Income from discontinued operations	980	113,255	5,697	-	119,932
NET INCOME	$176,955	$174,024	$29,199	$(203,223)	$176,955

Condensed Statement of Operations	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated

For the Year Ended December 31, 2005 (in thousands)
REVENUE:
Minimum rents	$34,932	$88,079	$36,006	$-	$159,017
Expense recoveries	9,870	23,692	10,689	-	44,251
Termination fees	2,896	1,406	474	-	4,776
Percentage rent	173	977	567	-	1,717
Management and leasing services	50	448	-	-	498
Total revenue	47,921	114,602	47,736	-	210,259
EQUITY IN SUBSIDIARIES EARNINGS	91,369	-	-	(91,369)	-
COSTS AND EXPENSES:
Property operating	11,182	33,874	10,645	-	55,701
Services	-	229	-	-	229
Rental property depreciation and amortization	6,877	20,091	8,028	-	34,996
General and administrative	16,496	491	294	-	17,281
Total costs and expenses	34,555	54,685	18,967	-	108,207
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	104,735	59,917	28,769	(91,369)	102,052
OTHER INCOME AND EXPENSES:
Interest expense	(22,891)	(9,502)	(15,402)	-	(47,795)
Amortization of deferred financing fees	(1,209)	(102)	(143)	-	(1,454)
Investment income	7,503	280	158	-	7,941
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	88,138	50,593	13,382	(91,369)	60,744
MINORITY INTEREST	-	(78)	(110)	-	(188)
INCOME FROM CONTINUING OPERATIONS	88,138	50,515	13,272	(91,369)	60,556
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	737	14,427	5,561	-	20,725
Gain on disposal of income-producing properties	3,866	3,837	3,757	-	11,460
Income from discontinued operations	4,603	18,264	9,318	-	32,185
NET INCOME	$92,741	$68,779	$22,590	$(91,369)	$92,741

Condensed Statement of Operations	Equity One, Inc.	Guarantors Combined Subsidiaries	Non- Guarantors	Eliminating Entries	Consolidated

For the Year Ended December 31, 2004 (in thousands)
REVENUE:
Minimum rents	$35,018	$76,731	$31,914	$-	$143,663
Expense recoveries	8,474	20,712	8,960	-	38,146
Termination fees	176	3,097	162	-	3,435
Percentage rent	197	1,057	580	-	1,834
Management and leasing services	8	171	-	-	179
Total revenue	43,873	101,768	41,616	-	187,257
EQUITY IN SUBSIDIARIES EARNINGS	100,026	-	-	(100,026)	-
COSTS AND EXPENSES:
Property operating	10,287	30,335	9,383	$-	50,005
Services	-	82	-	-	82
Rental property depreciation and amortization	6,485	16,758	6,733	-	29,976
General and administrative	15,927	626	48	-	16,601
Total costs and expenses	32,699	47,801	16,164	-	96,664
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	111,200	53,967	25,452	(100,026)	90,593
OTHER INCOME AND EXPENSES:
Interest expense	(16,377)	(10,415)	(14,694)	-	(41,486)
Amortization of deferred financing fees	(1,036)	(126)	(173)	-	(1,335)
Investment income	2,023	198	125	-	2,346
Other income	200	158	-	-	358
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	96,010	43,782	10,710	(100,026)	50,476
MINORITY INTEREST	-	(470)	(106)	-	(576)
INCOME FROM CONTINUING OPERATIONS	96,010	43,312	10,604	(100,026)	49,900
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	1,794	20,037	4,010	-	25,841
Gain on disposal of income-producing properties	-	21,598	578	-	22,176
Minority interest	-	(113)	-	-	(113)
Income from discontinued operations	1,794	41,522	4,588	-	47,904
NET INCOME	$97,804	$84,834	$15,192	$(100,026)	$97,804

Condensed Statement of Cash Flows	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

For the year ended December 31, 2006 (in thousands)
Net cash (used in ) provided by operating activities	$(39,286)	$106,419	$27,510	$94,643
INVESTING ACTIVITIES:
Additions to and purchase of rental properties	(5,648)	(72,671)	(108,216)	(186,535)
Purchases of land held for development	-	(20,740)	(25,044)	(45,784)
Additions to construction in progress	(2,462)	(32,011)	(12,956)	(47,429)
Proceeds from disposal of properties	2,569	381,348	27,702	411,619
Increase in cash held in escrow	(1,547)	-	-	(1,547)
Distributions from unconsolidated joint ventures from sale of property	-	-	1,935	1,935
Proceeds from sale of securities	12,852	-	-	12,852
Cash used to purchase securities	(434)	-	(29,403)	(29,837)
Additions to notes receivable	-	(18)	(15)	(33)
Proceeds from repayment of notes receivable	5,693	28	14	5,735
Increase in deferred leasing costs	(810)	(4,505)	(848)	(6,163)
Advances from (to) affiliates	151,090	(330,322)	179,232	-
Net cash (used in) provided by investing activities	161,303	(78,891)	32,401	114,813
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,619)	(27,350)	(59,911)	(88,880)
Net borrowings (repayments) under revolving credit facilities	(16,665)	-	-	(16,665)
Proceeds from senior debt offering	246,868	-	-	246,868
Repayment of senior debt	(125,000)	-	-	(125,000)
Increase in deferred financing costs	(1,947)	-	-	(1,947)
Proceeds from issuance of common stock	8,083	-	-	8,083
Stock issuance costs	(69)	-	-	(69)
Repurchases of common stock	(69,103)	-	-	(69,103)
Repayment of notes receivable from issuance of common stock	65	-	-	65
Cash dividends paid to stockholders	(162,704)	-	-	(162,704)
Distributions to minority interest	(28)	(178)	-	(206)
Net cash used in financing activities	(122,119)	(27,528)	(59,911)	(209,558)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(102)	-	-	(102)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	102	-	-	102
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-

Condensed Statement of Cash Flows	Equity One, Inc.	Guarantors Combined Subsidiaries	Non-Guarantors	Consolidated

For the year ended December 31, 2005 (in thousands)
Net cash (used in) provided by operating activities	$(2,477)	$90,685	$28,984	$117,192
INVESTING ACTIVITIES:
Additions to and purchase of rental property	(2,673)	(31,991)	(1,417)	(36,081)
Purchases of land held for development	(1,215)	(28,075)	-	(29,290)
Additions to construction in progress	-	(15,551)	(7,507)	(23,058)
Proceeds from disposal of properties	15,482	12,682	15,860	44,024
Decrease in cash held in escrow	(51)	-	-	(51)
Contributions paid to joint ventures	-	-	(12)	(12)
Increase in deferred leasing costs	(1,239)	(3,962)	(676)	(5,877)
Additions to notes receivable	(4,215)	(12)	-	(4,227)
Proceeds from repayment of notes receivable	18	17	5	40
Proceeds from sale of securities	32,764	-	-	32,764
Cash used to purchase securities	(12,212)	-	(48,391)	(60,603)
Advances from (to) affiliates	(36,139)	(1,915)	38,054	-
Net cash (used in) provided by investing activities	(9,480)	(68,807)	(4,084)	(82,371)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,513)	(21,828)	(24,790)	(48,131)
Net repayments under revolving credit facilities	(53,835)	-	-	(53,835)
Proceeds from senior debt offering	118,606	-	-	118,606
Increase in deferred financing costs	(463)	-	-	(463)
Proceeds from issuance of common stock	31,510	-	-	31,510
Stock issuance costs	(181)	-	-	(181)
Repayment of notes receivable from issuance of common stock	85	-	-	85
Cash dividends paid to stockholders	(87,272)	-	-	(87,272)
Distributions to minority interest		(50)	(110)	(160)
Net cash provided by (used in) financing activities	6,937	(21,878)	(24,900)	(39,841)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,020)	-	-	(5,020)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,122	-	-	5,122
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$102	$-	$-	$102

		Guarantors
Condensed Statement of Cash Flows	Equity One, Inc.	Combined Subsidiaries	IRT Partners LP	Non-Guarantors	Consolidated

For the year ended December 31, 2004 (in thousands)
Net cash provided by operating activities	$30,099	$47,019	$8,048	$27,944	$113,110
INVESTING ACTIVITIES:
Additions to and purchase of rental properties	-	(183,168)	-	(80,472)	(263,640)
Purchases of land held for development	-	(4,214)	-	-	(4,214)
Additions to construction in progress	-	(21,557)	-	-	(21,557)
Proceeds from disposal of properties	-	48,949	59	23,560	72,568
Distributions received from unconsolidated joint ventures from sale of property	3,119	-	-	-	3,119
Increase in deferred leasing costs	-	(4,235)	-	(2,433)	(6,668)
Proceeds from repayment of notes receivable	6,090	-	-	-	6,090
Proceeds from sale of securities	5,814	-	-	-	5,814
Cash used to purchase securities	(36,363)	-	-	-	(36,363)
Advances from (to) affiliates	(166,221)	131,123	(7,789)	42,887	-
Net cash (used in) provided by investing activities	(187,561)	(33,102)	(7,730)	(16,458)	(244,851)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	-	(13,917)	(318)	(11,486)	(25,721)
Net repayments under revolving credit facilities	(15,000)	-	-	-	(15,000)
Proceeds from senior debt offering	198,550	-	-	-	198,550
Increase in deferred financing costs	(1,926)	-	-	-	(1,926)
Proceeds from issuance of common stock	58,304	-	-	-	58,304
Stock issuance costs	(334)	-	-	-	(334)
Repayment of notes receivable from issuance of common stock	3,457	-	-	-	3,457
Cash dividends paid to stockholders	(80,904)	-	-	-	(80,904)
Distributions to minority interest	(529)	-	-	-	(529)
Net cash provided by (used in) financing activities	161,618	(13,917)	(318)	(11,486)	135,897
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,156	-	-	-	4,156
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	966	-	-	-	966
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$5,122	$-	$-	$-	$5,122

9.    Property Held for Sale and Dispositions

Portfolio Dispositions

In April 2006, the Company disposed of 29 of its properties located in Texas (“the Texas Properties”) to EQYInvest Texas, LLC, a Delaware limited liability company (the “JV”), in exchange for cash consideration of $387.2 million and a 20% interest in the JV. The Texas Properties had a net book value of $222.0 million. In December, 2006, the Company disposed of its 20% interest in the JV for cash consideration of $18.5 million. As a result of these transactions, the Company recognized an aggregate gain of $112.9 million related to its disposition of the Texas properties and no longer has significant continuing involvement.

The Company also entered into a management agreement pursuant to which the Company continues to manage and lease the properties on behalf of the JV. The Company will not receive any contingent consideration for the sale. The Company has guaranteed the joint venture an operating return based on certain predetermined targets for the first twelve months following the sale, which will require the Company to pay to the joint venture an amount of up to $2.0 million in the event that the joint venture does not achieve its targeted operating returns. The Company has also agreed to fund remaining construction costs to complete various projects in an amount up to $1.6 million. These contingent obligations are reflected in other liabilities in the accompanying consolidated balance sheets.

Individual Property Dispositions

As of December 31, 2006, one shopping center, one other property and a parcel of land were held for sale with a net book value of $20.4 million.

The following table reflects individual properties sold during 2006:

Date Sold	Property	Location	Square Feet/ Acres	Gross Sales Price	Gain On Sale
Income-producing properties				(thousands)
March 2006	Scottsville Square	Bowling Green, KY	38,450	$ 2,500	$ 478
April 2006	Sutherland Lumber	Marble Falls, TX	53,571	2,000	3
May 2006	Hedwig	Houston, TX	69,504	13,350	5,630
July 2006	Crossroads (Lowe’s)	Pembroke Pines, FL	177,929	7,678	2,173
	Total			$25,528	$ 8,284
Sale of real estate
February 2006	Westridge out parcel	McDonough, GA	1.0 acres	$ 875	$ 314
April 2006	Westridge out parcel	McDonough, GA	1.0 acres	583	202
Sept. 2006	River Green land parcel	Canton, GA	2.0 acres	1,500	439
	Total			$ 2,958	$ 955

Pursuant to SFAS No. 144, the accompanying statements of operations have been retrospectively adjusted to reflect the classification of discontinued operations. The summary selected operating results for income-producing properties disposed of or designated as held for sale as of December 31, 2006, with no significant continuing involvement, are as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Rental Revenue	$14,593	$44,980	$52,201
Expenses
Property operating expenses	4,112	11,558	13,308
Rental property depreciation and amortization.	2,779	8,451	7,239
Interest expense	1,064	4,188	5,643
Amortization of deferred financing fees	13	58	124
Other (income) expense	1,861	-	46
Operations of income-producing properties sold or held for sale	$4,764	$20,725	$25,841

10. Stockholders’ Equity and Earnings Per Share

Common Stock

The following table reflects the change in number of shares of common stock issued (retired) for the year ended December 31, 2006 (in thousands):

	Common Stock*	Options Exercised	Total
Board of Directors	23	12	35
Officers**	270	356	626
Employees and other	24	15	39
Cumulative effect of a change in accounting principle ***	(518)	-	(518)
Shares acquired under the stock repurchase program	(3,046)	-	(3,046)
Dividend Reinvestment and Stock Purchase Plan	211	-	211
Total	(3,036)	383	(2,653)

* Effective January 1, 2006, the Company changed the method of accounting for restricted stock to comply with the provisions of FASB Statement No. 123(R). During 2006, the Company granted 309,416 shares of restricted stock which are subject to forfeiture and vest over periods from one to four years. Under FASB Statement No. 123(R), restricted stock with a requisite service period is not deemed to be issued until the shares vest and, accordingly, the above schedule includes 411,187 shares that vested during the current period.

**Is net of shares surrendered on the exercise of options.

***Represents the reversal of unvested restricted stock outstanding at December 31, 2005 to comply with the provisions of FASB Statement 123(R).

Common Stock Repurchases

In May 2006, the Company commenced a program to repurchase up to $100.0 million of the Company’s outstanding common stock. During the period May 2006 through December 2006, through periodic open-market transactions or through privately negotiated transactions, the Company repurchased and retired 3.0 million common shares, at an average purchase price of $22.68 per share, at an aggregate cost of $69.1 million.

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment and Share Purchase Plan whereby shareholders may invest cash distributions and make optional cash payments to purchase common shares of the Company. Effective March 2006, issuances of stock under the plan were suspended.

Earnings per Share

The following is a reconciliation of the amounts of net income and shares of common stock used in calculating basic and diluted per-share income (“EPS”) for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	For the Year Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net Income	$176,955
Basic EPS
Income attributable to common stockholders	$176,955	73,598	$2.40
Effect of Dilutive Securities
Walden Woods Village, Ltd.	206	94
Unvested restricted stock	-	439
Stock options	-	193
	206	726
Diluted EPS
Income attributable to common stockholders assuming conversions	$177,161	74,324	$2.38

Options to purchase 1.8 million shares of common stock at prices ranging from $24.12 to $28.05 per share were outstanding at December 31, 2006, but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

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

Options to purchase 10,000 shares of common stock at $23.52 per share were outstanding at December 31, 2005, but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

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

11.	Share-Based Compensation and Other Benefit Plans

On October 23, 1996, the Company adopted the Equity One, Inc. 1995 Stock Option Plan (the “Plan”), which was amended December 10, 1998. The purpose of the Plan is to further the growth of the Company by offering incentives to directors, officers and other key employees of the Company, and to increase the interest of these directors, officers and employees in the Company through additional ownership of its common stock. The effective date of the Plan was January 1, 1996. The maximum number of shares of common stock as to which options may be granted under this Plan is 1.0 million shares, which is reduced each year by the required or discretionary grant of options. The term of each option is determined by the Compensation Committee of the Company (the “Committee”), but in no event can be longer than ten years from the date of the grant. The vesting of the options is determined by the Committee, in its sole and absolute discretion, at the date of grant of the option.

On June 23, 2000, the Company, with shareholder approval, adopted the Equity One 2000 Executive Incentive Compensation Plan (the “2000 Plan”). The terms of the 2000 Plan provide for grants of stock options, stock appreciation rights (“SARs”), restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The persons eligible to receive an award under the 2000 Plan are the officers, directors, employees and independent contractors of the Company and its subsidiaries. Following an amendment to the 2000 Plan, approved by our stockholders on July 28, 2004, the total number of shares of common stock that may be issuable under the 2000 Plan is 5.5 million shares, plus (i) the number of shares with respect to which options previously granted under the 2000 Plan terminate without being exercised, and (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements. In addition to increasing the available shares, the July 2004 amendment expanded the list of business criteria that our compensation committee may use in granting performance awards and annual incentive awards under the 2000 Plan intended to qualify for the exclusions from the limitations of Section 162(m) of the Internal Revenue Code and modified the definition of a “change of control” to include, in addition to other instances, following approval by stockholders of any reorganization, merger or consolidation or other transaction or series of transactions if persons who were stockholders immediately prior to such reorganization, merger or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merger or consolidated company’s then outstanding voting securities (previously the threshold was 26%). The 2000 Plan will terminate on the earlier of the day before the tenth anniversary of the stockholders’ approval of the 2000 Plan or the date on which all shares reserved for issuance under the 2000 Plan have been issued.

Options

As of December 31, 2006, we have options outstanding under four share-based compensations plans. The Equity One, Inc. 2000 Stock Option Plan authorized the grant of options, common stock and other share-based awards for up to 5.5 million shares of common stock, of which 710,233 shares are available for issuance. The IRT Property Company 1998 Long Term Incentive Plan similarly authorized the grant of options, common stock and other share-based awards for up to 1,462,500 shares of common stock, of which 14,400 shares are available for issuance. The Equity One, Inc. 1995 Stock Option Plan authorized the grant of option awards for up to 1.0 million shares of common stock, all of which have been issued. The IRT Property Company 1989 Stock Option Plan authorized the grant of stock options and other share-based awards for up to 956,250 shares of common stock, of which no shares are available for issuance.

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

The fair value of each option award during 2006 is estimated on the date of grant using the binomial option-pricing model. Expected volatilities, dividend yields, employee exercises and employee terminations are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company measures compensation costs for restricted stock awards based on the fair value of the Company’s common stock at the date of the grant and charges to expense such amounts to earnings ratably over the vesting period.

The following is a summary of the Company’s stock option activity for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	2006		2005		2004
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of year	977	$16.00	1,481	$14.52	1,701	$13.22
Granted	1,843	24.77	106	20.89	400	17.17
Forfeited	-	-	(14)	12.93	-	-
Exercised	(383)	14.85	(596)	13.26	(620)	12.64
Outstanding and expected to vest at the end of year	2,437	$22.82	977	$16.00	1,481	$14.52
Vested, end of year	168	$14.93	428	$14.11	1,091	$13.57
Weighted average fair value of options granted during the year		$3.17		$4.48		$1.45

Cash received from stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $3.0 million, $2.1 million and $6.1 million, respectively.

At December 31, 2006, the aggregate intrinsic value of outstanding and expected to vest options was $9.4 million and options exercisable was $2.0 million.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $3.6 million, $7.8 million and $4.3 million, respectively.

The fair value of each option grant was estimated on the grant date using a binomial option-pricing model with the following assumptions for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Dividend Yield	4.7% - 5.0%	5.0%	6.5%
Risk-free interest rate	4.6% - 4.8%	4.0% - 4.2%	4.3%
Expected option life (years)	3.0 - 3.3	10	10
Expected volatility	20.0%	19.0% - 22.0%	16.0%

In determining the fair value of the option grants made during 2006, management included in the assumptions the probability of involuntary early exercise based on historical patterns, actuarial data, and potential change of control events.

The options were granted with an exercise price equivalent to the current stock price on the grant date or the ten-day average of the stock price prior to the grant date.

The following table summarizes information about outstanding stock options as of December 31, 2006:

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding (thousands)	Weighted Average Remaining Contractual Life (in years)	Number Exercisable (thousands)
$10.00-10.99	47	1.8	47
$11.00-11.99	11	3.8	11
$13.00-13.99	10	4.9	10
$16.00-16.99	88	6.0	-
$17.00-17.99	368	7.0	90
$20.00-20.99	60	8.2	-
$23.00-23.99	10	8.0	10
$24.00-24.99	1,243	9.7	-
$25.00-25.99	500	9.9	-
$26.00-26.99	65	10.0	-
$27.00-27.99	10	9.9
$28.00-28.99	25	9.9	-
	2,437		168

 Restricted Stock Grants

The Company’s Compensation Committee of the Board of Directors grants restricted stock to its officers, directors, and other employees. Vesting periods for the restricted stock are determined by the Company’s Compensation Committee. The Company measures compensation costs for restricted stock awards based on the fair value of the Company’s common stock at the date of the grant and charges to expense such amounts to earnings ratably over the vesting period. As of December 31, 2006, the Company had 381,000 shares of non-vested restricted stock grants outstanding.

The following table provides a summary of restricted stock activity:

	Unvested Shares (000’s)	Weighted-Average Price
Unvested at December 31, 2005	518	$18.72
Granted	309	24.43
Vested	(411)	18.25
Forfeited	(35)	21.85
Unvested at December 31, 2006	381	23.58

As of December 31, 2006, there was $14.3 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans. This cost is expected to be recognized over the next 4.0 years. The total vesting-date value of the shares that vested during the year ended December 31, 2006 was $10.1 million.

        401(k) Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of the officers and employees of the Company which permits participants to defer compensation up to the maximum amount permitted by law. The Company matches 75% of each employee’s contribution up to a maximum of 4.5% of the employee’s annual compensation. Employee’s contributions vest immediately while the Company’s matching contributions vest over three years. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2006, 2005 and 2004 were $295,000, $288,000, and $253,000, respectively. The 401(k) Plan invests the Company’s matching contributions by purchasing publicly traded shares of the Company’s common stock.

Deferred Compensation Plan

During 2005, the Company established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation liability (included in accounts payable in the accompanying balance sheet) was $491,000 at December 31, 2006. The Company has established a grantor trust (Rabbi Trust) to provide funding for benefits payable under its non-qualified deferred compensation plan. The assets held in the trust at December 31, 2006 amounted to $491,000. The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities. These assets are included in other assets in the accompanying balance sheets.

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

       Long-Term Incentive Compensation Plans

       Long-term incentive compensation is subject to a performance-based schedule, based on an approximately four-year performance period. In order to receive compensation, the Company’s Total Shareholder Return (“TSR”) over the performance period must exceed 6% and achieve a certain spread against the average TSR of the peer group.

Long-term incentive compensation participation is currently only granted to the top executives in the Company. The Company determines the grant date fair value of TSR grants based upon a Monte Carlo Simulation model. Compensation expense is measured at the grant date and recognized over the vesting period. The level of cash compensation available depends on the spread between the Company’s TSR and the average TSR of the peer group companies.

12. Future Minimum Rental

 Future minimum rental income under noncancelable operating leases approximates the following as of December 31, 2006 (in thousands):

Year Ending December 31,	Amount
2007	$197,812
2008	173,011
2009	145,480
2010	119,546
2011	97,317
Thereafter	472,499
Total	$1,205,665

13.    Commitments and Contingent Liabilities

Letters of Credit. As of December 31, 2006 and 2005, the Company has pledged letters of credit for $6.1 million and $1.4 million, respectively, as additional security for certain property matters. The letters of credit are generally secured by our revolving credit facilities.

Construction Commitments. The Company has entered into construction commitments and, as of December 31, 2006, has outstanding commitments of $19.7 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by our available credit facilities.

     Operating Lease Obligations. Certain of the Company’s properties are subject to a ground lease, which are accounted for as operating leases and have annual obligations of approximately $100,000.

Non-Recourse Debt Guarantees. Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds and material misrepresentations. In the Company’s judgment, it would be extremely unlikely for us to incur any material liability under these guarantees that will have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

Litigation. The Company is subject to litigation in the normal course of business, none of which as of December 31, 2006 in the opinion of management will have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

14.   Environmental Matters

The Company is subject to numerous environmental laws and regulations. The operation of dry cleaning facilities at the shopping centers is the principal environmental concern. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Additionally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation. However, the Company has environmental insurance policies covering all of our properties. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

15.    Subsequent Events

During 2007, the Company acquired a shopping center and an out parcel for total consideration of $48.9 million. The purchase price was funded from cash on hand and borrowings under our existing credit facility.

16.    Quarterly Financial Data (unaudited)

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)	Total(2)
2006:
Total revenues	$ 55,637	$ 57,376	$ 57,536	$ 62,872	$ 233,421
Income from continuing operations	16,248	19,594	11,652	9,529	57,023
Net income	22,365	111,347	14,120	29,123	176,955
Basic per share data
Income from continuing operations	$0.22	$0.26	$0.16	$0.13	$0.77
Net Income	0.30	1.50	0.19	0.40	2.40
Diluted per share data
Income from continuing operations	$0.21	$0.26	$0.16	$0.13	$0.77
Net income	0.29	1.48	0.19	0.40	2.38

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)	Total(2)
2005:
Total revenues	$50,975	$53,285	$51,431	$54,568	$210,259
Income from continuing operations	14,862	15,801	16,822	13,701	60,556
Net income	21,790	25,143	28,041	17,767	92,741
Basic per share data
Income from continuing operations	$0.20	$0.21	$0.23	$0.18	$0.82
Net Income	0.30	0.34	0.38	0.24	1.26
Diluted per share data
Income from continuing operations	$0.20	$0.21	$0.22	$0.17	$0.81
Net income	0.29	0.34	0.37	0.24	1.24
—————————
(1)	Reclassified to reflect the reporting of discontinued operations.

(2)	The sum of quarterly earnings per share amounts may differ from annual earnings per share.

** * *

SCHEDULE II
Equity One, Inc.
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2006
(in thousands)

Column A	Column B	Column C		Column E
		Additions	Deductions
Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$1,533	$755	$679	$1,609
Year ended December 31, 2005	$1,400	$908	$775	$1,533

Note: Column D is not applicable

SCHEDULE III
Equity One, Inc.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(in thousands)

			Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Property	Location	Encum-brances	Land	Building and Improve-ments	Capitalized Subsequent to Acquisition	Land	Improve-ments	Total	Accumu-lated Deprecia-tion	Date of Cons-truction	Date Acquired	Depre-ciable Life

Shopping Centers

ALABAMA
Madison Centre	Madison	$3,608	$1,424	$5,187	$31	$ 1,424	$5,218	$ 6,642	$(761)	6/19/05	2/12/03	40
West Gate Plaza	Mobile	-	1,288	3,162	13	1,288	3,175	4,463	(307)	5/27/05	2/12/03	40
Winchester Plaza	Huntsville	-	8,301	3,210	-	8,301	3,210	11,510	-	6/28/05	2/28/05	-

CONNECTICUT
Brookside	Enfield	-	2,290	26,259	2,841	2,290	29,100	31,389	(767)	6/7/05	1/12/06	40

FLORIDA

North Florida
Atlantic Village	Atlantic Beach	-	1,190	4,760	1,078	1,190	5,838	7,028	(2,109)	1984	6/30/95	40
Beauclerc Village	Jacksonville	-	651	2,242	758	651	3,000	3,651	(964)	1962	5/15/98	40
Commonwealth	Jacksonville	2,374	886	2,920	1,670	886	4,590	5,476	(1,581)	6/6/05	2/28/94	40
Commonwealth Pic N Save	Jacksonville	-	606	-	-	606	-	606	-	1984	1/26/06	-
Forest Village	Tallahassee	4,333	4,997	3,206	700	4,997	3,906	8,903	(877)	6/22/05	1/28/99	40
Ft. Caroline	Jacksonville	-	938	2,800	196	938	2,996	3,933	(1,015)	6/7/05	1/24/94	40
Mandarin Landing	Jacksonville	-	4,443	4,747	1,622	4,443	6,369	10,812	(1,552)	5/29/05	12/10/99	40
Medical & Merchants	Jacksonville	-	9,460	11,669	35	9,460	11,704	21,164	(886)	6/15/05	5/27/04	40
Middle Beach Shopping Center	Panama City Bch	-	2,195	5,542	16	2,195	5,558	7,753	(443)	6/16/05	12/23/03	40
Monument Point	Jacksonville	-	1,336	2,330	132	1,336	2,462	3,798	(646)	6/7/05	1/31/97	40
Oak Hill	Jacksonville	-	690	2,760	150	690	2,910	3,600	(859)	6/7/05	12/7/95	40
Parkmore Plaza	Milton	-	3,181	3,002	5	3,181	3,007	6,189	(434)	6/8/05	2/12/03	40
Pensacola Plaza	Pensacola	-	1,122	990	76	1,122	1,066	2,188	(180)	6/7/05	2/12/03	40
South Beach	Jacksonville Bch	-	9,545	19,228	1,494	9,545	20,722	30,267	(2,028)	6/12/05	2/12/03	40

Central Florida
Alafaya Commons	Orlando	-	5,758	9,677	1,038	5,758	10,715	16,473	(1,053)	1987	2/12/03	40
Alafaya Village	Orlando	4,090	1,444	4,967	0	1,444	4,967	6,411	(109)	1986	4/20/06	40
Conway Crossing	Orlando	-	2,615	5,818	1,844	2,615	7,662	10,277	(726)	6/24/05	2/12/03	40
Eustis Square	Eustis	-	1,463	4,515	2,208	1,463	6,723	8,186	(2,891)	6/5/05	10/22/93	40
Hunters Creek	Orlando	-	1,562	5,445	948	1,562	6,393	7,955	(497)	6/20/05	9/23/03	40
Kirkman Shoppes	Orlando	9,268	3,222	9,714	234	3,222	9,948	13,171	(1,927)	5/26/05	8/15/00	33
Lake Mary	Orlando	23,720	7,092	13,878	4,953	7,092	18,831	25,923	(4,843)	6/10/05	11/9/95	40
Park Promenade	Orlando	6,100	2,810	6,444	539	2,810	6,983	9,793	(1,603)	6/9/05	1/31/99	40
Shoppes of Eastwood	Orlando	5,857	1,688	6,976	65	1,688	7,041	8,729	(821)	6/21/05	6/28/02	40
Sunpoint	Ruskin	-	4,025	4,338	-	4,025	4,338	8,363	(93)	6/6/05	5/5/06	40
Town & Country	Kissimmee	-	2,499	4,397	224	2,499	4,621	7,120	(446)	6/15/05	2/12/03	40
Unigold	Winter Park	-	4,304	6,413	1,441	4,304	7,854	12,158	(859)	6/9/05	2/12/03	40
Walden Woods	Plant City	-	950	3,780	996	950	4,776	5,726	(1,381)	6/7/05	1/1/99	40

Florida West Coast
Bay Pointe Plaza	St. Petersburg	-	4,655	5,870	62	4,655	5,932	10,587	(637)	1984	2/12/03	40
Carrollwood	Tampa	-	2,756	6,553	453	2,756	7,006	9,762	(738)	5/23/05	2/12/03	40
Charlotte Square	Port Charlotte	3,402	4,155	4,414	88	4,155	4,502	8,656	(520)	6/2/05	2/12/03	40
Chelsea Place	New Port Richey	-	2,591	6,491	1,151	2,591	7,642	10,233	(723)	6/14/05	2/12/03	40
Dolphin Village Partners, LLC	St. Petersburg	-	17,404	10,098	926	17,404	11,024	28,428	(386)	5/20/05	1/4/06	40
Lake St. Charles	Tampa	3,743	1,496	3,768	16	1,496	3,784	5,280	(506)	6/21/05	9/21/01	40
Lutz Lake	Lutz	7,500	3,619	5,199	1,130	3,619	6,329	9,949	(620)	6/24/05	2/12/03	40
Marco Town Center	Marco Island	8,236	3,872	11,966	602	3,872	12,568	16,440	(2,176)	6/23/05	8/15/00	37
Mariners Crossing	Spring Hill	3,224	1,511	4,447	1,244	1,511	5,691	7,202	(757)	6/11/05	9/12/00	40
Midpoint Center	Cape Coral	6,714	5,404	6,705	-	5,404	6,705	12,108	(16)	6/24/05	12/8/06	40
Pavilion	Naples	-	10,827	11,299	2,180	10,827	13,479	24,306	(895)	6/4/05	2/4/04	40
Regency Crossing	Port Richey	-	1,982	6,524	25	1,982	6,549	8,532	(643)	6/8/05	2/12/03	40
Ross Plaza	Tampa	6,464	2,115	6,346	171	2,115	6,517	8,633	(1,271)	6/6/05	8/15/00	33
Seven Hills	Spring Hill	-	2,167	5,167	480	2,167	5,647	7,814	(457)	6/13/05	2/12/03	40
Shoppes of North Port	North Port	3,788	1,452	5,807	127	1,452	5,934	7,386	(918)	1991	12/5/00	40
Skipper Palms	Tampa	3,456	1,315	3,940	274	1,315	4,214	5,528	(574)	6/6/05	9/21/01	40
Summerlin Square	Fort Myers	3,010	2,187	7,989	216	2,187	8,205	10,392	(1,804)	6/8/05	6/10/98	40
Venice Plaza	Venice	-	3,186	450	3,278	3,186	3,728	6,914	(616)	5/24/05	2/12/03	40
Venice Shopping Center	Venice	-	3,857	2,562	138	3,857	2,700	6,557	(217)	5/21/05	3/31/04	40

Florida Treasure Coast
Bluffs Square	Jupiter	9,815	3,232	9,917	303	3,232	10,220	13,451	(2,059)	6/8/05	8/15/00	33
Cashmere Corners	Port St. Lucie	4,916	1,435	5,916	325	1,435	6,241	7,677	(867)	6/23/05	8/15/00	40
Jonathan's Landing	Jupiter	2,793	1,146	3,442	35	1,146	3,477	4,622	(584)	6/19/05	8/15/00	37
New Smyrna Beach	New Smyrna Beach	-	3,217	8,896	97	3,217	8,993	12,210	(916)	6/9/05	2/12/03	40
Old Kings Commons	Palm Coast	-	1,420	5,005	386	1,420	5,391	6,811	(532)	6/10/05	2/12/03	40
Ryanwood Square Shopping Ctr	Vero Beach	-	2,281	6,880	655	2,281	7,535	9,817	(956)	6/9/05	8/15/00	40
Salerno Village	Stuart	-	2,596	1,511	4,901	2,596	6,412	9,008	(485)	6/9/05	5/6/02	40
South Point	Vero Beach	8,198	7,129	7,104	-	7,129	7,104	14,233	(17)	2003	12/8/06	40
St. Lucie West Plaza	Port St. Lucie	-	709	3,082	932	709	4,014	4,723	(56)		8/15/00	40
Treasure Coast Plaza	Vero Beach	3,920	1,359	9,728	280	1,359	10,008	11,367	(951)	6/5/05	2/12/03	40

South Florida / Atlantic Coast
Bird Ludlum	Miami	8,328	4,088	16,318	677	4,088	16,995	21,083	(5,402)	6/10/05	8/11/94	40
Boca Village	Boca Raton	8,011	3,385	10,174	288	3,385	10,462	13,847	(1,823)	5/31/05	8/15/00	37
Boynton Plaza	Boynton Beach	7,259	2,943	9,100	254	2,943	9,354	12,297	(1,889)	5/31/05	8/15/00	33
Chapel Trail Plaza	Pembroke Pines	-	3,617	5,777	-	3,617	5,777	9,394	(91)	6/18/05	5/10/06	40
Coral Reef Shopping Center	South Miami	-	16,445	4,397	-	16,445	4,397	20,842	(43)	5/21/05	9/1/06	40
Countryside Shops	Cooper City	-	11,343	13,853	3,037	11,343	16,890	28,233	(1,595)	6/8/05	2/12/03	40
Crossroads Square	Ft. Lauderdale	-	3,592	4,401	5,711	3,592	10,112	13,704	(1,060)	5/26/05	8/15/00	40
Cutler Ridge	South Miami	-	1,059	326	-	1,059	326	1,385	(5)	1972	9/14/06	40
CVS Plaza	Miami	-	995	3,090	1,386	995	4,476	5,471	(280)	6/26/05	7/23/99	40
El Novillo	Miami Beach	-	250	1,000	151	250	1,151	1,401	(368)	5/23/05	4/30/98	40
Greenwood	Palm Springs	-	4,117	10,295	2,754	4,117	13,049	17,167	(1,211)	6/4/05	2/12/03	40
Homestead Gas Station	Homestead	-	1,170	-	-	1,170	-	1,170	-	5/12/05	11/8/04	40
Lago Mar	Miami	-	4,216	6,609	1,025	4,216	7,634	11,851	(724)	6/17/05	2/12/03	40
Lantana Village	Lantana	-	1,350	7,978	974	1,350	8,952	10,302	(1,858)	5/29/05	1/6/98	40
Meadows	Miami	6,155	2,304	6,670	92	2,304	6,762	9,066	(839)	6/19/05	5/23/02	40
Oakbrook	Palm Beach Gardens	-	7,706	16,079	3,502	7,706	19,581	27,288	(2,355)	5/27/05	8/15/00	40
Oaktree Plaza	North Palm Bch	-	1,579	2,275	-	1,579	2,275	3,854	(21)	1985	10/16/06	40
Pine Island	Davie	23,781	8,557	12,860	344	8,557	13,204	21,761	(2,579)	6/5/05	8/26/99	40
Pine Ridge Square	Coral Springs	7,090	6,528	9,850	2,476	6,528	12,326	18,854	(1,209)	6/8/05	2/12/03	40
Plaza Alegre	Miami	-	2,011	9,191	349	2,011	9,540	11,551	(1,426)	6/25/05	2/26/02	40
Point Royale	Miami	3,724	3,720	5,005	1,300	3,720	6,305	10,025	(1,789)	5/23/05	7/27/95	40
Prosperity Centre	Palm Bch Gardens	5,194	4,597	13,838	239	4,597	14,077	18,674	(2,452)	6/15/05	8/15/00	40
Ridge Plaza	Davie	-	3,905	7,450	853	3,905	8,303	12,209	(1,746)	6/6/05	8/15/00	40
Riverside Square	Coral Springs	7,347	6,423	8,260	1,006	6,423	9,266	15,689	(944)	6/9/05	2/12/03	40
Sawgrass Promenade	Deerfield Beach	8,011	3,280	9,351	873	3,280	10,224	13,504	(2,053)	6/4/05	8/15/00	40
Sheridan	Hollywood	-	38,888	36,241	2,884	38,888	39,125	78,012	(3,317)	5/26/05	7/14/03	40
Shoppes at Andros Isle	West Palm Bch	6,419	5,996	7,832	-	5,996	7,832	13,828	(19)	2000	12/8/06	40
Shoppes at Quail Roost	South Miami	-	7,905	7,008	-	7,905	7,008	14,913	(65)	6/27/05	8/31/06	40
Shoppes at Silverlakes	Pembroke Pines	2,280	10,306	10,131	1,864	10,306	11,995	22,301	(1,151)	6/17/05	2/12/03	40
Shoppes of Ibis	West Palm Bch	5,294	3,002	6,299	38	3,002	6,337	9,340	(737)	6/21/05	7/10/02	40
Shops at Skylake	North Miami Beach	13,452	15,226	7,206	23,600	15,226	30,806	46,033	(3,512)	6/21/05	8/19/97	40
Tamarac Town Square	Tamarac	5,927	4,742	5,610	283	4,742	5,893	10,635	(666)	6/9/05	2/12/03	40
Waterstone	Homestead	-	1,820	8,030	457	1,820	8,487	10,307	(305)	6/27/05	4/10/92	40
West Lakes Plaza	Miami	-	2,141	5,789	430	2,141	6,219	8,360	(1,689)	6/6/05	11/6/96	40
Westport Outparcels	Davie	-	1,340	1,010	-	1,340	1,010	2,350	(9)	6/12/05	9/14/06	40
Westport Plaza	Davie	4,681	3,609	3,446	621	3,609	4,067	7,676	(194)	2002	12/17/04	40
Young Circle	Hollywood	-	13,409	8,894	1,203	13,409	10,097	23,506	(390)	5/15/05	5/19/05	40

GEORGIA
Atlanta
BridgeMill	Canton	9,032	8,593	6,310	607	8,593	6,916	15,509	(684)	6/22/05	11/13/03	40
Butler Creek	Acworth	-	2,808	7,648	1,747	2,808	9,395	12,203	(1,128)	6/12/05	7/15/03	40
Chastain Square	Atlanta	3,608	10,689	5,937	124	10,689	6,061	16,750	(657)	6/3/05	2/12/03	40
Commerce Crossing	Commerce	-	2,013	1,301	390	2,013	1,691	3,704	(232)	6/10/05	2/12/03	40
Douglas Commons	Douglasville	4,699	3,681	7,588	147	3,681	7,735	11,416	(824)	6/10/05	2/12/03	40
Fairview Oaks	Ellenwood	4,447	1,929	6,187	1,616	1,929	7,803	9,732	(734)	6/19/05	2/12/03	40
Grassland Crossing	Alpharetta	5,473	3,656	7,885	562	3,656	8,447	12,104	(828)	6/18/05	2/12/03	40
Hairston Center	Decatur	-	1,644	642	3	1,644	645	2,289	(24)	6/22/05	8/25/05	40
Hamilton Ridge	Buford	-	5,612	7,167	1,421	5,612	8,588	14,200	(807)	6/24/05	12/18/03	40
Mableton Crossing	Mableton	3,852	3,331	6,403	77	3,331	6,480	9,811	(662)	6/19/05	2/12/03	40
Macland Pointe	Marietta	5,659	3,462	4,814	57	3,462	4,871	8,333	(527)	6/14/05	2/12/03	40
Market Place	Norcross	-	1,667	4,078	91	1,667	4,169	5,836	(446)	5/29/05	2/12/03	40
Paulding Commons	Dallas	6,125	3,848	11,985	98	3,848	12,083	15,931	(1,210)	6/13/05	2/12/03	40
Piedmont Peachtree Crossing	Atlanta	-	34,337	17,992	1,192	34,337	19,184	53,521	(481)	5/31/05	3/6/06	40
Powers Ferry Plaza	Marietta	-	3,236	5,227	525	3,236	5,752	8,988	(770)	6/1/05	2/12/03	40
Presidential Markets	Snellville	26,561	21,761	28,779	160	21,761	28,939	50,700	(3,210)	6/15/05	2/12/03	40
Shops of Huntcrest	Lawrenceville	-	5,706	7,641	43	5,706	7,684	13,389	(872)	6/25/05	2/12/03	40
Wesley Chapel Crossing	Decatur	3,147	6,389	4,311	583	6,389	4,894	11,283	(493)	6/11/05	2/12/03	40
West Towne Square	Rome	-	1,792	1,853	133	1,792	1,986	3,778	(324)	6/10/05	2/12/03	40
Westridge	McDonough	-	1,266	4,390	1,958	1,266	6,348	7,614	(77)		2/12/03	40
Williamsburg @ Dunwoody	Dunwoody	-	4,347	3,615	725	4,347	4,340	8,687	(417)	6/5/05	2/12/03	40

Central Georgia
Daniel Village	Augusta	3,944	3,439	8,352	109	3,439	8,461	11,899	(861)	5/9/05	2/12/03	40
Spalding Village	Griffin	9,538	3,384	6,430	288	3,384	6,718	10,102	(572)	6/11/05	2/12/03	40
Walton Plaza	Augusta	-	869	2,827	6	869	2,833	3,702	(278)	6/12/05	2/12/03	40

South Georgia
Colony Square	Fitzgerald	-	1,000	1,085	64	1,000	1,149	2,149	(112)	6/9/05	2/12/03	40
McAlphin Square	Savannah	-	3,536	6,963	166	3,536	7,129	10,665	(772)	6/1/05	2/12/03	40

LOUISIANA
Ambassador Row	Lafayette	-	3,880	10,570	934	3,880	11,504	15,384	(1,222)	1980	2/12/03	40
Ambassador Row Courtyard	Lafayette	-	3,110	9,208	1,761	3,110	10,969	14,079	(1,102)	1986	2/12/03	40
Bluebonnet Village	Baton Rouge	-	2,790	4,231	1,118	2,790	5,349	8,138	(464)	6/5/05	2/12/03	40
Country Club Plaza	Slidell	-	1,294	2,060	148	1,294	2,208	3,502	(253)	6/4/05	2/12/03	40
Elmwood Oaks	Harahan	-	4,088	8,221	539	4,088	8,760	12,849	(924)	6/11/05	2/12/03	40
Grand Marche	Lafayette	-	304	-	-	304	-	304	-	5/22/05	2/12/03	40
Plaza Acadienne	Eunice	-	2,108	168	25	2,108	193	2,301	(32)	6/2/05	2/12/03	40
Sherwood South	Baton Rouge	-	833	2,412	1,079	833	3,491	4,324	(423)	5/25/05	2/12/03	40
Siegen Village	Baton Rouge	3,986	4,329	9,691	883	4,329	10,574	14,902	(1,808)	6/10/05	2/12/03	40
Tarpon Heights	Galliano	-	1,133	631	546	1,133	1,177	2,310	(402)	6/4/05	2/12/03	40
The Boulevard	Lafayette	-	1,360	1,675	368	1,360	2,043	3,404	(325)	1976	2/12/03	40
The Crossing	Slidell	-	1,591	3,650	733	1,591	4,383	5,973	(413)	1988	2/12/03	40
Village at Northshore	Slidell	-	1,034	9,890	-	1,034	9,890	10,923	(915)	6/10/05	2/12/03	40
Wal-Mart Stores, Inc.	Mathews	-	2,688	-	-	2,688	-	2,688	-	6/7/05	2/12/03	40

Massachusetts
Quincy Star Market	Boston	-	6,121	18,444	45	6,121	18,488	24,610	(1,116)	5/18/05	10/7/04	40
Shaw's @ Medford	Boston	-	7,773	11,389	1	7,773	11,390	19,163	(686)	1995	10/7/04	40
Shaw's @ Plymouth	Boston	-	4,917	12,198	1	4,917	12,199	17,115	(734)	1993	10/7/04	40
Star's @ Cambridge	Boston	-	11,358	13,853	1	11,358	13,854	25,212	(836)	1953	10/7/04	40
Webster Plaza	Webster	8,116	5,031	14,465	-	5,031	14,465	19,496	(101)	1963	10/12/06	40
West Roxbury Shaw's Plaza	Boston	-	9,223	13,588	1,494	9,223	15,082	24,305	(848)	5/26/05	10/7/04	40
Whole Foods @ Swampscott	Boston	-	5,139	6,538	8	5,139	6,546	11,684	(392)	5/20/05	10/7/04	40

MISSISSIPPI
Shipyard Plaza	Pascagoula	-	1,337	1,653	421	1,337	2,074	3,411	(201)	6/9/05	2/12/03	40

NORTH CAROLINA
Centre Pointe Plaza	Smithfield	-	2,081	4,411	886	2,081	5,297	7,378	(575)	6/11/05	2/12/03	40
Chestnut Square	Brevard	-	1,189	1,326	552	1,189	1,878	3,067	(164)	6/7/05	2/12/03	40
Galleria	Wrightsville Bch	-	1,493	3,875	783	1,493	4,658	6,150	(454)	6/8/05	2/12/03	40
Parkwest Crossing	Durham	4,584	1,788	6,727	119	1,788	6,846	8,634	(687)	6/12/05	2/12/03	40
Plaza North	Hendersonville	-	758	1,887	623	758	2,510	3,268	(237)	6/8/05	2/12/03	40
Providence Square	Charlotte	-	1,112	2,575	735	1,112	3,310	4,422	(331)	5/26/05	2/12/03	40
Riverview Shopping Center	Durham	-	2,277	4,745	1,347	2,277	6,092	8,370	(544)	5/26/05	2/12/03	40
Salisbury Marketplace	Salisbury	-	3,118	5,099	352	3,118	5,451	8,569	(581)	6/9/05	2/12/03	40
Shelby Plaza	Shelby	-	868	338	1,260	868	1,598	2,466	(132)	5/25/05	2/12/03	40
Stanley Market Place	Stanley	-	396	669	2,959	396	3,628	4,025	(110)	6/2/05	2/12/03	40
Thomasville Commons	Thomasville	-	1,212	4,567	1,804	1,212	6,371	7,583	(613)	6/13/05	2/12/03	40
Willowdale Shopping Center	Durham	-	2,073	6,499	651	2,073	7,150	9,223	(845)	6/8/05	2/12/03	40

SOUTH CAROLINA
Belfair Towne Village	Bluffton	10,755	11,071	10,037	3,760	11,071	13,797	24,869	(1,046)	6/22/05	12/22/03	40
Lancaster Plaza	Lancaster	-	317	153	20	317	173	490	(27)	5/24/05	2/12/03	40
Lancaster Shopping Center	Lancaster	-	280	120	45	280	165	445	(35)	5/16/05	2/12/03	40
Milestone Plaza Shopping Ctr	Greenville	-	11,579	9,031	-	11,579	9,031	20,610	(79)	6/17/05	8/25/06	40
North Village Center	North Myrtle Beach	-	2,860	2,774	99	2,860	2,873	5,733	(550)	6/6/05	2/12/03	40
Sparkleberry Square	Columbia	13,685	10,956	32,491	1,635	10,956	34,126	45,082	(2,206)	6/19/05	3/31/04	40
Spring Valley	Columbia	-	1,098	5,050	514	1,098	5,564	6,662	(574)	5/31/05	2/12/03	40
Windy Hill	North Myrtle Beach	-	941	1,906	644	941	2,550	3,491	(140)	5/21/05	4/8/04	40
Woodruff	Greenville	-	2,420	5,482	334	2,420	5,816	8,236	(563)	6/17/05	12/23/03	40

TENNESSEE
Smyrna Village	Smyrna	-	1,503	4,694	439	1,503	5,133	6,636	(523)	6/14/05	2/12/03	40

TEXAS
Rosemeade	Carrollton	2,947	1,197	3,525	58	1,197	3,583	4,779	(478)	6/8/05	9/21/01	40

VIRGINIA
Smyth Valley Crossing	Marion	-	2,537	3,890	1	2,537	3,891	6,428	(377)	6/11/05	2/12/03	40
												40
Corporate		-	-	829	-	-	829	829	(538)	various	various	40
-
Total Shopping Centers		391,641	703,175	1,123,738	147,066	703,175	1,270,804	1,973,980	(143,981)

Land held for/under development

Central Florida
Sunlake-Equity One LLC	Tampa	-	16,095	-	-	16,095	-	16,095	-	n/a	2/1/05

Florida Treasure Coast
St. Lucie Land	Port St. Lucie	-	7,719	-	189	7,719	189	7,908	-	n/a	11/27/06

Atlanta
River Green	Canton	-	2,587	-	271	2,587	271	2,858	-	n/a	9/27/05
Deep Creek	Fairburn	-	8,084	-	284	8,084	284	8,368	-	n/a	6/22/06
Hampton Oaks	Atlanta	-	2,535	-	42	2,535	42	2,577	-	n/a	11/30/06

VIRGINIA
Waterlick Plaza	Lynchburg	-	455	-	-	455	-	455	-	n/a	2/12/03

Miscellaneous		-	-	-	516		516	516	-	n/a

Total land held for/under development		-	37,476	-	1,302	37,476	1,302	38,778	-
Office Buildings

South Florida / Atlantic Coast
Banco Popular Building	N Miami Beach	-	3,363	1,566	158	3,363	1,724	5,087	(84)	1971	9/27/05	40
Prosperity Office Building	Palm Bch Gardens	-	-	-	93	-	93	93	-	5/25/05	8/15/00	40
2400 PGA	Palm Bch Gardens	-	1,418	-	-	1,418	-	1,418	-		3/20/06	40

LOUISIANA
Pinhook Office Building	Lafayette	-	34	22	-	34	22	56	(3)	6/1/05	2/12/03	40

Total Office Buildings		-	4,815	1,588	251	4,815	1,838	6,653	(86)

Apartments

NORTH CAROLINA
Laurel Walk Apartments	Charlotte	-	2,065	4,491	-	2,065	4,491	6,555	(122)	6/7/05	10/31/05	40

Total Apartments		-	2,065	4,491	-	2,065	4,491	6,555	(122)

Industrial Property

NORTH CAROLINA
4101 South I-85 Industrial	Charlotte	-	1,619	950	584	1,619	1,534	3,153	(176)	1956	2/12/03	40

Total Industrial Property		-	1,619	950	584	1,619	1,534	3,153	(176)

Mini Storage Facility

North Florida
Mandarin Mini	Jacksonville	-	362	1,148	318	362	1,466	1,828	(464)	6/4/05	5/10/94	40

Total Mini Storage Facilities		-	362	1,148	318	362	1,466	1,828	(464)
Grand Total		$391,641	$749,512	$1,131,915	$49,521	$749,512	$1,281,436	$2,030,947	$(144,829)

		Year ended	Year ended	Year ended
		12/31/06	12/31/05	12/31/04
(a)	Reconciliation of total real estate carrying value:
	Balance at beginning of year	$2,020,475	$1,970,069	$1,684,006
	Additions during period:
	Improvements	36,698	30,293	32,918
	Acquisitions	270,931	54,051	316,952
	Deductions during period:
	Cost of real estate sold	(297,157)	(33,938)	(63,807)
	Balance at end of year	$2,030,947	$2,020,475	$1,970,069

(b)	Reconciliation of accumulated depreciation:
	Balance at beginning of year	(132,925)	(96,382)	(66,708)
	Depreciation expense	(37,684)	(38,581)	(34,924)
	Cost of real estate sold	25,780	2,038	5,250
	Balance at end of year	$(144,829)	$(132,925)	$(96,382)
(c)	Aggregate cost for federal income tax purposes	$1,999,063	$1,825,102	$1,784,742

SCHEDULE IV
Equity One, Inc.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2006
(dollars in thousands)

Column A	Column B	Column C	Column D	Column F	Column G
Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Face Amount of Mortgage	Carrying Amount of Mortgage
Mortgage note, collaterized by first deed of trust on Plymouth Park, Texas	7.25%	9/24/07	Fixed rate, interest only monthly	$ 4,700	$ 4,700

Note: Column C - The loan can be extended for three years at the option of the borrower
    Column E is not applicable
    Columg G - The tax basis is the same as presented above
    Colum H - None

	Year Ended December 31,
	2006	2005	2004
Balance, beginning of period	$10,381	$6,181	$2,919
Additions during period:
New loans	-	4,215	4,700
Reductions during period:
Collection of principal	(5,681)	(15)	(1,438)
Balance, end of period	$4,700	$10,381	$6,181

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

12.1	Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002