Form 10-Q
period 2007-03-31
EQUITY ONE, INC.
filed 2007-05-04
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐  No ☒

Applicable only to Corporate Issuers:

As of the close of business on May 2, 2007, 73,817,066 shares of the Company's common stock, par value $0.01 per share, were outstanding.

EQUITY ONE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets March 31, 2007 and December 31, 2006 (In thousands, except per share data) (Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Properties:
Income producing	$2,050,644	$1 ,896,843
Less: accumulated depreciation	(151,286)	(144,825)
Income-producing property, net	1,899,358	1,752,018
Construction in progress and land held for development	78,519	113,340
Properties held for sale	20,280	20,353
Properties, net	1,998,157	1,885,711
Cash and Cash Equivalents	6,620	-
Cash Held in Escrow	1,496	1,547
Accounts and Other Receivables, net	17,925	18,967
Securities	75,495	75,102
Goodwill	13,092	13,092
Other Assets	81,153	75,356
TOTAL ASSETS	$2,193,938	$2,069,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes Payable
Mortgage notes payable	$416,857	$391,647
Mortgage notes payable related to property held for sale	-	-
Unsecured revolving credit facilities	162,636	76,500
Unsecured senior notes payable	591,415	591,187
	1,170,908	1,059,334
Unamortized premium/discount on notes payable	11,840	10,322
Total notes payable	1,182,748	1,069,656
Other liabilities
Accounts payable and accrued expenses	38,172	36,565
Tenant security deposits	9,817	9,622
Other liabilities	33,120	27,265
Total liabilities	1,263,857	1,143,108
Minority interests	989	989
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value - 10,000 shares authorized but unissued unissued	-	-
Common stock, $0.01 par value - 100,000 shares authorized 73,070 and 72,756 shares issued and outstanding for 2007 and 2006, respectively	731	728
Additional paid-in capital	900,621	895,247
Retained earnings	35,084	37,201
Accumulated other comprehensive loss	(7,344)	(7,498)
Total stockholders’ equity	929,092	925,678
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,193,938	$2,069,775
See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations For the three months ended March 31, 2007 and 2006 (In thousands, except per share data) (Unaudited)
	Three months ended March 31,
	2007	2006
REVENUE:
Minimum rent	$47,735	$41,874
Expense recoveries	13,368	12,098
Percentage rent	1,260	1,274
Management and leasing services	837	155
Total revenue	63,200	55,401

COSTS AND EXPENSES:
Property operating	16,668	15,355
Management and leasing services	746	77
Rental property depreciation and amortization	11,309	9,865
General and administrative	7,765	4,616
Total costs and expenses	36,488	29,913

INCOME BEFORE OTHER INCOME AND EXPENSE, MINORITY INTEREST AND DISCONTINUED OPERATIONS	26,712	25,488

OTHER INCOME AND EXPENSE:
Investment income	6,207	4,652
Other income	182	350
Interest expense	(15,757)	(13,971)
Amortization of deferred financing fees	(388)	(345)
Gain on sale of real estate	1,067	314
Loss on extinguishment of debt	-	(292)
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	18,023	16,196
Minority Interest	(28)	(28)
INCOME FROM CONTINUING OPERATIONS	17,995	16,168

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	292	5,705
Gain on disposal of income-producing properties	1,732	492
Income from discontinued operations	2,024	6,197

NET INCOME	$20,019	$22,365

EARNINGS PER COMMON SHARE, BASIC:
Continuing operations	$0.24	$0.22
Discontinued operations	0.03	0.08
	$0.27	$0.30
Number of Shares Used in Computing Basic Earnings per Share	72,974	75,151

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.24	$0.21
Discontinued operations	0.03	0.08
	$0.27	$0.29
Number of Shares Used in Computing Diluted Earning per Share	73,990	75,978
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income For the three months ended March 31, 2007 and 2006 (In thousands, except per share data) (Unaudited)
	Three months ended March 31,
	2007	2006

NET INCOME	$20,019	$22,365

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding (loss) gain on securities available for sale	554	(7,112)
Changes in fair value of cash flow hedges	(349)	-
Reclassification adjustment for loss on sale of securities included in net income	(14)	(3)
Net realized gain on settlement of interest rate contracts	-	1,543
Amortization of interest rate contracts	(37)	(9)
COMPREHENSIVE INCOME	$20,173	$16,784

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Stockholders’ Equity For the three months ended March 31, 2007 (In thousands, except per share data) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehen-sive Income/(Loss)	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2007	$728	$895,247	$37,201	$(7,498)	$925,678
Issuance of common stock	3	2,965	-	-	2,968
Share-based compensation expense	-	2,409	-	-	2,409
Net income	-	-	20,019	-	20,019
Dividends paid	-	-	(22,136)	-	(22,136)
Other comprehensive income	-	-	-	154	154
BALANCE, MARCH 31, 2007	$731	$900,621	$35,084	$(7,344)	$929,092

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2007 and 2006 (In thousands) (Unaudited)

	Three months ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$20,019	$22,365
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(454)	(621)
Amortization of above/(below) market lease intangibles	(933)	(523)
Provision for losses on accounts receivable	301	(226)
Amortization of premium on notes payable	(456)	(2,886)
Amortization of deferred financing fees	388	355
Rental property depreciation and amortization	11,374	12,039
Stock-based compensation	2,409	1,387
Amortization of derivatives	(37)	-
Gain on disposal of real estate and income-producing properties	(2,799)	(806)
Gain on sale of securities	(16)	(4)
Minority interest	28	28
Changes in assets and liabilities:
Accounts and other receivables	(978)	312
Other assets	(1,661)	(3,592)
Accounts payable and accrued expenses	3,177	108
Tenant security deposits	195	510
Other liabilities	1,374	205
Net cash provided by operating activities	31,931	28,651

INVESTING ACTIVITIES:
Additions to and purchases of rental property	(98,517)	(83,421)
Land held for development	-	(26,950)
Additions to construction in progress	(5,441)	(6,350)
Proceeds from disposal of rental properties	10,562	2,883
Increase in cash held in escrow	51	-
Increase in deferred leasing costs	(1,550)	(1,253)
Additions to notes receivable	(14)	-
Proceeds from repayment of notes receivable	13	1,476
Proceeds from sale of securities	246	57
Cash used to purchase securities	(81)	(25,078)
Net cash used in investing activities	(94,731)	(138,636)
(Continued)

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2007 and 2006 (In thousands) (Unaudited)

	Three months ended March 31,
	2007	2006
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$2,480	$(13,817)
Net borrowings under revolving credit facilities	86,136	21,835
Proceeds from senior debt offerings	-	123,284
Increase in deferred financing costs	-	(1,611)
Proceeds from issuance of common stock	2,968	5,219
Stock issuance costs	-	(29)
Cash dividends paid to stockholders	(22,136)	(22,753)
Distributions to minority interest	(28)	(29)
Net cash provided by financing activities	69,420	112,099

Net increase in cash and cash equivalents	6,620	2,114
Cash and cash equivalents at beginning of the period	-	102
Cash and cash equivalents at end of the period	$6,620	$2,216

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amount capitalized	$17,557	$12,382
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Change in unrealized holding gain (loss) on securities	$540	$(7,112)
Change in fair value of hedges	$(349)

The Company acquired and assumed mortgages on some of the rental property acquisitions:
Fair value of rental property	$69,069	-
Assumption of mortgage notes payable	(27,740)	-
Fair value adjustment of mortgage notes payable	(1,974)	-
Cash paid for rental property	$39,355	$-
The Company issued senior unsecured notes:
Face value of notes	$-	$125,000
Underwriting Costs	-	(812)
Discount	-	(904)
Cash received	$-	$123,284

(Concluded)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

1. Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by leading supermarkets, drug stores or discount retail store chains.

Basis of Presentation

The consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those partnerships where it has financial and operating control. Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies” or the “Company.”

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

Certain prior-year data have been reclassified to conform to the 2007 presentation.

Portfolio

As of March 31, 2007, the Company owned or had interests in 179 properties consisting of 161 shopping centers, nine development/redevelopment properties, six non-retail properties and three parcels of land.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related footnotes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 5, 2007.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

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

The cost approach is used as the primary method to estimate the fair value of the buildings, improvements and other assets. The cost approach is based upon the current costs to develop the particular asset in that geographic location, less an allowance for physical and functional depreciation. The assigned value for buildings and improvements is based on an as-if vacant basis. The market value approach is used as the primary method to estimate the fair value of the land. The determination of the fair value of contractual intangibles is based on the costs incurred to originate a lease, including commissions and legal costs, excluding any new leases negotiated in connection with the purchase of a property. In-place lease values are based on management’s evaluation of the specific characteristics of each lease and the Company’s overall relationship with each tenant. Among the factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant’s credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, given the specific market conditions.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

Above-market and below-market lease values are determined based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market lease values is amortized as a reduction of rental income over the remaining terms of the respective leases. The value of below-market lease values is amortized as an increase to rental income over the remaining terms of the respective leases.

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

In the event that a tenant terminates its lease, any unamortized portion of each related intangible is expensed.

Intangibles associated with property acquisitions are included in other assets and other liabilities in the accompanying consolidated balance sheets.

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

Total interest expense capitalized to construction in progress and land held for development was $1.1 million for each of the quarters ended March 31, 2007 and 2006.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

Property Held for Sale

Under Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the definition of a component of an entity, assuming no significant continuing involvement, requires that operating properties that are sold or classified as held for sale be accounted for as discontinued operations. Accordingly, the results of operations of operating properties disposed of or classified as held for sale for which the Company has no significant continuing involvement are reflected as discontinued operations. Given the nature of real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements; often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, the Company generally does not classify a property as “discontinued operations” until it is sold, unless management has otherwise determined that the property meets the criteria of SFAS No. 144 and is likely to close within the time requirements.

Long-lived Assets

On a periodic basis, or whenever events or change in circumstances indicate, the Company assesses whether the value of its real estate properties may be impaired. A property’s value is impaired only if it is probable that management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the historical net carrying value of the property. In management’s estimate of cash flows, it considers facts such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether impairment exits and whether the effects could materially impact the Company’s net income. The assessments have a direct impact on the Company’s net income because recording an impairment charge results in an immediate charge to expense.

To the extent that impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

When assets are identified by the Company as held for sale, the Company estimates the sales prices, net of selling costs, of such assets. Assets that will be sold together in a single transaction are aggregated in determining if the net sales proceeds of the group are expected to be less than the net book value of the assets. If, in management’s opinion, the net sales price of the assets, which have been identified for sale, are expected to be less than the net book value of the assets, an impairment charge is recorded. For the three months ended March 31, 2006, $86,000 of impairment loss related to a property that was subsequently sold was recognized and is reflected in income from discontinued operations. There was no impairment loss for the three months ended March 31, 2007.

Cash and Cash Equivalents

The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

Cash Held in Escrow

Cash held in escrow represents the cash proceeds of property sales that are being held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code.

Accounts Receivable

Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants. Management evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect amounts estimated to be uncollectible. The allowance for doubtful accounts was approximately $1.7 million and $1.6 million at March 31, 2007 and December 31, 2006, respectively.

Securities

Historically, the Company’s investments consist primarily of equity and debt securities. The Company’s equity investments are classified as available-for-sale and recorded at fair value based on current market prices. Changes in the fair value of the equity investments are included in accumulated other comprehensive income (loss). While the Company currently owns no debt securities, in the past they were recorded at cost and are classified as held-to-maturity, with the related discount/premium amortized over the life of the investment using the effective interest method.

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

As of March 31, 2007, the Company indirectly owned approximately 3.8 million ordinary shares of DIM Vastgoed N.V. (“DIM”), representing 48.1% of the total outstanding ordinary shares of DIM. In addition, the Company has committed to buy, in September 2007, certificates representing an additional 45,362 ordinary shares for total consideration of approximately $941,000. DIM is a public company organized under the laws of the Netherlands, the shares of which are listed on Euronext Amsterdam and which operates as a closed-end investment company owning and operating a portfolio of 20 shopping center properties aggregating approximately 2.5 million square feet in the southeastern United States. DIM’s capital structure includes priority shares and ordinary shares. The priority shares are 100% owned by a foundation that is controlled by its supervisory board. The ordinary shares have voting rights; however, only the priority shares have the right to nominate members to the supervisory board and to approve certain other corporate matters. As of March 31, 2007, management believes that the investment in DIM should be accounted for as an available-for-sale security because, as of that date, the Company was unable to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, the Company was unable to participate in the affairs of DIM’s supervisory board.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

As of March 31, 2007, the fair value of DIM’s ordinary shares is less than the carrying amount of the Company’s investment. The Company’s aggregate cost is approximately $78.0 million and, based on the closing market price on March 31, 2007, following the declaration of DIM’s annual dividend, the ordinary shares of DIM had a fair value of approximately $72.0 million. This implies an unrealized loss of $6.0 million. The Company has evaluated the severity and duration of the possible impairment, together with the near-term prospects of DIM, the thin trading market for DIM shares and the ability and the intent of the Company to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the carrying cost. As a result of these factors and the Company’s own evaluation of the net asset value of the underlying properties of DIM, the Company does not consider the investment to be other-than-temporarily impaired at March 31, 2007.

As of March 31, 2007, the Company owned 124,600 shares of preferred stock of a publicly traded REIT that had a fair value of $3.3 million, a carrying amount of $3.1 million and an unrealized gain of approximately $200,000.

As of March 31, 2007, the Company owned 14,859 shares of common stock of Winn Dixie that had a fair value of approximately $262,300, a carrying amount of $182,200 and an unrealized gain of approximately $80,100.

The specific identification method is used to determine realized gain or loss on securities sold.

The following table reflects the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed other-than-temporarily impaired:

As of March 31
2007	2006
(In thousands)
Investment	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$75,494	$5,809	$73,417	$2,636
Debt securities	-	-	$11,918	-

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
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

Management cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $13.1 million at March 31, 2007. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s tenant base, or a materially negative change in its relationships with significant tenants.

For the three months ended March 31, 2006, $29,000, of goodwill was included in the gain from the disposal of income-producing properties. No properties sold during the three months ended March 31, 2007 included goodwill.

Deferred Costs and Intangibles

Deferred costs, intangible assets included in other assets and intangible liabilities included in other liabilities consist of loan origination fees, leasing costs and the value of intangibles when a property was acquired. Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan which approximates the effective interest method. Direct salaries, third-party fees and other costs incurred by the Company to originate a lease are capitalized and are being amortized using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs and above-market rents that were acquired in connection with the acquisition of the properties. Intangible liabilities consist of below-market rents that are also acquired in connection with the acquisition of properties. Both intangible assets and liabilities are being amortized using the straight-line method over the term of the related leases.

Deposits

Deposits included in other assets are comprised of funds held by various institutions for future payments of property taxes, insurance and improvements, utility and other service deposits.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

Minority Interest

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of the Company, entered into a limited partnership as a general partner. An income-producing shopping center (“Walden Woods Village”) was contributed by its owners (the “Minority Partners”), and the Company contributed 93,656 shares of the Company’s common stock (the “Walden Woods Shares”) to the limited partnership at an agreed-upon price of $10.30 per share. Based on this per share price and the net value of property contributed by the Minority Partners, the limited partners received 93,656 partnership units. The Company has entered into a Redemption Agreement with the Minority Partners whereby the Minority Partners can request that the Company purchase either their limited partnership units or any shares of common stock which they received in exchange for their partnership units at a price of $10.30 per unit or per share at any time before January 1, 2014. As a result of the Redemption Agreement, the Company has consolidated the accounts of the partnership with the Company’s financial data. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the Walden Woods Shares except to the extent of dividends. Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared. The Walden Woods Shares are not considered outstanding in the consolidated financial statements and are excluded from the share count in the calculation of primary earnings per share.

Until January 1, 2006, the Company had a controlling general partnership interest (75% interest) in Venice Plaza and recorded a minority interest for the limited partners’ share of equity. In January 2006, the Company acquired the minority partner’s interest (and eliminated the related minority interest).

The Company has controlling interests in two joint ventures that, together, own the Company’s Sunlake development project. The Company has funded all of the acquisition costs, is required to fund any necessary development and operating costs, receives an 8% preferred return on its advances and is entitled to 60% of the profits thereafter. The minority partners are not required to make contributions and, to date, have not contributed any capital. The joint ventures are in the process of obtaining the required approvals and permits to continue their mixed-use business plan. No minority interest has been recorded as the venture has incurred operating losses after taking into account the Company’s preferred return.

The Company also has a controlling, membership interest in Dolphin Village Partners, LLC, a venture that owns the Company’s Dolphin Village shopping center. The Company funded all of the acquisition costs, is required to fund any necessary development and operating costs, receives an 8% preferred return on its advances and is entitled to 50% of the profits thereafter. The minority partner is not required to make contributions and, to date, has not contributed any capital. The joint venture has obtained preliminary approval of its redevelopment plans and is evaluating the feasibility of those plans. No minority interest has been recorded as the venture has incurred operating losses after taking into account the Company’s preferred return.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

Use of Derivative Financial Instruments

The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the consolidated balance sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, are recognized in earnings in the current period.

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

As of March 31, 2007, the Company had in place an aggregate notional amount of $85.0 million of 10-year Treasury rate locks, at a weighted interest rate of 5.10% per annum, which were executed to hedge the benchmark interest rate associated with a fixed-rate borrowing in April 2007 which were unwound on April 11, 2007 in connection with a $150.0 million private placement of 6.00% unsecured fixed rate notes due September 2017 (see note 11).

During 2004, concurrent with the issuance of the $200.0 million 3.875% senior unsecured notes, the Company entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $3.6 million as of March 31, 2007. This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

Revenue Recognition

Rental income comprises minimum rents, expense reimbursements, termination fees and percentage rent payments. Minimum rents are recognized over the lease term on a straight-line basis. As part of the leasing process, the Company may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction to revenue. Factors considered during this evaluation include, among others, the type of improvements made, who holds legal title to the improvements, and other controlling rights provided by the lease agreement. Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Lease revenue recognition commences when the lessee is given possession of the leased space and there are no contingencies offsetting the lessee’s obligation to pay rent.

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

The Company accounts for profit recognition on sales of real estate in accordance with SFAS No. 66 “Accounting for Sales of Real Estate.” In summary, profits from sales will not be recognized by the Company unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have substantial continuing involvement with the property. The sales of operating properties where the Company does not have continuing involvement are reflected in discontinued operations.

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to a potential loss in rental revenue, expense recoveries, and percentage rent that is magnified as a result of the tenant renting space in multiple locations. Generally, the Company does not obtain security from its national or regionally based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Publix Super Markets accounts for over 10% of the Company’s annualized minimum rent, or approximately $19.2 million of annualized minimum rent. No other tenant accounts for over 5% of the Company’s annualized minimum rent.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

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

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code (“Code”), commencing with its taxable year ended December 31, 1995.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its stockholders.  Also, at least 95% of the Company’s gross income in any year must be derived from qualifying sources. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company’s consolidated taxable REIT subsidiaries (“TRSs”). The Company’s TRSs did not have significant tax provisions or deferred income tax items during the periods reported hereunder.

Stock-Based Compensation

Cumulative Effect of Change in Accounting Principle

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, no stock-based compensation costs were recognized in the Statement of Operations for stock options as our options granted had an exercise price equal to the market value of our common shares on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method. Under this transition method, compensation cost recognized beginning January 1, 2006, includes: (a) compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company has always used the binomial model to value stock options and intends to continue to use this model in the future.

On January 1, 2006, the Company recorded the cumulative effect of adopting SFAS No. 123(R). This cumulative effect resulted in decreasing accrued liabilities by $4.5 million and increasing shareholder equity by $4.5 million. These balance sheet changes related to deferred compensation on unvested shares. There was no effect on the consolidated statement of operations or cash flows. Under SFAS No. 123(R), deferred compensation is no longer recorded at the time unvested shares are issued. Share-based compensation is now recorded over the requisite service period with an offsetting credit to equity (generally additional paid-in capital).

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

Share-Based Compensation Subsequent to the Adoption of SFAS 123(R)

Share-based compensation expense charged against earnings for the three months ended March 31, 2007 and 2006, was $2.4 million and $1.3 million, respectively, of which $594,000 and $73,000, respectively, related to stock options, $3,000 and $0, respectively, related to Employee Stock Purchase Plan from the adoption of SFAS No. 123(R), and $1.8 million and $1.3 million, respectively, related to restricted stock grants, including amounts for which vesting was accelerated under severance agreements. Share-based compensation capitalized as part of properties and related assets for the three months ended March 31, 2007 and 2006 was $52,000 and $53,000, respectively.

Segment Information

The Company’s properties are community and neighborhood shopping centers located predominantly in high-growth and high-barrier markets in the southern and northeastern United States. Each of the Company’s centers is a separate operating segment which has been aggregated and reported as one reportable segment because they have characteristics so similar that they are expected to have essentially the same future prospects. The economic characteristics include similar returns, occupancy and tenants. In addition, each center is located near a metropolitan area with similar economic demographics and site characteristics. No individual property constitutes more than 10% of the Company’s combined revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, no shopping center is located outside the United States.

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

Recent Accounting Pronouncements

In June 2006, the EITF reached a consensus on EITF Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”).” EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Effective January 1, 2007, the provisions of EITF 06-02 was adopted and did not impact the accounting for certain of the Company’s employment arrangements.

In June 2006, the FASB issued SFAS Interpretation No. 48 - “Accounting for Uncertainty in Income Taxes (“FIN 48”).” In summary, FIN 48 requires that all tax positions subject to SFAS No. 109 - “Accounting for Income Taxes,” to be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more likely than not be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. FIN 48 was effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS”) No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard is not expected to materially impact how the Company measures fair value.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS Statements No. 87, 88, 106 and 132(R), (“SFAS”) No. 158.” SFAS No. 158 requires recognition of the over funded or under funded status of a benefit postretirement plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS No. 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS No. 158 was effective for fiscal years ending after December 15, 2006, except for the measurement date provision, which is effective for fiscal years ending after December 15, 2008. The adoption of the effective provisions of the standard did not have a material impact on the Company’s consolidated financial statements and the measurement provisions are not expected to have a material impact on the company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”),” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of the standard did not materially impact the Company’s financial statements.

In February 2007, the FASB issued No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS”) No. 159 which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Subsequent to the adoption of SFAS No. 159, changes in fair value for the particular instruments shall be reported in earnings. Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the Statement is adopted. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effects of this standard to its consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

3.	Acquisitions

The following table provide a summary of properties acquired during the three months ended March 31, 2007:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In thousands)
01/09/07	Concord Shopping Plaza	Miami, FL	298,986	$ 48,433
02/07/07	Shelby Plaza Land	Shelby, NC	N/A	505
02/15/07	Alafaya Commons Outparcel	Orlando, FL	N/A	2,146
03/09/07	Buckhead Station	Atlanta, GA	233,930	68,000
				$ 119,084

No equity interests were issued or issuable in connection with the above purchase and no contingent payments, options or commitments are provided for in the agreements. No goodwill was recorded in conjunction with any of the individual property acquisitions.

4.	Property Held for Sale and Dispositions

The following table provides a summary of property disposition activity for the three months ended March 31, 2007:

Date	Property	City, State	Gross Leasable Area	Sales Price	Gain
Income-producing properties			(In square feet)	(In thousands)
01/11/07	Pinhook Plaza Office Building	Lafayette, LA	4,406	$ 350	$ 266
03/14/07	Eustis Square Shopping Center	Eustis, FL	126,791	7,100	1,466
	Total			$ 7,450	$ 1,732

Sale of real estate
03/22/07	Venice Plaza Outparcel	Venice, FL	N/A	1,500	1,067
	Total			$ 8,950	$ 2,799

As of March 31, 2007, one shopping center in Huntsville, Alabama and one parcel of land in Tampa, Florida, were held for sale. The two properties have a net book value of $20.1 million comprised of 77,844 square feet of gross leasable area for the shopping center and approximately 62.6 acres for the land parcel.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

The summary selected operating results for income-producing properties disposed of or designated as held for sale, with no significant continuing involvement, are as follows for the three months ended March 31, 2007 and 2006:

	2007	2006
	(In thousands)
Rental Revenue	$333	$12
Expenses
Property operating expenses	23	(3)
Rental property depreciation and amortization	(64)	(2)
Interest expense	-	-
Other	-	(1)
Operations of income producing properties sold or held for sale	$292	$6

In April 2006, the Company disposed of 29 of its properties located in Texas (“the Texas Properties”) to EQYInvest Texas, LLC, a Delaware limited liability company (the “JV”). In December, 2006, the Company disposed of its 20% interest in the JV and simultaneously entered into a management agreement pursuant to which the Company managed and leased the properties on behalf of the JV. Effective April 1, 2007, the management agreement was terminated, and other than limited accounting support, all services provided under that agreement ceased.

The Company has guaranteed the joint venture an operating return based on certain predetermined targets for the first twelve months following the sale, which will require the Company to pay to the joint venture an amount of up to $2.0 million in the event that the joint venture does not achieve its targeted operating returns. The Company has also agreed to fund remaining construction costs to complete various projects in an amount up to $1.6 million. These obligations are reflected in other liabilities in the accompanying condensed consolidated balance sheets.

5.	Investments in Joint Ventures

As of March 31, 2007 and December 31, 2006, the Company did not have investments in unconsolidated joint ventures.

6.	Borrowings

The following table is a summary of the Company’s mortgage notes payable balances for periods ended March 31, 2007 and December 31, 2006:

Mortgage Notes Payable	March 31, 2007	December 31, 2006
	(In thousands)
Fixed rate mortgage loans	$416,857	$391,647
Unamortized net premium on mortgage notes payable	12,012	10,463
	$428,869	$402,110

The weighted average interest rate of the mortgage notes payable at March 31, 2007 and December 31, 2006 was 7.23% and 7.26% respectively, excluding the effects of the net premium adjustment.

EQUITY ONE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

Each of the existing mortgage loans is secured by a mortgage on one or more of the Company’s properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $76.0 million contain prohibitions on transfers of ownership which may have been violated by the Company’s previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, the Company will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated. Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company’s results of operations or financial condition.

The Company’s outstanding unsecured senior notes debt at March 31, 2007 and December 31, 2006 consists of the following:

Unsecured Senior Notes Payable	March 31, 2007	December 31, 2006
	(In thousands)
3.875% Senior Notes, due 4/15/09	$200,000	$200,000
Fair value of interest rate swap	(3,585)	(3,813)
7.84% Senior Notes, due 1/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	120,000	120,000
6.0% Senior Notes, due 9/15/16	125,000	125,000
6.25% Senior Notes, due 1/15/17	125,000	125,000
Unamortized net premium/(discount) on unsecured senior notes payable	(172)	(141)
	$591,243	$591,046

The weighted average interest rate of the unsecured senior notes at March 31, 2007 and December 31, 2006 was 5.68% and 5.67% respectively, excluding the effects of the interest rate swap and net premium adjustment.

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

The Company swapped $100.0 million notional principal of the $200.0 million, 3.875% senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

The following table provides a summary of the Company’s unsecured revolving lines of credit balances at March 31, 2007 and December 31, 2006:

Unsecured Revolving Credit Facilities	March 31, 2007	December 31, 2006
	(In thousands)
Wells Fargo	$162,636	$76,500
City National Bank	-	-
	$162,636	$76,500

In January 2006, the Company entered into an amended and restated unsecured revolving credit facility, with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent. This facility has a maximum principal amount of $275.0 million and bears interest at the Company’s option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of the Company’s senior unsecured notes or (ii) Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company’s subsidiaries. Based on the Company’s current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $137.5 million, a $35.0 million swing line facility for short term borrowings, and a $20.0 million letter of credit commitment. The facility may, at the request of the Company, be increased up to a total commitment of $400.0 million. The facility expires January 17, 2009 with a one-year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility. If a default under the facility exists, the Company’s ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The weighted average interest rate at March 31, 2007 and December 31, 2006, was 5.69% and 5.63%, respectively. The facility also provides collateral for $3.6 million in outstanding letters of credit.

The Company has a $5.0 million unsecured credit facility with City National Bank of Florida, of which there was no outstanding balance at March 31, 2007 and December 31, 2006. This facility also provides collateral for $1.5 million in outstanding letters of credit.

The Company also has an additional $1.1 million outstanding letter of credit with PNC Bank.

As of March 31, 2007, the availability under the various credit facilities was approximately $112.0 million net of outstanding balances and letters of credit.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

7.	Stockholders’ Equity and Earnings Per Share

The following table depicts common stock activity during the three month period ended March 31, 2007:

	Common Stock (1)	Options Exercised	Total
	(In thousands)
Board of Directors	15	16	31
Officers (2)	40	226	266
Employees and other	13	4	17
	68	246	314

(1)    Effective January 1, 2006, the Company changed the method of accounting for restricted stock to comply with the provisions of SFAS Statement No. 123(R). During the first quarter of 2007, the Company granted 371,100 shares of restricted stock which are subject to forfeiture and vest over periods from two to five years. Under SFAS Statement No. 123(R), restricted stock with a requisite service period is not deemed to be issued until the shares vest and, accordingly, the above schedule includes 111,983 shares that vested during the current period.

(2)   Net of shares surrendered on the exercise of options.

The following summarizes the calculation of basic and diluted shares for the three months ended March 31, 2007 and 2006:

Denominator	2007	2006
	(In thousands)
Basic earnings per share - weighted average shares	72,974	75,151
Walden Woods Village, Ltd	94	94
Unvested restricted stock	645	447
Stock options (using treasury method)	277	286
Subtotal	1,016	827
Diluted earnings per share - weighted average shares	73,990	75,978

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

8.	Share-Based Compensation Plans

As of March 31, 2007, we have grants outstanding under four share-based compensations plans, including two plans that we assumed in connection with our merger with IRT Property Company. While awards are outstanding under these plans, the Equity One 2000 Executive Incentive Compensation Plan is the primary plan under which current awards are granted. The 2000 plan was adopted by our stockholders in June 2000 and amended in May 2002 and July 2004. The number of shares reserved for issuance under the plan is currently 5.5 million, of which approximately 850,000 remain available for delivery.

The term of each award is determined by the Compensation Committee of the Company’s Board of Directors (the “Committee”), but in no event can be longer than ten years from the date of the grant. The vesting of the awards is determined by the Committee, in its sole and absolute discretion, at the date of grant of the award. Dividends are paid on unvested shares. Certain options and share awards provide for accelerated vesting if there is a change in control.

The fair value of each option award is estimated on the date of grant using binomial option-pricing model. Expected volatilities, option life (years), dividend yields, employee exercises and employee terminations are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company measures compensation costs for restricted stock awards based on the fair value of the Company’s common stock at the date of the grant and charges to expense such amounts to earnings ratably over the vesting period.

The following table reports stock option activity during the three month period ended March 31, 2007:

	Shares Under Option	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2006	2,437	$22.82
Granted	30	26.66
Exercised	(246)	16.78
Forfeited or expired	-	-
Outstanding at March 31, 2007	2,221	$23.54	8.8	$6,579
Exercisable at March 31, 2007	364	$18.20	3.0	$3,016

There were 30,000 options granted during the three months ended March 31, 2007. At March 31, 2007, these options held no intrinsic value. The total intrinsic value of options exercised during the three months ended March 31, 2007, was $1.5 million. The total cash received from option exercised was $2.9 million.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

The following table presents information regarding unvested restricted stock activity during the period ended March 31, 2007:

	Unvested Shares	Weighted-Average Price
	(In thousands)
Unvested at December 31, 2006	381	$23.58
Granted	371	$26.58
Vested	(112)	$22.04
Forfeited	(18)	$23.79
Unvested at March 31, 2007	622	$25.64

The total vesting-date value of the shares that vested during the three months ended March 31, 2007, was $3.0 million.

As of March 31, 2007, there was $16.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans. This cost is expected to be recognized over the next 4.0 years.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

9.	Condensed Consolidating Financial Information

Most of the Company’s subsidiaries, have guaranteed the Company’s indebtedness under the unsecured senior notes and the revolving credit facility. The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet As of March 31, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands )
Properties, net	$355,467	$1,118,464	$524,226	$-	$1,998,157
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	46,475	45,948	103,358	-	195,781
Total Assets	$1,030,251	$1,164,412	$627,584	$(628,309)	$2,193,938
LIABILITIES
Mortgage notes payable	$46,688	$126,655	$243,514	$-	$416,857
Unsecured revolving credit facilities	162,636	-	-	-	162,636
Unsecured senior notes payable	591,415	-	-	-	591,415
Unamortized premium on notes payable	(33)	4,181	7,692	-	11,840
Other liabilities	27,158	34,928	19,023	-	81,109
Total Liabilities	827,864	165,764	270,229	-	1,263,857
MINORITY INTEREST	-	-	-	989	989
STOCKHOLDERS’ EQUITY	202,387	998,648	357,355	(629,298)	929,092
Total Liabilities and Stockholders’ Equity	$1,030,251	$1,164,412	$627,584	$(628,309)	$2,193,938

Condensed Balance Sheet As of March 31, 2006	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries		Consolidated
ASSETS	(In thousands)
Properties, net	$355,817	$1,003,181	$526,713		$-	$1,885,711
Investment in affiliates	700,622	140,134	(201,618)		(639,138)	-
Other assets	48,917	38,575	96,572		-	184, 064
Total Assets	$1,105,356	$1,181,890	$421,667	$	(639,138)	$2,069,775
LIABILITIES
Mortgage notes payable	$47,113	$99,867	$244,667		$-	$391,647
Unsecured revolving credit facilities	76,500	-	-		-	76,500
Unsecured senior notes	591,187	-	-		-	591,187
Unamortized premium on notes payable	11	2,346	7,965		-	10,322
Other liabilities	26,217	28,623	18,612		-	73,452
Total Liabilities	741,028	130,836	271,244		-	1,143,108
MINORITY INTEREST	-	-	-		989	989
STOCKHOLDERS’ EQUITY	364,328	1,051,054	150,423		(640,127)	925,678
Total Liabilities and Stockholders’ Equity	$1,105,356	$1,181,890	$421,667		$(639,138)	$2,069,775

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

Condensed Statement of Operations For the three months ended March 31, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$9,133	$25,775	$12,827	$-	$47,735
Expense recoveries	2,647	7,197	3,524	-	13,368
Percentage rent	105	614	541	-	1,260
Management and leasing services	837	-	-	-	837
Total rental revenue	12,722	33,586	16,892	-	63,200
EQUITY IN SUBSIDIARIES’ EARNINGS:	28,770	-	-	(28,770)	-
COSTS AND EXPENSES:
Property operating	2,893	9,979	3,796	-	16,668
Management and leasing services	-	746	-	-	746
Rental property depreciation and amortization	1,889	6,167	3,253	-	11,309
General and administrative	7,766	(5)	4	-	7,765
Total costs and expenses	12,548	16,887	7,053	-	36,488
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	28,944	16,699	9,839	(28,770)	26,712
OTHER INCOME AND EXPENSES:
Investment income	252	1	5,954	-	6,207
Other income	182	-	-	-	182
Interest expense	(10,091)	(1,617)	(4,049)	-	(15,757)
Amortization of deferred financing fees	(335)	(21)	(32)	-	(388)
Gain on sale of real estate	1,067	-	-	-	1,067
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	20,019	15,062	11,712	(28,770)	18,023
Minority Interest	-	(28)	-	-	(28)
INCOME FROM CONTINUING OPERATIONS	20,019	15,034	11,712	(28,770)	17,995
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	-	292	-	-	292
Gain on disposal of income- producing properties	-	1,732	-	-	1,732
Income from discontinued operations	-	2,024	-	-	2,024
NET INCOME	$20,019	$17,058	$11,712	(28,770)	$20,019

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

Condensed Statement of Operations For the three months ended March 31, 2006	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$9,046	$21,781	$11,047	$-	$41,874
Expense recoveries	2,581	6,242	3,275	-	12,098
Percentage rent	111	755	408	-	1,274
Management and leasing services	-	155	-	-	155
Total rental revenue	11,738	28,933	14,730	-	55,401
EQUITY IN SUBSIDIARIES’ EARNINGS:	27,175	-	-	(27,175)	-
COSTS AND EXPENSES:
Property operating	3,062	8,838	3,455	-	15,355
Management and leasing services	-	77	-	-	77
Rental property depreciation and amortization	1,831	4,995	3,039	-	9,865
General and administrative	4,298	313	5	-	4,616
Total costs and expenses	9,191	14,223	6,499	-	29,913
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	29,722	14,710	8,231	(27,175)	25,488
OTHER INCOME AND EXPENSES:
Investment income	297	60	4,295	-	4,652
Other income	350	-	-	-	350
Interest expense	(8,192)	(1,723)	(4,056)	-	(13,971)
Amortization of deferred financing fees	(292)	(20)	(33)	-	(345)
Gain on sale of real estate	-	314	-	-	314
Loss on extinguishment of debt	-	-	(292)		(292)
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	21,885	13,341	8,145	(27,175)	16,196
Minority Interest	-	(28)	-	-	(28)
INCOME FROM CONTINUING OPERATIONS	21,885	13,313	8,145	(27,175)	16,168
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(12)	5,188	529	-	5,705
Gain on disposal of income- producing properties	492	-	-	-	492
Income from discontinued operations	480	5,188	529	-	6,197
NET INCOME	$22,365	$18,501	$8,674	$(27,175)	$22,365

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

Condensed Statement of Cash Flows For the three months ended March 31, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash provided by operating activities	$(2,488)	$16,996	$17,423	$31,931
INVESTING ACTIVITIES:
Additions to and purchase of properties	(2,169)	(96,348)	-	(98,517)
Additions to construction in progress	(65)	(4,923)	(453)	(5,441)
Proceeds from disposal of rental properties	1,461	8,439	662	10,562
Increase in cash held in escrow	51	-	-	51
Increase in deferred leasing costs	(197)	(1,111)	(242)	(1,550)
Additions to notes receivable	-	(14)	-	(14)
Proceeds from repayment of notes receivable	-	10	3	13
Proceeds from sale of securities	246	-	-	246
Cash used to purchase securities	(81)	-	-	(81)
Advances from (to) affiliates	(57,414)	75,954	(18,540)	-
Net cash (used in) provided by investing activities	(58,168)	(17,993)	(18,570)	(94,731)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	336	997	1,147	2,480
Net borrowings under revolving credit facilities	86,136	-	-	86,136
Proceeds from issuance of common stock	2,968	-	-	2,968
Cash dividends paid to stockholders	(22,136)	-	-	(22,136)
Distributions to minority interest	(28)	-	-	(28)
Net cash provided by (used in) financing activities	67,276	997	1,147	69,420
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,620	-	-	6,620
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	-	-	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$6,620	-	-	$6,620

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

Condensed Statement of Cash Flows For the three months ended March 31, 2006	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

10.	Commitments and Contingencies

As of March 31, 2007, the Company has pledged letters of credit totaling $6.2 million as additional security for certain financings and other activities.

The Company has committed to fund approximately $8.5 million, based on current plans and estimates, in order to complete pending development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities.

Certain of the Company’s properties are subject to a ground lease, which are accounted for as operating leases and have annual obligations of approximately $100,000.

The Company is subject to litigation in the normal course of business. However, none of the litigation outstanding as of March 31, 2007, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

11.	Subsequent Events

On April 11, 2007, the Company issued $150.0 million of unsecured fixed rate notes in a private placement and unwound $85.0 million in 10-year Treasury rate lock at a cost of nearly $2.5 million. The notes carry an interest rate of 6.00% and are due September 2017. Interest on the notes is payable semi-annually on March 15 and September 15, with the first payment becoming due and payable on September 15, 2007. The notes are guaranteed by certain of the Company’s subsidiaries. In connection with the private placement, the Company and the guarantors have agreed to use their reasonable best efforts to consummate an exchange offer for registered securities no later than 270 days after the closing of the offering or to file a shelf registration for the resale of the securities if they cannot effect an exchange offer within that time period. If this requirement is not met, then the annual interest on the notes will increase by .25 percentage point for the first 90 days following the end of such 270 day period and .25 percentage point for each subsequent 90 day period, up to a maximum of 1.0 percentage point until the exchange offer is complete or until the shelf registration statement is declared effective. Net proceeds after issuance discounts and underwriting fees were $148.9 million, of which $148.0 million was used to repay outstanding indebtedness under the Company’s unsecured revolving credit facility, leaving a balance of $18.3 million of bank borrowings outstanding at April 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 5, 2007.

Unless the context otherwise requires, all references to “we”, “our”, “us”, “Equity One”, and the “Company” in this report refer collectively to Equity One, Inc. and its subsidiaries, including joint ventures.

Executive Overview

We are a real estate investment trust (“REIT”) that principally owns, manages, acquires, develops and redevelops neighborhood and community shopping centers. As of March 31, 2007, our property portfolio was comprised of 179 properties, including 161 shopping centers consisting of approximately 17.9 million square feet of gross leasable area (“GLA”), nine development/redevelopment properties, six non-retail properties and three parcels of land. As of March 31, 2007, the portfolio was 94.1% leased and included national, regional and local tenants.

The Company’s primary objectives are to maximize long-term stockholder value by generating sustainable cash flow growth and increasing long-term value of our real estate assets. To achieve its objectives, the Company seeks to operate its properties for long-term earnings per share growth. The Company also acquires neighborhood or community shopping centers that either have dominant anchor tenants or contain a mix of tenants which reflects the shopping needs of the communities they serve. The Company also develops and redevelops shopping centers on a tenant-driven basis, leveraging either existing tenant relationships or geographic and demographic knowledge while seeking to minimize exposure to risk associated with long-term land development.

The Company’s financial strategy is to execute its operating and growth strategies by utilizing a blend of internally generated funds, proceeds from divestitures, institutional borrowings and issuances of corporate equity or debt, as appropriate.

The execution of our business strategy during the three months ended March 31, 2007 resulted in:

•	the acquisition of two retail shopping centers for a total consideration of $116.4 million;

•	the sale of two income producing properties for an aggregate sales price of $7.5 million resulting in $1.7 million realized gains;

•	the sale of one outparcel for a sales price of $1.5 million resulting in $1.1 million of realized gain; and

•	an increase in our core portfolio occupancy rate of 10 basis points to 94.1% from 94.0% at December 31, 2006.

Critical Accounting Policies

Our 2006 Annual Report on Form 10-K contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, accounting for securities, impairment testing of goodwill, and joint venture accounting. For the three month period ended March 31, 2007, there were no material changes to these policies.

Results of Operations

Our consolidated results of operations are not necessarily comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments and security investments. A large portion of the change in our statement of operations line items is related to these changes in our portfolio.

The following summarizes line items from our unaudited consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in the three months ended March 31, 2007 as compared to the same period in 2006:

	Three Months Ended March 31,
	(In thousands)
	2007	2006	% Change
Total rental revenue	$63,200	$55,401	14.1%
Property operating expenses	$16,668	$15,355	8.6%
Management and leasing services	$746	$77	868.8%
Rental property depreciation and amortization	$11,309	$9,865	14.6%
General and administrative expenses	$7,765	$4,616	68.2%
Investment income	$6,207	$4,652	33.4%
Interest expense	$15,757	$13,971	12.8%
Gain on sale of real estate	$1,067	$314	239.8%
Income from discontinued operations	$2,024	$6,197	(67.3%)
Net Income	$20,019	$22,365	(10.4%)

Comparison of the three months ended March 31, 2007 to 2006

Total rental revenue increased by $7.8 million, or 14.1%, to $63.2 million in 2007. The increase is primarily attributable to the following:

•	an increase of $6.1 million associated with properties acquired in 2007 and 2006;

•	an increase of $1.1 million in same-property revenue due primarily to higher rental rates and tenant expense recovery income; and

•	an increase of approximately $600,000 primarily related to property management and leasing services for a portfolio of Texas properties that we sold to a third party in 2006.

Property operating expenses increased by $1.3 million, or 8.6%, to $16.7 million in 2007. The increase is mostly comprised of the following:

•	an increase of $1.5 million related to properties acquired in 2007 and 2006; and

•	a decrease of $156,000 in same-property operating and maintenance costs partly due to lower common area maintenance expenses.

Management and leasing services increased by $669,000 as a result of providing property management and leasing services for the Texas properties.

Rental property depreciation and amortization increased by $1.4 million, or 14.6%, to $11.3 million for 2007 from $9.9 million in 2006. The increase in 2007 is due primarily to the operations of properties acquired in 2007 and 2006 as well as an increase in same-property tenant improvements and leasing commissions.

General and administrative expenses increased by $3.1 million, or 68.2%, to $7.7 million for 2007 compared to $4.6 million in 2006. The increase is principally attributable to $1.5 million of severance-related expenses related to former employees and $1.5 million of abandoned pre-development capitalized costs related to non-viable projects.

Investment income increased by $1.6 million in 2007, primarily due to $5.9 million of dividend income related to the $1.57 dividend per ordinary share declared by DIM Vastgoed N.V., a Dutch company in which we own 3.8 million ordinary shares as of March 2007, which was $1.6 million higher than the dividend in 2006.

Interest expense increased by $1.8 million, or 12.8%, to $15.8 million for 2007 as compared to $14.0 million for 2006. The increase is primarily attributable to $1.0 million of interest incurred related to higher total unsecured senior debt outstanding associated with increased acquisition activity and a reduction of $800,000 in the amortization of fair value debt premium related to two unsecured senior notes that were paid off in March and August 2006.

Gain on sale of real estate in 2007 includes the sale of one outparcel for proceeds of $1.5 million, generating $1.1 million in realized gains, compared to gains in the same period of 2006 of approximately $300,000.

In the first quarter of 2007, we sold two income producing properties and recognized gains aggregating to $1.7 million. During the quarter, discontinued operations generated $292,000 in net operating income. In first quarter 2006, we sold one income producing property resulting in a net realized gain of $492,000. In that same quarter, we had 29 Texas properties held for sale with net operating income of $5.7 million.

As a result of the foregoing, net income decreased by $2.3 million, or 10.5% from $22.4 million in 2006 to $20.0 million in 2007.

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

The following table illustrates the calculation of FFO for the three months periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	(In thousands)
	2007	2006
Net income	$20,019	$22,365
Adjustments:
Rental property depreciation and amortization, including discontinued operations	11,373	12,039
Gain on disposal of depreciable real estate	(1,732)	(492)
Minority interest	28	28
Funds from operations	$29,688	$33,940

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2007	2006
Earnings per diluted share (1)	$0.27	$0.29
Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.15	0.16
Gain on disposal of depreciable real estate	(0.02)	-
Funds from operations per diluted share	$0.40	$0.45

(1) Earnings per diluted share reflect the add-back of the minority interest(s) which are convertible to shares of our common stock.

Liquidity and Capital Resources

As of March 31, 2007, we had approximately $6.6 million of available cash and cash equivalents and $1.5 million of cash held in escrow. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet any immediate liquidity needs. We also have approximately $112.0 million available that can be drawn under our unsecured revolving credit facilities.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Three Months Ended March 31,
	(In thousands)
	2007	2006	Increase (Decrease)
Net cash provided by operating activities	$31,931	$28,651	$3,280
Net cash used in investing activities	($ 94,731)	($ 138,636)	$43,905
Net cash provided by financing activities	$69,420	$112,099	($ 42,679)

Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends. For the three months ended March 31, 2007, cash flow from operating activities was $31.9 million.

Cash used in investing activities of $94.7 million reflects primarily the acquisition and development of properties, net of dispositions. For the three months ended March 31, 2007, the acquisition of two income producing shopping centers required the use of $86.5 million in cash. In addition, we invested $17.3 million in development projects and renovations of existing centers. The Company received proceeds from the disposition of two properties of $10.6 million.

For the three months ended March 31, 2007, cash provided by financing activities of $69.4 million was primarily derived from net draws under our revolving line of credit of $86.1 million which was used to fund our acquisitions. During the first quarter 2007, the Company declared and paid a quarterly dividend amounting to $22.1 million.

The following table sets forth certain information regarding future contractual obligations, excluding interest, as of March 31, 2007:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (2)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$106,746	$8,059	$22,014	$18,962	$57,711
Balloon payments	310,111	2,864	46,400	168,827	92,020
Total mortgage obligations	416,857	10,923	68,414	187,789	149,731
Unsecured revolving credit facilities	162,636	-	162,636	-	-
Unsecured senior notes(1)	595,000	-	200,000	25,000	370,000
Capital leases	-	-	-	-	-
Operating leases	590	305	173	30	82
Construction Commitments	8,544	6,841	1,703	-	-
Total contractual obligations	$1,183,627	$18,069	$432,926	$212,819	$519,813

(1)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the 6 month LIBOR in arrears, plus 0.4375%. The contractual obligations for the unsecured senior notes do not reflect this interest rate swap.

(2)	Amount represents balance of obligation for the remainder of the 2007 year.

Our debt level could subject us to various risks, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, and the risk that the resulting reduction in financial flexibility could inhibit our ability to develop or improve our rental properties, withstand downturns in our rental income, or take advantage of business opportunities. In addition, because we currently anticipate that only a small portion of the principal of our indebtedness will be repaid prior to maturity, it is expected that it will be necessary to refinance the majority of our debt. Accordingly, there is a risk that such indebtedness will not be able to be refinanced or that the terms of any refinancing will not be as favorable as the terms of our current indebtedness.

Off-Balance Sheet Arrangements

Letters of Credit: As of March 31, 2007, we have pledged letters of credit for $6.2 million as additional security for certain property matters. The letters of credit are secured by our revolving credit facilities.

Construction Commitments: As of March 31, 2007, we have entered into construction commitments and have outstanding as of March 31, 2007 to fund $8.5 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities.

Operating Lease Obligations: Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $100,000.

Non-Recourse Debt Guarantees: Under the terms of certain non-recourse mortgage loans, we could, under specific circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. In management’s judgment, it would be extremely unlikely for us to incur any material liability under these guarantees that will have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

Equity

On March 1, 2007, our Board of Directors approved a quarterly dividend of approximately $22.1 million, or $0.30 per share, which was paid on March 30, 2007 to stockholders of record on March 16, 2007.

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

Our financial results are affected by general economic conditions in the markets in which our properties are located. An economic recession or other adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants. The properties are typically anchored by supermarkets, drug stores and other consumer necessity and service retailers which typically offer day-to-day necessities rather than luxury items. These types of tenants, in our experience, generally maintain consistent sales performance during periods of adverse economic conditions.

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

As of March 31, 2007, we had approximately $262.6 million of outstanding floating rate debt, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements. We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2007, in relation to our $1.2 billion of outstanding debt, $2.2 billion of total assets and $1.9 billion total equity market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.6 million. If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.6 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $262.6 million (including the $100 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of March 31, 2007.

The fair value of our fixed rate debt is $917.4 million, which includes the mortgage notes and fixed rate portion of the senior unsecured notes payable (excluding the unamortized premium). If interest rates increase by 1%, the fair value of our total fixed rate debt would decrease by approximately $51.2 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $45.3 million. This assumes that our total outstanding fixed rate debt remains at $262.6 million, the balance as of March 31, 2007.

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

As of March 31, 2007, the Company had in place an aggregate notional amount of $85.0 million of 10-year Treasury rate locks, at a weighted interest rate of 5.10% per annum, which were executed to hedge the benchmark interest rate associated with a fixed-rate borrowing in April 2007 which were unwound on April 11, 2007 in connection with a $150.0 million private placement of 6.00% unsecured fixed rate notes due September 2017 (see note 11).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Other Market Risks

As of March 31, 2007, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither we nor our properties are subject to any material litigation. We and our properties may be subject to routine litigation and administrative proceedings arising in the ordinary course of business which collectively is not expected to have a material adverse affect on the business, financial condition, and results of operations or our cash flows.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2006, Part I -Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

We intend to hold our Annual Meeting of Shareholders on June 4, 2007.

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

Date: May 4, 2007
                            EQUITY ONE, INC.

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