Form 10-Q
period 2007-06-30
EQUITY ONE, INC.
filed 2007-08-09
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐     No  ☒

Applicable only to Corporate Issuers:

As of the close of business on August 3,  2007, 73,823,700 shares of the Company's common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets June 30, 2007 and December 31, 2006 (In thousands, except per share data) (Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Properties:
Income producing	$2,068,895	$1,896,843
Less: accumulated depreciation	(160,426)	(144,825)
Income-producing property, net	1,908,469	1,752,018
Construction in progress and land held for development	77,273	113,340
Properties held for sale	12,649	20,353
Properties, net	1,998,391	1,885,711
Cash and cash equivalents	-	-
Cash held in escrow	142	1,547
Accounts and other receivables, net	13,577	18,967
Securities	78,199	75,102
Goodwill	13,031	13,092
Other assets	78,136	75,356
TOTAL ASSETS	$2,181,476	$2,069,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes Payable
Mortgage notes payable	$414,242	$391,647
Unsecured revolving credit facilities	6,000	76,500
Unsecured senior notes payable	741,370	591,187
	1,161,612	1,059,334
Unamortized premium/discount on notes payable	11,147	10,322
Total notes payable	1,172,759	1,069,656
Other liabilities
Accounts payable and accrued expenses	42,593	36,565
Tenant security deposits	10,074	9,622
Other liabilities	28,917	27,265
Total liabilities	1,254,343	1,143,108
Minority interests	989	989
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value – 100,000 shares authorized 73,114 and 72,756 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	731	728
Additional paid-in capital	902,855	895,247
Retained earnings	25,807	37,201
Accumulated other comprehensive loss	(3,249)	(7,498)
Total stockholders’ equity	926,144	925,678
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,181,476	$2,069,775

See accompanying notes to condensed consolidated financial statements

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
REVENUE:
Minimum rent	$49,525	$43,651	$97,424	$85,400
Expense recoveries	14,589	12,769	27,994	24,845
Percentage rent	377	189	1,637	1,463
Management and leasing services	149	441	986	596
Total revenue	64,640	57,050	128,041	112,304
COSTS AND EXPENSES:
Property operating	15,515	14,725	32,169	30,025
Management and leasing services	180	486	926	563
Rental property depreciation and amortization	11,990	10,690	23,282	20,536
General and administrative	6,855	6,281	14,620	10,897
Total costs and expenses	34,540	32,182	70,997	62,021
INCOME BEFORE OTHER INCOME AND EXPENSE, MINORITY INTEREST AND DISCONTINUED OPERATIONS	30,100	24,868	57,044	50,283

OTHER INCOME AND EXPENSE:
Investment income	551	1,113	6,758	5,765
Equity in income of unconsolidated joint ventures	-	1,650	-	1,650
Other income	46	39	240	389
Interest expense	(17,223)	(12,945)	(32,980)	(26,917)
Amortization of deferred financing fees	(424)	(373)	(812)	(718)
Gain on sale of real estate	518	5,284	1,585	5,598
Loss on sale of fixed assets	(283)	-	(283)	-
Loss on extinguishment of debt	-	-	-	(292)
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	13,285	19,636	31,552	35,758
Minority Interest	(28)	(122)	(56)	(150)
INCOME FROM CONTINUING OPERATIONS	13,257	19,514	31,496	35,608

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	(389)	(874)	(329)	4,905
Gain on disposal of income-producing properties	-	92,707	1,720	93,199
Income / (loss) from discontinued operations	(389)	91,833	1,391	98,104
NET INCOME	$12,868	$111,347	$32,887	$133,712

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.19	$0.26	$0.43	$0.48
Discontinued operations	(0.01)	1.24	0.02	1.31
	$0.18	$1.50	$0.45	$1.79
Number of Shares Used in Computing Basic Earnings per Share	73,101	74,359	73,038	74,753

EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$0.18	$0.26	$0.42	$0.47
Discontinued operations	(0.01)	1.23	0.02	1.30
	$0.17	$1.49	$0.44	$1.77
Number of Shares Used in Computing Diluted Earning per Share	74,128	75,071	74,056	75,488

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed and Consolidated Statement of Comprehensive Income
For the three and six months ended June 30, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

NET INCOME	$12,868	$111,347	$32,887	$133,712

OTHER COMPREHENSIVE INCOME:
Net unrealized holding gain/(loss) on securities available for sale	3,776	(3,407)	4,330	(10,519)
Changes in fair value of cash flow hedges	424	(240)	75	(240)
Reclassification adjustment for (gain)/loss on sale of securities and cash flow hedges included in net income	2,379	(7)	2,365	(10)
Net realized gain/(loss) on settlement of interest rate contracts	(2,498)	-	(2,498)	1,543
Net amortization of interest rate contracts	14	(37)	(23)	(46)
Other comprehensive income adjustment	4,095	(3,691)	4,249	(9,272)

COMPREHENSIVE INCOME	$16,963	$107,656	$37,136	$124,440

See accompanying notes to the condensed consolidated financial statements

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Stockholders’ Equity For the six months ended June 30, 2007 (In thousands, except per share data) (Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2007	$728	$895,247	$37,201	$(7,498)	$925,678
Issuance of common stock	3	3,885	-	-	3,888
Share-based compensation expense	-	3,723	-	-	3,723
Net income	-	-	32,887	-	32,887
Dividends paid	-	-	(44,281)	-	(44,281
Other comprehensive income adjustment	-	-	-	4,249	4,249
BALANCE, JUNE 30, 2007	$731	$902,855	$25,807	$(3,249)	$926,144

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2007 and 2006
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$32,887	$133,712
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(1,141)	(1,337)
Amortization of above/(below) market lease intangibles	(2,300)	(1,296)
Provision for losses on accounts receivable	1,035	180
Amortization of premium on notes payable	(967)	(3,079)
Amortization of deferred financing fees	812	731
Rental property depreciation and amortization	23,384	23,532
Stock-based compensation	3,723	2,769
Amortization of derivatives	(23)	(46)
Gain on disposal of real estate and income-producing properties	(3,306)	(98,797)
Loss on sale of fixed assets	283	-
Loss/(gain) on sale of securities	(276)	339
Equity in income of unconsolidated joint ventures	-	(1,655)
Minority interest	56	150
Changes in assets and liabilities:
Accounts and other receivables	4,442	4,637
Other assets	412	(2,393)
Accounts payable and accrued expenses	10,162	873
Tenant security deposits	452	(453)
Other liabilities	2,992	3,289
Net cash provided by operating activities	72,627	61,156

INVESTING ACTIVITIES:
Additions to and purchases of rental property	(105,400)	(88,504)
Land held for development	(23)	(35,527)
Additions to construction in progress	(7,609)	(30,164)
Proceeds from disposal of rental properties	10,525	381,054
Decrease (increase) in cash held in escrow	1,405	(44,460)
Increase in deferred leasing costs	(2,737)	(2,446)
Additions to notes receivable	(14)	(33)
Proceeds from repayment of notes receivable	25	5,715
Proceeds from sale of securities	1,560	4,422
Cash used to purchase securities	(109)	(28,679)
Advances to joint ventures	-	(204)
Distributions from unconsolidated joint ventures from sale of property	-	1,935
Net cash (used in) provided by investing activities	(102,377)	163,109

(Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2007 and 2006
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(5,145)	$(84,353)
Net borrowings under revolving credit facilities	(70,500)	(46,165)
Proceeds from senior debt offerings	148,874	123,284
Repayment of senior debt	-	(50,000)
Cash paid for settlement of interest rate contracts	(2,498)	-
Increase in deferred financing costs	(532)	(1,611)
Proceeds from issuance of common stock	3,888	6,628
Stock issuance costs	-	(68)
Repurchase of common stock	-	(49,998)
Cash dividends paid to stockholders	(44,281)	(118,603)
Distributions to minority interest	(56)	(57)
Net cash provided by (used in) financing activities	29,750	(220,943)

Net increase in cash and cash equivalents	-	3,322
Cash and cash equivalents at beginning of the period	-	102
Cash and cash equivalents at end of the period	$-	$3,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1,809 and $2,676 in 2007 and 2006, respectively)	$31,791	$30,059

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain/(loss) on securities	$4.330	$(10,519)
Change in fair value of hedges	$75	$(240)
The Company acquired and assumed mortgages on some of the rental property acquisitions
Fair value of rental property	$69,069	$-
Assumption of mortgage notes payable	(27,740)	-
Fair value adjustment of mortgage notes payable	(1,974)	-
Cash paid for rental property	$39,355	$-
The Company issued senior unsecured notes:
Face value of notes	$150,000	$125,000
Underwriting Costs	(975)	(812)
Discount	(151)	(904)
Cash received	$148,874	$123,284

(Concluded)

See accompanying notes to the condensed consolidated financial statements

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

Portfolio

As of June 30, 2007, the Company owned or had interests in 180 properties consisting of 164 shopping centers, seven development/redevelopment properties, six non-retail properties and three parcels of land.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related footnotes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 5, 2007.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Above-market and below-market in-place lease values for acquired properties are computed based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease.  The value of above-market leases is amortized as a reduction of rental income over the remaining terms of the respective leases.  The value of below-market lease values is amortized as an increase to rental income over the remaining terms of the respective leases.

The Company allocates no value to customer relationship intangibles if it has pre-existing business relationships with the retailers. Other than as discussed above, the Company has determined that its real estate properties do not have any other significant identifiable intangibles.

Critical estimates in valuing certain of the intangibles and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company’s portfolio and discount rates used in these calculations.  Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  Assumptions may not always reflect unanticipated events and changes in circumstances may occur.  In making such estimates, management uses a number of sources, including appraisals, third party cost segregation studies or other market data, as well as, information obtained in its pre-acquisition due diligence, marketing and leasing activities.

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

Total interest expense capitalized to construction in progress and land held for development was $693,500 and $1.6 million for the three months ended June 30, 2007 and 2006, respectively, and $1.8 million and $2.7 million for the six months ended June 30, 2007 and 2006, respectively.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Property Held for Sale

Under Statement of Financial Accounting Standards, or SFAS, No. 144, “Accountingfor the Impairment or Disposal of Long-Lived Assets”, the definition of a component of an entity, assuming no significant continuing involvement, requires that operating properties that are sold or classified as held for sale be accounted for as discontinued operations.  Accordingly, the results of operations of operating properties disposed of or classified as held for sale for which the Company has no significant continuing involvement are reflected as discontinued operations.  Given the nature of real estate sales contracts, it is customary for such contracts to allow potential buyers a period of time to evaluate the property prior to becoming committed to its acquisition.  In addition, certain conditions to the closing of a sale, such as financing contingencies, etc., often remain following the completion of the buyer’s due diligence review.  As a result, properties under contract may not close within the expected time period, or may not close at all.  Due to these uncertainties, the Company generally does not classify a property as “discontinued operations” until it is sold, unless management has otherwise determined that the property meets the criteria of SFAS No. 144 and is likely to close within the time requirements.

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

When assets are identified by the Company as held for sale, the Company estimates the sales prices, net of selling costs, of such assets.  Assets that will be sold together in a single transaction are aggregated in determining if the net sales proceeds of the group are expected to be less than the net book value of the assets.  If, in management’s opinion, the net sales price of the assets, which have been identified for sale, are expected to be less than the net book value of the assets, an impairment charge is recorded.  For the six months ended June 30, 2006, $86,000 of impairment loss related to a property that was subsequently sold was recognized and is reflected in income from discontinued operations.  There was no impairment loss for the six months ended June 30, 2007.

Cash and Cash Equivalents

The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Cash Held in Escrow

Cash held in escrow represents the cash proceeds of property sales that are being held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code.

Accounts Receivable

Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants.  Management evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect amounts estimated to be uncollectible.  The allowance for doubtful accounts was approximately $2.3 million and $1.6 million at June 30, 2007 and December 31, 2006, respectively.

Securities

Historically, the Company’s investments consist primarily of equity and debt securities.  The Company’s equity investments are classified as available-for-sale and recorded at fair value based on current market prices.  Changes in the fair value of the equity investments are included in accumulated other comprehensive income.  While the Company currently owns no debt securities, in the past these securities were recorded at cost and classified as held-to-maturity, with the related discount/premium amortized over the life of the investment using the effective interest method.

As of June 30, 2007, the Company indirectly owned approximately 3.8 million ordinary shares of DIM Vastgoed N.V. (“DIM”), representing 47.9% of the total outstanding ordinary shares of DIM.   In addition, the Company has committed to buy, in September 2007, certificates representing an additional 45,362 ordinary shares for total consideration of approximately $941,000.  DIM is a public company organized under the laws of the Netherlands, the shares of which are listed on Euronext Amsterdam and which operates as a closed-end investment company owning and operating a portfolio of 20 shopping center properties aggregating approximately 2.5 million square feet in the southeastern United States.  DIM’s capital structure includes priority shares and ordinary shares.  The priority shares are 100% owned by a foundation that is controlled by its supervisory board.  The ordinary shares have voting rights; however, only the priority shares have the right to nominate members to the supervisory board and to approve certain other corporate matters.  As of June 30, 2007, management believes that the investment in DIM should be accounted for as an available-for-sale security because, as of that date, the Company was unable to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, the Company was unable to participate in the affairs of DIM’s supervisory board.

As of June 30, 2007, the fair value of DIM’s ordinary shares is less than the carrying amount of the Company’s investment.  The Company’s aggregate cost is approximately $78.0 million and, based on the closing market price on June 30, 2007, the ordinary shares of DIM had a fair value of approximately $75.8 million.  This equates to an unrealized loss of $2.2 million.  The Company has evaluated the severity and duration of the possible impairment, together with the near-term prospects of DIM, the thin trading market for DIM shares and the ability and the intent of the Company to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the carrying cost.  As a result of these factors and the Company’s own evaluation of the net asset value of the underlying properties of DIM, the Company does not consider the investment to be other-than-temporarily impaired at June 30, 2007.

As of June 30, 2007, the Company owned 92,700 shares of preferred stock of a publicly traded REIT that had a fair value of $2.4 million, a carrying amount of $2.3 million and an unrealized gain of approximately $100,000.

During 2006, the Company held debt securities of Winn Dixie Stores, Inc. (“Winn Dixie”).  In November 2006, a portion of the debt securities were converted into common stock of Winn Dixie when they emerged from bankruptcy.  During the second quarter,  the Company sold its remaining shares of Winn Dixie common stock and realized a gain of approximately $227,000.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Goodwill

Goodwill has been recorded to reflect the excess of cost over the fair value of net assets acquired in various business acquisitions.  The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and no longer amortizes goodwill.

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

Management cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $13.0 million at June 30, 2007.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s tenant base, or a materially negative change in its relationships with significant tenants.

For the three months and six months ended June 30, 2006, $33,000 and $63,000, respectively, of goodwill was included in the gain from the disposal of income-producing properties.  No properties sold during the three months and six months ended June 30, 2007 included goodwill.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Deferred Costs and Intangibles

Deferred costs, intangible assets included in other assets, and intangible liabilities included in other liabilities consist of loan origination fees, leasing costs and the value of intangibles when a property was acquired.  Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan which approximates the effective interest method.  Direct salaries, third-party fees and other costs incurred by the Company to originate a lease are capitalized and are being amortized using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs and above-market rents that were acquired in connection with the acquisition of the properties.  Intangible liabilities consist of below-market rents that are also acquired in connection with the acquisition of properties.  Both intangible assets and liabilities are being amortized using the straight-line method over the term of the related leases.

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

The Company also has a controlling membership interest in Dolphin Village Partners, LLC, a venture that owns the Company’s Dolphin Village shopping center.  The Company funded all of the acquisition costs, is required to fund any necessary development and operating costs, receives an 8% preferred return on its advances and is entitled to 50% of the profits thereafter.  The minority partner is not required to make contributions and, to date, has not contributed any capital.  The joint venture has obtained preliminary approval of its redevelopment plans and is evaluating the feasibility of those plans.  No minority interest has been recorded as the venture has incurred operating losses after taking into account the Company’s preferred return.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

In 2006, the Company entered into an aggregate notional amount of $85.0 million of treasury locks.  The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments relating to an anticipated issuance of fixed-rate borrowings.  The treasury locks were terminated in connection with the issuance of $150.0 million of unsecured senior notes in April 2007.  The realized loss on these hedging relationships has been deferred in other comprehensive income and will be amortized against earnings over the term of the debt as an adjustment to interest expense.

During 2004, concurrent with the issuance of the $200.0 million 3.875% senior unsecured notes, the Company entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $3.6 million as of June 30, 2007.  This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

During 2007, the Company was engaged by joint ventures and other third parties to provide property management and leasing services.  The fees were generally calculated as a percentage of either revenues received or reimbursement of costs and were recognized as services were provided.  As of May 31, 2007, the Company is no longer providing these services.

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by the Company.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to a potential loss in rental revenue, expense recoveries, and percentage rent that is magnified as a result of the tenant renting space in multiple locations.  Generally, the Company does not obtain security from its national or regionally based tenants in support of their lease obligations to the Company.  The Company regularly monitors its tenant base to assess potential concentrations of credit risk.  Publix Super Markets accounts for over 10% of the Company’s annualized minimum rent, or approximately $19.3 million of annualized minimum rent.  No other tenant accounts for over 5% of the Company’s annualized minimum rent.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

Stock-Based Compensation

Cumulative Effect of Change in Accounting Principle

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under APB No. 25, no stock-based compensation costs were recognized in the Statement of Operations for stock options as the Company’s options granted had an exercise price equal to the market value of its common shares on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method.  Under this transition method, compensation cost recognized beginning January 1, 2006, includes: (a) compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The Company has always used the binomial model to value stock options and intends to continue to use this model in the future.

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
June 30, 2007
(Unaudited)

Share-Based Compensation Subsequent to the Adoption of SFAS 123(R)

Share-based compensation expense charged against earnings for the six months ended June 30, 2007 and 2006, was $3.5 million and $2.6 million, respectively, of which $872,000 and $145,000, respectively, related to stock options, $7,000 and $3,000, respectively, related to discounts offered under the Company’s Employee Stock Purchase Plan, and $2.6 million and $2.5 million, respectively, related to restricted stock grants, including amounts for which vesting was accelerated under severance agreements.  Share-based compensation capitalized as part of properties and related assets for the six months ended June 30, 2007 and 2006 was $197,000 and $103,000, respectively.

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Recent Accounting Pronouncements

In June 2006, the FASB issued SFAS Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes (FIN 48).”  In summary, FIN 48 requires that all tax positions subject to SFAS No. 109 – “Accounting for Income Taxes,” to be analyzed using a two-step approach.  The first step requires an entity to determine if a tax position is more likely than not be sustained upon examination.  In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement.  FIN 48 was effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.  The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS  No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this standard is not expected to materially impact how the Company measures fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFASNo. 159) which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  Subsequent to the adoption of SFAS No. 159, changes in fair value for the particular instruments shall be reported in earnings.  Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items.  The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effects of this standard to its consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

3.	Acquisitions
The following table provides a summary of properties acquired during 2007:

Date	Property	City, State	Gross Leasable Area	Purchase Price

			(In square feet)	(In thousands)
01/09/07	Concord Shopping Plaza	Miami, FL	298,986	$ 48,433
02/07/07	Shelby Plaza Land	Shelby, NC	N/A	505
02/15/07	Alafaya Commons Outparcel	Orlando, FL	N/A	2,146
03/09/07	Buckhead Station	Atlanta, GA	233,930	68,000
06/13/07	Shoppes of Sunset	Miami, FL	21,704	5,000
06/21/07	Medical & Merchants – Crown Bank Outparcel	Jacksonville, FL	3,392	1,333
Total				$ 125,417

No equity interests were issued or issuable in connection with the above purchases and no contingent payments, options or commitments are provided for in the agreements.  No goodwill was recorded in conjunction with any of the individual property acquisitions.

4.	Property Held for Sale and Dispositions

The following table provides a summary of property disposition activity during 2007:

Date	Property	City, State	Gross Leasable Area	Sales Price	Gain
Income-producing properties			(In square feet)	(In thousands)
01/11/07	Pinhook Plaza Office Building	Lafayette, LA	4,406	$ 350	$ 266
03/14/07	Eustis Square Shopping Center	Eustis, FL	126,791	7,100	1,454
	Subtotal			$ 7,450	$ 1,720

Sale of real estate
03/22/07	Venice Plaza Outparcel	Venice, FL	N/A	$ 1,500	$ 1,028
06/13/07	Shops of Hampton Oaks Outparcel	Atlanta, GA	N/A	1,300	303
06/29/07	Winchester Plaza Outparcel	Huntsville, AL	N/A	550	254
	Subtotal			$ 3,350	$ 1,585

	Total			$ 10,800	$ 3,305

As of June 30, 2007, one shopping center in Lancaster, SC, one non-retail property in Charlotte, NC and three parcels of land in Georgia, Alabama and Florida were held for sale.  The two properties have a net book value of $3.5 million comprised of 96,822 square feet of gross leasable area and approximately 65.92 acres for the land parcels.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

The summary selected operating results for income-producing properties disposed of or designated as held for sale, with no significant continuing involvement, are as follows for the three and six months ended June 30, 2007 and 2006:

	Three Months ended June 30		Six Months ended June 30
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Rental Revenue	$679	$3,606	$811	$15,349
Expenses
Property operating expenses	1,048	1,469	1,039	4,312
Rental property depreciation and amortization	20	803	101	2,996
Interest expense	-	232	-	1,064
Other	-	1,976	-	2,072
Operations of income producing properties sold or held for sale	$(389)	$(874)	$(329)	$4,905

In April 2006, the Company sold 29 of its properties located in Texas (the “Texas Properties”) to EQYInvest Texas, LLC, a Delaware limited liability company, in which the Company retained a 20% interest (the “JV”).  In connection with the sale, the Company agreed to manage and lease the Texas Properties on behalf of the JV.  In December 2006, the Company disposed of its 20% interest in the JV, but continued to manage and lease the properties under the management agreement.  As of May 31, 2007, all services provided under that agreement ceased.

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

5.	Investments in Joint Ventures

As of June 30, 2007 and December 31, 2006, the Company did not have investments in unconsolidated joint ventures.

6.	Borrowings

The following table is a summary of the Company’s mortgage notes payable balances for periods ended June 30, 2007 and December 31, 2006:

Mortgage Notes Payable	June 30, 2007	December 31, 2006
	(In thousands)
Fixed rate mortgage loans	$414,242	$391,647
Unamortized net premium on mortgage notes payable	11,500	10,463
	$425,742	$402,110

The weighted average interest rate of the mortgage notes payable at June 30, 2007 and December 31, 2006 was 7.31% and 7.26% respectively, excluding the effects of the net premium adjustment.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Each of the existing mortgage loans is secured by a mortgage on one or more of the Company’s properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $75.6 million contain prohibitions on transfers of ownership which may have been violated by the Company’s previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving the Company’s capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified the Company that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, the Company will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing.  Based on discussions with various lenders, current credit market conditions and other factors, the Company believes that the mortgages will not be accelerated.  Accordingly, the Company believes that the violations of these prohibitions will not have a material adverse impact on the Company’s results of operations or financial condition.

The Company’s outstanding unsecured senior notes at June 30, 2007 and December 31, 2006 consist of the following:

Unsecured Senior Notes Payable	June 30, 2007	December 31, 2006
	(In thousands)
3.875% Senior Notes, due 4/15/09	$200,000	$200,000
Fair value of interest rate swap	(3,630)	(3,813
7.84% Senior Notes, due 1/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	120,000	120,000
6.00% Senior Notes, due 9/15/16	125,000	125,000
6.25% Senior Notes, due 1/15/17	125,000	125,000
6.00% Senior Notes, due 9/15/17	150,000	-
Unamortized net premium/(discount) on unsecured senior notes payable	(353)	(141
	$741,017	$591,046

The weighted average interest rate of the unsecured senior notes at June 30, 2007 and December 31, 2006 was 5.76% and 5.67% respectively, excluding the effects of the interest rate swap and net premium adjustment.

In April 2007, the Company completed the issuance of $150.0 million senior unsecured notes that mature on September 15, 2017.  Interest is due semi-annually on March 15 and September 15 of each year, commencing on September 15, 2007.  The notes were issued at a discount of $151,500 that will be amortized as interest expense over the life of the notes.  The notes are guaranteed by certain of the Company’s subsidiaries.  In connection with the private placement, the company and the guarantors have agreed to use their reasonable best efforts to consummate an exchange offer for registered securities no later than 270 days after the closing of the offering or to file a shelf registration for the resale of the securities if they cannot effect an exchange offer within that time period.  If this requirement is not met, then the annual interest on the notes will increase by .25 percentage point for the first 90 days following the end of such 270-day period and .25 percentage point for each subsequent 90-day period, up to a maximum of 1.0 percentage point until the exchange offer is complete or until the shelf registration statement is declared effective.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

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

The following table provides a summary of the Company’s unsecured revolving lines of credit balances at June 30, 2007 and December 31, 2006:

Unsecured Revolving Credit Facilities	June 30, 2007	December 31, 2006
(In thousands)
Wells Fargo	$ 6,000	$ 76,500
City National Bank	-	-
	$ 6,000	$ 76,500

In January 2006, the Company entered into an amended and restated unsecured revolving credit facility, with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent.  This facility has a maximum principal amount of $275.0 million and bears interest at the Company’s option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of the Company’s senior unsecured notes or (ii) Federal Funds Rate plus 0.5%. The facility is guaranteed by most of the Company’s subsidiaries.  Based on the Company’s current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option which allows the Company to conduct auctions among the participating banks for borrowings in an amount not to exceed $137.5 million, a $35.0 million swing line facility for short term borrowings, and a $20.0 million letter of credit commitment.  The facility may, at the request of the Company, be increased up to a total commitment of $400.0 million.  The facility expires January 17, 2009 with a one-year extension option.  In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility.  If a default under the facility exists, the Company’s ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case the Company would be prohibited from paying any dividends. The weighted average interest rate at June 30, 2007 and December 31, 2006, was 5.77% and 5.63%, respectively.  The facility also provides collateral for $3.6 million in outstanding letters of credit.

The Company has a $5.0 million unsecured credit facility with City National Bank of Florida, of which there was no outstanding balance at June 30, 2007 and December 31, 2006.  This facility also provides collateral for $1.5 million in outstanding letters of credit.

The Company also has an additional $1.9 million outstanding letter of credit with PNC Bank.

As of June 30, 2007, the availability under the various credit facilities was approximately $268.6 million net of outstanding balances and letters of credit.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

7.	Stockholders’ Equity and Earnings Per Share

The following table depicts common stock activity during the six month period ended June 30, 2007:

	Common Stock (1)	Options Exercised	Total
	(In thousands)
Board of Directors	15	16	31
Officers (2)	42	267	309
Employees and other	14	4	18
	71	287	358

(1) Effective January 1, 2006, the Company changed the method of accounting for restricted stock to comply with the provisions of SFAS Statement No. 123(R).

(2) Net of shares surrendered on the exercise of options.

The following summarizes the calculation of basic and diluted shares for the three and six month periods ended June 30, 2007 and 2006:

	Three Months ended June 30		Six Months ended June 30
Denominator	2007	2006	2007	2006
Basic earnings per share – weighted average shares	73,101	74,359	73,038	74,753
Walden Woods Village, Ltd	94	94	94	94
Unvested restricted stock	619	397	632	422
Stock options (using treasury method)	314	221	292	219
Subtotal	1,027	712	1,018	735
Diluted earnings per share – weighted average shares	74,128	75,071	74,056	75,488

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

8.	Share-Based Compensation Plans

As of June 30, 2007, we have grants outstanding under four share-based compensations plans, including two plans that we assumed in connection with our merger with IRT Property Company.  While awards are outstanding under these plans, the Equity One 2000 Executive Incentive Compensation Plan is the primary plan under which current awards are granted.  The 2000 plan was adopted by our stockholders in June 2000 and amended in May 2002, July 2004 and June 2007.  The number of shares reserved for issuance under the plan is currently 8.5 million, of which approximately 3.9 million remain available for awards.

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

The fair value of each option award is estimated on the date of grant using the binomial option-pricing model.  Expected volatilities, option life (years), dividend yields, employee exercises and employee terminations are primarily based on historical data.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company measures compensation costs for restricted stock awards based on the fair value of the Company’s common stock at the date of the grant and charges to expense such amounts to earnings ratably over the vesting period.

The following table reports stock option activity during the six month period ended June 30, 2007:

	Shares Under Option	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2006	2,437	$22.82
Granted	30	26.66
Exercised	(287)	17.45
Forfeited or expired	-	-
Outstanding at June 30, 2007	2,180	$23.58	9.0	$4,302
Exercisable at June 30, 2007	323	$19.00	3.8	$2,115

There were 30,000 options granted during the six months ended June 30, 2007.  At June 30, 2007, these options held no intrinsic value. The total intrinsic value of options exercised during the six months ended June 30, 2007, was $2.6 million. The total cash received from options exercised was $3.8 million.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

The following table presents information regarding unvested restricted stock activity during the six month period ended June 30, 2007:

	Unvested Shares	Weighted-Average Price
	(In thousands)
Unvested at December 31, 2006	381	$ 23.58
Granted	371	26.58
Vested	(113)	22.01
Forfeited	(24)	23.90
Unvested at June 30, 2007	615	25.66

During the six months ended June 30, 2007, the Company granted 371,100 shares of restricted stock which are subject to forfeiture and vest over periods from two to five years.

The total vesting-date value of the shares that vested during the six months ended June 30, 2007 was $3.9 million.

As of June 30, 2007, there was $17.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans.  This cost is expected to be recognized over the next 3.5 years.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

9.	Condensed Consolidating Financial Information

Most of the Company’s subsidiaries, have guaranteed the Company’s indebtedness under the unsecured senior notes and the revolving credit facility.  The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet As of June 30, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$353,483	$1,122,913	$521,995	$-	$1,998,391
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	28,657	52,492	101,936	-	183,085
Total Assets	$1,010,449	$1,175,405	$623,931	$(628,309)	$2,181,476
LIABILITIES
Mortgage notes payable	$46,301	$125,493	$242,448	$-	$414,242
Unsecured revolving credit facilities	6,000	-	-	-	6,000
Unsecured senior notes payable	741,370	-	-	-	741,370
Unamortized premium on notes payable	(225)	3,967	7,405	-	11,147
Other liabilities	27,914	34,543	19,127	-	81,584
Total Liabilities	821,360	164,003	268,980	-	1,254,343
MINORITY INTEREST	-	-	-	989	989
STOCKHOLDERS’ EQUITY	189,089	1,011,402	354,951	(629,298)	926,144
Total Liabilities and Stockholders’ Equity	$1,010,449	$1,175,405	$623,931	$(628,309)	$2,181,476

Condensed Balance Sheet As of December 31, 2006	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$355,817	$1,003,181	$526,713	$-	$1,885,711
Investment in affiliates	700,622	140,134	(201,618)	(639,138)	-
Other assets	48,917	38,575	96,572	-	184,064
Total Assets	$1,105,356	$1,181,890	$421,667	$(639,138)	$2,069,775
LIABILITIES
Mortgage notes payable	$47,113	$99,867	$244,667	$-	$391,647
Unsecured revolving credit facilities	76,500	-	-	-	76,500
Unsecured senior notes payable	591,187	-	-	-	591,187
Unamortized premium on notes payable	11	2,346	7,965	-	10,322
Other liabilities	26,217	28,623	18,612	-	73,452
Total Liabilities	741,028	130,836	271,244	-	1,143,108
MINORITY INTEREST	-	-	-	989	989
STOCKHOLDERS’ EQUITY	364,328	1,051,054	150,423	(640,127)	925,678
Total Liabilities and Stockholders' Equity	$1,105,356	$1,181,890	$421,667	$(639,138)	$2,069,775

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Condensed Statement of Operations for the three months ended June 30, 2007	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$9,081	$27,602	$12,842	$-	$49,525
Expense recoveries	2,728	7,888	3,973	-	14,589
Percentage rent	33	300	44	-	377
Management and leasing services	-	149	-	-	149
Total rental revenue	11,842	35,939	16,859	-	64,640
EQUITY IN SUBSIDIARIES' EARNINGS	22,352	-	-	(22,352)	-
COSTS AND EXPENSES:
Property operating	3,235	8,208	4,072	-	15,515
Management and leasing services	-	180	-	-	180
Rental property depreciation and amortization	1,878	6,886	3,226	-	11,990
General and administrative	5,107	1,638	110	-	6,855
Total costs and expenses	10,220	16,912	7,408	-	34,540
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	23,974	19,027	9,451	(22,352)	30,100
OTHER INCOME AND EXPENSES:
Investment income	467	71	13	-	551
Other income	58	(12)	-	-	46
Interest expense	(11,197)	(1,962)	(4,064)	-	(17,223)
Amortization of deferred financing fees	(372)	(20)	(32)	-	(424)
Gain on sale of real estate	(39)	557	-	-	518
Loss of sale of fixed assets	-	(283)	-	-	(283)
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	12,891	17,378	5,368	(22,352)	13,285
Minority Interest	-	(28)	-	-	(28)
INCOME FROM CONTINUING OPERATIONS	12,891	17,350	5,368	(22,352)	13,257
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(23)	(321)	(45)	-	(389)
Gain on disposal of income-producing properties	-	-	-	-	-
Income from discontinued operations	(23)	(321)	(45)	-	(389)
NET INCOME	$12,868	$17,029	$5,323	$(22,352)	$12,868

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Condensed Statement of Operations for the six months ended June 30, 2007	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$18,161	$53,516	$25,747	$-	$97,424
Expense recoveries	5,369	15,112	7,513	-	27,994
Percentage rent	139	914	584	-	1,637
Management and leasing services	-	986	-	-	986
Total rental revenue	23,669	70,528	33,844	-	128,041
EQUITY IN SUBSIDIARIES' EARNINGS	51,960	-	-	(51,960)	-
COSTS AND EXPENSES:
Property operating	6,063	18,151	7,955	-	32,169
Management and leasing services	-	926	-	-	926
Rental property depreciation and amortization	3,748	13,047	6,487	-	23,282
General and administrative	12,874	1,632	114	-	14,620
Total costs and expenses	22,685	33,756	14,556	-	70,997
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	52,944	36,772	19,288	(51,960)	57,044
OTHER INCOME AND EXPENSES:
Investment income	719	71	5,968	-	6,758
Other income	240	-	-	-	240
Interest expense	(21,289)	(3,579)	(8,112)	-	(32,980)
Amortization of deferred financing fees	(707)	(40)	(65)	-	(812)
Gain on sale of real estate	1,028	557	-	-	1,585
Loss on sale of fixed assets	-	(283)	-	-	(283)
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	32,935	33,498	17,079	(51,960)	31,552
Minority Interest	-	(56)	-		(56)
INCOME FROM CONTINUING OPERATIONS	32,935	33,442	17,079	(51,960)	31,496
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(48)	(270)	(11)	-	(329)
Gain on disposal of income-producing properties	-	1,720	-	-	1,720
Income from discontinued operations	(48)	1,450	(11)	-	1,391
NET INCOME	$32,887	$34,892	$17,068	$(51,960)	$32,887

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Condensed Statement of Operations for the three months ended June 30, 2006	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$9,015	$22,478	$12,158	$-	$43,651
Expense recoveries	2,629	6,437	3,703	-	12,769
Percentage rent	19	161	9	-	189
Management and leasing services	-	441	-	-	441
Total rental revenue	11,663	29,517	15,870	-	57,050
EQUITY IN SUBSIDIARIES' EARNINGS	115,335	-	-	(115,335)	-
COSTS AND EXPENSES:
Property operating	1,099	9,668	3,958	-	14,725
Management and leasing services	-	486	-	-	486
Rental property depreciation and amortization	1,876	5,363	3,451	-	10,690
General and administrative	6,028	243	10	-	6,281
Total costs and expenses	9,003	15,760	7,419	-	32,182
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	117,995	13,757	8,451	(115,335)	24,868
OTHER INCOME AND EXPENSES:
Investment income	965	132	16	-	1,113
Equity in income/(loss) from unconsolidated JV	-	1,650	-	-	1,650
Other income	39	-	-	-	39
Interest expense	(7,311)	(1,786)	(3,848)	-	(12,945)
Amortization of deferred financing fees	(320)	(21)	(32)	-	(373)
Gain on sale of real estate	-	4,748	536	-	5,284
Loss on extinguishment of debt	-	-	-	-	-
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	111,368	18,480	5,123	(115,335)	19,636
Minority Interest	-	(122)	-	-	(122)
INCOME FROM CONTINUING OPERATIONS	111,368	18,358	5,123	(115,335)	19,514
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(21)	(57)	(796)	-	(874)
Gain on disposal of income- producing properties	-	85,030	7,677	-	92,707
Income from discontinued operations	(21)	84,973	6,881	-	91,833
NET INCOME	$111,347	$103,331	$12,004	$(115,335)	$111,347

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Condensed Statement of Operations for the six months ended June 30, 2006	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$17,931	$44,261	$23,208	$-	$85,400
Expense recoveries	5,187	12,678	6,980	-	24,845
Percentage rent	130	916	417	-	1,463
Management and leasing services	-	596	-	-	596
Total rental revenue	23,248	58,451	30,605	-	112,304
EQUITY IN SUBSIDIARIES' EARNINGS	143,001	-	-	(143,001)	-
COSTS AND EXPENSES:
Property operating	4,106	18,506	7,413	-	30,025
Management and leasing services	-	563	-	-	563
Rental property depreciation and amortization	3,688	10,357	6,491	-	20,536
General and administrative	10,326	556	15	-	10,897
Total costs and expenses	18,120	29,982	13,919	-	62,021
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	148,129	28,469	16,686	(143,001)	50,283
OTHER INCOME AND EXPENSES:
Investment income	1,261	192	4,312	-	5,765
Equity in income/(loss) from unconsolidated JV	-	1,650	-	-	1,650
Other income	389	-	-	-	389
Interest expense	(15,502)	(3,511)	(7,904)	-	(26,917)
Amortization of deferred financing fees	(612)	(41)	(65)	-	(718)
Gain on sale of real estate	-	5,062	536	-	5,598
Loss on extinguishment of debt	-	-	(292)	-	(292)
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	133,665	31,821	13,273	(143,001)	35,758
Minority Interest	-	(150)	-	-	(150)
INCOME FROM CONTINUING OPERATIONS	133,665	31,671	13,273	(143,001)	35,608
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	47	5,128	(270)	-	4,905
Gain on disposal of income- producing properties	-	85,522	7,677	-	93,199
Income from discontinued operations	47	90,650	7,407	-	98,104
NET INCOME	$133,712	$122,321	$20,680	$(143,001)	$133,712

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Condensed Statement of Cash Flows for the six months ended June 30, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,037	$51,403	$20,187	$72,627
INVESTING ACTIVITIES:
Additions to and purchase of properties	-	(101,268)	(4,132)	(105,400)
Land held for development	-	(23)	-	(23)
Additions to construction in progress	(1,968)	(4,749)	(892)	(7,609)
Proceeds from disposal of rental properties	1,495	9,030	-	10,525
Increase in cash held in escrow	1,405	-	-	1,405
Increase in deferred leasing costs	(586)	(1,492)	(659)	(2,737)
Additions to notes receivable	-	(14)	-	(14)
Proceeds from repayment of notes receivable	1	14	10	25
Proceeds from sale of securities	1,560	-	-	1,560
Cash used to purchase securities	(109)	-	-	(109)
Advances to affiliates	(36,912)	49,213	(12,301)	-
Net cash (used in) provided by investing activities	(35,114)	(49,289)	(17,974)	(102,377)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(818)	(2,114)	(2,213)	(5,145)
Net borrowings under revolving credit facilities	(70,500)	-	-	(70,500)
Proceeds from senior debt offering	148,874	-	-	148,874
Cash paid for settlement of interest rate contracts	(2,498)	-	-	(2,498)
Increase in deferred financing costs	(532)	-	-	(532)
Proceeds from issuance of common stock	3,888	-	-	3,888
Cash dividends paid to stockholders	(44,281)	-	-	(44,281)
Distributions to minority interest	(56)	-	-	(56)
Net cash provided by (used in) financing activities	34,077	(2,114)	(2,213)	29,750
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-	-
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	-	-	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Condensed Statement of Cash Flows For the six months ended June 30, 2006	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In Thousands)
Net cash provided by operating activities	$1,977	$40,078	$19,101	$61,156
INVESTING ACTIVITIES:
Additions to and purchase of properties	(8,778)	(6,474)	(73,252)	(88,504)
Purchases of land held for development	-	(10,483)	(25,044)	(35,527)
Additions to construction in progress	(1,024)	(22,412)	(6,728)	(30,164)
Proceeds from disposal of properties	2,569	359,576	18,909	381,054
Increase in cash held in escrow	(44,460)	-	-	(44,460)
Proceeds from sale of securities	4,422	-	-	4,422
Contributions to joint venture-	-	(204)	-	(204)
Distributions from unconsolidated joint venture from sale of property	-	-	1,935	1,935
Cash used to purchase securities	(434)	-	(28,245)	(28,679)
Proceeds from repayment of notes receivable	5,692	15	8	5,715
Additions to notes receivable	-	(18)	(15)	(33)
Increase in deferred leasing costs	(481)	(1,531)	(434)	(2,446)
Advances from (to) affiliates	185,327	(333,085)	147,758	-
Net cash (used in) provided by investing activities	142,833	(14,616)	34,892	163,109
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(4,926)	(25,434)	(53,993)	(84,353)
Net borrowings (repayments) under revolving credit facilities	(46,165)	-	-	(46,165)
Proceeds from senior debt offering	123,284	-	-	123,284
Repayment of senior debt	(50,000)	-	-	(50,000)
Increase in deferred financing costs	(1,611)	-	-	(1,611)
Proceeds from issuance of common stock	6,558	-	-	6,558
Repurchases of common stock	(49,928)	-	-	(49,928)
Stock issuance costs	(68)	-	-	(68)
Cash dividends paid to stockholders	(118,603)	-	-	(118,603)
Distributions to minority interest	(29)	(28)	-	(57)
Net cash used in financing activities	(141,488)	(25,462)	(53,993)	(220,943)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,322	-	-	3,322
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	102	-	-	102
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,424	$-	$-	$3,424

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

10.	Commitments and Contingencies

As of June 30, 2007, the Company has pledged letters of credit totaling $7.2 million as additional security for certain financings and other activities.

The Company has committed to fund approximately $5.8 million, based on current plans and estimates, in order to complete pending development and redevelopment projects.  These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities.

Certain of the Company’s properties are subject to a ground lease, which are accounted for as operating leases and have annual obligations of approximately $45,000.

The Company is subject to litigation in the normal course of business.  However, none of the litigation outstanding as of June 30, 2007, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

11.	Subsequent Events

None.

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

Critical Accounting Policies

Our 2006 Annual Report on Form 10-K contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, accounting for securities, impairment testing of goodwill, and joint venture accounting.  For the six month period ended June 30, 2007 there were no material changes to these policies.

Executive Overview

We are a real estate investment trust (“REIT”) that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers.  As of June 30, 2007, our property portfolio was comprised of 180 properties, including 164 shopping centers consisting of approximately 18.1 million square feet of gross leasable area (“GLA”), seven development/redevelopment properties, six non-retail properties and three parcels of land.  As of June 30, 2007, the portfolio was 93.9% leased and included national, regional and local tenants.

Our primary objective is to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our real estate assets.  To achieve our objective, we lease and manage our shopping centers primarily with experienced, in-house personnel.  We also acquire neighborhood or community shopping centers that either have leading anchor tenants or contain a mix of tenants which reflects the shopping needs of the communities they serve.  We also develop and redevelop shopping centers on a tenant-driven basis, leveraging either existing tenant relationships or geographic and demographic knowledge while seeking to minimize risks associated with land development.

We finance our capital needs through internally generated funds, proceeds from divestitures, institutional borrowings and issuances of corporate equity or debt, as appropriate.

The execution of our business strategy during the second quarter of 2007 resulted in:

•	the acquisition of one retail shopping center and one bank outparcel with an aggregate purchase price of $6.3 million;

•	the disposition of two outparcels for a total sales price of $1.85 million resulting in a gain of $558,000;

•	the completion of one $11.5 million Publix-anchored shopping center development; and

•	the issuance of $150.0 million of 6.0% unsecured fixed-rate notes maturing in September 2017.

The execution of our business strategy for the six months ended June 30, 2007 resulted in:

•	the acquisition of three retail shopping centers with an aggregate purchase price of $121.0 million;

•	the acquisition of two income-producing outparcels with an aggregate purchase price of $3.4 million;

•	the sale of two income-producing properties for an aggregate sales price of $7.5 million resulting in an aggregate gain of $1.7 million; and

•	the sale of three outparcels for a total sales price of $3.4 million resulting in an aggregate gain of $1.6 million.

Results of Operations

Our consolidated results of operations are not necessarily comparable from period to period due to the impact of property acquisitions, developments and redevelopments and securities investments.  A large portion of the change in our statement of operations line items is related to these changes in our portfolio.

Beginning with this filing we have classified property accounting and management salary and benefit expense to general and administrative.  Previously, we had classified these expenses to property operating expense.  This change, which includes an adjustment for the first quarter as well as the current quarter, will have no impact on net income for the current quarter or any prior periods.  All of our future filings will reflect this change.

The following summarizes line items from our unaudited consolidated statements of operations that we think are important in understanding our operations and/or those items that have significantly changed in the three months ended June 30, 2007 as compared to the same period in 2006:

	Three Months Ended June 30,
	(In thousands)
	2007	2006	% Change
Total rental revenue	$64,640	$57,050	13.3%
Property operating expenses	15,515	14,725	5.4%
Management and leasing services expense	180	486	63.0%
Rental property depreciation and amortization	11,990	10,690	12.2%
General and administrative expenses	6,855	6,281	9.1%
Investment income	551	1,113	50.5%
Interest expense	17,223	12,945	33.0%
Gain on sale of real estate	518	5,284	90.2%
Income / (loss) from discontinued operations	(389)	91,833	100.4%
Net Income	12,868	111,347	88.4%

Comparison of the three months ended June 30, 2007 to 2006

Total rental revenue increased by $7.6 million, or 13.3%, to $64.6 million in 2007.  The increase is primarily attributable to the following:

•	an increase of $6.0 million associated with properties acquired in 2007 and 2006;

•	an increase of $900,000 in same-property revenue due primarily to higher rental rates, tenant expense recovery and percentage rent income;

•
an increase of $700,000 related to the completion of various development/redevelopment projects partly offset by a decrease of $300,000 for development/redevelopment projects currently under construction; and

•
a decrease of approximately $300,000 associated with property management, leasing and accounting services revenue for a portfolio of Texas properties which services were terminated in the second quarter of 2007.

Property operating expenses increased by $790,000, or 5.4%, to $15.5 million in 2007.  The increase is mostly comprised of the following:

•	an increase of $1.5 million related to properties acquired in 2007 and 2006;

•	an increase of $50,000 associated with development/redevelopment projects recently completed; and

•
a decrease of $700,000 in same-property operating and maintenance costs partly due to lower common area maintenance, property management/maintenance salary, lease termination expense and bad debt provision partially offset by higher insurance, real estate tax expense and hurricane expense adjustment.

Management and leasing services expense decreased by $306,000 as a result of no longer providing property management and leasing services for the Texas properties.

Rental property depreciation and amortization increased by $1.3 million, or 12.2%, to $12.0 million for 2007 from $10.7 million in 2006.  The increase in 2007 is due primarily to the acquisition of properties in 2007 and 2006.

General and administrative expenses increased by $574,000, or 9.1%, to $6.9 million for 2007 compared to $6.3 million in 2006. The increase is principally attributable to:

•	an increase of approximately $1.0 million in payroll and payroll-related expense;

•	an increase of $46,000 professional fees primarily related to tax consulting services;

•	an increase of $51,000 pre-development costs related to non-viable projects;

•	a decrease of $160,000 income tax provision associated with a prior period accrual change;

•	a decrease of $197,000 director’s fees expense; and

•	travel and entertainment expenses decreased by $218,000 as compared to 2006.

Investment income decreased by $562,000 in 2007, primarily due to a decrease of $1.1 million in interest income.  In 2006, the company recognized higher interest income from cash balances in 1031 exchange accounts related to the Texas property portfolio sale.  This decrease was partly offset by an increase of $600,000 related to gains on sale of securities.  In 2007, the company recognized gains on sales of securities of approximately $300,000, compared to a loss of $300,000 in 2006.

Interest expense increased by $4.3 million, or 33.0%, to $17.2 million for 2007 as compared to $12.9 million for 2006.  The increase is primarily attributable to the following:

•	an increase of $2.5 million of interest incurred related to higher total unsecured senior debt outstanding associated with increased acquisition activity;

•	an increase of approximately $600,000 related to the decrease in the amortization of fair value debt premium related to one unsecured senior note that was paid off August 2006;

•	an increase of approximately $900,000 in mortgage interest offset by $100,000 fair market value interest adjustment primarily related to 2006 and 2007 acquisitions;

•	an increase of $900,000 of interest expense related to less capitalized interest for development / redevelopment projects;

            •  a decrease of approximately $100,000 attributable to a lower outstanding balance on our line of credit; and

            •  a decrease of approximately $400,000 primarily related to the payoff of certain mortgage notes in 2006.

Gain on sale of real estate in 2007 includes the sale of two outparcels for aggregate proceeds of $1.9 million, generating approximately $500,000 in net realized gains, compared to gains in the same period of 2006 of approximately $5.3 million primarily related to the six Texas land outparcels sold in connection with the JV transaction in April 2006.

In the second quarter of 2007, we had no activity related to the sale of income producing properties and had two properties classified as held for sale generating a $389,000 net operating loss.  The 2006 discontinued operations reflect a reclassification of operations for properties sold during 2007 and 2006 and properties held for sale at June 30, 2007.  We recognized a gain of $92.7 million in the second quarter of 2006 related to the disposal of a portfolio of Texas properties in April 2006 and the sale of one income-producing property for approximately $5.6 million.

As a result of the foregoing, net income decreased by $98.5 million, or 88.4%, from $111.3 million in 2006 to $12.9 million in 2007.

The following summarizes certain line items from our unaudited consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in the six months ended June 30, 2007 as compared to the same period in 2006:

	Six Months Ended June 30,
	(In thousands)
	2007	2006	% Change
Total rental revenue	$128,041	$112,304	14.0%
Property operating expenses	32,169	30,025	7.1%
Rental property depreciation and amortization	23,282	20,536	13.4%
General and administrative expenses	14,620	10,897	34.2%
Investment income	6,758	5,765	17.2%
Equity in income from unconsolidated joint ventures	-	1,650	N/A
Interest expense	32,980	26,917	22.5%
Gain on sale of real estate	1,585	5,598	71.7%
Income from discontinued operations	1,391	98,104	98.6%
Net Income	32,887	133,712	75.4%

Comparison of the six months ended June 30, 2007 to 2006

Total rental revenue increased by $15.7 million, or 14.0%, to $128.0 million in 2007.  The increase is primarily attributable to the following:

•	an increase of $11.1 million associated with properties acquired in 2007 and 2006;

•	an increase of $3.0 million in same-property revenue due primarily to higher rental rates, tenant expense recovery income and percentage rent income;

•
an increase of $1.4 million related to the completion of various development/redevelopment projects partly offset by a decrease of $400,000 for development/redevelopment projects currently under construction;

•	an increase in non-retail property revenue of approximately $100,000; and

•
an increase of approximately $500,000 associated with property management, leasing and accounting services revenue for a portfolio of Texas properties, which services were terminated in the second quarter of 2007.

Property operating expenses increased by $2.1 million, or 7.1%, to $32.2 million in 2007.  The increase is primarily consists of the following:

•	an increase of approximately $2.7 million related to properties acquired in 2007 and 2006;

•	an increase of $200,000 associated to recently completed development/redevelopment projects;

•
a decrease of $300,000 in same-property operating and maintenance costs partly due to lower common area maintenance, property management/maintenance salary and lease termination expense partially offset by higher insurance, real estate tax expense and hurricane expense adjustment; and

•	a decrease of approximately $400,000 in office-related expense primarily related to closing the operation of various property management satellite locations.

Rental property depreciation and amortization increased by $2.8 million, or 13.4%, to $23.3 million for 2007 from $20.5 million in 2006.  The increase in 2007 is largely a result of the following activity:

            •  $2.5 million related to the operations of properties acquired in 2007 and 2006;

•	$100,000 increase in same property depreciation and amortization associated with tenant improvements and leasing commissions; and

•
the completion of various development/redevelopment projects increased depreciation and amortization by approximately $300,000 partially offset by a decrease of approximately $100,000 of depreciation expense related to projects currently in various stages of construction.

General and administrative expenses increased by $3.7 million, or 34.2%, to $14.6 million for 2007 compared to $10.9 million in 2006. The increase is predominantly related to:

•
an increase of $2.5 million in payroll expense primarily  related to $1.5 million of severance-related expenses paid to former employees in first quarter 2007 and higher payroll and payroll-related expense;

•
an increase of $250,000 of professional fees primarily comprised of an additional $150,000 audit fee expense associated with the 2006 audit and approximately $100,000 increase in tax consulting services;

•	an increase of $1.6 million of abandoned pre-development capitalized costs of which $1.5 million was expensed in the first quarter of 2007;

            •  a decrease of $147,000 director’s fee expense;

            •  a decrease of $311,000 income tax provision related to prior period tax provision adjustment; and

    •  a decrease of $171,000 travel and entertainment expenses as compared to 2006.

Investment income increased by nearly $1.0 million in 2007, primarily due to an increase of $1.5 million of dividend income related to our ownership of 3.8 million ordinary shares of DIM Vastgoed N.V. and an increase of $600,000 related to higher gains on sales of securities activity, partly offset by a $1.1 million decrease in interest income related to less cash held in our 1031 exchange account.

In 2007, there were no transactions related to equity in income from unconsolidated joint ventures as compared to $1.7 million in 2006 which was primarily the result of the sale of a land parcel held in the Parcel F LLC joint venture where the Company had a 50% interest.

Interest expense increased by $6.1 million, or 22.5%, to $33.0 million for 2007 as compared to $26.9 million for 2006.  The increase is primarily attributable to the following:

            •  an increase of $3.4 million related to higher total unsecured senior debt outstanding;

•	an increase of $1.4 million related to the decrease in the amortization of fair value debt premium related to two unsecured senior note that were paid off in April and August 2006;

•	an increase of approximately $1.3 million in mortgage interest expense primarily related to 2006 and 2007 acquisitions;

•	an increase of $800,000 of interest expense related to less capitalized interest for development / redevelopment projects; and

            • a decrease of $800,000 attributable to the repayment of certain mortgage notes.

Gain on sale of real estate in 2007 includes the sale of three outparcels for proceeds of $3.4 million, generating almost $1.6 million in net realized gains, compared to gains in the same period of 2006 of approximately $5.6 million primarily related to the sale of the six land outparcels in connection with the JV transaction of $5.1 million and a sale of two outparcels resulting in a gain of $516,000 for 2006.

We sold two income-producing properties in the six month period ended June 30, 2007 and had two properties held for sale as of June 30, 2007.  The associated operating loss of $329,000 for these properties is reflected as operations of income-producing properties sold or held for sale.  The 2006 discontinued operations reflect a reclassification of operations for properties sold during 2006 and 2007 and the properties held for sale at June 30, 2007.  We recognized a gain of $1.7 million in the six month period ended June 30, 2007 related to the disposal of the operating properties and recognized a gain of $93.2 million in the same period of 2006 related to the sale of the Texas property portfolio and the sale of two income-producing properties for approximately $6.1 million.

As a result of the foregoing, net income decreased by $100.8 million, or 75.4%, from $133.7 million in 2006 to $32.9 million in 2007.

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

The following table illustrates the calculation of FFO for the three and six months periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$12,868	$111,347	$32,887	$133,712
Adjustments:
Rental property depreciation and amortization, including discontinued operations	12,010	11,493	23,383	23,532
Gain on disposal of depreciable real estate	-	(92,707)	(1,720)	(93,199)
Loss on disposal of fixed assets	283	-	283	-
Pro rata share of real estate depreciation from unconsolidated joint venture	-	508	-	508
Minority interest	28	122	56	150
Funds from operations	$25,189	$30,763	$54,889	$64,703

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Earnings per diluted share (1)	$0.17	$1.49	$0.44	$1.77
Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.17	0.15	0.32	0.31
Gain on disposal of depreciable real estate	-	(1.24)	(.02)	(1.23)
Loss on disposal of fixed assets	-	-	-	-
Pro rata share of real estate depreciation from unconsolidated joint venture	-	.01	-	.01
Funds from operations per diluted share	$0.34	$0.41	$0. 74	$0.86

(1) Earnings per diluted share reflect the add-back of the minority interest(s) which are convertible to shares of our common stock.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $142,000 of cash held in escrow and no available cash and cash equivalents on hand.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet any immediate liquidity needs.  We also have approximately $268.6 million available that can be drawn under our unsecured revolving credit facilities.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Six Months Ended June 30,
	(In thousands)
	2007	2006	Increase (Decrease)
Net cash provided by operating activities	$72,627	$61,156	$11,471
Net cash (used in) provided by investing activities	$(102,377)	$163,109	$(265,486)
Net cash provided by (used in) financing activities	$29,750	$(220,943)	$250,693

Our principal source of operating cash flow is cash generated from our rental properties.  Our properties provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends.  The proceeds from the sale of assets classified as discontinued operations and other asset dispositions are utilized to acquire and develop assets.  We believe the increase of $11.5 million in our operating cash flow was primarily related to our acquisitions and development projects completed in 2006 and 2007, new leasing, expansion and re-tenanting of our core assets.

Changes in cash flow from investing activities in 2007, as compared to 2006, are primarily the result of lower proceeds received from the disposition of real estate.  In the six months ended June 30, 2006, we sold a Texas portfolio of properties into a joint venture and received $381.0 million in net proceeds.  A reduction in investment in land, construction and securities in the first half of 2007 partially offset the reduction in proceeds from dispositions.

Changes in cash flow from financing activities in 2007, as compared to 2006, primarily relate to an increase in the retention of cash flow.  In 2006, we paid higher dividends due to  the one-time special cash dividend of approximately $73.0 million related to the Texas JV transaction.  In addition, in 2006 we repaid $84.4 million of certain mortgage notes as compared to $5.1 million in 2007, repaid $50.0 million of senior note debt in March 2006 and repurchased $50.0 million of common stock during the second quarter of 2006.

The following table sets forth certain information regarding future contractual obligations, excluding interest, as of June 30, 2007:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (2)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$110,032	$38	$2,411	$19,543	$88,040
Balloon payments	304,210	2,864	46,400	208,884	46,062
Total mortgage obligations	414,242	2,902	48,811	228,427	134,102
Unsecured revolving credit facilities	6,000	-	6,000	-	-
Unsecured senior notes(1)	745,000	-	200,000	25,000	520,000
Capital leases	-	-	-	-	-
Operating leases	255	47	162	44	2
Construction Commitments	17,724	5,825	11,899	-	-
Total contractual obligations	$1,183,221	$8,774	$266,872	$253,471	$654,104

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

Off-Balance Sheet Arrangements

Letters of Credit:  As of June 30, 2007, we have pledged letters of credit for $7.2 million as additional security for certain property matters.  The letters of credit are secured by our revolving credit facilities.

Construction Commitments:  As of June 30, 2007, we have entered into construction commitments and have outstanding as of June 30, 2007 obligations to fund $5.8 million, based on current plans and estimates, in order to complete current development and redevelopment projects.  These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities.

Operating Lease Obligations:  Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $45,000.

Non-Recourse Debt Guarantees:  Under the terms of certain non-recourse mortgage loans, we could, under specific circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations.  In management’s judgment, it would be extremely unlikely for us to incur any material liability under these guarantees that will have a material adverse effect on our financial condition, results of operations, or cash flow.

Equity

On June 5, 2007, our Board of Directors approved a quarterly dividend of approximately $22.1 million, or $0.30 per share, which was paid on June 29, 2007 to stockholders of record on June 15, 2007.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction.  We intend to utilize variable rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and other operating needs.  With respect to our fixed rate mortgage notes and senior unsecured notes, changes in interest rates generally do not affect our interest expense as these notes are predominantly at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur over a period of several years, as this may decrease the overall value of our real estate.

As of June 30, 2007, we had approximately $106.0 million of outstanding floating rate debt, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements.  We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2007, in relation to our $1.2 billion of outstanding debt, $2.2 billion of total assets and $1.9 billion total equity market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.1 million.  If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.1 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $106.0 million (including the $100.0 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of June 30, 2007.

The fair value of our fixed rate debt is $1.055 billion, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable (excluding the unamortized premium and the $100.0 million of fixed-rate debt converted to floating-rate debt through maturity).  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $53.2 million.  If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $57.2 million.  This assumes that our total outstanding fixed-rate debt remains at $1.159 billion, the balance as of June 30, 2007.

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

In 2006, we entered into an aggregate notional amount of $85.0 million of treasury locks.  The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments relating to an anticipated issuance of fixed-rate borrowings.  The treasury locks were terminated in connection with the issuance of $150.0 million of unsecured senior notes in April 2007.  The realized loss on these hedging relationships has been deferred in other comprehensive income and will be reclassified against earnings over the term of the debt as an adjustment to interest expense.

During 2004, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $3.6 million as of June 30, 2007. This swap converted fixed-rate debt to variable rate based on the six-month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

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

Other Market Risks

As of June 30, 2007, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.   RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2006, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 4, 2007.  At the meeting, the stockholders voted to approve the following proposals:

Proposal 1– Election of the following directors to hold office until our 2008 annual meeting of stockholders:

	For	Withheld	Broker Non-Vote
Noam Ben-Ozer	58,485,393	1,576,149	-
James Cassel	55,971,235	4,090,307	-
Cynthia Cohen	59,189,999	871,542	-
Neil Flanzraich	55,916,442	4,145,100	-
Nathan Hetz	50,008,603	10,052,938	-
Chaim Katzman	53,017,154	7,044,387	-
Peter Linneman	55,971,315	4,090,227	-
Jeffrey S. Olson	59,055,909	1,005,633	-
Dori Segal	53,015,799	7,045,743	-

Proposal 2– Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2007 fiscal year:

For	Against	Abstain	Broker Non-Vote
59,968,129	63,748	29,661	-

Proposal 3– Approval of the Amended and Restated 2000 Executive Incentive Compensation Plan:

For	Against	Abstain	Broker Non-Vote
35,913,113	13,825,128	101,906	10,221,396

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: August 8, 2007                                                                        EQUITY ONE, INC.

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