Form 10-Q
period 2007-09-30
EQUITY ONE, INC.
filed 2007-11-02
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐     No ☒

Applicable only to Corporate Issuers:

As of the close of business on October 29, 2007, 73,887,521shares of the Company's common stock, par value $0.01 per share, were outstanding.

EQUITY ONE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(In thousands, except per share data)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Properties:
Income producing	$2,036,531	$1,896,843
Less: accumulated depreciation	(164,826)	(144,825)
Income-producing property, net	1,871,705	1,752,018
Construction in progress and land held for development	72,329	113,340
Properties held for sale	49,782	20,353
Properties, net	1,993,816	1,885,711

Cash and cash equivalents	-	-
Cash held in escrow	-	1,547
Accounts and other receivables, net	15,571	18,967
Securities	72,177	75,102
Goodwill	12,622	13,092
Other assets	73,040	75,356
TOTAL ASSETS	$2,167,226	$2,069,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes Payable
Mortgage notes payable	$399,792	$391,647
Mortgage notes payable related to properties held for sale	5,693	-
Unsecured revolving credit facilities	14,000	76,500
Unsecured senior notes payable	742,695	591,187
	1,162,180	1,059,334
Unamortized premium/discount on notes payable	10,588	10,322
Total notes payable	1,172,768	1,069,656
Other liabilities
Accounts payable and accrued expenses	47,191	36,565
Tenant security deposits	9,963	9,622
Other liabilities	26,095	27,265
Total liabilities	1,256,017	1,143,108
Minority interests	989	989
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value – 100,000 shares authorized 73,164 and 72,756 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	732	728
Additional paid-in capital	904,476	895,247
Retained earnings	14,319	37,201
Accumulated other comprehensive loss	(9,307)	(7,498)
Total stockholders’ equity	910,220	925,678
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,167,226	$2,069,775

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
REVENUE:
Minimum rent	$47,882	$43,049	$142,817	$126,148
Expense recoveries	13,448	11,608	41,118	35,685
Percentage rent	183	303	1,820	1,766
Management and leasing services	103	745	1,089	1,341
Total revenue	61,616	55,705	186,844	164,940
COSTS AND EXPENSES:
Property operating	16,339	15,013	47,811	44,820
Management and leasing services	24	610	950	1,173
Rental property depreciation and amortization	11,524	10,269	34,284	30,306
General and administrative	5,396	7,291	20,016	17,906
Total costs and expenses	33,283	33,183	103,061	94,205
INCOME BEFORE OTHER INCOME AND EXPENSE, MINORITY INTEREST AND DISCONTINUED OPERATIONS	28,333	22,522	83,783	70,735

OTHER INCOME AND EXPENSE:
Investment income	189	830	6,947	6,595
Equity in income of unconsolidated joint ventures	-	-	-	1,650
Other income	27	-	267	389
Interest expense	(16,951)	(13,110)	(49,699)	(39,789)
Amortization of deferred financing fees	(427)	(382)	(1,236)	(1,097)
Gain on sale of real estate	408	439	1,993	6,037
Loss on sale of fixed assets	-	-	(283)	-
Gain on extinguishment of debt	-	457	-	165
Impairment loss	(2,930)	-	(2,930)	-
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	8,649	10,756	38,842	44,685
Minority Interest	(28)	(28)	(84)	(178)
INCOME FROM CONTINUING OPERATIONS	8,621	10,728	38,758	44,507

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	1,791	1,267	2,821	8,001
Gain on disposal of income-producing properties	253	2,125	1,973	95,324
Income from discontinued operations	2,044	3,392	4,794	103,325
NET INCOME	$10,665	$14,120	$43,552	$147,832

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.12	$0.15	$0.53	$0.60
Discontinued operations	0.03	0.04	0.07	1.39
	$0.15	$0.19	$0.60	$1.99
Number of Shares Used in Computing Basic Earnings per Share	73,121	73,152	73,066	74,207

EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$0.11	$0.14	$0.52	$0.59
Discontinued operations	0.03	0.05	0.07	1.38
	$0.14	$0.19	$0.59	$1.97
Number of Shares Used in Computing Diluted Earning per Share	73,985	73,893	74,009	74,944

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed and Consolidated Statement of Comprehensive Income
For the three and nine months ended September 30, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

NET INCOME	$10,665	$14,120	$43,552	$147,832

OTHER COMPREHENSIVE INCOME:
Net unrealized holding loss on securities available for sale	(6,041)	(567)	(1,711)	(11,086)
Changes in fair value of cash flow hedges	-	(3,014)	75	(3,254)
Reclassification adjustment for (gain)/loss on sale of securities and cash flow hedges included in net income	(40)	-	2,325	(10)
Net realized gain/(loss) on settlement of interest rate contracts	-	-	(2,498)	1,543
Net amortization of interest rate contracts	(24)	(37)	-	(83)
Other comprehensive income adjustment	(6,105)	(3,618)	(1,809)	(12,890)

COMPREHENSIVE INCOME	$4,560	$10,502	$41,743	$134,942

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the nine months ended September 30, 2007
(In thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

BALANCE, JANUARY 1, 2007	$728	$895,247	$37,201	$(7,498)	$925,678

Issuance of common stock	4	3,917	-	-	3,921

Share-based compensation expense	-	5,312	-	-	5,312

Net income	-	-	43,552	-	43,552

Dividends paid	-	-	(66,434)	-	(66,434)

Other comprehensive income adjustment	-	-	-	(1,809)	(1,809)

BALANCE, SEPTEMBER 30, 2007	$732	$904,476	$14,319	$(9,307)	$910,220

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$43,552	$147,832
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(1,806)	(2,171)
Amortization of above/(below) market lease intangibles	(3,369)	(1,933)
Provision for losses on accounts receivable	875	159
Amortization of premium on notes payable	(1,556)	(5,383)
Amortization of deferred financing fees	1,240	1,114
Rental property depreciation and amortization	35,190	34,161
Stock-based compensation	5,312	4,216
Amortization of derivatives	-	(83)
Gain on disposal of real estate and income-producing properties	(3,966)	(101,361)
Impairment loss	2,930	-
Loss on sale of fixed assets	283	-
Loss/(gain) on sale of securities	(316)	339
Equity in income of unconsolidated joint ventures	-	(1,525)
Operating distributions from unconsolidated joint ventures	-	742
Minority interest	84	178
Changes in assets and liabilities:
Accounts and other receivables	2,521	2,420
Other assets	(735)	(3,792)
Accounts payable and accrued expenses	14,843	14,244
Tenant security deposits	341	(184)
Other liabilities	4,584	1,708
Net cash provided by operating activities	100,007	90,681

INVESTING ACTIVITIES:
Additions to and purchases of rental property	(106,180)	(151,900)
Land held for development	(23)	(35,530)
Additions to construction in progress	(15,328)	(38,045)
Proceeds from disposal of rental properties	10,525	390,345
Decrease (increase) in cash held in escrow	1,547	(6,288)
Increase in deferred leasing costs	(3,471)	(4,959)
Additions to notes receivable	(14)	(33)
Proceeds from repayment of notes receivable	4,735	5,725
Proceeds from sale of securities	2,482	4,422
Cash used to purchase securities	(1,050)	(28,890)
Advances to joint ventures	-	(393)
Distributions from unconsolidated joint ventures from sale of property	-	1,935
Net cash (used in) provided by investing activities	(106,777)	136,389

(Continued)

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(13,902)	$(86,565)
Net repayments under revolving credit facilities	(62,500)	(49,165)
Proceeds from senior debt offerings	148,874	246,868
Repayment of senior debt	-	(125,000)
Cash paid for settlement of interest rate contracts	(2,498)	-
Increase in deferred financing costs	(607)	(2,015)
Proceeds from issuance of common stock	3,921	6,653
Repayment of notes receivable from issuance of common stock	-	65
Stock issuance costs	-	(69)
Repurchase of common stock	-	(64,737)
Cash dividends paid to stockholders	(66,434)	(140,728)
Distributions to minority interest	(84)	(207)
Net cash provided by (used in) financing activities	6,770	(214,900)

Net increase in cash and cash equivalents	-	12,170
Cash and cash equivalents at beginning of the period	-	102
Cash and cash equivalents at end of the period	$-	$12,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $2.6 million and $4.3 million in 2007 and 2006, respectively)	$51,086	$43,482
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding loss on securities	$(1,711)	$(11,086)
Change in fair value of hedges	$75	$(3,254)

The Company acquired and assumed mortgages on the acquisition of certain rental properties:
Fair value of rental property	$69,069	$6,804
Assumption of mortgage notes payable	(27,740)	(4,127)
Fair value adjustment of mortgage notes payable	(1,974)	50
Cash paid for rental property	$39,355	$2,727
The Company issued senior unsecured notes:
Face value of notes	$150,000	$250,000
Underwriting Costs	(975)	(1,624)
Discount	(151)	(1,508)
Cash received	$148,874	$246,868

(Concluded)

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

1.	Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by leading supermarkets, drug stores or discount retail store chains.  As of September 30, 2007, we owned or had interests in 180 properties consisting of 164 shopping centers, seven development/redevelopment properties, five non-retail properties and four parcels of land.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those partnerships where it has financial and operating control.  Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms.  All significant intercompany transactions and balances have been eliminated in consolidation.

Investments in joint ventures not controlled by us are accounted for under the equity method of accounting where we have concluded that the venture is not a variable interest entity or the Company is not the primary beneficiary and subject to the consolidation rules of FIN 46(R), “Consolidation of Variable Interest Entities.”

Certain prior-year data have been reclassified to conform to the 2007 presentation.

The condensed consolidated financial statements included in this report are unaudited, except for amounts presented in the condensed consolidated balance sheet as of December 31, 2006, which were derived from our audited financial statements at that date.  In our opinion, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Our unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information included in our annual financial statements and notes. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

2.	Summary of Significant Accounting Policies

Revenue Recognition

Rental income includes minimum rents, expense reimbursements, termination fees and percentage rental payments.  Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis.  As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements.  Leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term.  If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered a lease incentive and is recognized over the lease term as a reduction to revenue.  Factors considered during this evaluation include, among others, the type of improvements made, who holds legal title to the improvements, and other controlling rights provided by the lease agreement.  Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.  Lease revenue recognition commences when the lessee is given possession of the leased space and there are no contingencies offsetting the lessee’s obligation to pay rent.

Substantially all of the lease agreements contain provisions that require the payment of additional rents based on the respective tenant’s sales volume (contingent or percentage rent) and reimbursement of the tenant’s share of real estate taxes, insurance and common area maintenance (“CAM”) costs.  Revenue based on percentage of tenants’ sales is recognized only after the tenant exceeds their sales breakpoint.  Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments.  The computation of this allowance is based on the tenants’ payment history and current credit quality.

We recognize profit on sales of real estate in accordance with SFAS No. 66 “Accounting for Sales of Real Estate.”  Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) our receivable is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing involvement with the property.  The sales of operating properties where we do not have a continuing involvement are presented in the discontinued operations section of our condensed consolidated statements of operations.

During 2007, we were engaged by joint ventures and other third parties to provide property management and leasing services.  The fees were generally calculated as a percentage of either revenues received or reimbursement of costs and were recognized as services were rendered.  As of May 31, 2007, we are no longer providing these services.

Properties

Income-producing properties are stated at cost, less accumulated depreciation and amortization.  Properties also include costs incurred related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development.  All costs related to unsuccessful acquisition opportunities are expensed when it is probable that we will not be successful in the acquisition.

Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and improvements, the minimum lease term or economic useful life for tenant improvements, and five to seven years for furniture and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred.  Significant renovations and improvements, which improve or extend the useful life of assets, are capitalized.  The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Construction in Progress and Land Held for Development

Properties also include construction in progress and land held for development.  These properties are carried at cost and no depreciation is recorded.  Properties undergoing significant renovations and improvements are considered under development.  All direct and indirect costs related to development activities are capitalized into properties in construction in progress and land held for development on our condensed consolidated balance sheets.  Costs incurred include predevelopment expenditures directly related to a specific project including, development and construction costs, interest, insurance and real estate tax expense.  Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property.  The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one-year from substantial completion of major construction activity.  If we determine that a project is no longer probable, all predevelopment project costs are immediately expensed.  Similar costs related to properties not under development are expensed as incurred.

Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to that portion of actual costs incurred.  We cease interest cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction. Total interest expense capitalized to construction in progress and land held for development was $788,000 and $1.7 million for the three months ended September 30, 2007 and 2006, respectively, and $2.6 million and $4.3 million for the nine months ended September 30, 2007 and 2006, respectively.

Business Combinations

We purchase real estate properties and allocate the purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations”.  We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of the acquired property to land, building and improvements on an “as-if vacant” basis.  The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets.  There are three categories of intangible assets to be considered:  (1) value of in-place leases; (2) above and below-market value of in-place leases and; (3) customer relationship value.

The value of in-place leases is estimated based on the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period.  Intangible assets associated with at-market in-place leases are amortized as additional lease expense over the remaining contractual lease term.

Above-market and below-market in-place lease values for acquired properties are computed based on the present value of the difference between the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and our estimate of fair market lease rates for the property or comparable property, measured over a period equal to the remaining contractual lease period.  The value of above-market leases is amortized as a reduction of rental income over the remaining terms of the respective leases.  The value of below-market lease values is amortized as an increase to rental income over the remaining terms of the respective leases.

We do not allocate value to customer relationship intangibles if we have pre-existing business relationships with the tenants in the acquired property. Other than as discussed above, we have determined that our real estate properties do not have any other significant identifiable intangibles.

The results of operations of acquired properties are included in our financial statements as of the dates they are acquired.  The intangibles associated with property acquisitions are included in other assets and other liabilities in our condensed consolidated balance sheets.  In the event that a tenant terminates its lease, any unamortized portion of each related intangible is expensed.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Properties Held for Sale

Under Statement of Financial Accounting Standards, or SFAS, No. 144, “Accountingfor the Impairment or Disposal of Long-Lived Assets”, the definition of a component of an entity, assuming no significant continuing involvement, requires that operating properties that are sold or classified as held for sale be accounted for as discontinued operations.  Accordingly, the results of operations of operating properties disposed of or classified as held for sale for which we have no significant continuing involvement are reflected as discontinued operations.  Given the nature of real estate sales contracts, it is customary for such contracts to allow potential buyers a period of time to evaluate the property prior to becoming committed to its acquisition.  In addition, certain conditions to the closing of a sale, such as financing contingencies, etc., often remain following the completion of the buyer’s due diligence review.  As a result, properties under contract may not close within the expected time period, or may not close at all.  Due to these uncertainties, we generally do not classify a property as “discontinued operations” until it is sold, unless we have otherwise determined  that the property meets the criteria of SFAS No. 144 and is likely to close within the time requirements.

Long-lived Assets

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable.  If there is an event or change in circumstance indicating the potential for impairment in the value of a property, we evaluate our ability to recover our net investment in the long-lived assets by comparing the carrying value (net book value) of such asset to the estimated future undiscounted cash flows over their expected useful life, or we estimate the fair values by using the discounted expected future cash flows attributable to the assets. The cash flows are discounted at the risk-free rates of interest. Future cash flow estimates are based on probability-weighted projections for a range of possible outcomes.

During the 2007 third quarter, we noted changes in market conditions for certain properties.  The carrying amounts of the assets were deemed unrecoverable and were written down to an estimated fair market value. For the three months ended September 30, 2007, $2.9 million of impairment loss was recognized which is reflected as a reduction in income from continuing operations.  For the nine months ended September 30, 2006, $86,000 of impairment loss related to a property that was subsequently sold was recognized and is included in income from discontinued operations.

Cash and Cash Equivalents

We consider liquid investments with an initial maturity of three months or less to be cash equivalents.

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

Accounts Receivable

Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants.  We evaluate the probability of collection for these receivables and adjust the allowance for doubtful accounts to reflect amounts estimated to be uncollectible.  The allowance for doubtful accounts was approximately $1.9 million and $1.6 million at September 30, 2007 and December 31, 2006, respectively.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Securities

Historically, our investments consist primarily of equity and debt securities.  Our equity investments are classified as available-for-sale and recorded at fair value based on current market prices.  Changes in the fair value of the equity investments are included in accumulated other comprehensive income.

As of September 30, 2007, we owned no debt securities and indirectly owned approximately 3.8 million ordinary shares of DIM Vastgoed N.V. (“DIM”), representing 47.9% of the total outstanding ordinary shares of DIM.   On September 19, 2007, we purchased an additional 45,362 ordinary shares for a total consideration of approximately $938,000, pursuant to a previously disclosed commitment.  DIM is a public company organized under the laws of the Netherlands, the shares of which are listed on Euronext Amsterdam and which operates as a closed-end investment company owning and operating a portfolio of 20 shopping center properties aggregating approximately 2.5 million square feet in the southeastern United States.  DIM’s capital structure includes priority shares and ordinary shares.  The priority shares are 100% owned by a foundation that is controlled by its supervisory board.  The ordinary shares have voting rights; however, only the priority shares have the right to nominate members to the supervisory board and to approve certain other corporate matters.  As of September 30, 2007, we believe that the investment in DIM should be accounted for as an available-for-sale security because, as of that date, we were unable to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, we were unable to participate in the affairs of DIM’s supervisory board.

As of September 30, 2007, the fair value of DIM’s ordinary shares is less than the carrying amount of our total investment.  Our aggregate cost is approximately $79.0 million and, based on the closing market price on September 30, 2007, the ordinary shares of DIM had a fair value of approximately $70.7 million.  This equates to an unrealized loss of $8.3 million.  In making a judgment as to whether our investment is impaired, we consider a number of factors including, but not necessarily limited to the following:

•	our intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value;

•	our assessment of the net asset value of the properties held by DIM based upon our expertise in the shopping center real estate business;

•	the assessment by DIM's management of NAV based upon its use of fair value accounting;

•	the financial and operational condition of DIM’s properties;

•	market and economic conditions that might affect DIM’s prospects;

•	the extent to which fair value of DIM is below our cost basis and the period of time over which the decline has existed;

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

•	the relevance of the market price given the thin trading in DIM shares and the concentration of share ownership between ourselves and one other institutional investor; and

•	the share-price premium that might be warranted given our ownership of a large block of the outstanding common stock.

We have evaluated the severity and duration of the possible impairment, together with the near-term prospects of DIM, the thin trading market for DIM shares and our ability and intent to hold the investment for a reasonable period sufficient for a forecasted recovery of the carrying cost.  Based upon our intent and ability to hold DIM shares, our own evaluation of the net asset value of the underlying properties held by DIM, and the duration and extent of the possible impairment, we do not consider the investment to be other-than-temporarily impaired at September 30, 2007.  Changes in estimates, assumptions, or expected outcomes could impact the determination of whether a decline in value is other-than-temporary and whether the effects could materially impact our financial position or net income in future periods.  If the market value of DIM remains less than our carrying amount for an extended period of time and/or the financial condition and near-term prospects of DIM deteriorate or do not otherwise improve in the future, among other factors, we may be required to record a write-down of the investment.

As of September 30, 2007, we owned 57,500 shares of preferred stock of a publicly-traded REIT that had a fair value of $1.45 million, a carrying amount of $1.43 million and an unrealized gain of approximately $15,000.

During 2006, we held debt securities of Winn Dixie Stores, Inc. (“Winn Dixie”).  In November 2006, a portion of the debt securities were converted into common stock of Winn Dixie when it emerged from bankruptcy.  During the second quarter of 2007, we sold our remaining shares of Winn Dixie common stock and realized a gain of approximately $227,000.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Goodwill

Goodwill has been recorded to reflect the excess of cost over the fair value of net assets acquired in various business acquisitions.  We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and no longer amortize goodwill.

We are required to perform annual, or more frequently in certain circumstances, impairment tests of our goodwill.  We have elected to test for goodwill impairment in November of each year.  The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation.  The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill.  If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill.  The determination of reporting units (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities.  Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.  During the periods presented, no impairment of goodwill was incurred.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled approximately $12.6 million at September 30, 2007.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in its relationships with significant tenants.

Goodwill was included in the determination of the gain on disposal of real estate due to the disposition of certain properties. For the three and nine months ended September 30, 2006, $0 and $63,000, respectively, of goodwill was included in the gain from the disposal of income-producing properties.  No properties sold during the three months and nine months ended September 30, 2007 included goodwill.

Deferred Costs and Intangibles

Deferred costs, intangible assets included in other assets, and intangible liabilities included in other liabilities consist of loan origination fees, leasing costs and the value of intangibles when a property was acquired.  Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan using the effective interest method.  Direct salaries, third-party fees and other costs incurred by us to originate a lease are capitalized and are being amortized using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs and above-market rents that were acquired in connection with the acquisition of the properties.  Intangible liabilities consist of below-market rents that are also acquired in connection with the acquisition of properties.  Both intangible assets and liabilities are being amortized using the straight-line method over the term of the related leases.

Deposits

Deposits included in other assets are comprised of funds held by various institutions for future payments of property taxes, insurance and improvements, utility and other service deposits.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Minority Interest

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of ours, entered into a limited partnership as a general partner.  An income-producing shopping center (“Walden Woods Village”) was contributed by its owners (the “Minority Partners”), and we contributed 93,656 shares of our common stock (the “Walden Woods Shares”) to the limited partnership at an agreed-upon price of $10.30 per share.  Based on this per share price and the net value of property contributed by the Minority Partners, the limited partners received 93,656 partnership units.  We have entered into a Redemption Agreement with the Minority Partners whereby the Minority Partners can request that we purchase either their limited partnership units or any shares of common stock, which they received in exchange for their partnership units at a price of $10.30 per unit or per share at any time before January 1, 2014.  Because of the Redemption Agreement, we consolidate the accounts of the partnership with our financial data.  In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the Walden Woods Shares except to the extent of dividends.  Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared. The Walden Woods Shares are not considered outstanding in the condensed consolidated financial statements and are excluded from the share count in the calculation of primary earnings per share.

We have controlling interests in two joint ventures that, together, own our Sunlake development project.  We have funded all of the acquisition costs, are required to fund any necessary development and operating costs, receive an 8% preferred return on our advances and are entitled to 60% of the profits thereafter.  The minority partners are not required to make contributions and, to date, have not contributed any capital.  The joint ventures are in the process of obtaining the required approvals and permits to continue their mixed-use business plan.  No minority interest has been recorded as the venture has incurred operating losses after taking into account our preferred return.

We also have a controlling membership interest in Dolphin Village Partners, LLC, a venture that owns our Dolphin Village shopping center.  We have funded all of the acquisition costs, are required to fund any necessary development and operating costs, receive an 8% preferred return on our advances and are entitled to 50% of the profits thereafter.  The minority partner is not required to make contributions and, to date, has not contributed any capital.  The joint venture has obtained preliminary approval of its redevelopment plans and is evaluating the feasibility of those plans.  No minority interest has been recorded as the venture has incurred operating losses after taking into account our preferred return.

Use of Derivative Financial Instruments

We account for derivative and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted.  These accounting standards require us to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the consolidated balance sheets as assets or liabilities, depending on our rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, are recognized in earnings in the current period.

We do not enter into derivative instruments for speculative purposes.  We require that the hedges or derivative financial instruments be effective in managing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential to qualify for hedge accounting.  Hedges that meet these hedging criteria are formally designated as such at the inception of the contract.  When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, resulting in some ineffectiveness, the change in the fair value of the derivative instrument will be included in earnings.  Additionally, any derivative instrument used for risk management that becomes ineffective is marked-to-market each period. We believe that our credit risk has been mitigated by entering into these agreements with major financial institutions.  Net interest differentials to be paid or received under a swap contract and/or collar agreement are included in interest expense as incurred or earned.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

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

On March 24, 2004, concurrent with the issuance of the $200.0 million 3.875% senior unsecured notes, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $2.3 million as of September 30, 2007.  This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares of our common stock outstanding during the period.  Diluted EPS reflects the potential dilution that could occur from shares issuable under stock-based compensation plans, which would include the exercise of stock options, and the conversion of the operating partnership units held by minority limited partners.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code (“Code”), commencing with our taxable year ended December 31, 1995.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders.  Also, at least 95% of our gross income in any year must be derived from qualifying sources.  The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges.  It is our intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income.  Accordingly, the only provision for federal income taxes in our condensed consolidated financial statements relates to our consolidated taxable REIT subsidiaries (“TRSs”).  Our TRSs did not have significant tax provisions or deferred income tax items during the periods reported hereunder.

In June 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48).”  In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” to be analyzed using a two-step approach.  The first step requires an entity to determine if a tax position would more likely than not be sustained upon examination.  In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement.  FIN 48 was effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.  The adoption of the standard did not have a material impact on our consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit after 2003.

Stock-Based Compensation

Cumulative Effect of Change in Accounting Principle

Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under APB No. 25, no stock-based compensation costs were recognized in the statement of operations as our options granted had an exercise price equal to the market value of our common shares on the date of grant.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method.  Under this transition method, compensation costs recognized beginning January 1, 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  We have always used the binomial model to value stock options and intend to continue to use this model in the future.

On January 1, 2006, we recorded the cumulative effect of adopting SFAS No. 123(R).  This cumulative effect resulted in decreasing accrued liabilities by $4.5 million and increasing shareholder equity by $4.5 million.  These balance sheet changes related to deferred compensation on unvested shares.  There was no effect on the consolidated statement of operations or cash flows.  Under SFAS No. 123(R), deferred compensation is no longer recorded at the time unvested shares are issued.  Share-based compensation is now recorded over the requisite service period with an offsetting credit to equity (generally additional paid-in capital).

Share-Based Compensation Subsequent to the Adoption of SFAS 123(R)

Share-based compensation expense charged against earnings for the nine months ended September 30, 2007 and 2006, was $5.0 million and $4.2 million, respectively, of which $1.3 million and $284,000, respectively, related to stock options, $10,000 and $7,000, respectively, related to discounts offered under our Employee Stock Purchase Plan, and $3.7 million and $3.9 million, respectively, related to restricted stock grants, including amounts for which vesting was accelerated under severance agreements.  Share-based compensation capitalized as part of property-related assets for the nine months ended September 30, 2007 and 2006 was $344,000 and $194,000, respectively.

Segment Information

Our properties are community and neighborhood shopping centers located predominantly in high-growth and high-barrier markets in the southern and northeastern United States.  Each of our centers is a separate operating segment, all of which have characteristics so similar they are expected to have essentially the same future prospects and have been aggregated and reported as one reportable segment.  The economic characteristics include similar returns, occupancy and tenants.  No individual property constitutes more than 10% of our combined revenue, net income or assets.  The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance.    In addition, no shopping center is located outside the United States.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent.  Further, the impact may be magnified if the tenant is renting space in multiple locations.  Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us.  We regularly monitor our tenant base to assess potential concentrations of credit risk.  Publix Super Markets accounts for over 10% or approximately $19.3 million of annualized minimum rent.  As of September 30, 2007, no other tenant accounted for over 5% of our annualized minimum rent.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS  No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material affect on how we measure fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFASNo. 159) which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  Subsequent to the adoption of SFAS No. 159, changes in fair value for the particular instruments shall be reported in earnings.  Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items.  The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the effects of this standard on our consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

3.	Acquisitions

The following table provides a summary of properties acquired during 2007:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In thousands)

01/09/07	Concord Shopping Plaza	Miami, FL	298,986	$48,433
02/07/07	Shelby Plaza Land	Shelby, NC	N/A	505
02/15/07	Alafaya Commons Outparcel	Orlando, FL	3,200	2,146
03/09/07	Buckhead Station	Atlanta, GA	233,930	68,000
06/13/07	Shoppes of Sunset	Miami, FL	21,704	5,000
06/21/07	Medical & Merchants - Crown Bank Outparcel	Jacksonville, FL	3,392	1,333
	Total			$125,417

No equity interests were issued or issuable in connection with the above purchases and no contingent payments, options or commitments are provided for in the related acquisition agreements.  No goodwill was recorded in conjunction with any of the individual property acquisitions.

4.	Property Held for Sale and Dispositions

The following table provides a summary of property disposition activity during 2007:

Date	Property	City, State	Gross Leasable Area	Sales Price	Gain
			(In square feet)	(In thousands)
Income-producing properties
01/11/07	Pinhook Plaza Office Building	Lafayette, LA	4,406	$350	$266
03/14/07	Eustis Square Shopping Center	Eustis, FL	126,791	7,100	1,454
	Subtotal			$7,450	$1,720

Sale of real estate
03/22/07	Venice Plaza Outparcel	Venice, FL	N/A	$1,500	$1,028
06/13/07	Shops of Hampton Oaks Outparcel	Atlanta, GA	N/A	1,300	303
06/29/07	Winchester Plaza Outparcel	Huntsville, AL	N/A	550	254
08/31/07	Winchester Plaza Outparcel	Huntsville, AL	N/A	575	408
	Subtotal			$3,925	$1,993

	Total			$11,375	$3,713

As of September 30, 2007, nine shopping centers, one non-retail property and four parcels of land located in Alabama, Florida, Georgia, North Carolina, South Carolina and Tennessee were held for sale.  The nine operating properties have a net book value of $38.9 million comprised of 784,468 square feet of gross leasable area.  The land parcels consist of   approximately 87.33 acres.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

The summary selected operating results for income-producing properties disposed of or designated as held for sale, with no significant continuing involvement, are as follows for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Rental Revenue	$2,117	$1,970	$5,741	$20,388
Expenses
Property operating expenses	(74)	93	1,662	4,905
Rental property depreciation and amortization	283	360	906	3,855
Interest expense	116	119	348	1,421
Other	1	131	4	2,206
Operations of income producing properties sold or held for sale	$1,791	$1,267	$2,821	$8,001

In April 2006, we sold 29 of our properties located in Texas (the “Texas Properties”) to EQYInvest Texas, LLC, a Delaware limited liability company in which we retained a 20% interest (the “JV”).  In connection with the sale, we agreed to manage and lease the Texas Properties on behalf of the JV.  In December 2006, we disposed of our 20% interest in the JV but continued to manage and lease the properties under the management agreement.  As of May 31, 2007, all services provided under that agreement ceased.

We had guaranteed the joint venture an operating return based on certain predetermined targets for the first twelve months following the sale, which required us to pay to the joint venture an amount up to $2.0 million in the event that the joint venture did not achieve its targeted operating returns.  We had also agreed to fund remaining construction costs to complete various projects in an amount up to $1.6 million.  In August 2007, we paid approximately $1.5 million and $1.6 million, respectively, for each guarantee. As of September 30, 2007, we have removed these guarantees that had been reflected in other liablilities of our consolidated balance sheets as we have fulfilled all obligations related to the joint venture.

5.	Investments in Joint Ventures

As of September 30, 2007 and December 31, 2006, we did not have investments in unconsolidated joint ventures.

6.	Borrowings

The following table is a summary of our mortgage notes payable balances for periods ended September 30, 2007 and December 31, 2006:

Mortgage Notes Payable	September 30, 2007	December 31, 2006
	(In thousands)

Fixed rate mortgage loans	$405,485	$391,647
Unamortized net premium on mortgage notes payable	10,971	10,463
	$416,456	$402,110

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

The weighted average interest rate of the mortgage notes payable at September 30, 2007 and December 31, 2006 was 7.31% and 7.26% respectively, excluding the effects of the net premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $75.2 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, we will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing.  Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated.  Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

Our outstanding unsecured senior notes at September 30, 2007 and December 31, 2006 consist of the following:

Unsecured Senior Notes Payable	September 30, 2007	December 31, 2006
	(In thousands)

3.875% Senior Notes, due 04/15/09	$200,000	$200,000
Fair value of interest rate swap	(2,305)	(3,813)
7.840% Senior Notes, due 01/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	120,000	120,000
6.000% Senior Notes, due 09/15/16	125,000	125,000
6.250% Senior Notes, due 01/15/17	125,000	125,000
6.000% Senior Notes, due 09/15/17	150,000	-
Unamortized net premium/(discount) on unsecured senior notes payable	(383)	(141)
	$742,312	$591,046

The weighted average interest rate of the unsecured senior notes at September 30, 2007 and December 31, 2006 was 5.67% and 5.58%, respectively, excluding the effects of the interest rate swap and net premium adjustment.  In April 2007, we completed a private placement of $150.0 million senior unsecured notes that mature on September 15, 2017.  Interest is due semi-annually on March 15 and September 15 of each year, with the first payment paid on September 15, 2007.  The notes were issued at a discount of $151,500 that is being amortized as interest expense over the life of the notes.  The notes are guaranteed by certain of our subsidiaries.  In connection with the private placement, we and our guarantors have agreed to use our reasonable best efforts to consummate an exchange offer for the registered securities no later than 270 days after the closing of the offering or to file a shelf registration for the resale of the securities if we cannot effect an exchange offer within that time period.  If this requirement is not met, then the annual interest on the notes will increase by .25 percentage point for the first 90 days following the end of such 270-day period and .25 percentage point for each subsequent 90-day period, up to a maximum of 1.0 percentage point, until the exchange offer is complete or until the shelf registration statement is declared effective.  On November 1, 2007, we commenced the required exchange offer.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

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

On March 24, 2004, we swapped $100.0 million notional principal of the $200.0 million, 3.875% senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%.  The swap matures April 15, 2009, concurrently, with the maturity of the 3.875% senior notes.

The following table provides a summary of our unsecured revolving lines of credit balances at September 30, 2007 and December 31, 2006:

Unsecured Revolving Credit Facilities	September 30, 2007	December 31, 2006
	(In thousands)

Wells Fargo	$14,000	$76,500
City National Bank	-	-
	$14,000	$76,500

In January 2006, we entered into an amended and restated unsecured revolving credit facility, with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent.  This facility has a maximum principal amount of $275.0 million and bears interest at our option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of our senior unsecured notes or (ii) Federal Funds Rate plus 0.5%. The facility is guaranteed by most of our subsidiaries.  Based on our current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option, which allows us to conduct auctions among the participating banks for borrowings in an amount not to exceed $137.5 million, a $35.0 million swing line facility for short term borrowings, and a $20.0 million letter of credit commitment.  At our request, the facility may be increased up to a total commitment of $400.0 million.  The facility expires January 17, 2009 with a one-year extension option.  In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility.  If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends. The weighted average interest rate at September 30, 2007 and December 31, 2006 was 5.75% and 5.63%, respectively.  The facility also provides collateral for $2.3 million in outstanding letters of credit.

We have a $5.0 million unsecured credit facility with City National Bank of Florida, on which there was no outstanding balance at September 30, 2007 and December 31, 2006.  This facility also provides collateral for $1.5 million in outstanding letters of credit.  In addition, we also have a $55,000 outstanding letter of credit with Bank of America.

As of September 30, 2007, the availability under the various credit facilities was approximately $262.2 million net of outstanding balances and letters of credit and subject to the covenants in the loan agreement.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

7.	Stockholders’ Equity and Earnings Per Share

The following table depicts common stock activity during the nine month period ended September 30, 2007:

	Common Stock (1)	Options Exercised	Total
	(In thousands)
Board of Directors (2)	(63)	141	78
Officers (2)	42	267	309
Employees and Other	17	4	21
	(4)	412	408

(1)	Effective January 1, 2006, we changed the method of accounting for restricted stock to comply with the provisions of SFAS Statement No. 123(R).

(2)	Net of shares surrendered on the exercise of options.

The following summarizes the calculation of basic and diluted shares for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Basic earning per share - weighted average shares	73,121	73,152	73,066	74,207

Walden Woods Village, Ltd	94	94	94	94
Unvested restricted stock	627	417	629	420
Stock options (using treasury method)	143	230	220	223
Subtotal	864	741	943	737

Diluted earnings per share - weighted average shares	73,985	73,893	74,009	74,944

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

8.	Share-Based Compensation Plans

As of September 30, 2007, we have grants outstanding under four share-based compensations plans, including two plans that we assumed in connection with our merger with IRT Property Company.  While awards are outstanding under these plans, the Equity One 2000 Executive Incentive Compensation Plan is the primary plan under which current awards are granted.  The 2000 plan was adopted by our stockholders in June 2000 and amended in May 2002, July 2004 and June 2007.  The number of shares reserved for issuance under the plan is currently 8.5 million, of which approximately 3.9 million remain available for awards.

The term of each award is determined by the Compensation Committee of our Board of Directors (the “Committee”), but in no event can be longer than ten years from the date of the grant.  The vesting of the awards is determined by the Committee, in its sole and absolute discretion, at the date of grant of the award.  Dividends are paid on unvested shares.  Certain options and share awards provide for accelerated vesting if there is a change in control.

The fair value of each option award is estimated on the date of grant using the binomial option-pricing model, the preferred method under SFAS No. 123(R).  Expected volatilities, option life (years), dividend yields, employee exercises and employee terminations are primarily based on historical data.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and charge to expense such amounts to earnings ratably over the vesting period.

The following table reports stock option activity during the nine month period ended September 30, 2007:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at December 31, 2006	2,437	$22.82
Granted	105	24.09
Exercised	(412)	17.36
Forfeited or expired	(5)	27.28
Outstanding at September 30, 2007	2,125	$23.93	9.2	$6,956

Exercisable at September 30, 2007	193	$15.81	5.0	$2,193

There were 105,000 options granted during the nine months ended September 30, 2007.  At September 30, 2007, these options had an intrinsic value of $310,500. The total intrinsic value of options exercised during the nine months ended September 30, 2007, was $3.9 million. The total cash received from options exercised was $3.8 million.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

The following table presents information regarding unvested restricted stock activity during the nine month period ended September 30, 2007:

	Unvested Shares	Weighted- Average Price
	(In thousands)

Unvested at December 31, 2006	381	$23.58
Granted	393	26.38
Vested	(115)	22.02
Forfeited	(26)	23.91
Unvested at September 30, 2007	633	$25.59

During the nine months ended September 30, 2007, we granted 392,600 shares of restricted stock that are subject to forfeiture and vest over periods from two to five years.

The total vesting-date value of the shares that vested during the nine months ended September 30, 2007 was $3.0 million.

As of September 30, 2007, there was $17.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans.  This cost is expected to be recognized over the next 4.5 years.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

9.	Condensed Consolidating Financial Information

Most of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facility.  The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet As of September 30, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$351,111	$1,123,732	$518,973	$-	$1,993,816
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	28,805	46,628	97,977	-	173,410
Total Assets	$1,008,225	$1,170,360	$616,950	$(628,309)	$2,167,226
LIABILITIES
Mortgage notes payable	$45,814	$124,345	$235,326	$-	$405,485
Unsecured revolving credit facilities	14,000	-	-	-	14,000
Unsecured senior notes payable	742,695	-	-	-	742,695
Unamortized premium on notes payable	(267)	3,753	7,102	-	10,588
Other liabilities	27,943	35,180	20,126	-	83,249
Total Liabilities	830,185	163,278	262,554	-	1,256,017
MINORITY INTEREST	-	-	-	989	989
STOCKHOLDERS’ EQUITY	178,040	1,007,082	354,396	(629,298)	910,220
Total Liabilities and Stockholders’ Equity	$1,008,225	$1,170,360	$616,950	$(628,309)	$2,167,226

Condensed Balance Sheet As of December 31, 2006	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$355,817	$1,003,181	$526,713	$-	$1,885,711
Investment in affiliates	700,622	140,134	(201,618)	(639,138)	-
Other assets	48,917	38,575	96,572	-	184,064
Total Assets	$1,105,356	$1,181,890	$421,667	$(639,138)	$2,069,775
LIABILITIES
Mortgage notes payable	$47,113	$99,867	$244,667	$-	$391,647
Unsecured revolving credit facilities	76,500	-	-	-	76,500
Unsecured senior notes payable	591,187	-	-	-	591,187
Unamortized premium on notes payable	11	2,346	7,965	-	10,322
Other liabilities	26,217	28,623	18,612	-	73,452
Total Liabilities	741,028	130,836	271,244	-	1,143,108
MINORITY INTEREST	-	-	-	989	989
STOCKHOLDERS’ EQUITY	364,328	1,051,054	150,423	(640,127)	925,678
Total Liabilities and Stockholders' Equity	$1,105,356	$1,181,890	$421,667	$(639,138)	$2,069,775

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Condensed Statement of Operations for the three months ended September 30, 2007	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$8,541	$26,679	$12,662	$-	$47,882
Expense recoveries	2,570	7,007	3,871	-	13,448
Percentage rent	49	66	68	-	183
Management and leasing services	-	103	-	-	103
Total rental revenue	11,160	33,855	16,601	-	61,616
EQUITY IN SUBSIDIARIES' EARNINGS	21,054	-	-	(21,054)	-
COSTS AND EXPENSES:
Property operating	2,779	8,895	4,665	-	16,339
Management and leasing services	-	24	-	-	24
Rental property depreciation and amortization	1,811	6,585	3,128	-	11,524
General and administrative	4,557	835	4	-	5,396
Total costs and expenses	9,147	16,339	7,797	-	33,283
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	23,067	17,516	8,804	(21,054)	28,333
OTHER INCOME AND EXPENSES:
Investment income	92	40	57	-	189
Other income	27	-	-	-	27
Interest expense	(11,060)	(1,966)	(3,925)	-	(16,951)
Amortization of deferred financing fees	(375)	(19)	(33)	-	(427)
Gain on sale of real estate	-	408	-	-	408
Impairment loss	(1,509)	-	(1,421)	-	(2,930)
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	10,242	15,979	3,482	(21,054)	8,649
Minority Interest	-	(28)	-	-	(28)
INCOME FROM CONTINUING OPERATIONS	10,242	15,951	3,482	(21,054)	8,621
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	423	1,214	154	-	1,791
Gain on disposal of income-producing properties	-	201	52	-	253
Income from discontinued operations	423	1,415	206	-	2,044
NET INCOME	$10,665	$17,366	$3,688	$(21,054)	$10,665

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Condensed Statement of Operations for the nine months ended September 30, 2007	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$25,740	$79,072	$38,005	$-	$142,817
Expense recoveries	7,664	22,145	11,309	-	41,118
Percentage rent	188	980	652	-	1,820
Management and leasing services	-	1,089	-	-	1,089
Total rental revenue	33,592	103,286	49,966	-	186,844
EQUITY IN SUBSIDIARIES' EARNINGS	72,494	-	-	(72,494)	-
COSTS AND EXPENSES:
Property operating	8,171	26,098	13,542	-	47,811
Management and leasing services	-	950	-	-	950
Rental property depreciation and amortization	5,356	19,389	9,539	-	34,284
General and administrative	17,431	2,478	107	-	20,016
Total costs and expenses	30,958	48,915	23,188	-	103,061
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	75,128	54,371	26,778	(72,494)	83,783
OTHER INCOME AND EXPENSES:
Investment income	811	111	6,025	-	6,947
Other income	267	-	-	-	267
Interest expense	(32,348)	(5,465)	(11,886)	-	(49,699)
Amortization of deferred financing fees	(1,082)	(56)	(98)	-	(1,236)
Gain on sale of real estate	1,028	965	-	-	1,993
Loss on sale of fixed assets	-	(283)			(283)
Impairment loss	(1,509)	-	(1,421)	-	(2,930)
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	42,295	49,643	19,398	(72,494)	38,842
Minority Interest	-	(84)	-	-	(84)
INCOME FROM CONTINUING OPERATIONS	42,295	49,559	19,398	(72,494)	38,758
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	1,257	1,331	233	-	2,821
Gain on disposal of income-producing properties	-	1,920	53	-	1,973
Income from discontinued operations	1,257	3,251	286	-	4,794
NET INCOME	$43,552	$52,810	$19,684	$(72,494)	$43,552

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Condensed Statement of Operations for the three months ended September 30, 2006	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$8,630	$22,384	$12,035	$-	$43,049
Expense recoveries	2,418	6,031	3,159	-	11,608
Percentage rent	38	199	66	-	303
Management and leasing services	-	745	-	-	745
Total rental revenue	11,086	29,359	15,260	-	55,705
EQUITY IN SUBSIDIARIES' EARNINGS	20,491	-	-	(20,491)	-
COSTS AND EXPENSES:
Property operating	2,562	8,845	3,606	-	15,013
Management and leasing services	-	610	-	-	610
Rental property depreciation and amortization	1,725	5,238	3,306	-	10,269
General and administrative	6,593	689	9	-	7,291
Total costs and expenses	10,880	15,382	6,921	-	33,183
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	20,697	13,977	8,339	(20,491)	22,522
OTHER INCOME AND EXPENSES:
Investment income	772	36	22	-	830
Interest expense	(7,897)	(1,594)	(3,619)	-	(13,110)
Amortization of deferred financing fees	(331)	(19)	(32)	-	(382)
Gain on sale of real estate	-	394	45	-	439
Gain on extinguishment of debt	457	-	-	-	457
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	13,698	12,794	4,755	(20,491)	10,756
Minority Interest	-	(28)	-	-	(28)
INCOME FROM CONTINUING OPERATIONS	13,698	12,766	4,755	(20,491)	10,728
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	422	747	98	-	1,267
Gain on disposal of income- producing properties	-	-	2,125	-	2,125
Income from discontinued operations	422	747	2,223	-	3,392
NET INCOME	$14,120	$13,513	$6,978	$(20,491)	$14,120

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Condensed Statement of Operations for the nine months ended September 30, 2006	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$25,726	$65,099	$35,323	$-	$126,148
Expense recoveries	7,323	18,328	10,034	-	35,685
Percentage rent	168	1,116	482	-	1,766
Management and leasing services	-	1,341	-	-	1,341
Total rental revenue	33,217	85,884	45,839	-	164,940
EQUITY IN SUBSIDIARIES' EARNINGS	163,176	-	-	(163,176)	-
COSTS AND EXPENSES:
Property operating	8,578	25,384	10,858	-	44,820
Management and leasing services	-	1,173	-	-	1,173
Rental property depreciation and amortization	5,205	15,362	9,739	-	30,306
General and administrative	15,202	2,680	24	-	17,906
Total costs and expenses	28,985	44,599	20,621	-	94,205
INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	167,408	41,285	25,218	(163,176)	70,735
OTHER INCOME AND EXPENSES:
Investment income	2,033	227	4,335	-	6,595
Equity in income from unconsolidated JV	-	1,650	-	-	1,650
Other income	389	-	-	-	389
Interest expense	(23,400)	(5,019)	(11,370)	-	(39,789)
Amortization of deferred financing fees	(942)	(58)	(97)	-	(1,097)
Gain on sale of real estate	-	4,751	1,286	-	6,037
Gain on extinguishment of debt	457	(1)	(291)	-	165
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	145,945	42,835	19,081	(163,176)	44,685
Minority Interest	-	(178)	-	-	(178)
INCOME FROM CONTINUING OPERATIONS	145,945	42,657	19,081	(163,176)	44,507
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	1,406	7,113	(518)	-	8,001
Gain on disposal of income- producing properties	481	89,080	5,763	-	95,324
Income from discontinued operations	1,887	96,193	5,245	-	103,325
NET INCOME	$147,832	$138,850	$24,326	$(163,176)	$147,832

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Condensed Statement of Cash Flows for the nine months ended September 30, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(5,552)	$77,052	$28,507	$100,007
INVESTING ACTIVITIES:
Additions to and purchase of properties	(579)	(100,357)	(5,244)	(106,180)
Land held for development	-	(23)	-	(23)
Additions to construction in progress	(11,121)	(2,529)	(1,678)	(15,328)
Proceeds from disposal of rental properties	1,495	9,030	-	10,525
Decrease in cash held in escrow	1,547	-	-	1,547
Increase in deferred leasing costs	(775)	(1,783)	(913)	(3,471)
Additions to notes receivable	-	(14)	-	(14)
Proceeds from repayment of notes receivable	4,703	21	11	4,735
Proceeds from sale of securities	2,482	-	-	2,482
Cash used to purchase securities	(1,050)	-	-	(1,050)
Advances from (to) affiliates	(10,524)	21,871	(11,347)	-
Net cash used in investing activities	(13,822)	(73,784)	(19,171)	(106,777)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,298)	(3,268)	(9,336)	(13,902)
Net repayments under revolving credit facilities	(62,500)	-	-	(62,500)
Proceeds from senior debt offering	148,874	-	-	148,874
Cash paid for settlement of interest rate contracts	(2,498)	-	-	(2,498)
Increase in deferred financing costs	(607)	-	-	(607)
Proceeds from issuance of common stock	3,921	-	-	3,921
Cash dividends paid to stockholders	(66,434)	-	-	(66,434)
Distributions to minority interest	(84)	-	-	(84)
Net cash provided by (used in) financing activities	19,374	(3,268)	(9,336)	6,770
NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-	-
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	-	-	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Condensed Statement of Cash Flows for the nine months ended September 30, 2006	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash provided by operating activities	$2,894	$64,817	$22,970	$90,681
INVESTING ACTIVITIES:
Additions to and purchase of properties	(9,521)	(67,384)	(74,995)	(151,900)
Land held for development	-	(10,486)	(25,044)	(35,530)
Additions to construction in progress	(1,384)	(27,106)	(9,555)	(38,045)
Proceeds from disposal of rental properties	2,569	360,074	27,702	390,345
Increase in cash held in escrow	(6,288)	-	-	(6,288)
Increase in deferred leasing costs	(652)	(3,625)	(682)	(4,959)
Additions to notes receivable	-	(18)	(15)	(33)
Proceeds from repayment of notes receivable	5,692	22	11	5,725
Proceeds from sale of securities	4,422	-	-	4,422
Cash used to purchase securities	(434)	-	(28,456)	(28,890)
Advances to joint venture	-	(393)	-	(393)
Distributions from unconsolidated joint ventures from sale of property	-	-	1,935	1,935
Advances from (to) affiliates	144,237	(289,341)	145,104	-
Net cash (used in) provided by investing activities	138,641	(38,257)	36,005	136,389
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,208)	(26,382)	(58,975)	(86,565)
Net repayments under revolving credit facilities	(49,165)	-	-	(49,165)
Proceeds from senior debt offering	246,868	-	-	246,868
Repayment of senior debt	(125,000)	-	-	(125,000)
Increase in deferred financing costs	(2,015)	-	-	(2,015)
Proceeds from issuance of common stock	6,653	-	-	6,653
Repayment of notes receivable from issuance of common stock	65	-	-	65
Stock issuance costs	(69)	-	-	(69)
Repurchases of common stock	(64,737)	-	-	(64,737)
Cash dividends paid to stockholders	(140,728)	-	-	(140,728)
Distributions to minority interest	(29)	(178)	-	(207)
Net cash used in financing activities	(129,365)	(26,560)	(58,975)	(214,900)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,170	-	-	12,170
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	102	-	-	102
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$12,272	$-	$-	$12,272

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

10.	Commitments and Contingencies

As of September 30, 2007, we had pledged letters of credit totaling $3.8 million as additional security for certain financings and other activities.

We have committed to fund approximately $2.1 million, based on current plans and estimates, in order to complete pending development and redevelopment projects.  These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities.

Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $45,000.

We are subject to litigation in the normal course of business.  However, none of the litigation outstanding as of September 30, 2007, in our opinion, will have a material adverse effect on our financial condition or results of operations.

11.	Subsequent Events

None.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

Unless the context otherwise requires, all references to “we”, “our”, “us”, and “Equity One” in this report refer collectively to Equity One, Inc. and its subsidiaries, including joint ventures.

Critical Accounting Policies

Our 2006 Annual Report on Form 10-K contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, accounting for securities, impairment testing of goodwill, and joint venture accounting.  For the nine month period ended September 30, 2007, there were no material changes to these policies.

Executive Overview

We are a real estate investment trust (“REIT”) that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers.  As of September 30, 2007, our property portfolio comprised 180 properties, including 164 shopping centers consisting of approximately 18.1 million square feet of gross leasable area (“GLA”), seven development/redevelopment properties, five non-retail properties and four parcels of land.  As of September 30, 2007, our core portfolio was 93.5% leased and included national, regional and local tenants.

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

The execution of our business strategy during the third quarter of 2007 resulted in:

•	the disposition of one outparcel for a total sales price of $575,000 resulting in a gain of $408,000; and

•	the acquisition of additional shares of DIM Vastgoed N.V. for approximately $938,000.

The execution of our business strategy for the nine months ended September 30, 2007 resulted in:

•	the acquisition of three retail shopping centers with an aggregate purchase price of $121.4 million;

•	the acquisition of two income-producing outparcels with an aggregate purchase price of $3.5 million;

•	the sale of two income-producing properties for an aggregate sales price of $7.5 million resulting in an aggregate gain of $1.7 million;

•	the sale of four outparcels for a total sales price of $3.9 million resulting in an aggregate gain of $2.0 million;

•	the completion of one $11.5 million Publix-anchored shopping center development; and

•	the issuance of $150.0 million of 6.0% unsecured fixed-rate notes maturing in September 2017.

Results of Operations

Our consolidated results of operations are not necessarily comparable from period to period due to the impact of property acquisitions, developments and redevelopments and securities investments.  A large portion of the change in our statement of operations line items is related to these changes in our portfolio.

Beginning with our quarterly report for the quarter ended June 30, 2007 we have classified property accounting and management salary and benefit expense to general and administrative expenses.  Previously, we classified these expenses to property operating expenses.  This change, which includes an adjustment for each quarter in 2007, will have no impact on net income for 2007 or any prior period.  All of our future filings will reflect this change.

The following summarizes line items from our unaudited condensed consolidated statements of operations that we think are important in understanding our operations and/or those items that have significantly changed in the three months ended September 30, 2007 as compared to the same period in 2006:

	Three Months Ended September 30,
	2007	2006	% Change
	(In thousands)

Total rental revenue	$61,616	$55,705	10.6%
Property operating expenses	16,339	15,013	8.8%
Management and leasing services expense	24	610	-96.1%
Rental property depreciation and amortization	11,524	10,269	12.2%
General and administrative expenses	5,396	7,291	-26.0%
Investment income	189	830	-77.2%
Interest expense	16,951	13,110	29.3%
Impairment loss	2,930	-	N/A
Income from discontinued operations	2,044	3,392	-39.7%
Net income	10,665	14,120	-24.5%

Comparison of the three months ended September 30, 2007 to 2006

Total rental revenue increased by $5.9 million, or 10.6%, to $61.6 million in 2007.  The increase is primarily attributable to the following:

•	an increase of $5.7 million associated with properties acquired in 2007 and 2006;

•	an increase of $811,000 in same-property revenue due primarily to higher rental rates, tenant expense recovery and percentage rent income;

•
an increase of $558,000 related to the completion of various development/redevelopment projects, partly offset by a decrease of $64,000 for development/redevelopment projects currently under construction; and

•
a decrease of approximately $1.1 million associated with property management, leasing and accounting services revenue for a portfolio of Texas properties which services were terminated in the second quarter of 2007.

Property operating expenses increased by $1.3 million, or 8.8%, to $16.3 million in 2007.  The increase is mostly comprised of the following:

•	an increase of approximately $1.7 million related to properties acquired in 2007 and 2006;

•	a decrease of approximately $135,000 in office-related expense primarily related to closing the operation of various property management satellite locations; and

•
a decrease of approximately $265,000 in property operating and maintenance costs partly due to lower common area maintenance expense, property management/maintenance salary, lease termination expense and bad debt provision partially offset by higher insurance and real estate tax expense.

Management and leasing services expense decreased by $586,000 as a result of no longer providing property management and leasing services for the Texas properties.

Rental property depreciation and amortization increased by $1.2 million, or 12.2%, to $11.5 million for 2007 from $10.3 million in 2006.  The increase in 2007 is due primarily to the acquisition of properties in 2007 and 2006.

General and administrative expenses decreased by $1.9 million, or 26.0%, to $5.4 million for 2007 compared to $7.3 million in 2006. The decrease is principally attributable to:

•	a decrease of approximately $1.1 million of pre-development costs related to non-viable projects;

•	a decrease of approximately $140,000 in payroll and payroll-related expense;

•	a decrease of approximately $210,000 related to income taxes;

•	a decrease of approximately $168,000 related to office expense;

•	a decrease of approximately $200,000 of travel and entertainment expenses; and

•	a decrease of approximately $80,000 of professional fees primarily related to tax consulting services.

Investment income decreased by $641,000 in 2007, primarily due to a decrease of $600,000 in interest income related to lower cash balances.

Interest expense increased by $3.8 million, or 29.3%, to $16.9 million for 2007 as compared to $13.1 million for 2006.  The increase is primarily attributable to the following:

•	an increase of approximately $2.7 million of interest incurred related to higher total unsecured senior debt outstanding associated with increased acquisition activity;

•	an increase of approximately $190,000 related to the decrease in the amortization of fair value debt premium related to one unsecured senior note that was paid off August 2006;

•	an increase of approximately $770,000 in mortgage interest offset by $140,000 fair market value interest adjustment primarily related to 2006 and 2007 acquisitions;

•	an increase of approximately $885,000 of interest expense related to lower capitalized interest for development / redevelopment projects;

•	a decrease of approximately $400,000 attributable to reduced usage of our lines of credit; and

•	a decrease of approximately $180,000 primarily related to the payoff of certain mortgage notes in 2006.

In the third quarter of 2007, we recognized an impairment loss of $2.9 million related to market condition changes for certain properties.  The carrying amounts of the assets were deemed unrecoverable and were written down to an estimated fair market value.

In the third quarter of 2007, we generated a net gain of $253,000 related to the settlement of various obligations under our Texas joint venture and generated $1.8 million in net operating income related to discontinued operations. During the same quarter of 2006, we sold one income producing property which resulted in a net gain of approximately $2.1 million and generated $1.3 million in net operating income related to discontinued operations.

As a result of the foregoing, net income decreased by $3.4 million, or 24.5%, from $14.1 million in 2006 to $10.7 million in 2007.

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in the nine months ended September 30, 2007 as compared to the same period in 2006:

	Nine Months Ended September 30,
	2007	2006	% Change
	(In thousands)

Total rental revenue	$186,844	$164,940	13.3%
Property operating expenses	47,811	44,820	6.7%
Management and leasing services expense	950	1,173	-19.0%
Rental property depreciation and amortization	34,284	30,306	13.1%
General and administrative expenses	20,016	17,906	11.8%
Investment income	6,947	6,595	5.3%
Equity in income from unconsolidated joint ventures	-	1,650	N/A
Interest expense	49,699	39,789	24.9%
Gain on sale of real estate	1,993	6,037	-67.0%
Impairment loss	2,930	-	N/A
Income from discontinued operations	4,794	103,325	-95.4%
Net income	43,552	147,832	-70.5%

Comparison of the nine months ended September 30, 2007 to 2006

Total rental revenue increased by $21.9 million, or 13.3%, to $186.8 million in 2007.  The increase is primarily attributable to the following:

•	an increase of approximately $16.8 million associated with properties acquired in 2007 and 2006;

•	an increase of approximately $3.3 million in same-property revenue due primarily to higher rental rates, tenant expense recovery income and percentage rent income;

•
an increase of approximately $1.9 million related to the completion of various development/redevelopment projects, partly offset by a decrease of $550,000 for development/redevelopment projects currently under construction; and

•
a decrease of approximately $440,000 associated with property management, leasing and accounting services revenue for a portfolio of Texas properties, which services were terminated in the second quarter of 2007.

Property operating expenses increased by $3.0 million, or 6.7%, to $47.8 million in 2007.  The increase primarily consists of the following:

•	an increase of approximately $4.6 million related to properties acquired in 2007 and 2006;

•
a decrease of approximately $1.3 million in property operating and maintenance costs partly due to lower common area maintenance expense, property management/maintenance salary, lease termination expense and bad debt provision partially offset by higher insurance and real estate tax expense; and

•	a decrease of approximately $400,000 in office-related expense primarily related to closing the operation of various property management satellite locations.

Management and leasing services expense decreased by $233,000 as a result of no longer providing property management and leasing services for the Texas properties.

Rental property depreciation and amortization increased by $4.0 million, or 13.1%, to $34.3 million for 2007 from $30.3 million in 2006.  The increase in 2007 is largely a result of the following activity:

•	$3.7 million related to the operations of properties acquired in 2007 and 2006; and

•
the completion of various development/redevelopment projects increased depreciation and amortization by approximately $400,000, partially offset by a decrease of approximately $100,000 of depreciation expense related to projects currently in various stages of construction.

General and administrative expenses increased $2.1 million, or 11.8%, to $20.0 million for 2007 compared to $17.9 million in 2006. The increase resulted primarily from:

•
an increase of approximately $2.7 million in payroll expense primarily related to $1.5 million of severance-related expenses paid to former employees in first quarter 2007 and higher payroll and payroll-related expense;

•	an increase of approximately $450,000 of abandoned pre-development capitalized costs;

•	an increase of approximately $170,000 of professional fees primarily consisting of $150,000 additional audit fee expenses associated with the 2006 audit;

•	a decrease of approximately $520,000 related to income taxes;

•	a decrease of approximately $365,000 of travel and entertainment expenses;

•	a decrease of approximately $180,000 related to general office expense; and

•	a decrease of approximately $150,000 in director fee expense.

Investment income increased by $352,000 in 2007, primarily due to an increase of $1.4 million of dividend income related to our ownership of 3.8 million ordinary shares of DIM Vastgoed N.V. and an increase of $650,000 related to higher gains on sales of securities, partly offset by a $1.7 million decrease in interest income related to lower cash balances.

In 2007, there were no transactions related to equity in income from unconsolidated joint ventures as compared to $1.7 million in 2006, which was the result of the sale of a land parcel held in the Parcel F LLC joint venture where we had a 50% interest.

Interest expense increased by $9.9 million, or 24.9%, to $49.7 million for 2007 as compared to $39.8 million for 2006.  The increase is primarily attributable to the following:

•	an increase of approximately $7.6 million related to higher total unsecured senior debt outstanding;

•	an increase of approximately $1.5 million related to the decrease in the amortization of fair value debt premium related to two unsecured senior notes that were paid off in April and August 2006;

•	an increase of approximately $1.8 million of interest expense related to lower capitalized interest for development / redevelopment projects; and

•	a decrease of approximately $1.0 million attributable to the repayment of certain mortgage notes.

Gain on sale of real estate in 2007 includes the sale of four outparcels for proceeds of $3.9 million, generating almost $2.0 million in net realized gains, compared to gains in the same period of 2006 of approximately $6.0 million.  The 2006 gain was primarily related to $5.1 million for the sale of the six land outparcels in connection with the Texas JV transaction and approximately $900,000 for the sale of three additional outparcels.

In the third quarter of 2007, we recognized an impairment loss of $2.9 million related to market condition changes for certain properties.  The carrying amounts of the assets were deemed unrecoverable and were written down to an estimated fair market value.

We sold two income-producing properties in the nine month period ended September 30, 2007 and had nine income producing properties held for sale.  The associated operating income of $2.0 million for these properties is reflected as operations of income-producing properties sold or held for sale. The 2006 discontinued operations reflect a reclassification of operations for properties sold during 2007 and 2006 and properties held for sale at September 30, 2007. We recognized a gain of $2.8 million in the nine month period ended September 30, 2007 related to the disposal of  operating properties and recognized a gain of $87.1 million in the same period 2006 related to the sale of the Texas property portfolio and the sale of three income-producing properties for approximately $8.2 million.  Also, in the nine month period ended September 30, 2007 we recognized a net gain on disposal of income-producing properties of $253,000 related to the settlement of various obligations under the Texas joint venture.

As a result of the foregoing, net income decreased by $104.2 million, or 70.5%, from $147.8 million in 2006 to $43.6 million in 2007.

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

The following table illustrates the calculation of FFO for the three and nine months periods ended September 30, 2007 and 2006:

	Three Month Ended September 30,		Nine Month Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net income	$10,665	$14,120	$43,552	$147,832
Adjustments:
Rental property depreciation and amortization, including discontinue operations	11,807	10,629	35,190	34,161
Gain on disposal of depreciable real estate	(253)	-	(1,973)	(93,196)
Loss on disposal of fixed assets	-	-	283	-
Pro rata share of real estate depreciation from unconsolidated joint venture	-	736	-	1,244
Minority interest	28	28	84	178
Funds from operations	$22,247	$25,513	$77,136	$90,219

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Month Ended September 30,		Nine Month Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Earnings per diluted share (1)	$0.14	$0.19	$0.59	$1.97
Adjustments:
Rental property depreciation and amortization,including discontinue operations	0.16	0.15	0.48	0.45
Gain on disposal of depreciable real estate	(0.00)	-	(0.03)	(1.24)
Loss on disposal of fixed assets	-	-	0.00	-
Pro rata share of real estate depreciation from unconsolidated joint venture	-	0.01	-	0.02
Minority interest	0.00	0.00	0.00	0.00
Funds from operations per diluted share	$0.30	$0.35	$1.04	$1.20

(1) Earnings per diluted share reflect the add-back of the minority interest(s) which are convertible to shares of our common stock.

Liquidity and Capital Resources

As of September 30, 2007, we had no cash held in escrow or available cash and cash equivalents on hand.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will maintain substantial cash balances that could be used to meet any immediate liquidity needs.  However, at September 30, 2007, we had approximately $262.2 million available to borrow under our unsecured revolving credit facilities, subject to the covenants of those facilities.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Nine Months Ended September 30,
	2007	2006	Increase (Decrease)
	(In thousands)

Net cash provided by operating activities	$100,007	$90,681	$9,326
Net cash (used in) provided by investing activities	$(106,777)	$136,389	$(243,166)
Net cash provided by (used in) financing activities	$6,770	$(214,900)	$221,670

Our principal source of operating cash flow is cash generated from our rental properties.  Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, debt service and quarterly dividends.  The proceeds from the sale of assets classified as discontinued operations and other asset dispositions are utilized to acquire and develop assets.  The increase of $9.3 million in our operating cash flow was primarily related to our acquisitions, development completions, contractual rent escalations, new and renewal leasing at higher rents, expansions of existing centers and expense controls.

Changes in cash flow from investing activities in 2007, as compared to 2006, are primarily the result of lower proceeds received from the disposition of real estate.  In the nine months ended September 30, 2006, we sold a portfolio of properties into a joint venture and received $381.0 million in net proceeds.  Disposition proceeds in the nine months ended September 30, 2007 totaled $10.5 million.  A reduction in investment in rental property, land, construction, and securities in the nine months of 2007 partially offset the reduction in proceeds from dispositions.

Changes in cash flow from financing activities in 2007, as compared to 2006, primarily relates to an increase in the retention of cash flow.  In the nine months ended September 30, 2006, we paid higher dividends due to the one-time special cash dividend of approximately $73.0 million related to gains realized on the Texas JV transaction, we repurchased $64.7 million of common stock compared to no repurchases in 2007, and we repaid $86.6 million of certain mortgage notes as compared to $13.9 million of repayments of certain mortgage notes in 2007.  In addition, in the nine months ended September 30, 2006, we issued $250.0 million and repaid $125.0 million of senior unsecured notes, compared to the same period in 2007 when we issued $150.0 million in unsecured senior notes.

The following table sets forth certain information regarding future contractual obligations, excluding interest, as of September 30, 2007:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgage notes payable:
Scheduled amortization	$101,440	$2,728	$22,007	$26,552	$50,153
Balloon payments	304,045	-	43,247	208,883	51,915
Total mortgage obligations	$405,485	$2,728	$65,254	$235,435	$102,068

Unsecured revolving credit facilities	14,000	-	14,000	-	-
Unsecured senior notes (1)	745,000	-	200,000	25,000	520,000
Capital leases	-	-	-	-	-
Operating leases	438	42	296	31	69
Construction commitments	2,130	1,788	342	-	-
Total contractual obligations	$1,167,053	$4,558	$279,892	$260,466	$622,137

(1)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the 6 month LIBOR in arrears, plus 0.4375%.  The contractual obligations for the unsecured senior notes do not reflect this interest rate swap.

(2)	Amount represents balance of obligation for the remainder of the 2007 year.

Our debt level could subject us to various risks, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, and the risk that the resulting reduction in financial flexibility could inhibit our ability to develop or improve our rental properties, withstand downturns in our rental income, or take advantage of business opportunities.  In addition, because we currently anticipate that only a portion of the principal of our indebtedness will be repaid prior to maturity, it is expected that it will be necessary to refinance the majority of our debt.  Accordingly, there is a risk that such indebtedness will not be able to be refinanced or that the terms of any refinancing will not be as favorable as the terms of our current indebtedness.

Off-Balance Sheet Arrangements

Letters of Credit:  As of September 30, 2007, we have pledged letters of credit for $3.8 million as additional security for certain property matters.  Substantially all of our letters of credit are secured by our revolving credit facilities.

Construction Commitments:  As of September 30, 2007, we have entered into construction commitments and have outstanding as of September 30, 2007 obligations to fund $2.1 million, based on current plans and estimates, in order to complete current development and redevelopment projects.  These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities.

Operating Lease Obligations:  Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $45,000.

Non-Recourse Debt Guarantees:  Under the terms of certain non-recourse mortgage loans, we could, under specific circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations.  In management’s judgment, it would be unlikely for us to incur any material liability under these guarantees that will have a material adverse effect on our financial condition, results of operations, or cash flow.

Equity

On August 31, 2007, our Board of Directors approved a quarterly dividend of approximately $22.2 million, or $0.30 per share, which was paid on September 28, 2007 to stockholders of record on September 14, 2007.

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

Inflation

Many of our leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rents based on tenant gross sales above predetermined levels, which rents generally increase as prices rise, or escalation clauses which feature fixed rent escalation amounts or are related to increases in the Consumer Price Index or similar inflation indices. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Our financial results are affected by general economic conditions in the markets in which our properties are located. An economic recession or other adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants. Our properties are typically anchored by supermarkets, drug stores and other consumer necessity and service retailers which typically offer day-to-day necessities rather than luxury items. These types of tenants, in our experience, generally maintain consistent sales performance during periods of adverse economic conditions.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction.  We intend to utilize variable rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and other operating needs.  With respect to our fixed rate mortgage notes and senior unsecured notes, changes in interest rates generally do not affect our interest expense as these notes are at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur as this may increase our cost of refinancing maturity fixed-rate debt. In addition, we may incur prepayment penalties or defeasance costs when prepaying or defeasing fixed-rate debt. (We anticipate incurring approximately $2.1 million of such costs in the fourth quarter of 2007.)

As of September 30, 2007, we had approximately $114.0 million of outstanding floating rate debt, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements.  We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2007, in relation to our $1.2 billion of outstanding debt, $2.2 billion of total assets and $2.0 billion total equity market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.1 million.  If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.1 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $114.0 million (including the $100.0 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of September 30, 2007.

The fair value of our fixed rate debt is $1.040 billion, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable (excluding the unamortized premium and the $100.0 million of fixed-rate debt converted to floating-rate debt through maturity).  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $51.0 million.  If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $54.7 million.  This assumes that our total outstanding fixed-rate debt remains at $1.050 billion, the balance as of September 30, 2007.

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

During 2004, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $2.3 million as of September 30, 2007. This swap converted fixed-rate debt to variable rate based on the six-month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

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

Other Market Risks

As of September 30, 2007, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither our properties nor we are subject to any material litigation. Our properties and we may be subject to routine litigation and administrative proceedings arising in the ordinary course of business which collectively is not expected to have a material adverse affect on the business, financial condition, and results of operations or our cash flows.

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

Date: November 2, 2007	EQUITY ONE, INC.

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