Form 10-K
period 2007-12-31
EQUITY ONE, INC.
filed 2008-02-25
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to                          .

Commission file number 001-13499

EQUITY ONE, INC.
(Exact name of Registrant as specified in its charter)

Maryland	52-1794271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1600 N.E. Miami Gardens Drive North Miami Beach, FL	33179
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (305) 947-1664

 Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	New York Stock Exchange
(Title of each class)	(Name of exchange on which registered)

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

As of June 30, 2007, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $934,359,463 based upon the last reported sale price of $25.55 per share on the New York Stock Exchange on such date.

As of February 18, 2008, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 73,906,174.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K to the extent stated herein are incorporated by reference in Part III hereof.

EQUITY ONE, INC.

PART I

ITEM 1.	BUSINESS

The Company

We are a real estate investment trust, or REIT, that principally owns, manages, acquires and develops neighborhood and community shopping centers. We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995.

As of December 31, 2007, our property portfolio consisted of 169 properties, including 152 shopping centers comprising approximately 17.1 million square feet of gross leasable area (“GLA”), seven development/redevelopment properties, six non-retail properties and four parcels of land.  As of December 31, 2007, our core shopping center portfolio was 93.2% leased and included national, regional and local tenants.

In this annual report, unless stated otherwise or unless the context requires otherwise, references to “we,” “us” or “our” mean Equity One, Inc. and our consolidated subsidiaries.

Strategy and Philosophy

Our principal business objective has been and will continue to be to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets.  Our strategies for reaching this objective include:

·
Operating Strategy: Maximizing the internal growth of revenue from our shopping centers by leasing and re-leasing those properties to a diverse group of creditworthy tenants at higher rental rates and redeveloping those properties to make them more attractive to tenants or to permit additional or better uses;

·	Investment Strategy: Using capital wisely to renovate or redevelop our properties and to acquire and develop additional shopping centers where expected returns meet or exceed our standards; and

·
Capital Strategy:  Financing our capital requirements with internally generated funds, borrowings under our existing credit facilities, proceeds from selling properties that do not meet our investment criteria and access to institutional capital and debt and equity capital markets.

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

In order to effectively achieve our operating strategy, we seek to:

·	actively manage and maintain the high standards and physical appearance of our assets while maintaining competitive tenant occupancy costs;

·	maintain a diverse tenant base in order to limit exposure to any one tenant’s financial condition;

·	develop strong, mutually beneficial relationships with creditworthy tenants, particularly our anchor tenants, by consistently meeting or exceeding their expectations;

·	increase rental rates upon the renewal of expiring leases or as we lease space to new tenants while minimizing vacancy and down-time; and

·
evaluate renovation or redevelopment opportunities that will make our properties more attractive for leasing or re-leasing to tenants, take advantage of under-utilized land or existing square footage; or re-configure properties for better uses.

Investment Strategy. Our investment strategy is to deploy capital in projects that are expected to generate returns that exceed our cost of capital.  Our investments primarily fall into one of the following three categories:

·	re-developing, renovating, expanding, reconfiguring and/or re-tenanting our existing properties;

·	selectively acquiring shopping centers that will benefit from our active management and leasing strategies; and

·	selectively developing new shopping centers to meet the needs of expanding retailers.

In the past, we have also made investments in the securities of other companies, whose assets or markets are consistent with our investment strategy.  These investment decisions are made in the same manner as other investments by us and are subject to the gross income and asset tests necessary to maintain our REIT qualification.

In evaluating potential redevelopment, acquisition and development opportunities, we also consider such factors as:

·	the expected returns in relation to our cost of capital, as well as the anticipated risks we will face in achieving the expected returns;

·	the current and projected cash flow of the property and the potential to increase that cash flow;

·	the tenant mix at the property, tenant sales performance and the creditworthiness of those tenants;

·	economic, demographic, regulatory and zoning conditions in the property’s local and regional market;

·
competitive conditions in the vicinity of the property, including competition for tenants and the potential that others may create competing properties through redevelopment, new construction or renovation;

·	the level and success of our existing investments in the relevant market;

·	the current market value of the land, buildings and other improvements and the potential for increasing those market values;

·	the physical configuration of the property, its visibility, ease of entry and exit, and availability of parking; and

·	the physical condition of the land, buildings and other improvements, including the structural and environmental conditions.

Capital Strategy.  We intend to grow and expand our business by using cash flows from operations, by borrowing under our existing credit facilities, reinvesting proceeds from selling properties that do not meet our investment criteria or, if appropriate market conditions exist, by accessing capital from institutional partners or the capital markets to issue equity, debt or a combination thereof.  Our capital strategy is to maintain a strong balance sheet and sufficient flexibility to fund our operating and investment activities in a cost-efficient way. Our strategy includes:

·	maintaining a prudent level of overall leverage and an appropriate pool of unencumbered properties that is sufficient to support our unsecured borrowings;

·	managing our exposure to variable-rate debt;

·	taking advantage of market opportunities to refinance existing debt, reduce interest costs and manage our debt maturity schedule; and

·	using joint venture arrangements to access less expensive capital, mitigate capital risk, or to capitalize on the expertise of local real estate partners.

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

Change in Policies

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

Governmental Regulations Affecting Our Properties

We and our properties are subject to a variety of federal, state and local environmental, health, safety and similar laws, including:

·	the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, which we refer to as CERCLA;

·	the Resource Conservation & Recovery Act;

·	the Federal Clean Water Act;

·	the Federal Clean Air Act;

·	the Toxic Substances Control Act;

·	the Occupational Safety & Health Act; and

·	the Americans with Disabilities Act.

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

Employees

Our headquarters are located at 1600 N.E. Miami Gardens Drive, North Miami Beach, Florida 33179.  At December 31, 2007, we had 155 full-time employees and we believe that our relationships with our employees are good.

Available Information

The internet address of our website is www.equityone.net.  In the Investor Relations section of our website you can obtain, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our Supplemental Information Packages, our current reports on Form 8-K, and any amendments to those or other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such reports or amendments with the SEC.  Also available in the corporate governance section of our website, free of charge, are copies of our Corporate Governance Guidelines, Code of Conduct and Ethics and the charters for our audit committee, compensation committee and nominating and corporate governance committee. We intend to provide any amendments or waivers to our Code of Conduct and Ethics that apply to any of our executive officers or our senior financial officers on our website within four business days following the date of the amendment or waiver.  The reference to our website address does not constitute incorporation by reference of the information contained on our website and should not be considered a part of this report.

You may also obtain printed copies of any of the foregoing materials from us, free of charge, by contacting our Investor Relations Department at:

Equity One, Inc.
1600 N.E. Miami Gardens Drive
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

We own shopping centers which are supported by “anchor” tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers.  For instance, Publix Supermarkets is our largest tenant and accounted for approximately 2.4 million square feet, or approximately 14.1% of our GLA, at December 31, 2007, and accounts for approximately $19.1 million of minimum rent, or 10.4% of our annualized minimum rent.

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

We may experience difficulties and additional costs associated with renting vacant space and space to be vacated in future years.

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

As of December 31, 2007, we had debt and other liabilities outstanding in the aggregate amount of approximately $1.3 billion.  Many of our loan facilities require scheduled principal and balloon payments.  In addition, our organizational documents do not limit the level or amount of debt that we may incur, nor do we have a policy limiting our debt to any particular level. The amount of our debt outstanding from time to time could have important consequences to our stockholders. For example, it could:

·
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, property acquisitions, redevelopments and other appropriate business opportunities that may arise in the future;

·	limit our ability to make distributions on our outstanding shares of our common stock, including the payment of dividends required to maintain our status as a REIT;

·	make it difficult to satisfy our debt service requirements;

·
limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms;

·
limit our ability to obtain any additional debt or equity financing we may need in the future for working capital, debt refinancing, capital expenditures, acquisitions, redevelopment or other general corporate purposes or to obtain such financing on favorable terms; and

·	require us to dedicate increased amounts of our cash flow from operations to payments on our variable rate, unhedged debt if interest rates rise.

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

Of our approximately $1.3 billion of debt outstanding as of December 31, 2007, approximately $137.0 million bears interest at variable interest rates, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements.  We also may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase our interest expense on our variable rate debt and reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stockholders. Although we may in the future enter into hedging arrangements or other transactions as to a portion of our variable rate debt to limit our exposure to rising interest rates, the amounts we are required to pay under the variable rate debt to which the hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements.

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

Approximately 53.6% of our retail property gross leasable area is located in Florida.  As a result, economic, real estate and other, general conditions in Florida will significantly affect our revenues and the value of our properties.  Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in Florida.  Any resulting oversupply or reduced demand for retail properties in Florida would adversely affect our operating performance and limit our ability to make distributions to stockholders.

In addition, a significant portion of our retail property gross leasable area is located in coastal areas that are susceptible to the harmful effects of tropical storms, hurricanes and other similar natural disasters.  Most importantly, as of December 31, 2007, over 59.1% of the total insured value of our portfolio is located in the State of Florida, with approximately 33.7% located in Miami-Dade, Broward and Palm Beach counties. In 2005, our properties experienced damage from a total of seven named hurricanes or tropical storms with not all of the storm damages fully insured.  While some of these uninsured expenses are recoverable from our tenants, not all of the leases have provisions permitting reimbursement, and, therefore, we must pay the remaining amounts.  Moreover, with the increased hurricane activity, the cost of property insurance has risen dramatically. While much of the cost of this insurance is passed on to our tenants as reimbursable property costs, some tenants, particularly national tenants, do not pay a pro rata share of these costs under their leases.  Hurricanes and similar storms also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent.  Therefore, as a result of the geographic concentration of our properties, we face demonstrable risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants. Lastly, the recent downturn in the real estate and credit markets may adversely affect our liquidity.

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

The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry. For instance, following the hurricane activity of 2005, property insurance costs in the State of Florida increased.  In the event of future industry losses, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices.  In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses from named wind storms or due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We, therefore, may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available.

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

Real estate investments generally cannot be sold quickly. Also, there are limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets.  We may not be able to alter our portfolio promptly in response to changes in economic or other conditions.  Our inability to respond quickly to changes in the performance of our investments could adversely affect our ability to meet our obligations and make distributions to our stockholders.

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

An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers.  At December 31, 2007, we had invested an aggregate of approximately $81.4 million in these development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $46.3 million to complete, based on our current plans and estimates.  These developments and redevelopments may not be as successful as currently expected. Expansion, renovation and development projects entail the following considerable risks:

·	significant time lag between commencement and completion subjects us to greater risks due to fluctuation in the general economy;

·	failure or inability to obtain construction or permanent financing on favorable terms;

·	expenditure of money and time on projects that may never be completed;

·	inability to achieve projected rental rates or anticipated pace of lease-up;

·	higher-than-estimated construction costs, including labor and material costs; and

·
possible delay in completion of the project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, or man-made or natural disasters (such as fires, hurricanes, earthquakes or floods).

While our policies with respect to expansion, renovation and development activities are intended to limit some of the risks otherwise associated with such activities, such as initiating construction only after securing commitments from anchor tenants, we will nevertheless be subject to risks that the construction costs of a property, due to factors such as cost overruns, design changes and timing delays arising from a lack of availability of materials and labor, weather conditions and other factors outside of our control, as well as financing costs, may exceed original estimates, possibly making the associated investment unprofitable.  Significant changes in economic condition could adversely affect prospective tenants and our ability to lease newly developed and redeveloped properties.  Any substantial unanticipated delays or expenses could adversely affect the investment returns from these redevelopment projects and harm our operating results.

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

Our investing strategy and our market selection process may not ultimately be successful and may not provide positive returns on our investment. The acquisition of properties or portfolios of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

·	we may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify;

·	we may not be able to integrate any acquisitions into our existing operations successfully;

·
properties we acquire may fail to achieve within the time frames we project the occupancy or rental rates we project at the time we make the decision to acquire, which may result in the properties’ failure to achieve the returns we projected;

·
our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs, which could significantly increase our total acquisition costs; and

·
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

Our growth strategy is focused on the redevelopment of properties we already own and the acquisition and development of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gains) each year to continue to qualify as a REIT for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. The debt could include mortgage loans from third parties or the sale of debt securities. Equity capital could include shares of our common stock or preferred stock. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the general availability of credit in the capital markets,  the market’s perception of our growth potential, our ability to pay dividends, our financial condition, our credit rating and our current and potential future earnings. Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.

Competition for the acquisition of assets and the leasing of properties may impede our ability to make, or may increase the cost of, these acquisitions and may impair our future income.

Numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition. This competition may:

·	reduce properties available for acquisition;

·	increase the cost of properties available for acquisition;

·	reduce the rate of return on these properties;

·	reduce rents payable to us;

·	interfere with our ability to attract and retain tenants;

·	lead to increased vacancy rates at our properties; and

·	adversely affect our ability to minimize expenses of operation.

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

If we fail to qualify as a REIT:

·	we would not be allowed a deduction for distributions to stockholders in computing taxable income;

·	we would be subject to federal income tax at regular corporate rates;

·	we could be subject to the federal alternative minimum tax;

·	unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified;

·
we could be required to pay significant income taxes, which would substantially reduce the funds available for investment or for distribution to our stockholders for each year in which we failed or were not permitted to qualify; and

·	we would no longer be required by law to make any distributions to our stockholders.

We are subject to other tax liabilities.

Even if we qualify as a REIT, we are subject to some federal, state and local taxes on our income and property that could reduce operating cash flow. For example, we will pay tax on certain types of income that are not distributed, and will be subject to a 100 percent excise tax on transactions with a TRS that are not conducted on an arms-length basis. In addition, our TRSs are subject to foreign, federal, state and local taxes.

Our Chairman of the Board and his affiliates own approximately 48.9% of our common stock and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

Chaim Katzman, the chairman of our board of directors and our largest stockholder, and his affiliates own approximately 48.9% of the outstanding shares of our common stock and, as a result of a stockholders’ agreement with other of our stockholders, have voting power of almost 55.8% of our outstanding shares with respect to the election of directors.  Accordingly, Mr. Katzman is able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies.  In addition, Mr. Katzman is able to exercise significant control over the outcome of any proposed merger or consolidation of our company which, under our charter, the affirmative vote of the holders of a majority of the outstanding shares of our common stock in such instances.  Mr. Katzman’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

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

If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares in one or more public or private sales that could cause our stock price to decline.  Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations.  Some of the occurrences that may constitute such an event of default include:

·	the stockholder’s failure to make a payment of principal or interest when due;

·	the occurrence of another default that would entitle any of the stockholder’s other creditors to accelerate payment of any debts and obligations owed to them by the stockholder;

·	if the bank, in its absolute discretion, deems that a change has occurred in the condition of the stockholder to which the bank has not given its prior written consent; and

·	if, in the opinion of the bank, the value of the pledged shares shall be reduced or is likely to be reduced (for example, the price of our common stock declines).

In addition, because so many shares are pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that would trigger a change of control of our company, even when such a change may not be in the best interests of our stockholders.

To maintain our status as a REIT, we limit the amount of shares any one stockholder can own.

The Internal Revenue Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code). To protect our REIT status, our charter prohibits any one stockholder from owning (actually or constructively) more than 9.9% in value of the outstanding shares of common stock or of any class or series of outstanding preferred stock. The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 9.9% in value of the outstanding common stock and/or a class or series of preferred stock (or the acquisition of an interest in an entity that owns common stock or preferred stock) by an individual or entity could cause that individual or entity (or another) to own constructively more than 9.9% in value of the outstanding stock. If that happened, either the transfer or ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the 9.9% ownership limit. Our board of directors may waive these restrictions on a case-by-case basis, and it has in the past done so, including for the affiliates of Chaim Katzman, our Chairman of the board. The 9.9% ownership restrictions may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the stockholders’ best interest.

We cannot assure you we will continue to pay dividends at historical rates.

Our ability to continue to pay dividends on our common stock at historical rates or to increase our common stock dividend rate and service our debt securities will depend on a number of factors, including, among others, the following:

·	our financial condition and results of future operations;

·	the performance of lease terms by tenants;

·	the terms of our loan covenants; and

·	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

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

Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management.  As a result, these provisions could prevent our stockholders from receiving a premium for their shares of common stock above the prevailing market prices.  These provisions include:

·	the REIT ownership limit described above;

·	the ability to issue preferred stock with the powers, preferences or rights determined by our board of directors;

·	special meetings of our stockholders may be called only by the chairman of the board, the chief executive officer, the president or by the board of directors;

·	advance notice requirements for stockholder proposals;

·	the absence of cumulative voting rights; and

·	provisions relating to the removal of incumbent directors.

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

Foreign stockholders may be subject to FIRPTA on the sale of common shares if we are unable to qualify as a “domestically controlled” REIT

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a "domestically controlled REIT." A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares was held directly or indirectly by a non-U.S. persons. We cannot assure our stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign stockholder on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our portfolio consists primarily of grocer-anchored shopping centers and other necessity-oriented retailers and at December 31, 2007 contained an aggregate of approximately 17.5 million square feet of gross leasable area or GLA.  Other than our leasehold interests in McAlpin Square shopping center located in Savannah, Georgia, Plaza Acadienne shopping center located in Eunice, Louisiana, and El Novillo, located in Miami, Florida, all of our other properties are owned in fee simple.  In addition, some of our properties are subject to mortgages as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mortgage Indebtedness.”

The following table provides a brief description of our properties as of December 31, 2007:

	Year		GLA		Average		Other
	Built /	Year	Sq. Ft.	Percent	base rent	Grocer	Anchors
Property	Renovated	Acquired	at 12/31/07 (1)	Leased	PSF (2)	Anchor	> 10,000 sf

ALABAMA (2)
Madison Centre	1997	2003	64,837	95.7%	$9.38	Publix	Rite Aid

Winchester Plaza	2006	2005	78,544	91.9%	11.76	Publix

TOTAL SHOPPING CENTERS ALABAMA (2)			143,381	93.6%	$10.66

CONNECTICUT (1)
Brookside Plaza	1985 / 2006	2006	210,588	88.9%	$11.34	Shaw's	Bed Bath & Beyond,
							Walgreens, Staples,
							Old Country Buffet

TOTAL SHOPPING CENTERS CONNECTICUT (1)			210,588	88.9%	$11.34

FLORIDA (84)

Orlando / Central Florida (10)
Alafaya Commons	1987	2003	126,333	99.2%	$13.67	Publix

Alafaya Village	1986	2006	39,477	96.2%	19.57	Super Saver
						(Shadow - dark)
Conway Crossing	2002	2003	76,321	94.5%	11.77	Publix

Eastwood, Shoppes of	1997	2002	69,037	100.0%	11.15	Publix

Hunter's Creek	1998	2003	73,204	97.8%	13.24		Office Depot,
							Lifestyle Family Fitness

Kirkman Shoppes	1973	2000	88,820	100.0%	18.12		Party America

Lake Mary Centre	1988 / 2001	1995	339,084	97.4%	13.00	Albertsons	Kmart,
							Lifestyle Fitness Center,
							Office Depot

Park Promenade	1987 / 2000	1999	128,848	89.7%	8.02		Beauty Depot,
							Orange County Library

Town & Country	1993	2003	72,043	94.4%	8.43	Albertsons*
						(Ross / DD's Discount)

Unigold Shopping Center	1987	2003	117,527	99.1%	11.11	Winn-Dixie	Lifestyle Family Fitness

Jacksonville / North Florida (7)
Beauclerc Village	1962 / 1988	1998	70,429	84.7%	8.19		Big Lots, Goodwill,
							Bealls Outlet
Forest Village	2000	1999	71,526	85.0%	10.58	Publix

Ft. Caroline	1985 / 1995	1994	74,546	98.7%	7.55	Winn-Dixie	Citi Trends

Medical & Merchants	1993	2004	156,153	96.2%	12.66	Publix	Memorial Hospital

Middle Beach	1994	2003	69,277	98.7%	9.65	Publix

Oak Hill	1985 / 1997	1995	78,492	96.5%	7.45	Publix	Beall's

South Beach	1990 / 1991	2003	289,964	96.8%	12.06		Beall's, Bed Bath & Beyond
							Home Depot, Stein Mart
Miami-Dade / Broward / Palm Beach (39)

	Year		GLA		Average		Other
	Built /	Year	Sq. Ft.	Percent	base rent	Grocer	Anchors
Property	Renovated	Acquired	at 12/31/07 (1)	Leased	PSF (2)	Anchor	> 10,000 sf
Bird Ludlum	1988 / 1998	1994	192,282	96.3%	$15.47	Winn-Dixie	CVS Pharmacy
							Bird Executive, Goodwill

Boca Village	1978	2000	93,428	92.9%	15.73	Publix	CVS Pharmacy

Boynton Plaza	1978 / 1999	2000	99,324	99.0%	14.13	Publix	CVS Pharmacy

Bluffs Square	1986	2000	132,395	85.8%	13.49	Publix	Walgreens

Chapel Trail	2007	2006	56,378	97.2%	22.05		LA Fitness

Concord Shopping Plaza	1962 / 1992 / 1993	2006	298,986	99.3%	9.83	Winn Dixie	Home Depot, Big Lots

Coral Reef Shopping Center	1968 / 1990	2006	74,680	84.8%	20.26		Office Depot

Countryside Shops	1986 / 1988 / 1991	2003	179,561	97.9%	13.45	Publix	CVS Pharmacy, Stein Mart

Crossroads Square	1973	2000	84,387	71.1%	17.67		CVS Pharmacy

CVS Plaza	2004	1999	29,204	100.0%	17.05		CVS Pharmacy

El Novillo	1970 / 2000	1998	10,000	100.0%	21.00		Jumbo Buffet

Greenwood	1982 / 1994	2003	132,325	98.3%	12.86	Publix	Beall's Outlet

Jonathan's Landing	1997	2000	26,820	79.5%	20.77	Albertsons
						(shadow)

Lago Mar	1995	2003	82,613	95.4%	13.95	Publix

Lantana Village	1976 / 1999	1998	181,780	98.1%	7.41	Winn-Dixie	Kmart,
							Rite Aid* (Family Dollar)
Meadows	1997	2002	75,524	100.0%	13.45	Publix

Oakbrook Square	1974 / 2000 / 2003	2000	212,074	91.5%	14.74	Publix	Stein Mart, TJ Maxx,
							Home Goods, CVS Pharmacy,
							Basset Furniture, Duffy's
Oaktree Plaza	1985	2006	23,745	74.8%	15.20

Pine Island	1983 / 1999	1999	254,907	98.9%	11.45	Publix	Home Depot Expo, Staples

Pine Ridge Square	1986 / 1998 / 1999	2003	117,399	94.4%	14.63	Fresh Market	Bed Bath & Beyond,
							Nordic Interiors

Plaza Alegre	2003	2002	91,611	100.0%	15.43	Publix	Goodwill

Point Royale	1970 / 2000	1995	216,760	95.8%	6.63	Winn-Dixie	Best Buy

Prosperity Centre	1993	2000	122,014	96.6%	17.38		Office Depot, CVS Pharmacy,
							Bed Bath & Beyond,
							Carmine's, TJ Maxx
Ridge Plaza	1984 / 1999	2000	155,204	92.2%	10.74
							AMC Theater, Kabooms,
							Wachovia* (United Collection),
							Round Up
Riverside Square	1987	2003	104,241	96.5%	13.82	Publix

Sawgrass Promenade	1982 / 1998	2000	107,092	95.0%	11.52	Publix	Walgreens

Sheridan**	1973 / 1991	2003	504,495	97.3%	13.71	Publix	Kohl's, Ross,
							Bed Bath & Beyond, Office Depot,
							CVS Pharmacy, Sheridan Plaza,
							LA Fitness, USA Baby, Child Space
Shoppes of Andros Isles	2000	2006	79,420	96.5%	13.12	Publix

	Year		GLA		Average		Other
	Built /	Year	Sq. Ft.	Percent	base rent	Grocer	Anchors
Property	Renovated	Acquired	at 12/31/07 (1)	Leased	PSF (2)	Anchor	> 10,000 sf
Shoppes of Ibis	1999	2002	79,420	100.0%	$13.45	Publix

Shoppes at Quail Roost	2005	2006	73,550	98.2%	15.58	Publix

Shoppes of Silverlakes	1995 / 1997	2003	126,788	95.3%	16.83	Publix

Shops at Skylake	1999 / 2005 / 2006	1997	284,943	99.2%	15.83	Publix	CVS Pharmacy, LA Fitness,
							Goodwill
Shoppes of Sunset	1979	2007	21,704	97.2%	16.42

Shoppes of Sunset II	1980	2007	27,767	72.6%	18.77

Tamarac Town Square	1987	2003	127,635	88.4%	11.59	Publix	Dollar Tree

Waterstone	2005	1992	82,531	100.0%	15.20	Publix	Walgreens

West Lakes Plaza	1984 / 2000	1996	100,747	100.0%	12.16	Winn-Dixie	Navarro Pharmacy

Westport Plaza	2002	2004	49,980	99.1%	17.85	Publix

Young Circle	1962 / 1997	2005	65,834	96.7%	15.87	Publix	Walgreens

Florida Treasure / Northeast Coast (8)
Cashmere Corners	2001	2000	92,734	96.0%	9.31	Albertsons

New Smyrna Beach	1987	2003	118,451	100.0%	11.29	Publix	Walgreens* (Bealls Outlet),
							Bealls Home Outlet

Old King Commons	1988	2003	84,759	100.0%	8.94		Wal-Mart, Staples,
							Bealls Outlet

Ryanwood	1987	2000	114,925	97.4%	10.76	Publix	Bealls Outlet,
							Books-A-Million

Salerno Village	1987	2002	82,477	99.1%	10.79	Winn-Dixie	CVS Pharmacy

Shops at St. Lucie	2006	2000	19,361	74.2%	19.70

South Point Center	2003	2006	64,790	94.1%	15.70	Publix

Treasure Coast	1983	2003	133,781	97.5%	9.71	Publix	TJ Maxx

Tampa / St. Petersburg / Venice / Cape Coral / Naples (20)
Bay Pointe Plaza	1984 / 2002	2003	103,986	95.6%	10.27	Publix	Bealls Outlet

Carrollwood	1970 / 2002	2003	94,203	94.4%	13.02	Publix	Golf Locker

Charlotte Square	1980	2003	96,188	95.4%	8.40		American Signature Furniture,
							Seafood Buffet
Chelsea Place	1992	2003	81,144	100.0%	11.76	Publix

Dolphin Village	1967 / 1990	2006	138,129	88.2%	11.30	Publix	Dollar Tree, CVS Pharmacy

Lake St. Charles	1999	2001	57,015	100.0%	10.14	Sweet Bay

Lutz Lake	2002	2003	64,985	93.8%	13.68	Publix

Marco Town Center	2001	2000	109,830	94.9%	17.28	Publix

Mariners Crossing	1989 / 1999	2000	91,608	100.0%	9.75	Kash n' Karry

Midpoint Center	2002	2006	75,386	100.0%	11.54	Publix

Pavilion	1982	2004	167,745	92.0%	14.37	Publix	Pavilion 6 Theatre

Regency Crossing	1986 / 2001	2003	85,864	81.2%	10.28	Publix

Ross Plaza	1984 / 1996	2000	89,859	77.4%	11.46		Ross Dress for Less

Seven Hills	1991	2003	72,590	92.1%	10.72	Publix

Shoppes of North Port	1991	2000	84,705	100.0%	10.56	Publix	Bealls Outlet

Summerlin Square	1986 / 1998	1998	109,156	80.3%	10.68	Winn-Dixie	Lee County Sheriff's Office

Sunpoint Shopping Center	1984	2006	132,374	66.1%	9.53		Bealls Outlet, Goodwill,
							Ozzie's Buffet

	Year		GLA		Average		Other
	Built /	Year	Sq. Ft.	Percent	base rent	Grocer	Anchors
Property	Renovated	Acquired	at 12/31/07 (1)	Leased	PSF (2)	Anchor	> 10,000 sf

Venice Plaza	1971 / 1979 / 1999	2003	132,345	96.7%	$5.97	Sweet Bay	TJ Maxx, Blockbuster

Venice Shopping Center	1968 / 2000	2004	111,934	98.1%	5.69	Publix	Beall's Outlet

Walden Woods	1985 / 1998 / 2003	1999	75,874	89.7%	6.79		Dollar Tree, Aaron Rents,
							Dollar General

TOTAL SHOPPING CENTERS FLORIDA (84)			9,406,827	95.0%	$12.36

GEORGIA (25)

Atlanta (21)
BridgeMill	2000	2003	89,102	96.4%	$15.36	Publix

Buckhead Station	1996		233,930	89.7%	19.70		Bed Bath & Beyond,
							TJ Maxx, Old Navy, Toys R Us,
							DSW, Goldsmith, Ulta
Butler Creek	1990	2003	95,597	93.5%	10.79	Kroger

Chastain Square	1981 / 2001	2003	91,637	94.5%	17.12	Publix

Commerce Crossing	1988	2003	100,668	62.4%	4.76	Ingles	Fred's Store

Douglas Commons	1988	2003	97,027	98.9%	10.41	Kroger

Fairview Oaks	1997	2003	77,052	95.4%	11.32	Kroger

Grassland Crossing	1996	2003	90,906	98.6%	11.82	Kroger

Hairston Center	2000	2005	13,000	46.2%	14.91

Hamilton Ridge	2002	2003	89,496	85.3%	12.44	Kroger

Mableton Crossing	1997	2003	86,819	98.1%	10.55	Kroger

Macland Pointe	1992-93	2003	79,699	98.5%	9.99	Publix

Market Place	1976	2003	77,706	82.3%	11.70		Peachtree Cinema

Paulding Commons	1991	2003	192,391	97.1%	7.53	Kroger	Kmart

Piedmont Peachtree Crossing	1978 / 1998	2006	152,239	100.0%	16.41	Kroger	Cost Plus Store,
							Binders Art Supplies

Powers Ferry Plaza	1979 / 1987 / 1998	2003	86,473	91.2%	9.63		Micro Center

Presidential Markets	1993 / 2000	2003	396,408	96.3%	11.09	Publix	Marshall's, TJ Maxx,
							Bed Bath & Beyond,
							Carmike Cinemas,
							Ross Dress for Less,
							Office Depot, Shoe Carnival,
							Grand Harbor Import Co.,
							Borders
Shops of Huntcrest	2003	2003	97,040	96.9%	13.97	Publix

Shops of Westridge	2006	2003	66,297	89.4%	13.86	Publix

Wesley Chapel	1989	2003	170,792	32.5%	7.07	Ingles*	CVS Pharmacy

Williamsburg @ Dunwoody	1983	2003	44,928	98.2%	18.69

	Year		GLA		Average		Other
	Built /	Year	Sq. Ft.	Percent	base rent	Grocer	Anchors
Property	Renovated	Acquired	at 12/31/07 (1)	Leased	PSF (2)	Anchor	> 10,000 sf

Central / South Georgia (4)
Daniel Village	1956 / 1997	2003	171,932	95.3%	$8.50	Bi-Lo	St. Joseph Home Health Care

McAlpin Square	1979	2003	176,807	87.1%	8.06	Kroger	Big Lots, U.S. Post Office

Spalding Village	1989	2003	235,318	67.6%	7.85	Kroger	JC Penney*, Blockbuster,
							Fred's Store
Walton Plaza	1990	2003	43,460	100.0%	10.11	Harris Teeter* (Omni Fitness)

TOTAL SHOPPING CENTERS GEORGIA (25)			3,056,724	80.9%	$11.63

LOUSIANA (14)
Ambassador Row	1980 / 1991	2003	193,978	84.1%	$9.79		Conn's Appliances, Big Lots,
							Chuck E Cheese, Goody's

Ambassador Row Courtyard	1986 / 1991 / 2005	2003	146,697	99.1%	9.95		Bed Bath & Beyond, Marshall's
							Hancock Fabrics,
							United Training Academy,
							Tuesday Morning

Bluebonnet Village	1983	2003	101,623	79.7%	10.24	Matherne's

Boulevard	1976 / 1994	2003	68,012	98.4%	8.59		Piccadilly,
							Harbor Freight Tools,
							Golfballs.com
Country Club Plaza	1982 / 1994	2003	64,686	100.0%	6.32	Winn-Dixie

Crossing	1988 / 1993	2003	114,806	93.8%	5.65	Save A Center	A-1 Home Appliance,
							Piccadilly

Elmwood Oaks	1989	2003	133,995	98.1%	9.49		Academy Sports, Dollar Tree
							Home Décor

Grand Marche (ground lease)	1969	2003	200,585	100.0%	NA		Grande Marche

Plaza Acadienne	1980	2003	105,419	49.0%	4.02	Super 1 Store	Fred's Store

Sherwood South	1972 / 1988 / 1992	2003	77,107	86.0%	6.15		Burke's Outlet,
							Harbor Freight Tools,
							Fred's Store

Siegen Village	1988	2003	170,416	99.2%	8.79		Office Depot, Big Lots,
							Dollar Tree, Stage, Party City

Tarpon Heights	1982	2003	56,605	89.8%	5.09		Stage, Dollar General

Village at Northshore	1988	2003	144,638	100.0%	8.68		Marshall's, Dollar Tree,
							Kirschman's*, Bed Bath & Beyond,
							Office Depot

Wal-Mart Mathews	1985	2003	54,223	100.0%	2.90		Wal-Mart*

TOTAL SHOPPING CENTERS LOUISIANA (14)			1,632,790	91.7%	$8.08

MASSACHUSETTS (7)
Cambridge Star Market	1953 / 1997	2004	66,108	100.0%	$26.89	Star Market

Medford Shaw's Supermarket	1995	2004	62,656	100.0%	23.94	Shaw's

Plymouth Shaw's Supermarket	1993	2004	59,726	100.0%	17.77	Shaw's

Quincy Star Market	1965 / 1995	2004	100,741	100.0%	17.36	Star Market

Swampscott Whole Foods	1967 / 2005	2004	35,907	100.0%	21.00	Whole Foods

Webster Plaza	1963 / 1998	2006	201,425	97.0%	7.88	Shaw's	Kmart, Family Dollar, Dollar Tree

West Roxbury Shaw's Plaza	1973 / 1995/ 2006	2004	76,316	100.0%	23.44	Shaw's

TOTAL SHOPPING CENTERS MASSACHUSETTS (7)			602,879	99.0%	$17.04

	Year		GLA		Average		Other
	Built /	Year	Sq. Ft.	Percent	base rent	Grocer	Anchors
Property	Renovated	Acquired	at 12/31/07 (1)	Leased	PSF (2)	Anchor	> 10,000 sf

MISSISSIPPI (1)
Shipyard Plaza	1987	2003	66,857	100.0%	$7.02		Big Lots, Buffalo Wild Wings

TOTAL SHOPPING CENTERS MISSISSIPPI (1)			66,857	100.0%	$7.02

NORTH CAROLINA (8)
Centre Pointe Plaza	1989	2003	163,642	95.8%	$6.33		Belk's, Goody's, Dollar Tree,
							Aaron Rents
Galleria	1986 / 1990	2003	92,114	92.9%	10.25	Harris Teeter*

Parkwest Crossing	1990	2003	85,602	100.0%	10.36	Food Lion

Riverview Shopping Center	1973 / 1995	2003	128,498	93.4%	7.82	Kroger	Upchurch Drugs, Riverview Galleries

Salisbury Marketplace	1987	2003	79,732	91.6%	10.56	Food Lion	Family Dollar

Stanley Market Place	2007	2003	53,228	93.4%	9.82	Food Lion

Thomasville Commons	1991	2003	148,754	95.2%	5.73	Ingles	Kmart

Willowdaile Shopping Center	1986	2003	120,984	93.2%	10.04	Harris Teeter	Hall of Fitness

TOTAL SHOPPING CENTERS NORTH CAROLINA (8)			872,554	94.6%	$8.36

SOUTH CAROLINA (8)
Belfair Towne Village	2000 / 2003 / 2006	2003	166,639	95.3%	$12.93	Kroger	Stein Mart

Lancaster Plaza	1971 / 1990	2003	77,400	32.6%	3.62	Bi-Lo

Lancaster Shopping Center	1963 / 1987	2003	29,047	100.0%	2.09		Sweet Union Furniture

Milestone Plaza	1995	2006	98,777	89.5%	14.97	Bi-Lo

North Village Center	1984	2003	60,356	96.8%	8.87	Bi-Lo	Dollar General, Gold's Gym

Sparkleberry Square	1997 / 2004	2004	339,051	99.5%	11.35	Kroger	Ross Dress for Less, Circuit City,
							Bed Bath & Beyond, Petsmart,
							Pier One, Kohl's

Windy Hill	1968 / 1988 / 2006	2004	68,465	100.0%	6.18		Rose's Store, Family Dollar Store

Woodruff	1995	2003	68,055	98.2%	10.45	Publix

TOTAL SHOPPING CENTERS SOUTH CAROLINA (8)			907,790	91.7%	$10.81

TEXAS (1)
Rosemeade	1986	2001	51,231	79.2%	$7.20		Russian Banya Spa

TOTAL SHOPPING CENTERS TEXAS (1)			51,231	79.2%	$7.20

VIRGINIA (1)
Smyth Valley Crossing	1989	2003	126,841	98.9%	$5.93	Ingles	Wal-Mart

TOTAL SHOPPING CENTERS VIRGINIA (1)			126,841	98.9%	$5.93

TOTAL CORE SHOPPING CENTER PORTFOLIO (152)			17,078,462	93.2%	$11.66

	Year		GLA		Average		Other
	Built /	Year	Sq. Ft.	Percent	base rent	Grocer	Anchors
Property	Renovated	Acquired	at 12/31/07 (1)	Leased	PSF (2)	Anchor	> 10,000 sf

OTHER PROPERTIES (6)
4101 South I-85 Industrial	1956 / 1963	2003	188,513	38.0%

Banco Popular Office Building	1971	2005	32,737	90.1%

Laurel Walk Apartments	1985	2005	106,480	87.3%

Mandarin Mini-Storage	1982	1994	52,300	82.1%

Prosperity Office Building	1972	2006	3,200	0.0%

Providence Square	1973	2003	85,930	32.5%

TOTAL OTHER PROPERTIES (6)			469,160	56.6%

TOTAL EXCLUDING DEV / REDEV & LAND (158)			17,547,622	92.2%

DEVELOPMENTS / REDEVELOPMENTS & LAND (11)
Developments (3)

Redevelopments (4)

Land Held for Development (4)

GRAND TOTAL - 169 Properties

——————————
(1)	Total square footage does not include shadow anchor square footage that is not owned by Equity One.

(2)	Calculated by annualizing the center’s monthly base rent at December 31, 2007, excluding expense reimbursements, percentage rent payments and other charges divided by GLA.

*	Indicates a tenant which continues to pay rent, but has closed its store and ceased operations.

The sub-tenant, if any, is shown in ().

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

Major Tenants

The following table sets forth as of December 31, 2007 the gross leasable area, or GLA of our existing properties leased to tenants in our core shopping center portfolio:

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Leased GLA (sq. ft.)	5,082,066	5,277,245	5,560,389	15,919,700

Percentage of Total Leased GLA	31.9%	33.2%	34.9%	100.0%

The following table sets forth as of December 31, 2007 the annual minimum rent at expiration attributable to tenants in our core shopping center portfolio:

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Annual Minimum Rent (“AMR”)	$44,624,919	$45,681,357	$100,877,270	$191,183,546

Percentage of Total AMR	23.3%	23.9%	52.8%	100.0%

The following table sets forth as of December 31, 2007 information regarding leases with the ten largest tenants in our core shopping center portfolio:

Tenant	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at 12/31/07	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Publix	54	2,415,977	14.1%	$19,074,490	10.4%	$7.90
Supervalu	7	458,273	2.7%	8,302,236	4.5%	18.12
Kroger	13	747,025	4.4%	6,057,487	3.3%	8.11
Bed Bath & Beyond	10	321,490	1.9%	3,620,831	2.0%	11.26
Winn Dixie	10	476,128	2.8%	2,891,202	1.6%	6.07
TJ Maxx Companies	10	310,658	1.8%	2,556,245	1.4%	8.23
LA Fitness	3	144,307	0.8%	2,517,941	1.4%	17.45
Blockbuster	23	122,124	0.7%	2,277,865	1.2%	18.65
CVS Pharmacy	14	152,365	0.9%	2,222,981	1.2%	14.59
Office Depot	7	190,206	1.1%	2,063,628	1.1%	10.85
Total top ten tenants	151	5,338,553	31.2%	$51,584,906	28.1%	$9.66

Lease Expirations

The following tables sets forth as of December 31, 2007 the anticipated expirations of tenant leases in our core shopping center portfolio for each year from 2008 through 2017 and thereafter:

ALL TENANTS
Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	91	186,275	1.1%	$2,632,686	1.4%	$14.13
2008	591	1,395,686	8.2%	21,132,295	11.1%	15.14
2009	557	1,985,673	11.6%	24,580,784	12.9%	12.38
2010	553	2,097,306	12.3%	25,283,953	13.2%	12.06
2011	371	1,989,203	11.6%	23,618,759	12.4%	11.87
2012	313	1,748,605	10.2%	20,506,557	10.7%	11.73
2013	75	991,322	5.8%	9,981,112	5.2%	10.07
2014	45	792,319	4.6%	6,830,088	3.6%	8.62
2015	33	399,382	2.3%	4,393,324	2.3%	11.00
2016	34	910,930	5.3%	13,697,924	7.1%	15.04
2017	32	592,401	3.4%	7,270,278	3.8%	12.27
Thereafter	110	2,830,598	16.4%	31,255,786	16.3%	11.04
Sub-total/Average	2,805	15,919,700	93.2%	$191,183,546	100.0%	$12.01
Vacant	375	1,158,762	6.8%	NA	NA	NA
Total/Average	3,180	17,078,462	100.0%	$191,183,546	100.0%	NA

ANCHOR TENANTS > 10,000 SF
Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	2	33,978	0.3%	$390,565	0.4%	$11.49
2008	13	211,324	1.9%	1,461,123	1.6%	6.91
2009	33	886,200	8.1%	6,033,373	6.7%	6.81
2010	38	1,030,540	9.5%	6,340,522	7.0%	6.15
2011	42	1,215,396	11.2%	8,802,132	9.7%	7.24
2012	32	1,093,763	10.1%	7,472,072	8.3%	6.83
2013	20	832,049	7.6%	6,752,824	7.5%	8.12
2014	16	693,616	6.4%	4,788,277	5.3%	6.90
2015	11	324,938	3.0%	2,791,511	3.1%	8.59
2016	17	847,255	7.8%	12,276,939	13.6%	14.49
2017	13	498,622	4.6%	5,325,139	5.9%	10.68
Thereafter	64	2,691,630	24.7%	27,871,799	30.9%	10.35
Sub-total/Average	301	10,359,311	95.2%	$90,306,276	100.0%	$8.72
Vacant	19	520,089	4.8%	NA	NA	NA
Total/Average	320	10,879,400	100.0%	$90,306,276	100.0%	NA

LOCAL TENANTS < 10,000 SF
Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	89	152,297	2.5%	$2,242,121	2.2%	$14.72
2008	578	1,184,362	19.1%	19,671,172	19.5%	16.61
2009	524	1,099,473	17.7%	18,547,411	18.4%	16.87
2010	515	1,066,766	17.2%	18,943,431	18.8%	17.76
2011	329	773,807	12.5%	14,816,627	14.7%	19.15
2012	281	654,842	10.6%	13,034,485	12.9%	19.90
2013	55	159,273	2.6%	3,228,288	3.2%	20.27
2014	29	98,703	1.6%	2,041,811	2.0%	20.69
2015	22	74,444	1.2%	1,601,813	1.6%	21.52
2016	17	63,675	1.0%	1,420,985	1.4%	22.32
2017	19	93,779	1.5%	1,945,139	1.9%	20.74
Thereafter	46	138,968	2.2%	3,383,987	3.4%	24.35
Sub-total/Average	2,504	5,560,389	89.7%	$100,877,270	100.0%	$18.14
Vacant	356	638,673	10.3%	NA	NA	NA
Total/Average	2,860	6,199,062	100.0%	$100,877,270	100.0%	NA

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

No matters were submitted for stockholder vote during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol “EQY.” On February 15, 2008, we had 1,508 stockholders of record representing 17,191 beneficial owners. The following table sets forth for the periods indicated the high and low sales closing prices as reported by the NYSE and the distributions declared by us:

	High	Low	Distributions Declared
First Quarter, 2007	$28.76	$25.52	$0.30
Second Quarter, 2007	$29.30	$25.55	$0.30
Third Quarter, 2007	$28.09	$22.77	$0.30
Fourth Quarter, 2007	$28.68	$21.49	$0.30

First Quarter, 2006	$24.90	$22.40	$0.30
Second Quarter, 2006	$24.00	$20.48	$1.30	(1)
Third Quarter, 2006	$25.48	$21.15	$0.30
Fourth Quarter, 2006	$28.14	$23.89	$0.30

(1) Included a special dividend of $1.00 per share related to the sale of our Texas portfolio.

Dividends paid during 2007 and 2006 totaled $88.6 million and $162.7 million, inclusive of the 2006 special dividend aggregating $73.7 million, respectively. Future declarations of dividends will be made by us at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code of 1986, or the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Code.

Performance Graph

The following graph compares the cumulative total return of our common stock with the Russell 2000 Index, the NAREIT All Equity Index and SNL Shopping Center REITs, an index of approximately 20 publicly-traded REITS that primarily own and operate shopping centers, each as provided by SNL Securities L.C., from December 31, 2002 until December 31, 2007.  The SNL Shopping Center REIT index is compiled by SNL Securities L.C. and includes our common stock and securities of many of our competitors.  The graph assumes that $100 was invested on December 31, 2002 in our common stock, the Russell 2000 Index, the NAREIT All Equity REIT Index and SNL Shopping Center REITs, and that all dividends were reinvested.  The lines represent semi-annual index levels derived from compounded daily returns.  The indices are re-weighted daily, using the market capitalization on the previous tracking day.  If the semi-annual interval is not a trading day, the preceding trading day is used.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Issuer Purchases Of Equity Securities

No equity securities were purchased by us during 2007.

Equity Compensation Plan Information

Information regarding equity compensation plans is presented in Item 12 of this annual report and incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands other than per share, percentage and ratio data)
Statement of Operations Data: (1)
Total rental income	$246,613	$224,777	$201,781	$178,998	$137,647
Property operating expenses	64,500	61,161	51,355	45,837	39,727
Property management and leasing services	963	1,861	229	82	42
Rental property depreciation and amortization	46,103	40,312	33,467	28,655	20,675
General and administrative expenses	25,846	29,757	19,734	18,708	12,694
Total operating expenses	137,412	133,091	104,785	93,282	73,138
Interest expense	(66,663)	(53,983)	(47,308)	(40,987)	(32,157)
Amortization of deferred financing fees	(1,680)	(1,485)	(1,449)	(1,329)	(896)
Other income, net	9,893	16,628	7,941	2,704	1,095
Minority interest	(112)	(206)	(188)	(576)	(756)
Impairment	(1,851)	-	-	-	-
Income from continuing operations	$48,788	$52,640	$55,992	$45,528	$31,795
Net income	$69,385	$176,955	$92,741	$97,804	$63,647

Basic earnings per share:
Income from continuing operations	$0.67	$0.71	$0.76	$0.65	$0.53
Net income	$0.95	$2.40	$1.26	$1.39	$1.06
Diluted earnings per share:
Income from continuing operations	$0.67	$0.71	$0.75	$0.63	$0.52
Net income	$0.95	$2.38	$1.24	$1.37	$1.05

Balance Sheet Data:
Total rental properties, net of accumulated depreciation	$1,875,342	$1,752,018	$1,896,505	$1,873,687	$1,617,299
Total assets (2)	2,174,384	2,069,775	2,059,881	1,992,292	1,677,386
Mortgage notes payable	397,112	391,647	446,925	495,056	459,103
Total liabilities (2)	1,257,463	1,143,108	1,085,727	1,059,507	834,162
Minority interest	989	989	1,425	1,397	12,672
Shareholders’ equity	915,932	925,678	972,729	931,388	830,552

Other Data:
Funds from operations(3)	$98,409	$110,311	$124,836	$113,663	$89,870
Cash flows from:
Operating activities	107,016	94,643	117,192	113,110	78,262
Investing activities	(104,602)	114,813	(82,371)	(244,851)	(326,160)
Financing activities	(1,101)	(209,558)	(39,841)	135,897	245,920
GLA (square feet) at end of period	17,548	18,353	19,699	19,914	19,883
Occupancy of core shopping center portfolio at end of period	93.2%	95.0%	93.0%	95.0%	90.0%
Dividends per share	$1.20	$2.20	$1.17	$1.13	$1.10

(1)	Reclassified to reflect the reporting of discontinued operations.

(2)	Amounts have been reclassified to conform to the 2007 presentation.

(3)
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

The following table illustrates the calculation of FFO for each of the five years in the period ended December 31, 2007:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Net income	$69,385	$176,955	$92,741	$97,804	$63,647
Adjustments:
Rental property depreciation and amortization, including discontinued operations	47,514	44,791	43,445	37,215	28,007
Gain on disposal of income- producing properties	(18,885)	(112,995)	(11,460)	(22,176)	(3,083)
Minority interest	112	206	110	623	803
Loss on disposal of fixed assets	283	-	-	-	-

Other Items:
Interest on convertible partnership units	-	-	-	-	43
Pro-rata share of real estate depreciation from joint ventures	-	1,354	-	197	453
Funds from operations	$98,409	$110,311	$124,836	$113,663	$89,870

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Earnings per diluted share*	$0.95	$2.38	$1.24	$1.37	$1.05

Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.65	0.60	0.58	0.52	0.45
Gain on disposal of income-producing properties	(0.26)	(1.52)	(0.15)	(0.31)	(0.05)
Loss on disposal of fixed assets	-	-	-	-	-

Other items:
Pro-rata share of real estate depreciation from joint ventures	-	0.02	-	-	0.01
Funds from operations per diluted share	$1.34	$1.48	$1.67	$1.58	$1.46

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

Overview

We are a real estate investment trust (“REIT”) that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers. As of December 31, 2007, our property portfolio comprised 169 properties, including 152 shopping centers consisting of approximately 17.1 million square feet of gross leasable area (“GLA”), seven development/redevelopment properties, six non-retail properties and four parcels of land.  As of December 31, 2007, our core portfolio was 93.2% leased and included national, regional and local tenants.

Our principal business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets.

Operating Strategies.  We derive substantially all of our revenue from tenants under existing leases at our properties. Our core operating strategy is to maximize and strengthen this revenue by attracting and retaining a strong and diverse base of tenants.  In 2007, this strategy resulted in:

·	a 3.3% increase in same property net operating income as compared to 2006;

·	an increase in the average rental rate of 14.6% to $16.02 per square foot on 370 lease renewals aggregating approximately 940,000 square feet; and

·	200 additional new leases totaling 758,122 square feet at an average rental rate of $12.64 per square foot.

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

Investment Strategies.  Our investment strategy is to deploy capital in projects that generate a return that exceeds our cost of capital and, at the same time, to sell assets that no longer meet our investment criteria.  In 2007, this strategy resulted in:

·	the sale of 14 non-core properties and six land parcels for an aggregate consideration of $77.5 million and an aggregate gain of $21.2 million;

·	the acquisition of four retail properties, three outparcels and one land parcel for an aggregate consideration of $133.2 million; and

·	the completion of approximately $35.1 million of development and redevelopment projects.

Capital Strategy. Our business during 2007 was financed using our revolving lines of credit, proceeds from the sale of properties, the issuance of debt and assumed mortgages.  Specifically, in 2007, our capital strategy resulted in:

·	the issuance of $150.0 million of 6.0% unsecured fixed-rate notes maturing in September 2017; and

·	the prepayment of $11.5 million of certain mortgage notes.

At December 31, 2007, the outstanding balances on our lines of credit aggregated $37.0 million, with $238.4 million of availability under those facilities subject to covenants that may restrict our use of additional borrowings.  One of these facilities with borrowing limits of $275.0 million expires in early 2009.  We have the option to extend this agreement for one year or we may seek other financing arrangements in 2008.  In order to fund our business in the future, we anticipate using similar financing sources.  However, there can be no assurances that these sources will be available to us in the future at reasonable terms or at all.  In addition, although we have enjoyed a low interest rate environment in recent years, fluctuations in interest rates over the last 18 months has had, and any future increases will have, an adverse effect on the cost of our future borrowings, including borrowings under our revolving credit facilities, which are based on variable interest rates.  As interest rates rise, the interest expense we incur on these loans will increase.

2008 Outlook.  We will continue to focus in 2008 on disposing of assets that no longer meet our investment criteria.  These sales may negatively affect our rental revenue and earnings in the short term.  In the long run, we believe that our business and the earnings generated from the remaining properties will benefit from the quality, location and demographic characteristics of that portfolio, as well as new properties developed or acquired, in part, with capital from those sales.

We continue to see a positive impact on our income as a result of the redevelopment of our shopping centers and higher rental rates on existing spaces that are experiencing tenant turnover. We anticipate that approximately $100 million of developments and redevelopment projects will be completed in the next two years. As redevelopment properties stabilize, spaces that were out of service begin generating revenue.  In addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases. Further, leases signed in 2006 and 2007 on spaces for which there was a previous tenant has on average been renewed at higher base rent than the prior lease.

Our business is generally dependent on the performance of the economy in the areas in which we own properties and the cost of financing available to fund our growth.  Changes in the economic environment tend to have a direct effect on our tenants’ businesses and, therefore, their ability to continue to pay us rent or remain in occupancy of our properties, as well as the willingness of businesses to lease locations.  The markets in which we currently own properties have continued to show signs of economic and population growth during 2007, and we expect those trends to continue in 2008.  However, general economic slowdowns or other macro-economic changes in these markets may adversely affect our business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to as GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using our best judgment, after considering past and current events and economic conditions. In addition, certain information relied upon by us in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in “Item 1A. Risk Factors” of this annual report. We consider an accounting estimate to be critical if changes in the estimate or accrual results could have a material impact on our consolidated results of operations or financial condition.

The most significant accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

Revenue Recognition and Accounts Receivable

Leases with tenants are classified as operating leases. Generally, our leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on our assessment of credit, collection and other business risk. We make estimates of the collectability of our accounts receivable related to base rents, straight-line rents, expense reimbursements and other revenue or income taking into account our experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness and remaining lease terms. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. The extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the non-recognition of a portion of straight-line rental income until the collection of such income is reasonably assured. These estimates have a direct impact on our earnings.

Real Estate Properties and Development Assets

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

Properties and real estate under development are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of up to 40 years for buildings and improvements, the minimum lease term or economic useful life for tenant improvements, and five to seven years for furniture and equipment.  Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred.  Significant renovations and improvements, which improve or extend the useful life of assets, are capitalized.  The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

Properties also include construction in progress and land held for development.  These properties are carried at cost and no depreciation is recorded.  Properties undergoing significant renovations and improvements are considered under development.  All direct and indirect costs related to development activities are capitalized into properties in construction in progress and land held for development on our condensed consolidated balance sheets.  Costs incurred include predevelopment expenditures directly related to a specific project including, development and construction costs, interest, insurance and real estate tax expense.  Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property.  The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one year from substantial completion of major construction activity.  If we determine that a project is no longer probable all predevelopment project costs are immediately expensed.  Similar costs related to properties not under development are expensed as incurred.

Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to that portion of actual costs incurred.  We cease interest cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction.

Long Lived Assets

When assets are identified as held for sale, we estimate the sales prices, net of selling costs, of such assets.  Assets that will be sold together in a single transaction are aggregated in determining if the net sales proceeds of the group are expected to be less than the net book value of the assets.  If, in our opinion, the net sales prices of the assets, which have been identified for sale, are expected to be less than the net book value of the assets, an impairment charge is recorded. An impairment charge may also be recorded for any asset if it is probable, in our estimation, that aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments.  The assessments have a direct impact on our net income because recording an impairment charge results in an immediate charge to expense.

Real Estate Acquisitions

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

Securities

We have investments that consist primarily of equity securities.  The equity investments are classified as available-for-sale and recorded at fair value based on current market prices.  Changes in the fair value of the equity investments are included in accumulated other comprehensive income (loss) unless a decrease in fair value is deemed to be other than temporary.

Goodwill

We are required to perform annual, or more frequently in certain circumstances, impairment tests of our goodwill.  The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation.  The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill.  If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill.  The determination of reporting units (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities.  Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying value.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled approximately $12.5 million at December 31, 2007.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in our relationships with significant tenants.

Share Based Compensation and Incentive Awards

We recognize all share-based awards to employees, including grants of stock options, in our financial statements based on fair values.  Because there is no observable market for our options, management must make critical estimates in determining the fair value at the grant date.  Variations in the assumptions will have a direct impact on our net income.  Critical estimates in valuing the fair value at the grant date and the assumptions that marketplace participants would use in making estimates of fair value include:  expected volatility, expected dividend yield, risk-free interest rate, involuntary conversion due to change in control and expected exercise history of similar grants.

In addition, we have employment agreements for three of our executive officers, the employees have the right to an additional cash bonus at the end of the initial term of those agreements, or earlier as provided in the agreements, based on the performance of our stock versus a group of our peers.  In assessing the annual compensation costs related to these future payments, we are required to make critical assumptions and estimates in determining the future payment.

Our estimates of the compensation costs under SFAS No. 123(R), “Share-Based Payment” and these agreements are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  Assumptions may not always reflect unanticipated events and changes in circumstances may occur.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS  No. 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  Subsequent to the adoption of SFAS No. 159, changes in fair value for the particular instruments shall be reported in earnings.  Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items.  The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”  (SFAS 141(R)).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard may have an impact on the accounting for certain costs related to our future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160) which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and non-controlling interest.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

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

Our primary cash expenses consist of our property operating expenses, which include real estate taxes, repairs and maintenance, management expenses, insurance, utilities and other expenses, general and administrative expenses, which include payroll, office expenses, professional fees and other administrative expenses, and interest expense, primarily on mortgage debt, unsecured senior debt and revolving credit facilities.  In addition, we incur substantial non-cash charges for depreciation and amortization on our properties.  We also capitalize certain expenses, such as taxes and interest related to properties under development or redevelopment until the property is ready for its intended use.

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

The following summarizes certain line items from our audited consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in 2007 compared to 2006:

	For the year ended December 31,
	2007	2006	% Change
	(in thousands)
Total rental revenue	$246,613	$224,777	9.7%
Property operating expenses	64,500	61,161	5.5%
Management and leasing services expenses	963	1,861	-48.3%
Rental property depreciation and amortization	46,103	40,312	14.4%
General and administrative expenses	25,846	29,757	-13.1%
Investment income	7,329	7,487	-2.1%
Equity in income of unconsolidated joint ventures	-	1,650	-100.0%
Interest expense	66,663	53,983	23.5%
Gain on sale of real estate	2,537	6,937	-63.4%
Impairment loss	1,851	-	N/A
Income from discontinued operations	20,597	124,315	-83.4%
Net income	69,385	176,955	-60.8%

Total revenue increased by $21.8 million, or 9.7%, to $246.6 million in 2007.  The increase is primarily attributable to the following:

·	an increase of approximately $20.0 million associated with properties acquired in 2007 and 2006;

·	an increase of approximately $2.2 million in same-property revenue due primarily to higher rental rates, tenant expense recovery income and percentage rent income;

·
an increase of approximately $1.5 million related to the completion of various development/redevelopment projects, partly offset by a decrease of $300,000 for development/redevelopment projects currently under construction;

·
a decrease of approximately $1.0 million associated with property management, leasing and accounting services revenue for a portfolio of Texas properties, which services were terminated in the second quarter of 2007; and

·	a decrease of approximately $600,000 in non-retail property revenue.

Property operating expenses increased by $3.3 million, or 5.5%, to $64.5 million in 2007.  The increase primarily consists of the following:

·	an increase of approximately $5.4 million related to properties acquired in 2007 and 2006;

·	an increase of $800,000 related to the completion of various development/redevelopment properties;

·
a decrease of approximately $2.0 million in property operating costs partly due to lower common area maintenance expense, property management/maintenance salary, lease termination expense, hurricane expense and real estate tax expense partially offset by higher insurance and bad debt provision expense;

·	a decrease of $200,000 in general operating expenses for our non-retail properties; and

·	a decrease of approximately $700,000 in office-related expense primarily related to closing the operation of various property management satellite locations.

Management and leasing services expense decreased by $898,000 as a result of no longer providing property management, leasing and accounting services for the Texas properties.

Rental property depreciation and amortization increased by $5.8 million, or 14.4%, to $46.1 million for 2007 from $40.3 million in 2006.  The increase in 2007 was primarily related to the following activity:

·	$4.9 million related to the operations of properties acquired in 2007 and 2006;

·
the completion of various development/redevelopment projects increased depreciation and amortization by $400,000, partially offset by a decrease of approximately $200,000 of depreciation expense related to projects currently in various stages of construction; and

·	same property depreciation and amortization increased by $700,000 related to increased leasing and tenant improvement activity.

General and administrative expenses decreased by $3.9 million, or 13.1%, to $25.9 million for 2007 from $29.8 million in 2006.  The decrease resulted primarily from:

·
$1.5 million decrease in compensation and employment-related expenses paid in 2006 related to executive management changes partly offset by higher severance-related expense paid to former employees in 2007 as well as higher payroll and payroll-related expenses;

·	$1.0 million decrease attributable to lower pre-acquisition costs;

·	a decrease of approximately $700,000 related to lower travel and entertainment expenses;

·	a decrease of approximately $400,000 related to lower income taxes;

·	$400,000 decrease in fees reflecting fewer directors and fewer meetings;

·	a decrease of approximately $200,000 related to lower general office expenses; and

·	an increase of approximately $300,000 of professional fees mainly related to higher audit fees.

Investment income decreased by $158,000 in 2007, mostly due to $1.6 million decrease in interest income related to lower cash balances, partially offset by an increase of $1.4 million of dividend income primarily related to our ownership of 3.8 million ordinary shares of DIM Vastgoed N.V.

During 2007, we had no transactions related to equity in income from unconsolidated joint ventures as compared to $1.7 million in 2006, which was the result of the sale of a land parcel held in a joint venture in which we had a 50% interest.

Interest expense increased by $12.7 million, or 23.5%, to $66.7 million for 2007 as compared to $54.0 million for 2006.  The increase is primarily attributable to the following:

·	an increase of approximately $7.8 million related to higher total unsecured senior debt outstanding;

·	an increase of approximately $1.7 million related to the decrease in the amortization of the fair value debt premium related to two unsecured senior notes that were paid off in April and August 2006;

·	an increase of approximately $2.6 million of interest expense related to lower capitalized interest for completed development/redevelopment projects;

·	an increase of $1.5 million in mortgage interest which is primarily related to properties acquired in 2007 and 2006 partly offset by the repayment of certain mortgages; and

·	a decrease of approximately $900,000 related to lower interest expense associated with our unsecured line of credit facility.

Gain on sale of real estate in 2007 includes the sale of six land parcels for proceeds of nearly $5.5 million, generating $2.5 million in net realized gains, compared to gains in the same period of 2006 of approximately $6.9 million.  The 2006 gain was primarily related to $5.9 million of gain on the sale of six land outparcels in connection with the Texas JV transaction and approximately $900,000 of gain on three additional outparcels.

As of December 31, 2007, we recognized impairment losses of approximately $1.9 million related to changes in the market condition of certain properties that are still owned by us.  The carrying amounts of the assets were deemed unrecoverable and were written down to the estimated fair market value.

We sold 14 income-producing properties in 2007 and had one land parcel held for sale at December 31, 2007.  The $1.7 million operating results of these properties are reflected under discontinued operations as operations of income-producing properties sold or held for sale.  The sales of these properties produced a gain of $18.9 million in 2007.  The 2006 discontinued operations of $9.1 million reflect a reclassification of operations of properties sold or held for sale.  The gain of $106.9 million in 2006 is related to the sale of the Texas properties and the sale of three other income-producing properties for approximately $8.2 million.

As a result of the foregoing, net income decreased by $107.6 million, or 60.8%, to $69.4 million for 2007 from $177.0 million in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

The following summarizes items from our audited consolidated statements of operations that we think are important in understanding our operations and/or those items which significantly changed in 2006 as compared to 2005:

	For the year ended December 31,
	2006	2005	% Change
	(in thousands)
Total rental revenue	$224,777	$201,781	11.4%
Property operating expenses	61,161	51,355	19.1%
Management and leasing services expenses	1,861	229	712.7%
Rental property depreciation and amortization	40,312	33,467	20.5%
General and administrative expenses	29,757	19,734	50.8%
Investment income	7,487	7,941	-5.7%
Equity in income of unconsolidated joint ventures	1,650	-	N/A
Interest expense	53,983	47,308	14.1%
Gain on sale of real estate	6,937	-	N/A
Income from discontinued operations	124,315	36,749	238.3%
Net income	176,955	92,741	90.8%

Total revenue increased by $23.0 million, or 11.4%, to $224.8 million in 2006 from $201.8 million in 2005. The increase was mostly composed of the following:

·	an increase of $14.9 million associated with properties acquired in 2006 and 2005;

·	an increase of $7.6 million in same property revenue due to higher termination fees, expense recovery revenue and increases in rental rates;

·	an increase of $1.7 million in property management and leasing services revenue as a result of providing property management and leasing services for the Texas properties; and

·	a decrease of approximately $1.2 million due to various development/redevelopment projects.

Property operating expenses increased by $9.8 million, or 19.1%, to $61.2 million for 2006 from $51.4 million in 2005.  The increase in 2006 is largely a result of the following activity:

·	an increase of approximately $7.0 million related to properties acquired in 2006 and 2005;

·	an increase of approximately $1.7 million in property operating expenses primarily due to higher repairs and maintenance expenses; and

·	the completion of various development/redevelopment projects increased operating expenses by approximately $1.1 million.

Management and leasing services expense increased by $1.6 million as a result of providing property management, leasing and accounting services for the Texas properties.

Rental property depreciation and amortization increased by $6.8 million, or 20.5%, to $40.3 million for 2006 from $33.5 million in 2005.  The increase is primarily attributable to the following:

·	an increase of $5.6 million related to properties acquired during 2006 and 2005;

·	same property depreciation and amortization increased by approximately $1.1 million related to leasing and tenant improvement amortization; and

·	an increase of approximately $100,000 related to the completion of various development/redevelopment projects.

General and administrative expenses increased by $10.1 million, or 50.8%, to $29.8 million for 2006 from $19.7 million in 2005.  Included in this increase were $5.8 million of employment-related expenses due to our executive management changes, write-offs of $1.0 million of abandoned pre-acquisition due diligence costs, $1.1 million related to abandoned corporate transactions that did not materialize, approximately $600,000 in higher fees paid to our non-employee members of the board of directors, approximately $600,000 of computer and related services, depreciation related to additional furniture and fixture purchases and professional services, approximately $500,000 of additional office expenses and approximately $400,000 in additional travel and entertainment expenses.

Investment income for 2006 primarily relates to an increase in interest income related to higher cash balances and $4.3 million of dividend income primarily related to our ownership of 2.8 million ordinary shares of DIM Vastgoed N.V.  The 2005 investment income primarily relates to a gain of $5.2 million on the sale of common and preferred stock of Cedar Shopping Centers, Inc.

Equity in income from unconsolidated joint venture was $1.7 million for 2006.  The income was related to the sale of a land parcel held in a joint venture in which we had a 50% interest.

Interest expense increased by $6.7 million, or 14.1%, to $54.0 million for 2006 from $47.3 million in 2005.  The increase is mainly attributable to the following:

·
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

·	an increase of $843,000 in interest expense attributable to an increase in the variable interest rate on the $100.0 million notional principal swap of our unsecured notes;

·	a decrease of $2.5 million of interest expense related to an increase in capitalized interest related to increased development/redevelopment activity;

·	a decrease of $2.0 million of interest expense related to the repayment of certain mortgage notes; and

·	a decrease of $1.3 million of interest expense attributable to a lower outstanding balance on our line of credit.

Gain on sale of real estate was $6.9 million for 2006 as a result of selling nine land parcels, of which six were related to the sale of the Texas properties, for a gross sales price of $18.5 million.  There were no land sales during 2005.

During 2006, we sold four income-producing properties in individual transactions and the 29 Texas properties.  At December 31, 2006, we had one property held for sale.  The $9.1 million of operating results of these properties are reflected as operations of income-producing properties sold or held for sale.  The sales of the properties during 2006 produced an aggregate gain of $115.2 million.  The 2005 operations of income-producing properties sold or held for sale of $25.3 million reflects a reclassification of operations for properties sold during 2005 and 2006 and the one property held for sale at December 31, 2006 that qualifies as discontinued operations.  We recognized gains of $11.5 million in 2005 related to the sales of properties during that year.

As a result of the foregoing, net income increased by $84.3 million, or 90.8%, to $177.0 million for 2006 from $92.7 million in 2005.

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

Our long-term capital requirements consist primarily of maturities under our long-term debt, development and redevelopment costs and the costs related to acquisitions. We expect to fund these through a combination of sources which we believe will be available to us, including additional and replacement secured and unsecured borrowings, issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships relating to existing properties or new acquisitions, and property dispositions.  Overall capital requirements in 2008 will depend upon future acquisition opportunities, the pace of our disposition program, the level of improvements and redevelopments on existing properties and the timing and cost of future development.

We anticipate the cash needed to execute our operating and investing strategies, as well as to pay our debt at maturity, will come from one or more of the following sources:

·	cash provided by operations that is not distributed to stockholders,

·	unsecured debt financing and/or mortgage financings,

·	proceeds from the issuance of new debt or equity securities,

·	proceeds of property dispositions, or

·	other debt and equity alternatives, including formation of joint ventures, in a manner consistent with our intention to operate with a conservative debt structure.

It is our intention that we have access to the capital resources necessary to operate, expand and develop our business. As a result, we intend to operate with, and maintain, a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.

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

As of December 31, 2007, we had approximately $54.5 million of cash held in escrow primarily related to twelve property dispositions in the fourth quarter.  These funds will be used primarily for the repayment of certain debt.  In addition, we had $1.3 million of cash and cash equivalents available.  We have two revolving credit facilities with aggregate potential borrowing limits up to $280.0 million, which we can utilize initially to finance the acquisition of properties and meet other short-term working capital requirements. One of these facilities with borrowing limits of $275.0 million expires in early 2009.  We have the option to extend this agreement for one year or we may seek alternative financing arrangement in 2008.  As of December 31, 2007, we had $238.4 million available that can be drawn under our revolving credit facilities.  Subsequent to year-end, we have also repaid $37.0 million of outstanding balances under our lines of credit with proceeds from our 2007 dispositions.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the year ended December 31,
	2007	2006	Increase (Decrease)
	(in thousands)
Cash provided by operating activities	$107,016	$94,643	$12,373
Cash provided by (used in) investing activities	(104,602)	114,813	(219,415)
Cash used in financing activities	(1,101)	(209,558)	208,457
Cash and cash equivalents, end of year	1,313	-	1,313

Net cash from operating activities consists primarily of cash flow generated from our rental properties (rental and other revenue less property operating expenses), plus dividends and interest income received from investments, less general and administrative expenses and less interest expense.  In 2007, our net cash from operating activities increased by $12.4 million, or 13.1%, compared to 2006 primarily due to the acquisition and development of additional shopping centers and a decrease in general and administrative expenses.

Net cash from investing activities consists primarily of proceeds from dispositions of properties, repayment of notes receivables, and sales of securities, less cash paid for acquisitions, development, redevelopment, capitalized expenditures, and leasing costs, and less cash held in escrow.  In 2007, our net cash from investing activities decreased by $219.4 million compared to 2006 primarily because we sold fewer rental properties in 2007, partly offset by lower additions to and purchases of rental property and lower additions to construction in progress.

Net cash from financing activities consists primarily of proceeds from financings and issuance of common stock, less repayment of debt and dividends paid to stockholders.  In 2007, our cash from financing activities increased by $208.5 million compared to 2006 primarily because we paid a special dividend to stockholders, repurchased common stock, and repaid senior debt in 2006.

Contractual Commitments.  The following tables set forth certain information regarding future contractual obligations, excluding interest, as of December 31, 2007:

Payments due by period
		Less than		3-5 years	More than
Contractual Obligations	Total	1 year	1-3 years		5 years
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$98,601	$10,986	$29,874	$20,638	$37,103
Balloon payments	298,511	23,104	183,435	79,211	12,761
Total mortgage obligations	397,112	34,090	213,309	99,849	49,864

Unsecured revolving credit facilities	37,000	-	37,000	-	-
Unsecured senior notes(1)	745,000	-	200,000	25,000	520,000
Capital leases	-	-	-	-	-
Operating leases	547,253	202,670	180,392	90,524	73,667
Construction commitments	8,108	6,908	1,200	-	-
Total contractual obligations	$1,734,473	$243,668	$631,901	$215,373	$643,531

(1)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the six-month LIBOR in arrears, plus 0.4375%.  The contractual obligations for the unsecured senior notes do not reflect this interest rate swap.

The following table sets forth certain information regarding future interest obligations on outstanding debt as of December 31, 2007:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
	(In thousands)

Mortgage notes	$127,212	$28,187	$47,317	$23,911	$27,797
Unsecured senior notes(2)	293,415	41,632	68,366	63,648	119,769
Unsecured revolving credit facilities(3)	1,936	1,850	86	-	-
Total interest obligations	$422,563	$71,669	$115,769	$87,559	$147,566

(2)
$100 million of the outstanding principal balance has been swapped to a floating interest rate based on the six-month LIBOR in arrears, plus 0.4375%.  The interest obligations for the unsecured senior notes presented above assume that the rate that was in effect at December 31, 2007 remains the same for this interest rate swap.

(3)	Interest on the unsecured revolving credit facility is variable; these amounts assume that the weighted average interest rate remains the same as the rate at December 31, 2007.

Indebtedness. The following table sets forth certain information regarding our indebtedness as of December 31, 2007:

EQUITY ONE, INC.
CONSOLIDATED DEBT SUMMARY
As of December 31, 2007
(in thousands)

	Balance at		Maturity	Balance Due
Property	December 31, 2007	Rate (1)	date	at Maturity
	(in thousands)			(in thousands)
Mortgage debt
Pine Island/Ridge Plaza	$23,336	6.910%	07/01/08	$23,104
North Port Shopping Center	3,667	6.650%	02/08/09	3,526
Prosperity Centre	4,728	7.875%	03/01/09	4,137
Shoppes at Ibis	5,077	6.730%	09/01/09	4,680
Tamarac Town Square	5,816	9.190%	10/01/09	5,583
Park Promenade	6,019	8.100%	02/01/10	5,833
Jonathan's Landing	2,752	8.050%	05/01/10	2,639
Bluff's Square	9,706	8.740%	06/01/10	9,401
Kirkman Shoppes	9,166	8.740%	06/01/10	8,878
Ross Plaza	6,393	8.740%	06/01/10	6,192
Shoppes of Andros Isle	6,259	7.900%	06/10/10	5,800
Boynton Plaza	7,167	8.030%	07/01/10	6,902
Pointe Royale	3,409	7.950%	07/15/10	2,502
Shops at Skylake	12,996	7.650%	08/01/10	11,644
Parkwest Crossing	4,527	8.100%	09/01/10	4,352
Spalding Village	9,146	8.190%	09/01/10	7,932
Charlotte Square	3,317	9.190%	02/01/11	2,992
Forest Village	4,273	7.270%	04/01/11	4,044
Boca Village	7,900	7.200%	05/01/11	7,466
MacLand Pointe	5,581	7.250%	05/01/11	5,268
Pine Ridge Square	6,988	7.020%	05/01/11	6,580
Sawgrass Promenade	7,900	7.200%	05/01/11	7,466
Presidential Markets	26,225	7.650%	06/01/11	24,863
Lake Mary Centre	23,406	7.250%	11/01/11	21,973
Lake St. Charles	3,691	7.130%	11/01/11	3,461
Belfair Towne Village	10,509	7.320%	12/01/11	9,322
Marco Town Center	8,046	6.700%	01/01/12	7,150
Riverside Square	7,209	9.190%	03/01/12	6,458
Cashmere Corners	4,793	5.880%	11/01/12	4,084
Eastwood	5,711	5.880%	11/01/12	4,866
Meadows Shopping Center	6,001	5.870%	11/01/12	5,113
Sparkleberry Square (Kohl's) (2)	6,242	6.170%	11/30/12	5,374
Lutz Lake Crossing	7,500	6.280%	12/01/12	7,012
Midpoint Center	6,552	5.770%	07/10/13	5,458
Buckhead Station	27,355	6.880%	09/01/13	23,584
Alafaya Village	4,032	5.990%	11/11/13	3,603
Summerlin Square	2,672	6.750%	02/01/14	-
South Point	8,014	5.720%	07/10/14	6,509
Bird Ludlum	7,565	7.680%	02/15/15	-
Treasure Coast Plaza	3,575	8.000%	04/01/15	-
Shoppes of Silverlakes I	2,085	7.750%	07/01/15	-
Grassland Crossing	5,274	7.870%	12/01/16	2,601
Mableton Crossing	3,736	6.850%	08/15/18	1,869

	Balance at		Maturity	Balance Due
Property	December 31, 2007	Rate (1)	date	at Maturity
	(in thousands)			(in thousands)
Sparkleberry Square (Kroger) (2)	$6,954	6.750%	06/30/20	$-
BridgeMill	8,829	7.940%	05/05/21	3,761
Westport Plaza	4,573	7.490%	08/24/23	1,221
Chastain Square	3,491	6.500%	02/28/24	-
Daniel Village	3,816	6.500%	02/28/24	-
Douglas Commons	4,546	6.500%	02/28/24	-
Fairview Oaks	4,303	6.500%	02/28/24	-
Madison Centre	3,491	6.500%	02/28/24	-
Paulding Commons	5,926	6.500%	02/28/24	-
Siegen Village	3,855	6.500%	02/28/24	-
Wesley Chapel Crossing	3,044	6.500%	02/28/24	-
Webster Plaza	7,968	8.070%	08/15/24	2,746
Total mortgage debt (55 loans outstanding)	$397,112	7.420%	4.5	$297,948
		(wtd-avg interest rate)	(wtd-avg maturity)

(1)	The rate in effect on December 31, 2007.

(2)	Sparkleberry Square is encumbered by two separate mortgages.

The weighted average interest rate of the mortgage notes payable at December 31, 2007 and 2006 was 7.42% and 7.26%, respectively, excluding the effects of the premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $74.9 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing.  Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated.  Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

Our outstanding unsecured senior notes at December 31, 2007 and December 31, 2006 consist of the following:

	Balance at		Maturity	Balance Due
Revolving credit facilities	December 31, 2007	Rate (1)	date	at Maturity
	(in thousands)			(in thousands)

3.875% senior notes (2)	$200,000	3.875%	04/15/09	$200,000
Fair value of $100MM fixed-to-floating interest rate swap	(315)	6-month Libor + 0.4375%	04/15/09	(315)
7.84% senior notes	25,000	7.840%	01/23/12	25,000
5.375% senior notes	120,000	5.375%	10/15/15	120,000
6.00% senior notes	125,000	6.000%	09/15/16	125,000
6.25% senior notes	125,000	6.250%	01/15/17	125,000
6.00% senior notes	150,000	6.000%	09/15/17	150,000

Total unsecured senior notes payable	$744,685	5.674%	7.55	$744,685
		(wtd-avg interest rate)	(wtd-avg maturity)

(1)	The rate in effect on December 31, 2007.

(2)
$100.0 million of the outstanding balance has been swapped to a floating interest rate based on the six-month LIBOR in arrears, plus 0.4375%.  The indicated rate and weighted average rate for the unsecured senior notes do not reflect this interest rate swap.

The weighted average interest rate of the unsecured senior notes at December 31, 2007 and December 31, 2006 was 5.67% and 5.58%, respectively, excluding the effects of the interest rate swap and net premium adjustment.  In April 2007, we completed a private placement of $150.0 million senior unsecured notes that mature on September 15, 2017.  Interest is due semi-annually on March 15 and September 15 of each year, with the first payment paid on September 15, 2007.  The notes were issued at a discount of $151,500 that is being amortized as interest expense over the life of the notes. On December 5, 2007, we completed an exchange offer of registered notes for the private placement notes.

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

On March 24, 2004, we swapped $100.0 million of the $200.0 million 3.875% senior notes to a floating interest rate based on six-month LIBOR in arrears plus 0.4375%.  The swap matures April 15, 2009, concurrently with the maturity of the 3.875% senior notes.

The following table provides a summary of our unsecured revolving lines of credit balances at December 31, 2007:

	Balance at		Maturity	Balance Due
Revolving credit facilities	December 31, 2007	Rate (1)	date	at Maturity
	(in thousands)			(in thousands)

$275MM Wells Fargo Unsecured	$37,000	5.000%	01/17/09	$37,000
$5MM City National Bank Unsecured	-	LIBOR + 1.0%	05/11/07	-
Total revolving credit facilities	$37,000			$37,000

(1)   The rate in effect on December 31, 2007.

In January 2006, we amended and restated our unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent.  This facility has a maximum principal amount of $275.0 million and bears interest at our option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of our senior unsecured long term notes, or (ii) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of our subsidiaries.  Based on our current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings in an amount not to exceed $137.5 million, a $35.0 million swing line facility for short-term borrowings and a $20.0 million letter of credit commitment and may, at our request, be increased up to a total commitment of $400.0 million.  The facility expires January 17, 2009 with a one-year extension option.  In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends.  The interest rate in effect at December 31, 2007 and December 31, 2006 was 5.00% and 5.65%, respectively.  The facility also provided collateral for $3.2 million in outstanding letters of credit.

We also have a $5.0 million unsecured credit facility with City National Bank of Florida, of which there was no outstanding balance as of December 31, 2007 and December 31, 2006.  This facility also provides collateral for $1.4 million in outstanding letters of credit.  In addition, we also have a $55,000 outstanding letter of credit with Bank of America.

As of December 31, 2007, the aggregated availability under the both credit facilities was approximately $238.4 million, net of outstanding balances and letters of credit.

We may not have sufficient funds on hand to repay balloon amounts on our indebtedness at maturity. Therefore, we expect to refinance this indebtedness either through additional mortgage financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings.  Our results of operations could be affected if the cost of new debt is greater or lesser than the cost of the maturing debt.  If new financing is not available, we could be required to sell assets and our business would be adversely affected.

Equity.  For the year ended December 31, 2007, we issued 412,375 shares of our common stock pursuant to the exercise of stock options at prices ranging from $10.00 to $27.28 per share.  No shares were purchased from the Dividend Reinvestment and Stock Purchase Plan which was suspended in March 2006, with approximately 5.4 million shares still available for sale.

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

Distributions.  We believe that we currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders.  As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT. Our cash distributions for the year ended December 31, 2007 were $88.6 million.

Off-Balance-Sheet Arrangements

From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.   As of December 31, 2007 we had no unconsolidated joint ventures.

We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable-interest entity, as defined in Financial Interpretation No. 46, Consolidation of Variable Interest Entities.

Letters of Credit.  As of December 31, 2007, we have pledged letters of credit for $4.7 million as additional security for certain property matters.  The letters of credit are secured by our revolving credit facilities.

Construction Commitments.  We have outstanding obligations as of December 31, 2007 to fund $8.1 million of construction commitments, based on current plans and estimates, in order to complete current development and redevelopment projects.  These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by our available credit facilities.

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

Interest Rate Risk

Interest Rate Risk. The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction.  We intend to utilize variable rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and other operating needs.  With respect to our fixed rate mortgage notes and senior unsecured notes, changes in interest rates generally do not affect our interest expense as these notes are at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur as this may increase our cost of refinancing maturing fixed-rate debt.  In addition, we may incur prepayment penalties or defeasance costs when prepaying or defeasing fixed-rate debt.

As of December 31, 2007, we had approximately $137.0 million of outstanding floating rate debt, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements.  We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2007, in relation to our $1.3 billion of outstanding debt, $2.2 billion of total assets and $1.7 billion total equity market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.4 million.  If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.4 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $137.0 million (including the $100.0 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of December 31, 2007.

The fair value of our fixed-rate debt is $1.031 billion, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable (excluding the unamortized premium and the $100.0 million of fixed-rate debt converted to floating-rate debt through maturity).  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $49.0 million.  If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $52.6 million.  This assumes that our total outstanding fixed-rate debt remains at $1.042 billion, the balance as of December 31, 2007.

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

In 2006, we entered into an aggregate notional amount of $85.0 million of treasury locks.  The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments relating to an anticipated issuance of fixed-rate borrowings.  The treasury locks were terminated in connection with the issuance of $150.0 million of unsecured senior notes in April 2007.  The realized loss on these hedging relationships has been deferred in other comprehensive income and will be reclassified against earnings over the term of the debt as an adjustment to interest.

During 2004, concurrent with the issuance of $200 million unsecured senior notes, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $315,000 as of December 31, 2007. This swap converted fixed rate debt to variable rate based on the six-month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

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

Other Market Risks

As of December 31, 2007, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

In making this determination and for purposes of the Securities and Exchange Commission's market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2007 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts as of December 31, 2007, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2007, the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the December 31, 2007 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Attestation Report of Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth in page F-2 of Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATD STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,959,943	$23.69	3,669,716
Equity compensation plans not approved by security holders(1)	364,660	$24.70	-
Total	2,324,603	$23.85	3,669,716

(1)	Includes information related to our 1995 Stock Option Plan, 2000 Executive Incentive Compensation Plan, 1989 IRT Stock Option Plan and 1998 IRT Long-Term Incentive Plan.

The other information required by this item is incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following consolidated financial information is included as a separate section of this Form 10-K:

	1.	Financial Statements:
Page

		Management Report on Internal Control Over Financial Reporting	F-1

		Report of Independent Registered Public Accounting Firm on Management Report on Internal Control over Financial Reporting	F-2

		Report of Independent Registered Public Accounting Firm	F-3

		Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4

		Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-5

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	F-6

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-7

		Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-8 - F-9

		Notes to the Consolidated Financial Statements	F-10 - F-44

	2.	Financial statement schedules required to be filed

		Schedule III - Real Estate Investments and Accumulated Depreciation	S-1 – S-4

		Schedule IV – Mortgage Loans on Real Estate	S-5

Schedules I and V are not required to be filed.

(b)	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.

EXHIBIT NO.	DESCRIPTION

3.1	Composite Charter of the Company (Exhibit 3.1) (1)
3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2) (2)
4.1	Indenture dated November 9, 1995 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4(c)) (3)
4.2	Supplemental Indenture No. 1, dated March 26, 1996, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4) (4)
4.3	Supplemental Indenture No. 2, dated August 15, 1997, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4) (5)
4.4	Supplemental Indenture No. 3, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (6)
4.5	Supplemental Indenture No. 4, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (7)
4.6	Supplemental Indenture No. 5, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (8)
4.7	Supplemental Indenture No. 6, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (9)
4.8	Supplemental Indenture No. 7, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (10)

EXHIBIT NO.	DESCRIPTION
4.9	Indenture, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (6)
4.10	Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (6)
4.11	Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (7)
4.12	Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (8)
4.13	Supplemental Indenture No. 4, dated March 26, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (11)
4.14	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (9)
4.15	Supplemental Indenture No. 6 dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2)(10)
4.16	Supplemental Indenture No. 7 dated September 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1)(12)
4.17	Supplemental Indenture No. 8 dated December 30, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1)(13)
4.18	Supplemental Indenture No. 9 dated March 10, 2006 between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (14)
4.19	Supplemental Indenture No. 10 dated August 18, 2006 between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (15)
4.20	Supplemental Indenture No. 11 dated April 18 , 2007, between the Company and U.S. Bank Nation Association, as Trustee (Exhibit 4.1) (27)
10.1	Form of Indemnification Agreement (Exhibit 10.1)(16)
10.2	1995 Stock Option Plan, as amended (17)*
10.3	Amended and Restated 2000 Executive Incentive Plan (Annex A) (32)*
10.4	Form of Stock Option Agreement for stock options awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.3) (19)*
10.5	Form of Restricted Stock Agreement for restricted stock awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.4) (19)*
10.6	IRT 1989 Stock Option Plan, assumed by the Company (20)*
10.7	IRT 1998 Long-Term Incentive Plan, assumed by the Company (21)*
10.8	2004 Employee Stock Purchase Plan (Annex B) (18)*
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

10.16	Third Amendment to Stockholders Agreement, dated May 23, 2003, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (9)
10.17	Chairman Compensation Agreement effective as of January 1, 2007 between the Company and Chaim Katzman (Exhibit 10.1) (26)*
10.18	First Amended and Restated Employment Agreement effective as of September 15, 2006 between the Company and Jeffrey S. Olson (Exhibit 10.2) (26)*

EXHIBIT NO.	DESCRIPTION
10.19	Employment Agreement effective as of November 15, 2006 between the Company and Gregory R. Andrews (Exhibit 10.3) (26)*
10.20	Employment Agreement, effective as of November 6, 2006 between the Company and Jeffrey S. Stauffer (Exhibit 10.4) (26)*
10.21	Fourth Amendment to Stockholders Agreement, dated June 23, 2004 , among the Company, Alony-Hetz Properties & Investments, Ltd., Gazit-Globe, Ltd., MGN (USA), Inc. and Gazit (1995), Inc.
10.22	Registration Rights Agreement, dated October 28, 2002, between the Company and certain Purchasers (Exhibit 99.3) (28)
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

10.24	Clarification Agreement and Protocol, dated as of January 1, 2004, among the Company and Gazit-Globe (1982), Ltd. (Exhibit 10.2) (30)
10.25	Equity One, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit 10.1) (31)*
10.26	Consulting Agreement effective as of January 1, 2007 between the Company and Doron Valero (Exhibit 10.6) (26)
12.1	Ratios of Earnings to Fixed Charges
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*Identifies employee agreements, management contracts, compensatory plans or other arrangements.

(1)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2003, and incorporated by reference herein.

(3)	Previously filed by IRT Property Company as an exhibit to IRT’s Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated by reference herein.

(4)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 26, 1996, and incorporated by reference herein.

(5)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on August 13, 1997, and incorporated by reference herein.

(6)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.

(7)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.

(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.

(9)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, and incorporated by reference herein.

(10)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and incorporated by reference herein.

(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 31, 2004, and incorporated by reference herein.

(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 20, 2005, and incorporated by reference herein.

(13)	Previously filed as an exhibit to our Annual Report on Form 10-K on March 3, 2006, and incorporated by reference herein.

(14)	Previously filed as an exhibit to our Current Report on Form 8-K on March 13, 2006, and incorporated by reference herein.

(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2006, and incorporated by reference herein.

(16)	Previously filed as an exhibit to our Annual Report on Form 10-K on March 16, 2005, and incorporated by reference herein.

(17)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 30, 1999, and incorporated herein by reference.

(18)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 21, 2004, and incorporated herein by reference.

(19)	Previously filed with our Current Report on Form 8-K filed on February 18, 2005, and incorporated by reference herein.

(20)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 22, 1989, and incorporated herein by reference.

(21)	Previously filed by IRT Property Company with IRT’s definitive Proxy Statement for the Annual Meeting of Stockholders held on May 22, 1998, and incorporated herein by reference.

(22)	Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated herein by reference.

(23)	Previously filed as Appendix A to our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001 and incorporated herein by reference.

(24)	Previously filed with our Annual Report Form 10-K/A filed on March 18, 2002, and incorporated herein by reference.

(25)	Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2002, and incorporated by reference herein.

(26)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q on November 9, 2006, and incorporated by reference herein.

(27)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 20, 2007, and incorporated by reference herein.

(28)	Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.

(29)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 20, 2006, and incorporated by reference herein.

(30)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2004, and incorporated by reference herein.

(31)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 7, 2005, and incorporated by reference herein.

(32)	Previously filed as Annex A to our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 4, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2008	EQUITY ONE, INC.

By: /s/ Jeffrey S. Olson Jeffrey S. Olson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey S. Olson	President and Chief Executive Officer	February 22, 2008
Jeffrey S. Olson	(Principal Executive Officer and Director)

/s/ Gregory R. Andrews	Executive Vice President and	February 22, 2008
Gregory R. Andrews	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Chaim Katzman	Chairman of the Board	February 22, 2008
Chaim Katzman

/s/ Noam Ben-Ozer	Director	February 22, 2008
Noam Ben-Ozer

/s/ James S. Cassel	Director	February 22, 2008
James S. Cassel

/s/ Cynthia Cohen	Director	February 22, 2008
Cynthia Cohen

/s/ Neil Flanzraich	Director	February 22, 2008
Neil Flanzraich

/s/ Nathan Hetz	Director	February 22, 2008
Nathan Hetz

/s/ Peter Linneman	Director	February 22, 2008
Peter Linneman

/s/ Dori J. Segal	Director	February 22, 2008
Dori J. Segal

EQUITY ONE, INC. AND SUBSIDIARIES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting.  This report appears on the following page of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Equity One, Inc.

We have audited Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity One, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Equity One, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of Equity One, Inc. and subsidiaries and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
February 21, 2008
Miami, Florida

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Equity One, Inc.

We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity One, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method at the beginning of fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
February 21, 2008
Miami, Florida

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006
(In thousands, except per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
PROPERTIES:
Income producing	$2,047,993	$1,896,843
Less: accumulated depreciation	(172,651)	(144,825)
Income-producing properties, net	1,875,342	1,752,018

Construction in progress and land held for development	81,574	113,340
Properties held for sale	323	20,353
Properties, net	1,957,239	1,885,711

Cash and cash equivalents	1,313	-
Cash held in escrow	54,460	1,547
Accounts and other receivables, net	14,148	18,967
Securities	72,299	75,102
Goodwill	12,496	13,092
Other assets	62,429	75,356
TOTAL ASSETS	$2,174,384	$2,069,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes Payable
Mortgage notes payable	$397,112	$391,647
Unsecured revolving credit facilities	37,000	76,500
Unsecured senior notes payable	744,685	591,187
	1,178,797	1,059,334
Unamortized premium/discount on notes payable	10,042	10,322
Total notes payable	1,188,839	1,069,656

Other liabilities
Accounts payable and accrued expenses	30,499	36,565
Tenant security deposits	9,685	9,622
Other liabilities	28,440	27,265
Total liabilities	1,257,463	1,143,108
Minority interest	989	989

COMMIITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value – 100,000 shares authorized, 73,300 and 72,756 shares issued and outstanding for 2007 and 2006, respectively	733	728
Additional paid-in capital	906,174	895,247
Retained earnings	17,987	37,201
Accumulated other comprehensive loss	(8,962)	(7,498)
Total stockholders’ equity	915,932	925,678
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,174,384	$2,069,775

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands, except per share amounts)

	2007	2006	2005
REVENUE:
Minimum rents	$189,727	$171,602	$157,136
Expense recoveries	53,523	49,076	42,461
Percentage rent	2,200	2,032	1,686
Management and leasing services	1,163	2,067	498
Total revenue	246,613	224,777	201,781
COSTS AND EXPENSES:
Property operating	64,500	61,161	51,355
Management and leasing services	963	1,861	229
Rental property depreciation and amortization	46,103	40,312	33,467
General and administrative	25,846	29,757	19,734
Total costs and expenses	137,412	133,091	104,785

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	109,201	91,686	96,996

OTHER INCOME AND EXPENSE:
Investment income	7,329	7,487	7,941
Equity in income of unconsolidated joint ventures	-	1,650	-
Other income	310	389	-
Interest expense	(66,663)	(53,983)	(47,308)
Amortization of deferred financing fees	(1,680)	(1,485)	(1,449)
Gain on the sale of real estate	2,537	6,937	-
Loss on the sale of fixed assets	(283)	-	-
Gain on extinguishment of debt	-	165	-
Impairment loss	(1,851)	-	-
INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	48,900	52,846	56,180
Minority Interest	(112)	(206)	(188)
INCOME FROM CONTINUING OPERATIONS	48,788	52,640	55,992

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	1,712	9,147	25,289
Gain on disposal of income-producing properties	18,885	115,168	11,460
Income from discontinued operations	20,597	124,315	36,749
NET INCOME	$69,385	$176,955	$92,741

EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE
Income from continuing operations	$0.67	$0.71	$0.76
Income from discontinued operations	0.28	1.69	0.50
	$0.95	$2.40	$1.26
Number of Shares Used in Computing Basic Earnings per Share	73,091	73,598	73,840

DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.67	$0.71	$0.75
Income from discontinued operations	0.28	1.67	0.49
Total diluted earnings per share	$0.95	$2.38	$1.24

Number of Shares Used in Computing Diluted Earnings per Share	73,362	74,324	74,790

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	2007	2006	2005

NET INCOME	$69,385	$176,955	$92,741
OTHER COMPREHENSIVE INCOME:
Net unrealized holding (loss)/gain on securities available for sale	(1,386)	(9,780)	4,330
Changes in fair value of cash flow hedges	75	(2,574)	-
Reclassification adjustment for gain/(loss) on the sale of securities and cash flow hedges included in net income	2,322	29	(5,559)
Net realized gain/(loss) on settlement of interest rate contracts	(2,498)	1,543	-
Net amortization of interest rate contracts	23	(120)	-
Other comprehensive income adjustment	(1,464)	(10,902)	(1,229)

COMPREHENSIVE INCOME	$67,921	$166,053	$91,512

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unamortized Restricted Stock Compensation	Notes Receivable from the Issuance of Common Stock	Total Stockholders' Equity

BALANCE, JANUARY 1, 2005	$736	$920,616	$17,481	$4,633	$(11,928)	$(150)	$931,388
Issuance of common stock	18	34,943	-	-	2,236	-	37,197
Stock issuance cost	-	(181)	-	-	-	-	(181)
Repayments of notes receivable from
issuance of common stock	-	-	-	-	-	85	85
Net income	-	-	92,741	-	-	-	92,741
Dividends paid	-	-	(87,272)	-	-	-	(87,272)
Other comprehensive income adjustment	-	-	-	(1,229)	-	-	(1,229)

BALANCE, DECEMBER 31, 2005	754	955,378	22,950	3,404	(9,692)	(65)	972,729
Cumulative effect of change in
accounting principle	(5)	(5,188)	-	-	9,692	-	4,499
Issuance of common stock	9	8,074	-	-	-	-	8,083
Stock issuance cost	-	(69)	-	-	-	-	(69)
Repurchase of common stock	(30)	(69,073)	-	-	-	-	(69,103)
Share-based compensation expense	-	6,125	-	-	-	-	6,125
Repayments of notes receivable from
issuance of common stock	-	-	-	-	-	65	65
Net income	-	-	176,955	-	-	-	176,955
Dividends paid	-	-	(162,704)	-	-	-	(162,704)
Other comprehensive income adjustment	-	-	-	(10,902)	-		(10,902)

BALANCE, DECEMBER 31, 2006	728	895,247	37,201	(7,498)	-	-	925,678
Issuance of common stock	5	3,877	-	-	-	-	3,882
Share-based compensation expense	-	7,050	-	-	-	-	7,050
Net income	-	-	69,385	-	-	-	69,385
Dividends paid	-	-	(88,599)	-	-	-	(88,599)
Other comprehensive income adjustment	-	-	-	(1,464)	-	-	(1,464)
BALANCE, DECEMBER 31, 2007	$733	$906,174	$17,987	$(8,962)	$-	$-	$915,932

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$69,385	$176,955	$92,741
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(1,582)	(4,066)	(4,450)
Amortization of above/(below) market lease intangibles	(4,586)	(2,612)	(1,006)
Provision for losses on accounts receivable	1,559	742	893
Amortization of premium on notes payable	(2,102)	(5,864)	(5,159)
Amortization of deferred financing fees	1,684	1,503	1,512
Rental property depreciation and amortization	47,514	44,791	43,445
Share-based compensation	7,050	6,125	5,973
Amortization of derivatives	23	(120)	-
Gain on disposal of real estate and income-producing properties	(21,423)	(122,105)	(11,460)
Impairment loss	3,360	-	-
Loss on extinguishment of debt	491	-	-
Loss on sale of fixed assets	283	-	-
Loss/(gain) on sale of securities	(325)	(282)	(5,223)
Equity in income of unconsolidated joint ventures	-	(1,853)	-
Operating distributions from unconsolidated joint ventures	-	1,373	-
Minority interest	112	206	188
Changes in assets and liabilities:
Accounts and other receivables	3,262	(1,988)	(1,832)
Other assets	8,465	1,807	(2,768)
Accounts payable and accrued expenses	(2,191)	2,946	3,674
Tenant security deposits	63	60	1,002
Other liabilities	(4,026)	(2,975)	(338)
Net cash provided by operating activities	107,016	94,643	117,192

INVESTING ACTIVITIES:
Additions to and purchases of rental property	$(107,587)	$(186,006)	$(36,081)
Land held for development	(2,651)	(45,784)	(29,290)
Additions to construction in progress	(15,212)	(47,429)	(23,058)
Proceeds from disposal of rental properties	71,273	411,090	44,024
Increase in cash held in escrow	(52,913)	(1,547)	(51)
Increase in deferred leasing costs	(3,884)	(6,163)	(5,877)
Additions to notes receivable	(14)	(33)	(4,227)
Proceeds from repayment of notes receivable	4,745	5,735	40
Proceeds from sale of securities	2,822	12,852	32,764
Cash used to purchase securities	(1,181)	(29,837)	(60,603)
Distributions from (to) unconsolidated joint ventures from sale of property	-	1,935	(12)
Net cash (used in) provided by investing activities	(104,602)	114,813	(82,371)

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(22,270)	$(88,880)	$(48,131)
Net repayments under revolving credit facilities	(39,500)	(16,665)	(53,835)
Proceeds from senior debt offerings	148,874	246,868	118,606
Repayment of senior debt	-	(125,000)	-
Cash paid for settlement of interest rate contracts	(2,498)	-	-
Increase in deferred financing costs	(878)	(1,947)	(463)
Proceeds from issuance of common stock	3,882	8,083	31,510
Repayment of notes receivable from issuance of common stock	-	65	85
Stock issuance costs	-	(69)	(181)
Repurchase of common stock	-	(69,103)	-
Cash dividends paid to stockholders	(88,599)	(162,704)	(87,272)
Distributions to minority interest	(112)	(206)	(160)
Net cash used in financing activities	(1,101)	(209,558)	(39,841)

Net increase in cash and cash equivalents	1,313	(102)	(5,020)
Cash and cash equivalents at beginning of the year	-	102	5,122
Cash and cash equivalents at end of the year	$1,313	$-	$102

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(In thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $3.2 million, $5.8 million and $3.4 million in 2007, 2006 and 2005, respectively)	$66,386	$57,684	$55,249
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding loss on securities	$(1,386)	$(9,753)	$(1,229)
Change in cash flow hedges	$75	$(2,574)

The Company acquired and assumed mortgages on the acquisition of certain rental properties:
Fair value of rental property	$69,069	$58,551
Assumption of mortgage notes payable	(27,740)	(33,602)
Fair value adjustment of mortgage notes payable	(1,974)	(1,863)
Cash paid for rental property	$39,355	$23,086
The Company issued senior unsecured notes:
Face value of notes	$150,000	$250,000	$120,000
Underwriting Costs	(975)	(1,624)	(780)
Discount	(151)	(1,508)	(614)
Cash received	$148,874	$246,868	$118,606

(Concluded)

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.           Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by leading supermarkets, drug stores or discount retail store chains.  As of December 31, 2007, we owned or had interests in 169 properties consisting of 152 shopping centers, seven development/redevelopment properties, six non-retail properties and four parcels of land.

Basis of Presentation

The consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those other subsidiaries or partnerships where it has financial and operating control.  Equity One, Inc. and its subsidiaries are hereinafter referred to as the “Company”, “we”, “our”, “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation.

Investments in joint ventures not controlled by us are accounted for under the equity method of accounting where we have concluded that the venture is not a variable interest entity or we are not the primary beneficiary and subject to the consolidation rules of Statement of Financial Accounting Standards, or SFAS 46(R), “Consolidation of Variable Interest Entities.”

Certain prior-year data have been reclassified to conform to the 2007 presentation.

2.           Summary of Significant Accounting Policies

Revenue Recognition

Rental income includes minimum rents, expense reimbursements, termination fees and percentage rental payments.  Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis.  As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements.  Leasehold improvements are capitalized and depreciated over the shorter of the useful life of the improvements or the lease term.  If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered a lease incentive and is recognized over the lease term as a reduction to revenue.  Factors considered during this evaluation include, among others, the type of improvements made, who holds legal title to the improvements, and other controlling rights provided by the lease agreement.  Lease revenue recognition commences when the lessee is given possession of the leased space and there are no contingencies offsetting the lessee’s obligation to pay rent.

Substantially all of the lease agreements contain provisions that require the payment of additional rents based on the respective tenant’s sales volume (contingent or percentage rent) and reimbursement of the tenant’s share of real estate taxes, insurance and common area maintenance, or CAM, costs.  Revenue based on percentage of tenants’ sales is recognized only after the tenant exceeds their sales breakpoint.  Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments.  The computation of this allowance is based on an assessment of the tenants’ payment history and current credit quality using the specific identification method.

We recognize gains or losses on sales of real estate in accordance with Statement of Financial Accounting Standards No. 66 “Accounting for Sales of Real Estate.”  Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing involvement with the property.  The sales of operating properties where we do not have a continuing involvement are presented in the discontinued operations section of our condensed consolidated statements of operations.

During 2007, we were engaged by joint ventures and other third parties to provide property management and leasing services.  The fees were generally calculated as a percentage of either revenues received or reimbursement of costs and were recognized as services were rendered.  As of May 31, 2007, we are no longer providing these services.

Properties

Income-producing properties are stated at cost, less accumulated depreciation and amortization.  Costs include those related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development.  All costs related to unsuccessful acquisition opportunities are expensed when it is probable that we will not be successful in the acquisition.

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	30-40 years
Buildings and Land Improvements	5-40 years
Tenant improvements	Minimum lease term or economic useful life
Furniture and Equipment	5-7 years

Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred.  Significant renovations and improvements that improve or extend the useful life of assets are capitalized.  The useful lives of amortizable intangible lease assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

Construction in Progress and Land Held for Development

Properties also include construction in progress and land held for development.  These properties are carried at cost and no depreciation is recorded.  Properties undergoing significant renovations and improvements are considered under development.  All direct and indirect costs related to development activities are capitalized into properties in construction in progress and land held for development on our condensed consolidated balance sheets.  Costs incurred include predevelopment expenditures directly related to a specific project including development and construction costs, interest, insurance and real estate tax expense.  Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property.  The capitalization of such expenses ceases when the property is ready for its intended use and has reached stabilization but no later than one-year from substantial completion of construction activity.  If we determine that a project is no longer probable, all predevelopment project costs are immediately expensed.  Similar costs related to properties not under development are expensed as incurred.

Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to that portion of actual costs incurred.  Total interest expense capitalized to construction in progress and land held for development was $3.2 million, $5.8 million, and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Business Combinations

When we purchase real estate properties, we allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations”. Our initial fair value purchase price allocations may be refined as final information regarding fair value of the assets acquired and liabilities assumed is received. The allocations are finalized within one year of the acquisition date. We allocate the purchase price of the acquired property to land, building, improvements and intangible assets. The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. There are three categories of intangible assets to be considered: (1) value of in-place leases; (2) above and below-market value of in-place leases and; (3) customer relationship value.

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

Above-market and below-market in-place lease values for acquired properties are computed based on the present value of the difference between the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and our estimate of fair market lease rates for the property or comparable property, measured over a period equal to the remaining contractual lease period.  The value of above-market lease assets is amortized as a reduction of rental income over the remaining terms of the respective leases.  The value of below-market lease liabilities is amortized as an increase to rental income over the remaining terms of the respective leases.

We do not allocate value to customer relationship intangibles if we have pre-existing business relationships with the tenants in the acquired property. Other than as discussed above, we have determined that our real estate properties do not have any significant identifiable intangibles.

The results of operations of acquired properties are included in our financial statements as of the dates they are acquired.  The lease intangibles associated with property acquisitions are included in other assets and other liabilities in our condensed consolidated balance sheets.  In the event that a tenant terminates its lease, all unamortized costs are written-off as a charge to depreciation expense.

Properties Held for Sale

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the definition of a component of an entity, assuming no significant continuing involvement, requires that operating properties that are sold or classified as held for sale be accounted for as discontinued operations.  Accordingly, the results of operations of operating properties disposed of or classified as held for sale for which we have no significant continuing involvement are reflected as discontinued operations. Given the nature of real estate sales contracts, it is customary for such contracts to allow potential buyers a period of time to evaluate the property prior to committing to its acquisition.  In addition, certain conditions to the closing of a sale, such as financing contingencies, often remain following the completion of the buyer’s due diligence review.  As a result, properties under contract may not close within the expected time period, or may not close at all.  Due to these uncertainties, we generally do not classify a property as “discontinued operations” until it is sold, unless we have otherwise determined that the property meets the criteria of SFAS No. 144 and is likely to close within the time requirements.

Long-lived Assets

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable.  If there is an event or change in circumstance indicating the potential for impairment in the value of a property, we evaluate our ability to recover our net investment in the long-lived assets by comparing the carrying value (net book value) of such asset to the estimated future undiscounted cash flows over their expected useful life.  Future cash flow estimates are based on probability-weighted projections for a range of possible outcomes.

During 2007 and 2006, we determined that the carrying amounts of certain of our assets were unrecoverable, and, therefore, we wrote down such amounts to their estimated fair market values. For the years ended December 31, 2007, 2006 and 2005, $3.4 million, $86,000 and $0 of impairment losses were recognized of which $1.5 million, $86,000 and $ 0, respectively, was included in income from discontinued operations.

Cash and Cash Equivalents

We consider liquid investments with an initial maturity of three months or less to be cash equivalents.

Cash Held in Escrow

Cash held in escrow represents the cash proceeds of property sales that are being held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code.  Subsequent to year-end, we repaid $37.0 million of outstanding balances under our lines of credit with proceeds from our 2007 dispositions

Use of Estimates

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

Accounts Receivable

Accounts receivable include amounts billed to tenants and unbilled but accrued expense recoveries due from tenants.  We evaluate the probability of collection for these receivables and adjust the allowance for doubtful accounts to reflect amounts estimated to be uncollectible.  The allowance for doubtful accounts was approximately $2.2 million and $1.6 million at December 31, 2007 and December 31, 2006, respectively.

Securities

Our investments in securities are classified as available-for-sale and recorded at fair value based on current market prices.  Changes in the fair value of the securities investments are included in accumulated other comprehensive income.

As of December 31, 2007, we indirectly owned approximately 3.8 million ordinary shares of DIM Vastgoed N.V., or DIM, representing 47.9% of the total outstanding ordinary shares of DIM.   DIM is a public company organized under the laws of the Netherlands, the shares of which are listed on Euronext Amsterdam and which operates as a closed-end investment company owning and operating a portfolio of 21 shopping center properties aggregating approximately 2.6 million square feet in the southeastern United States.  DIM’s capital structure includes priority shares and ordinary shares.  The priority shares are 100% owned by a foundation that is controlled by its supervisory board.  The ordinary shares have voting rights; however, only the priority shares have the right to nominate members to the supervisory board and to approve certain other corporate matters.  As of December 31, 2007, we believe that the investment in DIM should be accounted for as an available-for-sale security because, as of that date, we were unable to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, we were unable to participate in the affairs of DIM’s supervisory board.

As of December 31, 2007, the fair value of DIM’s ordinary shares is less than the carrying amount of our total investment.  Our aggregate cost is approximately $79.1 million and, based on the closing market price on December 31, 2007, the ordinary shares of DIM had a fair value of approximately $71.3 million.  This equates to an unrealized loss of $7.8 million.  In making a judgment as to whether our investment is impaired, we consider a number of factors including, but not necessarily limited to the following:

·	our intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value;
·	our assessment of the net asset value of the properties held by DIM based upon our expertise in the shopping center real estate business;
·	the assessment by DIM’s management of its net asset value, or NAV, based upon its use of fair value accounting;
·	the financial and operational condition of DIM’s properties;
·	market and economic conditions that might affect DIM’s prospects;
·	the extent to which fair value of DIM is below our cost basis and the period of time over which the decline has existed;
·	the relevance of the market price given the thin trading in DIM shares and the concentration of share ownership between ourselves and one other institutional investor; and
·	the share-price premium that might be warranted given our ownership of a large block of the outstanding common stock.

We have evaluated the severity and duration of the possible impairment, together with the near-term prospects of DIM, the thin trading market for DIM shares and our ability and intent to hold the investment for a reasonable period sufficient for a forecasted recovery of the carrying cost.  Based upon our intent and ability to hold DIM shares, our own evaluation of the NAV of the underlying properties held by DIM, and the duration and extent of the possible impairment, we do not consider the investment to be other-than-temporarily impaired at December 31, 2007.  Changes in estimates, assumptions, or expected outcomes could impact the determination of whether a decline in value is other-than-temporary and whether the effects could materially impact our financial position or net income in future periods.  If the market value of DIM remains less than our carrying amount for an extended period of time and/or the financial condition and near-term prospects of DIM deteriorate or do not otherwise improve in the future, among other factors, we may be required to record an other than temporary impairment of the investment.

As of December 31, 2007, we owned 44,200 shares of preferred stock of a publicly-traded REIT that had a fair value of $1.04 million, a carrying amount of $1.1 million and an unrealized loss of approximately $66,000.

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

The following table reflects the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed other-than-temporarily impaired:

	As of December 31,
	2007		2006
	(In thousands)		(In thousands)
Investment	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$72,300	$7,911	$75,103	$6,349

Deferred Costs and Intangibles

Deferred costs, intangible assets included in other assets, and intangible liabilities included in other liabilities consist of loan origination fees, leasing costs and the value of intangibles when a property was acquired.  Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan using the effective interest method.  Direct salaries, third-party fees and other costs incurred by us to originate a lease are capitalized and are being amortized using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs and above-market rents that were acquired in connection with the acquisition of the properties.  Intangible liabilities consist of below-market rents that are also acquired in connection with the acquisition of properties.  Both intangible assets and liabilities are amortized using the straight-line method over the term of the related leases.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled approximately $12.5 million at December 31, 2007.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in its relationships with significant tenants.

Goodwill was included in the determination of the gain on disposal of real estate due to the disposition of certain properties. For the years ended December 31, 2007, 2006 and 2005, $595,000, $604,000 and $325,000, respectively, was included in the gain on sale.

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

On March 24, 2004, concurrent with the issuance of the $200.0 million 3.875% senior unsecured notes, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $315,000 as of December 31, 2007.  This swap converted fixed rate debt to variable rate based on the six-month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

Investments In and Advances to Unconsolidated Ventures

As of December 31, 2007, we did not have investments in unconsolidated joint ventures.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to a potential loss in rental revenue, expense recoveries, and percentage rent that is magnified as a result of the tenant renting space in multiple locations.  Generally, we do not obtain security from its national or regionally based tenants in support of their lease obligations to us.  We regularly monitor our tenant base to assess potential concentrations of credit risk.  As of December 31, 2007, Publix Super Markets accounted for over 10% of our annualized minimum rent, or approximately $19.1 million of annualized minimum rent.  No other tenant accounts for over 5% of our annualized minimum rent.

Earnings Per Share

Earnings per share are accounted for in accordance with SFAS No. 128, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations.  Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  We calculate the dilutive effect of stock-based compensation arrangements using the treasury stock method.   This method assumes that the proceeds we receive from the exercise of stock options and non-vested stock are used to repurchase common shares in the market.  The adoption of SFAS No. 123(R), “Share-Based Payment”, requires that we include as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options and vesting of the restricted shares.

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

At December 31, 2007 and 2006, the accompanying financial statement basis of assets and liabilities exceeds the tax basis by approximately $356.0 million and $225.5 million, respectively.

The following summarizes the tax status of dividends paid:

	Years Ended December 31,
	2007	2006	2005
Dividend paid per share	$1.20	$2.20	$1.17
Ordinary income	51.26%	23.62%	68.17%
Return of capital	20.41%	29.86%	26.92%
Capital gains	28.33%	46.52%	4.91%

Stock-Based Compensation

Cumulative Effect of Change in Accounting Principle

Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under APB No. 25, no stock-based compensation costs were recognized in the statement of operations as our options granted had an exercise price equal to the market value of our common shares on the date of grant.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method.  Under this transition method, compensation costs recognized beginning January 1, 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  We use the binomial model to value stock options.

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

Share-Based Compensation Subsequent to the Adoption of SFAS 123(R)

Share-based compensation expense charged against earnings for the years ended December 31, 2007 and 2006 is summarized as follows:

	2007	2006
	(In thousands)

Restricted Stock	$5,234	$5,543
Options	1,799	747
Employee stock purchase plan	12	12
less: amounts capitalized	(494)	(178)
Net share-based compensation expense	$6,551	$6,124

Pro Forma Information for Periods Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to our stock-based compensation for the year ended December 31, 2005:

		2005
(in thousands, except per share amounts)

Net Income	As reported	$92,741

Add:	Stock-based employee compensation expense included in reported net income	5,660

Deduct:	Total fair value stock-based employee compensation expense for all awards	(6,486)
	Proforma	$91,915

Basic earnings per share	As reported	$1.26
	Proforma	$1.24

Diluted earnings per share	As reported	$1.24
	Proforma	$1.23

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS  No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  Subsequent to the adoption of SFAS No. 159, changes in fair value for the particular instruments shall be reported in earnings.  Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items.  The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are not electing to measure our financial assets or financial liabilities at fair value pursuant to this standard.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”  (SFAS 141(R)).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard may have an impact on the accounting for certain costs related to our future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160) which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and non-controlling interest.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

Fair value of financial instruments

The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methods.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.  We have used the following market assumptions and/or estimation methods:

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

Available for Sale Securities.  The fair value estimated at December 31, 2007 and 2006 was $72.3 million and $75.1 million, respectively, based on the closing market prices of the securities. The unrealized holding loss was $7.9 million at December 31, 2007, and $6.3 million at December 31, 2006.

Mortgage Notes Payable. The fair value estimated at December 31, 2007 and 2006 was $426.4 million and $413.4 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms.

Unsecured Revolving Credit Facilities. The fair value was estimated by using the current rates at which similar loans would be made and remaining terms.  The carrying amounts reported in the balance sheets approximate fair value.

Unsecured Senior Notes Payable.  The fair value estimated at December 31, 2007 and 2006 was $704.7 million and $568.8 million, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms.

3.           Properties

The following table is a summary of the composition of properties in the consolidated balance sheets:

	December 31,
	2007	2006
	(thousands)

Land and land improvements	$891,431	$802,925
Building and building improvements	1,116,936	1,054,467
Tenant improvements	39,626	39,451
	2,047,993	1,896,843
Less: accumulated depreciation	(172,651)	(144,825)
Income-producing property, net	$1,875,342	$1,752,018

Acquisitions

The following table reflects the individual properties that were acquired during 2007:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In thousands)

01/09/07	Concord Shopping Plaza	Miami, FL	298,986	$48,433
02/07/07	Shelby Plaza Land	Shelby, NC	N/A	505
02/15/07	Alafaya Commons Outparcel	Orlando, FL	N/A	2,146
03/09/07	Buckhead Station	Atlanta, GA	233,930	68,000
06/13/07	Shoppes of Sunset	Miami, FL	21,704	5,000
06/21/07	Medical & Merchants - Crown Bank Outparcel	Jacksonville, FL	3,392	1,333
11/01/07	Sunset II	Miami, FL	27,767	5,400
11/06/07	Concord Outparcel	Miami, FL	N/A	2,400
	Total			$133,217

No equity interests were issued or issuable in connection with the above purchases and no contingent payments, options or commitments are provided for in the agreements.  No goodwill was recorded in conjunction with any of the individual property acquisitions.

The amounts assigned to intangibles consisting of in-place leases, lease origination costs, above-market leases and below-market leases are $12.2 million, $3.5 million, $3.0 million and ($21.2 million), respectively.  The weighted average amortization period is 4.6 years.

4.           Accounts and Other Receivables

The following table is a summary of the composition of accounts and other receivables in the consolidated balance sheets:

	December 31,
	2007	2006
	(in thosands)

Tenants	$15,654	$18,312
Other	737	2,264
Allowance for doubtful accounts	(2,243)	(1,609)
Total accounts and other receivables, net	$14,148	$18,967

5.           Other Assets

The following is a summary of the composition of other assets in the consolidated balance sheets:

	December 31,
	2007	2006
	(In thousands)
Notes receivable	$69	$4,800
Deposits and escrow impounds	9,175	11,909
Deferred financing fees, net	6,474	6,307
Leasing commissions, net	10,743	11,134
Intangible assets, net	18,649	20,579
Furniture and equipment, net	2,370	2,700
Prepaid and other assets	14,949	17,927
Total other assets	$62,429	$75,356

All amounts included as intangible assets (other than goodwill) are subject to amortization.  The gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2007 and 2006 was $18.8 million and $14.9 million, and accumulated amortization of $6.6 million and $3.8 million, respectively, for in-place leases, $5.7 million and $5.0 million, and accumulated amortization of $2.2 million and $1.3 million, respectively, for lease origination costs; $4.7 million and $4.8 million, and accumulated amortization of $1.7 million, and $755,000, respectively, for above-market leases; and $8,000 and $1.8 million accumulated amortization of $1,000 and $38,000, respectively, for lease incentives. For the years ended December 31, 2007, 2006 and 2005, the amortization for intangible assets was $1.2 million, $1.8 million and $624,000 respectively.  The amortization for the next five years for the recorded intangible assets is approximately $4.1 million, $3.4 million, $2.7 million, $2.1 million and $1.7 million , respectively. The amortization for the next five years for the recorded intangible liabilities is approximately $5.0 million, $4.6 million, $3.1 million, $2.3 million and $1.8 million, respectively.

 6.           Borrowings

The following is a summary of our borrowings, consisting of mortgage notes payable, unsecured senior notes payable and unsecured revolving credit facilities:

	December 31,
	2007	2006
Mortgage Notes Payable	(In thousands)

Fixed rate mortgage loans	$397,112	$391,647
Unamortized net premium on mortgage notes payable	10,455	10,463
Total	$407,567	$402,110

The weighted average interest rate of the mortgage notes payable at December 31, 2007 and December 31, 2006 was 7.42% and 7.26%, respectively, excluding the effects of the net premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $74.9 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, we will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing.  Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated.  Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

	December 31,
	2007	2006
	(In thousands)
Unsecured Senior Notes Payable
3.875% Senior Notes, due 4/15/09	$200,000	$200,000
Fair value of interest rate swap	(315)	(3,813)
7.84% Senior Notes, due 1/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	120,000	120,000
6.0% Senior Notes, due 9/15/16	125,000	125,000
6.25% Senior Notes, due 1/15/17	125,000	125,000
6.0% Senior Notes, due 9/15/17	150,000	-
Unamortized net premium (discount) on unsecured senior notes payable	(413)	(141)
Total	$744,272	$591,046

The weighted average interest rate of the unsecured senior notes at December 31, 2007 and 2006 was 5.67% and 5.58%, respectively, excluding the effects of the interest rate swap and net premium adjustment.  In April 2007, we completed a private placement of $150.0 million senior unsecured notes that mature on September 15, 2017.  Interest is due semi-annually on March 15 and September 15 of each year, with the first payment paid on September 15, 2007.  The notes were issued at a discount of $151,500 that is being amortized as interest expense over the life of the notes.  The notes are guaranteed by certain of our subsidiaries. On December 5, 2007, we completed an exchange offer of registered notes for the private placement notes.

The indentures under which our unsecured senior notes were issued have several covenants, which limit the ability to incur debt, require us to maintain an unencumbered assets ratio above a specified level and limit the ability to consolidate, sell, lease, or convey substantially all of the assets to, or merge with any other entity.  These notes have also been guaranteed by most of our subsidiaries.

On March 24, 2004, we swapped $100.0 million notional principal of the $200.0 million, 3.875% senior notes to a floating interest rate based on the six-month LIBOR in arrears plus 0.4375%.  The swap matures April 15, 2009, concurrent with the 3.875% senior notes.

	December 31,
	2007	2006
Unsecured Revolving Credit Facilities	(In thousands)

Wells Fargo	$37,000	$76,500
City National Bank	-	-

Total	$37,000	$76,500

In January 2006, we entered into an amended and restated unsecured revolving credit facility, with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent.  This facility has a maximum principal amount of $275.0 million and bears interest at our option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of our senior unsecured notes or (ii) Federal Funds Rate plus 0.5%. The facility is guaranteed by most of our subsidiaries.  Based on our current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option, which allows us to conduct auctions among the participating banks for borrowings in an amount not to exceed $137.5 million, a $35.0 million swing line facility for short term borrowings, and a $20.0 million letter of credit commitment.  At our request, the facility may be increased up to a total commitment of $400.0 million.  The facility expires January 17, 2009 with a one-year extension option.  In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility.  If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends. The interest rate in effect at December 31, 2007 and December 31, 2006, was 5.00% and 5.65%, respectively.  The facility also provides collateral for $3.2 million in outstanding letters of credit.

We have a $5.0 million unsecured credit facility with City National Bank of Florida, of which there was no outstanding balance at December 31, 2007 and December 31, 2006.  This facility also provides collateral for $1.4 million in outstanding letters of credit.  In addition, we also have an additional $55,000 outstanding letter of credit with Bank of America.

As of December 31, 2007, the availability under the various credit facilities was approximately $238.4 million net of outstanding balances and letters of credit.

Principal maturities (including scheduled amortization payments) of the notes payable as of December 31, 2007 are as follows:

Principal Maturities Year ending December 31,	Amount
(In thousands)
2008	$34,090
2009	228,843
2010	119,268
2011	102,197
2012	72,645
Thereafter	622,069
Total	$1,179,112

Interest costs incurred, excluding amortization of discount/premium, were $72.4 million, $64.8 million and $60.5 million in the years ended December 31, 2007, 2006, 2005, respectively, of which $3.2 million, $5.8 million and $3.4 million were capitalized, respectively.

7.	Consolidating Financial Information

As of December 31, 2007, most of our subsidiaries have guaranteed the Company’s unsecured senior debt.  The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet As of December 31, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$320,703	$1,258,413	$378,123	$-	$1,957,239
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	81,989	43,874	91,282	-	217,145
Total Assets	$1,031,001	$1,302,287	$469,405	$(628,309)	$2,174,384

LIABILITIES
Mortgage notes payable	$45,366	$134,311	$217,435	$-	$397,112
Unsecured revolving credit facilities	37,000	-	-	-	37,000
Unsecured senior notes payable	744,685	-	-	-	744,685
Unamortized premium on notes payable	(310)	3,379	6,973	-	10,042
Other liabilities	69,775	15,536	(16,687)	-	68,624
Total Liabilities	896,516	153,226	207,721	-	1,257,463

MINORITY INTEREST	-	-	-	989	989

STOCKHOLDERS’ EQUITY	134,485	1,149,061	261,684	(629,298)	915,932
Total Liabilities and Stockholders' Equity	$1,031,001	$1,302,287	$469,405	$(628,309)	$2,174,384

Condensed Balance Sheet As of December 31, 2006	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$355,817	$1,003,181	$526,713	$-	$1,885,711
Investment in affiliates	700,622	140,134	(201,618)	(639,138)	-
Other assets	48,917	38,575	96,572	-	184,064
Total Assets	$1,105,356	$1,181,890	$421,667	$(639,138)	$2,069,775

LIABILITIES
Mortgage notes payable	$47,113	$99,867	$244,667	$-	$391,647
Unsecured revolving credit facilities	76,500	-	-	-	76,500
Unsecured senior notes payable	591,187	-	-	-	591,187
Unamortized premium on notes payable	11	2,346	7,965	-	10,322
Other liabilities	26,217	28,623	18,612	-	73,452
Total Liabilities	741,028	130,836	271,244	-	1,143,108

MINORITY INTEREST	-	-	-	989	989

STOCKHOLDERS’ EQUITY	364,328	1,051,054	150,423	(640,127)	925,678
Total Liabilities and Stockholders' Equity	$1,105,356	$1,181,890	$421,667	$(639,138)	$2,069,775

Condensed Statement of Operations for the year ended December 31, 2007	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$32,889	$115,901	$40,937	$-	$189,727
Expense recoveries	9,507	30,577	13,439	-	53,523
Percentage rent	194	1,292	714	-	2,200
Management and leasing services	-	1,163	-	-	1,163
Total revenue	42,590	148,933	55,090	-	246,613

EQUITY IN SUBSIDIARIES EARNINGS	103,208	-	-	(103,208)	-

COSTS AND EXPENSES:
Property operating	10,919	38,704	14,877	-	64,500
Management and leasing services	-	963	-	-	963
Rental property depreciation and amortization	7,059	29,098	9,946	-	46,103
General and administrative	22,621	3,109	116	-	25,846
Total costs and expenses	40,599	71,874	24,939	-	137,412

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	105,199	77,059	30,151	(103,208)	109,201

OTHER INCOME AND EXPENSES:
Investment income	1,147	34	6,148	-	7,329
Other income	310	-	-	-	310
Interest expense	(43,381)	(8,293)	(14,989)	-	(66,663)
Amortization of deferred financing fees	(1,474)	(76)	(130)	-	(1,680)
Gain on the sale of real estate	1,027	1,510	-	-	2,537
Loss on the sale of fixed assets	(283)	-	-	-	(283)
Impairment loss	-	-	(1,851)	-	(1,851)

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	62,545	70,234	19,329	-	48,900
Minority Interest	-	-	(112)	(103,208)	(112)

INCOME FROM CONTINUING OPERATIONS	62,545	70,234	19,217	(103,208)	48,788

DISCONTINUED OPERATIONS:
Operations of income producing-properties sold or held for sale	418	1,460	(166)	-	1,712
Gain on disposal of income-producing properties	6,422	9,761	2,702	-	18,885
Income from discontinued operations	6,840	11,221	2,536	-	20,597

NET INCOME	$69,385	$81,455	$21,753	$(103,208)	$69,385

Condensed Statement of Operations for the year ended December 31, 2006	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$34,766	$90,610	$46,226	$-	$171,602
Expense recoveries	9,474	26,289	13,313	-	49,076
Percentage rent	178	1,303	551	-	2,032
Management and leasing services	-	2,067	-	-	2,067
Total revenue	44,418	120,269	60,090	-	224,777

EQUITY IN SUBSIDIARIES EARNINGS	203,222	-	-	(203,222)	-

COSTS AND EXPENSES:
Property operating	10,387	36,319	14,455	-	61,161
Management and leasing services	275	1,406	180	-	1,861
Rental property depreciation and amortization	6,785	22,047	11,480	-	40,312
General and administrative	25,851	3,906	-	-	29,757
Total costs and expenses	43,298	63,678	26,115	-	133,091

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	204,342	56,591	33,975	(203,222)	91,686

OTHER INCOME AND EXPENSES:
Investment income	2,883	265	4,339	-	7,487
Equity in income of unconsolidated joint ventures	-	1,650	-	-	1,650
Other income	389	-	-	-	389
Interest expense	(33,040)	(5,771)	(15,172)	-	(53,983)
Amortization of deferred financing fees	(1,280)	(76)	(129)	-	(1,485)
Gain on the sale of real estate	-	5,651	1,286	-	6,937
Gain (loss) on extinguishment of debt	457	-	(292)	-	165

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	173,751	58,310	24,007	(203,222)	52,846
Minority Interest	-	-	(206)	-	(206)

INCOME FROM CONTINUING OPERATIONS	173,751	58,310	23,801	(203,222)	52,640

DISCONTINUED OPERATIONS:
Operations of income producing-properties sold or held for sale	2,144	7,582	(579)	-	9,147
Gain on disposal of income-producing properties	1,060	108,337	5,771	-	115,168
Income from discontinued operations	3,204	115,919	5,192	-	124,315

NET INCOME	$176,955	$174,229	$28,993	$(203,222)	$176,955

Condensed Statement of Operations for the year ended December 31, 2005	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$34,929	$79,753	$42,454	$-	$157,136
Expense recoveries	9,104	20,695	12,662	-	42,461
Percentage rent	173	947	566	-	1,686
Management and leasing services	50	448	-	-	498
Total revenue	44,256	101,843	55,682	-	201,781

EQUITY IN SUBSIDIARIES EARNINGS	91,447	-	-	(91,447)	-

COSTS AND EXPENSES:
Property operating	10,054	28,560	12,741	-	51,355
Management and leasing services	-	229	-	-	229
Rental property depreciation and amortization	6,292	18,174	9,001	-	33,467
General and administrative	16,962	2,478	294	-	19,734
Total costs and expenses	33,308	49,441	22,036	-	104,785

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	102,395	52,402	33,646	(91,447)	96,996

OTHER INCOME AND EXPENSES:
Investment income	7,503	280	158	-	7,941
Interest expense	(22,891)	(7,910)	(16,507)	-	(47,308)
Amortization of deferred financing fees	(1,209)	(57)	(183)	-	(1,449)

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	85,798	44,715	17,114	(91,447)	56,180
Minority Interest	(78)	-	(110)	-	(188)

INCOME FROM CONTINUING OPERATIONS	85,720	44,715	17,004	(91,447)	55,992

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	3,155	20,305	1,829	-	25,289
Gain on disposal of income-producing properties	3,866	3,837	3,757	-	11,460
Income from discontinued operations	7,021	24,142	5,586	-	36,749

NET INCOME	$92,741	$68,857	$22,590	$(91,447)	$92,741

Condensed Statement of Cash Flows for the year ended December 31, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash provided by operating activities	(17,171)	95,255	28,932	107,016

INVESTING ACTIVITIES:
Additions to and purchase of rental property	(2,421)	(106,323)	1,157	(107,587)
Purchased s of land held for development	-	(2,529)	(122)	(2,651)
Additions to construciton in progress	(58)	(14,256)	(898)	(15,212)
Proceeds from disposal of rental properties	29,833	37,793	3,647	71,273
Increase in cash held in escrow	(52,913)	-	-	(52,913)
Proceeds from sale of securities	2,822	-	-	2,822
Cash used to purchase securities	(1,181)		-	(1,181)
Addtions to notes receivable	-	(14)		(14)
Proceeds from repayment of notes receivable	4,706	26	13	4,745
Increase in deferred financing costs	(3,884)	-	-	(3,884)
Advances from (to) affiliates	22,271	(3,157)	(19,114)	-
Net cash (used in) provided by investing activities	(825)	(88,460)	(15,317)	(104,602)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,860)	(6,795)	(13,615)	(22,270)
Net repayments under revolving credit facilities	(39,500)	-	-	(39,500)
Proceeds from senior debt offering	148,874	-	-	148,874
Cash paid for settlement of interest rate contracts	(2,498)	-	-	(2,498)
Increase in deferred financing costs	(878)	-	-	(878)
Stock issuance costs	3,882	-	-	3,882
Cash dividends paid to stockholders	(88,599)	-	-	(88,599)
Distributions to minority interest	(112)	-	-	(112)
Net cash used in financing activities	19,309	(6,795)	(13,615)	(1,101)

Net increase in cash and cash equivalents	1,313	-	-	1,313
Cash and cash equivalents at beginning of the period	-	-	-	-
Cash and cash equivalents at end of the period	$1,313	$-	$-	$1,313

Condensed Statement of Cash Flows for the year ended December 31, 2006	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash provided by operating activities	$(39,286)	$106,419	$27,510	$94,643

INVESTING ACTIVITIES:
Additions to and purchase of rental property	(5,648)	(72,671)	(107,687)	(186,006)
Land held for development	-	(20,740)	(25,044)	(45,784)
Additions to construction in progress	(2,462)	(32,011)	(12,956)	(47,429)
Proceeds from disposal of rental properties	2,569	381,348	27,173	411,090
Increase in cash held in escrow	(1,547)	-	-	(1,547)
Increase in deferred leasing costs	(810)	(4,505)	(848)	(6,163)
Additions to notes receivable		(18)	(15)	(33)
Proceeds from repayment of notes receivable	5,693	28	14	5,735
Proceeds from sale of securities	12,852	-	-	12,852
Cash used to purchase securities	(434)	-	(29,403)	(29,837)
Advances from (to) affiliates	151,090	(330,322)	179,232	-
Distributions from unconsolidated joint ventures from sale of property	-	-	1,935	1,935
Net cash (used in) provided by investing activities	161,303	(78,891)	32,401	114,813

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,619)	(27,350)	(59,911)	(88,880)
Net repayments under revolving credit facilities	(16,665)	-	.	(16,665)
Proceeds from senior debt offering	246,868	-	-	246,868
Repayment of senior debt	(125,000)	-	-	(125,000)
Increase in deferred financing costs	(1,947)	-	-	(1,947)
Proceeds from issuance of common stock	8,083	-	-	8,083
Repayment of notes receivable from issuance of common stock	65	-	-	65
Stock issuance costs	(69)	-	-	(69)
Repurchase of common stock	(69,103)	-	-	(69,103)
Cash dividends paid to stockholders	(162,704)	-	-	(162,704)
Distributions to minority interest	(28)	(178)	-	(206)
Net cash used in financing activities	(122,119)	(27,528)	(59,911)	(209,558)

Net increase in cash and cash equivalents	(102)	-	-	(102)
Cash and cash equivalents at beginning of the period	102	-	-	102
Cash and cash equivalents at end of the period	$-	$-	$-	$-

Condensed Statement of Cash Flows for the year ended December 31, 2005	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash provided by operating activities	$(2,477)	$90,685	$28,984	$117,192

INVESTING ACTIVITIES:
Additions to and purchase of rental property	(2,673)	(31,991)	(1,417)	(36,081)
Land held for development	(1,215)	(28,075)	-	(29,290)
Additions to construction in progress	-	(15,551)	(7,507)	(23,058)
Proceeds from disposal of rental properties	15,482	12,682	15,860	44,024
Increase in cash held in escrow	(51)	-	-	(51)
Increase in deferred leasing costs	(1,239)	(3,962)	(676)	(5,877)
Additions to notes receivable	(4,215)	(12)	-	(4,227)
Proceeds from repayment of notes receivable	18	17	5	40
Proceeds from sale of securities	32,764	-	-	32,764
Cash used to purchase securities	(12,212)	-	(48,391)	(60,603)
Advances from (to) affiliates	(36,139)	(1,915)	38,054	-
Distributions to unconsolidated joint ventures from sale of property	-	-	(12)	(12)
Net cash (used in) provided by investing activities	(9,480)	(68,807)	(4,084)	(82,371)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,513)	(21,828)	(24,790)	(48,131)
Net repayments under revolving credit facilities	(53,835)	-	.	(53,835)
Proceeds from senior debt offering	118,606	-	-	118,606
Increase in deferred financing costs	(463)	-	-	(463)
Proceeds from issuance of common stock	31,510	-	-	31,510
Stock issuance costs	(181)	-	-	(181)
Repayment of notes receivable from issuance of common stock	85	-	-	85
Cash dividends paid to stockholders	(87,272)	-	-	(87,272)
Distributions to minority interest	-	(50)	(110)	(160)
Net cash used in financing activities	6,937	(21,878)	(24,900)	(39,841)

Net increase in cash and cash equivalents	(5,020)	-	-	(5,020)
Cash and cash equivalents at beginning of the period	5,122	-	-	5,122
Cash and cash equivalents at end of the period	$102	$-	$-	$102

9.           Property Held for Sale and Dispositions

Portfolio Dispositions

In April 2006, we sold 29 of our properties located in Texas (the “Texas Properties”) to EQYInvest Texas, LLC, a Delaware limited liability company, in which we retained a 20% interest (the “JV”).  In connection with the sale, we agreed to manage and lease the Texas Properties on behalf of the JV.  In December 2006, we disposed of our 20% interest in the JV, but continued to manage and lease the properties under the management agreement.  As of May 31, 2007, all services provided under that agreement ceased.

We had guaranteed the joint venture an operating return based on certain predetermined targets for the first twelve months following the sale, which required us to pay to the joint venture an amount up to $2.0 million in the event that the joint venture did not achieve its targeted operating returns.  We had also agreed to fund remaining construction costs to complete various projects in an amount up to $1.6 million.  In August 2007, we paid approximately $1.5 million and $1.6 million, respectively, for each guarantee. As of December 31, 2007, we have fulfilled all obligations related to the joint venture.

Individual Property Dispositions

As of December 31, 2007, one parcel of land was held for sale with a net book value of $323,000.

The following table reflects individual properties sold during 2007:

Date	Property	City, State	Gross Leasable Area	Sales Price	Gain (loss) On Sale
			(In square feet)	(In thousands)
Income-producing properties
01/11/07	Pinhook Plaza Office Building	Lafayette, LA	4,406	$350	$266
03/14/07	Eustis Square Shopping Center	Eustis, FL	126,791	7,100	1,454
11/19/07	Commonwealth	Jacksonville, FL	81,467	7,307	3,290
12/11/07	Monument Point	Jacksonville, FL	75,128	6,000	2,664
12/11/07	Skipper Palms	Tampa, FL	86,355	7,750	2,656
12/13/07	Colony Square	Fitzgerald, GA	50,000	575	(13)
12/13/07	West Towne Square	Rome, GA	89,596	3,575	(92)
12/20/07	Parkmore Plaza	Pensacola, FL	159,093	9,100	3,047
12/20/07	Pensacola Plaza	Pensacola, FL	56,098	2,800	678
12/20/07	Shelby Plaza	Shelby, NC	103,200	3,815	986
12/20/07	Smyrna Village	Smyrna, TN	83,334	8,350	2,023
12/20/07	Spring Valley	Columbia, SC	75,415	7,900	1,698
12/20/07	Westgate	Mobile, AL	64,378	5,100	820
12/31/07	Plaza North	Hendersonville, NC	47,240	2,300	(826)
	Subtotal			$72,022	$18,651

Sale of real estate
03/22/07	Venice Plaza Outparcel	Venice, FL	N/A	$1,500	$1,028
06/13/07	Shops of Hampton Oaks Outparcel	Atlanta, GA	N/A	1,300	303
06/29/07	Winchester Plaza Outparcel	Huntsville, AL	N/A	550	254
08/31/07	Winchester Plaza Outparcel	Huntsville, AL	N/A	575	408
11/19/07	Commonwealth Land	Jacksonville, FL	N/A	1,118	347
12/20/07	Shelby Land	Shelby, NC	N/A	450	197
	Subtotal			$5,493	$2,537

	Total			$77,515	$21,188

Pursuant to SFAS No. 144, the accompanying statements of operations have been retrospectively adjusted to reflect the classification of discontinued operations.  The summary selected operating results for income-producing properties disposed of or designated as held for sale as of December 31, 2007, 2006 and 2005 with no significant continuing involvement, are as follows:

	2007	2006	2005
	(In thousands)

Rental Revenue:	$8,206	$23,237	$53,458
Expenses:
Property operating expenses	2,635	6,193	13,451
Rental property depreciation and amortization	1,411	4,479	9,980
Interest expense	444	1,539	4,675
Amortization of deferred financing fees	4	18	63
Other (income) expense	2,000	1,861	-
Operations of income-producing properties sold or held for sale	$1,712	$9,147	$25,289

10.           Stockholders’ Equity and Earnings Per Share

Common Stock

The following table reflects the change in number of shares of common stock issued for the year ended December 31, 2007:

	Common Stock	Options Exercised	Total
	(In thousands)

Board of Directors*	29	141	170
Officers*	83	267	350
Employees and other	20	5	25
Total	132	413	545

*Net of shares surrendered on the exercise of options.

Common Stock Repurchases

In May 2006, we commenced a program to repurchase up to $100.0 million of the Company’s outstanding common stock.  During the period May 2006 through December 2006, through periodic open-market transactions or through privately negotiated transactions, we repurchased and retired 3.0 million common shares, at an average purchase price of $22.68 per share, at an aggregate cost of $69.1 million.  No common stock repurchases were made during 2007.

Dividend Reinvestment Plan

We had a Dividend Reinvestment and Share Purchase Plan whereby stockholders could invest cash distributions and make optional cash purchases of our common stock.  Effective March 2006, the plan was suspended, with approximately 5.4 million shares still available for sale.

Earnings per Share

The following is a reconciliation of the amounts of net income and shares of common stock used in calculating basic and diluted per-share income (“EPS”) for the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Net Income	$69,385

Basic EPS
Income attributable to common stockholders	$69,385	73,091	$0.95

Effect of Dilutive Securities
Walden Woods Village, Ltd.	112	94
Unvested restricted stock using the treasury method		99
Common stock options using the treasury method		78
	112	271
Diluted EPS
Income attributable to common stockholders assuming conversions	$69,497	73,362	$0.95

Options to purchase 119,660 shares of common stock at prices ranging from $26.41 to $28.05 per share were outstanding at December 31, 2007, but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

	For the Year Ended December 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Net Income	$176,955

Basic EPS
Income attributable to common stockholders	$176,955	73,598	$2.40

Effect of Dilutive Securities
Walden Woods Village, Ltd.	206	94
Unvested restricted stock	-	439
Stock options	-	193
	206	726
Diluted EPS
Income attributable to common stockholders assuming conversions	$177,161	74,324	$2.38

Options to purchase 1.8 million shares of common stock at prices ranging from $24.12 to $28.05 per share were outstanding at December 31, 2006, but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

	For the Year Ended December 31, 2005
	(In thousands, except per share amounts)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net Income	$92,741

Basic EPS
Income attributable to common stockholders	$92,741	73,840	$1.26

Effect of Dilutive Securities
Walden Woods Village, Ltd.	109	94
Unvested restricted stock	-	575
Stock options	-	281
	109	950
Diluted EPS
Income attributable to common stockholders assuming conversions	$92,850	74,790	$1.24

Options to purchase 10,000 shares of common stock at $23.52 per share were outstanding at December 31, 2005, but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

11.           Share-Based Compensation and Other Benefit Plans

On October 23, 1996, we adopted the Equity One, Inc. 1995 Stock Option Plan (the “Plan”), which was amended December 10, 1998.  The purpose of the Plan is to further our growth by offering incentives to our directors, officers and other key employees, and to increase stock ownership by these directors, officers and employees.  The effective date of the Plan was January 1, 1996.  The maximum number of shares of common stock as to which options may be granted under this Plan is 1.0 million shares, which is reduced each year by the required or discretionary grant of options. The term of each option is determined by the compensation committee of our Board of Directors, but in no event can be longer than ten years from the date of the grant.  The vesting of the options is determined by the committee, in its sole and absolute discretion, at the date of grant of the option.

On June 23, 2000, we, with shareholder approval, adopted the Equity One 2000 Executive Incentive Compensation Plan (the “2000 Plan”).  The 2000 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property.  The persons eligible to receive an award under the 2000 Plan are our officers, directors, employees and independent contractors.  Following an amendment to the 2000 Plan, approved by our stockholders on June 4, 2007, the total number of shares of common stock that may be issuable under the 2000 Plan is 8.5 million shares, plus (i) the number of shares with respect to which options previously granted under the 2000 Plan terminate without being exercised, and (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements.  In an amendment to the 2000 Plan approved by our stockholders in July 2004, the compensation committee expanded the list of business criteria that the committee may use in granting performance awards and annual incentive awards under the 2000 Plan intended to qualify for the exclusions from the limitations of Section 162(m) of the Internal Revenue Code and modified the definition of a “change of control” to include, in addition to other instances, following approval by stockholders of any reorganization, merger or consolidation or other transaction or series of transactions if persons who were stockholders immediately prior to such reorganization, merger or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merger or consolidated company’s then outstanding voting securities (previously the threshold was 26%). The 2000 Plan will terminate on the earlier of the day before the tenth anniversary of the stockholders’ approval of the 2000 Plan or the date on which all shares reserved for issuance under the 2000 Plan have been issued.

Options

As of December 31, 2007, we have options outstanding under four share-based compensations plans.  The 2000 Plan authorized the grant of options, common stock and other share-based awards for up to 8.5 million shares of common stock, of which 3.7 million shares are available for issuance.  The IRT Property Company 1998 Long Term Incentive Plan similarly authorized the grant of options, common stock and other share-based awards for up to 1,462,500 shares of common stock, of which 14,400 shares are available for issuance.  The Plan authorized the grant of option awards for up to 1.0 million shares of common stock, all of which have been issued.  The IRT Property Company 1989 Stock Option Plan authorized the grant of stock options and other share-based awards for up to 956,250 shares of common stock, of which no shares are available for issuance. In addition, in connection with the initial employment of Jeffrey S. Olson, our Chief Executive Officer, we issued Mr. Olson 364,660 options to purchase 364,660 shares of common stock.

The term of each award is determined by our compensation committee, but in no event can be longer than ten years from the date of the grant.  The vesting of the awards is determined by the committee, in its sole and absolute discretion, at the date of grant of the award.  Dividends are paid on unvested shares of restricted stock.  Certain options and share awards provide for accelerated vesting if there is a change in control, as defined in the 2000 Plan.

The fair value of each option award during 2007 is estimated on the date of grant using the binomial option-pricing model.  Expected volatilities, dividend yields, employee exercises and employee terminations are primarily based on historical data.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and charges to expense such amounts to earnings ratably over the vesting period. For grants with a graded vesting schedule we have elected to recognize compensation expense on a straight-line basis.

The following is a summary of our stock option activity for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding at the beginning of the year	2,437	$22.82	977	$16.00	1,481	$14.52
Granted	305	23.40	1,843	24.77	106	20.89
Exercised	(412)	17.36	(383)	14.85	(596)	13.26
Forfeited or expired	(5)	27.28	-	-	(14)	12.93
Outstanding at the end of the year	2,325	$23.85	2,437	$22.82	977	$16.00

Vested at the end of year	678	$22.29	168	$14.93	428	$14.11

Weighted average fair value of options granted during the year		$3.43		$3.17		$4.48

Cash received from stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $3.8 million, $3.0 million and $2.1 million, respectively.

At December 31, 2007, the aggregate intrinsic value of outstanding unvested options that are expected to vest was less than the exercise price and the intrinsic value of options exercisable was $498,300.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3.9 million, $3.6 million and $7.8 million, respectively.

The fair value of each option grant was estimated on the grant date using a binomial option-pricing model with the following assumptions for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Dividend Yield	5.1%	4.7% - 5.0%	5.0%
Risk-free interest rate	4.1% - 4.9%	4.6% - 4.8%	4.0% - 4.2%
Expected option life (years)	4.3	3.0 - 3.3	10
Expected volatility	20.0% - 22.0%	20.0%	19.0% - 22.0%

In determining the fair value of the option grants made during 2007, management included in the assumptions the probability of involuntary early exercise based on historical patterns, actuarial data, and potential change of control events.

The options were granted with an exercise price equivalent to the current stock price on the grant date or the ten-day average of the stock price prior to the grant date.

The following table summarizes information about outstanding stock options as of December 31, 2007:

Options Outstanding			Options Exercisable
	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Exercisable
	(In thousands)	(In years)	(In thousands)
Exercise Price
$10.00-10.99	42	0.80	42
$11.00-11.99	1	0.50	1
$13.00-13.99	5	4.40	5
$17.00-17.99	135	6.00	135
$23.00-23.99	285	9.80	10
$24.00-24.99	1,237	8.70	310
$25.00-25.99	500	8.90	125
$26.00-26.99	95	8.80	42
$28.00-28.99	25	8.90	8
	2,325		678

Restricted Stock Grants

Our compensation committee grants restricted stock to our officers, directors, and other employees.  Vesting periods for the restricted stock are determined by our compensation committee.  We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and expense such amounts ratably over the vesting period.  As of December 31, 2007, we had 492,000 shares of non-vested restricted stock grants outstanding.

The following table provides a summary of restricted stock activity:

	Unvested Shares	Weighted-Average Price
	(In thousands)

Unvested at December 31, 2006	381	$23.58
Granted	393	26.38
Vested	(252)	24.13
Forfeited	(30)	23.75
Unvested at December 31, 2007	492	$25.52

As of December 31, 2007, there was $16.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans.  This cost is expected to be recognized over the next 4.0 years.   The total vesting-date value of the shares that vested during the year ended December 31, 2007 was $4.0 million.

 401(k) Plan

We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law.  We match 100% of each employee’s contribution up to 3.0% of the employee’s annual compensation and, thereafter, match 50% of the next 3.0% of the employee’s annual compensation. Employee’s contributions and our matching contributions vest immediately. Our contributions to the 401(k) Plan for the years ended December 31, 2007, 2006 and 2005 were $249,000, $295,000, and $288,000, respectively. Effective January 1, 2007, the 401(k) Plan discontinued purchasing publicly traded shares of the Company’s common stock as matching contributions.

Deferred Compensation Plan

During 2005, we established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation.  The deferred compensation liability (included in accounts payable in the accompanying balance sheet) was $569,000 at December 31, 2007.  We have established a grantor trust (Rabbi Trust) to provide funding for benefits payable under this plan.  The assets held in the trust at December 31, 2007 amounted to $569,000.  The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities.  These assets are included in other assets in the accompanying balance sheets.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) (implemented in October 2004), our employees, including our directors who are employees, are eligible to participate in quarterly plan offerings in which payroll deductions may be used to purchase shares of  our common stock.  The purchase price per share is 90% of the average closing price per share of our common stock on the NYSE on the five trading days that immediately precede the date of purchase, provided, however, that in no event shall the exercise price per share of common stock on the exercise date of an offering period be less than the lower 85% of (i) the market price on the first day of the offering period or (ii) the market price on the exercise date.

Long-Term Incentive Compensation Plans

Three of our executive officers are eligible for long-term incentive compensation subject to a performance-based schedule at the end of an approximate four-year performance period. In order for participants to receive compensation, our Total Shareholder Return (“TSR”) over the performance period must exceed 6% and achieve a certain spread against the average TSR of a defined peer group.

We determine the fair value of TSR grants annually based upon a Monte Carlo simulation model, and recognize compensation expense accordingly over the vesting period.  The level of cash compensation available depends on the spread between our TSR and the average TSR of the peer group companies.

12.           Future Minimum Rental Income

Our properties are leased to tenants under operating leases with expiration dates extending to the year 2032.  Future minimum rents under noncancelable operating leases as of December 31, 2007, excluding tenant reimbursements of operating expenses and percentage rent based on tenants’ sales volume are as follows:

Year Ending	Amount
(In thousands)

2008	$178,107
2009	157,233
2010	134,083
2011	111,144
2012	87,940
Thereafter	314,057
Total	$982,564

13.           Commitments and Contingent Liabilities

Letters of Credit.  As of December 31, 2007 and 2006, we have pledged letters of credit for $4.7 million and $6.1 million, respectively, as additional security for certain property matters.  The letters of credit are generally secured by our revolving credit facilities.

Construction Commitments.  We have entered into construction commitments and, as of December 31, 2007, have outstanding commitments of $8.1 million, based on current plans and estimates, in order to complete current development and redevelopment projects.  These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by our available credit facilities.

Operating Lease Obligations.  Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $100,000.

Non-Recourse Debt Guarantees.  Under certain of our non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds and material misrepresentations.  In our judgment, it would be extremely unlikely for us to incur any material liability under these guarantees that will have a material adverse effect on our financial condition, results of operations, or cash flow.

Litigation.  We are subject to litigation in the normal course of business, none of which as of December 31, 2007 in the opinion of management, will have a material adverse effect on our financial condition, results of operations, or cash flows.

14.           Environmental Matters

We are subject to numerous environmental laws and regulations.  The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Additionally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers.  Where available, we have applied and been accepted into state sponsored environmental programs.  Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation.  However, we have environmental insurance policies covering most of our properties. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

15.           Subsequent Events

Subsequent to year end, We entered into a joint venture with Global Retail Investors, LLC (GRI), an entity formed by an affiliate of First Washington Realty, Inc. and California Public Employees’ Retirement System, to invest in shopping centers throughout the United States.  The joint venture will be 90% owned by GRI and 10% owned by one of our affiliates.  We will manage and lease properties acquired by the joint venture.  As its first investment, the new joint venture acquired a Class-A grocery-anchored shopping center for approximately $37 million.  The property is located in Miami, Florida.

16.           Quarterly Financial Data (unaudited)

	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)	Total (2)
2007:
Total revenues	$61,470	$63,158	$61,313	$60,672	$246,613
Income from continuing operations	$17,185	$12,688	$10,004	$8,911	$48,788
Net income	$20,019	$12,868	$10,666	$25,832	$69,385

Basic per share data
Income from continuing operations	$0.24	$0.17	$0.14	$0.12	$0.67
Net Income	$0.27	$0.18	$0.15	$0.35	$0.95

Diluted per share data
Income from continuing operations	$0.23	$0.17	$0.14	$0.12	$0.67
Net income	$0.27	$0.17	$0.14	$0.35	$0.95

—————————
(1)	Reclassified to reflect the reporting of discontinued operations.
(2)	The sum of quarterly earnings per share amounts may differ from annual earnings per share.

	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)	Total (2)
2006:
Total revenues	$53,404	$55,199	$55,423	$60,751	$224,777
Income from continuing operations	$15,102	$18,358	$10,615	$8,565	$52,640
Net income	$22,365	$111,347	$14,120	$29,123	$176,955

Basic per share data
Income from continuing operations	$0.20	$0.25	$0.15	$0.12	$0.71
Net Income	$0.30	$1.50	$0.19	$0.40	$2.40

Diluted per share data
Income from continuing operations	$0.20	$0.24	$0.14	$0.12	$0.71
Net income	$0.29	$1.48	$0.19	$0.40	$2.38

—————————
(1)	Reclassified to reflect the reporting of discontinued operations.
(2)	The sum of quarterly earnings per share amounts may differ from annual earnings per share.

** * * *

SCHEDULE III
Equity One, Inc.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(in thousands)

				INITIAL COST TO COMPANY			GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Location	Encum- brances	Land	Building & Improvements	Capitalized Subsequent to Acquisition or Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Dep - reciable Life (yrs)

2400 PGA	FL	Palm Beach Gardens	$-	$1,418	$-	$-	$1,418	$-	$1,419	$-		03/20/06	40
4101 South I-85 Industrial	NC	Charlotte, NC	-	1,619	950	585	1,619	1,535	3,154	(228)	1956,1963	02/12/03	40
Alafaya Commons	FL	Orlando	-	6,858	10,720	1,217	6,858	11,937	18,795	(1,356)	1987	02/12/03	40
Alafaya Village	FL	Orlando	4,032	1,444	4,967	80	1,444	5,047	6,491	(250)	1986	04/20/06	40
Ambassador Row	LA	Lafayette, LA	-	3,880	10,570	1,324	3,880	11,894	15,774	(1,574)	1980	02/12/03	40
Ambassador Row Courtyard	LA	Lafayette, LA	-	3,110	9,208	1,840	3,110	11,048	14,158	(1,433)	1986	02/12/03	40
Atlantic Village	FL	Atlantic Beach	-	1,190	4,760	1,246	1,190	6,006	7,196	(2,297)	1984	06/30/95	40
Banco Popular Building	FL	N Miami Beach	-	3,363	1,566	152	3,363	1,718	5,081	(140)	1971	09/27/05	40
Bay Pointe Plaza	FL	St. Petersburg	-	4,655	5,870	82	4,655	5,952	10,607	(793)	1984	02/12/03	40
Beauclerc Village	FL	Jacksonville	-	651	2,242	758	651	3,000	3,651	(1,070)	1962	05/15/98	40
Belfair Towne Village	SC	Bluffton, SC	10,508	11,071	10,037	4,036	11,238	13,906	25,144	(1,420)	2000	12/22/03	40
Bird Ludlum	FL	Miami	7,566	4,088	16,318	677	4,088	16,995	21,083	(5,860)	1988	08/11/94	40
Bluebonnet Village	LA	Baton Rouge, LA	-	2,790	4,231	1,130	2,449	5,702	8,151	(589)	1983	02/12/03	40
Bluffs Square Shoppes	FL	Jupiter	9,706	3,232	9,917	297	3,232	10,214	13,446	(2,370)	1986	08/15/00	33
Boca Village	FL	Boca Raton	7,900	3,385	10,174	330	3,385	10,504	13,889	(2,112)	1978	08/15/00	37
Boynton Plaza	FL	Boynton Beach	7,167	2,943	9,100	290	2,943	9,390	12,333	(2,192)	1978	08/15/00	33
BridgeMill	GA	Canton, GA	8,828	8,593	6,310	608	8,593	6,918	15,511	(889)	2000	11/13/03	40
Brookside Plaza	CT	Enfield, CT	-	2,290	26,260	3,558	2,291	29,817	32,108	(1,600)	1985	01/12/06	40
Buckhead Station	GA	Atlanta, GA	27,355	27,138	45,277	-	27,138	45,277	72,415	(1,082)	1996	03/09/07	40
Butler Creek	GA	Acworth, GA	-	2,808	7,648	1,752	2,808	9,400	12,208	(1,461)	1990	07/15/03	40
Carrollwood	FL	Tampa	-	2,756	6,553	651	2,756	7,204	9,960	(964)	1970	02/12/03	40
Cashmere Corners	FL	Port St. Lucie	4,792	1,435	5,707	512	1,947	5,707	7,654	(1,042)	2001	08/15/00	40
Centre Pointe Plaza	NC	Smithfield, NC	-	2,081	4,411	917	2,081	5,328	7,409	(778)	1989	02/12/03	40
Chapel Trail Plaza	FL	Pembroke Pines	-	3,641	5,777	2,718	3,641	8,495	12,136	(255)	1996	05/10/06	40
Charlotte Square	FL	Port Charlotte	3,317	4,155	4,414	105	4,155	4,519	8,674	(650)	1980	02/12/03	40
Chastain Square	GA	Atlanta, GA	3,491	10,689	5,937	125	10,689	6,062	16,751	(796)	1981	02/12/03	40
Chelsea Place	FL	New Port Richey	-	2,591	6,491	1,152	2,591	7,643	10,234	(923)	1992	02/12/03	40
Chestnut Square	NC	Brevard, NC	-	1,189	1,326	3,284	1,189	4,610	5,799	(204)	1985	02/12/03	40
Commerce Crossing	GA	Commerce, GA	-	2,013	1,301	405	2,013	1,706	3,719	(349)	1988	02/12/03	40
Concord Shopping Plaza	FL	Miami, FL	-	35,128	17,492	79	35,128	17,572	52,700	(548)	1962	01/09/07	40
Conway Crossing	FL	Orlando	-	2,615	5,818	1,863	2,615	7,681	10,296	(920)	2002	02/12/03	40
Coral Reef Shopping Center	FL	South Miami	-	16,465	4,376	-	16,465	4,376	20,841	(168)	1968	09/01/06	40
Corporate	FL	Miami, FL	-	-	242	-	-	242	242	(10)	various	various
Country Club Plaza	LA	Slidell, LA	-	1,294	2,060	133	1,294	2,193	3,487	(332)	1982	02/12/03	40
Countryside Shops	FL	Cooper City	-	11,343	13,853	3,042	11,343	16,895	28,238	(2,030)	1986	02/12/03	40
Crossroads Square	FL	Ft. Lauderdale	-	3,592	4,401	5,766	3,592	10,167	13,759	(1,325)	1973	08/15/00	40
Cutler Ridge	FL	South Miami	-	1,064	326	-	1,064	326	1,390	(17)	1972	09/14/06	40
CVS Plaza	FL	Miami	-	995	3,090	1,386	995	4,476	5,471	(406)	2004	07/23/99	40
Daniel Village	GA	Augusta, GA	3,815	3,439	8,352	70	3,439	8,422	11,861	(1,063)	1956	02/12/03	40
Dolphin Village	FL	St. Petersburg	-	17,404	10,098	2,156	17,607	12,051	29,658	(731)	1967	01/04/06	40
Douglas Commons	GA	Douglasville, GA	4,546	3,681	7,588	151	3,681	7,739	11,420	(1,036)	1988	02/12/03	40
El Novillo	FL	Miami Beach	-	250	1,000	151	250	1,151	1,401	(393)	1970	04/30/98	40
Elmwood Oaks	LA	Harahan, LA	-	4,088	8,221	516	4,088	8,737	12,825	(1,153)	1989	02/12/03	40
Fairview Oaks	GA	Ellenwood, GA	4,303	1,929	6,187	1,647	1,929	7,834	9,763	(948)	1997	02/12/03	40
Forest Village	FL	Tallahassee	4,273	4,997	3,206	715	3,397	5,521	8,918	(1,021)	2000	01/28/99	40
Ft. Caroline	FL	Jacksonville	-	938	2,800	199	738	3,199	3,937	(1,126)	1985	01/24/94	40
Galleria	NC	Wrightsville Beach, NC	-	1,493	3,875	776	1,493	4,651	6,144	(570)	1986	02/12/03	40
Grand Marche	LA	Lafayette, LA	-	304	-	-	304	-	304	-	1969	02/12/03	40
Grassland Crossing	GA	Alpharetta, GA	5,274	3,656	7,885	569	3,656	8,454	12,110	(1,056)	1996	02/12/03	40
Greenwood	FL	Palm Springs	-	4,117	10,295	2,833	4,117	13,128	17,245	(1,577)	1982	02/12/03	40
Hairston Center	GA	Decatur, GA	-	1,644	642	1	1,644	643	2,287	(40)	2000	08/25/05	40
Hamilton Ridge	GA	Buford, GA	-	5,612	7,167	1,440	5,612	8,607	14,219	(1,070)	2002	12/18/03	40
Hampton Oaks	GA	Atlanta, GA	-	835	-	1,327	835	1,327	2,162	-	n/a	11/30/06
Homestead Gas Station	FL	Homestead	-	1,170	-	26	1,170	26	1,196	-	1959	11/08/04	40
Hunters Creek	FL	Orlando	-	1,562	5,445	2,292	1,562	7,737	9,299	(711)	1998	09/23/03	40
Kirkman Shoppes	FL	Orlando	9,166	3,222	9,714	250	3,222	9,964	13,186	(2,222)	1973	08/15/00	33
Lago Mar	FL	Miami	-	4,216	6,609	1,031	4,216	7,640	11,856	(919)	1995	02/12/03	40
Lake Mary	FL	Orlando	23,406	7,092	13,878	5,033	7,092	18,911	26,003	(5,290)	1988	11/09/95	40
Lake St. Charles	FL	Tampa	3,692	1,496	3,768	16	1,497	3,783	5,280	(604)	1999	09/21/01	40
Lancaster Plaza	SC	Lancaster, SC	-	317	153	19	317	172	489	(39)	1971	02/12/03	40
Lancaster Shopping Center	SC	Lancaster, SC	-	280	120	45	280	165	445	(50)	1963	02/12/03	40
Lantana Village	FL	Lantana	-	1,350	7,978	1,451	1,350	9,429	10,779	(2,086)	1976	01/06/98	40
Laurel Walk Apartments	NC	Charlotte, NC	-	2,065	4,491	-	2,065	4,491	6,556	(234)	1985	10/31/05	40
Lutz Lake	FL	Lutz	7,500	3,619	5,199	1,142	3,619	6,341	9,960	(780)	2002	02/12/03	40
Mableton Crossing	GA	Mableton, GA	3,736	3,331	6,403	51	3,331	6,454	9,785	(816)	1997	02/12/03	40
Macland Pointe	GA	Marietta, GA	5,581	3,462	4,814	25	3,462	4,839	8,301	(633)	1992	02/12/03	40
Madison Centre	AL	Madison, AL	3,491	1,424	5,187	57	1,424	5,244	6,668	(953)	1997	02/12/03	40
Mandarin Landing	FL	Jacksonville	-	4,443	4,747	3,313	4,443	8,060	12,503	(1,701)	1976	12/10/99	40
Mandarin Mini	FL	Jacksonville	-	362	1,148	318	362	1,466	1,828	(501)	1982	05/10/94	40
Marco Town Center	FL	Marco Island	8,047	3,872	11,966	578	3,872	12,544	16,416	(2,489)	2001	08/15/00	37
Mariners Crossing	FL	Spring Hill	-	1,262	4,447	2,368	1,262	6,815	8,077	(905)	1989	09/12/00	40
Market Place	GA	Norcross, GA	-	1,667	4,078	92	1,667	4,170	5,837	(551)	1976	02/12/03	40
McAlphin Square	GA	Savannah, GA	-	3,536	6,963	496	3,536	7,459	10,995	(1,020)	1979	02/12/03	40
Meadows	FL	Miami	6,001	2,304	6,670	101	2,304	6,771	9,075	(1,025)	1997	05/23/02	40
Medical & Merchants	FL	Jacksonville	-	10,323	12,174	29	10,323	12,202	22,525	(1,224)	1993	05/27/04	40
Middle Beach Shopping Center	FL	Panama City Bch	-	2,195	5,542	5	2,195	5,547	7,742	(566)	1994	12/23/03	40
Midpoint Center	FL	Cape Coral	6,552	5,417	6,705	-	5,417	6,705	12,122	(206)	2002	12/08/06	40
Milestone Plaza	SC	Greenville, SC	-	11,576	9,031	23	11,576	9,054	20,630	(308)	1995	08/25/06	40

				INITIAL COST TO COMPANY			GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Location	Encum- brances	Land	Building & Improvements	Capitalized Subsequent to Acquisition or Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Dep - reciable Life (yrs)
North Village Center	SC	N Myrtle Beach, SC	-	2,860	2,774	117	2,860	2,891	5,751	(689)	1984	02/12/03	40
NSB Regional	FL	New Smyrna Beach	-	3,217	8,896	86	3,217	8,982	12,199	(1,136)	1987	02/12/03	40
Oak Hill	FL	Jacksonville	-	690	2,760	132	690	2,892	3,582	(910)	1985	12/07/95	40
Oakbrook	FL	Palm Beach Gardens	-	7,706	16,079	`3,549	7,706	19,628	27,334	(2,901)	1974	08/15/00	40
Oaktree Plaza	FL	North Palm Beach	-	1,589	2,275	73	1,589	2,348	3,937	(100)	1985	10/16/06	40
Old Kings Commons	FL	Palm Coast	-	1,420	5,005	387	1,420	5,392	6,812	(662)	1988	02/12/03	40
Park Promenade	FL	Orlando	6,020	2,670	6,444	508	2,670	6,952	9,622	(1,847)	1987	01/31/99	40
Parkwest Crossing	NC	Durham, NC	4,527	1,788	6,727	171	1,788	6,898	8,686	(877)	1990	02/12/03	40
Paulding Commons	GA	Hiram, GA	5,926	3,848	11,985	116	3,848	12,101	15,949	(1,525)	1991	02/12/03	40
Pavilion	FL	Naples	-	10,827	11,299	2,572	10,827	13,871	24,698	(1,370)	1982	02/04/04	40
Piedmont Peachtree Crossing	GA	Atlanta, GA	-	34,337	17,992	576	34,338	18,567	52,905	(1,011)	1978	03/06/06	40
Pine Island	FL	Davie	23,336	8,557	12,860	262	8,557	13,122	21,679	(2,872)	1983	08/26/99	40
Pine Ridge Square	FL	Coral Springs	6,988	6,528	9,850	2,496	6,528	12,346	18,874	(1,540)	1986	02/12/03	40
Plaza Acadienne	LA	Eunice, LA	-	2,108	168	9	2,108	177	2,285	(26)	1980	02/12/03	40
Plaza Alegre	FL	Miami	-	2,011	9,191	350	2,011	9,541	11,552	(1,785)	2003	02/26/02	40
Point Royale	FL	Miami	3,409	3,720	5,005	1,570	3,720	6,575	10,295	(1,976)	1970	07/27/95	40
Powers Ferry Plaza	GA	Marietta, GA	-	3,236	5,227	579	3,236	5,806	9,042	(978)	1979	02/12/03	40
Presidential Markets	GA	Snellville, GA	26,225	21,761	28,779	272	21,761	29,051	50,812	(4,083)	1993	02/12/03	40
Prosperity Centre	FL	Palm Beach Gardens	4,728	4,597	13,838	177	4,597	14,015	18,612	(2,826)	1993	08/15/00	40
Providence Square	NC	Charlotte, NC	-	1,112	2,575	718	1,112	3,293	4,405	(424)	1973	02/12/03	40
Quincy Star Market	MA	Boston, MA	-	6,121	18,444	-	6,121	18,444	24,565	(1,612)	1965	10/07/04	40
Regency Crossing	FL	Port Richey	-	1,982	6,524	61	1,982	6,585	8,567	(814)	1986	02/12/03	40
Ridge Plaza	FL	Davie	-	3,905	7,450	812	3,905	8,262	12,167	(1,938)	1984	08/15/00	40
River Green (land)	GA	Atlanta, GA	-	2,587	-	537	2,587	537	3,124	-	n/a	09/27/05
Riverside Square	FL	Coral Springs	7,209	6,423	8,260	1,007	6,423	9,267	15,690	(1,207)	1987	02/12/03	40
Riverview Shopping Center	NC	Durham, NC	-	2,277	4,745	1,646	2,202	6,466	8,668	(710)	1973	02/12/03	40
Rosemeade	TX	Carrollton, TX	-	812	2,719	-	812	2,719	3,531	(572)	1986	09/21/01	40
Ross Plaza	FL	Tampa	6,392	2,115	6,346	322	2,115	6,668	8,783	(1,491)	1984	08/15/00	33
Ryanwood Square	FL	Vero Beach	-	2,281	6,880	662	2,281	7,542	9,823	(1,145)	1987	08/15/00	40
Salerno Village Square	FL	Stuart	-	2,596	1,511	4,946	2,291	6,762	9,053	(674)	1987	05/06/02	40
Salisbury Marketplace	NC	Salisbury, NC	-	3,118	5,099	321	3,118	5,420	8,538	(709)	1987	02/12/03	40
Sawgrass Promenade	FL	Deerfield Beach	7,900	3,280	9,351	918	3,280	10,269	13,549	(2,386)	1982	08/15/00	40
Seven Hills	FL	Spring Hill	-	2,167	5,167	621	2,167	5,788	7,955	(594)	1991	02/12/03	40
Shaw's @ Medford	MA	Boston, MA	-	7,750	11,390	-	7,750	11,390	19,140	(991)	1995	10/07/04	40
Shaw's @ Plymouth	MA	Boston, MA	-	4,917	12,199	-	4,917	12,199	17,116	(1,060)	1993	10/07/04	40
Sheridan	FL	Hollywood	-	38,888	36,241	4,819	38,888	41,060	79,948	(4,408)	1973	07/14/03	40
Sherwood South	LA	Baton Rouge, LA	-	833	2,412	927	746	3,426	4,172	(536)	1972	02/12/03	40
Shipyard Plaza	MS	Pascagoula, MS	-	1,337	1,653	424	1,337	2,077	3,414	(285)	1987	02/12/03	40
Shoppes at Andros Isle	FL	West Palm Beach	6,259	6,009	7,832	31	6,009	7,863	13,872	(234)	2000	12/08/06	40
Shoppes at Silverlakes	FL	Pembroke Pines	2,085	10,306	10,131	1,862	10,306	11,993	22,299	(1,467)	1995	02/12/03	40
Shoppes of Eastwood	FL	Orlando	5,711	1,688	6,976	69	1,688	7,045	8,733	(1,005)	1999	06/28/02	40
Shoppes of Ibis	FL	West Palm Beach	5,077	3,002	6,299	44	3,002	6,343	9,345	(902)	1999	07/10/02	40
Shoppes of Jonathan's Landing	FL	Jupiter	2,751	1,146	3,442	42	1,146	3,484	4,630	(676)	1997	08/15/00	37
Shoppes of North Port	FL	North Port	3,667	1,452	5,807	145	1,452	5,952	7,404	(1,083)	1991	12/05/00	40
Shoppes of Sunset	FL	Miami, FL	-	3,640	1,282	-	3,640	1,282	4,922	(30)	1979	06/13/07	40
Shoppes of Sunset II	FL	Miami, FL	-	3,593	1,640	-	3,593	1,640	5,233	(11)	1980	11/01/07	40
Shops at Skylake	FL	North Miami Beach	12,996	15,226	7,206	23,658	15,226	30,864	46,090	(4,302)	1999	08/19/97	40
Shops of Huntcrest	GA	Lawrenceville, GA	-	5,706	7,641	36	5,706	7,677	13,383	(1,082)	2003	02/12/03	40
Siegen Village	LA	Baton Rouge, LA	3,856	4,329	9,691	892	4,329	10,583	14,912	(2,293)	1988	02/12/03	40
Smyth Valley Crossing	VA	Marion, VA	-	2,537	3,890	6	2,537	3,896	6,433	(475)	1989	02/12/03	40
South Beach	FL	Jacksonville Bch	-	9,545	19,228	1,552	9,545	20,780	30,325	(2,565)	1990	02/12/03	40
South Point	FL	Vero Beach	8,015	7,142	7,098	-	7,142	7,098	14,240	(212)	2003	12/08/06	40
Spalding Village	GA	Griffin, GA	9,147	3,384	5,005	1,325	4,709	5,005	9,714	(828)	1989	02/12/03	40
Sparkleberry Square	SC	Columbia, SC	13,196	10,956	32,491	1,583	10,956	34,074	45,030	(3,135)	1997	03/31/04	40
St. Lucie Land	FL	Port St. Lucie	-	7,728	-	929	7,728	929	8,657	-	n/a	11/27/06
Stanley Market Place	NC	Stanley, NC	-	396	669	4,918	396	5,587	5,983	(197)	1980	02/12/03	40
Star's @ Cambridge	MA	Boston, MA	-	11,358	13,854	-	11,358	13,854	25,212	(1,207)	1953	10/07/04	40
Summerlin Square	FL	Fort Myers	2,672	2,187	7,989	360	2,187	8,349	10,536	(2,005)	1986	06/10/98	40
Sun Point	FL	Ruskin	-	4,025	4,228	-	4,025	4,228	8,253	(228)	1984	05/05/06	40
Sunlake-Equity One LLC	FL	Tampa	-	16,095	-	2,362	9,861	8,596	18,457	-	n/a	02/01/05
Tamarac Town Square	FL	Tamarac	5,816	4,742	5,610	416	4,742	6,026	10,768	(833)	1987	02/12/03	40
Tarpon Heights	LA	Galliano, LA	-	1,133	631	640	1,133	1,271	2,404	(528)	1982	02/12/03	40
The Boulevard	LA	Lafayette, LA	-	1,360	1,675	354	1,360	2,029	3,389	(428)	1976	02/12/03	40
The Crossing	LA	Slidell, LA	-	1,591	3,650	727	1,591	4,377	5,968	(528)	1988	02/12/03	40
The Plaza at St. Lucie West	FL	Port St. Lucie	-	790	3,082	938	790	4,020	4,810	(166)		08/15/00	40
The Shoppes at Quail Roost	FL	South Miami	-	7,926	7,008	119	7,926	7,127	15,053	(267)	2005	08/31/06	40
Thomasville Commons	NC	Thomasville, NC	-	1,212	4,567	1,805	1,212	6,372	7,584	(786)	1991	02/12/03	40
Town & Country	FL	Kissimmee	-	2,499	4,397	242	2,503	4,635	7,138	(565)	1993	02/12/03	40
Treasure Coast Plaza	FL	Vero Beach	3,575	1,359	9,728	2,090	1,359	11,818	13,177	(1,221)	1983	02/12/03	40
Unigold	FL	Winter Park	-	4,304	6,413	1,460	4,304	7,873	12,177	(1,107)	1987	02/12/03	40
Union City Commons (land)	GA	Fairburn, GA	-	8,084	-	753	8,084	753	8,837	-	n/a	06/22/06
Venice Plaza	FL	Venice	-	2,755	450	3,284	2,755	3,734	6,489	(762)	1971	02/12/03	40
Venice Shopping Center	FL	Venice	-	3,857	2,562	138	3,857	2,700	6,557	(311)	1968	03/31/04	40
Village at Northshore	LA	Slidell, LA	-	1,034	10,128	-	1,034	10,128	11,162	(1,195)	1988	02/12/03	40
Walden Woods	FL	Plant City	-	950	3,780	996	950	4,776	5,726	(1,729)	1985	01/01/99	40
Wal-Mart Stores, Inc.	LA	Mathews, LA	-	2,688	-	-	2,688	-	2,688	-	1985	02/12/03	40
Walton Plaza	GA	Augusta, GA	-	869	2,827	10	869	2,837	3,706	(350)	1990	02/12/03	40
Waterlick Land	GA	Atlanta, GA	-	455		-	455	-	455	-	n/a	02/12/03
Waterstone	FL	Homestead	-	1,820	8,030	457	1,820	8,487	10,307	(525)	2005	04/10/92	40
Webster Plaza	MA	Webster, MA	7,967	5,033	14,465	271	5,033	14,736	19,769	(514)	1963	10/12/06	40
Wesley Chapel Crossing	GA	Decatur, GA	3,044	6,389	4,311	625	6,389	4,936	11,325	(615)	1989	02/12/03	40
West Lakes Plaza	FL	Miami	-	2,141	5,789	413	2,141	6,202	8,343	(1,800)	1984	11/06/96	40
West Roxbury Shaw's Plaza	MA	Boston, MA	-	9,223	13,588	1,471	9,207	15,074	24,281	(1,251)	1973	10/07/04	40
Westport Outparcels	FL	Davie	-	1,347	1,010	5	1,347	1,015	2,362	(35)	1990	09/14/06	40
Westport Plaza	FL	Davie	4,573	3,609	3,446	659	4,180	3,534	7,714	(292)	2002	12/17/04	40
Westridge	GA	McDonough, GA	-	1,266	4,390	2,024	1,696	5,984	7,680	(231)	2003	02/12/03	40
Whole Foods @ Swampscott	MA	Boston, MA	-	5,139	6,539	-	5,139	6,539	11,678	(566)	1967	10/07/04	40
Williamsburg @ Dunwoody	GA	Dunwoody, GA	-	4,347	3,615	752	4,347	4,367	8,714	(522)	1983	02/12/03	40
Willowdale Shopping Center	NC	Durham, NC	-	2,073	6,499	979	2,073	7,478	9,551	(1,072)	1986	02/12/03	40
Winchester Plaza	AL	Huntsville, AL	-	8,301	8,784	(6,080)	2,221	8,784	11,005	(223)	2006	02/28/05	40
Windy Hill	SC	N Myrtle Beach, SC	-	941	1,906	658	987	2,518	3,505	(203)	1968	04/08/04	40
Woodruff	SC	Greenville, SC	-	2,420	5,482	334	2,420	5,816	8,236	(746)	1995	12/23/03	40
Young Circle	FL	Hollywood	-	13,410	8,895	1,348	13,410	10,243	23,653	(623)	1962	05/19/05	40

Grand Total			$397,112	$800,010	$1,166,023	$163,857	$788,333	$1,341,557	$2,129,890	$(172,651)

SCHEDULE III
Equity One, Inc.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007

	Year ended	Year ended	Year ended
	12/31/07	12/31/06	12/31/05
Reconciliation of total real estate carrying value:
Balance at beginning of year	$2,030,947	$2,020,475	$1,970,069
Additions during period:
Improvements	31,258	36,698	30,293
Acquisitions	139,446	270,931	54,051

Deductions during period:
Cost of real estate sold/written off	(71,761)	(297,157)	(33,938)
Balance at end of year	$2,129,890	$2,030,947	$2,020,475

Reconciliation of accumulated depreciation:
Balance at beginning of year	$(144,829)	$(132,925)	$(96,382)
Depreciation expense	(39,921)	(37,684)	(38,581)
Cost of real estate sold/written off	12,099	25,780	2,038
Balance at end of year	$(172,651)	$(144,829)	$(132,925)

Aggregate cost for federal income tax purposes	$1,887,755	$1,999,063	$1,825,102

SCHEDULE IV
Equity One, Inc.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2007

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Balance at beginning of period	$4,700	$10,381	$6,181
Additions during period:
New loans	-	-	4,215
Reductions during period:
Collection of principal	(4,700)	(5,681)	(15)
Balance at end of period	$-	$4,700	$10,381

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.21	Fourth Amendment to Stockholders Agreement
12.1	Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

E - 1