Form 10-Q
period 2008-03-31
EQUITY ONE, INC.
filed 2008-05-05
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company”.  See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Applicable only to Corporate Issuers:

As of the close of business on April 28, 2008, 74,015,250 shares of the Company's common stock, par value $0.01 per share, were outstanding.

EQUITY ONE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(In thousands, except per share data)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Properties:
Income producing	$1,871,311	$2,047,993
Less: accumulated depreciation	(172,359)	(172,651)
Income-producing property, net	1,698,952	1,875,342
Construction in progress and land held for development	77,619	81,574
Properties held for sale	179,881	323
Properties, net	1,956,452	1,957,239

Cash and cash equivalents	-	1,313
Cash held in escrow	8,234	54,460
Accounts and other receivables, net	13,567	14,148
Securities	61,582	72,299
Goodwill	12,385	12,496
Other assets	63,036	62,429
TOTAL ASSETS	$2,115,256	$2,174,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes Payable
Mortgage notes payable	$350,146	$397,112
Mortgage notes payable related to properties held for sale	46,440	-
Unsecured revolving credit facilities	24,500	37,000
Unsecured senior notes payable	718,721	744,685
	1,139,807	1,178,797
Unamortized premium/discount on notes payable	7,363	10,042
Total notes payable	1,147,170	1,188,839

Other liabilities
Accounts payable and accrued expenses	26,092	30,499
Tenant security deposits	9,486	9,685
Other liabilities	25,355	28,440
Total liabilities	1,208,103	1,257,463
Minority interest	989	989

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value – 100,000 shares authorized 73,361 and 73,300 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	734	733
Additional paid-in capital	908,041	906,174
Retained earnings	16,650	17,987
Accumulated other comprehensive loss	(19,261)	(8,962)
Total stockholders’ equity	906,164	915,932
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,115,256	$2,174,384

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2008	2007
REVENUE:
Minimum rent	$48,040	$46,423
Expense recoveries	13,699	12,950
Percentage rent	1,449	1,260
Management and leasing services	183	837
Total revenue	63,371	61,470

COSTS AND EXPENSES:
Property operating	16,162	14,889
Rental property depreciation and amortization	11,796	10,957
General and administrative	6,802	9,804
Total costs and expenses	34,760	35,650
INCOME BEFORE OTHER INCOME AND EXPENSE, MINORITY INTEREST AND DISCONTINUED OPERATIONS	28,611	25,820

OTHER INCOME AND EXPENSE:
Investment income	6,190	6,207
Other income	43	182
Interest expense	(15,982)	(15,641)
Amortization of deferred financing fees	(429)	(387)
Gain (loss) on sale of real estate	(42)	1,067
Gain on extinguishment of debt	2,380	-

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	20,771	17,248
Minority interest	(28)	(28)
INCOME FROM CONTINUING OPERATIONS	20,743	17,220

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	111	1,067
Gain on disposal of income-producing properties	-	1,732
Income from discontinued operations	111	2,799
NET INCOME	$20,854	$20,019

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.28	$0.23
Discontinued operations	-	0.04
	$0.28	$0.27
Number of Shares Used in Computing Basic Earnings per Share	73,324	72,974

EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$0.28	$0.23
Discontinued operations	-	0.04
	$0.28	$0.27
Number of Shares Used in Computing Diluted Earning per Share	73,499	73,990

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed and Consolidated Statement of Comprehensive Income For the three months ended March 31, 2008 and 2007 (In thousands, except per share data) (Unaudited)

	Three months ended
	March 31,
	2008	2007

NET INCOME	$20,854	$20,019

OTHER COMPREHENSIVE INCOME:
Net unrealized holding (loss) gain on securities available for sale	(10,533)	554
Changes in fair value of cash flow hedges	-	(349)
Reclassification adjustment for (gain)/loss on sale of securities and cash flow hedges included in net income	15	(14)
Net realized loss of interest rate contracts included in net income	196	-
Net amortization of interest rate contracts	23	(37)
Other comprehensive income adjustment	(10,299)	154

COMPREHENSIVE INCOME	$10,555	$20,173

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Stockholders' Equity For the three months ended March 31, 2008 (In thousands, except per share data) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

BALANCE, JANUARY 1, 2008	$733	$906,174	$17,987	$(8,962)	$915,932

Issuance of common stock	1	233	-	-	234

Share-based compensation expense	-	1,634	-	-	1,634

Net income	-	-	20,854	-	20,854

Dividends paid	-	-	(22,191)	-	(22,191)

Other comprehensive income adjustment	-	-	-	(10,299)	(10,299)

BALANCE, MARCH 31, 2008	$734	$908,041	$16,650	$(19,261)	$906,164

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007
(In thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$20,854	$20,019
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(271)	(454)
Amortization of above/(below) market lease intangibles	(1,109)	(933)
Provision for losses on accounts receivable	646	301
Amortization of premium on notes payable	(538)	(456)
Amortization of deferred financing fees	429	388
Rental property depreciation and amortization	11,796	11,374
Stock-based compensation	1,634	2,409
Amortization of derivatives	23	(37)
(Gain)/loss on disposal of real estate and income-producing properties	42	(2,799)
Loss on sale of securities	-	(16)
Gain on extinguishment of debt	(2,380)	-
Minority interest	28	28
Changes in assets and liabilities:
Accounts and other receivables	(65)	(978)
Other assets	(6,987)	(1,661)
Accounts payable and accrued expenses	(4,258)	3,177
Tenant security deposits	(199)	195
Other liabilities	6,227	1,374
Net cash provided by operating activities	25,872	31,931

INVESTING ACTIVITIES:
Additions to and purchases of rental property	(4,703)	(98,517)
Land held for development	(82)	-
Additions to construction in progress	(4,902)	(5,441)
Proceeds from disposal of real estate and rental properties	514	10,562
Decrease in cash held in escrow	46,226	51
Increase in deferred leasing costs	(2,222)	(1,550)
Additions to notes receivable	-	(14)
Proceeds from repayment of notes receivable	8	13
Proceeds from sale of securities	250	246
Cash used to purchase securities	(51)	(81)
Net cash provided by (used in) investing activities	35,038	(94,731)

FINANCING ACTIVITIES:
(Repayments) borrowings of mortgage notes payable	$(2,742)	$2,480
Net (repayments) borrowings under revolving credit facilities	(12,500)	86,136
Repayment of senior debt	(24,996)	-
Proceeds from issuance of common stock	234	2,968

(Continued)

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007
(In thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash dividends paid to stockholders	(22,191)	(22,136)
Distributions to minority interest	(28)	(28)
Net cash (used in) provided by financing activities	(62,223)	69,420

Net (decrease) increase in cash and cash equivalents	(1,313)	6,620
Cash and cash equivalents at beginning of the period	1,313	-
Cash and cash equivalents at end of the period	$-	$6,620

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $790,000 and $1.1 million in 2008 and 2007, respectively)	$20,162	$17,557
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain (loss) on securities	$(10,533)	$554
Change in fair value of hedges	$-	$(349)

The Company acquired and assumed mortgages on the acquisition of certain rental properties:
Fair value of rental property	$-	$69,069
Assumption of mortgage notes payable	-	(27,740)
Fair value adjustment of mortgage notes payable	-	(1,974)
Cash paid for rental property	$-	$39,355

(Concluded)

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

1.	Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by leading supermarkets, drug stores or discount retail store chains.  As of March 31, 2008, we owned or had interests in 169 properties consisting of 153 shopping centers, six development/redevelopment properties, six non-retail properties and four parcels of land.

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

Investments in joint ventures represent non-controlling ownership interests.  We account for these investments under the equity method of accounting.  These investments are initially recorded at cost and subsequently adjusted for equity in income or loss and cash contributions and distributions.

Certain prior-year data have been reclassified to conform to the 2008 presentation.

The condensed consolidated financial statements included in this report are unaudited, except for amounts presented in the consolidated balance sheet as of December 31, 2007, which were derived from our audited financial statements at that date.  In our opinion, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

Our unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information included in our annual financial statements and notes. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 25, 2008.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
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

Substantially all of the lease agreements contain provisions that require the payment of additional rents based on the respective tenant’s sales volume (contingent or percentage rent) and reimbursement of the tenant’s share of real estate taxes, insurance and common area maintenance, or CAM costs.  Revenue based on percentage of tenants’ sales is recognized only after the tenant exceeds their sales breakpoint.  Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments.  The computation of this allowance is based on an assessment of the tenants’ payment history and current credit quality using the specific identification method.

We recognize gains or losses on sales of real estate in accordance with Statement Financial Accounting Standards, or SFAS, No. 66 “Accounting for Sales of Real Estate.”  Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing involvement with the property.  The sales of operating properties where we do not have a continuing involvement are presented in the discontinued operations section of our condensed consolidated statements of operations.

We have been engaged by a joint venture to provide asset management, property management, leasing and investing services for such venture's shopping centers.  We receive fees for these services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

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
March 31, 2008
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

Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to that portion of actual costs incurred.  Total interest expense capitalized to construction in progress and land held for development was $790,000 and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.

Business Combinations

When we purchase real estate properties, we allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations”.  Our initial fair value purchase price allocations may be refined as final information regarding fair value of the assets acquired and liabilities assumed is received.  The allocations are finalized within one year of the acquisition date.  We allocate the purchase price of the acquired property to land, building, improvements and intangible assets.  The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above.  The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.  There are three categories of intangible assets to be considered:  (1) in-place leases; (2) above and below-market value of in-place leases; and (3) customer relationship.

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Properties Held for Sale

Under SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the definition of a component of an entity, assuming no significant continuing involvement, requires that operating properties that are sold or classified as held for sale be accounted for as discontinued operations.  Accordingly, the results of operations of operating properties disposed of or classified as held for sale for which we have no significant continuing involvement are reflected as discontinued operations.  Given the nature of real estate sales contracts, it is customary for such contracts to allow potential buyers a period of time to evaluate the property prior to becoming committed to its acquisition.  In addition, certain conditions to the closing of a sale, such as financing contingencies, etc., often remain following the completion of the buyer’s due diligence review.  As a result, properties under contract may not close within the expected time period, or may not close at all.  Due to these uncertainties, we generally do not classify a property as “discontinued operations” until it is sold, unless we have otherwise determined that the property meets the criteria of SFAS No. 144 and is likely to close within the time requirements.

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

There was no impairment loss for the three months ended March 31, 2008 and 2007.

Cash and Cash Equivalents

We consider liquid investments with a purchase date maturity of three months or less to be cash equivalents.

Cash Held in Escrow

Cash held in escrow represents the cash proceeds of property sales that are being held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code.

Accounts Receivable

Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants.  We evaluate the probability of collection for these receivables and adjust the allowance for doubtful accounts to reflect amounts estimated to be uncollectible.  The allowance for doubtful accounts was approximately $2.8 million and $2.2 million at March 31, 2008 and December 31, 2007, respectively.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Securities

Our investments in securities are classified as available-for-sale and recorded at fair value based on current market prices.  Changes in the fair value of the equity investments are included in accumulated other comprehensive income.

As of March 31, 2008, we indirectly owned approximately 3.8 million ordinary shares of DIM Vastgoed N.V., or DIM, representing 47.9% of the total outstanding ordinary shares of DIM.   DIM is a public company organized under the laws of the Netherlands, the shares of which are listed on Euronext Amsterdam and which operates as a closed-end investment company owning and operating a portfolio of 21 shopping center properties aggregating approximately 2.6 million square feet in the southeastern United States.  DIM’s capital structure includes priority and ordinary shares.  The priority shares are 100% owned by a foundation that is controlled by its supervisory board.  The ordinary shares have voting rights; however, only the priority shares have the right to nominate members to the supervisory board and to approve certain other corporate matters.  As of March 31, 2008, we believe that the investment in DIM should be accounted for as an available-for-sale security because, we are unable to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, we were unable to participate in the affairs of DIM’s supervisory board.

As of March 31, 2008, the fair value of DIM’s ordinary shares is less than the carrying amount of our total investment.  Our aggregate cost is approximately $79.2 million.  Based on the closing market price on March 31, 2008, the ordinary shares of DIM had a fair value of approximately $60.8 million.  This equates to an unrealized loss of $18.4 million.  In making a judgment as to whether our investment is other-than-temporarily impaired, we consider a number of factors including, but not necessarily limited to, the following:

•	our intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value;

•	our assessment of the net asset value, or NAV, of the properties held by DIM based upon our expertise in the shopping center real estate business;

•	the assessment by DIM’s management of its NAV calculated in accordance with Dutch GAAP based upon its use of fair value accounting;

•	the financial and operational condition of DIM’s properties;

•	market and economic conditions that might affect DIM’s prospects;

•	the extent to which fair value of DIM is below our cost basis and the period of time over which the decline has existed;

•	the relevance of the market price given the thin trading in DIM shares and the concentration of share ownership between ourselves and one other institutional investor; and

•	the share-price premium that might be warranted given our ownership of a large block of the outstanding common stock.

We have evaluated the severity and duration of the possible impairment, together with the near-term prospects of DIM, the thin trading market for DIM shares and our ability and intent to hold the investment for a reasonable period sufficient for a forecasted recovery of the carrying cost.  Based upon our intent and ability to hold DIM shares, our own evaluation of the NAV of the underlying properties held by DIM, and the duration and extent of the possible impairment, we do not consider the investment to be other-than-temporarily impaired at March 31, 2008.  Changes in estimates, assumptions, or expected outcomes could impact the determination of whether a decline in value is other-than-temporary and whether the effects could materially impact our financial position or net income in future periods.  If the market value of DIM remains less than our carrying amount for an extended period of time and/or the financial condition and near-term prospects of DIM deteriorate or do not otherwise improve in the future, among other factors, we may be required to record an impairment of the investment.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

As of March 31, 2008, we owned 34,200 shares of other investment securities that had a fair value of $791,000, a carrying amount of $855,000 and an unrealized loss of approximately $64,000.

The following table reflects the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed other-than-temporarily impaired:

	As of March 31,
	2008		2007
	(In thousands)		(In thousands)

	Fair	Unrealized	Fair	Unrealized
Investment	Value	Loss	Value	Loss
Equity securities	$61,582	$18,429	$75,495	$5,809

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled approximately $12.4 million at March 31, 2008.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in our relationships with significant tenants.

For the three months ended March 31, 2008, $111,000 of goodwill was included in the loss on sale of real estate.  No properties sold during the three months ended March 31, 2007 included goodwill.

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
March 31, 2008
(Unaudited)

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

We have controlling interests in two joint ventures that, together, own our Sunlake development project.  We have funded all of the acquisition costs, are required to fund any necessary development and operating costs, receive an 8% preferred return on our advances and are entitled to 60% of the profits thereafter.  The minority partners are not required to make contributions and, to date, have not contributed any capital.  One joint venture is under contract to sell the land parcels it owns to a third party and the other joint venture has commenced construction of its mixed-use project.  No minority interest has been recorded as the venture has incurred operating losses after taking into account our preferred return.

We also have a controlling membership interest in Dolphin Village Partners, LLC, a venture that owns our Dolphin Village shopping center.  We have funded all of the acquisition costs, are required to fund certain agreed upon development and operating costs, receive an 8% preferred return on our advances and are entitled to 50% of the profits thereafter.  The minority partner is not required to make contributions and, to date, has not contributed any capital.  No minority interest has been recorded as the venture has incurred operating losses after taking into account our preferred return.

Use of Derivative Financial Instruments

We account for derivative and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted.  These accounting standards require us to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the consolidated balance sheets as assets or liabilities, depending on our rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of cash flow hedges, are recognized in earnings in the current period.

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
March 31, 2008
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

On March 24, 2004, concurrent with the issuance of the $200.0 million 3.875% senior unsecured notes, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of negative $1.6 million as of March 31, 2008.  This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

Earnings Per Share

Earnings per share is accounted for in accordance with SFAS No. 128, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations.  Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  We calculate the dilutive effect of stock-based compensation arrangements using the treasury stock method.   This method assumes that the proceeds we receive from the exercise of stock options and non-vested stock are used to repurchase common shares in the market.  The adoption of SFAS No. 123(R), “Share-Based Payment”, requires that we include as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options and vesting of the restricted shares.

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

In June 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48).”  In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach.  The first step requires an entity to determine if a tax position would more likely than not be sustained upon examination.  In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement.  FIN 48 was effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.  The adoption of the standard did not have a material impact on our consolidated financial statements.

Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audits after 2003.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Share-Based Compensation

Share-based compensation cost expense charged against earnings for the three months ended March 31, 2008 and 2007, was $1.6 million and $2.4 million, respectively, of which $466,000 and $594,000, respectively, related to stock options, $3,000 for both years related to discounts offered under our Employee Stock Purchase Plan, and $1.2 million and $1.8 million, respectively, related to restricted stock grants, including amounts for which vesting was accelerated under severance agreements.  Share-based compensation cost capitalized as part of property-related assets for the three months ended March 31, 2008 and 2007 was $114,000 and $52,000, respectively.

Segment Information

Our properties are community and neighborhood shopping centers located predominantly in high-growth and high-barrier markets in the southern and northeastern United States.  Each of our centers is a separate operating segment, all of which have characteristics so similar they are expected to have essentially the same future prospects and have been aggregated and reported as one reportable segment.  No individual property constitutes more than 10% of our consolidated revenue, net income or assets.  The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance.  In addition, no shopping center is located outside the United States.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent.  Further, the impact may be magnified if the tenant is renting space in multiple locations.  Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us.  We regularly monitor our tenant base to assess potential concentrations of credit risk.  Publix Super Markets accounts for over 10%, or approximately $19.0 million, of our aggregate annualized minimum rent.  As of March 31, 2008, no other tenant accounted for over 5% of our annualized minimum rent.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We adopted the requirements of SFAS 157 as of January 1, 2008 without a material impact on our condensed consolidated financial statements, as more fully disclosed in Note 9, “Fair Value Measurements”.  In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (SFP 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  We have not applied the provisions of SFAS 157 to our nonfinancial assets and nonfinancial liabilities in accordance with FSP 157-2.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  Subsequent to the adoption of SFAS No. 159, changes in fair value for the particular instruments shall be reported in earnings.  Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items.  The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We will not be electing the fair value option for financial assets or liabilities existing on the January 1, 2008 adoption date.  We will consider the applicability of the fair value option for assets acquired or liabilities incurred in future transactions.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” an amendment of FASB Statement No. 133 (SFAS No. 161).  The Statement is intended to enhance the current disclosure framework in FASB Statement No. 133 about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting.  The standard is effective for fiscal years beginning after November 15, 2008, with early application encouraged.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

3.	Property Held for Sale and Dispositions

The following table provides a summary of property disposition activity during the three months ended March 31, 2008:

Date	Property	City, State	Area	Sales Price	Loss on Sale
			(In Acres)	(In thousands)
Sale of real estate

03/20/08	Waterlick Outparcel	Lynchburg, VA	7.96	550	(42)

	Total			$550	$(42)

As of March 31, 2008, seven shopping centers and one parcel of land were held for sale.  The seven operating properties have a net book value of $174.9 million and comprised 1,236,886 square feet of gross leasable area.  Five of these properties were sold to the joint venture with Global Retail Investors, LLC, on April 1, 2008.  The land parcel consists of approximately 2.04 acres.

The summary selected operating results for income-producing properties disposed of or designated as held for sale, with no significant continuing involvement, are as follows for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Rental Revenue	$29	$2,063
Expenses
Property operating expenses	(82)	463
Rental property depreciation and amortization	-	416
Interest expense	-	116
Other	-	1
Operations of income producing properties sold or held for sale	$111	$1,067

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

4.	Investments in Joint Ventures

We analyze our joint ventures under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," ("FIN 46R") an interpretation of ARB No. 51 , as well as the Emerging Issues Task Force No. 04-5, "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5") and the American Institute of Certified Public Accountants' (AICPA) Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" ("SOP 78-9"), in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”)  in accordance with FIN 46R, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity.

We use the equity method of accounting for investments in unconsolidated joint ventures when we own more than 20% but less than 50% and have significant influence but do not have a controlling financial interest or if we own less than 20% but have determined we have significant influence. Under the equity method, our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

On February 22, 2008, we formed a joint venture with Global Retail Investors, LLC, an entity formed by an affiliate of First Washington Realty, Inc. and the State of California Public Employees’ Retirement System, (“GRI”).  We have a 10% ownership interest in GRI.  On April 1, 2008, the joint venture agreement was amended and restated in connection with the sale of five assets to the venture.  In addition to our proportionate share of the earnings or loss, we receive fees for services provided to the joint venture, including property management fee calculated as a percentage of gross revenues received by the venture.  During the three months ended March 31, 2008, we earned fees from the joint venture of approximately $165,000.  We did not have equity income (loss) for the three months ended March 31, 2008 because the investment in the joint venture occurred on April 1, 2008.

5.	Borrowings

The following table is a summary of our mortgage notes payable balances for periods ended March 31, 2008 and December 31, 2007:

Mortgage Notes Payable	March 31,	December 31,
	2008	2007
	(In thousands)

Fixed rate mortgage loans	$394,370	$397,112
Unamortized net premium on mortgage notes payable	9,948	10,455
	$404,318	$407,567

The weighted average interest rate of the mortgage notes payable at March 31, 2008 and December 31, 2007 was 7.34% and 7.42%, respectively, excluding the effects of the net premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $74.4 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents we will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing.  Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated.  Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Our outstanding unsecured senior notes at March 31, 2008 and December 31, 2007 consist of the following:

Unsecured Senior Notes Payable	March 31,	December 31,
	2008	2007
	(In thousands)

3.875% Senior Notes, due 04/15/09	$200,000	$200,000
Fair value of interest rate swap	1,642	(315)
7.840% Senior Notes, due 01/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	117,000	120,000
6.000% Senior Notes, due 09/15/16	117,500	125,000
6.250% Senior Notes, due 01/15/17	125,000	125,000
6.000% Senior Notes, due 09/15/17	132,579	150,000
Unamortized net premium/(discount) on unsecured senior notes payable	(369)	(413)
	$718,352	$744,272

The weighted average interest rate of the unsecured senior notes at March 31, 2008 and December 31, 2007 was 5.44% and 5.67%, respectively, excluding the effects of the interest rate swap and net premium adjustment.

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

The following table provides a summary of our unsecured revolving lines of credit balances at March 31, 2008 and December 31, 2007:

Unsecured Revolving Credit Facilities	March 31,	December 31,
	2008	2007
	(In thousands)

Wells Fargo	$24,500	$37,000
City National Bank	-	-
	$24,500	$37,000

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

In January 2006, we amended and restated our unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent.  This facility has a maximum principal amount of $275.0 million and bears interest at our option at (i) LIBOR plus 0.45% to 1.15%, depending on the credit ratings of our senior unsecured long term notes, or (ii) the Federal Funds Rate plus 0.5%. The facility is guaranteed by most of our subsidiaries.  Based on our current rating, the LIBOR spread is 0.80%. The facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings in an amount not to exceed $137.5 million, a $35.0 million swing line facility for short-term borrowings and a $20.0 million letter of credit commitment and may, at our request, be increased up to a total commitment of $400.0 million.  The facility expires January 17, 2009 with a one-year extension option.  In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility.  If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain the Company’s status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends.  The interest rate in effect at March 31, 2008 and December 31, 2007 was 3.01% and 5.00%, respectively.  The facility also provided collateral for $11.8 million in outstanding letters of credit.

We have a $5.0 million unsecured credit facility with City National Bank of Florida, on which there was no outstanding balance at March 31, 2008 and December 31, 2007.  This facility also provides collateral for $1.4 million in outstanding letters of credit.  In addition, we also have a $55,000 outstanding letter of credit with Bank of America.

As of March 31, 2008, the availability under the various credit facilities was approximately $242.2 million net of outstanding balances and letters of credit and subject to the covenants in the loan agreement.

6.	Earnings Per Share

The following summarizes the calculation of basic and diluted shares for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Basic earning per share - weighted average shares	73,324	72,974

Walden Woods Village, Ltd	94	94
Unvested restricted stock using the treasury method (1)	35	645
Stock options using the treasury method	46	277
Subtotal	175	1,016

Diluted earnings per share - weighted average shares	73,499	73,990

(1) Diluted EPS calculation uses the treasury stock method for period ended March 31, 2008.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

7.	Share-Based Compensation Plans

As of March 31, 2008, we have grants outstanding under four share-based compensations plans, including two plans that we assumed in connection with our merger with IRT Property Company.  While awards are outstanding under these plans, the Equity One 2000 Executive Incentive Compensation Plan is the primary plan under which current awards are granted.  The 2000 plan was adopted by our stockholders in June 2000 and amended in May 2002, July 2004 and June 2007.  The number of shares reserved for issuance under the plan is currently 8.5 million, of which approximately 3.5 million remain available for awards.

The term of each award is determined by the Compensation Committee of our Board of Directors (the “Committee”), but in no event can the term of any stock option or Stock Appreciation Right (“SAR”) be longer than ten years from the date of the grant.  The vesting, if any, of the awards is determined by the Committee, in its sole and absolute discretion.  Dividends are paid on shares of restricted stock awarded and outstanding under the plan.  Certain options and share awards provide for accelerated vesting if there is a change in control.

For options granted after the January 1, 2006 adoption of SFAS No. 123R, “Shared-Based Payment”, we used the binomial option pricing model to determine the fair value of our stock options.  Effective January 1, 2008, we have elected to use the Black-Scholes-Merton option-pricing model to determine the fair value of our stock options prospectively to new awards issued after January 1, 2008.  We determined that the Black-Scholes-Merton option-pricing model is an acceptable method and that Black-Scholes is much more receptive of the terms and conditions of the Company’s option value with no material affect on operating income, net income and earnings per share when compared to the results using the binomial option pricing model.  The determination of the fair value of awards on the date of grant using an option-pricing model is affected by the price of our common stock as well as assumptions regarding a number of subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected life of the options and expected dividends.

We measure compensation cost for restricted stock awards based on the fair value of our common stock at the date of the grant and charge to expense such amounts to earnings ratably over the vesting period.

The following table reports stock option activity during the three months ended March 31, 2008:

	Shares Under Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at December 31, 2007	2,325	$23.85		$-
Granted	451	21.87		948
Exercised	(20)	10.00		226
Forfeited or expired	(300)	25.40		-
Outstanding at March 31, 2008	2,456	$23.47	8.6	$1,233

Exercisable at March 31, 2008	683	$22.70	5.8	$868

The total cash or other consideration received from options exercised during the three months ended March 31, 2008 was $200,000.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

The following table presents information regarding unvested restricted stock activity during the three months ended March 31, 2008:

	Unvested Shares	Weighted-Average Price
	(In thousands)

Unvested at December 31, 2007	492	$25.52
Granted	97	21.92
Vested	(40)	22.93
Forfeited	(32)	24.79
Unvested at March 31, 2008	517	$25.09

During the three months ended March 31, 2008, we granted 96,985 shares of restricted stock that are subject to forfeiture and vest over periods from two to four years.

The total vesting-date value of the 39,500 shares that vested during the three months ended March 31, 2008 was $849,900.

As of March 31, 2008, $16.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans.  This cost is expected to be recognized over a weighted average period of 2.7 years.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

8.	Condensed Consolidating Financial Information

Most of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facility.  The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet As of March 31, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$318,651	$1,260,068	$377,733	$-	$1,956,452
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	34,651	38,199	85,954	-	158,804
Total Assets	$981,611	$1,298,267	$463,687	$(628,309)	$2,115,256

LIABILITIES
Mortgage notes payable	$44,910	$106,968	$198,268	$-	$350,146
Mortgage notes payable related to properties held for sale	-	27,591	18,849	-	46,440
Unsecured revolving credit facilities	24,500	-	-	-	24,500
Unsecured senior notes payable	718,721	-	-	-	718,721
Unamortized premium on notes payable	(276)	1,747	5,892	-	7,363
Other liabilities	17,161	34,615	9,157	-	60,933
Total Liabilities	805,016	170,921	232,166	-	1,208,103

MINORITY INTEREST	-	-	-	989	989

STOCKHOLDERS’ EQUITY	176,595	1,127,346	231,521	(629,298)	906,164
Total Liabilities and Stockholders’ Equity	$981,611	$1,298,267	$463,687	$(628,309)	$2,115,256

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Condensed Balance Sheet As of December 31, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Condensed Statement of Operations for the three months ended March 31, 2008	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$8,296	$29,347	$10,397	$-	$48,040
Expense recoveries	2,069	8,140	3,490	-	13,699
Percentage rent	127	811	511	-	1,449
Management and leasing services	-	183	-	-	183
Total revenue	10,492	38,481	14,398	-	63,371
EQUITY IN SUBSIDIARIES' EARNINGS	28,390	-	-	(28,390)	-

COSTS AND EXPENSES:
Property operating	2,562	9,011	4,589	-	16,162
Rental property depreciation and amortization	1,822	7,490	2,484	-	11,796
General and administrative	5,627	1,109	66	-	6,802
Total costs and expenses	10,011	17,610	7,139	-	34,760

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	28,871	20,871	7,259	(28,390)	28,611

OTHER INCOME AND EXPENSES:
Investment income	263	9	5,918	-	6,190
Other income	43	-	-	-	43
Interest expense	(10,288)	(2,097)	(3,597)	-	(15,982)
Amortization of deferred financing fees	(378)	(19)	(32)	-	(429)
Loss on sale of real estate	(42)	-	-	-	(42)
Gain on extinguishment of debt	2,380	-	-	-	2,380

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	20,849	18,764	9,548	(28,390)	20,771
Minority Interest	-	-	(28)	-	(28)

INCOME FROM CONTINUING OPERATIONS	20,849	18,764	9,520	(28,390)	20,743
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	5	69	37	-	111
Gain on disposal of income-producing properties	-	-	-	-	-
Income from discontinued operations	5	69	37	-	111

NET INCOME	$20,854	$18,833	$9,557	$(28,390)	$20,854

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Condensed Statement of Operations for the three months ended March 31, 2007	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$8,436	$25,366	$12,621	$-	$46,423
Expense recoveries	2,466	6,974	3,510	-	12,950
Percentage rent	105	614	541	-	1,260
Management and leasing services	837	-	-	-	837
Total revenue	11,844	32,954	16,672	-	61,470
EQUITY IN SUBSIDIARIES' EARNINGS	28,770	-	-	(28,770)	-

COSTS AND EXPENSES:
Property operating	690	10,458	3,741	-	14,889
Rental property depreciation and amortization	1,727	6,018	3,212	-	10,957
General and administrative	9,805	(5)	4	-	9,804
Total costs and expenses	12,222	16,471	6,957	-	35,650

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	28,392	16,483	9,715	(28,770)	25,820

OTHER INCOME AND EXPENSES:
Investment income	252	1	5,954	-	6,207
Other income	182	-	-	-	182
Interest expense	(10,091)	(1,575)	(3,975)	-	(15,641)
Amortization of deferred financing fees	(335)	(20)	(32)	-	(387)
Gain on sale of real estate	1,067	-	-	-	1,067

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	19,467	14,889	11,662	(28,770)	17,248
Minority Interest	-	(28)	-	-	(28)

INCOME FROM CONTINUING OPERATIONS	19,467	14,861	11,662	(28,770)	17,220

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	552	465	50	-	1,067
Gain on disposal of income- producing properties	-	1,732	-	-	1,732
Income from discontinued operations	552	2,197	50	-	2,799

NET INCOME	$20,019	$17,058	$11,712	$(28,770)	$20,019

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Condensed Statement of Cash Flows for the three months ended March 31, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash provided by operating activities	$(10,415)	$28,087	$8,200	$25,872

INVESTING ACTIVITIES:
Additions to and purchases of rental property	(205)	(3,739)	(759)	(4,703)
Land held for development	-	(82)	-	(82)
Additions to construction in progress	(72)	(4,560)	(270)	(4,902)
Proceeds from disposal of real estate and rental properties	514	-	-	514
Decrease in cash held in escrow	46,226	-	-	46,226
Increase in deferred leasing costs	(383)	(1,398)	(441)	(2,222)
Proceeds from repayment of notes receivable	8	-	-	8
Proceeds from sale of securities	250	-	-	250
Cash used to purchase securities	(51)	-	-	(51)
Advances from (to) affiliates	22,752	(17,101)	(5,651)	-
Net cash provided by (used in) investing activities	69,039	(26,880)	(7,121)	35,038

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(456)	(1,207)	(1,079)	(2,742)
Net repayments under revolving credit facilities	(12,500)	-	-	(12,500)
Repayment from senior debt	(24,996)	-	-	(24,996)
Proceeds from issuance of common stock	234	-	-	234
Cash dividends paid to stockholders	(22,191)	-	-	(22,191)
Distributions to minority interest	(28)	-	-	(28)
Net cash used in financing activities	(59,937)	(1,207)	(1,079)	(62,223)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,313)	-	-	(1,313)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,313	-	-	1,313
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Condensed Statement of Cash Flows for the three months ended March 31, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash provided by operating activities	$(2,488)	$16,996	$17,423	$31,931

INVESTING ACTIVITIES:
Additions to and purchases of rental property	(2,169)	(96,348)	-	(98,517)
Additions to construction in progress	(65)	(4,923)	(453)	(5,441)
Proceeds from disposal of real estate and rental properties	1,461	8,439	662	10,562
Decrease in cash held in escrow	51	-	-	51
Increase in deferred leasing costs	(197)	(1,111)	(242)	(1,550)
Additions to notes receivable	-	(14)	-	(14)
Proceeds from repayment of notes receivable	-	10	3	13
Proceeds from sale of securities	246	-	-	246
Cash used to purchase securities	(81)	-	-	(81)
Advances from (to) affiliates	(57,414)	75,954	(18,540)	-
Net cash used in investing activities	(58,168)	(17,993)	(18,570)	(94,731)

FINANCING ACTIVITIES:
Borrowings of mortgage notes payable	336	997	1,147	2,480
Net borrowings under revolving credit facilities	86,136	-	-	86,136
Proceeds from issuance of common stock	2,968	-	-	2,968
Cash dividends paid to stockholders	(22,136)	-	-	(22,136)
Distributions to minority interest	(28)	-	-	(28)
Net cash provided by financing activities	67,276	997	1,147	69,420

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,620	-	-	6,620
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	-	-	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$6,620	$-	$-	$6,620

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

9.	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value and provides specific disclosure requirements based on the hierarchy.

Fair Value Hierarchy
SFAS 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the SFAS 157 fair value hierarchy are described as follows:

•
Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•
Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

SFAS 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurements
	(In thousands)

	Quoted Prices in	Significant
	Active Markets	Other Observable
	for Identical Assets	Inputs
Description	(Level 1)	(Level 2)

Available-for-sale-securities	$61,582	$-
Interest rate swap	-	1,642
Total	$61,582	$1,642

Valuation Methods
Interest rate swap – This financial instrument is valued under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying, and counterparty non-performance risk.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

10.	Commitments and Contingencies

As of March 31, 2008, we had pledged letters of credit totaling $13.3 million as additional security for certain financial and other obligations.

We have committed to fund approximately $15.7 million, based on current plans and estimates, in order to complete pending development and redevelopment projects.  These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities.

Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $55,000.  Additionally we have an operating lease agreement for office space in California in which we have an annual obligation of approximately $65,000.

We are subject to litigation in the normal course of business.  However, none of the litigation outstanding as of March 31, 2008, in our opinion, will have a material adverse effect on our financial condition or results of operations.

11.	Subsequent Events

On April 1, 2008, we sold five properties to our existing joint venture with GRI and agreed to contribute two additional properties to the venture following the defeasance or assumption by the venture of the existing mortgage indebtedness, and subject to other closing conditions.  The total transaction was valued at approximately $197.4 million.  We hold a 10 percent continuing interest in the joint venture and expect to realize net proceeds of approximately $129.8 million following the sale of all seven properties. The proceeds will be used to fund existing development and redevelopment projects, repay borrowings, fund acquisitions and for other general corporate purposes.

In April  2008 we repaid approximately $23.4 million of our mortgage debt and repurchased and cancelled approximately $9.0 million of our outstanding senior debt.

Additionally, we entered into a joint venture with DRA Advisors to invest in value-added acquisition opportunities.  The joint venture has two shopping centers and one office property located in Florida under contract for approximately $50.0 million.  The joint venture is 80% owned by DRA Advisors and 20% owned by Equity One.  Equity One will manage and lease properties acquired by the joint venture.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 25, 2008.

Unless the context otherwise requires, all references to “we”, “our”, “us”, and “Equity One” in this report refer collectively to Equity One, Inc. and its subsidiaries, including joint ventures.

Critical Accounting Policies

Our 2007 Annual Report on Form 10-K contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, accounting for securities, impairment testing of goodwill, and joint venture accounting.  For the three months ended March 31, 2008, there were no material changes to these policies.

Executive Overview

We are a real estate investment trust (“REIT”) that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers.  As of March 31, 2008, our property portfolio comprised 169 properties, including 153 shopping centers consisting of approximately 17.1 million square feet of gross leasable area (“GLA”), six development/redevelopment properties, six non-retail properties and four parcels of land.  As of March 31, 2008, our core portfolio was 92.7% leased and included national, regional and local tenants.

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

The execution of our business strategy during the first quarter of 2008 resulted in:

•
the formation of Global Retail Investors, LLC, a joint venture formed by an affiliate of First Washington Realty, Inc., and the State of California Public Employees’ Retirement System, to invest in shopping centers throughout the United States;

•	the acquisition of approximately $27.9 million of our senior debt resulting in a net gain on early extinguishment of debt of approximately $2.4 million; and

•	the completion of one redevelopment project for approximately $4.8 million located in Brevard, North Carolina.

Results of Operations

Our consolidated results of operations are not necessarily comparable from period to period due to the impact of property acquisitions, developments and redevelopments and securities investments.  A large portion of the change in our statement of operations line items is related to these changes in our portfolio.

The following summarizes line items from our unaudited condensed consolidated statements of operations that we think are important in understanding our operations and/or those items that have significantly changed in the three months ended March 31, 2008 as compared to the same period in 2007:

	Three Months Ended
	March 31,
	2008	2007	% Change
	(In thousands)

Total revenue	$63,371	$61,470	3.1%
Property operating expenses	16,162	14,889	8.5%
Rental property depreciation and amortization	11,796	10,957	7.7%
General and administrative expenses	6,802	9,804	-30.6%
Investment income	6,190	6,207	-0.3%
Interest expense	15,982	15,641	2.2%
Gain on the extiguishment of debt	2,380	-	NA
Income from discontinued operations	111	2,799	-96.0%
Net income	20,854	20,019	4.2%

Comparison of the three months ended March 31, 2008 to 2007

Total revenue increased by $1.9 million, or 3.1%, to $63.4 million in 2008.  The increase is primarily attributable to the following:

•	an increase of $1.7 million associated with properties acquired in 2007;

•	an increase of $700,000 in same-property revenue due primarily to higher rental rates, tenant expense recovery and percentage rent income;

•
an increase of $300,000 related to the completion of various development/redevelopment projects, partly offset by a decrease of $100,000 for development/redevelopment projects currently under construction; and

•
a decrease of approximately $800,000 associated with management and leasing fees for a portfolio of Texas properties that we previously managed offset by an increase of approximately $100,000 in management, leasing and asset management services provided to our new joint venture.

Property operating expenses increased by $1.3 million, or 8.5%, to $16.2 million in 2008.  The increase is mostly comprised of the following:

•	an increase of approximately $600,000 related to properties acquired in 2007; and

•
an increase of approximately $700,000 in same-property operating and maintenance costs partly due to higher common area maintenance expense, bad debt provision and real estate tax expense partially offset by lower insurance and legal expense.

Rental property depreciation and amortization increased by $839,000, or 7.7%, to $11.8 million for 2008 from $11.0 million in 2007.  The increase in 2008 is due primarily to the following:

•	an increase of approximately $503,000 associated with properties acquired in 2007;

•	an increase of approximately $249,000 related to same-property amortization of tenant improvements and leasing commissions; and

•
an increase of approximately $152,000 connected to the completion of development properties partially offset by a decrease of approximately $65,000 for development/redevelopment projects currently under construction.

General and administrative expenses decreased by $3.0 million, or 30.6%, to $6.8 million for 2008 compared to $9.8 million in 2007. The decrease is principally attributable to a decrease of approximately $1.5 million of pre-development costs related to non-viable projects, a decrease of approximately $1.1 million in severance-related expense related to former employees, a decrease of approximately $700,000 related to management and leasing services for the Texas properties and a decrease of approximately $300,000 in travel and entertainment expenses, partly offset by an increase of $600,000 in compensation and employment related expenses.

Investment income decreased by $17,000, or .3% in 2008 compared to 2007, primarily due to less interest income related to lower investment cash balances.

Interest expense increased by $341,000, or 2.2%, to $16.0 million for 2008 as compared to $15.6 million for 2007.  The increase is primarily attributable to the following:

•
an increase of approximately $2.2 million of interest incurred related to higher total unsecured senior debt outstanding; offset by a decrease of $850,000 related to the fair value of our interest rate swap contract associated with our senior debt;

•
an increase of approximately $400,000 in mortgage interest related to a mortgage assumption related to a 2007 acquisition, offset by $285,000 decrease due to the payoff of certain mortgages and lower outstanding balances;

•	an increase of $325,000 of interest expense related to lower capitalized interest for development/redevelopment projects;

•	an increase of approximately $50,000 related to the write off of interest rate contracts due to the early extinguishment of our debt; and

•	a decrease of approximately $1.5 million attributable to reduced usage of our lines of credit.

In the first quarter of 2008, we repurchased and canceled approximately $27.9 million of our senior debt and recognized a net gain on early extinguishment of debt of approximately $2.4 million.

In the first quarter of 2008, we generated $111,000 in net operating income related to discontinued operations.   During the same quarter of 2007, we sold two income producing properties which resulted in a net gain of approximately $1.7 million and generated $1.1 million in net operating income related to discontinued operations.

As a result of the foregoing, net income increased by $835,000, or 4.2%, from $20.0 million in 2007 to approximately $20.8 million in 2008.

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

The following table illustrates the calculation of FFO for the three months ended March 31, 2008 and 2007:

	Three Month Ended
	March 31,
	2008	2007
	(In thousands)

Net income	$20,854	$20,019
Adjustments:
Rental property depreciation and amortization,including discontinue operations	11,796	11,373
Gain on disposal of depreciable real estate	-	(1,732)
Minority interest	28	28
Funds from operations	$32,678	$29,688

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Month Ended
	March 31,
	2008	2007

Earnings per diluted share (1)	$0.28	$0.27
Adjustments:
Rental property depreciation and amortization, including discontinue operations	0.16	0.15
Gain on disposal of depreciable real estate	-	(0.02)
Minority interest	-	-
Funds from operations per diluted share	$0.44	$0.40

(1) Earnings per diluted share reflect the add-back of the minority interest(s) which are convertible to shares of our common stock.

Liquidity and Capital Resources

As of March 31, 2008, we had approximately $8.2 million of cash held in escrow and no available cash and cash equivalents on hand.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will maintain substantial cash balances that could be used to meet any immediate liquidity needs.  However, at March 31, 2008, we had approximately $242.2 million available to borrow under our unsecured revolving credit facilities, subject to the covenants of those facilities.  Our $275.0 million revolving credit facility matures in January 2009.  At our option, the maturity can be extended one year upon payment of an extension fee. We intend to replace our expiring facility with a new revolving credit facility, the terms and pricing of which may vary from our current facility.  We also have $200.0 million of 3.875% unsecured senior notes that mature on April 15, 2009.  We intend to repay these notes by accessing various capital sources available to us, such as the issuance of new unsecured senior notes, commercial mortgage debt, joint venture capital, unsecured bank term lending, borrowings under our lines of credit, equity issuance, and property dispositions, as appropriate.  The terms and availability of such capital sources will depend on the prevailing market conditions at the time of refinancing.

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Three Months Ended
	March 31,
	2008	2007	Increase (Decrease)
	(In thousands)

Net cash provided by operating activities	$25,872	$31,931	$(6,059)
Net cash (used in) provided by investing activities	$35,038	$(94,731)	$129,769
Net cash provided by (used in) financing activities	$(62,223)	$69,420	$(131,643)

Our principal source of operating cash flow is cash generated from our rental properties.  Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, debt service and quarterly dividends.  Net cash provided by operating activities totaled approximately $25.9 million for the three months ended March 31, 2008 compared to approximately $31.9 million in the same period 2007.  Our $275 million revolving credit facility matures in January 2009.  At our option, the maturity can be extended one year upon payment of an extension fee.  We intend to replace our expiring facility with a new revolving credit facility, the terms and pricing of which may vary from our current facility.  We also have $200 million of 3.875% unsecured senior notes that mature on 04/15/09.  We intend to repay these notes by accessing various capital sources available to us, such as the issuance of new unsecured senior notes, commercial mortgage debt, joint venture capital, unsecured bank term lending, borrowings under our lines of credit, equity issuance, and property dispositions, as appropriate.  The terms and availability of such capital sources will depend on the prevailing market conditions at the time of refinancing.

Net cash provided by investing activities was approximately $35.0 million for the three months ended March 31, 2008 compared with approximately $94.7 million used in investing activities during the three months ended March 31, 2007. Investing activities during the three months ended March 31, 2008 consisted primarily of releasing cash held in escrow, partly offset by additions to investment in rental property, land and construction.  In the prior year, cash flow used in investing activities was primarily related to the acquisition of two shopping centers and two land parcels, partially offset by the proceeds from dispositions.

Net cash used in financing activities totaled approximately $62.2 million for the three months ended March 31, 2008 compared with approximately $69.4 million provided by financing activities for the same period in 2007. The cash used in financing activities was primarily attributable to $25.0 million in repayment of senior debt and $12.5 million in repayments of our line of credit in the current year.  In the prior year cash used was primarily from net borrowings from our line of credit $86.1 million to fund our acquisitions.

The following table sets forth certain information regarding future contractual obligations, excluding interest, as of March 31, 2008:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (2)	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgage notes payable:
Scheduled amortization	$95,858	$8,236	$21,109	$16,360	$50,153
Balloon payments	298,512	23,105	90,002	126,478	58,927
Total mortgage obligations	$394,370	$31,341	$111,111	$142,838	$109,080

Unsecured revolving credit facilities	24,500	-	24,500	-	-
Unsecured senior notes (1)	717,079	-	200,000	25,000	492,079
Capital leases	-	-	-	-	-
Operating leases	582	178	239	91	74
Construction commitments	15,746	15,746	-	-	-
Total contractual obligations	$1,152,277	$47,265	$335,850	$167,929	$601,233

(1)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the six-month LIBOR in arrears, plus 0.4375%.  The contractual obligations for the unsecured senior notes do not reflect this interest rate swap.

(2)	Amount represents balance of obligation for the remainder of the 2008 year.

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

Off-Balance Sheet Arrangements

Letters of Credit:  As of March 31, 2008, we have pledged letters of credit for $13.3 million as additional security for certain property matters.  Substantially all of our letters of credit are secured by our revolving credit facilities.

Construction Commitments:  As of March 31, 2008, we have entered into construction commitments and have outstanding obligations to fund $15.7 million, based on current plans and estimates, in order to complete current development and redevelopment projects.  These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities.

Operating Lease Obligations:  Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $55,000.  Additionally we have an operating lease agreement for office space in California in which we have an annual obligation of approximately $65,000.

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

Equity

On March 3, 2008, our Board of Directors approved a quarterly dividend of approximately $22.2 million, or $0.30 per share, which was paid on March 31, 2008 to stockholders of record on March 14, 2008.

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

As of March 31, 2008, we had approximately $124.5 million of outstanding floating rate debt, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements.  We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2008, in relation to our $1.1 billion of outstanding debt, $2.1 billion of total assets and $1.8 billion total equity market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.1 million.  If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.1 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $124.5 million (including the $100.0 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of March 31, 2008.

The fair value of our fixed rate debt is $996.8 million, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable (excluding the unamortized premium and the $100.0 million of fixed-rate debt converted to floating-rate debt through maturity).  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $45.1 million.  If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $48.2 million.  This assumes that our total outstanding fixed-rate debt remains at $1.015 billion, the balance as of March 31, 2008.

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

During 2004, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of negative $1.6 million as of March 31, 2008. This swap converted fixed-rate debt to variable rate based on the six-month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

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

Other Market Risks

As of March 31, 2008, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Neither our properties, nor we, are subject to any material litigation. Our properties and we may be subject to routine litigation and administrative proceedings arising in the ordinary course of business which collectively is not expected to have a material adverse affect on the business, financial condition, and results of operations or our cash flows.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2007, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

We intend to hold our Annual Meeting of Shareholders on May 27, 2008.

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

10.1	Employment Agreement dated January 02, 2007 between the Company and Arthur L. Gallagher.

10.2	Employment Agreement dated July 30, 2007 between the Company and Thomas E. McDonough.

10.3	Ratios of Earnings to Fixed Charges

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2008	EQUITY ONE, INC.

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

10.1	Employment Agreement dated January 02, 2007 between the Company and Arthur L. Gallagher.

10.2	Employment Agreement dated July 30, 2007 between the Company and Thomas E. McDonough.

10.3	Ratios of Earnings to Fixed Charges