Form 10-Q
period 2008-06-30
EQUITY ONE, INC.
filed 2008-08-01
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐     No ☒

Applicable only to Corporate Issuers:

As of the close of business on July 28, 2008, 74,035,328 shares of the Company's common stock, par value $0.01 per share, were outstanding.

EQUITY ONE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Properties:
Income producing	$1,878,248	$2,047,993
Less: accumulated depreciation	(179,515)	(172,651)
Income-producing property, net	1,698,733	1,875,342
Construction in progress and land held for development	63,124	81,574
Properties held for sale	32,565	323
Properties, net	1,794,422	1,957,239

Cash and cash equivalents	20,290	1,313
Cash held in escrow	-	54,460
Accounts and other receivables, net	10,879	14,148
Investment and advances in real estate joint ventures	7,661	-
Securities	119,874	72,299
Goodwill	12,385	12,496
Other assets	60,478	62,429
TOTAL ASSETS	$2,025,989	$2,174,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes Payable
Mortgage notes payable	$324,552	$397,112
Mortgage notes payable related to properties held for sale	13,670	-
Unsecured revolving credit facilities	-	37,000
Unsecured senior notes payable	706,645	744,685
	1,044,867	1,178,797
Unamortized premium/discount on notes payable	6,973	10,042
Total notes payable	1,051,840	1,188,839

Other liabilities
Accounts payable and accrued expenses	35,957	30,499
Tenant security deposits	9,025	9,685
Other liabilities	17,883	28,440
Total liabilities	1,114,705	1,257,463
Minority interest	989	989

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value – 100,000 shares authorized 73,416 and 73,300 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	734	733
Additional paid-in capital	909,729	906,174
Retained earnings	23,858	17,987
Accumulated other comprehensive loss	(24,026)	(8,962)
Total stockholders’ equity	910,295	915,932
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,025,989	$2,174,384

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
REVENUE:
Minimum rent	$46,815	$47,979	$94,816	$94,325
Expense recoveries	13,101	14,026	26,769	26,949
Percentage rent	164	373	1,613	1,633
Management and leasing services	814	149	997	986
Total revenue	60,894	62,527	124,195	123,893

COSTS AND EXPENSES:
Property operating	16,032	15,112	32,102	29,841
Rental property depreciation and amortization	11,667	11,618	23,434	22,544
General and administrative	7,553	6,826	14,355	16,630
Total costs and expenses	35,252	33,556	69,891	69,015

INCOME BEFORE OTHER INCOME AND EXPENSE, MINORITY INTEREST AND DISCONTINUED OPERATIONS	25,642	28,971	54,304	54,878

OTHER INCOME AND EXPENSE:
Investment income	672	547	6,862	6,753
Equity in income in unconconsolidated joint ventures	170	-	170	-
Other income	45	58	88	240
Interest expense	(15,413)	(17,046)	(31,395)	(32,626)
Amortization of deferred financing fees	(420)	(422)	(849)	(809)
Loss on sale of fixed assets	-	(283)	-	(283)
Gain on sale of real estate	18,499	518	18,457	1,585
Gain on extinguishment of debt	696	-	3,076	-

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	29,891	12,343	50,713	29,738
Minority interest	(28)	(28)	(56)	(56)
INCOME FROM CONTINUING OPERATIONS	29,863	12,315	50,657	29,682

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	38	565	98	1,485
(Loss) gain on disposal of income-producing properties	(483)	(12)	(483)	1,720
(Loss) income from discontinued operations	(445)	553	(385)	3,205
NET INCOME	$29,418	$12,868	$50,272	$32,887

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.41	$0.17	$0.69	$0.41
Discontinued operations	(0.01)	0.01	(0.01)	0.04
	$0.40	$0.18	$0.68	$0.45
Number of Shares Used in Computing Basic Earnings per Share	73,408	73,101	73,366	73,038

EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$0.41	$0.16	$0.69	$0.40
Discontinued operations	(0.01)	0.01	(0.01)	0.04
	$0.40	$0.17	$0.68	$0.44
Number of Shares Used in Computing Diluted Earning per Share	73,541	74,128	73,503	74,056

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income
For the three and six months ended June 30, 2008 and 2007
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

NET INCOME	$29,418	$12,868	$50,272	$32,887

OTHER COMPREHENSIVE INCOME:
Net unrealized holding (loss) gain on securities available for sale	(4,785)	3,776	(15,318)	4,330
Changes in fair value of cash flow hedges	-	424	-	75
Reclassification adjustment for loss on sale of securities and cash flow hedges included in net income	-	2,379	15	2,365
Net realized (loss) gain of interest rate contracts included in net income	-	(2,498)	196	(2,498)
Net amortization of interest rate contracts	20	14	43	(23)
Other comprehensive income adjustment	(4,765)	4,095	(15,064)	4,249

COMPREHENSIVE INCOME	$24,653	$16,963	$35,208	$37,136

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the six months ended June 30, 2008
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

BALANCE, JANUARY 1, 2008	$733	$906,174	$17,987	$(8,962)	$915,932

Issuance of common stock	1	340	-	-	341

Share-based compensation expense	-	3,215	-	-	3,215

Net income	-	-	50,272	-	50,272

Dividends paid	-	-	(44,401)	-	(44,401)

Other comprehensive income adjustment	-	-	-	(15,064)	(15,064)

BALANCE, JUNE 30, 2008	$734	$909,729	$23,858	$(24,026)	$910,295

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June, 2008 and 2007
(In thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$50,272	$32,887
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(409)	(1,141)
Amortization of above/(below) market lease intangibles	(1,987)	(2,300)
Provision for losses on accounts receivable	1,005	1,035
Amortization of premium on notes payable	(1,106)	(967)
Amortization of deferred financing fees	849	812
Rental property depreciation and amortization	23,493	23,384
Stock-based compensation	3,215	3,723
Amortization of derivatives	43	(23)
Gain on disposal of real estate and income-producing properties	(17,974)	(3,306)
Loss on sale of fixed assets	-	283
Loss on sale of securities	-	(276)
Gain on extinguishment of debt	(3,076)	-
Equity in income of unconsolidated joint ventures	(170)	-
Distributions or earnings from joint ventures	88	-
Minority interest	56	56
Changes in assets and liabilities:
Accounts and other receivables	2,264	4,442
Other assets	(4,346)	412
Accounts payable and accrued expenses	5,291	10,162
Tenant security deposits	(660)	452
Other liabilities	(5,209)	2,992
Net cash provided by operating activities	51,639	72,627

INVESTING ACTIVITIES:
Additions to and purchases of rental property	(5,565)	(105,400)
Land held for development	(87)	(23)
Additions to construction in progress	(10,092)	(7,609)
Proceeds from disposal of real estate and rental properties	179,856	10,525
Decrease in cash held in escrow	54,460	1,405
Investments in joint ventures	(12,768)
Distributions of capital from joint ventures	2,966
Increase in deferred leasing costs	(3,088)	(2,737)
Additions to notes receivable	(3)	(14)
Proceeds from repayment of notes receivable	13	25
Proceeds from sale of securities	250	1,560
Cash used to purchase securities	(63,128)	(109)
Net cash provided by (used in) investing activities	142,814	(102,377)

(Continued)

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June, 2008 and 2007
(In thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(59,620)	$(5,145)
Net repayments borrowings under revolving credit facilities	(37,000)	(70,500)
Proceeds from senior debt offerings	-	148,874
Repayment of senior debt	(34,689)	-
Cash paid for settlement of interest rate contracts	-	(2,498)
Proceeds from issuance of common stock	341	3,888
Increase in deferred financing costs	(51)	(532)
Cash dividends paid to stockholders	(44,401)	(44,281)
Distributions to minority interest	(56)	(56)
Net cash (used in) provided by financing activities	(175,476)	29,750

Net increase in cash and cash equivalents	18,977	-
Cash and cash equivalents at beginning of the period	1,313	-
Cash and cash equivalents at end of the period	$20,290	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $1.5 million and $1.8 million in 2008 and 2007, respectively)	$33,648	$31,791
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain (loss) on securities	$(15,318)	$4,330
Change in fair value of hedges	$-	$75

The Company acquired and assumed mortgages on the acquisition of certain rental properties:
Fair value of rental property	$-	$69,069
Assumption of mortgage notes payable	-	(27,740)
Fair value adjustment of mortgage notes payable	-	(1,974)
Cash paid for rental property	$-	$39,355

The Company issued senior unsecured notes: rental properties:
Face value of notes	$-	$150,000
Underwriting costs	-	(975)
Discount	-	(151)
Cash received	$-	$148,874

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

1.	Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by leading supermarkets, drug stores or discount retail store chains.  As of June 30, 2008, our property portfolio comprised 162 properties, including 145 shopping centers consisting of approximately 15.9 million square feet of gross leasable area (“GLA”), seven development/redevelopment properties, six non-retail properties and four parcels of land.  As of June 30, 2008, our core portfolio was 92.8% leased and included national, regional and local tenants.  Additionally, we own a 10% interest in GRI-EQY I, LLC, (“GRI Venture”) which owns eight neighborhood shopping centers totaling approximately 1.2 million square feet of GLA as of June 30, 2008.  In total, the GRI Venture’s properties were 97.5% leased at June 30, 2008.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those partnerships where it has financial and operating control.  Equity One, Inc. and its subsidiaries, are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms.  All significant intercompany transactions and balances have been eliminated in consolidation.

 Certain prior-period data have been reclassified to conform to the current period presentation.

The condensed consolidated financial statements included in this report are unaudited, except for amounts presented in the consolidated balance sheet as of December 31, 2007, which were derived from our audited financial statements at that date.  In our opinion, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

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

Many of the lease agreements contain provisions that require the payment of additional rents based on the respective tenant’s sales volume (contingent or percentage rent) and substantially all contain provisions that require reimbursement of the tenant’s share of real estate taxes, insurance and common area maintenance costs, or CAM.  Revenue based on percentage of tenants’ sales is recognized only after the tenant exceeds their sales breakpoint.  Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments.  The computation of this allowance is based on an assessment of the tenants’ payment history and current credit quality using the specific identification method.

We recognize gains or losses on sales of real estate in accordance with Statement Financial Accounting Standards, or SFAS, No. 66 “Accounting for Sales of Real Estate” (“SFAS 66”).  Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing involvement with the property.  The sales of income producing properties  where we do not have a continuing involvement are presented in the discontinued operations section of our condensed consolidated statements of operations.

We are engaged by a joint venture to provide asset management, property management, leasing and investing services for such venture’s shopping centers.  We receive fees for these services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

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
June 30, 2008
(Unaudited)

Construction in Progress and Land Held for Development

Properties also include construction in progress and land held for development.  These properties are carried at cost, and no depreciation is recorded.  Properties undergoing significant renovations and improvements are considered under development.  All direct and indirect costs related to development activities are capitalized into construction in progress and land held for development on our condensed consolidated balance sheets.  Costs incurred include predevelopment expenditures directly related to a specific project, including development and construction costs, interest, insurance and real estate tax expense.  Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property.  The capitalization of such expenses ceases when the property is ready for its intended use and has reached stabilization but no later than one-year from substantial completion of construction activity.  If we determine that a project is no longer viable, all predevelopment project costs are immediately expensed.  Similar costs related to properties not under development are expensed as incurred.

Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to that portion of actual costs incurred.  Total interest expense capitalized to construction in progress and land held for development was $686,000 and $1.5 million for the three months ended June 30, 2008 and 2007 respectively, and was $694,000 and $1.8 million for the six months ended June 20, 2008 and 2007 respectively.

Business Combinations

When we purchase real estate properties, we allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations”.  Our initial fair value purchase price allocations may be refined as final information regarding fair value of the assets acquired and liabilities assumed is received.  The allocations are finalized within one year after the acquisition date.  We allocate the purchase price of the acquired property to land, building, improvements and intangible assets.  The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above.  The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.  There are three categories of intangible assets to be considered:  (1) in-place leases; (2) above and below-market value of in-place leases; and (3) customer relationships.

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

We evaluate business combinations to determine the value, if any, of customer relationships separate from customer contracts (leases).  Other than as discussed above, we have determined that our real estate properties do not have any other significant identifiable intangibles.

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Properties Held for Sale

Under SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the definition of a component of an entity, assuming no significant continuing involvement, requires that income producing properties that are sold or classified as held for sale be accounted for as discontinued operations.  Accordingly, the results of operations of income producing properties disposed of or classified as held for sale for which we have no significant continuing involvement are reflected as discontinued operations.  Given the nature of real estate sales contracts, it is customary for such contracts to allow potential buyers a period of time to evaluate the property prior to becoming committed to its acquisition.  In addition, certain conditions to the closing of a sale, such as financing contingencies, etc., often remain following the completion of the buyer’s due diligence review.  As a result, properties under contract may not close within the expected time period, or may not close at all.  However, notwithstanding these conditions, if we determine that the property meets the criteria of SFAS No. 144 and is likely to close within the time requirements, we typically classify a property as “discontinued operations” following completion of the buyer’s due diligence review.  Otherwise, if we are unable to make such a determination, we do not classify a property as “discontinued operations” until all buyer contingencies are removed or it is sold.

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

There was no impairment loss for the three and six months ended June 30, 2008 and 2007.

Cash and Cash Equivalents

We consider liquid investments with a purchase date life to maturity of three months or less to be cash equivalents.

Cash Held in Escrow

Cash held in escrow represents the cash proceeds of property sales that are being held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code.

Accounts Receivable

Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants.  We evaluate the probability of collection for these receivables and adjust the allowance for doubtful accounts to reflect amounts estimated to be uncollectible.  The allowance for doubtful accounts was approximately $2.5 million and $2.2 million at June 30, 2008 and December 31, 2007, respectively.

Securities

Our investments in securities are classified as available-for-sale and recorded at fair value based on current market prices.  Changes in the fair value of the equity and debt investments are included in accumulated other comprehensive income.

As of June 30, 2008, we indirectly owned approximately 3.8 million ordinary shares of DIM Vastgoed N.V., or DIM, representing 46.5% of the total outstanding ordinary shares of DIM.   DIM is a public company organized under the laws of the Netherlands, the shares of which are listed on NYSE Euronext and which operates as a closed-end investment company owning and operating a portfolio of 21 shopping center properties aggregating approximately 2.6 million square feet in the southeastern United States.  DIM’s capital structure includes priority and ordinary shares.  The priority shares are 100% owned by a foundation that is controlled by its supervisory board.  The ordinary shares have voting rights; however, only the priority shares have the right to nominate members to the supervisory board and to approve certain other corporate matters.  As of June 30, 2008, we believe that the investment in DIM should be accounted for as an available-for-sale security because we are unable to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, we were unable to participate in the affairs of DIM’s supervisory board.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

As of June 30, 2008, the fair value of DIM’s ordinary shares is less than the carrying amount of our total investment.  Our aggregate cost is approximately $79.2 million.  Based on the closing market price on June 30, 2008, the ordinary shares of DIM had a fair value of approximately $56.2 million.  This equates to an unrealized loss of $23.1 million.  In making a judgment as to whether our investment is other-than-temporarily impaired, we consider a number of factors including, but not necessarily limited to, the following:

•	our assessment of the net asset value, or NAV, of the properties held by DIM based upon our expertise in the shopping center real estate business;

•	our intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value;

•	the assessment by DIM’s management of its NAV calculated in accordance with Dutch GAAP based upon its use of fair value accounting;

•	the financial and operational condition of DIM’s properties;

•	market and economic conditions that might affect DIM’s prospects;

•	the extent to which fair value of DIM is below our cost basis and the period of time over which the decline has existed;

•	the relevance of the market price given the thin trading in DIM shares and the concentration of share ownership between ourselves and one other institutional investor; and

•	the share-price premium that might be warranted given our ownership of a large block of the outstanding ordinary shares.

We have evaluated the severity and duration of the possible impairment, together with the near-term prospects of DIM, the thin trading market for DIM shares and our ability and intent to hold the investment for a reasonable period sufficient for a forecasted recovery of the carrying cost.  Based upon our intent and ability to hold DIM shares, our own evaluation of the NAV of the underlying properties held by DIM, and the duration and extent of the possible impairment, we do not consider the investment to be other-than-temporarily impaired at June 30, 2008.  Changes in estimates, assumptions, or expected outcomes could impact the determination of whether a decline in value is other-than-temporary and whether the effects could materially impact our financial position or net income in future periods.  If the market value of DIM remains less than our carrying amount for an extended period of time and/or the financial condition and near-term prospects of DIM deteriorate or do not otherwise improve in the future, among other factors, we may be required to record an impairment of the investment.

During the three months ended June 30, 2008, we purchased approximately $63.5 million in debt securities with various maturities at a net discount of approximately $500,000.  Our investment in these debt securities are classified as available-for-sale as of June 30, 2008.  Interest earned on these securities was approximately $500,000 during the three months ended June 30, 2008.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

The following table reflects the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed other-than-temporarily impaired:

	June 30,		December 31,
	2008		2007
	(In thousands)		(In thousands)

	Fair	Unrealized	Fair	Unrealized
Investment	Value	Loss	Value	Loss
Equity securities	$57,002	$(23,092)	$72,299	$(7,911)

Debt securities	62,872	(122)	-	-
	$119,874	$(23,214)	$72,299	$(7,911)

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled approximately $12.4 million at June 30, 2008.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in our relationships with significant tenants.

For the three and six months ended June 30, 2008, $0 and $111,000, respectively, of goodwill was included in the gain on sale of real estate.  No properties sold during the six months ended June 30, 2007 included goodwill.

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

Deposits

Deposits included in other assets comprise funds held by various institutions for future payments of property taxes, insurance and improvements, utility and other service deposits.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

As of June 30, 2008, we also had a controlling membership interest in Dolphin Village Partners, LLC, a venture that owns our Dolphin Village shopping center.  We funded all of the acquisition costs, certain development and operating costs, received an 8% preferred return on our advances and were entitled to 50% of the profits thereafter.  The minority partner was not required to make contributions and, as of June 30, 2008, had not contributed any capital.  No minority interest was recorded as of June 30, 2008 as the venture had incurred operating losses after taking into account our preferred return.

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

On March 24, 2004, concurrently with the issuance of the $200.0 million 3.875% senior unsecured notes, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of negative $66,000 as of June 30, 2008.  This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

Earnings Per Share

Earnings per share is accounted for in accordance with SFAS No. 128, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations.  Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  We calculate the dilutive effect of stock-based compensation arrangements using the treasury stock method.   This method assumes that the proceeds we receive from the exercise of stock options and non-vested stock are used to repurchase common shares in the market.  The adoption of SFAS No. 123(R), “Share-Based Payment”, requires that we include, as assumed proceeds, the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options and vesting of the restricted shares.

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Share-Based Compensation

The following table reports share-based compensation expense for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Unvested restricted stock	$1,073	$986	$2,237	$2,798
Unvested stock options	504	324	971	918
Employee stock purchase plan discount	4	4	7	7
Total cost	1,581	1,314	3,215	3,723
Less amount capitalized	(72)	(146)	(186)	(197)
Net share based compensation expense	$1,509	$1,168	$3,029	$3,526

Restricted stock expense includes amounts for which vesting was accelerated under severance agreements.  Discounts offered to participants under our Employee Stock Purchase Plan represent the difference between market value of our stock on the purchase date and purchase price of shares as provided under the plan.  A portion of share-based compensation cost is capitalized as part of property-related assets.

Segment Information

Our properties are community and neighborhood shopping centers located predominantly in high-growth and high-barrier to entry markets in the southern and northeastern United States.  Each of our centers is a separate operating segment, all of which have characteristics so similar that they are expected to have essentially the same future prospects and have been aggregated and reported as one reportable segment.  No individual property constitutes more than 10% of our consolidated revenue, net income or assets.  The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance.  In addition, no shopping center is located outside the United States.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent.  Further, the impact may be magnified if the tenant is renting space in multiple locations.  Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us.  We regularly monitor our tenant base to assess potential concentrations of credit risk.  Publix Super Markets accounts for over 10%, or approximately $17.6 million, of our aggregate annualized minimum rent.  As of June 30, 2008, no other tenant accounted for over 5% of our annualized minimum rent.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We adopted the requirements of SFAS No. 157 as of January 1, 2008 without a material impact on our condensed consolidated financial statements, as more fully disclosed in Note 9, “Fair Value Measurements”.  In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (SFP 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  We have not applied the provisions of SFAS 157 to our nonfinancial assets and nonfinancial liabilities in accordance with FSP 157-2.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS. 159), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  Subsequent to the adoption of SFAS No. 159, changes in fair value for the particular instruments shall be reported in earnings.  Upon initial adoption, SFAS. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items.  The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We did not elect the fair value option for financial assets or liabilities existing on the January 1, 2008 adoption date.  We will consider the applicability of the fair value option for assets acquired or liabilities incurred in future transactions.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (SFAS 141(R)).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  In addition, this standard will require acquisition costs to be expensed as incurred.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard may have an impact on the accounting for certain costs related to our future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160),  which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and non-controlling interest.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (SFAS 161). SFAS 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for our fiscal year beginning after December 1, 2008. We are evaluating the impact that adoption of SFAS 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS No. 142-3 amends paragraph 11(d) of FASB Statement No 142 “Goodwill and Other Intangible Assets” (SFAS 142) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under SFAS FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are evaluating the impact that adoption of FSP SFAS No. 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are evaluating the impact that the adoption of SFAS No. 162 will have on our consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

3.	Property Held for Sale and Dispositions

During the quarter ended June 30, 2008, we disposed of seven income producing properties and one outparcel to a joint venture, GRI-EQY I, LLC, which is a Delaware limited liability company (the "GRI Venture"). The GRI Venture is 90 percent owned by Global Retail Investors, LLC (“GRI”) and 10 percent owned by us.  The aggregate gross sales price was $176.8 million.  The properties had a net book value of $152.6 million, and we recognized a total gain on sale of approximately $18.5 million, which is net of approximately $2.4 million of costs incurred in connection with the defeasance of existing mortgage debt paid for by the purchaser.  At the closings, $9.3 million of the sale proceeds were contributed by us to the GRI Venture as our investment in the joint venture.  Pursuant to SFAS 66, the sale of the properties to the GRI Venture qualifies as a partial sale because we retained an equity interest in the buyer, and the gain on sale noted above was calculated based on 90 percent of the properties being sold.  The remaining amount of the gain, which totaled $2.4 million, was deferred until such time as the entity is liquidated or the assets are sold.  We have no direct or indirect guarantees of indebtedness related to this transaction as of June 30, 2008, other than customary non-recourse carve-out obligations associated with the GRI Venture mortgage indebtedness.

We also entered into a management agreement pursuant to which we continue to manage and lease the properties on behalf of the GRI Venture.

The following table provides a summary of property disposition activity during the six months ended June 30, 2008:

Date	Property	City, State	Square Feet / Acres	Gross Sales Price	Gain / (loss) on Sale
				(In thousands)
Properties sold to joint venture: partial sale with continuing involvement

04/01/08	Concord Outparcel	Miami, FL	N/A	$2,449	$-
04/01/08	Concord Shopping Plaza	Miami, FL	298,986	48,201	(965)
04/01/08	Shoppes at Ibis	West Palm Bch, FL	79,420	14,500	5,856
04/01/08	Shoppes of Sunset	Miami, FL	21,704	5,000	(76)
04/01/08	Shoppes of Sunset II	Miami, FL	27,767	5,400	(29)
04/01/08	Shoppes at Quail Roost	Miami, FL	73,550	15,400	(46)
06/09/08	Presidential Markets	Snellville, GA	396,408	62,309	10,963
06/09/08	Sparkleberry Square	Columbia, SC	154,217	23,545	2,796

	Sale of income producing properties sold to joint venture			176,804	18,499

Sale of income-producing properties

06/30/08	Rosemeade	Carrollton, TX	51,231	2,750	(483)

	Sale of income producing property			2,750	(483)

Sale of real estate (in acres)

03/20/08	Waterlick Outparcel	Lynchburg, VA	7.96	550	(42)

	Sale of real estate			550	(42)

	Total Sales			$180,104	$17,974

EQUITY ONE, INC. AND SUBSIDIARIE
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

As a result of our significant continuing involvement in these properties following the sale, the operating results of the properties are included in income from continuing operations for the current reporting periods up to the time of sale.  The results of operations of the properties for the periods following the time of sale have not been consolidated, but have been accounted for under the equity method of accounting.

The summary of operating results for the properties sold to the GRI Venture through the date sold are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Rental Revenue	$1,523	$3,941	$5,731	$7,584
Expenses
Property operating expenses	660	1,096	1,762	2,017
Rental property depreciation and amortization	268	755	1,093	1,510
Interest expense	402	497	898	1,000
Operations of income producing properties sold to the GRI Venture	$193	$1,593	$1,978	$3,057

Properties held for sale

As of June 30, 2008, two shopping centers and two parcels of land were held for sale.  The two income producing properties have a net book value of $22.3 million, which are comprised of 184,834 square feet of gross leasable area, and are expected to be sold to the GRI Venture during the third quarter of 2008.

The summary of operating results for income-producing properties disposed of or designated as held for sale, with no significant continuing involvement, which excludes the two properties to be sold to the GRI Venture, are as follows for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Rental Revenue	$125	$2,792	$224	$4,959
Expenses
Property operating expenses	58	1,631	67	2,254
Rental property depreciation and amortization	29	392	59	839
Interest expense	-	177	-	354
Other	-	27	-	27
Operations of income producing properties sold or held for sale	$38	$565	$98	$1,485

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

4.	Investments in Joint Ventures

We analyze our joint ventures under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities"("FIN 46R"), an interpretation of ARB No. 51, as well as the Emerging Issues Task Force No. 04-5, "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5") and the American Institute of Certified Public Accountants (AICPA) Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" ("SOP 78-9"), in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”)  in accordance with FIN 46R, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity.

We use the equity method of accounting for investments in unconsolidated joint ventures when we own more than 20% but less than 50% and have significant influence but do not have a controlling financial interest, or if we own less than 20% but have determined that we have significant influence. Under the equity method, our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

Our investment in unconsolidated joint ventures, which is presented net of the deferred gain associated with the disposition of assets to the GRI Venture, was $7.5 million as of June 30, 2008 and consisted solely of our investment in the GRI Venture.  There were no comparable balances at December 31, 2007, as the GRI Venture was created during the six months ended June 30, 2008.   We have a 10% interest in this joint venture with GRI, an entity formed by an affiliate of First Washington Realty, Inc. and the State of California Public Employees’ Retirement System.  Our interest was obtained in connection with the GRI Venture sale transactions described in Note 3.  As of June 30, 2008, the joint venture owned eight properties located in Florida, Georgia and South Carolina. The joint venture had loans outstanding of approximately $120.0 million as of June 30, 2008.  In addition to our proportionate share of the earnings or loss, we receive fees for services provided to the joint venture.  During the three and six months ended June 30, 2008, we earned fees from the joint venture of approximately $711,000 and $875,000, respectively.   There were no comparable fees in the same 2007 period.

On April 29, 2008 we entered into a joint venture with an affiliate of DRA Advisors, LLC ("DRA") to invest in value-added acquisition opportunities.  The joint venture has two shopping centers and one office property located in Florida under contract for an aggregate purchase price of approximately $50.0 million.  The joint venture is 80% owned by the affiliate of DRA and 20% owned by us.  We have agreed to manage all three of the properties and will lease the two retail properties acquired by the joint venture.  The joint venture is expected to close on the acquisition of the properties during the third quarter of 2008.

5.	Borrowings

The following table is a summary of our mortgage notes payable balances, excluding those liabilities associated with our assets held for sale, for periods ended June 30, 2008 and December 31, 2007:

Mortgage Notes Payable	June 30,	December 31,
	2008	2007
	(In thousands)
Fixed rate mortgage loans	$324,552	$397,112

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

The weighted average interest rate of the mortgage notes payable at June 30, 2008 and December 31, 2007 was 7.31% and 7.42%, respectively, excluding the effects of the net premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $74.0 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents we will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing.  Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated.  Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

Our outstanding unsecured senior notes at June 30, 2008 and December 31, 2007 consist of the following:

Unsecured Senior Notes Payable	June 30,	December 31,
	2008	2007
	(In thousands)

3.875% Senior Notes, due 04/15/09	$198,500	$200,000
Fair value of interest rate swap	66	(315)
7.840% Senior Notes, due 01/23/12	25,000	25,000
5.375% Senior Notes, due 10/15/15	117,000	120,000
6.00% Senior Notes, due 09/15/16	117,500	125,000
6.25% Senior Notes, due 01/15/17	116,000	125,000
6.00% Senior Notes, due 09/15/17	132,579	150,000
	$706,645	$744,685

Our unamortized premium (discount) on our notes payable, excluding those liabilities associated with our assets held for sale, at June 30, 2008 and December 31, 2007 consists of the following:

Unamortized premium / (discount)	June 30,	December 31,
	2008	2007
	(In thousands)

Mortgage notes payable	$7,339	$10,455
Unsecured senior notes payable	(366)	(413)
	$6,973	$10,042

The weighted average interest rate of the unsecured senior notes at June 30, 2008 and December 31, 2007 was 5.66% and 5.67%, respectively, excluding the effects of the interest rate swap and net premium adjustment.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

The following table provides a summary of our unsecured revolving lines of credit balances at June 30, 2008 and December 31, 2007:

Unsecured Revolving Credit Facilities	June 30,	December 31,
	2008	2007
	(In thousands)

Wells Fargo	$-	$37,000
City National Bank	-	-
	$-	$37,000

In January 2006, we amended and restated our unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.  The facility expires January 17, 2009 with a one-year extension option.  The facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, EBITDA coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility.  If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends.  The interest rate in effect at June 30, 2008 and December 31, 2007 was 2.5% and 5.0%, respectively.  The facility also provides for the issuance of $11.8 million in outstanding letters of credit.

We have a $5.0 million unsecured credit facility with City National Bank of Florida, on which there was no outstanding balance at June 30, 2008 and December 31, 2007.  This facility also provides for the issuance of $850,000 in outstanding letters of credit.  In addition, we also have a $55,000 outstanding letter of credit with Bank of America.

As of June 30, 2008, the availability under the various credit facilities was approximately $267.4 million net of outstanding balances and letters of credit and subject to the covenants in the loan agreement.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

6.	Earnings Per Share

The following summarizes the calculation of basic and diluted shares for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Basic earning per share - weighted average shares	73,408	73,101	73,366	73,038

Walden Woods Village, Ltd	94	94	94	94
Unvested restricted stock using the treasury method (1)	26	619	31	632
Stock options using the treasury method	13	314	12	292
Subtotal	133	1,027	137	1,018

Diluted earnings per share - weighted average shares	73,541	74,128	73,503	74,056

(1) Diluted EPS calculation uses the treasury stock method for periods ended June 30, 2008.

7.	Share-Based Compensation Plans

As of June 30, 2008, we have grants outstanding under four share-based compensation plans, including two plans that we assumed in connection with our merger with IRT Property Company.  While awards are outstanding under these plans, the Equity One 2000 Executive Incentive Compensation Plan is the primary plan under which current awards are granted.  The 2000 plan was adopted by our stockholders in June 2000 and amended in May 2002, July 2004 and June 2007.  The number of shares reserved for issuance under the plan is currently 8.5 million, of which approximately 3.5 million remains available for awards.

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

For options granted after the January 1, 2006 adoption of SFAS No. 123R, “Shared-Based Payment”, we used the binomial option pricing model to determine the fair value of our stock options; however, effective January 1, 2008, we elected to use the Black-Scholes-Merton option-pricing model to determine prospectively the fair value of our stock options awarded  after January 1, 2008.  We determined that the Black-Scholes-Merton option-pricing model is an acceptable and widely used method that is more appropriate for us given our stock option granting practices, our limited history of option exercise patterns, and the immateriality of stock option expense to our net income.  The determination of the fair value of awards on the date of grant using an option-pricing model is affected by the price of our common stock as well as assumptions regarding a number of subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected life of the options and expected dividends.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

We measure compensation cost for restricted stock awards based on the fair value of our common stock at the date of the grant and expense such amounts ratably over the vesting period.

The following table reports stock option activity during the six months ended June 30, 2008:

	Shares Under Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at December 31, 2007	2,325	$23.85		$-
Granted	501	22.14		-
Exercised	(150)	16.09		1,434
Forfeited or expired	(407)	25.13		-
Outstanding at June 30, 2008	2,269	$23.82	8.6	$349

Exercisable at June 30, 2008	421	$24.05	6.7	$-

The total cash or other consideration received from options exercised during the six months ended June 30, 2008 was $259,000.

The following table presents information regarding unvested restricted stock activity during the six months ended June 30, 2008:

	Unvested Shares	Weighted-Average Price
	(In thousands)

Unvested at December 31, 2007	492	$25.52
Granted	110	22.23
Vested	(45)	23.20
Forfeited	(32)	24.79
Unvested at June 30, 2008	525	$25.07

During the six months ended June 30, 2008, we granted 110,485 shares of restricted stock that are subject to forfeiture and vest over periods from two to four years.

The total vesting-date value of the 44,480 shares that vested during the six months ended June 30, 2008 was $976,800.

As of June 30, 2008, we had $14.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans.  This cost is expected to be recognized over a weighted average period of 2.6 years.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

8.	Condensed Consolidating Financial Information

Most of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facility.  The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet As of June 30, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$317,238	$1,112,089	$365,095	$-	$1,794,422
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	106,034	43,995	81,538	-	231,567
Total Assets	$1,051,581	$1,156,084	$446,633	$(628,309)	$2,025,989

LIABILITIES
Mortgage notes payable	$44,445	$105,827	$174,280	$-	$324,552
Mortgage notes payable related to properties held for sale	-	-	13,670	-	13,670
Unsecured senior notes payable	706,645	-	-	-	706,645
Unamortized premium on notes payable	(286)	1,667	5,592	-	6,973
Other liabilities	67,885	9,758	(14,778)	-	62,865
Total Liabilities	818,689	117,252	178,764	-	1,114,705

MINORITY INTEREST	-	-	-	989	989

STOCKHOLDERS’ EQUITY	232,892	1,038,832	267,869	(629,298)	910,295
Total Liabilities and Stockholders’ Equity	$1,051,581	$1,156,084	$446,633	$(628,309)	$2,025,989

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Condensed Balance Sheet As of December 31, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$320,703	$1,258,413	$378,123	$-	$1,957,239
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	81,988	43,874	91,283	-	217,145
Total Assets	$1,031,000	$1,302,287	$469,406	$(628,309)	$2,174,384

LIABILITIES
Mortgage notes payable	$45,366	$134,311	$217,435	$-	$397,112
Unsecured revolving credit facilities	37,000	-	-	-	37,000
Unsecured senior notes payable	744,685	-	-	-	744,685
Unamortized premium on notes payable	(310)	3,379	6,973	-	10,042
Other liabilities	69,775	15,536	(16,687)	-	68,624
Total Liabilities	896,516	153,226	207,721	-	1,257,463

MINORITY INTEREST	-	-	-	989	989

STOCKHOLDERS’ EQUITY	134,484	1,149,061	261,685	(629,298)	915,932
Total Liabilities and Stockholders' Equity	$1,031,000	$1,302,287	$469,406	$(628,309)	$2,174,384

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Condensed Statement of Operations for the three months ended June 30, 2008	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$9,547	$27,514	$9,754	$-	$46,815
Expense recoveries	2,574	7,093	3,434	-	13,101
Percentage rent	40	131	(7)	-	164
Management and leasing services	-	814		-	814
Total revenue	12,161	35,552	13,181	-	60,894
EQUITY IN SUBSIDIARIES' EARNINGS	37,447	-	-	(37,447)	-

COSTS AND EXPENSES:
Property operating	2,897	9,290	3,845	-	16,032
Rental property depreciation and amortization	1,860	7,431	2,376	-	11,667
General and administrative	6,306	1,207	40	-	7,553
Total costs and expenses	11,063	17,928	6,261	-	35,252

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	38,545	17,624	6,920	(37,447)	25,642

OTHER INCOME AND EXPENSES:
Investment income	601	28	43	-	672
Equity in income in unconsolidated joint ventures	-	170	-	-	170
Other income	43	2	-	-	45
Interest expense	(10,102)	(2,064)	(3,247)	-	(15,413)
Amortization of deferred financing fees	(369)	(19)	(32)	-	(420)
Gain on sale of real estate	-	13,834	4,665	-	18,499
Gain on extinguishment of debt	696	-	-	-	696

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	29,414	29,575	8,349	(37,447)	29,891
Minority Interest	-	-	(28)	-	(28)

INCOME FROM CONTINUING OPERATIONS	29,414	29,575	8,321	(37,447)	29,863
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	4	(33)	67	-	38
Loss on disposal of income-producing properties	-	-	(483)	-	(483)
Income (loss) from discontinued operations	4	(33)	(416)	-	(445)

NET INCOME	$29,418	$29,542	$7,905	$(37,447)	$29,418

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Condensed Statement of Operations for the three months ended June 30, 2007	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$8,436	$26,975	$12,568	$-	$47,979
Expense recoveries	2,529	7,673	3,824	-	14,026
Percentage rent	33	296	44	-	373
Management and leasing services	-	149	-	-	149
Total revenue	10,998	35,093	16,436	-	62,527
EQUITY IN SUBSIDIARIES' EARNINGS	22,352	-	-	(22,352)	-

COSTS AND EXPENSES:
Property operating	3,044	8,143	3,925	-	15,112
Rental property depreciation and amortization	1,736	6,733	3,149	-	11,618
General and administrative	5,107	1,609	110	-	6,826
Total costs and expenses	9,887	16,485	7,184	-	33,556

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	23,463	18,608	9,252	(22,352)	28,971

OTHER INCOME AND EXPENSES:
Investment income	467	68	12	-	547
Other income	58	-	-	-	58
Interest expense	(11,197)	(1,922)	(3,927)	-	(17,046)
Amortization of deferred financing fees	(372)	(18)	(32)	-	(422)
Loss on sale of fixed asset	-	(283)	-	-	(283)
(Loss) gain on sale of real estate	(39)	557	-	-	518

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	12,380	17,010	5,305	(22,352)	12,343
Minority Interest	-	(28)	-	-	(28)

INCOME FROM CONTINUING OPERATIONS	12,380	16,982	5,305	(22,352)	12,315
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	488	59	18	-	565
Loss on disposal of income- producing properties	-	(12)	-	-	(12)
Income from discontinued operations	488	47	18	-	553

NET INCOME	$12,868	$17,029	$5,323	$(22,352)	$12,868

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Condensed Statement of Operations for the six months ended June 30, 2008	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$17,843	$55,383	$21,590	$-	$94,816
Expense recoveries	4,643	14,744	7,382	-	26,769
Percentage rent	166	942	505	-	1,613
Management and leasing services	-	997	-	-	997
Total revenue	22,652	72,066	29,477	-	124,195
EQUITY IN SUBSIDIARIES' EARNINGS	66,138	-	-	(66,138)	-

COSTS AND EXPENSES:
Property operating	5,581	18,128	8,393	-	32,102
Rental property depreciation and amortization	3,682	14,535	5,217	-	23,434
General and administrative	12,108	2,141	106	-	14,355
Total costs and expenses	21,371	34,804	13,716	-	69,891

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	67,419	37,262	15,761	(66,138)	54,304

OTHER INCOME AND EXPENSES:
Investment income	864	36	5,962	-	6,862
Equity in income in unconsolidated joint ventures	-	170	-	-	170
Other income	86	2	-	-	88
Interest expense	(20,391)	(4,161)	(6,843)	-	(31,395)
Amortization of deferred financing fees	(748)	(37)	(64)	-	(849)
(Loss) gain on sale of real estate	(42)	13,834	4,665	-	18,457
Gain on extinguishment of debt	3,076	-	-	-	3,076

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	50,264	47,106	19,481	(66,138)	50,713
Minority Interest	-	-	(56)	-	(56)

INCOME FROM CONTINUING OPERATIONS	50,264	47,106	19,425	(66,138)	50,657

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	8	34	56	-	98
Loss on disposal of income-producing properties	-	-	(483)	-	(483)
Income (loss) from discontinued operations	8	34	(427)	-	(385)

NET INCOME	$50,272	$47,140	$18,998	$(66,138)	$50,272

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Condensed Statement of Operations for the six months ended June 30, 2007	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$16,872	$52,263	$25,190	$-	$94,325
Expense recoveries	4,995	14,636	7,318	-	26,949
Percentage rent	139	910	584	-	1,633
Management and leasing services	-	986	-	-	986
Total revenue	22,006	68,795	33,092	-	123,893
EQUITY IN SUBSIDIARIES' EARNINGS	51,960	-	-	(51,960)	-

COSTS AND EXPENSES:
Property operating	5,701	16,512	7,628	-	29,841
Rental property depreciation and amortization	3,463	12,743	6,338	-	22,544
General and administrative	12,874	3,642	114	-	16,630
Total costs and expenses	22,038	32,897	14,080	-	69,015

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	51,928	35,898	19,012	(51,960)	54,878

OTHER INCOME AND EXPENSES:
Investment income	719	68	5,966	-	6,753
Other income	240	-	-	-	240
Interest expense	(21,289)	(3,497)	(7,840)	-	(32,626)
Amortization of deferred financing fees	(707)	(37)	(65)	-	(809)
Loss on sale of fixed asset	-	(283)	-	-	(283)
Gain on sale of real estate	1,028	557	-	-	1,585

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	31,919	32,706	17,073	(51,960)	29,738
Minority Interest	-	(56)	-	-	(56)

INCOME FROM CONTINUING OPERATIONS	31,919	32,650	17,073	(51,960)	29,682

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	968	522	(5)	-	1,485
Gain on disposal of income- producing properties	-	1,720	-	-	1,720
Income (loss) from discontinued operations	968	2,242	(5)	-	3,205

NET INCOME	$32,887	$34,892	$17,068	$(51,960)	$32,887

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Condensed Statement of Cash Flows for the six months ended June 30, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(13,044)	$45,568	$19,115	$51,639

INVESTING ACTIVITIES:
Additions to and purchases of rental properties	(504)	(4,055)	(1,006)	(5,565)
Land held for development	-	(87)	-	(87)
Additions to construction in progress	(90)	(9,312)	(690)	(10,092)
Proceeds from disposal of real estate and rental properties	550	164,806	14,500	179,856
Decrease in cash held in escrow	54,460	-	-	54,460
Investment in joint ventures	-	(12,768)	-	(12,768)
Distribution of capital from joint ventures	2,966	-	-	2,966
Increase in deferred leasing costs	(604)	(1,806)	(678)	(3,088)
Additions to notes receivable	(3)	-	-	(3)
Proceeds from repayment of notes receivable	13	-	-	13
Proceeds from sale of securities	250	-	-	250
Cash used to purchase securities	(63,128)	-	-	(63,128)
Advances from (to) affiliates	154,888	(153,862)	(1,026)	-
Net cash provided by (used in) investing activities	148,798	(17,084)	11,100	142,814

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(921)	(28,484)	(30,215)	(59,620)
Net repayments under revolving credit facilities	(37,000)	-	-	(37,000)
Repayment from senior debt	(34,689)	-	-	(34,689)
Proceeds from issuance of common stock	341	-	-	341
Increase in deferred financing	(51)	-	-	(51)
Cash dividends paid to stockholders	(44,401)	-	-	(44,401)
Distributions to minority interest	(56)	-	-	(56)
Net cash used in financing activities	(116,777)	(28,484)	(30,215)	(175,476)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,977	-	-	18,977
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,313	-	-	1,313
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$20,290	$-	$-	$20,290

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Condensed Statement of Cash Flows for the six months ended June 30, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash provided by operating activities	$1,037	$51,403	$20,187	$72,627

INVESTING ACTIVITIES:
Additions to and purchases of rental properties	-	(101,268)	(4,132)	(105,400)
Land held for development	-	(23)	-	(23)
Additions to construction in progress	(1,968)	(4,749)	(892)	(7,609)
Proceeds from disposal of real estate and rental properties	1,495	9,030	-	10,525
Decrease in cash held in escrow	1,405	-	-	1,405
Increase in deferred leasing costs	(586)	(1,492)	(659)	(2,737)
Additions to notes receivable	-	(14)	-	(14)
Proceeds from repayment of notes receivable	1	14	10	25
Proceeds from sale of securities	1,560	-	-	1,560
Cash used to purchase securities	(109)	-	-	(109)
Advances from (to) affiliates	(36,912)	49,213	(12,301)	-
Net cash provided by (used in) investing activities	(35,114)	(49,289)	(17,974)	(102,377)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(818)	(2,114)	(2,213)	(5,145)
Net repayments under revolving credit facilities	(70,500)	-	-	(70,500)
Proceeds from senior debt offering	148,874	-	-	148,874
Cash paid for settlement of interest rate contracts	(2,498)	-	-	(2,498)
Increase in deferred financing	(532)	-	-	(532)
Proceeds from issuance of common stock	3,888	-	-	3,888
Cash dividends paid to stockholders	(44,281)	-	-	(44,281)
Distributions to minority interest	(56)	-	-	(56)
Net cash (used in) provided by financing activities	34,077	(2,114)	(2,213)	29,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-	-
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	-	-	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

9.	Fair Value Measurements

In September 2006, FASB issued SFAS 157.  SFAS 157 establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value and provides specific disclosure requirements based on the hierarchy.

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

Recurring Fair Value Measurements

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurements
	(In thousands)

	Quoted Prices in	Significant
	Active Markets	Other Observable
	for Identical Assets	Inputs
Description	(Level 1)	(Level 2)

Available-for-sale-securities	$57,002	$62,872
Interest rate swap	-	(66)
Total	$57,002	$62,806

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

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

Debt securities – These securities are valued using industry-standard models that consider various assumptions, including time to maturity, applicable market volatility factors, and current market and selling prices for the underlying debt instruments which are traded on the open market, even if not highly liquid.  Substantially all of these assumptions are observable in the marketplace or can be derived from observable data.

10.	Commitments and Contingencies

As of June 30, 2008, we had pledged letters of credit totaling $12.7 million as additional security for certain financial and other obligations.

We have committed to fund approximately $10.3 million, based on current plans and estimates, in order to complete pending development and redevelopment projects.  These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities.

Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $55,000.  Additionally we have operating lease agreements for office space in which we have an annual obligation of approximately $110,000.

We are subject to litigation in the normal course of business.  However, none of the litigation outstanding as of June 30, 2008, in our opinion, will have a material adverse effect on our financial condition or results of operations.

11.	Subsequent Events

In July of 2008, we repurchased and cancelled approximately $14.4 million principal amount of our unsecured outstanding senior notes payable.

Subsequent to the quarter, our joint venture with DRA completed its due diligence investigation of a portfolio of three properties that it has under contract to acquire.  Subject to the satisfaction of certain closing conditions, we are committed to fund approximately $3.1 million in connection with this acquisition.  Our commitment represents our pro-rata portion of the net purchase price, after the assumption by the joint venture of existing mortgage indebtedness.  In addition, we have agreed to fund our pro-rata portion of certain capital and operating expenses of the joint venture.

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

Critical Accounting Policies

Our 2007 Annual Report on Form 10-K contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, accounting for securities, impairment testing of goodwill, and joint venture accounting.  For the six months ended June 30, 2008, there were no material changes to these policies.

Executive Overview

We are a real estate investment trust (“REIT”) that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers.  As of June 30, 2008, our property portfolio comprised 162 properties, including 145 shopping centers consisting of approximately 15.9 million square feet of gross leasable area (“GLA”), seven development/redevelopment properties, six non-retail properties and four parcels of land.  As of June 30, 2008, our core portfolio was 92.8% leased and included national, regional and local tenants.  Additionally, we own a 10% unconsolidated interest in the GRI Venture which owns eight neighborhood shopping centers totaling approximately 1.2 million square feet of GLA as of June 30, 2008.  In total, the GRI Venture properties were 97.5% leased at June 30, 2008.

Our primary objective is to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our real estate assets.  To achieve our objective, we lease and manage our shopping centers primarily with experienced, in-house personnel.  We also acquire neighborhood or community shopping centers that either have leading anchor tenants or contain a mix of tenants which reflect the shopping needs of the communities they serve.  We also develop and redevelop shopping centers on a tenant-driven basis, leveraging either existing tenant relationships or geographic and demographic knowledge while seeking to minimize risks associated with land development.

During 2008, our business has felt the effects of a softening economic environment and extended turmoil in the U.S credit markets.  Buyers and sellers of real estate assets have faced a tight financial market that has made completing transactions more difficult. A consumer-led economic slowdown has had a meaningful impact on most retailers, causing many companies, both national and local, to cease operations or declare bankruptcy.  While the economic conditions have had an effect in most of our markets, certain markets, like South Florida, have experienced a disproportionate economic slowdown due to housing price declines and other regional factors.

These macro-trends have made it more difficult for us to achieve our objectives of growing our business through internal rent increases, re-cycling capital from lower-tier assets into higher quality properties, and growing our asset management business.  As an example, lower occupancy from tenants ceasing operations has had an impact on our rental revenue and expense recoveries, thereby lowering our year over year operating income. Notwithstanding the difficult operating environment, the execution of our business strategy during the second quarter of 2008 resulted in:

•	the execution of 58 new leases totaling 255,664 square feet, the extension of 81 leases for 168,001 square feet, and the renewal of 17 leases for 132,691 square feet;

•
the sale of seven community shopping center properties and one out parcel to the GRI Venture for an aggregate gross sales price of $176.8 million, which generated an aggregate gain of approximately $18.5 million, which is net of $2.4 million defeasance costs paid by the buyer;

•	the sale of one community shopping center located in Carrollton, Texas for a consideration of $2.8 million resulting in a loss of $483,000;

•	the acquisition of approximately $10.5 million principal amount of our senior notes resulting in a net gain on early extinguishment of debt of approximately $696,000; and

•	the purchase of short-term bonds for an aggregate purchase price of approximately $62.9 million.

During the quarter ended June 30, 2008, we sold seven income producing properties and an outparcel to the GRI Venture in exchange for cash consideration and a 10% interest in the GRI Venture.  We also entered into a management agreement pursuant to which we will continue to manage and lease the properties on behalf of the joint venture.  As a result of our significant continuing involvement with these properties after the sale, the operating results, up to the dates of sale, of the properties are included in income from continuing operations for the current report periods, and not discontinued operations.  After the dates of sale, the results of operations for the properties have not been consolidated, but have been accounted for under the equity method of accounting.

Results of Operations

Our consolidated results of operations are not necessarily comparable from period to period due to the impact of property acquisitions, developments and redevelopments and securities investments.  A large portion of the change in our statement of operations line items is related to these changes in our portfolio.

Comparison of the three months ended June 30, 2008 to 2007

The following summarizes line items from our unaudited condensed consolidated statements of operations that we think are important in understanding our operations and/or those items that have significantly changed in the three months ended June 30, 2008 as compared to the same period in 2007:

	Three Months Ended
	June 30,
	2008	2007	% Change
	(In thousands)

Total revenue	$60,894	$62,527	-2.6%
Property operating expenses	16,032	15,112	6.1%
Rental property depreciation and amortization	11,667	11,618	0.4%
General and administrative expenses	7,553	6,826	10.7%
Investment income	672	547	22.9%
Interest expense	15,413	17,046	-9.6%
Gain on sale of real estate	18,499	518	3471.2%
Gain on the extiguishment of debt	696	-	NA
(Loss)/ Income from discontinued operations	(445)	553	-180.5%
Net income	29,418	12,868	128.6%

Total revenue decreased by $1.6 million, or 2.6%, to $60.9 million in 2008.  The decrease is primarily attributable to the following:

•
a decrease of $2.5 million attributable to the sale of our seven income producing properties to the GRI Venture, which are included fully in the 2007 results and only through the sale date in the 2008 results;

•
a decrease of $1.3 million in same-property revenue due primarily to lower occupancy, which had the effect of lowering rental rates, expense recoveries, CAM charges and tax recoveries, and reducing percentage rent income.  These decreases were partly offset by an increase of $100,000 for lease termination income;

•
an increase of $400,000 related to the completion of various development/redevelopment projects, partly offset by a decrease of $300,000 for development/redevelopment projects currently under construction; and

•
an increase of approximately $700,000 associated with acquisition, management, leasing and asset management services provided to the GRI Venture and a $1.3 million settlement fee received in connection with a previous tenant’s bankruptcy.

Property operating expenses increased by $900,000, or 6.1%, to $16.0 million in 2008.  The increase is mostly composed of the following:

•
an increase of approximately $1.4 million in same-property operating and maintenance costs partly due to higher common area maintenance expense, provision for credit loss, legal and real estate tax expense partially offset by lower insurance expense;

•	an increase of $100,000 associated with properties acquired in 2007;

•
an increase of $100,000 related to the completion of various development/redevelopment projects, offset by a decrease of $200,000 for development/redevelopment projects currently under construction; and

•
a decrease of approximately $400,000 attributable to the sale of our seven income producing properties to the GRI Venture, which are included fully in the 2007 results and only through the sale date in the 2008 results.

Rental property depreciation and amortization increased by $100,000, or 0.4%, to $11.7 million for 2008 from $11.6 million in 2007.  The increase in 2008 is due primarily to the following:

•	an increase of approximately $500,000 related to amortization of tenant improvements and leasing commissions;

•	an increase of approximately $100,000 associated with the completion of development/redevelopment properties; and

•
a decrease of $500,000 attributable to the sale of our seven income producing properties to the GRI Venture, which are included fully in the 2007 results and only through the sale date in the 2008 results.

General and administrative expenses increased by $700,000, or 10.7%, to $7.5 million in 2008 compared to $6.8 million in 2007. The increase is principally attributable to an increase of approximately $800,000 in compensation and employment related expenses, an increase of approximately $300,000 for professional services, IT related expenses and income tax related expenses, partially offset by a decrease of approximately $400,000 related to management and leasing services for a portfolio of Texas properties, which services were terminated in the second quarter of 2007.

Investment income increased by $125,000 or 22.9% in 2008 compared to 2007.  The increase relates to $390,000 of additional interest income primarily associated with our bond investment offset by a decrease of approximately $265,000 related to lower gains on sales of securities.

Interest expense decreased by $1.6 million, or 9.6%, to $15.4 million in 2008 as compared to $17.0 million in 2007.  The decrease is primarily attributable to the following:

•	a decrease of $600,000 related to our interest rate swap contract associated with our senior notes;

•	a decrease of approximately $400,000 related to the payoff of certain mortgages and principal amortization;

•	a decrease of approximately $400,000 attributable to reduced usage of our lines of credit;

•	a decrease of approximately $100,000 related to the write off of interest rate contracts due to the early extinguishment of our debt; and

•
a decrease of $100,000 for the period attributable to the sale of our seven income producing properties to the GRI Venture, which are included fully in the 2007 results and only through the sale date in the 2008 results.

Gain on sale of real estate was $18.5 million in 2008 as compared to $518,000 in 2007.  The gain in the 2008 period was primarily attributable to the sale of seven income producing properties to the GRI Venture.

In the second quarter of 2008, we repurchased and canceled approximately $10.5 million principal amount of our senior notes and recognized a net gain on early extinguishment of debt of approximately $696,000.  There were no comparable gains in the same 2007 period.

In the second quarter, our discontinued operations resulted in a net loss of $445,000 compared to a net gain of $553,000 in the same 2007 period.  In the current period, we sold one income producing property for a loss of $483,000 partly offset by $38,000 generated in net operating income related to discontinued operations.  In the second quarter of 2007, we generated $565,000 in net operating income related to discontinued operations.

As a result of the foregoing, second quarter net income increased by $16.5 million to approximately $29.4 million for 2008 from $12.9 million in 2007.

Comparison of the six months ended June 30, 2008 to 2007

The following summarizes certain line items from our unaudited consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in the six months ended June 30, 2008 as compared to the same period in 2007:

	Six Months Ended
	June 30,
	2008	2007	% Change
	(In thousands)

Total revenue	$124,195	$123,893	0.2%
Property operating expenses	32,102	29,841	7.6%
Rental property depreciation and amortization	23,434	22,544	3.9%
General and administrative expenses	14,355	16,630	-13.7%
Investment income	6,862	6,753	1.6%
Interest expense	31,395	32,626	-3.8%
Gain on sale of real estate	18,457	1,585	1064.5%
Gain on the extiguishment of debt	3,076	-	NA
(Loss)/ Income from discontinued operations	(385)	3,205	-112.0%
Net income	50,272	32,887	52.9%

Total revenue increased by $300,000, or 0.2%, to $124.2 million in 2008.  The increase is primarily attributable to the following:

•	an increase of $1.3 million associated with properties acquired in 2007;

•	an increase of approximately $1.3 million in other income primarily related to a settlement fee received in connection with a previous tenant’s bankruptcy;

•
an increase of $1.0 million related to the completion of various development/redevelopment projects, partly offset by a decrease of $500,000 for development/redevelopment projects currently under construction;

•	a decrease of $1.9 million attributable to the sale of our seven income producing to the GRI Venture, which are included fully in the 2007 results and only through the sale date in 2008;

•
a decrease of $400,000 in same-property revenue due primarily to lower rental rates, tenant expense recovery, and  a decrease of approximately $300,000 related to lower lease termination income, partly offset by an increase of $100,000 for percentage rent income; and

•	a decrease of approximately $300,000 in non-retail property income.

Property operating expenses increased by $2.3 million, or 7.6%, to $32.1 million in 2008.  The increase is mostly composed of the following:

•
an increase of approximately $2.2 million in same-property operating and maintenance costs partly due to higher common area maintenance expense, provision for credit loss, and legal and real estate tax expenses partially offset by lower insurance expense;

•	an increase of approximately $500,000 related to properties acquired in 2007;

•
an increase of approximately $200,000 related to the completion of various development/redevelopment projects, offset by a decrease of approximately $300,000 for development/redevelopment projects currently under construction; and

•	a decrease of approximately $300,000 attributable to the sale of our seven income producing to the GRI Venture, which are included fully in the 2007 results and only through the sale date in 2008.

 Rental property depreciation and amortization increased by $900,000, or 3.9%, to $23.4 million in 2008 from $22.5 million in 2007.  The increase in 2008 is due primarily to the following:

•	an increase of approximately $900,000 related to amortization of tenant improvements and leasing commissions;

•	an increase of approximately $300,000 associated with properties acquired in 2007;

•
an increase of approximately $200,000 associated with the completion of development/redevelopment properties partially offset by a decrease of $100,000 for development/redevelopment projects currently under construction; and

•
a decrease of approximately $400,000 attributable  to the sale of our  seven income producing properties to the GRI Venture, which are included fully in the 2007 results and only through the sale date in 2008.

General and administrative expenses decreased by $2.2 million, or 13.7%, to $14.4 million in 2008 compared to $16.6 million in 2007. The decrease is mainly attributable to a decrease of approximately $1.4 million of pre-development costs related to non-viable projects, a decrease of approximately $1.1 million in severance-related expense related to former employees, a decrease of approximately $500,000 related to management and leasing services expense for a portfolio of Texas properties, which services were terminated in the second quarter of 2007, and a decrease of approximately $300,000 in travel and entertainment expenses, partly offset by an increase of $700,000 in compensation and employment related expenses and $300,000 in income tax related expense.

Investment income increased by $109,000 or 1.6% in 2008 compared to 2007.  The increase relates to $384,000 of additional interest income primarily associated with our bond investments offset by a decrease of $276,000 related to lower gains on sales of securities.

Interest expense decreased by $1.2 million, or 3.8%, to $31.4 million in 2008 as compared to $32.6 million for 2007.  The decrease is primarily attributable to the following:

•
an increase of approximately $2.1 million of interest incurred related to higher total unsecured senior notes outstanding, partly offset by a decrease of $1.4 million related to our interest rate swap contract associated with our senior notes;

•
an increase of approximately $400,000 in mortgage interest related to additional mortgage indebtedness assumed in connection with a 2007 acquisition, offset by a decrease of $700,000 related to the payoff of certain mortgages and principal amortization;

•	an increase of $400,000 of interest expense related to lower capitalized interest for development/redevelopment projects;

•	a decrease of approximately $100,000 for the period prior to the sale of our seven income producing properties to the GRI Venture; and

•	a decrease of approximately $1.9 million attributable to reduced usage of our lines of credit.

Gain on sale of real estate was approximately $18.5 million in 2008 as compared to $1.6 million in 2007.  The gain was primarily attributable to the sale of the properties to the GRI Venture.

During the six months ended 2008, we repurchased and canceled approximately $38.0 million principal amount of our senior notes and recognized a net gain on early extinguishment of debt of approximately $3.1 million.  There were no comparable gains in the same 2007 period.

In the six months ended June 30, 2008, our discontinued operations resulted in a net loss of $385,000 compared to a net gain of $3.2 million.  In the current period, we sold one income producing property for a loss of $483,000 partly offset by $98,000 generated in net operating income related to discontinued operations.  During the six months ended June 30, 2007, we generated $1.4 million in net operating income related to discontinued operations.

As a result of the foregoing, net income increased by $17.4 million, or 52.9%, from $32.9 million in 2007 to approximately $50.3 million in 2008.

Funds From Operations

We believe Funds from Operations (“FFO”) (combined with the primary GAAP presentations) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry and, in particular, REITs.  The National Association of Real Estate Investment Trusts (“NAREIT”) stated in its April 2002 White Paper on Funds from Operations,  “Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves”.

FFO, as defined by NAREIT, is “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable real property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures”.  It states further that “adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis”.  We believe that financial analysts, investors and stockholders are better served by the presentation of comparable period operating results generated from our FFO measure.  Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

The following table illustrates the calculation of FFO for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net income	$29,418	$12,868	$50,272	$32,887
Adjustments:
Rental property depreciation and amortization,
including discontinued operations	11,696	12,010	23,493	23,383
Gain on disposal of depreciable real estate	(18,016)	-	(18,016)	(1,720)
Loss on sale of fixed assets	-	283	-	283
Pro rata share of real estate depreciation from unconsolidated JV	138	-	138	-
Minority interest	28	28	56	56
Funds from operations	$23,264	$25,189	$55,943	$54,889

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Month Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Earnings per diluted share (1)	$0.40	$0.17	$0.68	$0.44
Adjustments:
Rental property depreciation and amortization,
including discontinued operations	0.16	0.17	0.32	0.32
Gain on disposal of depreciable real estate	(0.24)	-	(0.24)	(0.02)
Loss on sale of fixed assets	-	-	-	-
Pro rata share of real estate depreciation from unconsolidated JV	-	-	-	-
Minority interest	-	-	-	-
Funds from operations per diluted share	$0.32	$0.34	$0.76	$0.74

(1) Earnings per diluted share reflect the add-back of the minority interest(s) which are convertible to shares of our common stock.

Liquidity and Capital Resources

As of June 30, 2008, we had approximately $20.3 million of available cash and cash equivalents on hand.  We also had approximately $267.4 million available to borrow under our unsecured revolving credit facilities, subject to the covenants of those facilities.  While there are no amounts outstanding on our various lines as of June 30, 2008, approximately $12.7 million in letters of credit issued under those lines reduce our current availability.  Our $275 million revolving credit facility matures in January 2009, but as noted above, as of June 30, 2008 there were no amounts outstanding on this line.  At our option, the maturity can be extended one year upon payment of an extension fee. We currently intend to replace our expiring facility with a new revolving credit facility, the terms and pricing of which may vary from our current facility.  We also have $198.5 million of 3.875% unsecured senior notes that mature on April 15, 2009.  We intend to repay these notes by accessing various capital sources available to us, such as the issuance of new unsecured senior notes, commercial mortgage debt, joint venture capital, unsecured bank term lending, borrowings under our lines of credit, equity issuance, liquidation of our debt securities, and property dispositions, as appropriate.  The terms and availability of such capital sources will depend on the prevailing market conditions at the time of refinancing; however, based on current market conditions, it is likely that any refinancing through a fixed-rate instrument having a similar original life to maturity would be at a substantially higher interest rate.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Typically, our cash flow from operations is sufficient to fund required distributions.  Our unsecured revolving credit facilities are an additional source of liquidity for funding such distributions.

GRI Venture transaction

Upon closing of the GRI Venture during the three months ended June 30, 2008, we received net cash proceeds, after transaction costs, of approximately $132.0 million. A portion of the proceeds were used to repay $23.4 million of our mortgage debt and approximately $10.5 million principal amount of our outstanding senior notes, purchase of short-term bonds for an aggregate purchase price of $62.9 million, with the balance held in cash.

Cash flow summary

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Six Months Ended
	June 30,
	2008	2007	Increase (Decrease)
	(In thousands)

Net cash provided by operating activities	$51,639	$72,627	$(20,988)
Net cash (used in) provided by investing activities	$142,814	$(102,377)	$245,191
Net cash provided by (used in) financing activities	$(175,476)	$29,750	$(205,226)

Our principal source of operating cash flow is cash generated from our rental properties.  Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, debt service and quarterly dividends.  Net cash provided by operating activities totaled approximately $51.6 million for the six months ended June 30, 2008 compared to approximately $72.6 million in the same period 2007.

Net cash provided by investing activities was approximately $142.8 million for the six months ended June 30, 2008 compared with approximately $102.4 million used in investing activities during the six months ended June 30, 2007. Investing activities during the current period consisted primarily of the proceeds from the GRI Venture transaction noted above and releasing cash held in escrow for like kind exchanges under section 1031 of the Internal Revenue Code.  These inflows were partly offset by purchases of debt securities and additions to investment in rental property, land and construction.  In the prior year period, cash flow used in investing activities was primarily related to the acquisition of three shopping centers and three land parcels, partially offset by the proceeds from two property dispositions.

Net cash used in financing activities totaled approximately $175.5 million for the six months ended June 30, 2008 compared with approximately $29.8 million provided by financing activities for the same period in 2007. The cash used in financing activities in the current period was primarily attributable to the repayment of mortgages, senior notes and line of credit borrowings.  In addition we paid $44.4 million in dividends.  In the prior year cash was primarily provided by the issuance of our $150.0 million unsecured senior notes, partially offset by the repayment of our line of credit of $70.5 million and $44.3 million in dividends.

Straight-Line rent

We account for rental income pursuant to leases on a straight-line basis as required by Statement of Financial Accounting Standards 13, “Accounting for Leases”.  In our business, leases under which rents escalate over time are commonplace.  In addition, leases frequently provide for tenants to take possession of their space prior to the date on which rental payments commence.  In the early years of such leases, straight-line rent accounting results in the recognition of more rental income than our cash flow from rents.   Correspondingly, in the later years of such leases, straight-line rent accounting results in the recognition of less rental income than our cash flow from rents.

Historically, more of our rental income was derived from leases in their early years, resulting in cash flow from rents that were less than our rental income.  Based upon our portfolio of shopping centers as of June 30, 2008, more of our rental income is expected to come from leases in their later years beginning in 2009, which would result in cash flow from rents exceeding our rental income.  The amount by which cash flow from rents exceeds rental income is expected to increase until 2011 and decrease thereafter.  Notwithstanding the foregoing, the difference between cash flow from rents and rental income in future periods will also be affected by acquisitions, dispositions, future leasing activity, and provisions for uncollectible straight-line rent receivables.

The following table sets forth certain information regarding future contractual obligations, excluding interest, as of June 30, 2008:

	Payments due by period
Contractual Obligations	Total (2)	Less than 1 year (3)	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgage notes payable:
Scheduled amortization	$91,628	$5,175	$20,131	$23,144	$43,178
Balloon payments	245,864	-	85,322	141,272	19,270
Total mortgage obligations	$337,492	$5,175	$105,453	$164,416	$62,448

Unsecured senior notes (1)	706,579	-	198,500	25,000	483,079
Capital leases	-	-	-	-	-
Operating leases	626	120	396	36	74
Construction commitments	10,269	10,269	-	-	-
Total contractual obligations	$1,054,966	$15,564	$304,349	$189,452	$545,601

(1)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the six-month LIBOR in arrears, plus 0.4375%.  The contractual obligations for the unsecured senior notes do not reflect this interest rate swap.

(2)	Amounts above include obligations associated with our assets held for sale.

(3)	Amount represents balance of obligation for the remainder of the 2008 year.

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

Off-Balance Sheet Arrangements

Letters of Credit:  As of June 30, 2008, we have pledged letters of credit for $12.7 million as additional security for certain property matters.  Substantially all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments:  As of June 30, 2008, we have entered into construction commitments and have outstanding obligations to fund $10.3 million, based on current plans and estimates, in order to complete current development and redevelopment projects.  These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities.

Operating Lease Obligations:  Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $55,000.  Additionally we have operating lease agreements for office space for which we have an annual obligation of approximately $110,000.

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

Subsequent to the end of the second quarter, our joint venture with an affiliate of DRA Advisors, LLC completed its due diligence investigation of a portfolio of three properties that it has under contract to acquire.  Subject to the satisfaction of certain closing conditions, we are committed to fund approximately $3.1 million in connection with this acquisition.  Our commitment represents our pro-rata portion of the net purchase price, after the assumption of existing mortgage indebtedness.  In addition, we have agreed to fund our pro-rata portion of certain capital and operating expenses of the joint venture.

Equity

On June 3, 2008, our Board of Directors approved a quarterly dividend of approximately $22.2  million, or $0.30 per share, which was paid on June 30, 2008 to stockholders of record on June 14, 2008.

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

Inflation

Many of our leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rents based on tenant gross sales above predetermined levels, rents that generally increase as prices rise, or escalation clauses which feature fixed rent escalation amounts or are related to increases in the Consumer Price Index or similar inflation indices. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

As of June 30, 2008, we had approximately $100.0 million of outstanding floating rate debt, which consists of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements.  We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2008, in relation to our $1.0 billion of outstanding debt, $2.0 billion of total assets and $2.5 billion total equity market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.0 million.  If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.0 million. This assumes that the amount outstanding under our variable rate debt, which is comprised of  fixed rate debt converted to floating rate debt through the use of hedging agreements, remains at approximately $100.1 million, the balance as of June 30, 2008.

The fair value of our fixed rate debt is $908.6 million, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable (excluding the unamortized premium and the $100.0 million of fixed-rate debt converted to floating-rate debt through maturity).  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $43.7 million.  If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $41.0 million.  This assumes that our total outstanding fixed-rate debt remains at $944.1 million, the balance as of June 30, 2008.

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

During 2004, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of negative $66,000 as of June 30, 2008. This swap converted fixed-rate debt to variable rate based on the six-month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

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

Other Market Risks

As of June 30, 2008, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.       RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2007, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.  The following is an additional risk factor:

We have an unrealized loss on our investment in DIM Vastgoed N.V. of $23.0 million and may be required to record an impairment of the investment.

As of June 30, 2008, we indirectly owned approximately 3.8 million ordinary shares of DIM Vastgoed N.V., or DIM, representing 46.5% of the total outstanding ordinary shares of DIM.   DIM is a public company organized under the laws of the Netherlands and owns a portfolio of 21 shopping center properties in the southeastern United States.  As of June 30, 2008, the fair value of DIM’s ordinary shares is less than the carrying amount of our total investment.  Our aggregate cost is approximately $79.2 million.  Based on the closing market price of the ordinary shares on the NYSE Euronext on June 30, 2008, our shares of DIM had a fair value of approximately $56.2 million.  This equates to an unrealized loss of $23.0 million.  While we have determined that our investment is not other-than-temporarily impaired at June 30, 2008, changes in the factors, estimates, assumptions, or expected outcomes that are the basis for that determination could affect our conclusion.  If the market value of DIM remains less than our carrying amount for an extended period of time and/or the financial condition and near-term prospects of DIM deteriorate or do not otherwise improve in the future, among other factors, we may be required to record an impairment of the investment.  For a complete discussion of our determination and the estimates, assumptions and other factors critical to that determination, you should refer to the discussion of our investment under the heading “Securities” in Note 1 to our financial statements contained in our periodic reports filed with the Securities Exhange Commission.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 27, 2008.  At the meeting, the stockholders voted to approve the following proposals:

Proposal 1 – Election of the following directors to hold office until our 2009 annual meeting of stockholders:

	For	Withheld	Broker Non-Vote
Noam Ben-Ozer	61,548,590	126,112	-
James Cassel	61,553,398	121,604	-
Cynthia Cohen	61,413,640	261,062	-
Neil Flanzraich	61,374,521	300,181	-
Nathan Hetz	56,052,238	5,622,464	-
Chaim Katzman	56,970,552	4,704,150	-
Peter Linneman	61,553,297	121,405	-
Jeffrey Olson	61,547,399	127,303	-
Dori Segal	61,305,562	369,140	-

Proposal 2 – Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2008 fiscal year:

For	Against	Abstain	Broker Non-Vote
61,563,453	56,776	54,471	-

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: August 1, 2008	EQUITY ONE, INC.

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