Form 10-Q
period 2008-09-30
EQUITY ONE, INC.
filed 2008-11-10
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐     No ☒

Applicable only to Corporate Issuers:

As of the close of business on November 3, 2008, 76,671,356 shares of the Company's common stock, par value $0.01 per share, were outstanding.

EQUITY ONE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Properties:
Income producing	$1,882,885	$2,047,993
Less: accumulated depreciation	(188,048)	(172,651)
Income-producing property, net	1,694,837	1,875,342
Construction in progress and land held for development	77,553	81,574
Properties held for sale	21,950	323
Properties, net	1,794,340	1,957,239

Cash and cash equivalents	55,950	1,313
Cash held in escrow	-	54,460
Accounts and other receivables, net	15,596	14,148
Investment and advances in real estate joint ventures	11,141	-
Securities	167,392	72,299
Goodwill	12,385	12,496
Other assets	65,159	62,429
TOTAL ASSETS	$2,121,963	$2,174,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes Payable
Mortgage notes payable	$381,410	$397,112
Mortgage notes payable related to properties held for sale	13,507	-
Unsecured revolving credit facilities	4,049	37,000
Unsecured senior notes payable	677,147	744,685
	1,076,113	1,178,797
Unamortized/unaccreted premium/discount on notes payable	5,975	10,042
Total notes payable	1,082,088	1,188,839
Other liabilities
Accounts payable and accrued expenses	68,011	30,499
Tenant security deposits	8,895	9,685
Other liabilities	16,644	28,440
Total liabilities	1,175,638	1,257,463
Minority interest	989	989
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value – 100,000 shares authorized 76,069 and 73,300 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	761	733
Additional paid-in capital	965,877	906,174
(Distributions in excess of earnings) retained earnings	(19,746)	17,987
Accumulated other comprehensive loss	(1,556)	(8,962)
Total stockholders’ equity	945,336	915,932
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,121,963	$2,174,384

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE:
Minimum rent	$44,337	$47,565	$139,153	$141,891
Expense recoveries	11,863	13,792	38,633	40,740
Percentage rent	190	183	1,803	1,816
Management and leasing services	326	103	1,323	1,089
Total revenue	56,716	61,643	180,912	185,536
COSTS AND EXPENSES:
Property operating	14,881	15,849	46,985	46,187
Rental property depreciation and amortization	11,268	11,415	34,702	33,959
General and administrative	7,915	5,679	22,270	21,813
Total costs and expenses	34,064	32,943	103,957	101,959
INCOME BEFORE OTHER INCOME AND EXPENSE, MINORITY INTEREST AND DISCONTINUED OPERATIONS	22,652	28,700	76,955	83,577

OTHER INCOME AND EXPENSE:
Investment income	1,273	189	8,135	6,940
Equity in income in unconsolidated joint ventures	74	-	244	-
Other income	626	27	714	267
Interest expense	(15,182)	(16,930)	(46,577)	(49,556)
Amortization of deferred financing fees	(420)	(426)	(1,268)	(1,234)
Other-than-temporary impairment loss on available for sale securities	(32,688)	-	(32,688)	-
(Loss) on sale of fixed assets	-	-	-	(283)
Gain on sale of real estate	57	407	18,513	1,991
Gain on extinguishment of debt	2,298	-	5,374	-
(LOSS) INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(21,310)	11,967	29,402	41,702
Minority interest	(28)	(28)	(84)	(84)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(21,338)	11,939	29,318	41,618

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	12	(1,528)	110	(41)
(Loss) /gain on disposal of income-producing properties	(69)	254	(552)	1,975
(Loss) income from discontinued operations	(57)	(1,274)	(442)	1,934
NET (LOSS) INCOME	$(21,395)	$10,665	$28,876	$43,552

(LOSS) EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$(0.29)	$0.16	$0.40	$0.57
Discontinued operations	-	(0.01)	(0.01)	0.03
	$(0.29)	$0.15	$0.39	$0.60
Number of Shares Used in Computing Basic Earnings per Share	73,452	73,121	73,405	73,066

(LOSS) EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$(0.29)	$0.16	$0.40	$0.56
Discontinued operations	-	(0.02)	(0.01)	0.03
	$(0.29)	$0.14	$0.39	$0.59
Number of Shares Used in Computing Diluted Earning per Share	73,452	73,985	73,536	74,009

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive (Loss) Income
For the three and nine months ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

NET (LOSS) INCOME	$(21,395)	$10,665	$28,876	$43,552

OTHER COMPREHENSIVE INCOME:
Net unrealized holding (loss) gain on securities available for sale	(528)	(6,041)	(15,846)	(1,711)
Reclassification adjustment for other than temporary impairment loss on securities available for sale	23,071	-	23,071	-
Changes in fair value of cash flow hedges	-	-	-	75
Reclassification adjustment for loss on sale of securities and cash flow hedges included in net income	-	(40)	15	2,325
Net realized loss (gain) of interest rate contracts included in net (loss) income	(93)	-	103	(2,498)
Net amortization of interest rate contracts	20	(24)	63	-
Other comprehensive income adjustment	22,470	(6,105)	7,406	(1,809)

COMPREHENSIVE INCOME	$1,075	$4,560	$36,282	$41,743

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the nine months ended September 30, 2008
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	(Distributions in Excess of Earnings) / Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

BALANCE, JANUARY 1, 2008	$733	$906,174	$17,987	$(8,962)	$915,932

Issuance of common stock	28	57,042	-	-	57,070

Stock issuance cost	-	(2,161)	-	-	(2,161)

Share-based compensation expense	-	4,822	-	-	4,822

Net income	-	-	28,876	-	28,876

Dividends paid	-	-	(66,609)	-	(66,609)

Other comprehensive income adjustment	-	-	-	7,406	7,406

BALANCE, SEPTEMBER 30, 2008	$761	$965,877	$(19,746)	$(1,556)	$945,336

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September, 2008 and 2007
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$28,876	$43,552
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(603)	(1,806)
Amortization/accretion of above (below) market lease intangibles	(2,858)	(3,369)
Amortization of premium on investment available for sale	(152)	-
Provision for losses on accounts receivable	1,584	875
Accretion of premium on notes payable	(1,540)	(1,556)
Amortization of deferred financing fees	1,268	1,240
Rental property depreciation and amortization	35,154	35,190
Share-based payments	4,822	5,312
Amortization of derivatives	(29)	-
Gain on disposal of real estate and income-producing properties	(17,961)	(3,966)
Other-than-temporary impairment loss on available for sale securities	32,688	2,930
Loss on sale of fixed assets	-	283
Gain on sale of securities	-	(316)
Gain on extinguishment of debt	(5,374)	-
Equity in income of unconsolidated joint ventures	(244)	-
Distributions or earnings from joint ventures	169	-
Minority interest	84	84
Changes in assets and liabilities:
Accounts and other receivables	(3,031)	2,521
Other assets	(8,206)	(735)
Accounts payable and accrued expenses	8,158	14,843
Tenant security deposits	(790)	341
Other liabilities	(5,468)	4,584
Net cash provided by operating activities	66,547	100,007

INVESTING ACTIVITIES:
Additions to and purchases of rental property	$(6,639)	$(106,180)
Land held for development	(87)	(23)
Additions to construction in progress	(18,430)	(15,328)
Proceeds from disposal of real estate and rental properties	179,856	10,525
Decrease in cash held in escrow	54,460	1,547
Investments in joint ventures	(15,948)	-
Advances to joint ventures	(308)	-
Distributions of capital from joint ventures	2,966	-
Increase in deferred leasing costs	(4,195)	(3,471)
Additions to notes receivable	(3)	(14)
Proceeds from repayment of notes receivable	22	4,735
Proceeds from sale of securities	250	2,482
Purchases of securities	(91,944)	(1,050)
Net cash provided by (used in) investing activities	100,000	(106,777)

(Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September, 2008 and 2007
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(67,894)	$(13,902)
Borrowings under mortgage notes	65,000	-
Net (repayments) borrowings under revolving credit facilities	(32,952)	(62,500)
Proceeds from senior debt offering	-	148,874
Repayment of senior debt	(62,138)	-
Cash paid for settlement of interest rate contracts	-	(2,498)
Proceeds from issuance of common stock	57,070	3,921
Stock issuance costs	(2,161)	-
Change in deferred financing costs	(2,142)	(607)
Cash dividends paid to stockholders	(66,609)	(66,434)
Distributions to minority interest	(84)	(84)
Net cash (used in) provided by financing activities	(111,910)	6,770

Net increase in cash and cash equivalents	54,637	-
Cash and cash equivalents at beginning of the period	1,313	-
Cash and cash equivalents at end of the period	$55,950	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $2.1 million and $2.6 million in 2008 and 2007, respectively)	$51,758	$51,086
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding (loss) on securities	$(15,846)	$(1,711)
Change in fair value of hedges	$-	$75

The Company acquired and assumed mortgages on the acquisition of certain rental properties:
Fair value of rental property	$-	$69,069
Assumption of mortgage notes payable	-	(27,740)
Fair value adjustment of mortgage notes payable	-	(1,974)
Cash paid for rental property	$-	$39,355

The Company issued senior unsecured notes:
Face value of notes	$-	$150,000
Underwriting costs	-	(975)
Discount	-	(151)
Cash received	$-	$148,874

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

1.	Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by leading supermarkets, drug stores or discount retail store chains.  As of September 30, 2008, our property portfolio was comprised of 162 properties, including 146 shopping centers consisting of approximately 16.0 million square feet of gross leasable area (“GLA”), six development/redevelopment properties, six non-retail properties and four parcels of land.  As of September 30, 2008, our core portfolio was 92.3% leased and included national, regional and local tenants.

In addition, we currently own a 10% interest in GRI-EQY I, LLC (“GRI Venture”), which owns eight neighborhood shopping centers totaling approximately 1.2 million square feet of GLA as of September 30, 2008.  The GRI Venture’s properties were 97.4% leased at September 30, 2008.  Additionally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC (“DRA Venture”) which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of September 30, 2008.  The DRA Venture’s properties were 67.8% leased at September 30, 2008.

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

The condensed consolidated financial statements included in this report are unaudited.  In our opinion, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

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

2.	Summary of Significant Accounting Policies

Revenue Recognition

Rental income includes minimum rents, expense reimbursements, termination fees and percentage rental payments.  Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis.  As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements.  Leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term.  If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered a lease incentive and is recognized over the lease term as a reduction to rental revenue.  Factors considered during this evaluation include, among others, the type of improvements made, who holds legal title to the improvements, and other controlling rights provided by the lease agreement.  Lease revenue recognition commences when the lessee is given possession of the leased space and there are no contingencies offsetting the lessee’s obligation to pay rent.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

We are engaged by two joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective assets.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to that portion of actual costs incurred.  Total interest expense capitalized to construction in progress and land held for development was $666,000 and $788,000 for the three months ended September 30, 2008 and 2007, respectively, and was $2.1 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively.

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

Investments in Joint Ventures

We analyze our joint ventures under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities"("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51 (“ARB No. 51”), as well as the Emerging Issues Task Force No. 04-5, "Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5") and the American Institute of Certified Public Accountants (AICPA) Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" ("SOP 78-9"), in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”)  in accordance with FIN 46R, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

There were no impairment losses for the three and nine months ended September 30, 2008. During the third quarter of 2007, we determined that the carrying amounts of certain assets were unrecoverable and, as a result, we recorded an impairment loss equal to the difference between that carry amount and the estimated fair market value. For the three months ended September 30, 2007, $2.9 million of impairment loss related to two properties that were subsequently sold was recognized which is reflected in income from discontinued operations.

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

Accounts Receivable

Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants.  We evaluate the probability of collection for these receivables and adjust the allowance for doubtful accounts to reflect amounts estimated to be uncollectible.  The allowance for doubtful accounts was approximately $2.8 million and $2.2 million at September 30, 2008 and December 31, 2007, respectively.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Securities

Our investments in securities are classified as available-for-sale and recorded at fair value based on current market prices.  Other than temporary changes in the fair value of the equity and debt investments are included on our consolidated balance sheets in accumulated other comprehensive income (loss).   If a decline in fair value is other than temporary, then an impairment is recognized in earnings and in retained earnings.

As of September 30, 2008, our equity securities consisted primarily of approximately 3.8 million ordinary shares of DIM Vastgoed N.V., or DIM, representing 46.5% of the total outstanding ordinary shares of DIM.   DIM is a public company organized under the laws of the Netherlands, the shares of which are listed on NYSE Euronext Amsterdam stock exchange and which operates as a closed-end investment company owning and operating a portfolio of 21 shopping center properties aggregating approximately 2.6 million square feet in the southeastern United States.  In addition, we own approximately $750,000 of preferred stock of another REIT.

In the three months ended September 30, 2008, we recorded a $32.7 million impairment loss in our condensed consolidated statement of operations in order to record the fair value of DIM’s ordinary shares at the carrying amount of our total investment.  Refer to note 7 for additional explanation on the impairment loss recorded.

During the three months ended September 30, 2008, we purchased various short term debt securities with a principal balance of $57.2 million, approximately $29 million of which settled subsequent to quarter end, at a net premium of approximately $120,000.  As of September 30, 2008, our total investment in these debt securities, which have various maturities through January, 2010, and are classified as available-for-sale, was $120.0 million.  Interest earned on these securities was $939,000 during the three months ended September 30, 2008.

The following table reflects the fair value of our investments, together with the realized losses and unrealized losses that are not deemed other-than-temporarily impaired:

	September 30,			December 31,
	2008			2007
	(In thousands)			(In thousands)

	Fair	Realized	Unrealized	Fair	Realized	Unrealized
Investment	Value	Loss	Loss	Value	Loss	Loss
Equity securities	$47,368	$(32,688)	$(102)	$72,299	$-	$(7,911)
Debt securities	120,024	-	(466)	-	-	-
	$167,392	$(32,688)	$(568)	$72,299	$-	$(7,911)

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Goodwill

Goodwill has been recorded to reflect the excess of cost over the fair value of net assets acquired in various business acquisitions.  We are required to perform annual, or more frequently in certain circumstances, impairment tests of our goodwill.  We have elected to test for goodwill impairment in November of each year.  The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation.  The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill.  If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill.  The determination of reporting unit's (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities.  Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.  During the periods presented, no impairment of goodwill was incurred.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled approximately $12.4 million at September 30, 2008.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in our relationships with significant tenants.  For the three and nine months ended September 30, 2008, $0 and $111,000, respectively, of goodwill was included in the gain on sale of real estate.  No properties sold during the nine months ended September 30, 2007 included goodwill.

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

Minority Interest

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of ours, entered into a limited partnership as a general partner.  An income-producing shopping center (“Walden Woods Village”) was contributed by its owners (the “Minority Partners”), and we contributed 93,656 shares of our common stock (the “Walden Woods Shares”) to the limited partnership at an agreed-upon price of $10.30 per share.  Based on this per share price and the net value of property contributed by the Minority Partners, the limited partners received 93,656 partnership units.  We have entered into a Redemption Agreement with the Minority Partners whereby the Minority Partners can request that we purchase either their limited partnership units or any shares of common stock, which they received in exchange for their partnership units at a price of $10.30 per unit or per share at any time before January 1, 2014.  Because of the Redemption Agreement, we consolidate the accounts of the partnership with our financial data.  We have also entered into a Conversion Agreement with the Minority Partners. Under the Conversion Agreement, following notice, the Minority Partners can convert their partnership units into Walden Woods Shares. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the Walden Woods Shares except to the extent of dividends.  Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared. The Walden Woods Shares are not considered outstanding in the condensed consolidated financial statements and are excluded from the share count in the calculation of primary earnings per share.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

Use of Derivative Financial Instruments

We account for derivative and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted.  These accounting standards require us to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the consolidated balance sheets as assets or liabilities, depending on our rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in the fair value of derivative instruments not designated as hedging instruments, and ineffective portions of cash flow hedges, are recognized in earnings in the current period.

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

On March 24, 2004, concurrently with the issuance of the $200.0 million 3.875% senior unsecured notes, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $117,462 as of September 30, 2008.  This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

Earnings Per Share

Earnings per share is accounted for in accordance with SFAS No. 128, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations.  Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. We calculate the dilutive effect of stock-based compensation arrangements using the treasury stock method.   This method assumes that the proceeds we receive from the exercise of stock options and non-vested stock are used to repurchase common shares in the market. For the three months ended September 30, 2008, common stock equivalents related to the Company’s outstanding stock options and unvested restricted stock were not considered because their effect would have been anti-dilutive.  The adoption of SFAS No. 123(R), “Share-Based Payment”, requires that we include, as assumed proceeds, the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options and vesting of the restricted shares.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audits after 2005.

Share-Based Compensation

The following table reports share-based compensation expense for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Unvested restricted stock	$1,095	$1,123	$3,332	$3,922
Unvested stock options	509	461	1,480	1,380
Employee stock purchase plan discount	3	3	10	10
Total cost	1,607	1,587	4,822	5,312
Less amount capitalized	(154)	(147)	(339)	(344)
Net share based compensation expense	$1,453	$1,440	$4,483	$4,968

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
September 30, 2008
(Unaudited)

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

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent.  Further, the impact may be magnified if the tenant is renting space in multiple locations.  Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us.  We regularly monitor our tenant base to assess potential concentrations of credit risk.  Publix Super Markets accounts for over 10%, or approximately $17.9 million, of our aggregate annualized minimum rent.  As of September 30, 2008, no other tenant accounted for over 5% of our annualized minimum rent.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We adopted the requirements of SFAS No. 157 as of January 1, 2008 without a material impact on our condensed consolidated financial statements, as more fully disclosed in Note 9, “Fair Value Measurements”.  In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (SFP 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  The FASB in FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active.    We have not applied the provisions of SFAS 157 to our nonfinancial assets and nonfinancial liabilities in accordance with FSP 157-2, and FAS 157-3.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS. 159), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  Subsequent to the adoption of SFAS No. 159, changes in fair value for the particular instruments shall be reported in earnings.  Upon initial adoption, SFAS. 159 provided entities with a one-time chance to elect the fair value option for existing eligible items.  The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We did not elect the fair value option for financial assets or liabilities existing on the January 1, 2008 adoption date.  We will consider the applicability of the fair value option for assets acquired or liabilities incurred in future transactions.

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (SFAS 161). SFAS 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after December 1, 2008. We are evaluating the impact that adoption of SFAS 161 will have on our consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. We are currently evaluating the impact of adopting FSP-EITF 03-6-1 on our earnings per share.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

3.	Property Held for Sale and Dispositions

During the nine months ended September 30, 2008, we disposed of seven income producing properties and one outparcel to the GRI Venture. The GRI Venture is 90 percent owned by Global Retail Investors, LLC (“GRI”) and 10 percent owned by us.  The aggregate gross sales price of the seven properties was $176.8 million.  The properties had a net book value of $152.6 million, and we recognized a total gain on sale of approximately $18.5 million, which is net of approximately $2.4 million of costs incurred in connection with the defeasance of existing mortgage debt paid for by the purchaser.  At the closings, $9.3 million of the sale proceeds were contributed by us to the GRI Venture as our investment in the joint venture.  Pursuant to SFAS 66, the sale of the properties to the GRI Venture qualifies as a partial sale because we retained an equity interest in the buyer, and the gain on sale noted above was calculated based on 90 percent of the properties being sold.  The remaining amount of the gain, which totaled $2.4 million, was deferred until such time as the entity is liquidated or the assets are sold.  We have no direct or indirect guarantees of indebtedness related to this transaction as of September 30, 2008, other than customary non-recourse carve-out obligations associated with the GRI Venture mortgage indebtedness.

We also entered into a management agreement pursuant to which we continue to manage and lease the properties on behalf of the GRI Venture.

The following table provides a summary of property disposition activity during the nine months ended September 30, 2008:

Date	Property	City, State	Square Feet / Acres	Gross Sales Price	Gain / (loss) on Sale
				(In thousands)
Properties sold to joint venture: partial sale with continuing involvement

04/01/08	Concord Outparcel	Miami, FL	0.59	$2,449	$-
04/01/08	Concord Shopping Plaza	Miami, FL	298,986	48,201	(966)
04/01/08	Shoppes at Ibis	West Palm Bch, FL	79,420	14,500	5,855
04/01/08	Shoppes of Sunset	Miami, FL	21,704	5,000	(76)
04/01/08	Shoppes of Sunset II	Miami, FL	27,767	5,400	(30)
04/01/08	Shoppes at Quail Roost	Miami, FL	73,550	15,400	(46)
06/09/08	Presidential Markets	Snellville, GA	396,408	62,309	11,110
06/09/08	Sparkleberry Square	Columbia, SC	154,217	23,545	2,708

	Sale of income producing properties sold to joint venture			176,804	18,555

Sale of income-producing properties

06/30/08	Rosemeade	Carrollton, TX	51,231	2,750	(552)

	Sale of income producing property			2,750	(552)

Sale of real estate (in acres)

03/20/08	Waterlick Outparcel	Lynchburg, VA	7.96	550	(42)

	Sale of real estate			550	(42)

	Total Sales			$180,104	$17,961

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

As a result of our significant continuing involvement following the sale of the properties to the GRI Venture, the operating results of these properties are included in loss from continuing operations for the current reporting periods up to the time of sale.  The results of operations of the properties for the periods following the time of sale have not been consolidated, but have been accounted for under the equity method of accounting.

The summary of operating results for the properties sold to GRI Venture through the date sold are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Rental Revenue	$-	$4,115	$5,731	$11,699
Expenses
Property operating expenses	-	1,142	1,762	3,160
Rental property depreciation and amortization	-	785	1,093	2,295
Interest expense	-	497	898	1,496
Operations of income producing properties sold to the GRI Venture	$-	$1,691	$1,978	$4,748

Properties Held for Sale

As of September 30, 2008, two shopping centers were held for sale.  The two income producing properties have a net book value of $22.0 million, are comprised of 184,834 square feet of gross leasable area, and are scheduled to be sold to the GRI Venture in the fourth quarter of 2008.

The summary of operating results for income-producing properties disposed of or designated as held for sale, with no significant continuing involvement, which excludes the two properties to be sold to the GRI Venture in the fourth quarter, are as follows for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Rental Revenue	$(12)	$2,090	$211	$7,049
Expenses
Property operating expenses	(24)	185	42	2,439
Rental property depreciation and amortization	-	392	59	1,231
Interest expense	-	137	-	491
Other	-	2,904	-	2,929
Operations of income producing properties sold or held for sale	$12	$(1,528)	$110	$(41)

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

4.	Investments in Joint Ventures

During the three months ended September 30, 2008, the DRA Venture completed its acquisition of a portfolio of three properties comprised of one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA.  As part of this acquisition, we contributed $3.2 million to the DRA venture.  Our capital contribution represents our pro-rata portion of the net purchase price, after the assumption by the DRA Venture of existing mortgage indebtedness.

As of September 30, 2008, our investment in unconsolidated joint ventures, which is presented net of the deferred gain associated with the disposition of assets to the GRI Venture, was $7.4 million for the GRI Venture and $3.2 million for the DRA Venture. We own a 10% interest in the GRI Venture which owns eight neighborhood shopping centers totaling approximately 1.2 million square feet of GLA and a 20% interest in the DRA Venture which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA.

Total equity in earnings from these joint ventures totaled $74,000 and $244,000 for the three and nine months ended September 30, 2008, and fees associated with these joint ventures totaled approximately $281,000 and $1.2 million for the three and nine months ended September 30, 2008.   There were no comparable fees or equity in earnings associated with joint ventures in the same 2007 period.

5.	Borrowings

The following table is a summary of our mortgage notes payable balances, excluding those liabilities associated with our assets held for sale, for periods ended September 30, 2008 and December 31, 2007:

Mortgage Notes Payable	September 30,	December 31,
	2008	2007
	(In thousands)
Fixed rate mortgage loans	$381,410	$397,112

The weighted average interest rate of the mortgage notes payable at September 30, 2008 and December 31, 2007 was 7.11% and 7.42%, respectively, excluding the effects of the net premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $67.9 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents we will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing.  Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated.  Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

On September 25, 2008, we completed a $65.0 million loan transaction with Allianz Life Insurance Company of North America. The loan is secured by a mortgage on our Sheridan Plaza shopping center located in Hollywood, Florida. The loan matures on October 10, 2018 and principal and interest are payable in arrears based on a 30-year amortization and a 6.25% annual interest rate.

During the three and nine months ended September 30, 2008, respectively, we prepaid without penalty $5.7 million and $60.0 million in mortgage loans.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Our outstanding unsecured senior notes at September 30, 2008 and December 31, 2007 consist of the following:

Unsecured Senior Notes Payable	September 30,	December 31,
	2008	2007
	(In thousands)

3.875% Senior Notes, due 04/15/09	$188,685	$200,000
Fair value of interest rate swap	(117)	(315)
7.840% Senior Notes, due 01/23/12	17,500	25,000
5.375% Senior Notes, due 10/15/15	117,000	120,000
6.00% Senior Notes, due 09/15/16	106,500	125,000
6.25% Senior Notes, due 01/15/17	115,000	125,000
6.00% Senior Notes, due 09/15/17	132,579	150,000
	$677,147	$744,685

Our unamortized premium (discount) on our mortgage notes payable and notes payable, excluding those liabilities associated with our assets held for sale, at September 30, 2008 and December 31, 2007 consists of the following:

Unamortized premium / (discount)	September 30,	December 31,
	2008	2007
	(In thousands)

Mortgage notes payable	$6,723	$10,455
Unsecured senior notes payable	(748)	(413)
	$5,975	$10,042

The weighted average interest rate of the unsecured senior notes at September 30, 2008 and December 31, 2007 was 5.65% and 5.67%, respectively, excluding the effects of the interest rate swap and net premium adjustment.

During the three and nine months ended September 30, 2008, respectively, we purchased $29.3 million and $67.7 million of our outstanding unsecured senior notes, with varying maturities which generated a gain on the early extinguishment of debt of $2.1 million and $5.2 million for the three and nine months ended September 30, 2008, respectively.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

On March 24, 2004, we swapped $100.0 million notional principal of the $200.0 million, 3.875% senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%.  The swap matures April 15, 2009, concurrent, with the maturity of the 3.875% senior notes.

The following table provides a summary of our unsecured revolving lines of credit balances at September 30, 2008 and December 31, 2007:

Unsecured revolving credit facilities	September 30,	December 31,
	2008	2007
	(In thousands)

Wells Fargo	$-	$37,000
City National Bank	4,049	-
	$4,049	$37,000

In January 2006, we amended and restated our unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.  The facility expires January 17, 2009 with a one-year extension option.  The facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, fixed charge coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility.

If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends.  The interest rate in effect at December 31, 2007 was 5.0%, and at September 30, 2008, there was no balance remaining on the line of credit.  The facility also provides for the issuance of letters of credit, of which there were $11.8 million issued at September 30, 2008.

In September of 2008, we renewed a $5.0 million unsecured credit facility with City National Bank of Florida, on which there was a $4.0 million outstanding balance at September 30, 2008 and no outstanding balance at December 31, 2007. As of September 30, 2008, the interest rate in effect on this outstanding balance was 3.225%. This facility also provides for the issuance of $898,000 in outstanding letters of credit. On October 17, 2008, we amended this facility to permit borrowings up to $10.0 million. In addition, we also have a $55,000 outstanding letter of credit with Bank of America.

As of September 30, 2008, the availability under the various credit facilities was approximately $263.2 million net of outstanding balances and letters of credit and subject to the covenants in the loan agreement.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

6.	Earnings Per Share

Basic (loss) earnings per common share is computed by dividing (loss) earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per common share is computed in the same manner as basic (loss) earnings per share taking into consideration the dilutive effect of the Company’s stock options and restricted stock using the treasury stock method.  The computation of diluted (loss) earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on that loss earnings per share. As such, due to the net loss for the three months ended September 30, 2008, 166,891 potentially dilutive weighted average shares have been excluded from the calculation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following summarizes the calculation of basic and diluted shares for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Basic earning per share - weighted average shares	73,452	73,121	73,405	73,066

Walden Woods Village, Ltd	-	94	94	94
Unvested restricted stock using the treasury method (1)	-	627	26	629
Stock options using the treasury method	-	143	11	220
Subtotal	-	864	131	943

Diluted earnings per share - weighted average shares	73,452	73,985	73,536	74,009

(1) Diluted EPS calculation uses the treasury stock method for periods ended September 30, 2008.

7.	Other-than-temporary Impairment

As of September 30, 2008, we indirectly owned approximately 3.8 million ordinary shares of DIM Vastgoed N.V., or DIM, representing 46.5% of the total outstanding ordinary shares of DIM.   This investment in DIM is accounted for as an available-for-sale security because we are unable to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, we were unable to participate in the affairs of DIM’s supervisory board.  As an available-for-sale security, the investment is and has been recorded on our balance sheets at its fair value based on the market price of its ordinary shares. Temporary declines in the fair value of those shares have been included in accumulated other comprehensive loss. Declines that are deemed other-than-temporary are recognized as an impairment loss in our statement of operations and in retained earnings on our balance sheets.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

We evaluate our investments in available-for-sale securities, such as our investment in DIM, for other than temporary declines each reporting period in accordance with Financial Accounting Standard  115 (“FAS 115”) Accounting for Certain Investments in Debt and Equity Securities, Emerging Issues Task Force 03-1 (“EITF 03-1”),  FASB Staff Position 115-1 (“FSP 115-1”) The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and Securities and Exchange Commission Staff Accounting Bulletin 103 (“SAB 103”) Update of Codification of Staff Accounting Bulletins.  We performed this impairment review with respect to our DIM investment for the period ending September 30, 2008, and we considered the following quantitative and qualitative factors to determine if an impairment adjustment was needed:

•	our intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value;

•	our assessment of the net asset value of the properties held by DIM based upon our expertise in the shopping center real estate business;

•	the assessment by DIM’s management of its net asset value, or NAV, based upon its use of fair value accounting;

•	the financial and operational condition of DIM’s properties;

•	market and economic conditions that might affect DIM’s prospects;

•	the extent to which fair value of DIM is below our cost basis and the period of time over which the decline has existed;

•	the relevance of the market price given the thin trading in DIM shares and the concentration of share ownership between ourselves and one other institutional investor; and

•	the share-price premium that might be warranted given our ownership of a large block of the outstanding common stock.

Following our review of these factors, and given the deteriorating market conditions for real estate equities including the decrease in stock price after the end of the quarter, we determined that the decline was other than temporary.  As a result, we recorded an impairment loss of $32.7 million as of September 30, 2008, representing the difference between our cost basis of $79.3 million and the market value of $46.6 million on that date.

8.	Share-Based Compensation Plans

As of September 30, 2008, we have grants outstanding under four share-based compensation plans, including two plans that we assumed in connection with our merger with IRT Property Company.  While awards are outstanding under these plans, the Equity One 2000 Executive Incentive Compensation Plan is the primary plan under which current awards are granted.  The 2000 plan was adopted by our stockholders in June 2000 and amended in May 2002, July 2004 and June 2007.  The number of shares reserved for issuance under the plan is currently 8.5 million, of which approximately 3.6 million shares remain available for awards.

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

For options granted after the January 1, 2006 adoption of SFAS No. 123R, “Shared-Based Payment”, we used the binomial option pricing model to determine the fair value of our stock options; however, effective January 1, 2008, we elected to use the Black-Scholes-Merton option-pricing model to determine prospectively the fair value of our stock options awarded fter January 1, 2008.  We determined that the Black-Scholes-Merton option-pricing model is an acceptable and widely used method that is more appropriate for us given our stock option granting practices, our limited history of option exercise patterns, and the immateriality of stock option expense to our net income.  The determination of the fair value of awards on the date of grant using an option-pricing model is affected by the price of our common stock as well as assumptions regarding a number of subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected life of the options and expected dividends.

We measure compensation cost for restricted stock awards based on the fair value of our common stock at the date of the grant and expense such amounts ratably over the vesting period.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

The following table reports stock option activity during the nine months ended September 30, 2008:

	Shares Under Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at December 31, 2007	2,325	$23.85		$-
Granted	501	22.14		-
Exercised	(150)	16.09		1,434
Forfeited or expired	(407)	25.13		-
Outstanding at September 30, 2008	2,269	$23.82	8.4	$-

Exercisable at September 30, 2008	440	$24.01	6.7	$-

The total cash or other consideration received from options exercised during the nine months ended September 30, 2008 was $259,000.

The following table presents information regarding unvested restricted stock activity during the nine months ended September 30, 2008:

	Unvested Shares	Weighted-Average Price
	(In thousands)

Unvested at December 31, 2007	492	$25.52
Granted	110	22.23
Vested	(55)	23.20
Forfeited	(38)	24.67
Unvested at September 30, 2008	509	$25.13

During the nine months ended September 30, 2008, we granted 110,485 shares of restricted stock that are subject to forfeiture and vest over periods from two to four years.

The total vesting-date value of the 55,480 shares that vested during the nine months ended September 30, 2008 was $1,201,400.

As of September 30, 2008, we had $13.3 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans.  This cost is expected to be recognized over a weighted average period of 2.4 years.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

9.	Equity

On September 24, 2008, we entered into an underwriting agreement with several underwriters with respect to the issue and sale of 2,200,000 shares of our common stock in an underwritten public offering.  The shares were offered to the public at $21.47 per share. The issuance of the shares was registered under the Securities Act of 1933 pursuant to our shelf registration statement.

Contemporaneously with the execution of the underwriting agreement, we entered into a common stock purchase agreement with an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the chairman of our board of directors.  Under the purchase agreement, Gazit’s affiliate agreed to purchase 440,000 shares of our common stock at the public offering price in a private placement. In connection with the purchase agreement, we also executed a registration rights agreement granting the buyer customary demand and “piggy-back” registration rights.

On September 29, 2008, we completed the public offering and concurrent private placement in accordance with the underwriting agreement and purchase agreement. The offerings resulted in net cash proceeds of approximately $54.7 million to the company.

10.	Condensed Consolidating Financial Information

Most of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facility.  The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet As of September 30, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
(In thousands)
ASSETS
Properties, net	$316,052	$1,112,998	$365,290	$-	$1,794,340
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	206,324	52,753	68,546	-	327,623
Total Assets	$1,150,685	$1,165,751	$433,836	$(628,309)	$2,121,963

LIABILITIES
Mortgage notes payable	$43,972	$169,666	$167,772	$-	$381,410
Mortgage notes payable related to properties held for sale	-	-	13,507	-	13,507
Unsecured revolving credit facilities	4,049	-	-	-	4,049
Unsecured senior notes payable	677,147	-	-	-	677,147
Unamortized/unaccreted premium/discount on notes payable	(677)	1,585	5,067	-	5,975
Other liabilities	95,570	11,205	(13,225)	-	93,550
Total Liabilities	820,061	182,456	173,121	-	1,175,638

MINORITY INTEREST	-	-	-	989	989

STOCKHOLDERS’ EQUITY	330,624	983,295	260,715	(629,298)	945,336
Total Liabilities and Stockholders’ Equity	$1,150,685	$1,165,751	$433,836	$(628,309)	$2,121,963

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Condensed Balance Sheet As of December 31, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
(In thousands)
ASSETS
Properties, net	$320,703	$1,258,413	$378,123	$-	$1,957,239
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	81,988	43,874	91,283	-	217,145
Total Assets	$1,031,000	$1,302,287	$469,406	$(628,309)	$2,174,384

LIABILITIES
Mortgage notes payable	$45,366	$134,311	$217,435	$-	$397,112
Mortgage notes payable related to properties held for sale	-	-	-	-	-
Unsecured revolving credit facilities	37,000	-	-	-	37,000
Unsecured senior notes payable	744,685	-	-	-	744,685
Unamortized/unaccreted premium/discount on notes payable	(310)	3,379	6,973	-	10,042
Other liabilities	69,775	15,536	(16,687)	-	68,624
Total Liabilities	896,516	153,226	207,721	-	1,257,463

MINORITY INTEREST	-	-	-	989	989

STOCKHOLDERS’ EQUITY	134,484	1,149,061	261,685	(629,298)	915,932
Total Liabilities and Stockholders' Equity	$1,031,000	$1,302,287	$469,406	$(628,309)	$2,174,384

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Condensed Statement of Operations for the three months ended September 30, 2008	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
(In thousands)

REVENUE:
Minimum rent	$8,325	$26,179	$9,833	$-	$44,337
Expense recoveries	2,358	6,454	3,051	-	11,863
Percentage rent	5	143	42	-	190
Management and leasing services	-	326	-	-	326
Total revenue	10,688	33,102	12,926	-	56,716
EQUITY IN SUBSIDIARIES' EARNINGS	(13,256)	-	-	13,256	-

COSTS AND EXPENSES:
Property operating	3,167	6,923	4,791	-	14,881
Rental property depreciation and amortization	1,849	7,089	2,330	-	11,268
General and administrative	6,422	1,368	125	-	7,915
Total costs and expenses	11,438	15,380	7,246	-	34,064

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS OTHER INCOME AND EXPENSES:	(14,006)	17,722	5,680	13,256	22,652
Investment income	1,176	8	89	-	1,273
Equity in income in unconsolidated joint ventures	-	74	-	-	74
Other income	33	593	-	-	626
Interest expense	(10,302)	(1,694)	(3,186)	-	(15,182)
Amortization of deferred financing fees	(371)	(21)	(28)	-	(420)
Other-than-temporary impairment loss on available for sale securities	-	-	(32,688)	-	(32,688)
Gain (loss) on sale of real estate	-	59	(2)	-	57
Gain on extinguishment of debt	2,077	-	221	-	2,298

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(21,393)	16,741	(29,914)	13,256	(21,310)
Minority Interest	-	-	(28)	-	(28)

INCOME FROM CONTINUING OPERATIONS	(21,393)	16,741	(29,942)	13,256	(21,338)

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(2)	23	(9)	-	12
(Loss) on disposal of income-producing properties	-	-	(69)	-	(69)
(Loss) gain income from discontinued operations	(2)	23	(78)	-	(57)

NET (LOSS) INCOME	$(21,395)	$16,764	$(30,020)	$13,256	$(21,395)

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Condensed Statement of Operations for the three months ended September 30, 2007	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
(In thousands)

REVENUE:
Minimum rent	$8,372	$26,612	$12,581	$-	$47,565
Expense recoveries	2,520	7,453	3,819	-	13,792
Percentage rent	49	66	68	-	183
Management and leasing services	-	103	-	-	103
Total revenue	10,941	34,234	16,468	-	61,643

EQUITY IN SUBSIDIARIES' EARNINGS COSTS AND EXPENSES:	21,054	-	-	(21,054)	-
Property operating	2,669	8,603	4,577	-	15,849
Rental property depreciation and amortization	1,770	6,548	3,097	-	11,415
General and administrative	4,557	1,118	4	-	5,679
Total costs and expenses	8,996	16,269	7,678	-	32,943

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS OTHER INCOME AND EXPENSES:	22,999	17,965	8,790	(21,054)	28,700
Investment income	92	40	57	-	189
Equity in income in unconsolidated joint ventures	-	-	-	-	-
Other income	27	-	-	-	27
Interest expense	(11,060)	(1,966)	(3,904)	-	(16,930)
Amortization of deferred financing fees	(375)	(19)	(32)	-	(426)
Gain on sale of real estate	-	407	-	-	407

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	11,683	16,427	4,911	(21,054)	11,967
Minority Interest	-	(28)	-	-	(28)

INCOME FROM CONTINUING OPERATIONS	11,683	16,399	4,911	(21,054)	11,939

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(1,018)	765	(1,275)	-	(1,528)
Gain on disposal of income-producing properties	-	202	52	-	254
(Loss) gain income from discontinued operations	(1,018)	967	(1,223)	-	(1,274)

NET INCOME	$10,665	$17,366	$3,688	$(21,054)	$10,665

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Condensed Statement of Operations for the nine months ended September 30, 2008	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
(In thousands)

REVENUE:
Minimum rent	$26,169	$81,560	$31,424	$-	$139,153
Expense recoveries	7,001	21,200	10,432	-	38,633
Percentage rent	170	1,085	548	-	1,803
Management and leasing services	-	1,323		-	1,323
Total revenue	33,340	105,168	42,404	-	180,912

EQUITY IN SUBSIDIARIES' EARNINGS COSTS AND EXPENSES:	52,546			(52,546)	-
Property operating	8,415	26,304	12,266	-	46,985
Rental property depreciation and amortization	5,532	21,624	7,546	-	34,702
General and administrative	18,529	3,510	231	-	22,270
Total costs and expenses	32,476	51,438	20,043	-	103,957

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS OTHER INCOME AND EXPENSES:	53,410	53,730	22,361	(52,546)	76,955
Investment income	2,040	43	6,052	-	8,135
Equity in income in unconsolidated joint ventures	-	244	-	-	244
Other income	120	594	-	-	714
Interest expense	(30,692)	(5,856)	(10,029)	-	(46,577)
Amortization of deferred financing fees	(1,119)	(57)	(92)	-	(1,268)
Other-than-temporary impairment loss on available for sale securities	-	-	(32,688)	-	(32,688)
(Loss) gain on sale of real estate	(42)	13,893	4,662	-	18,513
Gain on extinguishment of debt	5,153	-	221	-	5,374

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	28,870	62,591	(9,513)	(52,546)	29,402
Minority Interest	-	-	(84)	-	(84)

INCOME FROM CONTINUING OPERATIONS	28,870	62,591	(9,597)	(52,546)	29,318

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	6	58	46	-	110
(Loss) on disposal of income-producing properties	-	-	(552)	-	(552)
Income (loss) from discontinued operations	6	58	(506)	-	(442)

NET (LOSS) INCOME	$28,876	$62,649	$(10,103)	$(52,546)	$28,876

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Condensed Statement of Operations for the nine months ended September 30, 2007	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
(In thousands)

REVENUE:
Minimum rent	$25,243	$78,877	$37,771	$-	$141,891
Expense recoveries	7,515	22,088	11,137	-	40,740
Percentage rent	188	976	652	-	1,816
Management and leasing services	-	1,089	-	-	1,089
Total revenue	32,946	103,030	49,560	-	185,536

EQUITY IN SUBSIDIARIES' EARNINGS COSTS AND EXPENSES:	72,494	-	-	(72,494)	-
Property operating	7,850	25,057	13,280	-	46,187
Rental property depreciation and amortization	5,234	19,281	9,444	-	33,959
General and administrative	17,431	4,275	107	-	21,813
Total costs and expenses	30,515	48,613	22,831	-	101,959

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS OTHER INCOME AND EXPENSES:	74,925	54,417	26,729	(72,494)	83,577
Investment income	811	108	6,021	-	6,940
Equity in income in unconsolidated joint ventures	-	-	-	-	-
Other income	267	-	-	-	267
Interest expense	(32,348)	(5,465)	(11,743)	-	(49,556)
Amortization of deferred financing fees	(1,082)	(55)	(97)	-	(1,234)
Gain on sale of real estate	1,028	962	1	-	1,991
(Loss) on sale of fixed assets		(283)	-	-	(283)

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	43,601	49,684	20,911	(72,494)	41,702
Minority Interest	-	(84)	-	-	(84)

INCOME FROM CONTINUING OPERATIONS	43,601	49,600	20,911	(72,494)	41,618

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(49)	1,287	(1,279)	-	(41)
Gain on disposal of income-producing properties	-	1,923	52	-	1,975
(Loss) gain income from discontinued operations	(49)	3,210	(1,227)	-	1,934

NET INCOME	$43,552	$52,810	$19,684	$(72,494)	$43,552

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Condensed Statement of Cash Flows for the nine months ended September 30, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
(In thousands)

Net cash (used in) provided by operating activities	$(22,575)	$67,627	$21,495	$66,547

INVESTING ACTIVITIES:
Additions to and purchases of rental properties	(686)	(4,618)	(1,335)	(6,639)
Land held for development	-	(87)	-	(87)
Additions to construction in progress	479	(17,492)	(1,417)	(18,430)
Proceeds from disposal of real estate and rental properties	550	164,806	14,500	179,856
Decrease in cash held in escrow	54,460	-	-	54,460
Investment in joint ventures	(3,180)	(12,768)	-	(15,948)
Advances to joint ventures	(308)	-	-	(308)
Distributions of capital from joint ventures	2,966	-	-	2,966
Increase in deferred leasing costs	(811)	(2,348)	(1,036)	(4,195)
Additions to notes receivable	(3)	-	-	(3)
Proceeds from repayment of notes receivable	13	4	5	22
Proceeds from sale of securities	250	-	-	250
Purchase of securities	(91,944)	-	-	(91,944)
Advances to Affiliates	168,637	(166,640)	(1,997)	-
Net cash provided by (used in) investing activities	130,423	(39,143)	8,720	100,000

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(9,195)	(28,484)	(30,215)	(67,894)
Borrowings under mortgage notes	65,000	-	-	65,000
Net repayments borrowings under revolving credit facilities	(32,952)	-	-	(33,952)
Repayment from senior debt	(62,138)	-	-	(62,138)
Proceeds from issuance of common stock	57,070	-	-	57,070
Stock issuance cost	(2,161)	-	-	(2,161)
Change in deferred financing costs	(2,142)	-	-	(2,142)
Cash dividends paid to stockholders	(66,609)	-	-	(66,609)
Distributions to minority interest	(84)	-	-	(84)
Net cash (used in) financing activities	(53,211)	(28,484)	(30,215)	(111,910)
NET INCREASE IN CASH AND CASH EQUIVALENTS	54,637	-	-	54,637
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,313	-	-	1,313
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$55,950	$-	$-	$55,950

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Condensed Statement of Cash Flows for the nine months ended September 30, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
(In thousands)

Net cash provided by operating activities	$(5,552)	$77,052	$28,507	$100,007

INVESTING ACTIVITIES:
Additions to and purchases of rental properties	(579)	(100,357)	(5,244)	(106,180)
Land held for development	-	(23)	-	(23)
Additions to construction in progress	(11,121)	(2,529)	(1,678)	(15,328)
Proceeds from disposal of real estate and rental properties	1,495	9,030	-	10,525
Decrease in cash held in escrow	1,547	-	-	1,547
Increase in deferred leasing costs	(775)	(1,783)	(913)	(3,471)
Additions to notes receivable	-	(14)	-	(14)
Proceeds from repayment of notes receivable	4,703	21	11	4,735
Proceeds from sale of securities	2,482	-	-	2,482
Purchases of securities	(1,050)	-	-	(1,050)
Advances (to) from affiliates	(10,524)	21,871	(11,347)	-
Net cash provided by (used in) investing activities	(13,822)	(73,784)	(19,171)	(106,777)

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(1,298)	(3,268)	(9,336)	(13,902)
Net repayments borrowings under revolving credit facilities	(62,500)	-	-	(62,500)
Proceeds from senior debt offering	148,874	-	-	148,874
Cash paid for settlement of interest rate contracts	(2,498)	-	-	(2,498)
Proceeds from issuance of common stock	3,921	-	-	3,921
Change in deferred financing costs	(607)	-	-	(607)
Cash dividends paid to stockholders	(66,434)	-	-	(66,434)
Distributions to minority interest	(84)	-	-	(84)
Net cash (used in) provided by financing activities	19,374	(3,268)	(9,336)	6,770
NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-	-
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	-	-	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

11.	Fair Value Measurements

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

Recurring Fair Value Measurements

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Fair Value Measurements
	(In thousands)

	Quoted Prices in	Significant
	Active Markets	Other Observable
	for Identical Assets	Inputs
Description	(Level 1)	(Level 2)

Available-for-sale-securities	$47,368	$120,024
Interest rate swap	-	117
Total	$47,368	$120,141

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Debt securities – These securities are valued using industry-standard models that consider various assumptions, including time to maturity, applicable market volatility factors, and current market and selling prices for the underlying debt instruments which are traded on the open market, even if not highly liquid.  Substantially all of these assumptions are observable in the marketplace, or can be derived from observable data.

12.	Commitments and Contingencies

As of September 30, 2008, we had pledged letters of credit totaling $12.7 million as additional security for certain financial and other obligations.

We have committed to fund approximately $5.0 million, based on current plans and estimates, in order to complete pending development and redevelopment projects.  These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities.

Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $40,000.  Additionally we have operating lease agreements for office space in which we have an annual obligation of approximately $440,000.

We are subject to litigation in the normal course of business.  However, we do not believe that any of the litigation outstanding as of September 30, 2008, will have a material adverse effect on our financial condition or results of operations.

13.	Subsequent Events

On October 17, 2008, we amended and restated our credit agreements with a syndicate of banks to provide for a $227.0 million unsecured revolving credit facility that replaced our existing facility that would have expired in January 2009.  The amended facility bears interest at our option at (i) one, two, three or six-month LIBOR plus 1.00% to 1.70%, depending on the credit ratings of our senior unsecured notes, or (ii) daily LIBOR plus 3.0%.  The amended facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $35.0 million swing line facility for short term borrowings and a $20.0 million letter of credit commitment.   Subject to the terms and conditions in the amended credit agreement the total commitments under the facility may be increased up to a total of $400.0 million.  The amended facility expires on October 17, 2011, with a one year extension option.  In addition, the amended facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, fixed charge coverage ratios, unencumbered properties, permitted investments and others. If a default under the facility exists, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends.

In October of 2008, we repurchased and cancelled approximately $11.5 million principal amount of our unsecured outstanding senior notes payable for consideration of $10.9 million.

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

Unless the context otherwise requires, all references to “we”, “our”, “us”, and “Equity One” in this report refer collectively to Equity One, Inc. and its consolidated subsidiaries.

Critical Accounting Policies

Our 2007 Annual Report on Form 10-K contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, accounting for securities, impairment testing of goodwill, and joint venture accounting.  For the nine months ended September 30, 2008, there were no material changes to these policies.

Executive Overview

We are a real estate investment trust (“REIT”) that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers.  Our primary objective is to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our real estate assets.  To achieve our objective, we lease and manage our shopping centers primarily with experienced, in-house personnel.  We acquire neighborhood or community shopping centers that either have leading anchor tenants or contain a mix of tenants which reflect the shopping needs of the communities they serve.  We also develop and redevelop shopping centers on a tenant-driven basis, leveraging either existing tenant relationships or geographic and demographic knowledge while seeking to minimize risks associated with land development.

As of September 30, 2008, our property portfolio comprised 162 properties, including 146 shopping centers consisting of approximately 16.0 million square feet of gross leasable area (“GLA”), six development/redevelopment properties, six non-retail properties and four parcels of land.  As of September 30, 2008, our core portfolio was 92.3% leased and included national, regional and local tenants.  We currently own a 10% interest in GRI-EQY I, LLC, (“GRI Venture”) which owns eight neighborhood shopping centers totaling approximately 1.2 million square feet of GLA as of September 30, 2008.  In total, the GRI Venture’s properties were 97.4% leased at September 30, 2008.  Additionally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC (“DRA Venture”) which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of September 30, 2008.  In total, the DRA Venture’s properties were 67.8% leased at September 30, 2008.

During 2008, our business has felt the effects of the softening economic environment and extended turmoil in the U.S credit markets.  Buyers and sellers of real estate assets have faced a tight financial market that has made completing transactions more difficult. A consumer-led economic slowdown has had a meaningful impact on most retailers, causing many companies, both national and local, to cease operations or declare bankruptcy.  While the economic conditions have had an effect in most of our markets, certain markets, like South Florida, have experienced a disproportionate economic slowdown due to housing price declines and other regional factors.

These macro-trends have made it more difficult for us to achieve our objectives of growing our business through internal rent increases, re-cycling capital from lower-tier assets into higher quality properties, and growing our asset management business.  As an example, lower occupancy from tenants ceasing operations has had an impact on our rental revenue and expense recoveries, thereby negatively affecting our year over year operating results. Notwithstanding the difficult operating environment, the execution of our business strategy during the third quarter of 2008 resulted in:

•	the execution of 45 new leases totaling 104,202 square feet, the extension of 20 leases for 184,505 square feet, and the renewal of 81 leases for 152,131 square feet;
•
the completion of a public offering of 2,200,000 shares of our common stock concurrent with a private placement of 440,000 shares of common stock to an affiliate of our largest stockholder, Gazit-Globe, Ltd.  The offerings resulted in cash proceeds of approximately $54.7 million;

•	the closing of a $65.0 million mortgage loan secured by one of our shopping centers which generated approximately $62.5 million in cash proceeds;
•	the purchase of additional short-term bonds with a principal balance of approximately $57.2 million;
•	the acquisition of approximately $29.3 million principal amount of our senior notes resulting in a net gain on early extinguishment of debt of approximately $2.1 million; and

•
the investment in a new joint venture with an affiliate of DRA Advisors totaling $3.2 million which represents our pro-rata portion of the net purchase price, after the assumption by the joint venture of existing mortgage indebtedness.  We have a 20% interest in this venture that owns one office building and two retail shopping centers.

The execution of our business strategy for the nine months ended September 30, 2008 resulted in:

•
the sale of seven community shopping center properties and one out parcel to the GRI Venture for an aggregate gross sales price of $176.8 million which generated an aggregate gain of approximately $18.5 million and is net of $2.4 million defeasance costs paid by the buyer;

•	the sale of one community shopping center located in Carrollton, Texas for a consideration of $2.8 million resulting in a loss of $552,000;
•	the completion of one redevelopment project for approximately $4.8 million located in Brevard, North Carolina;
•	the acquisition of approximately $67.7 million principal amount of our senior notes resulting in a net gain on early extinguishment of debt of approximately $5.2 million; and
•	the purchase of short-term publically traded REIT bonds for an aggregate purchase price of approximately $120.7 million.

Results of Operations

Our consolidated results of operations are not necessarily comparable from period to period due to the impact of property acquisitions, developments and redevelopments and securities investments.  A large portion of the change in our statement of operations line items is related to these changes in our portfolio.

Comparison of the three months ended September 30, 2008 to 2007

The following summarizes line items from our unaudited condensed consolidated statements of operations that we think are important in understanding our operations and/or those items that have significantly changed in the three months ended September 30, 2008 as compared to the same period in 2007:

	Three Months Ended
	September 30,
	2008	2007	% Change
	(In thousands)

Total revenue	$56,716	$61,643	-8.0%
Property operating expenses	14,881	15,849	-6.1%
Rental property depreciation and amortization	11,268	11,415	-1.3%
General and administrative expenses	7,915	5,679	39.4%
Investment income	1,273	189	573.5%
Equity in income in unconsolidated joint ventures	74	-	NA
Other income	626	27	2218.5%
Interest expense	15,182	16,930	-10.3%
Other-than-temporary loss on available for sale securities	32,688	-	NA
Gain on sale of real estate	57	407	-86.0%
Gain on extinguishment of debt	2,298	-	NA
(Loss) income from discontinued operations	(57)	(1,274)	NA
Net (loss) income	$(21,395)	$10,665	-300.6%

Total revenue decreased by $4.9 million, or 8.0%, to $56.7 million in 2008.  The decrease is primarily attributable to the following:

•	a decrease of $4.3 million related to the sale of our seven income producing properties to the GRI Venture, which are included fully in the 2007 results, yet not included in the 2008 results;

•	a decrease of $1.2 million in same-property revenue due to lower small shop occupancy, which had the effect of lowering rental revenue and expense recoveries;

•
an increase of approximately $200,000 associated with management, leasing and asset management services provided to our joint ventures, which are included fully in the 2008 results, yet not included in the 2007 results; and

•
an increase of $400,000 related to the completion of various development/redevelopment projects, partly offset by a decrease of $200,000 for development/redevelopment projects currently under construction.

Property operating expenses decreased by $1.0 million, or 6.1%, to $14.9 million in 2008.  The decrease is mostly comprised of the following:

•
a decrease of approximately $1.2 million related to the sale of our seven income producing properties to the GRI Venture, which are included fully in the 2007 results, yet not included in the 2008 results;

•
an increase of approximately $100,000 in same-property operating and maintenance expenses partly due to higher landlord repairs and maintenance and higher provision for credit loss partially offset by lower insurance, real estate tax and common area maintenance expense; and

•	an increase of $100,000 related to the completion of various development/redevelopment projects.

Rental property depreciation and amortization decreased by approximately $100,000, or 1.3%, to $11.3 million for 2008 from $11.4 million in 2007.  The decrease in 2008 is due primarily to the following:

•	a decrease of $800,000 attributable to the sale of our seven income producing properties to the GRI Venture, which are included fully in the 2007 results, yet not included in the 2008 results;

•	an increase of approximately $100,000 associated with the completion of development/redevelopment properties; and

•	an increase of approximately $600,000 related to amortization of tenant improvements and leasing commissions.

General and administrative expenses increased by $2.2 million, or 39.4%, to $7.9 million in 2008 compared to $5.7 million in 2007. The increase is primarily attributable to an increase of approximately $900,000 for professional services, information technology related expenses, income tax related expenses, accounting and bank fees, an increase of $400,000 associated with an increase in travel and remote office location expense and $900,000 in compensation and employment related expenses.

Investment income increased by $1.1 million in 2008 compared to 2007.  The increase primarily relates to interest income associated with our short-term bond investments, as our bond portfolio of investments increased $57.2 million during the three months ended September 30, 2008.

Equity in income in unconsolidated joint ventures was $74,000 for 2008 which represents our pro rata share of our joint ventures operating gains (losses).

Other income increased by $600,000 in 2008 compared to 2007.  The increase primarily relates to the receipt of income of approximately $590,000 following the execution of an easement agreement in settlement of a condemnation proceeding at one of our properties.

Interest expense decreased by $1.7 million, or 10.3%, to $15.2 million in 2008 as compared to $16.9 million in 2007.  The decrease is primarily attributable to the following:

•
a decrease of approximately $900,000 related to the write off of debt premium due to the early extinguishment of our debt, partly offset by an increase of $100,000 related to our interest rate swap contract associated with our senior notes;

•	a decrease of approximately $500,000 related to the payoff of certain mortgages and senior notes;

•
a decrease of $500,000 in mortgage interest related to our seven income producing properties that we sold to the GRI Venture, which are included fully in the 2007 results, yet not included in the 2008 results; and

•	an increase of $100,000 related to lower capitalized interest for development/redevelopment projects.

In the third quarter of 2008, we recognized a $32.7 million impairment loss related to our DIM investment.  As described in the note 7 to our condensed consolidated financial statement contained in this report, we have determined, based principally on events occurring subsequent to quarter end, that the impairment loss in our investment was “other-than-temporary”.  As a result, we have recorded an impairment loss equal to $32.7 million representing the difference between the carrying value of our investment and the fair market value on September 30, 2008.  In the same 2007 period there was $2.9 million of impairment loss related to two income-producing properties that were subsequently sold which was recognized and is reflected in income (loss) from discontinued operations.

Gain on sale of real estate was $57,000 in 2008 as compared to $407,000 in 2007.  The gain in 2007 was for the sale of one land parcel.

In the third quarter of 2008, we repurchased and canceled approximately $29.3 million principal amount of our senior notes and recognized a net gain on early extinguishment of debt of approximately $2.1 million.  There were no comparable gains in the same 2007 period.

In the third quarter of 2008, our discontinued operations resulted in a net loss of $57,000 compared to a net loss of $1.3 million in the same 2007 period

As a result of the foregoing, we had a net loss of $21.4 million in the third quarter compared to net income of $10.7 million in the third quarter of 2007.

Comparison of the nine months ended September 30, 2008 to 2007

The following summarizes certain line items from our unaudited consolidated statements of operations that we think are important in understanding our operations and/or those items which have significantly changed in the nine months ended September 30, 2008 as compared to the same period in 2007:

	Nine Months Ended
	September 30,
	2008	2007	% Change
	(In thousands)

Total revenue	$180,912	$185,536	-2.5%
Property operating expenses	46,985	46,187	1.7%
Rental property depreciation and amortization	34,702	33,959	2.2%
General and administrative expenses	22,270	21,813	2.1%
Investment income	8,135	6,940	17.2%
Equity in income in unconsolidated joint ventures	244	-	NA
Other income	714	267	167.4%
Interest expense	46,577	49,556	-6.0%
Other-than-temporary loss on available for sale securities	32,688	-	NA
Gain on sale of real estate	18,513	1,991	829.8%
Gain on extinguishment of debt	5,374	-	NA
(Loss) income from discontinued operations	(442)	1,934	-122.9%
Net (loss) income	$28,876	$43,552	-33.7%

Total revenue decreased by $4.6 million, or 2.5%, to $180.9 million in 2008.  The decrease is primarily attributable to the following:

•
a decrease of $6.0 million attributable to the sale of our seven income producing properties to the GRI Venture, revenue from which was included fully in the 2007 results, yet only included in the 2008 results through the date of sale;

•	a decrease of $2.0 million in same-property revenue due primarily to lower lease termination income and small shop occupancy, which had the effect of lowering rental revenue and expense recoveries;

•	a decrease of approximately $300,000 in non-retail property income;

•
an increase of $1.4 million related to the completion of various development/redevelopment projects, partly offset by a decrease of $500,000 for development/redevelopment projects currently under construction;

•	an increase of $1.3 million associated with properties acquired in 2007, revenue from which is included fully in the 2008 results, yet only included in the 2007 results since acquisition;

•	an increase of approximately $1.3 million related to a settlement fee received in connection with a previous tenant’s bankruptcy; and

•
an increase of approximately $200,000 associated with management, leasing and asset management services provided to our joint ventures revenue from which is included fully in the 2008 results, yet not included in the 2007 results.

Property operating expenses increased by $800,000, or 1.7%, to $47.0 million in 2008.  The increase is primarily comprised of the following:

•
an increase of approximately $1.7 million in same-property operating and maintenance costs partly due to higher common area maintenance expense, provision for credit loss, legal expenses, and real estate tax expenses partially offset by lower insurance expense;

•	an increase of approximately $400,000 related to the full year effect for properties acquired in 2007;

•	an increase of approximately $200,000 related to the completion of various development/redevelopment projects; and

•
a decrease of approximately $1.5 million attributable to the sale of our seven income producing properties to the GRI Venture, expenses from which were included fully in the 2007 results, yet only included in the 2008 results through the date of sale.

Rental property depreciation and amortization increased by $700,000, or 2.2%, to $34.7 million in 2008 from $34.0 million in 2007.  The increase in 2008 is due primarily to the following:

•	an increase of approximately $1.4 million related to amortization of tenant improvements and leasing commissions;

•	an increase of approximately $300,000 of full year effect associated with properties acquired in 2007;

•
an increase of approximately $300,000 associated with the completion of development/redevelopment properties partially offset by a decrease of $100,000 for development/redevelopment projects currently under construction; and

•
a decrease of approximately $1.2 million attributable to the sale of our seven income producing properties to the GRI Venture, which were included fully in the 2007 results, yet only included in the 2008 results through the date of sale.

General and administrative expenses increased by $500,000, or 2.1%, to $22.3 million in 2008 compared to $21.8 million in 2007. The increase is mainly attributable to an increase of $1.7 million for professional services, information technology related expenses, remote offices expense, income tax related expense and an increase of $1.6 million in compensation and employment related expenses offset in part by a decrease of approximately $1.2 million of pre-development costs related to non-viable projects, a decrease of approximately $900,000 in severance-related expense related to former employees, a decrease of approximately $700,000 associated with management and leasing services expense for a portfolio of Texas properties, for which services were terminated in the second quarter of 2007.

Investment income increased by $1.2 million, or 17.2%, in 2008 compared to 2007.  The increase relates primarily to interest income associated with our short-term bond investments.

Equity in income in unconsolidated joint ventures was $244,000 for 2008 based on our pro rata share of our joint ventures operating gains (losses).

Other income increased by $450,000 in 2008 compared to 2007.  The increase primarily relates to the receipt of income of approximately $590,000 following the execution of an easement agreement in settlement of a condemnation proceeding at one of our properties.

Interest expense decreased by $3.0 million, or 6.0%, to $46.6 million in 2008 as compared to $49.6 million for 2007.  The decrease is primarily attributable to the following:

•
an increase of approximately $2.7 million of interest incurred related to higher average unsecured senior notes outstanding in 2008, offset by a decrease of $1.3 million related to our interest rate swap contract associated with our senior notes and a decrease of approximately $1.5 million related to the write off of interest rate contracts due to the early extinguishment of our debt;

•	an increase of $500,000 of interest expense related to lower capitalized interest for development/redevelopment projects;

•
an increase of approximately $400,000 in mortgage interest related to additional mortgage indebtedness assumed in connection with a 2007 acquisition, offset by a decrease of $1.2 million related to the payoff of certain mortgages and principal amortization;

•	a decrease of approximately $2.0 million attributable to reduced usage of our lines of credit; and

•	a decrease of approximately $600,000 in interest expense related to mortgage indebtedness secured by the properties sold to the GRI Venture.

In the third quarter of 2008, we recognized $32.7 million of impairment loss related to our DIM investment.  In the same period in 2007, there was $2.9 million of impairment loss related to two income producing properties that were subsequently sold was recognized and is reflected in income (loss) from discontinued operations.

Gain on sale of real estate was approximately $18.5 million in 2008 as compared to $2.0 million in 2007.  The gain was primarily attributable to the sale of seven properties to the GRI Venture.

During the nine months ended 2008, we repurchased and canceled approximately $67.7 million principal amount of our senior notes and recognized a net gain on early extinguishment of debt of approximately $5.2 million, coupled with a $200,000 gain from early extinguishment of mortgages, totaling $5.4 million net gain for the period. There were no comparable gains in the same 2007 period.

In the nine months ended September 30, 2008, our discontinued operations resulted in a net loss of $442,000 compared to a net gain of $1.9 million.  In the nine months ended September 30, 2008, we sold one income producing property for a loss of $552,000 partly offset by $110,000 generated in net operating income related to discontinued operations.  During the nine months ended September 30, 2007, we had a loss of $40,000 in net operating income related to discontinued operations and gain on the sale of real estate of $2.0 million.

As a result of the foregoing, we had net income of $28.9 million for the nine months ended September 30, 2008, as compared to $43.6 million for the same 2007 period.

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

The following table illustrates the calculation of FFO for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net (loss) income	$(21,395)	$10,665	$28,876	$43,552
Adjustments:
Rental property depreciation and amortization, including discontinued operations	11,268	11,807	34,761	35,190
Gain on disposal of depreciable real estate	12	(254)	(18,003)	(1,975)
Loss on sale of fixed assets	-	-	-	283
Pro rata share of real estate depreciation from unconsolidated JV	253	-	391	-
Minority interest	28	28	84	84
Funds from operations	$(9,834)	$22,246	$46,109	$77,134

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Month Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

(Loss) Earnings per diluted share (1)	$(0.29)	$0.14	$0.39	$0.59
Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.16	0.16	0.47	0.48
Gain on disposal of depreciable real estate	-	-	(0.24)	(0.03)
Loss on sale of fixed assets	-	-	-	-
Pro rata share of real estate depreciation from unconsolidated JV	-	-	0.01	-
Minority interest	-	-	-	-
Funds from operations per diluted share	$(0.13)	$0.30	$0.63	$1.04

(1) Earnings per diluted share reflect the add-back of the minority interest(s) which are convertible to shares of our common stock.

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations. However, the cash generated from operations is primarily paid to our stockholders in the form of dividends.  Our status as a REIT requires that we distribute 90% of our REIT taxable income (including net capital gain) each year, as defined in the Code.  Our short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring company expenditures, such as general and administrative expenses, non-recurring company expenditures (such as tenant improvements and redevelopments) and dividends to common stockholders.  Historically, we have satisfied these requirements principally through cash generated from operations.

Our long-term capital requirements consist primarily of maturities under our long-term debt, development and redevelopment costs and the costs related to growing our business, including acquisitions.  Historically, we have funded these requirements through a combination of sources which were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.  During 2008, however, as a result of deteriorating conditions in the credit and capital markets, many of these sources of capital have become increasingly more expensive or more difficult to obtain or may be temporarily unavailable.

In response to these changing conditions, in the third quarter and subsequent to quarter end, we have undertaken a number of initiatives to improve our liquidity position and address our capital needs. The following is a summary of those initiatives:

•
Equity Offering.  On September 24, 2008, we entered into an underwriting agreement with several underwriters with respect to the issue and sale of 2,200,000 shares of our common stock in an underwritten public offering.  The shares were offered to the public at $21.47 per share. The issuance of the shares was registered under the Securities Act of 1933 pursuant to our shelf registration statement.

Contemporaneously with the execution of the underwriting agreement, we entered into a common stock purchase agreement with an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the Chairman of our board of directors.  Under the purchase agreement, Gazit’s affiliate agreed to purchase 440,000 shares of our common stock at the public offering price in a concurrent private placement. In connection with the purchase agreement, we also executed a registration rights agreement granting the buyer customary demand and “piggy-back” registration rights.

On September 29, 2008, we completed the public offering and concurrent private placement in accordance with the underwriting agreement and purchase agreement. The offerings resulted in net cash proceeds of approximately $54.7 million to the company.

•
New Mortgage Loan.  On September 25, 2008, we completed a $65.0 million loan transaction with Allianz North American Life Insurance Company. The loan is secured by a mortgage on our Sheridan Plaza shopping center located in Hollywood, Florida. The loan matures on October 10, 2018 and principal and interest are payable in arrears based on a 30 year amortization and a 6.25% annual interest rate.

•
Senior Note Repurchases.  During the three and nine months ended September 30, 2008, respectively, we purchased $29.3 million and $67.7 million of our unsecured senior notes with varying maturities and generated a gain on the early extinguishment of debt of $2.1 million and $5.2 million for the three and nine months ended September 30, 2008, respectively.

•
Credit Lines.  On October 17, 2008, we amended and restated our credit agreement with a syndicate of banks to provide for a $227.0 million unsecured revolving credit facility that replaced our existing facility that would have expired in January 2009.  The amended facility bears interest at our option at (i) one, two, three, or six-month LIBOR plus 1.00% to 1.70%, depending on the credit ratings of our senior unsecured notes, or (ii) at daily LIBOR plus 3.0%.  The new facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the then commitments, a $35.0 million swing line facility for short term borrowings and a $20.0 million letter of credit commitment.   At our request and subject to the terms and conditions in the amended credit agreement, the total commitments under the facility may be increased up to a total of $400.0 million.  The facility expires on October 17, 2011, with a one year extension option.

Summary Cash Flows. As of September 30, 2008, we had approximately $55.9 million of available cash and cash equivalents on hand.  In addition, we had investments in shorter-term debt securities of approximately $120.0 million.  The primary source of these investments was the equity offering and new mortgage loan which together yielded $117.2 million of aggregate proceeds. In addition, as of September 30, 2008, we had approximately $263.2 million available to borrow under our unsecured revolving credit facilities, subject to the covenants of those facilities.  While there are no amounts outstanding on these facilities as of September 30, 2008, approximately $12.7 million in letters of credit issued under those lines reduce our current availability.

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Nine Months Ended
	September 30,
	2008	2007	Increase (Decrease)
	(In thousands)

Net cash provided by operating activities	$66,547	$100,007	$(33,460)
Net cash provided by (used in) investing activities	$100,000	$(106,777)	$206,777
Net cash (used in) provided by financing activities	$(111,910)	$6,770	$(118,680)

Our principal source of operating cash flow is cash generated from our rental properties.  Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service, and quarterly dividends.  Net cash provided by operating activities totaled approximately $66.5 million for the nine months ended September 30, 2008 compared to approximately $100.0 million in the same period 2007.

Net cash provided by investing activities was approximately $100.0 million for the nine months ended September 30, 2008 compared with approximately $106.8 million used in investing activities during the nine months ended September 30, 2007. Investing activities during the current period consisted primarily of the proceeds from the GRI Venture transaction which occurred during the second quarter and disbursements of cash held in escrow for like kind exchanges under section 1031 of the Internal Revenue Code.  These inflows were partly offset by purchases of debt securities, investments in joint ventures, and additions to investment in rental property, land and construction.  In the prior year period, cash flow used in investing activities was primarily related to the acquisition of three shopping centers and three land parcels, partially offset by the proceeds from the sale of two income producing properties and four land parcels.

Net cash used in financing activities totaled approximately $111.9 million for the nine months ended September 30, 2008 compared with approximately $6.8 million provided by financing activities for the same period in 2007. The cash used in financing activities in the current period was primarily attributable to the repayment of mortgages, senior notes and line of credit borrowings, and the payment of $66.6 million in dividends, offset in part net proceeds of $54.7 million provided by the equity offerings and the $65 million generated by obtaining a new mortgage loan.  In the prior year, cash was primarily provided by the issuance of our $150.0 million unsecured senior notes, partially offset by the repayment of our line of credit of $63.5 million, $66.4 million in dividends, and $13.9 million in various mortgage repayments.

Straight-Line Rent.  We account for rental income pursuant to leases on a straight-line basis as required by Statement of Financial Accounting Standards 13, “Accounting for Leases”.  In our business, leases under which rents escalate over time are commonplace.  In addition, leases frequently provide for tenants to take possession of their space prior to the date on which rental payments commence.  In the early years of such leases, straight-line rent accounting results in the recognition of more rental income than our cash flow from rents.   Correspondingly, in the later years of such leases, straight-line rent accounting results in the recognition of less rental income than our cash flow from rents.

Historically, more of our rental income was derived from leases in their early years, resulting in cash flow from rents that were less than our rental income.  Based upon our portfolio of shopping centers as of September 30, 2008, more of our rental income is expected to come from leases in their later years beginning in 2009, which would result in cash flow from rents exceeding our rental income.  The amount by which cash flow from rents exceeds rental income is expected to increase until 2011 and decrease thereafter.  Notwithstanding the foregoing, the difference between cash flow from rents and rental income in future periods will also be affected by acquisitions, dispositions, future leasing activity, and provisions for uncollectible straight-line rent receivables.

Future Contractual Obligations.  The following table sets forth certain information regarding future contractual obligations, excluding interest, as of September 30, 2008:

	Payments due by period
Contractual Obligations	Total (2)	Less than 1 year (3)	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgage notes payable:
Scheduled amortization	$99,182	$2,718	$21,609	$25,932	$48,923
Balloon payments	295,035	-	79,739	141,272	74,024
Total mortgage obligations	$394,217	$2,718	$101,348	$167,204	$122,947

Unsecured senior notes (1)	677,264	-	188,685	17,500	471,079
Capital leases	-	-	-	-	-
Operating leases	1,139	141	888	36	74
Construction commitments	5,032	5,032	-	-	-
Total contractual obligations	$1,077,652	$7,891	$290,921	$184,740	$594,100

(1)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the six-month LIBOR in arrears, plus 0.4375%.  The contractual obligations for the unsecured senior notes do not reflect this interest rate swap.

(2)	Amounts include obligations associated with our assets held for sale.

(3)	Amount represents balance of obligation for the remainder of the 2008 year.

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

We have $188.7 million of 3.875% unsecured senior notes that mature on April 15, 2009.  We intend to repay these notes by accessing various liquid and capital resources available to us, such as our cash on hand and shorter-term debt investments acquired with the proceeds from the recent equity issuance and mortgage loan together with borrowings under our lines of credit.  We may also consider using other capital sources available to us at that time.  However, the terms and availability of such capital sources will depend on the prevailing market conditions at the time of refinancing.

Off-Balance Sheet Arrangements

Letters of Credit:  As of September 30, 2008, we have pledged letters of credit for $12.7 million as additional security for certain property matters.  Substantially all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments:  As of September 30, 2008, we have entered into construction commitments and have outstanding obligations to fund $5.0 million, based on current plans and estimates, in order to complete current development and redevelopment projects.  These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities.

Operating Lease Obligations:  Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $40,000.  Additionally, we have operating lease agreements for office space for which we have an annual obligation of approximately $440,000.

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

Equity

On September 29, 2008, the Company completed both a public offering and a concurrent private placement of our common stock to an affiliate of Gazit Globe, Ltd., one of our major stockholders. In connection with these transactions, we issued 2.64 million shares and generated net cash proceeds of $54.7 million to the company.

Future Capital Requirements

We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and our shorter-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected.

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

Among the factors that could cause actual results to differ materially are:

•	general economic conditions, competition and the supply of and demand for shopping center properties in our markets;

•	further deterioration of the credit and capital markets or long-term economic or other disruptors in the real estate market;

•	interest rate levels and the availability of financing;

•	potential environmental liability and other risks associated with the ownership, development, management and acquisition of shopping center properties;

•	risks that tenants will not take or remain in occupancy or pay rent;

•	greater than anticipated construction or operating costs;

•	inflationary, deflationary and other general economic trends;

•	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

•	the effects of hurricanes and other natural disasters; and

•	other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.

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

As of September 30, 2008, we had approximately $104.0 million of outstanding floating rate debt, $100.0 million of which consists of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements.  We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2008, in relation to our $1.1 billion of outstanding debt, $2.1 billion of total assets and $2.6 billion total equity market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.0 million.  If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.0 million. This assumes that the amount outstanding under our variable rate debt, which is comprised of fixed rate debt converted to floating rate debt through the use of hedging agreements, remains at approximately $104.0 million, the balance as of September 30, 2008.

The fair value of our fixed rate debt is $883.8 million, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable (excluding the unamortized premium and the $99.8 million of fixed-rate debt converted to floating-rate debt through maturity).  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $39.0 million.  If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $42.1 million.  This assumes that our total outstanding fixed-rate debt remains at $971.5 million, the balance as of September 30, 2008.

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

During 2004, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $117,000 as of September 30, 2008. This swap converted fixed-rate debt to variable rate based on the six-month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

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

Other Market Risks

As of September 30, 2008, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The disruptions in the capital and credit markets may materially adversely affect our ability to raise capital as well as our results of operations, cash flows and financial condition.

If the national and world-wide financial crisis intensifies, potential disruptions in the capital and credit markets may materially adversely affect our ability to refinance our debt as it matures, and may adversely affect our businesses, results of operations, cash flows and financial condition.  Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could also materially adversely affect our access to longer term liquidity.  In addition as of September 30, 2008, we held $167.4 million of securities of other issuers.  During periods of capital and credit market disruptions we may be limited in the our ability to sell, or the amount we can raise from the sale of, these securities. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Continued market disruptions could cause broader economic downturns, which may lead to decreased spending on retail products and therefore lead to lower occupancy and higher bad debt expense for our related retail shopping centers. The occurrence of any of these events would adversely impact our results of operations, cash flows and financial position.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29, 2008, the Company sold 440,000 shares of its common stock, which we refer to as the Shares, to MGN America LLC, an entity affiliated with the Company’s largest stockholder, Gazit-Globe, Ltd., and which may be deemed to be controlled by Chaim Katzman, the chairman of the Company’s board of directors, at a price of $21.47 per share pursuant to a common stock purchase agreement. The closing of the transaction was conditioned upon the substantially simultaneous consummation of the public offering of the Company’s common stock described in Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  There were no underwriters in connection with the sale of the Shares. The Company sold the Shares to the Gazit affiliate in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  Concurrently with the execution of the common stock purchase agreement, the Company and the Gazit affiliate entered into a registration rights agreement. The registration rights agreement provides that at any time beginning six months after the consummation of the sale, and subject to certain limitations, the Gazit affiliate can request that the Company file up to two registration statements to register all or a portion of the Shares. The registration rights agreement also provides customary “piggyback” registration rights pursuant to which the Gazit affilaite may include the Shares in certain registration statements filed by the Company. The Company is required to pay all fees and expenses, other than underwriting discounts and commissions, relating to the registration of the Shares pursuant to the registration rights agreement.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)	Exhibits:

10.1
Underwriting Agreement dated as of September 24, 2008 between Equity One, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. and several other underwriters (incorporated by reference to Exhibit 1.1 filed with the Current Report on Form 8-K filed by the registrant with the SEC on September 29, 2008).

10.2
Common Stock Purchase Agreement dated as of September 23, 2008 between Equity One, Inc. and MGN America LLC (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K filed by the registrant with the SEC on September 29, 2008).

10.3
Registration Rights Agreement dated as of September 23, 2008 between Equity One, Inc. and MGN America LLC (incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K filed by the registrant with the SEC on September 29, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.0
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

Date: November 7, 2008	EQUITY ONE, INC.
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