Form 10-K
period 2008-12-31
EQUITY ONE, INC.
filed 2009-03-02
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No  ☒

As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $654,483,038 based upon the last reported sale price of $20.55 per share on the New York Stock Exchange on such date.

As of February 14, 2009, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 77,558,656.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K to the extent stated herein are incorporated by reference in Part III hereof.

EQUITY ONE, INC.

PART I

ITEM 1.	BUSINESS

The Company

We are a real estate investment trust, or REIT, that principally owns, manages, acquires and develops neighborhood and community shopping centers. We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995.

As of December 31, 2008, our property portfolio comprises 160 properties, including 146 shopping centers consisting of approximately 16.0 million square feet of gross leasable area (“GLA”), four development/redevelopment properties, six non-retail properties and four parcels of land.  As of December 31, 2008, our core portfolio was 92.1% leased and included national, regional and local tenants.

In addition, we currently own a 10% interest in GRI-EQY I, LLC (“GRI Venture”), which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA as of December 31, 2008.  The GRI Venture’s properties were 97.3% leased at December 31, 2008.  Additionally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC (“DRA Venture”) which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of December 31, 2008.  The DRA Venture’s properties were 67.6% leased at December 31, 2008.

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

•
Investment Strategy:  Using capital wisely to renovate or redevelop our properties and to acquire and develop additional shopping centers where expected returns meet or exceed our standards as well as by investing in strategic partnerships that minimize risk; and

•
Capital Strategy:  Financing our capital requirements with internally generated funds, borrowings under our existing credit facilities, proceeds from selling properties that do not meet our investment criteria and access to institutional capital and debt and equity capital markets.

Operating Strategy. Our core operating strategy is to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants. Many of our properties are located in some of the most densely populated areas of the country, including the metropolitan areas around Miami, Ft. Lauderdale, West Palm Beach, Tampa, Jacksonville and Orlando, Florida, Atlanta, Georgia, and Boston, Massachusetts.  Strong trade-area demographics help our tenants generate high sales, which has enabled us to maintain high occupancy rates and increase rental rates.

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

•
evaluate renovation or redevelopment opportunities that will make our properties more attractive for leasing or re-leasing to tenants, take advantage of under-utilized land or existing square footage, or re-configure properties for better uses.

Investment Strategy. Our investment strategy is to deploy capital in projects that are expected to generate returns that exceed our cost of capital.  Our investments primarily fall into one of the following categories:

•	re-developing, renovating, expanding, reconfiguring and/or re-tenanting our existing properties;

•	selectively acquiring shopping centers that will benefit from our active management and leasing strategies;

•	selectively developing new shopping centers to meet the needs of expanding retailers; and

•	investing in strategic partnerships in real estate related ventures where we act as a manager and utilize our expertise.

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

Capital Strategy.  We intend to grow and expand our business by using cash flows from operations, by borrowing under our existing credit facilities, reinvesting proceeds from selling properties that do not meet our investment criteria or, if appropriate market conditions exist, by accessing capital from institutional partners or the capital markets to issue equity, debt or a combination thereof.  Our capital strategy is to maintain a strong balance sheet and sufficient flexibility to fund our operating and investment activities in a cost-efficient way. Our strategy includes:

•	maintaining a prudent level of overall leverage and an appropriate pool of unencumbered properties that is sufficient to support our unsecured borrowings;

•	managing our exposure to variable-rate debt;

•	taking advantage of market opportunities to refinance existing debt and manage our debt maturity schedule; and

•	using joint venture arrangements to access less expensive capital, mitigate capital risk, or to capitalize on the expertise of local real estate partners.

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

Change in Policies
Our board of directors establishes the policies that govern our operating, investment and capital strategies, including, among others, the development and acquisition of shopping centers, tenant and market focus, debt and equity financing policies, and quarterly distributions to our stockholders. The board may amend these policies at any time, without a vote of our stockholders.

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

Governmental Regulations Affecting Our Properties

We and our properties are subject to a variety of federal, state and local environmental, health, safety and similar laws, including:

•	the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, which we refer to as CERCLA;

•	the Resource Conservation & Recovery Act;

•	the Federal Clean Water Act;

•	the Federal Clean Air Act;

•	the Toxic Substances Control Act;

•	the Occupational Safety & Health Act; and

•	the Americans with Disabilities Act of 1990 (“ADA”).

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

Americans with Disabilities Act.  Our properties are subject to the ADA. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.

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

Employees

Our headquarters are located at 1600 N.E. Miami Gardens Drive, North Miami Beach, Florida 33179.  At December 31, 2008, we had 159 full-time employees and we believe that our relationships with our employees are good.

Available Information

The internet address of our website is www.equityone.net.  In the Investors section of our website you can obtain, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our Supplemental Information Packages, our current reports on Form 8-K, and any amendments to those or other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such reports or amendments with the SEC.  Also available in the corporate governance section of our website, free of charge, are copies of our Corporate Governance Guidelines, Code of Conduct and Ethics and the charters for our audit committee, compensation committee and nominating and corporate governance committee. We intend to provide any amendments or waivers to our Code of Conduct and Ethics that apply to any of our executive officers or our senior financial officers on our website within four business days following the date of the amendment or waiver.  The reference to our website address does not constitute incorporation by reference of the information contained on our website and should not be considered a part of this report.

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

Credit market constraints may affect our ability to refinance maturing debt at a reasonable cost.

As a result of losses incurred by lenders over the last year, the cost of credit has risen throughout the U.S. economy.  Institutions that historically financed investment in commercial real estate directly (through bonds, mortgage loans, or bank financing) or indirectly (through purchases of securitized loans) have curtailed the capital they provide REITs and other real estate investors.  For example, the issuance of commercial mortgage-backed securities, or CMBS, virtually ceased in 2008.  In addition, since May 2008, no REIT has been successful in issuing new unsecured corporate bonds.  Credit spreads on secondary trading in previously issued bonds widened out during the year to the highest levels we have observed.  Toward the end of 2008, banks withdrew their willingness to extend credit for real estate companies.  To the extent bank credit is being extended, loan tenors are shorter, credit spreads are wider, and covenants are more restrictive than in the past.  Although traditional mortgage lenders such as life insurance companies remain active in making loans, the loan-to-value ratios they underwrite are more conservative and their loan pricing is higher than in recent years.

How long the credit markets will remain constrained is unclear.  As of December 31, 2008, we had approximately $268.6 million of bonds and mortgage debt scheduled to mature in the next two years.  If credit constraints persist, we may experience difficulty refinancing these upcoming loan maturities at a reasonable cost or with desired financing alternatives.  For example, it may be hard to raise new unsecured financing in the form of additional bank debt or corporate bonds.  If we draw under our existing unsecured revolving line of credit to repay maturing debt, our ability to use the line for other uses such as investments will be reduced.  If we increase our reliance on mortgage debt, the credit rating agencies that rate our unsecured corporate debt may reduce our investment-grade credit ratings.  Alternately, we may need to repay maturing debt with proceeds from the issuance of equity or the sale of assets.

In order to repay $176.1 million of bonds that mature on April 15, 2009, we accumulated as of December 31, 2008 a diversified portfolio of $128.4 million of short-term corporate bonds that mature over the next year.  Subsequent to year end, we were repaid $47.8 million, leaving $80.6 million of such investments outstanding.  Any drop in the marketability of the remaining bonds we own or any defaults by the issuers may have adverse effects on our liquidity.

The current recession may make it difficult to lease vacant space or space to be vacated in the future.

Our goal is to improve the performance of our properties by re-leasing vacated space. However, in 2008, rapid decreases in consumer confidence and consumer spending led to a deterioration in the businesses of many of our retail tenants and made it difficult to maintain our overall occupancy.  While most of our centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles, other tenants in our centers are impacted by these consumer trends adversely affecting our occupancy and bad debt experience. Our ability to continue to lease or re-lease vacant space in our properties will be affected by these and other factors, including our properties’ locations, current market conditions and covenants found in certain leases restricting the use of other space at our properties. If the economic conditions persist or worsen in 2009, our properties and results of operations could continue to be adversely affected with lower occupancy and higher bad debt expense as tenants fail to pay rent, close their stores or file bankruptcy.  Moreover, because many retailers have slowed their growth plans as a result of the prevailing economic climate, demand for retail space has declined, generally reducing the market rental rates for our properties when renewing leases or leasing or re-leasing vacant space.

If we are able to re-lease vacated space, there is no assurance that rental rates will be equal to or in excess of current rental rates. In addition, we may incur substantial costs in obtaining new tenants, including brokerage commission fees paid by us in connection with new leases or lease renewals, and the cost of making leasehold improvements.

We are dependent upon certain key tenants, and decisions made by these tenants or adverse developments in the business of these tenants could have a negative impact on our financial condition.

We own shopping centers which are supported by “anchor” tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers.  For instance, Publix Super Markets is our largest tenant and accounted for approximately 2.3 million square feet, or approximately 14.4% of our gross leasable area, at December 31, 2008, and approximately $18.1 million, or 10.5%, of our annual minimum rent in 2008.

Given the difficult retail environment predicted for 2009, some of our anchor or other tenants may experience a downturn in their businesses that may weaken their financial condition. As a result, tenants may delay lease commencement, fail to make rental payments when due or declare bankruptcy.  In 2008, several of our national tenants filed for bankruptcy protection. We are subject to the risk that these tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration or may reject the lease in bankruptcy.  Any tenant bankruptcies, leasing delays or failures to make rental payments when due could result in the termination of the tenant’s lease and material losses to our business and harm to our operating results.

In addition, an anchor tenant may decide that a particular store is unprofitable and close its operations in our center, and, while the tenant may continue to make rental payments, such a failure to occupy its premises could have an adverse effect on the property.  A lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping center if their leases have “co-tenancy” clauses which permit cancellation or rent reduction if an anchor tenant’s lease is terminated or the anchor “goes dark.”  Vacated anchor tenant space also tends to adversely affect the entire shopping center because of the loss of the departed anchor tenant’s power to draw customers to the center.  We cannot provide any assurance that we would be able to quickly re-lease vacant space on favorable terms, if at all.  Any of these developments could adversely affect our financial condition or results of operations.

We have substantial debt obligations which may reduce our operating performance and put us at a competitive disadvantage.

As of December 31, 2008, we had debt and other liabilities outstanding in the aggregate amount of approximately $1.1 billion.  Many of our loans require scheduled principal amortization.  In addition, our organizational documents do not limit the level or amount of debt that we may incur, nor do we have a policy limiting our debt to any particular level. The amount of our debt outstanding from time to time could have important consequences to our stockholders. For example, it could:

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

If our internally generated cash is inadequate to repay our indebtedness upon maturity, then we will be required to repay debt through refinancing or equity offerings.  If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties, potentially upon disadvantageous terms, which might result in losses and might adversely affect our cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, our interest expense would increase without a corresponding increase in our rental rates, which would adversely affect our results of operations. Further, if one of our properties is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, or if we are in default under the related mortgage or deed of trust, such property could be transferred to the mortgagee, or the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of income and asset value. Foreclosure could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements under the Code.

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

Of our approximately $1.1 billion of debt outstanding as of December 31, 2008, approximately $136.4 million bears interest at variable interest rates, including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements.  We also may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase our interest expense on our variable rate debt and reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stockholders. Although we may in the future enter into hedging arrangements or other transactions as to a portion of our variable rate debt to limit our exposure to rising interest rates, the amounts we are required to pay under the variable rate debt to which the hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements.

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

Approximately 56.5% of our retail property gross leasable area is located in Florida.  As a result, economic, real estate and other, general conditions in Florida will significantly affect our revenues and the value of our properties.  Business layoffs or downsizing, industry slowdowns, declines in real estate values, reduced migration to Florida, changing demographics, increases in insurance costs and real estate taxes and other factors may adversely affect the economic climate in Florida.  Any resulting oversupply or reduced demand for retail properties in Florida would adversely affect our operating performance and limit our ability to make distributions to stockholders.

In addition, a significant portion of our retail property gross leasable area is located in coastal areas that are susceptible to the harmful effects of tropical storms, hurricanes and other similar natural disasters.  As of December 31, 2008, over 60.9% of the total insured value of our portfolio is located in the State of Florida. In 2005, our properties experienced damage from a total of seven named hurricanes or tropical storms with not all of the storm damages fully insured.  While some of these uninsured expenses are recoverable from our tenants, not all of the leases have provisions permitting reimbursement, and, therefore, we must pay the remaining amounts.  Moreover, with the increased hurricane activity, the cost of property insurance has risen dramatically. While much of the cost of this insurance is passed on to our tenants as reimbursable property costs, some tenants, particularly national tenants, do not pay a pro rata share of these costs under their leases.  Hurricanes and similar storms also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may affect the willingness of residents to remain in or move to the affected area.  Therefore, as a result of the geographic concentration of our properties, we face demonstrable risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.

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

The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry. For instance, given the issues facing financial firms in general, including insurance companies, and following the hurricane and other property loss activity in recent years, property insurance costs across our portfolio have increased.  In the event of future industry losses, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices.  In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses from named wind storms or due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We, therefore, may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available.

If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed or the proceeds could be insufficient. Events such as these could adversely affect our results of operations and our ability to meet our obligations, including distributions to our stockholders.

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

The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring and owning properties and to make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of our sales are prohibited transactions.

Our development and redevelopment activities are inherently risky and may not yield anticipated returns, which would harm our operating results and reduce funds available for distributions to stockholders.

An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers.  At December 31, 2008, we had invested an aggregate of approximately $55.0 million in these development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $11.7 million to complete, based on our current plans and estimates.  These developments and redevelopments may not be as successful as currently expected. Expansion, renovation and development projects entail the following considerable risks:

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

If we acquire a business, we will be required to integrate the operations, personnel and accounting and information systems of the acquired business and train, retain and motivate any key personnel from the acquired business. In addition, acquisitions of or investments in companies may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. The issuance of equity or debt securities in connection with any acquisition or investment could be substantially dilutive to our stockholders.

Our ability to grow will be limited if we cannot obtain additional capital.

Our growth strategy is focused on the redevelopment of properties we already own and the acquisition and development of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gains) each year to continue to qualify as a REIT for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. The debt could include mortgage loans from third parties or the sale of debt securities. Equity capital could include shares of our common stock or preferred stock. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the general availability of credit in the capital markets, the market’s perception of our growth potential, our ability to pay dividends, our financial condition, our credit rating and our current and potential future earnings. Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or we may be unable to implement this strategy at all.

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

As an owner and operator of real estate and real estate-related facilities, we may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from our properties, as well as for governmental fines and damages for injuries to persons and property.  We may be liable without regard to whether we knew of, or were responsible for, the environmental contamination and with respect to properties we have acquired, whether the contamination occurred before or after the acquisition.  We have several properties in our portfolio that will require or are currently undergoing varying levels of environmental remediation.  The presence of contamination or the failure to properly remediate contamination at any of our properties may adversely affect our ability to sell or lease those properties or to borrow funds by using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. Although we have environmental insurance policies covering most of our properties, there is no assurance that these policies will cover any or all of the potential losses or damages from environmental contamination; therefore, any liability, fine or damage could directly impact our financial results.

We may experience adverse consequences in the event we fail to qualify as a REIT.

Although we believe that we are organized and have operated so as to qualify as a REIT under the Internal Revenue Code since our REIT election in 1995, no assurance can be given that we have qualified or will remain so qualified.  In addition, no assurance can be given that new legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which not infrequently there are only limited judicial and administrative interpretations.  These provisions include requirements concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the nature and sources of our income, and the amount of our distributions to our stockholders. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources.  Satisfying this requirement could be difficult, for example, if defaults by tenants were to reduce the amount of income from qualifying rents. In addition, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Under new procedures adopted in 2008 and 2009, REITs are permitted to pay the distributions required to qualify as a REIT under the Code in their own stock, rather than cash, subject to certain limitations. To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of 85% of our ordinary income for that year, 95% of our capital gain net earnings for that year and 100% of our undistributed taxable income from prior years.  We intend to make distributions to our stockholders to comply with the distribution provisions of the Internal Revenue Code.  Although we anticipate that our cash flows from operating activities will be sufficient to enable us to pay our operating expenses and meet distribution requirements, no assurance can be given in this regard.  We may be required to borrow money or sell assets to distribute enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax.

If we fail to qualify as a REIT:

•
we would not be allowed a deduction for distributions to stockholders in computing taxable income, and therefore our taxable income or alternative minimum taxable income so computed would be fully subject to the regular federal income tax or the federal alternative minimum tax;

•	unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT again for the four taxable years following the year during which we were disqualified;

•
we could be required to pay significant income taxes, which would substantially reduce the funds available for investment or for distribution to our stockholders for each year in which we failed or were not permitted to qualify; and

•	the tax laws would no longer require us to pay any distributions to our stockholders.

We are subject to other tax liabilities.

Even if we qualify as a REIT, we are subject to some federal, state and local taxes on our income and property that could reduce operating cash flow. For example, we will pay tax on certain types of income that are not distributed, and will be subject to a 100% excise tax on transactions with a TRS that are not conducted on an arms-length basis. In addition, our TRSs are subject to foreign, federal, state and local taxes.

Our Chairman of the Board and his affiliates are beneficial owners of approximately 57.1% of our common stock and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

Chaim Katzman, the chairman of our board of directors and our largest stockholder, and his affiliates beneficially own approximately 57.1% of the outstanding shares of our common stock and, as a result of a stockholders’ agreement with other of our stockholders, have voting power over almost 63.8% of our outstanding shares with respect to the election of directors.  Accordingly, Mr. Katzman is able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies.  In addition, Mr. Katzman is able to exercise significant control over the outcome of any proposed merger or consolidation of our company which, under our charter, requires the affirmative vote of the holders of a majority of the outstanding shares of our common stock.  Mr. Katzman’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

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

If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares in one or more public or private sales that could cause our stock price to decline.  Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations.  Some of the occurrences that may constitute such an event of default include:

•	the stockholder’s failure to make a payment of principal or interest when due;

•	a reduction in the dividend we pay on our common stock;

•	the occurrence of another default that would entitle any of the stockholder’s other creditors to accelerate payment of any debts and obligations owed to them by the stockholder;

•	if the bank, in its absolute discretion, deems that a change has occurred in the condition of the stockholder to which the bank has not given its prior written consent; and

•	if, in the opinion of the bank, the value of the pledged shares shall be reduced or is likely to be reduced (for example, the price of our common stock declines).

In addition, because so many shares are pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that would trigger a change of control of our company, even when such a change may not be in the best interests of our stockholders or may violate covenants of certain loan agreements.

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

Our ability to continue to pay dividends on our common stock at historical rates or to increase our common stock dividend rate will depend on a number of factors, including, among others, the following:

•	our financial condition and results of future operations;

•	the performance of lease terms by tenants;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

If we do not maintain or increase the dividend rate on our common stock, there could be an adverse effect on the market price of our common stock and debt securities. Conversely, the payment of dividends on our common stock may be subject to payment in full of the interest on debt we may owe.

Under newly adopted procedures of the Internal Revenue Service, REITs are permitted to pay the distributions required to qualify as a REIT under the Code in common stock for two years ended December 31, 2009 . If we were to pay all or a portion of our dividends in stock, there could be an adverse effect on the market price of our common stock.

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

The maximum marginal rate of tax payable by a domestic non-corporate taxpayer on a dividend received from a regular “C” corporation in a taxable year beginning before January 1, 2011 is 15%, as opposed to the marginal tax rates up to 35% that apply to ordinary income. The reduced tax rate, however, does not apply to dividends paid to domestic non-corporate taxpayers by a REIT, except for certain limited amounts. Although the distributed earnings of a REIT are generally subject to less total federal income tax than are the distributed earnings of a non-REIT “C” corporation which are distributed to stockholders net of corporate-level income tax, domestic non-corporate investors could view the stock of regular “C” corporations as more attractive relative to the stock of a REIT because the dividends from regular “C” corporations are taxed at a lower stated tax rate while distributions from REITs (other than distributions designated as capital gain dividends or returns of capital or the limited amounts of dividends that qualify for the 15% rate) are generally taxed at the same rate as the individual’s other ordinary income.  That result could continue to be the case if legislation were to extend the 15% tax rate to taxable years starting after December 31, 2010.  No legislation, however, is currently pending in Congress to extend the 15% tax rate on dividends.

Foreign stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of our common stock if we do not qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on any gain recognized on the disposition.  This tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.”  A REIT is domestically controlled if at all times during a specified testing period less than 50% in value of its stock was held directly or indirectly by non-U.S. persons.  We cannot assure our stockholders that we will qualify as a domestically controlled REIT.  If we were to fail to so qualify, gain recognized by a foreign stockholder on a disposition of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 5% of our outstanding common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our portfolio consists primarily of grocery-anchored shopping centers and, at December 31, 2008, contained an aggregate of approximately 16.4 million square feet of gross leasable area, or GLA.  Other than our leasehold interests in McAlpin Square shopping center located in Savannah, Georgia, Plaza Acadienne shopping center located in Eunice, Louisiana, and El Novillo shopping center located in Miami, Florida, all of our properties are owned in fee simple.  In addition, some of our properties are subject to mortgages as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mortgage Indebtedness.”

The following table provides a brief description of our properties as of December 31, 2008:

	Year	Total GLA		Average annual
	Built /	Sq. Ft.	Percent	base rent	Grocer Anchor	Other Anchors
Property	Renovated	at 12/31/08	Leased	per leased SF		> 10,000 sq. ft.

ALABAMA (2)
Madison Centre	1997	64,837	97.5%	$9.83	Publix	Rite Aid

Winchester Plaza	2006	78,544	93.6%	12.22	Publix

TOTAL SHOPPING CENTERS ALABAMA (2)		143,381	95.4%	$11.11

CONNECTICUT (1)

Brookside Plaza	1985 / 2006	210,588	85.4%	$11.63	Shaw's	Bed Bath & Beyond / Walgreens / Staples

TOTAL SHOPPING CENTERS CONNECTICUT (1)		210,588	85.4%	$11.63

FLORIDA (80)

Orlando / Central Florida (10)

Alafaya Commons	1987	126,333	95.5%	$14.11	Publix

Alafaya Village	1986	38,118	85.2%	20.30		Metro Fitness (shadow)

Conway Crossing	2002	76,321	83.4%	11.52	Publix

Eastwood, Shoppes of	1997	69,037	100.0%	12.28	Publix

Hunter's Creek	1998	73,204	100.0%	13.85		Office Depot / Lifestyle Family Fitness

Kirkman Shoppes	1973	88,820	98.6%	18.05		Party America

Lake Mary Centre	1988 / 2001	339,084	95.5%	13.23	Albertsons	Kmart / Lifestyle Fitness Center / Office Depot

Park Promenade	1987 / 2000	128,848	82.0%	7.76		Beauty Depot / Orange County Library

Town & Country	1993	72,043	95.6%	8.36	Albertsons*
					(Ross Dress For Less)

Unigold Shopping Center	1987	117,527	96.3%	11.72	Winn-Dixie	Lifestyle Family Fitness

Jacksonville / North Florida (8)

Atlantic Village	1984	100,559	89.9%	11.07	Publix	Jo-Ann Fabric & Crafts

Beauclerc Village	1962 / 1988	70,429	92.1%	9.24		Big Lots / Goodwill / Bealls Outlet

Forest Village	2000	71,526	86.7%	10.76	Publix

Ft. Caroline	1985 / 1995	74,546	87.0%	7.27	Winn-Dixie	Citi Trends

Medical & Merchants	1993	156,153	91.6%	13.20	Publix	Memorial Hospital

Middle Beach	1994	69,277	98.7%	9.75	Publix

Oak Hill	1985 / 1997	78,492	94.3%	7.44	Publix	Beall's

South Beach**	1990 / 1991	303,048	96.7%	12.64		Beall's / Bed Bath & Beyond / Home Depot / Stein Mart/ Staples

	Year	Total GLA		Average annual
	Built /	Sq. Ft.	Percent	base rent	Grocer Anchor	Other Anchors
Property	Renovated	at 12/31/08	Leased	per leased SF		> 10,000 sq. ft.
Miami-Dade / Broward / Palm Beach (34)

Bird Ludlum	1988 / 1998	192,282	96.3%	$16.88	Winn-Dixie	CVS Pharmacy / Bird Executive / Goodwill

Boca Village	1978	93,428	92.2%	16.13	Publix Greenwise	CVS Pharmacy

Boynton Plaza	1978 / 1999	99,324	93.8%	13.35	Publix	CVS Pharmacy

Bluffs Square	1986	132,395	90.2%	13.77	Publix	Walgreens

Chapel Trail	2007	56,378	97.2%	22.02		LA Fitness

Coral Reef Shopping Center	1968 / 1990	74,680	100.0%	19.40		Office Depot / Walgreen's

Countryside Shops	1986 / 1988 / 1991	179,561	99.3%	13.84	Publix	CVS Pharmacy / Stein Mart

Crossroads Square	1973	84,387	73.6%	17.90		CVS Pharmacy

CVS Plaza	2004	29,204	91.1%	17.35		CVS Pharmacy

El Novillo	1970 / 2000	10,000	100.0%	22.05		Jumbo Buffet

Greenwood	1982 / 1994	132,325	89.0%	12.73	Publix	Bealls Outlet

Jonathan's Landing	1997	26,820	68.3%	23.00	Publix
					(shadow)
Lago Mar	1995	82,613	92.4%	14.14	Publix

Lantana Village	1976 / 1999	181,780	95.5%	7.21	Winn-Dixie	Kmart / Rite Aid* (Family Dollar)

Meadows	1997	75,524	98.7%	13.92	Publix

Oakbrook Square	1974 / 2000 / 2003	199,633	94.4%	14.56	Publix	Stein Mart / TJ Maxx / Home Goods / CVS / Basset Furniture / Duffy's

Oaktree Plaza	1985	23,745	82.0%	16.20

Pine Island	1983 / 1999	254,907	93.4%	11.63	Publix	Home Depot Expo / Staples

Pine Ridge Square	1986 / 1998 / 1999	117,399	92.3%	14.73	Fresh Market	Bed Bath & Beyond / Nordic Interiors

Plaza Alegre	2003	91,611	96.1%	15.98	Publix	Goodwill

Point Royale	1970 / 2000	216,760	96.9%	7.42	Winn-Dixie	Best Buy

Prosperity Centre	1993	122,014	96.6%	18.06		Office Depot / CVS / Bed Bath & Beyond / TJ Maxx

Ridge Plaza	1984 / 1999	155,204	99.6%	11.49		AMC Theater / Kabooms / Wachovia* (United Collection) / Round Up/ Goodwill

Riverside Square	1987	104,241	84.3%	13.53	Publix

Sawgrass Promenade	1982 / 1998	107,092	87.6%	11.58	Publix	Walgreens

Sheridan Plaza	1973 / 1991	504,495	95.8%	14.17	Publix	Kohl's / Ross / Bed Bath & Beyond / Office Depot / LA Fitness / USA Baby & Child Space / Assoc. in Neurology

Shoppes of Andros Isles	2000	79,420	91.2%	12.82	Publix

Shoppes of Silverlakes	1995 / 1997	126,788	95.9%	17.69	Publix

Shops at Skylake	1999 / 2005 / 2006	283,943	99.7%	16.13	Publix	TJMaxx / LA Fitness / Goodwill

Tamarac Town Square	1987	127,635	84.2%	11.26	Publix	Dollar Tree

Waterstone	2005	82,531	97.9%	15.06	Publix	Walgreens

West Lakes Plaza	1984 / 2000	100,747	100.0%	12.58	Winn-Dixie	Navarro Pharmacy

Westport Plaza	2002	49,533	100.0%	18.07	Publix

Young Circle	1962 / 1997	65,834	93.6%	15.41	Publix	Walgreens

	Year	Total GLA		Average annual
	Built /	Sq. Ft.	Percent	base rent	Grocer Anchor	Other Anchors
Property	Renovated	at 12/31/08	Leased	per leased SF		> 10,000 sq. ft.
Florida Treasure / Northeast Coast (8)

Cashmere Corners	2001	92,734	96.0%	$9.50	Albertsons

New Smyrna Beach	1987	118,451	100.0%	11.57	Publix	Bealls Outlet

Old King Commons	1988	84,759	94.7%	8.61		Wal-Mart / Staples / Bealls Outlet

Ryanwood	1987	114,925	96.3%	11.33	Publix	Bealls Outlet / Books-A-Million

Salerno Village	1987	82,477	92.8%	10.72	Winn-Dixie	CVS Pharmacy

Shops at St. Lucie	2006	19,361	100.0%	22.87

South Point Center	2003	64,790	90.3%	15.61	Publix

Treasure Coast	1983	133,781	97.2%	11.63	Publix	TJ Maxx

Tampa / St. Petersburg / Venice / Cape Coral / Naples (20)

Bay Pointe Plaza	1984 / 2002	103,986	95.6%	10.12	Publix	Bealls Outlet

Carrollwood	1970 / 2002	94,203	92.9%	13.32	Publix	Golf Locker

Charlotte Square	1980	96,188	82.3%	8.43	Publix*	Seafood Buffet
					(American Signature Furniture)

Chelsea Place	1992	81,144	96.5%	11.73	Publix

Dolphin Village	1967/1990	138,129	75.5%	11.34	Publix	Dollar Tree / CVS

Lake St. Charles	1999	57,015	100.0%	9.78	Sweet Bay

Lutz Lake	2002	64,985	95.8%	13.91	Publix

Marco Town Center	2001	109,830	86.8%	17.71	Publix

Mariners Crossing	1989 / 1999	97,812	91.9%	10.53	Sweet Bay

Midpoint Center	2002	75,386	100.0%	12.24	Publix

Pavilion	1982	167,745	90.3%	13.49	Publix	Pavilion 6 Theatre

Regency Crossing	1986 / 2001	85,864	81.6%	10.13	Publix

Ross Plaza	1984 / 1996	90,826	95.3%	12.15		Ross Dress for Less / Deals

Seven Hills	1991	72,590	89.5%	10.64	Publix

Shoppes of North Port	1991	84,705	96.1%	10.35	Publix	Bealls Outlet

Summerlin Square	1986 / 1998	109,156	77.0%	10.94	Winn-Dixie	Lee County Sheriff's Office

Sunpoint Shopping Center	1984	132,374	60.0%	9.11		Goodwill / Ozzie's Buffet / Big Lots

Venice Plaza	1971 / 1979 / 1999	132,345	98.7%	6.04	Sweet Bay	TJ Maxx / Blockbuster

Venice Shopping Center	1968 / 2000	109,801	92.7%	5.53	Publix	Beall's Outlet

Walden Woods	1985 / 1998 / 2003	75,874	93.1%	8.11		Dollar Tree / Aaron Rents / Dollar General

TOTAL SHOPPING CENTERS FLORIDA (80)		9,008,834	92.9%	$12.66

	Year	Total GLA		Average annual
	Built /	Sq. Ft.	Percent	base rent	Grocer Anchor	Other Anchors
Property	Renovated	at 12/31/08	Leased	per leased SF		> 10,000 sq. ft.
GEORGIA (24)

Atlanta (20)

BridgeMill	2000	89,102	94.3%	$15.45	Publix

Buckhead Station	1996	233,930	89.7%	19.74		Bed Bath & Beyond / TJ Maxx / Old Navy / Toys R Us / DSW / Golfsmith / Ulta 3

Butler Creek	1990	95,597	93.5%	10.87	Kroger

Chastain Square	1981 / 2001	91,637	98.7%	17.85	Publix

Commerce Crossing	1988	100,668	62.4%	4.78	Ingles	Fred's Store

Douglas Commons	1988	97,027	96.0%	10.36	Kroger

Fairview Oaks	1997	77,052	93.9%	11.24	Kroger

Grassland Crossing	1996	90,906	97.3%	11.70	Kroger

Hairston Center	2000	13,000	46.2%	14.66

Hamilton Ridge	2002	90,996	83.6%	11.87	Kroger

Mableton Crossing	1997	86,819	98.1%	10.70	Kroger

Macland Pointe	1992-93	79,699	98.5%	10.14	Publix

Market Place	1976	77,706	89.4%	12.40		Galaxy Cinema

Paulding Commons	1991	192,391	94.9%	8.02	Kroger	Kmart

Piedmont Peachtree Crossing	1978 / 1998	152,239	100.0%	17.02	Kroger	Cost Plus Store / Binders Art Supplies

Powers Ferry Plaza	1979 / 1987 / 1998	86,473	90.4%	9.89		Micro Center

Shops of Huntcrest	2003	97,040	92.8%	13.76	Publix

Shops of Westridge	2006	66,297	85.2%	13.88	Publix

Wesley Chapel	1989	170,792	63.7%	6.02	Ingles*	CVS Pharmacy / Corinthian College

Williamsburg @ Dunwoody	1983	44,928	100.0%	20.12

Central / South Georgia (4)

Daniel Village	1956 / 1997	171,932	94.2%	8.65	Bi-Lo	St. Joseph Home Health Care

McAlpin Square	1979	176,807	87.1%	8.00	Kroger	Big Lots / U.S Post Office

Spalding Village	1989	235,318	67.8%	7.99	Kroger	JC Penney* / Blockbuster / Fred's Store

Walton Plaza	1990	43,460	97.2%	10.24	Harris Teeter* (Omni Fitness)

TOTAL SHOPPING CENTERS GEORGIA (24)		2,661,816	87.8%	$11.75

LOUISIANA (14)

Ambassador Row	1980 / 1991	193,978	69.7%	$10.25		Conn's Appliances / Big Lots / Chuck E Cheese

Ambassador Row Courtyard	1986 / 1991 / 2005	146,697	100.0%	10.19		Bed Bath & Beyond / Marshall's / Hancock Fabrics / United Training Academy / Tuesday Morning

Bluebonnet Village	1983	101,623	98.0%	11.87	Matherne's	Office Depot

Boulevard	1976 / 1994	68,012	98.4%	8.71		Piccadilly / Harbor Freight Tools / Golfballs.com

Country Club Plaza	1982 / 1994	64,686	95.2%	6.51	Winn-Dixie

Crossing	1988 / 1993	114,806	99.0%	5.87	Save A Center	A-1 Home Appliance / Piccadilly

	Year	Total GLA		Average annual
	Built /	Sq. Ft.	Percent	base rent	Grocer Anchor	Other Anchors
Property	Renovated	at 12/31/08	Leased	per leased SF		> 10,000 sq. ft.
Elmwood Oaks	1989	133,995	100.0%	$9.91		Academy Sports / Dollar Tree / Home Décor

Grand Marche (ground lease)	1969	200,585	100.0%	NA		Grand Marche

Plaza Acadienne	1980	105,419	54.2%	4.24	Super 1 Store	Fred's Store

Sherwood South	1972 / 1988 / 1992	77,107	86.0%	6.24		Burke's Outlet / Harbor Freight Tools / Fred's Store

Siegen Village	1988	170,416	98.7%	8.88		Office Depot / Big Lots / Dollar Tree / Stage / Party City

Tarpon Heights	1982	56,605	72.9%	4.72		Stage / Dollar General

Village at Northshore	1988	144,638	98.9%	8.69		Marshalls / Dollar Tree / Kirschman's* / Bed Bath & Beyond / Office Depot

Wal-Mart Mathews	1985	54,223	100.0%	2.90		Wal-Mart*

TOTAL SHOPPING CENTERS LOUISIANA (14)		1,632,790	91.2%	$8.38

MASSACHUSETTS (7)

Cambridge Star Market	1953 / 1997	66,108	100.0%	$26.89	Star Market

Medford Shaw's Supermarket	1995	62,656	100.0%	23.94	Shaw's

Plymouth Shaw's Supermarket	1993	59,726	100.0%	17.77	Shaw's

Quincy Star Market	1965 / 1995	100,741	100.0%	17.36	Star Market

Swampscott Whole Foods	1967 / 2005	35,907	100.0%	22.89	Whole Foods

Webster Plaza	1963 / 1998	199,425	100.0%	7.99	Shaw's	K Mart / Family Dollar / Dollar Tree

West Roxbury Shaw's Plaza	1973 / 1995 / 2006	76,316	90.6%	23.16	Shaw's

TOTAL SHOPPING CENTERS MASSACHUSETTS (7)		600,879	98.8%	$17.02

MISSISSIPPI (1)

Shipyard Plaza	1987	66,857	100.0%	$7.18		Big Lots / Buffalo Wild Wings

TOTAL SHOPPING CENTERS MISSISSIPPI (1)		66,857	100.0%	$7.18

NORTH CAROLINA (9)

Centre Pointe Plaza	1989	163,642	95.6%	$6.59		Belk's / Goody's / Dollar Tree / Aaron Rents

Chestnut Square	1985 / 2008	34,260	100.0%	15.55		Walgreens

Galleria	1986 / 1990	92,114	90.6%	10.46	Harris Teeter*

Parkwest Crossing	1990	85,602	93.0%	10.37	Food Lion

Riverview Shopping Center	1973 / 1995	128,498	95.7%	7.99	Kroger	Upchurch Drugs / Riverview Galleries

Salisbury Marketplace	1987	79,732	75.4%	10.94	Food Lion

Stanley Market Place	2007	53,228	93.4%	9.83	Food Lion	Family Dollar

Thomasville Commons	1991	148,754	96.2%	5.80	Ingles	Kmart

Willowdaile Shopping Center	1986	143,601	94.3%	8.52	Harris Teeter	Hall of Fitness

TOTAL SHOPPING CENTERS NORTH CAROLINA (9)		929,431	93.1%	$8.52

	Year	Total GLA		Average annual
	Built /	Sq. Ft.	Percent	base rent	Grocer Anchor	Other Anchors
Property	Renovated	at 12/31/08	Leased	per leased SF		> 10,000 sq. ft.

SOUTH CAROLINA (7)

Belfair Towne Village	2000 / 2003 / 2006	166,639	98.2%	$13.79	Kroger	Stein Mart

Lancaster Plaza	1971 / 1990	77,400	64.9%	3.13	Bi-Lo	Tractor Supply

Lancaster Shopping Center	1963 / 1987	29,047	100.0%	2.11		Sweet Union Furniture

Milestone Plaza	1995	96,121	91.3%	15.62	Bi-Lo

North Village Center	1984	60,356	89.2%	8.73	Bi-Lo	Dollar General / Gold's Gym

Windy Hill	1968 / 1988 / 2006	68,465	98.2%	6.38		Rose's Store / Family Dollar Store

Woodruff	1995	68,055	100.0%	10.63	Publix

TOTAL SHOPPING CENTERS SOUTH CAROLINA (7)		566,083	91.8%	$10.52

VIRGINIA (1)

Smyth Valley Crossing	1989	126,841	100.0%	$6.05	Ingles	Wal-Mart

TOTAL SHOPPING CENTERS VIRGINIA (1)		126,841	100.0%	$6.05

TOTAL CORE SHOPPING CENTER PORTFOLIO (146)		15,947,500	92.1%	$11.88

OTHER PROPERTIES (6)

4101 South I-85 Industrial	1956 / 1963	188,513	38.0%

Banco Popular Office Building	1971	32,737	90.8%

Laurel Walk Apartments	1985	106,480	96.0%

Mandarin Mini-Storage	1982	52,300	83.6%

Prosperity Office Building	1972	3,200	0.0%

Providence Square	1973	85,930	28.5%

TOTAL OTHER PROPERTIES (6)		469,160	55.9%

TOTAL EXCLUDING DEVELOPMENTS, REDEVELOPMENTS & LAND (152)		16,416,660	91.0%

DEVELOPMENTS, REDEVELOPMENTS & LAND (8)

Developments (3)

Redevelopments (1)

Land Held for Development (4)

TOTAL CONSOLIDATED - 160 Properties

Most of our leases provide for the monthly payment in advance of fixed minimum rentals, the tenants’ pro rata share of ad valorem taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the property.  They may also provide for the payment of additional rentals based on a percentage of the tenants’ sales.  Utilities are generally paid directly by tenants except where common metering exists with respect to a property.  In this case, we make the payments for the utilities and are reimbursed by the tenants on a monthly basis.  Generally, our leases prohibit the tenant from assigning or subletting its space.  They also require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis.  Some of the lease agreements with major or national or regional tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of those tenants. Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under that lease agreement.

Major Tenants

The following table sets forth as of December 31, 2008 the gross leasable area, or GLA, of our existing properties leased to tenants in our core shopping center portfolio:

	Supermarket Anchor Tenants (1)	Other Anchor Tenants (1)	Non-anchor Tenants	Total
Leased GLA (sq. ft.)	4,799,203	4,830,947	5,053,171	14,683,321
Percentage of Total Leased GLA	32.7%	32.9%	34.4%	100.0%

(1) We define anchor tenants as tenants occupying a space consisting of 10,000 square feet or more of GLA.

The following table sets forth as of December 31, 2008 the annual minimum rent at expiration attributable to tenants in our core shopping center portfolio:

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Annual Minimum Rent (“AMR”)	$42,795,146	$43,971,581	$94,996,057	$181,762,784
Percentage of Total AMR	23.5%	24.2%	52.3%	100.0%

The following table sets forth as of December 31, 2008 information regarding leases with the ten largest tenants in our core shopping center portfolio:

Tenant	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at 12/31/08	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Publix	52	2,303,366	14.4%	$18,073,072	10.5%	$7.85
Supervalu	7	458,273	2.9%	8,302,236	4.8%	18.12
Kroger	12	679,082	4.3%	5,379,703	3.1%	7.92
Bed Bath & Beyond	8	261,332	1.6%	3,049,214	1.8%	11.67
Winn Dixie	9	398,128	2.5%	2,892,815	1.7%	7.27
LA Fitness	3	144,307	0.9%	2,517,941	1.5%	17.45
CVS Pharmacy	13	143,460	0.9%	2,237,735	1.3%	15.60
TJ Maxx Companies	8	248,658	1.6%	2,227,042	1.3%	8.96
Blockbuster	21	110,669	0.7%	2,206,459	1.3%	19.94
Office Depot	7	179,837	1.1%	2,062,123	1.2%	11.47
Total top ten tenants	140	4,927,112	30.9%	$48,948,340	28.5%	$9.93

Lease Expirations

The following tables sets forth as of December 31, 2008 the anticipated expirations of tenant leases in our core shopping center portfolio for each year from 2009 through 2017 and thereafter:

ALL TENANTS
Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	78	171,589	1.1%	$2,441,571	1.3%	$14.23
2009	554	1,699,119	10.6%	21,889,429	12.0%	12.88
2010	518	1,996,561	12.5%	23,559,388	13.0%	11.80
2011	489	2,130,491	13.4%	26,923,186	14.8%	12.64
2012	317	1,702,848	10.7%	19,946,815	11.0%	11.71
2013	297	1,525,349	9.6%	20,398,622	11.2%	13.37
2014	90	982,811	6.2%	8,996,094	5.0%	9.15
2015	33	353,140	2.2%	4,115,870	2.3%	11.66
2016	36	921,311	5.8%	14,019,445	7.7%	15.22
2017	27	495,943	3.1%	6,332,535	3.5%	12.77
Thereafter	122	2,704,159	16.9%	33,139,829	18.2%	12.26
Sub-total/Average	2,561	14,683,321	92.1%	$181,762,784	100.0%	$12.38
Vacant	473	1,264,179	7.9%	NA	NA	NA
Total/Average	3,034	15,947,500	100.0%	$181,762,784	100.0%	NA

ANCHOR TENANTS > 10,000 SF
Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	2	23,928	0.2%	$138,312	0.2%	$5.78
2009	32	800,824	8.0%	6,228,780	7.2%	7.78
2010	35	992,554	9.9%	5,916,501	6.8%	5.96
2011	41	1,162,463	11.6%	8,804,526	10.1%	7.57
2012	30	1,037,287	10.4%	6,800,184	7.8%	6.56
2013	27	868,553	8.7%	6,523,778	7.5%	7.51
2014	18	689,361	6.9%	4,478,259	5.2%	6.50
2015	9	277,831	2.8%	2,328,013	2.7%	8.38
2016	16	833,255	8.3%	12,215,738	14.1%	14.66
2017	11	413,474	4.1%	4,591,709	5.3%	11.11
Thereafter	65	2,530,620	25.4%	28,740,927	33.1%	11.36
Sub-total/Average	286	9,630,150	96.3%	$86,766,727	100.0%	$9.01
Vacant	14	369,555	3.7%	NA	NA	NA
Total/Average	300	9,999,705	100.0%	$86,766,727	100.0%	NA

SHOP TENANTS < 10,000 SF
Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	76	147,661	2.5%	$2,303,259	2.4%	$15.60
2009	522	898,295	15.1%	15,660,649	16.5%	17.43
2010	483	1,004,007	16.9%	17,642,887	18.6%	17.57
2011	448	968,028	16.3%	18,118,660	19.1%	18.72
2012	287	665,561	11.2%	13,146,631	13.8%	19.75
2013	270	656,796	11.0%	13,874,845	14.6%	21.13
2014	72	293,450	4.9%	4,517,835	4.8%	15.40
2015	24	75,309	1.3%	1,787,857	1.9%	23.74
2016	20	88,056	1.5%	1,803,706	1.9%	20.48
2017	16	82,469	1.4%	1,740,826	1.8%	21.11
Thereafter	57	173,539	2.9%	4,398,902	4.6%	25.35
Sub-total/Average	2,275	5,053,171	85.0%	$94,996,057	100.0%	$18.80
Vacant	459	894,624	15.0%	NA	NA	NA
Total/Average	2,734	5,947,795	100.0%	$94,996,057	100.0%	NA

We may incur substantial expenditures in connection with the re-leasing of our retail space, principally in the form of landlord work, tenant improvements and leasing commissions.  The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the terms of the leases.  We also incur expenditures for certain recurring or periodic capital expenses required to keep our properties competitive.

Insurance

Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease. We believe that our properties are covered by adequate liability, property, flood and environmental, and where necessary, hurricane and windstorm insurance coverage all provided by reputable companies. However, most of our insurance policies contain deductible or self-retention provisions requiring us to share some of any resulting losses. In addition, most all of our policies contain limits beyond which we have no coverage.

ITEM 3.	LEGAL PROCEEDINGS

Neither we nor our properties are subject to any litigation which we believe will have a material adverse affect on our business, financial condition, results of operations or cash flows. Furthermore, to the best of our knowledge, there is no litigation threatened against us or any of our properties, other than routine litigation and administrative proceedings arising in the ordinary course of business, which collectively are not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for stockholder vote during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol “EQY.” On February 16, 2009, we had 1,526 stockholders of record representing 13,757 beneficial owners. The following table sets forth for the periods indicated the high and low sale prices as reported by the NYSE and the distributions declared by us:

	High	Low	Distributions Declared
First Quarter, 2008	$24.55	$20.66	$0.30
Second Quarter, 2008	$26.44	$20.46	$0.30
Third Quarter, 2008	$23.43	$19.01	$0.30
Fourth Quarter, 2008	$20.42	$10.43	$0.30

First Quarter, 2007	$28.76	$25.52	$0.30
Second Quarter, 2007	$29.30	$25.55	$0.30
Third Quarter, 2007	$28.09	$22.77	$0.30
Fourth Quarter, 2007	$28.68	$21.49	$0.30

Dividends paid during 2008 and 2007 totaled $89.6 million and $88.6 million, respectively. Future declarations of dividends will be made at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Internal Revenue Code of 1986, or the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Code.

Performance Graph

The following graph compares the cumulative total return of our common stock with the Russell 2000 Index, the NAREIT All Equity Index and SNL Shopping Center REITs, an index of approximately 20 publicly-traded REITS that primarily own and operate shopping centers, each as provided by SNL Securities L.C., from December 31, 2003 until December 31, 2008.  The SNL Shopping Center REIT index is compiled by SNL Securities L.C. and includes our common stock and securities of many of our competitors.  The graph assumes that $100 was invested on December 31, 2003 in our common stock, the Russell 2000 Index, the NAREIT All Equity REIT Index and SNL Shopping Center REITs, and that all dividends were reinvested.  The lines represent semi-annual index levels derived from compounded daily returns.  The indices are re-weighted daily, using the market capitalization on the previous tracking day.  If the semi-annual interval is not a trading day, the preceding trading day is used.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Equity One, Inc.	100.00	148.97	152.81	194.04	175.74	143.26
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
NAREIT All Equity REIT Index	100.00	131.58	147.58	199.32	168.05	104.65
SNL REIT Retail Shopping Ctr	100.00	135.86	148.26	199.56	164.30	98.92

Issuer Purchases Of Equity Securities

No equity securities were purchased by us during 2008.

Equity Compensation Plan Information

Information regarding equity compensation plans is presented in Item 12 of this annual report and incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2008. The balance sheet data at December 31, 2008 and 2007, and the statement of operations data for the years ended December 31, 2008, 2007 and 2006, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K.

		Years Ended December 31,
	2008	2007	2006	2005	2004
		(in thousands other than per share, percentage and ratio data)
Statement of Operations Data: (1)
Total revenue	$239,029	$246,109	$224,937	$202,322	$179,342
Property operating expenses	64,384	62,755	59,391	48,036	42,048
Rental property depreciation and amortization	45,527	45,989	40,206	33,372	28,561
General and administrative expenses	31,957	28,200	31,905	20,290	19,097
Total operating expenses	141,868	136,944	131,502	101,698	89,706
Interest expense	(60,851)	(66,520)	(53,732)	(47,050)	(40,722)
Amortization of deferred financing fees	(1,629)	(1,678)	(1,484)	(1,448)	(1,329)
Other income (expense), net	32,949	9,366	12,180	(3,641)	(19,745)
Minority interest	(112)	(112)	(206)	(188)	(689)
Gain on extinguishment of debt	6,473	-	251	-	-
Impairment loss	(37,543)	(430)	-	-	-
(Provision) benefit for income taxes	(1,015)	272	-	-	-
Income from continuing operations	$35,433	$50,063	$50,444	$48,297	$27,151
Net income	$35,008	$69,385	$176,955	$92,741	$97,804

Basic earnings per share:
Income from continuing operations	$0.48	$0.68	$0.68	$0.65	$0.39
Net income	$0.47	$0.95	$2.40	$1.26	$1.39
Diluted earnings per share:
Income from continuing operations	$0.48	$0.68	$0.68	$0.65	$0.38
Net income	$0.47	$0.95	$2.38	$1.24	$1.37

Balance Sheet Data:
Total rental properties, net of accumulated depreciation	$1,704,362	$1,875,342	$1,752,018	$1,896,505	$1,873,687
Total assets	2,036,263	2,174,384	2,069,775	2,059,881	1,992,292
Mortgage notes payable	371,077	397,112	391,647	446,925	495,056
Total liabilities (2)	1,125,776	1,257,463	1,143,108	1,085,727	1,059,507
Minority interest	989	989	989	1,425	1,397
Shareholders’ equity	909,498	915,932	925,678	972,729	931,388

Other Data:
Funds from operations(3)	$60,489	$98,409	$110,311	$124,836	$113,663
Cash flows from:
Operating activities	86,631	107,016	94,643	117,192	113,110
Investing activities	51,306	(104,602)	114,813	(82,371)	(244,851)
Financing activities	(133,895)	(1,101)	(209,558)	(39,841)	135,897
GLA (square feet) at end of period	16,417	17,548	18,353	19,699	19,914
Occupancy of core shopping center portfolio at end of period	92.1%	93.2%	95.0%	93.0%	95.0%

(1)	Reclassified to reflect the reporting of discontinued operations.

(2)	Amounts have been reclassified to conform to the 2008 presentation.

(3)
We believe Funds from Operations (“FFO”) (when combined with the primary GAAP presentations) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry and, in particular, REITs.  The National Association of Real Estate Investment Trusts (“NAREIT”) stated in its April 2002 White Paper on Funds from Operations, “Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.”

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

The following table illustrates the calculation of FFO for each of the five years in the period ended December 31, 2008:

		Year Ended December 31,
	2008	2007	2006	2005	2004
		(In thousands)
Net income	$35,008	$69,385	$176,955	$92,741	$97,804
Adjustments:
Rental property depreciation and amortization, including discontinued operations	45,586	47,514	44,791	43,445	37,215
Gain on disposal of depreciable real estate	(21,027)	(18,885)	(112,995)	(11,460)	(22,176)
Minority interest	112	112	206	110	623
Loss on sale of fixed assets	-	283	-	-	-

Other Items:
Pro rata share of real estate depreciation from unconsolidated joint ventures	810	-	1,354	-	197
Funds from operations	$60,489	$98,409	$110,311	$124,836	$113,663

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

		Year Ended December 31,
	2008	2007	2006	2005	2004
		(In thousands)
Earnings per diluted share*	$0.47	$0.95	$2.38	$1.24	$1.37

Adjustments:
Rental property depreciation and amortization, including discontinued operations	0.61	0.65	0.60	0.58	0.52

Gain on disposal of depreciable real estate	(0.28)	(0.26)	(1.52)	(0.15)	(0.31)

Other items:
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.01	-	0.02	-	-
Funds from operations per diluted share	$0.81	$1.34	$1.48	$1.67	$1.58

*
Earnings per diluted share reflect the add-back of interest on convertible partnership units and the minority interests in earnings of consolidated subsidiaries which are convertible to shares of our common stock.

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

As of December 31, 2008, our property portfolio comprises 160 properties, including 146 shopping centers consisting of approximately 16.0 million square feet of gross leasable area (“GLA”), four development/redevelopment properties, six non-retail properties and four parcels of land.  As of December 31, 2008, our core portfolio was 92.1% leased and included national, regional and local tenants.  We currently own a 10% interest in GRI-EQY I, LLC, a joint venture which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA as of December 31, 2008.  In total, the GRI joint venture’s properties were 97.3% leased at December 31, 2008.  Additionally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC, a joint venture which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of December 31, 2008.  In total, this venture’s properties were 67.6% leased at December 31, 2008.

During 2008, our business felt the effects of the softening economic environment and extended turmoil in the U.S credit markets.  Buyers and sellers of real estate assets have faced a constrained financial market that has made completing transactions more difficult. A consumer-led economic slowdown has had a meaningful impact on most retailers, causing some companies, both national and local, to cease operations or declare bankruptcy.  While the economic conditions have had an effect in most of our markets, certain markets, such as South Florida, have experienced a disproportionate economic slowdown due to housing price declines and other regional factors. Due to these difficult conditions, our development program has slowed and is focusing on higher return projects with the least amount of capital requirements. Management responded to the prevailing market conditions and lower levels of development and acquisition activity by reducing our workforce by 10%  during the three months ended December 31, 2008.

These macro-trends have made it more difficult for us to achieve our objectives of growing our business through internal rent increases, re-cycling capital from lower-tier assets into higher quality properties, and growing our asset management business.  As an example, lower occupancy resulting from tenants ceasing operations has had an impact on our rental revenue and expense recoveries, thereby negatively affecting our year over year operating results.

Operating Strategies.  We derive substantially all of our revenue from tenants under existing leases at our properties. Due to the difficult leasing environment in 2008, our operating strategy centered on maximizing occupancy while continuing to increase rents.  In 2008, this strategy resulted in:

•	an increase in the average rental rate of 8.9% to $17.28 per square foot on 349 lease renewals aggregating approximately 757,522 square feet;

•	193 additional new leases totaling 496,552 square feet at an average rental rate of $17.27 per square foot on same site basis; and

•	a decrease in economic occupancy for our core shopping center portfolio of 1.10% as compared to 2007.

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

Investment Strategies.  Our investment strategy is to deploy capital in projects that generate attractive, risk-adjusted returns and, at the same time, to sell assets that no longer meet our investment criteria.  In 2008, this strategy resulted in:

•
the sale of nine community shopping center properties and one out parcel to the GRI joint venture for an aggregate gross sales price of $201.2 million which generated an aggregate gain of approximately $21.6 million;

•	the sale of one community shopping center located in Carrollton, Texas for a consideration of $2.8 million resulting in a loss of $557,000;
•	the purchase of short-term debt securities for an aggregate purchase price of approximately $132.7 million;
•	the completion of one redevelopment project for approximately $4.2 million located in North Carolina; and
•	the investment in two new joint ventures, including GRI, owning commercial and retail properties totaling $14.2 million.

Capital Strategy. Our business during 2008 was financed using our revolving lines of credit, proceeds from the sale of properties to joint ventures and third parties, the issuance of equity and new mortgages.  Specifically, in 2008, our capital strategy resulted in:

•	the acquisition of approximately $88.0 million principal amount of our senior notes, at a discount, resulting in a net gain on early extinguishment of debt of approximately $6.4 million;
•	the issuance of $54.7 million in equity;
•	the prepayment of $36.9 million of certain mortgage notes;
•	the completion of a $65.0 million loan transaction secured by a mortgage on one of our larger properties; and
•
the amendment and restatement of our credit agreement with a syndicate of banks to provide for a $227.0 million unsecured revolving credit facility, maturing October 2011, that replaced a facility that would have expired in January 2009.

 At December 31, 2008, the outstanding balances on our lines of credit aggregated $35.5 million, with $193.7 million of availability under those facilities subject to covenants that may restrict our use of additional borrowings.  Although we have enjoyed a low interest rate environment and open access to capital markets in recent years, a tightening of the credit markets has had an adverse effect on the availability of capital and the cost of our borrowings. At this time, it is very difficult to project the extent to which credit will be available at a reasonable cost for our business.

2009 Outlook. We expect the current recession to continue to affect our business in 2009.  Decreases in retail sales are straining many of our tenants, particularly those tenants that sell goods or provide services that tend to be more discretionary than necessity-oriented in nature.  As a result, some tenants may no longer be able to afford their current rent or may not be able to continue in business at all.  We anticipate addressing these challenges by undertaking intensive leasing efforts, negotiating reductions in certain recoverable expenses from our vendors, and making case-by-case assessments regarding the financial and operating strength of our tenants.  We believe that the fact that 72.6% of our centers are grocery-anchored serves as a competitive advantage because supermarket sales have not been as affected as the sales of many other classes of retailers, and our supermarkets continue to draw traffic to these centers.

We also expect current credit market constraints to limit our debt financing options compared to the options available to us in recent years.  While availability under our existing unsecured revolving line of credit provides sufficient capital to address our near-term debt maturities, our ability to raise new capital at an attractive cost through the issuance of debt and equity securities, the placement of mortgage financings, or the sale of assets will determine our capacity to invest in a manner that provides growing returns for our shareholders.

As a result of credit constraints and less retailer demand for new stores, our acquisition and development activities have slowed.  In the fourth quarter of 2008, we implemented a reduction in workforce to streamline our organization given the current economic environment.  In addition, certain of our executives voluntarily agreed to reduce their base compensation in 2009.  Our focus remains on reducing overhead costs throughout our organization, although contractual agreements that are in force in many instances limit our ability to do so.

We expect to continue to market non-core properties for sale in 2009.  We also expect to market certain properties where we would like to retain a continuing interest to potential institutional joint venture partners.  However, the volume of commercial real estate transactions has slowed over the last year, and it may be difficult to sell properties at prices that we deem appropriate.

Following the end of the year, we entered into a Stock Exchange Agreement pursuant to which we acquired approximately 1.2 million ordinary shares of DIM Vastgoed N.V., or DIM.  Under this agreement, we issued 866,373 shares of our common stock as payment for these initial shares and obtained voting rights with respect to an additional 766,573 ordinary shares of DIM, which we have agreed to buy, subject to the satisfaction of certain conditions, on or before January 1, 2011 for additional shares of our stock or cash. As a result of the initial exchange and the voting rights agreement, we have voting control over approximately 74.6% of DIM’s outstanding ordinary shares, including the approximately 4.0 million DIM shares we owned prior to year-end and excluding treasury shares.  Given our increased stake in DIM, we are working with its existing management to reduce costs, improve operations and address certain financing and other needs. Based on our current assumption that we will demonstrate control over DIM as of the first quarter of 2009, we anticipate consolidating the financial results and balance sheet of DIM into our financial statements at such time.

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

Revenue Recognition and Accounts Receivable. Leases with tenants are classified as operating leases. Generally, our leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on our assessment of credit, collection and other business risk. We make estimates of the collectability of our accounts receivable using the specific identification method related to base rents, straight-line rents, expense reimbursements and other revenue or income taking into account our experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness and remaining lease terms. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. The extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the non-recognition of a portion of straight-line rental income until the collection of such income is reasonably assured. These estimates have a direct impact on our earnings.

Recognition of Gains from the Sales of Real Estate. We account for profit recognition on sales of real estate in accordance with SFAS Statement No. 66, Accounting for Sales of Real Estate.  Profits from sales of real estate will not be recognized under the full accrual method by us unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) we have transferred to the buyer the usual risks and rewards of ownership; and (iv) we do not have significant continuing involvement with the property. Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest.

Real Estate Acquisitions. Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases and lease origination costs), and assumed debt in accordance with SFAS No. 141, Business Combinations. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities based on their estimated fair value. We evaluate the useful life of each amortizable intangible asset in each reporting period and account for any changes in such estimated useful life over the revised remaining useful life. In 2009, the accounting guidance for real estate acquisitions will change pursuant to SFAS No.141(R) Business combinations. Refer to Accounting Pronouncements for further details.

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

Properties also include construction in progress and land held for development.  These properties are carried at cost and no depreciation is recorded.  Properties undergoing significant renovations and improvements are considered under development.  All direct and indirect costs related to development activities are capitalized into properties in construction in progress and land held for development on our consolidated balance sheets.  Costs incurred include predevelopment expenditures directly related to a specific project including development and construction costs, interest, insurance and real estate tax expense.  Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property.  The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one year from substantial completion of major construction activity.  If we determine that a project is no longer probable all predevelopment project costs are immediately expensed.  Similar costs related to properties not under development are expensed as incurred.

Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to that portion of actual costs incurred.  We cease interest cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction.

Long Lived Assets. When assets are identified as held for sale, we estimate the sales prices, net of selling costs, of such assets.  Assets that will be sold together in a single transaction are aggregated in determining if the net sales proceeds of the group are expected to be less than the net book value of the assets.  If, in our opinion, the net sales prices of the assets which have been identified for sale are expected to be less than the net book value of the assets, an impairment charge is recorded. An impairment charge may also be recorded for any asset if it is probable, in our estimation, that aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable.  If there is an event or change in circumstance indicating the potential for impairment in the value of a property, we evaluate our ability to recover our net investment in the long-lived assets by comparing the carrying value (net book value) of such asset to the estimated future undiscounted cash flows over their expected useful life. The impairment assessment has a direct impact on our net income because recording an impairment charge results in an immediate charge to expense.

Investments in Unconsolidated Joint Ventures. We strategically invest in unconsolidated entities that own, manage, acquire, develop and redevelop operating properties.   Our partners generally are financial or other strategic partners. Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary, as defined under FIN 46R, and we have a significant, but less than controlling, interest in the entities. We record our investments in and advances to these entities in our consolidated balance sheets as “Investment and advances in real estate joint ventures” and our pro-rata share of the entities’ earnings or losses are included in our consolidated statements of operations as “Equity in income in unconsolidated joint ventures,” as described in Note 11 of the notes to our consolidated financial statements.

Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity. Factors considered in determining whether we have significant influence or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement.

We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with APB 18. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.

Additionally, we consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include age of the venture, intent and ability for us to retain our investment in the entity, financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, then no impairment charge is recorded.

Securities. We have investments that consist primarily of equity securities.  These equity investments are classified as available-for-sale and recorded at fair value based on current market prices.  Changes in the fair value of these equity investments are included in accumulated other comprehensive income (loss) unless a decrease in fair value is deemed to be other than temporary. Refer to Note 8 of the consolidated financial statements for additional disclosure on impairments of securities held by the company.

Goodwill. Goodwill has been recorded to reflect the excess of cost over the fair value of net assets acquired in various business acquisitions.  We are required to perform annual, or more frequently in certain circumstances, impairment tests of our goodwill.  We have elected to test for goodwill impairment in November of each year.  The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation.  The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill.  If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill.  The determination of each reporting unit’s (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities.  Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.  For the year ended December 31, 2008, $531,700 of goodwill impairment was incurred.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled approximately $11.8 million at December 31, 2008.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in our relationships with significant tenants.

Share Based Compensation and Incentive Awards. We recognize all share-based awards to employees, including grants of stock options, in our financial statements based on fair values.  Because there is no observable market for our options, management must make critical estimates in determining the fair value at the grant date.  Variations in the assumptions will have a direct impact on our net income.  Critical estimates in valuing the fair value at the grant date and the assumptions that marketplace participants would use in making estimates of fair value include:  expected volatility, expected dividend yield, risk-free interest rate, involuntary conversion due to change in control and expected exercise history of similar grants.

In addition, we have employment agreements for three of our executive officers under which the employees have the right to an additional cash bonus at the end of the initial term of those agreements, or earlier as provided in the agreements, based on the performance of our stock versus a group of our peers.  In assessing the annual compensation costs related to these future payments, we are required to make critical assumptions and estimates in determining the future payment.

Our estimates of the compensation costs under SFAS No. 123(R), Share-Based Payment and these agreements are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  Assumptions may not always reflect unanticipated events and changes in circumstances may occur.

Income tax.  Although we may qualify for REIT status for federal income tax purposes, we may be subject to state income or franchise taxes in certain states in which some of our properties are located. In addition, taxable income from non-REIT activities managed through our taxable REIT subsidiaries (each a “TRS”) are subject to federal, state and local income taxes.  TRS income taxes are accounted for under the asset and liability method as required by SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities and for operating loss and tax credit carry-forwards.  The TRS estimates its income taxes in each of the jurisdictions in which they operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. For the year ended December 31, 2008, we recorded a valuation allowance of $1.2 million.

Discontinued Operations. The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”), we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that we can meet the criteria of SFAS 144 prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in SFAS 144. Prior to sale, we evaluate the extent of involvement with, and the significance to us of cash flows from a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with SFAS 144, any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but in which we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of SFAS 144, only properties sold, or to be sold, to unrelated third parties where we will have no significant continuing involvement or significant cash flows are classified as discontinued.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We adopted the requirements of SFAS 157 as of January 1, 2008 without a material impact on our consolidated financial statements, as more fully disclosed in Note 9 thereto, Fair Value Measurements.  In February 2008, the FASB issued FASB Staff Position Paper (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active.  We have not applied the provisions of SFAS 157 to our nonfinancial assets and nonfinancial liabilities in accordance with FSP 157-2 and FSP 157-3.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  Subsequent to the adoption of SFAS 159, changes in fair value for the particular instruments must be reported in earnings.  Upon initial adoption, SFAS 159 provided entities with a one-time chance to elect the fair value option for existing eligible items.  The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We did not elect the fair value option for financial assets or liabilities existing on the January 1, 2008 adoption date.  We will consider the applicability of the fair value option for assets acquired or liabilities incurred in future transactions.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  In addition, this standard requires acquisition costs to be expensed as incurred.  The standard is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard may have an impact on the accounting for certain costs related to our future acquisitions. As noted in footnote 20 Subsequent Events to our consolidated financial statements, we increased our ownership to greater than 50% in DIM subsequent to December 31, 2008. As a result of our increased influence over DIM, we currently anticipate consolidating the results of DIM with ours beginning with the first quarter of 2009.  Finally, we are still evaluating the accounting treatment of this increased investment both relating to its prior treatment under the cost method and the allocation of the purchase price.  Given recent accounting guidance, our acquisition may be treated as a multistep acquisition and, therefore, have an effect on earnings in the three months ending March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and non-controlling interest.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this standard is not expected to have a material effect on our consolidated results of operations, yet will require additional disclosures relating to our joint venture at Sunlake and down-REIT at Walden Woods Village and will effect our disclosure for the three months ending March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after December 1, 2008. We are evaluating the impact that adoption of SFAS 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends paragraph 11(d) of FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FSP SFAS 142-3. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are evaluating the impact that adoption of FSP SFAS 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Fairly Presented in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to result in a change in current practice, and as such, will have no impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. We are currently evaluating the impact of adopting FSP-EITF 03-6-1 on our earnings per share.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of the FSP is to promptly improve disclosures by public companies until the pending amendments to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”), and FIN 46R are finalized and approved by the FASB. The FSP amends SFAS 140 to require public companies to provide additional disclosures about a transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP is effective for fiscal years beginning after December 1, 2008. The FSP will not have a material effect on our consolidated financial statements.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties.  These revenues include fixed base rents, recoveries of expenses that we have incurred and that we pass through to the individual tenants and percentage rents that are based on specified percentages of tenants’ revenues, in each case as provided in the particular leases.

Our primary cash expenses consist of our property operating expenses, which include real estate taxes, repairs and maintenance, management expenses, insurance, utilities and other expenses; general and administrative expenses, which include payroll, office expenses, professional fees and other administrative expenses; and interest expense, primarily on mortgage debt, unsecured senior debt and revolving credit facilities.  In addition, we incur substantial non-cash charges for depreciation and amortization on our properties and impairment charges.  We also capitalize certain expenses, such as taxes and interest related to properties under development or redevelopment until the property is ready for its intended use.

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments.  The results of operations of any acquired property are included in our financial statements as of the date of its acquisition. A large portion of the change in our statement of operations line items is related to these changes in our property portfolio.  In addition, non-cash impairment charges may also affect comparability.

The following summarizes certain line items from our audited consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in 2008 compared to 2007:

	For the year ended December 31,
	2008	2007	% Change
	(in thousands)
Total rental revenue	$239,029	$246,109	-2.9%
Property operating expenses	64,384	62,755	2.6%
Rental property depreciation and amortization	45,527	45,989	-1.0%
General and administrative expenses	31,957	28,200	13.3%
Investment income	10,332	7,321	41.1%
Equity in income in unconsolidated joint ventures	108	-	N/A
Other income	967	310	N/A
Interest expense	60,851	66,520	-8.5%
Gain on sale of real estate	21,542	2,018	967.5%
Gain on extinguishment of debt	6,473	-	N/A
Impairment loss	37,543	430	8630.9%
(Provision) benefit for income taxes	(1,015)	272	-473.2%
(Loss) income from discontinued operations	(425)	19,322	-102.2%
Net income	35,008	69,385	-49.5%

Total revenue decreased by $7.1 million, or 2.9%, to $239.0 million in 2008.  The decrease is primarily attributable to the following:

•
a decrease of approximately $10.8 million attributable to the sale of nine income producing properties to the GRI Venture, revenue from which was included fully in 2007 results and partially included in 2008 results through the date of sale;

•	a decrease of approximately $300,000 in non-retail property income;

•	an increase of approximately $1.5 million related to properties acquired in 2007;

•	an increase of approximately $1.3 million related to a settlement fee received in connection with a previous tenant’s bankruptcy;

•
an increase of approximately $800,000 related to the completion of various development/redevelopment projects, partly offset by a decrease of $300,000 for development/redevelopment projects currently under construction; and

•	an increase of approximately $600,000 associated with management, leasing and asset management services provided to our joint ventures.

Property operating expenses increased by $1.6 million, or 2.6%, to $64.4 million in 2008.  The increase primarily consists of the following:

•
an increase of approximately $4.1 million in property operating costs partly due to higher common area maintenance expense, bad debt expense, general repairs and maintenance costs associated with vacant rental units, and higher real estate tax expense, partially offset by lower insurance expense;

•	an increase of approximately $300,000 related to properties acquired in 2007;

•	an increase of $200,000 related to the completion of various development/redevelopment properties; and

•	a decrease of approximately $2.9 million associated with the sale of nine income producing properties to the GRI Venture.

Rental property depreciation and amortization decreased by $500,000, or 1.0%, to $45.5 million for 2008 from $46.0 million in 2007.  The decrease in 2008 was primarily related to the following activity:

•	a decrease of approximately $2.1 million related to the sale of nine income producing properties to the GRI venture;

•	a decrease of approximately $100,000 in non-retail properties;

•	an increase of approximately $1.3 million related to amortization of tenant improvements and leasing commissions;

•	an increase of approximately $300,000 related to properties acquired in 2007; and

•	the completion of various development/redevelopment projects increased depreciation and amortization by $200,000.

General and administrative expenses increased by $3.8 million, or 13.3%, to $32.0 million for 2008 from $28.2 million in 2007.  The increase is mainly attributable to:

•	an increase of $1.8 million related to employee training, professional conferences and information technology expenses;

•	an increase of approximately $900,000 in compensation and employment-related expenses related to new executives and employees partly offset by lower severance-related expense paid to former employees;

•	an increase of approximately $700,000 related to acquisition costs associated with additional shares of DIM;

•	an increase of approximately $500,000 related to satellite offices expense;

•	an increase of $300,000 for personal property tax expense; and

•	a decrease of approximately $400,000 of pre-development costs related to non-viable projects.

Investment income increased by $3.0 million, or 41.1%, compared to 2007.  The increase relates primarily to interest income associated with our short-term bond investments.

Equity in income in unconsolidated joint ventures was $108,000 for 2008 based on our pro rata share of our joint ventures operating gains/losses.

Other income increased by $650,000 in 2008 compared to 2007.  The increase primarily relates to the receipt of income of approximately $600,000 following the execution of an easement agreement in settlement of a condemnation proceeding at one of our properties and the receipt of a $200,000 earnest money deposit following the termination of a land sale contract offset by $100,000 of lower related-party revenue.

Interest expense decreased by $5.7 million, or 8.5%, to $60.8 million in 2008 as compared to $66.5 million for 2007.  The decrease is primarily attributable to the following:

•	a decrease of approximately $2.1 million attributable to reduced usage of our lines of credit;

•	a decrease of approximately $1.2 million in interest expense related to a reduction in mortgage indebtedness resulting from the sale of properties to the GRI joint venture;

•
a decrease of $2.1 million related to the payoff of certain mortgages and principal amortization offset by an increase of approximately $900,000 in mortgage interest related to additional mortgage indebtedness;

•
an increase of approximately $1.9 million of interest incurred related to higher average unsecured senior notes outstanding in 2008, offset by a decrease of $1.7 million related to our interest rate swap contract associated with our senior notes and a decrease of approximately $1.6 million related to the write off of interest rate contracts due to the early extinguishment of our debt; and

•	an increase of $200,000 of interest expense related to lower capitalized interest for development/redevelopment projects.

Gain on sale of real estate was approximately $21.5 million in 2008 as compared to $2.0 million in 2007.  The gain was primarily attributable to the sale of nine properties to the GRI joint venture, which is not included in discontinued operations due to the continuing involvement we have with that venture.

During 2008, we repurchased and canceled approximately $88.0 million principal amount of our senior unsecured notes and recognized a net gain on early extinguishment of debt of approximately $6.4 million, coupled with $200,000 gain from early extinguishment of mortgages, totaling $6.5 million net gain for 2008. There were no comparable gains in continuing operations in the same 2007 period.

Impairment loss for 2008 was $37.5 million as compared to $430,000 for 2007.  The increase is primarily attributable to the following:

•	approximately $32.8 million of impairment loss related to our DIM investment;

•	approximately $3.7 million of impairment loss associated with two redevelopment projects that were terminated;

•	approximately $531,700 of impairment loss related to goodwill associated with several of our income producing properties; and

•	approximately $380,000 of impairment loss related to our preferred stock investment in another REIT.

For further information regarding our impairment loss, see Note 7, Securities, and Note 8, Impairment Loss, to our consolidated financial statements.

In the twelve months ended December 31, 2008, our discontinued operations resulted in a net loss of $425,000 compared to a net gain of $19.3 million in 2007.  In 2008, we sold one income producing property for a loss of $557,000 partly offset by $132,000 generated in net operating income related to discontinued operations.  During 2007, we had a net gain of $19.3 million in net operating income related to discontinued operations.

Our provision for income taxes is $1.0 million for 2008, compared to a benefit of $0.3 million in 2007. This change was primarily attributable to our recording of a $1.2 million valuation allowance associated with a deferred tax asset of one of our TRSs, which we determined was not realizable.

As a result of the foregoing, net income decreased by $34.4 million, or 49.5%, to $35.0 million for 2008 from $69.4 million in 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following summarizes items from our audited consolidated statements of operations that we think are important in understanding our operations and/or those items which significantly changed in 2007 as compared to 2006:

	For the year ended December 31,
	2007	2006	% Change
	(in thousands)
Total rental revenue	$246,109	$224,937	9.4%
Property operating expenses	62,755	59,391	5.7%
Rental property depreciation and amortization	45,989	40,206	14.4%
General and administrative expenses	28,200	31,905	-11.6%
Investment income	7,321	7,479	-2.1%
Equity in income in unconsolidated joint ventures	-	1,853	-100.0%
Interest expense	66,520	53,732	23.8%
Gain on sale of real estate	2,018	2,545	-20.7%
Gain on extinguishment of debt	-	251	-100.0%
Impairment loss	430	-	N/A
Benefit (provision) for income taxes	272	-	N/A
Income from discontinued operations	19,322	126,511	-84.7%
Net income	69,385	176,955	-60.8%

Total revenue increased by $21.2 million, or 9.4%, to $246.1 million in 2007 from $224.9 million in 2006. The increase was mostly composed of the following:

•	an increase of $19.9 million associated with properties acquired in 2007 and 2006;

•
an increase of approximately $2.2 million related to the completion of various development/redevelopment projects, partly offset by a decrease of $900,000 for development/redevelopment projects under construction;

•	an increase of $1.6 million in same-property revenue due to higher rental rates, tenant expense recovery income and percentage rent income;

•
a decrease of approximately $1.0 million associated with property management, leasing and accounting services revenue for a portfolio of Texas properties, which services were terminated in the second quarter of 2007; and

•	a decrease of approximately $600,000 in non-retail property income.

Property operating expenses increased by $3.4 million, or 5.7%, to $62.8 million for 2007 from $59.4 million in 2006.  The increase in 2007 is largely a result of the following activity:

•	an increase of approximately $5.5 million related to properties acquired in 2007 and 2006;

•
an increase of approximately $700,000 related to the completion of various development/redevelopment projects, partly offset by a decrease of $300,000 for development/redevelopment projects under construction;

•
a decrease of approximately $1.8 million in property operating costs partly due to lower common area maintenance expense, property management/maintenance salary, lease termination expense, hurricane expense and real estate tax expense partially offset by higher insurance and bad debt provision expense;

•	a decrease of approximately $700,000 in office-related expense primarily related to closing the operation of various property management satellite offices; and

•	a decrease of $300,000 in general operating expenses for our non-retail properties.

Rental property depreciation and amortization increased by $5.8 million, or 14.4%, to $46.0 million for 2007 from $40.2 million in 2006.  The increase is primarily attributable to the following:

•	an increase of $4.9 million related to properties acquired during 2007 and 2006;

•
the completion of various development/redevelopment projects increased depreciation and amortization by $600,000, partially offset by a decrease of approximately $300,000 of depreciation expense related to projects in various stages of construction; and

•	same-property depreciation and amortization expense increased by $600,000 related to increased leasing and tenant improvement activity.

General and administrative expenses decreased by $3.7 million, or 11.6%, to $28.2 million for 2007 from $31.9 million in 2006.  The decrease resulted primarily from:

•
$1.5 million decrease in compensation and employment-related expenses paid in 2006 related to executive management changes partly offset by higher severance-related expense paid to former employees in 2007 as well as higher payroll and payroll-related expenses;

•	$1.0 million decrease attributable to lower pre-acquisition costs;

•	a decrease of approximately $700,000 related to lower travel and entertainment expense;

•	a decrease of approximately $400,000 related to lower income taxes;

•	a decrease of approximately $400,000 in fees reflecting fewer directors and fewer meetings; and

•	an increase of approximately $300,000 of professional fees mainly related to higher audit fees.

Investment income decreased by $158,000 in 2007, mostly due to a $1.6 million decrease in interest income related to lower cash balances, partially offset by an increase of $1.4 million of dividend income primarily related to our ownership of 3.8 million ordinary shares of DIM Vastgoed N.V.

Equity in income in unconsolidated joint ventures was $1.9 million for 2006.  The income primarily was related to the sale of a land parcel held in a joint venture in which we had a 50% interest.

Interest expense increased by $12.8 million, or 23.8%, to $66.5 million for 2007 from $53.7 million in 2006.  The increase is mainly attributable to the following:

•	an increase of approximately $8.2 million related to higher total unsecured senior debt outstanding, partially offset by a $400,000 decrease in interest expense associated with our interest rate swap;

•	an increase of approximately $2.6 million of interest expense related to lower capitalized interest for development/redevelopment projects;

•	an increase of approximately $1.6 million related to the decrease in the amortization of the fair value debt premium related to two unsecured senior notes that were paid off in April and August 2006;

•	an increase of $1.7 million in mortgage interest which is primarily related to properties acquired in 2007 and 2006 partly offset by repayment of certain mortgages; and

•	a decrease of approximately $900,000 related to lower interest expense associated with our unsecured line of credit facility.

Gain on sale of real estate in 2007 includes the sale of six land parcels for proceeds of nearly $5.5 million, generating $2.0 million in net realized gains, compared to gains in the same period of 2006 of approximately $2.5 million for 2006,

In 2007, our discontinued operations resulted in a net gain of $19.3 million compared to a net gain of $126.5 million for 2006.  In 2007, we sold 14 income producing properties that produced a net gain of $19.4 million partly offset by $82,000 operating income loss related to discontinued operations.  The $7.0 million of operations of income-producing property sold for 2006 reflects a reclassification of operations of properties sold or held for sale.  The income from discontinued operations of $126.5 million in 2006 is primarily related to the sale of our Texas properties.

As a result of the foregoing, net income decreased by $107.6 million, or 60.8%, to $69.4 million for 2007 from $177.0 million in 2006.

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our stockholders in the form of dividends.  Our status as a REIT requires that we distribute 90% of our REIT taxable income (including net capital gain) each year, as defined in the Code.  Our short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring company expenditures, such as general and administrative expenses, non-recurring company expenditures, such as tenant improvements and redevelopments, and dividends to common stockholders.  Historically, we have satisfied these requirements principally through cash generated from operations and our credit facilities.

Our long-term capital requirements consist primarily of maturities under our long-term debt, development and redevelopment costs and the costs related to growing our business, including acquisitions.  Historically, we have funded these requirements through a combination of sources which were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.  During 2008, however, as a result of deteriorating conditions in the credit and capital markets, many of these sources of capital became increasingly more expensive or more difficult to obtain or may be temporarily unavailable.

In response to the changing economic conditions that occurred during the second half of 2008, we have undertaken a number of initiatives to improve our liquidity position and address our capital needs. The following is a summary of those initiatives:

•
Equity Offering.  On September 29, 2008, we completed a public offering and concurrent private placement of equity securities. The offerings resulted in net cash proceeds of approximately $54.7 million to us.

•
New Mortgage Loan.  On September 25, 2008, we completed a $65.0 million loan transaction secured by a mortgage on our Sheridan Plaza shopping center located in Hollywood, Florida. The loan matures on October 10, 2018 and principal and interest are payable in arrears based on a 30 year amortization and a 6.25% annual interest rate.

•
Senior Note Repurchases.  During 2008, we purchased $88.0 million of our unsecured senior notes with varying maturities, including $23.8 million of notes maturing in 2009, and generated a gain on the early extinguishment of debt of $6.4 million for 2008.

•
GRI Joint Venture. During 2008, we contributed nine operating properties to a joint venture with Global Retail Investors LLC in which we have a 10% interest. The sale of these properties generated a gain on sale of $21.6 million and cash proceeds of approximately $142.5 million.

•
Credit Lines.  On October 17, 2008, we amended and restated our credit agreement with a syndicate of banks to provide for a $227.0 million unsecured revolving credit facility that replaced a facility that would have expired in January 2009.  The new facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the then commitments, a $35.0 million swing line facility for short term borrowings and a $20.0 million letter of credit commitment.  Subject to the terms and conditions in the amended credit agreement, the total commitments under the facility may be increased up to a total of $400.0 million.  The facility expires on October 17, 2011, with a one year extension option.

We believe that we have access to capital resources necessary to operate, expand and develop our business. As a result, we intend to operate with, and maintain, a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios.

While we believe that cash generated from operations, borrowings under our unsecured revolving credit facilities and our access to other, longer term capital sources will be sufficient to meet our short-term and long-term liquidity requirements, there are risks inherent in our business, including those risks described in Item 1A - “Risk Factors,” that may have a material adverse effect on our cash flow, and, therefore, on our ability to meet these requirements.

As of December 31, 2008, we had approximately $128.5 million of short-term corporate debt securities that we expect to use for the repayment of certain near-term debt, including $176.2 million of senior notes due in April 2009.  In addition, we had $5.4 million of cash and cash equivalents available as of December 31, 2008.  We have two revolving credit facilities with aggregate potential borrowing limits up to $242.0 million, which we can utilize initially to finance the acquisition of properties and meet other short-term working capital requirements. As of December 31, 2008, we had $193.7 million available to be drawn under those credit facilities.  Subsequent to year-end, we repaid $35.5 million of outstanding balances under our lines of credit with proceeds from repayment receipts and sales of certain short-term corporate debt securities.
Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	For the year ended December 31,
	2008	2007	Increase (Decrease)
	(in thousands)
Cash provided by operating activities	$86,631	$107,016	$(20,385)
Cash provided by (used in) investing activities	51,306	(104,602)	155,908
Cash used in financing activities	(133,895)	(1,101)	(132,794)
Cash and cash equivalents, end of year	5,355	1,313	4,042

Net cash from operating activities consists primarily of net operating income from our rental properties (rental and other revenue less property operating expenses), plus fee income and investment income, less general and administrative expenses and interest expense.  In addition, net cash from operating activities includes changes in working capital.  In 2008, our net cash from operating activities was $86.6 million, compared to $107.0 million in 2007.  The decrease of $20.4 million is primarily due to an increase in working capital of $9.5 million in 2008, when we reduced payables and accrued expenses by $7.1 million, compared to a decrease in working capital of $5.6 million in 2007, when we received repayment of a note receivable in the amount of $4.7 million.  The decrease also resulted from lower net operating income and higher general administrative expenses, partly offset by higher investment income and lower interest expense.

Net cash from investing activities consists primarily of property acquisitions or dispositions, costs incurred in developments, investments in or distributions from joint ventures, investments in securities, and cash held in escrow.  In 2008, our net cash provided by investing activities was $51.3 million.  In 2007, our net cash used in investing activities was $104.6 million.  The difference of $155.9 million is primarily due to our property dispositions exceeding our acquisitions in 2008, whereas in 2007, our acquisitions exceeded our dispositions.  In 2008, we invested $134.7 million of our disposition proceeds and cash released from escrow in short-term debt securities to prepare for the repayment of our $176.2 million in bonds that mature in April 2009.

Net cash from financing activities consists primarily of proceeds from financing and the issuance of common stock, less repayment of debt and dividends paid to stockholders.  In 2008, our net cash used in financing activities was $133.9 million, compared to $1.1 million in 2007.  The difference of $132.8 million primarily reflects a net reduction in debt of $96.3 million in 2008, compared to a net increase in debt of $87.1 million in 2007.  In 2008, we funded a portion of our debt reduction with proceeds from the issuance of common stock of $57.1 million.

Contractual Commitments.  The following tables set forth certain information regarding future contractual obligations, excluding interest, as of December 31, 2008:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In thousands)
Mortgage notes payable:
Scheduled amortization	$89,031	$10,361	$26,657	$19,016	$32,997
Balloon payments	282,046	-	168,316	46,197	67,533
Total mortgage obligations	371,077	10,361	194,973	65,213	100,530

Unsecured revolving credit facilities	35,500	-	35,500	-	-
Unsecured senior notes(1)	656,964	176,185	10,000	117,000	353,779
Capital leases	-	-	-	-	-
Operating leases	1,034	540	348	72	74
Construction commitments	2,157	2,157	-	-	-
Total contractual obligations	$1,066,732	$189,243	$240,821	$182,285	$454,383

(1)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the six-month LIBOR in arrears, plus 0.4375%.  The contractual obligations for the unsecured senior notes do not reflect this interest rate swap.

The following table sets forth certain information regarding future interest obligations on outstanding debt as of December 31, 2008:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgage notes	$126,176	$26,236	$52,138	$24,110	$23,692
Unsecured senior notes(2)	223,576	30,863	85,042	82,099	25,572
Unsecured revolving credit facilities(3)	2,078	744	1,334	-	-
Total interest obligations	$351,830	$57,843	$138,514	$106,209	$49,264

(2)
$100 million of the outstanding principal balance has been swapped to a floating interest rate based on the six-month LIBOR in arrears, plus 0.4375%.  The interest obligations for the unsecured senior notes presented above assume that the rate that was in effect at December 31, 2008 remains the same for this interest rate swap.

(3)	Interest on the unsecured revolving credit facility is variable; these amounts assume that the weighted average interest rate remains the same as the rate at December 31, 2008.

Indebtedness. The following table sets forth certain information regarding our indebtedness as of December 31, 2008:

Property	Balance at December 31, 2008	Rate (1)	Maturity date	Balance Due at Maturity
	(in thousands)			(in thousands)
Mortgage debt
Park Promenade	5,935	8.100%	02/01/10	5,833
Jonathan's Landing	2,706	8.050%	05/01/10	2,639
Bluff's Square	9,590	8.740%	06/01/10	9,401
Kirkman Shoppes	9,056	8.740%	06/01/10	8,878
Ross Plaza	6,316	8.740%	06/01/10	6,192
Shoppes of Andros Isle	6,086	7.900%	06/10/10	5,800
Boynton Plaza	7,069	8.030%	07/01/10	6,902
Pointe Royale	3,068	7.950%	07/15/10	2,502
Shops at Skylake	12,504	7.650%	08/01/10	11,644
Parkwest Crossing	4,467	8.100%	09/01/10	4,352
Spalding Village	8,722	8.190%	09/01/10	7,932
Charlotte Square	3,224	9.190%	02/01/11	2,992
Forest Village	4,209	7.270%	04/01/11	4,044
Boca Village	7,782	7.200%	05/01/11	7,466
MacLand Pointe	5,498	7.250%	05/01/11	5,268
Pine Ridge Square	6,880	7.020%	05/01/11	6,580
Sawgrass Promenade	7,782	7.200%	05/01/11	7,465
Lake Mary Centre	23,074	7.250%	11/01/11	21,973
Lake St. Charles	3,638	7.130%	11/01/11	3,461
Belfair Towne Village	10,243	7.320%	12/01/11	9,321
Marco Town Center	7,846	6.700%	01/01/12	7,150
Riverside Square	7,058	9.190%	03/01/12	6,458
Cashmere Corners	4,662	5.880%	11/01/12	4,084
Eastwood	5,555	5.880%	11/01/12	4,866
Meadows Shopping Center	5,837	5.870%	11/01/12	5,113
Lutz Lake Crossing	7,420	6.280%	01/01/13	7,012
Midpoint Center	6,381	5.770%	07/10/13	5,458
Buckhead Station	26,806	6.880%	09/01/13	23,584
Alafaya Village	3,970	5.990%	11/11/13	3,603
Summerlin Square	2,311	6.750%	02/01/14	-
South Point	7,821	5.720%	07/10/14	6,509
Bird Ludlum	6,742	7.680%	02/15/15	-
Treasure Coast Plaza	3,202	8.000%	04/01/15	-
Shoppes of Silverlakes I	1,875	7.750%	07/01/15	30
Grassland Crossing	5,058	7.870%	12/01/16	2,601
Mableton Crossing	3,611	6.850%	08/15/18	1,869
Sheridan Plaza	64,876	6.250%	10/10/18	54,754
BridgeMill	8,608	7.940%	05/05/21	3,761
Westport Plaza	4,456	7.490%	08/24/23	1,221
Chastain Square	3,365	6.500%	02/28/24	58

Daniel Village	3,679	6.500%	02/28/24	63
Douglas Commons	4,383	6.500%	02/28/24	75
Fairview Oaks	4,148	6.500%	02/28/24	71
Madison Centre	3,365	6.500%	02/28/24	58
Paulding Commons	5,714	6.500%	02/28/24	97
Siegen Village	3,718	6.500%	02/28/24	63
Wesley Chapel Crossing	2,935	6.500%	02/28/24	50
Webster Plaza	7,826	8.070%	08/15/24	2,793
Total mortgage debt (48 loans outstanding)	$371,077	7.220%	4.96	$282,046

(1)	The rate in effect on December 31, 2008.

The weighted average interest rate of the mortgage notes payable at December 31, 2008 and 2007 was 7.22% and 7.42%, respectively, excluding the effects of the premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $63.9 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents, we will, if required, prepay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our other lines of credit or other sources of financing.  Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated.  Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

Our outstanding unsecured senior notes at December 31, 2008 consist of the following:

Unsecured senior notes payable	Balance at December 31, 2008	Rate (1)	Maturity date	Balance Due at Maturity
	(in thousands)			(in thousands)

3.875% senior notes (2)	$176,185	3.875%	04/15/09	$176,185
Fair value of $100MM fixed-to-floating interest rate swap	949	6-month Libor + 0.4375%	04/15/09	949
7.84% senior notes	10,000	7.840%	01/23/12	10,000
5.375% senior notes	117,000	5.375%	10/15/15	117,000
6.00% senior notes	106,500	6.000%	09/15/16	106,500
6.25% senior notes	115,000	6.250%	01/15/17	115,000
6.00% senior notes	132,279	6.000%	09/15/17	132,279

Total unsecured senior notes payable	$657,913	5.660%	6.53	$657,913
		(wtd-avg interest rate)	(wtd-avg maturity)

(1)	The rate in effect on December 31, 2008.

(2)
$100.0 million of the outstanding balance has been swapped to a floating interest rate based on the six-month LIBOR in arrears, plus 0.4375%.  The indicated rate and weighted average rate for the unsecured senior notes do not reflect this interest rate swap.

The weighted average interest rate of the unsecured senior notes at December 31, 2008 and December 31, 2007 was 5.66% and 5.67%, respectively, excluding the effects of the interest rate swap and net premium adjustment.  In April 2007, we completed a private placement of $150.0 million senior unsecured notes that mature on September 15, 2017.  Interest is due semi-annually on March 15 and September 15 of each year, with the first payment paid on September 15, 2007.  The notes were issued at a discount of $151,500 that is being amortized as interest expense over the life of the notes.  On December 5, 2007, we completed an exchange offer of registered notes for the private placement notes.

The indentures under which our unsecured senior notes were issued have several covenants which limit our ability to incur debt, require us to maintain an unencumbered assets ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with, any other entity. These notes have also been guaranteed by most of our subsidiaries.

On March 24, 2004, concurrently with the issuance of the $200.0 million 3.875% senior unsecured notes, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $949,000 as of December 31, 2008.  This swap converted fixed rate debt to variable rate based on the six-month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

The following table provides a summary of our unsecured revolving lines of credit balances at December 31, 2008:

Revolving credit facilities	Balance at December 31, 2008	Rate (1)	Maturity date	Balance Due at Maturity
	(in thousands)			(in thousands)

$227MM Wells Fargo Unsecured	$35,500	2.068%	10/17/11	$35,500
$15MM City National Bank Unsecured	-	N/A	10/11/09	-
Total revolving credit facilities	$35,500			$35,500

(1)  The rate in effect on December 31, 2008, which is the weighted average interest rate on the outstanding Wells Fargo balance.

On October 17, 2008, we amended and restated our credit agreements with a syndicate of banks to provide for a $227.0 million unsecured revolving credit facility that replaced our existing facility that would have expired in January 2009.  The amended facility bears interest at our option at (i) applicable LIBOR plus 1.00% to 1.70%, depending on the credit ratings of our senior unsecured notes, or (ii) daily LIBOR plus 3.00%.  The amended facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $35.0 million swing line facility for short term borrowings and a $20.0 million letter of credit commitment.   Subject to the terms and conditions in the amended credit agreement the total commitments under the facility may be increased up to a total of $400.0 million.  The amended facility expires on October 17, 2011, with a one year extension option.  In addition, the amended facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, fixed charge coverage ratios, unencumbered properties, permitted investments and others. If a default under the facility exists, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends.

We also have a $15.0 million unsecured credit facility with City National Bank of Florida, on which there was no outstanding balance as of December 31, 2008 and December 31, 2007.  This facility also provides collateral for $527,000  in outstanding letters of credit.  In addition, we also have a $55,000 outstanding secured letter of credit with Bank of America.

As of December 31, 2008, the aggregate availability under the both credit facilities was approximately $193.7 million, net of outstanding balances and letters of credit and subject to covenants provided therein.

We may not have sufficient funds on hand to repay balloon amounts on our indebtedness at maturity. Therefore, we plan to refinance such indebtedness either through additional mortgage financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings, if available, or through the availability of our credit lines.  Our results of operations could be affected if the cost of new debt is greater or lesser than the cost of the maturing debt.  If new financing is not available, we could be required to sell assets and our business could be adversely affected. Refer to our risk factors with the caption “ Credit markets may affect our ability to refinance maturing debt at a reasonable cost” for additional risks related to liquidity.

Equity.  For the year ended December 31, 2008, we issued 711,250 shares of our common stock pursuant to the exercise of stock options at prices ranging from $16.61 to $24.45 per share.  No shares were purchased from the Dividend Reinvestment and Stock Purchase Plan which was suspended in March 2006, with approximately 5.4 million shares still available for sale.

On September 24, 2008, we entered into an underwriting agreement with several underwriters with respect to the issue and sale of 2,200,000 shares of our common stock in an underwritten public offering.  The shares were offered to the public at $21.47 per share. The issuance of the shares was registered under the Securities Act of 1933 pursuant to our shelf registration statement.

Contemporaneous with the execution of the underwriting agreement, we entered into a common stock purchase agreement with an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the chairman of our board of directors. Under the purchase agreement, Gazit’s affiliate agreed to purchase 440,000 shares of our common stock at the public offering price in a private placement. In connection with the purchase agreement, we also executed a registration rights agreement granting the investor customary demand and “piggy-back” registration rights.

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

Distributions.  We believe that we currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders.  As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT. Our cash distributions for the year ended December 31, 2008 were $89.6 million.

Off-Balance-Sheet Arrangements

From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures. As of December 31, 2008 we had two unconsolidated joint ventures.

On February 22, 2008, we formed a joint venture with Global Retail Investors, LLC., an entity formed by an affiliate of First Washington Realty, Inc. and the State of California Public Employees’ Retirement System.  We have a 10% ownership interest in this joint venture.  On April 1, 2008, the joint venture agreement was amended and restated in connection with the our sale of seven income producing properties and one outparcel to the joint venture. The aggregate gross sales price of the seven assets was $176.8 million and the assets were sold in two tranches during the quarter ended June 30, 2008.  The properties had a net book value of $152.6 million and we recognized a total gain on sale of approximately $18.5 million, which is net of approximately $2.4 million of costs incurred in connection with the defeasance of existing mortgage debt paid for by the purchaser.  At the closings, $9.3 million of the sale proceeds were contributed by us to the joint venture as our investment in the joint venture.  On November 13, 2008, we sold an additional two properties to the joint venture which had a net book value of $21.9 million, and we recognized a total gain on sale of approximately $3.2 million.  At the closings, $1.2 million of the sale proceeds were contributed by us to the joint venture as our investment in the joint venture.

On April 29, 2008, we entered into a joint venture with an affiliate of DRA Advisors, LLC, or DRA, to invest in value-added acquisition opportunities.  The joint venture is 80% owned by the affiliate of DRA and 20% owned by us.  During 2008, the DRA joint venture completed the acquisition of a portfolio of three properties comprising one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA.  As part of this acquisition, we contributed $3.2 million to the venture.  Our capital contribution represents our pro-rata portion of the net purchase price, after the assumption by the DRA joint venture of existing mortgage indebtedness. We have agreed to manage all three of the properties and will act as leasing agent for the two retail properties acquired by the joint venture.

In addition, following the end of the year, we entered into a Stock Exchange Agreement pursuant to which we acquired approximately 1.2 million ordinary shares of DIM Vastgoed N.V., or DIM.  Under this agreement, we issued 866,373 shares of our common stock as payment for these initial shares and obtained voting rights with respect to an additional 766,573 ordinary shares of DIM, which we have agreed to buy, subject to the satisfaction of certain conditions, on or before January 1, 2011 for additional shares of our stock or cash. As a result of the initial exchange and the voting rights agreement, we have voting control over approximately 74.6% of DIM’s outstanding ordinary shares, including the approximately 4.0 million DIM shares we owned prior to year-end and excluding treasury shares. Based on our current assumption that we will demostrate control over DIM as of the first quarter of 2009, we anticipate consolidating the financial results and balance sheet of DIM into our financial statements at such time.

We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable-interest entity, as defined in Financial Interpretation No. 46, Consolidation of Variable Interest Entities.

Letters of Credit:  As of December 31, 2008, we have pledged letters of credit for $12.9 million as additional security for certain property matters.  Substantially all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments:  As of December 31, 2008, we have entered into construction commitments and have outstanding obligations to fund $2.2 million, based on current plans and estimates, in order to complete current development and redevelopment projects.  These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities.

Operating Lease Obligations:  Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $40,000.  Additionally, we have operating lease agreements for office space for which we have an annual obligation of approximately $425,000.

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

Inflation and Recession Considerations

Most of our leases contain provisions designed to partially mitigate any adverse impact of inflation.  Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.  A small number of our leases also include clauses enabling us to receive percentage rents based on a tenant’s gross sales above predetermined levels, which sales generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices.

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

As of December 31, 2008, we had approximately $135.5 million of outstanding floating rate debt (excluding our interest rate swap), including $100.0 million of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements.  We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2008, in relation to our $1.1 billion of outstanding debt, $2.0 billion of total assets and $2.4 billion total market capitalization as of that date.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.4 million.  If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.4 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $135.5 million (including the $100.0 million of fixed rate debt converted to floating rate debt through the use of hedging agreements), the balance as of December 31, 2008.

The fair value of our fixed-rate debt is $781.4 million, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable (excluding the unamortized premium and the $100.0 million of fixed-rate debt converted to floating-rate debt through maturity).  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $32.8 million.  Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $35.0 million.  This assumes that our total outstanding fixed-rate debt remains at $781.4 million, the balance as of December 31, 2008.

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

During 2004, concurrent with the issuance of $200.0 million unsecured senior notes, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $949,000 as of December 31, 2008. This swap converted fixed rate debt to variable rate based on the six-month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

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

Other Market Risks

As of December 31, 2008, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

In making this determination and for purposes of the Securities and Exchange Commission's market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2008 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts as of December 31, 2008, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008, the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

The report of our management regarding internal control over financial reporting is set forth on page F-1 of this Annual Report on Form 10-K under the caption “Management Report on Internal Control over Financial Reporting” and incorporated herein by reference.

Attestation Report of Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth in page F-2 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2008

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,110,568	$23.09	3,375,383
Equity compensation plans not approved by security holders	364,660	$24.70	-
Total	2,475,228	$23.32	3,375,383

The other information required by this item is incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial information is included as a separate section of this Form 10-K:

1.	Financial Statements:
Page
	Management Report on Internal Control Over Financial Reporting	F-1

	Report of Independent Registered Public Accounting Firm	F-2

	Report of Independent Registered Public Accounting Firm	F-3

	Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4

	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-5

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	F-6

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	F-7

	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-8 - F-9

	Notes to the Consolidated Financial Statements	F-10

2.	Financial statement schedules required to be filed

	Schedule III - Real Estate Investments and Accumulated Depreciation	S-1 – S-4

	Schedule IV – Mortgage Loans on Real Estate	S-5

Schedules I and V are not required to be filed.

(b)	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.

EXHIBIT NO.	DESCRIPTION

3.1	Composite Charter of the Company (Exhibit 3.1) (1)
3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2) (2)
4.1	Indenture dated November 9, 1995 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4(c)) (3)
4.2	Intentionally Omitted
4.3	Intentionally Omitted
4.4	Supplemental Indenture No. 3, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (6)
4.5	Supplemental Indenture No. 4, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (7)
4.6	Supplemental Indenture No. 5, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (8)
4.7	Supplemental Indenture No. 6, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (9)
4.8	Supplemental Indenture No. 7, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (10)
4.9	Indenture, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (6)
4.10	Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (6)

EXHIBIT NO.	DESCRIPTION
4.11	Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (7)
4.12	Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (8)
4.13	Supplemental Indenture No. 4, dated March 26, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (11)
4.14	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (9)
4.15	Supplemental Indenture No. 6 dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2)(10)
4.16	Supplemental Indenture No. 7 dated September 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1)(12)
4.17	Supplemental Indenture No. 8 dated December 30, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.17) (13)
4.18	Supplemental Indenture No. 9 dated March 10, 2006 between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (14)
4.19	Supplemental Indenture No. 10 dated August 18, 2006 between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (15)
4.20	Supplemental Indenture No. 11 dated April 18, 2007, between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (27)
10.1	Form of Indemnification Agreement (Exhibit 10.1)(16)
10.2	1995 Stock Option Plan, as amended (17)*
10.3	Amended and Restated 2000 Executive Incentive Plan (Annex A) (32)*
10.4	Form of Stock Option Agreement for stock options awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.3) (19)*
10.5	Form of Restricted Stock Agreement for restricted stock awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.4) (19)*
10.6	IRT 1989 Stock Option Plan, assumed by the Company (20)*
10.7	IRT 1998 Long-Term Incentive Plan, assumed by the Company (21)*
10.8	2004 Employee Stock Purchase Plan (Annex B) (18)*
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

10.16	Third Amendment to Stockholders Agreement, dated May 23, 2003, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (9)
10.17	Chairman Compensation Agreement effective as of January 1, 2007 between the Company and Chaim Katzman (Exhibit 10.1) (26)*
10.18	First Amended and Restated Employment Agreement effective as of September 15, 2006 between the Company and Jeffrey S. Olson (Exhibit 10.2) (26)*
10.19	Employment Agreement effective as of November 15, 2006 between the Company and Gregory R. Andrews (Exhibit 10.3) (26)*

EXHIBIT NO.	DESCRIPTION
10.20	Employment Agreement, effective as of March 14, 2008 between the Company and Thomas Caputo (Exhibit 10.1) (33)*
10.21	Fourth Amendment to Stockholders Agreement, dated June 23, 2004, among the Company, Alony-Hetz Properties & Investments, Ltd., Gazit-Globe, Ltd., MGN (USA), Inc. and Gazit (1995), Inc.
10.22	Registration Rights Agreement, dated October 28, 2002, between the Company and certain Purchasers (Exhibit 99.3) (28)
10.23
Second Amended and Restated Credit Agreement, dated as of October 17, 2008, among the Company, each of the financial institutions initially a signatory thereto, SunTrust Bank, as Syndication Agent, Bank of America, N.A. and PNC Bank National Association, as Co-Documentation Agents, and Wells Fargo Bank, National Association as contractual representative of the Lenders to the extent and manner provided in Article XII and as Sole Lead Arranger. (Exhibit 10.1) (29)

10.24	Clarification Agreement and Protocol, dated as of January 1, 2004, among the Company and Gazit-Globe (1982), Ltd. (Exhibit 10.2) (30)
10.25	Equity One, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit 10.1) (31)*
10.26	Employment Agreement effective as of July 30, 2007 between the Company and Thomas McDonough (Exhibit 10.2) (34)
10.27	Employment Agreement effective as of January 2, 2007 between the Company and Arthur L. Gallagher (Exhibit 10.1) (34)
10.28	Registration Rights Agreement made as of September 23, 2008 by and among the Company and MGN America LLC (Exhibit 10.2) (35)
10.29	Common Stock Purchase Agreement made as of September 23, 2008 by and between the Company and MGN America, LLC (Exhibit 10.14) (35)
10.30	Senior Officers Voluntary Salary Reduction Letter effective as of February 6, 2009 (Exhibit 10.1) (36)*
12.1	Ratios of Earnings to Fixed Charges
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
*Identifies employee agreements, management contracts, compensatory plans or other arrangements.

(1)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2003, and incorporated by reference herein.
(3)	Previously filed by IRT Property Company as an exhibit to IRT’s Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated by reference herein.
(4)	Intentionally Omitted.
(5)	Intentionally Omitted.
(6)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.
(7)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.
(9)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, and incorporated by reference herein.
(10)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and incorporated by reference herein.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 31, 2004, and incorporated by reference herein.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 20, 2005, and incorporated by reference herein.
(13)	Previously filed as an exhibit to our Annual Report on Form 10-K on March 3, 2006, and incorporated by reference herein.

(14)	Previously filed as an exhibit to our Current Report on Form 8-K on March 13, 2006, and incorporated by reference herein.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2006, and incorporated by reference herein.
(16)	Previously filed as an exhibit to our Annual Report on Form 10-K on March 16, 2005, and incorporated by reference herein.
(17)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 30, 1999, and incorporated herein by reference.
(18)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 21, 2004, and incorporated herein by reference.
(19)	Previously filed with our Current Report on Form 8-K filed on February 18, 2005, and incorporated by reference herein.
(20)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 22, 1989, and incorporated herein by reference.
(21)	Previously filed by IRT Property Company with IRT’s definitive Proxy Statement for the Annual Meeting of Stockholders held on May 22, 1998, and incorporated herein by reference.
(22)	Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated herein by reference.
(23)	Previously filed as Appendix A to our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001 and incorporated herein by reference.
(24)	Previously filed with our Annual Report Form 10-K/A filed on March 18, 2002, and incorporated herein by reference.
(25)	Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2002, and incorporated by reference herein.
(26)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q on November 9, 2006, and incorporated by reference herein.
(27)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 20, 2007, and incorporated by reference herein.
(28)	Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.
(29)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2008, and incorporated by reference herein.
(30)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2004, and incorporated by reference herein.
(31)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 7, 2005, and incorporated by reference herein.
(32)	Previously filed as Annex A to our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 4, 2007 and incorporated herein by reference
(33)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 18, 2008, and incorporated by reference herein.
(34)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 5, 2008, and incorporated by reference herein.
(35)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 29, 2008, and incorporated by reference herein.
(36)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2009, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2009	EQUITY ONE, INC.

By:/s/ Jeffrey S. Olson
Jeffrey S. Olson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey S. Olson	Chief Executive Officer and Director	February 28, 2009
Jeffrey S. Olson	(Principal Executive Officer)

/s/ Gregory R. Andrews	Executive Vice President and	February 28, 2009
Gregory R. Andrews	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Chaim Katzman	Chairman of the Board	February 28, 2009
Chaim Katzman

/s/ Noam Ben-Ozer	Director	February 28, 2009
Noam Ben-Ozer

	Director	February 28, 2009
James S. Cassel

/s/ Cynthia Cohen	Director	February 28, 2009
Cynthia Cohen

/s/ Neil Flanzraich	Director	February 28, 2009
Neil Flanzraich

/s/ Nathan Hetz	Director	February 28, 2009
Nathan Hetz

/s/ Peter Linneman	Director	February 28, 2009
Peter Linneman

/s/ Dori J. Segal	Director	February 28, 2009
Dori J. Segal

EQUITY ONE, INC. AND SUBSIDIARIES

Management Report on Internal Control over Financial Reporting

The management of Equity One, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting, which requires the use of certain estimates and judgments, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting.  This report appears on the following page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Equity One, Inc.

We have audited Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity One, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Equity One, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of Equity One, Inc. and subsidiaries and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
February 27, 2009
Miami, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Equity One, Inc.

We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity One, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method at the beginning of fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
February 27, 2009
Miami, Florida

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands)

	December 31, 2008	December 31, 2007
ASSETS
Properties:
Income producing	$1,900,513	$2,047,993
Less: accumulated depreciation	(196,151)	(172,651)
Income-producing properties, net	1,704,362	1,875,342

Construction in progress and land held for development	74,371	81,574
Properties held for sale	-	323
Properties, net	1,778,733	1,957,239

Cash and cash equivalents	5,355	1,313
Cash held in escrow	-	54,460
Accounts and other receivables, net	12,209	14,148
Investment and advances in unconsolidated joint ventures	11,745	-
Securities	160,585	72,299
Goodwill	11,845	12,496
Other assets	55,791	62,429
TOTAL ASSETS	$2,036,263	$2,174,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes Payable
Mortgage notes payable	$371,077	$397,112
Unsecured revolving credit facilities	35,500	37,000
Unsecured senior notes payable	657,913	744,685
	1,064,490	1,178,797
Unamortized/unaccreted discount/premium on notes payable	5,225	10,042
Total notes payable	1,069,715	1,188,839

Other liabilities
Accounts payable and accrued expenses	27,778	30,499
Tenant security deposits	8,908	9,685
Other liabilities	19,375	28,440
Total liabilities	1,125,776	1,257,463
Minority interest	989	989

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value – 100,000 shares authorized, 76,198 and 73,300 shares issued and outstanding for 2008 and 2007, respectively	762	733
Additional paid-in capital	967,514	906,174
(Distributions in excess of earnings) / retained earnings	(36,617)	17,987
Accumulated other comprehensive loss	(22,161)	(8,962)
Total stockholders’ equity	909,498	915,932
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,036,263	$2,174,384

See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(In thousands, except per share amounts)

	2008	2007	2006
REVENUE:
Minimum rent	$183,412	$189,422	$171,834
Expense recoveries	51,927	53,324	49,004
Percentage rent	1,901	2,200	2,032
Management and leasing services	1,789	1,163	2,067
Total revenue	239,029	246,109	224,937
COSTS AND EXPENSES:
Property operating	64,384	62,755	59,391
Rental property depreciation and amortization	45,527	45,989	40,206
General and administrative	31,957	28,200	31,905
Total costs and expenses	141,868	136,944	131,502

INCOME BEFORE OTHER INCOME AND EXPENSE, MINORITY INTEREST AND DISCONTINUED OPERATIONS	97,161	109,165	93,435

OTHER INCOME AND EXPENSE:
Investment income	10,332	7,321	7,479
Equity in income in unconsolidated joint ventures	108	-	1,853
Other income	967	310	303
Interest expense	(60,851)	(66,520)	(53,732)
Amortization of deferred financing fees	(1,629)	(1,678)	(1,484)
Loss on sale of fixed assets	-	(283)	-
Gain on sale of real estate	21,542	2,018	2,545
Gain on extinguishment of debt	6,473	-	251
Impairment loss	(37,543)	(430)	-
INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND DISCONTINUED OPERATIONS	36,560	49,903	50,650
(Provision) benefit for income taxes	(1,015)	272	-
Minority Interest	(112)	(112)	(206)
INCOME FROM CONTINUING OPERATIONS	35,433	50,063	50,444

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold	132	(82)	6,951
(Loss) gain on disposal of income-producing properties	(557)	19,404	119,560
(Loss) income from discontinued operations	(425)	19,322	126,511
NET INCOME	$35,008	$69,385	$176,955

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
Continuing operations	$0.48	$0.68	$0.68
Discontinued operations	(0.01)	0.27	1.72
	$0.47	$0.95	$2.40
Number of Shares Used in Computing Basic Earnings per Share	74,075	73,091	73,598

EARNINGS (LOSS) PER COMMON SHARE - DILUTED:
Continuing operations	$0.48	$0.68	$0.68
Discontinued operations	(0.01)	0.27	1.70
	$0.47	$0.95	$2.38
	74,222	73,362	74,324
Number of Shares Used in Computing Diluted Earnings per Share

See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006

NET INCOME	$35,008	$69,385	$176,955
OTHER COMPREHENSIVE INCOME:
Net unrealized holding (loss) gain on securities available for sale	(36,562)	(1,386)	(9,780)
Reclassification adjustment for other than temporary impairment loss on securities available for sale	23,174	-	-
Changes in fair value of cash flow hedges	-	75	(2,574)
Reclassification adjustment for gain on the sale of securities and cash flow hedges included in net income	15	2,322	29
Net realized gain (loss) of interest rate contracts included in net income	102	(2,498)	1,543
Net amortization of interest rate contracts	72	23	(120)
Other comprehensive income adjustment	(13,199)	(1,464)	(10,902)

COMPREHENSIVE INCOME	$21,809	$67,921	$166,053

See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the years ended December 31, 2008, 2007 and 2006
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unamortized Restricted Stock Compensation	Notes Receivable from the Issuance of Common Stock	Total Stockholders' Equity
BALANCE, JANUARY 1, 2006	$754	$955,378	$22,950	$3,404	$(9,692)	$(65)	$972,729
Cumulative effect of change in accounting principle	(5)	(5,188)	-	-	9,692	-	4,499
Issuance of common stock	9	8,074	-	-	-	-	8,083
Stock issuance cost	-	(69)	-	-	-	-	(69)
Repurchase of common stock	(30)	(69,073)	-	-	-	-	(69,103)
Share-based compensation expense	-	6,125	-	-	-	-	6,125

Repayments of notes receivable from issuance of common stock	-	-	-	-	-	65	65
Net income	-	-	176,955	-	-	-	176,955
Dividends declared	-	-	(162,704)	-	-	-	(162,704)
Other comprehensive income adjustment	-	-	-	(10,902)	-		(10,902)

BALANCE, DECEMBER 31, 2006	728	895,247	37,201	(7,498)	-	-	925,678
Issuance of common stock	5	3,877	-	-	-	-	3,882
Share-based compensation expense	-	7,050	-	-	-	-	7,050
Net income	-	-	69,385	-	-	-	69,385
Dividends declared	-	-	(88,599)	-	-	-	(88,599)
Other comprehensive income adjustment	-	-	-	(1,464)	-	-	(1,464)

BALANCE, DECEMBER 31, 2007	733	906,174	17,987	(8,962)	-	-	915,932
Issuance of common stock	29	57,073	-	-	-	-	57,102
Stock issuance cost	-	(2,161)	-	-	-	-	(2,161)
Share-based compensation expense	-	6,428	-	-	-	-	6,428
Net income	-	-	35,008	-	-	-	35,008
Dividends declared	-	-	(89,612)	-	-	-	(89,612)
Other comprehensive income adjustment	-	-	-	(13,199)	-	-	(13,199)
BALANCE, DECEMBER 31, 2008	$762	$967,514	$(36,617)	$(22,161)	$-	$-	$909,498
See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$35,008	$69,385	$176,955
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(829)	(1,582)	(4,066)
Amortization/accretion of above (below) market lease intangibles	(3,708)	(4,586)	(2,612)
Change in deferred income taxes	1,045
Provision for losses on accounts receivable	2,214	1,559	742
Accretion of discount on available-for-sale securities	(413)
Amortization of premium on notes payable	(1,900)	(2,102)	(5,864)
Amortization of deferred financing fees	1,629	1,684	1,503
Rental property depreciation and amortization	46,406	47,514	44,791
Share-based payments	6,428	7,050	6,125
Amortization of derivatives	(29)	23	(120)
Gain on disposal of real estate and income-producing properties	(20,985)	(21,423)	(122,105)
Impairment loss	37,543	3,360	-
Gain on extinguishment of debt	(6,473)	491	-
Loss on sale of fixed assets	-	283	-
Gain on sale of securities	-	(325)	(282)
Equity in income of unconsolidated joint ventures	(108)	-	(1,853)
Operating distributions from unconsolidated joint ventures	169	-	1,373
Minority interest	112	112	206
Changes in assets and liabilities:
Accounts and other receivables	(264)	3,262	(1,988)
Other assets	1,395	8,465	1,807
Accounts payable and accrued expenses	(7,128)	(2,191)	2,946
Tenant security deposits	(777)	63	60
Other liabilities	(2,704)	(4,026)	(2,975)
Net cash provided by operating activities	86,631	107,016	94,643
	-
INVESTING ACTIVITIES:
Additions to and purchases of rental property	$(9,714)	$(107,587)	$(186,006)
Land held for development	(87)	(2,651)	(45,784)
Additions to construction in progress	(30,447)	(15,212)	(47,429)
Proceeds from disposal of rental properties	191,905	71,273	411,090
Increase in cash held in escrow	54,460	(52,913)	(1,547)
Investments in joint ventures	(17,178)
Advances to joint ventures	(265)
Distributions of capital from joint ventures	2,966
Increase in deferred leasing costs	(5,936)	(3,884)	(6,163)
Additions to notes receivable	(3)	(14)	(33)
Proceeds from repayment of notes receivable	22	4,745	5,735
Proceeds from sale of securities	250	2,822	12,852
Purchase of securities	(134,667)	(1,181)	(29,837)
Distributions from (to) unconsolidated joint ventures from sale of property	-	-	1,935
Net cash provided by (used in) investing activities	51,306	(104,602)	114,813

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(78,316)	$(22,270)	$(88,880)
Borrowings under mortgage notes	65,000	-	-
Net repayments under revolving credit facilities	(1,500)	(39,500)	(16,665)
Proceeds from senior debt offerings	-	148,874	246,868
Repayment of senior debt	(81,518)	-	(125,000)
Cash paid for settlement of interest rate contracts	-	(2,498)	-
Change in deferred financing costs	(2,779)	(878)	(1,947)
Proceeds from issuance of common stock	57,102	3,882	8,083
Repayment of notes receivable from issuance of common stock	-	-	65
Stock issuance costs	(2,161)	-	(69)
Repurchase of common stock	-	-	(69,103)
Cash dividends paid to stockholders	(89,611)	(88,599)	(162,704)
Distributions to minority interest	(112)	(112)	(206)
Net cash used in financing activities	(133,895)	(1,101)	(209,558)

Net increase in cash and cash equivalents	4,042	1,313	(102)
Cash and cash equivalents at beginning of the year	1,313	-	102
Cash and cash equivalents at end of the year	$5,355	$1,313	$-

EQUITY ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(In thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $2.9 million, $3.2 million and $5.8 million in 2008, 2007 and 2006, respectively)	$65,413	$66,386	$57,684
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding loss on securities	$(36,562)	$(1,386)	$(9,753)
Change in cash flow hedges	$-	$75	$(2,574)

The Company acquired and assumed mortgages on the acquisition of certain rental properties:
Fair value of rental property	$-	$69,069	$58,551
Assumption of mortgage notes payable	-	(27,740)	(33,602)
Fair value adjustment of mortgage notes payable	-	(1,974)	(1,863)
Cash paid for rental property	$-	$39,355	$23,086
The Company issued senior unsecured notes:
Face value of notes		$150,000	$250,000
Underwriting Costs	-	(975)	(1,624)
Discount	-	(151)	(1,508)
Cash received	$-	$148,874	$246,868

(Concluded)

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.	Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by leading supermarkets, drug stores or discount retail store chains. As of December 31, 2008, our property portfolio comprises 160 properties, including 146 shopping centers consisting of approximately 16.0 million square feet of gross leasable area (“GLA”), four development/redevelopment properties, six non-retail properties and four parcels of land. As of December 31, 2008, our core portfolio was 92.1% leased and included national, regional and local tenants.

We currently own a 10% interest in GRI-EQY I, LLC (“GRI Venture”), which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA as of December 31, 2008.  The GRI Venture’s properties were 97.3% leased at December 31, 2008.  Additionally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC (“DRA Venture”) which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of December 31, 2008.  The DRA Venture’s properties were 67.6% leased at December 31, 2008.

Basis of Presentation

The consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those partnerships where it has financial and operating control.  Equity One, Inc. and its subsidiaries are hereinafter referred to as the “consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation.  Certain prior-period data have been reclassified to conform to the current period presentation.

2.	Summary of Significant Accounting Policies

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

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	30-40 years
Buildings and Land Improvements	5-40 years
Tenant improvements	Lesser of minimum lease term or economic useful life
Furniture and Equipment	5-7 years

Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred.  Significant renovations and improvements that improve or extend the useful lives of assets are capitalized.  The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

Cash and Cash Equivalents

We consider liquid investments with a purchase date life to maturity of three months or less to be cash equivalents.

Cash Held in Escrow

Cash held in escrow represents the cash proceeds of property sales that were held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code.

Accounts Receivable

Accounts receivable includes amounts billed to tenants and accrued expense recoveries due from tenants.  We make estimates of the un-collectability of our accounts receivable related to base rents, straight-line rent balances, expense reimbursements and other revenues.  We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.  Our reported net income is directly affected by management’s estimate of the collectability of accounts receivable.

The allowance for doubtful accounts was approximately $3.1 million and $2.2 million at December 31, 2008 and December 31, 2007, respectively.

Long-lived Assets

We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in business conditions, or cash flows associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs. At December 31, 2008, we reviewed the operating properties and construction in progress for impairment on a property-by-property and project-by-project basis in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), as we determined the current economic conditions to be a general indicator of impairment.

Each property was assessed individually and as a result, the assumptions used to derive future cash flows varied by property or project. These key assumptions are dependent on property-specific conditions and are inherently uncertain. The factors that may influence the assumptions include:

•	historical project performance, including current occupancy, projected capitalization rates and net operating income;

•	competitors’ presence and their actions;

•	properly specific attributes such as location desirability, anchor tenants and demographics;

•	current local market economic and demographic conditions; and

•	future expected capital expenditures and the timing before net operating income is stabilized.

After considering these factors, we project future cash flows for each property based on management’s intention for the respective properties (hold period) and, if appropriate, an assumed sale at the final year of the hold period using a projected capitalization rate.  If the resulting carrying amount of the project exceeds the estimated undiscounted cash flows (including the projected sale using a capitalization rate) from the property, an impairment charge would be recognized to reduce the carrying value of the project to its fair value. Fair value would be determined by applying a risk adjusted discount rate to the future estimated cash flows for each project.

Properties Held for Sale

Under SFAS 144, the definition of a component of an entity, assuming no significant continuing involvement, requires that income producing properties that are sold or classified as held for sale be accounted for as discontinued operations.  Accordingly, the results of operations of income producing properties disposed of or classified as held for sale for which we have no significant continuing involvement are reflected as discontinued operations. Given the nature of real estate sales contracts, it is customary for such contracts to allow potential buyers a period of time to evaluate the property prior to becoming committed to its acquisition.  In addition, certain conditions to the closing of a sale, such as financing contingencies,  often remain following the completion of the buyer’s due diligence review.  As a result, properties under contract may not close within the expected time period, or may not close at all.  However, notwithstanding these conditions, if we determine that the property meets the criteria of SFAS 144 and is likely to close within the time requirements, we typically classify a property as “discontinued operations” following completion of the buyer’s due diligence review.  Otherwise, if we are unable to make such a determination, we do not classify a property as “discontinued operations” until all buyer contingencies are removed or it is sold.

Construction in Progress and Land Held for Development

Properties also include construction in progress and land held for development.  These properties are carried at cost and no depreciation is recorded.  Properties undergoing significant renovations and improvements are considered under development.  All direct and indirect costs related to development activities are capitalized into construction in progress and land held for development on our consolidated balance sheets.  Costs incurred include predevelopment expenditures directly related to a specific project including development and construction costs, interest, insurance and real estate tax expense.  Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property.  The capitalization of such expenses ceases when the property is ready for its intended use and has reached stabilization but no later than one-year from substantial completion of construction activity.  If we determine that a project is no longer viable, all predevelopment project costs are immediately expensed.  Similar costs related to properties not under development are expensed as incurred.

Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to the actual costs incurred.  Total interest capitalized to construction in progress and land held for development was $2.9 million, $3.2 million, and $5.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Investments In Unconsolidated Joint Ventures

We analyze our joint ventures under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51 (“ARB No. 51”), as well as Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5") and the American Institute of Certified Public Accountants (AICPA) Statement of Position 78-9, Accounting for Investments in Real Estate Ventures ("SOP 78-9") in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”) in accordance with FIN 46R, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity.

We use the equity method of accounting for investments in unconsolidated joint ventures when we own more than 20% but less than 50% of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

Securities

Our investments in securities are classified as available-for-sale and recorded at fair value based on current market prices.  Changes in the fair value of the securities investments are included in accumulated other comprehensive income, except other-than-temporary decreases in fair value, which are recognized immediately as a change to earnings.  We evaluate our investments in available-for-sale securities, such as our investment in DIM and our other debt and equity securities, for other-than-temporary declines each reporting period in accordance with Financial Accounting Standard  115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”), FASB Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), and Securities and Exchange Commission Staff Accounting Bulletin 103, Update of Codification of Staff Accounting Bulletins, (“SAB 103”).  We performed this impairment review with respect to our investments for the year ended December 31, 2008, and recorded impairment during that period in the aggregate amount of $33.2 million.  We considered the following quantitative and qualitative factors to determine if an impairment adjustment was needed:

•	our intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value;

•	the financial and operational condition of the company underlying the security;

•	market and economic conditions that might affect the investments’ prospects;

•	the extent to which fair value is below our cost basis and the period of time over which the decline has existed; and

•	various other factors that could be indicators of the recoverability of the investment.

For expanded detail on the qualitative factors considered in the 2008 impairment review, refer to Note 8, Impairment Loss.

Goodwill

Goodwill reflects the excess of cost over the fair value of net assets acquired in various business acquisitions.  We adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002.

We are required to perform annual, or more frequently in certain circumstances, impairment tests of our goodwill.  We have elected to test for goodwill impairment in November of each year.  The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation.  The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill.  If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill.  The determination of each reporting unit’s (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities.  Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.  For the year ended December 31, 2008, we recorded $531,700 of goodwill impairment.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill, which totaled approximately $11.8 million at December 31, 2008.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenants, or a materially negative change in our relationships with significant tenants.

Goodwill was included in the determination of the gain on disposal of real estate due to the disposition of certain properties. For the years ended December 31, 2008, 2007 and 2006, $112,000, $595,000 and $604,000, respectively, was included in the gains on sale for these periods.

For expanded detail on the qualitative factors considered in the 2008 impairment review, refer to Note 8, Impairment Loss.

Deferred Costs and Intangibles

Deferred costs, intangible assets included in other assets, and intangible liabilities included in other liabilities consist of loan origination fees, leasing costs and the value of intangible assets when a property was acquired.  Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan using the effective interest method.  Direct salaries, third-party fees and other costs incurred by us to originate a lease are capitalized and are being amortized against the respective leases using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs and above-market rents that were recorded in connection with the acquisition of the properties.  Intangible liabilities consist of below-market rents that are also recorded in connection with the acquisition of properties.  Both intangible assets and liabilities are amortized accreted using the straight-line method over the term of the related leases. When a lease is terminated early, any remaining unamortized balances under lease intangible assets or liabilities are expensed.

Deposits

Deposits included in other assets comprise funds held by various institutions for future payments of property taxes, insurance and improvements, utility and other service deposits.

Minority Interest

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of ours, entered into a limited partnership as a general partner.  An income-producing shopping center (“Walden Woods Village”) was contributed by its owners (the “Minority Partners”), and we contributed 93,656 shares of our common stock (the “Walden Woods Shares”) to the limited partnership at an agreed-upon price of $10.30 per share.  Based on this per share price and the net value of property contributed by the Minority Partners, the limited partners received 93,656 partnership units.  We have entered into a Redemption Agreement with the Minority Partners whereby the Minority Partners can request that we purchase either their limited partnership units or any shares of common stock that they may receive in exchange for their partnership units at a price of $10.30 per unit or per share at any time before January 1, 2014. Because of the Redemption Agreement, we consolidate the accounts of the partnership with our financial data.  We have also entered into a Conversion Agreement with the Minority Partners under which, following notice, the Minority Partners can convert their partnership units into Walden Woods Shares. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the Walden Woods Shares except to the extent of dividends.  Accordingly, a preference in earnings has been allocated to the Minority Partners to the extent of the dividends declared. The Walden Woods Shares are not considered outstanding in our consolidated financial statements and are excluded from the share count in the calculation of primary earnings per share.

We have controlling interests in two joint ventures that, together, own our Sunlake development project.  We have funded all of the acquisition costs, are required to fund any necessary development and operating costs, receive an 8% preferred return on our advances and are entitled to 60% of the profits thereafter.  The minority partners are not required to make contributions and, to date, have not contributed any capital.  One joint venture has commenced construction of its retail project and the other joint venture is evaluating the future development of the remaining land parcels.  No minority interest has been recorded as the venture has incurred operating losses after taking into account our preferred return.

Use of Derivative Financial Instruments

We account for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.  These accounting standards require us to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in our consolidated balance sheets as assets or liabilities, depending on our rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, are recognized in earnings in the current period.

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

The estimated fair value of our derivative financial instruments has been determined using available market information and appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value.

In 2006, we entered into an aggregate notional amount of $85.0 million of treasury locks.  The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments relating to an anticipated issuance of fixed-rate borrowings.  The treasury locks were terminated in connection with the issuance of $150.0 million of unsecured senior notes in April 2007.  The realized loss on these hedging relationships has been deferred in other comprehensive income and is being amortized against earnings over the term of the debt as an adjustment to interest expense.

On March 24, 2004, concurrently with the issuance of $200.0 million 3.875% senior unsecured notes, we entered into a $100.0 million notional principal variable interest rate swap with an estimated fair value of $949,000 as of December 31, 2008.  This swap converts fixed rate debt to variable rate based on the six-month LIBOR in arrears plus 0.4375%, and matures April 15, 2009.

Business Combinations

When we purchase real estate properties, we allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, Business Combinations (“SFAS 141”).  Our initial fair value purchase price allocations may be refined as final information regarding the fair value of the assets acquired and liabilities assumed becomes available, and would be limited to one year from the acquisition date. We allocate the purchase price of the acquired property to land, building, improvements and intangible assets.  The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above.  The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.  There are three categories of intangible assets to be considered:  (1) in-place leases; (2) above and below-market value of in-place leases; and (3) customer relationships.

The value of in-place leases is estimated based on the fair value of at-market in-place leases considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period and carrying costs associated with the lease-up period.  Intangible assets associated with at-market, in-place leases are amortized as additional lease expense over the remaining contractual lease term.

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

The results of operations of acquired properties are included in our financial statements as of the dates they are acquired.  The intangible assets and liabilites associated with property acquisitions are included in other assets and other liabilities in our consolidated balance sheets.  In the event that a tenant terminates its lease, all unamortized costs are written-off as a charge to depreciation expense.

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

Many of the lease agreements contain provisions that require the payment of additional rents based on the respective tenant’s sales volume (contingent or percentage rent) and substantially all contain provisions that require reimbursement of the tenant’s share of real estate taxes, insurance and common area maintenance costs, or CAM.  Revenue based on percentage of a tenant’s sales is recognized only after the tenant exceeds its sales breakpoint.  Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.

We recognize gains or losses on sales of real estate in accordance with SFAS No. 66 Accounting for Sales of Real Estate (“SFAS 66”).  Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing involvement with the property.  The sales of income producing properties where we do not have a continuing involvement are presented in the discontinued operations section of our consolidated statements of operations.

We are engaged by two joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective assets.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

Earnings Per Share

Earnings per share is accounted for in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations.  Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  We calculate the dilutive effect of share-based payment compensation arrangements using the treasury stock method.   This method assumes that the proceeds we receive from the exercise of stock options and non-vested stock are used to repurchase common shares in the market.  The adoption of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), requires that we include, as assumed proceeds, the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options and vesting of the restricted shares.

Income Taxes

We elect to be taxed as a REIT and believe that we qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain REIT status for federal income tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders as well as comply with certain other requirements as defined by the Code. Accordingly, we are not subject to federal corporate income tax to the extent that we distribute 100% of our REIT taxable income each year.

Although we may qualify for REIT status for federal income tax purposes, we may be subject to state income or franchise taxes in certain states in which some of our properties are located. In addition, taxable income from non-REIT activities managed through our taxable REIT subsidiaries (“TRS”) are subject to federal, state and local income taxes.

TRS income taxes are accounted for under the asset and liability method as required by SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We provide a valuation allowance for deferred tax assets that we do not anticipate will be realized.  Prior to 2008, our TRSs did not have significant tax provisions or net deferred income tax items.

In June 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 requires that all tax positions subject to SFAS No. 109, Accounting for Income Taxes,  be analyzed using a two-step approach.  The first step requires an entity to determine if a tax position would more likely than not be sustained upon examination.  In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement.  FIN 48 was effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.  The adoption of the standard did not have a material impact on our consolidated financial statements.

Share-Based Payment

Cumulative Effect of Change in Accounting Principle

Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) , and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Under APB No. 25, no stock-based compensation costs were recognized in the statement of operations as our options granted had an exercise price equal to the market value of our common shares on the date of grant.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method.  Under this transition method, compensation costs recognized beginning January 1, 2006 include: (a) compensation costs for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  We use the Black-Scholes-Merton valuation model to value stock options.

On January 1, 2006, we recorded the cumulative effect of adopting SFAS 123(R).  This cumulative effect resulted in decreasing accrued liabilities by $4.5 million and increasing shareholder equity by $4.5 million.  These balance sheet changes related to deferred compensation on unvested shares.  There was no effect on the consolidated statement of operations or cash flows.  Under SFAS 123(R), deferred compensation is no longer recorded at the time unvested shares are issued.  Share-based compensation is now recorded over the requisite service period with an offsetting credit to equity (generally additional paid-in capital).

Share-Based Payment Subsequent to the Adoption of SFAS 123(R)

Share-based compensation expense charged against earnings for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
	(In thousands)

Unvested restricted stock	$4,424	$5,239	$5,366
Unvested stock options	1,989	1,799	747
Employee stock purchase plan discount	15	12	12
Total cost	6,428	7,050	6,125
Less amount capitalized	(323)	(494)	(178)
Net share-based compensation expense	$6,105	$6,556	$5,947

Segment Reporting

We invest in retail shopping centers through direct ownership or through joint ventures. It is our intent that all retail shopping centers will be owned or developed for investment purposes; however, we may decide to sell all or a portion of a development upon completion. Our revenue and net income are generated from the operation of our investment portfolio. We also earn fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures.

Our portfolio is primarily located throughout the southeastern United States; however, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. No individual property constitutes more than 4% of our combined revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, none of the shopping centers are located outside the United States.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations.  Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us.  We regularly monitor our tenant base to assess potential concentrations of credit risk.  As of December 31, 2008, Publix Super Markets accounted for over 10%, or approximately $18.1 million, of our aggregated annualized minimum rent.  No other tenant accounted for over 5% of our annualized minimum rent.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We adopted the requirements of SFAS 157 as of January 1, 2008 without a material impact on our consolidated financial statements, as more fully disclosed in Note 9 thereto, Fair Value Measurements.  In February 2008, the FASB issued FASB Staff Position Paper (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active.  We have not applied the provisions of SFAS 157 to our nonfinancial assets and nonfinancial liabilities in accordance with FSP 157-2 and FSP 157-3.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  Subsequent to the adoption of SFAS 159, changes in fair value for the particular instruments must be reported in earnings.  Upon initial adoption, SFAS 159 provided entities with a one-time election of the fair value option for existing eligible items.  The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We did not elect the fair value option for financial assets or liabilities existing on the January 1, 2008 adoption date.  We will consider the applicability of the fair value option for assets acquired or liabilities incurred in future transactions.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) of a business to measure at fair value the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, with limited exceptions.  In addition, this standard requires acquisition costs to be expensed as incurred and changes the accounting related to acquisitions and business combinations to more of a fair value based approach.  The standard is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard may have an impact on the accounting for certain costs related to our future acquisitions. Pursuant to the SFAS No. 141 (R), in the fourth quarter of 2008 a charge in the amount of $500,000 was recognized in general administrative expense associated with previously capitalized acquisition costs that are no longer capitalizable under SFAS 141(R).  As noted in footnote 20 Subsequent Events, we increased our ownership to greater than 50% in DIM subsequent to December 31, 2008.  In addition, as a result of our increased influence over DIM, we currently anticipate consolidating the results of DIM with ours beginning with the first quarter of 2009.  Finally, we are still evaluating the accounting treatment of this increased investment both relating to its prior treatment under the cost method and the allocation of the purchase price.  Given recent accounting guidance, our acquisition may be treated as a multistep acquisition and, therefore, have an effect on earnings in the three months ending March 31, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160), which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and non-controlling interest.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this standard is not expected to have a material effect on our consolidated results of operations, yet will require additional disclosures relating to our joint venture at Sunlake and our down-REIT at Walden Woods Village and will effect our disclosure for the three months ending March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after December 1, 2008. We are currently evaluating the impact that adoption of SFAS 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends paragraph 11(d) of FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FSP SFAS 142-3. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the impact that adoption of FSP SFAS 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Fairly Presented in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact that the adoption of SFAS 162 will have on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. We are currently evaluating the impact of adopting FSP-EITF 03-6-1 on our earnings per share.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of the FSP is to promptly improve disclosures by public companies until the pending amendments to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”), and FIN 46R are finalized and approved by the FASB. The FSP amends SFAS 140 to require public companies to provide additional disclosures about a transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP is effective for fiscal years beginning after December 1, 2008. We do not expect the FSP will have a material effect on our consolidated financial statements.

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

Available for Sale Securities.  The fair value estimated at December 31, 2008 and 2007 was $160.6 million and $72.3 million, respectively, based on the closing market prices of the securities. The unrealized holding loss was $21.3 million at December 31, 2008, and $7.9 million at December 31, 2007.

Mortgage Notes Payable. The fair value estimated at December 31, 2008 and 2007 was $383.5 million and $426.4 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms.

Unsecured Revolving Credit Facilities. The fair value estimated at December 31, 2008 was $31.4 million, calculated by using the current rates at which similar loans would be made and remaining terms.  The carrying amounts reported in the balance sheets approximate fair value.

Unsecured Senior Notes Payable.  The fair value estimated at December 31, 2008 and 2007 was $498.0 million and $704.7 million, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms.

3.	Properties

The following table is a summary of the composition of properties in the consolidated balance sheets:

	December 31,
	2008	2007
	(thousands)

Land and land improvements	$816,886	$891,431
Building and building improvements	1,037,976	1,116,936
Tenant improvements	45,651	39,626
	1,900,513	2,047,993
Less: accumulated depreciation	(196,151)	(172,651)
Income-producing property, net	$1,704,362	$1,875,342

4.	Accounts and Other Receivables

The following table is a summary of the composition of accounts and other receivables in the consolidated balance sheets:

	December 31,
	2008	2007
	(in thousands)

Tenants	$13,829	$15,654
Other	1,456	737
Allowance for doubtful accounts	(3,076)	(2,243)
Total accounts and other receivables, net	$12,209	$14,148

5.	Other Assets

The following is a summary of the composition of other assets in the consolidated balance sheets:

	December 31,
	2008	2007
	(In thousands)
Notes receivable	$50	$69
Deposits and escrow impounds	7,056	9,175
Deferred financing fees, net	6,788	6,474
Leasing commissions, net	12,046	10,743
Intangible assets, net	11,769	18,649
Furniture and equipment, net	2,423	2,370
Prepaid and other assets	15,659	14,949
Total other assets	$55,791	$62,429

The following is a summary of the composition of our intangible assets and accumulated amortization as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)
Intangible Assets
Above market	$3,765	$4,745
In place	15,744	18,826
Origination	3,816	5,714
Lease incentive	135	8
Total intangibles	23,460	29,293

Accumulated Amortization
Above market	1,751	1,725
In place	7,796	6,674
Origination	2,141	2,244
Lease incentive	3	1
Total accumulated amortization	11,691	10,644

Intangible Assets, net	$11,769	$18,649

The amortization for the next five years for the recorded intangible assets is approximately $2.7 million, $2.0 million, $1.6 million, $1.3 million and $1.0 million, respectively.  At December 31, 2008 and 2007, the gross carrying amount of our intangible liabilities is $25.8 million and $30.7 million, respectively, and the accumulated amortization was $11.9 million and $9.5 million, respectively. Our intangible liabilities are solely composed of below-market rent adjustments. The amortization for the next five years for the recorded intangible liabilities is approximately $3.7 million, $2.7 million, $1.8 million, $1.4 million and $1.2 million, respectively.

6.	Borrowings

The following table is a summary of our  mortgage notes payable balances for the years ended December 31, 2008 and December 31, 2007:

	December 31,
	2008	2007
Mortgage Notes Payable	(In thousands)

Fixed rate mortgage loans	$371,077	$397,112

The weighted average interest rate of the mortgage notes payable at December 31, 2008 and December 31, 2007 was 7.22% and 7.42%, respectively, excluding the effects of the net premium adjustment.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans involving an aggregate principal balance of approximately $63.9 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents we will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing.  Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated.  Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition.

On September 25, 2008, we obtained a $65.0 million loan secured by a mortgage on our Sheridan Plaza shopping center located in Hollywood, Florida. The loan matures on October 10, 2018, and principal and interest are payable in arrears monthly based on a 30-year amortization and a 6.25% annual interest rate.

During the year ended December 31, 2008, we prepaid, without penalty, $36.9 million in mortgage loans.

Our outstanding unsecured senior notes at December 31, 2008 and December 31, 2007 consist of the following:

	December 31,
	2008	2007
	(In thousands)
Unsecured Senior Notes Payable
3.875% Senior Notes, due 4/15/09	$176,185	$200,000
Fair value of interest rate swap	949	(315)
7.84% Senior Notes, due 1/23/12	10,000	25,000
5.375% Senior Notes, due 10/15/15	117,000	120,000
6.0% Senior Notes, due 9/15/16	106,500	125,000
6.25% Senior Notes, due 1/15/17	115,000	125,000
6.0% Senior Notes, due 9/15/17	132,279	150,000
Total	$657,913	$744,685

Our unamortized/unaccreted premium / (discount) on our mortgage notes payable and notes payable at December 31, 2008 and December 31, 2007 consists of the following:

Unamortized/unaccreted premium / (discount)	December 31,	December 31,
	2008	2007
	(In thousands)

Mortgage notes payable	$6,360	$10,455
Unsecured senior notes payable	(1,135)	(413)
	$5,225	$10,042

The weighted average interest rate of the unsecured senior notes at December 31, 2008 and 2007 was 5.66% and 5.67%, respectively, excluding the effects of the interest rate swap and net premium adjustment.

During the year ended December 31, 2008, we purchased $88.0 million of our outstanding unsecured senior notes, with varying maturities, which generated a gain on the early extinguishment of debt of $6.4 million for the year ended December 31, 2008.

The indentures under which our unsecured senior notes were issued have several covenants which limit our ability to incur debt, require us to maintain an unencumbered assets ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with, any other entity.  These notes have been guaranteed by most of our subsidiaries.

On March 24, 2004, we swapped $100.0 million notional principal of the $200.0 million, 3.875% senior notes to a floating interest rate based on the six-month LIBOR in arrears plus 0.4375%.  The swap matures April 15, 2009, concurrently with the maturity of the 3.875% senior notes.

The following table provides a summary of our unsecured revolving lines of credit balances at December 31, 2008 and December 31, 2007:

	December 31,
	2008	2007
Unsecured Revolving Credit Facilities	(In thousands)

Wells Fargo	$35,500	$37,000
City National Bank	-	-

Total	$35,500	$37,000

On October 17, 2008, we amended and restated our credit agreements with a syndicate of banks to provide for a $227.0 million unsecured revolving credit facility that replaced our existing facility that would have expired in January 2009.  The amended facility bears interest at our option at (i) applicable LIBOR plus 1.00% to 1.70%, depending on the credit ratings of our senior unsecured notes, or (ii) daily LIBOR plus 3.0%.  The amended facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $35.0 million swing line facility for short term borrowings and a $20.0 million letter of credit commitment.   Subject to the terms and conditions in the amended credit agreement the total commitments under the facility may be increased up to a total of $400.0 million.  The amended facility expires on October 17, 2011, with a one year extension option.  In addition, the amended facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, fixed charge coverage ratios, unencumbered properties, and permitted investments. If a default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends.

The interest rate in effect at December 31, 2008 and December 31, 2007, was 2.14% and 5.00%, respectively.  The facility also provides for the issuance of letters of credit, of which there were $12.3 million issued at December 31, 2008.

We also have a $15.0 million unsecured credit facility with City National Bank of Florida, on which there was no outstanding balance as of December 31, 2008 and December 31, 2007. This facility also provides for the issuance of $527,000 in outstanding letters of credit. In addition, we also have a $55,000 outstanding secured letter of credit with Bank of America.

As of December 31, 2008, the availability under the various credit facilities was approximately $193.7 million net of outstanding balances and letters of credit and subject to the covenants in the loan agreements.

Principal maturities (including scheduled amortization payments) of the notes payable as of December 31, 2008 are as follows:

Principal Maturities for the Year Ending December 31,	Amount
(In thousands)
2009	$186,546
2010	82,067
2011	112,875
2012	45,532
2013	47,106
Thereafter	589,415
Total	$1,063,541

Interest costs incurred, excluding amortization of discount/premium, were $65.7 million, $72.4 million and $64.8 million in the years ended December 31, 2008, 2007, 2006, respectively, of which $2.9 million, $3.2 million and $5.8 million were capitalized, respectively.

7.	Securities

Our investments in securities are classified as available-for-sale and recorded at fair value based on current market prices, and consist of debt and equity securities.

As of December 31, 2008, our equity securities consisted primarily of approximately 4.0 million ordinary shares of DIM Vastgoed N.V., or DIM, representing 48.0% of the total outstanding ordinary shares of DIM. DIM is a public company organized under the laws of the Netherlands, the shares of which are listed on NYSE Euronext Amsterdam stock exchange and which operates as a closed-end investment company owning and operating a portfolio of 21 shopping center properties aggregating approximately 2.6 million square feet in the southeastern United States.  In addition, we own approximately $475,000 of preferred stock of another REIT.

During the year ended December 31, 2008, we purchased various short term debt securities with an aggregate principal balance of $132.7 million, at a net discount of approximately $557,000. As of December 31, 2008, our total investment in these debt securities, which have various maturities through January 2010 and are classified as available-for-sale, was $128.4 million.  Interest earned on these securities was $3.1 million during the year ended December 31, 2008.   There were no comparable investments for the years ended December 31, 2007 and 2006.

Other-than-temporary changes in the fair value of the equity and debt investments are included on our consolidated balance sheets in accumulated other comprehensive income (loss).  If a decline in fair value is other-than-temporary, then an impairment is recognized in earnings.  For the year ended December 31, 2008, we recorded a $33.2 million impairment loss in our consolidated statement of operations with respect to our investment in DIM’s ordinary shares and our preferred stock holdings.  Refer to note 8 for additional explanation on the impairment loss recorded.

The following table reflects the fair value of our investments, together with the realized losses and unrealized losses that are not deemed other-than-temporarily:

	December 31, 2008			December 31, 2007
	(In thousands)			(In thousands)
Investment	Fair Value	Realized Loss	Unrealized Loss	Fair Value	Realized Loss	Unrealized Loss
Equity securities	$32,210	$(33,171)	$(16,446)	$72,299	$-	$(7,911)
Debt securities	128,375	-	(4,838)	-	-	-
	$160,585	$(33,171)	$(21,284)	$72,299	$-	$(7,911)

8.	Impairment Loss

Goodwill

The provisions of SFAS No. 142 Goodwill and Other Intangible Assets require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment and require reporting units to be identified for the purpose of assessing potential future impairments of goodwill. The carrying value of goodwill and indefinite-lived intangibles is considered impaired when their fair value, as established by appraisal or based on discounted future cash flows of certain related properties, is less than their carrying value. During the fourth quarter of 2008, we performed our annual review of goodwill for impairment.  We projected future cash flows for all properties with goodwill using a ten year hold period and assumed sale at year ten using a projected capitalization rate. Fair value was then determined by applying a risk-adjusted discount rate, which varied by property, to the future estimated cash flows for each property.  If the carrying amount of the project exceeded the estimated fair value (including the projected sale using a capitalization rate) from the property, an impairment charge was recognized to reduce the carrying value of the project to fair value.  Seven properties were determined to have goodwill impairments; accordingly $531,700 was recorded in impairment loss. There were no comparable goodwill impairment losses incurred in prior periods.

Construction in progress

As indicated in Note 2, at December 31, 2008, we reviewed the construction projects in place on a project-by-project basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We measured the recoverability of assets by comparing the carrying amount of an asset to its estimated future undiscounted cash flows.  For the purpose of this analysis, we used  current development plans and management’s intention with regard to future development assumptions, including estimated cash flows required to complete construction, estimated timing to reach stabilized net operating income, hold period for the asset subsequent to reaching stabilized net operating income before sale, and the projected sale price using an assumed capitalization rate.  At the end of 2008, we elected not to pursue two redevelopment projects.  For the year ended December 31, 2008, we impaired $3.8 million related to these two projects.  There were no comparable charges in the years ended December 31, 2007 and 2006.

Other-Than-Temporary Impairment of Securities

As of December 31, 2008, we indirectly owned approximately 4.0 million ordinary shares of DIM Vastgoed N.V., or DIM, representing 48.0% of the total outstanding ordinary shares of DIM.  As of December 31, 2008, this investment in DIM is accounted for as an available-for-sale security because of our inability to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, we were unable to participate in the affairs of DIM’s supervisory board.  As an available-for-sale security, the investment is and has been recorded on our balance sheets at its fair value based on the market price of the ordinary shares. Temporary declines in the fair value of those shares have been included in accumulated other comprehensive loss. Declines that are deemed other-than-temporary are recognized as an impairment loss in our statement of operations.

We evaluate our investments in available-for-sale securities, such as our investment in DIM, for other than temporary declines each reporting period in accordance with FAS 115, FSP 115-1 and SAB 103.  We performed this impairment review with respect to our DIM investment for the year ended December 31, 2008, and we considered the following quantitative and qualitative factors to determine if an impairment adjustment was needed:

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

Following our review of these factors in the third quarter of 2008, and given the deteriorating market conditions for real estate equities during that period, we determined that the decline was other than temporary.  As a result, we recorded an impairment loss of $32.8 million during the year ended December 31, 2008. This impairment charge represented the difference between our cost basis of $79.4 million and the market value of $46.6 million on September 30, 2008. Subsequent to recording the impairment of DIM on September 30, 2008 and through the year ended December 31, 2008, we purchased an additional 197,000 shares of DIM and recorded any additional changes in value of our holdings of the security in other comprehensive income.

As of December 31, 2008, we reviewed our holding of a preferred stock of a public REIT for other than temporary declines in fair value, taking into consideration the factors listed above. As a result of our analysis, we recorded an impairment loss of $380,000 as of December 31, 2008, representing the difference between our cost basis of $855,000 and the market value of $475,000 on that date.

9.	Consolidating Financial Information

Most of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facility. The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet As of December 31, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$1,019,154	$274,587	$484,992	$-	$1,778,733
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	184,561	17,408	55,561	-	257,530
Total Assets	$1,832,024	$291,995	$540,553	$(628,309)	$2,036,263

LIABILITIES
Mortgage notes payable	$57,491	$49,951	$263,635	$-	$371,077
Unsecured revolving credit facilities	35,500	-	-	-	35,500
Unsecured senior notes payable	657,913	-	-	-	657,913
Unamortized/unaccreted premium/(discount) on notes payable	(316)	37	5,504	-	5,225
Other liabilities	37,219	5,067	13,775	-	56,061
Total Liabilities	787,807	55,055	282,914	-	1,125,776

MINORITY INTEREST	-	-	-	989	989

STOCKHOLDERS’ EQUITY	1,044,217	236,940	257,639	(629,298)	909,498
Total Liabilities and Stockholders' Equity	$1,832,024	$291,995	$540,553	$(628,309)	$2,036,263

Condensed Balance Sheet As of December 31, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$320,703	$1,258,413	$378,123	$-	$1,957,239
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	81,989	43,874	91,282	-	217,145
Total Assets	$1,031,001	$1,302,287	$469,405	$(628,309)	$2,174,384

LIABILITIES
Mortgage notes payable	$45,366	$134,311	$217,435	$-	$397,112
Unsecured revolving credit facilities	37,000	-	-	-	37,000
Unsecured senior notes payable	744,685	-	-	-	744,685
Unamortized/unaccreted premium/(discount) on notes payable	(310)	3,379	6,973	-	10,042
Other liabilities	69,775	15,536	(16,687)	-	68,624
Total Liabilities	896,516	153,226	207,721	-	1,257,463
MINORITY INTEREST	-	-	-	989	989

STOCKHOLDERS’ EQUITY	134,485	1,149,061	261,684	(629,298)	915,932
Total Liabilities and Stockholders' Equity	$1,031,001	$1,302,287	$469,405	$(628,309)	$2,174,384

Condensed Statement of Operations for the year ended December 31, 2008	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$51,852	$88,872	$42,688	$-	$183,412
Expense recoveries	13,857	23,494	14,576	-	51,927
Percentage rent	217	1,106	578	-	1,901
Management and leasing services	-	1,789	-	-	1,789
Total revenue	65,926	115,261	57,842	-	239,029

EQUITY IN SUBSIDIARIES EARNINGS	55,623	-	-	(55,623)	-

COSTS AND EXPENSES:
Property operating	15,603	27,696	21,085	-	64,384
Rental property depreciation and amortization	11,708	23,220	10,599	-	45,527
General and administrative	25,438	6,063	456	-	31,957
Total costs and expenses	52,749	56,979	32,140	-	141,868

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	68,800	58,282	25,702	(55,623)	97,161

OTHER INCOME AND EXPENSES:
Investment income	4,205	46	6,081	-	10,332
Equity in income in unconsolidated joint ventures	-	107	1	-	108
Other Income	158	594	215	-	967
Interest expense	(39,892)	(6,803)	(14,156)	-	(60,851)
Amortization of deferred financing fees	(1,420)	(76)	(133)	-	(1,629)
Gain on sale of real estate	205	13,916	7,421	-	21,542
Gain on extinguishment of debt	6,252	-	221	-	6,473
Impairment loss	(2,295)	(71)	(35,177)	-	(37,543)

INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND DISCONTINUED OPERATIONS	36,013	65,995	(9,825)	(55,623)	36,560
Provision for income taxes	(1,015)	-	-	-	(1,015)
Minority Interest	-	-	(112)	-	(112)

(LOSS) INCOME FROM CONTINUING OPERATIONS	34,998	65,995	(9,937)	(55,623)	35,433

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold	10	80	42	-	132
Gain on disposal of income-producing properties	-	-	(557)	-	(557)
Income from discontinued operations	10	80	(515)	-	(425)

NET (LOSS) INCOME	$35,008	$66,075	$(10,452)	$(55,623)	$35,008

Condensed Statement of Operations for the year ended December 31, 2007	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$32,889	$110,617	$45,916	$-	$189,422
Expense recoveries	9,507	28,892	14,925	-	53,324
Percentage rent	194	1,292	714	-	2,200
Management and leasing services	-	1,163	-	-	1,163
Total revenue	42,590	141,964	61,555	-	246,109

EQUITY IN SUBSIDIARIES EARNINGS	100,501	-	-	(100,501)	-

COSTS AND EXPENSES:
Property operating	7,740	34,429	20,586	-	62,755
Rental property depreciation and amortization	7,062	27,736	11,191	-	45,989
General and administrative	23,206	4,876	118	-	28,200
Total costs and expenses	38,008	67,041	31,895	-	136,944

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	105,083	74,923	29,660	(100,501)	109,165

OTHER INCOME AND EXPENSES:
Investment income	1,147	30	6,144	-	7,321
Equity in income in unconsolidated joint ventures	-	-	-	-	-
Other Income	310	-	-	-	310
Interest expense	(43,381)	(8,292)	(14,847)	-	(66,520)
Amortization of deferred financing fees	(1,474)	(75)	(129)	-	(1,678)
(Loss) on sale of fixed assets	(283)	-	-	-	(283)
Gain on sale of real estate	1,310	708	-	-	2,018
Impairment loss	-	-	(430)	-	(430)

INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND DISCONTINUED OPERATIONS	62,712	67,294	20,398	(100,501)	49,903
Benefit for income taxes	272	-	-	-	272
Minority Interest	-	-	(112)	-	(112)

(LOSS) INCOME FROM CONTINUING OPERATIONS	62,984	67,294	20,286	(100,501)	50,063
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold	262	1,310	(1,654)	-	(82)
Gain on disposal of income-producing properties	6,139	10,562	2,703	-	19,404
Income from discontinued operations	6,401	11,872	1,049	-	19,322
NET (LOSS) INCOME	$69,385	$79,166	$21,335	$(100,501)	$69,385

Condensed Statement of Operations for the year ended December 31, 2006	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rents	$34,766	$91,105	$45,963	$-	$171,834
Expense recoveries	9,473	26,288	13,243	-	49,004
Percentage rent	179	1,303	550	-	2,032
Management and leasing services	-	2,067	-	-	2,067
Total revenue	44,418	120,763	59,756	-	224,937

EQUITY IN SUBSIDIARIES EARNINGS	203,226	-	-	(203,226)	-

COSTS AND EXPENSES:
Property operating	9,929	35,410	14,052	-	59,391
Rental property depreciation and amortization	6,787	22,046	11,373	-	40,206
General and administrative	26,414	5,311	180	-	31,905
Total costs and expenses	43,130	62,767	25,605	-	131,502

INCOME BEFORE OTHER INCOME AND EXPENSES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	204,514	57,996	34,151	(203,226)	93,435

OTHER INCOME AND EXPENSES:
Investment income	2,881	266	4,332	-	7,479
Equity in income in unconsolidated joint ventures	-	1,853	-	-	1,853
Other Income	303	-	-	-	303
Interest expense	(33,040)	(5,771)	(14,921)	-	(53,732)
Amortization of deferred financing fees	(1,282)	(74)	(128)	-	(1,484)
Gain on sale of real estate	579	(207)	2,173	-	2,545
Gain on extinguishment of debt	542	-	(291)	-	251

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	174,497	54,063	25,316	(203,226)	50,650
Minority Interest	-	-	(206)	-	(206)

INCOME FROM CONTINUING OPERATIONS	174,497	54,063	25,110	(203,226)	50,444

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold	1,977	5,974	(1,000)	-	6,951
Gain on disposal of income-producing properties	481	114,194	4,885	-	119,560
Income from discontinued operations	2,458	120,168	3,885	-	126,511
NET (LOSS) INCOME	$176,955	$174,231	$28,995	$(203,226)	$176,955

Condensed Statement of Cash Flows for the year ended December 31, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(15,776)	$72,178	$30,229	$86,631

INVESTING ACTIVITIES:
Additions to and purchases of rental properties	(957)	(5,551)	(3,206)	(9,714)
Land held for development	-	(87)	-	(87)
Additions to construction in progress	(5,820)	(17,380)	(7,247)	(30,447)
Proceeds from disposal of rental properties	550	176,855	14,500	191,905
Decrease in cash held in escrow	54,460	-	-	54,460
Investment in joint ventures	(4,410)	(12,768)	-	(17,178)
Advances to joint ventures	(265)	-	-	(265)
Distributions of capital from joint ventures	2,966	-	-	2,966
Increase in deferred leasing costs	(1,952)	(2,575)	(1,409)	(5,936)
Additions to notes receivable	(3)	-	-	(3)
Proceeds from repayment of notes receivable	13	4	5	22
Proceeds from sale of securities	250	-	-	250
Purchase of securities	(134,667)	-	-	(134,667)
Advances to affiliates	176,346	(177,064)	718	-
Net cash provided by (used in) investing activities	86,511	(38,566)	3,361	51,306

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(9,775)	(33,612)	(34,929)	(78,316)
Borrowings under mortgage notes	65,000	-	-	65,000
Net repayments under revolving credit facilities	(1,500)	-	-	(1,500)
Repayment of senior debt	(81,518)	-	-	(81,518)
Change in deferred financing costs	(4,119)	-	1,340	(2,779)
Proceeds from issuance of common stock	57,102	-	-	57,102
Stock issuance cost	(2,161)	-	-	(2,161)
Cash dividends paid to stockholders	(89,611)	-	-	(89,611)
Distributions to minority interest	(112)	-	-	(112)
Net cash (used in) financing activities	(66,694)	(33,612)	(33,589)	(133,895)
Net increase in cash and cash equivalents	4,041	-	1	4,042
Cash and cash equivalents at beginning of the year	1,313	-	-	1,313
Cash and cash equivalents at end of the year	$5,354	$-	$1	$5,355

Condensed Statement of Cash Flows for the year ended December 31, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	(17,171)	95,255	28,932	107,016

INVESTING ACTIVITIES:
Additions to and purchases of rental property	(2,421)	(106,323)	1,157	(107,587)
Land held for development	-	(2,529)	(122)	(2,651)
Additions to construction in progress	(58)	(14,256)	(898)	(15,212)
Proceeds from disposal of rental properties	29,833	37,793	3,647	71,273
Increase in cash held in escrow	(52,913)	-	-	(52,913)
Increase in deferred leasing costs	(3,884)	-	-	(3,884)
Additions to notes receivable	-	(14)	-	(14)
Proceeds from repayment of notes receivable	4,706	26	13	4,745
Proceeds from sale of securities	2,822	-	-	2,822
Purchase of securities	(1,181)	-	-	(1,181)
Advances from (to) affiliates	22,271	(3,157)	(19,114)	-
Net cash (used in) investing activities	(825)	(88,460)	(15,317)	(104,602)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,860)	(6,795)	(13,615)	(22,270)
Net repayments under revolving credit facilities	(39,500)	-	-	(39,500)
Proceeds from senior debt offerings	148,874	-	-	148,874
Cash paid for settlement of interest rate contracts	(2,498)	-	-	(2,498)
Change in deferred financing costs	(878)	-	-	(878)
Proceeds from issuance of common stock	3,882	-	-	3,882
Cash dividends paid to stockholders	(88,599)	-	-	(88,599)
Distributions to minority interest	(112)	-	-	(112)
Net cash provided by (used in) financing activities	19,309	(6,795)	(13,615)	(1,101)

Net increase in cash and cash equivalents	1,313	-	-	1,313
Cash and cash equivalents at beginning of the period	-	-	-	-
Cash and cash equivalents at end of the period	$1,313	$-	$-	$1,313

Condensed Statement of Cash Flows for the year ended December 31, 2006	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(39,286)	$106,419	$27,510	$94,643

INVESTING ACTIVITIES:
Additions to and purchases of rental property	(5,648)	(72,671)	(107,687)	(186,006)
Land held for development	-	(20,740)	(25,044)	(45,784)
Additions to construction in progress	(2,462)	(32,011)	(12,956)	(47,429)
Proceeds from disposal of rental properties	2,569	381,348	27,173	411,090
Increase in cash held in escrow	(1,547)	-	-	(1,547)
Increase in deferred leasing costs	(810)	(4,505)	(848)	(6,163)
Additions to notes receivable	-	(18)	(15)	(33)
Proceeds from repayment of notes receivable	5,693	28	14	5,735
Proceeds from sale of securities	12,852	-	-	12,852
Purchase of securities	(434)	-	(29,403)	(29,837)
Advances from (to) affiliates	151,090	(330,322)	179,232	-
Distributions from unconsolidated joint ventures from sale of property	-	-	1,935	1,935
Net cash provided by (used in) investing activities	161,303	(78,891)	32,401	114,813

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(1,619)	(27,350)	(59,911)	(88,880)
Net repayments under revolving credit facilities	(16,665)	-	.	(16,665)
Proceeds from senior debt offering	246,868	-	-	246,868
Repayment of senior debt	(125,000)	-	-	(125,000)
Change in deferred financing costs	(1,947)	-	-	(1,947)
Proceeds from issuance of common stock	8,083	-	-	8,083
Repayment of notes receivable from issuance of common stock	65	-	-	65
Stock issuance costs	(69)	-	-	(69)
Repurchase of common stock	(69,103)	-	-	(69,103)
Cash dividends paid to stockholders	(162,704)	-	-	(162,704)
Distributions to minority interest	(28)	(178)	-	(206)
Net cash (used in) financing activities	(122,119)	(27,528)	(59,911)	(209,558)

Net increase in cash and cash equivalents	(102)	-	-	(102)
Cash and cash equivalents at beginning of the period	102	-	-	102
Cash and cash equivalents at end of the period	$-	$-	$-	$-

10.	Property Dispositions

As of December 31, 2008, we had no properties held for sale.

The following table provides a summary of property disposition activity during the year ended December 31, 2008:

Date	Property	City, State	Square Feet / Acres	Gross Sales Price	Gain / (loss) on Sale
				(In thousands)
Properties sold to joint venture: partial sale with continuing involvement

04/01/08	Concord Outparcel	Miami, FL	0.59	2,449	-
04/01/08	Concord Shopping Plaza	Miami, FL	298,986	48,201	(966)
04/01/08	Shoppes at Ibis	West Palm Beach, FL	79,420	14,500	5,867
04/01/08	Shoppes of Sunset	Miami, FL	21,704	5,000	(76)
04/01/08	Shoppes of Sunset II	Miami, FL	27,767	5,400	(30)
04/01/08	Shoppes at Quail Roost	Miami, FL	73,550	15,400	(40)
06/09/08	Presidential Markets	Snellville, GA	396,408	62,309	11,133
06/09/08	Sparkleberry Square	Columbia, SC	154,217	23,545	2,708
11/13/08	Sparkleberry Kroger	Columbia, SC	98,873	15,927	4,226
11/13/08	Sparkleberry Kohl's	Columbia, SC	85,961	8,503	(1,238)

	Sale of income producing properties sold to joint venture			201,234	21,584

Sale of income-producing properties

06/30/08	Rosemeade	Carrollton, TX	51,231	2,750	(557)

	Sale of income producing property			2,750	(557)

Sale of real estate (in acres)

03/20/08	Waterlick Outparcel	Lynchburg, VA	7.96	550	(42)

	Sale of real estate			550	(42)

	Total Sales			$204,534	$20,985

Pursuant to SFAS 144, the accompanying statements of operations have been retrospectively adjusted to reflect the classification of discontinued operations. The summary selected operating results for income-producing properties disposed of as of December 31, 2008, 2007 and 2006 with no significant continuing involvement, are as follows:

	2008	2007	2006
	(In thousands)

Rental Revenue	$232	$8,710	$23,078
Expenses
Property operating expenses	41	3,259	7,673
Rental property depreciation and amortization	59	1,525	4,585
Interest expense		587	1,790
Amortization of deferred financing fees	-	6	19
Other (income) expense	-	3,415	2,060
Operations of income-producing properties sold	$132	$(82)	$6,951

As a result of our significant continuing involvement following the sale of the properties to the GRI joint venture, the operating results of these properties are included in income from continuing operations for the current reporting periods up to the time of sale.

	2008	2007	2006
	(In thousands)

Rental Revenue	$7,661	$18,453	$12,060
Expenses
Property operating expenses	2,152	5,093	3,417
Rental property depreciation and amortization	1,572	3,701	2,293
Interest expense	1,491	2,740	2,838
Other (income) expense	(2)	(2)	(5)
Operations of income-producing properties sold	$2,448	$6,921	$3,517

The results of operations of these properties (in which we maintained continuing involvement) for the periods following the date of sale have not been consolidated, but have been accounted for under the equity method of accounting.

11.	Investments in Unconsolidated Joint Ventures

During the year ended December 31, 2008, we entered into two joint ventures for the purpose of acquiring and managing commercial and retail real estate.

On February 22, 2008, we formed a joint venture with Global Retail Investors, LLC, an entity formed by an affiliate of First Washington Realty, Inc. and the State of California Public Employees’ Retirement System.  We have a 10% ownership interest in the GRI joint venture.  On April 1, 2008, the joint venture agreement was amended and restated in connection with the sale and contribution of seven income-producing properties and one outparcel to the joint venture. The aggregate gross sales price of the seven assets was $176.8 million and the assets were sold in two tranches during the quarter ended June 30, 2008.  The properties had a net book value of $152.6 million, and we recognized a total gain on sale of approximately $18.5 million, which is net of approximately $2.4 million of costs incurred in connection with the defeasance of existing mortgage debt paid for by the purchaser.  At the closings, $9.3 million of the sale proceeds were contributed by us as our investment in the joint venture.  On November 13, 2008, we sold an additional two properties to the joint venture which had a net book value of $21.9 million.  We recognized a total gain on sale of approximately $3.2 million and $1.2 million of the sale proceeds were contributed by us as our investment in the joint venture.

Pursuant to SFAS 66, the sale of the properties to the GRI joint venture qualifies as a partial sale because we retained an equity interest in the buyer, and the gain on sale amounts noted above were calculated based on 90% of the properties being sold.  The remaining amount of the gain, which totaled $2.9 million, is deferred until such time as the entity is liquidated or the assets are sold.  We have no direct or indirect guarantees of indebtedness related to this transaction as of December 31, 2008, other than customary non-recourse carve-out obligations associated with its mortgage indebtedness.

On April 29, 2008, we entered into a joint venture with an affiliate of DRA Advisors, LLC  to invest in value-added acquisition opportunities.  The joint venture is 80% owned by the affiliate of DRA and 20% owned by us.  During 2008, the venture completed its acquisition of a portfolio of three properties comprised of one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA. We have agreed to manage all three of the properties and will act as leasing agent for the two retail properties acquired by the joint venture.  As part of this acquisition, we contributed $3.2 million to the joint venture.  Our capital contribution represents our pro-rata portion of the net purchase price, after the assumption by the joint venture of existing mortgage indebtedness.

The following is a summary of our investments in unconsolidated joint ventures (in thousands):

	Location	Ownership	December 31, 2008	December 31, 2007

GRI Venture	GA, SC, FL	10.0%	$8,744	-
DRA Venture	FL	20.0%	3,001	-
Total investments in and advances to unconsolidated joint ventures			$11,745	-

Total equity in earnings from these joint ventures totaled $108,000 for the year ended December 31, 2008, and fees associated with these joint ventures totaled approximately $773,000 for the year ended December 31, 2008.   There were no comparable fees or equity in earnings associated with joint ventures in the same 2007 period.

12.	Stockholders’ Equity and Earnings Per Share

Equity

On September 24, 2008, we entered into an underwriting agreement with several underwriters with respect to the issue and sale of 2,200,000 shares of our common stock in an underwritten public offering.  The shares were offered to the public at $21.47 per share. The issuance of the shares was registered under the Securities Act of 1933 pursuant to our shelf registration statement.

Contemporaneous with the execution of the underwriting agreement, we entered into a common stock purchase agreement with an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the chairman of our board of directors.  Under the purchase agreement, Gazit’s affiliate agreed to purchase 440,000 shares of our common stock at the public offering price in a private placement. In connection with the purchase agreement, we also executed a registration rights agreement granting the investor customary demand and “piggy-back” registration rights.

On September 29, 2008, we completed the public offering and concurrent private placement in accordance with the underwriting agreement and purchase agreement. The offerings resulted in net cash proceeds of approximately $54.7 million to the company.

On May 11, 2006, our board of directors authorized a $50.0 million share repurchase plan. On July 24, 2006, the board increased the size of the plan to $100.0 million.  The plan, which does not have an explicit expiration date, allows, but does not require, the repurchase of common stock in open market and private transactions.  Under the share repurchase plan, we expended approximately $69.1 million for approximately 3.0 million shares during the year ended December 31, 2006.  No shares were acquired during the years ended December 31, 2007 or 2008.  In furtherance of this authorization, we have in place a  plan with a broker for pre-authorized purchases within defined market price limits pursuant to Rule 10b5-1 and other applicable securities regulations.   This plan may be terminated at any time in our discretion and we may enter into other such plans.

Dividend Reinvestment Plan

We had a Dividend Reinvestment and Share Purchase Plan whereby stockholders could invest cash distributions and make optional cash purchases of our common stock.  Effective March 2006, the plan was suspended, with approximately 5.4 million shares still available for sale under the Plan.

Earnings per Share

The following is a reconciliation of the amounts of net income and shares of common stock used in calculating basic and diluted per-share income (“EPS”) for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31, 2008
	(In thousands, except per share amounts)

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Income	$35,008

Basic EPS
Income attributable to common stockholders	$35,008	74,075	$0.47

Effect of Dilutive Securities
Walden Woods Village, Ltd.	112	94
Unvested restricted stock using the treasury stock method	-	30
Stock options using the treasury stock method	-	23
	112	147
Diluted EPS
Income attributable to common stockholders assuming conversions	$35,120	74,222	$0.47

Options to purchase 900,403 shares of common stock at prices ranging from $23.03 to $28.05 per share were outstanding at December 31, 2008, but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

	For the Year Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)

Net Income	$69,385

Basic EPS
Income attributable to common stockholders	$69,385	73,091	$0.95

Effect of Dilutive Securities
Walden Woods Village, Ltd.	112	94
Unvested restricted stock using the treasury method		99
Common stock options using the treasury method		78
	112	271
Diluted EPS
Income attributable to common stockholders assuming conversions	$69,497	73,362	$0.95

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

13.	Share-Based Payment and Other Benefit Plans

On June 23, 2000, following shareholder approval, we adopted the Equity One 2000 Executive Incentive Compensation Plan (the “2000 Plan”).  The 2000 Plan provides for grants of stock options, stock appreciation rights, restricted stock, and deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property.  The persons eligible to receive an award under the 2000 Plan are our officers, directors, employees and independent contractors.  Following an amendment to the 2000 Plan, approved by our stockholders on June 4, 2007, the total number of shares of common stock that may be issuable under the 2000 Plan is 8.5 million shares, plus (i) the number of shares with respect to which options previously granted under the 2000 Plan terminate without being exercised, and (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements.  In an amendment to the 2000 Plan approved by our stockholders in July 2004, the compensation committee expanded the list of business criteria that the committee may use in granting performance awards and annual incentive awards under the 2000 Plan intended to qualify for the exclusions from the limitations of Section 162(m) of the Internal Revenue Code and modified the definition of a “change of control” to include, in addition to other instances, following approval by stockholders of any reorganization, merger or consolidation or other transaction or series of transactions if persons who were stockholders immediately prior to such reorganization, merger or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merger or consolidated company’s then outstanding voting securities (previously the threshold was 26%). The 2000 Plan will terminate on the earlier of the day before the tenth anniversary of the stockholders’ approval of the 2000 Plan or the date on which all shares reserved for issuance under the 2000 Plan have been issued.

Options

As of December 31, 2008, we have options outstanding under four share-based payment plans.  The 2000 Plan authorized the grant of options, common stock and other share-based awards for up to 8.5 million shares of common stock, of which 3.4 million shares are available for issuance.  The IRT Property Company 1998 Long Term Incentive Plan similarly authorized the grant of options, common stock and other share-based awards for up to 1,462,500 shares of common stock, of which no shares are available for issuance.  Our 1995 Stock Option Plan authorized the grant of option awards for up to 1.0 million shares of common stock, all of which have been issued.  The IRT Property Company 1989 Stock Option Plan authorized the grant of stock options and other share-based awards for up to 956,250 shares of common stock, of which no shares are available for issuance. In addition, in connection with the initial employment of Jeffrey S. Olson, our Chief Executive Officer, we issued Mr. Olson options to purchase 364,660 shares of common stock.

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

The fair value of each option award during 2008 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model.  Expected volatilities, dividend yields, employee exercises and employee terminations are primarily based on historical data.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant .  We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and charges to expense such amounts to earnings ratably over the vesting period. For grants with a graded vesting schedule we have elected to recognize compensation expense on a straight-line basis.

The following table reports stock option activity for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding at the beginning of the year	2,325	$23.85	2,437	$22.82	977	$16.00
Granted	711	20.84	305	23.40	1,843	24.77
Exercised	(150)	16.09	(412)	17.36	(383)	14.85
Forfeited or expired	(411)	24.99	(5)	27.28	-	-
Outstanding at the end of the year	2,475	$23.32	2,325	$23.85	2,437	$22.82

Exercisable at the end of year	922	$24.26	678	$22.29	168	$14.93

Weighted average fair value of options granted during the year		$2.14		$3.43		$3.17

The total cash or other consideration received from options exercised during the years ended December 31, 2008, 2007 and 2006 was $259,900, $3.8 million and $3.0 million, respectively.

At December 31, 2008, the aggregate intrinsic value of options exercisable was less than the exercise price.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $1.4 million, $3.9 million and $3.6 million, respectively.

The fair value of each option grant was estimated on the grant date using the Black-Scholes pricing model for grants issued after January 1, 2008 and for options issued before January 1, 2008 with the following assumptions for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Dividend Yield	4.9% - 7.2%	5.1%	4.7% - 5.0%
Risk-free interest rate	1.7% - 3.4%	4.1% - 4.9%	4.6% - 4.8%
Expected option life (years)	5.8 - 6.3	4.3	3.0 - 3.3
Expected volatility	21.0% - 23.2%	20.0% - 22.0%	20.0%

The options were granted with an exercise price equivalent to the current stock price on the grant date or the ten-day average of the stock price prior to the grant date.

Restricted Stock Grants

Our compensation committee grants restricted stock to our officers, directors, and other employees.  Vesting periods for the restricted stock are determined by our compensation committee.  We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and expense such amounts ratably over the vesting period.  As of December 31, 2008, we had 385,200 shares of non-vested restricted stock grants outstanding.

The following table provides a summary of unvested restricted stock activity during the year ended December 31, 2008:

	Unvested Shares	Weighted-Average Price
	(In thousands)

Unvested at December 31, 2007	492	$25.52
Granted	115	22.07
Vested	(183)	25.10
Forfeited	(39)	24.64
Unvested at December 31, 2008	385	$24.79

As of December 31, 2008, there was $12.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans.  This cost is expected to be recognized over a weighted-average period of 2.09 years.   The total vesting-date value of the shares that vested during the year ended December 31, 2008 was $3.4 million.

401(k) Plan

We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law.  We match 100% of each employee’s contribution up to 3.0% of the employee’s annual compensation and, thereafter, match 50% of the next 3.0% of the employee’s annual compensation. Employee’s contributions and our matching contributions vest immediately. Our contributions to the 401(k) Plan for the years ended December 31, 2008, 2007 and 2006 were $263,000, $249,000, and $295,000, respectively. Effective January 1, 2007, the 401(k) Plan discontinued purchasing publicly traded shares of our common stock as matching contributions.

Deferred Compensation Plan

During 2005, we established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation liability (included in accounts payable in the accompanying balance sheet) was $330,000 at December 31, 2008.  We established a grantor trust (Rabbi Trust) to provide funding for benefits payable under this plan.  The assets held in the trust at December 31, 2008 amounted to $330,000.  The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities.  These assets are included in other assets in the accompanying balance sheets. In December 2008, the compensation committee of our board of directors amended the plan to provide for mandatory distributions of all assets held under the plan in 2009. All such assets were distributed to participants in the first quarter of 2009 and no assets remain under the plan.

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

Long-Term Incentive Compensation Plans

Three of our executive officers are eligible for long-term incentive cash compensation subject to a performance-based schedule at the end of an approximate four-year performance period. In order for participants to receive compensation, our Total Shareholder Return (“TSR”) over the performance period must exceed 6% and achieve a certain spread against the average TSR of a defined peer group.

We determine the fair value of TSR grants annually based upon a Monte Carlo simulation model, and recognize compensation expense accordingly over the vesting period. These liabilities totaled $785,000 at December 31, 2008 as compared to $681,000 at December 31, 2007.  The level of cash compensation available depends on the spread between our TSR and the average TSR of the peer group companies.

14.	Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code (“Code”), commencing with our taxable year ended December 31, 1995.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders.  Also, at least 95% of our gross income in any year must be derived from qualifying sources.  The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges.  It is our intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distribution to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We have distributed sufficient taxable income for the years ended December 31, 2008, 2007 and 2006; therefore, no federal income or excise taxes were incurred. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located, and for federal income and excise taxes on our undistributed taxable income.  Accordingly, the only provision for federal income taxes in our consolidated financial statements relates to our consolidated taxable REIT subsidiaries (“TRSs”).

Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit after 2004.

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
	(Estimated)	(Actual)	(Actual)

GAAP net income	$35,008	$69,385	$176,955
Net loss (income) attributable to taxable REIT subsidiaries (1)	28,820	(6,251)	(4,811)
GAAP net income from REIT operations	63,828	63,134	172,144

Book/tax difference for depreciation	2,836	669	(1,453)
Book/tax difference on sale of property	(10,530)	5,995	(39,674)
Book/tax difference on exercise of stock options and restricted shares	1,565	(3,486)	(7,278)
Book/tax difference for interest expense	(560)	(1,294)	(3,355)
Deferred/prepaid/above- and below-market rents, net	(2,433)	(2,560)	(3,427)
GAAP impairment loss	4,752	1,851
Subpart F income from foreign taxable REIT subsidiary	5,488	5,889	4,294
Other book/tax differences, net	(1,961)	(1,533)	(3,315)

Adjusted taxable income subject to 90% dividend requirements	$62,985	$68,665	$117,936

(1) Includes an impairment loss on available-for-sale securities investments of $32,791 in 2008.

The following summarizes the tax status of dividends paid:

	Years Ended December 31,
	2008	2007	2006
Dividend paid per share	$1.20	$1.20	$2.20
Ordinary income	56.50%	51.26%	23.62%
Return of capital	28.51%	20.41%	29.86%
Capital gains	14.99%	28.33%	46.52%

Taxable REIT Subsidiaries ("TRS"):

We are subject to federal, state and local income taxes on the income from our TRS activities, which includes IRT Capital Corporation II ("IRT") and Southeast US Holdings, BV (“Southeast”), our wholly owned subsidiaries.

Our taxable income for book purposes and (provision) benefit for income taxes relating to our TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2008, 2007, and 2006, are summarized as follows (in thousands):

	2008	2007	2006

U.S. (loss) income before income taxes	$(503)	$90	$517
Foreign (loss) income before income taxes	(27,302)	5,889	4,294
Total (loss) income before income taxes	(27,805)	5,979	4,811
Less (provision) benefit for income taxes:
Current federal and state	(125)	(676)	(83)
Deferred federal and state	(890)	948	83
Total tax (provision) benefit	(1,015)	272	-

Net (loss) income from taxable REIT subsidiary	$(28,820)	$6,251	$4,811

The income tax (provision) benefit differs from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

	2008	2007	2006

Federal provision at statutory tax rate (34%)	$9,454	$(2,033)	$(1,636)
State taxes, net of federal benefit	19	(3)	(19)
Participation exemption	(8,072)	1,778	1,287
Foreign tax rate differential	(1,092)	236	172
Other	(65)	(169)	36
Valuation allowance (increase) decrease	(1,259)	463	160
Total tax provision (benefit)	$(1,015)	$272	$-

Our deferred tax assets and liabilities at December 31, 2008 and 2007, were as follows (in thousands):

	2008	2007
Deferred tax assets:
Disallowed interest	$2,329	$1,313
Other	44	-
Net operating loss	129	10
Valuation allowance	(1,334)	(75)
Total deferred tax assets	$1,168	$1,248

Deferred tax liabilities:
Other real estate investments	(2,527)	(1,721)
Other	(50)	(46)
Total deferred tax liabilities	(2,577)	(1,767)

Net deferred tax liability	$(1,409)	$(519)

The net deferred tax liability is included in the caption Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007. The tax deduction for interest paid by the TRS to the REIT is subject to certain limitations pursuant to Federal tax law. Such interest may only be deducted in any tax year in which the TRSs’ income exceeds certain thresholds. Such disallowed interest may be carried forward and utilized in future years, subject to the same limitation. At December 31, 2008, IRT had approximately $6.1 million of disallowed interest carry forwards, with a tax value of approximately $2.3 million.  This carry forward does not expire.  In prior years, valuations of the operating assets held by IRT indicated that the ultimate disposition of these assets would generate sufficient taxable income to fully utilize this deduction.  However, due to the economic downturn, we have determined that it is more likely than not that IRT will not have sufficient income in the future in order to fully utilize the interest expense that had been disallowed and, accordingly, has recorded a valuation allowance of $1.2 million. Southeast had a net operating loss carry forward of $0.4 million at December 31, 2008 with a tax value of approximately $0.1 million. This carry forward has no expiration period. A valuation allowance has been established for this asset.

15.	Future Minimum Rental Income

Our properties are leased to tenants under operating leases with expiration dates extending to the year 2032.  Future minimum rents under non-cancelable operating leases as of December 31, 2008, excluding tenant reimbursements of operating expenses and percentage rent based on tenants’ sales volume are as follows:

Year Ending	Amount
(In thousands)

2009	166,463
2010	147,055
2011	125,304
2012	100,430
2013	79,322
Thereafter	415,788
Total	$1,034,362

16.	Other Income

The following table summarizes other income detail information (in thousands):

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Other Income
Easement Income	$593	$-	$-
Legal Settlements	-	-	303
Forfeited Deposits	203	-	-
Related Party Income	135	247	-
Miscellaneous Income	36	63	-
	$967	$310	$303

Included in other income in the year ended December 31, 2008 is $593,000 associated with an easement granted on one of our properties for the use of a retention pond.  In addition, we retained an earnest money deposit of $203,000 related to the termination of a land sale contract. We received $135,000 in reimbursements of costs incurred by us to provide accounting reconciliation services to Gazit Globe, Ltd, one of our principal stockholders.

17.	Commitments and Contingent Liabilities

As of December 31, 2008 and 2007, we had pledged letters of credit totaling $12.9 million and $4.7 million, respectively, as additional security for financial and other obligations.

We have committed to fund approximately $2.2 million, based on current plans and estimates, to complete pending development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities.

Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $40,000. Additionally, we have operating lease agreements for office space in which we have an annual obligation of approximately $425,000.

We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of December 31, 2008 will have a material adverse effect on our financial condition results of operations or cash flows.

18.	Fair Value Measurements

In September 2006, the FASB issued SFAS 157.  SFAS 157 establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value and provides specific disclosure requirements based on the hierarchy.

Fair Value Hierarchy

SFAS 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the SFAS 157 fair value hierarchy are described as follows:

•	Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.

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

Recurring Fair Value Measurements

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements
	(In thousands)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Description	(Level 1)	(Level 2)

Available-for-sale-securities	$32,210	$128,375
Interest rate swap	-	949
Total	$32,210	$129,324

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

19.	Environmental Matters

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

20.	Subsequent Events

In January of 2009, we repurchased and cancelled approximately $12.1 million principal amount of our unsecured outstanding senior notes payable for a total consideration of $8.3 million.

In January of 2009, we realized approximately $42.8 million of cash through various investment activities in relation to our investments in debt securities.  Of the $42.8 million realized, $30.5 million was the result of a scheduled maturity, $7.6 million was a direct result of the sale of certain securities above par and prior to scheduled maturity, and $4.7 million was the result of a tender offer by the issuer earlier than the scheduled maturity.

On January 11, 2009, we entered into an agreement to acquire approximately 1.2 million ordinary shares of DIM Vastgoed N.V. (“DIM”) from Homburg Invest Inc. (“Homburg”). Under the agreement, we issued on January 14, 2009, 866,373 shares of our common stock in exchange for a total of 1,237,676 DIM shares or share equivalents (or an exchange ratio of 0.7 shares of our common stock per DIM share). In addition, we obtained from Homburg voting rights with respect to another 766,573 DIM shares that Homburg has the right to acquire on January 1, 2011. Subject to certain conditions, the agreement also provides for us to acquire these DIM shares or share equivalents at the same 0.7 exchange ratio (or an aggregate of 536,601 shares of our common stock) from Homburg once Homburg has acquired them. The agreement also provided for customary registration rights with respect to our common stock issued to Homburg. As a result of the initial exchange and the voting rights agreement, we have voting control over approximately 74.6% of DIM’s outstanding ordinary shares, including the approximately 4.0 million DIM shares we owned prior to year-end and excluding treasury shares. Based on our current assumption that we will demonstrate control over DIM as of the first quarter of 2009, we anticipate consolidating the financial results and balance sheet of DIM into our financial statements at such time.  Finally, we are still evaluating the accounting treatment of this increased investment both relating to its prior treatment under the cost method and the allocation of the purchase price.  Given recent accounting guidance, our acquisition may be treated as a multistep acquisition and, therefore, have an effect on earnings in the three months ending March 31, 2009.

	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)	Total (2)
2008:
Total revenues	$63,302	$60,894	$56,716	$58,117	$239,029
Income from continuing operations	$20,793	$29,863	$(21,338)	$6,115	$35,433
Net income	$20,854	$29,418	$(21,395)	$6,131	$35,008

Basic per share data
Income from continuing operations	$0.28	$0.41	$(0.29)	$0.08	$0.48
Net Income	$0.28	$0.40	$(0.29)	$0.08	$0.47

Diluted per share data
Income from continuing operations	$0.28	$0.41	$(0.29)	$0.08	$0.48
Net income	$0.28	$0.40	$(0.29)	$0.08	$0.47

—————————
(1)	Reclassified to reflect the reporting of discontinued operations.
(2)	The sum of quarterly earnings per share amounts may differ from annual earnings per share.

21.           Quarterly Financial Data (unaudited)

	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)	Total (2)
2007:
Total revenues	$61,366	$62,989	$61,182	$60,572	$246,109
Income from continuing operations	$17,369	$12,777	$11,476	$8,441	$50,063
Net income	$20,019	$12,868	$10,666	$25,832	$69,385

Basic per share data
Income from continuing operations	$0.24	$0.17	$0.16	$0.11	$0.68
Net Income	$0.27	$0.18	$0.15	$0.35	$0.95

Diluted per share data
Income from continuing operations	$0.23	$0.17	$0.16	$0.11	$0.68
Net income	$0.27	$0.17	$0.14	$0.35	$0.95

—————————
(1)	Reclassified to reflect the reporting of discontinued operations.
(2)	The sum of quarterly earnings per share amounts may differ from annual earnings per share.

SCHEDULE III
Equity One, Inc.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2008
(in thousands)

			INITIAL COST TO COMPANY			GROSS AMOUNTS AT WHICH
					Capitalized	CARRIED AT CLOSE OF PERIOD
					Subsequent to							Dep-
		Encum-		Building &	Acquisition or		Building &		Accumulated	Date of	Date	reciable
Property	Location	brances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Life (yrs)

2400 PGA	FL	$-	$1,418	$-	$-	$1,418	$-	$1,418	-		03/20/06	40
4101 South I-85 Industrial	NC	-	1,619	950	349	1,619	1,299	2,918	(280)	1956,1963	02/12/03	40
Alafaya Commons	FL	-	6,858	10,720	1,285	6,858	12,005	18,863	(1,662)	1987	02/12/03	40
Alafaya Village	FL	3,970	1,444	4,967	512	1,444	5,479	6,923	(415)	1986	04/20/06	40
Ambassador Row	LA	-	3,880	10,570	593	3,880	11,163	15,043	(1,670)	1980	02/12/03	40
Ambassador Row Courtyard	LA	-	3,110	9,208	1,930	3,110	11,138	14,248	(1,801)	1986	02/12/03	40
Atlantic Village	FL	-	1,190	4,760	1,091	1,190	5,851	7,041	(2,439)	1984	06/30/95	40
Banco Popular Building	FL	-	3,363	1,566	243	3,363	1,809	5,172	(219)	1971	09/27/05	40
Bay Pointe Plaza	FL	-	4,655	5,870	83	4,655	5,953	10,607	(946)	1984	02/12/03	40
Beauclerc Village	FL	-	651	2,242	761	651	3,003	3,654	(1,150)	1962	05/15/98	40
Belfair Towne Village	SC	10,243	11,071	10,037	4,132	11,238	14,002	25,240	(1,855)	2000	12/22/03	40
Bird Ludlum	FL	6,742	4,088	16,318	851	4,088	17,169	21,257	(6,327)	1988	08/11/94	40
Bluebonnet Village	LA	-	2,790	4,231	1,376	2,449	5,948	8,397	(735)	1983	02/12/03	40
Bluffs Square Shoppes	FL	9,590	3,232	9,917	341	3,232	10,258	13,489	(2,690)	1986	08/15/00	33
Boca Village	FL	7,782	3,385	10,174	432	3,385	10,606	13,991	(2,414)	1978	08/15/00	37
Boynton Plaza	FL	7,069	2,943	9,100	178	2,943	9,278	12,221	(2,355)	1978	08/15/00	33
BridgeMill	GA	8,608	8,593	6,310	624	8,593	6,934	15,526	(1,110)	2000	11/13/03	40
Brookside Plaza	CT	-	2,290	26,260	3,682	2,291	29,941	32,232	(2,499)	1985	01/12/06	40
Buckhead Station	GA	26,806	27,138	45,277	-	27,138	45,277	72,415	(2,373)	1996	03/09/07	40
Butler Creek	GA	-	2,808	7,648	1,793	2,808	9,441	12,249	(1,789)	1990	07/15/03	40
Carrollwood	FL	-	2,756	6,553	1,004	2,756	7,557	10,312	(1,232)	1970	02/12/03	40
Cashmere Corners	FL	4,662	1,435	5,707	512	1,947	5,707	7,655	(1,185)	2001	08/15/00	40
Centre Pointe Plaza	NC	-	2,081	4,411	910	2,081	5,321	7,403	(953)	1989	02/12/03	40
Chapel Trail Plaza	FL	-	3,641	5,777	2,713	3,641	8,490	12,131	(622)	1996	05/10/06	40
Charlotte Square	FL	3,225	4,155	4,414	126	4,155	4,540	8,695	(779)	1980	02/12/03	40
Chastain Square	GA	3,366	10,689	5,937	291	10,689	6,228	16,917	(961)	1981	02/12/03	40
Chelsea Place	FL	-	2,591	6,491	1,158	2,591	7,649	10,240	(1,124)	1992	02/12/03	40
Chestnut Square	NC	-	1,189	1,326	3,534	1,189	4,860	6,048	(311)	1985	02/12/03	40
Commerce Crossing	GA	-	2,013	1,301	403	2,013	1,704	3,717	(454)	1988	02/12/03	40
Conway Crossing	FL	-	2,615	5,818	1,907	2,615	7,725	10,340	(1,125)	2002	02/12/03	40
Coral Reef Shopping Center	FL	-	16,465	4,376	449	16,465	4,825	21,291	(300)	1968	09/01/06	40
Corporate	FL	-	-	242	(1,296)	-	(1,054)	(1,054)	15	various	various
Country Club Plaza	LA	-	1,294	2,060	143	1,294	2,203	3,497	(425)	1982	02/12/03	40
Countryside Shops	FL	-	11,343	13,853	3,099	11,343	16,952	28,295	(2,476)	1986	02/12/03	40
Crossroads Square	FL	-	3,592	4,401	5,785	3,592	10,186	13,778	(1,592)	1973	08/15/00	40
Cutler Ridge	FL	-	1,064	326	-	1,064	326	1,390	(25)	1972	09/14/06	40
CVS Plaza	FL	-	995	3,090	1,386	995	4,476	5,471	(533)	2004	07/23/99	40
Daniel Village	GA	3,679	3,439	8,352	47	3,439	8,399	11,837	(1,256)	1956	02/12/03	40
Dolphin Village	FL	-	17,404	10,098	409	17,607	10,304	27,911	(1,036)	1967	01/04/06	40
Douglas Commons	GA	4,383	3,681	7,588	75	3,681	7,663	11,344	(1,152)	1988	02/12/03	40
El Novillo	FL	-	250	1,000	151	250	1,151	1,401	(418)	1970	04/30/98	40
Elmwood Oaks	LA	-	4,088	8,221	622	4,088	8,843	12,931	(1,393)	1989	02/12/03	40
Fairview Oaks	GA	4,148	1,929	6,187	1,628	1,929	7,815	9,744	(1,142)	1997	02/12/03	40
Forest Village	FL	4,209	4,997	3,206	738	3,397	5,544	8,941	(1,170)	2000	01/28/99	40
Ft. Caroline	FL	-	938	2,800	448	738	3,449	4,186	(1,235)	1985	01/24/94	40
Galleria	NC	-	1,493	3,875	864	1,493	4,739	6,232	(682)	1986	02/12/03	40
Grand Marche	LA	-	304	-	-	304	-	304	-	1969	02/12/03	40
Grassland Crossing	GA	5,058	3,656	7,885	512	3,656	8,397	12,053	(1,220)	1996	02/12/03	40
Greenwood	FL	-	4,117	10,295	2,828	4,117	13,123	17,240	(1,918)	1982	02/12/03	40
Hairston Center	GA	-	1,644	642	1	1,644	643	2,288	(56)	2000	08/25/05	40
Hamilton Ridge	GA	-	5,612	7,167	1,460	5,612	8,627	14,239	(1,341)	2002	12/18/03	40
Hampton Oaks	GA	-	835	-	5,636	835	5,636	6,471	-	n/a	11/30/06
Homestead Gas Station	FL	-	1,170	-	93	1,170	93	1,263	(1)	1959	11/08/04	40
Hunters Creek	FL	-	1,562	5,445	2,283	1,562	7,728	9,290	(1,040)	1998	09/23/03	40
Kirkman Shoppes	FL	9,056	3,222	9,714	251	3,222	9,965	13,188	(2,538)	1973	08/15/00	33
Lago Mar	FL	-	4,216	6,609	1,118	4,216	7,727	11,943	(1,116)	1995	02/12/03	40
Lake Mary	FL	23,074	7,092	13,878	6,710	7,092	20,588	27,680	(5,848)	1988	11/09/95	40
Lake St. Charles	FL	3,638	1,497	3,768	15	1,497	3,783	5,279	(700)	1999	09/21/01	40
Lancaster Plaza	SC	-	317	153	(36)	317	117	434	(34)	1971	02/12/03	40
Lancaster Shopping Center	SC	-	280	120	8	280	128	408	(21)	1963	02/12/03	40
Lantana Village	FL	-	1,350	7,978	895	1,350	8,873	10,223	(2,278)	1976	01/06/98	40
Laurel Walk Apartments	NC	-	2,065	4,491	-	2,065	4,491	6,555	(346)	1985	10/31/05	40
Lutz Lake	FL	7,420	3,619	5,199	1,163	3,619	6,362	9,982	(940)	2002	02/12/03	40
Mableton Crossing	GA	3,611	3,331	6,403	266	3,331	6,669	10,001	(991)	1997	02/12/03	40
Macland Pointe	GA	5,498	3,462	4,814	20	3,462	4,834	8,296	(748)	1992	02/12/03	40
Madison Centre	AL	3,366	1,424	5,187	53	1,424	5,240	6,664	(1,144)	1997	02/12/03	40
Mandarin Landing	FL	-	4,443	4,747	9,228	4,443	13,975	18,418	(1,847)	1976	12/10/99	40

			INITIAL COST TO COMPANY			GROSS AMOUNTS AT WHICH
					Capitalized	CARRIED AT CLOSE OF PERIOD
					Subsequent to							Dep-
		Encum-		Building &	Acquisition or		Building &		Accumulated	Date of	Date	reciable
Property	Location	brances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Life (yrs)

Mandarin Mini	FL	-	362	1,148	318	362	1,466	1,828	(538)	1982	05/10/94	40
Marco Town Center	FL	7,846	3,872	11,966	721	3,872	12,687	16,559	(2,829)	2001	08/15/00	37
Mariners Crossing	FL	-	1,262	4,447	2,524	1,511	6,723	8,233	(1,052)	1989	09/12/00	40
Market Place	GA	-	1,667	4,078	185	1,667	4,263	5,930	(654)	1976	02/12/03	40
McAlphin Square	GA	-	3,536	6,963	403	3,536	7,366	10,902	(1,236)	1979	02/12/03	40
Meadows	FL	5,837	2,304	6,670	99	2,304	6,769	9,073	(1,200)	1997	05/23/02	40
Medical & Merchants	FL	-	10,323	12,174	(19)	10,323	12,155	22,477	(1,542)	1993	05/27/04	40
Middle Beach Shopping Center	FL	-	2,195	5,542	5	2,195	5,547	7,742	(706)	1994	12/23/03	40
Midpoint Center	FL	6,381	5,417	6,705	-	5,417	6,705	12,121	(380)	2002	12/08/06	40
Milestone Plaza	SC	-	11,576	9,031	20	11,576	9,051	20,627	(536)	1995	08/25/06	40
North Village Center	SC	-	2,860	2,774	23	2,860	2,797	5,657	(729)	1984	02/12/03	40
NSB Regional	FL	-	3,217	8,896	89	3,217	8,985	12,202	(1,369)	1987	02/12/03	40
Oak Hill	FL	-	690	2,760	650	690	3,410	4,100	(988)	1985	12/07/95	40
Oakbrook	FL	-	7,706	16,079	3,692	7,706	19,771	27,477	(3,499)	1974	08/15/00	40
Oaktree Plaza	FL	-	1,589	2,275	193	1,589	2,468	4,057	(173)	1985	10/16/06	40
Old Kings Commons	FL	-	1,420	5,005	391	1,420	5,396	6,816	(804)	1988	02/12/03	40
Park Promenade	FL	5,935	2,670	6,444	507	2,670	6,951	9,621	(2,113)	1987	01/31/99	40
Parkwest Crossing	NC	4,467	1,788	6,727	158	1,788	6,885	8,674	(1,060)	1990	02/12/03	40
Paulding Commons	GA	5,714	3,848	11,985	85	3,848	12,070	15,917	(1,807)	1991	02/12/03	40
Pavilion	FL	-	10,827	11,299	2,657	10,827	13,956	24,783	(1,880)	1982	02/04/04	40
Piedmont Peachtree Crossing	GA	-	34,338	17,992	626	34,338	18,618	52,956	(1,546)	1978	03/06/06	40
Pine Island	FL	-	8,557	12,860	219	8,557	13,079	21,636	(3,155)	1983	08/26/99	40
Pine Ridge Square	FL	6,880	6,528	9,850	2,520	6,528	12,370	18,898	(1,873)	1986	02/12/03	40
Plaza Acadienne	LA	-	2,108	168	19	2,108	187	2,295	(29)	1980	02/12/03	40
Plaza Alegre	FL	-	2,011	9,191	367	2,011	9,558	11,569	(2,145)	2003	02/26/02	40
Point Royale	FL	3,068	3,720	5,005	1,665	3,720	6,670	10,390	(2,172)	1970	07/27/95	40
Powers Ferry Plaza	GA	-	3,236	5,227	486	3,236	5,713	8,949	(1,038)	1979	02/12/03	40
Prosperity Centre	FL	-	4,597	13,838	731	4,597	14,569	19,166	(3,225)	1993	08/15/00	40
Providence Square	NC	-	1,112	2,575	696	1,112	3,271	4,382	(514)	1973	02/12/03	40
Quincy Star Market	MA	-	6,121	18,444	-	6,121	18,444	24,566	(2,108)	1965	10/07/04	40
Regency Crossing	FL	-	1,982	6,524	99	1,982	6,623	8,605	(992)	1986	02/12/03	40
Ridge Plaza	FL	-	3,905	7,450	1,393	3,905	8,843	12,748	(2,167)	1984	08/15/00	40
River Green (land)	GA	-	2,587	-	794	2,587	794	3,381	-	n/a	09/27/05
Riverside Square	FL	7,058	6,423	8,260	996	6,423	9,256	15,680	(1,474)	1987	02/12/03	40
Riverview Shopping Center	NC	-	2,277	4,745	1,874	2,202	6,694	8,896	(899)	1973	02/12/03	40
Ross Plaza	FL	6,316	2,115	6,346	545	2,115	6,891	9,006	(1,669)	1984	08/15/00	33
Ryanwood Square	FL	-	2,281	6,880	672	2,281	7,552	9,833	(1,352)	1987	08/15/00	40
Salerno Village Square	FL	-	2,596	1,511	4,937	2,291	6,753	9,044	(850)	1987	05/06/02	40
Salisbury Marketplace	NC	-	3,118	5,099	373	3,118	5,472	8,591	(835)	1987	02/12/03	40
Sawgrass Promenade	FL	7,782	3,280	9,351	924	3,280	10,275	13,555	(2,725)	1982	08/15/00	40
Seven Hills	FL	-	2,167	5,167	621	2,167	5,788	7,955	(748)	1991	02/12/03	40
Shaw's @ Medford	MA	-	7,750	11,390	-	7,750	11,390	19,140	(1,296)	1995	10/07/04	40
Shaw's @ Plymouth	MA	-	4,917	12,199	-	4,917	12,199	17,115	(1,387)	1993	10/07/04	40
Sheridan	FL	64,876	38,888	36,241	4,314	38,888	40,555	79,442	(5,488)	1973	07/14/03	40
Sherwood South	LA	-	833	2,412	927	746	3,426	4,172	(684)	1972	02/12/03	40
Shipyard Plaza	MS	-	1,337	1,653	424	1,337	2,077	3,414	(370)	1987	02/12/03	40
Shoppes at Andros Isle	FL	6,086	6,009	7,832	83	6,009	7,915	13,924	(453)	2000	12/08/06	40
Shoppes at Silverlakes	FL	1,875	10,306	10,131	1,874	10,306	12,005	22,311	(1,785)	1995	02/12/03	40
Shoppes of Eastwood	FL	5,555	1,688	6,976	76	1,688	7,052	8,740	(1,192)	1999	06/28/02	40
Shoppes of Jonathan's Landing	FL	2,706	1,146	3,442	51	1,146	3,493	4,639	(772)	1997	08/15/00	37
Shoppes of North Port	FL	-	1,452	5,807	179	1,452	5,986	7,438	(1,242)	1991	12/05/00	40
Shops at Skylake	FL	12,504	15,226	7,206	23,678	15,226	30,884	46,110	(5,101)	1999	08/19/97	40
Shops of Huntcrest	GA	-	5,706	7,641	9	5,706	7,650	13,356	(1,224)	2003	02/12/03	40
Siegen Village	LA	3,718	4,329	9,691	40	4,329	9,731	14,060	(1,804)	1988	02/12/03	40
Smyth Valley Crossing	VA	-	2,537	3,890	16	2,537	3,906	6,443	(576)	1989	02/12/03	40
South Beach	FL	-	9,545	19,228	1,951	9,545	21,179	30,724	(3,256)	1990	02/12/03	40
South Point	FL	7,821	7,142	7,098	23	7,142	7,121	14,263	(408)	2003	12/08/06	40
Spalding Village	GA	8,722	3,384	5,005	1,298	4,709	4,978	9,687	(996)	1989	02/12/03	40
St. Lucie Land	FL	-	7,728	-	1,740	7,728	1,740	9,467	-	n/a	11/27/06
Stanley Market Place	NC	-	396	669	4,932	396	5,601	5,997	(345)	1980	02/12/03	40
Star's @ Cambridge	MA	-	11,358	13,854	-	11,358	13,854	25,212	(1,578)	1953	10/07/04	40
Summerlin Square	FL	2,311	2,187	7,989	338	2,187	8,327	10,514	(2,241)	1986	06/10/98	40
Sun Point	FL	-	4,025	4,228	1,435	4,025	5,663	9,688	(366)	1984	05/05/06	40
Sunlake-Equity One LLC	FL	-	16,095	-	19,340	10,706	24,729	35,435	-	n/a	02/01/05
Tamarac Town Square	FL	-	4,742	5,610	478	4,742	6,088	10,830	(1,020)	1987	02/12/03	40
Tarpon Heights	LA	-	1,133	631	167	1,133	798	1,931	(107)	1982	02/12/03	40
The Boulevard	LA	-	1,360	1,675	385	1,360	2,060	3,420	(525)	1976	02/12/03	40
The Crossing	LA	-	1,591	3,650	729	1,591	4,379	5,969	(637)	1988	02/12/03	40

			INITIAL COST TO COMPANY			GROSS AMOUNTS AT WHICH
					Capitalized	CARRIED AT CLOSE OF PERIOD
					Subsequent to							Dep-
		Encum-		Building &	Acquisition or		Building &		Accumulated	Date of	Date	reciable
Property	Location	brances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Life (yrs)

The Plaza at St. Lucie West	FL	-	790	3,082	996	790	4,078	4,869	(287)		08/15/00	40
Thomasville Commons	NC	-	1,212	4,567	1,779	1,212	6,346	7,557	(920)	1991	02/12/03	40
Town & Country	FL	-	2,499	4,397	431	2,503	4,824	7,327	(694)	1993	02/12/03	40
Treasure Coast Plaza	FL	3,202	1,359	9,728	2,122	1,359	11,850	13,209	(1,600)	1983	02/12/03	40
Unigold	FL	-	4,304	6,413	1,451	4,304	7,864	12,168	(1,353)	1987	02/12/03	40
Union City Commons (land)	GA	-	8,084	-	812	8,084	812	8,896	-	n/a	06/22/06
Venice Plaza	FL	-	2,755	450	3,286	2,755	3,736	6,491	(921)	1971	02/12/03	40
Venice Shopping Center	FL	-	3,857	2,562	158	3,857	2,720	6,577	(406)	1968	03/31/04	40
Village at Northshore	LA	-	1,034	10,128	(4)	1,034	10,124	11,157	(1,481)	1988	02/12/03	40
Walden Woods	FL	-	950	3,780	1,355	950	5,135	6,085	(2,029)	1985	01/01/99	40
Wal-Mart Stores, Inc.	LA	-	2,688	-	-	2,688	-	2,688	-	1985	02/12/03	40
Walton Plaza	GA	-	869	2,827	31	869	2,858	3,727	(423)	1990	02/12/03	40
Waterstone	FL	-	1,820	8,030	457	1,820	8,487	10,307	(745)	2005	04/10/92	40
Webster Plaza	MA	7,826	5,033	14,465	1,087	5,033	15,552	20,585	(950)	1963	10/12/06	40
Wesley Chapel Crossing	GA	2,935	6,389	4,311	833	6,389	5,144	11,533	(760)	1989	02/12/03	40
West Lakes Plaza	FL	-	2,141	5,789	405	2,141	6,194	8,335	(1,978)	1984	11/06/96	40
West Roxbury Shaw's Plaza	MA	-	9,223	13,588	1,506	9,207	15,110	24,317	(1,658)	1973	10/07/04	40
Westport Outparcels	FL	-	1,347	1,010	2	1,347	1,012	2,359	(61)	1990	09/14/06	40
Westport Plaza	FL	4,456	3,609	3,446	761	4,180	3,637	7,816	(391)	2002	12/17/04	40
Westridge	GA	-	1,266	4,390	2,024	1,696	5,984	7,680	(388)	2003	02/12/03	40
Whole Foods @ Swampscott	MA	-	5,139	6,539	-	5,139	6,539	11,677	(741)	1967	10/07/04	40
Williamsburg @ Dunwoody	GA	-	4,347	3,615	751	4,347	4,366	8,713	(647)	1983	02/12/03	40
Willowdale Shopping Center	NC	-	2,073	6,499	1,004	2,073	7,503	9,576	(1,322)	1986	02/12/03	40
Winchester Plaza	AL	-	2,221	8,784	22	2,221	8,805	11,026	(462)	2006	02/28/05	40
Windy Hill	SC	-	941	1,906	659	987	2,518	3,506	(268)	1968	04/08/04	40
Woodruff	SC	-	2,420	5,482	345	2,420	5,826	8,246	(929)	1995	12/23/03	40
Young Circle	FL	-	13,410	8,895	35	13,409	8,933	22,340	(853)	1962	05/19/05	40

Grand Total		$371,077	$706,657	$1,068,312	$199,915	$702,152	$1,272,732	$1,974,884	$(196,151)

SCHEDULE III
Equity One, Inc.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2008

	Year ended 12/31/08	Year ended 12/31/07	Year ended 12/31/06
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$2,129,890	$2,030,947	$2,020,475
Additions during period:
Improvements	38,850	31,258	36,698
Acquisitions	-	139,446	270,931

Deductions during period:
Cost of real estate sold/written off	(193,856)	(71,761)	(297,157)
Balance at end of year	$1,974,884	$2,129,890	$2,030,947

Reconciliation of accumulated depreciation:
Balance at beginning of year	$(172,651)	$(144,829)	$(132,925)
Depreciation expense	(39,071)	(39,921)	(37,684)
Cost of real estate sold/written off	15,571	12,099	25,780
Balance at end of year	$(196,151)	$(172,651)	$(144,829)

Aggregate cost for federal income tax purposes	$1,436,618	$1,887,755	$1,999,063

SCHEDULE IV
Equity One, Inc.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2008

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of period	$-	$4,700	$10,381
Additions during period:
New loans	-	-	-
Reductions during period:
Collection of principal	-	(4,700)	(5,681)
Balance at end of period	$-	$-	$4,700

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

E-1