Form 10-Q
period 2009-03-31
EQUITY ONE, INC.
filed 2009-05-11
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐  N/A ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company”.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Applicable only to Corporate Issuers:

As of the close of business on May 5, 2009, 86,301,753 shares of the Company's common stock, par value $0.01 per share, were outstanding.

EQUITY ONE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008
(In thousands)

	March 31, 2009	December 31, 2008
ASSETS
Properties:
Income producing	$2,290,026	$1,900,513
Less: accumulated depreciation	(206,895)	(196,151)
Income-producing property, net	2,083,131	1,704,362
Construction in progress and land held for development	73,677	74,371
Properties, net	2,156,808	1,778,733

Cash and cash equivalents	3,183	5,355
Accounts and other receivables, net	8,052	12,209
Investment and advances in real estate joint ventures	11,724	11,745
Marketable securities	73,990	160,585
Goodwill	11,845	11,845
Other assets	104,467	55,791
TOTAL ASSETS	$2,370,069	$2,036,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes Payable
Mortgage notes payable	$629,288	$371,077
Unsecured revolving credit facilities	10,000	35,500
Unsecured senior notes payable	627,431	657,913
	1,266,719	1,064,490
Unamortized/unaccreted premium (discount) on notes payable	(25,340)	5,225
Total notes payable	1,241,379	1,069,715
Other liabilities
Accounts payable and accrued expenses	29,344	27,778
Tenant security deposits	9,783	8,908
Deferred tax liabilities, net	54,903	1,409
Other liabilities	45,388	17,966
Total liabilities	1,380,797	1,125,776
Commitments and contingencies
Equity:
Stockholders’ equity of Equity One
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued
Common stock, $0.01 par value – 100,000 shares authorized 76,655 and 76,198 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	769	762
Additional paid-in capital	977,515	967,514
Distributions in excess of retained earnings	(15,926)	(36,617)
Contingent consideration	323	-
Accumulated other comprehensive income (loss)	404	(22,161)
Total stockholders’ equity of Equity One	963,085	909,498

Noncontrolling interest	26,187	989
Total stockholders' equity	989,272	910,487

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,370,069	$2,036,263

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
REVENUE:
Minimum rent	$53,215	$47,975
Expense recoveries	14,423	13,664
Percentage rent	1,140	1,449
Management and leasing services	550	183
Total revenue	69,328	63,271
COSTS AND EXPENSES:
Property operating	18,922	16,067
Rental property depreciation and amortization	15,291	11,764
General and administrative	12,256	6,885
Total costs and expenses	46,469	34,716
INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	22,859	28,555
OTHER INCOME AND EXPENSE:
Investment income	2,057	6,162
Equity in real estate joint ventures	(7)	-
Other income	1,050	42
Interest expense	(19,563)	(15,982)
Amortization of deferred financing fees	(444)	(429)
Gain on acquisition of controlling interest in subsidiary	26,866	-
(Loss) on sale of real estate	-	(42)
Gain on extinguishment of debt	8,691	2,380
INCOME FROM CONTINUING OPERATIONS BEFORE TAX DICONTINUED OPERATIONS:	41,509	20,686
Income tax benefit of taxable REIT subsidiaries	639	83
INCOME FROM CONTINUING OPERATIONS:	$42,148	$20,769
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	31	85
Gain on disposal of income producing properties	1,178	-
Income from discontinued operations	1,209	85
NET INCOME	$43,357	$20,854
Net loss attributable to noncontrolling interest	476	-
NET INCOME ATTRIBUTABLE TO EQUITY ONE	$43,833	$20,854

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.55	$0.28
Discontinued operations	0.02	-
	$0.57	$0.28
Number of Shares Used in Computing Basic Earnings per Share	76,764	73,324

EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$0.54	$0.28
Discontinued operations	0.02	-
	$0.56	$0.28
Number of Shares Used in Computing Diluted Earning per Share	77,410	73,499

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Other Comprehensive Income
For the three months ended March 31, 2009 and 2008
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

NET INCOME	$43,357	$20,854

OTHER COMPREHENSIVE INCOME:
Net unrealized holding gain (loss) on securities available for sale	3,641	(10,533)
Reclassification adjustment for loss on sale of securities and cash flow hedges included in net income	18,773	15
Net realized gain of interest rate contracts included in net income	131	196
Net amortization of interest rate contracts	20	23
Other comprehensive income adjustment	22,565	(10,299)

COMPREHENSIVE INCOME	$65,922	$10,555

Comprehensive loss attributable to noncontrolling interest	476	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE	$65,446	$10,555

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity
For the three months ended March 31, 2009
(In thousands)
(Unaudited)

	Equity One Stockholders Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Contingent consideration	Total Equity

BALANCE, DECEMBER 31, 2008	$762	$967,514	$(36,617)	$(22,161)	$-	$-	$909,498

Cumulative effect of change in accounting principle	-	-	-	-	989	-	989

BALANCE, JANUARY 1, 2009	762	967,514	(36,617)	(22,161)	989	-	910,487

Issuance of common stock	12	12,249	-	-	-	-	12,261

Stock issuance cost	-	(25)	-	-	-	-	(25)

Share-based compensation expense	-	3,196	-	-	-	-	3,196

Common stock repurchases	(5)	(5,420)	-	-	-	-	(5,425)

Net income/(loss)	-	-	43,833	-	(476)	-	43,357

Dividends paid on common stock	-	-	(23,142)	-	-	-	(23,142)

Dividends received by noncontrolling interest on EQY common stock holdings	-	-	-	-	28	-	28

Distributions of income to noncontrolling interest	-	-	-	-	(28)	-	(28)

Acquisition of DIM, Vastgoed N.V.	-	-	-	-	25,795	323	26,118

Purchase of subsidiary shares from noncontrolling interest	-	1	-	-	(121)	-	(120)

Other comprehensive income adjustment	-	-	-	22,565	-	-	22,565

BALANCE, MARCH 31, 2009	$769	$977,515	$(15,926)	$404	$26,187	$323	$989,272

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Cash Flows
 For the three months ended March 31, 2009 and 2008
 (In thousands)
 (Unaudited)

	Three months ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$43,357	$20,854
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(516)	(271)
Amortization of below market lease intangibles	(1,525)	(1,109)
Equity in income of joint ventures	7	-
Amortization of premium on investments held for sale	(173)	-
Gain on acquisition of DIM Vastgoed	(26,866)	-
Income tax benefit of taxable REIT subsidiaries	(639)	-
Provision for losses on accounts receivable	1,019	646
Amortization of discount/premium on notes payable	591	(538)
Amortization of deferred financing fees	444	429
Rental property depreciation and amortization	15,689	11,796
Stock-based compensation	3,196	1,634
Amortization of derivatives	20	23
(Gain)/loss on disposal of real estate and income-producing properties	(1,178)	42
Gain on extinguishment of debt	(8,691)	(2,380)
Changes in assets and liabilities:
Accounts and other receivables	4,948	(65)
Other assets	(7,282)	(6,987)
Accounts payable and accrued expenses	2,415	(4,258)
Tenant security deposits	(51)	(199)
Other liabilities	(3,071)	6,227
Net cash provided by operating activities	21,694	25,844

INVESTING ACTIVITIES:
Additions to and purchases of rental property	(2,238)	(4,703)
Land held for development	(3,410)	(82)
Additions to construction in progress	-	(4,902)
Proceeds from disposal of real estate and rental properties	1,644	514
Decrease in cash held in escrow	-	46,226
Increase in deferred leasing costs	(972)	(2,222)
Advances to joint ventures	15	-
Investment in consolidated subsidiary	(916)	-
Proceeds from repayment of notes receivable	-	8
Proceeds from sale of securities	72,048	250
Cash used to purchase securities	(10,719)	(51)
Net cash provided by investing activities	55,452	35,038

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Cash Flows
 For the three months ended March 31, 2009 and 2008
 (In thousands)
 (Unaudited)

	Three months ended March 31,
	2009	2008
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(3,986)	$(2,742)
Net (repayments) borrowings under revolving credit facilities	(26,770)	(12,500)
Repayment of senior debt	(21,827)	(24,996)
Proceeds from issuance of common stock	-	234
Repurchase of stock	(5,425)	-
Stock issuance cost	(25)	-
Cash dividends paid to stockholders	(23,142)	(22,191)
Net cash used in financing activities	(81,175)	(62,195)

Net (decrease) increase in cash and cash equivalents	(4,029)	(1,313)
Cash and cash equivalents through acquisition	1,857
Cash and cash equivalents at beginning of the period	5,355	1,313
Cash and cash equivalents at end of the period	$3,183	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $315 and $790 in 2009 and 2008, respectively)	$2,934	$20,162
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain (loss) on securities	$10,312	$(10,533)
Change in fair value of hedges	$-	$-

Net cash paid for the acquisition od DIM is as follows:
Income producing properties	$387,325	$-
Intangible assets	42,267	-
Other assets	4,858	-
Mortgage notes payable	(230,969)	-
Secured revolving credit facility	(1,270)	-
Below market leases	(31,584)	-
Deferred tax liability	(54,165)	-
Other liabilities	(4,097)	-
Net noncash assets acquired	112,365	-
Previous equity interest	(36,124)	-
Issuance common stock of Equtiy One (866,373 shares)	(12,233)	-
Contingent consideration	(323)	-
Noncontrolling interest in DIM	(25,795)	-
Gain on acquisition of DIM Vastgoed	(38,925)	-
Cash acquired	1,857	-
Net cash paid for acquisition	$822	$-

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

1.	Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by leading supermarkets, drug stores or discount retail store chains.  As of March 31, 2009, our consolidated property portfolio comprised 181 properties, including 167 shopping centers consisting of approximately 19.0 million square feet of gross leasable area (“GLA”), four development/redevelopment properties, six non-retail properties and four parcels held for development. Included in our portfolio at March 31, 2009 are 21 shopping centers consisting of approximately 2.6 million square feet of GLA owned by DIM Vastgoed, N.V. (“DIM”), a company organized under the laws of the Netherlands in which Equity One acquired a controlling interest on January 14, 2009. As of March 31, 2009, our core portfolio, which does not include DIM was 91.5% leased and included national, regional and local tenants. In addition, we currently own a 10% interest in GRI-EQY I, LLC (“GRI Venture”), which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA as of March 31, 2009.  The GRI joint venture properties were 94.7% leased at March 31, 2009.  Additionally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC (“DRA Venture”) which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of March 31, 2009.  The DRA Venture’s properties were 65% leased at March 31, 2009.

As noted above, we acquired a controlling interest in DIM in the first quarter of 2009. DIM is a public company, the shares of which are listed on the NYSE Euronext Amsterdam stock exchange. We acquired our controlling stake by means of a stock exchange (the “DIM Exchange”) with another DIM shareholder that resulted in us increasing our voting control over DIM’s outstanding ordinary shares to 74.6% and an economic interest of 65%. Prior to this acquisition, we accounted for our 48% interest in DIM on December 31, 2008 as an available-for-sale security.  As part of this acquisition, we acquired net assets of $114.2 million, with a noncontrolling interest of $25.8 million, at a bargain purchase gain of $26.9 million. We are in the process of finalizing valuations of certain assets and liabilities; thus these provisional measurements are subject to change. The results of DIM’s operations have been included in our financial statements for the first quarter of 2009. A pro forma consolidated statement of operations has not been presented because it is impracticable to prepare such information.  Please refer to Note 7 for a complete description of the transaction and for additional detail on the accounting of this transaction in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”).

Basis of Presentation

The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries, DIM and those other entities where we have financial and operating control. As noted above, we did not consolidate DIM until the quarter ended March 31, 2009 when we acquired a majority stake in DIM; accordingly,  no prior period amounts are presented for DIM.

Equity One, Inc. and its subsidiaries, are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms.  All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.

The condensed consolidated financial statements included in this report are unaudited.  In our opinion, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for a full year.

Our unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information included in our annual financial statements and notes. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

On January 1, 2009, we adopted the provisions of FAS 160. The provisions of  FAS 160 establish accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary. FAS 160 is being applied prospectively, except for the provisions related to the presentation of noncontrolling interests in the statement of stockholders’ equity. As of both March 31, 2009 and December 31, 2008, noncontrolling interests of $989,000 have been classified as a component of equity in the consolidated balance sheets. For the three months ended March 31, 2009, net loss attributable to noncontrolling interests of $476,000, is included in net income. Earnings per share has not been affected as a result of the adoption of FAS 160.

On January 1, 2009, we adopted FSP No. EITF 03-6-1. The provisions of FSP No. EITF 03-6-1 require that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents (such as shares of restricted stock granted by us) be considered participating securities. Because the awards are participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”). The retrospective application of the provisions of FSP No. EITF 03-6-1 did not have a material change on any prior-period earnings per share amounts previously reported or on the three months ended March 31, 2009.

The accompanying 2008 condensed consolidated financial statements and the 2008 financial information have been retrospectively adjusted so that the basis of presentation is consistent with that of the 2009 financial information. This retrospective adjustment  reflects (i) the adoption of FASB No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“FAS 160”), and (ii) the adoption of FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”).

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

Many of the lease agreements contain provisions that require the payment of additional rents based on the respective tenant’s sales volume (contingent or percentage rent) and substantially all contain provisions that require reimbursement of the tenant’s share of real estate taxes, insurance and common area maintenance costs, or CAM.  Revenue based on a percentage of tenant’s sales is recognized only after the tenant exceeds their sales breakpoint.  Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments.  The computation of this allowance is based on an assessment of the tenant’s payment history and current credit quality using the specific identification method.

We recognize gains or losses on sales of real estate in accordance with FASB Statement No. 66 Accounting for Sales of Real Estate (“FAS 66”).  Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing involvement with the property.  The sales of income producing properties where we do not have a continuing involvement are presented in the discontinued operations section of our condensed consolidated statements of operations.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

We are engaged by two joint ventures to provide asset management, property management, leasing, construction and similar services with respect to the ventures’ respective assets.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Properties

Income-producing properties are stated at cost, less accumulated depreciation and amortization. All costs related to acquisitions are expensed when incurred.

Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and improvements, the minimum lease term or economic useful life for tenant improvements (whichever is shorter), and five to seven years for furniture and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred.  Significant renovations and improvements that improve or extend the useful life of assets are capitalized.  The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives accounted for over the revised remaining useful life.

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

Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to that portion of actual costs incurred.  Total interest expense capitalized to construction in progress and land held for development was $315,000 and $790,000 for the three months ended March 31, 2009 and 2008, respectively.

Business Combinations

On January 1, 2009, we adopted the provisions of FAS 141R (revised 2007) and are applying such provisions prospectively to business combinations that have an acquisition date of January 1, 2009 or thereafter. FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, FAS 141R requires that changes in the amount of acquired tax attributes be included in our results of operations.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

While FAS 141R applies only to business combinations with an acquisition date after its effective date, the amendments to FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), with respect to deferred tax valuation allowances and liabilities for income tax uncertainties, have been applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. We have applied the provisions of FAS 141R to the DIM Stock Exchange, resulting in the consolidation of DIM in our financial statements for the 2009 first quarter. Please refer to Note 7 for detailed description of the transaction, the consideration paid, the net assets acquired and the bargain purchase gain recorded. Additionally, when we purchase real estate properties, we allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of FAS 141R.

Our initial fair value purchase price allocations may be refined as additional information regarding fair values of the assets acquired and liabilities assumed is received. We allocate the purchase price of the acquired properties to land, building, improvements and intangible assets.  There are four categories of intangible assets to be considered:  (1) in-place leases; (2) above and below-market value of in-place leases; (3) lease origination costs and (4) customer relationships.  The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above.  The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized (unaccreted) amounts relating to that lease would be written off.

Land is valued utilizing the sales comparison (market) approach to value. Using the sales comparison approach, we developed the value by comparing the subject property to similar, recently sold properties in the surrounding or competing area.

The “as if vacant” value of the building improvements is calculated using two approaches to value: (1) a cost approach utilizing the current replacement cost; and (2) an income approach under a hypothetical go-dark scenario. The go-dark income approach is a residual approach to valuing the building improvements as if vacant and serves as a relevant check against the depreciated replacement cost calculated via the cost approach.

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

Above-market and below-market in-place lease values for acquired properties are computed based on the present value of the difference between the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and our estimate of fair market lease rates for the property or comparable property, measured over a period equal to the remaining contractual lease period.  The value of above-market lease assets is amortized as a reduction of rental income over the remaining terms of the respective leases.  The value of below-market lease liabilities is accreted as an increase to rental income over the remaining terms of the respective leases.

Lease origination costs consist of leasing commissions, legal, and marketing expenses. Each of these items is valued by first estimating the prevailing market cost associated with each in-place lease and then calculating a theoretical remaining unamortized portion of this expense, based on straight-line amortization and depreciation. Because lease origination costs are “sunk” at the outset of the lease, the unamortized portion is not subject to discounting.

We evaluate business combinations to determine the value, if any, of customer relationships separate from customer contracts (leases).  Other than as discussed above, we have determined that our real estate properties do not have any other significant identifiable intangibles assets or liabilities.

The results of operations of acquired properties are included in our financial statements as of the dates they are acquired.  The intangibles associated with property acquisitions are included in other assets and other liabilities in our condensed consolidated balance sheets.  In the event that a tenant terminates its lease, all unamortized costs are written-off as a charge to income statement. The adoption of the provisions of FAS 141R did not affect our historical consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Investments in Joint Ventures

We analyze our joint ventures and other investments under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51 (“ARB No. 51”), as well as EITF No. 04-5, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) and the American Institute of Certified Public Accountants (AICPA) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”) in accordance with FIN 46R, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity.

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

Noncontrolling Interest

In December 2007, the FASB issued FAS 160 to improve the relevance, comparability, and transparency of the financial information by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We have adopted these standards as of January 1, 2009 on a prospective basis and have retrospectively applied the presentation and disclosure requirements for all periods presented herein. See Note 8 for more information regarding the effects of this statement on current period results and the retrospective presentation and disclosure of prior periods.

Properties Held for Sale

Under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the definition of a component of an entity, assuming no significant continuing involvement, requires that income-producing properties that are sold or classified as held-for-sale be accounted for as discontinued operations.  Accordingly, the results of operations of income-producing properties disposed of or classified as held-for-sale for which we have no significant continuing involvement are reflected as discontinued operations.  Given the nature of real estate sales contracts, it is customary for such contracts to allow potential buyers a period of time to evaluate the property prior to becoming committed to its acquisition.  In addition, certain conditions to the closing of a sale, such as financing contingencies, etc., often remain following the completion of the buyer’s due diligence review.  As a result, properties under contract may not close within the expected time period, or may not close at all.  However, notwithstanding these conditions, if we determine that the property meets the criteria of FAS 144 and is likely to close within the specified time requirements, we classify a property as “discontinued operations” following completion of the buyer’s due diligence review.  Otherwise, if we are unable to make such a determination, we do not classify a property as “discontinued operations” until all buyer contingencies are removed or it is sold.

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
March 31, 2009
(Unaudited)

Cash and Cash Equivalents

We consider liquid investments with a purchase date life to maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable include amounts billed to tenants and accrued expense recoveries due from tenants.  We evaluate the probability of collection for these receivables and adjust the allowance for doubtful accounts to reflect amounts estimated to be uncollectible.  The allowance for doubtful accounts was approximately $3.8 million and $3.1 million at March 31, 2009 and December 31, 2008, respectively.

Securities

Our investments in securities are classified as available-for-sale and recorded at fair value based on current market prices. Temporary changes in the fair value of the equity and debt investments are included on our consolidated balance sheets in accumulated other comprehensive income (loss).  If a decline in fair value is other than temporary, then impairment is recognized in earnings and in retained earnings. We evaluate our investments in available-for-sale securities for other than temporary declines each reporting period in accordance with applicable accounting standards.

During the three months ended March 31, 2009, $54.4 million of short term debt securities matured and $17.3 million were sold at a net loss of $43,000. As of March 31, 2009, our total investment in these debt securities, which have various maturities through January 2010 and are classified as available-for-sale, was $60.9 million.  Interest earned on these securities was $1.4 million during the three months ended March 31, 2009.

During the three months ended March 31, 2009, we purchased 2.1 million shares of various REIT equity securities.  As of March 31, 2009, our total investment in these REIT securities, which are classified as available-for-sale, was $12.8 million.

The following table reflects the fair value of our investments, together with the realized losses and unrealized losses that are not deemed other-than-temporarily impaired:

	March 31,			December 31,
	2009			2008
	(In thousands)			(In thousands)

	Fair	Realized	Unrealized	Fair	Realized	Unrealized
Investment	Value	(Loss)	(Loss)/Gain	Value	(Loss)	Loss
Equity securities	$13,074	$-	$1,880	$32,210	$(33,171)	$(16,446)
Debt securities	60,916	(43)	(750)	128,375	-	(4,838)
	$73,990	$(43)	$1,130	$160,585	$(33,171)	$(21,284)

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled approximately $11.8 million at March 31, 2009.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in our relationships with significant tenants.

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

Use of Derivative Financial Instruments

We account for derivative and hedging activities in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted.  These accounting standards require us to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the consolidated balance sheets as assets or liabilities, depending on our rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of cash flow hedges, are recognized in earnings in the current period.

We do not enter into derivative instruments for speculative purposes.  We typically require that the hedges or derivative financial instruments be effective in managing the interest rate or other risk exposure that they are designated to hedge.  For interest rate hedges, effectiveness is essential to qualify for hedge accounting.  Hedges that meet these hedging criteria are formally designated as such at the inception of the contract.  When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, resulting in  ineffectiveness, the change in the fair value of the derivative instrument will be included in earnings.  Additionally, any derivative instrument used for risk management that becomes ineffective is marked-to-market each period. We believe that our credit risk has been mitigated by entering into these agreements with major financial institutions.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
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

On March 24, 2004, concurrently with the issuance of the $200.0 million 3.875% senior unsecured notes, we entered into a $100 million notional principal variable rate interest swap with an estimated fair value of approximately $925,000 as of March 31, 2009.  This swap converted fixed rate debt to variable rate based on the 6 month LIBOR in arrears plus 0.4375%, and was settled by us when it matured on April 15, 2009.

Earnings Per Share

Earnings per share is accounted for in accordance with FASB Statement No. 128, “Earnings per Share” (“FAS 128”), which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations.  Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. We calculate the dilutive effect of share-based payments arrangements using the treasury stock method. This method assumes that the proceeds we receive from the exercise of stock options and non-vested stock are used to repurchase common shares in the market. The adoption of FASB Statement No. 123(R), Share-Based Payment, requires that we include, as assumed proceeds, the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options and vesting of the restricted shares.

In June 2008, the FASB issued FSP No. EITF 03-6-1, which clarifies that unvested share-based payment awards that entitle their holders to receive non-forfeitable dividends, such as our restricted stock awards, are considered “participating securities.”  As participating securities, our shares of restricted stock will be included in the calculation of basic earnings per share.  Because the awards are considered participating securities under FASB Statement No. 128, Earnings per Share, we are required to apply the two-class method of computing basic and diluted earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders.  Under the two-class method, earnings for the period are allocated between common shareholders and other security holders, based on their respective rights to receive dividends.

FSP No. EITF 03-6-1 requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. The adoption of FSP EITF No. 03-6-1 did not result in a material change to our previously reported basic EPS and diluted EPS for the three months ended March 31, 2008 and did not result in a material change to earnings per share for the three months ended March 31, 2009.

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Historically, the only provision for federal income taxes in our condensed consolidated financial statements relates to our consolidated taxable REIT subsidiaries (“TRSs”). During the three months ended March 31, 2009, our TRSs provided a net income tax benefit of $639,000.

Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate tax based on its operations in the United States. In 2008, DIM did not pay any U.S. income tax, which reflected the benefit of net operating loss carry forwards (“NOLs”) in previous years. As of March 31, 2009, DIM has NOLs of $10.4 million remaining.

In June 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  In summary, FIN 48 requires that all tax positions subject to FASB Statement No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach.  The first step requires an entity to determine if a tax position would more likely than not be sustained upon examination.  In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement.  FIN 48 was effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.

We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for income tax liabilities are adequate for all years still subject to tax audits after 2005.

Share-Based Payment

The following table reports share-based payment expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Restricted stock	$2,052	$1,164
Stock options	1,139	466
Employee stock purchase plan discount	4	3
Total cost	3,195	1,633
Less amount capitalized	(61)	(114)
Net share based payment expense	$3,134	$1,519

Restricted stock and option expense includes amounts for which vesting was accelerated under separation agreements.  Discounts offered to participants under our 2004 Employee Stock Purchase Plan represent the difference between market value of our stock on the purchase date and purchase price of shares as provided under the plan.  A portion of share-based compensation cost is capitalized as part of property-related assets.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Segment Information

Our properties are community and neighborhood shopping centers located predominantly in high-growth and high-barrier to entry markets in the southern and northeastern United States.  Each of our centers is a separate operating segment, all of which have characteristics so similar that they are expected to have essentially the same future prospects and have, therefore, been aggregated and reported as one reportable segment.  No individual property constitutes more than 10% of our consolidated revenue, net income or assets.  The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance.  In addition, no shopping center is located outside the United States.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent.  Further, the impact may be magnified if the tenant is renting space in multiple locations.  Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us.  We regularly monitor our tenant base to assess potential concentrations of credit risk.  As of March 31, 2009, Publix Super Markets accounted for over 10%, or approximately $18.1 million, of our aggregate annualized minimum rent.  As of March 31, 2009, no other tenant accounted for over 5% of our annualized minimum rent.

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS 141R, which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill or bargain gain, and any noncontrolling interest in the acquiree. FAS 141R will require us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred, and does not permit certain restructuring activities to be recorded as a component of purchase accounting as previously allowed under EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. FAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the first annual reporting period beginning on or after December 15, 2008 and must be applied prospectively to business combinations completed on or after that date. We have adopted FAS 141R as of January 1, 2009, as required. We have determined the effect that the adoption of FAS 141R will have on our consolidated financial statements, and the effect will generally be limited to acquisitions in 2009, except for certain tax treatments of previous acquisitions. FAS 141R amended FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), and FIN 48. Previously, FAS 109 and FIN 48, generally required post-acquisition adjustments to business combination related deferred tax asset valuation allowances and liabilities related to uncertain tax positions to be recorded as an increase or decrease to goodwill. FAS 141R does not permit this accounting and generally will require any such changes to be recorded in current period income tax expense. Thus, because FAS 141R has been adopted, all changes to valuation allowances and liabilities related to uncertain tax positions established in acquisition accounting (whether the combination was accounted for under FAS 141 or FAS 141R) are recognized in current period income tax expense.

In December 2007, the FASB issued FAS 160 to improve the relevance, comparability, and transparency of the financial information by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We have adopted this standard as of January 1, 2009 on a prospective basis and have retrospectively applied the presentation and disclosure requirements for all periods presented herein.

In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“FAS 161”). FAS 161 expands the disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. FAS 161 is effective for fiscal years beginning after December 1, 2008. The impact of adoption of FAS 161 did not have a material effect on our consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, ‘‘Effective Date of FASB Statement No. 157’’ which permitted a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, we adopted SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the financial statements. The provisions of SFAS 157 will be applied at such time as fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

3.	Property Dispositions

The following table provides a summary of property disposition activity during the three months ended March 31, 2009:

Date	Property	City, State	Area	Gross Sales Price	Gain / (loss) on Sale
			(In acres)	(In thousands)

March 31, 2009	Winchester Outparcel	Huntsville, AL	1.3	$920	$626

March 31, 2009	Waterstone Outparcel	Homestead, FL	0.6	788	552

	Total			$1,708	$1,178

As of March 31, 2009, there were no properties held for sale. The summary below of selected operating results for all previously disposed properties and current period dispositions disposed are as follows for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Rental Revenue	$37	$130
Expenses
Property operating expenses	5	13
Rental property depreciation and amortization	1	32
Gain (loss) on disposal of income producing property	1,178	-
Operations of income producing properties sold or held for sale	$1,209	$85

4.	Investments in Joint Ventures

As of March 31, 2009, our investment in unconsolidated joint ventures, which is presented net of the deferred gain associated with the disposition of assets to the GRI Venture, was $8.4 million for the GRI Venture and $2.8 million for the DRA Venture. We own a 10% interest in the GRI Venture, which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA, and a 20% interest in the DRA Venture, which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA.

Equity in losses from these joint ventures totaled $7,000 for the three months ended March 31, 2009, and fees paid to us associated with these joint ventures totaled approximately $396,000 for the three months ended March 31, 2009.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

5.	Borrowings

The following table is a summary of our mortgage notes payable balances for periods ended March 31, 2009 and December 31, 2008:

Mortgage Notes Payable	March 31,	December 31,
	2009	2008
	(In thousands)
Fixed rate mortgage loans	$629,288	$371,077

The weighted average interest rate of the mortgage notes payable at March 31, 2009 and December 31, 2008 was 6.8% and 7.2%, respectively, excluding the effects of the net premium adjustment.

At March 31, 2009, our consolidated fixed rate mortgage loans include 22 mortgage loans related to DIM with a face value of $262.5 million.  In accordance with purchase accounting under FAS 141R, we are required to record these mortgages at fair value using a current market interest rate for this acquired debt.  Based on current market conditions, we determined the fair market value of these mortgages at our acquisition date was $231.3 million, resulting in a fair market value adjustment of $31.3 million that will be amortized into interest expense over the remaining lives of these mortgages.  The weighted average lives to maturity on these mortgages was 5.0 years as of March 31, 2009.  Refer to Note 7 for additional detail on the methods used to fair value assets and liabilities of DIM.

Our unamortized premium (discount) on our mortgage notes payable and unsecured senior notes payable at March 31, 2009 and December 31, 2008 consists of the following:

Unamortized premium / (discount)	March 31,	December 31,
	2009	2008
	(In thousands)

Mortgage notes payable	$(24,293)	$6,360
Unsecured senior notes payable	(1,047)	(1,135)
	$(25,340)	$5,225

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Our outstanding unsecured senior notes and the fair value of our interest rate swap at March 31, 2009 and December 31, 2008 consist of the following:

Unsecured Senior Notes Payable	March 31,	December 31,
	2009	2008
	(In thousands)

3.875% Senior Notes, due 04/15/09	$171,630	$176,185
Fair value of interest rate swap	926	949
7.840% Senior Notes, due 01/23/12	10,000	10,000
5.375% Senior Notes, due 10/15/15	111,570	117,000
6.25% Senior Notes, due 01/15/17	104,130	115,000
6.00% Senior Notes, due 09/15/16	106,500	106,500
6.00% Senior Notes, due 09/15/17	122,675	132,279
	$627,431	$657,913

On March 24, 2004, we swapped $100.0 million notional principal of the $200.0 million, 3.875% senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%. Subsequent to quarter end, we repaid the $171.6 million principal amount of 3.875% senior notes that remained outstanding and settled the related interest rate swap. The weighted average interest rate of our unsecured senior notes at March 31, 2009 and December 31, 2008 was 5.62% and 5.66%, respectively, excluding the effects of the interest rate swap and net premium adjustment. During the three months ended March 31, 2009, we purchased $30.5 million of our outstanding unsecured senior notes, with varying maturities which generated a gain on the early extinguishment of debt of $8.7 million.

The following table provides a summary of our unsecured revolving lines of credit balances at March 31, 2009 and December 31, 2008:

Unsecured revolving credit facilities	March 31,	December 31,
	2009	2008
	(In thousands)

Wells Fargo	$10,000	$35,500
City National Bank	-	-
	$10,000	$35,500

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

In October 2008, we amended and restated our unsecured revolving credit facility with a syndicate of banks for which Wells Fargo Bank, National Association is the sole lead arranger and administrative agent as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  The facility expires October 17, 2011 with a one-year extension option.

The facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, fixed charge coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility.

If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends.  The interest rate in effect at March 31, 2009 was 3.25%.  The facility also provides for the issuance of letters of credit, of which there were $12.7 million issued at March 31, 2009.

We also have a $15.0 million unsecured credit facility with City National Bank of Florida, on which there was no outstanding balance as of March 31, 2009 and December 31, 2008. This facility also provides for the issuance of $527,000 in outstanding letters of credit. In addition, we also have a $55,000 outstanding secured letter of credit with Bank of America.

As of March 31, 2009, the availability under the various credit facilities was approximately $218.8 million, net of outstanding balances and letters of credit and subject to the covenants in the loan agreement.

6. Earnings Per Share

Earnings per share is accounted for in accordance with FAS 128, which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations.  Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

As indicated in the summary of accounting policies in Note 1, FSP No. EITF 03-6-1, requires that we apply the two-class method of computing basic and diluted earnings per share for those securities, which are considered participating securities.  The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders.  Under the two-class method, earnings for the period are allocated between common stockholders and other security holders, based on their respective rights to receive dividends.

As described in Note 7, the DIM Exchange Agreement (as defined in Note7) provides that we acquire from a third party an additional 766,573 common shares, or 9.4% of the outstanding ordinary shares of in exchange for 536,601 shares of our common stock, depending on the market price at the time that the conditions to closing are satisfied. The estimated fair value of the DIM Exchange Agreement as of the acquisition date of January 14, 2009 is approximately $323,000 and is classified as contingent consideration in stockholders’ equity.  For calculating diluted earnings per share, however, we are required to consider the dilutive effect issuing of the DIM Exchange Agreement, which would require us to issue the additional 536,601 of our common stock shares. In addition, to appropriately present the dilutive nature of the DIM Exchange Agreement, we must reflect the incremental ownership and income we would receive if these shares were issued and exchanged for the DIM ordinary shares.  Accordingly, we are required to adjust our basic income used in our EPS calculation for the incremental gain or (loss) attributable to our increased ownership, as well as adjust our weighted average shares to include the additional shares issuance.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Income from continuing operations	$42,148	$20,769
Net loss attributable to noncontrolling interest	476	-
Allocation of undistributed earnings to unvested restricted share awards	(99)	(172)
Allocation of earnings associated with contingent DIM shares	(128)	-
Income from continuing operations attributable to Equity One	$42,397	$20,597
Income from discontinued operations	1,209	85
Net income available to common stockholders - basic and diluted	$43,606	$20,682

Weighted Average Shares Outstanding — Basic	76,764	73,324
Walden Woods Village, Ltd	94	94
Restricted stock using the treasury method	69	35
Stock options using the treasury method	30	46
Contingent shares to be issued for DIM stock	453	-
Subtotal	646	175

Diluted earnings per share - weighted average shares	77,410	73,499

7. Acquisition of Controlling Interest in DIM Vastgoed N.V

On January 14, 2009 (the “Acquisition Date”) in accordance with the Stock Exchange Agreement between us and Homburg Invest Inc. and Homburg (Neth) Beheer B.V. (collectively, “Homburg”), dated January 9, 2009 (the “DIM Exchange Agreement”), we acquired ownership of 15.1% of the outstanding DIM ordinary shares in exchange for 866,373 shares of our common stock. As previously disclosed, DIM is a public company organized under the laws of the Netherlands, which operates a portfolio of 21 shopping center properties comprising approximately 2.6 million square feet in the southeastern United States.  In addition, we obtained from Homburg voting rights with respect to an additional 9.4 % of the outstanding DIM ordinary shares over which Homburg has voting power but does not currently own (the “Future Shares”) resulting, together with the 65.2% of DIM ordinary shares owned by us, in voting control over 74.6% of the outstanding DIM ordinary shares. Prior to the Acquisition Date, we accounted for our 48% interest in DIM on December 31,2008 as an available-for-sale security because of our inability to exert significant influence over DIM’s operating or financial policies and, based on DIM’s organizational and capital structure, we were unable to participate in the affairs of DIM’s supervisory board. Subsequent to the acquisition of the above referenced shares and voting rights, our management determined that we had obtained sufficient ownership to exert control over DIM and, as a result consolidated  DIM as of the Acquisition Date in accordance with FAS 141R.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

The DIM Exchange Agreement provides for us to acquire from Homburg the Future Shares, if and when Homburg has acquired ownership thereof, in consideration for 536,601 shares of our common stock or, at our option, $11.50 per share in cash adjusted for any dividends paid on our shares and the Future Shares. The fair value of the Future Shares transaction of $323,000 was determined using Monte-Carlo simulation methodology to estimate fair values of the securities involved. These valuations of the securities considers various assumptions, including time to maturity, applicable market volatility factors, and current market and selling prices for the underlying securities which are traded on the open market. The value of the DIM Exchange Agreement of approximately $323,000 will be classified as contingent consideration within stockholders equity until consummation of the Future Shares acquisition.

This contingent stock exchange requires us to issue Homburg 536,601 shares of our common stock in exchange for 766,573 of DIM's ordinary shares if our common stock is trading below $20.00.  Likewise, the contingent stock exchange requires Homburg to provide us with 766,573 DIM ordinary shares in exchange for 536,601 shares of our common stock if our stock is trading above $16.50. The Agreement provides for a time-sensitive cash settlement option, solely and absolutely at our discretion, that takes precedence over the aforementioned stock exchange. This cash settlement option provides us the ability to pay Homburg cash of $11.50 per DIM ordinary share, adjusted for a dividend formula that considers our dividend and DIM's dividend, if any.

The following table summarizes the Acquisition Date fair value of the consideration paid for the controlling interest in DIM (in thousands):

Acquisition Date Fair Value
(In Thousands)
Previous equity interest	$36,945
Value of our common stock exchange (866,373 shares)	12,234
Contingent consideration	323
Total	$49,502

Following the Acquisition Date, we recognized a loss of $12.1 million as a result of re-measuring to fair value our approximate 50% equity interest in DIM held before that date. The loss is included in the line item “Gain on acquisition of controlling interest in subsidiary” in the statement of operations for the three months ended March 31, 2009.  The fair value of the 866,373 shares of our Common Stock issued to Homburg under the DIM Exchange Agreement was determined on the basis of the closing market price on the New York Stock Exchange ($14.12 per share) of our Common Stock on the Acquisition Date.

We recognized approximately $3.9 million of acquisition related costs that were expensed as follows: (i) in connection with the other-than-temporary impairment loss recorded during the third quarter of 2008, approximately $2.2 million was expensed, (ii) during the fourth quarter of 2008 approximately $926,000 was recorded in general and administrative expense and (iii) during the quarter ended March 31, 2009 approximately $818,000 was recorded in general and administrative expense.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date. We are still in the process of finalizing valuations of certain assets and liabilities; thus, these provisional measurements are subject to change. See “Business Combinations” in Note 2 for the methods used to fair value the income producing properties and the related lease intangibles.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Perliminary Estimated Fair Values

(In thousands)
Income producing properties	$387,325
Cash and cash equivalents	1,858
Accounts and other receivables	1,809
Intangible assets	42,267
Other assets	3,049
Total assets acquired	$436,308

Mortgage notes payable	230,969
Secured revolving credit facility	1,270
Accounts payable and accrued expenses	1,081
Tenant security deposits	926
Below market leases	31,584
Deferred tax liability	54,165
Other liabilities	2,090
Total liabilities assumed	$322,085

Net assets acquired	$114,223

Noncontrolling interest in DIM	$25,795

The fair values of the acquired intangible assets, all of which have definite lives and will be amortized, were provisionally assigned as follows: approximately $8.2 million to leasing commissions with a remaining weighted-average useful life of approximately 9.1 years, approximately $3.0 million to above-market leases with a remaining weighted-average useful life of approximately 4.9 years, approximately $30.5 million to in-place leases with a remaining weighted-average useful life of approximately 7.6 years; and $600,000 to lease origination costs with a remaining weighted-average useful life of approximately 5.5 years.

The below-market lease intangible liability has a remaining weighted-average useful life of approximately 11.3 years.

The gross amount due for the accounts and other receivables is $2.6 million, of which $675,000 is expected to be uncollectible.

The fair value of the mortgage notes payable was determined by using present value techniques and appropriate market interest rates on a loan-by-loan basis. We are not guaranteeing, collateralizing or otherwise directly assuming DIM’s debt. In valuing the mortgage notes at each property, we considered the occupancy level, market location, physical property condition, the asset class, cash flow, the loan-to-value (“LTV”) ratio and other pertinent factors. Due to the current disruption in the credit markets and other adverse economic conditions, the range of possible borrowing costs can vary significantly. Our fair value approach considered market quotes for retail shopping center assets which were adjusted based on the underlying LTV ratios of the assets securing the loans. Using this approach we valued the mortgage notes acquired using market interest rates ranging from 6% to 12% per year.

The fair value of the noncontrolling interest in DIM was measured on the basis of the closing market price ($8.99 per share) of DIM ordinary shares on the Acquisition Date multiplied by 2.9 million ordinary DIM shares outstanding that we do not own.

The amounts of revenue, expense and net loss for DIM included in our condensed consolidated statement of operations for the period ending March 31, 2009 are as follows:

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Revenue, expenses and net loss
(In thousands)
Revenues	$10,306
Property operating expenses	(2,622)
Rental property depreciation & amortization	(4,455)
General and administrative	(460)
Interest expense	(4,891)
Other income (expense)	1
Income taxes	751

Noncontrolling interest’s share	$(476)
Our share of the net loss	$(894)

The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred.  As a result, we recognized a provisional gain of $26.9 million, which is included in the line item “Gain on acquisition of controlling interest in subsidiary” in our condensed consolidated statement of operations for the three months ended March 31, 2009. We are still in the process of finalizing valuations for certain assets and liabilities; thus, the provisional measurements disclosed in the table above acquisition and the net loss are subject to change.

The pro forma consolidated statement of operations information required by FAS 141R has not been presented due to it being impracticable to prepare such information DIM reports under International Financial Reporting Standards (“IFRS”) as adopted by the European Union which differs from US GAAP in, among other respects, the treatment of tenant improvements and lease incentives, capitalization of property improvements and the recognition of straight-line rental income. To properly reflect the adjustments required to present pro forma information, we would have to evaluate on a lease-by-lease basis the adjustments needed to properly recognize revenues and expenses for a period of at least two years as well as to recreate the historical basis of income producing properties, and the related intangibles and then accurately track their related amortization, depreciation, and write offs for a period of at least two years.  In addition to recreating these balance sheet changes and income statement changes, the tax effect of all changes would have to be recreated using GAAP to tax differences previously not tracked by DIM. As a result of these factors, we believe it is impracticable to gather, analyze, and compile pro forma financial information. Management will however reassess whether such disclosure continues to remain impracticable in our subsequent reporting periods.

8.	Noncontrolling Interest

Noncontrolling interests represent the portion of equity that we do not own in those entities that we consolidate as a result of having a controlling interest. In December 2007, FASB issued FAS 160, which, commencing with financial periods beginning after January 1, 2009, requires additional financial statement presentation and disclosure items which we have included in the accompanying financial statements.

We are involved in the following investment activities in which we have a controlling interest:

On January 1, 1999, Equity One (Walden Woods, Inc.), a wholly-owned subsidiary of ours, entered into a limited partnership as a general partner.  An income-producing shopping center (“Walden Woods Village”) was contributed by its owners (the “Minority Partners”), and we contributed 93,656 shares of our common stock (the “Walden Woods Shares”) to the limited partnership at an agreed-upon price of $10.30 per share.  Based on this per share price and the net value of property contributed by the Minority Partners, the limited partners received 93,656 partnership units.  We have entered into a redemption agreement with the Minority Partners whereby the Minority Partners can request that we purchase either their limited partnership units or any shares of common stock, which they received in exchange for their partnership units at a price of $10.30 per unit or per share at any time before January 1, 2014.  Because of the redemption agreement, we consolidate the accounts of the partnership with our financial statements.  We have also entered into a conversion agreement with the Minority Partners.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Under the conversion agreement, following notice, the Minority Partners can convert their partnership units into Walden Woods Shares. In addition, under the terms of the limited partnership agreement, the Minority Partners do not have an interest in the Walden Woods Shares except to the extent of dividends received by the partnership for the shares originally contributed by us.  The retrospective application FAS 160 required that the noncontrolling interest of $989,000 related to our Walden Woods partnership be reclassified to equity and be clearly identified, labeled, and presented as separate from our equity. Also, in previously issued financial statements, a preference in earnings has been allocated to the Minority Partners to the extent of the distributions declared. Under FAS 160, the dividend income received by the partnership on the original shares of our common stock that we contributed and the subsequent distribution thereof to the minority partners will be recognized in equity and not reflected in the consolidated statement of operations. This change has been presented retrospectively and will be prospectively applied.

We have controlling interests in two joint ventures that, together, own our Sunlake development project.  We have funded all of the acquisition costs, are required to fund any necessary development and operating costs, receive an 8% preferred return on our advances, have reimbursement rights of all capital outlays upon disposition of the property, and are entitled to 60% of the profits thereafter.  The minority partners are not required to make contributions and, to date, have not contributed any capital.  One joint venture is under development and the other mixed-use joint venture is nearing completion of construction and has commenced leasing. Noncontrolling interest will not be recorded until the equity in the property surpasses our capital expenditures and cumulative preferred return.

As of March 31, 2009, we owned 5,360,826 ordinary shares of DIM (or depository receipts related thereto), representing 65.2% of DIM’s total outstanding ordinary shares, and had voting control over an additional 766,573 ordinary shares, which, together with the shares owned, represent voting control over 74.6% of DIM’s total outstanding ordinary shares. Noncontrolling interest was recorded based on the noncontrolling market capitalization at the Acquisition Date and will be adjusted on a prospective basis for earnings attributable to the noncontrolling interest.

The following details the effects of changes in our ownership interests in our subsidiaries on our equity.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Net income attributable to Equity One, Inc.	$43,833	$20,854
Increase in our paid-in-capital for the purchase of 13,564 DIM common shares	1	-
Net transfers from noncontrolling interest	1	-
Change from net income attributable to Equity One, Inc. and transfers from noncontrolling interest	$43,834	$20,854

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

9.	Share-Based Payment Plans

As of March 31, 2009, we have awards outstanding under four share-based payment plans, including two plans that we assumed in connection with our merger with IRT Property Company in 2003.  While awards are outstanding under these plans, the Equity One 2000 Executive Incentive Compensation Plan is the primary plan under which current awards are granted.  The 2000 plan was adopted by our stockholders in June 2000 and amended in May 2002, July 2004 and June 2007.  The number of shares reserved for issuance under the plan is currently 8.5 million, of which approximately 3.3 million shares remain available for awards.

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

For options granted after the January 1, 2006 adoption of FAS Statement No. 123R, Shared-Based Payment, we used the binomial option pricing model to determine the fair value of our stock options; however, effective January 1, 2008, we elected to use the Black-Scholes-Merton option-pricing model to determine prospectively the fair value of our stock options awarded after that date.  We determined that the Black-Scholes-Merton option-pricing model is an acceptable and widely used method that is more appropriate for us given our stock option granting practices, our limited history of option exercise patterns, and the immateriality of stock option expense to our net income.  The determination of the fair value of awards on the date of grant using an option-pricing model is affected by the price of our common stock as well as assumptions regarding a number of subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected life of the options and expected dividends.

We measure compensation cost for restricted stock awards based on the fair value of our common stock at the date of the grant and expense such amounts ratably over the vesting period.

The following table reports stock option activity during the three months ended March 31, 2009:

	Shares Under Option	Weighted-Average Exercise Price
	(In thousands)

Outstanding at December 31, 2008	2,475	$23.32
Granted	480	11.84
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2009	2,995	$21.46

Exercisable at March 31, 2009	1,031	$23.02

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

The following table presents information regarding restricted stock activity during the three months ended March 31, 2009:

	Unvested Shares	Weighted-Average Price
	(In thousands)

Unvested at December 31, 2008	385	$24.79
Granted	57	13.45
Vested	(50)	23.09
Unvested at March 31, 2009	392	$23.35

During the three months ended March 31, 2009, we granted 56,907 shares of restricted stock that are subject to forfeiture and vest over periods from two to four years.

The total vesting-date value of the 49,697 shares that vested during the three months ended March 31, 2009 was $573,600.

As of March 31, 2009, we had $10 million of total unrecognized compensation expense related to unvested share-based payment arrangements (options and restricted shares) granted under our plans.  This cost is expected to be recognized over a weighted average period of 1.9 years.

10.	Equity

As part of a change in accounting principle due to our adoption of FAS 160, we reclassified  to equity $989,000 related to the noncontrolling portion of our Walden Woods down REIT partnership that was previously stated on our consolidated balance sheet between liabilities and equity. We also included a new caption in our statement of shareholders’ equity to present the total amount of noncontrolling interests represented in our equity.

In connection with the consolidation of DIM, we recognized approximately $25.8 million of noncontrolling interest in our equity representing the percentage of DIM that we did not control at the Acquisition Date. Subsequent changes to the noncontrolling equity balance will arise from allocation of subsidiary income or loss attributable to noncontrolling interests, or upon changes in our ownership of DIM.

In the three months ended March 31, 2009, we repurchased and retired 461,694 shares of our common stock at an average price of $11.75.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

11.	Condensed Consolidating Financial Information

Most of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facility.  The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet As of March 31, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$1,015,043	$274,508	$867,257	$-	$2,156,808
Investment in affiliates	628,310	-	-	(628,310)	-
Other assets	(70,409)	213,367	70,303	-	213,261
Total Assets	$1,572,944	$487,875	$937,560	$(628,310)	$2,370,069
LIABILITIES
Mortgage notes payable	$56,900	$49,163	$523,225	$-	$629,288
Unsecured revolving credit facilities	10,000	-	-	-	10,000
Unsecured senior notes payable	627,431	-	-	-	627,431
Unamortized/unaccreted premium/(discount) on notes payable	(308)	30	(25,062)	-	(25,340)
Other liabilities	22,896	3,527	112,995	-	140,561
Total Liabilities	716,919	52,720	611,158	-	1,381,937
STOCKHOLDERS’ EQUITY	856,025	435,155	326,402	(628,310)	988,272
Total Liabilities and Stockholders' Equity	$1,572,944	$487,875	$937,560	$(628,310)	$2,370,069

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Condensed Balance Sheet As of December 31, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$1,019,154	$274,587	$484,992	$-	$1,778,733
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	184,561	17,408	55,561	-	257,530
Total Assets	$1,832,024	$291,995	$540,553	$(628,309)	$2,036,263

LIABILITIES
Mortgage notes payable	$57,491	$49,951	$263,635	$-	$371,077
Mortgage notes payable related to properties held for sale	-	-	-	-	-
Unsecured revolving credit facilities	35,500	-	-	-	35,500
Unsecured senior notes payable	657,913	-	-	-	657,913
Unamortized/unaccreted premium (discount) on notes payable	(316)	37	5,504	-	5,225
Other liabilities	37,219	5,067	13,775	-	56,061
Total Liabilities	787,807	55,055	282,914	-	1,125,776

STOCKHOLDERS’ EQUITY	1,044,217	236,940	257,639	(628,309)	901,487
Total Liabilities and Stockholders’ Equity	$1,832,024	$291,995	$540,553	$(628,309)	$2,036,263

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Condensed Statement of Operations for the three months ended March 31, 2009	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$25,977	$7,280	$19,958	$-	$53,215
Expense recoveries	6,801	2,238	5,384	-	14,423
Percentage rent	426	101	613	-	1,140
Management and leasing services	156	394	-	-	550
Total revenue	33,360	10,013	25,955	-	69,328
EQUITY IN SUBSIDIARIES' EARNINGS	31,757	-	-	(31,757)	-

COSTS AND EXPENSES:
Property operating	8,734	2,006	8,182	-	18,922
Rental property depreciation and amortization	6,294	1,570	7,427	-	15,291
General and administrative	10,121	818	1,317	-	12,256
Total costs and expenses	25,149	4,394	16,926	-	46,469

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	39,968	5,619	9,029	(31,757)	22,859

OTHER INCOME AND EXPENSES:	-	-	-	-	-
Investment income	2,050	4	3	-	2,057
Equity in loss in unconsolidated joint ventures	-	(7)	-	-	(7)
Other income (expense), net	1,050		-	-	1,050
Interest expense	(9,401)	(864)	(9,298)	-	(19,563)
Amortization of deferred financing fees	(392)	(18)	(34)	-	(444)
Gain on acquisition of DIM	-	-	26,866	-	26,866
Gain on extinguishment of debt	8,691	-	-	-	8,691

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DICONTINUED OPERATIONS:	41,966	4,734	26,566	(31,757)	41,509
Income tax benefit of taxable REIT subsidiaries	-	(112)	751		639

INCOME FROM CONTINUING OPERATIONS	41,966	4,622	27,317	(31,757)	42,148

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	19	1	11	-	31
Gain (loss) on disposal of income producing property	552	-	626	-	1,178
Income from discontinued operations	571	1	637	-	1,209

NET INCOME	$42,537	$4,623	$27,954	$(31,757)	$43,357

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Condensed Statement of Operations for the three months ended March 31, 2008	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$25,582	$8,737	$13,656	$-	47,975
Expense recoveries	6,505	2,696	4,463	-	13,664
Percentage rent	550	123	776	-	1,449
Management and leasing services	-	183	-	-	183
Total revenue	32,637	11,739	18,895	-	63,271
EQUITY IN SUBSIDIARIES' EARNINGS	16,888	-	-	(16,888)	-

COSTS AND EXPENSES:
Property operating	7,852	1,985	6,230	-	16,067
Rental property depreciation and amortization	6,267	1,990	3,507	-	11,764
General and administrative	5,814	1,003	68	-	6,885
Total costs and expenses	19,933	4,978	9,805	-	34,716

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	29,592	6,761	9,090	(16,888)	28,555

OTHER INCOME AND EXPENSES:	-	-	-	-
Investment income	264	2	5,896	-	6,162
Equity in income (loss) in unconsolidated joint ventures	-	-	-	-	-
Other income (expense), net	42	-	-	-	42
Interest expense	(11,017)	(1,424)	(3,541)	-	(15,982)
Amortization of deferred financing fees	(383)	(19)	(27)	-	(429)
Gain on acquisition of DIM	-	-	-	-	-
Loss on sale of real estate	(42)	-	-	-	(42)
Gain on extinguishment of debt	2,380	-	-	-	2,380

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DICONTINUED OPERATIONS:	20,836	5,320	11,418	(16,888)	20,686
Income tax benefit of taxable REIT subsidiaries	-	83	-	-	83

INCOME FROM CONTINUING OPERATIONS	20,836	5,403	11,418	(16,888)	20,769

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	18	67	-		85
Gain (loss) on disposal of income producing property	-	-	-		-
(Loss) gain income from discontinued operations	18	67	-	-	85

NET INCOME	$20,854	$5,470	$11,418	$(16,888)	$20,854

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Condensed Statement of Cash Flows for the three months ended March 31, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(24,267)	$2,700	$43,261	$21,694

INVESTING ACTIVITIES:
Additions to and purchases of rental properties	(393)	(938)	(907)	(2,238)
Land held for development	-	-	-	-
Additions to construction in progress	(952)	41	(2,499)	(3,410)
Proceeds from disposal of real estate and rental properties	755	-	889	1,644
Advances to joint ventures	15	-	-	15
Increase in deferred leasing costs	(595)	(69)	(308)	(972)
Proceeds from sale of securities	72,048	-	-	72,048
Purchase of securities	(10,719)	-	-	(10,719)
Advances to subsidiaries, net	(9,788)	46,381	(36,593)	-
Investment in consolidated subsidiary	(916)	-	-	(916)
Net cash provided by (used in) investing activities	49,455	45,415	(39,418)	55,452

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(625)	(788)	(2,573)	(3,986)
Borrowings under mortgage notes	-	-	-	-
Net repayments borrowings under revolving credit facilities	-	(25,500)	(1,270)	(26,770)
Repayment from senior debt	-	(21,827)	-	(21,827)
Repurchase of common stock	(5,425)	-		(5,425)
Stock issuance cost	(25)	-	-	(25)
Change in deferred financing costs	-	-	-
Cash dividends paid to stockholders	(23,142)	-	-	(23,142)
Distributions to minority interest	-	-	-	-
Net cash used in financing activities	(29,217)	(48,115)	(3,843)	(81,175)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,029)	(0)	0	(4,029)
CASH ACQUIRED THROUGH ACQUISITION	1,857			1,857
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,355			5,355
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,183	$(0)	$0	$3,183

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Condensed Statement of Cash Flows for the three months ended March 31, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash provided by operating activities	$(10,443)	$28,087	$8,200	$25,844

INVESTING ACTIVITIES:
Additions to and purchases of rental properties	(205)	(3,739)	(759)	(4,703)
Land held for development	-	(82)	-	(82)
Additions to construction in progress	(72)	(4,560)	(270)	(4,902)
Proceeds from disposal of real estate and rental properties	514	-	-	514
Decrease in cash held in escrow	46,226	-	-	46,226
Increase in deferred leasing costs	(383)	(1,398)	(441)	(2,222)
Proceeds from repayment of notes receivable	8	-	-	8
Proceeds from sale of securities	250	-	-	250
Purchases of securities	(51)	-	-	(51)
Advances (to) from affiliates	22,752	(17,101)	(5,651)	-
Net cash provided by (used in) investing activities	69,039	(26,880)	(7,121)	35,038

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(456)	(1,207)	(1,079)	(2,742)
Net repayments borrowings under revolving credit facilities	(12,500)	-	-	(12,500)
Repayment of senior debt	(24,996)	-	-	(24,996)
Proceeds from issuance of common stock	234	-	-	234
Cash dividends paid to stockholders	(22,191)	-	-	(22,191)
Net cash used in financing activities	(59,909)	(1,207)	(1,079)	(62,195)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,313)	-	-	(1,313)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,313	-	-	1,313
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$-	$-	$-

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

12.	Fair Value Measurements

In September 2006, the FASB issued Statement No.  157 “Fair Value Measurements” (“FAS 157”). FAS 157 establishing a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value and provides specific disclosure requirements based on the hierarchy.

Fair Value Hierarchy

FAS 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the FAS 157 fair value hierarchy are described as follows:

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

FAS 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Fair Value Measurements
	(In thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Available-for-sale-securities	$13,074	$60,916
Interest rate swap	-	926
Total	$13,074	$61,842

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Valuation Methods

Interest rate swap – This financial instrument is valued under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying derivative, and counterparty non-performance risk.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

13.	Commitments and Contingencies

As of March 31, 2009, we pledged letters of credit totaling $13.3 million as additional security for certain financial and other obligations.

We have committed to fund approximately $3.8 million, based on current plans and estimates, in order to complete pending development and redevelopment projects.  These obligations, comprising principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities, or cash on hand.

Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $88,000.  Additionally we have operating lease agreements for office space in which we have an annual obligation of approximately $398,000.

We are subject to litigation in the normal course of business.  However, we do not believe that any of the litigation outstanding as of March 31, 2009, will have a material adverse effect on our financial condition or results of operations.

As described in Note 7, in connection with the DIM Stock Exchange, we have obtained rights to acquire an additional 766,573 ordinary shares of DIM (or depository receipts related thereto) on or before January 1, 2011, subject to certain conditions precedent.  Pursuant to the DIM Exchange Agreement, at the closing of that acquisition, we will be required to issue either 536,601 shares of our common stock or pay cash in the amount of $11.50 per DIM share plus an additional cash amount based on dividends paid on shares of our common stock and DIM shares, if any, between the date of the DIM Exchange Agreement and the future closing.  See Note 7 for a more detailed description of the transaction, the stock exchange agreement and the future contingent consideration.

14.  Severance

On March 30, 2009, we announced that Greg Andrews, our former Chief Financial Officer, and Thomas McDonough, our former Chief Investment Officer, agreed to terminate their employment arrangements with us.

In the three months ended March 31, 2009, we recorded a one-time charge of $3.3 million related to the accelerated recognition of expenses due to the termination of these two executives’ employment. The following table outlines amounts which are based on the terms of the executives’ employment agreements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Three Month Ended
March 31, 2009

Severance Expense

Cash Severance Items:
Base Pay	$1,325
Bonus	731
Total cash items	$2,056

Non-cash Severance Items:
Restricted Stock Accelerated Vesting	$919
Stock Option Accelerated Vesting	610
Long-term Incentive Plan Not Paid	(334)
Total non-cash items	$1,195

Total	$3,251

15.	Subsequent Events

On April 15, 2009, we repaid the remaining $171.6 million outstanding principal amount on our $200 million 3.875% unsecured senior notes.

In April of 2009, we repurchased approximately $6.5 million principal amount of our unsecured outstanding senior notes for consideration of $4.1 million, generating a gain of approximately $2.3 million.

In April 2009, we issued and sold 6,660,800 shares of our common stock in an underwritten public offering (including 160,800 shares pursuant to the underwriters’ over-allotment option). The shares were offered to the public at $14.30 per share. The issuance of the shares was registered under the Securities Act of 1933 pursuant to our shelf registration statement. Prior to the commencement of the public offering, we entered into a common stock purchase agreement with an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the chairman of our board of directors.  Under the purchase agreement, Gazit’s affiliate purchased 2,450,000 shares of our common stock at the public offering price concurrently with the closing of the public offering. In connection with the purchase agreement, we also executed a registration rights agreement granting the buyer customary demand and “piggy-back” registration rights.  As a result of the public offering and the concurrent private placement, we received approximately $126.2 million net of underwriter’s discounts and expenses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 25, 2008.

Unless the context otherwise requires, all references to “we”, “our”, “us”, and “Equity One” in this report refer collectively to Equity One, Inc. and its consolidated subsidiaries.

Critical Accounting Policies

Our 2008 Annual Report on Form 10-K contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, accounting for securities, impairment testing of goodwill, and joint venture accounting.  For the three months ended March 31, 2009, there were no material changes to these policies, with the exception to the following:

On January 1, 2009, the Company adopted the provisions of FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”) and is applying such provisions prospectively to business combinations that have an acquisition date on or after January 1, 2009. FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, FAS 141R requires that changes in the amount of acquired tax attributes be included in the Company’s results of operations. While FAS 141R applies only to business combinations with an acquisition date after its effective date, the amendments to FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), with respect to deferred tax valuation allowances and liabilities for income tax uncertainties have been applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. On January 9, 2009, the Company entered into a Stock Exchange Agreement with an unrelated party under which it acquired on January 14, 2009  1,237,676 shares of DIM Vastgoed N.V., or DIM’s ordinary voting shares in exchange for 866,373 shares of the Company’s common stock. Also on January 9, 2009, we entered into a voting rights agreement with the same unrelated party covering an additional 766,573 ordinary voting shares. During January 2009, we also purchased an additional 105,461 shares of DIM stock on the open market. As of January 31, 2009, EQY owned 65.2 % of DIM’s outstanding ordinary shares and had voting control over another 9.4 % resulting in voting control of over 74.6% of DIM’s outstanding ordinary shares.  As such management determined it had effectively gained control of DIM and as such applied the provisions of FAS 141R in conjunction with this acquisition.  Refer to Note 7 of the Notes to the Condensed Consolidated Financial Statements for detailed disclosure on the consideration provided, the net assets acquired, and the bargain purchase gain recorded.

On January 1, 2009, the Company adopted the provisions of FAS 160. The provisions of FAS 160 establish accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary. FAS 160 is being applied prospectively, except for the provisions related to the presentation of noncontrolling interests in the statement of shareholders’ equity. As of March 31, 2009 and December 31, 2008, noncontrolling interests of $989,000 and $989,000, respectively, have been classified as a component of equity in the consolidated balance sheet. For the three months ended March 31, 2009 and 2008, net loss attributable to noncontrolling interests of $476,000 and $0, respectively, is included in net income. Earnings per share has not been affected as a result of the adoption of the provisions of FAS 160.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities which clarifies that unvested share-based payment awards that entitle their holders to receive non-forfeitable dividends, such as our restricted stock awards, are considered participating securities.  As participating securities, these instruments will be included in the calculation of basic EPS.  Because the awards are considered participating securities under Statement of Financial Standards FAS No. 128, Earnings per Share, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share.    The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders.  Under the two-class method, earnings for the period are allocated between common shareholders and other security holders, based on their respective rights to receive dividends.  The FSP requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions.  The adoption of FSP EITF 03-6-1 did not result in a change to the previously reported basic EPS and diluted EPS for the three months ended March 31, 2008.

Changes in Basis of Presentation

As discussed more fully in Note 1 to the accompanying consolidated financial statements, certain 2008 financial information has been reclassified so that the basis of presentation is consistent with that of the 2009 financial information. This reclassification includes (i) the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“FAS 160”), and (ii) the adoption of FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”).

Executive Overview
We are a real estate investment trust (“REIT”) that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers.  Our primary objective is to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our real estate assets.  To achieve our objective, we lease and manage our shopping centers primarily with experienced, in-house personnel.  We acquire neighborhood or community shopping centers that either have leading anchor tenants or contain a mix of tenants that reflect the shopping needs of the communities they serve.  We also develop and redevelop shopping centers on a tenant-driven basis, leveraging either existing tenant relationships or geographic and demographic knowledge while seeking to minimize risks associated with land development.

We acquired a controlling interest in DIM Vastgoed N.V. in the first quarter of 2009. DIM is a public company, the shares of which are listed on the NYSE Euronext Amsterdam stock exchange. We acquired our controlling stake by means of a stock exchange with another DIM shareholder which resulted in us acquiring voting control over 74.6% of DIM’s outstanding ordinary shares. Prior to this acquisition, we accounted for our 48% interest in DIM on December 31, 2008 as an available-for-sale security.  As part of this acquisition, we acquired net assets of $114.2 million, with a noncontrolling interest of $25.8 million, at a bargain gain of $26.9 million. We are still in the process of finalizing valuations of certain assets and liabilities, thus these provisional measurements are subject to change. The results of DIM’s operations have been included in our financial statements from the acquisition date and for the first quarter of 2009.  The pro forma consolidated statement of operations has not been presented because it is impracticable to prepare such information.  Please refer to Note 7 in the accompanying unaudited condensed consolidated Financial Statements for a complete description of the transaction and for additional detail on the accounting of this transaction in accordance with FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”).

As of March 31, 2009, our consolidated property portfolio comprised 181 properties, including 167 shopping centers consisting of approximately 19.0 million square feet of gross leasable area (“GLA”), four development/redevelopment properties, six non-retail properties, and four parcels held for development. Included in our portfolio for the three months ended March 31, 2009 are 21 shopping centers consisting of approximately 2.6 million square feet of GLA owned by DIM. As of March 31, 2009, our core portfolio, which does not include DIM, was 91.5% leased and included national, regional and local tenants. In addition, we currently own a 10% interest in GRI-EQY I, LLC (“GRI Venture”), which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA as of March 31, 2009.  The GRI joint venture properties were 94.7% leased at March 31, 2009.

Additionally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC (“DRA Venture”) which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of March 31, 2009.  In total, the DRA Venture’s properties were 65% leased at March 31, 2009.

During 2009, our business has continued to feel the effects of the challenging economic environment and the turmoil in the U.S credit and retail markets.  Buyers and sellers of real estate assets have faced a market that has made completing transactions more difficult as a result substantial declines in the available capital from the credit market. A consumer-led economic slowdown has had a meaningful impact on most retailers, causing many companies, both national and local, to cease or curtail operations or declare bankruptcy.  We have seen these economic conditions broadly across all of our markets.

These macro-trends have made it more difficult for us to achieve our objectives of growing our business through internal rent increases, re-cycling capital from lower-tier assets into higher quality properties, and growing our asset management business.  As an example, reductions in occupancy have adversely impacted our rental revenue and expense recoveries, thereby negatively affecting our year over year operating results.

Notwithstanding the difficult operating environment, the execution of our business strategy during the first quarter of 2009 resulted in:

•	the execution of 30 new leases in our core portfolio totaling 100,068 square feet, the renewal of 79 leases totaling 188,453 square feet and the extension of 7 leases totaling 10,242 square feet;

•	we have acquired a 9.6% interest in Ramco-Gershenson Properties Trust with a cost basis of approximately $9 million.

•	the repurchase of $30.5 million of our outstanding senior notes at a gain of $8.7 million; and

•	utilizing other options to grow our business through transactions such as the acquisition of a controlling interest in DIM on January 14, 2009.

•	the sale of two ground lease outparcels for an aggregate gross sales price of $1.7 million which generated an aggregate gain of approximately $1.2 million.

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

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments.  The results of operations of any acquired property are included in our financial statements as of the date of its acquisition. A large portion of the change in our statement of operations line items is related to these changes in our property portfolio. In particular, our 2009 results reflect the impact of consolidating DIM’s operations with our own.

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in the three months ended March 31, 2009 as compared to the same period in 2008:

	Three Months Ended
	March 31,
	2009	2008	% Change
	(In thousands)

Total revenue	$69,328	$63,271	9.6%
Property operating expenses	18,922	16,067	17.8%
Rental property depreciation and amortization	15,291	11,764	30.0%
General and administrative expenses	12,256	6,885	78.0%
Investment income	2,057	6,162	-66.6%
Equity in real estate joint ventures	7	-	N/A
Other income (expense), net	1,050	42	2404.2%
Interest expense	19,563	15,982	22.4%
Loss on sale of real estate	-	42	-100.0%
Amortization of deferred financing fees	444	429	3.6%
Gain on acquisition of controlling interest in subsidiary	26,866	-	N/A
Gain on extinguishment of debt	8,691	2,380	265.2%
Income tax benefit of taxable REIT subsidiaries	639	83	666.5%
Income from discontinued operations	1,209	85	1320.2%
Net loss attributable to Noncontrolling interest	476	-	N/A
Net Income	$43,357	$20,854	107.9%

Comparison of the three months ended March 31, 2009 to 2008

Included in the following discussion of results of operations are the results of DIM which has been consolidated in our results of operations for the three months ended March 31, 2009 commencing on the acquisition date of January 14, 2009 but not for the 2008 period.  For additional details on the consolidation of DIM and the effect on our financial reporting, see the Notes to the Condensed Consolidated Financial Statements included in this report.

Total revenue increased by $6.0 million, or 9.6%, to $69.3 million in 2009.  The increase is primarily attributable to the following:

•	an increase of approximately $10.3 million attributable to the DIM properties;

•	an increase of approximately $670,000 associated with management, leasing and asset management services provided to our joint ventures;

•	an increase of approximately $490,000 related to the completion of various development/redevelopment projects;

•	a decrease of approximately $4.8 million attributable to the sale of our nine income producing properties to our GRI joint venture, revenue which was included in our first quarter 2008 results; and

•
a decrease of approximately $550,000 in same-property revenue due primarily to lower percentage rent income and lower small shop occupancy which also has the effect of lowering rental, expense recoveries.

Property operating expenses increased by $2.9 million, or 17.8%, to $18.9 million in 2009.  The increase primarily consists of the following:

•	an increase of approximately $2.6 million attributable to the DIM properties;

•
an increase of approximately $1.3 million in property operating costs, higher real estate tax expense, insurance expense, bad debt expense, and general repair and maintenance costs associated with vacant rental units, partially offset by lower common area maintenance expense;

•	an increase of approximately $170,000 related to the completion of various development/redevelopment properties and projects currently under construction;

•	an increase of $40,000 in property operating costs associated with our non-retail properties; and

•	a decrease of approximately $1.2 million associated with the sale of our nine income producing properties to our GRI joint venture.

Rental property depreciation and amortization increased by $3.5 million, or 30.0%, to $15.3 million for 2009 from $11.8 million in 2008.  The increase in 2009 was primarily related to the following:

•	an increase of approximately $4.5 million related to the DIM properties; and

•
a decrease of approximately $1.0 million attributable to the sale of our nine income producing properties to the GRI joint venture included fully in the 2008 results, but not included in the 2009 results.

General and administrative expenses increased by $5.4 million, or 78%, to $12.3 million in 2009 compared to $6.9 million in 2008. The increase is attributable to $3.3 million associated with severance and severance related costs related to the termination of employment of two senior executives initiated as part of our management streamlining and cost management program.  We also incurred an increase in leasing personnel cost and higher audit fee expense associated with finalizing the 2008 audit which were not present in the same 2008 three month period.  In addition, we had the following direct and indirect costs associated with DIM;  approximately $450,000 in administrative costs associated with DIM’s ongoing operations, which comprises legal, accounting services and other costs, and approximately $800,000 in transaction costs, such as legal  accounting and other professional services associated with our acquisition of the controlling interest in DIM.

Investment income decreased by $4.1 million, or 67%, to $2.1 million in 2009 compared to $6.2 million 2008.  The decrease is primarily attributable to a $5.4 million reduction in dividend income due to the absence of $5.9 million in DIM dividends in the current period, partially offset by $500,000 of dividend income recognized on our current equity investments. We also recognized in the 2009 period $1.3 million of interest income from our investment in debt securities that were not present in the comparable 2008 period.

Equity in loss in unconsolidated joint ventures was $7,000 for 2009 which represents our pro rata share of our joint ventures operating results. There was no activity for the 2008 period because the GRI joint venture did not commence operations until the second quarter of 2008 and the DRA joint venture acquired its first property in the third quarter of 2008.

Other income increased by approximately $1.0 million in the 2009 period compared to the 2008 period.  The increase primarily resulted from approximately $800,000 in income related to insurance proceeds received for tornado damage on a property in South Carolina.

Interest expense increased by $3.6 million, or 22.4%, to $19.6 million in the 2009 period as compared to $16.0 million in the 2008 period.  The increase is primarily attributable to the following:

•	an increase of approximately $900,000 associated with the amortization of the fair market value of mortgage debt pertaining to DIM’s properties which was not present in the 2008 period;

•	an increase of approximately $4.0 million of interest expenses related to the mortgages on DIM’s properties which were not present in the 2008 period;

•	an increase of $1.1 million associated with a secured mortgage loan we added in the third quarter of 2008;

•	an increase of approximately $500,000 associated with lower capitalized interest due to fewer development projects in process;

•	a decrease of approximately $1.6 million related to the repayment of certain mortgages and senior notes;

•
a decrease of $1.2 million in mortgage interest related to our nine income producing properties that we sold to the GRI joint venture, which are included fully in the 2008 results, but not included in the 2009 results;

The bargain purchase gain of $26.9 million recorded in the 2009 period resulted from our acquisition of a controlling interest in DIM. The total gain consists of $39.0 million representing the net value of DIM assets acquired in excess of our cost basis after recognizing a $12.1 million revaluation loss of our previously recorded cost investments in DIM.

In the first quarter of 2009, we repurchased and canceled approximately $30.5 million principal amount of our senior notes and recognized a net gain on early extinguishment of debt of approximately $8.7 million.  In the 2008 period, we repurchased and canceled approximately $27.9 million of our senior debt and recognized a net gain on early extinguishment of debt of approximately $2.4 million.

In the first quarter of 2009, we recognized $639,000 in net tax benefits mainly attributable to the consolidation of DIM , which accounts for $750,000 in tax benefits in the current period, net of $110,000 in tax provisions from our core portfolio. In the same 2008 three month period, we recognized a tax provision of $83,000.

In the first quarter of 2009, we recognized a net gain of $1.2 million from discontinued operations mainly due to the sale of two ground lease outparcels at two of our properties.

In the first quarter of 2009, net losses of $476,000 were attributable to the noncontrolling interest in DIM. No comparable amounts are included in the 2008 period.

As a result of the foregoing, we had net income of $43.4 million in the first quarter ended 2009, compared to net income of $20.8 million in the first quarter of 2008.

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

The following table illustrates the calculation of FFO for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Net income attributed to Equtiy One	$43,833	$20,854
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontolling intrerest	13,744	11,796
Pro rata share of real estate depreciation from unconsolidated JV	361	-
Funds from operations	$57,938	$32,650

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Month Ended
	March 31,
	2009	2008

Earnings per diluted share atributbale to Equity One	$0.56	$0.28
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling intrerest	0.18	0.16
Pro rata share of real estate depreciation from unconsolidated JV	-	-
Net adjustment for unvested shares and non-controlling interest*	0.01	-
Funds from operations per diluted share	$0.75	$0.44

*Includes net effect of (a) an adjustment for unvested awards of share-based payments with rights to receive dividends or dividend equivalents and (b) an adjustment related to the possible share issuance in the fourth quarter of 2010 pursuant to the DIM exchange agreement, refer to footnote 6 for details on EPS.

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

Historically, we have funded these requirements through a combination of sources which were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.  So far in 2009, however, as a result of extenuating conditions in the credit and capital markets, many of these sources of capital have become increasingly more expensive or more difficult to obtain or may be temporarily unavailable.

In response to these volatile conditions, the following activity occurred subsequent to March 31, 2009 end and will be included in our second quarter results,

In April 2009, we issued and sold 6,660,800 shares of our Common Stock in an underwritten public offering (including 160,800 shares pursuant to the underwriters’ over-allotment option). The shares were offered to the public at $14.30 per share. The issuance of the shares was registered under the Securities Act of 1933 pursuant to our shelf registration statement.

Prior to the commencement of the public offering, we entered into a common stock purchase agreement with an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the Chairman of our board of directors.  Under the purchase agreement and concurrently with the closing of the public offering, Gazit’s affiliate purchased 2,450,000 shares of our common stock at the public offering price. In connection with the purchase agreement, we also executed a registration rights agreement granting the buyer customary demand and “piggy-back” registration rights.

As a result of the public offering and the concurrent private placement, we raised $126.2 million net of underwriter’s discounts and expenses. In addition, in order to take advantage of the public bond markets, during the three ended March 31, 2009, we repurchased approximately $30.5 million of our outstanding unsecured senior notes with varying maturities and generated a gain on the early extinguishment of debt of $8.7 million for the three months ended March 31, 2009.

We repurchased and cancelled approximately $6.5 million principal amount of our outstanding unsecured senior notes for consideration of $4.1 million, generating a gain of approximately $2.3 million that will be recorded in the second quarter.

In addition, the equity issuance and debt repurchases have dramatically impacted our balance sheet by reducing our overall leverage. We repaid the $171.6 million principal amount left outstanding on our $200 million 3.875% unsecured senior notes.  The $100 million variable interest rate swap contract related to this debt matured concurrently with these notes and we collected approximately $869,000 upon its settlement.

We anticipate higher than normal general and administrative expense starting in 2009 attributable to our acquisition of DIM and the related costs to ultimately consolidate the property management, accounting, and leasing operations.  Additionally we will incur costs related to legal and advisory fees as part of our investment in Ramco-Gershenson. We have nominated two independent candidates to serve as Class III trustees on the Ramco-Gershenson Properties Trust board of trustees.

As of March 31, 2009 we had approximately $60.9 million of short-term corporate debt securities that we expect to use for the repayment of certain near-term debt including approximately a $52.0 million balloon payment due in September 2009 related to one of the DIM properties.  We have two revolving credit facilities with aggregate potential borrowing limits up to $242.0 million, which we can utilize initially to finance the acquisition of properties and meet other short-term working capital requirements.  As of March 31, 2009 we had $218.7 million available to be drawn under those credit facilities.

Summary Cash Flows. As of March 31, 2009, we had approximately $3.2 million of available cash and cash equivalents on hand.  In addition, we had investments in shorter-term debt securities of approximately $60.9 million, and holdings of common and preferred stocks of $13.1 million. During the first quarter of 2009, $71.6 million of our debt security holding matured or were sold, the proceeds of which were used to fund our common stock investments in Ramco-Gershenson and other REIT. In addition, as of March 31, 2009, we had approximately $218.7 million available to borrow under our unsecured revolving credit facilities, subject to the covenants of those facilities.

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Three Months Ended
	March 31,
	2009	2008	Increase (Decrease)
	(In thousands)

Net cash provided by operating activities	$21,694	$25,873	$(4,179)
Net cash provided by investing activities	$55,452	$35,038	$20,414
Net cash used in financing activities	$(81,175)	$(62,223)	$(18,952)

Our principal source of operating cash flow is cash generated from our rental properties.  Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service, and quarterly dividends.  Net cash provided by operating activities totaled approximately $21.7 million for the three months ended March 31, 2009 compared to approximately $25.9 million in the 2008 period.

Net cash provided by investing activities was approximately $55.5 million for the three months ended March 31, 2009 compared with approximately $35.0 million used in investing activities during the three months ended March 31, 2008.

Investing activities during the current period consisted primarily of the proceeds from debt security maturities and sales, net of investments in various other REIT common stocks and additions to investment in rental property, land and construction.  In the prior year period, cash flow provided from investing activities was primarily related to the release of cash held in escrow, offset by additions to investment in rental property, land and construction.

Net cash used in financing activities totaled approximately $81.2 million for the three months ended March 31, 2009 compared with approximately $62.2 million provided by financing activities for the same period in 2008. Cash used in financing activities was attributable to repayments of $26.8 million in lines of credit, the payment of $23.1 million in dividends, the early extinguishment of $30.5 million in senior debt, and the repurchase of 462,000 shares of our common stock.  In the prior year, cash used was mainly attributed to $25.0 million in repayment of senior debt, $22.2 million in dividend payments, and $12.5 million in repayments on lines of credit.

Future Contractual Obligations.  The following table sets forth certain information regarding future contractual obligations, excluding interest, as of March 31, 2009:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (2)	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgage notes payable:
Scheduled amortization	$110,306	$11,116	$25,855	$32,370	$40,965
Balloon payments	$518,982	52,027	140,646	123,555	202,754
Total mortgage obligations	$629,288	$63,143	$166,501	$155,925	$243,719

Well Fargo	10,000	-	10,000	-	-
Unsecured senior notes (1)	626,505	171,630	-	10,000	444,875
Operating leases	856	362	384	104	6
Construction commitments	3,869	3,869	-	-	-
Total contractual obligations	$1,270,518	$239,004	$176,885	$166,029	$688,600

(1)
$100 million of the outstanding balance has been swapped to a floating interest rate based on the six-month LIBOR in arrears, plus 0.4375%.  The contractual obligations for the unsecured senior notes do not reflect this interest rate swap. The swap was settled in April 2009 in connection with the repayment of our senior notes.

(2)	Amount represents balance of obligation for the remainder of the 2009 year.

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

On March 24, 2004, we swapped $100.0 million notional principal of the $200.0 million, 3.875% senior notes to a floating interest rate based on the 6-month LIBOR in arrears plus 0.4375%. Subsequent to quarter end, we repaid the $171.6 million 3.875% senior notes and settled the related interest rate swap. The weighted average interest rate of the unsecured senior notes at March 31, 2009 and December 31, 2008 was 5.62% and 5.66%, respectively, excluding the effects of the interest rate swap and net premium adjustment.

Off-Balance Sheet Arrangements

Letters of Credit:  As of March 31, 2009, we have pledged letters of credit for $13.3 million as additional security for certain property matters.  Substantially all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments:  As of March 31, 2009, we have entered into construction commitments and have outstanding obligations to fund $3.8 million, based on current plans and estimates, in order to complete current development and redevelopment projects.  These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities.

Operating Lease Obligations:  Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $88,000.  Additionally, we have operating lease agreements for office space for which we have an annual obligation of approximately $398,000.

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

Equity

As part of a change in accounting principle due to our adoption of FAS 160, we reclassified  to equity $989,000 related to the noncontrolling portion of our Walden Woods down REIT partnership that was previously stated in the mezzanine section between liabilities and equity. We also included a new caption in our statement of stockholders’ equity to present the total amount of noncontrolling interest represented in our equity.

In connection with our consolidation of DIM, we recognized approximately $25.8 million of noncontrolling interest in our equity representing the percentage of market capitalization of DIM that we did not own at the date that our controlling interest was established. Subsequent changes to the noncontrolling interest will arise from allocation of DIM’s income or loss or upon changes in our ownership of DIM.

In the three months ended March 31, 2009, we repurchased and retired 461,694 shares of our Common Stock at an average price of $11.75.

Future Capital Requirements

We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and our shorter-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I –Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 25, 2009.

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

Among the factors that could cause actual results to differ materially are:

•	general economic conditions, including the current recession, competition and the supply of and demand for shopping center properties in our markets;

•	risks that tenants will not remain in occupancy or pay rent, or pay reduced rent due to declines in their businesses;

•	interest rate levels and the availability of financing;

•	potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;

•	greater than anticipated construction or operating costs;

•	inflationary, deflationary and other general economic trends;

•	the effects of hurricanes and other natural disasters;

•
any strategic transaction with, acquisition or combination, of our company with Ramco-Gershenson Properties Trust, or RPT, a publicly-traded REIT that owns community shopping centers in the midwestern, southeastern and mid-atlantic regions of the United States, in which we recently made an investment of approximately $9 million or approximately 9.6% of RPT’s common shares;

•	the effects of the consolidation for financial reporting purposes of the financial results and position of DIM;

•	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

•	impairment charges; and

•	other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.

Except for ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction.  We intend to utilize variable rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and other operating needs.  With respect to our fixed rate mortgage notes and senior unsecured notes, changes in interest rates generally do not affect our interest expense as these notes are at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur as this may increase our cost of refinancing maturing fixed-rate debt.  In addition, we may incur prepayment penalties or defeasance costs when prepaying or defeating fixed-rate debt.

If interest rates on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.1 million.  If interest rates on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.1 million. This assumes that the amount outstanding under our variable rate debt, which is comprised of fixed rate debt converted to floating rate debt through the use of hedging agreements, remains at approximately $110.0 million, the balance as of March 31, 2009.

As of March 31, 2009, we had approximately $110.0 million of outstanding floating rate debt, $100.0 million of which consists of fixed rate borrowings that we have converted to floating rate borrowings through the use of hedging agreements.  We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2009, in relation to our $1.0 billion of outstanding debt, $2.1 billion of total assets and $2.6 billion total equity market capitalization as of that date.

The fair value of our fixed rate debt is $987.9 million, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable (excluding the unamortized premium and the $100.9 million of fixed-rate debt converted to floating-rate debt through maturity).  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $38.7 million.  If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $41.3 million.  This assumes that our total outstanding fixed-rate debt remains at $987.9 million, the balance as of March 31, 2009.

The floating rate hedge was settled at April 15, 2009 concurrently with the maturity of the related fixed borrowing.

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

During 2004, we entered into a $100.0 million notional principal variable rate interest swap with an estimated fair value of $925,000 as of March 31, 2009. This swap converted fixed-rate debt to variable rate based on the six-month LIBOR in arrears plus 0.4375%, and matured April 15, 2009 concurrently with our 3.875% unsecured notes.

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

Other Market Risks

As of March 31, 2009, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As permitted, our management’s assessment of and conclusion on the effectiveness of our internal control over financial reporting did not include the internal controls of DIM Vastgoed, Inc., because it was acquired by us in a purchase business combination during the first quarter of fiscal year 2009. DIM constituted approximately 18% of our consolidated total assets at March 31, 2009 and 15% of consolidated revenues for the quarter ended March 31, 2009.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, we acquired a controlling interest in DIM and consolidated its result in our financial statements. We note that we have not yet been able to evaluate the internal controls over financial reporting of DIM in a way that would allow us to determine if the consolidation of DIM would materially affect, or be reasonably likely to materially affect, our internal controls over financial reporting. Other than the foregoing description of our consolidation of DIM, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.   RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2008, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.  The following is an additional risk factor:

Several of our controlling stockholders have pledged their shares of our stock as collateral under bank loans, foreclosure and disposition of which could have a negative impact on our stock price.

As of May 8, 2009, Chaim Katzman, the chairman of our board of directors and his affiliates beneficially own approximately 52.5% of the outstanding shares of our common stock. Several of our stockholders affiliated with Mr. Katzman, including Gazit-Globe, Ltd. and related entities, have pledged a substantial portion of our stock that they own to secure loans made to them by commercial banks.  Based on information from these stockholders, we believe that 90.2% of the shares reported as beneficially owned by Mr. Katzman and his affiliates are pledged to secure loans made to these stockholders.

If one of these stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares in one or more public or private sales that could cause our stock price to decline.  Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations.  Some of the occurrences that may constitute such an event of default include:

•	the stockholder’s failure to make a payment of principal or interest when due;

•	a reduction in the dividend we pay on our common stock;

•	the occurrence of another default that would entitle any of the stockholder’s other creditors to accelerate payment of any debts and obligations owed to them by the stockholder;

•	if the bank, in its absolute discretion, deems that a change has occurred in the condition of the stockholder to which the bank has not given its prior written consent; and

•	if, in the opinion of the bank, the value of the pledged shares has been reduced or is likely to be reduced (for example, the price of our common stock declines).

In addition, because so many shares are pledged to secure these loans, the occurrence of an event of default could result in a sale of pledged shares that would trigger a change of control of our company, even when such a change may not be in the best interests of our stockholders or may violate covenants of certain loan agreements.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)	Exhibits:

10.1	Amended and restated employment contract between Mark Langer and the Company dated April 24, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 11, 2009	EQUITY ONE, INC.
/s/ Mark Langer
Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibits	Description

10.1	Amended and restated employment contract between Mark Langer and the Company dated April 24, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.