Form 10-Q
period 2009-06-30
EQUITY ONE, INC.
filed 2009-07-31
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☐     No ☐ N/A ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Applicable only to Corporate Issuers:

As of the close of business on July 20, 2009, 86,325,261 shares of the Company's common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(In thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Properties:
Income producing	$2,299,988	$1,900,513
Less: accumulated depreciation	(217,766)	(196,151)
Income producing property, net	2,082,222	1,704,362
Construction in progress and land held for development	68,806	74,371
Properties, net	2,151,028	1,778,733

Cash and cash equivalents	1,632	5,355
Cash held in escrow	1,679	-
Accounts and other receivables, net	9,681	12,209
Investment and advances in real estate joint ventures	11,849	11,745
Marketable securities	48,090	160,585
Goodwill	11,845	11,845
Other assets	103,636	55,791
TOTAL ASSETS	$2,339,440	$2,036,263

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes Payable
Mortgage notes payable	$625,343	$371,077
Unsecured revolving credit facilities	40,694	35,500
Unsecured senior notes payable	441,971	657,913
	1,108,008	1,064,490
Unamortized/unaccreted premium (discount) on notes payable	(24,791)	5,225
Total notes payable	1,083,217	1,069,715
Other liabilities
Accounts payable and accrued expenses	35,053	27,778
Tenant security deposits	9,589	8,908
Deferred tax liabilities, net	54,090	1,409
Other liabilities	43,698	17,966
Total liabilities	1,225,647	1,125,776
Redeemable noncontrolling interest	989	989
Commitments and contingencies	-	-
Equity:
Stockholders’ equity of Equity One, Inc.
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued
Common stock, $0.01 par value – 100,000 shares authorized 85,843 and 76,198 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	858	762
Additional paid-in capital	1,105,208	967,514
Distributions in excess of retained earnings	(26,460)	(36,617)
Contingent consideration	323	-
Accumulated other comprehensive income (loss)	8,239	(22,161)
Total stockholders’ equity of Equity One, Inc.	1,088,168	909,498

Noncontrolling interest	24,636	-
Total stockholders' equity	1,112,804	909,498

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,339,440	$2,036,263

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE:
Minimum rent	$52,483	$46,695	$105,605	94,577
Expense recoveries	14,484	13,076	28,901	26,718
Percentage rent	249	164	1,389	1,613
Management and leasing services	444	814	994	997
Total revenue	67,660	60,749	136,889	123,905
COSTS AND EXPENSES:
Property operating	19,759	16,004	38,676	32,046
Rental property depreciation and amortization	14,897	11,661	30,184	23,423
General and administrative	8,993	7,620	21,248	14,506
Total costs and expenses	43,649	35,285	90,108	69,975
INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	24,011	25,464	46,781	53,930
OTHER INCOME AND EXPENSE:
Investment income	1,205	644	3,262	6,807
Equity in income (loss) of real estate joint ventures	(21)	170	(28)	170
Other income	34	45	1,085	88
Interest expense	(18,129)	(15,413)	(37,692)	(31,395)
Amortization of deferred financing fees	(322)	(420)	(766)	(849)
Gain on acquisition of controlling interest in subsidiary	-	-	26,866	-
Gain on sale of real estate	-	18,499	-	18,498
Gain on extinguishment of debt	3,544	696	12,235	3,076
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS:	10,322	29,685	51,743	50,325
Income tax benefit of taxable REIT subsidiaries	850	67	1,489	151
INCOME FROM CONTINUING OPERATIONS:	$11,172	$29,752	$53,232	$50,476
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	63	149	184	321
Gain (loss) on disposal of income producing properties	3,616	(483)	4,794	(525)
Income (loss) from discontinued operations	3,679	(334)	4,978	(204)
NET INCOME	$14,851	$29,418	$58,210	$50,272
Net loss attributable to noncontrolling interest	506	-	984	-
NET INCOME ATTRIBUTABLE TO EQUITY ONE	$15,357	$29,418	$59,194	$50,272

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.14	$0.40	$0.67	$0.68
Discontinued operations	0.04	-	0.06	-
	$0.18	$0.40	$0.73	$0.68
Number of Shares Used in Computing Basic Earnings per Share	84,298	73,408	80,552	73,366

EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$0.14	$0.40	$0.66	$0.68
Discontinued operations	0.04	-	0.06	-
	$0.18	$0.40	$0.72	$0.68
Number of Shares Used in Computing Diluted Earning per Share	85,001	73,541	81,206	73,503

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Other Comprehensive Income
For the three and six months ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

NET INCOME	$14,851	$29,418	$58,210	$50,272

OTHER COMPREHENSIVE INCOME:
Net unrealized holding gain (loss) on securities available for sale	6,989	(4,785)	11,093	(15,318)
Reclassification adjustment for loss on sale of securities included in net income	756	-	19,066	15
Net realized gain of interest rate contracts included in net income	59	-	191	196
Net amortization of interest rate contracts	30	20	50	43
Other comprehensive income (loss) adjustment	7,834	(4,765)	30,400	(15,064)

COMPREHENSIVE INCOME	$22,685	$24,653	$88,610	$35,208

Comprehensive loss attributable to noncontrolling interest	(506)	-	(984)	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE	$22,179	$24,653	$87,626	$35,208

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the six months ended June 30, 2009
(In thousands)
(Unaudited)

	Equity One Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Contingent consideration	Equity attributable to Equtiy One	Equity attributable to noncontrolling Interest	Total Equity

BALANCE, DECEMBER 31, 2008	$762	$967,514	$(36,617)	$(22,161)	$-	$909,498	$-	$909,498

Issuance of common stock	101	142,662	-	-	-	142,763	-	142,763

Stock issuance cost	-	(4,266)	-	-	-	(4,266)	-	(4,266)

Share-based payment expense	-	4,701	-	-	-	4,701	-	4,701

Common stock repurchases	(5)	(5,419)	-	-	-	(5,424)	-	(5,424)

Net income (loss)	-	-	59,194	-	-	59,194	(984)	58,210

Dividends paid on common stock	-	-	(49,037)	-	-	(49,037)		(49,037)

Acquisition of DIM, Vastgoed N.V.	-	-	-	-	323	323	25,796	26,119

Purchase of subsidiary shares from noncontrolling interest		16	-	-		16	(176)	(160)

Other comprehensive income adjustment	-	-	-	30,400	-	30,400	-	30,400

BALANCE, JUNE 30, 2009	$858	$1,105,208	$(26,460)	$8,239	$323	$1,088,168	$24,636	$1,112,804

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	58,210	50,272
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(1,038)	(409)
Amortization of below market lease intangibles	(3,080)	(1,987)
Equity in income (loss) of joint ventures	28	(170)
Amortization of premium on investments held for sale	(188)	-
Gain on acquisition of DIM Vastgoed	(26,866)	-
Income tax benefit of taxable REIT subsidiaries	(1,489)	151
Provision for losses on accounts receivable	2,278	1,005
Amortization of discount (premium) on notes payable	1,108	(1,106)
Amortization of deferred financing fees	766	849
Rental property depreciation and amortization	30,981	23,493
Stock-based payment	4,701	3,215
Operating distributions from joint venture	180	88
Amortization of derivatives	110	43
Gain on disposal of real estate and income-producing properties	(4,794)	(17,974)
Gain on extinguishment of debt	(12,235)	(3,076)
Changes in assets and liabilities:	-	-
Accounts and other receivables	1,094	2,264
Other assets	(10,850)	(4,346)
Accounts payable and accrued expenses	7,892	5,291
Tenant security deposits	(245)	(660)
Other liabilities	(2,748)	(5,058)
Net cash provided by operating activities	43,815	51,583

INVESTING ACTIVITIES:
Additions to and purchases of rental property	(3,872)	(5,565)
Additions to construction in progress	(8,025)	(10,179)
Proceeds from disposal of real estate and rental properties	6,638	179,856
Change in cash held in escrow	(1,679)	54,460
Increase in deferred leasing costs and lease intangibles	(2,130)	(3,088)
Advances to joint ventures	(111)	-
Investment in consolidated subsidiary	(956)	-
Investment in joint ventures	(200)	(12,768)
Additions to notes payable	-	(3)
Distributions of capital from joint ventures	-	2,966
Proceeds from repayment of notes receivable	-	13
Proceeds from sale or maturity of securities	106,835	250
Cash used to purchase securities	(10,867)	(63,128)
Net cash provided by investing activities	85,633	142,814

See accompanying notes to condensed consolidated financial statements.

(Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(7,931)	$(59,620)
Net (repayments) borrowings under revolving credit facilities	3,924	(37,000)
Repayment of senior debt	(202,795)	(34,689)
Proceeds from issuance of common stock	130,502	341
Repurchase of stock	(5,425)	-
Increase in deferred financing costs	-	(51)
Stock issuance cost	(4,266)	-
Cash dividends paid to stockholders	(49,037)	(44,401)
Net cash used in financing activities	(135,028)	(175,420)

Net (decrease) increase in cash and cash equivalents	(5,580)	18,977
Cash and cash equivalents through acquisition	1,857	-
Cash and cash equivalents at beginning of the period	5,355	1,313
Cash and cash equivalents at end of the period	$1,632	$20,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $687,000 and $1.5 million in 2009 and 2008, respectively)	$37,591	$33,648
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain (loss) on securities	$11,093	$(15,318)

Net cash paid for the acquisition of DIM is as follows:
Income producing properties	$387,325	$-
Intangible assets	42,267	-
Other assets	4,858	-
Mortgage notes payable	(230,969)	-
Secured revolving credit facility	(1,270)	-
Below market leases	(31,584)	-
Deferred tax liability	(54,165)	-
Other liabilities	(4,097)	-
Net noncash assets acquired	112,365	-
Previous equity interest	(36,124)	-
Issuance Equity One common stock (866,373 shares)	(12,234)	-
Contingent consideration	(323)	-
Noncontrolling interest in DIM	(25,795)	-
Gain on acquisition of DIM Vastgoed	(38,925)	-
Cash acquired	1,856	-
Net cash paid for acquisition	$822	$-

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

1.	Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by leading supermarkets, drug stores or discount retail store chains.  As of June 30, 2009, our consolidated property portfolio comprised 181 properties, including 167 shopping centers consisting of approximately 19.0 million square feet of gross leasable area (“GLA”), four development/redevelopment properties, six non-retail properties and four parcels held for development.  Included in our portfolio at June 30, 2009 are 21 shopping centers consisting of approximately 2.6 million square feet of GLA owned by DIM Vastgoed, N.V. (“DIM”), a company organized under the laws of the Netherlands in which we acquired a controlling interest on January 14, 2009. As of June 30, 2009, the DIM properties were 91.9% leased. As of June 30, 2009, our core portfolio, which does not include DIM, was 90.7% leased and included national, regional and local tenants.  In addition, we currently own a 10% interest in GRI-EQY I, LLC, which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA as of June 30, 2009.  The GRI joint venture properties were 93.7% leased at June 30, 2009.  Finally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC (“DRA Venture”) which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of June 30, 2009.  The DRA Venture’s properties were 66.9% leased at June 30, 2009.

As noted above, we acquired a controlling interest in DIM in the first quarter of 2009. DIM is a public company, the shares of which are listed on the NYSE Euronext Amsterdam stock exchange. We acquired our controlling stake by means of a stock exchange with another DIM shareholder that resulted in us increasing our voting control over DIM’s outstanding ordinary shares to 74.6% and providing an economic interest of 65.2%. Prior to this acquisition, we accounted for our 48% interest in DIM on December 31, 2008 as an available-for-sale security. The results of DIM’s operations have been included in our financial statements as of January 14, 2009, the acquisition date. A pro forma consolidated statement of operations has not been presented because it is impracticable to prepare such information.  Please refer to Note 5 for a complete description of the transaction and for additional detail on the accounting of this transaction in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”)No. 141 (revised 2007), Business Combinations (“FAS 141R”).

Basis of Presentation

The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries, DIM and those other entities where we have financial and operating control. We consolidated DIM during the quarter ended March 31, 2009 when we acquired a majority stake; accordingly, no prior period amounts are presented for DIM.

Equity One, Inc. and its subsidiaries, are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms.  All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.

The condensed consolidated financial statements included in this report are unaudited.  In our opinion, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for a full year.

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

On January 1, 2009, we adopted the provisions of FASB Statement  No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“FAS 160”). The provisions of  FAS 160 established accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary. FAS 160 provisions were applied prospectively, except for the provisions related to the presentation of noncontrolling interests in the statement of stockholders’ equity.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

On January 1, 2009, we adopted FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). The provisions of FSP No. EITF 03-6-1 require that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents (such as shares of restricted stock granted by us) be considered participating securities. Because the awards are participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share. The retrospective application of the provisions of FSP No. EITF 03-6-1 did not have a material change on any prior-period earnings per share amounts previously reported or on the three and six months ended June 30, 2009.

The accompanying 2008 condensed consolidated financial statements and the 2008 financial information have been retrospectively adjusted so that the basis of presentation is consistent with that of the 2009 financial information. This retrospective adjustment reflects (i) the adoption of FAS 160 and (ii) the adoption of FSP No. EITF 03-6-1.

2.	Summary of Significant Accounting Policies

Construction in Progress and Land Held for Development

Total interest expense capitalized to construction in progress and land held for development was $372,000 and $686,000 for the three months ended June 30, 2009 and 2008, respectively, and $687,000 and $1.5 million for the six months ended June 30, 2009 and 2008, respectively. Our method of calculating capitalized interest is based upon applying our weighted-average borrowing rate to that portion of actual costs incurred.

Business Combinations

On January 1, 2009, we adopted the provisions of FAS 141R and are applying such provisions prospectively to business combinations that have an acquisition date of January 1, 2009 or thereafter. FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, FAS 141R requires that changes in the amount of acquired tax attributes be included in our results of operations.

While FAS 141R applies only to business combinations with an acquisition date after its effective date, the amendments to FASB Statement 109, Accounting for Income Taxes, with respect to deferred tax valuation allowances and liabilities for income tax uncertainties, have been applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. We have applied the provisions of FAS 141R to our acquisition of a controlling interest in DIM, resulting in the consolidation of DIM in our unaudited financial statements as of the January 14, 2009 acquisition date. Please refer to Note 5 for a detailed description of the transaction, the consideration paid, the net assets acquired and the bargain purchase gain recorded. Additionally, when we purchase real estate properties, we allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of FAS 141R.

Our initial fair value purchase price allocations may be refined as additional information regarding fair values of the assets acquired and liabilities assumed is received. We allocated the purchase price of the acquired properties to land, building, improvements and intangible assets.  There are four categories of intangible assets to be considered:  (1) in-place leases; (2) above and below-market value of in-place leases; (3) lease origination costs and (4) customer relationships.  The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above.  The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Land is valued utilizing the sales comparison (market) approach to value. Using the sales comparison approach, we calculate the value by comparing the subject property to similar, recently sold properties in the surrounding or competing calculate area.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

The results of operations of acquired properties are included in our financial statements as of the dates they are acquired.  The intangibles associated with property acquisitions are included in other assets and other liabilities in our condensed consolidated balance sheets.  In the event that a tenant terminates its lease, all unamortized costs are written off as a charge to the statement of operations. The adoption of the provisions of FAS 141R did not affect our historical consolidated financial statements.

Investments in Real Estate Joint Ventures

We analyze our joint ventures and other investments under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51, as well as EITF No. 04-5, Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights and the American Institute of Certified Public Accountants (AICPA) Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”) in accordance with FIN 46R, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity.

We use the equity method of accounting for investments in unconsolidated real estate joint ventures when we own more than 20% but less than 50% and have significant influence but do not have a controlling financial interest, or if we own less than 20% but have determined that we have significant influence. Under the equity method, our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations. We have determined that we have sufficient influence with respect to our joint ventures with GRI and DRA to account for those investments under the equity method.

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

Long-lived Assets

There was no impairment loss for the three and six months ended June 30, 2009 and 2008.

Accounts Receivable

Accounts receivable includes amounts billed to tenants and accrued expense recoveries due from tenants.  We evaluate the probability of collection for these receivables and adjust the allowance for doubtful accounts to reflect amounts estimated to be uncollectible.  The allowance for doubtful accounts was approximately $4.6 million and $3.1 million at June 30, 2009 and December 31, 2008, respectively.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Securities

Our investments in securities are classified as available-for-sale and recorded at fair value based on current market prices. Temporary changes in the fair value of the equity and debt investments are included on our consolidated balance sheets in accumulated other comprehensive income.  If a decline in fair value is other than temporary, then an impairment charge is recognized in earnings and in retained earnings. We evaluate our investments in available-for-sale securities for other-than-temporary declines each reporting period in accordance with applicable accounting standards. All gains and losses on the sale of our securities are measured through specific identification.

As of June 30, 2009, our total investment in debt securities, which have various maturities through January 2010 and are classified as available-for-sale, was $29.6 million.  Interest earned on these securities was $777,000 and $2.4 million during the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2009, $32.0 million and $86.4 million, respectively of short term debt securities matured. During the six months ended June 30, 2009, $17.3 million of debt securities were sold at a net loss of $43,000, with no dispositions prior to maturity occurring during the three months ended June 30, 2009.

We analyzed the one debt security holding that was in a loss position as of June 30, 2009 for other-than-temporary impairment considering, among other measures: size and duration of the loss position, management’s intention to hold or the security to maturity, the publicly available information regarding the financial condition of the issuing company and the investment grade credit rating of the issuing company. Based on our analysis, we determined the following: loss position is not material to our financial statements, the debt security has not been in a loss position for longer than twelve months, no information has been made available that would cause us to question the issuer’s ability to meet its debt obligations, and there has been no change in the issuer’s credit rating.

During the three months ended June 30, 2009, we sold 350,000 shares of various REIT securities at a net loss of $11,000.  As of June 30, 2009, our $18.5 million investment in equity securities is classified as available-for-sale.

The following table reflects the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed other-than-temporarily impaired at June 30, 2009 and December 31, 2008:

	June 30,			December 31,
	2009			2008
	(In thousands)			(In thousands)

	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized
Investment	Value	(Loss)/Gain	Cost Basis	Value	Loss	Cost Basis
Equity securities	$18,464	$8,968	$9,496	$32,210	$(16,446)	$48,656
Debt securities	29,626	(93)	29,719	128,375	(4,838)	133,213
	$48,090	$8,875	$39,215	$160,585	$(21,284)	$181,869

Of our four debt security holdings, one in loss positions as of June 30, 2009.

Goodwill

We test for impairment of goodwill annually in November or more frequently if events warrant. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled approximately $11.8 million at June 30, 2009.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in our relationships with significant tenants.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Use of Derivative Financial Instruments

During 2004, we entered into a $100.0 million notional principal variable-rate interest swap which converted fixed-rate debt to variable-rate based on the six-month LIBOR in arrears plus 0.4375%. The swap was settled for proceeds of approximately $868,000 by us when it matured on April 15, 2009 concurrently with our 3.875% unsecured senior notes.

Earnings Per Share

In June 2008, the FASB issued FSP No. EITF 03-6-1, which clarifies that unvested share-based payment awards that entitle their holders to receive non-forfeitable dividends, such as our restricted stock awards, are considered “participating securities.”  As participating securities, our shares of restricted stock will be included in the calculation of basic earnings per share.  Because the awards are considered participating securities under FASB Statement 128, Earnings per Share, we are required to apply the two-class method of computing basic and diluted earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders.

Under the two-class method, earnings for the period are allocated between common shareholders and other security holders, based on their respective rights to receive dividends.

FSP No. EITF 03-6-1 requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. The adoption of FSP EITF No. 03-6-1 did not result in a material change to our current and previously reported basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2009 and 2008.

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

Historically, the only provision for federal income taxes in our condensed consolidated financial statements relates to our consolidated taxable REIT subsidiaries (“TRSs”). Our TRSs provided a net income tax benefit during the three and six months ended June 30, 2009 of $850,000 and $1.5 million, respectively.

Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate tax based on its operations in the United States. In 2008, DIM did not pay any U.S. income tax, which reflected the benefit of net operating loss carry forwards (“NOLs”) in previous years. As of June 30, 2009, DIM has NOLs of $10.4 million remaining.

We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for income tax liabilities are adequate for all years still subject to tax audits after 2005.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Share-Based Payments

The following table reports share-based payments expense for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Restricted stock	$1,018	$1,073	$3,070	$2,237
Stock options	484	504	1,623	971
Employee stock purchase plan discount	4	4	8	7
Total cost	1,506	1,581	4,701	3,215
Less amount capitalized	(32)	(72)	(93)	(186)
Net share based payment expense	$1,474	$1,509	$4,608	$3,029

Restricted stock expense includes amounts for which vesting was accelerated under severance agreements.  Discounts offered to participants under our Employee Stock Purchase Plan represent the difference between market value of our stock on the purchase date and purchase price of shares as provided under the plan.  A portion of share-based payments cost is capitalized as part of property-related assets.

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

Concentration of Credit Risk

A concentration of credit risk arises in our business when a nationally or regionally based tenant occupies a substantial amount of space in multiple properties owned by us.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent.  Further, the impact may be magnified if the tenant is renting space in multiple locations.  Generally, we do not obtain security from our nationally or regionally based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk.  Publix Super Markets accounts for over 10%, or approximately $18.1 million of our aggregate annualized minimum rent.  As of June 30, 2009, no other tenant accounted for over 5% of our annualized minimum rent.

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS 141R, which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill or bargain gain, and any noncontrolling interest in the acquiree. FAS 141R requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred, and does not permit certain restructuring activities to be recorded as a component of purchase accounting as previously

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

allowed under EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. FAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the first annual reporting period beginning on or after December 15, 2008 and must be applied prospectively to business combinations completed on or after that date.

We have adopted FAS 141R as of January 1, 2009, as required. We have determined that the effect on our consolidated financial statements of the adoption of FAS 141R will generally be limited to our new acquisitions, except for certain tax treatments of previous acquisitions. FAS 141R amended FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), and FIN 48. Previously, FAS 109 and FIN 48 required post-acquisition adjustments to business combination-related deferred tax asset valuation allowances and liabilities related to uncertain tax positions to be recorded as an increase or decrease to goodwill. FAS 141R does not permit this accounting and generally will require any such changes to be recorded in current period income tax expense. Thus, because FAS 141R has been adopted, all changes to valuation allowances and liabilities related to uncertain tax positions established in acquisition accounting (whether the combination was accounted for under FAS 141 or FAS 141R) are recognized in current period income tax expense.

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

In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 expands the disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities.

FAS 161 is effective for fiscal years beginning after December 1, 2008. The impact of adoption of FAS 161 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued Statement FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which requires (i) disclosure of the fair value of all financial instruments for which it is practicable to estimate that value in interim period financial statements as well as in annual financial statements, (ii) that the fair value information be presented together with the related carrying amount of the asset or liability, and (iii) disclosure of the methods and significant assumptions used to estimate the fair value and changes, if any, to the methods and significant assumptions used during the period.

The FSP is effective for interim periods ending after June 15, 2009, and requires additional disclosures in interim periods which were previously only required in annual financial statements starting with the Company’s Form 10-Q for the period ended June 30, 2009. This disclosure is presented in Note 15.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”), to establish general standards of accounting for and disclosure of subsequent events. FAS 165 renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and to modify the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date, through which an entity has evaluated subsequent events and the basis for that date (the issued date for public companies). FAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and will be applied prospectively.  This disclosure is presented in Note 16.

In April 2009, the FASB released FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 115-2 was issued contemporaneously with FSP FAS 157- 4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly, and FSP FAS 107-1. These statements introduced new disclosure requirements affecting both debt and equity securities and extend the disclosure requirements to interim periods including disclosure of the cost basis of securities classified as available-for-sale and held-to-maturity and provides further specification of major security types. Previously, the disclosures required by FAS 115 and FSP FAS 115-1 were only required in annual financial statements.  This disclosure is presented in the “Securities” section of Note 2.

On June 12, 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 166”). FAS 166, which removed the concept of a qualifying special-purpose entity (“SPE”) from FASB Statement No. 140, and the elimination of the exception for qualifying SPEs from the consolidation guidance of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities FIN 46R. Also, on June 12, 2009, the FASB issued Statement No. 167,

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Amendments to FASB Interpretation No. 46R, which addresses the effects of eliminating the qualifying SPE concept from FAS 140. We are reviewing any impact this may have on our financial statements; these pronouncements are effective as of November 15, 2009.

3.	Property Dispositions

The following table provides a summary of property disposition activity during the six months ended June 30, 2009:

Date	Property	City, State	Area	Gross Sales Price	Gain on Sale
			(In acres)	(In thousands)
March 31, 2009	Winchester Outparcel	Huntsville, AL	1.3	$920	$626
March 31, 2009	Waterstone Outparcel	Homestead, FL	0.6	788	552
May 28, 2009	Waterstone Outparcel	Homestead, FL	1.36	2,500	1,598
June 5, 2009	Bluebonnet Outparcel	Baton Rouge, LA	0.9	978	674
June 30, 2009	Waterstone Outparcel	Homestead, FL	0.9	1,733	1,344

	Total			$6,919	$4,794

As of June 30, 2009, there were no properties held for sale. The following table provides a summary of selected operating results for all previously disposed properties and current period dispositions for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Rental Revenue	$83	$270	$219	$514
Expenses
Property operating expenses	16	86	26	123
Rental property depreciation and amortization	4	35	9	70
Gain (loss) on disposal of income-producing property	3,616	(483)	4,794	(525)
Operations of income-producing properties sold or held for sale	$3,679	$(334)	$4,978	$(204)

4.	Investments in Real Estate Joint Ventures

As of June 30, 2009, our investment in unconsolidated real estate joint ventures, which is presented net of the deferred gain of approximately $2.9 million associated with the disposition of assets to the GRI venture, was $11.2 million and comprised of $8.3 million related to our joint venture with GRI and $2.9 million related to the DRA Venture.

Equity in losses from these joint ventures totaled $21,000 and $28,000 for the three and six months ended June 30, 2009, respectively, and fees paid to us associated with these joint ventures totaled approximately $404,000 and $800,000 for the three and six months ended June 30, 2009, respectively.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

5.	Acquisition of a Controlling Interest in DIM Vastgoed N.V.

On January 9, 2009, we entered into a stock exchange agreement (the “DIM Exchange Agreement”) under which we agreed to acquire up to 2,004,249 ordinary shares of DIM from another DIM shareholder.  On January 14, 2009, at an initial closing pursuant to this agreement, we issued 866,373 shares of our common stock in exchange for a total of 1,237,676 DIM ordinary shares (or depositary receipts with respect thereto), representing 15.1% of DIM’s outstanding ordinary shares.  In connection with this initial closing, we also obtained voting rights with respect to another 766,573 DIM ordinary shares.  As a result of the initial stock exchange, subsequent purchases, and the voting rights agreement, as of June 30, 2009, we owned 5,367,040 ordinary shares of DIM, representing approximately 65.2% of its total outstanding shares, and have voting control over approximately 74.6% of DIM’s outstanding ordinary shares.

In addition, under the DIM Exchange Agreement and subject to certain conditions, we have the right to acquire the remaining 766,573 DIM ordinary shares (or depositary receipts related thereto) over which we currently having voting control for either an aggregate of 536,601 shares of our common stock or cash at a purchase price of $11.50 per DIM ordinary share, adjusted for dividends.

Prior to this transaction, we accounted for our approximately 48% interest in DIM as an available-for-sale security due to our limited influence over DIM’s operating and financial policies and our inability to participate in the affairs of DIM’s governance. Following the acquisition of these additional shares and voting rights, we determined that we had sufficient control over DIM to consolidate its results effective January 14, 2009, the acquisition date of the initial shares, in accordance with FAS 141R.

The following table summarizes the fair value of the consideration paid with respect to our controlling interest in DIM as of the initial closing date of January 14, 2009:

Acquisition Date Fair Value
(In Thousands)
Previous equity interest	$36,945
Value of our common stock exchange (866,373 shares)	12,234
Contingent consideration	323
Total	$49,502

Following the initial closing, we recognized a loss of $12.1 million as a result of re-measuring to fair value our approximately 50% equity interest in DIM held at the time. The loss is included in the line item entitled “Gain on acquisition of controlling interest in subsidiary” in the statements of operations for the three and six months ended June 30, 2009.  The fair value of the 866,373 shares of our common stock issued at the initial closing under the DIM Exchange Agreement was determined based on the closing price on the New York Stock Exchange of our common stock on the closing date of $14.12 per share.

The DIM Exchange Agreement provides for a subsequent closing with respect to the additional 766,573 DIM ordinary shares on or before January 1, 2011.  On the acquisition date, we estimated the fair value of the contingent consideration payable by us at the subsequent closing as $323,000 based on a Monte-Carlo simulation methodology. This considered various assumptions, including time to maturity, applicable market volatility factors, and current market and selling prices for the underlying securities which are traded on the open market. This value is classified as contingent consideration debt and is included in the stockholders’ equity section of our condensed consolidated balance sheet until the closing of the transaction or earlier termination of the DIM Exchange Agreement.

We recognized and expensed approximately $3.9 million of acquisition-related costs as follows:

•	during the third quarter of 2008, an approximately $2.2 million other-than-temporary impairment loss was recorded;

•	during the fourth quarter of 2008 an approximately $926,000 in general and administrative expense was recorded; and

•	during the first quarter of 2009 an approximately $818,000 in general and administrative expense was recorded.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the initial closing. See “Business Combinations” in Note 2 for the methods used to fair value the income producing properties and the related lease intangibles.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Fair Values

(In thousands)
Income-producing properties	$387,325
Cash and cash equivalents	1,858
Accounts and other receivables	1,809
Intangible assets	42,267
Other assets	3,049
Total assets acquired	$436,308

Mortgage notes payable	230,969
Secured revolving credit facility	1,270
Accounts payable and accrued expenses	1,081
Tenant security deposits	926
Below market leases	31,584
Deferred tax liability	54,165
Other liabilities	2,090
Total liabilities assumed	$322,085

Net assets acquired	$114,223

Noncontrolling interest in DIM at closing	$25,795

The fair values of the acquired intangible assets, all of which have definite lives and will be amortized, were assigned as follows: approximately $8.2 million to leasing commissions with a remaining weighted-average useful life of approximately 9.1 years, approximately $3.0 million to above market leases with a remaining weighted-average useful life of approximately 4.9 years, approximately $30.5 million to in-place leases with a remaining weighted-average useful life of approximately 7.6 years and $600,000 to lease origination costs with a remaining weighted-average useful life of approximately 5.5 years.

The below-market lease intangible liability has a remaining weighted-average useful life of approximately 11.3 years.  The gross amount due for the accounts and other receivables was approximately $2.6 million, of which $675,000 was determined to be uncollectible.

The fair value of the mortgage notes payable was determined by use of present value techniques and appropriate market interest rates on a loan by loan basis. We are not guaranteeing, collateralizing or otherwise directly assuming DIM’s debt. In valuing the mortgage notes at each property, we considered the occupancy level, market location, physical property condition, the asset class, cash flow, the loan-to-value (“LTV”) ratio and other pertinent factors. Due to the current disruption in the credit markets and other adverse economic conditions, the range of possible borrowing costs can vary significantly.  Our approach considered market quotes for retail shopping center assets which were adjusted based on the underlying LTV ratios of the assets securing the loans. Using this approach we valued the mortgage notes acquired using market interest rates ranging from 6% to 12% per year.

The fair value of the noncontrolling interest in DIM was measured on the basis of the closing market price of DIM ordinary shares on the initial closing date of $8.99 per share multiplied by the 2.9 million DIM ordinary shares that we do not own or over which we do not have voting control.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

The amounts of revenue, expense and net loss for DIM included in our condensed consolidated statement of operations for the three and six months ended June 30, 2009 are as follows:

For the three and six months ended June 30, 2009
Revenue, expenses and net loss
(In thousands)
	Three months ended	Six months ended
	June 30,	June 30,
Revenues	$10,071	$20,377
Property operating expenses	(2,644)	(5,267)
Rental property depreciation & amortization	(4,233)	(8,689)

General and administrative	(681)	(1,141)
Interest expense	(4,869)	(9,760)
Other income	1	3
Income taxes	896	1,647

Noncontrolling interest’s share	$(506)	$(984)
Our share of the net loss	$(953)	$(1,846)

The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration deemed to have been paid.  As a result, we recognized a provisional gain of $26.9 million which is included in the line item entitled “Gain on acquisition of controlling interest in subsidiary” in the condensed consolidated statements of operations for the six months ended June 30, 2009.

The pro forma consolidated statement of operations information required by FAS 141R has not been presented because it is impracticable to prepare such information. It is impracticable to prepare the pro forma statements because DIM’s historical accounting records are maintained on the basis of International Financial Reporting Standards which differ from US GAAP in, among other respects, the treatment of tenant improvements and lease incentives, capitalization of property improvements and the recognition of straight-line rent. To properly reflect the adjustments needed to present pro forma statements, we would be required to evaluate on a lease-by-lease basis the adjustments needed to properly recognize revenues and expenses for a period of at least three years as well as to recreate historical bases of income producing properties, and then calculate the related intangibles, track their related amortization, depreciation, and disposals for a period of at least two years.  In addition to recreating these balance sheet changes and income statement changes, the tax effect of all changes would have to be recreated using GAAP to tax differences previously not tracked by DIM. As a result of these factors, we believe it is impracticable to gather, analyze and compile pro forma financial information.

6.	Borrowings

The following table is a summary of our mortgage notes payable balances for periods ended June 30, 2009 and December 31, 2008:

Mortgage Notes Payable	June 30,	December 31,
	2009	2008
	(In thousands)
Fixed-rate mortgage loans	$625,343	$371,077

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

The weighted-average interest rate of the mortgage notes payable at June 30, 2009 and December 31, 2008 was 6.8% and 7.2%, respectively, excluding the effects of the net premium adjustment.

At June 30, 2009, our consolidated fixed rate mortgage loans includes 22 mortgage loans related to DIM with a face value of $259.4 million.  In accordance with FAS 141R purchase accounting, we are required to record these mortgages at fair value using a current market interest rate for the acquired debt.  Based on market conditions at the time of the acquisition, we determined the fair market value of these mortgages to be $231.3 million as compared to a face value of $262.5 million thereby resulting in a fair market value adjustment of $31.3 million that will be amortized into interest expense over the remaining lives of the mortgages.  As of June 30, 2009, the weighted-average life to maturity on all of the loans acquired was 4.65 years.  Refer to Note 5 for additional detail on the methods used to fair value assets and liabilities of DIM.

Our unamortized premium (discount) on our mortgage and unsecured senior notes payable at June 30, 2009 and December 31, 2008 consists of the following:

Unamortized premium / (discount)	June 30,	December 31,
	2009	2008
	(In thousands)

Mortgage notes payable	$(23,781)	$6,360
Unsecured senior notes payable	(1,010)	(1,135)
	$(24,791)	$5,225

Our outstanding unsecured senior notes and the fair value of our matured-in-place interest rate swap at June 30, 2009 and December 31, 2008 consists of the following:

Unsecured Senior Notes Payable	June 30,	December 31,
	2009	2008
	(In thousands)

3.875% Senior Notes, due 04/15/09	$-	$176,185
Fair value of interest rate swap	-	949
7.840% Senior Notes, due 01/23/12	10,000	10,000
5.375% Senior Notes, due 10/15/15	107,570	117,000
6.25% Senior Notes, due 01/15/17	101,403	115,000
6.00% Senior Notes, due 09/15/17	116,998	132,279
6.00% Senior Notes, due 09/15/16	106,000	106,500
	$441,971	$657,913

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

The indentures under which our unsecured senior notes were issued have several covenants which limit our ability to incur debt, require us to maintain an unencumbered asset ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with any other entity.  These notes have also been guaranteed by most of our subsidiaries.

On March 24, 2004, we swapped $100.0 million notional principal of the $200 million, 3.875% unsecured senior notes to a floating interest rate based on the six-month LIBOR in arrears plus .4375%. In the six months ended June 30, 2009, we repaid the remaining principal balance of the senior notes and settled the related interest rate swap.

The weighted-average interest rate of our unsecured senior notes at June 30, 2009 and December 31, 2008 was 5.95% and 5.66%, respectively, excluding the effects of the interest rate swap and net premium adjustment. During the six months ended June 30, 2009, we also repurchased $43.4 million of our outstanding unsecured senior notes, with varying maturities which generated a gain on the early extinguishment of debt of $12.2 million.

The following table provides a summary of our unsecured revolving lines of credit balances at June 30, 2009 and December 31, 2008:

Unsecured revolving credit facilities	June 30,	December 31,
	2009	2008
	(In thousands)

Wells Fargo	$39,800	$35,500
City National Bank	894	-
	$40,694	$35,500

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

If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends.  The interest rate in effect at June 30, 2009 was 2.65%.  The facility also provides for the issuance of letters of credit, of which there were $6.1 million issued at June 30, 2009.

We also have a $15 million unsecured credit facility with City National Bank of Florida, on which there was a balance of $894,000, at June 30, 2009. The facility had no outstanding balance as of December 31, 2008. This facility also provides for the issuance of $527,000 in outstanding letters of credit. In addition, we have a $55,000 outstanding secured letter of credit with Bank of America, for which the interest rate in effect at June 30, 2009 was 1.12%.

As of June 30, 2009, the availability under the various credit facilities was approximately $194.7 million, net of outstanding balances and letters of credit and subject to the covenants in the loan agreements.

7.	Earnings Per Share

Earnings per share is accounted for in accordance with FASB Statement No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations.  Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

FSP No. EITF 03-6-1 requires that we apply the two-class method of computing basic and diluted earnings per share for those securities, which are considered participating securities.  The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders.  Under the two-class method, earnings for the period are allocated between common stockholders and other security holders, based on their respective rights to receive dividends.

The estimated fair value of the DIM Exchange Agreement as of the acquisition date of January 14, 2009 is approximately $323,000 and is classified as a contingent consideration in the stockholders’ equity section of our condensed consolidated balance sheets.  For calculating diluted earnings per share, we are required to consider the dilutive effect of issuing the additional 536,601 shares of our common stock as stated in the DIM Exchange Agreement. In addition, to appropriately present the dilutive nature of the DIM Exchange Agreement, we must reflect the incremental ownership and income we would receive if these shares were issued and exchanged for the DIM ordinary shares.  Accordingly, we are required to adjust our basic income used in our EPS calculation for the incremental gain or (loss) attributable to our increased ownership, as well as adjust our weighted-average shares to include the additional shares issuance.

The following summarizes the calculation of basic earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Income from conintuing operations	$11,172	$29,752	53,232	50,476
Net loss attributable to noncontrolling interest	506	-	984	-
Allocation of continuing income to restricted share awards	(36)	(247)	(265)	(422)
Income from continued operations attributable to common shareholders	$11,642	$29,505	53,951	50,054
Income from discontinued operations	3,679	(334)	4,978	(204)
Allocation of discontinued income to restricted share awards	(21)	3	(30)	2
Income from discontinued operations attributable to common shareholders	3,658	(331)	4,948	(202)
Net income available to common stockholders	$15,300	$29,174	58,899	49,852

Weighted Average Shares Outstanding — Basic	84,298	73,408	80,552	73,366

Basic earnings per share attributable to the common shareholders

Income from continuing operations	$0.14	$0.40	$0.67	$0.68
Income from discontinued operations	0.04	-	0.06	-
Net income	$0.18	$0.40	$0.73	$0.68

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

The following summarizes the calculation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Income from conintuing operations	$11,172	$29,752	53,232	50,476
Net loss attributable to noncontrolling interest	506	-	984	-
Income from continuing operations attributable to Equity One, Inc.	11,678	29,752	54,216	50,476
Allocation of earnings to restricted share awards	(36)	(247)	(265)	(422)
Allocation of earnings associated with DIM contingent shares	(135)	-	(244)	-
Net reallocation of continuing income to restricted share awards	(16)	9	7	8
Income from continued operations attributable to common shareholders	$11,491	$29,514	$53,714	$50,062
Income from discontinued operations	3,679	(334)	4,978	(204)
Allocation of discontinued income to restricted share awards	(17)	2	(24)	1
Income from discontinued operations attributable to common shareholders	3,662	(332)	4,954	(203)
Net income available to common stockholders	$15,153	$29,182	58,668	49,859

Weighted Average Shares Outstanding — Basic	84,298	73,408	80,552	73,366
Walden Woods Village, Ltd	94	94	94	94
Restricted stock using the treasury method	11	26	18	31
Stock options using the treasury method	61	13	47	12
Contingent shares to be issued for DIM stock	537	-	495
Subtotal	703	133	654	137

Diluted earnings per share - weighted average shares	85,001	73,541	81,206	73,503

Diluted earnings per share attributable to common shareholders:

Income from continuing operations	$0.14	$0.40	$0.66	$0.68
Income from discontinued operations	0.04	-	0.06	-
Net income	$0.18	$0.40	$0.72	$0.68

8.	Noncontrolling Interest

Noncontrolling interest represents the portion of equity that we do not own in those entities that we consolidate as a result of having a controlling interest. In December 2007, FASB issued FAS 160, which, commencing with financial periods beginning after January 1, 2009, requires additional financial statement presentation and disclosure items which we have included in the accompanying condensed consolidated financial statements.

We are involved in the following investment activities in which we have a controlling interest:

On January 1, 1999, Walden Woods Inc., a wholly-owned subsidiary of ours, entered into a limited partnership as a general partner.  An income-producing shopping center Walden Woods Village was contributed by its owners (the “Minority Partners”), and we contributed 93,656 shares of our common stock to the limited partnership at an agreed-upon price of $10.30 per share.  Under the terms of the agreement, the Minority Partners do not share in any earnings of the partnership, except to the extent of dividends received by the partnership for the shares originally contributed by us.

Based on the per-share price and the net value of property contributed by the Minority Partners, the limited partners received 93,656 partnership units.  We have entered into a redemption agreement with the Minority Partners whereby the Minority Partners can request that we purchase their partnership units at a price of $10.30 per unit at any time before January 1, 2014.  In connection with our adoption of FAS 160 on January 1, 2009 in our Form 10-Q for the three months ended March 31, 2009, we presented the value of the noncontrolling interest, or $989,000, within our stockholders’ equity as of March 31, 2009 and December 31, 2008. This presentation reported the amount to be permanent equity, which is inconsistent with the redemption feature of the noncontrolling interest. Per the provisions of EITF D-98, Classification and Measurement of Redeemable Securities, the redeemable noncontrolling interest of $989,000 will be presented in

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

the mezzanine section of our balance sheet, separate from permanent equity, until the earlier of January 1, 2014 or upon election by the Minority Partners to redeem their partnership units. Accordingly, we have also restated the balance of the noncontrolling interest within our stockholders’ equity of December 31, 2008 as presented in our Form 10-Q for the three months ended March 31, 2009 to reflect the appropriate classification in accordnance with EITF D-98.
We have also entered into a conversion agreement with the Minority Partners pursuant to which, following notice, the Minority Partners can convert their partnership units into Equity One common stock. The Minority Partners have not exercised their redemption or conversion rights and their minority interest remains valued at $989,000.

We have controlling interests in two joint ventures that, together, own our Sunlake development project.  We have funded all of the acquisition costs, are required to fund any necessary development and operating costs, receive an 8% preferred return on our advances, have reimbursement rights of all capital outlays upon disposition of the property, and are entitled to 60% of the profits thereafter.  The minority partners are not required to make contributions and, to date, have not contributed any capital.  One joint venture is under development and is nearing completion of construction and has commenced leasing. Noncontrolling interest will not be recorded until the equity in the property surpasses our capital expenditures and cumulative preferred return.

As of June 30, 2009, we owned 5.4 million ordinary shares of DIM (or depository receipts related thereto), representing approximately 65.2% of DIM’s total outstanding ordinary shares, and have voting control over an additional 766,000 ordinary shares, which, together with the shares owned, represents voting control over 74.6% of DIM’s total outstanding ordinary shares. Noncontrolling interest was recorded based on the noncontrolling market capitalization at the date we consolidated DIM and is adjusted for any additional shares purchased.

The following details the effects of changes in our ownership interests in our subsidiaries to our equity for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net income attributable to Equity One, Inc.	$15,357	$29,418	$59,194	$50,272
Increase in our paid-in-capital for purchase of DIM ordinary shares totaling, 6,214 and 19,780, for three and six months ended June 30, 2009, respectively	15	-	16	-
Net transfers from noncontrolling interest	15	-	16	-
Change from net income attributable to Equity One, Inc. and transfers from noncontrolling interest	$15,372	$29,418	$59,210	$50,272

9.	Share-Based Payments Plans

As of June 30, 2009, we have grants outstanding under four share-based payments plans, including two plans that we assumed in connection with our merger in 2003 with IRT Property Company.  While awards are outstanding under these plans, the Equity One 2000 Executive Incentive Compensation Plan is the primary plan under which current awards are granted.  The 2000 plan was adopted by our stockholders in June 2000 and amended in May 2002, July 2004 and June 2007.  The number of shares reserved for issuance under the plan is currently 8.5 million, of which approximately 2.8 million remain available for awards.

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

For options granted after the January 1, 2006 adoption of FASB Statement No. 123R, “Shared-Based Payment”, we used the binomial option pricing model to determine the fair value of our stock options; however, effective January 1, 2008, we elected to use the Black-Scholes-Merton option-pricing model to determine prospectively the fair value of our stock options awarded  after January 1, 2008.  We determined that the Black-Scholes-Merton option-pricing model is an acceptable and widely used method that is more appropriate for us given our stock option granting practices, our limited history of option exercise patterns, and the immateriality of stock option expense to our net income.  The determination of the fair value of awards on the date of grant using an option-pricing model is affected by the price of our common stock as well as assumptions regarding a number of subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected life of the options and expected dividends.

We measure compensation cost for restricted stock awards based on the fair value of our common stock at the date of the grant and expense such amounts ratably over the vesting period.

The following table depicts our stock option activity during the six months ended June 30, 2009:

	Shares Under Option	Weighted-Average Exercise Price
	(In thousands)

Outstanding at December 31, 2008	2,475	$23.32
Granted	480	11.84
Exercised	(15)	12.80
Outstanding at June 30, 2009	2,940	$21.50

Exercisable at June 30, 2009	1,408	$18.88

The total cash or other consideration received from options exercised during the six months ended June 30, 2009 was $189,000.

The following table presents information regarding unvested restricted stock activity during the six months ended June 30, 2009:

	Unvested Shares	Weighted-Average Price
	(In thousands)

Unvested at December 31, 2008	385	$24.79
Granted	113	13.93
Vested	(110)	20.80
Unvested at June 30, 2009	388	$22.76

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

During the six months ended June 30, 2009, we granted 112,519 shares of restricted stock that are subject to forfeiture and vest over periods from two to four years. The total vesting-date value of the 109,722 shares that vested during the six months ended June 30, 2009 was $1.4 million.

As of June 30, 2009, we had $9.5 million of total unrecognized compensation expense related to unvested share-based payment arrangements (unvested options and restricted shares) granted under our plans.  This cost is expected to be recognized over a weighted-average period of 1.8 years.

10.	Equity

On April 9, 2009, we entered into an underwriting agreement with several underwriters with respect to the issue and sale of approximately 6.7 million shares of our common stock in an underwritten public offering.  The shares were sold to the public at $14.30 per share. The issuance of the shares was registered under the Securities Act of 1933 pursuant to our shelf registration statement.

Prior to the execution of the underwriting agreement, we entered into a common stock purchase agreement with an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the chairman of our board of directors.  Under the purchase agreement, Gazit’s affiliate agreed to purchase 2.4 million shares of our common stock at the public offering price in a private placement. In connection with the purchase agreement, we also executed a registration rights agreement granting the buyer customary demand and “piggy-back” registration rights.

At an initial closing on April 15, 2009 and an over-allotment closing on April 21, 2009, we completed the public offering and concurrent private placement in accordance with the underwriting agreement and purchase agreement. The offerings resulted in net cash proceeds of approximately $126.2 million to the company.

In connection with the consolidation of DIM, we recognized equity of approximately $25.8 million of noncontrolling interest representing the portion of DIM that we did not control at the acquisition date. Subsequent changes to the noncontrolling equity balance will arise from allocation of subsidiary income or loss attributable to noncontrolling interests, or upon changes in our ownership of DIM.

In the six months ended June 30, 2009, we repurchased and retired 461,694 shares of our common stock at an average price of $11.75.

11.	Condensed Consolidating Financial Information

Some of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facility.  The guarantees are joint and several and full and unconditional:

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Condensed Balance Sheet As of June 30, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$1,020,605	$266,360	$864,063	$-	$2,151,028
Investment in affiliates	628,310	-	-	(628,310)	-
Other assets	(97,586)	214,428	71,570	-	188,412
Total Assets	$1,551,329	$480,788	$935,633	$(628,310)	$2,339,440

LIABILITIES
Mortgage notes payable	$56,297	$48,360	$520,686	$-	$625,343
Unsecured revolving credit facilities	40,694	-	-	-	40,694
Unsecured senior notes payable	441,971	-	-	-	441,971
Unamortized/unaccreted premium/(discount) on notes payable	(349)	24	(24,466)	-	(24,791)
Other liabilities	418,180	(521,475)	245,725		142,430
Total Liabilities	956,793	(473,091)	741,945	-	$1,225,647
Redeemable noncontrolling interest	989	-	-	-	989

STOCKHOLDERS’ EQUITY	593,547	953,879	193,688	(628,310)	1,112,804
Total Liabilities and Stockholders' Equity	$1,551,329	$480,788	$935,633	$(628,310)	$2,339,440

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Condensed Balance Sheet As of December 31, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$1,019,154	$274,587	$484,992	$-	$1,778,733
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	184,561	17,408	55,561	-	257,530
Total Assets	$1,832,024	$291,995	$540,553	$(628,309)	$2,036,263

LIABILITIES
Mortgage notes payable	$57,491	$49,951	$263,635	$-	$371,077
Mortgage notes payable related to properties held for sale	-	-	-	-	-
Unsecured revolving credit facilities	35,500	-	-	-	35,500
Unsecured senior notes payable	657,913	-	-	-	657,913
Unamortized/unaccreted premium (discount) on notes payable	(316)	37	5,504	-	5,225
Other liabilities	37,219	5,067	13,775	-	56,061
Total Liabilities	787,807	55,055	282,914	-	1,125,776

Redeemable noncontrolling interest	989	-	-	-	989
STOCKHOLDERS’ EQUITY	1,043,228	236,940	257,639	(628,309)	909,498
Total Liabilities and Stockholders’ Equity	$1,832,024	$291,995	$540,553	$(628,309)	$2,036,263

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Condensed Statement of Operations for the three months ended June 30, 2009	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$25,788	$7,005	$19,690	$-	$52,483
Expense recoveries	6,778	2,281	5,425	-	14,484
Percentage rent	129	62	58	-	249
Management and leasing services	38	406	-	-	444
Total revenue	32,733	9,754	25,173	-	67,660
EQUITY IN SUBSIDIARIES' EARNINGS	4,832	-	-	(4,832)	-

COSTS AND EXPENSES:
Property operating	9,116	2,205	8,438	-	19,759
Rental property depreciation and amortization	6,186	1,590	7,121	-	14,897
General and administrative	7,447	819	727	-	8,993
Total costs and expenses	22,749	4,614	16,286	-	43,649

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	14,816	5,140	8,887	(4,832)	24,011

OTHER INCOME AND EXPENSES:
Investment income	1,197	1	7	-	1,205
Equity in loss of real estate joint ventures	-	(21)	-	-	(21)
Other income	34	-	-	-	34
Interest expense	(8,153)	(848)	(9,128)	-	(18,129)
Amortization of deferred financing fees	(269)	(18)	(35)	-	(322)
Gain on extinguishment of debt	3,544	-	-	-	3,544

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS:	11,169	4,254	(269)	(4,832)	10,322
Income tax benefit of taxable REIT subsidiaries	-	(46)	896	-	850

INCOME FROM CONTINUING OPERATIONS	11,169	4,208	627	(4,832)	11,172

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	66	(3)	-	-	63
Gain on disposal of income producing property	3,616	-	-	-	3,616
Income from discontinued operations	3,682	(3)	-	-	3,679

NET INCOME	$14,851	$4,205	$627	$(4,832)	$14,851

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Condensed Statement of Operations for the three months ended June 30, 2008	Equity One Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$26,444	$8,479	$11,772	$-	$46,695
Expense recoveries	6,933	2,415	3,728	-	13,076
Percentage rent	114	60	(10)	-	164
Management and leasing services	-	814	-	-	814
Total revenue	33,491	11,768	15,490	-	60,749
EQUITY IN SUBSIDIARIES' EARNINGS	26,631	-	-	(26,631)	-

COSTS AND EXPENSES:
Property operating	8,173	2,307	5,524	-	16,004
Rental property depreciation and amortization	6,730	1,862	3,069	-	11,661
General and administrative	6,325	1,255	40	-	7,620
Total costs and expenses	21,228	5,424	8,633	-	35,285

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	38,894	6,344	6,857	(26,631)	25,464

OTHER INCOME AND EXPENSES:
Investment income	610	21	13	-	644
Equity in income of real estate joint ventures	-	170	-		170
Other income	45	-	-	-	45
Interest expense	(10,558)	(1,399)	(3,456)	-	(15,413)
Amortization of deferred financing fees	(373)	(18)	(29)	-	(420)
Gain on sale of real estate	-	13,833	4,666	-	18,499
Gain on extinguishment of debt	696	-	-	-	696

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS:	29,314	18,951	8,051	(26,631)	29,685
Income tax benefit of taxable REIT subsidiaries	-	67	-		67

INCOME FROM CONTINUING OPERATIONS	29,314	19,018	8,051	(26,631)	29,752

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	104	(33)	78	-	149
Loss on disposal of income-producing property	-	-	(483)	-	(483)
Income (loss) from discontinued operations	104	(33)	(405)	-	(334)

NET INCOME	$29,418	$18,985	$7,646	$(26,631)	$29,418

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Condensed Statement of Operations for the six months ended June 30, 2009	Equity One Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$51,673	$14,285	$39,647	$-	$105,605
Expense recoveries	13,574	4,519	10,808	-	28,901
Percentage rent	555	163	671	-	1,389
Management and leasing services	194	800	-	-	994
Total revenue	65,996	19,767	51,126	-	136,889
EQUITY IN SUBSIDIARIES' EARNINGS	36,782			(36,782)	-

COSTS AND EXPENSES:
Property operating	17,845	4,211	16,620	-	38,676
Rental property depreciation and amortization	12,473	3,160	14,551	-	30,184
General and administrative	17,571	1,637	2,040	-	21,248
Total costs and expenses	47,889	9,008	33,211	-	90,108

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	54,889	10,759	17,915	(36,782)	46,781

OTHER INCOME AND EXPENSES:
Investment income	3,247	4	11		3,262
Equity in income (loss) of real estate joint ventures	-	(28)	-		(28)
Other income	1,085	-	-		1,085
Interest expense	(17,554)	(1,712)	(18,426)		(37,692)
Amortization of deferred financing fees	(661)	(37)	(68)		(766)
Gain on acquistion of controlling interest in subsidiary	-	-	26,866		26,866
Gain on sale of real estate	-	-	-		-
Gain on extinguishment of debt	12,235	-	-		12,235

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS:	53,241	8,986	26,298	(36,782)	51,743
Income tax benefit of taxable REIT subsidiaries	-	(158)	1,647		1,489

INCOME FROM CONTINUING OPERATIONS	53,241	8,828	27,945	(36,782)	53,232

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	175	(3)	12		184
Gain (loss) on disposal of income producing property	4,794	-	-		4,794
Income from discontinued operations	4,969	(3)	12	-	4,978

NET INCOME	$58,210	$8,825	$27,957	$(36,782)	$58,210

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Condensed Statement of Operations for the six months ended June 30, 2008	Equity One Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$51,934	$17,215	$25,428	$-	$94,577
Expense recoveries	13,417	5,111	8,190	-	26,718
Percentage rent	664	183	766	-	1,613
Management and leasing services	-	997	-	-	997
Total revenue	66,015	23,506	34,384	-	123,905
EQUITY IN SUBSIDIARIES' EARNINGS	43,518	-	-	(43,518)	-

COSTS AND EXPENSES:
Property operating	16,002	4,292	11,752	-	32,046
Rental property depreciation and amortization	12,992	3,852	6,579	-	23,423
General and administrative	12,140	2,258	108	-	14,506
Total costs and expenses	41,134	10,402	18,439	-	69,975

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	68,399	13,104	15,945	(43,518)	53,930

OTHER INCOME AND EXPENSES:
Investment income	874	23	5,910	-	6,807
Equity in income of real estate joint ventures	-	170	-	-	170
Other income	88	-	-	-	88
Interest expense	(21,575)	(2,824)	(6,996)	-	(31,395)
Amortization of deferred financing fees	(756)	(37)	(56)	-	(849)
Gain on sale of real estate	-	13,833	4,665	-	18,498
Gain on extinguishment of debt	3,076	-	-	-	3,076

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS:	50,106	24,269	19,468	(43,518)	50,325
Income tax benefit of taxable REIT subsidiaries	-	151	-	-	151

INCOME FROM CONTINUING OPERATIONS	50,106	24,420	19,468	(43,518)	50,476

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	208	34	79	-	321
Loss on disposal of income producing property	(42)	-	(483)	-	(525)
Income from discontinued operations	166	34	(404)	-	(204)

NET INCOME	$50,272	$24,454	$19,064	$(43,518)	$50,272

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Condensed Statement of Cash Flows for the six months ended June 30, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	YTD Total
(In thousands)

Net cash (used in) provided by operating activities	$(8,773)	$3,458	$49,131	$43,815
INVESTING ACTIVITIES:		0	0
Additions to and purchases of rental properties	(1,089)	(1,129)	(1,653)	(3,872)
Land held for development	-	-	-	-
Additions to construction in progress	(3,934)	(11)	(4,080)	(8,025)
Proceeds from disposal of real estate and rental properties	5,749	-	889	6,638
Decrease in cash held in escrow	(1,679)	-	-	(1,679)
Investment in joint ventures	(200)	-	-	(200)
Advances to joint ventures	(111)	-	-	(111)
Distributions of capital from joint ventures	-	-	-	-
Increase in deferred leasing costs	(1,344)	(161)	(625)	(2,130)
Additions to notes receivable	-	-	-	-
Proceeds from repayment of notes receivable	-	-	-	-
Proceeds from sale of securities	106,835	-	-	106,835
Purchase of securities	(10,867)	-	-	(10,867)
Advances to subsidiaries, net	27,751	45,435	(73,186)	-
Investment in consolidated subsidiary	(956)	-	-	(956)
Net cash provided by (used in) investing activities	120,155	44,134	(78,655)	85,633
FINANCING ACTIVITIES:	-	-	-	-
Repayments of mortgage notes payable	(1,227)	(1,590)	(5,114)	(7,931)
Borrowings under mortgage notes	-	-	-	-
Net repayments borrowings under revolving credit facilities	-	5,194	(1,270)	3,924
Repayment from senior debt	-	(202,795)	-	(202,795)
Proceeds from issuance of common stock	130,502	-	-	130,502
Repurchase of common stock	(5,425)	-		(5,425)
Stock issuance cost	(4,266)	-	-	(4,266)
Change in deferred financing costs	-	-	-	-
Cash dividends paid to stockholders	(49,037)	-	-	(49,037)
Distributions to minority interest	-	-	-	-
Net cash (used in) financing activities	70,547	(199,191)	(6,384)	(135,028)
NET INCREASE IN CASH AND CASH EQUIVALENTS	181,929	(151,600)	(35,909)	(5,580)
CASH ACQUIRED THROUGH ACQUISITION	1,857			1,857
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,355			5,355
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$189,141	$(151,600)	$(35,909)	$1,632

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Condensed Statement of Cash Flows for the six months ended June 30, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash provided by operating activities	$(13,100)	$45,568	$19,115	$51,583
INVESTING ACTIVITIES:
Additions to and purchases of rental properties	(504)	(4,055)	(1,006)	(5,565)
Land held for development		(87)		(87)
Additions to construction in progress	(90)	(9,312)	(690)	(10,092)
Proceeds from disposal of real estate and rental properties	550	164,806	14,500	179,856
Decrease in cash held in escrow	54,460			54,460
Increase in deferred leasing costs	(604)	(1,806)	(678)	(3,088)
Additions to notes receivable	(3)	-	-	(3)
Proceeds from repayment of notes receivable	13	-	-	13
Distribution of capital from joint ventures	2,966	-	-	2,966
Investment in joint venture	-	(12,768)	-	(12,768)
Proceeds from sale of securities	250	-	-	250
Purchases of securities	(63,128)	-	-	(63,128)
Advances (to) from affiliates	154,888	(153,862)	(1,026)	-
Net cash provided by (used in) investing activities	148,798	(17,084)	11,100	142,814
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(921)	(28,484)	(30,215)	(59,620)
Net repayments borrowings under revolving credit facilities	(37,000)	-	-	(37,000)
Repayment of senior debt	(34,689)	-	-	(34,689)
Proceeds from issuance of common stock	341	-	-	341
Increase in deferred leasing costs	(51)	-	-	(51)
Cash dividends paid to stockholders	(44,401)	-	-	(44,401)
		-	-
Net cash used in financing activities	(116,721)	(28,484)	(30,215)	(175,420)
NET CHANGE IN CASH AND CASH EQUIVALENTS	18,977	-	-	18,977
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,313	-	-	1,313
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$20,290	$-	$-	$20,290

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

12.	Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 established a framework for measuring fair value, which included a hierarchy based on the quality of inputs used to measure fair value and provided specific disclosure requirements based on the hierarchy.

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

Recurring Fair Value Measurements

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements
	(In thousands)

	Quoted Prices in	Significant
	Active Markets	Other Observable
	for Identical Assets	Inputs
Description	(Level 1)	(Level 2)

Available-for-sale securities	$18,464	$29,626
Total	$18,464	$29,626

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

13.	Commitments and Contingencies

As of June 30, 2009, we pledged letters of credit totaling $6.7 million as additional security for certain financial and other obligations.

We have committed to fund approximately $1.3 million, based on current plans and estimates, in order to complete pending development and redevelopment projects.  These obligations, comprising principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities, or cash on hand.

Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $88,000.  Additionally, we have operating lease agreements for office space in which we have an annual obligation of approximately $398,000.

We are subject to litigation in the normal course of business.  However, we do not believe that any of the litigation pending as of June 30, 2009 will have a material adverse effect on our financial condition or results of operations.

In connection with the DIM stock exchange, we have obtained rights to acquire an additional 766,573 ordinary shares of DIM (or depository receipts related thereto) on or before January 1, 2011, subject to certain conditions precedent.  Pursuant to the DIM Exchange Agreement, at the closing of that acquisition, we will be required to issue either 536,601 shares of our common stock or pay cash in the amount of $11.50 per DIM share plus an additional cash amount based on dividends paid on shares of our common stock and DIM shares, if any, between the date of the DIM Exchange Agreement and the future closing.  See Note 5 for a more detailed description of the transaction, the DIM Exchange Agreement and the future contingent consideration.

14.	Severance

On March 30, 2009, we announced that Gregory Andrews, our former Chief Financial Officer, and Thomas McDonough, our former Chief Investment Officer, agreed to terminate their employment arrangements with us.

During the six months ended June 30, 2009, we recorded a one-time charge of $3.4 million related to the accelerated recognition of expenses due to the termination of these two executives’ employment. The following table outlines amounts which are based on the terms of the executives’ employment agreements.

Six Months Ended
June 30, 2009
Severance Expense
(In thousands)
Cash Severance Items:
Base Pay	$1,325
Bonus	902
Total cash items	$2,227

Non-cash Severance Items:
Restricted Stock Accelerated Vesting	$919
Stock Option Accelerated Vesting	610
Long-term Incentive Plan Not Paid	(334)
Total non-cash items	$1,195

Total	$3,422

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

15.	Fair value of financial instruments

The estimated fair values of financial instruments have been determined  using available market information and appropriate valuation methods. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. We have used the following market assumptions and/or estimation methods which should be read in conjunction with the balance sheets for the period referred to:

Cash and Cash Equivalents and Accounts and Other Receivables. The carrying amounts reported in the balance sheets for these financial instruments approximate fair value because of their short maturities.

Available-for-Sale Securities. The fair value estimated at June 30, 2009 and December 31, 2008 was $48.1 million and $160.6 million, respectively, based on the closing market prices of the securities. The unrealized holding loss was $8.9 million at June 30, 2009, and $21.3 million at December 31, 2008.

Mortgage Notes Payable. The fair value estimated at June 30, 2009 and December 31, 2008 was $614.1 million and $383.5 million, respectively, calculated based on the net present value of payments over the terms of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amounts of these notes are $601.6 million and $377.4 million for the period ended June 30, 2009 and 2008 respectively.

Unsecured Revolving Credit Facilities. The fair value estimated at June 30, 2009 was $40.7 million. The carrying amounts reported in the balance sheets approximate fair value.

Unsecured Senior Notes Payable. The fair value estimated at June 30, 2009 and December 31, 2008 was $346.5 million and $498.0 million respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amounts of these notes are $441.0 million and $656.8 million for the period ended June 30, 2009 and 2008 respectively.

16.	Subsequent Events

In July of 2009, we repurchased approximately $835,000 principal amount of our unsecured outstanding senior notes for consideration of $672,000, generating a gain of approximately $162,000.

Pursuant to FAS 165, we have reviewed all subsequent events and transactions that occurred after our June 30, 2009 unaudited condensed consolidated balance sheets date as of July 31, 2009, our issue date.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Unless the context otherwise requires, all references to “we”, “our”, “us”, and “Equity One” in this report refer collectively to Equity One, Inc. and its subsidiaries.

Changes in Basis of Presentation

As discussed in Note 1 to the accompanying condensed consolidated financial statements, certain 2008 financial information has been reclassified so that the basis of presentation is consistent with that of the 2009 financial information.  This reclassification includes (i) the adoption of FAS 160 and (ii) the adoption of FSP No. EITF 03-6-1.

Executive Overview

We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers.  Our primary objective is to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our real estate assets.  To achieve our objective, we lease and manage our shopping centers primarily with experienced, in-house personnel.  We acquire neighborhood or community shopping centers that either have leading anchor tenants or contain a mix of tenants that reflect the shopping needs of the communities they serve.  We also develop and redevelop shopping centers on a tenant-driven basis, leveraging either existing tenant relationships or geographic and demographic knowledge while seeking to minimize risks associated with land development.

Our Portfolio.  As of June 30, 2009, our consolidated property portfolio comprised 181 properties, including 167 shopping centers consisting of approximately 19.0 million square feet of gross leasable area, or (“GLA”), four development/redevelopment properties, six non-retail properties, and four land parcels held for development. Included in our portfolio for the three months ended June 30, 2009 are 21 shopping centers consisting of approximately 2.6 million square feet of GLA owned by DIM Vastgoed N.V., a Dutch public company (“DIM”) in which we acquired a controlling stake in January 2009. As of June 30, 2009, the DIM properties were 91.9% leased. As of June 30, 2009, our core portfolio, which does not include DIM, was 90.7% leased and included national, regional and local tenants.

In addition, we currently own a 10% interest in GRI-EQY I, LLC, a joint venture with Global Retail Investors LLC, or GRI, which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA as of June 30, 2009.  The GRI joint venture properties were 93.7% leased at June 30, 2009.  We also own a 20% interest in G&I VI Investment South Florida Portfolio, LLC, a joint venture with an affiliate of DRA Advisors which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of June 30, 2009.  In total, the properties owned by our joint venture with DRA were 66.9% leased at June 30, 2009.

In connection with our January 2009 acquisition of a controlling stake in DIM, we increased our voting control to approximately 74.6% of DIM’s outstanding ordinary shares and acquired net assets of $114.2 million, subject to a noncontrolling interest of $25.8 million, resulting in a bargain gain of $26.9 million.  The results of  DIM’s operations have been included in our financial statements from the acquisition date and for the six months ended June 30, 2009. A pro forma consolidated statement of operations has not been presented because it is impracticable to prepare such information.  Please refer to Note 5 in the accompanying unaudited condensed consolidated Financial Statements for a complete description of the transaction and for additional detail on the accounting of this transaction in accordance with FAS 141R.

Outlook and Business Strategy. During 2009, our business has continued to feel the effects of the challenging economic environment and the turmoil in the U.S. credit and retail markets.  Buyers and sellers of real estate assets continue to operate in a market that has made completing transactions more difficult as a result, in part, of substantial declines in the available capital from the credit markets. A consumer-led economic slowdown has had a meaningful impact on most retailers, causing many companies, both national and local, to cease or curtail operations or declare bankruptcy.  We have seen these economic conditions broadly across all of our markets.

These macro-trends have made it more difficult for us to achieve our objectives of growing our business through internal rent increases, re-cycling capital from lower-tiered assets into higher quality properties, and growing our asset management business.  As an example, reductions in occupancy have adversely affected our rental revenue and expense recoveries, and caused us to increase bad debt expense, thereby negatively affecting our year over year same property net operating income, which was down 3.2%.

Notwithstanding the difficult operating environment, the execution of our business strategy during the second quarter of 2009 resulted in:

•	the execution of 40 new leases in our core portfolio totaling 123,237 square feet, the renewal of 72 leases totaling 191,873 square feet and the extension of 17 leases totaling 254,406 square feet;

•
the sale of approximately 9.11 million shares of our common stock in an underwritten public offering and concurrent private placement, the net proceeds of which were $126.2 million and were used to repay indebtedness and other corporate purposes;

•
the re-purchase of approximately $12.9 million of our outstanding unsecured senior notes with varying maturities, generating a gain on the early extinguishment of debt of approximately $3.5 million for the three months ended June 30, 2009;

•	the repayment of $171.6 million principal amount of senior notes that matured and the settlement of the related interest rate swap;

•	the sale of three outparcels in Homestead, FL and Baton Rouge, LA for aggregate sale proceeds of approximately $5.2 million resulting in gains on sale of $3.6 million; and

•	the sale of various equity securities for net proceeds of approximately $1.8 million resulting in a net loss of approximately $10,000.

For the six months ended June 30, 2009, the execution of our business strategy resulted in:

•	the sale of five outparcels in Homestead, FL, Baton Rouge, LA and Huntsville, AL for aggregate sale proceeds of $6.9 million resulting in gains on sale of $4.8 million;

•
the acquisition of a 9.6% interest in Ramco-Gershenson Properties Trust with a cost basis of approximately $9.0 million and the subsequent appointment of two independent representatives to its board of trustees;

•	the repurchase of $43.4 million of our outstanding senior notes with varying maturities, generating a gain of $12.2 million; and

•	the acquisition of a controlling interest in DIM on January 14, 2009.

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

Comparison of the three months ended June 30, 2009 to 2008

The following summarizes line items from our unaudited condensed consolidated statements of operations that we think are important in understanding our operations and/or those items that have significantly changed in the three months ended June 30, 2009 as compared to the same period in 2008:

	Three Months Ended
	June 30
	2009	2008
	(In thousands)

Total revenue	$67,660	$60,749
Property operating expenses	19,759	16,004
Rental property depreciation and amortization	14,897	11,661
General and administrative expenses	8,993	7,620
Investment income	1,205	644
Equity in income (loss) of real estate joint ventures	(21)	170
Other income	34	45
Interest expense	18,129	15,413
Gain on sale of real estate	-	18,499
Amortization of deferred financing fees	322	420
Gain on acquisition of controlling interest in subsidiary	-	-
Gain on extinguishment of debt	3,544	696
Income tax benefit of taxable REIT subsidiaries	850	67
Income (loss) from discontinued operations	3,679	(334)
Net loss attributable to Noncontrolling interest	506	-
NET INCOME ATTRIBUTABLE TO EQUITY ONE	$15,357	$29,418

Included in the following discussion of results of operations are the results of DIM which has been consolidated with our results of operations for the three months ended June 30, 2009 but not for the comparable 2008 period.  For additional details on the consolidation of DIM and the effect on our financial reporting, see the Notes to the condensed consolidated financial statements included in this report.

Total revenue increased by approximately $6.9 million, or 11.4%, to $67.7 million in 2009.  The increase is primarily attributable to the following:

•	an increase of approximately $10.1 million attributable to the DIM properties;

•	an increase of approximately $570,000 related to the completion of various development/redevelopment projects;

•	a decrease of approximately $2.1 million attributable to the sale of nine of our income producing properties to our joint venture with GRI;

•	a decrease of approximately $1.3 million related to a settlement fee received in 2008 in connection with a previous tenant’s bankruptcy; and

•
a decrease of approximately $500,000 associated with lower joint venture acquisition fees partially offset by an increase of approximately $130,000 related to management services provided to our joint ventures.

Property operating expenses increased by approximately $3.8 million, or 23.5%, to $19.8 million in 2009.  The increase primarily consists of the following:

•	an increase of approximately $2.6 million attributable to the DIM properties;

•	an increase of approximately $1.8 million in property operating costs due to an increase in bad debt expense, higher real estate tax expense, insurance expense and common area maintenance expense;

•	an increase of approximately $200,000 related to the completion of various development/redevelopment properties; and

•	a decrease of approximately $825,000 associated with the sale of nine of our income producing properties to our joint venture with GRI; and

Rental property depreciation and amortization increased by approximately $3.2 million, or 27.8%, to $14.9 million for 2009 from $11.7 million in 2008.  The increase in 2009 was primarily related to the following:

•	an increase of approximately $4.2 million related to the DIM properties; and

•
a decrease of approximately $400,000 attributable to the sale of our nine income producing properties to the GRI joint venture included fully in the 2008 results, but not included in the 2009 results, and a decrease in depreciation in 2009 due to the 2008 results containing a $500,000 adjustment for a tenant that vacated during the three months ended June 30, 2008. There were no comparable depreciation adjustments in the same 2009 period.

General and administrative expenses increased by approximately $1.4 million, or 18.0%, to approximately $9.0 million in 2009 compared to approximately $7.6 million in 2008. The increase is primarily attributable to an increase in professional services of approximately $500,000 related to legal and advisory fees associated with our investment in Ramco-Gershenson, an increase in leasing personnel costs and higher audit fees associated with our acquisition of DIM. In addition, we incurred approximately $820,000 in administrative costs associated with DIM’s ongoing operations, which comprise legal, accounting services and other costs in the first quarter of 2009.

Investment income increased by approximately $560,000, or 87.2%, to approximately $1.2 million in 2009 compared to $644,000 in 2008.  The increase is mainly due to higher dividend income of approximately $400,000 generated from our equity investments and an increase in interest income associated with our debt securities of approximately $130,000.

Equity in loss in unconsolidated joint ventures increased by approximately $191,000, to a loss of approximately $21,000 in 2009 compared to income of $170,000 in 2008.  The change was primarily attributable to the full year effect of higher interest expense associated with a new loan for our GRI joint venture that closed in June 2008 and  net operating losses from our DRA joint venture which closed in September of 2008. The net loss of $21,000 represents our pro rata share of our joint ventures’ operating results.

Interest expense increased by approximately $2.7 million, or 17.6%, to approximately $18.1 million in 2009 as compared to $15.4 million in 2008.  The increase is primarily attributable to the following:

•	an increase of approximately $4.9 million of interest expense related to the DIM mortgages acquired in the first quarter;

•	an increase of approximately $300,000 associated with lower capitalized interest due to fewer development projects in process;

•	an increase of approximately $300,000 related to higher balances on our lines of credit; and

•	a decrease of approximately $2.5 million related to the repayment of our senior notes due in April 2009 as well as lower interest related to debt repurchases that occured in the last year.

In the three months ended June 30, 2009, there were no gains associated with the sale of real estate other than those in discontinued operations. For the 2008 comparable period, we recognized a gain on sale of real estate of $18.5 million which was primarily attributable to the sale of nine or our income producing properties to the GRI joint venture.

Amortization of deferred financing costs decreased by approximately $100,000, to approximately $320,000, in 2009 compared to $420,000 in 2008.  The decrease is mainly due to a higher volume of senior note repurchases and maturities in 2009 as compared to 2008.

In the second quarter of 2009, we repurchased and canceled approximately $12.9 million principal amount of our senior notes and recognized a net gain on early extinguishment of debt of approximately $3.5 million.  In the second quarter of 2008, we repurchased and canceled approximately $10.5 million principal amount of our senior debt and recognized a net gain on early extinguishment of debt of approximately $700,000.

In the second quarter of 2009, we recognized approximately $850,000 in net tax benefits mainly attributable to the consolidation of DIM, which accounts for approximately $900,000 of our tax benefit reported for the current period, as compared to a tax benefit of $67,000 in 2008.

In the second quarter of 2009, we recognized a net gain of approximately $3.7 million from discontinued operations mainly due to the sale of three ground lease outparcels at two of our income producing properties, as compared to a $334,000 loss in the same period in 2008.

In the second quarter of 2009, net losses of approximately $506,000 were attributable to the noncontrolling interest in DIM. No comparable amounts are included in the 2008 period.

As a result of the foregoing, we had net income attributable to Equity One of approximately $15.4 million in the second quarter of 2009, compared to net income of $29.4 million in the second quarter of 2008.

Comparison of the six months ended June 30, 2009 to 2008

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in the six months ended June 30, 2009 as compared to the same period in 2008:

	Six Months Ended
	June 30
	2009	2008
	(In thousands)

Total revenue	$136,889	$123,905
Property operating expenses	38,676	32,046
Rental property depreciation and amortization	30,184	23,423
General and administrative expenses	21,248	14,506
Investment income	3,262	6,807
Equity in income (loss) of real estate joint ventures	(28)	170
Other income	1,085	88
Interest expense	37,692	31,395
Gain on sale of real estate	-	18,498
Amortization of deferred financing fees	766	849
Gain on acquisition of controlling interest in subsidiary	26,866	-
Gain on extinguishment of debt	12,235	3,076
Income tax benefit of taxable REIT subsidiaries	1,489	151
Income (loss) from discontinued operations	4,978	(204)
Net loss attributable to noncontrolling interest	984	-
NET INCOME ATTRIBUTABLE TO EQUITY ONE	$59,194	$50,272

Total revenue increased by approximately $13.0 million, or 10.5%, to approximately $136.9 million in 2009 from approximately $123.9 million in 2008. The increase was primarily composed of the following:

•	an increase of approximately $20.4 million attributable to the DIM properties;

•	an increase of approximately $1.1 million related to the completion of various development/redevelopment projects;

•	a decrease of approximately $7.0 million related to the sale of nine of our income producing properties to our GRI joint venture;

•	a decrease of approximately $1.3 million related to a settlement fee received in 2008 in connection with a previous tenant’s bankruptcy; and

•
a net decrease of approximately $200,000 in same-property revenue due primarily to lower percentage rent income and lower small shop occupancy which also has the effect of lowering rental, rent reductions and expense recovery income.

Property operating expenses increased by approximately $6.6 million, or 20.7%, to approximately $38.7 million in 2009 from $32.1 million in 2008.  The increase in 2009 is largely a result of the following activity:

•	an increase of approximately $5.3 million related to the DIM properties;

•	an increase of approximately $300,000 related to the completion of various development/redevelopment projects;

•	an increase of approximately $3.2 million in property operating costs due to an increase in bad debt expense, higher real estate tax expense, insurance expense and common area maintenance expense; and

•	a decrease of approximately $2.2 million associated with the sale of nine of our income producing properties to our GRI joint venture.

Rental property depreciation and amortization increased by approximately $6.8 million, or 28.9%, to $30.2 million in 2009 from $23.4 million in 2008.  The increase in 2009 is due primarily to the following:

•	an increase of approximately $8.7 million related to the DIM properties;

•	a decrease of approximately $1.4 million attributable to the sale of nine of our income producing properties to the GRI joint venture; and

•	a decrease of approximately $500,000 attributable to accelerated depreciation recorded in the 2008 period related to a tenant that vacated during the three months ended June 30, 2008.

General and administrative expenses increased by approximately $6.7 million, or 46.5%, to approximately $21.2 million in 2009 compared to $14.5 million in 2008. The increase is primarily attributable to $3.4 million associated with severance and severance related costs associated with the termination of employment of two senior executives initiated as part of our management streamlining and cost management program during the first quarter of 2009.  We also incurred additional costs of $1.7 million due to: an increase in leasing personnel costs, higher rental costs due to our leasing of additional office space and higher legal and advisory fees attributable to our investment in Ramco-Gershenson Properties Trust. In addition, we had $1.6 million in administrative costs associated with DIM’s ongoing operations, which comprises legal, accounting services and other costs.

Investment income decreased by approximately $3.5 million, or 52.1%, to approximately $3.3 million in 2009 from $6.8 million in 2008.  The decrease is primarily associated with the suspension of DIM’s dividend for 2009 which, is partly offset by an increase in higher dividend income related to other equity investments that we own and higher interest income associated with our debt securities.

Equity in loss in unconsolidated joint ventures increased cost incurred by approximately $198,000, to a loss of approximately $28,000 in 2009 compared to income of approximately $170,000 in 2008.  The change was primarily attributable to the full year effect of higher interest expense associated with a new loan for our GRI joint venture that closed in June of 2008 and by net operating losses from our DRA joint venture which closed in September of 2008. The net loss of approximately 28,000 represents our pro rata share of our joint ventures operating results.

Other income increased approximately $1.0 million in the 2009 period compared to the same 2008 period.  The increase is associated primarily with approximately $800,000 in income related to insurance proceeds received for tornado damage to one of our properties located in South Carolina.

Interest expense increased by approximately $6.3 million, or 20.1%, to approximately $37.7 million in 2009 as compared to $31.4 million for 2008.  The increase is primarily attributable to the following:

•	an increase of approximately $9.8 million of interest expenses related to the DIM mortgages;

•	an increase of approximately $2.0 million related to the full year effect of a new mortgage that closed during the fourth quarter of 2008;

•	an increase of approximately $200,000 due to higher balances on our line of credit;

•	an increase of approximately $800,000 associated with lower capitalized interest due to fewer development projects in process;

•	a decrease of approximately $5.1 million related to the repayment of certain mortgages and senior notes, including the repayment of our senior notes due in April 2009; and

•	a decrease of approximately $1.6 million attributable to interest expense related to nine income producing properties sold to the GRI joint venture during the second quarter of 2008.

For the six months ended June 30, 2009, there were no gains on sale of real estate other than those in discontinued operations as compared to the same period for 2008, which generated a gain on sale of real estate of approximately $18.5 million which was primarily attributable to the sale of nine of our income producing properties to our joint venture with GRI.

Amortization of deferred financing costs decreased by approximately $83,000, to approximately $766,000, in 2009 compared to $849,000 in 2008. The decrease is mainly due to the larger amount of senior notes repurchased in 2009 as compared to 2008.

The gain on acquisition of controlling interest in a subsidiary of approximately $26.9 million was generated from our acquisition of a controlling interest in DIM. The total gain consists of approximately $39.0 million representing the net value of DIM assets acquired in excess of our cost basis after recognizing approximately a $12.1 million revaluation loss of our previously recorded cost of investments in DIM.

In the six months ended June 30, 2009, we repurchased and canceled approximately $43.4 million principal amount of our senior notes and recognized a net gain on early extinguishment of debt of approximately $12.2 million.  In the same 2008 period, we repurchased and canceled approximately $38.0 million of our senior debt and recognized a net gain on early extinguishment of debt of approximately $3.1 million.

During the six months ended June 30, 2009, we recognized approximately $1.5 million net tax benefits mainly attributable to the consolidation of DIM, which accounts for $1.6 million of the tax benefit in the current period, net of approximately $160,000 tax provision for our other taxable REIT subsidiary. In the comparable 2008 period, we recognized a tax benefit of approximately $151,000.

For the six months ended June 30, 2009, our discontinued operations resulted in net income of approximately $5.0 million compared to a net loss of approximately $200,000 in 2008.  In the current period, we sold five ground lease outparcels at four of our income producing properties generating a net gain of $4.8 million and recorded $180,000 in net operating income related to discontinued operations.  During the six months ended June 30, 2008, we sold one income producing property for a loss of $525,000 which was offset by $321,000 in net operating income related to discontinued operations.

In the six months ended June 30, 2009, net losses of $984,000 were attributable to the noncontrolling interest in DIM. No comparable amounts are included in the 2008 period. As a result of the foregoing, net income increased by approximately $8.9 million, or 17.7%, from $50.3 million in 2008 to approximately $59.2 million in 2009.

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

The following table illustrates the calculation of FFO for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net income attributed to Equity One	$15,357	$29,418	$59,194	$50,272
Adjustments:
Rental property depreciation and amortization,including discontinued operations, net of noncontrolling interest	13,433	11,696	27,174	23,493
Gain on disposal of income producing properties	-	(18,016)	-	(18,016)
Pro rata share of real estate depreciation from unconsolidated JV	338	138	699	138
Funds from operations	$29,128	$23,236	$87,067	$55,887

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Earnings per diluted share attributable to Equity One	$0.18	$0.40	$0.72	$0.68
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.16	0.16	0.33	0.32
Gain on disposal of income producing properties	-	(0.24)	-	(0.24)
Pro rata share of real estate depreciation from unconsolidated JV	-	-	0.01	-
Net adjustment for unvested shares and noncontrolling intrerest*			0.01
Funds from operations per diluted share	$0.34	$0.32	$1.07	$0.76

*Includes net effect of (a) an adjustment for unvested awards of share-based payments with rights to receive dividends or dividend equivalents and (b) an adjustment related to the possible share issuance in the fourth quarter of 2010 pursuant to the DIM stock exchange agreement

Critical Accounting Policies

Our 2008 Annual Report on Form 10-K contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, accounting for securities, impairment testing of goodwill, and joint venture accounting.  For the three and six month periods ended June 30, 2009, there were no material changes to these policies; however, the following should be noted:

On January 1, 2009, we adopted the provisions of FAS 141R and we are applying such provisions prospectively to business combinations that have an acquisition date on or after January 1, 2009. For a description of FAS 141R and additional information regarding our adoption of that statement, including the effects of the adoption on our acquisition of a controlling stake in DIM, see Notes 2 and 5 to the condensed consolidated financial statements in Item 1 of this report.

On January 1, 2009, we adopted the provisions of FAS 160 on a prospective basis and have retrospectively applied the presentation and disclosure requirements for all periods covered by this report. See Note 8 to the condensed consolidated financial statements in Item 1 of this report.

In June 2008, the FASB issued FSP EITF No. 03-6-1, which clarifies that unvested share-based payment awards that entitle their holders to receive non-forfeitable dividends, such as our restricted stock awards, are considered participating securities.  The FSP requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions.  The adoption of FSP EITF 03-6-1 did not result in a change to the previously reported basic and diluted EPS for the three and six months ended June 30, 2008.

For a more detailed discussion of these accounting provisions and their impact on our reporting, see Notes 2 and 7 to the condensed consolidated financial statements in Item 1 of this report.

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations. However, the cash generated from operations is primarily paid to our stockholders in the form of dividends.  Our status as a REIT requires that we distribute at least 90% of our REIT taxable income (including net capital gain) each year, as defined in the Internal Revenue Code.  Our short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring company expenditures, such as general and administrative expenses, non-recurring company expenditures (such as tenant improvements and redevelopments) and dividends to common stockholders.  Historically, we have satisfied these requirements principally through cash generated from operations.

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

In response to these volatile conditions, we reduced our leverage and improved our balance sheet as a result of the following activities during the three months ended June 30, 2009:

•
In April 2009, we issued and sold approximately 6.7 million shares of our common stock in an underwritten public offering (including 160,800 shares pursuant to the underwriters’ over-allotment option) together with a concurrent private placement of approximately 2.5 million shares of common stock to an affiliate of our largest stockholder, Gazit-Globe, Ltd., raising aggregate net proceeds of $126.2 million.

•
We repurchased and cancelled approximately $12.9 million principal amount of our senior notes for consideration of $9.2 million, generating gains on the early extinguishment of debt of approximately $3.5 million.

•	We sold three outparcels generating sale proceeds of $5.2 million and resulting in a gain on sale of $3.6 million.

•
In April 2009, we repaid the $171.6 million principal amount left outstanding on our $200.0 million 3.875% unsecured senior notes and settled the $100.0 million variable interest rate swap contract related to this debt at a proceeds of approximately $868,000 upon its settlement.

We anticipate higher than normal general and administrative expense in 2009 attributable to our acquisition of DIM and the related costs to ultimately consolidate the property management, accounting, and leasing operations.  Additionally we will incur costs related to legal and advisory fees as part of our investment in Ramco-Gershenson.

As of June 30, 2009, we had approximately $1.6 million of available cash and cash equivalents on hand.  As of June 30, 2009, we had approximately $858,000 in holdings of common and preferred stock and $29.5 million of short-term corporate debt securities that we expect to use for the repayment of certain near-term debt including a mortgage loan with an outstanding balance of approximately $52.0 million that matured in September 2009 related to one of the DIM properties.  We have two revolving credit facilities with aggregate potential borrowing limits up to $242 million, which we can utilize initially to finance the acquisition of properties and meet other short-term working capital requirements.  As of June 30, 2009, we had $194 million available to be drawn under those credit facilities.

Summary Cash Flows. During the second quarter of 2009, $33.0 million of our debt security holdings matured or were sold, the proceeds of which were used to repay our indebtedness, fund our common stock investments in including Ramco-Gershenson, and for general corporate purposes.

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Six Months Ended
	June 30,
	2009	2008	Increase (Decrease)
	(In thousands)

Net cash provided by operating activities	$43,815	$51,583	$(7,768)
Net cash provided by investing activities	$85,633	$142,814	$(57,181)
Net cash used in financing activities	$(135,028)	$(175,420)	$40,392

Our principal source of operating cash flow is cash generated from our rental properties.  Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, debt service and quarterly dividends.  Net cash provided by operating activities totaled approximately $43.8 million for the six months ended June 30, 2009 compared to approximately $51.6 million in the same period 2008. The decline in operating cash generally reflects non-cash income and expense items related to DIM, higher gains in 2009 on debt extinguishment, offset in part by higher depreciation and amortization in 2009 and greater gains on disposal of real estate in 2008.

Net cash provided by investing activities was approximately $85.6 million for the six months ended June 30, 2009 compared with approximately $142.8 million provided by investing activities during the six months ended June 30, 2008. Investing activities during the current period consisted primarily of proceeds from the sale and maturity of securities and land sales offset in part by additions to construction in progress and rental properties.

Net cash used in financing activities totaled approximately $135.0 million for the six months ended June 30, 2009 compared with approximately $175.4 million used in financing activities for the same period in 2008. The cash used in financing activities in the current period was primarily attributable to repayment of approximately $202.8 million in senior debt and the payment of $49.0 million in dividends, offset in part by cash related to an equity offering that provided net proceeds of approximately $126.2 million.  In the prior year cash was primarily used for the repayment of debt of $34.6 million and payments related to dividends of $44.4 million.

The following table sets forth certain information regarding future contractual obligations, excluding interest, as of June 30, 2009:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgage notes payable:
Scheduled amortization	$106,360	$7,172	$25,855	$32,369	$40,964
Balloon payments	$518,983	52,026	140,646	123,556	202,755
Total mortgage obligations	$625,343	$59,198	$166,501	$155,925	$243,719

Unsecured revolving credit facilities	40,694	894	39,800	-	-
Unsecured senior notes	441,971	-	-	10,000	431,971
Operating leases	440	175	208	57	-
Construction commitments	1,254	1,254	-	-	-
Total contractual obligations	$1,109,702	$61,521	$206,509	$165,982	$675,690

(1)	Amount represents balance of obligation for the remainder of the 2009 year.

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

Off-Balance Sheet Arrangements

Letters of Credit:  As of June 30, 2009, we have pledged letters of credit for $6.7 million as additional security for certain property matters.  Substantially, all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments:  As of June 30, 2009, we have entered into construction commitments and have outstanding obligations to fund $1.3 million, based on current plans and estimates, in order to complete current development and redevelopment projects.  These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities.

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

In the six months ended June 30, 2009, we repurchased and retired 461,694 shares of our Common Stock at an average price of $11.75 per share.

Future Capital Requirements

We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and our shorter term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I –Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II - Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction.  We intend to utilize variable-rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and other operating needs.  With respect to our fixed rate mortgage notes and senior unsecured notes, changes in interest rates generally do not affect our interest expense as these notes are at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur as this may increase our cost of refinancing maturing fixed-rate debt.  In addition, we may incur prepayment penalties or defeasance costs when prepaying or defeasing secured debt.

If interest rates on our variable-rate debt increase by 1%, the increase in annual interest expense on our variable-rate debt would decrease future earnings and cash flows by approximately $407,000.  If interest rates on our variable-rate debt decrease by 1%, the decrease in interest expense on our variable-rate debt would increase future earnings and cash flows by approximately $407,000.

As of June 30, 2009, we had approximately $126.2 million of outstanding floating rate debt.  We do not believe that the interest rate risk represented by our floating rate debt was material in relation to our $1.06 billion of outstanding debt, $2.34 billion of total assets and $1.147 billion total equity market capitalization as of that date.

The fair value of our fixed-rate debt is $960.7 million as of June 30, 2009, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable.  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $40.5 million.  If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $43.1 million.  This assumes that our total outstanding fixed-rate debt remains at $1.067 billion, the balance as of June 30, 2009.

Hedging Activities

During 2004, we entered into a $100.0 million notional principal variable-rate interest swap. This swap converted fixed-rate debt to variable-rate based on the six-month LIBOR in arrears plus 0.4375%, and matured April 15, 2009 concurrently with our 3.875% unsecured senior notes. We repaid the $171.6 million 3.875% unsecured senior notes and settled the related interest rate swap during the quarter ended June 30, 2009.

Other Market Risks

As of June 30, 2009, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, we acquired a controlling interest in DIM and consolidated its result in our financial statements. We note that we have not yet been able to evaluate the internal control over financial reporting of DIM in a way that would allow us to determine if the consolidation of DIM would materially affect, or be reasonably likely to materially affect, our internal control over financial reporting. Other than the foregoing description of our consolidation of DIM, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2008, Part I -Item 1A, Risk Factors, and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, Part II - Item 1A, Risk Factors, describe important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.  There have been no material changes in such risk factors.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 15, 2009, we sold 2.45 million shares of our common stock (the “Shares”) to MGN America, LLC, an entity affiliated with our largest stockholder, Gazit-Globe, Ltd., and which may be deemed to be controlled by Chaim Katzman, the chairman of our board of directors, for an aggregate offering price of approximately $35.0 million or $14.30 per share, pursuant to a common stock purchase agreement. The closing of the transaction was conditioned upon the substantially simultaneous consummation of the public offering of our common stock described in Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  There were no underwriters in connection with the sale of the Shares. The Company sold the Shares to the Gazit affiliate in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  Concurrently with the execution of the common stock purchase agreement, the Company and the Gazit affiliate entered into a registration rights agreement. The registration rights agreement provides that at any time beginning six months after the consummation of the sale, and subject to certain limitations, the Gazit affiliate can request that the Company file up to two registration statements to register all or a portion of the Shares. The registration rights agreement also provides customary “piggyback” registration rights pursuant to which the Gazit affiliate may include the Shares in certain registration statements filed by the Company. The Company is required to pay all fees and expenses, other than underwriting discounts and commissions, relating to the registration of the Shares pursuant to the registration rights agreement.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 13, 2009. At the meeting, our stockholders voted to approve the following proposals:

Proposal 1 – Election of the following directors to hold office until our 2010 annual meeting of stockholders:

	For	Withheld	Broker Non-Vote
Noam Ben-Ozer	66,157,728	266,211	-
James Cassel	66,159,825	264,115	-
Cynthia Cohen	66,164,918	259,022	-
Neil Flanzraich	65,928,247	495,693	-
Nathan Hetz	61,999,472	4,424,467	-
Chaim Katzman	61,993,877	4,430,062	-
Peter Linneman	66,163,648	260,292	-
Jeffrey Olson	66,151,334	272,605	-
Dori Segal	65,984,177	439,762	-

Proposal 2 – Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2009 fiscal year:
For	Against	Abstain	Broker Non-Vote
66,218,100	159,240	46,597	-

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.1
Common Stock Purchase Agreement, dated as of April 8, 2009, between Equity One, Inc. and MGN America, LLC (previously filed as exhibit 10.1 to our Current Report on Form 8-K filed on April 14, 2009, and incorporated by reference herein).

10.2
Registration Rights Agreement, dated as of April 8, 2009, between Equity One, Inc. and MGN America, LLC (previously filed as exhibit 10.2 to our Current Report on Form 8-K filed on April 14, 2009, and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
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

Date: July 31, 2009	EQUITY ONE, INC.

/s/ Mark Langer

Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibits	Description

10.1
Common Stock Purchase Agreement, dated as of April 8, 2009, between Equity One, Inc. and MGN America, LLC (previously filed as exhibit 10.1 to our Current Report on Form 8-K filed on April 14, 2009, and incorporated by reference herein).

10.2
Registration Rights Agreement, dated as of April 8, 2009, between Equity One, Inc. and MGN America, LLC (previously filed as exhibit 10.2 to our Current Report on Form 8-K filed on April 14, 2009, and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.