Form 10-Q
period 2009-09-30
EQUITY ONE, INC.
filed 2009-11-09
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐     No ☒

Applicable only to Corporate Issuers:

As of the close of business on November 2, 2009, 86,485,051 shares of the Company's common stock, par value $0.01 per share, were outstanding.

EQUITY ONE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(In thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Properties:
Income producing	$2,299,867	$1,900,513
Less: accumulated depreciation	(228,600)	(196,151)
Income producing property, net	2,071,267	1,704,362
Construction in progress and land held for development	66,501	74,371
Properties, net	2,137,768	1,778,733

Cash and cash equivalents	14,632	5,355
Cash held in escrow	7,211	-
Accounts and other receivables, net	10,635	12,209
Investment and advances in real estate joint ventures	11,666	11,745
Marketable securities	698	160,585
Goodwill	11,845	11,845
Other assets	104,044	55,791
TOTAL ASSETS	$2,298,499	$2,036,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes Payable:
Mortgage notes payable	$621,552	$371,077
Unsecured revolving credit facilities	19,998	35,500
Unsecured senior notes payable	441,136	657,913
	1,082,686	1,064,490
Unamortized/unaccreted (discount) premium on notes payable	(24,257)	5,225
Total notes payable	1,058,429	1,069,715
Other liabilities
Accounts payable and accrued expenses	38,520	27,778
Tenant security deposits	9,408	8,908
Deferred tax liabilities, net	53,341	1,409
Other liabilities	41,353	17,966
Total liabilities	1,201,051	1,125,776
Redeemable noncontrolling interest	989	989

Commitments and contingencies	-	-
Equity:
Stockholders’ equity of Equity One, Inc.:

Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value – 100,000 shares authorized 86,005 and 76,198 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	860	762
Additional paid-in capital	1,108,703	967,514
Distributions in excess of retained earnings	(37,089)	(36,617)
Contingent consideration	323	-
Accumulated other comprehensive loss	(405)	(22,161)
Total stockholders’ equity of Equity One, Inc.	1,072,392	909,498

Noncontrolling interest	24,067	-
Total stockholders' equity	1,096,459	909,498

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,298,499	$2,036,263

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE:
Minimum rent	$51,849	$44,102	$157,176	138,400
Expense recoveries	14,527	11,838	43,428	38,554
Percentage rent	126	190	1,516	1,803
Management and leasing services	322	326	1,316	1,323
Total revenue	66,824	56,456	203,436	180,080

COSTS AND EXPENSES:
Property operating	19,518	14,852	58,188	46,894
Rental property depreciation and amortization	15,438	11,259	45,611	34,671
General and administrative	7,772	7,837	29,021	22,343
Total costs and expenses	42,728	33,948	132,820	103,908

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS:	24,096	22,508	70,616	76,172

OTHER INCOME AND EXPENSE:
Investment income	6,772	1,245	10,035	8,051
Equity in (loss) income of real estate joint ventures	(9)	74	(37)	244
Other income	325	626	1,409	714
Interest expense	(17,733)	(15,182)	(55,425)	(46,578)
Amortization of deferred financing fees	(369)	(420)	(1,135)	(1,268)
Gain on acquisition of controlling interest in subsidiary	-	-	26,866	-
Gain on sale of real estate	-	57	-	18,513
Other-than-temporary impairment loss on available for sale securities	-	(32,688)	-	(32,688)
Gain on extinguishment of debt	160	2,298	12,395	5,374
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS:	13,242	(21,482)	64,724	28,534
Income tax benefit (provision) of taxable REIT subsidiaries	774	(78)	2,263	73
INCOME (LOSS) FROM CONTINUING OPERATIONS:	$14,016	$(21,560)	$66,987	$28,607
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	152	234	598	821
Gain (loss) on disposal of income producing properties	580	(69)	5,373	(552)
INCOME FROM DISCONTINUED OPERATIONS	732	165	5,971	269
NET INCOME (LOSS)	$14,748	$(21,395)	$72,958	$28,876
Net loss attributable to noncontrolling interest	570	-	1,553	-
NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE	$15,318	$(21,395)	$74,511	$28,876

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
Continuing operations	$0.17	$(0.29)	$0.83	$0.39
Discontinued operations	0.01	-	0.07	-
	$0.18	$(0.29)	$0.90	$0.39
Number of Shares Used in Computing Basic Earnings per Share	85,959	73,452	82,374	73,405

EARNINGS (LOSS) PER COMMON SHARE – DILUTED:
Continuing operations	$0.17	$(0.29)	$0.82	$0.39
Discontinued operations	0.01	-	0.07	-
	$0.17	$(0.29)	$0.89	$0.39
Number of Shares Used in Computing Diluted Earning per Share	86,648	73,452	83,018	73,510

Note: Diluted EPS for the three months ended September 30, 2009 does not foot due to the mathematical rounding of the individual calculations.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Other Comprehensive Income
For the three and nine months ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

NET INCOME (LOSS)	$14,748	$(21,395)	$72,958	$28,876

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding gain (loss) on securities available for sale	151	(528)	10,908	(15,846)
Reclassification adjustment for other than temporary impairment loss on securities available for sale	-	23,071	-	23,071
Reclassification adjustment for (gain) loss on sale of securities included in net (loss) income	(8,803)	-	10,598	15
Net realized (gain) loss on interest rate contracts included in net income (loss)	(7)	(93)	184	103
Net amortization of interest rate contracts	16	20	66	63
Other comprehensive (loss) income adjustment	(8,643)	22,470	21,756	7,406

COMPREHENSIVE INCOME	$6,105	$1,075	$94,714	$36,282

Comprehensive loss attributable to noncontrolling interest	570	-	1,553	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE	$6,675	$1,075	$96,267	$36,282

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the nine months ended September 30, 2009
(In thousands)
(Unaudited)

	Equity One Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Contingent consideration	Equity attributable to Equity One	Equity attributable to noncontrolling Interest	Total Equity

BALANCE, DECEMBER 31, 2008	$762	$967,514	$(36,617)	$(22,161)	$-	$909,498	$-	$909,498

Issuance of common stock	103	144,646	-	-	-	144,749	-	144,749

Stock issuance cost	-	(4,266)	-	-	-	(4,266)	-	(4,266)

Share-based payment expense	-	6,212	-	-	-	6,212	-	6,212

Common stock repurchases	(5)	(5,419)	-	-	-	(5,424)	-	(5,424)

Net income (loss)	-	-	74,511	-	-	74,511	(1,553)	72,958

Dividends paid on common stock	-	-	(74,983)	-	-	(74,983)	-	(74,983)

Acquisition of DIM, Vastgoed N.V.	-	-	-	-	323	323	25,796	26,119

Purchase of subsidiary shares from noncontrolling interest	-	16	-	-		16	(176)	(160)

Other comprehensive income adjustment	-	-	-	21,756	-	21,756	-	21,756

BALANCE, September 30, 2009	$860	$1,108,703	$(37,089)	$(405)	$323	$1,072,392	$24,067	$1,096,459

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	72,958	28,876
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions and disposals:
Straight line rent adjustment	(1,552)	(603)
Amortization of below market lease intangibles	(4,632)	(2,858)
Equity in income (loss) of joint ventures	37	(244)
Amortization of premium on investments held for sale	(257)	(152)
Gain on acquisition of DIM Vastgoed	(26,866)	-
Income tax benefit of taxable REIT subsidiaries	(2,263)	-
Provision for losses on accounts receivable	3,567	1,584
Amortization of discount (premium) on notes payable	1,638	(1,540)
Amortization of deferred financing fees	1,135	1,268
Rental property depreciation and amortization	46,858	35,154
Stock-based payment	6,212	4,822
Operating distributions from joint venture	265	253
(Gain) loss on sale of securities	(6,362)	-
Amortization of derivatives	119	(29)
Gain on disposal of real estate and income-producing properties	(5,373)	(17,961)
Other-than-temporary impairment loss on available for sale securities	-	32,688
Gain on extinguishment of debt	(12,395)	(5,374)
Changes in assets and liabilities:
Accounts and other receivables	(1,151)	(3,031)
Other assets	(13,646)	(8,206)
Accounts payable and accrued expenses	11,405	8,158
Tenant security deposits	(428)	(790)
Other liabilities	(3,109)	(5,468)
Net cash provided by operating activities	66,160	66,547

INVESTING ACTIVITIES:
Additions to and purchases of rental property	(5,901)	(6,639)
Additions to construction in progress	(9,243)	(18,430)
Additions to and purchases of land held for development	-	(87)
Proceeds from disposal of real estate and rental properties	12,190	179,856
Change in cash held in escrow	(7,211)	54,460
Increase in deferred leasing costs and lease intangibles	(4,378)	(4,195)
Advances to joint ventures	(21)	(308)
Investment in consolidated subsidiary	(956)	-
Investment in joint ventures	(200)	(15,948)
Additions to notes receivable	-	(3)
Distributions of capital from joint ventures	-	2,966
Proceeds from repayment of notes receivable	-	22
Proceeds from the sale of securities	152,008	250
Cash used to purchase securities	(10,867)	(91,944)
Net cash provided by investing activities	125,421	100,000

See accompanying notes to condensed consolidated financial statements.

(Continued)

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(11,722)	$(67,894)
Net (repayments) borrowings under revolving credit facilities	(16,772)	(32,952)
Borrowing under mortgage notes	-	65,000
Repayment of senior debt	(203,482)	(62,138)
Proceeds from issuance of common stock	132,488	57,070
Repurchase of stock	(5,425)	-
Increase in deferred financing costs	-	(2,142)
Stock issuance cost	(4,266)	(2,161)
Cash dividends paid to stockholders	(74,982)	(66,693)
Net cash used in financing activities	(184,161)	(111,910)

Net (decrease) increase in cash and cash equivalents	7,420	54,637
Cash and cash equivalents through acquisition	1,857	-
Cash and cash equivalents at beginning of the period	5,355	1,313
Cash and cash equivalents at end of the period	$14,632	$55,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest (net of capitalized interest of $1.0 million and $2.1 million in 2009 and 2008, respectively)	$58,207	$51,758
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain (loss) on securities	$10,908	$(15,846)

Net cash paid for the acquisition of DIM is as follows:
Income producing properties	$387,325	$-
Intangible assets	42,267	-
Other assets	4,859	-
Mortgage notes payable	(230,969)	-
Secured revolving credit facility	(1,270)	-
Below market leases	(31,584)	-
Deferred tax liability	(54,165)	-
Other liabilities	(4,097)	-
Net noncash assets acquired	112,366	-
Previous equity interest	(36,124)	-
Issuance Equity One common stock (866,373 shares)	(12,234)	-
Contingent consideration	(323)	-
Noncontrolling interest in DIM	(25,795)	-
Gain on acquisition of DIM Vastgoed	(38,925)	-
Cash acquired	1,857	-
Net cash paid for acquisition	$822	$-

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

1.	Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by leading supermarkets, drug stores or discount retail store chains.  As of September 30, 2009, our consolidated property portfolio comprised 180 properties, including 166 shopping centers consisting of approximately 18.9 million square feet of gross leasable area (“GLA”), four development/redevelopment properties, six non-retail properties and four parcels held for development.  Included in our portfolio at September 30, 2009 are 21 shopping centers consisting of approximately 2.6 million square feet of GLA owned by DIM Vastgoed, N.V. (“DIM”), a company organized under the laws of the Netherlands in which we acquired a controlling interest on January 14, 2009. As of September 30, 2009, the DIM properties were 91.1% leased. As of September 30, 2009, our core portfolio, which does not include DIM, was 90.1% leased and included national, regional and local tenants.  In addition, we currently own a 10% interest in GRI-EQY I, LLC, which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA as of September 30, 2009.  The GRI joint venture properties were 93.0% leased at September 30, 2009.  Finally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC (“DRA Venture”) which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of September 30, 2009.  The DRA Venture’s properties were 66.8% leased at September 30, 2009.

As noted above, we acquired a controlling interest in DIM in the first quarter of 2009. DIM is a public company, the shares of which are listed on the NYSE Euronext Amsterdam stock exchange. We acquired our controlling stake by means of a stock exchange with another DIM shareholder that resulted in us increasing our voting control over DIM’s outstanding ordinary shares to 74.6% at the time of the acquisition  and providing an economic ownership of 65.2%. Prior to this acquisition, we accounted for our 48% interest in DIM on December 31, 2008 as an available-for-sale security. The results of DIM’s operations have been included in our financial statements as of January 14, 2009, the acquisition date. A pro forma consolidated statement of operations has not been presented because it is impracticable to prepare such information.  Please refer to Note 5 for a complete description of the transaction and for additional detail on the accounting of this transaction as required by the Business Combinations Topic of the FASB Accounting Standards Codification (“FASB ASC”).

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

The condensed consolidated financial statements included in this report are unaudited.  In our opinion, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for a full year. Our unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information included in our annual financial statements and notes. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009.

The FASB implemented the new ASC structure on July 1, 2009 which is effective for interim and annual periods ending after September 15, 2009. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (US GAAP) superseding current US GAAP including FASB, AICPA, EITF and related literature. We have prepared our condensed consolidated financial statements in conformity with the Codification using the plain English approach encouraged by the FASB in the FASB Accounting Standards Codification Notice to Constituents (v 3.0) release.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

On January 1, 2009, we adopted the provisions required by the Consolidation Topic of the FASB ASC. The provisions established accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary. The provisions were applied prospectively, except for the provisions related to the presentation of noncontrolling interests in the statement of stockholders’ equity.

On January 1, 2009, we adopted the provisions required by the Earnings Per Share Topic of the FASB ASC. The provisions require that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents (such as shares of restricted stock granted by us) be considered participating securities. Because the awards are participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share. The retrospective application of the provisions did not have a material change on any prior-period earnings per share amounts previously reported or on the three and nine months ended September 30, 2009.

The accompanying 2008 condensed consolidated financial statements and the 2008 financial information have been retrospectively adjusted so that the basis of presentation is consistent with that of the 2009 financial information. This retrospective adjustment reflects the adoption of the provisions required by the Consolidation and Earnings Per Share Topics of the FASB ASC.

2.	Summary of Significant Accounting Policies

Construction in Progress and Land Held for Development

Total interest expense capitalized to construction in progress and land held for development was approximately $318,000 and $666,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.0 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively. Our method of calculating capitalized interest is based upon applying our weighted-average borrowing rate to that portion of actual costs incurred.

Business Combinations

On January 1, 2009, we adopted the provisions required by the Business Combinations Topic of the FASB ASC and are applying such provisions prospectively to business combinations that have an acquisition date of January 1, 2009 or thereafter. The provisions established principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, the provisions require that changes in the amount of acquired tax attributes be included in our results of operations.

While the provisions apply only to business combinations with an acquisition date after its effective date, the amendments to the Income Tax Topic of the FASB ASC, with respect to deferred tax valuation allowances and liabilities for income tax uncertainties, have been applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. We have applied the provisions to our acquisition of a controlling interest in DIM, resulting in the consolidation of DIM in our unaudited financial statements as of the January 14, 2009 acquisition date. Please refer to Note 5 for a detailed description of the transaction, the consideration paid, the net assets acquired and the bargain purchase gain recorded. Additionally, when we purchase real estate properties, we allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of the Business Combinations Topic of the FASB ASC.

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
September 30, 2009
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

The results of operations of acquired properties are included in our financial statements as of the dates they are acquired.  The intangibles associated with property acquisitions are included in other assets and other liabilities in our condensed consolidated balance sheets.  In the event that a tenant terminates its lease, all unamortized costs are written off as a charge to the statement of operations. The adoption of the provisions of the Business Combinations Topic of the FASB ASC did not affect our historical consolidated financial statements.

Investments in Real Estate Joint Ventures

We analyze our joint ventures and other investments under the provisions required by the Business Combinations, Investments-Equity Method, and Joint Ventures Topics of the FASB ASC to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”) in accordance with the Business Combinations Topic of the FASB ASC, and we are not considered the primary beneficiary of the entities determined to be VIEs, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by the degree of influence we have over the entity.

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

On a continuous basis, management assesses whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in joint ventures may be impaired.  The investment in a joint venture is considered impaired only if management’s estimate of the distributions the venture will provide to the company over its projected life (discounted to present value) is less than the net carrying value of the investment in that joint venture. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  If our analysis indicates that there is an other-then-temporary impairment related to the investment in a particular joint venture, the carrying value of the property will be adjusted to an amount to reflect the estimated fair value of the investment.

During the quarter ended September 30, 2009, we conducted an impairment analysis of our investments in joint ventures. We have elected to use the discounted cash flow (“DCF”) method to estimate the fair value of our investments in our joint ventures. Under the DCF method, we (i) compile projected future cash flows for each property owned by the respective ventures, (ii) consolidate the property level cash flows in order to project cash flows for the joint venture and (iii) discount the  distributions to the company to the present value to determine the fair value of our investment in the joint ventures. We have concluded that our investments in these joint ventures were not impaired as of September 30, 2009.

Noncontrolling Interest

In December 2007, the FASB issued new provisions required under the Business Combinations Topic of the FASB ASC to improve the relevance, comparability, and transparency of the financial information by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We have adopted the provisions as of January 1, 2009 on a prospective basis and have retrospectively applied the presentation and disclosure requirements for all periods presented herein. See Note 8 for more information regarding the effects of this statement on current period results and the retrospective presentation and disclosure of prior periods.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Long-lived Assets

There was no impairment loss for the three and nine months ended September 30, 2009 and 2008.

Accounts Receivable

Accounts receivable includes amounts billed to tenants and accrued expense recoveries due from tenants.  We evaluate the probability of collection for these receivables and adjust the allowance for doubtful accounts to reflect amounts estimated to be uncollectible.  The allowance for doubtful accounts was approximately $4.9 million and $3.1 million at September 30, 2009 and December 31, 2008, respectively.

Securities

Our investments in securities are classified as available-for-sale and recorded at fair value based on current market prices. Temporary changes in the fair value of the equity and debt investments are included in our consolidated balance sheets under accumulated other comprehensive income.  If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings. We evaluate our investments in available-for-sale securities for other-than-temporary declines each reporting period in accordance with applicable accounting standards. All gains and losses on the sale of our securities are measured through specific identification.

Interest earned on these securities was approximately $346,000 and $2.7 million during the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2009, $19.1 million and $105.5 million, respectively of short term debt securities matured. During the three and nine months ended September 30, 2009, $10.5 million and $27.8 million of debt securities were sold prior to maturity at a net gain of approximately $78,000 and $35,000, respectively.

During the three months ended September 30, 2009, we sold all of our approximately $9.0 million investment in Ramco-Gershenson Properties Trust (“Ramco”). Our approximately 1.8 million share investment was acquired during the first quarter of 2009 at an average price of $5.03 per share and sold at an average price of $8.59 per share, generating a gain of $6.3 million in the third quarter of 2009. As of September 30, 2009, we had approximately $698,000 invested in other equity securities classified as available-for-sale.

The following table reflects the gross unrealized gains and losses and fair value of our investments with unrealized losses that are not deemed other-than-temporarily impaired at September 30, 2009 and December 31, 2008:

	September 30,			December 31,
	2009			2008
	(In thousands)			(In thousands)

Investment	Fair Value	Unrealized Gain	Amortized Cost Basis	Fair Value	Unrealized Loss	Amortized Cost Basis
Equity securities	$698	$223	$475	$32,210	$(16,446)	$48,656
Debt securities	-	-	-	128,375	(4,838)	133,213
	$698	$223	$475	$160,585	$(21,284)	$181,869

Realized gains during the three months ended September 30, 2009 were recorded in investment income and totaled approximately $6.8 million, the majority of which was from the sale of Ramco as noted above.  For the nine months ended September 30, 2009, realized gains in securities totaled approximately $10.0 million associated with our Ramco investment as well as the sale of debt and equity securities prior to maturity. None of the securities available for sale as of December 31, 2008 were in a loss position for longer than 12 months, and no investments were in a loss positions as of September 30, 2009.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)
Goodwill

We test for impairment of goodwill annually in November or more frequently if events warrant. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled approximately $11.8 million at September 30, 2009. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in our relationships with significant tenants.

Use of Derivative Financial Instrument

During 2004, we entered into a $100.0 million notional principal variable-rate interest swap which converted fixed-rate debt to variable-rate based on the six-month LIBOR in arrears plus 0.4375%. The swap was settled for proceeds of approximately $868,000 by us when it matured on April 15, 2009, concurrently with the maturity and repayment of our 3.875% unsecured senior notes.

Earnings Per Share

In June 2008, the FASB issued new provisions under the Earnings Per Share Topic of the FASB ASC which clarify that unvested share-based payment awards that entitle their holders to receive non-forfeitable dividends, such as our restricted stock awards, are considered “participating securities.”  As participating securities, our shares of restricted stock will be included in the calculation of basic earnings per share.  Because the awards are considered participating securities under provisions of the Earnings Per Share Topic of the FASB ASC, we are required to apply the two-class method of computing basic and diluted earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders.

Under the two-class method, earnings for the period are allocated between common shareholders and other security holders, based on their respective rights to receive dividends.

The Earnings Per Share Topic of the FASB ASC requires retrospective application for periods prior to the effective date, and, as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. The adoption of the Earnings Per Share Topic of the FASB ASC did not result in a material change to our current and previously reported basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code (“Code”) commencing with our taxable year ended December 31, 1995.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders.  Also, at least 95% of our gross income in any year must be derived from qualifying sources.  The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges.  It is our intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income.

Historically, the only provision for federal income taxes in our condensed consolidated financial statements related to our consolidated taxable REIT subsidiaries (“TRSs”). In the current period, this provision or benefit relates to both the TRSs, as well as the operations of DIM. We recorded a net income tax benefit during the three and nine months ended September 30, 2009 of approximately $774,000 and $2.3 million, respectively. These benefits are primarily attributed to the net operating losses generated by DIM. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate tax based on its operations in the United States. In 2008, DIM did not pay any U.S. income tax, which reflected the benefit of net operating loss carry forwards (“NOLs”) in previous years. As of September 30, 2009, DIM had NOLs of approximately $11.9 million remaining.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for income tax liabilities are adequate for all years still subject to tax audits after 2005.

Share-Based Payments

The following table reports share-based payments expense for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Restricted stock	$1,022	$1,095	$4,092	$3,332
Stock options	486	509	2,110	1,480
Employee stock purchase plan discount	3	3	10	10
Total cost	1,511	1,607	6,212	4,822
Less amount capitalized	(31)	(154)	(124)	(339)
Net share based payment expense	$1,480	$1,453	$6,088	$4,483

Restricted stock expense includes amounts for which vesting was accelerated under severance agreements. Discounts offered to participants under our Employee Stock Purchase Plan represent the difference between the market value of our stock on the purchase date and the purchase price of shares as provided under the plan. A portion of share-based payments expense is capitalized as part of property-related assets.

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

Concentration of Credit Risk

A concentration of credit risk arises in our business when a nationally or regionally based tenant occupies a substantial amount of space in multiple properties owned by us.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent.  Further, the impact may be magnified if the tenant is renting space in multiple locations.  Generally, we do not obtain security from our nationally or regionally based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk.  Publix Super Markets accounts for approximately 11%, or approximately $18.1 million, of our aggregate annualized minimum rent as of September 30, 2009. No other tenant accounted for over 5% of our annualized minimum rent as of that date.

Recent Accounting Pronouncements

In December 2007, the FASB issued new provisions required under the Business Combinations Topic of the FASB ASC. The new provisions establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill or bargain gain, and any noncontrolling interest in the acquiree.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

The new provisions require us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred, and do not permit certain restructuring activities to be recorded as a component of purchase accounting as previously allowed. The new provisions also provide for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new provisions are effective for the first annual reporting period beginning on or after December 15, 2008 and must be applied prospectively to business combinations completed on or after that date.

We have adopted the new provisions as of January 1, 2009, as required. We have determined that the effect on our consolidated financial statements of the adoption will generally be limited to our new acquisitions, except for certain tax treatments of previous acquisitions. The new provisions amended the provisions required under the Income Taxes Topic of the FASB ASC. Previously, it was required that post-acquisition adjustments to business combination-related deferred tax asset valuation allowances and liabilities related to uncertain tax positions be recorded as an increase or decrease to goodwill. The new provisions do not permit this accounting and generally will require any such changes to be recorded in current period income tax expense. Thus, because the new provisions have been adopted, all changes to valuation allowances and liabilities related to uncertain tax positions established in acquisition accounting are recognized in current period income tax expense.

In December 2007, the FASB issued new provisions required under the Consolidation Topic of the FASB ASC to improve the relevance, comparability, and transparency of the financial information by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We have adopted these provisions as of January 1, 2009 on a prospective basis and have retrospectively applied the presentation and disclosure requirements for all periods presented herein.

In April 2009, the FASB issued new provisions required under the Financial Instruments Topic of the FASB ASC, which require (i) disclosure of the fair value of all financial instruments for which it is practicable to estimate that value in interim period financial statements as well as in annual financial statements, (ii) that the fair value information be presented together with the related carrying amount of the asset or liability, and (iii) disclosure of the methods and significant assumptions used to estimate the fair value and changes, if any, to the methods and significant assumptions used during the period. The provisions are effective for interim periods ending after June 15, 2009, and require additional disclosures in interim periods which were previously only required in annual financial statements starting with the Company’s Form 10-Q for the period ended September 30, 2009. This disclosure is presented in Note 15.

In May 2009, the FASB issued new provisions required under the Subsequent Events Topic of the FASB ASC, to establish general standards of accounting for and disclosure of subsequent events. The provisions rename the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and modify the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date through which they have evaluated subsequent events and the basis for that date (the issued date for public companies). The provisions are effective for interim or annual financial periods ending after June 15, 2009, and will be applied prospectively.  This disclosure is presented in Note 16.

In April 2009, the FASB issued new provisions required under the Financial Instruments Topic of the FASB ASC. These provisions introduced new disclosure requirements affecting both debt and equity securities and extended the disclosure requirements to interim periods including disclosure of the cost basis of securities classified as available-for-sale and held-to-maturity and provided further specification of major security types. Previously, the disclosures required were only required in annual financial statements.  This disclosure is presented in the “Securities” section of Note 2.

On June 12, 2009, the FASB issued new provisions required by the Business Combinations Topic of the FASB ASC, which removed the concept of a qualifying special-purpose entity (“SPE”) and the elimination of the exception for qualifying SPEs from the consolidation guidance. Furthermore, the new provisions replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We are reviewing any impact this may have on our financial statements. These pronouncements are not effective until January 2010.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

3.	Property Dispositions

The following table provides a summary of property disposition activity during the nine months ended September 30, 2009:

Date	Property	City, State	Area	Gross Sales Price	Gain (loss) on Sale
			(In acres)	(In thousands)
March 31, 2009	Winchester Outparcel	Huntsville, AL	1.3	$920	$626
March 31, 2009	Waterstone Outparcel	Homestead, FL	0.6	788	552
May 28, 2009	Waterstone Outparcel	Homestead, FL	1.4	2,500	1,598
June 5, 2009	Bluebonnet Outparcel	Baton Rouge, LA	0.9	978	674
June 30, 2009	Waterstone Outparcel	Homestead, FL	0.9	1,733	1,344
July 11, 2009	Milestone Outparcel	Greenville, SC	1.0	1,519	475
July 31, 2009	Willowdale Outparcel	Durham, NC	6.1	3,245	1,862
August 13, 2009	Wal-Mart - Mathews	Mathews, LA	5.4	930	(1,758)

	Total			$12,613	$5,373

As of September 30, 2009, there were no properties held for sale. The following table provides a summary of selected operating results for all previously disposed properties and current period dispositions for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Rental Revenue	$80	$248	$577	$1,043
Expenses:
Property operating expenses (income)	(75)	5	(44)	132
Rental property depreciation and amortization	3	9	23	90
Gain (loss) on disposal of income-producing property	580	(69)	5,373	(552)

Operations of income-producing properties sold or held for sale	$732	$165	$5,971	$269

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

4.	Investments in Real Estate Joint Ventures

As of September 30, 2009, our investment in unconsolidated real estate joint ventures, which is presented net of the deferred gain of approximately $2.9 million associated with the disposition of assets to our GRI venture, was $11.2 million and was composed of $8.3 million related to our joint venture with GRI and $2.9 million related to our joint venture with DRA.

Equity in losses from these joint ventures totaled approximately $9,000 and $37,000 for the three and nine months ended September 30, 2009, respectively, and equity in earnings totaled $74,000 and $244,000, respectively, for the same periods in 2008. Fees paid to us associated with these joint ventures totaled approximately $322,000 and $1.1 million for the three and nine months ended September 30, 2009, respectively, and $281,000 and $1.2 million, respectively, for the same periods in 2008.

5.	Acquisition of a Controlling Interest in DIM Vastgoed N.V.

On January 9, 2009, we entered into a stock exchange agreement (the “DIM Exchange Agreement”) under which we agreed to acquire up to 2,004,249 ordinary shares of DIM from another DIM shareholder.  On January 14, 2009, at an initial closing pursuant to this agreement, we issued 866,373 shares of our common stock in exchange for a total of 1,237,676 DIM ordinary shares (or depositary receipts with respect thereto), representing 15.1% of DIM’s outstanding ordinary shares.  In connection with this initial closing, we also obtained voting rights with respect to another 766,573 DIM ordinary shares.  As a result of the initial stock exchange, subsequent purchases and the voting rights agreement, as of September 30, 2009, we owned 5,367,040 ordinary shares of DIM, representing approximately 65.3% of its total outstanding shares at the time of the acquisition, and had voting control over approximately 74.6% of DIM’s outstanding ordinary shares.

In addition, under the DIM Exchange Agreement and subject to certain conditions, we have the right to acquire the remaining 766,573 DIM ordinary shares (or depositary receipts related thereto) over which we currently having voting control for either an aggregate of 536,601 shares of our common stock or cash at a purchase price of $11.50 per DIM ordinary share, adjusted for dividends.

Prior to this transaction, we accounted for our approximately 48% interest in DIM as an available-for-sale security due to our limited influence over DIM’s operating and financial policies and our inability to participate in the affairs of DIM’s governance. Following the acquisition of these additional shares and voting rights, we determined that we had sufficient control over DIM to consolidate its results effective January 14, 2009, the acquisition date of the initial shares, in accordance with the Business Combinations Topic of the FASB ASC.

The following table summarizes the fair value of the consideration paid with respect to our controlling interest in DIM as of the initial closing date of January 14, 2009:

Acquisition Date Fair Value
(In Thousands)
Previous equity interest	$36,945
Value of our common stock exchange (866,373 shares)	12,234
Contingent consideration	323
Total	$49,502

Following the initial closing, we recognized a loss of approximately $12.1 million as a result of re-measuring to fair value our approximately 50% equity interest in DIM held at the time. The loss is included in the line item entitled “Gain on acquisition of controlling interest in subsidiary” in the statements of operations for the three and nine months ended September 30, 2009.  The fair value of the 866,373 shares of our common stock issued at the initial closing under the DIM Exchange Agreement was determined based on the closing price on the New York Stock Exchange of our common stock on the closing date of $14.12 per share.

The DIM Exchange Agreement provides for a subsequent closing with respect to the additional 766,573 DIM ordinary shares on or before January 1, 2011. On the acquisition date, we estimated the fair value of the contingent consideration payable by us at the subsequent closing as approximately $323,000 based on a Monte-Carlo simulation methodology. This considered various assumptions, including time to maturity, applicable market volatility factors, and current market and selling prices for the underlying securities, both of which are traded on the open market. This value is classified as contingent consideration debt and is included in the stockholders’ equity section of our condensed consolidated balance sheet until the closing of the transaction or earlier termination of the DIM Exchange Agreement.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

We recognized and expensed approximately $3.9 million of acquisition-related costs as follows:

•	during the third quarter of 2008, approximately $2.2 million was recorded in connection with an other-than-temporary impairment loss;

•	during the fourth quarter of 2008, approximately $926,000 in general and administrative expense was recorded; and

•	during the first quarter of 2009, approximately $818,000 in general and administrative expense was recorded.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the initial closing. See “Business Combinations” in Note 2 for the methods used to fair value the income producing properties and the related lease intangibles.

Fair Values

(In thousands)
Income-producing properties	$387,325
Cash and cash equivalents	1,857
Accounts and other receivables	1,809
Intangible assets	42,267
Other assets	3,050
Total assets acquired	$436,308

Mortgage notes payable	230,969
Secured revolving credit facility	1,270
Accounts payable and accrued expenses	1,081
Tenant security deposits	926
Below market leases	31,584
Deferred tax liability	54,165
Other liabilities	2,090
Total liabilities assumed	$322,085

Net assets acquired	$114,223

Noncontrolling interest in DIM at closing	$25,795

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

The fair value of the mortgage notes payable was determined by use of present value techniques and appropriate market interest rates on a loan by loan basis. We are not guaranteeing, collateralizing or otherwise directly assuming DIM’s debt. In valuing the mortgage notes at each property, we considered the occupancy level, market location, physical property condition, the asset class, cash flow, the loan-to-value (“LTV”) ratio and other pertinent factors. Due to the disruption in the credit markets and other adverse economic conditions at the time of the valuation, the range of possible borrowing varied from 6% to 12%.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

The fair value of the noncontrolling interest in DIM was measured on the basis of the closing market price of DIM ordinary shares on the initial closing date of $8.99 per share multiplied by the 2.9 million DIM’s ordinary shares that we do not own or over which we do not have voting control.

The amounts of revenue, expense and net loss for DIM included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2009 are as follows:

(In thousands)
	Three months ended	Nine months ended
	September 30,	September 30,
Revenues	$10,075	$30,452
Property operating expenses	2,631	7,898
Rental property depreciation & amortization	4,432	13,121

General and administrative	682	1,822
Interest expense	4,864	14,624
Other income	1	4
Income taxes benefits	889	2,536
Net loss	1,644	4,473

Noncontrolling interest’s share	570	1,553
Our share of the net loss	$1,074	$2,920

The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration deemed to have been paid.  As a result, we recognized a provisional gain of approximately $26.9 million which is included in the line item entitled “Gain on acquisition of controlling interest in subsidiary” in the condensed consolidated statements of operations for the nine months ended September 30, 2009.

The pro forma consolidated statement of operations information required by the Business Combinations Topic of the FASB ASC has not been presented because it is impracticable to prepare such information. It is impracticable to prepare the pro forma statements because DIM’s historical accounting records are maintained on the basis of International Financial Reporting Standards which differ from US GAAP in, among other respects, the treatment of tenant improvements and lease incentives, capitalization of property improvements and the recognition of straight-line rent. To properly reflect the adjustments needed to present pro forma statements, we would be required to evaluate on a lease-by-lease basis the adjustments needed to properly recognize revenues and expenses for a period of at least three years as well as to recreate historical bases of income producing properties and then calculate the related intangibles and track their related amortization, depreciation and disposals for a period of at least two years.  In addition to recreating these balance sheet and income statement changes, the tax effect of all changes would have to be recreated using US GAAP to tax differences previously not tracked by DIM. As a result of these factors, we believe it is impracticable to gather, analyze and compile pro forma financial information.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

6.	Borrowings

The following table is a summary of our mortgage notes payable balances for periods ended September 30, 2009 and December 31, 2008:

Mortgage Notes Payable	September 30,	December 31,
	2009	2008
	(In thousands)
Fixed-rate mortgage loans	$621,552	$371,077

The weighted-average interest rate of the mortgage notes payable at September 30, 2009 and December 31, 2008 was 6.8% and 7.2%, respectively, excluding the effects of the net premium adjustment.

At September 30, 2009, our consolidated fixed rate mortgage debt includes 22 mortgage loans related to DIM with a face value of approximately $258.2 million. In accordance with the Business Combinations Topic of the FASB ASC, we were required to record these mortgages at fair value at the date of acquisition using a current market interest rate for the acquired debt. Based on market conditions at the time of the acquisition, we determined the fair market value of these mortgages to be approximately $231.3 million as compared to a face value of approximately $262.5 million at the acquisition date, thereby resulting in a fair market value adjustment of approximately $31.3 million that is being amortized into interest expense over the remaining lives of the mortgages. As of September 30, 2009, the weighted-average life to maturity on all of the loans acquired was 4.42 years.

Our net unamortized/unaccreted (discount) premium on our mortgage and unsecured senior notes payable at September 30, 2009 and December 31, 2008 consists of the following:

Unamortized/unaccreted (discount) premium	September 30,	December 31,
	2009	2008
	(In thousands)

Mortgage notes payable	$(23,253)	$6,360
Unsecured senior notes payable	(1,004)	(1,135)
	$(24,257)	$5,225

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Our outstanding unsecured senior notes and the fair value of our matured-in-place interest rate swap at September 30, 2009 and December 31, 2008 consists of the following:

Unsecured Senior Notes Payable	September 30,	December 31,
	2009	2008
	(In thousands)

3.875% Senior Notes, due 04/15/09	$-	$176,185
Fair value of interest rate swap	-	949
7.840% Senior Notes, due 01/23/12	10,000	10,000
5.375% Senior Notes, due 10/15/15	107,505	117,000
6.00% Senior Notes, due 09/15/16	105,230	106,500
6.25% Senior Notes, due 01/15/17	101,403	115,000
6.00% Senior Notes, due 09/15/17	116,998	132,279
	$441,136	$657,913

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

On March 24, 2004, we swapped $100.0 million notional principal of our $200 million, 3.875% unsecured senior notes to a floating interest rate based on the six-month LIBOR in arrears plus .4375%. On April 15, 2009, we repaid the remaining principal balance of the $200 million of senior notes and settled the related interest rate swap, which generated proceeds of approximately $868,000.

The weighted-average interest rate of our unsecured senior notes at September 30, 2009 and December 31, 2008 was 5.95% and 5.66%, respectively, net of the premium adjustment. During the nine months ended September 30, 2009, we also repurchased $44.2 million of our outstanding unsecured senior notes, with varying maturities, which generated a gain on the early extinguishment of debt of approximately $12.4 million.

The following table provides a summary of our unsecured revolving lines of credit balances at September 30, 2009 and December 31, 2008:

Balance outstanding of unsecured revolving credit facilities	September 30,	December 31,
	2009	2008
	(In thousands)

Wells Fargo	$19,998	$35,500
City National Bank	-	-
	$19,998	$35,500

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

The facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, fixed charge coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends.  The interest rate in effect at September 30, 2009 was 1.65%.  The facility also provides for the issuance of letters of credit, of which there were $6.1 million issued at September 30, 2009.

We also have a $15 million unsecured credit facility with City National Bank of Florida, which we have issued $527,000 in outstanding letters of credit on this facility and had no balance at September 30, 2009. The facility also had no outstanding balance as of December 31, 2008. In addition, we have a $55,000 secured letter of credit outstanding with Bank of America.

As of September 30, 2009, the availability under the various credit facilities was approximately $215.4 million, net of outstanding balances and letters of credit and subject to the covenants in the loan agreements.

7.	Earnings Per Share

Earnings per share is accounted for in accordance with the Earnings Per Share Topic of the FASB ASC, which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations.  Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

The Earnings Per Share Topic of the FASB ASC also requires that we apply the two-class method of computing basic and diluted earnings per share for those securities, which are considered participating securities.  The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders.  Under the two-class method, earnings for the period are allocated between common stockholders and other security holders, based on their respective rights to receive dividends.

The estimated fair value of the DIM Exchange Agreement as of the acquisition date of January 14, 2009 is approximately $323,000 and is classified as a contingent consideration in the stockholders’ equity section of our condensed consolidated balance sheet.  For calculating diluted earnings per share, we are required to consider the dilutive effect of issuing the additional 536,601 shares of our common stock as stated in the DIM Exchange Agreement. In addition, to appropriately present the dilutive nature of the DIM Exchange Agreement, we must reflect the incremental ownership and income we would receive if these shares were issued and exchanged for the DIM ordinary shares. Accordingly, we are required to adjust our basic income used in our EPS calculation for the incremental gain or (loss) attributable to our increased ownership, as well as adjust our weighted-average shares to include the additional shares issuance.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

The following summarizes the calculation of basic earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Income (loss) from continuing operations	$14,016	$(21,560)	$66,987	$28,607
Net loss attributable to noncontrolling interest	570	-	1,553	-
Allocation of continuing income to restricted share awards	(81)	179	(397)	(185)
Income (loss) from continued operations attributable to common shareholders	14,505	(21,381)	68,143	28,422
Income from discontinued operations	732	165	5,971	269
Allocation of discontinued income to restricted share awards	(4)	(1)	(35)	(2)
Income from discontinued operations attributable to common shareholders	728	164	5,936	267
Net income (loss) available to common stockholders	$15,233	$(21,217)	$74,079	$28,689

Weighted Average Shares Outstanding — Basic	85,959	73,452	82,374	73,405

Basic earnings per share attributable to the common shareholders

Income (loss) from continuing operations	$0.17	$(0.29)	$0.83	$0.39
Income from discontinued operations	0.01	-	0.07	-
Net income (loss)	$0.18	$(0.29)	$0.90	$0.39

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

The following summarizes the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Income (loss) from continuing operations	$14,016	$(21,560)	$66,987	$28,607
Net loss attributable to noncontrolling interest	570	-	1,553	-
Income (loss) from continuing operations attributable to Equity One, Inc.	14,586	(21,560)	68,540	28,607
Allocation of earnings (losses) to restricted share awards	(81)	179	(397)	(185)
Allocation of earnings associated with DIM contingent shares	(153)	-	(397)	-
Allocation of continuing income (loss) to restricted share awards	-	-	(1)	-
Income (loss) from continued operations attributable to common shareholders	14,352	(21,381)	67,745	28,422
Income from discontinued operations	732	165	5,971	269
Allocation of discontinued income to restricted share awards	(4)	(1)	(35)	(2)
Income from discontinued operations attributable to common shareholders	728	164	5,936	267
Net income (loss) available to common stockholders	$15,080	$(21,217)	$73,681	$28,689

Weighted Average Shares Outstanding — Basic	85,960	73,452	82,375	73,405
Walden Woods Village, Ltd	94	-	94	94
Stock options using the treasury method	58	-	41	11
Contingent shares to be issued for DIM stock	537	-	509	-
Subtotal	689	-	644	105

Diluted earnings per share - weighted average shares	86,648	73,452	83,018	73,510

Diluted earnings per share attributable to common shareholders:

Income (loss) from continuing operations	$0.17	$(0.29)	$0.82	$0.39
Income from discontinued operations	0.01	-	0.07	-
Net income (loss)	$0.17	$(0.29)	$0.89	$0.39

Note:	Diluted EPS for the three months ended September 30, 2009 does not foot due to the mathematical rounding of the individual calculations.

8.	Noncontrolling Interest

Noncontrolling interest represents the portion of equity that we do not own in those entities that we consolidate. In December 2007, FASB issued new provisions required under the Consolidation Topic of the FASB ASC, which, commencing with financial periods beginning after January 1, 2009, require additional financial statement presentation and disclosure items which we have included in the accompanying condensed consolidated financial statements.

We are involved in the following investment activities in which we have a controlling interest:

On January 1, 1999, Equity One and (Walden Woods Inc.), a wholly-owned subsidiary of ours, entered into a limited partnership as a general partner.  Walden Woods Village, an income-producing shopping center, was contributed by its owners (the “Minority Partners”), and we contributed 93,656 shares of our common stock to the limited partnership at an agreed-upon price of $10.30 per share.  Under the terms of the agreement, the Minority Partners do not share in any earnings of the partnership, except to the extent of dividends received by the partnership for the shares originally contributed by us.

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

In accordance with the Distinguishing Liabilities from Equity Topic of the FASB ASC, the value of the redeemable noncontrolling interest of  $989,000 will be presented in the mezzanine section of our balance sheet, separate from permanent equity, until the earlier of January 1, 2014 or upon election by the Minority Partners to redeem their partnership units.

We have also entered into a conversion agreement with the Minority Partners pursuant to which, following notice, the Minority Partners can convert their partnership units into our common stock. The Minority Partners have not exercised their redemption or conversion rights, and their minority interest remains valued at $989,000.

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

As of September 30, 2009, we owned 5.4 million ordinary shares of DIM (or depository receipts related thereto), representing approximately 65.3% of DIM’s total outstanding ordinary shares, and have voting control over an additional 766,000 ordinary shares, which, together with the shares owned, represents voting control over 74.6% of DIM’s total outstanding ordinary shares. Noncontrolling interest was recorded based on the noncontrolling market capitalization at the date we consolidated DIM and is adjusted for any additional shares purchased.

The following details the effects of changes in our ownership interests in our subsidiaries to our equity for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net income (loss) attributable to Equity One, Inc.	$15,318	$(21,395)	$74,511	$28,876
Increase in our paid-in-capital for purchase of DIM ordinary shares totaling, 0 and 19,780,for three and nine months ended September 30, 2009, respectively	-	-	16	-
Net transfers from noncontrolling interest	-	-	16	-
Change from net income (loss) attributable to Equity One, Inc. and transfers from noncontrolling interest	$15,318	$(21,395)	$74,527	$28,876

9.	Share-Based Payments Plans

As of September 30, 2009, we have grants outstanding under four share-based payments plans, including two plans that we assumed in connection with our merger in 2003 with IRT Property Company. While awards are outstanding under these plans, the Equity One 2000 Executive Incentive Compensation Plan is the primary plan under which current awards are granted.  The 2000 plan was adopted by our stockholders in June 2000 and amended in May 2002, July 2004, and June 2007. The number of shares reserved for issuance under the plan is currently 8.5 million, of which approximately 2.8 million remain available for awards.

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

For options granted after the January 1, 2006 adoption of the provisions under the Equity Topic of the FASB ASC, we used the binomial option pricing model to determine the fair value of our stock options; however, effective January 1, 2008, we elected to use the Black-Scholes-Merton option-pricing model to determine prospectively the fair value of our stock options awarded after January 1, 2008. We determined that the Black-Scholes-Merton option-pricing model is an acceptable and widely used method that is more appropriate for us given our stock option granting practices, our limited history of option exercise patterns, and the immateriality of stock option expense to our net income.  The determination of the fair value of awards on the date of grant using an option-pricing model is affected by the price of our common stock as well as assumptions regarding a number of subjective variables. These variables include our expected stock price volatility over the term of the awards, the expected life of the options and expected dividends.

We measure compensation cost for restricted stock awards based on the fair value of our common stock at the date of the grant and expense such amounts ratably over the vesting period.

The following table depicts our stock option activity during the nine months ended September 30, 2009:

	Shares Under Option	Weighted-Average Exercise Price
	(In thousands)

Outstanding at December 31, 2008	2,475	$23.32
Granted	580	12.34
Exercised	(175)	12.28
Outstanding at September 30, 2009	2,880	$21.78

Exercisable at September 30, 2009	1,248	$21.30

The total cash or other consideration received from options exercised during the nine months ended September 30, 2009 was $2.1 million.

The following table presents information regarding restricted stock activity during the nine months ended September 30, 2009:

	Unvested Shares	Weighted-Average Price
	(In thousands)

Unvested at December 31, 2008	385	$24.79
Granted	113	13.93
Vested	(110)	20.80
Forfeited	(2)	26.33
Unvested at September 30, 2009	386	$22.74

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

During the nine months ended September 30, 2009, we granted 112,519 shares of restricted stock that are subject to forfeiture and vest over periods from two to four years. The total vesting-date value of the 109,772 shares that vested during the nine months ended September 30, 2009 was $1.4 million.

As of September 30, 2009, we had $8.0 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our plans.  This cost is expected to be recognized over a weighted-average period of 1.6 years.

10.	Equity

During each of the first three quarters of 2009, our Board of Directors declared cash dividends of $0.30 per share on our common stock consistent with the company’s previous dividend policy of declaring and paying a cash dividend of $1.20 per share of its common stock annually. These dividends were paid in March 2009, June 2009, and September 2009.

On November 4, 2009, the Board of Directors revised the company’s dividend policy and declared a cash dividend of $0.22 per share of its common stock for the quarter ending December 31, 2009, payable on that date to stockholders of record on December 15, 2009. The $0.22 per share dividend represents an annualized rate of $0.88 per share compared to the previous annual dividend of $1.20 per share.

On April 9, 2009, we entered into an underwriting agreement with several underwriters with respect to the issue and sale of approximately 6.7 million shares of our common stock in an underwritten public offering.  The shares were sold to the public at $14.30 per share. The issuance of the shares was registered under the Securities Act of 1933 pursuant to our shelf registration statement.

Prior to the execution of the underwriting agreement, we entered into a common stock purchase agreement with an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the chairman of our board of directors.  Under the purchase agreement, Gazit’s affiliate agreed to purchase approximately 2.4 million shares of our common stock at the public offering price in a private placement. In connection with the purchase agreement, we also executed a registration rights agreement granting the buyer customary demand and “piggy-back” registration rights.

At an initial closing on April 15, 2009 and an over-allotment closing on April 21, 2009, we completed the public offering and concurrent private placement in accordance with the underwriting agreement and purchase agreement. The offerings resulted in net cash proceeds to us of approximately $126.2 million.

In connection with the consolidation of DIM, we recognized in equity approximately $25.8 million of noncontrolling interest representing the portion of DIM that we did not control at the acquisition date. Subsequent changes to the noncontrolling equity balance will arise from allocation of subsidiary income or loss attributable to noncontrolling interests or upon changes in our ownership of DIM.

In the nine months ended September 30, 2009, we repurchased and retired 461,964 shares of our common stock at an average price of $11.75.

11.	Condensed Consolidating Financial Information

Some of our subsidiaries have guaranteed our indebtedness under our unsecured senior notes and revolving credit facility.  The guarantees are joint and several and full and unconditional:

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Condensed Balance Sheet As of September 30, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$1,011,699	$265,222	$860,847	$-	2,137,768
Investment in affiliates	628,310	-	-	(628,310)	-
Other assets	67,155	21,297	72,279	-	160,731
Total Assets	$1,707,164	$286,519	$933,126	$(628,310)	$2,298,499

LIABILITIES
Mortgage notes payable	$55,686	$47,544	$518,322	$-	$621,552
Unsecured revolving credit facilities	19,998	-	-	-	19,998
Unsecured senior notes payable	441,136	-	-	-	441,136
Unamortized/unaccepted premium/(discount) on notes payable	(423)	18	(23,852)	-	(24,257)
Other liabilities	28,786	4,657	109,179	-	142,622
Total Liabilities	545,183	52,219	603,649	-	$1,201,051

Redeemable noncontrolling interest	989	-	-	-	989
STOCKHOLDERS’ EQUITY	1,160,992	234,300	329,477	(628,310)	1,096,459
Total Liabilities and Stockholders' Equity	$1,707,164	$286,519	$933,126	$(628,310)	$2,298,499

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Condensed Statement of Operations for the three months ended September 30, 2009	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$25,438	$6,885	$19,526	$-	$51,849
Expense recoveries	6,847	2,170	5,510	-	14,527
Percentage rent	66	33	27	-	126
Management and leasing services	-	322	-	-	322
Total revenue	32,351	9,410	25,063	-	66,824
EQUITY IN SUBSIDIARIES' EARNINGS	8,738	-	-	(8,738)	-

COSTS AND EXPENSES:
Property operating	10,532	2,106	6,880	-	19,518
Rental property depreciation and amortization	6,385	1,621	7,432	-	15,438
General and administrative	6,138	890	744	-	7,772
Total costs and expenses	23,055	4,617	15,056	-	42,728

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	18,034	4,793	10,007	(8,738)	24,096

OTHER INCOME AND EXPENSES:
Investment Income	6,768	1	3	-	6,772
Equity in (loss) in unconsolidated joint ventures	-	(9)	-	-	(9)
Other Income	325	-	-	-	325
Interest Expense	(7,742)	(834)	(9,157)	-	(17,733)
Amortization of Deferred Financing Fees	(269)	(19)	(81)	-	(369)
Gain/Loss on Extinguishment of Debt	160	-	-	-	160

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS:	17,276	3,932	772	(8,738)	13,242
Income tax benefit of taxable REIT subsidiaries	-	(115)	889		774

INCOME FROM CONTINUING OPERATIONS	17,276	3,817	1,661	(8,738)	14,016

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	(1,238)	1,963	(573)	-	152
Gain (loss) on disposal of income producing property	(1,290)	1,870	-	-	580
Income from discontinued operations	(2,528)	3,833	(573)	-	732

NET INCOME	$14,748	$7,650	$1,088	$(8,738)	$14,748

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Condensed Statement of Operations for the three months ended September 30, 2008	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$25,041	$7,220	$11,841	$-	$44,102
Expense recoveries	6,024	2,077	3,737	-	11,838
Percentage rent	68	-	122	-	190
Management and leasing services	-	326	-	-	326
Total revenue	31,133	9,623	15,700	-	56,456
EQUITY IN SUBSIDIARIES' EARNINGS	(24,882)	-	-	24,882	-

COSTS AND EXPENSES:
Property operating	7,733	1,695	5,424	-	14,852
Rental property depreciation and amortization	6,644	1,580	3,035	-	11,259
General and administrative	6,546	1,166	125	-	7,837
Total costs and expenses	20,923	4,441	8,584	-	33,948

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	(14,672)	5,182	7,116	24,882	22,508

OTHER INCOME AND EXPENSES:
Investment income	1,177	3	65	-	1,245
Equity in income in unconsolidated joint ventures	-	74	-	-	74
Other income	626	-	-	-	626
Interest expense	(10,617)	(982)	(3,583)	-	(15,182)
Amortization of deferred financing fees	(372)	(19)	(29)	-	(420)
Gain on sale of real estate	-	59	(2)	-	57
Gain on extinguishment of debt	2,298	-	-	-	2,298
Other-than-temporary loss on available for sale securities	-	-	(32,688)	-	(32,688)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS:	(21,560)	4,317	(29,121)	24,882	(21,482)
Income tax benefit of taxable REIT subsidiaries	-	(78)	-	-	(78)

INCOME FROM CONTINUING OPERATIONS	(21,560)	4,239	(29,121)	24,882	(21,560)

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	165	66	3	-	234
Gain (loss) on disposal of income producing property	-	-	(69)	-	(69)
Income from discontinued operations	165	66	(66)	-	165

NET INCOME (LOSS)	$(21,395)	$4,305	$(29,187)	$24,882	$(21,395)

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Condensed Statement of Operations for the nine months ended September 30, 2009	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$76,973	$21,031	$59,172	$-	$157,176
Expense recoveries	20,422	6,690	16,316	-	43,428
Percentage rent	621	197	698	-	1,516
Management and leasing services	194	1,122	-	-	1,316
Total revenue	98,210	29,040	76,186	-	203,436
EQUITY IN SUBSIDIARIES' EARNINGS	41,967	-	-	(41,967)	-

COSTS AND EXPENSES:
Property operating	28,372	6,318	23,498	-	58,188
Rental property depreciation and amortization	18,857	4,771	21,983	-	45,611
General and administrative	23,710	2,528	2,783	-	29,021
Total costs and expenses	70,939	13,617	48,264	-	132,820

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	69,238	15,423	27,922	(41,967)	70,616

OTHER INCOME AND EXPENSES:
Investment Income	10,025	5	5	-	10,035
Equity in (loss) in unconsolidated joint ventures	-	(37)	-	-	(37)
Other Income	1,409	-	-	-	1,409
Interest Expense	(25,296)	(2,549)	(27,580)	-	(55,425)
Amortization of Deferred Financing Fees	(931)	(56)	(148)	-	(1,135)
Gain on acquisition of controlling interest in subsidiary	-	-	26,866	-	26,866
Gain/Loss on Extinguishment of Debt	12,395	-	-	-	12,395

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS:	66,840	12,786	27,065	(41,967)	64,724
Income tax benefit of taxable REIT subsidiaries	-	(274)	2,537	-	2,263

INCOME FROM CONTINUING OPERATIONS	66,840	12,512	29,602	(41,967)	66,987

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	3,239	2,091	(4,732)	-	598
Gain (loss) on disposal of income producing property	2,879	1,870	624	-	5,373
Income from discontinued operations	6,118	3,961	(4,108)	-	5,971

NET INCOME	$72,958	$16,473	$25,494	$(41,967)	$72,958

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Condensed Statement of Operations for the nine months ended September 30, 2008	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$76,839	$24,294	$37,267	$-	$138,400
Expense recoveries	19,442	7,189	11,923	-	38,554
Percentage rent	732	183	888	-	1,803
Management and leasing services	-	1,323	-	-	1,323
Total revenue	97,013	32,989	50,078	-	180,080
EQUITY IN SUBSIDIARIES' EARNINGS	18,676			(18,676)	-

COSTS AND EXPENSES:
Property operating	23,731	5,987	17,176	-	46,894
Rental property depreciation and amortization	19,636	5,422	9,613	-	34,671
General and administrative	18,686	3,425	232	-	22,343
Total costs and expenses	62,053	14,834	27,021	-	103,908

INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	53,636	18,155	23,057	(18,676)	76,172

OTHER INCOME AND EXPENSES:
Investment income	2,051	27	5,973	-	8,051
Amortization of deferred financing fees	-	244	-	-	244
Other income	714	-	-	-	714
Interest expense	(32,193)	(3,806)	(10,579)		(46,578)
Amortization of deferred financing fees	(1,128)	(56)	(84)	-	(1,268)
Gain on sale of real estate	(42)	13,893	4,662	-	18,513
Gain on extinguishment of debt	5,374	-	-	-	5,374
Other-than-temporary loss on available for sale securities	-	-	(32,688)	-	(32,688)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS:	28,412	28,457	(9,659)	(18,676)	28,534
Income tax benefit of taxable REIT subsidiaries	-	73	-	-	73

INCOME FROM CONTINUING OPERATIONS	28,412	28,530	(9,659)	(18,676)	28,607

DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	464	231	126	-	821
Gain (loss) on disposal of income producing property	-	-	(552)	-	(552)
Income from discontinued operations	464	231	(426)	-	269

NET INCOME	$28,876	$28,761	$(10,085)	$(18,676)	$28,876

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Condensed Statement of Cash Flows for the nine months ended September 30, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
(In thousands)

Net cash (used in) provided by operating activities	$10,503	$537	$55,120	$66,160
INVESTING ACTIVITIES:		0	0
Additions to and purchases of rental properties	(2,019)	(1,647)	(2,235)	(5,901)
Land held for development	-	-	-	-
Additions to construction in progress	(3,361)	147	(6,029)	(9,243)
Proceeds from disposal of real estate and rental properties	8,157	3,144	889	12,190
Decrease in cash held in escrow	(7,211)	-	-	(7,211)
Investment in joint ventures	(200)	-	-	(200)
Advances to joint ventures	(21)	-	-	(21)
Increase in deferred leasing costs	(2,816)	(257)	(1,305)	(4,378)
Proceeds from sale of securities	152,008	-	-	152,008
Cash used to purchase securities	(10,867)	-	-	(10,867)
Advances to subsidiaries, net	(160,389)	198,086	(37,697)	-
Investment in consolidated subsidiary	(956)	-	-	(956)
Net cash provided by (used in) investing activities	(27,675)	199,473	(46,377)	125,421
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(1,840)	(2,408)	(7,474)	(11,722)
Borrowings under mortgage notes	-	-	-	-
Net (repayments) borrowings under revolving credit facilities	(20,696)	5,194	(1,270)	(16,772)
Repayment from senior debt	(687)	(202,795)	-	(203,482)
Proceeds from issuance of common stock	132,488	-	-	132,488
Repurchase of common stock	(5,425)	-	-	(5,425)
Stock issuance cost	(4,266)	-	-	(4,266)
Cash dividends paid to stockholders	(74,982)	-	-	(74,982)
Net cash (used in) financing activities	24,592	(200,009)	(8,744)	(184,161)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,420	-	-	7,420
CASH ACQUIRED THROUGH ACQUISITION	1,857	-	-	1,857
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,355	-	-	5,355
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$14,632	-	-	$14,632

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Condensed Statement of Cash Flows for the nine months ended September 30, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
(In thousands)

Net cash (used in) provided by operating activities	$(22,575)	$67,627	$21,495	$66,547
INVESTING ACTIVITIES:
Additions to and purchases of rental properties	(686)	(4,618)	(1,335)	(6,639)
Additions to and purchases of Land held for development	-	(87)	-	(87)
Additions to construction in progress	479	(17,492)	(1,417)	(18,430)
Proceeds from disposal of real estate and rental properties	550	164,806	14,500	179,856
Decrease in cash held in escrow	54,460	-	-	54,460
Investment in joint ventures	(3,180)	(12,768)	-	(15,948)
Advances to joint ventures	(308)	-	-	(308)
Distributions of capital from joint ventures	2,966	-	-	2,966
Increase in deferred leasing costs	(811)	(2,348)	(1,036)	(4,195)
Additions to notes receivable	(3)	-	-	(3)
Proceeds from repayment of notes receivable	13	4	5	22
Proceeds from sale of securities	250	-	-	250
Cash used to purchase securities	(91,944)	-	-	(91,944)
Advances to Affiliates	168,637	(166,640)	(1,997)	-
Net cash provided by (used in) investing activities	130,423	(39,143)	8,720	100,000
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(9,195)	(28,484)	(30,215)	(67,894)
Borrowings under mortgage notes	65,000	-	-	65,000
Net (repayments) borrowings under revolving credit facilities	(32,952)	-	-	(32,952)
Repayment from senior debt	(62,138)	-	-	(62,138)
Proceeds from issuance of common stock	57,070	-	-	57,070
Stock issuance cost	(2,161)	-	-	(2,161)
Change in deferred financing costs	(2,142)	-	-	(2,142)
Cash dividends paid to stockholders	(66,693)	-	-	(66,693)
Net cash (used in) financing activities	(53,211)	(28,484)	(30,215)	(111,910)
NET INCREASE IN CASH AND CASH EQUIVALENTS	54,637	-	-	54,637
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,313	-	-	1,313
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$55,950	$-	$-	$55,950

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

12.	Fair Value Measurements

In September 2006, the FASB issued provisions under the Fair Value Measurements and Disclosures Topic of FASB ASC.  The provisions established a framework for measuring fair value, which included a hierarchy based on the quality of inputs used to measure fair value and provided specific disclosure requirements based on the hierarchy.

Fair Value Hierarchy

The Fair Value Measurements and Disclosures Topic of FASB ASC requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the fair value hierarchy are described as follows:

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

The Fair Value Measurements and Disclosures Topic of FASB ASC requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements

The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2009:

Fair Value Measurements
(In thousands)

Quoted Prices in Active Markets for Identical Assets
Description	(Level 1)

Available-for-sale securities	$698
Total	$698

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

13.	Commitments and Contingencies

As of September 30, 2009, we pledged letters of credit totaling $6.6 million as additional security for certain financial and other obligations.

We have contractual commitments to fund approximately $270,000, in order to complete pending development and redevelopment projects.  These obligations, comprising principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities or cash on hand.

Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $87,000.  Additionally, we have operating lease agreements for office space in which we have an annual obligation of approximately $429,000.

We are subject to litigation in the normal course of business; however, we do not believe that any of the litigation pending as of September 30, 2009 will have a material adverse effect on our financial condition or results of operations.

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

As of September 30, 2009, we were under two contracts to acquire properties with an aggregate purchase price of approximately $129.7 million. Subsequent to the end of the quarter, we closed on the acquisition of Westbury Plaza, in Westbury, NY for approximately $103.7 million. The remaining transaction is expected to close in the fourth quarter of 2009.

14.	Severance

On March 30, 2009, we announced that Gregory Andrews, our former Chief Financial Officer, and Thomas McDonough, our former Chief Investment Officer, agreed to terminate their employment arrangements with us.

During the nine months ended September 30, 2009, we recorded a one-time charge of $3.4 million related to the accelerated recognition of expenses due to the termination of these two executives’ employment. The following table outlines amounts which are based on the terms of the executives’ employment agreements.

Nine Months Ended
September 30, 2009
Severance Expense
(In thousands)
Cash Severance Items:
Base Pay	$1,325
Bonus	902
Total cash items	$2,227

Non-cash Severance Items:
Restricted Stock Accelerated Vesting	$919
Stock Option Accelerated Vesting	610
Long-term Incentive Plan Not Paid	(334)
Total non-cash items	$1,195

Total	$3,422

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
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

Available-for-Sale Securities. The fair value estimated at September 30, 2009 and December 31, 2008 was approximately $698,000 and $160.6 million, respectively, based on the closing market prices of the securities. The unrealized gain was approximately $223,000 at September 30, 2009, and the unrealized loss was approximately $21.3 million at December 31, 2008.

Mortgage Notes Payable. The fair value estimated at September 30, 2009 and December 31, 2008 was approximately $611.6 million and $383.5 million, respectively, calculated based on the net present value of payments over the terms of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amounts of these notes are approximately $621.6 million and $371.1 million for the period ended September 30, 2009 and December 31, 2008 respectively.

Unsecured Revolving Credit Facilities. The fair value estimated at September 30, 2009 was approximately $20.0 million. The carrying amounts reported in the balance sheets for these financial instruments approximate fair value because of their expected maturity date.

Unsecured Senior Notes Payable. The fair value estimated at September 30, 2009 and December 31, 2008 was approximately $344.2 million and $498.0 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amounts of these notes are approximately $441.1 million and $657.9 million for the period ended September 30, 2009 and December 31, 2008, respectively.

The fair market value calculation of our debt for the period ended September 30, 2009 includes assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculation uses a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations for respective debt. Once determined, this market rate is used to discount back the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages and senior notes are consistent with current market trends.

16.	Subsequent Events

Pursuant to the Subsequent Events Topic of FASB ASC, we have reviewed all subsequent events and transactions that occurred after our September 30, 2009 unaudited condensed consolidated balance sheet date through the time of filing this quarterly report in form 10-Q on November 6, 2009.

On October 1, 2009, we repaid two of DIM’s mortgage loans that were secured by DIM’s Carolina Pavilion property and that matured on that date. The aggregate principal balances of these loans at maturity were approximately $52.0 million, which were funded by a combination of borrowings under our line of credit and available cash.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

On October 1, 2009, we entered into a management agreement with DIM (“DIM management agreement”) whereby we will serve as property manager for all of DIM’s 21 operating properties.  The DIM management agreement stipulates that all property management and accounting services will be performed by us beginning on the earlier of April 1, 2010, or a date determined by the DIM supervisory board. The DIM management agreement also provides for our ability to appoint two members to DIM’s management board, one of whom must be independent. Either party can terminate the agreement upon 12 months notice given the proper approvals, which for DIM consists of approval of the supervisory board. The terms of the agreement are customary for similar management agreements and represent arm’s length negotiations; however, for consolidation purposes all intercompany amounts will be eliminated.

On October 29, 2009, we acquired Westbury Plaza, a 398,602 square foot shopping center located in Westbury, New York and anchored by Costco, Wal-Mart, and Sports Authority for approximately $103.7 million. The purchase price was funded by available cash on hand, restricted 1031 escrow deposits, and borrowings from our line of credit.

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

Changes in Basis of Presentation

As discussed in Note 1 to the accompanying condensed consolidated financial statements, certain 2008 financial information has been reclassified so that the basis of presentation is consistent with that of the 2009 financial information.  This reclassification includes (i) the adoption of the provisions required under the Consolidation Topic of FASB ASC and (ii) the adoption of the provisions required under the Earnings Per Share Topic of FASB ASC.

Executive Overview

We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers. Our primary objective is to maximize stockholder value by generating sustainable cash flow growth and increasing the value of our real estate assets. To achieve our objective, we lease and manage our shopping centers primarily with experienced, in-house personnel. We acquire neighborhood or community shopping centers that either have leading anchor tenants or contain a mix of tenants that reflect the shopping needs of the communities they serve. We also develop and redevelop shopping centers on a tenant-driven basis, leveraging existing tenant relationships and/or geographic and demographic knowledge while seeking to minimize risks associated with such development or redevelopment.

Our Portfolio.  As of September 30, 2009, our consolidated property portfolio comprised 180 properties, including 166 shopping centers consisting of approximately 18.9 million square feet of gross leasable area, or GLA, four development/redevelopment properties, six non-retail properties, and four land parcels held for development. Included in our portfolio for the three months ended September 30, 2009 are 21 shopping centers consisting of approximately 2.6 million square feet of GLA owned by DIM Vastgoed N.V., a Dutch public company (“DIM”) in which we acquired a controlling stake in January 2009. As of September 30, 2009, the DIM properties were 91.1% leased. As of September 30, 2009, our core portfolio, which does not include DIM, was 90.1% leased and included national, regional and local tenants.

In addition, we currently own a 10% interest in GRI-EQY I, LLC, a joint venture with Global Retail Investors LLC, or GRI, which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA as of September 30, 2009.  The GRI joint venture properties were 93.0% leased at September 30, 2009.  We also own a 20% interest in G&I VI Investment South Florida Portfolio, LLC, a joint venture with an affiliate of DRA Advisors which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of September 30, 2009.  In total, the properties owned by our joint venture with DRA were 66.8% leased at September 30, 2009.

In connection with our January 2009 acquisition of a controlling stake in DIM, we increased our voting control to approximately 74.6% of DIM’s outstanding ordinary shares and acquired net assets of $114.2 million, subject to a noncontrolling interest of $25.8 million, resulting in a bargain gain of $26.9 million.  The results of DIM’s operations have been included in our financial statements from the acquisition date and for the nine months ended September 30, 2009. A pro forma consolidated statement of operations has not been presented because it is impracticable to prepare such information.  Please refer to Note 5 in the accompanying unaudited condensed consolidated Financial Statements for a complete description of the transaction and for additional detail on the accounting of this transaction.

Outlook and Business Strategy. During 2009, our business has continued to feel the effects of the challenging economic environment and the turmoil in the U.S. credit and retail markets.  Buyers and sellers of real estate assets continue to operate in a market that has made completing transactions more difficult. While we have seen an improvement in the capital and credit markets, the persistence of a  consumer-led economic slowdown has had a meaningful impact on most retailers, causing many companies, both national and local, to cease or curtail operations or declare bankruptcy.

As a result of the difficult operating environment for many of our tenants, we have incurred higher than normal bad debt expense.  For instance, for the nine months ended September 30, 2009, our bad debt expense was $3.6 million compared to $1.6 million for the same period in 2008. In addition, the occupancy of our core portfolio has fallen from 90.7% at June 30, 2009 to 90.1% at September 30,

2009 primarily as a result of the weaker economy and its effects on our tenants. We have seen these economic conditions broadly across all of our markets.

These macro-trends have made it more difficult for us to achieve our objectives of growing our business through internal rent increases, re-cycling capital from lower-tiered assets into higher quality properties, and growing our asset management business.

Notwithstanding the difficult operating environment, the execution of our business strategy during the third quarter of 2009 resulted in:

•	the execution of 43 new leases in our core portfolio totaling 198,732 square feet, the renewal of 81 leases totaling 224,348 square feet and the extension of 7 leases totaling 141,142 square feet;

•	the sale of our investment in Ramco-Gershenson Properties Trust at a net gain of approximately $6.3 million; and

•	the sale of two outparcels and one operating property for aggregate sale proceeds of approximately $5.7 million resulting in gains on sale of $580,000;

For the nine months ended September 30, 2009, the execution of our business strategy resulted in:

•	the sale of seven outparcels and one operating property for aggregate sale proceeds of $12.6 million resulting in gains on sale of $5.4 million;

•	the acquisition of a controlling interest in DIM on January 14, 2009;

•	the execution of 113 new leases in our core portfolio totaling 422,037 square feet, the renewal of 232 leases totaling 604,674 square feet and the extension of 31 leases totaling 405,790 square feet;

•	the repayment of $171.6 million principal amount of senior notes that matured and the settlement of the related interest rate swap;

•
the sale of approximately 9.11 million shares of our common stock in an underwritten public offering and concurrent private placement, the net proceeds of which were $126.2 million and were used to repay indebtedness and other corporate purposes; and

•	the re-purchase of approximately $44.2 million of our outstanding unsecured senior notes with varying maturities, generating a gain on the early extinguishment of debt of approximately $12.4 million.

Following September 30, 2009, we continued to execute on our strategies resulting in the purchase of Westbury Plaza and the refinancing of the mortgage associated with our Carolina Pavilion property.  Refer to the Liquidity and Capital Resources section for further discussion on these events.

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

Our primary cash expenses consist of our property operating expenses, which include real estate taxes, repairs and maintenance, management expenses, insurance, utilities, general and administrative expenses, which include payroll, office expenses, professional fees and other administrative expenses, and interest expense, primarily on mortgage debt, unsecured senior debt and revolving credit facilities.  In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes and interest related to properties under development or redevelopment until the property is ready for its intended use.

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition. A large portion of the change in our statement of operations line items is related to these changes in our property portfolio. In particular, our 2009 results reflect the impact of consolidating DIM’s operations with our own compared to 2008 during which DIM’s results were not consolidated.

Comparison of the three months ended September 30, 2009 to 2008

The following summarizes line items from our unaudited condensed consolidated statements of operations that we think are important in understanding our operations and/or those items that have significantly changed in the three months ended September 30, 2009 as compared to the same period in 2008:

	Three Months Ended
	September 30,
	2009	2008
	(In thousands)

Total revenue	$66,824	$56,456
Property operating expenses	19,518	14,852
Rental property depreciation and amortization	15,438	11,259
General and administrative expenses	7,772	7,837
Investment income	6,772	1,245
Equity in (loss) income of real estate joint ventures	(9)	74
Other income	325	626
Interest expense	17,733	15,182
Gain on sale of real estate	-	57
Amortization of deferred financing fees	369	420
Gain on extinguishment of debt	160	2,298
Income tax benefit (provision) of taxable REIT subsidiaries	774	(78)
Income from discontinued operations	732	165
Other-than-temporary impairment loss on available for sale securities	-	(32,688)
Net loss attributable to noncontrolling interest	570	-
NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE	$15,318	$(21,395)

Included in the following discussion of results of operations are the results of DIM which have been consolidated with our results of operations for the three months ended September 30, 2009 but not for the comparable 2008 period.  For additional details on the consolidation of DIM and the effect on our financial reporting, see the Notes to the condensed consolidated financial statements included in this report.

Total revenue increased by approximately $10.4 million, or 18.4%, to $66.8 million in 2009.  The increase is primarily attributable to the following:

•	an increase of approximately $10.1 million attributable to the DIM properties;

•	an increase of approximately $750,000 related to the completion of various development/redevelopment projects; and

•	a decrease of approximately $250,000 attributable to the sale of two of our income producing properties to our joint venture with GRI.

Property operating expenses increased by approximately $4.7 million, or 31.4%, to $19.5 million in 2009.  The increase primarily consists of the following:

•	an increase of approximately $2.6 million attributable to the DIM properties;

•	an increase of approximately $1.8 million in property operating costs due to an increase in bad debt expense, higher real estate tax expense, insurance expense and common area maintenance expense; and

•	an increase of approximately $100,000 related to the completion of various development/redevelopment properties.

Rental property depreciation and amortization increased by approximately $4.2 million, or 37.1%, to $15.4 million for 2009 from $11.3 million in 2008.  The increase in 2009 was primarily related to the following:

•	an increase of approximately $4.4 million related to the DIM properties; and

•	a decrease of approximately $150,000 attributable to the sale of two of our income producing properties to the GRI joint venture included fully in the 2008 results.

General and administrative expenses remained relatively flat at $7.8 million for the three months ended September 30, 2009 compared to the same period in 2008. The slight decrease of approximately $70,000 is attributable to:

•	lower compensation expenses of approximately $480,000 related to headcount reductions and the streamlining of our executive management team;

•	a reduction of $670,000 related to a decrease in professional fees, predevelopment expenses, training costs and other cost-cutting initiatives; offset by

•	higher leasing costs of $400,000 due to lower capitalizable leasing efforts; and

•
the consolidation of approximately $680,000 in general and administrative costs incurred as the result of DIM’s ongoing operations, which comprise legal, accounting services and other costs which were not included in our results in 2008.

Investment income increased by approximately $5.5 million, to approximately $6.8 million, in 2009 compared to $1.2 million in 2008. The increase is mainly due to a $6.3 million gain associated with the sale of our Ramco stock. This increase was offset in part by lower interest income from our investment in debt securities that were either sold or that matured during 2009.

Equity in income/loss in unconsolidated joint ventures was a net loss of approximately $9,000 in 2009 compared to net income of $74,000 in 2008. The net loss represents our pro rata share of our joint ventures’ operating results, which declined as a result of generally lower leasing activity. The net decrease was also attributable to the timing of the DRA joint venture, which was only included for a partial period in 2008.

Interest expense increased by approximately $2.6 million, or 16.8%, to approximately $17.7 million in 2009 as compared to $15.2 million in 2008.  The increase is primarily attributable to the following:

•	an increase of approximately $4.9 million of interest expense related to the DIM mortgages which were not consolidated for the three months ended September 30, 2008;

•	an increase of approximately $350,000 associated with lower capitalized interest due to fewer development projects in process;

•	an increase of approximately $609,000 related to higher balances on our lines of credit and higher mortgage balances; and

•
a decrease of approximately $3.3 million related to lower interest on our senior notes following the repayment of our senior notes that matured in April 2009 and the repurchase of a portion of our senior notes at a discount;

Amortization of deferred financing costs decreased by approximately $51,000, to approximately $370,000, in 2009 compared to $420,000 in 2008.

In the third quarter of 2009, we repurchased and canceled approximately $835,000 principal amount of our senior notes and recognized a net gain on early extinguishment of debt of approximately $160,000. In the third quarter of 2008, we repurchased and canceled approximately $29.3 million principal amount of our senior debt and recognized a net gain on early extinguishment of debt of approximately $2.1 million along with a gain of approximately $200,000 associated with the early payoff of one of our mortgages.

Other income decreased approximately $301,000 to $325,000 in 2009 compared to $626,000 in 2008.  In 2008, we had income of approximately $600,000 from the execution of an easement agreement in settlement of a condemnation proceeding at one of our properties, and in 2009 we received insurance proceeds of approximately $290,000 after a tornado damaged one of our properties located in South Carolina.

In the third quarter of 2009, we recognized approximately $774,000 in net tax benefits mainly attributable to the consolidation of DIM, which accounts for approximately $889,000 of our tax benefit reported for the current period, as compared to a tax provision of $78,000 in 2008.

In the third quarter of 2009, we recognized a net gain of approximately $580,000 from discontinued operations mainly due to the sale of two ground lease outparcels at two of our income producing properties and the sale of an operating property, as compared to a $69,000 loss in the same period in 2008.

In the third quarter of 2008, we determined that a decline in value in our investment in DIM was “other-than-temporary”, and, as a result, recorded an impairment loss equal to $32.7 million representing the difference between the carrying value of our investment and the fair market value on September 30, 2008. There was no comparable impairment loss in the three months ended September 30, 2009.

In the third quarter of 2009, net losses of approximately $570,000 were attributable to the noncontrolling interest in DIM. No comparable amounts are included in the 2008 period.

As a result of the foregoing, we had net income attributable to Equity One of approximately $15.3 million in the third quarter of 2009, compared to net loss of $21.4 million in the same period in 2008.

Comparison of the nine months ended September 30, 2009 to 2008

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in the nine months ended September 30, 2009 as compared to the same period in 2008:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)

Total revenue	$203,436	$180,080
Property operating expenses	58,188	46,894
Rental property depreciation and amortization	45,611	34,671
General and administrative expenses	29,021	22,343
Investment income	10,035	8,051
Equity in income (loss) of real estate joint ventures	(37)	244
Other income	1,409	714
Interest expense	55,425	46,578
Gain on sale of real estate	-	18,513
Amortization of deferred financing fees	1,135	1,268
Gain on acquisition of controlling interest in subsidiary	26,866	-
Gain on extinguishment of debt	12,395	5,374
Income tax benefit of taxable REIT subsidiaries	2,263	73
Income from discontinued operations	5,971	269
Other-than-temporary impairment loss on available for sale securities	-	32,688
Net loss attributable to noncontrolling interest	1,553	-
NET INCOME ATTRIBUTABLE TO EQUITY ONE	$74,511	$28,876

Total revenue increased by approximately $23.4 million, or 13.0%, to approximately $203.4 million in 2009 from approximately $180.1 million in 2008. The increase was primarily composed of the following:

•	an increase of approximately $30.5 million attributable to the DIM properties;

•	an increase of approximately $1.8 million related to the completion of various development/redevelopment projects;

•	a decrease of approximately $7.2 million related to the sale of nine of our income producing properties to our GRI joint venture;

•	a decrease of approximately $1.3 million related to a settlement fee received in 2008 in connection with a previous tenant’s bankruptcy; and

•	approximately $400,000 in lower revenue due to rent concessions, abatements, and generally lower occupancy.

Property operating expenses increased by approximately $11.3 million, or 24.1%, to approximately $58.2 million in 2009 from $46.9 million in 2008.  The increase in 2009 is largely a result of the following activity:

•	an increase of approximately $7.9 million related to the DIM properties;

•	an increase of approximately $4.9 million in property operating costs due to an increase in bad debt expense, higher real estate tax expense, insurance expense and common area maintenance expense;

•	an increase of approximately $400,000 related to the completion of various development/redevelopment projects; and

•	a decrease of approximately $2.0 million associated with the sale of nine of our income producing properties to our GRI joint venture.

Rental property depreciation and amortization increased by approximately $10.9 million, or 31.6%, to $45.6 million in 2009 from $34.7 million in 2008.  The increase in 2009 is due primarily to the following:

•	an increase of approximately $13.1 million related to the DIM properties;

•	a decrease of approximately $1.5 million attributable to the sale of nine of our income producing properties to the GRI joint venture; and

•
a decrease of approximately $700,000 attributable to accelerated depreciation recorded in the 2008 period related to previously capitalized tenant improvements and leasing commissions that were expensed as the tenants vacated.

General and administrative expenses increased by approximately $6.7 million, or 30.0%, to approximately $29.0 million in 2009 compared to $22.3 million in 2008. The increase is primarily attributable to $3.4 million associated with severance and severance related costs associated with the termination of employment of two senior executives initiated as part of our management streamlining and cost management program during the first quarter of 2009. We also incurred additional costs of $1.4 million primarily due to higher legal and advisory fees attributable to our investment in Ramco-Gershenson Properties Trust and our acquisition of DIM Vastgoed. In addition, we had $1.8 million in administrative costs associated with DIM’s ongoing operations, which comprise legal, accounting services and other costs. None of these costs was included in the 2008 general and administrative expense.

Investment income increased by approximately $2.0 million, or 24.6%, to approximately $10.0 million in 2009 from $8.1 million in 2008. The increase is due to the $6.3 million net gain associated with the sale of our Ramco stock, an increase in dividend income of approximately $800,000 related to our Ramco investment as well as other equity investments that we own, and approximately $1.0 million of higher interest income associated with our investment in debt securities. These increases were offset in part by $5.9 million in lower dividend income associated with the consolidation of DIM and approximately $300,000 in lower interest earned on cash balances.

Equity in loss in unconsolidated joint ventures was approximately $37,000 in 2009 compared to equity income of $240,000 in 2008.  The net loss represents our pro rata share of our joint ventures’ operating results. The joint ventures results were only included for a portion of 2008 based on when the ventures were formed.

Other income increased approximately $700,000 to approximately $1.4 million in 2009 compared to $714,000 in 2008. In 2008, we recorded other income of approximately $600,000 following the execution of an easement agreement in settlement of a condemnation proceeding at one of our properties, and in 2009 we received insurance proceeds of approximately $290,000 after a tornado damaged one of our properties located in South Carolina.

Interest expense increased by approximately $8.8 million, or 19.0%, to approximately $55.4 million in 2009 as compared to $46.6 million for 2008. The increase is primarily attributable to the following:

•	an increase of approximately $14.6 million of interest expense related to the DIM mortgages;

•	an increase of approximately $1.1 million associated with lower capitalized interest due to fewer development projects in process;

•	an increase of approximately $580,000 in interest related to higher balances on our lines of credit;

•	an increase of approximately $3.0 million related to the full year effect of a new mortgage that closed during the fourth quarter of 2008;

•	a decrease of approximately $1.8 million related to the repayment of certain mortgages;

•
a decrease of approximately $7.2 million related to lower interest on our senior notes following the repayment of our senior notes that matured in April 2009 and the repurchase of a portion of our senior notes at a discount; and

•	a decrease of approximately $1.5 million attributable to interest expense related to nine income producing properties sold to the GRI joint venture in 2008.

For the nine months ended September 30, 2009, there were no gains on sale of real estate other than those in discontinued operations as compared to the same period for 2008, which generated a gain on sale of real estate of approximately $18.5 million which was primarily attributable to the sale of nine of our income producing properties to our joint venture with GRI.

Amortization of deferred financing costs decreased to approximately $1.1 million in 2009 compared to approximately $1.3 million in 2008. The decrease is mainly due to the larger amount of senior notes repurchased in 2009 and 2008.

The gain on acquisition of a controlling interest in a subsidiary of approximately $26.9 million was generated from our acquisition of a controlling interest in DIM. The total gain consists of approximately $39.0 million representing the net value of DIM assets acquired in excess of our cost basis after recognizing approximately a $12.1 million revaluation loss of our previously recorded cost of investments in DIM.

In the nine months ended September 30, 2009, we repurchased and canceled approximately $44.2 million principal amount of our senior notes and recognized a net gain on early extinguishment of debt of approximately $12.4 million.  In the same 2008 period, we repurchased and canceled approximately $67.7 million of our senior debt and recognized a net gain on early extinguishment of debt of approximately $5.4 million.

During the nine months ended September 30, 2009, we recognized approximately $2.3 million in net tax benefit mainly attributable to the consolidation of DIM, which accounts for approximately $2.5 million of the tax benefit in the current period, net of the approximately $274,000 tax provision for our other taxable REIT subsidiary. In the comparable 2008 period, we recognized a tax benefit of approximately $73,000.

For the nine months ended September 30, 2009, our discontinued operations resulted in net income of approximately $6.0 million compared to net income of approximately $269,000 in 2008. In the current nine month period, we sold seven ground lease outparcels and one income producing property generating a net gain of approximately $5.4 million and recorded approximately $600,000 in net operating income related to discontinued operations. During the nine months ended September 30, 2008, we sold one income producing property for a loss of approximately $552,000 which was offset by approximately $820,000 in net operating income related to discontinued operations.

In the third quarter of 2008, we determined that a decline in value in our investment in DIM was “other-than-temporary”, and, as a result, recorded an impairment loss equal to $32.7 million representing the difference between the carrying value of our investment and the fair market value on September 30, 2008. There was no comparable impairment loss in the nine months ended September 30, 2009.

In the nine months ended September 30, 2009, net losses of $1.6 million were attributable to the noncontrolling interest in DIM. No comparable amounts are included in the 2008 period.

As a result of the foregoing, net income increased by approximately $45.6 million, from $28.9 million in 2008 to approximately $74.5 million in 2009.

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

The following table illustrates the calculation of FFO for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net income attributable to Equity One	$15,318	$(21,395)	$74,511	$28,876
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	13,903	11,268	41,078	34,761
Loss (gain) on disposal of income producing properties	1,758	12	1,758	(18,003)
Pro rata share of real estate depreciation from unconsolidated JV	359	253	1,059	391
Funds from operations	$31,338	$(9,862)	$118,406	$46,025

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Earnings per diluted share attributable to Equity One	$0.17	$(0.29)	$0.89	$0.39
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.16	0.15	0.49	0.47
(Gain) loss on disposal of income producing properties	0.02	-	0.02	(0.24)
Pro rata share of real estate depreciation from unconsolidated JV	-		0.01	0.01
Net adjustment for unvested shares and noncontrolling interest*	0.01	0.01	0.02	-
Funds from operations per diluted share	$0.36	$(0.13)	$1.43	$0.63

*Includes net effect of (a) an adjustment for unvested awards of share-based payments with rights to receive dividends or dividend equivalents and (b) and an adjustment related to the possible share issuance in the fourth quarter of 2010 pursuant to the DIM stock exchange agreement.

Critical Accounting Policies

Our 2008 Annual Report on Form 10-K contains a description of our critical accounting policies, including revenue recognition, cost capitalization, impairment of real estate assets, purchase accounting treatment for acquisitions, accounting for securities, impairment testing of goodwill, and joint venture accounting.  For the three and nine month periods ended September 30, 2009, there were no material changes to these policies; however, the following should be noted:

On January 1, 2009, we adopted the provisions of the Business Combinations Topic of the FASB ASC and we are applying such provisions prospectively to business combinations that have an acquisition date on or after January 1, 2009. For a description of the provisions and additional information regarding our adoption of that statement, including the effects of the adoption on our acquisition of a controlling stake in DIM, see Notes 2 and 5 to the condensed consolidated financial statements in Item 1 of this report.

On January 1, 2009, we adopted new provisions under the Consolidation Topic of the FASB ASC on a prospective basis and have retrospectively applied the presentation and disclosure requirements for all periods covered by this report. See Note 8 to the condensed consolidated financial statements in Item 1 of this report.

In June 2008, the FASB issued new provisions to the Earnings Per Share Topic of the FASB ASC, which clarifies that unvested share-based payment awards that entitle their holders to receive non-forfeitable dividends, such as our restricted stock awards, are considered participating securities. The provisions require retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. The adoption of the provisions did not result in a change to the previously reported basic and diluted EPS for the three and nine months ended September 30, 2008.

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

Short-term liquidity requirements

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

As of September 30, 2009, we had approximately $14.6 million of cash and cash equivalents, $7.2 million of restricted cash, and two revolving credit facilities with available balances of approximately $215.4 million. On October 1, 2009 we repaid the remaining principal and interest balances on two DIM mortgages loans that were secured by the Carolina Pavilion property and matured on that date. The aggregate principal balances of these loans at maturity were approximately $52.0 million. On October 29, 2009, we acquired Westbury Plaza, a 398,602 square foot shopping center located in Westbury, New York and anchored by Costco, Wal-Mart, and Sports Authority for approximately $103.7 million. The payment of the DIM mortgages and purchase of Westbury Plaza was funded by available cash on hand, restricted 1031 escrow deposits, and borrowings from our line of credit. In addition we have an approximately $26.0 million property under contract which is expected to close in the fourth quarter of 2009. We expect to fund its purchase with our line of credit. We may consider longer term financing, such as long term debt or equity, to reduce our credit line balances and provide increased financial flexibility and resources.

Long-term liquidity requirements

Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.

Historically, we have funded these requirements through a combination of sources which were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.

2009 liquidity events

While there is no assurance that we will be able to raise liquidity in the amounts we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. In response to volatile conditions primarily in the first six months of 2009 affecting the credit and capital markets, we have reduced our leverage and improved our balance sheet as a result of the following activities during the nine months ended September 30, 2009:

•
In April 2009, we issued and sold approximately 6.7 million shares of our common stock in an underwritten public offering (including 160,800 shares pursuant to the underwriters’ over-allotment option) along with a private placement of approximately 2.5 million shares of common stock to an affiliate of our largest stockholder, Gazit-Globe, Ltd., raising aggregate net proceeds of $126.2 million.

•
We repurchased and cancelled approximately $44.2 million principal amount of our senior notes for consideration of $31.3 million, generating gains on the extinguishment of debt of approximately $12.4 million.

•	We sold seven outparcels and one operating property generating sale proceeds of $12.6 million and resulting in a gain on sale of $5.4 million.

•
In April 2009, we repaid the $171.6 million principal amount left outstanding on our $200.0 million 3.875% unsecured senior notes and settled the $100.0 million variable interest rate swap contract related to this debt for proceeds of approximately $868,000 upon its settlement.

Summary Cash Flows. During the third quarter of 2009, $29.6 million of our debt security holdings matured or were sold and $15.3 million in equity securities were sold. The proceeds of these securities were used to repay our indebtedness and for general corporate purposes.

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Nine Months Ended
	September 30,
	2009	2008	Increase (Decrease)
	(In thousands)

Net cash provided by operating activities	$66,160	$66,547	$(387)
Net cash provided by investing activities	$125,421	$100,000	$25,421
Net cash used in financing activities	$(184,161)	$(111,910)	$(72,251)

Our principal source of operating cash flow is cash generated from our rental properties.  Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, debt service and quarterly dividends.  Net cash provided by operating activities totaled approximately $66.2 million for the nine months ended September 30, 2009 compared to approximately $66.6 million in the same period 2008.

Net cash provided by investing activities was approximately $125.4 million for the nine months ended September 30, 2009 compared with approximately $100.00 million provided by investing activities during the nine months ended September 30, 2008. Investing activities during the current period consisted primarily of proceeds from the sale and maturity of securities and land sales offset in part by additions to construction in progress and rental properties.

Net cash used in financing activities totaled approximately $184.2 million for the nine months ended September 30, 2009 compared with approximately $111.9 million used in financing activities for the same period in 2008. The cash used in financing activities in the current period was primarily attributable to repayment of approximately $203.5 million in senior debt and the payment of $75.0 million in dividends, offset in part by cash from equity offerings that provided net proceeds of approximately $126.2 million.  In the prior year, cash was primarily attributable to the repayment of mortgages, senior notes and line of credit borrowings, and the payment of $66.7 million in dividends, offset in part by $54.7 million of proceeds provided by the equity offering and $65.0 million generated by obtaining a new mortgage loan.

The following table sets forth certain information regarding future contractual obligations, excluding interest, as of September 30, 2009:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgage notes payable:
Scheduled amortization	$102,560	$3,370	$25,855	$32,370	$40,965
Balloon payments	518,992	52,035	140,646	123,556	202,755
Total mortgage obligations	$621,552	$55,405	$166,501	$155,926	$243,720

Unsecured revolving credit facilities	19,998	-	19,998	-	-
Unsecured senior notes	441,136	-	-	10,000	431,136
Operating leases	1,157	189	409	116	443
Construction commitments	270	270	-	-	-
Total contractual obligations	$1,084,113	$55,864	$186,908	$166,042	$675,299

(1)	Amount represents balance of obligation for the remainder of 2009.

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

Off-Balance Sheet Arrangements

Letters of Credit:  As of September 30, 2009, we have pledged letters of credit for approximately $6.6 million as additional security for certain property matters.  Substantially, all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments:  As of September 30, 2009, we have entered into construction commitments and have outstanding obligations to fund approximately $270,000, based on current plans and estimates, in order to complete current development and redevelopment projects.  These obligations, comprising principally of construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities.

Operating Lease Obligations:  Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $87,000. Additionally, we have operating lease agreements for office space for which we have an annual obligation of approximately $429,000.

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

Equity

In connection with our consolidation of DIM, we recognized approximately $25.8 million of noncontrolling interest in our equity representing the percentage of market capitalization of DIM that we did not own at the date that our controlling interest was acquired. Subsequent changes to the noncontrolling interest will arise from allocation of DIM’s income or loss or upon changes in our ownership of DIM.

In the nine months ended September 30, 2009, we repurchased and retired 461,964 shares of our Common Stock at an average price of $11.75 per share.

During each of the first three quarters of 2009, our Board of Directors declared cash dividends of $0.30 per share on our common stock consistent with the company’s previous dividend policy of declaring and paying a cash dividend of $1.20 per share of its common stock annually.  These dividends were paid in March 2009, June 2009, and September 2009.

On November 4, 2009, the Board of Directors revised the company’s dividend policy and declared a cash dividend of $0.22 per share of its common stock for the quarter ending December 31, 2009, payable on that date to stockholders of record on December 15, 2009. The $0.22 per share dividend represents an annualized rate of $0.88 per share compared to the previous annual dividend of $1.20 per share.

Future Capital Requirements

We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and our shorter term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I –Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II - Item 1A, Risk Factors in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2009 and June 30, 2009.

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

If interest rates on our variable-rate debt increase by 1%, the increase in annual interest expense on our variable-rate debt would decrease future earnings and cash flows by approximately $200,000. If interest rates on our variable-rate debt decrease by 1%, the decrease in interest expense on our variable-rate debt would increase future earnings and cash flows by approximately $200,000.

As of September 30, 2009, we had approximately $20.0 million of outstanding floating rate debt.  We do not believe that the interest rate risk represented by our floating rate debt was material in relation to our $1.058 billion of outstanding debt, $2.298 billion of total assets and $1.358 billion total equity market capitalization as of that date.

The fair value of our fixed-rate debt is $956 million as of September 30, 2009, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable.  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $38.9 million.  If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $41.3 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.058 billion, the balance as of September 30, 2009.

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

Other Market Risks

As of September 30, 2009, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, we acquired a controlling interest in DIM and consolidated its result in our financial statements. We note that we have not yet been able to evaluate the internal control over financial reporting of DIM in a way that would allow us to determine if the consolidation of DIM would materially affect, or be reasonably likely to materially affect, our internal control over financial reporting. Other than the foregoing description of our consolidation of DIM, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our Annual Report on Form 10-K for the year ended December 31, 2008, Part I -Item 1A, Risk Factors, and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2009, Part II - Item 1A, Risk Factors, describe important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.  There have been no material changes in such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

12.1	Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: November 6, 2009	EQUITY ONE, INC.

/s/ Mark Langer

Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibits	Description

12.1	Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.