Form 10-K
period 2009-12-31
EQUITY ONE, INC.
filed 2010-03-09
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No  ☒

As of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $476,210,186 based upon the last reported sale price of $13.26 per share on the New York Stock Exchange on such date.

As of February 25, 2010, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 87,039,096.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K to the extent stated herein are incorporated by reference in Part III hereof.

EQUITY ONE, INC.

PART I

ITEM 1.	BUSINESS

The Company

We are a real estate investment trust, or REIT, that principally owns, manages, acquires and develops neighborhood and community shopping centers. We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995.

As of December 31, 2009, our consolidated property portfolio comprised 182 properties, including 168 shopping centers consisting of approximately 19.0 million square feet of gross leasable area, or GLA, three development or redevelopment properties, six non-retail properties and five land parcels held for development. Included in our consolidated portfolio for the year ended December 31, 2009 are 21 shopping centers consisting of approximately 2.6 million square feet of GLA owned by DIM Vastgoed N.V., a Dutch public company (“DIM”) in which we acquired a controlling stake in January 2009. As of December 31, 2009, the DIM properties were 92.1% leased. As of December 31, 2009, our core portfolio which consists of our historical Equity One owned shopping centers and does not include the DIM properties was 90.0% leased and included national, regional and local tenants. For a listing of the properties in our core portfolio and in DIM’s portfolio, refer to Item 2, Properties.

In addition, we currently own a 10% interest in GRI-EQY I, LLC, a joint venture with Global Retail Investors LLC, or GRI, which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA as of December 31, 2009.  The GRI Venture properties were 93.4% leased as of December 31, 2009.  We also own a 20% interest in G&I VI Investment South Florida Portfolio, LLC, an affiliate of DRA Advisors LLC or DRA, which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of December 31, 2009.  In total, the properties owned by the DRA venture were 67.7% leased as of December 31, 2009.

In this annual report, references to “we,” “us” or “our” or similar terms refer to Equity One, Inc. and our consolidated subsidiaries, including DIM.

Business Objectives and Strategies

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

•
Investment Strategy:  Using capital wisely to renovate or redevelop our properties and to acquire and develop additional shopping centers where expected returns meet or exceed our standards as well as by investing in strategic partnerships that minimize operational or other risks; and

•
Capital Strategy:  Financing our capital requirements with internally generated funds, borrowings under our existing credit facilities, proceeds from selling properties that do not meet our investment criteria and proceeds from institutional partners and the debt and equity capital markets.

Operating Strategy. Our core operating strategy is to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants. Many of our properties are located in some of the most densely populated areas of the country, including the metropolitan areas around Miami, Ft. Lauderdale, West Palm Beach, Tampa, Jacksonville and Orlando, Florida, Atlanta, Georgia, Boston, Massachusetts and the greater New York City metropolitan area.

In order to effectively achieve our operating strategy, we seek to:

•	actively manage and maintain the high standards and physical appearance of our assets while maintaining competitive tenant occupancy costs;

•	maintain a diverse tenant base in order to limit exposure to any one tenant’s financial condition;

•	develop strong, mutually beneficial relationships with creditworthy tenants, particularly our anchor tenants, by consistently meeting or exceeding their expectations;

•	maintain or increase rental rates upon the renewal of expiring leases or as we lease space to new tenants while limiting vacancy and down-time;

•	evaluate renovation or redevelopment opportunities that will make our properties more attractive for leasing or re-leasing to tenants; and

•	take advantage of under-utilized land or existing square footage, or re-configure properties for better uses.

Investment Strategy. Our investment strategy is to deploy capital in projects that are expected to generate returns that exceed our cost of capital.  Our investments primarily fall into one of the following categories:

•	re-developing, renovating, expanding, reconfiguring and/or re-tenanting our existing properties;

•	selectively acquiring shopping centers that will benefit from our active management and leasing strategies;

•	selectively acquiring vacant and occupied land for the purpose of developing new shopping centers to meet the needs of expanding retailers; and

•	investing in strategic partnerships in real estate related ventures where we act as a manager and utilize our expertise.

In evaluating potential redevelopment, acquisition and development opportunities for properties, we also consider such factors as:

•	the expected returns in relation to our cost of capital, as well as the anticipated risks we will face in achieving the expected returns;

•	the current and projected cash flow of the property and the potential to increase that cash flow;

•	the tenant mix at the property, tenant sales performance and the creditworthiness of those tenants;

•	economic, demographic, regulatory and zoning conditions in the property’s local and regional market;

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

Capital Strategy.  We intend to grow and expand our business by using cash flows from operations, by borrowing under our existing credit facilities, reinvesting proceeds from selling properties that do not meet our investment criteria or by accessing the capital markets to issue equity and debt.  Our strategy is designed to help us maintain a strong balance sheet and sufficient flexibility to fund our operating and investment activities in a cost-efficient way. Our strategy includes:

•	maintaining a prudent level of overall leverage and an appropriate pool of unencumbered properties that is sufficient to support our unsecured borrowings;

•	managing our exposure to variable-rate debt;

•	taking advantage of market opportunities to refinance existing debt and manage our debt maturity schedule;

•	selling properties that have limited growth potential or are not a strategic fit within our overall portfolio and redeploying the proceeds elsewhere in our business;

•	using joint venture arrangements to access less expensive capital, mitigate capital risk, or to capitalize on the expertise of local real estate partners.

Change in Policies

Our board of directors establishes the policies that govern our operating, investment and capital strategies, including, among others, the development and acquisition of shopping centers, tenant and market focus, debt and equity financing policies, and quarterly distributions to our stockholders. The board may amend these policies at any time without a vote of our stockholders.

On November 4, 2009, our board voted to revise our dividend policy and declared a cash dividend of $0.22 per share of our common stock for the quarter ending December 31, 2009. The $0.22 quarterly per share dividend represents an annualized rate of $0.88 per share compared to the previous annual dividend rate of $1.20 per share.

Tax Status

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

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. The sales of certain land parcels, our investment in DIM and certain other real estate and other activities are being conducted through our TRS entities. Our current TRS activities are limited and they have not incurred any significant income taxes to date.

In 2009, we acquired a controlling interest in DIM.  DIM is not a REIT, is not consolidated with us for tax purposes and is subject to U.S. corporate tax.  However, it has not paid any U.S. tax for the last three years as a result of its operating losses.

Governmental Regulations Affecting Our Properties

We and our properties are subject to a variety of federal, state and local environmental, health, safety and similar laws.

Environmental Regulations. The application of these laws to a specific property depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Under certain environmental laws, we, as the owner or operator of properties currently or previously owned, may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. We may also be held liable to a federal, state or local governmental entity or third parties for property damage, injuries resulting from the contamination and for investigation and clean up costs incurred in connection with the contamination, whether or not we knew of, or were responsible for, the contamination. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral. We have several properties that will require or are currently undergoing varying levels of environmental remediation as a result of contamination from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners.

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

Competition

There are numerous commercial developers, real estate companies, REITs and other owners of real estate in the areas in which our properties are located that compete with us with respect to the leasing of our properties and in seeking land for development or properties for acquisition. Some of these competitors have substantially greater resources than we have, although we do not believe that any single competitor or group of competitors in any of the primary markets where our properties are located is dominant in that market. This level of competition may reduce the number of properties available for development or acquisition, increase the cost of development or acquisition or interfere with our ability to attract and retain tenants.

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

Employees

Our headquarters are located at 1600 N.E. Miami Gardens Drive, North Miami Beach, Florida 33179.  At December 31, 2009, we had 160 full-time employees and we believe that our relationships with our employees are good.

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

Volatility in the credit markets may affect our ability to obtain or re-finance our indebtedness at a reasonable cost.

As a result of the recent financial crisis and ongoing economic downturn, we have seen unprecedented volatility in the secured and unsecured credit markets. As a result, the commercial real estate industry has experienced increased borrowing costs and reduced willingness of lenders to provide capital except under tightened lending standards.

While both the equity and debt capital markets improved during 2009, the secured and unsecured debt markets remained very expensive, with high credit spreads, until late in the year. While these improvements in the capital markets are important, there remain concerns over the availability of credit, credit spreads on new issues of debt, the ability to refinance maturing debt on terms that are similar to those that are expiring and the covenants and other restrictions now being required by lenders that may limit borrower’s business and operations.

As of December 31, 2009, we had approximately $218.1 million of bonds and mortgage debt scheduled to mature in the next three years.  If credit constraints persist or intensify, we may experience difficulty refinancing these upcoming loan maturities at a reasonable cost or with desired financing alternatives.  For example, it may be hard to raise new unsecured financing in the form of additional bank debt or corporate bonds at interest rates that are appropriate for our long term objectives.  If we draw under our existing unsecured revolving line of credit to repay maturing debt, our ability to use the line for other uses such as investments will be reduced.  If we increase our reliance on mortgage debt, the credit rating agencies that rate our unsecured corporate debt may reduce our investment-grade credit ratings. Alternatively, we may need to repay maturing debt with proceeds from the issuance of equity or the sale of assets.

The current economic environment may make it difficult to lease vacant space or cause space to be vacated in the future.

Our goal is to improve the performance of our properties by re-leasing vacated space. However, in 2009, continued lower consumer confidence, higher unemployment and reduced consumer spending led to continued deterioration in the businesses of many of our retail tenants and made it difficult to maintain our overall occupancy.  While most of our centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles, other tenants in our centers, particularly smaller shop tenants, are impacted by these economic trends which had negative implications for our occupancy and bad debt experience. Our ability to continue to lease or re-lease vacant space in our properties will be affected by these and other factors, including our properties’ locations, current market conditions and covenants and restrictions found in certain leases at our properties. If the economic conditions persist or worsen in 2010, our properties and results of operations could continue to be adversely affected with lower occupancy and higher bad debt expense as tenants fail to pay rent, close their stores or file bankruptcy.  Moreover, because many retailers have slowed their growth plans as a result of the prevailing economic climate, demand for retail space has declined, generally reducing the market rental rates for our properties.

Additionally, from 2010 through 2012 approximately 55.6% of our annualized minimum rent with small shop tenants (those occupying less than 10,000 square feet) is due to expire.  The annualized minimum rents at expiration for these leases are $16.1 million, $17.5 million and $17.0 million for 2010-2012, respectively.  Our ability to renew or replace these tenants at comparable rents will have a significant impact on our future results of operations.

We may not be able to re-lease vacated space and, if we are able to re-lease vacated space, there is no assurance that rental rates will be equal to or in excess of current rental rates. In addition, we may incur substantial costs in obtaining new tenants, including brokerage commissions paid by us in connection with new leases or lease renewals, and the cost of making leasehold improvements. All of these events and factors could adversely affect our results of operations.

We are dependent upon certain key tenants, and decisions made by these tenants or adverse developments in the business of these tenants could have a negative impact on our financial condition.

We own shopping centers which are supported by “anchor” tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers.  For instance, Publix Super Markets is our largest tenant and accounted for approximately 2.3 million square feet, or approximately 14.1% of our gross leasable area, at December 31, 2009, and approximately $18.6 million, or 10.5%, of our annual minimum rent in 2009.

Given the continued difficult retail environment predicted for 2010, some of our tenants may continue to experience a downturn in their businesses that may weaken their financial condition. As a result, tenants may delay lease commencement, fail to make rental payments when due or declare bankruptcy.  In 2008 and 2009, several of our national tenants filed for bankruptcy protection. We are subject to the risk that these tenants may be unable to make their lease payments, may refuse to extend leases upon expiration or may reject leases in bankruptcy.  Any tenant bankruptcies, leasing delays or failures to make rental payments when due could result in the termination of the tenant’s lease and material losses to our business and harm to our operating results.

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

As of December 31, 2009, we had debt and other liabilities outstanding in the aggregate amount of approximately $1.4 billion.  Many of our loans require scheduled principal amortization.  In addition, our organizational documents do not limit the level or amount of debt that we may incur, nor do we have a policy limiting our debt to any particular level. The amount of our debt outstanding from time to time could have important consequences to our stockholders. For example, it could:

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

•	adversely affect financial ratios and debt and operational coverage levels monitored by rating agencies and adversely affect the ratings assigned to our unsecured debt;

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

While none of our approximately $1.2 billion of debt outstanding as of December 31, 2009, bears variable interest,  we do borrow funds at variable interest rates under our lines of credit and could borrow under other variable facilities in the future. Increases in interest rates would increase our interest expense on any variable rate debt and reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stockholders. Although we may in the future enter into hedging arrangements or other transactions as to a portion of our variable rate debt to limit our exposure to rising interest rates, the amounts we are required to pay under the variable rate debt to which the hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements.

In addition, the market price of our common stock is affected by the annual distribution rate on the shares of our common stock. The recent reduction in our annual dividend rate and increasing market interest rates may lead prospective purchasers of our common stock and other securities to seek alternative investments that offer a higher annual yield which would likely adversely affect the market price of our common stock and other securities. Finally, increases in interest rates may have the effect of depressing the market value of retail properties such as ours, including the value of those properties securing our indebtedness.

Geographic concentration of our properties makes our business vulnerable to economic downturns in certain regions or to other events, like hurricanes, that disproportionately affect those areas.

Approximately 52.0% of our retail property gross leasable area is located in Florida.  As a result, economic, real estate and other, general conditions in Florida will significantly affect our revenues and the value of our properties.  Business layoffs or downsizing, industry slowdowns, declines in real estate values, reduced migration to Florida, changing demographics, increases in insurance costs and real estate taxes and other factors may adversely affect the economic climate in Florida.  Any resulting oversupply or reduced demand for retail properties in Florida would adversely affect our operating performance and limit our ability to make distributions to stockholders.

In addition, a significant portion of our retail property gross leasable area is located in coastal areas that are susceptible to the harmful effects of tropical storms, hurricanes and other similar natural disasters.  As of December 31, 2009, over 61.6% of the total insured value of our portfolio is located in the State of Florida.  Intense hurricanes and tropical storm activity during the last decade has caused our cost of property insurance to increase significantly. While much of the cost of this insurance is passed on to our tenants as reimbursable property costs, some tenants, particularly national tenants, do not pay a pro rata share of these costs under their leases.  Hurricanes and similar storms also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area.  Therefore, as a result of the geographic concentration of our properties, we face demonstrable risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.

Our insurance coverage on our properties may be inadequate therefore increasing the risks to our business.

We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire, flood, rental loss and acts of terrorism. We also currently carry environmental insurance on all of our properties. All of these policies contain coverage limitations. We believe these coverages are of the types and amounts customarily obtained for or by an owner of similar types of real property assets located in the areas where our properties are located. We intend to obtain similar insurance coverage on subsequently acquired properties.

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

The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring and owning properties and to make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of our sales are prohibited transactions.

Our development and redevelopment activities are inherently risky and may not yield anticipated returns, which would harm our operating results and reduce funds available for distributions to stockholders.

An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. At December 31, 2009, we had invested an aggregate of approximately $68.6 million in these development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $17.2 million to complete, based on our current plans and estimates.  These developments and redevelopments may not be as successful as currently expected. Expansion, renovation and development projects entail the following considerable risks:

•	significant time lag between commencement and completion subjects us to greater risks due to fluctuations in the general economy;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	expenditure of money and time on projects that may never be completed;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher-than-estimated construction costs, including labor and material costs; and

•
possible delay in completion of the project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, or man-made or natural disasters (such as fires, hurricanes, earthquakes or floods).

While our policies with respect to expansion, renovation and development activities are intended to limit some of the risks otherwise associated with such activities, such as initiating construction only after securing commitments from anchor tenants, we will nevertheless be subject to risks that the construction costs of a property, due to factors such as cost overruns, design changes and timing delays arising from a lack of availability of materials and labor, weather conditions and other factors outside of our control, as well as financing costs, may exceed original estimates, possibly making the associated investment unprofitable.  Significant changes in economic conditions could adversely affect prospective tenants and our ability to lease newly developed and redeveloped properties.  Any substantial unanticipated delays or expenses could adversely affect the investment returns from these redevelopment projects and harm our operating results.

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

•
properties we acquire may fail to achieve the occupancy or rental rates we project at the time we make the decision to acquire, which may result in the properties’ failure to achieve the returns we projected;

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

Our growth strategy is focused on the redevelopment of properties we already own and the acquisition and development of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gains) each year to continue to qualify as a REIT for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. The debt could include mortgage loans from third parties or the sale of debt securities. Equity capital could include shares of our common stock or preferred stock. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the general availability of credit in the capital markets, the market’s perception of our growth potential, our ability to pay dividends, our financial condition, our credit rating and our current and potential future earnings. Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or we may be unable to implement this strategy at all. See the Risk Factor entitled “Volatility in the credit markets may affect our ability to obtain or re-finance our indebtedness at a reasonable cost.”

Competition for the acquisition of assets and the leasing of properties may impede our ability to make, or may increase the cost of, these acquisitions and may impair our future income.

Numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition. In addition, there has been an increase in consumer purchasing via the internet. This competition may affect us in various ways, including:

•	reducing properties available for acquisition;

•	increasing the cost of properties available for acquisition;

•	reducing the rate of return on these properties;

•	reducing rents payable to us;

•	interfering with our ability to attract and retain tenants;

•	leading to increased vacancy rates at our properties; and

•	adversely affecting our ability to minimize expenses of operation.

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

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which not infrequently there are only limited judicial and administrative interpretations.  These provisions include requirements concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the nature and sources of our income, and the amount of our distributions to our stockholders. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources.  Satisfying this requirement could be difficult, for example, if defaults by tenants were to reduce the amount of income from qualifying rents. In addition, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Under new regulations issued in 2008 and 2009, REITs are permitted to pay the distributions required to qualify as a REIT under the Code in their own stock, rather than cash, subject to certain limitations. To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of 85% of our ordinary income for that year, 95% of our capital gain net earnings for that year and 100% of our undistributed taxable income from prior years.  We intend to make distributions to our stockholders to comply with the distribution provisions of the Internal Revenue Code.  Although we anticipate that our cash flows from operating activities will be sufficient to enable us to pay our operating expenses and meet distribution requirements, no assurance can be given in this regard.  We may be required to borrow money or sell assets to distribute enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax.

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

Our Chairman of the Board and his affiliates are beneficial owners of approximately 52.5% of our common stock and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

Chaim Katzman, the chairman of our board of directors and our largest stockholder, and his affiliates beneficially own approximately 52.5% of the outstanding shares of our common stock and, as a result of a stockholders’ agreement with other of our stockholders, have voting power over almost 57.8% of our outstanding shares with respect to the election of directors.  Accordingly, Mr. Katzman is able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies.  In addition, Mr. Katzman is able to exercise significant control over the outcome of any proposed merger or consolidation of our company which, under our charter, requires the affirmative vote of the holders of a majority of the outstanding shares of our common stock.  Mr. Katzman’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

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

We cannot assure you we will continue to pay dividends at current rates.

Our ability to continue to pay dividends on our common stock at current  rates or to increase our common stock dividend rate will depend on a number of factors, including, among others, the following:

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

Under regulations adopted by the Internal Revenue Service in 2008 and 2009, REITs are permitted to pay the distributions required to qualify as a REIT under the Code in common stock for two years ended December 31, 2010. To date, we have  paid our dividend in cash. If we were to pay all or a portion of our dividends in stock, there could be an adverse effect on the market price of our common stock.

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

The maximum marginal rate of tax payable by a domestic non-corporate taxpayer on a dividend received from a regular “C” corporation in a taxable year beginning before January 1, 2011 is 15%, as opposed to the marginal tax rates of up to 35% that apply to ordinary income. The reduced tax rate, however, does not apply to dividends paid to domestic non-corporate taxpayers by a REIT, except for certain limited amounts. Although the distributed earnings of a REIT are generally subject to less total federal income tax than are the distributed earnings of a non-REIT “C” corporation which are distributed to stockholders net of corporate-level income tax, domestic non-corporate investors could view the stock of regular “C” corporations as more attractive relative to the stock of a REIT because the dividends from regular “C” corporations are taxed at a lower stated tax rate while distributions from REITs (other than distributions designated as capital gain dividends or returns of capital or the limited amounts of dividends that qualify for the 15% rate) are generally taxed at the same rate as the individual’s other ordinary income.  That result could continue to be the case if legislation were enacted to extend the 15% tax rate to taxable years starting after December 31, 2010.  No legislation, however, is currently pending in Congress to extend the 15% tax rate on dividends.

Foreign stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of our common stock if we do not qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to U.S. federal income tax on any gain recognized on the disposition.  This tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.”  A REIT is domestically controlled if at all times during a specified testing period less than 50% in value of its stock was held directly or indirectly by non-U.S. persons.  We cannot assure our stockholders that we will qualify as a domestically controlled REIT.  If we were to fail to so qualify, gain recognized by a foreign stockholder on a disposition of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 5% of our outstanding common stock.

Several of our controlling stockholders have pledged their shares of our stock as collateral under bank loans, which could result in foreclosure and disposition and could have a negative impact on our stock price.

As of December 31, 2009,  Chaim Katzman, the chairman of our board of directors and his affiliates beneficially own approximately 52.5% of the outstanding shares of our common stock. Several of our stockholders affiliated with Mr. Katzman, including Gazit-Globe, Ltd. and related entities, have pledged a substantial portion of our stock that they own to secure loans made to them by commercial banks.  Based on information from these stockholders, we believe that 83.5% of the shares reported as beneficially owned by Mr. Katzman and his affiliates are pledged to secure loans made to these stockholders.

If one of these stockholders defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares in one or more public or private sales that could cause our stock price to decline.  Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations.  Some of the occurrences that may constitute such an event of default include:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our consolidated portfolio consists primarily of grocery-anchored shopping centers and, at December 31, 2009, contained an aggregate of approximately 19.5 million square feet of gross leasable area, or GLA.  Other than our leasehold interests in McAlpin Square shopping center located in Savannah, Georgia, Plaza Acadienne shopping center located in Eunice, Louisiana, and El Novillo shopping center located in Miami, Florida, all of our properties are owned in fee simple.  In addition, some of our properties are subject to mortgages as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.”

The following table provides a brief description of our properties as of December 31, 2009:

Property	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants

ALABAMA (2)
Madison Centre	1997	64,837	97.5%	$9.89	Publix	Rite Aid

Winchester Plaza	2006	75,700	93.4%	11.79	Publix

TOTAL SHOPPING CENTERS ALABAMA (2)		140,537	95.3%	$10.89

CONNECTICUT (1)

Brookside Plaza**	1985 / 2006	213,323	92.2%	$11.82	Shaw's	Bed Bath & Beyond / Walgreens / Staples /Petsmart

TOTAL SHOPPING CENTERS CONNECTICUT (1)		213,323	92.2%	$11.82

FLORIDA (81)

Orlando / Central Florida (10)

Alafaya Commons	1987	126,333	88.9%	$14.41	Publix

Alafaya Village	1986	38,118	92.7%	20.66		Metro Fitness (shadow)

Conway Crossing	2002	76,321	84.2%	11.42	Publix

Eastwood, Shoppes of	1997	69,037	100.0%	12.19	Publix

Hunter's Creek	1998	73,204	98.2%	13.80		Office Depot / Lifestyle Family Fitness

Kirkman Shoppes	1973	88,820	90.9%	18.70		Party America

Lake Mary Centre	1988 / 2001	340,434	94.5%	12.85	Albertsons	Kmart / Lifestyle Fitness Center / Office Depot

Park Promenade	1987 / 2000	128,848	77.0%	7.58		Beauty Depot / Orange County Library

Town & Country	1993	72,043	95.6%	8.73	Albertsons* (Ross Dress For Less)

Unigold Shopping Center	1987	117,527	80.1%	11.78	Winn-Dixie

Jacksonville / North Florida (9)

Atlantic Village	1984	100,559	89.9%	11.27	Publix	Jo-Ann Fabric & Crafts

Beauclerc Village	1962 / 1988	68,846	94.8%	9.03		Big Lots / Goodwill / Bealls Outlet

Forest Village	2000	71,526	86.7%	10.89	Publix

Ft. Caroline	1985 / 1995	71,816	86.5%	7.00	Winn-Dixie	Citi Trends

Mandarin Landing	1976	139,580	68.5%	17.24	Whole Foods	Office Depot

Medical & Merchants	1993	156,153	88.2%	13.03	Publix	Memorial Hospital

Middle Beach Shopping Center	1994	69,277	91.3%	9.24	Publix*

Property	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants

Oak Hill	1985 / 1997	78,492	96.5%	$7.99	Publix	Beall's

South Beach**	1990 / 1991	303,048	94.1%	12.39		Beall's / Bed Bath & Beyond / Home Depot / Stein Mart / Staples

Miami-Dade / Broward / Palm Beach (33)

Bird Ludlum	1988 / 1998	192,282	97.7%	17.57	Winn-Dixie	CVS Pharmacy / Bird Executive / Goodwill

Boynton Plaza	1978 / 1999	99,324	92.6%	13.11	Publix	CVS Pharmacy

Bluffs Square	1986	132,395	81.7%	13.03	Publix	Walgreens

Chapel Trail	2007	56,378	97.2%	21.52		LA Fitness

Coral Reef Shopping Center	1968 / 1990	74,680	100.0%	24.56		Office Depot / Walgreen's

Countryside Shops	1986 / 1988 / 1991	179,561	93.7%	13.35	Publix	CVS Pharmacy / Stein Mart

Crossroads Square	1973	84,387	78.3%	17.61		CVS Pharmacy

CVS Plaza	2004	18,214	85.7%	22.66

El Novillo	1970 / 2000	10,000	100.0%	23.15		Jumbo Buffet

Greenwood	1982 / 1994	132,325	87.7%	12.55	Publix	Bealls Outlet

Jonathan's Landing	1997	26,820	62.5%	23.36	Publix (shadow)

Lago Mar	1995	82,613	91.1%	14.24	Publix

Lantana Village	1976 / 1999	181,780	98.0%	7.61	Winn-Dixie	Kmart / Rite Aid* (Family Dollar)

Meadows	1997	75,524	97.4%	13.96	Publix

Oakbrook Square	1974 / 2000 / 2003	199,633	97.2%	13.60	Publix	Stein Mart / Home Goods / CVS / Basset Furniture / Duffy's

Oaktree Plaza	1985	23,745	79.4%	16.58

Pine Island	1983 / 1999	254,907	90.2%	11.96	Publix	Home Depot Expo* / Staples

Pine Ridge Square	1986 / 1998 / 1999	117,399	88.4%	13.31	Fresh Market	Bed Bath & Beyond / Nordic Interiors

Plaza Alegre	2003	91,611	96.1%	16.51	Publix	Goodwill

Point Royale	1970 / 2000	216,760	99.3%	7.75	Winn-Dixie	Best Buy

Prosperity Centre	1993	122,014	96.6%	17.09		Office Depot / CVS / Bed Bath & Beyond / TJ Maxx

Ridge Plaza	1984 / 1999	155,204	95.9%	10.91		Ridge Theater / Kabooms / Wachovia* (United Collection) / Round Up / Goodwill

Riverside Square	1987	104,241	84.3%	13.33	Publix

Sawgrass Promenade	1982 / 1998	107,092	84.5%	11.46	Publix	Walgreens

Sheridan Plaza	1973 / 1991	508,455	98.6%	14.56	Publix	Kohl's / Ross / Bed Bath & Beyond / Office Depot / LA Fitness / USA Baby & Child Space / Assoc. in Neurology

Shoppes of Andros Isles	2000	79,420	89.4%	12.66	Publix

Shoppes of Silverlakes	1995 / 1997	126,788	89.8%	16.82	Publix

Shops at Skylake	1999 / 2005 / 2006	287,816	94.8%	17.34	Publix	TJMaxx / LA Fitness / Goodwill

Tamarac Town Square	1987	127,635	76.1%	10.92	Publix	Dollar Tree

Waterstone	2005	61,000	97.1%	14.54	Publix

West Lakes Plaza	1984 / 2000	100,747	100.0%	12.89	Winn-Dixie	Navarro Pharmacy

Property	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants

Westport Plaza	2002	49,533	100.0%	$17.12	Publix

Young Circle	1962 / 1997	65,834	98.1%	15.56	Publix	Walgreens

Florida Treasure / Northeast Coast (8)

Cashmere Corners	2001	92,734	87.8%	8.36	Albertsons

New Smyrna Beach	1987	118,451	100.0%	11.84	Publix	Bealls Outlet

Old King Commons	1988	84,759	91.5%	8.15		Wal-Mart

Ryanwood	1987	114,925	94.3%	11.33	Publix	Bealls Outlet / Books-A-Million

Salerno Village	1987	82,477	91.0%	10.12	Winn-Dixie	CVS Pharmacy

Shops at St. Lucie	2006	19,361	91.0%	22.28

South Point Center	2003	64,790	88.1%	15.70	Publix

Treasure Coast	1983	133,781	96.6%	11.48	Publix	TJ Maxx

Tampa / St. Petersburg / Venice / Cape Coral / Naples (21)

Bay Pointe Plaza	1984 / 2002	103,986	95.6%	10.44	Publix	Bealls Outlet

Carrollwood	1970 / 2002	94,203	94.6%	13.28	Publix	Golf Locker

Charlotte Square	1980	96,188	74.8%	7.14	Publix* (American Signature Furniture)	Seafood Buffet

Chelsea Place	1992	81,144	96.5%	11.79	Publix

Dolphin Village	1967/1990	138,129	77.4%	11.42	Publix	Dollar Tree, CVS

Lake St. Charles	1999	57,015	100.0%	10.35	Sweet Bay

Lutz Lake	2002	64,985	95.8%	14.07	Publix

Marco Town Center	2001	109,830	82.2%	17.55	Publix

Mariners Crossing	1989 / 1999	97,812	89.9%	10.48	Sweet Bay

Midpoint Center	2002	75,386	97.8%	12.11	Publix

Pavilion	1982	167,745	93.9%	13.27	Publix	Pavilion 6 Theatre / Anthony's

Regency Crossing	1986 / 2001	85,864	81.9%	10.23	Publix

Ross Plaza	1984 / 1996	90,826	95.3%	12.38		Ross Dress for Less / Deals

Seven Hills	1991	72,590	87.8%	10.27	Publix

Shoppes of North Port	1991	84,705	94.9%	10.27	Publix	Bealls Outlet

Summerlin Square	1986 / 1998	109,156	55.4%	9.58	Winn-Dixie	Lee County Sheriff's Office

Sunlake	2009	89,516	77.3%	16.32	Publix

Sunpoint Shopping Center	1984	132,374	66.7%	8.19		Goodwill / Ozzie's Buffet / Big Lots / Chapter 13 Trustee

Venice Plaza	1971 / 1979 / 1999	132,345	97.5%	6.24	Sweet Bay	TJ Maxx

Property	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants

Venice Shopping Center	1968 / 2000	109,801	81.5%	$5.46	Publix	Beall's Outlet

Walden Woods	1985 / 1998 / 2003	75,874	98.7%	8.44		Dollar Tree / Aaron Rents / Dollar General

TOTAL SHOPPING CENTERS FLORIDA (81)		9,116,851	90.7%	$12.70

GEORGIA (24)

Atlanta (20)

BridgeMill	2000	89,102	89.6%	$15.46	Publix

Buckhead Station	1996	233,739	100.0%	20.33		Bed Bath & Beyond / TJ Maxx / Old Navy / Toys R Us / DSW / Ulta 3 / Nordstrom Rack

Butler Creek	1990	95,597	88.7%	10.09	Kroger

Chastain Square	1981 / 2001	91,637	89.4%	17.18	Publix

Commerce Crossing	1988	100,668	29.7%	5.42		Fred's Store

Douglas Commons	1988	97,027	98.9%	10.83	Kroger

Fairview Oaks	1997	77,052	95.4%	11.28	Kroger

Grassland Crossing	1996	90,906	97.3%	11.74	Kroger

Hairston Center	2000	13,000	38.5%	11.28

Hamilton Ridge	2002	90,996	83.6%	11.40	Kroger

Mableton Crossing	1997	86,819	98.1%	10.64	Kroger

Macland Pointe	1992-93	79,699	96.6%	10.07	Publix

Market Place	1976	77,706	92.1%	11.92		Galaxy Cinema

Paulding Commons	1991	192,391	95.6%	7.95	Kroger	Kmart

Piedmont Peachtree Crossing	1978 / 1998	152,239	98.7%	17.25	Kroger	Cost Plus Store / Binders Art Supplies

Powers Ferry Plaza	1979 / 1987 / 1998	86,473	90.5%	9.93		Micro Center

Shops of Huntcrest	2003	97,040	87.8%	12.98	Publix

Shops of Westridge	2006	66,297	78.9%	12.70	Publix

Wesley Chapel	1989	170,792	62.7%	6.59		Corinthian College / Little Giant

Williamsburg @ Dunwoody	1983	44,928	89.0%	20.35

Central / South Georgia (4)

Daniel Village	1956 / 1997	171,932	85.7%	$8.85	Bi-Lo	St. Joseph Home Health Care

McAlpin Square	1979	176,807	98.4%	7.38	Kroger	Big Lots / Savannah-Skidaway / Habitat for Humanity

Spalding Village	1989	235,318	63.2%	7.40	Kroger	JC Penney* / Fred's Store

Walton Plaza	1990	43,460	91.7%	10.40	Harris Teeter* (Omni Fitness)

TOTAL SHOPPING CENTERS GEORGIA (24)		2,661,625	86.0%	$11.79

LOUISIANA (13)

Ambassador Row	1980 / 1991	193,978	69.7%	$10.81		Conn's Appliances / Big Lots / Chuck E Cheese

Ambassador Row Courtyard	1986 / 1991 / 2005	146,697	97.1%	10.20		Bed Bath & Beyond / Marshall's / Hancock Fabrics / United Training Academy / Tuesday Morning

Bluebonnet Village	1983	101,623	95.4%	11.33	Matherne's	Office Depot

Property	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants

Boulevard	1976 / 1994	68,012	90.8%	$8.59		Piccadilly / Harbor Freight Tools / Golfballs.com

Country Club Plaza	1982 / 1994	64,686	95.2%	6.60	Winn-Dixie

Crossing	1988 / 1993	114,806	97.4%	5.90	Save A Center	A-1 Home Appliance / Piccadilly

Elmwood Oaks	1989	133,995	97.2%	9.84		Academy Sports / Dollar Tree / Home Décor

Grand Marche (ground lease)	1969	200,585	100.0%	NA

Plaza Acadienne	1980	105,419	56.4%	4.66	Super 1 Store	Fred's Store

Sherwood South	1972 / 1988 / 1992	77,107	86.0%	6.13		Burke's Outlet / Harbor Freight Tools / Fred's Store

Siegen Village	1988	170,416	99.2%	9.26		Office Depot / Big Lots / Dollar Tree / Stage / Party City

Tarpon Heights	1982	56,605	83.2%	5.17		Stage / Dollar General

Village at Northshore	1988	144,638	96.7%	8.52		Marshalls / Dollar Tree / Kirschman's* / Bed Bath & Beyond / Office Depot

TOTAL SHOPPING CENTERS LOUISIANA (13)		1,578,567	90.1%	$8.66

MASSACHUSETTS (7)

Cambridge Star Market	1953 / 1997	66,108	100.0%	$26.89	Star Market

Medford Shaw's Supermarket	1995	62,656	100.0%	23.94	Shaw's

Plymouth Shaw's Supermarket	1993	59,726	100.0%	17.77	Shaw's

Quincy Star Market	1965 / 1995	100,741	100.0%	17.36	Star Market

Swampscott Whole Foods	1967 / 2005	35,907	100.0%	22.89	Whole Foods

Webster Plaza	1963 / 1998	199,425	100.0%	8.08	Shaw's	K Mart / Family Dollar / Dollar Tree

West Roxbury Shaw's Plaza	1973 / 1995/ 2006	76,316	97.3%	22.87	Shaw's

TOTAL SHOPPING CENTERS MASSACHUSETTS (7)		600,879	99.7%	$17.07

MISSISSIPPI (1)

Shipyard Plaza	1987	66,857	100.0%	$7.23		Big Lots / Buffalo Wild Wings

TOTAL SHOPPING CENTERS MISSISSIPPI (1)		66,857	100.0%	$7.23

NEW YORK (1)

Westbury Plaza	1993	398,602	100.0%	$21.07		Olive Garden / Borders / Costco / Marshalls / Sports Authority / Walmart

TOTAL SHOPPING CENTERS NEW YORK (1)		398,602	100.0%	$21.07

NORTH CAROLINA (9)

Centre Pointe Plaza	1989	163,642	75.9%	$6.72		Belk's / Dollar Tree / Aaron Rents

Chestnut Square	1985 / 2008	34,260	90.7%	15.39		Walgreens

Galleria	1986 / 1990	92,114	76.7%	9.76	Harris Teeter*

Parkwest Crossing	1990	85,602	93.0%	10.65	Food Lion

Riverview Shopping Center	1973 / 1995	128,498	95.4%	7.74	Kroger	Upchurch Drugs / Riverview Galleries

Salisbury Marketplace	1987	79,732	73.8%	11.09	Food Lion

Stanley Market Place	2007	53,228	93.4%	9.85	Food Lion	Family Dollar

Property	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants

Thomasville Commons	1991	148,754	95.8%	$5.73	Ingles	Kmart

Willowdaile Shopping Center	1986	95,601	56.1%	9.80		Hall of Fitness

TOTAL SHOPPING CENTERS NORTH CAROLINA (9)		881,431	83.1%	$8.57

SOUTH CAROLINA (7)

Belfair Towne Village	2000 / 2003 / 2006	166,639	95.6%	$13.36	Kroger	Stein Mart

Lancaster Plaza	1971 / 1990	77,400	64.9%	3.61	Bi-Lo	Tractor Supply

Lancaster Shopping Center	1963 / 1987	29,047	100.0%	2.16		Sweet Union Furniture

Milestone Plaza	1995	89,721	97.4%	14.82	Bi-Lo

North Village Center	1984	60,356	29.2%	8.65		Dollar General

Windy Hill	1968 / 1988 / 2006	68,465	94.2%	5.81		Rose's Store / Family Dollar Store

Woodruff	1995	68,055	98.7%	10.63	Publix

TOTAL SHOPPING CENTERS SOUTH CAROLINA (7)		559,683	84.9%	$10.33

VIRGINIA (1)

Smyth Valley Crossing	1989	126,841	100.0%	$6.14	Ingles	Wal-Mart

TOTAL SHOPPING CENTERS VIRGINIA (1)		126,841	100.0%	$6.14

TOTAL CORE SHOPPING CENTER PORTFOLIO (147)		16,345,196	90.0%	$12.23

OTHER PROPERTIES (6)

4101 South I-85 Industrial	1956 / 1963	188,513	38.0%

Banco Popular Office Building	1971	36,610	79.4%

Laurel Walk Apartments	1985	106,480	96.0%

Mandarin Mini-Storage	1982	52,300	66.0%

Prosperity Office Building	1972	3,200	0.0%

Providence Square	1973	85,930	29.8%

TOTAL OTHER PROPERTIES (6)		473,033	55.5%

DIM VASTGOED PROPERTIES (21)

Eustis Village	2002	156,927	98.4%	$11.48	Publix	Beall's Department Store

Glengary Shoppes	1995	99,182	100.0%	17.71		Best Buy / Barnes & Noble

Hammocks Town Center	1987 / 1993	172,810	92.2%	13.94	Publix	Metro Dade Library / CVS Pharmacy / Porky's Gym

Magnolia Shoppes	1998	114,118	88.2%	11.38		Regal Cinemas / Deal$

Sunrise Town Center	1989	128,124	85.5%	10.89		L.A. Fitness / Office Depot

Dublin Village	2005	98,540	94.9%	6.76	Kroger

Freehome Village	2003	74,340	81.3%	13.17	Publix

Golden Park Village	2000	68,738	87.8%	11.32	Publix

Governors Town Square	2005	68,658	98.8%	15.84	Publix

Grayson Village	2002	83,155	73.7%	11.29	Publix

Property	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants

Keith Bridge Commons	2002	94,886	85.9%	$12.69	Kroger

Loganville Town Center	1997	77,661	96.1%	13.12	Publix

Salem Road Station	2000	67,270	88.4%	11.90	Publix

The Shops at Lake Tuscaloosa	2003 / 2005	70,242	88.9%	12.62	Publix

The Vineyards at Chateau Elan	2002	79,047	97.4%	14.35	Publix

Wilmington Island Shopping Center	1985 / 1998 / 2003	87,818	70.9%	12.69	Kroger

South Plaza Shopping Center	2005	92,335	100.0%	16.88		Ross Dress For Less / Best Buy / Old Navy /Petco

Brawley Commons	1997 / 1998	119,189	77.8%	12.17	Lowe's Foods	Rite Aid

Carolina Pavilion	1996	731,678	96.9%	10.50
AMC Theatres / Value City Furniture / Old Navy / Ross Dress For Less / Sports Authority / Baby Superstore / Michaels Crafts / Sears Retail Outlet Store / DSW Shoe Warehouse / Cost Plus World Market / OfficeMax/Gregg Appliances / Petco / Dollar Tree / Dress Barn / Bed Bath & Beyond / Kohl's / Buy Buy Baby / Nordstrom Rack

Whitaker Square	1996	82,760	100.0%	$12.28	Harris Teeter	Rugged Wearhouse

Greensboro Village Shopping Center	2005	70,203	95.6%	14.13	Publix

TOTAL DIM VASTGOED PROPERTIES (21)		2,637,681	92.1%	$12.14

TOTAL EXCLUDING DEVELOPMENTS, REDEVELOPMENTS & LAND (174)		19,455,910	89.4%

DEVELOPMENTS, REDEVELOPMENTS & LAND (8)

Developments (2)

Redevelopments (1)

Land Held for Development (5)

TOTAL CONSOLIDATED - 182 Properties

Total square footage does not include shadow anchor square footage that is not owned by Equity One.
*	Indicates a tenant which continues to pay rent, but has closed its store and ceased operations. The subtenant, if any, is shown in ( ).
**	Future contractual lease obligations included

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

Major Tenants

The following table sets forth as of December 31, 2009 the gross leasable area, or GLA, of our existing properties leased to tenants in our core shopping center portfolio:

	Supermarket Anchor Tenants (1)	Other Anchor Tenants (1)	Non-anchor Tenants	Total
Leased GLA (sq. ft.)	4,782,306	5,091,983	4,836,583	14,710,872
Percentage of Total Leased GLA	32.5%	34.6%	32.9%	100%

(1) We define anchor tenants as tenants occupying a space consisting of 10,000 square feet or more of GLA.

The following table sets forth as of December 31, 2009 the annual minimum rent at expiration attributable to tenants in our core shopping center portfolio:

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Annual Minimum Rent (“AMR”)	$43,935,350	$50,451,042	$91,142,698	$185,529,090
Percentage of Total AMR	23.7%	27.2%	49.1%	100.0%

The following table sets forth as of December 31, 2009 information regarding leases with the ten largest tenants in our core shopping center portfolio:

Tenant	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at 12/31/09	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Publix	52	2,312,966	14.1%	$18,621,019	10.5%	$8.05
Supervalu	7	458,273	2.8%	8,302,236	4.7%	18.12
Kroger	12	679,082	4.1%	5,379,703	3.0%	7.92
TJ Maxx Companies	9	294,484	1.8%	3,471,127	2.0%	11.79
Bed, Bath & Beyond	8	261,332	1.6%	3,079,214	1.7%	11.78
Costco	1	148,295	0.9%	2,972,590	1.7%	20.05
Winn Dixie	9	398,128	2.4%	2,892,815	1.6%	7.27
L.A. Fitness	3	144,307	0.9%	2,592,222	1.5%	17.96
Office Depot	9	219,487	1.3%	2,580,248	1.5%	11.76
CVS Pharmacy	12	132,470	0.8%	2,178,237	1.2%	16.44
Total top ten tenants	122	5,048,824	31%	$52,069,411	29%	$131

Lease Expirations

The following tables sets forth as of December 31, 2009 the anticipated expirations of tenant leases in our core shopping center portfolio for each year from 2010 through 2018 and thereafter:

ALL TENANTS

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	124	200,531	1.2%	$3,028,482	1.6%	$15.10
2010	524	2,080,970	12.7%	22,595,683	12.2%	10.86
2011	491	2,052,314	12.5%	26,177,336	14.1%	12.76
2012	456	1,942,654	11.9%	24,002,080	13.0%	12.36
2013	305	1,514,003	9.3%	20,883,120	11.3%	13.79
2014	268	1,890,105	11.6%	23,438,310	12.6%	12.40
2015	59	490,054	3.0%	5,442,710	2.9%	11.11
2016	37	927,669	5.7%	14,117,984	7.6%	15.22
2017	29	507,121	3.1%	6,527,812	3.5%	12.87
2018	26	359,830	2.2%	4,043,698	2.2%	11.24
Thereafter	113	2,745,621	16.8%	35,271,875	19.0%	12.85
Sub-total/Average	2,432	14,710,872	90.0%	$185,529,090	100.0%	$12.61
Vacant	636	1,634,324	10.0%	NA	NA	NA
Total/Average	3,068	16,345,196	100.0%	$185,529,090	100.0%	NA

ANCHOR TENANTS > 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	-	-	-	$-	-	$-
2010	38	1,075,426	10.4%	6,453,106	6.8%	6.00
2011	40	1,108,240	10.7%	8,647,026	9.2%	7.80
2012	31	1,030,728	9.9%	6,968,132	7.4%	6.76
2013	26	852,468	8.2%	7,144,619	7.6%	8.38
2014	38	1,335,323	12.9%	12,448,152	13.2%	9.32
2015	13	367,196	3.6%	2,922,844	3.1%	7.96
2016	17	853,255	8.2%	12,483,803	13.2%	14.63
2017	11	413,474	4.0%	4,591,709	4.9%	11.11
2018	9	302,861	2.9%	2,691,312	2.8%	8.89
Thereafter	62	2,535,318	24.5%	30,035,689	31.8%	11.85
Sub-total/Average	285	9,874,289	95.3%	$94,386,392	100.0%	$9.56
Vacant	20	487,111	4.7%	NA	NA	NA
Total/Average	305	10,361,400	100.0%	$94,386,392	100.0%	NA

SHOP TENANTS < 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	124	200,531	3.3%	$3,028,482	3.3%	$15.10
2010	486	1,005,544	16.8%	16,142,577	17.7%	16.05
2011	451	944,074	15.8%	17,530,310	19.2%	18.57
2012	425	911,926	15.2%	17,033,948	18.7%	18.68
2013	279	661,535	11.1%	13,738,501	15.1%	20.77
2014	230	554,782	9.3%	10,990,158	12.1%	19.81
2015	46	122,858	2.0%	2,519,866	2.8%	20.51
2016	20	74,414	1.2%	1,634,181	1.8%	21.96
2017	18	93,647	1.6%	1,936,103	2.1%	20.67
2018	17	56,969	1.0%	1,352,386	1.5%	23.74
Thereafter	51	210,303	3.5%	5,236,186	5.7%	24.90
Sub-total/Average	2,147	4,836,583	80.8%	$91,142,698	100.0%	$18.84
Vacant	616	1,147,213	19.2%	NA	NA	NA
Total/Average	2,763	5,983,796	100.0%	$91,142,698	100.0%	NA

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

Insurance

Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease. We believe that our properties are covered by adequate liability, property, flood and environmental, and where necessary, hurricane and windstorm insurance coverages which are all provided by reputable companies. However, most of our insurance policies contain deductible or self-retention provisions requiring us to share some of any resulting losses. In addition, most all of our policies contain limits beyond which we have no coverage.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol “EQY.” On February 11, 2010, we had 1,424 stockholders of record representing 11,688 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the cash dividends declared by us:

	High	Low	Dividends Declared
First Quarter, 2009	$17.88	$9.06	$0.30
Second Quarter, 2009	$17.25	$11.80	$0.30
Third Quarter, 2009	$17.04	$12.13	$0.30
Fourth Quarter, 2009	$16.87	$14.12	$0.22

First Quarter, 2008	$24.79	$20.11	$0.30
Second Quarter, 2008	$26.69	$20.26	$0.30
Third Quarter, 2008	$25.08	$18.81	$0.30
Fourth Quarter, 2008	$20.68	$9.58	$0.30

Dividends paid during 2009 and 2008 totaled $94.0 million and $89.6 million, respectively. Future declarations of dividends will be made at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Code.

The IRS has issued rules permitting publically traded REITs to pay “elective stock dividends” through 2011. We have elected not to pay elective stock dividends and do not foresee utilizing this program in the future.  However, if market and financial conditions warrant, we may consider elective stock dividends.

Performance Graph

The following graph compares the cumulative total return of our common stock with the Russell 2000 Index, the NAREIT All Equity Index and SNL Shopping Center REITs, an index of approximately 20 publicly-traded REITS that primarily own and operate shopping centers, each as provided by SNL Securities L.C., from December 31, 2004 until December 31, 2009.  The SNL Shopping Center REIT index is compiled by SNL Securities L.C. and includes our common stock and securities of many of our competitors.  The graph assumes that $100 was invested on December 31, 2004 in our common stock, the Russell 2000 Index, the NAREIT All Equity REIT Index and SNL Shopping Center REITs, and that all dividends were reinvested.  The lines represent semi-annual index levels derived from compounded daily returns.  The indices are re-weighted daily, using the market capitalization on the previous tracked day.  If the semi-annual interval is not a trading day, the preceding trading day is used.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Equity One, Inc.

Total Return Performance
225
200
175
150
125
100
75
50
Index Value
Equity One, Inc.
Russell 2000
NAREIT All Equity REIT Index
SNL REIT Retail Shopping Ctr
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Equity One, Inc.	100.00	102.57	130.25	117.96	96.17	94.95
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
NAREIT All Equity REIT Index	100.00	112.16	151.49	127.72	79.53	101.79
SNL REIT Retail Shopping Ctr	100.00	109.12	146.88	120.93	72.81	71.87

Issuer Purchases Of Equity Securities

No equity securities were purchased by us during the fourth quarter of 2009.

Equity Compensation Plan Information

Information regarding equity compensation plans is presented in Item 13 of this annual report and incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2009. The balance sheet data at December 31, 2009 and 2008, and the statement of operations data for the years ended December 31, 2009, 2008 and 2007, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K.

		Years Ended December 31,
	2009	2008	2007	2006	2005
		(in thousands other than per share, percentage and ratio data)
Statement of Operations Data: (1)
Total revenue	$271,390	$237,449	$244,462	$223,542	$201,537
Property operating expenses	78,078	64,198	62,837	64,213	50,995
Rental property depreciation and amortization	62,131	45,438	45,901	40,136	33,327
General and administrative expenses	38,835	31,957	27,925	26,892	17,277
Total operating expenses	179,044	141,593	136,663	131,241	101,599
Interest expense	(73,450)	(60,851)	(66,520)	(53,732)	(47,050)
Amortization of deferred financing fees	(1,520)	(1,629)	(1,678)	(1,484)	(1,448)
Gain on acquisition of controlling interest in subsidiary	27,501	-	-	-	-
Other income, net	11,570	32,837	9,253	16,460	7,623
Gain on extinguishment of debt	12,345	6,473	-	161	-
Impairment loss	(369)	(37,497)	(430)	-	-
Benefit (provision) for income taxes	5,017	(1,015)	272	-	-
Income from continuing operations	$73,440	$34,174	$48,696	$53,706	$59,063
Net income	$81,375	$35,008	$69,385	$176,955	$92,741

Basic earnings per share:
Income from continuing operations	$0.91	$0.46	$0.66	$0.73	$0.80
Net income	$1.00	$0.47	$0.94	$2.40	$1.26
Diluted earnings per share:
Income from continuing operations	$0.89	$0.46	$0.66	$0.72	$0.79
Net income	$0.99	$0.47	$0.94	$2.38	$1.24

Balance Sheet Data:
Total rental properties, net of accumulated depreciation	$2,193,259	$1,704,362	$1,875,342	$1,752,018	$1,896,505
Total assets	2,452,320	2,036,263	2,174,384	2,069,775	2,059,881
Mortgage notes payable	551,647	371,077	397,112	391,647	446,925
Total liabilities	1,363,618	1,125,776	1,257,463	1,143,108	1,085,727
Redeemable noncontrolling interest (2)	989	989	989	989	989
Shareholders’ equity (2)	1,064,535	909,498	915,932	925,678	973,718

Other Data:
Funds from operations(2)(3)	$142,983	$60,377	$98,297	$110,105	$124,726
Cash flows from:
Operating activities(2)	96,294	86,519	106,904	94,437	117,004
Investing activities	(8,287)	51,306	(104,602)	114,813	(82,371)
Financing activities(2)	(47,249)	(133,783)	(989)	(209,352)	(39,653)
GLA (square feet) at end of period	19,456	16,417	17,548	18,353	19,699
Occupancy of core shopping center portfolio at end of period	90.0%	92.1%	93.2%	95.0%	93.0%
Dividends declared per share	$1.12	$1.20	$1.20	$2.20	$1.17

(1)	Reclassified to reflect the reporting of discontinued operations.

(2)	Amounts have been reclassified to conform to the 2009 presentation.

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

The following table illustrates the calculation of FFO for each of the five years in the period ended December 31, 2009:

		Year Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands)
Net income attributable to Equity One	$83,817	$35,008	$69,385	$176,955	$92,741
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	56,057	45,586	47,514	44,791	43,445
Loss on sale of fixed assets	-	-	283	-	-
(Gain) loss on disposal of depreciable real estate	1,673	(21,027)	(18,885)	(112,995)	(11,460)
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,436	810	-	1,354	-
Funds from operations	$142,983	$60,377	$98,297	$110,105	$124,726

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

		Year Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands)
Earnings per diluted share attributable to Equity One	$0.99	$0.47	$0.94	$2.38	$1.24
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.67	0.62	0.65	0.60	0.58
Loss (gain) on disposal of depreciable real estate	0.02	(0.28)	(0.26)	(1.52)	(0.15)
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.02	0.01	-	0.02	-
Net adjustment for unvested shares and noncontrolling interest	0.01	(0.01)	0.01	-	-
Funds from operations per diluted share	$1.71	$0.81	$1.34	$1.48	$1.67

ITEM7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in “Item 8. Financial Statements and Supplementary Data” of this annual report.

Overview

As of December 31, 2009, our consolidated property portfolio comprised 182 properties, including 168 shopping centers consisting of approximately 19.0 million square feet of gross leasable area, or GLA, three development or redevelopment properties, six non-retail properties and five land parcels. Included in our consolidated portfolio for the year ended December 31, 2009 are 21 shopping centers consisting of approximately 2.6 million square feet of GLA owned by DIM, in which we acquired a controlling stake in January 2009. As of December 31, 2009, the DIM properties were 92.1% leased. As of December 31, 2009, our core portfolio, which does not include the DIM properties, was 90.0% leased and included national, regional and local tenants.

In addition, we currently own a 10% interest in the joint venture with GRI, which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA as of December 31, 2009.  The properties owned by our joint venture with GRI were 93.4% leased as of December 31, 2009.  We also own a 20% interest in the DRA joint venture which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of December 31, 2009.  In total, the properties owned by our joint venture with DRA were 67.7% leased as of December 31, 2009.

In connection with our January 2009 acquisition of a controlling stake in DIM, we increased our voting control to approximately 74.6% of DIM’s outstanding ordinary shares and acquired net assets of $114.8 million, subject to a noncontrolling interest of $25.8 million, resulting in a bargain gain of $27.5 million.  The results of DIM’s operations have been included in our financial statements from the acquisition date for the year ended December 31, 2009. A pro forma consolidated statement of operations has not been presented because it is impracticable to prepare such information.  Please refer to Note 4 in the accompanying audited condensed consolidated Financial Statements for a complete description of the transaction and for additional detail on the accounting for this transaction.

During 2009, our business continued to feel the effects of the challenging economic environment and the turmoil in the U.S. credit and retail markets. Buyers and sellers of real estate assets continued to operate in a market that made completing transactions more difficult. Although there was an improvement in the capital and credit markets in the latter half of 2009, the persistence of a consumer-led economic slowdown continues to affect most retailers, and led to lower new and renewal rents, higher bad debt expense and higher vacancies at  our properties.   We believe that our portfolio concentration of grocery and drug store anchored neighborhood shopping centers will mitigate the effects of the economy’s negative impact, although we may still suffer significant, negative implications. For instance, occupancy in our core portfolio fell from 92.1% at December 31, 2008 to 90.0% at December 31, 2009.  In addition, our same-property net operating income declined 3.0% in 2009.  While the equity and secured and unsecured debt markets improved  in the latter half of 2009, there remains a concern over the availability of capital, credit spreads and the more restrictive covenants and other credit terms being demanded by investors.

Operating Strategies.  We derive substantially all of our revenue from tenants under existing leases at our properties. Due to the difficult leasing environment in 2009, our operating strategy centered on maintaining occupancy. In 2009, this strategy resulted in:

•	41 additional new leases totaling 141,340 square feet at an average rental rate of $13.76 per square foot as compared to $14.93 per square foot in 2008, on a same site basis;

•	a decrease in economic occupancy for our core shopping center portfolio to 90.0% in 2009 from 92.1% in 2008; and

•	a decrease in the average rental rate of 5.4% to $12.12 per square foot on 92 lease renewals aggregating approximately 288,317 square feet.

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

Investment Strategies.  Our investment strategy is to deploy capital in projects that generate attractive, risk-adjusted returns and, at the same time, to sell assets that no longer meet our investment criteria.  In 2009, this strategy resulted in:

•	the sale of ten outparcels and one operating property for aggregate sale proceeds of $16.5 million resulting in gains on sale of $7.1 million;

•	the acquisition of a controlling interest in DIM on January 14, 2009;

•	proceeds from investment activity and maturity in short-term debt securities of $133.3 million;

•	a gain of $6.3 million from our investment in Ramco-Gershonson Properties Trust, or Ramco;

•	the completion of three development projects for approximately $36.9 million;

•	the acquisition of Westbury Plaza, an approximately 398,600 square foot shopping center in Garden City, NY, anchored by Walmart and Costco, for a purchase price of approximately $103.7 million; and

•
the acquisition  of  a 21.85 acre development site in Hempstead, NY, at a sales price of $24.5 million, without consideration of liabilities assumed, which we expect to develop into a neighborhood shopping center.

Capital Strategy. Our business during 2009 was financed using our revolving lines of credit, proceeds from the sale of properties and various other activities converted throughout the year including:

•	the issuance of $250.0 million in senior unsecured notes at a fixed interest rate of 6.25% maturing on December 15, 2014;

•	the sale of approximately 9.1 million shares of our common stock in an underwritten public offering and concurrent private placement;

•	the repayment of approximately $66.4 million in secured mortgages, including a $51.0 million loan secured by Carolina Pavilion;

•	the repayment of $35.5 million on our credit line which was outstanding at December 31, 2008;

•
the repayment of the remaining $171.6 million outstanding principal amount of our 3.875% unsecured senior notes and the settlement of a $100.0 million variable interest rate swap contract related to this debt for proceeds of approximately $868,000; and

•
the early retirement of approximately $44.2 million of our outstanding unsecured senior notes with varying maturities, generating a gain on the early extinguishment of debt of approximately $12.4 million.

At December 31, 2009, there were no outstanding balances on our lines of credit which had $242.0 million of maximum availability subject to covenants that may restrict our use of additional borrowings.

2010 Outlook.  The current downturn in the economy will continue to affect our business in 2010.  Decreases in retail sales will likely continue to adversely affect many of our tenants, particularly those tenants that sell goods or provide services that tend to be more discretionary in nature.  As a result, more tenants may no longer be able to afford their current rents and may request rent adjustments and abatements, while other tenants may not be able to continue in business at all.  We have observed that small shop tenants (those occupying less than 10,000 square feet) have been particularly vulnerable during the current recession as they have faced both declining sales and reduced access to capital. To the extent that either or both of these conditions persist in 2010, we would expect small shop leasing to continue to be very challenging.  We respond to these challenges by undertaking intensive leasing efforts, negotiating reductions in certain recoverable expenses from our vendors, and making case-by-case assessments of rent relief based on the financial and operating strength of our tenants.  We believe the fact that 70.2% of our centers are supermarket-anchored serves as a competitive advantage because supermarket sales have not been as affected as the sales of many other classes of retailers, and our supermarkets continue to draw traffic to these centers.

While the credit markets have improved substantially since early 2009, our financing activities during 2010 could include the early repayment of mortgages, additions to our credit line, debt and/or equity offerings or creation of joint ventures with institutional partners.  While we ended 2009 with sufficient cash and availability under our existing unsecured revolving lines of credit, our ability to raise new capital at an attractive price through the issuance of debt and equity securities, the placement of mortgage financings, or the sale of assets will determine our capacity to invest in a manner that provides growing returns for our stockholders.  We expect to continue to market outparcels for sale in 2010. We also expect to market other properties in which we would like to retain a continuing interest to potential institutional joint venture partners.  In February 2010, we exercised an accordion feature under our line to increase the total commitment by $45.0 million to $272.0 million with the addition of two financial institutions which provided commitments under that facility.

The acquisition and disposition market for neighborhood shopping centers was highly fragmented during 2009. Lower quality assets suffered significant valuation declines while high quality assets were much more insulated from massive revaluation trends.   The actual trading activity of high quality assets in the supply constrained markets on which we focus was much lower than we expected. Notwithstanding the overall trend, we were able to acquire Westbury Plaza, a 398,600 square foot shopping center in Garden City, NY, in the fourth quarter of 2009. Based on estimated fair market value, this was our largest asset at December 31, 2009. While we were selective in our acquisition and development activity during 2009, we believe we are positioned to take advantage of acquisition   opportunities that we believe will be more prevalent in 2010 as other owners and managers seek exit strategies and are faced with liquidity events.  We continue to acquire the ordinary shares in DIM, with 766,573 DIM ordinary shares acquired on February 19, 2010 in exchange for 536,601 shares of our common stock under the stock exchange agreement we entered into in January 2009 with Homburg Investment Inc. Additionally, on February 17, 2010, we jointly announced with DIM that we are making a recommended cash offer for the approximately 2.1 million outstanding DIM ordinary shares that we do not already own at an offer price of $7.30 per share, subject to customary conditions precedent. We cannot predict how many ordinary shares will be tendered or whether the offer will be consummated.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to as GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using our best judgment, after considering past and current events and economic conditions. In addition, certain information relied upon by us in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in “Item 1A. Risk Factors” in this annual report. We consider an accounting estimate to be critical if changes in the estimate or accrual results could have a material impact on our consolidated results of operations or financial condition.

Initial Adoption of Accounting Policies.  During 2009, we adopted two new accounting pronouncements that affect the basis of presentation in our financial statements.  The two statements and their effect are as follows:

On January 1, 2009, we adopted the provisions required by the Consolidations Topic of the Financial Accounting Standards Board ASC (the “FASB ASC”). The provisions establish accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary.  The provisions are being applied prospectively, except for the provisions related to the presentation of noncontrolling interests in the statement of stockholders’ equity. As of both December 31, 2009 and December 31, 2008, noncontrolling interests of $989,000 have been classified as a component of equity in the consolidated balance sheets. For the year ended December 31, 2009, net loss attributable to noncontrolling interests of $2.4 million is included in net income. Earnings per share has not been affected as a result of the adoption of this provision.

On January 1, 2009, we adopted the two-class method requirement of the Earnings Per Share Topic of the FASB ASC.  The provisions of that Topic require that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents (such as shares of restricted stock granted by us) be considered participating securities. Because the awards are participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”).

The retrospective application of the provisions did not cause a material change in any prior-period earnings per share amounts previously reported or on the year ended December 31, 2009.

The most significant accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

Revenue Recognition and Accounts Receivable. Leases with tenants are classified as operating leases. Generally, our leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space and that space is deemed substantially complete through the term of the related lease, net of valuation adjustments, based on our assessment of credit, collection and other business risk. We make estimates of the collectability of our accounts receivable using the specific identification method related to base rents, straight-line rents, expense reimbursements and other revenue or income taking into account our experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness and remaining lease terms. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. The extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the deferral of a portion of straight-line rental income until the collection of such income is reasonably assured. These estimates have a direct impact on our earnings.

Recognition of Gains from the Sales of Real Estate. We account for profit recognition on sales of real estate in accordance with the Property, Plant and Equipment Topic of the FASB ASC. Profits from sales of real estate will not be recognized under the full accrual method by us unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) we have transferred to the buyer the usual risks and rewards of ownership; and (iv) we do not have significant continuing involvement with the property. Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest.

Acquisition of DIM.  On January 1, 2009, we  adopted the provisions required by the Business Combinations Topic of the FASB ASC which establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  On January 9, 2009, we entered into a Stock Exchange Agreement with an unrelated party, under which we acquired, on January 14, 2009, 1,237,676 ordinary shares of DIM Vastgoed N.V. in exchange for 866,373 shares of our common stock. Also on January 9, 2009, we entered into a voting rights agreement with the same unrelated party covering an additional 766,573 ordinary shares. The Exchange Agreement also provided for the contingent acquisition of the ordinary voting shares subject to the voting agreement, which acquisition was completed in February 2010 in exchange for 536,601 shares of our common stock. During January 2009, we also purchased an additional 105,461 ordinary shares on the open market. As of December 31, 2009, we owned 65.3 % of DIM’s outstanding ordinary shares and had control over another 9.4% resulting in voting control of over 74.7% of DIM’s outstanding voting ordinary shares. As such, management determined that we had effectively gained control of DIM and as such applied the provisions of the Business Combinations Topic of the FASB ASC in connection with this acquisition.

The process of identifying and measuring (i) all assets acquired and liabilities assumed, (ii) the value of contingent consideration to be paid for the 766,573 ordinary shares to be acquired, and (iii) the value of non-controlling interest of DIM required extensive judgment.  For a detailed explanation and disclosure on the methods used in valuing the consideration provided, the net assets acquired, and the bargain purchase gain recorded, refer to Note 4 of the Notes to the Consolidated Financial Statements.

Real Estate Acquisitions. Upon the acquisition of operating real estate properties (including those acquired as part of the DIM acquisition noted above), we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases and lease origination costs), and assumed debt in accordance with the Business Combinations Topic of the FASB ASC. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities based on their estimated fair value. We evaluate the useful life of each amortizable intangible asset in each reporting period and account for any changes in such estimated useful life over the revised remaining useful life.

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

Properties also include construction in progress and land held for development.  These properties are carried at cost and no depreciation is recorded.  Properties undergoing significant renovations and improvements are considered under development.  All direct and indirect costs related to development activities are capitalized into properties in construction in progress and land held for development on our consolidated balance sheet.  Costs incurred include predevelopment expenditures directly related to a specific project including development and construction costs, interest, insurance and real estate tax expense.  Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property.  The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one year from substantial completion of major construction activity.  If we determine that a project is no longer probable all predevelopment project costs are immediately expensed. Similar costs related to properties not under development are expensed as incurred.

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

Investments in Unconsolidated Joint Ventures. We strategically invest in unconsolidated entities that own, manage, acquire, develop and redevelop operating properties. Generally, we serve as the asset and property manager for properties in our joint ventures and conduct the business of these entities in a manner similar to that used for our wholly-owned properties; therefore significant accounting policies described in this report are also applicable to our unconsolidated joint venture partnerships. Our partners generally are financial or other strategic partners. Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary, as defined under the Consolidations Topic of the FASB ASC, since we have a significant, but less than controlling, interest in the entities. We record our investments in and advances to these entities in our consolidated balance sheets as “Investment and advances in real estate joint ventures” and our pro-rata share of the entities’ earnings or losses are included in our consolidated statements of operations as “Equity in income in unconsolidated joint ventures,” as described in Note 12 of the notes to our consolidated financial statements.

Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity. Factors considered in determining whether we have significant influence rather than control, include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and the extent of our continuing involvement.

We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with the Investments-Equity Method and Joint Ventures Topic of the FASB ASC. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.

Additionally, we consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include age of the venture, intent and ability for us to retain our investment in the entity, financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment charge is recorded.

Securities. We have investments that consist primarily of equity securities. These equity investments are classified as available-for-sale and recorded at fair value based on current market prices. Changes in the fair value of these equity investments are included in accumulated other comprehensive income (loss) unless a decrease in fair value is deemed to be other than temporary.

Goodwill.  Goodwill has been recorded to reflect the excess of cost over the fair value of net assets acquired in various business acquisitions.  We are required to perform annual, or more frequently in certain circumstances, impairment tests of our goodwill.  We have elected to test for goodwill impairment in November of each year.  The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation.  The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill.  If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of each reporting unit’s (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities.  Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.  For the year ended December 31, 2009, $369,000 of goodwill impairment was recognized.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled approximately $11.5 million at December 31, 2009.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in our relationships with significant tenants.

Share Based Compensation and Incentive Awards. We recognize all share-based awards to employees, including grants of stock options, in our financial statements based on fair values.  Because there is no observable market for our options, management must make critical estimates in determining the fair value at the grant date.  Variations in the assumptions will have a direct impact on our net income.  Critical estimates in determining the fair value at the grant date include: expected volatility, expected dividend yield, risk-free interest rate, involuntary conversion due to change in control and expected exercise history of similar grants.

Income tax.  Although we may qualify for REIT status for federal income tax purposes, we may be subject to state income or franchise taxes in certain states in which some of our properties are located. In addition, taxable income from non-REIT activities managed through our taxable REIT subsidiaries, or TRS, are subject to federal, state and local income taxes.  Income taxes attributable to DIM and our TRS are accounted for under the asset and liability method as required under the Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the taxable entities assets and liabilities and for operating loss and tax credit carry-forwards.  The taxable entities estimate income taxes in each of the jurisdictions in which they operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. In the case where we determine that the full amount of a tax asset will be realized, a reversal of a valuation is appropriate. For the year ended December 31, 2009, we recorded a reversal of a tax valuation allowance of $1.6 million.

Discontinued Operations. The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that we can meet the criteria under the Property, Plant and Equipment Topic of the FASB ASC prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC. Prior to sale, we evaluate the extent of involvement with, and the significance to us of cash flows from a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but in which we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of the Property, Plant and Equipment Topic of the FASB ASC only properties sold, or to be sold, to unrelated third parties where we will have no significant continuing involvement or significant cash flows are classified as discontinued.

Recent Accounting Pronouncements

See Note 2 to our audited consolidated financial statements for a description of new accounting pronouncements, which is incorporated herein by reference.

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

Our primary cash expenses consist of our property operating expenses, which include real estate taxes, repairs and maintenance, management expenses, insurance, utilities and other expenses; general and administrative expenses, which include payroll, office expenses, professional fees and other administrative expenses; and interest expense, primarily on mortgage debt, unsecured senior debt and revolving credit facilities. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties, stock-based compensation and impairment charges.  We also capitalize certain expenses, such as taxes and interest related to properties under development or redevelopment, until the property is ready for its intended use.

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following summarizes certain line items from our audited consolidated statements of operations which we think are important in understanding our operations and/or those items which have significantly changed in 2009 compared to 2008:

	For the year ended December 31,
	2009	2008
	(in thousands)
Total rental revenue	$271,390	$237,449
Property operating expenses	78,078	64,198
Rental property depreciation and amortization	62,131	45,438
General and administrative expenses	38,835	31,957
Investment income	10,155	10,220
Equity in (loss) income in unconsolidated joint ventures	(88)	108
Other income	1,503	967
Gain on acquisition of controlling interest in subsidiary	27,501	-
Interest expense	73,450	60,851
Gain on sale of real estate	-	21,542
Gain on extinguishment of debt	12,345	6,473
Impairment loss	369	37,497
Benefit (provision) for income taxes	5,017	(1,015)
Income from discontinued operations	7,935	834
Net income	81,375	35,008

Included in the following discussion of results of operations are the results of DIM which have been consolidated with our results of operations for the year ended December 31, 2009 but not for the comparable 2008 period. For additional details on the consolidation of DIM and the effect on our financial reporting, see the Notes to the consolidated financial statements included in this report.

Total revenue increased by $33.9 million, or 14.3%, to $271.4 million in 2009, from $237.4 million in 2008.  The increase is primarily attributable to the following:

•	an increase of approximately $40.8 million attributable to the 21 DIM properties which were consolidated beginning in January 2009;

•	an increase of approximately $2.8 million related to the completion of various development or redevelopment projects;

•	an increase of $2.6 million associated with the acquisition of Westbury Plaza in the fourth quarter of 2009;

•
a decrease of approximately $7.6 million attributable to the sale of nine income-producing properties to our joint venture with GRI which occurred during 2008 and the results of operations of which properties are partially included in 2008 but not in 2009 ;

•	a decrease of approximately $3.1 million in lower revenue due to lower occupancy and the impact of rent concessions and abatements;

•	a decrease of approximately $1.3 million related to a settlement fee received in 2008 in connection with a tenant’s bankruptcy; and

•	a decrease of approximately $100,000 associated with management, leasing and asset management services provided to our joint ventures.

Property operating expenses increased by $13.9 million, or 21.6%, to $78.1 million in 2009 from $64.2 million in 2008.  The increase primarily consists of the following:

•	an increase of approximately $10.9 million related to the DIM properties;

•	an increase of approximately $3.3 million in property operating costs partly due to higher bad debt expense, insurance expense, common area maintenance expense and tenant related legal expense;

•	an increase of approximately $1.1 million related to the completion of various development or redevelopment properties;

•	an increase of approximately $900,000 attributable to the acquisition of Westbury Plaza in the fourth quarter of 2009; and

•	a decrease of approximately $2.2 million associated with the sale of nine of our income-producing properties to the GRI Venture.

Rental property depreciation and amortization increased by $16.7 million, or 36.7%, to $62.1 million for 2009 from $45.4 million in 2008. The increase in 2009 was primarily related to the following activity:

•	an increase of approximately $17.7 million related to the DIM properties;

•	an increase of $1.7 million related to the completion of various development or redevelopment projects and the purchase of Westbury Plaza;

•	a decrease of approximately $1.6 million attributable to the sale of nine of our income producing properties to the joint venture with GRI which were partially included in the 2008 results; and

•	a decrease of approximately $1.0 million related to accelerated depreciation which was recognized in 2008 due to tenant vacancies; there was no comparable accelerated depreciation expense in 2009.

General and administrative expenses increased by $6.9 million, or 21.5%, to $38.8 million for 2009 from $32.0 million in 2008.  The increase is mainly attributable to:

•
an increase of $3.4 million associated with severance and severance related costs associated with the termination of employment of two senior executives initiated as part of our management streamlining and cost management program during the first quarter of 2009;

•
an increase of $3.2 million in administrative costs associated with DIM’s ongoing operations that were incurred by DIM’s in place management company, which include legal, accounting services and other costs, as well as approximately $800,000 in transaction related costs attributable to potential equity transactions that DIM considered in 2009, none of which costs were included in 2008 general and administrative expenses;

•
an increase of approximately $1.3 million in compensation and employment-related expenses related to our leasing efforts and increased compensation expenses related to an increased headcount in our asset management and acquisitions departments;

•	a net decrease of $800,000 incurred by our corporate office related to lower training and consulting services including lower legal and advisory fees; and

•	a decrease of approximately $340,000 in pre-development costs that were expensed in 2008 related to non-viable projects.

Investment income decreased by $70,000, or 0.6%, to $10.2 million for 2009 as compared to 2008. The slight decrease is mainly attributable to:

•	a decrease of approximately $5.9 million related to dividend income paid by DIM in 2008, which was not paid in 2009;

•	a decrease of approximately $1.4 million of interest income in 2009 following the sale or maturity of short-term debt investments in 2008 and early 2009;

•	an increase of $6.3 million related to the sale of our investment in Ramco; and

•	an increase of approximately $900,000 in dividends received on various equity investments , including Ramco, held during 2009.;

Equity in the loss in unconsolidated joint ventures was $88,000 for 2009 based on our pro rata shares of our joint ventures’ operating losses as compared to approximately $108,000 of our share of income in 2008.  The decrease was attributable to higher losses for one of our joint ventures for the year ended 2009 as compared to 2008.

Other income increased by $536,000, or 55.4%, to $1.5 million in 2009 from $967,000 in 2008.  The increase is attributable to a $1.1 million casualty settlement recognized in 2009 and related to property damage, while the 2008 other income consisted of income of approximately $593,000 related to the execution of an easement agreement in settlement of a condemnation proceeding at one of our properties.

Interest expense increased by $12.6 million, or 20.7%, to $73.5 million in 2009 as compared to $60.9 million for 2008.  The increase is primarily attributable to the following:

•	an increase of approximately $18.5 million related to the consolidation of DIM’s mortgage interest expense;

•	an increase of approximately $1.1 million attributable to higher average balances outstanding on our lines of credit;

•	a decrease of approximately $8.4 million of interest expense as a result of a lower average principal amount of unsecured senior notes outstanding in 2009; and

•	a decrease in the amount of interest capitalized, leading to higher net interest expense of $1.5 million, due to fewer projects being under construction in 2009 as compared to 2008.

There was no gain on sale of real estate in 2009 as compared to a gain of $21.5 million in 2008. The gain in 2008 was primarily attributable to the sale of nine properties to the GRI Venture, which is not included in discontinued operations due to the continuing involvement we have with that venture.

During 2009, we repurchased and canceled approximately $44.2 million principal amount of our senior unsecured notes and recognized a net gain on early extinguishment of debt of approximately $12.4 million.  In 2008, we repurchased and canceled approximately $88.0 million principal amount of our senior unsecured notes and recognized a net gain on early extinguishment of debt of approximately $6.4 million.

The gain on acquisition of controlling interest of approximately $27.5 million was generated from our acquisition of a controlling interest in DIM. The total gain consists of approximately $39.6 million, representing the net value of DIM assets acquired in excess of our cost basis, less approximately $12.1 million of revaluation loss of our previously recorded cost of investments in DIM.

Impairment loss for 2009 was $370,000 as compared to $37.5 million for 2008. The 2009 impairment loss consisted of goodwill associated with several  of our income producing properties and the 2008 impairment consisted of  $32.8 million of impairment loss related to our DIM investment, $3.7 million of impairment loss associated with two redevelopment projects that were terminated, $532,000 of impairment loss related to goodwill associated with several of our income producing properties and a $380,000 impairment loss related to our preferred stock investment in another REIT.

For 2009, our discontinued operations resulted in a net gain of $7.9 million compared to a net gain of $834,000 in 2008. In 2009, we sold ten outparcels and one operating property for a net gain of $7.1 million and generated $800,000 in net operating income related to discontinued operations.  During 2008, we had a net gain of $1.4 million in net operating income related to discontinued operations.

Our benefit for income taxes was $5.0 million for 2009, compared to a provision for income tax of $1.0 million in 2008.  The 2009 benefit was attributable to a tax benefit associated with DIM of $3.5 million and $1.6 million associated with the reversal of a valuation allowance no longer required for deferred tax assets of our TRS. The 2009 valuation allowance adjustment was based on management’s updated analysis and assessment of the recoverability of deferred tax assets considering prudent and feasible tax planning strategies that could be implemented. The provision for income tax in 2008 of $1.6 million was related to the establishment of the valuation allowance noted above.

As a result of the foregoing, net income increased by $46.4 million, or 132%, to $81.4 million for 2009 from $35.0 million in 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following summarizes items from our audited consolidated statements of operations that we think are important in understanding our operations and/or those items which significantly changed in 2008 as compared to 2007:

	For the year ended December 31,
	2008	2007
	(in thousands)
Total rental revenue	$237,449	$244,462
Property operating expenses	64,198	62,837
Rental property depreciation and amortization	45,438	45,901
General and administrative expenses	31,957	27,925
Investment income	10,220	7,208
Equity in income in unconsolidated joint ventures	108	-
Other income	967	310
Interest expense	60,851	66,520
Gain on sale of real estate	21,542	2,018
Gain on extinguishment of debt	6,473	-
Impairment loss	37,497	430
(Provision) benefit for income taxes	(1,015)	272
Income from discontinued operations	834	20,689
Net income	35,008	69,385

Total revenue decreased by $7.0 million, or 2.9%, to $237.4 million in 2008 from $244.5 million in 2007. The decrease was mostly composed of the following:

•
a decrease of approximately $10.8 million attributable to the sale of nine income producing properties to the GRI Venture, revenue from which was included fully in 2007 results and partially included in 2008 results through the date of sale;

•	a decrease of approximately $200,000 in non-retail property income;

•	an increase of $1.5 million associated with properties acquired in 2007;

•	an increase of approximately $1.3 million related to a settlement fee received in connection with a tenant’s bankruptcy;

•
an increase of approximately $800,000 related to the completion of various development or redevelopment projects, partly offset by a decrease of $300,000 for development or redevelopment projects under construction; and

•	an increase of approximately $600,000 associated with management, leasing and asset management services provided to our joint ventures.

Property operating expenses increased by $1.4 million, or 2.2%, to $64.2 million for 2008 from $62.8 million in 2007.  The increase in 2008 is largely a result of the following activity:

•
an increase of approximately $3.8 million in property operating costs partly due to higher real estate tax expense, common area maintenance expense, bad debt expense, partially offset by lower insurance expense;

•	an increase of approximately $300,000 related to properties acquired in 2007;

•	an increase of approximately $150,000 related to the completion of various development or redevelopment projects; and

•	a decrease of approximately $2.9 million associated with the sale of nine income producing properties to the GRI Venture.

Rental property depreciation and amortization decreased by $460,000, or 1.0%, to $45.4 million for 2008 from $45.9 million in 2007. The decrease is primarily attributable to the following:

•	a decrease of approximately $2.1 million related to the sale of nine income producing properties to our joint venture with GRI;

•	a decrease of approximately $100,000 in non-retail properties;

•	an increase of approximately $1.3 million related to amortization of tenant improvements and leasing commissions;

•	an increase of approximately $300,000 related to properties acquired in 2007; and

•	the completion of various development or redevelopment projects that increased depreciation and amortization by $200,000.

General and administrative expenses increased by approximately $4.1 million, or 14.4%, to $32.0 million for 2008 from $27.9 million in 2007. The increase resulted primarily from:

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

Investment income increased by $3.0 million in 2008, or 41.8%, to approximately $10.2 million in 2008 from approximately $7.2 million in 2007. The increase relates primarily to interest income associated with our short-term bond investments.

Equity in income in unconsolidated joint ventures was $108,000 for 2008 based on our pro rata share of our joint ventures’ operating gains and losses. 2007 had no similar activity.

Other income increased by $657,000 in 2008 compared to 2007. The increase primarily relates to the receipt of income of approximately $600,000 following the execution of an easement agreement in settlement of a condemnation proceeding at one of our properties and the receipt of a $200,000 earnest money deposit following the termination of a land sale contract offset by $100,000 of lower related-party revenue.

Interest expense decreased by $5.7 million, or 8.5%, to approximately $60.8 million in 2008 as compared to approximately $66.5 million for 2007. The decrease is primarily attributable to the following:

•	a decrease of approximately $2.1 million attributable to reduced usage of our lines of credit;

•	a decrease of approximately $1.2 million in mortgage interest expense resulting from the sale of properties to our joint venture with GRI during 2008;

•
a decrease of approximately $2.1 million related to the payoff of certain mortgages and principal amortization offset by an increase of approximately $900,000 in mortgage interest related to additional mortgage indebtedness;

•
an increase of approximately $1.9 million of interest incurred related to higher average unsecured senior notes outstanding in 2008, offset by a decrease of $1.7 million related to our interest rate swap contract associated with our senior notes and a decrease of approximately $1.6 million related to the write off of interest rate contracts due to the early extinguishment of our debt; and

•	an increase of $200,000 of interest expense related to lower capitalized interest for development or redevelopment projects.

Gain on sale of real estate was approximately $21.5 million in 2008 as compared to approximately $2.0 million in 2007. The gain was primarily attributable to the sale of nine properties to our GRI joint venture, which is not included in discontinued operations due to the continuing involvement we have with that joint venture.

During 2008, we repurchased and canceled approximately $88.0 million principal amount of our senior unsecured notes and recognized a net gain on early extinguishment of debt of approximately $6.4 million, coupled with $200,000 gain from early extinguishment of mortgages, totaling a $6.5 million net gain for 2008. There were no comparable gains in continuing operations in 2007.

Impairment loss for 2008 was approximately $37.5 million as compared to approximately $430,000 for 2007. The increase is primarily attributable to the following:

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

For further information regarding our impairment loss, see Note 8, Securities, and Note 9, Impairment Loss, to our consolidated financial statements.

For 2008, our discontinued operations resulted in a net gain of approximately $834,000 compared to a net gain of approximately $20.7 million in 2007. In 2008, we sold one income producing property for a loss of $557,000 offset by $1.4 million generated in net operating income related to discontinued operations. During 2007, we had a net gain of $19.4 million and $1.3 million on disposal of income producing property in net operating income related to discontinued operations.

Our provision for income taxes was approximately $1.0 million for 2008, compared to a benefit of approximately $300,000 in 2007. This change was primarily attributable to our recording of a $1.2 million valuation allowance associated with a deferred tax asset of one of our TRSs which, based on information at the time, was determined to not be realizable.

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

We had $48.0 million of cash and cash equivalents available as of December 31, 2009.  At that date, we had two revolving credit facilities with aggregate potential borrowing limits up to $242.0 million, which we can utilize to finance our operations, the acquisition of properties and other capital requirements. As of December 31, 2009, we had $235.4 million available to be drawn under those credit facilities net of $6.6 million reserved for the outstanding letters of credit and subject to covenants contained in those facilities which may otherwise limit borrowings. In February 2010, we increased the total commitments under our primary line of credit by $45.0 million to $272.0 million with the addition of two financial institutions which provided commitments under that facility.

During 2010, we have approximately $57.8 million in debt maturities in addition to normal recurring principal payments.  Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and credit facility will be used to fund our debt maturities as well as for prospective acquisitions, including the pending tender offer for the DIM ordinary shares that we do not own and our normal operating expenses.

Long-term liquidity requirements

Our long-term capital requirements consist primarily of maturities under our long-term debt, development and redevelopment costs and the costs related to growing our business, including acquisitions.  Historically, we have funded these requirements through a combination of sources which were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.  During 2009, we raised new capital from the issuance of both equity and unsecured debt. Depending on our ability to find acquisition opportunities that meet our investment objectives, we may need to raise additional capital in the form of debt and equity during 2010.

The following is a summary of our 2009 financing and investing initiatives:

•	Senior Note Repurchases. During 2009, we purchased $44.2 million of our unsecured senior notes with varying maturities and generated a gain on the early extinguishment of debt of $12.4 million.

•
Equity Offering.  On April 9, 2009, we completed a public offering and concurrent private placement of 9.1 million shares of our common stock. The offerings resulted in net cash proceeds of approximately $126.2 million to us.

•	Property Sales. We sold ten outparcels and one operating property generating sale proceeds of $16.5 million and resulting in a gain on sale of $7.1 million.

•
Unsecured Senior Notes. In April 2009, we repaid the $171.6 million principal amount left outstanding on our 3.875% unsecured senior notes and settled the $100.0 million variable interest rate swap contract related to this debt for proceeds of approximately $868,000 upon its settlement. On December 9, 2009, we issued $250 million principal amount of 6.25% senior unsecured notes that mature on December 15, 2014.

•
Investments. During 2009, we realized a gain of $6.3 million on our investment in Ramco. Additionally, during 2009, we liquidated (through sale or maturity) our other debt and equity holdings for approximately $133.3 million.

•	Secured/Other Financing. We repaid $66.4 million in mortgage debt and repaid the $35.5 million outstanding on our credit line which was outstanding at December 31, 2008.

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

	For the year ended December 31,
	2009	2008	Increase (Decrease)
	(in thousands)
Cash provided by operating activities	$96,294	$86,519	$9,775
Cash provided by (used in) investing activities	(8,287)	51,306	$(59,593)
Cash used in financing activities	(47,249)	(133,783)	$86,534
Cash and cash equivalents, end of year	47,970	5,355	$42,615

Net cash from operating activities consists primarily of net operating income from our rental properties (rental and other revenue less property operating expenses), plus fee income and investment income, less general and administrative expenses and interest expense. In addition, net cash from operating activities includes changes in working capital. In 2009, our net cash from operating activities was $96.3 million, compared to $86.6 million in 2008. The increase of $9.8 million is primarily due to an increase in property net operating income associated with our acquisition of DIM and Westbury Plaza, higher investment income offset by higher general administrative expenses and higher interest expense.

Net cash from investing activities consists primarily of property acquisitions or dispositions, costs incurred in developments, investments in or distributions from joint ventures, investments in securities, and cash held in escrow. In 2009, our net cash used in investing activities was $8.3 million. In 2008, our net cash provided by investing activities was $51.3 million. In 2009, the investing activities were primarily composed of cash generated of $152.0 million from sales of debt and equity securities offset by acquisitions of operating properties and additions to land held for development and construction in progress totaling $158.2 million.  In 2008, cash provided by investing consisted of property sales totaling $191.9 million relating to our sale to the GRI joint venture of nine properties offset by $134.7 million of our sale proceeds and cash released from escrow that was invested in short-term debt securities to prepare for the repayment of our bonds that matured in April 2009.

Net cash from financing activities consists primarily of proceeds from debt financing and the issuance of common stock, less repayment of debt and dividends paid to stockholders. In 2009, our net cash used in financing activities was approximately $47.2 million, compared to approximately $133.8 million used in 2008. The difference of $86.5 million primarily reflects higher proceeds from debt and equity offerings conducted in 2009 as compared to 2008.  In 2009, debt and equity offerings were $380.3 million as compared to $122.1 million in 2008.  This increase in cash provided by these offerings of $258.2 million was offset by higher cash used to repay borrowings and pay dividends which increased $165.1 million to $416.0 million in 2009, compared to $250.9 million in 2008.

Contractual Commitments.  The following tables provide a summary of our fixed, non-cancelable obligations as of December 31, 2009:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$99,084	13,301	23,972	27,903	33,908
Balloon payments	452,563	57,803	113,048	148,048	133,664
Total mortgage obligations	551,647	71,104	137,020	175,951	167,572

Unsecured senior notes	691,136	-	10,000	357,505	323,631
Operating leases	1,308	367	393	88	460
Construction commitments	1,784	1,784	-	-	-
Total contractual obligations	$1,245,875	$73,255	$147,413	$533,544	$491,663

The following table sets forth certain information regarding future interest obligations on outstanding debt as of December 31, 2009:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgage notes	$159,979	$33,981	$51,648	$47,607	$26,743
Unsecured senior notes	254,753	42,076	83,476	106,135	23,066
Total interest obligations	$414,732	$76,057	$135,124	$153,742	$49,809

Indebtedness. The following table sets forth certain information regarding our indebtedness as of December 31, 2009:

Property	Balance at December 31, 2009	Rate (1)	Maturity date	Balance Due at Maturity
	(in thousands)			(in thousands)
Mortgage debt
Bluff's Square	$9,461	8.740%	06/01/10	$9,401
Kirkman Shoppes	8,934	8.740%	06/01/10	8,878
Ross Plaza	6,231	8.740%	06/01/10	6,192
Boynton Plaza	6,960	8.030%	07/01/10	6,902
Pointe Royale	2,698	7.950%	07/15/10	2,502
Shops at Skylake	11,973	7.650%	08/01/10	11,644
Parkwest Crossing	4,400	8.100%	09/01/10	4,352
Spalding Village	8,261	8.190%	09/01/10	7,932
Charlotte Square	3,123	9.190%	02/01/11	2,992
Forest Village	4,140	7.270%	04/01/11	4,044
Boca Village	7,653	7.200%	05/01/11	7,466
MacLand Pointe	5,408	7.250%	05/01/11	5,268
Pine Ridge Square	6,762	7.020%	05/01/11	6,580
Sawgrass Promenade	7,653	7.200%	05/01/11	7,465
Lake Mary Centre	22,712	7.250%	11/01/11	21,973
Lake St. Charles	3,580	7.130%	11/01/11	3,461
Belfair Towne Village	9,958	7.320%	12/01/11	9,321
Marco Town Center	7,629	6.700%	01/01/12	7,150
Riverside Square	6,892	9.190%	03/01/12	6,458
Cashmere Corners	4,523	5.880%	11/01/12	4,084
Eastwood	5,390	5.880%	11/01/12	4,866
Meadows Shopping Center	5,664	5.870%	11/01/12	5,113
Lutz Lake Crossing	7,328	6.280%	01/01/13	7,012
Midpoint Center	6,200	5.770%	07/10/13	5,458
Buckhead Station	26,213	6.880%	09/01/13	23,584
Alafaya Village	3,904	5.990%	11/11/13	3,603
Summerlin Square	1,924	6.750%	02/01/14	-
South Point	7,616	5.720%	07/10/14	6,509
Bird Ludlum	5,853	7.680%	02/15/15	-
Treasure Coast Plaza	2,797	8.000%	04/01/15	-
Shoppes of Silverlakes I	1,648	7.750%	07/01/15	30
Grassland Crossing	4,825	7.870%	12/01/16	2,601
Mableton Crossing	3,478	6.850%	08/15/18	1,869
Sheridan Plaza	64,107	6.250%	10/10/18	54,754
BridgeMill	8,369	7.940%	05/05/21	3,761
Westport Plaza	4,330	7.490%	08/24/23	1,221
Chastain Square	3,232	6.500%	02/28/24	58
Daniel Village	3,533	6.500%	02/28/24	63
Douglas Commons	4,209	6.500%	02/28/24	75
Fairview Oaks	3,984	6.500%	02/28/24	71
Madison Centre	3,232	6.500%	02/28/24	58
Paulding Commons	5,487	6.500%	02/28/24	97
Siegen Village	3,570	6.500%	02/28/24	63
Wesley Chapel Crossing	2,818	6.500%	02/28/24	50
Webster Plaza	7,659	8.070%	08/15/24	2,793
Hammocks Town Center	11,833	6.950%	06/26/12	11,303
Salem Road Station	5,846	6.000%	11/11/12	5,507
Brawley Commons	6,794	6.250%	07/01/13	6,485
Keith Bridge Commons	8,753	4.800%	10/11/13	7,984
Sunrise Town Center	10,296	5.690%	04/30/14	9,343
The Vineyards at Chateau Elan	9,833	5.880%	07/11/14	8,976
Grayson Village	9,820	5.210%	01/11/15	8,791
Golden Park Village	7,341	5.250%	01/11/15	6,577
The Shops at Lake Tuscaloosa	7,139	5.450%	01/11/15	6,419

Property	Balance at December 31, 2009	Rate (1)	Maturity date	Balance Due at Maturity
	(in thousands)			(in thousands)
Eustis Village	$13,313	5.450%	05/11/15	$11,997
Freehome Village	9,889	5.150%	07/11/15	8,757
Governors Town Square	10,407	5.200%	06/01/15	9,240
Loganville Town Center	10,090	4.890%	08/11/15	8,883
Wilmington Island Shopping Center	9,560	5.050%	11/11/15	8,399
South Plaza Shopping Center	16,803	5.420%	01/11/16	14,831
Glengary Shoppes	16,801	5.750%	06/11/16	15,085
Magnolia Shoppes	14,467	6.160%	07/11/16	12,863
Dublin Village	6,787	5.780%	12/11/16	6,109
Greensboro Village Shopping Center	9,803	5.520%	02/11/17	8,525
Whitaker Square	9,751	6.320%	12/01/17	8,717

Total mortgage debt (65 loans outstanding)	$551,647	6.576%	4.68	$452,563

(1)	The rate in effect on December 31, 2009.

The weighted average interest rate of the mortgage notes payable at December 31, 2009 and 2008 was 6.58% and 7.22%, respectively, excluding the effects of the premium adjustment.

At December 31, 2009, our consolidated fixed rate mortgage debt included 20 mortgage loans related to DIM with a face value of approximately $205.3 million. In accordance with the Business Combinations Topic of the FASB ASC, we were required to record these mortgages at fair value at the date of acquisition using a current market interest rate for the acquired debt. Based on market conditions at the time of the acquisition, we determined the fair market value of these mortgages to be approximately $231.0 million as compared to a face value of approximately $262.2 million at the acquisition date, resulting in a fair market value adjustment of approximately $31.2 million that is being amortized into interest expense over the remaining lives of the mortgages. As of December 31, 2009, the weighted-average life to maturity on all of the loans acquired was 5.27 years.

Our outstanding unsecured senior notes at December 31, 2009 consisted of the following:

Unsecured senior notes payable	Balance at December 31, 2009	Rate (1)		Maturity date	Balance Due at Maturity
	(in thousands)				(in thousands)

7.84% senior notes	10,000	7.840%		01/23/12	10,000
6.25% senior notes	250,000	6.250%		12/15/14	250,000
5.375% senior notes	107,505	5.375%		10/15/15	107,505
6.00% senior notes	105,230	6.000%		09/15/16	105,230
6.25% senior notes	101,403	6.250%		01/15/17	101,403
6.00% senior notes	116,998	6.000%		09/15/17	116,998

Total unsecured senior notes payable	$691,136	6.098	%(2)	6.21(2)	$691,136

(1)	The rate in effect on December 31, 2009.
(2)	Total unsecured senior notes payable rate is calculated as the weighted average interest rate and maturity date is calculated as the weighted average maturity.

The weighted average interest rate of the unsecured senior notes at December 31, 2009 and December 31, 2008 was 6.10% and 5.66%, respectively, excluding the effects of the interest rate swap and net premium adjustment.

In December 2009, we completed a public offering of $250 million senior unsecured notes that mature on December 14, 2014.  Interest is due semi-annually on June 15 and December 15 of each year, with the first payment due on June 15, 2010.  The notes were issued at a price of $99.14 and the discount related to the offering is being amortized to interest expense over the life of the notes.

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

The following table provides a summary of our unsecured revolving lines of credit balances at December 31, 2009:

Revolving credit facilities	Balance at December 31, 2009	Rate (1)	Maturity date	Balance Due at Maturity
	(in thousands)			(in thousands)

$227 million Wells Fargo Unsecured (2)	$-	LIBOR +1.40	10/17/2011(2)	$-
$15 million City National Bank Unsecured	-	LIBOR +.80	02/10/10	-
Total revolving credit facilities	$-			$-

(1)	The weighted average rate in effect on December 31, 2009.
(2)	The facility includes an option to extend the maturity date by one year.

On October 17, 2008, we amended and restated our credit agreements with a syndicate of banks to provide for a $227.0 million unsecured revolving credit facility that replaced our existing facility that would have expired in January 2009. The amended facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $35.0 million swing line facility for short term borrowings and a $20.0 million letter of credit commitment.  In February 2010, we exercised an accordian feature under our line to increase the total commitment by $45.0 million to $272.0 million with the addition of two financial institutions who provided commitments under that facility.  The amended facility expires on October 17, 2011, with a one year extension option.  In addition, the amended facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, fixed charge coverage ratios, unencumbered properties, permitted investments and others. If a default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of December 31, 2009, we had no amounts drawn on this credit facility.

We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of December 31, 2009 and December 31, 2008. This facility also provides for the issuance of $527,000 in outstanding letters of credit. In addition, we have a $55,000 outstanding secured letter of credit with Bank of America.

As of December 31, 2009, the aggregate availability under the both credit facilities was approximately $242.0 million, net of outstanding balances and letters of credit and subject to covenants provided therein.

We may not have sufficient funds on hand to repay balloon amounts on our indebtedness at maturity. Therefore, we plan to refinance such indebtedness either through additional mortgage financings secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings, if available, or through the availability on our credit lines.  Our results of operations could be affected if the cost of new debt is greater or lesser than the cost of the maturing debt.  If new financing is not available, we could be required to sell assets and our business could be adversely affected.

Equity.  For the year ended December 31, 2009, we issued 179,000 shares of our common stock pursuant to the exercise of stock options at prices ranging from $10.00 to $12.80 per share. Additionally, we repurchased and retired 461,694 shares of our common stock at an average price of $11.75.

In April 2009, we completed an underwritten public offering and concurrent private placement of approximately 9.1 million shares of our common stock at a price to the public and in private placement of $14.30 per share.

In the concurrent private placement, 2.4 million shares were purchased by an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the chairman of our Board of Directors. In connection with the purchase agreement, we also executed a registration rights agreement granting the buyer customary demand and “piggy-back” registration rights.

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

Distributions.  We believe that we currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders.  As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT. On November 4, 2009, the Board of Directors revised our dividend policy and declared a cash dividend of $0.22 per share of our common stock for the quarter ending December 31, 2009, payable on that date to stockholders of record on December 15, 2009. The $0.22 per share dividend represents an annualized rate of $0.88 per share compared to the previous annual dividend of $1.20 per share. Our cash distributions for the year ended December 31, 2009 were $94.0 million.

Off-Balance-Sheet Arrangements

Joint Ventures: We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable-interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures. As of December 31, 2009 we had two unconsolidated joint ventures.

We have a 10% ownership interest in our joint venture with GRI. As of December 31, 2009, the properties had consolidated equity of $102.8 million. The GRI joint venture has total debt obligations, which other than customary carve-outs are non-recourse to us, of approximately $132.1 million with maturity dates ranging from 2013 through 2020. Net income for the year ended December 31, 2009 was $3.1 million.  The GRI joint venture consists of nine assets sold to it by us in 2008 which at the time had a net book value of $174.5 million and one asset purchased by the GRI joint venture from an unrelated party. We contributed $10.5 million of the sale proceeds to the venture as our investment in it and we recognized a total gain on sale of approximately $21.7 million.

We are also a 20% owner of the joint venture with DRA. During 2008, the DRA joint venture completed the acquisition of a portfolio of three properties comprising one office building and two neighborhood shopping centers, totaling approximately 503,000 square feet of GLA.  As part of this acquisition, we contributed $3.2 million to the DRA joint venture. Our capital contribution represents our pro-rata portion of the net purchase price, after the assumption by the DRA joint venture of existing non-recourse mortgage indebtedness. We have agreed to manage all three of the properties and provide leasing services for the two retail properties acquired by the joint venture.  The DRA joint venture has total debt obligations which other than customary carve-outs are non-recourse to us of approximately $37.2 million with a maturity of 2014.

Letters of Credit:  As of December 31, 2009, we have pledged letters of credit for $6.6 million as additional security for certain property matters.  Substantially all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments:  As of December 31, 2009, we have entered into construction commitments and have outstanding obligations to fund $1.8 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and cash on hand.

Operating Lease Obligations:  Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $70,000. We have operating lease agreements for office space for which we have an annual obligation of approximately $360,000. Additionally, we have lease agreements for equipment rentals which have annual obligations of $97,000.

Non-Recourse Debt Guarantees: Under the terms of certain non-recourse mortgage loans, we could, under specific circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. In management’s judgment, it would be unlikely for us to incur any material liability under these guarantees that would have a material adverse effect on our financial condition, results of operations, or cash flow.

Other than our joint ventures and obligations described above and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements as of December 31, 2009 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, capital expenditures or capital resources.

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

Inflation and Economic Condition Considerations

Most of our leases contain provisions designed to partially mitigate any adverse impact of inflation.  Although inflation has been low in recent periods and has had a minimal impact on the performance of our shopping centers, there is more recent data suggesting that inflation maybe a greater concern in the future given economic conditions and governmental fiscal policy. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.  A small number of our leases also include clauses enabling us to receive percentage rents based on a tenant’s gross sales above predetermined levels, which sales generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest Rate Risk.  The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can materially affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction.  We intend to utilize variable rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and other operating needs.  With respect to our fixed rate mortgage notes and senior unsecured notes, changes in interest rates generally do not affect our interest expense as these notes are at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur as this may increase our cost of refinancing maturing fixed-rate debt.  In addition, we may incur prepayment penalties or defeasance costs when prepaying or defeasing fixed-rate debt.

The fair value of our fixed-rate debt is approximately $1.2 billion, which includes the mortgage notes and fixed-rate senior unsecured notes payable.  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $52.0 million. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $55.0 million.  This assumes that our total outstanding fixed-rate debt remains at $1.24 billion, the balance as of December 31, 2009.

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

Other Market Risks

As of December 31, 2009, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

In making this determination and for purposes of the Securities and Exchange Commission's market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2009 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated   amounts as of December 31, 2009, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page 59.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2009, the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2009 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

The report of our management regarding internal control over financial reporting is set forth on page 59 of this Annual Report on Form 10-K under the caption “Management Report on Internal Control over Financial Reporting” and incorporated herein by reference.

Attestation Report of Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth in page 60 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2009:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	2,397,633	$20.76	2,898,858
Equity compensation plans not approved by security holders	364,660 (1)	$24.70	-
Total	2,762,293	$21.28	2,898,858

(1)	Represents options to purchase 364,660 shares of common stock issued to Jeffrey S. Olson our Chief Executive Officer, in connection with his initial employment.

The other information required by this item is incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUTING FEES AND SERVICES

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial information is included as a separate section of this Form 10-K:

(b)	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.

EXHIBIT NO.	DESCRIPTION

3.1	Composite Charter of the Company (Exhibit 3.1) (1)
3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2) (2)
4.1	Indenture dated November 9, 1995 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4(c)) (3)
4.2	Supplemental Indenture No. 3, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (6)
4.3	Supplemental Indenture No. 4, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (7)
4.4	Supplemental Indenture No. 5, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (8)
4.5	Supplemental Indenture No. 6, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (9)
4.6	Supplemental Indenture No. 7, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (10)
4.7	Indenture, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (6)
4.8	Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (6)
4.9	Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (7)

EXHIBIT NO.	DESCRIPTION
4.10	Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (8)
4.11	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (9)
4.12	Supplemental Indenture No. 6 dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2)(10)
4.13	Supplemental Indenture No. 7 dated September 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1)(12)
4.14	Supplemental Indenture No. 8 dated December 30, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.17) (13)
4.15	Supplemental Indenture No. 9 dated March 10, 2006 between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (14)
4.16	Supplemental Indenture No. 10 dated August 18, 2006 between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (15)
4.17	Supplemental Indenture No. 11 dated April 18, 2007, between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (27)
4.18	Supplemental Indenture No. 12 dated December 9, 2009 between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (39)
10.1	Form of Indemnification Agreement (Exhibit 10.1)(16)
10.2	1995 Stock Option Plan, as amended (Appendix A) (17)*
10.3	Amended and Restated 2000 Executive Incentive Plan (Annex A) (32)*
10.4	Form of Stock Option Agreement for stock options awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.3) (19)*
10.5	Form of Restricted Stock Agreement for restricted stock awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.4) (19)*
10.6	IRT 1989 Stock Option Plan, assumed by the Company (20)*
10.7	IRT 1998 Long-Term Incentive Plan, assumed by the Company (Appendix A) (21)*
10.8	2004 Employee Stock Purchase Plan (Annex B) (18)*
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
10.14
First Amendment to Stockholders Agreement, dated December 19, 2001, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.15) (24)

10.15
Second Amendment to Stockholders Agreement, dated October 28, 2002, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (25)

10.16
Third Amendment to Stockholders Agreement, dated May 23, 2003, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.1) (9)

10.17	Chairman Compensation Agreement effective as of January 1, 2007 between the Company and Chaim Katzman (Exhibit 10.1) (26)*
10.18	First Amended and Restated Employment Agreement effective as of September 15, 2006 between the Company and Jeffrey S. Olson (Exhibit 10.2) (26)*
10.19	Employment Agreement, effective as of March 14, 2008 between the Company and Thomas Caputo (Exhibit 10.1) (33)*
10.20
Fourth Amendment to Stockholders Agreement, dated June 23, 2004, among the Company, Alony-Hetz Properties & Investments, Ltd., Gazit-Globe, Ltd., MGN (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.21) (40)

EXHIBIT NO.	DESCRIPTION
10.21	Registration Rights Agreement, dated October 28, 2002, between the Company and certain Purchasers (Exhibit 99.3) (28)
10.22
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

10.23	Clarification Agreement and Protocol, dated as of January 1, 2004, among the Company and Gazit-Globe (1982), Ltd. (Exhibit 10.2) (30)
10.24	Equity One, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit 10.1) (31)*
10.25	Employment Agreement effective as of January 2, 2007 between the Company and Arthur L. Gallagher (Exhibit 10.1) (34)*
10.26	Registration Rights Agreement made as of September 23, 2008 by and among the Company and MGN America LLC (Exhibit 10.2) (35)
10.27	Common Stock Purchase Agreement made as of September 23, 2008 by and between the Company and MGN America, LLC (Exhibit 10.14) (35)
10.28	Senior Officers Voluntary Salary Reduction Letter effective as of February 6, 2009 (Exhibit 10.1) (36)*
10.29	Common Stock Purchase Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.1) (37)
10.30	Registration Rights Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.2) (37)
10.31	Amended and restated employment contract between Mark Langer and the Company dated April 24, 2009 (Exhibit 10.1) (38)*
12.1	Ratios of Earnings to Fixed Charges
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*Identifies employee agreements, management contracts, compensatory plans or other arrangements.

(1)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2003, and incorporated by reference herein.

(3)	Previously filed by IRT Property Company as an exhibit to IRT’s Annual Report on Form 10-K for the period ending December 31, 1995, and incorporated by reference herein.

(4)	Intentionally Omitted.

(5)	Intentionally Omitted.

(6)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.

(7)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.

(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.

(9)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, and incorporated by reference herein.

(10)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and incorporated by reference herein.

(11)	Intentionally Omitted.

(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 20, 2005, and incorporated by reference herein.

(13)	Previously filed as an exhibit to our Annual Report on Form 10-K on March 3, 2006, and incorporated by reference herein.

(14)	Previously filed as an exhibit to our Current Report on Form 8-K on March 13, 2006, and incorporated by reference herein.

(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2006, and incorporated by reference herein.

(16)	Previously filed as an exhibit to our Annual Report on Form 10-K on March 16, 2005, and incorporated by reference herein.

(17)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 30, 1999, and incorporated herein by reference.

(18)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 21, 2004, and incorporated herein by reference.

(19)	Previously filed with our Current Report on Form 8-K filed on February 18, 2005, and incorporated by reference herein.

(20)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 22, 1989, and incorporated herein by reference.

(21)	Previously filed by IRT Property Company with IRT’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 18, 1998, and incorporated herein by reference.

(22)	Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated herein by reference.

(23)	Previously filed as Appendix A to our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001 and incorporated herein by reference.

(24)	Previously filed with our Annual Report Form 10-K/A filed on March 18, 2002, and incorporated herein by reference.

(25)	Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2002, and incorporated by reference herein.

(26)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q on November 9, 2006, and incorporated by reference herein.

(27)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 20, 2007, and incorporated by reference herein.

(28)	Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.

(29)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2008, and incorporated by reference herein.

(30)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2004, and incorporated by reference herein.

(31)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 7, 2005, and incorporated by reference herein.

(32)	Previously filed as Annex A to our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 4, 2007 and incorporated herein by reference

(33)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 18, 2008, and incorporated by reference herein.

(34)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 5, 2008, and incorporated by reference herein.

(35)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 29, 2008, and incorporated by reference herein.

(36)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2009, and incorporated by reference herein.

(37)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 14, 2009, and incorporated by reference herein.

(38)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 11, 2009, and incorporated by reference herein.

(39)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2009, and incorporated by reference herein.

(40)	Previously filed as an exhibit to our Annual Report on Form 10-K on February 25, 2008, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2010	EQUITY ONE, INC.

By: /s/ Jeffrey S. Olson Jeffrey S. Olson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey S. Olson	Chief Executive Officer and Director	March 8, 2010
Jeffrey S. Olson	(Principal Executive Officer)

/s/ Mark Langer	Executive Vice President and	March 8, 2010
Mark Langer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Chaim Katzman	Chairman of the Board	March 8, 2010
Chaim Katzman

/s/ Noam Ben-Ozer	Director	March 8, 2010
Noam Ben-Ozer

/s/ James S. Cassel	Director	March 8, 2010
James S. Cassel

/s/ Cynthia Cohen	Director	March 8, 2010
Cynthia Cohen

/s/ Neil Flanzraich	Director	March 8, 2010
Neil Flanzraich

/s/ Nathan Hetz	Director	March 8, 2010
Nathan Hetz

/s/ Peter Linneman	Director	March 8, 2010
Peter Linneman

/s/ Dori J. Segal	Director	March 8, 2010
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Equity One, Inc.

We have audited Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity One, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Equity One, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Equity One, Inc.

We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity One, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations and noncontrolling interest in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 8, 2010

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008
(In thousands, execpt per share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Properties:
Income producing	$2,433,431	$1,900,513
Less: accumulated depreciation	(240,172)	(196,151)
Income producing properties, net	2,193,259	1,704,362

Construction in progress and land held for development	68,866	74,371
Properties, net	2,262,125	1,778,733

Cash and cash equivalents	47,970	5,355
Accounts and other receivables, net	9,806	12,209
Investment in and advances to unconsolidated joint ventures	11,524	11,745
Securities	820	160,585
Goodwill	11,477	11,845
Other assets	108,598	55,791
TOTAL ASSETS	$2,452,320	$2,036,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes Payable
Mortgage notes payable	$551,647	$371,077
Unsecured revolving credit facilities	-	35,500
Unsecured senior notes payable	691,136	657,913
	1,242,783	1,064,490
Unamortized/unaccreted (discount) premium on notes payable	(25,892)	5,225
Total notes payable	1,216,891	1,069,715

Other liabilities
Accounts payable and accrued expenses	33,251	27,778
Tenant security deposits	9,180	8,908
Deferred tax liabilities, net	50,059	1,409
Other liabilities	54,237	17,966
Total liabilities	1,363,618	1,125,776
Redeemable noncontrolling interest	989	989

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value – 100,000 shares authorized, 86,131 and 76,198 shares issued and outstanding for 2009 and 2008, respectively	861	762
Additional paid-in capital	1,110,427	967,514
Distributions in excess of earnings	(46,810)	(36,617)
Contingent consideration	323	-
Accumulated other comprehensive loss	(266)	(22,161)
Total stockholders’ equity of Equity One, Inc	1,064,535	909,498

Noncontrolling interest	23,178	-
Total stockholders equity	1,087,713	909,498

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,452,320	$2,036,263

See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except per share amounts)

	2009	2008	2007
REVENUE:
Minimum rent	$210,068	$181,998	$188,045
Expense recoveries	57,968	51,761	53,153
Percentage rent	1,679	1,901	2,101
Management and leasing services	1,675	1,789	1,163
Total revenue	271,390	237,449	244,462
COSTS AND EXPENSES:
Property operating	78,078	64,198	62,837
Rental property depreciation and amortization	62,131	45,438	45,901
General and administrative	38,835	31,957	27,925
Total costs and expenses	179,044	141,593	136,663

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	92,346	95,856	107,799

OTHER INCOME AND EXPENSE:
Investment income	10,155	10,220	7,208
Equity in (loss) income in unconsolidated joint ventures	(88)	108	-
Other income	1,503	967	310
Interest expense	(73,450)	(60,851)	(66,520)
Amortization of deferred financing fees	(1,520)	(1,629)	(1,678)
Gain on acquisition of controlling interest in subsidiary	27,501	-	-
Loss on sale of fixed assets	-	-	(283)
Gain on sale of real estate	-	21,542	2,018
Gain on extinguishment of debt	12,345	6,473	-
Impairment loss	(369)	(37,497)	(430)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS:	68,423	35,189	48,424
Income tax benefit (provision) of taxable REIT subsidiaries	5,017	(1,015)	272
INCOME FROM CONTINUING OPERATIONS	73,440	34,174	48,696
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	808	1,391	1,284
Gain (loss) on disposal of income-producing properties	7,127	(557)	19,405
INCOME FROM DISCONTINUED OPERATIONS	7,935	834	20,689
NET INCOME	81,375	35,008	69,385
Net income attributable to noncontrolling interest	2,442	-	-
NET INCOME ATTRIBUTABLE TO EQUITY ONE	$83,817	$35,008	$69,385

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.91	$0.46	$0.66
Discontinued operations	0.09	0.01	0.28
	$1.00	$0.47	$0.94
Number of Shares Used in Computing Basic Earnings per Share	83,290	74,075	73,091

EARNINGS PER COMMON SHARE - DILUTED:
Continuing operations	0.89	$0.46	$0.66
Discontinued operations	0.09	0.01	0.28
	$0.99	$0.47	$0.94
Number of Shares Used in Computing Diluted Earnings per Share	83,857	74,098	73,168

Note: Diluted EPS for the year ended December 31, 2009 does not foot due to the mathematical rounding of the individual calculations.

See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

NET INCOME	$81,375	$35,008	$69,385
OTHER COMPREHENSIVE INCOME:
Net unrealized holding gain (loss) on securities available for sale	10,918	(36,562)	(1,386)
Reclassification adjustment for other-than-temporary impairment loss on securities available for sale	-	23,174	-
Reclassification adjustment for gain on the sale of securities and cash flow hedges included in net income	10,711	15	2,322
Change in fair value of cash hedges	-	-	75
Net realized gain (loss) on interest rate contracts included in net income	184	102	(2,498)
Net amortization of interest rate contracts	82	72	23
Other comprehensive income (loss) adjustment	21,895	(13,199)	(1,464)

COMPREHENSIVE INCOME	103,270	21,809	67,921

Comprehensive loss attributable to noncontrolling interest	2,442	-	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE	$105,712	$21,809	$67,921

See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2009, 2008 and 2007
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Contingent Consideration	Accumulated Other Comprehensive Loss	Equity Attributable to Equity One	Equity Attributable to Non-controlling Interest	Total Stockholders' Equity
BALANCE, JANUARY 1, 2007	$728	$895,247	$37,201	$-	$(7,498)	$-	$-	$925,678
Issuance of common stock	5	3,877	-	-	-	-	-	3,882
Stock issuance cost	-	7,050	-	-	-	-	-	7,050
Share-based compensation expense	-	-	-	-	-	-	-	-
Net income	-	-	69,385	-	-	-	-	69,385
Dividends declared	-	-	(88,599)	-	-	-	-	(88,599)
Other comprehensive income adjustment	-	-	-	-	(1,464)	-	-	(1,464)

BALANCE, DECEMBER 31, 2007	733	906,174	17,987	-	(8,962)	-	-	915,932
Issuance of common stock	29	57,073	-	-	-	-	-	57,102
Stock issuance cost	-	(2,161)	-	-	-	-	-	(2,161)
Share-based compensation expense	-	6,428	-	-	-	-	-	6,428
Net income	-	-	35,008	-	-	-	-	35,008
Dividends declared	-	-	(89,612)	-	-	-	-	(89,612)
Other comprehensive income adjustment	-	-	-	-	(13,199)	-	-	(13,199)

BALANCE, DECEMBER 31, 2008	762	967,514	(36,617)	-	(22,161)	909,498	-	909,498
Issuance of common stock	104	144,670	-	-	-	144,774	-	144,774
Stock issuance cost	-	(4,266)	-	-	-	(4,266)	-	(4,266)
Share-based compensation expense	-	7,911	-	-	-	7,911	-	7,911
Common stock repurchases	(5)	(5,418)	-	-	-	(5,423)	-	(5,423)
Net income (loss)	-	-	83,817	-	-	83,817	(2,442)	81,375
Dividends declared and paid	-	-	(94,010)	-	-	(94,010)	-	(94,010)
Acquisition of DIM, Vastgoed N.V.	-	-	-	323	-	323	25,796	26,119
Purchase of subsidiary shares from noncontrolling interest	-	16	-	-	-	16	(176)	(160)
Other comprehensive income adjustment	-	-	-	-	21,895	21,895	-	21,895
BALANCE, DECEMBER 31, 2009	$861	$1,110,427	$(46,810)	$323	$(266)	$1,064,535	$23,178	$1,087,713

See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$81,375	$35,008	$69,385
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions and disposals:
Straight line rent adjustment	(1,383)	(829)	(1,582)
Accretion of below market lease intangibles	(6,775)	(3,708)	(4,586)
Equity in income (loss) of joint ventures	88	(108)	-
Amortization of premium on investments held for sale	(257)	(413)	-
Gain on acquisition of DIM Vastgoed	(27,501)	-	-
Income tax (benefit) provision of taxable REIT subsidiaries	(5,017)	1,045	-
Provision for losses on accounts receivable	4,624	2,214	1,559
Amortization (accretion) of discount (premium) on notes payable	2,224	(1,900)	(2,102)
Amortization of deferred financing fees	1,503	1,629	1,684
Rental property depreciation and amortization	63,845	46,406	47,514
Share-based payment	7,911	6,428	7,050
Operating distributions from joint ventures	265	169	-
(Gain) loss on sale of securities	(6,362)	-	(325)
Amortization of derivatives	137	(29)	23
(Gain) on disposal of real estate and income-producing properties	(7,126)	(20,985)	(21,423)
Other-than-temporary impairment loss on available for sale securities	369	37,543	3,360
Loss on sale of fixed asset	-	-	283
(Gain) on extinguishment of debt	(12,345)	(6,473)	491
Changes in assets and liabilities:
Accounts and other receivables	(1,375)	(264)	3,262
Other assets	(1,162)	1,395	8,465
Accounts payable and accrued expenses	4,249	(7,128)	(2,191)
Tenant security deposits	(653)	(777)	63
Other liabilities	(340)	(2,704)	(4,026)
Net cash provided by operating activities	96,294	86,519	106,904

INVESTING ACTIVITIES:
Additions to income-producing property	$(119,454)	$(9,714)	$(107,587)
Additions to construction in progress	(11,809)	(30,447)	(15,212)
Additions to and purchases of land held for development	(26,920)	(87)	(2,651)
Proceeds from disposal of real estate and rental properties	15,870	191,905	71,273
Change in cash held in escrow	-	54,460	(52,913)
Increase in deferred leasing costs and lease intangibles	(6,030)	(5,936)	(3,884)
Advances to joint ventures	164	(265)	-
Investment in consolidated subsidiary	(956)	-	-
Investment in joint ventures	(400)	(17,178)	-
Additions to notes receivable	-	(3)	(14)
Distributions of capital from joint ventures	107	2,966	-
Proceeds from repayment of notes receivable	-	22	4,745
Proceeds from sale of securities	152,008	250	2,822
Cash used to purchase securities	(10,867)	(134,667)	(1,181)
Net cash (used in) provided by investing activities	(8,287)	51,306	(104,602)

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(81,737)	$(78,316)	$(22,270)
Net (repayments) borrowings under revolving credit facilities	(36,770)	(1,500)	(39,500)
Borrowing under mortgage notes	-	65,000	-
Proceeds from Senior debt borrowings	247,838	-	148,874
Repayment of Senior debt borrowings	(203,482)	(81,518)	-
Cash paid for settlement of interest rate contracts	-	-	(2,498)
Proceeds from issuance of common stock	132,488	57,102	3,882
Repurchase of stock	(5,423)	-	-
Payment of deferred financing costs	(1,887)	(2,779)	(878)
Stock issuance cost	(4,266)	(2,161)	-
Cash dividends paid to stockholders	(94,010)	(89,611)	(88,599)
Net cash (used in) financing activities	(47,249)	(133,783)	(989)

Net increase (decrease) in cash and cash equivalents	40,758	4,042	1,313
Cash and cash equivalents through acquisition	1,857	-	-
Cash and cash equivalents at beginning of the period	5,355	1,313	-
Cash and cash equivalents at end of the period	$47,970	$5,355	$1,313

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $1.4 million, 2.9 million and $3.2 million in 2009, 2008 and 2007, respectively)	$71,202	$65,413	$66,386
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain (loss) on securities	$11,030	$(36,562)	$(1,386)
Change in fair value of hedges	$-	$-	$75

The Company acquired upon acquisition of certain rental properties:
Fair value of rental property	$103,650	$-	$69,069
Settlement and aqusition costs	304	-	-
Assumption of mortgage notes payable	-	-	(27,740)
Fair value adjustment of mortgage notes payable	-	-	(1,974)
Cash paid for rental property	$103,954	$-	$39,355
The Company issued senior unsecured notes:
Face value of notes	$250,000	$-	$150,000
Discount	(2,160)	-	$(151)
Cash received	$247,840	$-	$149,849
Net cash paid for the acquisition of DIM is as follows:
Income producing properties	$387,325	$-	$-
Intangible assets	42,267	-	-
Other assets	4,859	-	-
Mortgage notes payable	(230,969)	-	-
Secured revolving credit facility	(1,270)	-	-
Below market leases	(31,584)	-	-
Deferred tax liability	(53,530)	-	-
Other liabilities	(4,097)	-	-
Net noncash assets acquired	113,001	-	-
Previous equity interest	(36,124)	-	-
Issuance Equity One common stock (866,373 shares)	(12,234)	-	-
Contingent consideration	(323)	-	-
Noncontrolling interest in DIM	(25,795)	-	-
Gain on acquisition of DIM Vastgoed	(39,560)	-	-
Cash acquired	1,857	-	-
Net cash paid for acquisition	$822	$-	$-

(Concluded)

See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.	Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by leading supermarkets, drug stores or discount retail store chains. As of December 31, 2009, our consolidated property portfolio comprised 182 properties, including 168 shopping centers consisting of approximately 19.0 million square feet of gross leasable area (“GLA”), three development or redevelopment properties, six non-retail properties and five parcels of land held for development.  Included in our portfolio at December 31, 2009 are 21 shopping centers consisting of approximately 2.6 million square feet of GLA owned by DIM Vastgoed, N.V. (“DIM”), a company organized under the laws of the Netherlands in which we acquired a controlling interest on January 14, 2009. As of December 31, 2009, the DIM properties were 92.1% leased. As of December 31, 2009, our core portfolio (consolidated portfolio excluding DIM’s properties) was 90.0% leased and included national, regional and local tenants.

We currently own a 10% interest in GRI-EQY I, LLC (“GRI Venture”), which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA as of December 31, 2009. The GRI Venture’s properties were 93.4% leased at December 31, 2009. Additionally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC (“DRA Venture”) which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA as of December 31, 2009. The DRA Venture’s properties were 67.7% leased at December 31, 2009.

We acquired a controlling interest in DIM in the first quarter of 2009. DIM is a public company, the shares of which are listed on the NYSE Euronext Amsterdam stock exchange. We acquired our controlling stake by means of a stock exchange with another DIM shareholder pursuant to a stock exchange agreement (the “DIM exchange agreement”) that resulted in us increasing our voting control over DIM’s outstanding ordinary shares at the time of the acquisition to 74.6% and our economic ownership to 65.2%. Prior to this acquisition, we accounted for our 48% interest in DIM as of December 31, 2008 as an available-for-sale security. The results of DIM’s operations have been consolidated in our financial statements since January 14, 2009, the acquisition date. A pro forma consolidated statement of operations has not been presented because it is impracticable to prepare such information.  Please refer to Note 4 for a complete description of the transaction and for additional details on the accounting of this transaction as required by the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB ASC”). Also see Note 24, regarding additional purchases of DIM ordinary shares.

Basis of Presentation

The consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries, DIM and those other entities where we have financial and operating control. As noted above, we did not consolidate DIM until the quarter ended March 31, 2009 when we acquired control; accordingly, no prior period amounts are presented for DIM. Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.

The provisions of the Consolidations Topic of the FASB ASC are being applied prospectively, except for the provisions related to the presentation and disclosure of noncontrolling interests, which have been applied retrospectively. Redeemable noncontrolling interests are classified in the mezzanine section of the consolidated balance sheets as a result of their redemption feature.

On January 1, 2009, we adopted the two-class method requirement of the Earnings Per Share Topic of the FASB ASC.  The provisions of that Topic require that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents (such as shares of restricted stock granted by us) be considered participating securities. Because the awards are participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”). The retrospective application of the provisions of that requirement within the Earnings Per Share Topic of the FASB ASC did not have a material impact on any prior-period earnings per share amounts presented or on the year ended December 31, 2009.

The accompanying 2008 consolidated financial statements and the 2008 and 2007 financial information have been retrospectively adjusted so that the basis of presentation is consistent with that of the 2009 financial information. This retrospective adjustment reflects (i) new provisions required under the Business Combinations Topic of the FASB ASC to improve the relevance, comparability, and transparency of the financial information by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary (ii) new provisions under the Earnings Per Share Topic of the FASB ASC which clarify that unvested share-based payment awards that entitle their holders to receive non-forfeitable dividends, such as our restricted stock awards, are considered “participating securities.”

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

Properties

Income-producing properties are stated at cost, less accumulated depreciation and amortization.  Costs include those related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development. Costs related to business combinations are expensed as incurred. The distinction between an asset or business acquisition relates to the operating nature of the acquisition and the inputs and outputs associated with the property acquired. Typically, operating properties are considered business acquisitions, and raw or partially developed land is considered an asset acquisition.

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

Accounts Receivable

Accounts receivable includes amounts billed to tenants and accrued expense recoveries due from tenants.  We make estimates of the uncollectibility of our accounts receivable related to base rents, straight-line rent balances, expense reimbursements and other revenues. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.  Our reported net income is directly affected by management’s estimate of the collectibility of accounts receivable.

The allowance for doubtful accounts was approximately $4.5 million and $3.1 million at December 31, 2009 and December 31, 2008, respectively.

Long-lived Assets

We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in business conditions, or cash flows associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs. At December 31, 2009, we reviewed the operating properties and construction in progress for impairment on a property-by-property and project-by-project basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC, as we determined the current economic conditions to be a general indicator of impairment.

Each property was assessed individually and as a result, the assumptions used to derive future cash flows varied by property or project. These key assumptions are dependent on property-specific conditions, are inherently uncertain and consider the perspective of a third-party marketplace participant. The factors that may influence the assumptions include:

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

Properties Held for Sale

Under the Property, Plant and Equipment Topic of the FASB ASC, the definition of a component of an entity, assuming no significant continuing involvement, requires that income producing properties that are sold or classified as held for sale be accounted for as discontinued operations.  Accordingly, the results of operations of income producing properties disposed of or classified as held for sale for which we have no significant continuing involvement are reflected as discontinued operations. Given the nature of real estate sales contracts, it is customary for such contracts to allow potential buyers a period of time to evaluate the property prior to becoming committed to its acquisition.  In addition, certain conditions to the closing of a sale, such as financing contingencies, often remain following the completion of the buyer’s due diligence review.  As a result, properties under contract may not close within the expected time period, or may not close at all.  However, notwithstanding these conditions, if we determine that the property meets the criteria of the Property, Plant and Equipment Topic of the FASB ASC and is likely to close within the time requirements, we typically classify a property as “discontinued operations” following completion of the buyer’s due diligence review.  Otherwise, if we are unable to make such a determination, we do not classify a property as “discontinued operations” until all buyer contingencies are removed or it is sold.

Construction in Progress and Land Held for Development

Properties also include construction in progress and land held for development.  These properties are carried at cost and no depreciation is recorded.  Properties undergoing significant renovations and improvements are considered under development.  All direct and indirect costs related to development activities, except certain demolition costs, which are expensed as incurred are capitalized into construction in progress and land held for development on our consolidated balance sheets.  Costs incurred include predevelopment expenditures directly related to a specific project including development and construction costs, interest, insurance and real estate taxes.  Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property.  The capitalization of such expenses ceases when the property is ready for its intended use and has reached stabilization but no later than one-year from substantial completion of construction activity.  If we determine that a project is no longer viable, all predevelopment project costs are immediately expensed.  Similar costs related to properties not under development are expensed as incurred.

Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to the actual costs incurred.  Total interest capitalized to construction in progress and land held for development was $1.4 million, $2.9 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Investments in Unconsolidated Joint Ventures

We analyze our joint ventures under the FASB ASC Topics of Consolidation and Real Estate-General in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”) in accordance with the Consolidation Topic of the FASB ASC, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity.

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

Securities

Our investments in securities are classified as available-for-sale and recorded at fair value based on current market prices.  Changes in the fair value of the securities investments are included in accumulated other comprehensive income, except other-than-temporary decreases in fair value, which are recognized immediately as a charge to earnings. We evaluate our investments in available-for-sale securities for other-than-temporary declines each reporting period in accordance with the Investments-Debt and Equity Securities Topic of the FASB ASC. We performed this impairment review with respect to our investments for the year ended December 31, 2009 and identified no securities which had fair values that were less than our cost basis.

For detail on our security holdings refer to Note 8, Securities.

Goodwill

Goodwill reflects the excess of the fair value of the acquired business  over the fair value of net identifiable assets acquired in various business acquisitions. We adopted the Intangibles – Goodwill and Other Topic of the FASB ASC, on January 1, 2002.

We are required to perform annual, or more frequently in certain circumstances, impairment tests of our goodwill.  The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation.  The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill.  The determination of each reporting unit’s (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount. For the years ended December 31, 2009 and 2008, we recorded approximately $369,000 and $532,000, respectively of goodwill impairment and there were no additions to goodwill in 2009.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill, which totaled approximately $11.5 million at December 31, 2009.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenants, or materially negative changes in our relationships with significant tenants.

Goodwill is included in the determination of the gain on disposal of real estate due to the disposition of certain properties. No Goodwill was included in the gains on sale for the year ended December 31, 2009. For the years ended 2008 and 2007, $112,000 and $595,000, respectively, was included in the gains on sale for these periods.

For detail on the qualitative factors considered in the 2009 impairment review refer to Note 9, Impairment Loss.

Deferred Costs and Intangibles

Deferred costs, intangible assets included in other assets, and intangible liabilities included in other liabilities consist of loan origination fees, leasing costs and the value of intangible assets when a property was acquired.  Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan using the effective interest method.  Direct salaries, third-party fees and other costs incurred by us to originate a lease are capitalized and are being amortized against the respective leases using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs and above-market rents that were recorded in connection with the acquisition of the properties.  Intangible liabilities consist of below-market rents that are also recorded in connection with the acquisition of properties.  Both intangible assets and liabilities are amortized (accreted) using the straight-line method over the term of the related leases. When a lease is terminated early, any remaining unamortized (unaccreted) balances under lease intangible assets or liabilities are included in earnings.

Deposits

Deposits included in other assets comprise funds held by various institutions for future payments of property taxes, insurance, improvements, utility and other service deposits.

Noncontrolling  Interest

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of ours, entered into a limited partnership as a general partner.  An income-producing shopping center (“Walden Woods Village”) was contributed by its owners (the “Noncontrolling Interest Holders”), and we contributed 93,656 shares of our common stock (the “Walden Woods Shares”) to the limited partnership at an agreed-upon price of $10.30 per share.  Based on this per share price and the net value of property contributed by the Noncontrolling Interest Holders, the limited partners received 93,656 partnership units.  We have entered into a Redemption Agreement with the Noncontrolling Interest Holders whereby the Noncontrolling Interest Holders can request that we purchase either their limited partnership units or any shares of our common stock that they may receive in exchange for their partnership units at a price of $10.30 per unit or per share at any time before January 1, 2014. Because of the Redemption Agreement, we consolidate the accounts of the partnership with our financial data.  We have also entered into a Conversion Agreement with the Noncontrolling  Interest Holders under which, following notice, the Noncontrolling  Interest Holders can convert their limited partnership units into Walden Woods Shares. In addition, under the terms of the limited partnership agreement, the Noncontrolling Interest Holders do not have an interest in the Walden Woods Shares except to the extent of dividends.  Accordingly, a preference in earnings has been allocated to the Noncontrolling Interest Holders to the extent of the dividends declared. The Walden Woods Shares are not considered outstanding in our consolidated financial statements and are excluded from the share count in the calculation of primary earnings per share.

We have controlling interests in two joint ventures that, together, own our Sunlake development project.  We have funded all of the acquisition costs, are required to fund any necessary development and operating costs, receive an 8% preferred return on our advances and are entitled to 60% of the profits thereafter.  The Noncontrollling Partners are not required to make contributions and, to date, have not contributed any capital. One joint venture has substantially completed construction of its retail project and is continuing to develop various outparcels. The other joint venture is evaluating the future development of the remaining land parcels. No noncontrolling interest has been recorded as the venture has incurred operating losses after taking into account our preferred return.

As of December 31, 2008 we owned approximately 4.0 million ordinary shares of DIM which represented approximately 48% of the total ordinary shares outstanding.  In January 2009, we acquired 1,343,139 DIM ordinary shares (or depositary receipts with respect thereto) in a stock exchange and open market purchases, which brought our ownership to 5,360,828 ordinary shares representing approximately 65.2% of total outstanding shares. In addition to our direct ownership, we acquired the voting rights to another 766,573 DIM ordinary shares thereby increasing our voting control of DIM to 74.6%. Due to our increased ownership and voting control, the Company was required to consolidate DIM and its results as of January 14, 2009. As a result of consolidating DIM by acquiring less than 100% of the ordinary shares outstanding, we recorded the noncontrolling interest within the equity section of our balance sheet equal to the market capitalization of the ordinary shares that we did not own at the date we established control of DIM. The amount of noncontrolling interest has been adjusted for any additional ordinary shares purchased as well as the incremental losses generated by DIM which are attributable to DIM’s noncontrolling ownership.

Derivative Instruments

As of December 31, 2009, we had no outstanding hedging instruments. At times, we may use derivative instruments to manage exposure to variable interest rate risk. From time to time, we enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We generally enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes.

On April 15, 2009, our $100.0 million variable rate interest swap matured. The swap was settled for proceeds of approximately $868,000 at maturity.

Business Combinations

On January 1, 2009, we adopted the provisions required by the Business Combinations Topic of the FASB ASC and are applying such provisions prospectively to business combinations that have an acquisition date of January 1, 2009 or thereafter. The provisions established principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, the provisions require that changes in the amount of acquired tax attributes be included in our results of operations.

While the provisions apply only to business combinations with an acquisition date after its effective date, the amendments to the Income Tax Topic of the FASB ASC with respect to deferred tax valuation allowances and liabilities for income tax uncertainties have been applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. We have applied the provisions to our acquisition of a controlling interest in DIM, resulting in the consolidation of DIM in our financial statements as of the January 14, 2009 acquisition date. Refer to Note 4, Significant Acquisitions and Dispositions for a description of the transaction. Additionally, when we purchase real estate properties, we allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of the Business Combinations Topic of the FASB ASC. Our initial fair value purchase price allocations may be refined as additional information regarding the fair values of the assets acquired and liabilities assumed becomes available, and would be limited to one year from the acquisition date. We allocate the purchase price of the acquired properties to land, building, improvements and intangible assets.  There are four categories of intangible assets to be considered:  (1) in-place leases; (2) above and below-market value of in-place leases; (3) lease origination costs and (4) customer relationships. The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above.  The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

We evaluate business combinations to determine the value, if any, of customer relationships separate from customer contracts (leases). Other than as discussed above, we have determined that our real estate properties do not have any other significant identifiable intangibles.

The results of operations of acquired properties are included in our financial statements as of the dates they are acquired.  The intangible assets and liabilities associated with property acquisitions are included in other assets and other liabilities in our consolidated balance sheets.  In the event that a tenant terminates its lease, all unamortized costs are written off as a charge to depreciation expense.

Revenue Recognition

Rental income includes minimum rents, expense recoveries, percentage rental payments and management and leasing services.  Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis.  As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements.  Leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term.  If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered a lease incentive and is recognized over the lease term as a reduction to rental revenue.  Factors considered during this evaluation include, among others, the type of improvements made, who holds legal title to the improvements, and other controlling rights provided by the lease agreement.  Lease revenue recognition commences when the lessee is given possession of the leased space and there are no contingencies offsetting the lessee’s obligation to pay rent.

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

We recognize gains or losses on sales of real estate in accordance with the Property, Plant and Equipment Topic of the FASB ASC. Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing involvement with the property.  The sales of income producing properties where we do not have a continuing involvement are presented in the discontinued operations section of our consolidated statements of operations.

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

The Earnings Per Share Topic of the FASB ASC also requires that we apply the two-class method of computing basic and diluted earnings per share for those securities which are considered participating securities.  The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders.  Under the two-class method, earnings for the period are allocated between common stockholders and other security holders, based on their respective rights to receive dividends.

The estimated fair value of the contingent consideration under the DIM exchange agreement as of the acquisition date of January 14, 2009 is approximately $323,000 and is classified at December 31, 2009 as a contingent consideration in the stockholders’ equity section of our consolidated balance sheet.  For calculating diluted earnings per share, we are required to consider the dilutive effect of issuing the additional 536,601 shares of our common stock as stated in the DIM exchange agreement. In addition, to appropriately present the dilutive nature of the DIM exchange agreement, we must reflect the incremental ownership and income that we would receive if these shares were issued and exchanged for the DIM ordinary shares. Accordingly, we are required to adjust our basic income used in our EPS calculation for the incremental gain or (loss) attributable to our increased ownership, as well as adjust our weighted-average shares to include the additional share issuance to the extent that the adjustment is not anti-dilutive.

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

TRS income taxes are accounted for under the asset and liability method as required by the Income Tax Topic of the FASB ASC. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance for deferred tax assets that we do not anticipate will be realized.  Prior to 2009, our TRSs did not have significant tax provisions or net deferred income tax items.  We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. In the case where we determine that we have sufficient income of the appropriate nature based on such tax planning strategies whereby any portion of our tax asset will be realized, a reversal of a valuation is appropriate. For the year ended December 31, 2009, we recorded a reversal of a valuation allowance of $1.6 million.

In June 2006, the FASB issued the Income Tax Topic of the FASB ASC, which requires that all tax positions be analyzed using a two-step approach.  The first step requires an entity to determine if a tax position would more likely than not be sustained upon examination.  In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement.  There were no liabilities recorded as of December 31, 2009 or 2008 associated with uncertain tax positions.

Share-Based Payment

Share-based compensation cost charged against earnings for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
	(In thousands)

Unvested restricted stock	$5,108	$4,424	$5,239
Unvested stock options	2,790	1,989	1,799
Employee stock purchase plan discount	13	15	12
Total cost	7,911	6,428	7,050
Less amount capitalized	(152)	(323)	(494)
Net share-based compensation expense	$7,759	$6,105	$6,556

Segment Reporting

We invest in retail shopping centers through direct ownership or through joint ventures. It is our intent that all retail shopping centers will be owned or developed for investment purposes; however, we may decide to sell all or a portion of a development upon completion. Our revenue and net income are generated from the operation of our investment portfolio. We also earn fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures or by third parties.

Our portfolio is primarily located throughout the southeastern United States; however, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. No individual property constitutes more than 10% of our revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, none of the shopping centers are located outside the United States.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations.  Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us.  We regularly monitor our tenant base to assess potential concentrations of credit risk.  As of December 31, 2009, Publix Super Markets accounted for over 10.5%, or approximately $18.6 million, of our aggregated annualized minimum rent.  No other tenant accounted for over 5% of our annualized minimum rent.

FASB Accounting Standards Codification

In June 2009, the FASB issued new accounting requirements, which make the FASB ASC the single source of authoritative literature for U.S. accounting and reporting standards. The FASB ASC is not meant to change existing generally accepted accounting principles (“GAAP”), but rather to provide a single source for all literature. We adopted the standard on July 1, 2009, which required us to change certain disclosures in our financial statements to reflect the FASB ASC or “plain English” references rather than references to FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts. The adoption of this requirement affected certain disclosures in the financial statement but did not have an impact on our consolidated financial position, results of operations, or cash flows.

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

We have adopted the new provisions as of January 1, 2009, as required. We have determined that the effect of the adoption on our consolidated financial statements will generally be limited to our new acquisitions, except for certain tax treatments of previous acquisitions. The new provisions amended the provisions required under the Income Taxes Topic of the FASB ASC. Previously, it was required that post-acquisition adjustments to business combination-related deferred tax asset valuation allowances and liabilities related to uncertain tax positions be recorded as an increase or decrease to goodwill. The new provisions do not permit this accounting and generally will require any such changes to be recorded in current period income tax expense. Thus, because the new provisions have been adopted, all changes to valuation allowances and liabilities related to uncertain tax positions established in acquisition accounting are recognized in current period income tax expense.

On January 1, 2009, we adopted the provisions required by the Consolidations Topic of the FASB ASC. The provisions establish accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary. The provisions are being applied prospectively, except for the provisions related to the presentation and disclosure of noncontrolling interests, which have been applied retrospectively. As of both December 31, 2009 and December 31, 2008, noncontrolling interests of $989,000 have been classified in the mezzanine section of the consolidated balance sheets as a result of their redemption feature. For the year ended December 31, 2009, net loss attributable to noncontrolling interests of $2.4 million is included in net income. Earnings per share has not been affected as a result of the adoption of this provision.

Effective January 1, 2009, we adopted a new accounting standard which affects the treatment of unvested share-based payment awards in the EPS calculation. The impact of the adoption on our consolidated financial statements is further discussed in Note 13 to these consolidated financial statements.

In April 2009, the FASB issued new provisions required under the Financial Instruments Topic of the FASB ASC, which require (i) disclosure of the fair value of all financial instruments for which it is practicable to estimate fair value in interim period financial statements as well as in annual financial statements, (ii) that the fair value information be presented together with the related carrying amount of the asset or liability, and (iii) disclosure of the methods and significant assumptions used to estimate the fair value and changes, if any, to the methods and significant assumptions used during the period. See Note 21.

In May 2009, the FASB issued new provisions required under the Subsequent Events Topic of the FASB ASC, to establish general standards of accounting for and disclosure of subsequent events. The provisions rename the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and modify the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. The provisions are effective for interim or annual financial periods ending after June 15, 2009, and will be applied prospectively.  This disclosure is presented in Note 24.

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

3.	Properties

The following table is a summary of the composition of properties in the consolidated balance sheets:

	December 31,
	2009	2008
	(thousands)

Land and land improvements	$1,010,166	$816,886
Building and building improvements	1,351,318	1,037,976
Tenant improvements	71,947	45,651
	2,433,431	1,900,513
Less: accumulated depreciation	(240,172)	(196,151)
Income-producing property, net	$2,193,259	$1,704,362

4.	Significant Acquisitions and Dispositions

Acquisition of Westbury Plaza

On October 29, 2009, we acquired Westbury Plaza, an approximately 398,600 square foot shopping center located in Westbury, New York, anchored by Costco, Wal-Mart, and Sports Authority, for approximately $103.7 million. The purchase was funded by available cash on hand, restricted escrow deposits and borrowings from our line of credit.

We recognized in 2009 approximately $520,000 of acquisition-related costs associated with legal and settlement fees as well as due diligence costs.

Acquisition of Real Estate

On November 16, 2009, we acquired a 21.85-acre development site in East Garden City, NY, for consideration of $30.8 million including $388,000 of costs capitalized at closing. The property contains approximately 434,000 square feet of existing building area divided among five buildings, four of which are currently vacant. The one occupied building has approximately 16,250 square feet of retail space currently leased to a national furniture store. The capitalized costs associated with this acquisition are comprised of purchase price and a preliminary estimate of the cost of environmental remediation for the site which was based on a range provided by third party environmental consultants. This range varied from $5.9 million to $8.4 million on an undiscounted basis, with no amount being more likely than any other at the time the study was performed. The land we acquired is included in “land held” in the accompanying consolidated balance sheet as of December 31, 2009.

On December 17, 2009, the Company acquired a 22,600 square foot property in Miami, Florida for $2.0 million for the purpose of demolishing the existing structure and constructing a new tenant building.

Acquisition of a Controlling Interest in DIM Vastgoed N.V.

On January 9, 2009, we entered into the DIM exchange agreement under which we agreed to acquire up to 2,004,249 ordinary shares of DIM from another DIM shareholder.  On January 14, 2009, at an initial closing pursuant to this agreement, we issued 866,373 shares of our common stock in exchange for a total of 1,237,676 DIM ordinary shares (or depositary receipts with respect thereto), representing 15.1% of DIM’s outstanding ordinary shares.  In connection with this initial closing, we also obtained voting rights with respect to another 766,573 DIM ordinary shares.  As a result of the initial stock exchange, subsequent purchases and the voting rights agreement, as of December 31, 2009, we owned 5,367,817 ordinary shares of DIM, representing approximately 65.3% of its total outstanding shares, and had voting control over approximately 74.7% of DIM’s outstanding ordinary shares. On February 19, 2010 we issued 536,601 shares of our common stock in exchange for the remaining 766,573 DIM ordinary shares in accordance with the DIM exchange agreement.

Prior to the initial closing , we accounted for our approximately 48% interest in DIM as an available-for-sale security due to our limited influence over DIM’s operating and financial policies and our inability to participate in the affairs of DIM’s governance. Following the initial closing on January 14, 2009, we determined that we had sufficient control over DIM to consolidate its results effective as of the acquisition date in accordance with the Business Combinations Topic of the FASB ASC.

The following table summarizes the fair value of the consideration paid with respect to our controlling interest in DIM as of the initial closing date of January 14, 2009:

Acquisition Date Fair Value (1)
(In Thousands)
Previous equity interest	$36,945
Value of our common stock exchange (866,373 shares)	12,234
Contingent consideration	323
Total	$49,502

(1) Excludes effect of 2010 closing.

Following the initial closing, we recognized a loss of approximately $12.1 million as a result of re-measuring to fair value our approximately 48% equity interest in DIM held at the time. The loss is included in the line item entitled “Gain on acquisition of controlling interest in subsidiary” in the statements of operations for the year ended December 31, 2009.  The fair value of the 866,373 shares of our common stock issued at the initial closing under the DIM exchange agreement was determined based on the closing price on the New York Stock Exchange of our common stock on the closing date of $14.12 per share.

The DIM exchange agreement provided for a subsequent closing with respect to the additional 766,573 DIM ordinary shares on or before January 1, 2011. As of January 14, 2009, we estimated the fair value of the contingent consideration payable by us at the subsequent closing as approximately $323,000 based on a Monte-Carlo simulation methodology. This considered various assumptions, including time to maturity, applicable market volatility factors, and current market and selling prices for the underlying securities, both of which are traded on the open market. This value is classified at December 31, 2009 as contingent consideration and is included in the stockholders’ equity section of our consolidated balance sheet. As noted above, these shares were acquired in the first quarter of 2010 and the effect of such acquisition is not reflected in the 2009 financial statements.

We expensed approximately $3.9 million of acquisition-related costs during 2009, and 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the initial closing. See “Business Combinations” in Note 2 for the methods used to fair value the income producing properties and the related lease intangibles.

Fair Values

(In thousands)
Income-producing properties	$387,325
Cash and cash equivalents	1,857
Accounts and other receivables	1,809
Intangible assets	42,267
Other assets	3,050
Total assets acquired	$436,308

Mortgage notes payable	230,969
Secured revolving credit facility	1,270
Accounts payable and accrued expenses	1,081
Tenant security deposits	926
Below-market leases	31,584
Deferred tax liability	53,530
Other liabilities	2,090
Total liabilities assumed	$321,450

Net assets acquired	$114,858

Noncontrolling interest in DIM at closing	$25,795

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

The fair value of the noncontrolling interest in DIM was measured on the basis of the closing market price of DIM ordinary shares on the initial closing date of $8.99 per share multiplied by the 2.9 million DIM ordinary shares that we did not own or over which we did not have voting control.

The amounts of revenue, expense and net loss for DIM included in our consolidated statement of operations from the January 14, 2009 through  December 31, 2009 period are as follows:

(In thousands)
Period from January 14, 2009 through
December 31, 2009
Revenues	$40,831
Property operating expenses	10,852
Rental property depreciation & amortization	17,660
General and administrative	3,196
Investment income	6
Interest expense	19,599
Amortization of deferred financing fees	41
Other income	-
Income taxes benefits	3,470
Net loss	7,041

Noncontrolling interest’s share	2,442
Our share of the net loss	$4,599

The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration deemed to have been paid.  As a result, we recognized a gain of approximately $27.5 million which is included in the line item entitled “Gain on acquisition of controlling interest in subsidiary” in the consolidated statements of operations for the twelve months ended December 31, 2009. This gain was adjusted from the $26.9 million gain recognized on the acquisition date due to a change of $635,000 related to certain tax liabilities at the acquisition date. We retrospectively adjusted the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed at the acquisition date which resulted in additional gain in the amount of $635,000.

The pro forma consolidated statement of operations information required by the Business Combinations Topic of the FASB ASC has not been presented because it is impracticable to prepare such information. It is impracticable to prepare the pro forma statements because DIM’s historical accounting records are maintained on the basis of International Financial Reporting Standards which differ from US GAAP in, among other respects, the treatment of tenant improvements and lease incentives, capitalization of property improvements and the recognition of straight-line rent. To properly reflect the adjustments needed to present pro forma statements, we would be required to evaluate on a lease-by-lease basis the adjustments needed to properly recognize revenues and expenses for a period of at least three years as well as to recreate historical bases of income producing properties and related lease intangibles and track their related amortization, depreciation and disposals for all periods such assets were owned.  In addition to recreating these balance sheet and income statement changes, the tax effect of all changes would have to be recreated using US GAAP to tax differences previously not tracked by DIM. As a result of these factors, we believe it is impracticable to gather, analyze and compile pro forma financial information.

On October 1, 2009, we entered into a management agreement with DIM (“DIM management agreement”) whereby we will serve as property manager for all of DIM’s 21 operating properties. The DIM management agreement stipulates that all property management and accounting services will be performed by us beginning January 1, 2010. Either party can terminate the agreement upon twelve months notice given the proper approvals, which for DIM consists of approval of the supervisory board. The terms of the agreement are customary for similar management agreements and represents arm’s length negotiations; however, for consolidation purposes all intercompany amounts will be eliminated.

Dispositions

The following table provides a summary of property disposition activity during the year ended December 31, 2009:

Date Sold	Property Name	City	State	Square Feet	Gross Sales Price	Gain (loss) on Sale

July 31, 2009	Willowdaile - Harris Teeter outparcel	Durham	NC	48,000	$3,245	$1,862
May 28, 2009	Waterstone - Walgreens outparcel	Homestead	FL	13,831	2,500	1,598
October 30, 2009	CVS Plaza - CVS outparcel	Miami	FL	10,990	2,000	1,096
June 30, 2009	Waterstone - Bank of America outparcel	Homestead	FL	4,700	1,733	1,344
July 11, 2009	Milestone - Jack in the Box outparcel	Greenville	SC	3,000	1,519	475
October 9, 2009	Milestone - Bojangles outparcel	Greenville	SC	3,400	1,227	85
June 5, 2009	Bluebonnet - AutoZone outparcel	Baton Rouge	LA	7,000	978	674
August 13, 2009	Walmart-Mathews	Mathews	LA	54,223	930	(1,758)
March 31, 2009	Winchester Plaza - McDonald's outparcel	Huntsville	AL	2,844	920	626
March 31, 2009	Waterstone - Pollo Tropical outparcel	Homestead	FL	3,000	788	552
October 30, 2009	Ft. Caroline - McDonalds outparcel	Jacksonville	FL	2,730	650	573
Total Sold					$16,490	$7,127

5.	Accounts and Other Receivables

The following table is a summary of the composition of accounts and other receivables in the consolidated balance sheets:

	December 31,
	2009	2008
	(in thousands)

Tenants	$13,132	$13,829
Other	1,126	1,456
Allowance for doubtful accounts	(4,452)	(3,076)
Total accounts and other receivables, net	$9,806	$12,209

6.	Other Assets

The following is a summary of the composition of other assets in the consolidated balance sheets:

	December 31,
	2009	2008
	(In thousands)

Deposits and escrow impounds	$10,569	$7,056
Deferred financing fees, net	6,963	6,788
Leasing commissions, net	19,619	12,046
Lease intangible assets, net	53,526	11,769
Furniture and equipment, net	1,689	2,423
Prepaid and other assets	16,232	15,709
Total other assets	$108,598	$55,791

The following is a summary of the composition of our intangible assets and accumulated amortization as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Intangible Assets:
Above market leases	$6,566	$3,765
In place lease interests	63,527	15,744
Lease origination costs	4,122	3,816
Lease incentive	963	135
Total intangibles	75,178	23,460

Accumulated Amortization:
Above market leases	2,911	1,751
In place lease interests	16,246	7,796
Lease origination costs	2,407	2,141
Lease incentive	88	3
Total accumulated amortization	21,652	11,691

Intangible Assets, net	$53,526	$11,769

The amortization for the next five years for the recorded intangible assets is approximately $16.4 million, $12.9 million, $10.3 million, $8.7 million and $6.3 million, respectively.  At December 31, 2009 and 2008, the gross carrying amount of our intangible liabilities is $68.6 million and $25.8 million, respectively, and the accumulated amortization was $18.6 million and $11.9 million, respectively. Our intangible liabilities are solely composed of below-market rent adjustments. The accretion for the next five years for the recorded intangible liabilities is approximately $8.1 million, $6.8 million, $6.0 million, $5.5 million and $4.7 million, respectively.

7.	Borrowings

The following table is a summary of our mortgage notes payable balances for the years ended December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
Mortgage Notes Payable	(In thousands)

Fixed rate mortgage loans	$551,647	$371,077
Unamortized (unaccreted) net premium discount on mortgage notes payable	(22,754)	6,360
Total	$528,893	$377,437

The weighted average interest rate of the mortgage notes payable at December 31, 2009 and December 31, 2008 was 6.58% and 7.22%, respectively, excluding the effects of the net premium adjustment.

At December 31, 2009, our consolidated fixed rate mortgage debt includes 20 mortgage loans related to DIM with a face value of approximately $205.3 million. In accordance with the Business Combinations Topic of the FASB ASC, we were required to record these mortgages at fair value at the date of acquisition using a current market interest rate for the acquired debt. Based on market conditions at the time of the acquisition, we determined the fair market value of these mortgages to be approximately $231.3 million as compared to a face value of approximately $262.5 million at the acquisition date, resulting in a fair market value adjustment of approximately $31.2 million that is being amortized to interest expense over the remaining lives of the mortgages. As of December 31, 2009, the weighted-average life to maturity on all of the loans acquired was 5.27 years.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain of the mortgage loans contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents we will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under its revolving lines of credit or other sources of financing.  Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated.  Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition or cash flows.

In April 2009, we repaid the $171.6 million principal amount left outstanding on our $200.0 million 3.875% unsecured senior notes and settled the $100.0 million variable interest rate swap contract related to this debt for proceeds of approximately $868,000 upon its settlement.

On October 1, 2009, we repaid two of DIM’s mortgage loans. Aggregate principle balances of these loans at maturity were approximately $52.0 million, which were funded by a combination of borrowings under our line of credit and available cash. In exchange for the repayment of these loans, DIM executed two mortgage notes payable to us, one in the approximate principal amount of $39.4 million and the other in the approximate principal amount of $11.9 million, both of which mature on April 1, 2010. We also have extended a $3.0 million line of credit to DIM on which it had drawn $820,000 as of December 31, 2009. All intercompany debt, interest or other transactions between DIM and Equity One’s core operations are eliminated in consolidation.

On December 9, 2009, we issued $250 million principal amount of senior unsecured notes at a fixed interest rate of 6.25%, maturing on December 15, 2014.  Interest is payable on the notes semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2010.  The notes rank equally with all of our other unsecured and unsubordinated indebtedness and contain the customary debt covenants which are consistent with our other senior unsecured notes.  The notes are guaranteed by the guarantors of our other senior unsecured notes and the Company’s line of credit.

During the year ended December 31, 2009, we prepaid, without penalty, $14.4 million in mortgage loans.

Our outstanding unsecured senior notes at December 31, 2009 and December 31, 2008 consist of the following:

	December 31,
	2009	2008
	(In thousands)
Unsecured Senior Notes Payable
Fair value of interest rate swap	$-	$949
3.875% Senior Notes, due 4/15/09	-	176,185
7.84% Senior Notes, due 1/23/12	10,000	10,000
6.25% senior notes, due 12/15/14	250,000	-
5.375% Senior Notes, due 10/15/15	107,505	117,000
6.0% Senior Notes, due 9/15/16	105,230	106,500
6.25% Senior Notes, due 1/15/17	101,403	115,000
6.0% Senior Notes, due 9/15/17	116,998	132,279

Total	$691,136	$657,913

Our unamortized/unaccreted (discount)/premium on our mortgage notes payable and notes payable at December 31, 2009 and December 31, 2008 consists of the following:

Unamortized/unaccreted premium / (discount)	December 31,
	2009	2008
	(In thousands)

Mortgage notes payable	$(22,755)	$6,360
Unsecured senior notes payable	(3,137)	(1,135)
	$(25,892)	$5,225

The weighted average interest rate of the unsecured senior notes at December 31, 2009 and 2008 was 6.10% and 5.66%, respectively.

During the year ended December 31, 2009, we purchased $44.2 million of our outstanding unsecured senior notes, with varying maturities, which generated a gain on the early extinguishment of debt of $12.3 million for the year ended December 31, 2009.

The indentures under which our unsecured senior notes were issued have several covenants which limit our ability to incur debt, require us to maintain an unencumbered assets ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with, any other entity.  These notes have been guaranteed by most of our subsidiaries.

The following table provides a su mmary of our unsecured revolving lines of credit balances at December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
Unsecured Revolving Credit Facilities	(In thousands)

Wells Fargo	$-	$35,500
City National Bank	-	-

Total	$-	$35,500

On October 17, 2008, we amended and restated our credit agreements with a syndicate of banks to provide for a $227.0 million unsecured revolving credit facility that replaced our existing facility that would have expired in January 2009. The amended facility bears interest at our option at (i) applicable LIBOR plus 1.00% to 1.70%, depending on the credit ratings of our senior unsecured notes, or (ii) daily LIBOR plus 3.0%. The amended facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $35.0 million swing line facility for short term borrowings and a $20.0 million letter of credit commitment. Subject to the terms and conditions in the amended credit agreement the total commitments under the facility may be increased up to a total of $400.0 million. The amended facility expires on October 17, 2011, with a one year extension option.  In addition, the amended facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, fixed charge coverage ratios, unencumbered properties, and permitted investments. If a default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of December 31, 2009, we had no amounts drawn on this credit facility. The facility also provides for the issuance of letters of credit, of which there were $6.6 million issued at December 31, 2009. In February 2010, we exercised an accordion feature under our line to increase the total commitment by $45.0 million to $272.0 million with the addition of two financial institutions who provided commitments under that facility.

We also have a $15.0 million unsecured credit facility with City National Bank of Florida, on which there was no outstanding balance as of December 31, 2009 and December 31, 2008. This facility also provides for the issuance of $527,000 in outstanding letters of credit. In addition, we also have a $55,000 outstanding secured letter of credit with Bank of America.

As of December 31, 2009, the maximum availability under the various credit facilities was approximately $242.0 million net of outstanding balances and letters of credit and subject to the covenants in the loan agreements.

Principal maturities (including scheduled amortization payments) of the notes payable as of December 31, 2009 are as follows:

Principal Maturities for the Year Ending December 31,	Amount
(In thousands)
2010	$71,104
2011	81,008
2012	66,012
2013	65,148
2014	284,653
Thereafter	674,858
Total	$1,242,783

Interest costs incurred, excluding amortization/accretion of discount/premium, were $72.7 million, $65.7 million and $72.4 million in the years ended December 31, 2009, 2008, 2007, respectively, of which $1.4 million, $2.9 million and $3.2 million were capitalized, respectively.

8.	Securities

Our investments in securities are classified as available-for-sale and recorded at fair value based on current market prices. Temporary changes in the fair value of the equity and debt investments are included in our consolidated balance sheets under accumulated other comprehensive income.  If a decline in fair value is determined to be other than temporary, then an impairment charge is recognized in earnings. We evaluate our investments in available-for-sale securities for other-than-temporary declines each reporting period in accordance with applicable accounting standards. All gains and losses on the sale of our securities are measured through specific identification.

During the year end December 31, 2009, $105.5 million of short term debt securities matured and $27.8 million of debt securities were sold prior to maturity at a net gain of approximately $35,000. Interest earned on these securities was approximately $2.7 million during the year ended December 31, 2009.

During 2009, we purchased and subsequently sold an equity investment in Ramco-Gershenson Properties Trust (“Ramco”). Our 1.8 million share investment was acquired during the first quarter of 2009 at an average price of $5.04 per share and sold at an average price of $8.59 per share, generating a gain of $6.3 million in the third quarter of 2009. We also recognized $828,000 in dividend income from Ramco during the year.

During 2009, we purchased and subsequently sold an equity investment in another publicly traded REIT. Our 100,000 share investment was acquired during the first quarter of 2009 at an average price of $11.08 per share and sold at an average price of $11.04 per share generating a loss of approximately $7,000 in the second quarter of 2009. We also recognized $44,000 in dividend income from this investment during the year.

As of December 31, 2009, we had approximately $820,000 invested in other equity securities classified as available-for-sale.

The following table reflects the gross unrealized gains and losses and fair value of our investments with unrealized losses that are not deemed other-than-temporarily impaired at December 31, 2009 and December 31, 2008:

	December 31, 2009			December 31, 2008
	(In thousands)			(In thousands)
Investment	Fair Value	Realized Loss	Unrealized Gain	Fair Value	Realized Loss	Unrealized Loss
Equity securities	$820	$-	$345	$32,210	$(33,171)	$(16,446)
Debt securities	-	-	-	128,375	-	(4,838)
	$820	$-	$345	$160,585	$(33,171)	$(21,284)

9.	Impairment Loss

Goodwill

The provisions of the Intangibles-Goodwill and Other Topic of the FASB ASC require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment and require reporting units to be identified for the purpose of assessing potential future impairments of goodwill. The carrying value of goodwill and indefinite-lived intangibles is considered impaired when their fair value, as established by appraisal or based on discounted future cash flows of certain related properties, is less than their carrying value. During the fourth quarter of 2009, we performed our annual review of goodwill for impairment.  We projected future cash flows for all properties with goodwill using a ten year hold period and assumed sale at year ten using a projected capitalization rate. Fair value was then determined by applying a risk-adjusted discount rate, which varied by property, to the future estimated cash flows for each property.  If the carrying amount of the project exceeded the estimated fair value (including the projected sale using a capitalization rate) from the property, an impairment charge was recognized to reduce the carrying value of the project to fair value.  Two properties were determined to have goodwill impairments; accordingly $369,000 was recorded in impairment loss. Seven properties were determined to have goodwill impairments in 2008, resulting in $532,000 of impairment loss.

Construction in progress

At December 31, 2009, we reviewed the construction projects in place on a project-by-project basis in accordance with the Property, Plant, and Equipment Topic of the FASB ASC. We measured the recoverability of assets by comparing the carrying amount of an asset to its estimated future undiscounted cash flows.  For the purpose of this analysis, we used  current development plans and management’s intention with regard to future development assumptions, including estimated cash flows required to complete construction, estimated timing to reach stabilized net operating income, hold period for the asset subsequent to reaching stabilized net operating income before sale, and the projected sale price using an assumed capitalization rate.  No impairments were recognized on our projects under development in the years ended December 31, 2009 or 2007. We recognized $3.8 million of impairment losses in 2008 related to two redevelopment projects that we elected not to pursue.

10.	Consolidating Financial Information

Most of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facility. The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet As of December 31, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$1,007,214	$272,205	$982,706	-	$2,262,125
Investment in affiliates	628,310	-	-	(628,310)	-
Other assets	185,166	18,903	133,343	(147,217)	190,195
Total Assets	$1,820,690	$291,108	$1,116,049	$(775,527)	$2,452,320
LIABILITIES
Mortgage notes payable	$55,060	$44,054	$597,461	$(144,928)	$551,647
Unsecured revolving credit facilities	-	-	820	(820)	-
Unsecured senior notes payable	691,136	-	-	-	691,136
Unamortized/unaccreted (discount)/premium on notes payable	(2,638)	13	(23,267)	-	(25,892)
Other liabilities	27,983	6,488	113,725	(1,469)	146,727
Total Liabilities	771,541	50,555	688,739	(147,217)	1,363,618
Redeemable noncontrolling interest	-	-	-	989	989
STOCKHOLDERS’ EQUITY	1,049,149	240,553	427,310	(629,299)	1,087,713
Total Liabilities and Stockholders' Equity	$1,820,690	$291,108	$1,116,049	$(775,527)	$2,452,320

Condensed Balance Sheet As of December 31, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$1,019,154	$274,587	$484,992	$-	$1,778,733
Investment in affiliates	628,309	-	-	(628,309)	-
Other assets	184,561	17,408	55,561	-	257,530
Total Assets	$1,832,024	$291,995	$540,553	$(628,309)	$2,036,263
LIABILITIES
Mortgage notes payable	$57,491	$49,951	$263,635	$-	$371,077
Unsecured revolving credit facilities	35,500	-	-	-	35,500
Unsecured senior notes payable	657,913	-	-	-	657,913
Unamortized/unaccreted (discount)/premium on notes payable	(316)	37	5,504	-	5,225
Other liabilities	37,219	5,067	13,775	-	56,061
Total Liabilities	787,807	55,055	282,914	-	1,125,776
Redeemable noncontrolling interest	-	-	-	989	989
STOCKHOLDERS’ EQUITY	1,044,217	236,940	257,639	(629,298)	909,498
Total Liabilities and Stockholders' Equity	$1,832,024	$291,995	$540,553	$(628,309)	$2,036,263

Condensed Statement of Operations for the year ended December 31, 2009	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$101,066	$27,888	$81,114	$-	$210,068
Expense recoveries	26,887	8,702	22,379	-	57,968
Percentage rent	659	202	818	-	1,679
Management and leasing services	194	1,481	-	-	1,675
Total revenue	128,806	38,273	104,311	-	271,390
EQUITY IN SUBSIDIARIES' EARNINGS	50,846	-	-	(50,846)	-
COSTS AND EXPENSES:
Property operating	37,324	8,477	32,277	-	78,078
Rental property depreciation and amortization	25,342	6,354	30,435	-	62,131
General and administrative	30,996	3,536	4,303	-	38,835
Total costs and expenses	93,662	18,367	67,015	-	179,044
INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	85,990	19,906	37,296	(50,846)	92,346
OTHER INCOME AND EXPENSES:
Investment income	12,377	6	19	(2,247)	10,155
Equity in income in unconsolidated joint ventures	-	(88)	-		(88)
Other income	1,503	-	-		1,503
Interest expense	(34,407)	(3,216)	(38,074)	2,247	(73,450)
Amortization of deferred financing fees	(1,234)	(75)	(211)	-	(1,520)
Gain on sale of real estate	-	-	27,501	-	27,501
Gain on extinquishment of debt	12,286	-	59	-	12,345
Impairment loss	(369)	-	-	-	(369)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	76,146	16,533	26,590	(50,846)	68,423
Income tax benefit of taxable REIT subsidiaries	-	1,547	3,470	-	5,017
INCOME FROM CONTINUING OPERATIONS	76,146	18,080	30,060	(50,846)	73,440
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	596	192	20	-	808
Gain on disposal of income producing property	4,633	1,869	625	-	7,127
Income from discontinued operations	5,229	2,061	645	-	7,935
NET INCOME	81,375	20,141	30,705	(50,846)	81,375

Net Income attributable to noncontrolling interest	2,442	-	-	-	2,442
NET INCOME ATTRIBUTABLE TO EQUITY ONE	$83,817	$20,141	$30,705	$(50,846)	$83,817

Condensed Statement of Operations for the year ended December 31, 2008	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$101,978	$31,516	$48,504	$-	$181,998
Expense recoveries	26,210	9,483	16,068	-	51,761
Percentage rent	779	205	917	-	1,901
Management and leasing services	-	1,789	-	-	1,789
Total revenue	128,967	42,993	65,489	-	237,449
EQUITY IN SUBSIDIARIES' EARNINGS	23,931	-	-	(23,931)	-
COSTS AND EXPENSES:
Property operating	33,041	8,060	23,097	-	64,198
Rental property depreciation and amortization	25,774	6,997	12,667	-	45,438
General and administrative	26,610	4,891	456	-	31,957
Total costs and expenses	85,425	19,948	36,220	-	141,593
INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	67,473	23,045	29,269	(23,931)	95,856
OTHER INCOME AND EXPENSES:
Investment income	4,216	30	5,974	-	10,220
Equity in income in unconsolidated joint ventures	-	108	-	-	108
Other income	752	-	215	-	967
Interest expense	(41,393)	(4,753)	(14,705)	-	(60,851)
Amortization of deferred financing fees	(1,430)	(75)	(124)	-	(1,629)
Gain on sale of real estate	204	13,916	7,422	-	21,542
Gain on extinquishment of debt	6,473	-	-	-	6,473
Impairment loss	(2,249)	(71)	(35,177)	-	(37,497)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	34,046	32,200	(7,126)	(23,931)	35,189
Income tax benefit of taxable REIT subsidiaries	-	(1,015)	-	-	(1,015)
INCOME FROM CONTINUING OPERATIONS	34,046	31,185	(7,126)	(23,931)	34,174
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	962	324	105	-	1,391
Loss on disposal of income producing property	-	-	(557)	-	(557)
Income from discontinued operations	962	324	(452)	-	834
NET INCOME	$35,008	$31,509	$(7,578)	$(23,931)	$35,008
Net Income attributable to noncontrolling interest	-	-	-	-	-
NET INCOME ATTRIBUTABLE TO EQUITY ONE	$35,008	$31,509	$(7,578)	$(23,931)	$35,008

Condensed Statement of Operations for the year ended December 31, 2007	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$101,610	$34,118	$52,317	$-	$188,045
Expense recoveries	26,606	10,106	16,441	-	53,153
Percentage rent	746	324	1,031	-	2,101
Management and leasing services	-	1,163	-	-	1,163
Total revenue	128,962	45,711	69,789	-	244,462
EQUITY IN SUBSIDIARIES' EARNINGS	56,825	-	-	(56,825)	-
COSTS AND EXPENSES:
Property operating	31,016	8,880	22,941	-	62,837
Rental property depreciation and amortization	24,585	7,595	13,721	-	45,901
General and administrative	22,732	5,075	118	-	27,925
Total costs and expenses	78,333	21,550	36,780	-	136,663
INCOME BEFORE OTHER INCOME AND EXPENSE AND DISCONTINUED OPERATIONS:	107,454	24,161	33,009	(56,825)	107,799
OTHER INCOME AND EXPENSES:
Investment income	1,157	16	6,035		7,208
Other income	310	-	-		310
Interest expense	(46,531)	(5,832)	(14,157)		(66,520)
Amortization of deferred financing fees	(1,493)	(75)	(110)		(1,678)
Loss on sale of fixed assets	(283)	-	-		(283)
Gain on sale of real estate	1,028	-	990		2,018
Impairment loss	-	-	(430)		(430)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	61,642	18,270	25,337	(56,825)	48,424
Income tax benefit of taxable REIT subsidiaries	-	272	-		272
INCOME FROM CONTINUING OPERATIONS	61,642	18,542	25,337	(56,825)	48,696
DISCONTINUED OPERATIONS:
Operations of income-producing properties sold or held for sale	1,321	1,554	(1,591)	-	1,284
Gain on disposal of income producing property	6,422	10,305	2,678	-	19,405
Income from discontinued operations	7,743	11,859	1,087	-	20,689
NET INCOME	$69,385	$30,401	$26,424	$(56,825)	$69,385
Net Income attributable to noncontrolling interest	-	-	-	-	-
NET INCOME ATTRIBUTABLE TO EQUITY ONE	$69,385	$30,401	$26,424	$(56,825)	$69,385

Condensed Statement of Cash Flows for the year ended December 31, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$19,990	$12,154	$64,150	$96,294
INVESTING ACTIVITIES:
Additions to and purchases of rental properties	(4,356)	(7,669)	(107,429)	(119,454)
Land held for development	-	(26,920)	-	(26,920)
Additions to construction in progress	(4,527)	(49)	(7,233)	(11,809)
Proceeds from disposal of real estate and rental properties	11,837	3,144	889	15,870
Investment in joint ventures	(400)	-	-	(400)
Advances to joint ventures	164	-	-	164
Distributions of capital from joint ventures	107	-	-	107
Increase in deferred leasing costs	(2,582)	(392)	(3,056)	(6,030)
Proceeds from sale of securities	152,008	-	-	152,008
Purchase of securities	(10,867)	-	-	(10,867)
Advances to subsidiaries, net	(104,601)	(22,723)	127,324	-
Investment in consolidated subsidiary	(956)	-	-	(956)
Net cash provided by (used in) investing activities	35,827	(54,609)	10,495	(8,287)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(2,465)	(5,897)	(73,375)	(81,737)
Net repayments borrowings under revolving credit facilities	(40,694)	5,194	(1,270)	(36,770)
Repayment from senior debt	(687)	(202,795)	-	(203,482)
Proceeds from Senior debt borrowings	-	247,840	-	247,840
Proceeds from issuance of common stock	132,488	-	-	132,488
Repurchase of common stock	(5,425)	-	-	(5,425)
Stock issuance cost	(4,266)	-	-	(4,266)
Change in deferred financing costs	-	(1,887)	-	(1,887)
Cash dividends paid to stockholders	(94,010)	-	-	(94,010)
Net cash (used in) financing activities	(15,059)	42,455	(74,645)	(47,249)
NET INCREASE IN CASH AND CASH EQUIVALENTS	40,758	-	-	40,758
CASH ACQUIRED THROUGH ACQUISITION	1,857	-	-	1,857
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,355	-	-	5,355
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$47,970	$-	$-	$47,970

Condensed Statement of Cash Flows for the year ended December 31, 2008	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(15,776)	$72,178	$30,229	$86,631
INVESTING ACTIVITIES:
Additions to and purchases of rental properties	(957)	(5,551)	(3,206)	(9,714)
Land held for development	-	(87)	-	(87)
Additions to construction in progress	(5,820)	(17,380)	(7,247)	(30,447)
Proceeds from disposal of rental properties	550	176,855	14,500	191,905
Decrease in cash held in escrow	54,460	-	-	54,460
Investment in joint ventures	(4,410)	(12,768)	-	(17,178)
Advances to joint ventures	(265)	-	-	(265)
Distributions of capital from joint ventures	2,966	-	-	2,966
Increase in deferred leasing costs	(1,952)	(2,575)	(1,409)	(5,936)
Additions to notes receivable	(3)	-	-	(3)
Proceeds from repayment of notes receivable	13	4	5	22
Proceeds from sale of securities	250	-	-	250
Purchase of securities	(134,667)	-	-	(134,667)
Advances to affiliates	176,346	(177,064)	718	-
Net cash provided by (used in) investing activities	86,511	(38,566)	3,361	51,306
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(9,775)	(33,612)	(34,929)	(78,316)
Borrowings under mortgage notes	65,000	-	-	65,000
Net repayments under revolving credit facilities	(1,500)	-	-	(1,500)
Repayment of senior debt	(81,518)	-	-	(81,518)
Change in deferred financing costs	(4,119)	-	1,341	(2,779)
Proceeds from issuance of common stock	57,102	-	-	57,102
Stock issuance cost	(2,161)	-	-	(2,161)
Cash dividends paid to stockholders	(89,611)	-	-	(89,611)
Distributions to noncontrolling interest	(112)	-	-	(112)
Net cash (used in) financing activities	(66,694)	(33,612)	(33,588)	(133,895)
Net increase in cash and cash equivalents	4,041	-	-	4,041
Cash and cash equivalents at beginning of the year	1,313	-	-	1,313
Cash and cash equivalents at end of the year	$5,354	$-	$-	$5,354

Condensed Statement of Cash Flows for the year ended December 31, 2007	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(17,171)	$95,255	$28,932	$107,016
INVESTING ACTIVITIES:
Additions to and purchases of rental property	(2,421)	(106,323)	1,157	(107,587)
Land held for development	-	(2,529)	(122)	(2,651)
Additions to construction in progress	(58)	(14,256)	(898)	(15,212)
Proceeds from disposal of rental properties	29,833	37,793	3,647	71,273
Increase in cash held in escrow	(52,913)	-	-	(52,913)
Increase in deferred leasing costs	(3,884)	-	-	(3,884)
Additions to notes receivable	-	(14)	-	(14)
Proceeds from repayment of notes receivable	4,706	26	13	4,745
Proceeds from sale of securities	2,822	-	-	2,822
Purchase of securities	(1,181)	-	-	(1,181)
Advances from (to) affiliates	22,271	(3,157)	(19,114)	-
Net cash (used in) investing activities	(825)	(88,460)	(15,317)	(104,602)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,860)	(6,795)	(13,615)	(22,270)
Net repayments under revolving credit facilities	(39,500)	-	-	(39,500)
Proceeds from senior debt offerings	148,874	-	-	148,874
Cash paid for settlement of interest rate contracts	(2,498)	-	-	(2,498)
Change in deferred financing costs	(878)	-	-	(878)
Proceeds from issuance of common stock	3,882	-	-	3,882
Cash dividends paid to stockholders	(88,599)	-	-	(88,599)
Distributions to noncontrolling interest	(112)	-	-	(112)
Net cash provided by (used in) financing activities	19,309	(6,795)	(13,615)	(1,101)

Net increase in cash and cash equivalents	1,313	-	-	1,313
Cash and cash equivalents at beginning of the period	-	-	-	-
Cash and cash equivalents at end of the period	$1,313	$-	$-	$1,313

The condensed statement of cash flows presented above excludes intercompany cash flows associated with borrowings between entities.

11.	Discontinued Operations

Pursuant to the Property, Plant, and Equipment Topic of the FASB ASC, the accompanying statements of operations have been retrospectively adjusted to reflect the classification of discontinued operations. The summary selected operating results for income-producing properties disposed of as of December 31, 2009, 2008 and 2007 with no significant continuing involvement, are as follows:

	2009	2008	2007
	(In thousands)

Rental Revenue	$903	$1,812	$10,357
Expenses
Property operating expenses	41	227	3,452
Rental property depreciation and amortization	54	148	1,613
Other income and expense	-	46	4,008
Operations of income-producing properties sold	$808	$1,391	$1,284

As a result of our significant continuing involvement following the sale of the properties to the GRI Venture during 2008, the operating results of these properties are included in income from continuing operations up to the time of sale.

	2009	2008	2007
	(In thousands)

Rental Revenue	$-	$7,661	$18,453
Expenses
Property operating expenses	-	2,152	5,093
Rental property depreciation and amortization	-	1,572	3,701
Interest expense	-	1,491	2,740
Other (income) expense	-	(2)	(2)
Operations of income-producing properties sold	$-	$2,448	$6,921

The results of operations of these properties (in which we maintained continuing involvement) for the periods following the date of sale have not been consolidated, but have been accounted for under the equity method of accounting.

12.	Investments in Unconsolidated Joint Ventures

As of December 31, 2009, our investment in unconsolidated real estate joint ventures, which is presented net of the deferred gain of approximately $2.9 million associated with the disposition of assets to the GRI Venture, was $11.2 million and was composed of $8.3 million related to the GRI Venture and $2.9 million related to the DRA Venture.

Equity in gains (losses) from these joint ventures totaled approximately ($88,000) and $108,000 for the years ended December 31, 2009 and 2008, respectively. Fees paid to us associated with these joint ventures totaled approximately $1.3 million and $773,000 for the years ended December 31, 2009 and 2008, respectively.

The following is a summary of our investments in unconsolidated joint ventures (in thousands):

	Location	Ownership	December 31, 2009	December 31, 2008

GRI Venture	GA, SC, FL	10.0%	$8,518	$8,744
DRA Venture	FL	20.0%	3,006	3,001
Total investments in and advances to unconsolidated joint ventures			$11,524	$11,745

13.	Stockholders’ Equity and Earnings Per Share

Equity

During each of the first three quarters of 2009, our Board of Directors declared cash dividends of $0.30 per share on our common stock. These dividends were paid in March 2009, June 2009 and September 2009. On November 4, 2009, the Board of Directors revised our dividend policy and declared a cash dividend of $0.22 per share of our common stock for the quarter ending December 31, 2009, payable on that date to stockholders of record on December 15, 2009. The $0.22 per share dividend represents an annualized rate of $0.88 per share compared to the previous annual dividend of $1.20 per share.

In April 2009, we sold an aggregate of approximately 9.1 million shares of our common stock in a public offering and a concurrent private placement. The shares were sold to the public and in the private placement at $14.30 per share. The private placement was effected under a common stock purchase agreement with an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the chairman of our Board of Directors. Under the purchase agreement, Gazit’s affiliate purchased approximately 2.4 million shares of our common stock. In connection with the purchase agreement, we also executed a registration rights agreement granting the buyer customary demand and “piggy-back” registration rights. The offerings resulted in net cash proceeds to us of approximately $126.2 million.

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

During the year ended December 31, 2009, we repurchased and retired 461,969 shares of our common stock at an average price of $11.75.

Earnings per Share

The following summarizes the calculation of basic earnings per share (“EPS”) and provides  a reconciliation of the amounts of net income and shares of common stock used in calculating basic EPS for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Income from continuing operations	$73,440	$34,174	$48,696
Net loss attributable to noncontrolling interest	2,442	-	-
Allocation of continuing operations income to restricted share awards	(435)	(219)	(404)
Income from continuing operations attributable to common shareholders	75,447	33,955	48,292
Income from discontinued operations	7,935	834	20,689
Allocation of discontinued operations income to restricted share awards	(46)	(5)	(54)
Income from discontinued operations attributable to common shareholders	7,889	829	20,635
Net income available to common stockholders	$83,336	$34,783	$68,927

Weighted Average Shares Outstanding — Basic	83,290	74,075	73,091

Basic earnings per share attributable to the common shareholders:

Income from continuing operations	$0.91	$0.46	$0.66
Income from discontinued operations	0.09	0.01	0.28
Net income	$1.00	$0.47	$0.94

The following summarizes the calculation of diluted EPS  and provides a reconciliation of the amounts of net income and shares of common stock used in calculating diluted EPS for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Income from continuing operations	$73,440	$34,174	$48,696
Net loss attributable to noncontrolling interest	2,442	-	-
Income from continuing operations attributable to Equity One, Inc.	75,882	34,174	48,696
Allocation of earnings (losses) to restricted share awards	(435)	(219)	(249)
Allocation of earnings associated with DIM contingent shares	(634)	-	-
Allocation of continuing operations income (loss) to restricted share awards	(1)	-	-
Income from continuing operations attributable to common shareholders	74,812	33,955	48,446
Income from discontinued operations	7,935	834	20,689
Allocation of discontinued operations income to restricted share awards	(1)	-	-
Income from discontinued operations attributable to common shareholders	7,934	834	20,689
Net income available to common stockholders	$82,746	$34,789	$69,135

Weighted Average Shares Outstanding — Basic	83,290	74,075	73,091
Stock options using the treasury method	51	23	77
Contingent shares to be issued for DIM stock	516	-	-
Subtotal	567	23	77

Diluted earnings per share - weighted average shares	83,857	74,098	73,168

Diluted earnings per share attributable to common shareholders:

Income from continuing operations	$0.89	$0.46	$0.66
Income from discontinued operations	0.09	0.01	0.28
Net income	$0.99	$0.47	$0.94

Note: Diluted EPS for the year ended December 31, 2009 does not foot due to the mathematical rounding of the individual calculations.

Options to purchase 1.5 million, 900,403, and 116,660 shares of common stock at prices ranging from $16.61 to $28.05, $23.03 to $28.05, $26.41 to $28.05 per share were outstanding at December 31, 2009, 2008, and 2007, respectively, but were not included in the computation of diluted EPS because the option price was greater than the average market price of common shares.

14.	Noncontrolling Interest

Noncontrolling interest generally represents the portion of equity that we do not own in those entities that we consolidate. In December 2007, FASB issued new provisions required under the Consolidation Topic of the FASB ASC, which, commencing with financial periods beginning after January 1, 2009, require additional financial statement presentation and disclosure items which we have included in the accompanying condensed consolidated financial statements.

We are involved in the following investment activities in which we have a controlling interest:

On January 1, 1999, Equity One and (Walden Woods Inc.), a wholly-owned subsidiary of ours, entered into a limited partnership as a general partner.  Walden Woods Village, an income-producing shopping center, was contributed by its owners (the “Noncontrolling Partners”), and we contributed 93,656 shares of our common stock to the limited partnership at an agreed-upon price of $10.30 per share.  Under the terms of the agreement, the Noncontrolling Partners do not share in any earnings of the partnership, except to the extent of dividends received by the partnership for the shares originally contributed by us.

Based on the per-share price and the net value of property contributed by the Noncontrolling Partners, the limited partners received 93,656 partnership units.  We have entered into a redemption agreement with the Noncontrolling Partners whereby the Noncontrolling Partners can request that we purchase their partnership units at a price of $10.30 per unit at any time before January 1, 2014.

In accordance with the Distinguishing Liabilities subtopic from the Equity Topic of the FASB ASC, the value of the redeemable noncontrolling interest of  $989,000 is  presented in the mezzanine section of our balance sheet, separate from permanent equity, until the earlier of January 1, 2014 or upon election by the Noncontrolling  Partners to redeem their partnership units.

We have also entered into a conversion agreement with the Noncontrolling Partners pursuant to which, following notice, the Noncontrolling Partners can convert their partnership units into our common stock. The Noncontrolling Partners have not exercised their redemption or conversion rights, and their noncontrolling interest remains valued at $989,000.

We have controlling interests in two joint ventures that, together, own our Sunlake development project.  We have funded all of the acquisition costs, are required to fund any necessary development and operating costs, receive an 8% preferred return on our advances, have reimbursement rights of all capital outlays upon disposition of the property, and are entitled to 60% of the profits thereafter.  The Noncontrolling Partners are not required to make contributions and, to date, have not contributed any capital.  Noncontrolling interest will not be recorded until the equity in the property surpasses our capital expenditures and cumulative preferred return.

As of December 31, 2009, we owned 5.4 million ordinary shares of DIM (or depository receipts related thereto), representing approximately 65.3% of DIM’s total outstanding ordinary shares, and have voting control over an additional 766,000 ordinary shares, which, together with the shares owned, represents voting control over 74.7% of DIM’s total outstanding ordinary shares. Noncontrolling interest was recorded based on the noncontrolling market capitalization at the date we consolidated DIM and is adjusted for any additional shares purchased on or prior to December 31, 2009.

15.	Share-Based Compensation and Other Benefit Plans

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

Options

As of December 31, 2009, we have options outstanding under four share-based payment plans.  The 2000 Plan authorized the grant of options, common stock and other share-based awards for up to 8.5 million shares of common stock, of which 2.9 million shares are available for issuance.  The IRT Property Company 1998 Long Term Incentive Plan similarly authorized the grant of options, common stock and other share-based awards for up to 1,462,500 shares of common stock, of which no shares are available for issuance.  Our 1995 Stock Option Plan authorized the grant of option awards for up to 1.0 million shares of common stock, all of which have been issued.  The IRT Property Company 1989 Stock Option Plan authorized the grant of stock options and other share-based awards for up to 956,250 shares of common stock, of which no shares are available for issuance. In addition, in connection with the initial employment of Jeffrey S. Olson, our Chief Executive Officer, we issued Mr. Olson options to purchase 364,660 shares of common stock.

The term of each award is determined by our compensation committee, but in no event can be longer than ten years from the date of the grant.  The vesting of the awards is determined by the committee, in its sole and absolute discretion, at the date of grant of the award.  Dividends are paid on unvested shares of restricted stock, which makes the restricted stock a participating security under the Earnings Per Share Topic of the FASB ASC.  Certain options and share awards provide for accelerated vesting if there is a change in control, as defined in the 2000 Plan.

The fair value of each option award during 2009 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model.  Expected volatilities, dividend yields, employee exercises and employee terminations are primarily based on historical data.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and charges to expense such amounts to earnings ratably over the vesting period. For grants with a graded vesting schedule we have elected to recognize compensation expense on a straight-line basis.

The following table reports stock option activity for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding at the beginning of the year	2,475	$23.32	2,325	$23.85	2,437	$22.82
Granted	780	13.37	711	20.84	305	23.40
Exercised	(179)	12.23	(150)	16.09	(412)	17.36
Forfeited or expired	(314)	22.90	(411)	24.99	(5)	27.28
Outstanding at the end of the year	2,762	$21.28	2,475	$23.32	2,325	$23.85

Exercisable at the end of year	1,479	$23.60	922	$24.26	678	$22.29

Weighted average fair value of options granted during the year		$1.26		$2.14		$3.43

The total cash or other consideration received from options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.2 million, $259,900 and $3.8 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $398,000, $1.4 million and $3.9 million, respectively. Options exercisable at December 31, 2009 had no aggregate intrinsic value.

The fair value of each option grant was estimated on the grant date using the Black-Scholes pricing model for grants issued after January 1, 2009 and for options issued before January 1, 2009 with the following assumptions for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Dividend Yield	5.4% - 10.4%	4.9% - 7.2%	5.1%
Risk-free interest rate	2.0% - 3.0%	1.7% - 3.4%	4.1% - 4.9%
Expected option life (years)	5.8 - 7.0	5.8 - 6.3	4.3
Expected volatility	25.8% - 29.2%	21.0% - 23.2%	20.0% - 22.0%

The options were granted with an exercise price equivalent to the current stock price on the grant date or the ten-day average of the stock price prior to the grant date.

Restricted Stock Grants

Our compensation committee grants restricted stock to our officers, directors, and other employees.  Vesting periods for the restricted stock are determined by our compensation committee.  We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and expense such amounts ratably over the vesting period.  As of December 31, 2009, we had 262,801 shares of non-vested restricted stock grants outstanding.

The following table provides a summary of unvested restricted stock activity during the year ended December 31, 2009:

	Unvested Shares	Weighted-Average Price
	(In thousands)

Unvested at December 31, 2008	385	$24.79
Granted	113	13.93
Vested	(232)	23.22
Forfeited	(3)	26.33
Unvested at December 31, 2009	263	$21.51

As of December 31, 2009, there was $6.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans.  This cost is expected to be recognized over a weighted-average period of 1.5 years.  The total vesting-date value of the shares that vested during the year ended December 31, 2009 was $3.5 million.

401(k) Plan

We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law.  We match 100% of each employee’s contribution up to 3.0% of the employee’s annual compensation and, thereafter, match 50% of the next 3.0% of the employee’s annual compensation. Employee’s contributions and our matching contributions vest immediately. Our contributions to the 401(k) Plan for the years ended December 31, 2009, 2008 and 2007 were $302,000, $263,000, and $249,000, respectively. Effective January 1, 2007, the 401(k) Plan discontinued purchasing publicly traded shares of our common stock as matching contributions.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which was previously implemented in October 2004, our employees, including our directors who are employees, are eligible to participate in quarterly plan offerings in which payroll deductions may be used to purchase shares of  our common stock.  The purchase price per share is 90% of the average closing price per share of our common stock on the NYSE on the five trading days that immediately precede the date of purchase, provided, however, that in no event shall the exercise price per share of common stock on the exercise date of an offering period be less than the lower of (i) 85% of the market price on the first day of the offering period or (ii) the market price on the exercise date.

Long-Term Incentive Compensation Plans

Our CEO is eligible for long-term incentive cash compensation subject to a performance-based schedule at the end of an approximate four-year performance period. In order for him to receive compensation, our Total Shareholder Return (“Total Return”) over the performance period must exceed 6% and achieve a certain spread against the average Total Return of a defined peer group.

We determine the fair value of the Total Return grant annually based upon a Monte Carlo simulation model, and increase or decrease our liability accordingly over the vesting period. This liability totaled $743,000 at December 31, 2009 as compared to $785,000 at December 31, 2008.  The level of cash compensation available depends on the spread between our Total Return and the average Total Return of the peer group companies. This award is a level 2 liability and fair valued on a recurring basis using pricing and valuation techniques that require inputs that are observable for substantially the full term of the liability.

In October 2009, we implemented the “outperformance incentive awards program” under the 2000 Plan designed to provide the Company’s executive management team with the potential to earn equity awards subject to the Company “outperforming” and creating shareholder value in a pay-for-performance structure (“2009 EP Awards”). The 2009 EP Awards utilize total return compared to a peer group of publicly traded retail property REITs over a two-year measurement period as the performance metric and include a six-month hold period after the end of the performance measurement period before the shares can be sold as a retention tool. Recipients of the 2009 EP Awards will share in an outperformance pool if the Company’s total return, including both share appreciation and dividends, exceeds hurdles over a two-year measurement period. The 2009 EP Awards are payable in restricted stock or stock options at the executive’s election.

The 2009 EP Awards were valued at approximately $376,000 utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used the statistical formula underlying the Black-Scholes-Merton binomial formula.  We recognize compensation expense for these awards over the vesting period and during 2009 such expense approximated $188,000.

16.	Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code (“Code”), commencing with our taxable year ended December 31, 1995.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders.  Also, at least 95% of our gross income in any year must be derived from qualifying sources. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges.  It is our intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distribution to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We have distributed sufficient taxable income for the years ended December 31, 2009, 2008 and 2007; therefore, no federal income or excise taxes were incurred. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located, and for federal income and excise taxes on our undistributed taxable income.  Accordingly, the only provision for federal income taxes in our consolidated financial statements relates to our consolidated taxable REIT subsidiaries (“TRSs”).

Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit after 2005.

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
	(Estimated)	(Actual)	(Actual)

GAAP net income attributable to Equity One	$81,375	$35,008	$69,385
Net (income) loss attributable to taxable REIT subsidiaries (1)	(20,160)	29,021	(6,251)
GAAP net income from REIT operations	61,215	64,029	63,134

Book/tax difference for depreciation	2,871	3,178	669
Book/tax difference on sale of property	(3,450)	(9,687)	5,995
Book/tax difference on exercise of stock options and restricted shares	2,422	1,550	(3,486)
Book/tax difference for interest expense	(149)	(560)	(1,294)
Deferred/prepaid/above- and below-market rents, net	(205)	(2,424)	(2,560)
GAAP impairment loss	369	2,367	1,851
Subpart F income from foreign taxable REIT subsidiary	-	5,488	5,889
Deferred gain on extinguishment of debt	(12,286)	-	-
Other book/tax differences, net	(3,498)	394	(1,533)

Adjusted taxable income subject to 90% dividend requirements	$47,289	$64,335	$68,665

(1) 2009 includes gain on acquisition of controlling interest in subsidiary of $27,501, related to the consolidation of DIM and 2008 includes an impairment loss on available-for-sale securities of $32,791.

The following summarizes the tax status of dividends paid:

	Years Ended December 31,
	2009	2008	2007
Dividend paid per share	$1.12	$1.20	$1.20
Ordinary income	47.92%	56.50%	51.26%
Return of capital	48.68%	28.51%	20.41%
Capital gains	3.40%	14.99%	28.33%

Taxable REIT Subsidiaries ("TRS")

The Company is subject to federal, state and local income taxes on the income from its TRS activities, which includes IRT Capital Corporation II ("IRT"), Southeast US Holdings, BV (“Southeast”) and DIM Vastgoed N.V. (“DIM”).  IRT and Southeast are wholly owned subsidiaries. At December 31, 2009, Southeast owned an economic interest in DIM of 65.3% and voting control in DIM of 74.7%. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate tax based on its operations in the United States.  Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the prevention of double taxation on its US income.  Thus, it pays virtually no income taxes in the Netherlands.

Income taxes have been provided for on the asset and liability method as required by the Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting bases and the tax bases of the TRS assets and liabilities. A deferred tax asset valuation allowance is recorded when it has been determined that it is more-likely-than-not that the deferred tax asset will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

The Company’s taxable income for book purposes and provision for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2009, 2008, and 2007, are summarized as follows (in thousands):

	2009	2008	2007

U.S. (loss) income before income taxes	$(8,327)	$(503)	$90
Foreign income (loss) before income taxes	23,470	(27,302)	5,889
Total income (loss) before income taxes	15,143	(27,805)	5,979
Less benefit (provision ) for income taxes:
Current federal and state	90	(125)	(676)
Deferred federal and state	4,927	(890)	948
Total tax benefit (provision)	$5,017	$(1,015)	$272

Net income (loss) from taxable REIT subsidiary	$20,160	$(28,820)	$6,251

The income tax (provision) benefit differs from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

	2009	2008	2007

Federal (provision) benefit at statutory tax rate (35%/34%)	$(5,043)	$9,454	$(2,033)
State taxes, net of federal benefit	392	19	(3)
Participation exemption	-	(8,072)	1,778
Gain on acquisition of DIM	7,013	-	-
Foreign tax rate differential	2,224	(1,092)	236
Other	(721)	(65)	(169)
Valuation allowance (increase) decrease	1,152	(1,259)	463
Total tax benefit (provision)	$5,017	$(1,015)	$272

Our deferred tax assets and liabilities at December 31, 2009 and 2008, were as follows (in thousands):

	2009	2008
Deferred tax assets:
Disallowed interest	$3,040	$2,329
Other	605	44
Net operating loss	6,331	129
Valuation allowance	(183)	(1,334)
Total deferred tax assets	$9,793	$1,168

Deferred tax liabilities:
Other real estate investments	(48,663)	(2,527)
Mortgage revaluation	(10,795)	-
Other	(394)	(50)
Total deferred tax liabilities	(59,852)	(2,577)

Net deferred tax liability	$(50,059)	$(1,409)

The net deferred tax liability is included in the caption Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008. The tax deduction for interest paid by a TRS to the REIT is subject to certain limitations pursuant to Federal tax law.  Such interest may only be deducted in any tax year in which the TRS’ income exceeds certain thresholds.  Such disallowed interest may be carried forward and utilized in future years, subject to the same limitation.  At December 31, 2009, IRT had approximately $8.0 million of disallowed interest carry forwards, with a tax value of approximately $3.0 million. This carry forward does not expire.  In prior years, valuations of the operating assets held by TRS indicated that the ultimate disposition of these assets would generate sufficient taxable income to fully utilize this deduction.  At December 31, 2008, due to the economic downturn, we had determined that it is more likely than not, that IRT would not have sufficient income in the future in order to fully utilize the interest expense that had been disallowed and, accordingly, had recorded a valuation allowance of $1.2 million.  However, at December 31, 2009, we re-evaluated our position and determined that, with the implementation of various tax planning strategies, a valuation allowance would not be required. As a result, we reversed the valuation allowance during the year ended December 31, 2009. Southeast had a net operating loss carry forward of $720,000 at December 31, 2009. This carry forward begins to expire in 2016. A valuation allowance of $183,000 is provided for this asset.  At December 31, 2009, DIM had federal and state net operating loss carry forwards of $15.6 million and $16.5 million, respectively. These carry forwards begin to expire in 2027.

17.	Future Minimum Rental Income

Our properties are leased to tenants under operating leases with expiration dates extending to the year 2039.  Future minimum rents under non-cancelable operating leases as of December 31, 2009, excluding tenant reimbursements of operating expenses and percentage rent based on tenants’ sales volume are as follows:

Year Ending	Amount
(In thousands)

2010	207,275
2011	182,661
2012	152,484
2013	125,172
2014	96,871
Thereafter	342,758
Total	$1,107,221

18.	Other Income

The following table summarizes other income detail information (in thousands):

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Casualty Insurance Settlement	$1,073	$-	$-
Miscellaneous Income	231	36	63
Related Party Income	154	135	247
Forfeited Deposits	45	203	-
Easement Income	-	593	-
Legal Settlements	-	-	-
	$1,503	$967	$310

Included in other income in the year ended December 31, 2009 is $1.1 million associated with an insurance settlement related to tornado damage at one of our properties. We received $154,000 in reimbursements of costs incurred by us to provide accounting reconciliation services to Gazit Globe, Ltd, one of our principal stockholders.

19.	Commitments and Contingencies

As of December 31, 2009 and 2008, we had pledged letters of credit totaling $6.6 million and $12.9 million, respectively, as additional security for financial and other obligations.

We have committed to fund approximately $1.8 million, based on current plans and estimates, to complete pending development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities.

Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $70,000. We have operating lease agreements for office space in which we have an annual obligation of approximately $360,000. Additionally, we have lease agreements for equipment rentals which have annual obligations of $97,000.

In connection with the DIM exchange agreement, we obtained rights to acquire an additional 766,573 DIM ordinary shares (or depository receipts related thereto) on or before January 1, 2011, subject to certain conditions precedent.  Pursuant to the DIM exchange agreement, at the closing of that acquisition, we were required to issue either 536,601 shares of our common stock or pay cash in the amount of $11.50 per DIM ordinary share plus an additional cash amount based on dividends paid on shares of our common stock and DIM ordinary shares, if any, between the date of the DIM exchange agreement and the future closing.  See Note 4, Significant Acquisitions and Dispositions, for a more detailed description of the transaction, the DIM exchange agreement and the treatment of the future contingent consideration. The additional DIM ordinary shares were acquired in February 2010 in exchange for shares of our common stock.

We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of December 31, 2009 will have a material adverse effect on our financial condition results of operations or cash flows.

20.	Severance

On March 30, 2009, we announced that our former Chief Financial Officer, and our former Chief Investment Officer, agreed to terminate their employment arrangements with us.

During the year ended December 31, 2009, we recorded a one-time charge of $3.4 million related to the accelerated recognition of expenses due to the termination of these two executives’ employment. The following table outlines amounts which are based on the terms of the executives’ employment agreements.

Twelve Months Ended December 31, 2009
(In thousands)
Cash Severance Items:
Base Pay	$1,325
Bonus	902
Total cash items	2,227

Non-cash Severance Items:
Restricted Stock Accelerated Vesting	$919
Stock Option Accelerated Vesting	610
Long-term Incentive Plan Not Paid	(334)
Total non-cash items	1,195

Total	$3,422

21.	Fair Value Measurements

In September 2006, the FASB issued the Fair Value Measurements and Disclosures Topic of the FASB ASC.  The Fair Value Measurements and Disclosures Topic of the FASB ASC establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value and provides specific disclosure requirements based on the hierarchy.

Fair Value Hierarchy

The Fair Value Measurements and Disclosures Topic of the FASB ASC require the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the Fair Value Measurements and Disclosures Topic of the FASB ASC fair value hierarchy are described as follows:

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

The Fair Value Measurements and Disclosures Topic of the FASB ASC require the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements
	(In thousands)

Description	Level 1	Level 2

Available-for-sale-securities	$820	$-
Long tern incentive plan	-	743
Total	$820	$743

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

22.	Fair value of financial instruments

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

Available for Sale Securities.  The fair value estimated at December 31, 2009 and 2008 was $820,000 and $160.6 million, respectively, based on the closing market prices of the securities. The unrealized holding gain was $345,000 at December 31, 2009, compared to an unrealized holding gain of $21.3 million at December 31, 2008.

Mortgage Notes Payable. The fair value estimated at December 31, 2009 and 2008 was $561.6 million and $383.5 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amounts of these notes are approximately $551.6 million and $371.1 million for the period ended December 31, 2009 and December 31, 2008, respectively.

Unsecured Senior Notes Payable.  The fair value estimated at December 31, 2009 and 2008 was $642.0 million and $498.0 million, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amounts of these notes are approximately $691.1 million and $657.9 million for the period ended December 31, 2009 and December 31, 2008, respectively.

23.	Environmental Matters

We are subject to numerous environmental laws and regulations.  The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Where available, we have applied and been accepted into state sponsored environmental programs.  Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation; however, we have environmental insurance policies covering most of our properties. We currently have one significant environmental remediation liability on our balance sheet related to our Westbury land acquisition. See Note 4, Significant Acquisitions and Dispositions, for additional information regarding this environmental issue.  Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

24.	Subsequent Events

Pursuant to the Subsequent Events Topic of the FASB ASC, we have reviewed all subsequent events and transactions that occurred after our December 31, 2009 condensed consolidated balance sheet date through the time of filing this annual report in form 10-K.

On February 17, 2010, DIM and Equity One jointly announced that we are making a cash offer for all 2.1 million issued and outstanding DIM ordinary shares at an offer price of $7.30 per share.

25.	Quarterly Financial Data (unaudited)

	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
2009:
Total revenues	$68,957	$67,404	$66,770	$68,259
Income from continuing operations	$41,840	$10,967	$13,985	$6,648
Net income	$43,359	$14,851	$14,748	$8,417
Net income available to common shareholders	$43,836	$15,357	$15,318	$9,306

Basic per share data
Income from continuing operations	$0.55	$0.14	$0.17	$0.09
Net Income	$0.57	$0.18	$0.18	$0.11

Diluted per share data
Income from continuing operations	$0.54	$0.13	$0.17	$0.08
Net income	$0.56	$0.18	$0.17	$0.10

(1)	Reclassified to reflect the reporting of discontinued operations.

	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
2008:
Total revenues	$62,917	$60,504	$56,313	$57,715
Income (loss) from continuing operations	$20,478	$29,542	$(21,673)	$5,827
Net income (loss)	$20,854	$29,418	$(21,395)	$6,131
Net income available to common shareholders	$20,854	$29,418	$(21,395)	$6,131

Basic per share data
Income (loss) from continuing operations	$0.28	$0.40	$(0.30)	$0.08
Net Income (loss)	$0.28	$0.40	$(0.29)	$0.08

Diluted per share data
Income (loss) from continuing operations	$0.28	$0.40	$(0.30)	$0.08
Net income (loss)	$0.28	$0.40	$(0.29)	$0.08

(1)	Reclassified to reflect the reporting of discontinued operations.

EQUITY ONE, INC.

SCHEDULE III

REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2009

(in thousands of dollars)

			INITIAL COST TO COMPANY		Capitalized	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition or Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired

2400 PGA	FL	$-	$1,418	$-	$-	$1,418	1	1,419	(1)	n/a	03/20/06
4101 South I-85 Industrial	NC	-	1,619	950	274	$1,619	1,224	2,843	(237)	1956,1963	02/12/03
Alafaya Commons	FL	-	6,858	10,720	1,306	$6,858	12,026	18,885	(1,974)	1987	02/12/03
Alafaya Village	FL	3,904	1,444	4,967	550	$1,444	5,517	6,962	(622)	1986	04/20/06
Ambassador Row	LA	-	3,880	10,570	828	$3,880	11,398	15,278	(1,954)	1980	02/12/03
Ambassador Row Courtyard	LA	-	3,110	9,208	2,006	$3,110	11,214	14,324	(2,162)	1986	02/12/03
Atlantic Village	FL	-	1,190	4,760	1,277	$1,190	6,037	7,227	(2,595)	1984	06/30/95
Banco Popular Building	FL	-	3,363	1,566	551	$3,363	2,117	5,480	(293)	1971	09/27/05
Bay Pointe Plaza	FL	-	4,655	5,870	105	$4,655	5,975	10,629	(1,100)	1984	02/12/03
Beauclerc Village	FL	-	651	2,242	1,419	$651	3,661	4,312	(1,279)	1962	05/15/98
Belfair Towne Village	SC	9,958	11,238	10,037	3,975	$11,238	14,012	25,251	(2,291)	2000	12/22/03
Bird Ludlum	FL	5,853	4,088	16,318	1,270	$4,088	17,588	21,676	(6,748)	1988	08/11/94
Bluebonnet Village	LA	-	2,290	4,168	1,691	$2,290	5,859	8,149	(892)	1983	02/12/03
Bluffs Square Shoppes	FL	9,461	3,232	9,917	343	$3,232	10,260	13,491	(3,010)	1986	08/15/00
Boca Village	FL	7,653	3,385	10,174	449	$3,385	10,623	14,008	(2,719)	1978	08/15/00
Boynton Plaza	FL	6,960	2,943	9,100	257	$2,943	9,357	12,300	(2,650)	1978	08/15/00
Brawley Commons	NC	6,794	4,206	11,556	47	$4,206	11,603	15,809	(323)	1997	01/14/09
BridgeMill	GA	8,369	8,593	6,310	641	$8,593	6,950	15,543	(1,333)	2000	11/13/03
Brookside Plaza	CT	-	2,291	26,260	4,630	$2,291	30,890	33,180	(3,392)	1985	01/12/06
Buckhead Station	GA	26,213	27,138	45,277	1,021	$27,138	46,298	73,436	(3,485)	1996	03/09/07
Butler Creek	GA	-	2,808	7,648	1,831	$2,808	9,479	12,286	(2,136)	1990	07/15/03
Carolina Pavilion	NC	-	22,043	69,563	1,051	$22,043	70,614	92,657	(2,309)	2002	01/14/09
Carrollwood	FL	-	2,756	6,553	1,091	$2,756	7,644	10,400	(1,525)	1970	02/12/03
Cashmere Corners	FL	4,523	1,947	5,707	-	$1,947	5,707	7,655	(1,326)	2001	08/15/00
Centre Pointe Plaza	NC	-	2,081	4,411	757	$2,081	5,168	7,249	(989)	1989	02/12/03
Chapel Trail Plaza	FL	-	3,641	5,777	3,037	$3,641	8,814	12,455	(991)	1996	05/10/06
Charlotte Square	FL	3,123	4,155	4,414	135	$4,155	4,549	8,703	(891)	1980	02/12/03
Chastain Square	GA	3,232	10,689	5,937	118	$10,689	6,055	16,744	(1,075)	1981	02/12/03
Chelsea Place	FL	-	2,591	6,491	1,151	$2,591	7,642	10,233	(1,306)	1992	02/12/03
Chestnut Square	NC	-	1,189	1,326	3,569	$1,189	4,895	6,083	(441)	1985	02/12/03
Commerce Crossing	GA	-	2,013	1,301	403	$2,013	1,704	3,717	(570)	1988	02/12/03
Conway Crossing	FL	-	2,615	5,818	1,923	$2,615	7,741	10,356	(1,330)	2002	02/12/03
Coral Reef Shopping Center	FL	-	16,465	4,376	431	$16,465	4,808	21,273	(432)	1968	09/01/06
Corporate	FL	-	-	146	-	$-	146	146	(3)	n/a	n/a
Country Club Plaza	LA	-	1,294	2,060	16	$1,294	2,076	3,369	(365)	1982	02/12/03
Countryside Shops	FL	-	11,343	13,853	3,085	$11,343	16,938	28,281	(2,919)	1986	02/12/03
Crossroads Square	FL	-	3,592	4,401	5,774	$3,592	10,175	13,767	(1,859)	1973	08/15/00
Cutler Ridge	FL	-	1,064	326	-	$1,064	326	1,390	(33)	1972	09/14/06
CVS Plaza	FL	-	657	2,803	1,314	$657	4,117	4,774	(588)	2004	07/23/99
Daniel Village	GA	3,533	3,439	8,352	102	$3,439	8,454	11,893	(1,466)	1956	02/12/03
Dolphin Village	FL	-	17,607	10,098	242	$17,607	10,340	27,947	(1,305)	1967	01/04/06
Douglas Commons	GA	4,209	3,681	7,588	147	$3,681	7,735	11,416	(1,348)	1988	02/12/03
Dublin Village	GA	6,787	2,573	6,774	-	$2,573	6,774	9,347	(187)	2005	01/14/09
El Novillo	FL	-	250	1,000	151	$250	1,151	1,401	(443)	1970	04/30/98
Elmwood Oaks	LA	-	4,088	8,221	627	$4,088	8,848	12,936	(1,652)	1989	02/12/03
Eustis Village	FL	13,313	6,842	13,072	-	$6,842	13,073	19,914	(382)	2002	01/14/09
Fairview Oaks	GA	3,984	1,929	6,187	1,604	$1,929	7,791	9,720	(1,328)	1997	02/12/03
Forest Village	FL	4,140	3,397	3,206	2,343	$3,397	5,549	8,946	(1,316)	2000	01/28/99
Freehome Village	GA	9,889	5,224	7,032	-	$5,224	7,032	12,256	(198)	2003	01/14/09
Ft. Caroline	FL	-	701	2,800	755	$700	3,555	4,256	(1,349)	1985	01/24/94
Galleria	NC	-	1,493	3,875	898	$1,493	4,773	6,265	(794)	1986	02/12/03
Glengary Shoppes	FL	16,801	7,488	13,969	300	$7,488	14,269	21,758	(437)	1995	01/14/09
Golden Park Village	GA	7,341	3,423	6,968	-	$3,423	6,969	10,391	(194)	2000	01/14/09
Governors Town Square	GA	10,407	4,554	9,595	-	$4,554	9,594	14,148	(273)	2005	01/14/09
Grand Marche	LA	-	304	0	-	$304	-	304	-	1969	02/12/03
Grassland Crossing	GA	4,825	3,656	7,885	534	$3,656	8,419	12,075	(1,436)	1996	02/12/03
Grayson Village Shopping Ctr	GA	9,820	3,658	7,640	-	$3,658	7,640	11,298	(212)	2002	01/14/09
Greensboro Village Shopping Ct	TN	9,803	2,682	9,397	15	$2,682	9,412	12,094	(274)	2005	01/14/09
Greenwood	FL	-	4,117	10,295	2,790	$4,117	13,085	17,202	(2,255)	1982	02/12/03
Hairston Center	GA	-	1,644	642	1	$1,644	643	2,287	(71)	2000	08/25/05
Hamilton Ridge	GA	-	5,612	7,167	1,470	$5,612	8,637	14,249	(1,617)	2002	12/18/03
Hammocks Town Center	FL	11,833	16,856	11,392	479	$16,856	11,871	28,727	(352)	1987	01/14/09
Hampton Oaks	GA	-	835	0	6,143	$1,929	5,050	6,979	(11)	n/a	11/30/06
Homestead Gas Station	FL	-	1,170	-	98	$1,170	98	1,268	(2)	1959	11/08/04
Hunters Creek	FL	-	1,562	5,445	2,283	$1,562	7,728	9,290	(1,367)	1998	09/23/03
Keith Bridge Commons	GA	8,753	6,278	10,165	37	$6,278	10,202	16,480	(293)	2002	01/14/09

			INITIAL COST TO COMPANY		Capitalized	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition or Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired

Kirkman Shoppes	FL	8,934	3,222	9,714	372	$3,222	10,086	13,309	(2,861)	1973	08/15/00
Lago Mar	FL	-	4,216	6,609	1,118	$4,216	7,727	11,943	(1,322)	1995	02/12/03
Lake Mary	FL	22,712	7,092	13,878	7,790	$7,092	21,668	28,759	(6,573)	1988	11/09/95
Lake St. Charles	FL	3,580	1,497	3,768	15	$1,497	3,783	5,279	(795)	1999	09/21/01
Lancaster Plaza	SC	-	317	153	1,495	$317	1,648	1,966	(57)	1971	02/12/03
Lancaster Shopping Center	SC	-	280	120	8	$280	128	408	(25)	1963	02/12/03
Lantana Village	FL	-	1,350	7,978	915	$1,350	8,893	10,243	(2,525)	1976	01/06/98
Laurel Walk Apartments	NC	-	2,065	4,491	5	$2,065	4,496	6,560	(459)	1985	10/31/05
Loganville Town Center	GA	10,090	3,442	8,800	-	$3,442	8,800	12,242	(243)	1997	01/14/09
Lutz Lake	FL	7,328	3,619	5,199	1,155	$3,619	6,354	9,974	(1,103)	2002	02/12/03
Mableton Crossing	GA	3,478	3,331	6,403	266	$3,331	6,669	10,001	(1,167)	1997	02/12/03
Macland Pointe	GA	5,408	3,462	4,814	70	$3,462	4,884	8,346	(866)	1992	02/12/03
Madison Centre	AL	3,232	1,424	5,187	59	$1,424	5,246	6,669	(1,348)	1997	02/12/03
Magnolia Shoppes	FL	14,467	7,176	10,886	182	$7,176	11,068	18,244	(322)	1998	01/14/09
Mandarin Landing	FL	-	4,443	4,747	9,548	$4,443	14,295	18,739	(2,236)	1976	12/10/99
Mandarin Mini	FL	-	362	1,148	318	$362	1,466	1,828	(575)	1982	05/10/94
Marco Town Center	FL	7,629	3,872	11,966	739	$3,872	12,705	16,578	(3,187)	2001	08/15/00
Mariners Crossing	FL	-	1,262	4,447	2,735	$1,511	6,933	8,444	(1,250)	1989	09/12/00
Market Place	GA	-	1,667	4,078	141	$1,667	4,219	5,886	(729)	1976	02/12/03
McAlphin Square	GA	-	3,536	6,963	394	$3,536	7,357	10,893	(1,485)	1979	02/12/03
Meadows	FL	5,664	2,304	6,670	125	$2,304	6,795	9,099	(1,373)	1997	05/23/02
Medical & Merchants	FL	-	10,323	12,174	44	$10,323	12,217	22,540	(1,892)	1993	05/27/04
Middle Beach Shopping Center	FL	-	2,195	5,542	8	$2,195	5,550	7,745	(845)	1994	12/23/03
Midpoint Center	FL	6,200	5,417	6,705	2	$5,417	6,707	12,124	(553)	2002	12/08/06
Milestone Plaza	SC	-	9,868	8,711	36	$9,868	8,747	18,615	(737)	1995	08/25/06
North Village Center	SC	-	2,860	2,774	25	$2,860	2,799	5,659	(836)	1984	02/12/03
NSB Regional	FL	-	3,217	8,896	107	$3,217	9,003	12,220	(1,597)	1987	02/12/03
Oak Hill	FL	-	690	2,760	769	$690	3,529	4,219	(1,083)	1985	12/07/95
Oakbrook	FL	-	7,706	16,079	3,724	$7,706	19,801	27,507	(4,072)	1974	08/15/00
Oaktree Plaza	FL	-	1,589	2,275	206	$1,589	2,481	4,071	(242)	1985	10/16/06
Old Kings Commons	FL	-	1,420	5,005	391	$1,420	5,396	6,816	(945)	1988	02/12/03
Park Promenade	FL	-	2,670	6,444	507	$2,670	6,951	9,621	(2,378)	1987	01/31/99
Parkwest Crossing	NC	4,400	1,788	6,727	164	$1,788	6,891	8,679	(1,247)	1990	02/12/03
Paulding Commons	GA	5,487	3,848	11,985	107	$3,848	12,092	15,940	(2,119)	1991	02/12/03
Pavilion	FL	-	10,827	11,299	2,749	$10,827	14,048	24,875	(2,330)	1982	02/04/04
Piedmont Peachtree Crossing	GA	-	34,338	17,992	639	$34,338	18,631	52,969	(2,102)	1978	03/06/06
Pine Island	FL	-	8,557	12,860	246	$8,557	13,106	21,663	(3,473)	1983	08/26/99
Pine Ridge Square	FL	6,762	6,528	9,850	2,521	$6,528	12,371	18,898	(2,195)	1986	02/12/03
Plaza Acadienne	LA	-	2,108	168	43	$2,108	211	2,320	(38)	1980	02/12/03
Plaza Alegre	FL	-	2,011	9,191	396	$2,011	9,587	11,598	(2,514)	2003	02/26/02
Point Royale	FL	2,698	3,720	5,005	1,825	$3,720	6,830	10,550	(2,384)	1970	07/27/95
Powers Ferry Plaza	GA	-	3,236	5,227	520	$3,236	5,747	8,983	(1,216)	1979	02/12/03
Prosperity Centre	FL	-	4,597	13,838	769	$4,597	14,607	19,204	(3,643)	1993	08/15/00
Providence Square	NC	-	1,112	2,575	705	$1,112	3,280	4,392	(610)	1973	02/12/03
Quincy Star Market	MA	-	6,121	18,444	-	$6,121	18,444	24,566	(2,604)	1965	10/07/04
Regency Crossing	FL	-	1,982	6,524	100	$1,982	6,624	8,606	(1,168)	1986	02/12/03
Ridge Plaza	FL	-	3,905	7,450	1,541	$3,905	8,991	12,897	(2,427)	1984	08/15/00
River Green (land)	GA	-	2,587	-	805	$2,587	805	3,392	-	n/a	09/27/05
Riverside Square	FL	6,892	6,423	8,260	1,013	$6,423	9,273	15,696	(1,730)	1987	02/12/03
Riverview Shopping Center	NC	-	2,202	4,745	1,909	$2,202	6,654	8,857	(1,020)	1973	02/12/03
Ross Plaza	FL	6,231	2,115	6,346	597	$2,115	6,943	9,059	(1,941)	1984	08/15/00
Ryanwood Square	FL	-	2,281	6,880	734	$2,281	7,614	9,896	(1,547)	1987	08/15/00
Salem Road Station	GA	5,846	3,180	5,982	23	$3,180	6,004	9,184	(170)	2000	01/14/09
Salerno Village Square	FL	-	2,291	1,511	5,244	$2,291	6,755	9,047	(1,028)	1987	05/06/02
Salisbury Marketplace	NC	-	3,118	5,099	356	$3,118	5,455	8,573	(973)	1987	02/12/03
Sawgrass Promenade	FL	7,653	3,280	9,351	975	$3,280	10,326	13,606	(3,045)	1982	08/15/00
Seven Hills	FL	-	2,167	5,167	617	$2,167	5,784	7,951	(894)	1991	02/12/03
Shaw's @ Medford	MA	-	7,750	11,390	-	$7,750	11,390	19,140	(1,601)	1995	10/07/04
Shaw's @ Plymouth	MA	-	4,917	12,199	-	$4,917	12,199	17,115	(1,713)	1993	10/07/04
Sheridan	FL	64,107	38,888	36,241	5,282	$38,888	41,523	80,410	(6,755)	1973	07/14/03
Sherwood South	LA	-	746	2,412	1,017	$746	3,429	4,175	(832)	1972	02/12/03
Shipyard Plaza	MS	-	1,337	1,653	440	$1,337	2,093	3,430	(462)	1987	02/12/03
Shoppes at Andros Isle	FL	-	6,009	7,832	69	$6,009	7,901	13,910	(668)	2000	12/08/06
Shoppes at Silverlakes	FL	1,648	10,306	10,131	1,877	$10,306	12,008	22,314	(2,098)	1995	02/12/03
Shoppes of Eastwood	FL	5,390	1,688	6,976	76	$1,688	7,052	8,740	(1,377)	1999	06/28/02
Shoppes of Jonathan's Landing	FL	-	1,146	3,442	51	$1,146	3,493	4,639	(869)	1997	08/15/00
Shoppes of North Port	FL	-	1,452	5,807	193	$1,452	6,000	7,452	(1,404)	1991	12/05/00
Shops at Skylake	FL	11,974	15,226	7,206	23,743	$15,226	30,949	46,175	(5,905)	1999	08/19/97
Shops of Huntcrest	GA	-	5,706	7,641	126	$5,706	7,767	13,473	(1,395)	2003	02/12/03

			INITIAL COST TO COMPANY		Capitalized	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition or Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired

Siegen Village	LA	3,570	4,329	9,691	41	$4,329	9,732	14,061	(2,127)	1988	02/12/03
Smyth Valley Crossing	VA	-	2,537	3,890	11	$2,537	3,901	6,438	(674)	1989	02/12/03
South Beach	FL	-	9,545	19,228	2,891	$9,545	22,119	31,664	(3,993)	1990	02/12/03
South Plaza Shopping Center	MD	16,803	4,868	14,527	-	$4,868	14,527	19,394	(412)	2005	01/14/09
South Point	FL	7,616	7,142	7,098	62	$7,142	7,160	14,302	(595)	2003	12/08/06
Spalding Village	GA	8,261	4,709	4,972	-	$4,709	4,972	9,681	(1,222)	1989	02/12/03
St. Lucie Land	FL	-	7,728	-	1,898	$7,728	1,898	9,625	-	n/a	11/27/06
Stanley Market Place	NC	-	396	669	4,938	$396	5,607	6,004	(493)	1980	02/12/03
Star's @ Cambridge	MA	-	11,358	13,854	-	$11,358	13,854	25,212	(1,949)	1953	10/07/04
Summerlin Square	FL	1,924	2,187	7,989	332	$2,187	8,321	10,508	(2,473)	1986	06/10/98
Sun Point	FL	-	4,025	4,228	1,750	$4,025	5,978	10,004	(774)	1984	05/05/06
Sunlake-Equity One LLC	FL	-	9,861	-	30,150	$15,858	20,630	36,488	(268)	n/a	02/01/05
Sunrise Town Center	FL	10,298	7,543	7,856	33	$7,543	7,889	15,431	(277)	1990	01/14/09
Tamarac Town Square	FL	-	4,742	5,610	581	$4,742	6,191	10,934	(1,216)	1987	02/12/03
Tarpon Heights	LA	-	1,133	631	189	$1,133	820	1,953	(132)	1982	02/12/03
TD Bank at Skylake	FL	-	2,041	-	5	$2,041	5	2,047	-	n/a	12/17/09
The Boulevard	LA	-	1,360	1,675	530	$1,360	2,205	3,566	(625)	1976	02/12/03
The Crossing	LA	-	1,591	3,650	737	$1,591	4,387	5,978	(756)	1988	02/12/03
The Plaza at St. Lucie West	FL	-	790	3,082	1,000	$790	4,082	4,873	(421)	n/a	08/15/00
The Shops at Lake Tuscaloosa	AL	7,139	2,438	8,888	7	$2,438	8,895	11,333	(237)	2003	01/14/09
The Vineyards at Chateau Elan	GA	9,833	3,493	10,553	10	$3,493	10,563	14,056	(303)	2002	01/14/09
Thomasville Commons	NC	-	1,212	4,567	1,777	$1,212	6,344	7,556	(1,057)	1991	02/12/03
Town & Country	FL	-	2,503	4,397	436	$2,503	4,833	7,336	(865)	1993	02/12/03
Treasure Coast Plaza	FL	2,797	1,359	9,728	2,128	$1,359	11,856	13,215	(1,972)	1983	02/12/03
Unigold	FL	-	4,304	6,413	1,457	$4,304	7,870	12,174	(1,572)	1987	02/12/03
Union City Commons (land)	GA	-	8,084	-	821	$8,084	821	8,905	-	n/a	06/22/06
Venice Plaza	FL	-	2,755	450	3,315	$2,755	3,765	6,520	(1,059)	1971	02/12/03
Venice Shopping Center	FL	-	3,857	2,562	127	$3,857	2,689	6,546	(442)	1968	03/31/04
Village at Northshore	LA	-	1,034	10,128	16	$1,034	10,144	11,178	(1,773)	1988	02/12/03
Walden Woods	FL	-	950	3,780	1,390	$950	5,170	6,120	(2,231)	1985	01/01/99
Walton Plaza	GA	-	869	2,827	65	$869	2,892	3,761	(501)	1990	02/12/03
Waterstone	FL	-	1,422	7,508	406	$1,422	7,914	9,336	(905)	2005	04/10/92
Webster Plaza	MA	7,659	5,033	14,465	1,067	$5,033	15,529	20,562	(1,391)	1963	10/12/06
Wesley Chapel Crossing	GA	2,818	6,389	4,311	2,574	$6,389	6,885	13,273	(997)	1989	02/12/03
West Lakes Plaza	FL	-	2,141	5,789	413	$2,141	6,202	8,343	(2,137)	1984	11/06/96
West Roxbury Shaw's Plaza	MA	-	9,207	13,588	1,538	$9,207	15,126	24,332	(2,069)	1973	10/07/04
Westbury Land	NY	-	27,481	3,537	364	$27,481	3,901	31,383	(8)	1963	11/16/09
Westbury Plaza	NY	-	37,853	58,273	-	$37,853	58,273	96,126	(268)	1993/2004	10/29/09
Westport Outparcels	FL	-	1,347	1,010	-	$1,347	1,010	2,357	(88)	1990	09/14/06
Westport Plaza	FL	4,330	4,180	3,446	194	$4,180	3,640	7,820	(506)	2002	12/17/04
Westridge	GA	-	1,696	4,390	1,594	$1,696	5,984	7,680	(546)	2003	02/12/03
Whitaker Square	NC	9,750	2,017	9,431	-	$2,017	9,431	11,448	(261)	1996	01/14/09
Whole Foods @ Swampscott	MA	-	5,139	6,539	-	$5,139	6,539	11,677	(916)	1967	10/07/04
Williamsburg @ Dunwoody	GA	-	4,347	3,615	863	$4,347	4,478	8,825	(759)	1983	02/12/03
Willowdale Shopping Center	NC	-	1,322	6,078	1,023	$1,322	7,101	8,423	(1,523)	1986	02/12/03
Wilmington Island Shopping Ctr	GA	9,560	3,102	10,134	-	$3,102	10,134	13,236	(263)	1983/1998 & 2003	01/14/09
Winchester Plaza	AL	-	2,109	8,667	42	$2,109	8,709	10,817	(699)	2006	02/28/05
Windy Hill	SC	-	987	1,906	601	$987	2,507	3,494	(329)	1968	04/08/04
Woodruff	SC	-	2,420	5,482	368	$2,420	5,850	8,269	(1,117)	1995	12/23/03
Young Circle	FL	-	13,409	8,895	218	$13,409	9,113	22,522	(1,087)	1962	05/19/05

		551,647	885,327	1,392,442	228,055	$892,666	1,609,630	2,502,296	(240,172)

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30 to 40 years
Building and Land Improvements	5 to 40 years
Fixtures, equipment, leasehold and tenant improvements	Lesser of minimum lease term

SCHEDULE III
Equity One, Inc.
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2009

	Year ended 12/31/09	Year ended 12/31/08	Year ended 12/31/07
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$1,974,884	$2,129,890	$2,030,947
Additions during period:
Improvements	21,224	38,850	31,258
Acquisitions	516,934	-	139,446

Deductions during period:
Cost of real estate sold/written off	(10,746)	(193,856)	(71,761)
Balance at end of year	$2,502,296	$1,974,884	$2,129,890

Reconciliation of accumulated depreciation:
Balance at beginning of year	$(196,151)	$(172,651)	$(144,829)
Depreciation expense	(46,616)	(39,071)	(39,921)
Cost of real estate sold/written off	2,595	15,571	12,099
Balance at end of year	$(240,172)	$(196,151)	$(172,651)

Aggregate cost for federal income tax purposes	$1,821,810	$1,436,618	$1,887,755

SCHEDULE IV
Equity One, Inc.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2009

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of period	$-	$-	$4,700
Additions during period:
New loans	-	-	-
Reductions during period:
Collection of principal	-	-	(4,700)
Balance at end of period	$-	$-	$-

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

12.1	Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002