Form 10-Q
period 2010-03-31
EQUITY ONE, INC.
filed 2010-05-07
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File No. 001-13499

EQUITY ONE, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1794271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 N.E. Miami Gardens Drive N. Miami Beach, Florida	33179
(Address of principal executive offices)	(Zip Code)

(305) 947-1664
(Registrant’s telephone number, including area code)

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

Yes ☐     No ☒

Applicable only to Corporate Issuers:

As of May 3, 2010, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 92,493,230.

EQUITY ONE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009
(In thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Properties:
Income producing	$2,481,103	$2,433,431
Less: accumulated depreciation	(251,597)	(240,172)
Income producing properties, net	2,229,506	2,193,259

Construction in progress and land held for development	72,155	68,866
Properties, net	2,301,661	2,262,125

Cash and cash equivalents	67,178	47,970
Accounts and other receivables, net	5,077	9,806
Investment in and advances to unconsolidated joint ventures	11,253	11,524
Securities	834	820
Goodwill	11,477	11,477
Other assets	118,761	108,598
TOTAL ASSETS	$2,516,241	$2,452,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes Payable:
Mortgage notes payable	$536,448	$551,647
Unsecured senior notes payable	691,136	691,136
	1,227,584	1,242,783
Unamortized discount on notes payable, net	(25,168)	(25,892)
Total notes payable	1,202,416	1,216,891

Other liabilities:
Accounts payable and accrued expenses	34,174	33,251
Tenant security deposits	9,160	9,180
Deferred tax liabilities, net	48,971	50,059
Other liabilities	59,973	54,237
Total liabilities	1,354,694	1,363,618
Redeemable noncontrolling interest	989	989

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value - 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value - 100,000 shares authorized, 92,136 and 86,131 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	921	861
Additional paid-in capital	1,218,004	1,110,427
Distributions in excess of earnings	(61,724)	(46,810)
Contingent consideration	—	323
Accumulated other comprehensive loss	(1,249)	(266)
Total stockholders’ equity of Equity One, Inc.	1,155,952	1,064,535

Noncontrolling interest	4,606	23,178
Total stockholders’ equity	1,160,558	1,087,713

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,516,241	$2,452,320

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
For the three months ended March 31, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
REVENUE:
Minimum rent	$53,865	$52,881
Expense recoveries	14,852	14,386
Percentage rent	1,045	1,140
Management and leasing services	373	550
Total revenue	70,135	68,957

COSTS AND EXPENSES:
Property operating	19,806	18,882
Rental property depreciation and amortization	16,333	15,268
General and administrative	10,087	12,256
Total costs and expenses	46,226	46,406

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	23,909	22,551

OTHER INCOME AND EXPENSE:
Investment income	159	2,057
Equity in loss in unconsolidated joint ventures	(40)	(7)
Other income	53	1,050
Interest expense	(19,908)	(19,563)
Amortization of deferred financing fees	(446)	(444)
Gain on acquisition of controlling interest in subsidiary	—	26,866
Gain on extinguishment of debt	—	8,691
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	3,727	41,201
Income tax benefit of taxable REIT subsidiaries	1,068	639
INCOME FROM CONTINUING OPERATIONS	4,795	41,840

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	—	339
Gain on disposal of income producing properties	—	1,178
INCOME FROM DISCONTINUED OPERATIONS	—	1,517
NET INCOME	4,795	43,357
Net loss attributable to noncontrolling interest	637	476
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$5,432	$43,833

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.06	$0.55
Discontinued operations	—	0.02
	$0.06	$0.57
Number of Shares Used in Computing Basic Earnings per Share	87,714	76,764

EARNINGS PER COMMON SHARE – DILUTED:

Continuing operations	$0.06	$0.54
Discontinued operations	—	0.02
	$0.06	$0.56
Number of Shares Used in Computing Diluted Earning per Share	88,166	77,410

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2010	2009

NET INCOME	$4,795	$43,357

OTHER COMPREHENSIVE INCOME:
Net unrealized holding gain on securities available for sale	14	3,641
Reclassification adjustment for loss on sale of securities included in net income	—	18,773
Net realized gain on interest rate contracts included in net income	—	131
Net amortization of interest rate contracts included in net income	16	20
Net unrealized loss on interest rate swap	(1,013)	—
Other comprehensive income adjustment	(983)	22,565

COMPREHENSIVE INCOME	3,812	65,922

Comprehensive loss attributable to noncontrolling interest	637	476

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE	$4,449	$66,398

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
For the three months ended March 31, 2010
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Contingent Consideration	Accumulated Other Comprehensive Loss	Equity Attributable to Equity One	Equity Attributable to Non-controlling Interest	Total Stockholders’ Equity

BALANCE, DECEMBER 31, 2009	$861	$1,110,427	$(46,810)	$323	$(266)	$1,064,535	$23,178	$1,087,713

Issuance of common stock	55	99,880	—	—	—	99,935	—	99,935

Stock issuance cost	—	(1,166)	—	—	—	(1,166)	—	(1,166)

Share-based compensation expense	—	1,574	—	—	—	1,574	—	1,574

Dividends paid on common stock	—	—	(20,346)	—	—	(20,346)	—	(20,346)

Purchase of subsidiary shares from noncontrolling interest	5	7,289	—	(323)	—	6,971	(17,935)	(10,964)

Other comprehensive income adjustment	—	—	—	—	(983)	(983)	—	(983)

Net income	—	—	5,432	—	—	5,432	(637)	4,795

BALANCE, MARCH 31, 2010	$921	$1,218,004	$(61,724)	$—	$(1,249)	$1,155,952	$4,606	$1,160,558

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$4,795	$43,357
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions and disposals:
Straight line rent adjustment	(539)	(516)
Accretion of below market lease intangibles	(1,888)	(1,525)
Equity in loss in unconsolidated joint ventures	40	7
Amortization of premium on investments held for sale	—	(173)
Gain on acquisition of DIM Vastgoed	—	(26,866)
Income tax benefit of taxable REIT subsidiaries	(1,068)	(639)
Provision for losses on accounts receivable	687	1,019
Amortization of discount on notes payable, net	724	591
Amortization of deferred financing fees	446	444
Depreciation and amortization	16,762	15,689
Share-based compensation expense	1,574	3,196
Amortization of derivatives	16	20
Gain on disposal of income producing properties	—	(1,178)
Gain on extinguishment of debt	—	(8,691)
Changes in assets and liabilities:
Accounts and other receivables	3,945	4,948
Other assets	(8,770)	(7,282)
Accounts payable and accrued expenses	1,126	2,415
Tenant security deposits	(20)	(51)
Other liabilities	(2,395)	(3,071)
Net cash provided by operating activities	15,435	21,694

INVESTING ACTIVITIES:
Acquisition of income producing properties	(21,603)	(2,238)
Additions to income producing properties	(1,633)	—
Additions to and purchases of land held for development	(1,337)	—
Additions to construction in progress	(2,514)	(3,410)
Proceeds from disposal of real estate and rental properties	—	1,644
Increase in deferred leasing costs and lease intangibles	(678)	(972)
Advances to joint ventures	21	15
Investment in consolidated subsidiary	(10,749)	(916)
Investment in joint ventures	(1,000)	—
Distributions of capital from joint ventures	197	—
Proceeds from sale of securities	—	72,048
Purchase of securities	—	(10,719)
Net cash (used in) provided by investing activities	(39,296)	55,452

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(34,996)	$(3,986)
Net repayments under revolving credit facilities	—	(26,770)
Repayment of senior debt borrowings	—	(21,827)
Proceeds from issuance of common stock	99,935	—
Repurchase of common stock	—	(5,425)
Payment of deferred financing costs	(358)	—
Stock issuance cost	(1,166)	(25)
Dividends paid to stockholders	(20,346)	(23,142)
Net cash provided by (used in) financing activities	43,069	(81,175)

Net increase (decrease) in cash and cash equivalents	19,208	(4,029)
Cash and cash equivalents from acquisitions	—	1,857
Cash and cash equivalents at beginning of the period	47,970	5,355
Cash and cash equivalents at end of the period	$67,178	$3,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $520 and $315 in 2010 and 2009, respectively)	$19,444	$21,255

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain on securities	$14	$3,641

The Company acquired upon acquisition of certain rental properties:
Fair value of rental property	$41,400	$—
Assumption of mortgage notes payable	(19,797)	—
Cash paid for rental property	$21,603	$—

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

1.	Organization and Basis of Presentation

Organization

Equity One, Inc. operates as a self-managed real estate investment trust (“REIT”) that principally acquires, renovates, develops and manages neighborhood and community shopping centers anchored by leading supermarkets, drug stores or discount retail store chains. As of March 31, 2010, our consolidated property portfolio comprised 184 properties, including 170 shopping centers consisting of approximately 19.2 million square feet of gross leasable area (“GLA”), three development or redevelopment properties, six non-retail properties and five parcels of land held for development. As of March 31, 2010, our core portfolio, consisting of our shopping centers, was 90.3% leased and included national, regional and local tenants.

We currently own a 10% interest in GRI-EQY I, LLC (“GRI Venture”), which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA. The portfolio owned by the GRI Venture was 94.0% leased as of March 31, 2010. Additionally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC (“DRA Venture”) which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA. The portfolio owned by the DRA Venture was 68.1% leased as of March 31, 2010. Lastly, in February 2010, we acquired an 8.1% interest in Madison 2260 Realty, LLC (“Madison Venture”). The Madison Venture owns a retail property which consists of approximately 8,000 square feet of GLA and was 100% leased as of March 31, 2010.

In addition, we have a controlling interest in DIM Vastgoed, N.V. (“DIM”), which was acquired in the first quarter of 2009. DIM is a public company, the shares of which are listed on the NYSE Euronext Amsterdam Stock Exchange. As of December 31, 2009, our stake included voting control over 74.6% of DIM’s ordinary shares. During the quarter ended March 31, 2010, we increased our ownership of DIM to 93.0%. Subsequent to quarter end, we acquired additional shares of DIM, increasing our ownership percentage to approximately 95.5%. The results of DIM’s operations have been consolidated in our financial statements since January 14, 2009, the acquisition date of our controlling interest. A complete description of our interest in DIM, including our acquisition of additional ordinary shares following the end of the quarter is contained in Note 7 below.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries, DIM, and those other entities where we have a controlling financial interest. Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.

The provisions of the Consolidations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB ASC”) are being applied prospectively, except for the provisions related to the presentation and disclosure of noncontrolling interests, which have been applied retrospectively. Redeemable noncontrolling interests are classified in the mezzanine section of the condensed consolidated balance sheets as a result of their redemption features.

The condensed consolidated financial statements included in this report are unaudited.  In our opinion, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for a full year.

Our unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information included in our annual financial statements and notes. The unaudited condensed consolidated balance sheet as of December 31, 2009 was derived from audited financial statements included in our 2009 Annual Report on Form 10-K, but does not include all disclosures required under GAAP. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2010.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

Construction in Progress and Land Held for Development

Our method of calculating capitalized interest is based upon applying our weighted-average borrowing rate to that portion of actual costs incurred. Total interest expense capitalized to construction in progress and land held for development was approximately $520,000 and $315,000 for the three months ended March 31, 2010 and 2009, respectively.

Business Combinations

We allocate the purchase price of acquired properties to land, building, improvements and intangible assets in accordance with the Business Combinations Topic of the FASB ASC. We allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition. There are four categories of intangible assets to be considered:  (1) in-place leases; (2) above and below-market value of in-place leases; (3) lease origination costs and (4) customer relationships. The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above.  The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to depreciation expense over the remaining non-cancelable periods of the respective leases.  The value of above-market and below-market in-place leases is amortized to rental revenue over the remaining non-cancelable periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

The results of operations of acquired properties are included in our financial statements as of the dates they are acquired.  The intangible assets and liabilities associated with property acquisitions are included in other assets and other liabilities in our condensed consolidated balance sheets.

Investments in Unconsolidated Joint Ventures

We analyze our joint ventures under the FASB ASC Topics of Consolidation and Real Estate-General in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”) in accordance with the Consolidation Topic of the FASB ASC, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity.

We use the equity method of accounting for investments in unconsolidated joint ventures when we own more than 20% but less than 50% of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of income.

On a periodic basis, we assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in unconsolidated joint ventures may be impaired.  An investment in a joint venture is considered impaired only if our estimate of the discounted present value of the distributions that the venture will provide to us over its projected life is less than the net carrying value of the investment in that joint venture. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  If our analysis indicates that there is an other-than-temporary impairment related to the investment in a particular joint venture, the carrying value of the property will be adjusted to an amount to reflect the estimated fair value of the investment.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Long-lived Assets

We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. There was no impairment loss for the three months ended March 31, 2010 and 2009.

Accounts Receivable

Accounts receivable includes amounts billed to tenants and accrued expense recoveries due from tenants. We evaluate the probability of collection for these receivables and adjust the allowance for doubtful accounts to reflect amounts estimated to be uncollectible. The allowance for doubtful accounts was approximately $5.4 million and $4.5 million at March 31, 2010 and December 31, 2009, respectively.

Securities

Our investments in securities are classified as available-for-sale and recorded at fair value based on current market prices. Changes in the fair value of the securities investments are included in accumulated other comprehensive income, except other-than-temporary decreases in fair value, which are recognized immediately as a charge to earnings. We evaluate our investments in available-for-sale securities for other-than-temporary declines each reporting period in accordance with the Investments-Debt and Equity Securities Topic of the FASB ASC. We performed this impairment review with respect to our investments as of March 31, 2010 and identified no securities that had fair values that were less than our cost basis.

At March 31, 2010 and December 31, 2009, we had approximately $834,000 and $820,000, respectively, invested in equity securities classified as available-for-sale. Unrealized gains on these securities were $359,000 and $345,000 at March 31, 2010 and December 31, 2009, respectively.

Goodwill

We are required to perform annual, or more frequently in certain circumstances, impairment tests of our goodwill. We did not recognize any goodwill impairments during the three months ended March 31, 2010 and 2009. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled approximately $11.5 million at March 31, 2010.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in our relationships with significant tenants.

Revenue Recognition

Revenue includes minimum rents, expense recoveries, percentage rental payments and management and leasing services. Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered a lease incentive and is recognized over the lease term as a reduction to revenue. Factors considered during this evaluation include, among others, the type of improvements made, who holds legal title to the improvements, and other controlling rights provided by the lease agreement. Lease revenue recognition commences when the lessee is given possession of the leased space and there are no contingencies offsetting the lessee’s obligation to pay rent.

Many of the lease agreements contain provisions that require the payment of additional rents based on the respective tenants’ sales volumes (contingent or percentage rent) and substantially all contain provisions that require reimbursement of the tenants’ allocable real estate taxes, insurance and common area maintenance costs, or CAM. Revenue based on a percentage of a tenant’s sales is recognized only after the tenant exceeds its sales breakpoint. Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Earnings Per Share

In June 2008, the FASB issued new provisions under the Earnings Per Share Topic of the FASB ASC which clarify that unvested share-based payment awards that entitle their holders to receive non-forfeitable dividends, such as our restricted stock awards, are considered “participating securities.” As participating securities, our shares of restricted stock will be included in the calculation of basic and diluted earnings per share. Because the awards are considered participating securities under provisions of the Earnings Per Share Topic of the FASB ASC, we are required to apply the two-class method of computing basic and diluted earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other security holders, based on their respective rights to receive dividends.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code (“Code”) commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of our gross income in any year must be derived from qualifying sources. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation, and deferral of gains on sold properties utilizing like kind exchanges.  It is our intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income.

We are subject to federal, state and local income tax laws to the extent of the activities conducted by our taxable REIT subsidiaries (“TRSs”). We recorded an income tax benefit during the three months ended March 31, 2010 and 2009 of approximately $1.1 million and $639,000, respectively. These benefits are primarily attributable to the net operating losses generated by DIM. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate tax based on its operations in the United States. In 2009, DIM did not pay any U.S. income tax, which reflected the benefit of net operating loss carry forwards (“NOLs”) in previous years. As of March 31, 2010, DIM had NOLs of approximately $16.7 million remaining.

We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for income tax liabilities are adequate for all years still subject to tax audits after 2006.

Share-Based Compensation

Share-based compensation cost charged against earnings is summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Restricted stock	$1,084	$2,052
Unvested stock options	488	1,139
Employee stock purchase plan discount	2	5
Total cost	1,574	3,196
Less amount capitalized	(26)	(61)
Net share-based compensation expense	$1,548	$3,135

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

Our portfolio is primarily located throughout the southeastern United States; however, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. No individual property constitutes more than 10% of our revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, none of the shopping centers is located outside the United States.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rental payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of March 31, 2010, Publix Super Markets accounted for approximately 11%, or approximately $23.3 million, of our aggregate annualized minimum rent. No other tenant accounted for over 5% of our annualized minimum rent.

Recent Accounting Pronouncements

On June 12, 2009, the FASB issued new provisions required by the Consolidation Topic of the FASB ASC, which removed the concept of a qualifying special-purpose entity (“SPE”) and the exception for qualifying SPEs from the consolidation guidance. Furthermore, the new provisions replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact that entity’s economic performance. During the three months ended March 31, 2010, we reviewed all joint ventures in which we have an investment to determine if there were any accounting ramifications of our adoption of these provisions and found that they had no material effect on our condensed consolidated financial statements.

3.	Significant Acquisitions and Dispositions

Acquisition of Gateway Plaza at Aventura

On March 19, 2010, we acquired Gateway Plaza at Aventura, a 29,800 square foot shopping center located in Aventura, Florida, and anchored by Babies “R” Us, for approximately $8.0 million. The purchase was funded by available cash. During the three months ended March 31, 2010, we recognized approximately $149,000 of acquistion-related costs in connection with this purchase.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Acquisition of Copps Hill Plaza

On March 31, 2010, we acquired Copps Hill Plaza, a 184,528 square foot shopping center located in Ridgefield, Connecticut, for approximately $33.4 million. The purchase price was funded by available cash and the assumption of a mortgage for approximately $19.8 million. During the three months ended March 31, 2010, we recognized approximately $172,000 of acquistion-related costs in connection with this purchase.

Other Acquisitions

During the three months ended March 31, 2010, we acquired two outparcels for an aggregate cash purchase price of approximately $1.3 million.

4.	Investments in and Advances to Unconsolidated Joint Ventures

As of March 31, 2010, our investment in unconsolidated joint ventures, which is presented net of a deferred gain of approximately $2.9 million associated with the disposition of assets to our GRI venture, was $11.0 million which was composed of $7.1 million related to the GRI Venture, $2.9 million related to the DRA Venture and $1.0 million related to the Madison Venture. In accordance with applicable guidance for investments in limited partnerships and real estate ventures, we have accounted for this investment using the equity method. Additionally, as of March 31, 2010, we had made advances of $285,000 to our joint ventures.

Equity in losses from joint ventures totaled approximately $40,000 and $7,000 for the three months ended March 31, 2010 and 2009, respectively. Fees paid to us associated with these joint ventures totaled approximately $301,000 and $396,000 for the three months ended March 31, 2010 and 2009, respectively.

5.	Borrowings

In connection with our acquisition of Copps Hill Plaza, we assumed a mortgage with a principal balance of approximately $19.8 million. The mortgage matures on January 1, 2029 with payments based on a 30-year amortization schedule at a fixed interest rate of 6.06%.

The following table provides a summary of mortgages repaid during the three months ended March 31, 2010:

			Principal
Asset	Rate	Payoff Date	Payoff Amount
Bluffs Square	8.74%	3/31/2010	$9,424
Kirkman Shoppes	8.74%	3/31/2010	8,899
Boynton Plaza	8.03%	3/31/2010	6,930
Ross Plaza	8.74%	3/31/2010	6,207
Total			$31,460

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

The following table is a summary of our mortgage notes payable balances at March 31, 2010 and December 31, 2009:

Mortgage Notes Payable	March 31,	December 31,
	2010	2009
	(In thousands)

Fixed rate mortgage notes	$536,448	$551,647

Unamortized discount, net	(22,123)	(22,754)
Total	$514,325	$528,893

Weighted average interest rate of fixed rate mortgage notes	6.28%	6.58%

Our outstanding unsecured senior notes payable at March 31, 2010 and December 31, 2009 consisted of the following:

	Principal Amount	Principal Amount
Unsecured Senior Notes Payable	March 31,	December 31,
	2010	2009
	(In thousands)

7.84% Senior Notes, due 1/23/12	$10,000	$10,000

6.25% Senior Notes, due 12/15/14	250,000	250,000

5.375% Senior Notes, due 10/15/15	107,505	107,505

6.0% Senior Notes, due 9/15/16	105,230	105,230

6.25% Senior Notes, due 1/15/17	101,403	101,403

6.0% Senior Notes, due 9/15/17	116,998	116,998

Total Unsecured Senior Notes	691,136	691,136

Unamortized discount, net	(3,045)	(3,138)

Total	$688,091	$687,998

The indentures under which our unsecured senior notes were issued have several covenants which limit our ability to incur debt, require us to maintain an unencumbered asset ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with, any other entity. These notes have also been guaranteed by many of our subsidiaries.

The weighted-average interest rate of our unsecured senior notes at March 31, 2010 and December 31, 2009 was 6.13% and 6.10%, respectively, net of the premium adjustment.

We have a total committed unsecured revolving credit facility of $272.0 million with a syndicate of banks. The facility contains customary covenants, including financial covenants regarding debt limits, total liabilities, interest coverage ratio, fixed charge coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends. Additionally, we have a $15.0 million unsecured revolving credit facility with City National Bank of Florida. As of December 31, 2009 and March 31, 2010, we had no outstanding balance drawn against the credit facilities. The maximum availability under these credit facilities was approximately $193.4 million as of March 31, 2010, which is net of outstanding letters of credit of $7.1 million and subject to the covenants in the loan agreements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

6.	Earnings Per Share

The following table sets forth the computation of our basic earnings per share:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands, except per share amounts)

Income from continuing operations	$4,795	$41,840
Net loss attributable to noncontrolling interest	637	476
Allocation of continuing income to restricted share awards	(15)	(268)
Income from contining operations attributable to common stockholders	5,417	42,048
Income from discontinued operations attributable to common stockholders	—	1,517
Net income available to common stockholders	$5,417	$43,565

Weighted Average Shares Outstanding — Basic	87,714	76,764
Basic earnings per share attributable to the common stockholders:
Basic earnings per share from continuing operations	$0.06	$0.55
Basic earnings per share from discontinued operations	—	0.02
Earnings per common share - Basic	$0.06	$0.57

The following table sets forth the computation of our diluted earnings per share:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands, except per share amounts)

Income from continuing operations	$4,795	$41,840
Net loss attributable to noncontrolling interest	637	476
Income from continuing operations attributable to Equity One, Inc.	5,432	42,316
Allocation of earnings to restricted share awards	(15)	(268)
Allocation of earnings associated with DIM contingent shares	(99)	(128)
Income from continuing operations attributable to common stockholders	5,318	41,920
Income from discontinued operations attributable to common stockholders	—	1,517
Net income available to common stockholders	$5,318	$43,437

Weighted Average Shares Outstanding — Basic:	87,714	76,764
Walden Woods Village, Ltd.	—	94
Restricted stock using the treasury method	47	69
Stock options using the treasury method	113	30
Contingent shares to be issued for DIM stock	292	453
Weighted Average Shares Outstanding — Diluted	88,166	77,410

Diluted earnings per share attributable to common stockholders:
Diluted earnings per share from continuing operations	$0.06	$0.54
Diluted earnings per share from discontinued operations	—	0.02
Earnings per common share - Diluted	$0.06	$0.56

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

7.	Noncontrolling Interest

Noncontrolling interest represents the portion of equity that we do not own in those entities that we consolidate. We account for and report our noncontrolling interest in accordance with the provisions under the Consolidation Topic of the FASB ASC.

We are involved in the following investment activities in which we have a controlling interest:

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of ours, formed a limited partnership as a general partner. Walden Woods Village, an income producing shopping center, was contributed by its owners (the “Minority Partners”), and we contributed 93,656 shares of our common stock to the limited partnership at an agreed-upon price of $10.30 per share.  Under the terms of the agreement, the Minority Partners do not share in any earnings of the partnership, except to the extent of dividends received by the partnership for the shares originally contributed by us. Based on the per-share price and the net value of property contributed by the Minority Partners, the limited partners received 93,656 partnership units.  We have entered into a redemption agreement with the Minority Partners whereby the Minority Partners can request that we purchase their partnership units at a price of $10.30 per unit at any time before January 1, 2014. In accordance with the Distinguishing Liabilities from Equity Topic of the FASB ASC, the value of the redeemable noncontrolling interest of  $989,000 is presented in the mezzanine section of our balance sheet, separate from permanent equity, until the earlier of January 1, 2014 or upon election by the Minority Partners to redeem their partnership units. We have also entered into a conversion agreement with the Minority Partners pursuant to which, following notice, the Minority Partners can convert their partnership units into our common stock. The Minority Partners have not exercised their redemption or conversion rights, and their minority interest remains valued at $989,000.

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

During the quarter ended March 31, 2009, we acquired a controlling interest in DIM. This acquisition required us to consolidate DIM’s results as of the January 14, 2009 acquisition date. Upon consolidation, we recorded $25.8 million of noncontrolling interest which represented the fair value of the portion of DIM’s equity that we did not own upon acquisition. Subsequent changes to the noncontrolling interest in stockholders’ equity result from the allocation of losses, and additional shares purchased subsequent to January 14, 2009.

On February 18, 2010, we launched a cash tender offer for all of DIM’s remaining outstanding ordinary shares at an offer price of $7.30 per ordinary share.  We declared the offer unconditional on March 25, 2010 followed by a post-acceptance period that ended on April 9, 2010. During the quarter ended March 31, 2010, we were able to increase our ownership of DIM as a result of the tender offer and other purchases. We also issued 536,601 shares of our common stock in exchange for 766,573 DIM ordinary shares. As of March 31, 2010, we owned approximately 93.0% of DIM’s ordinary shares outstanding. Subsequent to the end of the quarter, we acquired additional shares of DIM, increasing our ownership percentage to approximately 95.5%.

The following table shows the effects on our equity resulting from the changes in our ownership interest in DIM for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Net income attributable to Equity One, Inc.	$5,432	$43,833
Increase in our paid-in-capital for purchase of 2,273,031 and 13,564 DIM common shares, respectively	7,289	1
Net transfers from noncontrolling interest	7,289	1
Change from net income attributable to Equity One, Inc. and transfers from noncontrolling interst	$12,721	$43,834

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

8.	Share-Based Payment Plans

As of March 31, 2010, we have options outstanding under our 2000 Executive Incentive Compensation Plan (“2000 Plan”). The 2000 Plan provides for the grant of options, restricted stock and other share-based awards for up to 8.5 million shares of common stock, of which 2.5 million shares are available for issuance. In addition, in connection with the initial employment of Jeffrey S. Olson, our Chief Executive Officer, we issued Mr. Olson options to purchase 364,660 shares of common stock.

The term of each award, including vesting, is determined by our compensation committee, in its sole discretion, on the date of grant, subject to limitations contained in the 2000 Plan. Dividends are paid on shares of non-vested restricted stock, which makes the restricted stock a participating security under the Earnings Per Share Topic of the FASB ASC. Certain options, restricted stock and other share awards provide for accelerated vesting if there is a change in control, as defined in the 2000 Plan.

The fair value of each option awarded during 2010 and 2009 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatilities, dividend yields, employee exercises and employee forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of the grant and charge to expense such amounts ratably over the vesting period. For grants with a graded vesting schedule, we have elected to recognize compensation expense on a straight-line basis. The Company used the shortcut method described in the Share Compensation Topic of the FASB ASC for determining the expected life used in the valuation method.

The following table presents stock option activity during the three months ended March 31, 2010:

	Shares Under Option	Weighted- Average Exercise Price
	(In thousands)

Outstanding at January 1, 2010	2,762	$21.28

Granted	384	$18.91

Outstanding at March 31, 2010	3,146	$20.99

Exercisable at March 31, 2010	1,647	$23.02

The following table presents information regarding restricted stock activity during the three months ended March 31, 2010:

	Unvested Shares	Weighted-Average Price
	(In thousands)

Unvested at January 1, 2010	263	$21.51

Granted	28	$17.33

Vested	(37)	$22.50

Unvested at March 31, 2010	254	$20.90

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

During the three months ended March 31, 2010, we granted 27,800 shares of restricted stock that are subject to forfeiture and vest over periods from two to three years. The total vesting-date value of the 37,174 shares that vested during the three months ended March 31, 2010 was $684,481.

As of March 31, 2010, we had $7.4 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our plans. This expense is expected to be recognized over a weighted-average period of 1.8 years.

9.	Equity

In March 2010, we completed an underwritten public offering and concurrent private placement of approximately 5.4 million shares of our common stock at a price to the public and in the private placement of $18.40 per share. In the concurrent private placement, an aggregate of 600,000 shares were purchased by MGN America, LLC and Silver Maple (2001), Inc., affiliates of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The offerings generated net proceeds to us of approximately $98.9 million.

During the quarter ended March 31, 2010, we were able to reduce the amount of noncontrolling interest in equity in DIM through our tender offer, and other purchases. We also issued 536,601 shares of our common stock in exchange for 766,573 DIM ordinary shares. As of March 31, 2010, we owned approximately 93.0% of DIM’s outstanding ordinary shares. Subsequent to quarter end, we acquired additional shares of DIM, increasing our ownership percentage to approximately 95.5%.

10.	Fair Value Measurements

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

Fair Value Hierarchy

The Fair Value Measurements and Disclosures Topic of FASB ASC requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the fair value hierarchy are described as follows:

●	Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.

●
Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

●
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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Recurring Fair Value Measurements

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Fair Value Measurements
	(In thousands)
Description	Level 1	Level 2

Available-for-sale-securities	$834	$—
Long term incentive plan	—	793
Total	$834	$793

Valuation Methods

Available for Sale Securities.  The fair value was estimated based on the closing market price of the securities.

Long term incentive plan. We have a long-term incentive plan for four of our executives based on our total shareholder return versus returns for six of our peer companies. The fair value of this plan is determined using the average trial-specific value of the awards eligible for grant under the plan based upon a Monte Carlo simulation model. This model considers various assumptions, including time value, volatility factors, current market and contractual prices as well as projected future market prices for our common stock as well as common stock of our peer companies over the performance period.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the plan, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

11.	Fair Value of Financial Instruments

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

Mortgage Notes Payable. The fair value estimated at March 31, 2010 and December 31, 2009 was $541.7 million and $561.6 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount of these notes was approximately $514.3 million and $528.9 million at March 31, 2010 and December 31, 2009, respectively.

Unsecured Senior Notes Payable. The fair value estimated at March 31, 2010 and December 31, 2009 was $688.6 million and $642.0 million, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount of these notes was approximately $688.1 million and $688.0 million at March 31, 2010 and December 31, 2009, respectively.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

The fair market value calculation of our debt, for the period ended March 31, 2010, includes assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculation uses a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages and senior notes are consistent with current market trends.

12.	Environmental Matters

We are subject to numerous environmental laws and regulations.  The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Where available, we have applied and been accepted into state sponsored environmental programs.  Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation; however, we have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions. We currently have one significant environmental remediation liability on our balance sheet related to our Westbury land acquisition. The capitalized cost associated with this acquisition comprised the purchase price and a preliminary estimate of the cost of environmental remediation for the site of $5.9 million, which was based on a range provided by third party environmental consultants. This range varied from $5.9 million to $8.4 million on an undiscounted basis, with no amount being more likely than any other at the time the study was performed. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

13.	Commitments and Contingencies

As of March 31, 2010, we had pledged letters of credit totaling $7.1 million as additional security for financial and other obligations.

We have committed to fund approximately $1.4 million, based on current plans and estimates, to complete pending development and redevelopment projects. These obligations, comprised principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities and available cash.

Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $69,000. We have operating lease agreements for office space in which we have an annual obligation of approximately $360,000. Additionally, we have lease agreements for equipment rentals which have annual obligations of $97,000.

We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of March 31, 2010 will have a material adverse effect on our financial condition, results of operations or cash flows.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

14.	Condensed Consolidating Financial Information

Many of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facilities. The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet As of March 31, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$999,110	$419,967	$882,584	$—	$2,301,661
Investment in affiliates	628,310			(628,310)	—
Other assets	205,460	41,231	118,344	(150,455)	214,580
Total Assets	$1,832,880	$461,198	$1,000,928	$(778,765)	$2,516,241
LIABILITIES
Mortgage notes payable	$54,423	$136,820	$490,044	$(144,839)	$536,448
Unsecured revolving credit facilities	—	—	2,519	(2,519)	—
Unsecured senior notes payable	691,136	—	—	—	691,136
Unamortized/unaccreted (discount)/premium on notes payable, net	(2,625)	7	(22,550)	—	(25,168)
Other liabilities	25,222	19,470	110,703	(3,117)	152,278
Total Liabilities	768,156	156,297	580,716	(150,475)	1,354,694

Redeemable noncontrolling interest	—	—	—	989	989

STOCKHOLDERS’ EQUITY	1,064,724	304,901	420,212	(629,279)	1,160,558
Total Liabilities and Stockholders’ Equity	$1,832,880	$461,198	$1,000,928	$(778,765)	$2,516,241

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Condensed Balance Sheet As of December 31, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$1,007,214	$272,205	$982,706	$—	$2,262,125
Investment in affiliates	628,310	—	—	(628,310)	—
Other assets	185,166	18,903	133,343	(147,217)	190,195
Total Assets	$1,820,690	$291,108	$1,116,049	$(775,527)	$2,452,320
LIABILITIES
Mortgage notes payable	$55,060	$44,054	$597,461	$(144,928)	$551,647
Unsecured revolving credit facilities	—	—	820	(820)	—
Unsecured senior notes payable	691,136	—	—	—	691,136
Unamortized/unaccreted (discount)/premium on notes payable, net	(2,638)	13	(23,267)	—	(25,892)
Other liabilities	27,983	6,488	113,725	(1,469)	146,727
Total Liabilities	771,541	50,555	688,739	(147,217)	1,363,618

Redeemable noncontrolling interest	—	—	—	989	989

STOCKHOLDERS’ EQUITY	1,049,149	240,553	427,310	(629,299)	1,087,713
Total Liabilities and Stockholders’ Equity	$1,820,690	$291,108	$1,116,049	$(775,527)	$2,452,320

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Condensed Statement of Income for the three months ended March 31, 2010	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

REVENUE:
Minimum rent	$24,743	$10,599	$18,523	$—	$53,865
Expense recoveries	6,233	3,513	5,106	—	14,852
Percentage rent	362	49	634	—	1,045
Management and leasing services	(2)	375	—	—	373
Total revenue	31,336	14,536	24,263	—	70,135
EQUITY IN SUBSIDIARIES’ EARNINGS	4,035	—	—	(4,035)	—
COSTS AND EXPENSES:
Property operating	8,566	3,747	7,493	—	19,806
Rental property depreciation and amortization	6,217	3,192	6,922	2	16,333
General and administrative	7,865	956	1,299	(33)	10,087
Total costs and expenses	22,648	7,895	15,714	(31)	46,226
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	12,723	6,641	8,549	(4,004)	23,909
OTHER INCOME AND EXPENSE:
Investment income	4,014	11	14	(3,880)	159
Equity in loss in unconsolidated joint ventures	—	(40)	—	—	(40)
Other income	43	—	10	—	53
Interest expense	(11,602)	(401)	(11,785)	3,880	(19,908)
Amortization of deferred financing fees	(383)	(19)	(44)	—	(446)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	4,795	6,192	(3,256)	(4,004)	3,727
Income tax benefit of taxable REIT subsidiaries	—	175	893	—	1,068
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,795	6,367	(2,363)	(4,004)	4,795
Net loss attributable to noncontrolling interest	637	—	—	—	637
NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE	$5,432	$6,367	$(2,363)	$(4,004)	$5,432

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Condensed Statement of Income for the three months ended March 31, 2009	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

REVENUE:
Minimum rent	$25,586	$8,255	$19,040	$—	$52,881
Expense recoveries	6,756	2,598	5,032	—	14,386
Percentage rent	426	101	613	—	1,140
Management and leasing services	156	394	—	—	550
Total revenue	32,924	11,348	24,685	—	68,957
EQUITY IN SUBSIDIARIES’ EARNINGS	32,592	—	—	(32,592)	—
COSTS AND EXPENSES:
Property operating	8,597	2,601	7,684	—	18,882
Rental property depreciation and amortization	6,254	1,838	7,176	—	15,268
General and administrative	10,121	818	1,317	—	12,256
Total costs and expenses	24,972	5,257	16,177	—	46,406
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	40,544	6,091	8,508	(32,592)	22,551
OTHER INCOME AND EXPENSE:
Investment income	2,050	4	3	—	2,057
Equity in loss in unconsolidated joint ventures	—	(7)	—	—	(7)
Other income	1,050	—	—	—	1,050
Interest expense	(9,401)	(994)	(9,168)	—	(19,563)
Amortization of deferred financing fees	(392)	(20)	(32)	—	(444)
Gain on acquisition of controlling interest in subsidiary	—	—	26,866	—	26,866
Gain on extinquishment of debt	8,691	—	—	—	8,691
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	42,542	5,074	26,177	(32,592)	41,201
Income tax benefit of taxable REIT subsidiaries	—	(112)	751	—	639
INCOME (LOSS) FROM CONTINUING OPERATIONS	42,542	4,962	26,928	(32,592)	41,840
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	262	62	15	—	339
Gain on disposal of income producing properties	553	625	—	—	1,178
INCOME FROM DISCONTINUED OPERATIONS	815	687	15	—	1,517
NET INCOME (LOSS)	43,357	5,649	26,943	(32,592)	43,357
Net loss attributable to noncontrolling interest	476	—	—	—	476
NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE	$43,833	$5,649	$26,943	$(32,592)	$43,833

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Condensed Statement of Cash Flows for the three months ended March 31, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash provided by operating activities	$5,203	$5,770	$4,462	$15,435

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	—	(21,603)	(21,603)
Additions to income producing properties	(367)	(216)	(1,050)	(1,633)
Additions to and purchases of land held for development	(1,337)	—	—	(1,337)
Additions to construction in progress	(2,132)	(139)	(243)	(2,514)
Investment in joint ventures	(1,000)	—	—	(1,000)
Advances to joint ventures	21	—	—	21
Distributions of capital from joint ventures	197	—	—	197
Increase in deferred leasing costs and lease intangibles	(234)	(128)	(316)	(678)
Advances to subsidiaries, net	(47,823)	28,238	19,585	—
Investment in consolidated subsidiary	(10,749)	—	—	(10,749)
Net cash (used in) provided by investing activities	(63,424)	27,755	(3,627)	(39,296)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(835)	(33,525)	(636)	(34,996)
Proceeds from issuance of common stock	99,935	—	—	99,935
Stock issuance cost	(1,166)	—	—	(1,166)
Payment of deferred financing costs	(159)	—	(199)	(358)
Dividends paid to stockholders	(20,346)	—	—	(20,346)
Net cash provided by (used in) financing activities	77,429	(33,525)	(835)	43,069
NET INCREASE IN CASH AND CASH EQUIVALENTS	19,208	—	—	19,208
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	47,970	—	—	47,970
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$67,178	$—	$—	$67,178

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Condensed Statement of Cash Flows for the three months ended March 31, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(24,267)	$2,700	$43,261	$21,694
INVESTING ACTIVITIES:
Acquisition of income producing properties	(393)	(938)	(907)	(2,238)
Additions to construction in progress	(952)	41	(2,499)	(3,410)
Proceeds from disposal of real estate and rental properties	755	—	889	1,644
Advances to joint ventures	15	—	—	15
Increase in deferred leasing costs and lease intangibles	(595)	(69)	(308)	(972)
Proceeds from sale of securities	72,048	—	—	72,048
Purchase of securities	(10,719)	—	—	(10,719)
Advances to subsidiaries, net	(9,788)	46,381	(36,593)	—
Investment in consolidated subsidiary	(916)	—	—	(916)
Net cash provided by (used in) investing activities	49,455	45,415	(39,418)	55,452
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(625)	(788)	(2,573)	(3,986)
Net repayments under revolving credit facilities	—	(25,500)	(1,270)	(26,770)
Repayment of senior debt borrowings	—	(21,827)	—	(21,827)
Repurchase of common stock	(5,425)	—	—	(5,425)
Stock issuance cost	(25)	—	—	(25)
Dividends paid to stockholders	(23,142)	—	—	(23,142)
Net cash used in financing activities	(29,217)	(48,115)	(3,843)	(81,175)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,029)	—	—	(4,029)
CASH AND CASH EQUIVALENTS FROM ACQUISITIONS	1,857	—	—	1,857
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,355	—	—	5,355
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,183	$—	$—	$3,183

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

15.	Subsequent Events

Pursuant to the Subsequent Events Topic of the FASB ASC, we have reviewed all subsequent events and transactions that occurred after our March 31, 2010 unaudited condensed consolidated balance sheet date through the time of filing this quarterly report on Form 10-Q.

On April 9, 2010, upon expiration of the post-acceptance period following the completion of our tender offer for ordinary shares of DIM, we acquired 205,395 additional DIM ordinary shares at an offer price of $7.30, increasing our ownership to approximately 95.5%.

On April 15, 2010, we acquired Veranda Shoppes, a 44,888 square foot shopping center, located in Plantation, Florida, for approximately $11.7 million. The purchase was funded by available cash.

On May 5, 2010, we filed an amendment to our Articles of Amendment and Restatement, as amended, to increase the number of shares of stock which we are authorized to issue from 110,000,000 to 160,000,000 shares and increase our authorized common stock from 100,000,000 to 150,000,000 shares.  No change was made to our authorized preferred stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 9, 2010.

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

Our Portfolio.  As of March 31, 2010, our consolidated property portfolio comprised 184 properties, including 170 shopping centers consisting of approximately 19.2 million square feet of gross leasable area, or GLA, three development/redevelopment properties, six non-retail properties, and five land parcels held for development. As of March 31, 2010, our core portfolio was 90.3% leased and included national, regional and local tenants.

We currently own a 10% interest in GRI-EQY I, LLC (“GRI Venture”), which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA. The portfolio owned by the GRI Venture was 94.0% leased as of March 31, 2010. Additionally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC (“DRA Venture”) which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA. The portfolio owned by the DRA Venture was 68.1% leased as of March 31, 2010. Lastly, in February 2010, we acquired an 8.1% interest in Madison 2260 Realty, LLC (“Madison Venture”). The Madison Venture owns a retail property which consists of approximately 8,000 square feet of GLA and was 100% leased as of March 31, 2010.

In addition, we have a controlling interest in DIM Vastgoed, N.V. (“DIM”), which we acquired in the first quarter of 2009. DIM is a public company, the shares of which are listed on the NYSE Euronext Amsterdam Stock Exchange. As of December 31, 2009, our stake included voting control over 74.6% of DIM’s ordinary shares. During the quarter ended March 31, 2010, we increased our ownership of DIM to 93.0%. The results of DIM’s operations have been consolidated in our financial statements since January 14, 2009, the acquisition date of our controlling interest.

Subsequent to quarter end, we acquired additional shares of DIM, increasing our ownership to approximately 95.5%. In connection with our successful public bid, we intend to terminate DIM’s listing on the NYSE Euronext Amsterdam Stock Exchange and initiate statutory squeeze-out proceedings to acquire the balance of DIM’s outstanding ordinary shares. A complete description of our interest in DIM is contained in Note 7 to the condensed consolidated financial statements included in this report.

Outlook and Business Strategy. The current downturn in the economy has continued to affect our business in 2010.  Decreases in retail sales have continued to adversely affect many of our tenants, particularly those tenants that sell goods or provide services that tend to be more discretionary in nature.  As a result, tenants have requested rent adjustments and abatements, while other tenants have not been able to continue in business at all.  We have observed that small shop tenants (those occupying less than 10,000 square feet) have been particularly vulnerable during the current recession as they have faced both declining sales and reduced access to capital. We have responded to these challenges by undertaking intensive leasing efforts, negotiating reductions in certain recoverable expenses from our vendors, and making case-by-case assessments of rent relief based on the financial and operating strength of our tenants.  These macro economic trends have made it more difficult for us to achieve our objectives of growing our business through internal rent increases, re-cycling capital from lower-tiered assets into higher quality properties, and growing our asset management business.

While we have seen an improvement in the capital and credit markets, the persistence of a consumer-led economic slowdown has negatively affected net operating income. As a result, for the three months ended March 31, 2010, our same property net operating income declined 3.6% to $37.2 million as compared to $38.6 million for the same period in 2009 while rent spreads for new leases declined 3.4% and renewal leases declined 5.1%.

Notwithstanding the difficult operating environment, the execution of our business strategy during the first quarter of 2010 resulted in:

●	the sale of approximately 5.4 million shares of our common stock in an underwritten public offering and concurrent private placement which raised net proceeds of approximately $98.9 million;

●	the acquisition of approximately 2.3 million ordinary shares of DIM through a tender offer and other purchases bringing our ownership to 93.0% as of March 31, 2010;

●	the acquisition of two shopping centers located in Florida and Connecticut representing an aggregate of approximately 214,300 square feet of GLA for an aggregate purchase price of $41.4 million;

●	the repayment of approximately $31.5 million in secured mortgages;

●	the acquisition of two undeveloped land parcels at an aggregate cash purchase price of $1.3 million;

●	36 additional new leases totaling 106,424 square feet at an average rental rate of $12.53 per square foot as compared to $12.97 per square foot in 2009, on a same site basis;

●	the renewal of 50 leases totaling 105,792 square feet and the extension of four leases totaling 39,262 square feet; and

●	no change in occupancy for our core shopping center portfolio, which remained at 90.3% as of March 31, 2010 as compared to December 31, 2009.

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

Our primary cash expenses consist of our property operating expenses, which include: real estate taxes; repairs and maintenance; management expenses; insurance; utilities; general and administrative expenses, which include payroll, office expenses, professional fees, acquisition costs and other administrative expenses; and interest expense, primarily on mortgage debt, unsecured senior debt and revolving credit facilities.  In addition, we incur substantial non-cash charges for depreciation and amortization on our properties.  We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments.  The results of operations of any acquired property are included in our financial statements as of the date of its acquisition. A large portion of the changes in our statement of income line items is related to these changes in our property portfolio.

The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended March 31, 2010 as compared to the same period in 2009:

	Three Months Ended
	March 31,
	2010	2009	% Change
	(In thousands)

Total revenue	$70,135	$68,957	1.7%
Property operating expenses	19,806	18,882	4.9%
Rental property depreciation and amortization	16,333	15,268	7.0%
General and administrative expenses	10,087	12,256	-17.7%
Investment income	159	2,057	-92.3%
Equity in loss in unconsolidated joint ventures	(40)	(7)	471.4%
Other income	53	1,050	-95.0%
Interest expense	19,908	19,563	1.8%
Amortization of deferred financing fees	446	444	0.5%
Gain on acquisition of controlling interest in subsidiary	—	26,866	-100.0%
Gain on extinguishment of debt	—	8,691	-100.0%
Income tax benefit of taxable REIT subsidiaries	1,068	639	67.1%
Income from discontinued operations	—	1,517	-100.0%
Net Income	$4,795	$43,357	-88.9%

Comparison of the three months ended March 31, 2010 to 2009

Total revenue increased by $1.2 million, or 1.7%, to $70.1 million in 2010 from $69.0 million in 2009.  The increase is primarily attributable to the following:

●	an increase of approximately $4.0 million associated with properties acquired in 2009; offset by

●
a decrease of approximately $2.6 million in same-property revenue due primarily to lower percentage rent income and lower small shop occupancy which also has the effect of lowering rental expense recoveries; and

●	a decrease of approximately $200,000 in leasing and management fee income.

Property operating expenses increased by $924,000, or 4.9%, to $19.8 million in 2010 from $18.9 million in 2009.  The increase primarily consists of the following:

●	an increase of approximately $1.3 million associated with properties acquired in 2009; and

●	an increase of approximately $100,000 related to various properties and projects which were under construction in 2009 but were income producing in 2010; offset by

●	a decrease of approximately $500,000 in property operating costs primarily due to lower common area maintenance costs, and lower real estate tax expense related to tax refunds received in 2010.

Rental property depreciation and amortization increased by $1.1 million, or 7.0%, to $16.3 million for 2010 from $15.3 million in 2009.  The increase was primarily related to the following:

●	an increase of approximately $1.3 million related to depreciation on properties acquired in 2009; offset by

●
a decrease of approximately $230,000 related to accelerated depreciation recognized in 2009 related to tenant vacancies; there were no material tenant vacancies generating accelerated depreciation expense in 2010.

General and administrative expenses decreased by $2.2 million, or 17.7%, to $10.1 million for 2010 from $12.3 million in 2009.  The decrease in 2010 was primarily related to the following:

●	a decrease of approximately $3.3 million related to severance associated with the termination of two senior executives in 2009; offset by

●
an increase of approximately $1.2 million in higher acquisition and settlement costs related to properties acquired in the first quarter of 2010 as well as higher professional services related to our exploration of potential acquisitions.

Investment income decreased by $1.9 million, or 92.3%, to $159,000 for 2010 from $2.1 million in 2009.  The decrease was primarily related to the following:

●	a decrease of $1.5 million of investment income associated with the disposition of certain debt securities in 2009; and

●	a decrease of approximately $487,000 in dividends received following the sale of several equity investments in 2009.

Other income decreased approximately $1.0 million, or 95.0%, in the 2010 period compared to 2009. The decrease primarily resulted from approximately $800,000 in income related to insurance proceeds received in 2009 for tornado damage to a property in South Carolina.

Interest expense increased by $345,000, or 1.8%, to $19.9 million for 2010 from $19.6 million in 2009.  The increase is primarily attributable to the following:

●	an increase of approximately $2.2 million primarily associated with our 6.25% unsecured senior notes issued in the fourth quarter of 2009; offset by

●	a decrease of approximately $205,000 associated with higher capitalized interest related to our development projects; and

●	a decrease of approximately $1.6 million of interest expense related to the repayment of certain mortgages in 2009.

The gain on acquisition of controlling interest of approximately $26.9 million recognized in 2009 was generated from our acquisition of a controlling interest in DIM. No comparable acquisitions or amounts are included in the 2010 period.

In the first quarter of 2009, we repurchased and canceled approximately $30.5 million principal amount of our senior notes and recognized a net gain of early extinguishment on debt of approximately $8.7 million. No comparable amounts are included in the 2010 period.

We recorded a net income tax benefit during the three months ended March 31, 2010 and 2009 of approximately $1.1 million and $639,000, respectively. During the three-month period ended March 31, 2010, DIM recognized approximately $893,000 in tax benefits and $175,000 in tax benefits were recognized by our Taxable REIT Subsidiaries (“TRSs”). The increase in benefit was attributable to outparcel sales generating a provision in the first quarter of 2009. There were no comparable sales in our TRSs during the same 2010 period. Additionally, DIM generated a larger loss in the current period and, therefore, a larger benefit.

In the first quarter of 2009, we recognized a net gain of $1.5 million from discontinued operations mainly due to the sale of two ground lease outparcels at two of our properties. No comparable amounts are included in the 2010 period.

As a result of the foregoing, net income decreased by $38.6 million, or 88.9%, to $4.8 million for the first quarter ended 2010, compared to net income of $43.4 million in the first quarter of 2009.

Funds From Operations

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

The following table illustrates the calculation of FFO for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Net income attributable to Equity One, Inc.	$5,432	$43,833
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	15,046	13,744
Pro rata share of real estate depreciation from unconsolidated joint ventures	309	361
Funds from operations	$20,787	$57,938

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the three months ended March 31, 2010 and 2009:

	Three Month Ended
	March 31,
	2010	2009

Earnings per diluted share attributable to Equity One, Inc.	$0.06	$0.56
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.17	0.18
Pro rata share of real estate depreciation from unconsolidated joint ventures	—	—
Net adjustment for unvested shares and noncontrolling interest	0.01	0.01
Funds from operations per diluted share	$0.24	$0.75

Critical Accounting Policies

Our 2009 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sale of real estate, business acquisitions, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, securities, goodwill, share based compensation and incentive awards, income tax, and discontinued operations.  For the three month period ended March 31, 2010, there were no material changes to these policies.

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our stockholders in the form of dividends.  Our status as a REIT requires that we distribute 90% of our REIT taxable income (including net capital gain) each year, as defined in the Code.

Short-term liquidity requirements

Our short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring company expenditures, such as general and administrative expenses, non-recurring company expenditures (such as tenant improvements and redevelopments) and dividends to common stockholders.  We have satisfied these requirements principally through cash generated from operations or from financing and investing activities.

As of March 31, 2010, we had approximately $67.2 million of cash and cash equivalents available. At that date, we had two revolving credit facilities providing for borrowings of up to $287.0 million of which $193.4 million was available to be drawn, subject to covenants contained in those facilities which may otherwise limit borrowings.

For the remainder of 2010, we have approximately $26.4 million in debt maturities in addition to normal recurring principal payments. Our available cash and credit facility will be used to fund our debt maturities as well as prospective acquisitions and our normal operating expenses. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity.

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

2010 liquidity events

During the first quarter of 2010, we raised new capital from the issuance of equity securities. While the proceeds of this offering together with our availability under our lines of credit are sufficient to operate our business for the remainder of 2010, if we identify acquisition opportunities that meet our investment objectives, we may need to raise additional capital.

While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the quarter:

●
In March 2010, we issued and sold approximately 4.8 million shares of our common stock in an underwritten public offering along with a private placement of approximately 600,000 shares of common stock to affiliates of our largest stockholder, Gazit-Globe, Ltd., raising aggregate net proceeds of $98.9 million;

●	We repaid approximately $31.5 million in secured mortgage debt prior to maturity; and

●
We assumed a mortgage with a principal balance of approximately $19.8 million with a fixed interest rate of 6.06%, maturing on January 1, 2029, in connection with the acquistion of Copps Hill Plaza in March 2010.

Summary Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Three Months Ended
	March 31,
	2010	2009	Increase (Decrease)
	(In thousands)

Net cash provided by operating activities	$15,435	$21,694	$(6,259)
Net cash (used in) provided by investing activities	$(39,296)	$55,452	$(94,748)
Net cash provided by (used in) financing activities	$43,069	$(81,175)	$124,244

Our principal source of operating cash flow is cash generated from our rental properties.  Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service, and quarterly dividends.  Net cash provided by operating activities totaled approximately $15.4 million for the three months ended March 31, 2010 compared to approximately $21.7 million in the 2009 period. The decrease is attributable to lower interest income and an increase in cash used for operating assets and liabilities, primarily accounts receivable and other assets, as well as accounts payable and accrued liabilities.

Net cash used in investing activities was approximately $39.3 million for the three months ended March 31, 2010 compared with approximately $55.5 million provided by investing activities during the three months ended March 31, 2009. Investing activities during the current period consisted primarily of investments in consolidated subsidiaries and real estate ventures of $11.7 million, acquisitions of operating properties, and additions to investment in rental property, land and construction of $27.1 million.  In the prior year period, cash flow provided from investing activities was primarily related to $72.0 million of proceeds from the sale of securities, offset by additions to investment in rental property, land and construction of $5.6 million and cash used to purchase securities of $10.7 million.

Net cash provided by financing activities totaled approximately $43.1 million for the three months ended March 31, 2010 compared with approximately $81.2 million net cash used in financing activities for the same period in 2009. The largest cash inflows for 2010 related to net proceeds of approximately $98.9 million from our equity offering.  This increase was offset in part by cash used in repayments of $35.0 million for certain secured mortgage debt and the payment of $20.3 million in dividends.  In the prior year, cash used was mainly attributable to $21.8 million in repayment of senior debt, $23.1 million in dividend payments, and $26.8 million in repayments on our revolving credit facilities.

Future Contractual Obligations.  The following table sets forth certain information regarding future contractual obligations, excluding interest, as of March 31, 2010:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-2 years (2)	3-5 years	More than 5 years
	(In thousands)

Mortgage notes payable:
Scheduled amortization	$115,258	$10,110	$25,227	$30,094	$49,827
Balloon payments	421,190	26,430	113,048	148,048	133,664
Total mortgage obligations	536,448	36,540	138,275	178,142	183,491

Revolving credit facilities	—	—	—	—	—
Unsecured senior notes	691,136	—	10,000	357,505	323,631
Operating leases	1,179	262	369	88	460
Construction commitments	1,394	1,394	—	—	—
Total contractual obligations	$1,230,157	$38,196	$148,644	$535,735	$507,582

(1) Amounts represent balance of obligation for the remainder of 2010.
(2) Amounts represent obligations for 2011 and 2012.

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

Off-Balance Sheet Arrangements

Letters of Credit:  As of March 31, 2010, we have pledged letters of credit for $7.1 million as additional security for financial and other obligations.  Substantially all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments:  As of March 31, 2010, we have entered into construction commitments and have outstanding obligations to fund $1.4 million, based on current plans and estimates, in order to complete current development and redevelopment projects.  These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and available cash.

Operating Lease Obligations:  Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $69,000. We have operating lease agreements for office space in which we have an annual obligation of approximately $360,000. Additionally, we have lease agreements for equipment rentals which have annual obligations of $97,000.

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

Other than the obligations described above and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements as of March 31, 2010 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, capital expenditures or capital resources.

Equity

In March 2010, we completed an underwritten public offering and concurrent private placement of approximately 5.4 million shares of our common stock at a price to the public and in the private placement of $18.40 per share, which raised approximately $98.9 million in net proceeds. In the concurrent private placement, an aggregate of 600,000 shares were purchased for $11.0 million by MGN America, LLC and Silver Maple (2001), Inc., affiliates of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors.

During the quarter ended March 31, 2010, we reduced the amount of noncontrolling interest in DIM through the acquisition of 1,506,458 DIM shares through the combination of a cash tender offer and open market purchases. We also issued 536,601 of our common shares in exchange for 766,573 DIM shares. On April 9, 2010, upon expiration of the post-acceptance period following the completion of our tender offer for ordinary shares of DIM, we acquired 205,395 additional DIM ordinary shares at an offer price of $7.30, increasing our ownership percentage to approximately 95.5%.

Environmental Matters

We are subject to numerous environmental laws and regulations. The operation of dry cleaning facilities or gas stations at our shopping centers is the principal environmental concern. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in our portfolio will require or are currently undergoing varying levels of environmental remediation. We have environmental insurance policies covering most of our properties. We currently have one significant environmental remediation liability on our balance sheet related to our Westbury land acquisition. The capitalized cost associated with this acquisition comprised of the purchase price and a preliminary estimate of the cost of environmental remediation for the site of $5.9 million, which was based on a range provided by third party environmental consultants. This range varied from $5.9 million to $8.4 million on an undiscounted basis, with no amount being more likely than any other at the time the study was performed. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

Future Capital Requirements

We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and our short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I –Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Distributions

We believe that we currently qualify and intend to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders.  As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes, while still maintaining our qualification as a REIT.

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

All statements other than statements of historical facts are forward-looking statements, and can be identified by the use of forward-looking terminology such as “may,” “will,” “might,” “would,” “expect,” “anticipate,” “estimate,” “could,” “should,” “believe,” “intend,” “project,” “forecast,” “target,” “plan,” or “continue” or the negative of these words or other variations or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  We caution you not to place undue reliance on those statements, which speak only as of the date of this report.

Among the factors that could cause actual results to differ materially are:

●	general economic conditions, including the current recession, competition and the supply of and demand for shopping center properties in our markets;

●	risks that tenants will not remain in occupancy or pay rent, or pay reduced rent due to declines in their businesses;

●	interest rate levels and the availability of financing;

●	potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;

●	greater than anticipated construction or operating costs;

●	inflationary, deflationary and other general economic trends;

●	the effects of hurricanes and other natural disasters;

●	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

●	impairment charges; and

●	other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.

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

As of March 31, 2010, we had no outstanding floating rate debt.

The fair value of our fixed-rate debt is $1.23 billion as of March 31, 2010, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable.  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $53.7 million.  If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $56.7 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.23 billion, the balance as of March 31, 2010.

Hedging Activities

As of March 31, 2010, we had not entered into any hedging activity.

Other Market Risks

As of March 31, 2010, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither we nor our properties are subject to any material litigation. We and our properties may be subject to routine litigation and administrative proceedings arising in the ordinary course of business which, collectively, are not expected to have a material adverse affect on our business, financial condition, results of operations, or our cash flows.

ITEM 1A.   RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2009, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.  There have been no material changes in such risk factors.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2010, we sold an aggregate of 600,000 shares of our common stock (the “Shares”) to MGN America, LLC and Silver Maple (2001), Inc., entities affiliated with our largest stockholder, Gazit-Globe, Ltd., and which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors, for an aggregate offering price of approximately $11.0 million or $18.40 per share, each pursuant to a common stock purchase agreement. The closing of the transaction was conditioned upon the substantially simultaneous consummation of the public offering of our common stock described in Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  There were no underwriters in connection with the sale of the Shares. We sold the Shares to the Gazit affiliates in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  Concurrently with the execution of the common stock purchase agreements, we and the Gazit affiliates entered into a registration rights agreement. The registration rights agreement provides that at any time beginning six months after the consummation of the sale, and subject to certain limitations, the Gazit affiliates can request that we file up to two registration statements to register all or a portion of the Shares. The registration rights agreement also provides customary “piggyback” registration rights pursuant to which each Gazit affiliate may include its Shares in certain registration statements filed by us. We are  required to pay all fees and expenses, other than underwriting discounts and commissions, relating to the registration of the Shares pursuant to the registration rights agreement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

Charter Amendment

On May 5, 2010, we filed an amendment to our Articles of Amendment and Restatement, as amended, to increase the number of shares of stock which we are authorized to issue from 110,000,000 to 160,000,000 shares and increase our authorized common stock from 100,000,000 to 150,000,000 shares.  No change was made to our authorized preferred stock.

2010 Annual Meeting of Stockholders

We held our Annual Meeting of Stockholders on May 4, 2010.  At the Annual Meeting, our stockholders voted to approve the following proposals:

Proposal 1 – Election of the following directors to hold office until our 2011 annual meeting of stockholders and until his or her successor has been duly elected and qualifies:

Name	Votes For	Votes Withheld
Noam Ben-Ozer	30,348,578	143,641
James S. Cassel	30,415,320	76,899
Cynthia R. Cohen	30,419,522	72,697
Neil Flanzraich	30,286,842	205,377
Nathan Hetz	18,941,608	11,550,611
Chaim Katzman	29,910,537	581,682
Peter Linneman	30,413,379	78,840
Jeffrey S. Olson	30,414,414	77,805
Dori Segal	29,942,876	549,343

In addition to the above, there were 20,901,952 broker non-votes with respect to Proposal 1.

Proposal 2 – Ratification of the Appointment of Ernst & Young LLP as our independent registered certified public accounting firm for the 2010 fiscal year:

Votes For	Votes Against	Abstentions
51,242,914	112,884	38,372

ITEM 6.   EXHIBITS

(a)	Exhibits:

3.1	Composite Charter of the Company

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 7, 2010	EQUITY ONE, INC.

/s/ Mark Langer

Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description

3.1	Composite Charter of the Company

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities  Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.