Form 10-Q
period 2010-06-30
EQUITY ONE, INC.
filed 2010-08-09
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes ☐     No ☒

Applicable only to Corporate Issuers:

As of August 2, 2010, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 92,491,594.

EQUITY ONE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2010 (Unaudited) and December 31, 2009
(In thousands, except per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Properties:
Income producing	$2,495,320	$2,433,431
Less: accumulated depreciation	(263,877)	(240,172)
Income producing properties, net	2,231,443	2,193,259

Construction in progress and land held for development	72,882	68,866
Properties, net	2,304,325	2,262,125

Cash and cash equivalents	20,170	47,970
Accounts and other receivables, net	8,296	9,806
Investment in and advances to unconsolidated joint ventures	11,141	11,524
Securities	-	820
Goodwill	11,477	11,477
Other assets	117,509	108,598
TOTAL ASSETS	$2,472,918	$2,452,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$503,292	$551,647
Unsecured senior notes payable	691,136	691,136
	1,194,428	1,242,783
Unamortized discount on notes payable, net	(24,576)	(25,892)
Total notes payable	1,169,852	1,216,891

Other liabilities:
Accounts payable and accrued expenses	42,077	33,251
Tenant security deposits	9,012	9,180
Deferred tax liabilities, net	48,066	50,059
Other liabilities	57,373	54,237
Total liabilities	1,326,380	1,363,618
Redeemable noncontrolling interest	989	989

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.01 par value - 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value - 150,000 shares authorized, 92,147 and 86,131 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	921	861
Additional paid-in capital	1,219,718	1,110,427
Distributions in excess of earnings	(75,833)	(46,810)
Contingent consideration	-	323
Accumulated other comprehensive loss	(1,755)	(266)
Total stockholders’ equity of Equity One, Inc.	1,143,051	1,064,535

Noncontrolling interest	2,498	23,178
Total stockholders' equity	1,145,549	1,087,713

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,472,918	$2,452,320

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
For the three and six months ended June 30, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE:
Minimum rent	$54,816	$52,220	$108,647	$105,063
Expense recoveries	15,773	14,451	30,624	28,836
Percentage rent	313	249	1,358	1,389
Management and leasing services	399	444	772	994
Total revenue	71,301	67,364	141,401	136,282
COSTS AND EXPENSES:
Property operating	20,242	19,722	40,048	38,603
Rental property depreciation and amortization	16,791	14,872	33,116	30,134
General and administrative	11,741	8,993	21,828	21,248
Total costs and expenses	48,774	43,587	94,992	89,985
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	22,527	23,777	46,409	46,297
OTHER INCOME AND EXPENSE:
Investment income	489	1,205	648	3,262
Equity in loss in unconsolidated joint ventures	(42)	(21)	(82)	(28)
Other income	103	34	156	1,085
Interest expense	(19,335)	(18,129)	(39,243)	(37,692)
Amortization of deferred financing fees	(454)	(322)	(900)	(766)
Gain on acquisition of controlling interest in subsidiary	-	-	-	26,866
Gain on extinguishment of debt	63	3,544	63	12,235
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	3,351	10,088	7,051	51,259
Income tax benefit of taxable REIT subsidiaries	926	850	1,994	1,489
INCOME FROM CONTINUING OPERATIONS	4,277	10,938	9,045	52,748
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	54	297	81	668
Gain on disposal of income producing properties	1,898	3,616	1,898	4,794
INCOME FROM DISCONTINUED OPERATIONS	1,952	3,913	1,979	5,462
NET INCOME	6,229	14,851	11,024	58,210
Net loss attributable to noncontrolling interest	10	506	647	984
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$6,239	$15,357	$11,671	$59,194

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.05	$0.13	$0.11	$0.66
Discontinued operations	0.02	0.05	0.02	0.07
	$0.07	$0.18	$0.13	$0.73
Number of Shares Used in Computing Basic Earnings per Share	92,141	84,298	89,939	80,552

EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$0.05	$0.13	$0.11	$0.66
Discontinued operations	0.02	0.05	0.02	0.07
	$0.07	$0.18	$0.13	$0.72
Number of Shares Used in Computing Diluted Earning per Share	92,255	85,001	90,198	81,206

Note: Diluted EPS for the six months ended June 30, 2009, does not foot due to the mathematical rounding of the individual calculations.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

NET INCOME	$6,229	$14,851	$11,024	$58,210

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding gain on securities available for sale	-	6,989	14	11,093
Reclassification adjustment for (gain) loss on sale of securities included in net income	(359)	756	(359)	19,066
Net realized gain on interest rate contracts included in net income	-	59	-	191
Net amortization of interest rate contracts included in net income	16	30	31	50
Net unrealized loss on interest rate swap	(163)	-	(1,175)	-
Other comprehensive (loss) income adjustment	(506)	7,834	(1,489)	30,400

COMPREHENSIVE INCOME	5,723	22,685	9,535	88,610

Comprehensive loss attributable to noncontrolling interest	10	506	647	984

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$5,733	$23,191	$10,182	$89,594

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the six months ended June 30, 2010
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Contingent Consideration	Accumulated Other Comprehensive Loss	Total Stockholders' Equity of Equity One, Inc	Noncontrolling Interest	Total Stockholders' Equity

BALANCE, DECEMBER 31, 2009	$861	$1,110,427	$(46,810)	$323	$(266)	$1,064,535	$23,178	$1,087,713

Issuance of common stock	55	99,904	-	-	-	99,959	-	99,959

Stock issuance cost	-	(1,292)	-	-	-	(1,292)	-	(1,292)

Share-based compensation expense	-	3,179	-	-	-	3,179	-	3,179

Dividends paid on common stock	-	-	(40,694)	-	-	(40,694)	-	(40,694)

Purchase of subsidiary shares from noncontrolling interest	5	7,500	-	(323)	-	7,182	(20,033)	(12,851)

Other comprehensive loss adjustment	-	-	-	-	(1,489)	(1,489)	-	(1,489)

Net income	-	-	11,671	-	-	11,671	(647)	11,024

BALANCE, JUNE 30, 2010	$921	$1,219,718	$(75,833)	$-	$(1,755)	$1,143,051	$2,498	$1,145,549

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$11,024	$58,210
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions and disposals:
Straight line rent adjustment	(1,016)	(1,038)
Accretion of below market lease intangibles	(3,905)	(3,080)
Equity in loss in unconsolidated joint ventures	82	28
Amortization of premium on investments held for sale	-	(188)
Gain on acquisition of DIM Vastgoed	-	(26,866)
Income tax benefit of taxable REIT subsidiaries	(1,994)	(1,489)
Provision for losses on accounts receivable	1,146	2,278
Amortization of discount on notes payable, net	1,403	1,108
Amortization of deferred financing fees	900	766
Depreciation and amortization	33,973	30,981
Share-based compensation expense	3,142	4,701
Operating distributions from joint venture	-	180
Amortization of derivatives	31	110
Gain on disposal of income producing properties	(1,898)	(4,794)
Gain on extinguishment of debt	(63)	(12,235)
Gain on sale of securties	(366)	-
Changes in assets and liabilities:
Accounts and other receivables	272	1,094
Other assets	(9,345)	(10,850)
Accounts payable and accrued expenses	8,136	7,892
Tenant security deposits	(168)	(245)
Other liabilities	(2,702)	(2,748)
Net cash provided by operating activities	38,652	43,815

INVESTING ACTIVITIES:
Acquisition of income producing properties	(33,278)	-
Additions to income producing properties	(3,835)	(3,872)
Additions to and purchases of land held for development	(1,337)	-
Additions to construction in progress	(5,249)	(8,025)
Proceeds from disposal of real estate and rental properties	2,433	6,638
Change in cash held in escrow	-	(1,679)
Increase in deferred leasing costs and lease intangibles	(1,884)	(2,130)
Advances to joint ventures	(118)	(111)
Investment in consolidated subsidiary	(12,635)	(956)
Investment in joint ventures	(1,000)	(200)
Distributions of capital from joint ventures	241	-
Proceeds from sale of securities	841	106,835
Purchase of securities	-	(10,867)
Net cash (used in) provided by investing activities	(55,821)	85,633

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(68,177)	$(7,931)
Net borrowings under revolving credit facilities	-	3,924
Repayment of senior debt borrowings	-	(202,795)
Proceeds from issuance of common stock	99,959	130,502
Repurchase of common stock	-	(5,425)
Payment of deferred financing costs	(427)	-
Stock issuance cost	(1,292)	(4,266)
Dividends paid to stockholders	(40,694)	(49,037)
Net cash used in financing activities	(10,631)	(135,028)

Net decrease in cash and cash equivalents	(27,800)	(5,580)
Cash and cash equivalents from acquisitions	-	1,857
Cash and cash equivalents at beginning of the period	47,970	5,355
Cash and cash equivalents at end of the period	$20,170	$1,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $1.1 million and $687,000 in 2010 and 2009, respectively)	$38,821	$37,591
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain on securities	$14	$11,093

The Company acquired upon acquisition of certain rental properties:
Fair value of rental property	$53,075	$-
Assumption of mortgage notes payable	(19,797)	-
Cash paid for rental property	$33,278	$-

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

1.	Organization and Basis of Presentation

Organization

We are a real estate investment trust (“REIT”) that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers. As of June 30, 2010, our consolidated property portfolio comprised 185 properties, including 171 shopping centers consisting of approximately 19.2 million square feet of gross leasable area (“GLA”), three development or redevelopment properties, six non-retail properties and five land parcels held for development. As of June 30, 2010, our core portfolio, consisting of our shopping centers, was 90.1% leased and included national, regional and local tenants.

We currently own a 10% interest in GRI-EQY I, LLC (“GRI Venture”), which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA. The portfolio owned by the GRI Venture was 95.1% leased as of June 30, 2010. Additionally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC (“DRA Venture”) which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA. The portfolio owned by the DRA Venture was 69.0% leased as of June 30, 2010. Lastly, we own an 8.1% interest in Madison 2260 Realty, LLC (“Madison Venture”). The Madison Venture owns a retail property which consists of approximately 8,000 square feet of GLA and was 100% leased as of June 30, 2010.

In addition, we have a controlling interest in DIM Vastgoed, N.V. (“DIM”), which was acquired in the first quarter of 2009. Until August 1, 2010, the ordinary shares of DIM were listed on the NYSE Euronext Stock Exchange in Amsterdam. During 2010, we increased our ownership of DIM to approximately 96.1%, following which we requested, and the Euronext approved, the delisting of DIM’s shares.  In addition, on July 26, 2010, we filed a writ of summons with the Dutch Enterprise Chamber in Amsterdam initiating statutory squeeze-out proceedings with respect to the minority shares not owned by us. The results of DIM’s operations have been consolidated in our financial statements since January 14, 2009, the acquisition date of our controlling interest. A complete description of our interest in DIM is contained in Note 7 below.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Equity One, Inc. and our wholly-owned subsidiaries, DIM, and those other entities where we have a controlling financial interest. Equity One, Inc. and our subsidiaries are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.

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

The condensed consolidated financial statements included in this report are unaudited.  In our opinion, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for a full year.

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
June 30, 2010
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

Construction in Progress and Land Held for Development

Our method of calculating capitalized interest is based upon applying our weighted-average borrowing rate to that portion of actual costs incurred. Total interest expense capitalized to construction in progress and land held for development was approximately $542,000 and $372,000 for the three months ended June 30, 2010 and 2009, respectively, and $1.1 million and $687,000 for the six months ended June 30, 2010 and 2009, respectively.

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

On a periodic basis, we assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in unconsolidated joint ventures may be impaired.  An investment in a joint venture is considered impaired only if we determine that its fair value is less than the net carrying value of the investment in that joint venture. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  If our analysis indicates that there is an other-than-temporary impairment related to the investment in a particular joint venture, the carrying value of the venture will be adjusted to an amount to reflect the estimated fair value of the investment.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Long-lived Assets

We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC.  There was no impairment loss for the three and six months ended June 30, 2010 and 2009.

Accounts Receivable

Accounts receivable includes amounts billed to tenants and accrued expense recoveries due from tenants.  We evaluate the probability of collection for these receivables and adjust the allowance for doubtful accounts to reflect amounts estimated to be uncollectible.  The allowance for doubtful accounts was approximately $5.3 million and $4.5 million at June 30, 2010 and December 31, 2009, respectively.

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

During the three months ended June 30, 2010, we sold 34,200 shares of another publicly traded REIT, which we held as an investment. We recognized a gain, net of transaction costs, of approximately $367,000, which is included in investment income in the accompanying statements of income for the three and six months ended June 30, 2010.

Goodwill

We are required to perform annual, or more frequently in certain circumstances, impairment tests of our goodwill. We did not recognize any goodwill impairments during the three and six months ended June 30, 2010 and 2009. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled approximately $11.5 million at June 30, 2010.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in our relationships with significant tenants.

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
June 30, 2010
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

We are subject to federal, state and local income tax laws to the extent of the activities conducted by our taxable REIT subsidiaries. We recorded an income tax benefit during the three months ended June 30, 2010 and 2009 of approximately $926,000 and $850,000 million, respectively, and for the six months ended June 30, 2010 and 2009 of approximately $2.0 million and $1.5 million, respectively. These benefits are primarily attributable to the net operating losses generated by DIM. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate tax based on its operations in the United States. In 2009, DIM did not pay any U.S. income tax, which reflected the benefit of net operating loss carry forwards (“NOLs”) in previous years. As of June 30, 2010, DIM had NOLs of approximately $17.9 million remaining.

We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for income tax liabilities are adequate for all years still subject to tax audits after 2006.

Share-Based Compensation

Share-based compensation cost charged against earnings is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Restricted stock	$1,025	$1,018	$2,109	$3,070
Stock options	579	484	1,067	1,623
Employee stock purchase plan discount	1	4	3	8
Total cost	1,605	1,506	3,179	4,701
Less amount capitalized	(11)	(32)	(37)	(93)
Net share-based compensation expense	$1,594	$1,474	$3,142	$4,608

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rental payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent.  Further, the impact may be magnified if the tenant is renting space in multiple locations.  Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us.  We regularly monitor our tenant base to assess potential concentrations of credit risk.  As of June 30, 2010, Publix Super Markets accounted for approximately 11%, or approximately $23.3 million, of our aggregate annualized minimum rent.  No other tenant accounted for over 5% of our annualized minimum rent.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 concerns disclosure only and did not have an impact on the Company’s financial position or results of operations.

3.	Significant Acquisitions and Dispositions

The following table provides a summary of income producing property acquisition activity during the six months ended June 30, 2010:

Date Purchased	Property Name	City	State	Square Feet / Acres	Purchase Price	Mortgage Assumed
April 15, 2010	Veranda Shoppes	Plantation	FL	44,888	$11,675	$-
March 31, 2010	Copps Hill Plaza	Ridgefield	CT	184,528	33,400	19,797
March 19, 2010	Gateway Plaza at Aventura	Aventura	FL	29,800	8,000	-
Total					$53,075	$19,797

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

During the three and six months ended June 30, 2010, we recognized approximately $323,000 and $654,000, respectively, of acquistion-related costs in connection with these property acquistions.

Other Acquisitions

During the six months ended June 30, 2010, we acquired two outparcels for an aggregate cash purchase price of approximately $1.3 million.

Property Dispositions

During the three months ended June 30, 2010, we sold three outparcels for gross proceeds of approximately $2.5 million and recognized a gain of $1.9 million which is included in gain on disposal of income producing properties in the accompanying statements of income.

As of June 30, 2010, there were no properties held for sale. The following table provides a summary of selected operating results for those properties sold during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Rental Revenue	$36	$379	$73	$826
Expenses
Property operating expenses	(25)	53	(23)	99
Rental property depreciation and amortization	7	29	15	59
Operations of income producing properties sold	54	297	81	668
Gain on disposal of income producing property	1,898	3,616	1,898	4,794
Income from discontinued operations	$1,952	$3,913	$1,979	$5,462

4.	Investments in and Advances to Unconsolidated Joint Ventures

As of June 30, 2010, our investment in unconsolidated joint ventures, which is presented net of a deferred gain of approximately $2.9 million associated with the disposition of assets to our GRI venture, was $10.7 million, which was composed of $6.9 million related to the GRI Venture, $2.8 million related to the DRA Venture and $1.0 million related to the Madison Venture. In accordance with applicable guidance for investments in limited partnerships and real estate ventures, we have accounted for these investments using the equity method. Additionally, as of June 30, 2010, we have made advances of $423,000 to our joint ventures.

Equity in losses from joint ventures totaled approximately $42,000 and $82,000 for the three and six months ended June 30, 2010, respectively, and totaled $21,000 and $28,000, respectively, for the same periods in 2009. Fees paid to us associated with these joint ventures totaled approximately $381,000 and $741,000 for the three and six months ended June 30, 2010, respectively, and $404,000 and $800,000, respectively, for the same periods in 2009.

5.	Borrowings

During the six months ended June 30, 2010, we repaid mortgages totaling approximately $61.2 million with a weighted average interest rate of 8.34%.

In connection with our acquisition of Copps Hill Plaza, we assumed a mortgage with a principal balance of approximately $19.8 million. This mortgage matures on January 1, 2029 with payments based on a 30-year amortization schedule at a fixed interest rate of 6.06%.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

The following table is a summary of our mortgage notes payable balances at June 30, 2010 and December 31, 2009:

Mortgage Notes Payable	June 30, 2010	December 31, 2009
	(In thousands)
Fixed rate mortgage notes	$503,292	$551,647
Unamortized discount, net	(21,627)	(22,754)
Total	$481,665	$528,893

Weighted-average interest rate of fixed rate mortgage notes	6.51%	6.58%

Our outstanding unsecured senior notes payable at June 30, 2010 and December 31, 2009 consisted of the following:

Unsecured Senior Notes Payable	June 30, 2010	December 31, 2009
	(In thousands)
7.84% Senior Notes, due 1/23/12	$10,000	$10,000
6.25% Senior Notes, due 12/15/14	250,000	250,000
5.375% Senior Notes, due 10/15/15	107,505	107,505
6.0% Senior Notes, due 9/15/16	105,230	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.0% Senior Notes, due 9/15/17	116,998	116,998
Total Unsecured Senior Notes	691,136	691,136
Unamortized discount, net	(2,949)	(3,138)
Total	$688,187	$687,998

Weighted-average interest rate, net of discount adjustment	6.06%	6.10%

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

We have a total committed unsecured revolving credit facility of $272.0 million with a syndicate of banks. The facility contains customary covenants, including financial covenants regarding debt limits, total liabilities, interest coverage ratio, fixed charge coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends.  Additionally, we have a $15.0 million unsecured revolving credit facility with City National Bank of Florida. As of December 31, 2009 and June 30, 2010, we had no outstanding balance drawn against the credit facilities. The maximum availability under these credit facilities was approximately $202.5 million as of June 30, 2010, which is net of outstanding letters of credit of $15.6 million. Subsequent to June 30, 2010, $9.0 million in letters of credits were released.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

6.	Earnings Per Share

The following table sets forth the computation of our basic earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)

Income from continuing operations	$4,277	$10,938	$9,045	$52,748
Net loss attributable to noncontrolling interest	10	506	647	984
Allocation of continuing income to restricted share awards	(15)	(126)	(91)	(296)
Income from contining operations attributable to common stockholders	4,272	11,318	9,601	53,436
Income from discontinued operations attributable to common stockholders	1,952	3,913	1,979	5,462
Allocation of discontinued income to restricted share awards	(7)	(5)	(4)	(8)
Income from discontinued operations attributable to common shareholders	1,945	3,908	1,975	5,454
Net income available to common stockholders	$6,217	$15,226	$11,576	$58,890

Weighted Average Shares Outstanding — Basic	92,141	84,298	89,939	80,552
Basic earnings per share attributable to the common stockholders:
Basic earnings per share from continuing operations	$0.05	$0.13	$0.11	$0.66
Basic earnings per share from discontinued operations	0.02	0.05	0.02	0.07
Earnings per common share — Basic	$0.07	$0.18	$0.13	$0.73

The following table sets forth the computation of our diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)

Income from continuing operations	$4,277	$10,938	$9,045	$52,748
Net loss attributable to noncontrolling interest	10	506	647	984
Income from continuing operations attributable to Equity One, Inc.	4,287	11,444	9,692	53,732
Allocation of continuing income to restricted share awards	(15)	(126)	(91)	(296)
Allocation of earnings associated with DIM contingent shares	-	(128)	(88)	(244)
Income from continuing operations attributable to common stockholders	4,272	11,190	9,513	53,192
Income from discontinued operations attributable to common stockholders	1,952	3,913	1,979	5,462
Allocation of discontinued income to restricted share awards	(7)	(5)	(4)	(8)
Net income available to common stockholders	$6,217	$15,098	$11,488	$58,646

Weighted Average Shares Outstanding — Basic:	92,141	84,298	89,939	80,552
Walden Woods Village, Ltd.	-	94	-	94
Restricted stock using the treasury method	-	11	-	18
Stock options using the treasury method	114	61	114	47
Contingent shares to be issued for DIM stock	-	537	145	495
Weighted Average Shares Outstanding — Diluted	92,255	85,001	90,198	81,206

Diluted earnings per share attributable to common stockholders:
Diluted earnings per share from continuing operations	$0.05	$0.13	$0.11	$0.66
Diluted earnings per share from discontinued operations	0.02	0.05	0.02	0.07
Earnings per common share — Diluted	$0.07	$0.18	$0.13	$0.72

Note: Diluted EPS for the six months ended June 30, 2009, does not foot due to the mathematical rounding of the individual calculation.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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

On January 14, 2009, we acquired a controlling interest in DIM which required us to consolidate DIM’s results as of the acquisition date. Upon consolidation, we recorded $25.8 million of noncontrolling interest which represented the fair value of the portion of DIM’s equity that we did not own upon acquisition. Subsequent changes to the noncontrolling interest in stockholders’ equity result from the allocation of losses, and additional shares purchased subsequent to January 14, 2009.

On February 18, 2010, we launched a cash tender offer for all of DIM’s remaining outstanding ordinary shares at an offer price of $7.30 per ordinary share. We declared the offer unconditional on March 25, 2010 followed by a post-acceptance period that ended on April 9, 2010. We also issued 536,601 shares of our common stock in exchange for 766,573 DIM ordinary shares. As a result, during the six months ended June 30, 2010, we were able to increase our ownership of DIM as a result of these and other open market purchases to 96.1% as of June 30, 2010.

The following table shows the effects on our equity resulting from the changes in our ownership interest in DIM for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Net income attributable to Equity One, Inc.	$6,239	$15,357	$11,671	$59,194
Increase in our paid-in-capital for purchase of DIM ordinary shares totaling, 253,982 and 6,214 shares for the three months ended June 30, 2010 and 2009 and 2,527,013 and 19,780 shares for the six months ended June 30, 2010 and 2009, respectively.	211	15	7,500	16
Net transfers from noncontrolling interest	211	15	7,500	16
Change from net income attributable to Equity One, Inc.and transfers from noncontrolling interest	$6,450	$15,372	$19,171	$59,210

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

8.	Share-Based Payment Plans

As of June 30, 2010, we have options outstanding under our 2000 Executive Incentive Compensation Plan (“2000 Plan”). The 2000 Plan provides for the grant of options, restricted stock and other share-based awards for up to 8.5 million shares of common stock, of which 2.5 million shares are available for issuance.  In addition, in connection with the initial employment of Jeffrey S. Olson, our Chief Executive Officer, we issued Mr. Olson options to purchase 364,660 shares of common stock.

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

The following table presents stock option activity during the six months ended June 30, 2010:

	Shares Under Option	Weighted-Average Exercise Price
	(In thousands)

Outstanding at January 1, 2010	2,762	$21.28
Granted	409	$18.97
Outstanding at June 30, 2010	3,171	$20.98

Exercisable at June 30, 2010	1,647	$23.02

The following table presents information regarding restricted stock activity during the six months ended June 30, 2010:

	Unvested Shares	Weighted-Average Price
	(In thousands)

Unvested at January 1, 2010	263	$21.51
Granted	38	$17.96
Vested	(47)	$22.62
Forfeited	(3)	$14.02
Unvested at June 30, 2010	251	$20.86

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

During the six months ended June 30, 2010, we granted 37,800 shares of restricted stock that are subject to forfeiture and vest over periods from two to three years. The total vesting-date value of the 46,820 shares that vested during the six months ended June 30, 2010 was $854,325.

As of June 30, 2010, we had $6.0 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our plans.  This expense is expected to be recognized over a weighted-average period of 1.6 years.

9.	Equity

During each of the first two quarters of 2010, our Board of Directors declared cash dividends of $0.22 per share on our common stock. These dividends were paid in March and June 2010. The $0.22 per share dividend represents an annualized rate of $0.88 per share.

In March of 2010, we completed an underwritten public offering and concurrent private placement of approximately 5.4 million shares of our common stock at a price of $18.40 per share. In the concurrent private placement, an aggregate of 600,000 shares were purchased for $11.0 million by MGN America, LLC and Silver Maple (2001), Inc., affiliates of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the chairman of our board of directors. The offerings generated net proceeds to us of approximately $98.9 million.

On May 5, 2010, we filed an amendment to our charter to increase our authorized common stock from 100,000,000 to 150,000,000 shares. No change was made to our authorized preferred stock of 10,000,000 shares.

During 2010, we reduced the amount of noncontrolling interest in DIM through the acquisition of 1,760,440 DIM ordinary shares through the combination of a cash tender offer and other open market and private purchases, increasing our ownership percentage to approximately 96.1% at June 30, 2010.

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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Recurring Fair Value Measurements

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

Fair Value Measurements
(In thousands)
Description	Level 2

Long term incentive plan	$844

During the three months ended June 30, 2010, we sold an equity investment which was previously recorded as a Level 1 available for sale security. Our 34,200 share investment was acquired at a price of $13.88 per share and sold at an average price of $24.60 per share, generating a gain of approximately $367,000, net of transaction costs, during the second quarter of 2010.

Valuation Methods

Long term incentive plan.  We have a long-term incentive plan for four of our executives based on our total stockholder return versus returns for six of our peer companies. The fair value of this plan is determined using the average trial-specific value of the awards eligible for grant under the plan based upon a Monte Carlo simulation model. This model considers various assumptions, including time value, volatility factors, current market and contractual prices as well as projected future market prices for our common stock as well as common stock of our peer companies over the performance period.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the plan, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

Mortgage Notes Payable. The fair value estimated at June 30, 2010 and December 31, 2009 was $516.4 million and $561.6 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount of these notes was approximately $481.7 million and $528.9 million at June 30, 2010 and December 31, 2009, respectively.

Unsecured Senior Notes Payable.  The fair value estimated at June 30, 2010 and December 31, 2009 was $699.8 million and $642.0 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount of these notes was approximately $688.2 million and $688.0 million at June 30, 2010 and December 31, 2009, respectively.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

The fair market value calculation of our debt, as of June 30, 2010 includes assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculation uses a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages and senior notes are consistent with current market trends.

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

As of June 30, 2010, we had pledged letters of credit totaling $15.6 million as additional security for financial and other obligations. Subsequent to June 30, 2010, $9.0 million in letters of credit were released.

We have committed to fund approximately $1.2 million, based on current plans and estimates, to complete pending development and redevelopment projects. These obligations, composed principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities and available cash.

Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $71,000. We have operating lease agreements for office space in which we have an annual obligation of approximately $360,000. Additionally, we have lease agreements for equipment rentals which have annual obligations of $97,000.

As of June 30, 2010, we have entered into contracts to purchase $64.6 million in commercial real estate. These contracts have past the due diligence period and the $1.8 million in deposits are non-refundable, except as otherwise provided in those contracts.

We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of June 30, 2010 will have a material adverse effect on our financial condition, results of operations or cash flows.

Probable Business Combination

Contribution Agreement

On May 23, 2010, we entered into a Contribution Agreement with Liberty International Holdings Limited, a private company limited by shares organized under the laws of England and Wales (“LIH”), and Capital Shopping Centres PLC, a public limited company organized under the laws of England and Wales (“CSC”), pursuant to which we will acquire a majority ownership interest in C&C (US) No. 1, Inc., a Delaware corporation (“CapCo”), through a joint venture with LIH. CapCo, which is currently wholly-owned by LIH, owns a portfolio of 15 properties in California totaling 2.6 million square feet, including Serramonte Shopping Center in Daly City, Plaza Escuela in Walnut Creek, The Willows Shopping Center in Concord, 222 Sutter Street in San Francisco, and The Marketplace Shopping Center in Davis. LIH and CSC are subsidiaries of Capital Shopping Centres Group PLC, a United Kingdom real estate investment trust.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Pursuant to the Contribution Agreement and related transaction documents, at the closing LIH will contribute all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for 10.9 million joint venture units, representing an approximate 23% interest in the joint venture, and we will contribute a shared appreciation promissory note to the joint venture in the amount of $600 million in exchange for an approximate 77% interest in the joint venture. In addition, at the closing, LIH will transfer and assign to us an outstanding promissory note of CapCo in the amount of $67 million in exchange for 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A Common Stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, will entitle LIH to voting rights in us determined with reference to the number of joint venture units held by LIH from time to time.

The joint venture units to be received by LIH will be redeemable for cash or, at our option, our common stock on a one-for-one basis. The joint venture will assume approximately $330 million of mortgage debt, including its proportionate share of debt held by CapCo’s joint ventures, with a weighted average interest rate of 5.7%. We are in the process of reviewing the transaction and have not determined the accounting treatment for this investment.

The transaction is expected to close late in the third quarter or the fourth quarter of 2010 and is subject to customary and other closing conditions.

Equityholders Agreement

In connection with the transactions contemplated by the Contribution Agreement, we entered into an Equityholders Agreement, dated May 23, 2010, among us, CSC, LIH, Gazit-Globe Ltd. (“Gazit”), MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. Pursuant to the Equityholders Agreement, we will increase the size of our board of directors by one seat, effective at the time of closing of the transactions contemplated by the Contribution Agreement, and appoint a designee of CSC to the board. Subject to its continuing to hold a minimum number of shares of our common stock (on a fully diluted basis), CSC will subsequently have the right to nominate one candidate for election to our board of directors at each annual meeting of our stockholders at which directors are elected.

In addition, the Equityholders Agreement provides that we, and then Gazit and its affiliates, will have a right of first offer with respect to proposed sales by LIH of any of its joint venture units and that Gazit and its affiliates will have a right of first offer with respect to proposed sales by LIH of any shares of our capital stock. We will also have a right of first refusal with respect to any joint venture units proposed to be sold by LIH to one of our competitors.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

14.	Condensed Consolidating Financial Information

Many of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facilities. The guarantees are joint and several and full and unconditional.

Condensed Balance Sheet As of June 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$996,623	$468,339	$839,363	$-	$2,304,325
Investment in affiliates	628,310	-	-	(628,310)	-
Other assets	162,995	44,153	111,890	(150,445)	168,593
Total Assets	$1,787,928	$512,492	$951,253	$(778,755)	$2,472,918
LIABILITIES
Mortgage notes payable	$42,690	$121,774	$483,575	$(144,747)	$503,292
Unsecured revolving credit facilities	-	-	635	(635)	-
Unsecured senior notes payable	691,136	-	-	-	691,136
Unamortized/unaccreted (discount)/premium on notes payable, net	(2,668)	2	(21,910)	-	(24,576)
Other liabilities	28,835	20,857	111,899	(5,063)	156,528
Total Liabilities	759,993	142,633	574,199	(150,445)	1,326,380
Redeemable noncontrolling interest	-	-	-	989	989
STOCKHOLDERS' EQUITY	1,027,935	369,859	377,054	(629,299)	1,145,549
Total Liabilities and Stockholders' Equity	$1,787,928	$512,492	$951,253	$(778,755)	$2,472,918

Condensed Balance Sheet As of December 31, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$1,007,214	$272,205	$982,706	$-	$2,262,125
Investment in affiliates	628,310	-	-	(628,310)	-
Other assets	185,166	18,903	133,343	(147,217)	190,195
Total Assets	$1,820,690	$291,108	$1,116,049	$(775,527)	$2,452,320
LIABILITIES
Mortgage notes payable	$55,060	$44,054	$597,461	$(144,928)	$551,647
Unsecured revolving credit facilities	-	-	820	(820)	-
Unsecured senior notes payable	691,136	-	-	-	691,136
Unamortized/unaccreted (discount)/premium on notes payable, net	(2,638)	13	(23,267)	-	(25,892)
Other liabilities	27,983	6,488	113,725	(1,469)	146,727
Total Liabilities	771,541	50,555	688,739	(147,217)	1,363,618
Redeemable noncontrolling interest	-	-	-	989	989
STOCKHOLDERS' EQUITY
Total Liabilities and Stockholders' Equity	1,049,149	240,553	427,310	(629,299)	1,087,713
	$1,820,690	$291,108	$1,116,049	$(775,527)	$2,452,320

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Condensed Statement of Income for the three months ended June 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$24,848	$12,366	$17,602	$-	$54,816
Expense recoveries	6,637	4,358	4,778	-	15,773
Percentage rent	98	144	71	-	313
Management and leasing services	-	399	-	-	399
Total revenue	31,583	17,267	22,451	-	71,301
EQUITY IN SUBSIDIARIES' EARNINGS	8,638	-	-	(8,638)	-
COSTS AND EXPENSES:
Property operating	9,145	4,825	6,272	-	20,242
Rental property depreciation and amortization	6,305	3,825	6,652	9	16,791
General and administrative	10,223	916	676	(74)	11,741
Total costs and expenses	25,673	9,566	13,600	(65)	48,774
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	14,548	7,701	8,851	(8,573)	22,527
OTHER INCOME AND EXPENSE:
Investment income	1,631	4	4	(1,150)	489
Equity in loss in unconsolidated joint ventures	-	(42)	-	-	(42)
Other income	88	-	15	-	103
Interest expense	(11,646)	(321)	(8,518)	1,150	(19,335)
Amortization of deferred financing fees	(388)	(24)	(42)	-	(454)
Gain on extinguishment of debt	57	6	-	-	63
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	4,290	7,324	310	(8,573)	3,351
Income tax benefit of taxable REIT subsidiaries	-	192	734	-	926
INCOME FROM CONTINUING OPERATIONS	4,290	7,516	1,044	(8,573)	4,277
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	41	11	2	-	54
Gain on disposal of income producing properties	1,898	-	-	-	1,898
INCOME FROM DISCONTINUED OPERATIONS	1,939	11	2	-	1,952
NET INCOME	6,229	7,527	1,046	(8,573)	6,229
Net loss attributable to noncontrolling interest	10	-	-	-	10
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$6,239				$6,239

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Condensed Statement of Income for the three months ended June 30, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$25,517	$9,755	$16,948	$-	$52,220
Expense recoveries	6,753	3,271	4,427	-	14,451
Percentage rent	129	75	45	-	249
Management and leasing services	38	406	-	-	444
Total revenue	32,437	13,507	21,420	-	67,364
EQUITY IN SUBSIDIARIES' EARNINGS	4,855	-	-	(4,855)	-
COSTS AND EXPENSES:
Property operating	9,005	3,655	7,062	-	19,722
Rental property depreciation and amortization	6,143	2,292	6,437	-	14,872
General and administrative	7,451	820	722	-	8,993
Total costs and expenses	22,599	6,767	14,221	-	43,587
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	14,693	6,740	7,199	(4,855)	23,777
OTHER INCOME AND EXPENSE:
Investment income	1,195	6	4	-	1,205
Equity in loss in unconsolidated joint ventures	-	(21)	-	-	(21)
Other income	34	-	-	-	34
Interest expense	(8,154)	(1,699)	(8,276)	-	(18,129)
Amortization of deferred financing fees	(270)	(26)	(26)	-	(322)
Gain on extinguishment of debt	3,544	-	-	-	3,544
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	11,042	5,000	(1,099)	(4,855)	10,088
Income tax (expense) benefit of taxable REIT subsidiaries	-	(46)	896	-	850
INCOME (LOSS) FROM CONTINUING OPERATIONS	11,042	4,954	(203)	(4,855)	10,938
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	193	104	-	-	297
Gain on disposal of income producing properties	3,616	-	-	-	3,616
INCOME FROM DISCONTINUED OPERATIONS	3,809	104	-	-	3,913
NET INCOME (LOSS)	14,851	5,058	(203)	(4,855)	14,851
Net loss attributable to noncontrolling interest	506	-	-	-	506
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$15,357				$15,357

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Condensed Statement of Income for the six months ended June 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$49,555	$24,620	$34,472	$-	$108,647
Expense recoveries	12,869	8,416	9,339	-	30,624
Percentage rent	460	314	584	-	1,358
Management and leasing services	(2)	774	-	-	772
Total revenue	62,882	34,124	44,395	-	141,401
EQUITY IN SUBSIDIARIES' EARNINGS	15,404	-	-	(15,404)	-
COSTS AND EXPENSES:
Property operating	17,709	9,287	13,052	-	40,048
Rental property depreciation and amortization	12,516	7,444	13,145	11	33,116
General and administrative	18,088	1,872	1,975	(107)	21,828
Total costs and expenses	48,313	18,603	28,172	(96)	94,992
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	29,973	15,521	16,223	(15,308)	46,409
OTHER INCOME AND EXPENSE:
Investment income	2,915	18	15	(2,300)	648
Equity in loss in unconsolidated joint ventures	-	(82)	-	-	(82)
Other income	131	-	25	-	156
Interest expense	(23,248)	(1,475)	(16,820)	2,300	(39,243)
Amortization of deferred financing fees	(772)	(47)	(81)	-	(900)
Gain on extinguishment of debt	58	5	-	-	63
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	9,057	13,940	(638)	(15,308)	7,051
Income tax benefit of taxable REIT subsidiaries	-	367	1,627	-	1,994
INCOME FROM CONTINUING OPERATIONS	9,057	14,307	989	(15,308)	9,045
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	69	9	3	-	81
Gain on disposal of income producing properties	1,898	-	-	-	1,898
INCOME FROM DISCONTINUED OPERATIONS	1,967	9	3	-	1,979
NET INCOME	11,024	14,316	992	(15,308)	11,024
Net loss attributable to noncontrolling interest	647	-	-	-	647
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$11,671				$11,671

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Condensed Statement of Income for the six months ended June 30, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$51,117	$19,752	$34,194	$-	$105,063
Expense recoveries	13,523	6,536	8,777	-	28,836
Percentage rent	555	261	573	-	1,389
Management and leasing services	194	800	-	-	994
Total revenue	65,389	27,349	43,544	-	136,282
EQUITY IN SUBSIDIARIES' EARNINGS	37,451	-	-	(37,451)	-
COSTS AND EXPENSES:
Property operating	17,619	7,106	13,878	-	38,603
Rental property depreciation and amortization	12,395	4,549	13,190	-	30,134
General and administrative	17,571	1,638	2,039	-	21,248
Total costs and expenses	47,585	13,293	29,107	-	89,985
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	55,255	14,056	14,437	(37,451)	46,297
OTHER INCOME AND EXPENSE:
Investment income	3,245	10	7	-	3,262
Equity in loss in unconsolidated joint ventures	-	(28)	-	-	(28)
Other income	1,085	-	-	-	1,085
Interest expense	(17,555)	(3,452)	(16,685)	-	(37,692)
Amortization of deferred financing fees	(662)	(51)	(53)	-	(766)
Gain on acquisition of controlling interest in subsidiary	-	-	26,866	-	26,866
Gain on extinguishment of debt	12,235	-	-	-	12,235
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	53,603	10,535	24,572	(37,451)	51,259
Income tax (expense) benefit of taxable REIT subsidiaries	-	(159)	1,648	-	1,489
INCOME FROM CONTINUING OPERATIONS	53,603	10,376	26,220	(37,451)	52,748
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	438	206	24	-	668
Gain on disposal of income producing properties	4,169	625	-	-	4,794
INCOME FROM DISCONTINUED OPERATIONS	4,607	831	24	-	5,462
NET INCOME	58,210	11,207	26,244	(37,451)	58,210
Net loss attributable to noncontrolling interest	984	-	-	-	984
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$59,194				$59,194

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Condensed Statement of Cash Flows for the six months ended June 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash provided by operating activities	$8,743	$14,414	$15,495	$38,652
INVESTING ACTIVITIES:
Acquisition of income producing properties	-	(11,675)	(21,603)	(33,278)
Additions to income producing properties	(1,406)	(661)	(1,768)	(3,835)
Additions to and purchases of land held for development	(1,337)	-	-	(1,337)
Additions to construction in progress	(3,688)	(664)	(897)	(5,249)
Proceeds from disposal of real estate and rental properties	2,433	-	-	2,433
Investment in joint ventures	(1,000)	-	-	(1,000)
Advances to joint ventures	(118)	-	-	(118)
Distributions of capital from joint ventures	241	-	-	241
Increase in deferred leasing costs and lease intangibles	(933)	(284)	(667)	(1,884)
Proceeds from sale of securities	841	-	-	841
Advances to subsidiaries, net	(64,185)	47,440	16,745	-
Investment in consolidated subsidiary	(12,635)	-	-	(12,635)
Net cash (used in) provided by investing activities	(81,787)	34,156	(8,190)	(55,821)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(12,501)	(48,570)	(7,106)	(68,177)
Proceeds from issuance of common stock	99,959	-	-	99,959
Stock issuance cost	(1,292)	-	-	(1,292)
Payment of deferred financing costs	(228)	-	(199)	(427)
Dividends paid to stockholders	(40,694)	-	-	(40,694)
Net cash provided by (used in) financing activities	45,244	(48,570)	(7,305)	(10,631)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,800)	-	-	(27,800)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	47,970	-	-	47,970
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$20,170	$-	$-	$20,170

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Condensed Statement of Cash Flows for the six months ended June 30, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(8,773)	$3,458	49,130	43,815
INVESTING ACTIVITIES:
Additions to income producing properties	(1,089)	(1,129)	(1,654)	(3,872)
Additions to construction in progress	(3,934)	(11)	(4,080)	(8,025)
Proceeds from disposal of real estate and rental properties	5,749	-	889	6,638
Decrease in cash held in escrow	(1,679)	-	-	(1,679)
Investment in joint ventures	(200)	-	-	(200)
Advances to joint ventures	(111)	-	-	(111)
Increase in deferred leasing costs and lease intangibles	(1,344)	(161)	(625)	(2,130)
Proceeds from sale of securities	106,835	-	-	106,835
Purchase of securities	(10,867)	-	-	(10,867)
Advances to subsidiaries, net	27,751	45,435	(73,186)	-
Investment in consolidated subsidiary	(956)	-	-	(956)
Net cash provided by (used in) investing activities	120,155	44,134	(78,656)	85,633
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(1,227)	(1,590)	(5,114)	(7,931)
Net borrowings under revolving credit facilities	-	5,194	(1,270)	3,924
Repayment of senior debt borrowings	-	(202,795)	-	(202,795)
Proceeds from issuance of common stock	130,502	-	-	130,502
Repurchase of common stock	(5,425)	-	-	(5,425)
Stock issuance cost	(4,266)	-	-	(4,266)
Dividends paid to stockholders	(49,037)	-	-	(49,037)
Net cash used in financing activities	70,547	(199,191)	(6,384)	(135,028)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	181,929	(151,599)	(35,910)	(5,580)
CASH AND CASH EQUIVALENTS FROM ACQUISITIONS	1,857	-	-	1,857
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,355	-	-	5,355
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$189,141	$(151,599)	$(35,910)	$1,632

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

15.	Subsequent Events

Pursuant to the Subsequent Events Topic of the FASB ASC, we have reviewed all subsequent events and transactions that occurred after our June 30, 2010 unaudited condensed consolidated balance sheet date through the time of filing this quarterly report on Form 10-Q.

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

Our Portfolio.  As of June 30, 2010, our consolidated property portfolio comprised 185 properties, including 171 shopping centers consisting of approximately 19.2 million square feet of gross leasable area, or GLA, three development or redevelopment properties, six non-retail properties, and five land parcels held for development. As of June 30, 2010, our core portfolio, consisting of our shopping centers, was 90.1% leased and included national, regional and local tenants.

We currently own a 10% interest in GRI-EQY I, LLC (“GRI Venture”), which owns ten neighborhood shopping centers totaling approximately 1.4 million square feet of GLA. The portfolio owned by the GRI Venture was 95.1% leased as of June 30, 2010. Additionally, we own a 20% interest in G&I VI Investment South Florida Portfolio, LLC (“DRA Venture”) which owns one office building and two neighborhood shopping centers totaling approximately 503,000 square feet of GLA. The portfolio owned by the DRA Venture was 69.0% leased as of June 30, 2010. Lastly, we own an 8.1% interest in Madison 2260 Realty, LLC (“Madison Venture”). The Madison Venture owns a retail property which consists of approximately 8,000 square feet of GLA and was 100% leased as of June 30, 2010.

In addition, we have a controlling interest in DIM Vastgoed, N.V. (“DIM”), which was acquired in the first quarter of 2009. Until August 1, 2010, the ordinary shares of DIM were listed on the NYSE Euronext Stock Exchange in Amsterdam. During 2010, we increased our ownership of DIM to approximately 96.1%, following which we requested, and the Euronext approved, the delisting of DIM’s shares.  In addition, on July 26, 2010, we filed a writ of summons with the Dutch Enterprise Chamber in Amsterdam initiating statutory squeeze-out proceedings with respect to the minority shares not owned by us. The results of DIM’s operations have been consolidated in our financial statements since January 14, 2009, the acquisition date of our controlling interest. A complete description of our interest in DIM is contained in Note 7 to the condensed consolidated financial statements included in this report.

Outlook and Business Strategy. The current downturn in the economy has continued to affect our business in 2010.  Macro-economic challenges have impacted many retailers and continue to impact the retail sales of many regional and local tenants in some of our markets. These challenges have continued to adversely affect many of our tenants, particularly those tenants that sell goods or provide services that tend to be more discretionary in nature.  As a result, tenants have requested rent adjustments and abatements, while other tenants have not been able to continue in business at all.  We have observed that small shop tenants (those occupying less than 10,000 square feet) have been particularly vulnerable during the current recession as they have faced both declining sales and reduced access to capital. We have responded to these challenges by undertaking intensive leasing efforts, negotiating reductions in certain recoverable expenses from our vendors, and making case-by-case assessments of rent relief based on the financial and operating strength of our tenants.  These macro-economic trends have made it more difficult for us to achieve our objectives of growing our business through internal rent increases, re-cycling capital from lower-tiered assets into higher quality properties, and growing our asset management business.

We also are interested in acquisitions where we can expand our asset base, specifically seeking to expand our asset base to coastal constrained markets in California, Boston, Connecticut, and New York as well as our existing markets in Florida. We seek markets with very strong demographic characteristics with barriers to entry.

While we continue to see improvements in the capital and credit markets, the persistence of a consumer-led economic slowdown has negatively affected net operating income. As a result, for the three months ended June 30, 2010, our same property net operating income declined 0.6% to $36.4 million as compared to $36.6 million for the same period in 2009 while rent spreads on a same-space cash basis for new leases declined 6.4% and renewal leases declined 7.6%. For the six months ended June 30, 2010, our same property net operating income declined 2.2% to $73.7 million as compared to $75.3 million for the same period in 2009. Additionally, economic occupancy for our core shopping center portfolio decreased to 90.1% as of June 30, 2010 as compared to 90.3% at December 31, 2009.

Notwithstanding the difficult operating environment, the execution of our business strategy during the second quarter of 2010 resulted in:

•	the repayment of approximately $29.7 million in mortgages;

•	the acquisition of a 44,888 square foot shopping center located in Plantation, Florida for approximately $11.7 million;

•	the sale of three outparcels in Florida for aggregate sale proceeds of approximately $2.5 million resulting in gains of $1.9 million;

•	43 new leases totaling 122,313 square feet at an average rental rate of $10.42 per square foot as compared to $11.13 per square foot in 2009, on a same site basis;

•	the renewal of 80 leases totaling 168,266 square feet and the extension of 20 leases totaling 247,665 square feet; and

•
the execution of a contract to acquire Capital and Counties U.S.A., Inc. (CapCo) through a joint venture with its parent company, Capital Shopping Centres PLC, in a transaction valued at approximately $600 million;

In addition to the above, for the six months ended June 30, 2010, the execution of our business strategy resulted in:

•	the sale of approximately 5.4 million shares of our common stock in an underwritten public offering and concurrent private placement which raised net proceeds of approximately $98.9 million;

•	the acquisition of approximately 2.5 million ordinary shares of DIM through a tender offer and other purchases bringing our ownership to 96.1% as of June 30, 2010;

•	the acquisition of two shopping centers located in Florida and Connecticut representing an aggregate of approximately 214,328 square feet of GLA for an aggregate purchase price of $41.4 million;

•	the repayment of approximately $31.5 million in mortgages; and

•	the acquisition of two undeveloped land parcels at an aggregate cash purchase price of $1.3 million.

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

Comparison of the three months ended June 30, 2010 to 2009

The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended June 30, 2010 as compared to the same period in 2009:

	Three Months Ended
	June 30,
	2010	2009	% Change
	(In thousands)

Total revenue	$71,301	$67,364	5.8%
Property operating expenses	20,242	19,722	2.6%
Rental property depreciation and amortization	16,791	14,872	12.9%
General and administrative expenses	11,741	8,993	30.6%
Investment income	489	1,205	-59.4%
Equity in loss in unconsolidated joint ventures	42	21	100.0%
Interest expense	19,335	18,129	6.7%
Amortization of deferred financing fees	454	322	41.0%
Gain on extinguishment of debt	63	3,544	-98.2%
Income tax benefit of taxable REIT subsidiaries	926	850	8.9%
Income from discontinued operations	1,952	3,913	-50.1%
Net Income	6,229	14,851	-58.1%

Total revenue increased by $3.9 million, or 5.8%, to $71.3 million in 2010 from $67.4 million in 2009.  The increase is primarily attributable to the following:

•	an increase of approximately $5.4 million associated with properties acquired in 2009 and 2010; and

•	an increase of approximately $204,000 related to the completion of various development and redevelopment projects; offset by

•
a decrease of approximately $2.1 million in same-property revenue due primarily to lower minimum rent income and decreased small shop occupancy which also has the effect of lowering rental expense recoveries.

Property operating expenses increased by $520,000, or 2.6%, to $20.2 million in 2010 from $19.7 million in 2009.  The increase primarily consists of the following:

•	an increase of approximately $1.8 million associated with properties acquired in 2009 and in 2010; offset by

•	a decrease of approximately $1.4 million in property operating costs primarily due to a decrease in bad debt expense and an increase in real estate tax refunds.

Rental property depreciation and amortization increased by $1.9 million, or 12.9%, to $16.8 million in 2010 from $14.9 million in 2009.  The increase was primarily related to depreciation on properties acquired in 2009 and in 2010.

General and administrative expenses increased by $2.7 million, or 30.6%, to $11.7 million in 2010 from $9.0 million in 2009.  The increase in 2010 was primarily related to the following:

•
an increase of approximately $2.2 million in acquisition costs related to properties acquired during 2010 as well as higher professional fees related to the proposed CapCo transaction and the exploration of other potential acquisitions; and

•
an increase of approximately $700,000 due to: (1) the additional headcount required to manage the DIM properties for which we assumed management responsibilities effective January 1, 2010; (2) the hiring of a VP of Development who will be responsible for our Westbury property in addition to other development and redevelopment projects; and (3) an increase in non-cash share-based compensation expense as we continue to use equity awards to attract and retain key employees; offset by

•	a decrease of approximately $171,000 associated with severance and severance related costs incurred in 2009.

Investment income decreased by $716,000, or 59.4%, to $489,000 for 2010 from $1.2 million in 2009.  The decrease was primarily related to the following:

•	a decrease of approximately $1.2 million associated with the disposition of certain debt and equity securities in 2009; offset by

•	an increase of approximately $367,000 related to the gain on sale of equity securities; and

•	an increase of approximately $100,000 in interest related to higher cash balances.

Interest expense increased by $1.2 million, or 6.7%, to $19.3 million for 2010 from $18.1 million in 2009.  The increase is primarily attributable to the following:

•	an increase of approximately $4.0 million primarily associated with our $250.0 million principal amount of 6.25% unsecured senior notes issued in the fourth quarter of 2009; offset by

•	a decrease of approximately $2.1 million of interest expense related to the repayment of certain mortgages in 2009 and 2010;

•	a decrease of approximately $261,000 related to lower balances on our lines of credit; and

•	a decrease of approximately $200,000 associated with higher capitalized interest related to our development projects.

Amortization of deferred financing fees increased by approximately $132,000 to approximately $454,000 in 2010 compared to $322,000 in 2009. The increase is mainly due to the 6.25% senior notes issued in the fourth quarter of 2009.

In the second quarter of 2010, we prepaid approximately $29.7 million principal amount of our mortgages and recognized a net gain from early extinguishment of debt of approximately $63,000. In the second quarter of 2009, we repurchased and canceled approximately $12.9 million principal amount of our senior notes and recognized a net gain from early extinguishment of debt of approximately $3.5 million.

We recorded a net income tax benefit during the three months ended June 30, 2010 and 2009 of approximately $926,000 and $850,000, respectively. At June 30, 2010, DIM accounts for approximately $735,000 in tax benefits and $191,000 in tax benefits were recognized by our Taxable REIT Subsidiaries (“TRSs”) in respect of their losses.

In the second quarter of 2010, we recognized a net gain of approximately $2.0 million from discontinued operations mainly due to the sale of two ground lease outparcels and one land outparcel, as compared to approximately $3.9 million for the same period in 2009.

As a result of the foregoing, net income decreased by $8.6 million, or 58.1%, to $6.2 million for the second quarter ended 2010, compared to net income of $14.9 million in the second quarter of 2009.

Comparison of the six months ended June 30, 2010 to 2009

The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the six months ended June 30, 2010 as compared to the same period in 2009:

	Six Months Ended
	June 30,
	2010	2009	% Change
	(In thousands)

Total revenue	$141,401	$136,282	3.8%
Property operating expenses	40,048	38,603	3.7%
Rental property depreciation and amortization	33,116	30,134	9.9%
General and administrative expenses	21,828	21,248	2.7%
Investment income	648	3,262	-80.1%
Equity in loss in unconsolidated joint ventures	82	28	192.9%
Other income	156	1,085	-85.6%
Interest expense	39,243	37,692	4.1%
Amortization of deferred financing fees	900	766	17.5%
Gain on acquisition of controlling interest in subsidiary	-	26,866	-100.0%
Gain on extinguishment of debt	63	12,235	-99.5%
Income tax benefit of taxable REIT subsidiaries	1,994	1,489	33.9%
Income from discontinued operations	1,979	5,462	-63.8%
Net Income	11,024	58,210	-81.1%

Total revenue increased by $5.1 million, or 3.8%, to $141.4 million in 2010 from $136.3 million in 2009.  The increase is primarily attributable to the following:

•	an increase of approximately $9.2 million associated with properties acquired in 2009 and 2010; and

•	an increase of approximately $311,000 related to the completion of various development and redevelopment projects; offset by

•	a decrease of approximately $5.0 million in same-property revenue due primarily to lower percentage rent income, lower small shop occupancy and rental expense recoveries; and

•	a decrease of approximately $200,000 due to lower external leasing services.

Property operating expenses increased by $1.4 million, or 3.7%, to $40.0 million in 2010 from $38.6 million in 2009.  The increase primarily consists of the following:

•	an increase of approximately $3.0 million associated with properties acquired in 2009 and 2010; and

•	an increase of approximately $140,000 related to the completion of various development and redevelopment projects; offset by

•
a decrease of approximately $2.1 million in property operating costs primarily due to lower bad debt, common area maintenance costs, and lower real estate tax expense related to tax refunds received in 2010.

Rental property depreciation and amortization increased by $3.0 million, or 9.9%, to $33.1 million for 2010 from $30.1 million in 2009. The increase was primarily related to depreciation on properties acquired in 2009 and 2010.

General and administrative expenses increased by $580,000, or 2.7%, to $21.8 million for 2010 from $21.2 million in 2009.  The increase in 2010 was primarily related to the following:

•
an increase of approximately $3.4 million in acquisition costs related to properties acquired during 2010 as well as higher professional fees related to the proposed CapCo transaction and the exploration of other potential acquisitions; and

•
an increase of approximately $900,000 due to: (1) the additional headcount required to manage the DIM properties for which we assumed management responsibilities effective January 1, 2010; (2) the hiring of a VP of Development who will be responsible for our Westbury property in addition to other development and redevelopment projects; and (3) an increase in non-cash share-based compensation expense as we continue to use equity awards to attract and retain key employees; offset by

•	a decrease of approximately $3.5 million related to severance associated with the termination of two senior executives in 2009.

Investment income decreased by $2.6 million, or 80.1%, to $648,000 for 2010 from $3.3 million in 2009.  The decrease was primarily related to the following:

•	a decrease of approximately $2.3 million primarily associated with the disposition of certain debt securities in 2009; and

•	a decrease of approximately $934,000 related to dividends from several equity investments held during 2009 and disposed of prior to 2010; offset by

•	an increase of approximately $367,000 associated with the gain on sale of securities; and

•	an increase of approximately $200,000 in interest related to higher cash balances.

Other income decreased approximately $929,000, or 85.6%, in the 2010 period compared to 2009. The decrease primarily resulted from approximately $800,000 in income related to insurance proceeds received in 2009 for tornado damage to a property in South Carolina.

Interest expense increased by $1.6 million, or 4.1%, to $39.2 million for 2010 from $37.7 million in 2009.  The increase is primarily attributable to the following:

•	an increase of approximately $5.9 million associated with our 6.25% unsecured senior notes issued in the fourth quarter of 2009; offset by

•	a decrease of approximately $3.8 million of interest expense related to the repayment of certain mortgages in 2009 and 2010;

•	a decrease of approximately $374,000 related to higher capitalized interest related to our development projects; and

•	a decrease of approximately $293,000 related to lower balances on our lines of credit.

Amortization of deferred financing fees increased by approximately $134,000 to approximately $900,000 in 2010 compared to $766,000 in 2009. The increase is mainly due to the amortization of the discount associated with the 6.25% senior notes issued in the fourth quarter of 2009.

The gain on acquisition of controlling interest of approximately $26.9 million recognized in 2009 was generated from our acquisition of a controlling interest in DIM. No comparable amounts are included in the 2010 period.

During the six months ended June 30, 2010, we repaid approximately $61.2 million principal amount of our mortgages and recognized a net gain from early extinguishment of debt of approximately $63,000. During the same period in 2009, we repurchased and canceled approximately $43.4 million principal amount of our senior notes and recognized a net gain from early extinguishment of debt of approximately $12.2 million.

We recorded a net income tax benefit during the six months ended June 30, 2010 and 2009 of approximately $2.0 million and $1.5 million, respectively. At June 30, 2010, DIM accounts for approximately $1.6 million in tax benefits and $367,000 in tax benefits are from our TRSs. The increase in tax benefit was primarily attributable to outparcel sales generating a tax provision in the first quarter of 2009 and higher net operating losses at our TRSs.

For the six months ended June 30, 2010, our discontinued operations resulted in net income of approximately $2.0 million compared to approximately $5.5 million in 2009. In the current period, we sold two ground lease outparcels at two of our income producing properties and one land outparcel generating a gain of $1.9 million and recorded $81,000 in net operating income related to discontinued operations. During the same period in 2009, we sold five ground lease outparcels generating a net gain of $4.8 million and recorded $668,000 in net operating income related to discontinued operations.

As a result of the foregoing, net income decreased by $47.2 million, or 81.1%, from $58.2 million in 2009 to $11.0 million in 2010.

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

The following table illustrates the calculation of FFO for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Net income attributable to Equity One, Inc.	$6,239	$15,357	$11,671	$59,194
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	16,564	13,433	31,661	27,174
Pro rata share of real estate depreciation from unconsolidated joint ventures	298	338	607	699
Funds from operations	$23,101	$29,128	$43,939	$87,067

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Earnings per diluted share attributable to Equity One, Inc.	$0.07	$0.18	$0.13	$0.72
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.18	0.16	0.35	0.33
Pro rata share of real estate depreciation from unconsolidated joint ventures	-	-	0.01	0.01
Net adjustment for unvested shares and noncontrolling interest	-	-	-	0.01
Funds from operations per diluted share	$0.25	$0.34	$0.49	$1.07

Critical Accounting Policies

Our 2009 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sale of real estate, business acquisitions, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, securities, goodwill, share based compensation and incentive awards, income tax, and discontinued operations.  For the three month period ended June 30, 2010, there were no material changes to these policies.

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

As of June 30, 2010, we had approximately $20.2 million of cash and cash equivalents available. At that date, we had two revolving credit facilities providing for borrowings of up to $287.0 million of which $202.5 million was available to be drawn.

For the remainder of 2010, we have no debt maturities other than normal recurring principal payment installments. Our available cash and credit facility will be used to fund prospective acquisitions and our normal operating and capital expenses. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. We have approximately $64.6 million in proposed property acquisitions which we expect to close in the third quarter of 2010. As of June 30, 2010, these potential acquisitions were past the due diligence period under the applicable purchase and sale agreements and as such, deposits of $1.8 million became non-refundable, except as otherwise provided in those contracts. We expect to assume mortgages in the amount of $29.6 million with respect to these properties and fund the remaining purchase consideration using availability on our line of credit.

Additionally, subsequent to June 30, 2010, we entered into a purchase and sale agreement to acquire a commercial property, for which there was a $1.3 million non-refundable deposit, except as otherwise provided in the contract. The remaining purchase price of $19.7 million, which we expect to close in the third quarter of 2010, will be financed using availability on our line of credit. We have also recently announced our intention to acquire CapCo. A complete description of this proposed transaction is contained in Probable Business Combinations below.

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

2010 liquidity events

During the first six months of 2010, we raised new capital from the issuance of equity securities. While the proceeds of this offering together with our availability under our lines of credit are sufficient to operate our business for the remainder of 2010, we may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives.

While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the year:

•	We repaid approximately $61.2 million in secured mortgage debt prior to maturity;

•	We sold three outparcels generating sale proceeds of approximately $2.5 million and resulting in a gain on sale of approximately $1.9 million;

•	We acquired $53.1 million in operating properties, which included approximately $19.8 million in secured debt (37% leveraged in total); and

•
In March 2010, we issued and sold approximately 4.8 million shares of our common stock in an underwritten public offering and approximately 600,000 shares of our common stock, in a concurrent private placement to affiliates of our largest stockholder, Gazit-Globe, Ltd., raising aggregate net proceeds of approximately $98.9 million.

Summary Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Six Months Ended
	June 30,
	2010	2009	Increase (Decrease)
	(In thousands)

Net cash provided by operating activities	$38,652	$43,815	$(5,163)
Net cash (used in) provided by investing activities	$(55,821)	$85,633	$(141,454)
Net cash used in financing activities	$(10,631)	$(135,028)	$124,397

Our principal source of operating cash flow is cash generated from our rental properties.  Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service, and quarterly dividends.  Net cash provided by operating activities totaled approximately $38.7 million for the six months ended June 30, 2010 compared to approximately $43.8 million in the 2009 period. The decrease is attributable to lower interest income and an increase in interest expense associated with increased debt balances, as well as an increase in cash used for operating assets and liabilities, primarily other assets and receivables and accounts payable and accrued expenses.

Net cash used in investing activities was approximately $55.9 million for the six months ended June 30, 2010 compared with approximately $85.6 million provided by investing activities during the six months ended June 30, 2009. Investing activities during the current period consisted of the acquisitions of three properties for $33.3 million, net of debt assumed on one property, additions to income producing properties, land held for development, and construction in progress of $10.5 million, as well as investments in our consolidated subsidiary, DIM of $12.6 million. Cash provided by investing for 2009 comprised $106.8 million of cash inflows associated with security sales offset by cash used for additions to income producing properties and construction in progress $11.9 million and to purchase additional securities for $10.9 million.

Net cash used in financing activities totaled approximately $10.6 million for the six months ended June 30, 2010 compared with approximately $135.0 million net cash used in financing activities for the same period in 2009. Financing activities during the current period consisted of the proceeds from issuance of common stock of $100.0 million, offset by cash used to pay dividends in the amount of $40.7 million and cash used to repay mortgages in the amount of $68.2 million.  Cash used in financing for 2009 consisted of the proceeds from issuance of common stock of $130.5 million, offset by cash used to pay dividends in the amount of $49.0 million and cash used to repay mortgages and our senior debt in the amount of $210.7 million.

Future Contractual Obligations.  The following table sets forth certain information regarding future contractual obligations, excluding interest, as of June 30, 2010:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-2 years(2)	3-5 years	More than 5 years
	(In thousands)

Mortgage notes payable:
Scheduled amortization	$111,524	$6,397	$25,208	$30,094	$49,825
Balloon payments	391,768	-	110,056	148,048	133,664
Total mortgage obligations	503,292	6,397	135,264	178,142	183,489

Revolving credit facilities	-	-	-	-	-
Unsecured senior notes	691,136	-	10,000	357,505	323,631
Operating leases	1,127	210	311	146	460
Construction commitments	1,181	1,181	-	-	-
Total contractual obligations	$1,196,736	$7,788	$145,575	$535,793	$507,580

(1)	Amounts represent balance of obligation for the remainder of 2010.
(2)	Amounts represent obligations for 2011 and 2012.

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

Off-Balance Sheet Arrangements

Letters of Credit:  As of June 30, 2010, we have pledged letters of credit for $15.6 million as additional security for financial and other obligations.  Substantially all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments:  As of June 30, 2010, we have entered into construction commitments and have outstanding obligations to fund $1.2 million, based on current plans and estimates, in order to complete current development and redevelopment projects.  These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and available cash.

Operating Lease Obligations:  Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $71,000. We have operating lease agreements for office space in which we have an annual obligation of approximately $360,000. Additionally, we have lease agreements for equipment rentals which have annual obligations of $97,000.

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

Non-Refundable Deposits: As of June 30, 2010, we have entered into contracts to purchase $64.6 million in commercial real estate. These contracts have past the due diligence period and the $1.8 million in deposits are non-refundable, except as otherwise provided in those contracts.

Other than the obligations described above and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements as of June 30, 2010 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, capital expenditures or capital resources.

Probable Business Combination

Contribution Agreement

On May 23, 2010, we entered into a Contribution Agreement with Liberty International Holdings Limited, a private company limited by shares organized under the laws of England and Wales (“LIH”), and Capital Shopping Centres PLC, a public limited company organized under the laws of England and Wales (“CSC”), pursuant to which we will acquire a majority ownership interest in C&C (US) No. 1, Inc., a Delaware corporation (“CapCo”), through a joint venture with LIH. CapCo, which is currently wholly-owned by LIH, owns a portfolio of 15 properties in California totaling 2.6 million square feet, including Serramonte Shopping Center in Daly City, Plaza Escuela in Walnut Creek, The Willows Shopping Center in Concord, 222 Sutter Street in San Francisco, and The Marketplace Shopping Center in Davis. LIH and CSC are subsidiaries of Capital Shopping Centres Group PLC, a United Kingdom real estate investment trust.

Pursuant to the Contribution Agreement and related transaction documents, at the closing LIH will contribute all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for 10.9 million joint venture units, representing an approximate 23% interest in the joint venture, and we will contribute a shared appreciation promissory note to the joint venture in the amount of $600 million in exchange for an approximate 77% interest in the joint venture. In addition, at the closing, LIH will transfer and assign to us an outstanding promissory note of CapCo in the amount of $67 million in exchange for 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A Common Stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, will entitle LIH to voting rights in us determined with reference to the number of joint venture units held by LIH from time to time.

The joint venture units to be received by LIH will be redeemable for cash or, at our option, our common stock on a one-for-one basis. The joint venture will assume approximately $330 million of mortgage debt, including its proportionate share of debt held by CapCo’s joint ventures, with a weighted average interest rate of 5.7%. We are in the process of reviewing the transaction, and have not determined the accounting treatment for this investment.

The transaction is expected to close late in the third quarter or the fourth quarter of 2010 and is subject to customary and other closing conditions.

Equityholders Agreement

In connection with the transactions contemplated by the Contribution Agreement, we entered into an Equityholders Agreement, dated May 23, 2010, among us, CSC, LIH, Gazit-Globe Ltd. (“Gazit”), MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. Pursuant to the Equityholders Agreement, we will increase the size of our board of directors by one seat, effective at the time of closing of the transactions contemplated by the Contribution Agreement, and appoint a designee of CSC to the board. Subject to its continuing to hold a minimum number of shares of our common stock (on a fully diluted basis), CSC will subsequently have the right to nominate one candidate for election to our board of directors at each annual meeting of our stockholders at which directors are elected.

In addition, the Equityholders Agreement provides that we, and then Gazit and its affiliates, will have a right of first offer with respect to proposed sales by LIH of any of its joint venture units and that Gazit and its affiliates will have a right of first offer with respect to proposed sales by LIH of any shares of our capital stock. We will also have a right of first refusal with respect to any joint venture units proposed to be sold by LIH to one of our competitors.

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

During 2010, we reduced the amount of noncontrolling interest in DIM through the acquisition of 1,760,440 DIM ordinary shares through the combination of a cash tender offer and open market purchases. We also issued 536,601 shares of our common stock in exchange for 766,573 DIM ordinary shares, increasing our ownership percentage to approximately 96.1% at June 30, 2010.

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

Future Capital Requirements

We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and our short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate, or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms, or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I –Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Cautionary Statement Relating to Forward-Looking Statements

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

Among the factors that could cause actual results to differ materially are:

•	general economic conditions, including the current recession, competition and the supply of and demand for shopping center properties in our markets;

•	risks that tenants will not remain in occupancy or pay rent, or pay reduced rent due to declines in their businesses;

•	interest rate levels and the availability of financing;

•	potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;

•	greater than anticipated construction or operating costs;

•	inflationary, deflationary and other general economic trends;

•	the effects of hurricanes and other natural and man-made disasters;

•	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

•	impairment charges; and

•	other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.

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

As of June 30, 2010, we had no outstanding floating rate debt.

The fair value of our fixed-rate debt is $1.22 billion as of June 30, 2010, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable.  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $52.3 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $55.2 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.19 billion, the balance as of June 30, 2010.

Hedging Activities

As of June 30, 2010, we had not entered into any hedging activity.

Other Market Risks

As of June 30, 2010, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

Effective August 3, 2010, the Board of Directors of Equity One, Inc. appointed Angela F. Valdes, our Vice-President and Chief Accounting Officer, as our principal accounting officer.  Ms. Valdes replaces Mark Langer, our Executive Vice President and Chief Financial Officer, who had previously served as our principal financial officer and principal accounting officer.  Mr. Langer will continue to serve as our Executive Vice President and Chief Financial Officer and our principal financial officer.  Ms. Valdes has served as our Vice-President and Chief Accounting Officer since April 12, 2010 and oversees all of our accounting functions.  Prior to joining Equity One, Ms. Valdes served as the Vice-President and Chief Accounting Officer (principal accounting officer) for TOUSA, Inc., a national homebuilder and real estate company, from 2007 until 2010 and as Corporate Controller of TOUSA, Inc. from 2002 until 2007.  Prior to joining TOUSA, Ms. Valdes had over eleven years of experience in public accounting with Ernst & Young LLP.

Other than as described above, there are no arrangements or understandings between Ms. Valdes and any other person pursuant to which she was selected as an officer of Equity One, Inc.  Since the beginning of our last fiscal year, we have not engaged in any transactions, and there are no proposed transactions, or series of similar transactions, in which Ms. Valdes had a direct or indirect material interest, other than our compensation arrangements and plans for officers and our other policies and procedures which are generally applicable to officers.

ITEM 6.   EXHIBITS

(a)	Exhibits:

10.1
Contribution Agreement, dated May 23, 2010, by and among Equity One, Inc., Liberty International Holdings Limited and Capital shopping Centres PLC (previously filed as exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2010, and incorporated by reference herein).

10.2
Equityholders Agreement, dated May 23, 2010, by and among Equity One, Inc., Capital Shopping Centres Group PLC, Liberty International Holdings Limited, Gazit-Globe Ltd., MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. (previously filed as exhibit 10.2 to our Current Report on Form 8-K filed on May 27, 2010, and incorporated by reference herein).

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

Date: August 9, 2010	EQUITY ONE, INC.

/s/ Mark Langer

Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 9, 2010

/s/ Angela F. Valdes

Angela F. Valdes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description

10.1
Contribution Agreement, dated May 23, 2010, by and among Equity One, Inc., Liberty International Holdings Limited and Capital shopping Centres PLC (previously filed as exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2010, and incorporated by reference herein).

10.2
Equityholders Agreement, dated May 23, 2010, by and among Equity One, Inc., Capital Shopping Centres Group PLC, Liberty International Holdings Limited, Gazit-Globe Ltd., MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. (previously filed as exhibit 10.2 to our Current Report on Form 8-K filed on May 27, 2010, and incorporated by reference herein).

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