Form 10-Q
period 2010-09-30
EQUITY ONE, INC.
filed 2010-11-08
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☐     No ☒

Applicable only to Corporate Issuers:

As of November 1, 2010, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 93,566,139.

EQUITY ONE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2010 (Unaudited) and December 31, 2009
(In thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Properties:
Income producing	$2,615,171	$2,433,431
Less: accumulated depreciation	(276,492)	(240,172)
Income producing properties, net	2,338,679	2,193,259

Construction in progress and land held for development	72,776	68,866
Properties, net	2,411,455	2,262,125

Cash and cash equivalents	747	47,970
Accounts and other receivables, net	11,505	9,806
Investment in and advances to unconsolidated joint ventures	12,136	11,524
Securities	-	820
Goodwill	11,442	11,477
Other assets	123,085	108,598
TOTAL ASSETS	$2,570,370	$2,452,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$537,060	$551,647
Unsecured revolving credit facilities	32,000	-
Unsecured senior notes payable	691,136	691,136
	1,260,196	1,242,783
Unamortized discount on notes payable, net	(22,579)	(25,892)
Total notes payable	1,237,617	1,216,891

Other liabilities:
Accounts payable and accrued expenses	49,570	33,251
Tenant security deposits	8,926	9,180
Deferred tax liabilities, net	47,184	50,059
Other liabilities	94,949	54,237
Total liabilities	1,438,246	1,363,618
Redeemable noncontrolling interest	989	989

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.01 par value - 10,000 shares authorized but unissued	-	-
Common stock, $0.01 par value - 150,000 shares authorized, 92,207 and 86,131 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	921	861
Additional paid-in capital	1,221,447	1,110,427
Distributions in excess of earnings	(91,047)	(46,810)
Contingent consideration	-	323
Accumulated other comprehensive loss	(1,804)	(266)
Total stockholders’ equity of Equity One, Inc.	1,129,517	1,064,535

Noncontrolling interest	1,618	23,178
Total stockholders' equity	1,131,135	1,087,713

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,570,370	$2,452,320

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
For the three and nine months ended September 30, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE:
Minimum rent	$55,261	$51,772	$163,909	$156,834
Expense recoveries	15,690	14,510	46,313	43,346
Percentage rent	176	126	1,534	1,516
Management and leasing services	354	322	1,125	1,316
Total revenue	71,481	66,730	212,881	203,012
COSTS AND EXPENSES:
Property operating	20,601	19,500	60,647	58,103
Rental property depreciation and amortization	16,906	15,425	50,022	45,559
General and administrative	9,749	7,772	31,577	29,021
Total costs and expenses	47,256	42,697	142,246	132,683
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	24,225	24,033	70,635	70,329
OTHER INCOME AND EXPENSE:
Investment income	39	6,772	687	10,035
Equity in loss in unconsolidated joint ventures	(64)	(9)	(147)	(37)
Other income	49	325	205	1,409
Interest expense	(19,117)	(17,733)	(58,360)	(55,425)
Amortization of deferred financing fees	(479)	(369)	(1,379)	(1,135)
Gain on acquisition of controlling interest in subsidiary	-	-	-	26,866
Loss on sale of real estate	(186)	-	(186)	-
Gain on extinguishment of debt	-	160	63	12,395
Other expense	(34)	-	(34)	-
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	4,433	13,179	11,484	64,437
Income tax benefit of taxable REIT subsidiaries	690	774	2,684	2,263
INCOME FROM CONTINUING OPERATIONS	5,123	13,953	14,168	66,700
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	-	215	81	885
Gain on disposal of income producing properties	-	580	1,898	5,373
INCOME FROM DISCONTINUED OPERATIONS	-	795	1,979	6,258
NET INCOME	5,123	14,748	16,147	72,958
Net loss attributable to noncontrolling interest	10	570	657	1,553
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$5,133	$15,318	$16,804	$74,511

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.05	$0.17	$0.16	$0.82
Discontinued operations	-	0.01	0.02	0.08
	$0.05	$0.18	$0.18	$0.90
Number of Shares Used in Computing Basic Earnings per Share	92,180	85,960	90,695	82,375

EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$0.05	$0.16	$0.16	$0.81
Discontinued operations	-	0.01	0.02	0.07
	$0.05	$0.17	$0.18	$0.89
Number of Shares Used in Computing Diluted Earning per Share	92,330	86,649	90,898	83,019

Note: Diluted EPS for the nine months ended September 30, 2009, does not foot due to the rounding of the individual calculations.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

NET INCOME	$5,123	$14,748	$16,147	$72,958

OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized holding gain on securities available for sale	-	151	14	10,908
Reclassification adjustment for (gain) loss on sale of securities included in net income	-	(8,803)	(359)	10,598
Net realized (gain) loss on interest rate contracts included in net income	-	(7)	-	184
Net amortization of interest rate contracts included in net income	16	16	47	66
Net unrealized loss on interest rate swap	(64)	-	(1,240)	-
Other comprehensive (loss) income adjustment	(48)	(8,643)	(1,538)	21,756

COMPREHENSIVE INCOME	5,075	6,105	14,609	94,714

Comprehensive loss attributable to noncontrolling interest	10	570	657	1,553

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$5,085	$6,675	$15,266	$96,267

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the nine months ended September 30, 2010
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Contingent Consideration	Accumulated Other Comprehensive Loss	Total Stockholders' Equity of Equity One, Inc	Noncontrolling Interest	Total Stockholders' Equity

BALANCE, DECEMBER 31, 2009	$861	$1,110,427	$(46,810)	$323	$(266)	$1,064,535	$23,178	$1,087,713

Issuance of common stock	55	99,928	-	-	-	99,983	-	99,983

Stock issuance cost	-	(1,297)	-	-	-	(1,297)	-	(1,297)

Share-based compensation expense	-	4,826	-	-	-	4,826	-	4,826

Dividends paid on common stock	-	-	(61,041)	-	-	(61,041)	-	(61,041)

Purchase of subsidiary shares from noncontrolling interest	5	7,563	-	(323)	-	7,245	(20,903)	(13,658)

Other comprehensive loss adjustment	-	-	-	-	(1,538)	(1,538)	-	(1,538)

Net income	-	-	16,804	-	-	16,804	(657)	16,147

BALANCE, SEPTEMBER 30, 2010	$921	$1,221,447	$(91,047)	$-	$(1,804)	$1,129,517	$1,618	$1,131,135

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$16,147	$72,958
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions and disposals:
Straight line rent adjustment	(1,594)	(1,552)
Accretion of below market lease intangibles	(5,580)	(4,632)
Equity in loss in unconsolidated joint ventures	147	37
Amortization of premium on investments held for sale	-	(257)
Gain on acquisition of DIM Vastgoed	-	(26,866)
Income tax benefit of taxable REIT subsidiaries	(2,684)	(2,263)
Provision for losses on accounts receivable	1,857	3,567
Amortization of discount on notes payable, net	2,161	1,638
Amortization of deferred financing fees	1,379	1,135
Depreciation and amortization	51,306	46,858
Share-based compensation expense	4,826	6,212
Operating distributions from joint venture	-	265
Amortization of derivatives	47	119
Gain on disposal of income producing properties	(1,712)	(5,373)
Gain on extinguishment of debt	(63)	(12,395)
Gain on sale of securities	(366)	(6,362)
Other expense	34	-
Changes in assets and liabilities:
Accounts and other receivables	(3,645)	(1,151)
Other assets	(6,125)	(13,646)
Accounts payable and accrued expenses	13,491	11,405
Tenant security deposits	(254)	(428)
Other liabilities	(1,825)	(3,109)
Net cash provided by operating activities	67,547	66,160

INVESTING ACTIVITIES:
Acquisition of income producing properties	(81,971)	-
Additions to income producing properties	(7,293)	(5,901)
Additions to and purchases of land held for development	(1,337)	-
Additions to construction in progress	(6,957)	(9,243)
Proceeds from disposal of real estate and rental properties	3,442	12,190
Change in cash held in escrow	-	(7,211)
Increase in deferred leasing costs and lease intangibles	(3,378)	(4,378)
Advances to joint ventures	(69)	(21)
Investment in consolidated subsidiary	(13,437)	(956)
Investment in joint ventures	(2,236)	(200)
Distributions of capital from joint ventures	304	-
Proceeds from sale of securities	841	152,008
Purchase of securities	-	(10,867)
Net cash (used in) provided by investing activities	(112,091)	125,421

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(71,357)	$(11,722)
Net borrowings (repayments) under revolving credit facilities	32,000	(16,772)
Repayment of senior debt borrowings	-	(203,482)
Proceeds from issuance of common stock	99,983	132,488
Repurchase of common stock	-	(5,425)
Payment of deferred financing costs	(967)	-
Stock issuance cost	(1,297)	(4,266)
Dividends paid to stockholders	(61,041)	(74,982)
Net cash used in financing activities	(2,679)	(184,161)

Net (decrease) increase in cash and cash equivalents	(47,223)	7,420
Cash and cash equivalents from acquisitions	-	1,857
Cash and cash equivalents at beginning of the period	47,970	5,355
Cash and cash equivalents at end of the period	$747	$14,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $1.7 million and $1.0 million in 2010 and 2009, respectively)	$56,723	$58,207
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain on securities	$14	$10,908

The Company acquired upon acquisition of certain rental properties:
Income producing properties	$170,406
Intangible and other assets	18,713
Intangible and other liabilities	(50,406)
Assumption of mortgage notes payable	(56,742)
Cash paid for rental property	$81,971

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

1.	Organization and Basis of Presentation

Organization

We are a real estate investment trust (“REIT”) that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers. As of September 30, 2010, our consolidated property portfolio comprised 189 properties, including 174 shopping centers consisting of approximately 19.5 million square feet of gross leasable area (“GLA”), four development or redevelopment properties, six non-retail properties and five land parcels held for development. As of September 30, 2010, our core portfolio, consisting of our shopping centers, was 89.9% leased and included national, regional and local tenants.

In addition to our consolidated properties, we have an ownership interest in two joint ventures which collectively own twelve neighborhood shopping centers and one office building totaling 1.9 million square feet of GLA, which we actively manage and lease. We also have passive joint venture ownership interests in two retail properties totaling 20,000 square feet of GLA.

We have a controlling interest in DIM Vastgoed, N.V. (“DIM”), through which we own 21 of our shopping centers, which was acquired in the first quarter of 2009. Until August 1, 2010, the ordinary shares of DIM were listed on the NYSE Euronext Stock Exchange in Amsterdam. During 2010, we increased our ownership of DIM to approximately 97.4%. On July 26, 2010, we filed a writ of summons with the Dutch Enterprise Chamber in Amsterdam initiating statutory squeeze-out proceedings with respect to the minority shares not owned by us. The results of DIM’s operations have been consolidated in our financial statements since January 14, 2009, the acquisition date of our controlling interest. A complete description of our interest in DIM is contained in Note 7 below.

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

The condensed consolidated financial statements included in this report are unaudited.  In our opinion, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for a full year.

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
September 30, 2010
(Unaudited)

Construction in Progress and Land Held for Development

Our method of calculating capitalized interest is based upon applying our weighted-average borrowing rate to that portion of actual costs incurred. Total interest expense capitalized to construction in progress and land held for development was approximately $607,000 and $318,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.7 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively.

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

On a periodic basis, we assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in unconsolidated joint ventures may be impaired.  An investment in a joint venture is considered impaired only if we determine that its fair value is less than the net carrying value of the investment in that joint venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  If our analysis indicates that there is an other-than-temporary impairment related to the investment in a particular joint venture, the carrying value of the venture will be adjusted to an amount to reflect the estimated fair value of the investment.

Long-lived Assets

We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC.  There was no impairment loss for the three and nine months ended September 30, 2010 and 2009.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Accounts Receivable

Accounts receivable includes amounts billed to tenants and accrued expense recoveries due from tenants.  We evaluate the probability of collection for these receivables and adjust the allowance for doubtful accounts to reflect amounts estimated to be uncollectible.  The allowance for doubtful accounts was approximately $4.9 million and $4.5 million at September 30, 2010 and December 31, 2009, respectively.

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

During the nine months ended September 30, 2010, we sold 34,200 shares of another publicly traded REIT, which we held as an investment. We recognized a gain, net of transaction costs, of approximately $367,000, which is included in investment income in the accompanying statement of income for the nine months ended September 30, 2010.

During the three months ended September 30, 2009, we sold approximately 1.8 million shares of another publicly traded REIT, which we held as an investment. We recognized a gain, net of transaction costs, of approximately $6.3 million, which is included in investment income in the accompanying statements of income for the three and nine months ended September 30, 2009.

Goodwill

We are required to perform annual, or more frequently in certain circumstances, impairment tests of our goodwill. We did not recognize any material goodwill impairments during the three and nine months ended September 30, 2010 and 2009. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill that totaled approximately $11.4 million at September 30, 2010.  Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in our relationships with significant tenants.

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

Earnings Per Share

Under the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that entitle their holders to receive non-forfeitable dividends, such as our restricted stock awards, are classified as “participating securities.”  As participating securities, our shares of restricted stock will be included in the calculation of basic and diluted earnings per share.  Because the awards are considered participating securities under provisions of the Earnings Per Share Topic of the FASB ASC, we are required to apply the two-class method of computing basic and diluted earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other security holders, based on their respective rights to receive dividends.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
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

We are subject to federal, state and local income tax laws to the extent of the activities conducted by our taxable REIT subsidiaries. We recorded an income tax benefit during the three months ended September 30, 2010 and 2009 of approximately $690,000 and $774,000, respectively, and for the nine months ended September 30, 2010 and 2009 of approximately $2.7 million and $2.3 million, respectively. These benefits are primarily attributable to the net operating losses generated by DIM. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate tax based on its operations in the United States. In 2009, DIM did not pay any U.S. income tax, which reflected the benefit of net operating loss carry forwards (“NOLs”) in previous years. As of September 30, 2010, DIM had NOLs of approximately $18.4 million remaining.

We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for income tax liabilities are adequate for all years still subject to tax audits after 2006.

Share-Based Compensation

Share-based compensation cost charged against earnings is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Restricted stock	$998	$1,022	$3,107	$4,092
Stock options	648	486	1,712	2,110
Employee stock purchase plan discount	3	3	7	10
Total cost	1,649	1,511	4,826	6,212
Less amount capitalized	(9)	(31)	(48)	(124)
Net share-based compensation expense	$1,640	$1,480	$4,778	$6,088

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
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

Our portfolio is primarily located throughout the eastern United States; however, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. No individual property constitutes more than 10% of our revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, none of the shopping centers is located outside the United States.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rental payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent.  Further, the impact may be magnified if the tenant is renting space in multiple locations.  Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us.  We regularly monitor our tenant base to assess potential concentrations of credit risk.  As of September 30, 2010, Publix Super Markets accounted for approximately 11.4%, or approximately $24.3 million, of our aggregate annualized minimum rent.  No other tenant accounted for more than 4% of our annualized minimum rent.

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

3.	Acquisitions and Dispositions

The following table provides a summary of income producing property acquisition activity during the nine months ended September 30, 2010:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price	Mortgage Assumed
September 22, 2010	1175 Third Avenue	New York	NY	25,350	$21,000	$7,475
September 2, 2010	Country Walk Plaza	Miami	FL	100,686	27,750	13,500
August 31, 2010	Pablo Plaza	Jacksonville	FL	151,238	19,338	7,515
August 31, 2010	West Bird Plaza	Miami	FL	99,864	17,550	8,455
April 15, 2010	Veranda Shoppes	Plantation	FL	44,888	11,675	-
March 31, 2010	Copps Hill Plaza	Ridgefield	CT	184,528	33,400	19,797
March 19, 2010	Gateway Plaza at Aventura	Aventura	FL	29,800	8,000	-
Total					$138,713	$56,742

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

During the three and nine months ended September 30, 2010, we recognized approximately $557,000 and $1.2 million, respectively, of acquisition-related costs in connection with these property acquisitions.

Other Acquisitions

During the nine months ended September 30, 2010, we acquired two outparcels for an aggregate cash purchase price of approximately $1.3 million.

Property Dispositions

During the nine months ended September 30, 2010, we sold three outparcels for net proceeds of approximately $2.4 million and recognized a net gain of $1.9 million which is included in gain on disposal of income producing properties in the accompanying statement of income. In July 2010, we sold an undeveloped land parcel for net proceeds of $1.0 million which is included in loss on sale of real estate in the accompanying statements of income for the three and nine months ended September 30, 2010.

As of September 30, 2010, there were no properties held for sale. The following table provides a summary of selected operating results for those properties sold during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Rental Revenue	$-	$174	$73	$1,001
Expenses:
Property operating expenses	-	(57)	(23)	41
Rental property depreciation and amortization	-	16	15	75
Operations of income producing properties sold	-	215	81	885
Gain on disposal of income producing property	-	580	1,898	5,373
Income from discontinued operations	$-	$795	$1,979	$6,258

As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we evaluate opportunities to sell assets or otherwise contribute assets to existing or new joint ventures with third parties. If the market values of these assets are below their carrying values, it is possible that the disposition or contribution of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these losses could be material.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

4.	Investments in and Advances to Unconsolidated Joint Ventures

As of September 30, 2010, our investment in unconsolidated joint ventures, which is presented net of a deferred gain of approximately $2.9 million associated with the disposition of assets to our GRI-EQY I, LLC venture, was composed of the following:

		Investment Balance
Joint Venture	Ownership Interest as of September 30, 2010	September 30, 2010	December 31, 2009
		(In thousands)
GRI-EQY I, LLC	10%	$6,830	$8,271
G&I Investment South Florida Portfolio, LLC	20%	2,866	2,947
Madison 2260, Realty, LLC (1)	8%	1,066	-
Madison 1235 Holding, LLC (1)	20%	1,000	-
Total		11,762	11,218

Advances to joint ventures		374	306
Investments in and advances to joint ventures		$12,136	$11,524

(1) Ownership interest was acquired during 2010.

Equity in losses from joint ventures totaled approximately $64,000 and $147,000 for the three and nine months ended September 30, 2010, respectively, and totaled $9,000 and $37,000, respectively, for the same periods in 2009. Fees paid to us associated with these joint ventures totaled approximately $300,000 and $1.0 million for the three and nine months ended September 30, 2010, respectively, and $322,000 and $1.1 million, respectively, for the same periods in 2009.

5.	Borrowings

During the nine months ended September 30, 2010, we repaid mortgages totaling approximately $61.2 million with a weighted- average interest rate of 8.34%.

We assumed mortgages with an aggregate principal balance of approximately $56.7 million in connection with our acquisition activity during the nine months ended September 30, 2010. These mortgages mature on various dates through January 1, 2029 with payments based on a weighted-average interest rate of 5.91%.

The following table is a summary of our mortgage notes payable balances at September 30, 2010 and December 31, 2009:

Mortgage Notes Payable	September 30,	December 31,
	2010	2009
	(In thousands)
Fixed rate mortgage notes	$537,060	$551,647
Unamortized discount, net	(19,726)	(22,754)
Total	$517,334	$528,893

Weighted-average interest rate of fixed rate mortgage notes	6.41%	6.58%

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Our outstanding unsecured senior notes payable at September 30, 2010 and December 31, 2009 consisted of the following:

Unsecured Senior Notes Payable	September 30,	December 31,
	2010	2009
	(In thousands)
7.84% Senior Notes, due 1/23/12	$10,000	$10,000
6.25% Senior Notes, due 12/15/14	250,000	250,000
5.375% Senior Notes, due 10/15/15	107,505	107,505
6.0% Senior Notes, due 9/15/16	105,230	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.0% Senior Notes, due 9/15/17	116,998	116,998
Total Unsecured Senior Notes	691,136	691,136
Unamortized discount, net	(2,853)	(3,138)
Total	$688,283	$687,998

Weighted-average interest rate, net of discount adjustment	6.06%	6.10%

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

In September 2010, we exercised an accordion feature under our revolving credit facility to increase the total unsecured commitment from $272.0 million to $400.0 million with a syndicate of banks.  Four new financial institutions provided commitments under the expanded facility with no modification to the terms and covenants, and several of the incumbent banks added to their previous commitments. The facility contains customary covenants, including financial covenants regarding debt limits, total liabilities, interest coverage ratio, fixed charge coverage ratios, unencumbered properties and permitted investments which may limit the amount available under the facility. If a default under the facility exists, our ability to pay dividends would be limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we would be prohibited from paying any dividends.  Additionally, we have a $15.0 million unsecured revolving credit facility with City National Bank of Florida. As of September 30, 2010 and December 31, 2009, we had $32.0 million and $0, respectively, drawn against the credit facilities. The maximum availability under these credit facilities was approximately $203.5 million as of September 30, 2010, which is net of outstanding letters of credit of $3.5 million.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

6.	Earnings Per Share

The following table sets forth the computation of our basic earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)

Income from continuing operations	$5,123	$13,953	$14,168	$66,700
Net loss attributable to noncontrolling interest	10	570	657	1,553
Income from continuing operations attributable to Equity One, Inc.	5,133	14,523	14,825	68,253
Allocation of continuing income to restricted share awards	(66)	(144)	(218)	(435)
Income from continuing operations attributable to common stockholders	5,067	14,379	14,607	67,818
Income from discontinued operations attributable to common stockholders	-	795	1,979	6,258
Allocation of discontinued income to restricted share awards	-	(4)	(7)	(37)
Income from discontinued operations attributable to common shareholders	-	791	1,972	6,221
Net income available to common stockholders	$5,067	$15,170	$16,579	$74,039

Weighted Average Shares Outstanding — Basic	92,180	85,960	90,695	82,375
Basic earnings per share attributable to the common stockholders:
Basic earnings per share from continuing operations	$0.05	$0.17	$0.16	$0.82
Basic earnings per share from discontinued operations	-	0.01	0.02	0.08
Earnings per common share — Basic	$0.05	$0.18	$0.18	$0.90

The following table sets forth the computation of our diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)

Income from continuing operations	$5,123	$13,953	$14,168	$66,700
Net loss attributable to noncontrolling interest	10	570	657	1,553
Income from continuing operations attributable to Equity One, Inc.	5,133	14,523	14,825	68,253
Allocation of continuing income to restricted share awards	(66)	(144)	(218)	(435)
Allocation of earnings associated with DIM contingent shares	-	(153)	(79)	(397)
Income from continuing operations attributable to common stockholders	5,067	14,226	14,528	67,421
Income from discontinued operations attributable to common stockholders	-	795	1,979	6,258
Allocation of discontinued income to restricted share awards	-	(4)	(7)	(37)
Net income available to common stockholders	$5,067	$15,017	$16,500	$73,642

Weighted Average Shares Outstanding — Basic:	92,180	85,960	90,695	82,375
Walden Woods Village, Ltd.	-	94	-	94
Stock options using the treasury method	88	58	107	41
Long term incentive plan shares using the treasury method	62	-	-	-
Contingent shares to be issued for DIM stock	-	537	96	509
Weighted Average Shares Outstanding — Diluted	92,330	86,649	90,898	83,019

Diluted earnings per share attributable to common stockholders:
Diluted earnings per share from continuing operations	$0.05	$0.16	$0.16	$0.81
Diluted earnings per share from discontinued operations	-	0.01	0.02	0.07
Earnings per common share — Diluted	$0.05	$0.17	$0.18	$0.89 (1)

(1) Note: Diluted EPS for the nine months ended September 30, 2009, does not foot due to the rounding of the individual calculations.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

7.	Noncontrolling Interest

Noncontrolling interest represents the portion of equity that we do not own in those entities that we consolidate. We account for and report our noncontrolling interest in accordance with the provisions under the Consolidation Topic of the FASB ASC.

We are involved in the following investment activities in which we have a controlling interest:

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of ours, formed a limited partnership as a general partner.  Walden Woods Village, an income producing shopping center, was contributed by its owners (the “Minority Partners”), and we contributed 93,656 shares of our common stock to the limited partnership at an agreed-upon price of $10.30 per share.  Under the terms of the agreement, the Minority Partners do not share in any earnings of the partnership, except to the extent of dividends received by the partnership for the shares originally contributed by us. Based on the per-share price and the net value of property contributed by the Minority Partners, the limited partners received 93,656 partnership units.  We have entered into a redemption agreement with the Minority Partners whereby the Minority Partners can request that we purchase their partnership units at a price of $10.30 per unit at any time before January 1, 2014. In accordance with the Distinguishing Liabilities from the Equity Topic of the FASB ASC, the value of the redeemable noncontrolling interest of  $989,000 is presented in the mezzanine section of our balance sheet, separate from permanent equity, until the earlier of January 1, 2014 or upon election by the Minority Partners to redeem their partnership units. We have also entered into a conversion agreement with the Minority Partners pursuant to which, following notice, the Minority Partners can convert their partnership units into our common stock. The Minority Partners have not exercised their redemption or conversion rights, and their minority interest remains valued at $989,000.

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

During 2010, we reduced the amount of noncontrolling interest in DIM through the acquisition of 1,870,915 DIM ordinary shares through the combination of a cash tender offer and other open market and private purchases, increasing our ownership percentage to approximately 97.4% at September 30, 2010.

The following table shows the effects on our equity resulting from the changes in our ownership interest in DIM for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Net income attributable to Equity One, Inc.	$5,133	$15,318	$16,804	$74,511
Increase in our paid-in-capital for purchase of DIM ordinary shares totaling,
110,475 and 0 shares for the three months ended September 30, 2010 and 2009 and 2,637,488 and 19,780 shares for the nine months ended September 30, 2010 and 2009, respectively	63	-	7,563	16
Net transfers from noncontrolling interest	63	-	7,563	16
Change from net income attributable to Equity One, Inc. and transfers from noncontrolling interest	$5,196	$15,318	$24,367	$74,527

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

8.	Share-Based Payment Plans

As of September 30, 2010, we have options outstanding under our 2000 Executive Incentive Compensation Plan (“2000 Plan”). The 2000 Plan provides for the grant of options, restricted stock and other share-based awards for up to 8.5 million shares of common stock, of which 1.4 million shares are available for issuance.  In addition, in connection with the initial employment of Jeffrey S. Olson, our chief executive officer, we issued Mr. Olson options to purchase 364,660 shares of common stock, which were not issued under the 2000 Plan.

The term of each award, including vesting, is determined by our compensation committee, in its sole discretion, on the date of grant, subject to limitations contained in the 2000 Plan.  Generally, dividends are paid on shares of non-vested restricted stock, which makes the restricted stock a participating security under the Earnings Per Share Topic of the FASB ASC.  Certain options, restricted stock and other share awards provide for accelerated vesting if there is a change in control, as defined in the 2000 Plan.

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

The following table presents stock option activity during the nine months ended September 30, 2010:

	Shares Under Option	Weighted-Average Exercise Price
	(In thousands)

Outstanding at January 1, 2010	2,762	$21.28
Granted	409	$18.97
Forfeited	(25)	$28.05
Outstanding at September 30, 2010	3,146	$20.92

Exercisable at September 30, 2010	1,622	$22.95

The following table presents information regarding restricted stock activity during the nine months ended September 30, 2010:

	Unvested Shares	Weighted-Average Price
	(In thousands)

Unvested at January 1, 2010	263	$21.51
Granted	1,117	$16.76
Vested	(105)	$24.60
Forfeited	(5)	$15.49
Unvested at September 30, 2010	1,270	$17.10

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

During the nine months ended September 30, 2010, we granted 1.1 million shares of restricted stock that are subject to forfeiture and vest over periods from two to four years. The total vesting-date value of the 104,740 shares that vested during the nine months ended September 30, 2010 was $1.8 million.

Included in the above restricted stock grants are 698,894 restricted shares awarded to Jeffrey S. Olson, our chief executive officer, on August 9, 2010 as part of his new employment agreement. Of this amount, 582,412 restricted shares (“Contingent Shares”) were issued under the 2000 Plan and are designed to vest if the total shareholder return of the Company over a four-year measurement period commencing on January 1, 2011 exceeds the average total shareholder return of a peer group of publicly traded retail property REITs, as well as an absolute return threshold.  All of the Contingent Shares will vest on December 31, 2014 (or such shorter time as provided in the employment agreement) if the total shareholder return of the Company for the measurement period both (1) exceeds the average total shareholder return of the peer group of companies by at least 300 basis points and (2) equals or exceeds 9%.  One-half of the Contingent Shares will vest on December 31, 2014 if the total shareholder return of the Company for the measurement period both (1) exceeds the average total shareholder return of the peer group of companies by at least 150 basis points and (2) equals or exceeds 6%. Mr. Olson must be employed by the Company on the vesting date. Mr. Olson will receive any dividends declared on the Contingent Shares over the measurement period and those dividends will not be forfeited by Mr. Olson if the Contingent Shares fail to vest.

The Contingent Shares were valued at approximately $4.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used the statistical formula underlying the Black-Scholes-Merton binomial formula. We recognize compensation expense for these awards over the requisite service period from August 9, 2010 through December 31, 2014.

Also included in the restricted stock grants are 380,000 shares awarded to our chairman as part of his chairman compensation agreement with us which was executed on August 9, 2010.

As of September 30, 2010, we had $17.1 million of total unrecognized compensation expense related to unvested options and restricted shares granted under our plans.  This expense is expected to be recognized over a weighted-average period of 3.73 years.

9.	Equity

During each of the first three quarters of 2010, our Board of Directors declared cash dividends of $0.22 per share on our common stock. These dividends were paid in March, June, and September 2010. The $0.22 per share dividend represents an annualized rate of $0.88 per share.

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

During 2010, we reduced the amount of noncontrolling interest in DIM through the acquisition of 1,870,915 DIM ordinary shares through the combination of a cash tender offer and other open market and private purchases, increasing our ownership percentage to approximately 97.4% at September 30, 2010.

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
September 30, 2010
(Unaudited)

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

Recurring Fair Value Measurements

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

Fair Value Measurements
(In thousands)
Description	Level 2

Long term incentive plan	$170

During the three months ended September 30, 2010, we recorded a decline in the fair value of the long term incentive plan established in 2006 for our CEO of $725,000 based on an independent third-party valuation which is included in general and administrative expenses in the accompanying statements of income for the three and nine months ended September 30, 2010.

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements
	(In thousands)
Description	Level 1	Level 2

Available for sale securities	$820	$-
Long term incentive plan	$-	$743

During the nine months ended September 30, 2010, we sold an equity investment which was previously recorded as a Level 1 available for sale security. Our 34,200 share investment was acquired at a price of $13.88 per share and sold at an average price of $24.60 per share, generating a gain of approximately $367,000, net of transaction costs, during the second quarter of 2010 which is included in investment income in the accompanying statement of income for the nine months ended September 30, 2010.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Valuation Methods

Long term incentive plans.  We have two long-term incentive plans, one for four of our executives, and one for Jeffrey S. Olson, our chief executive officer. These long term incentive plans are based on our total stockholder return versus returns for six of our peer companies. The fair values of these plans are determined using the average trial-specific value of the awards eligible for grant under the plans based upon a Monte Carlo simulation model. This model considers various assumptions, including time value, volatility factors, current market and contractual prices as well as projected future market prices for our common stock as well as common stock of our peer companies over the performance period.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the plans, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Debt securities. These securities are valued using industry-standard models that consider various assumptions, including time to maturity, applicable market volatility factors, and current market and selling prices for the underlying debt instruments which are traded on the open market, even if not highly liquid. Substantially all of these assumptions are observable in the marketplace, or can be derived from observable data.

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

Mortgage Notes Payable. The fair value estimated at September 30, 2010 and December 31, 2009 was $580.0 million and $561.6 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount of these notes was approximately $517.3 million and $528.9 million at September 30, 2010 and December 31, 2009, respectively.

Unsecured Senior Notes Payable.  The fair value estimated at September 30, 2010 and December 31, 2009 was $740.1 million and $642.0 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount of these notes was approximately $688.3 million and $688.0 million at September 30, 2010 and December 31, 2009, respectively.

The fair market value calculation of our debt, as of September 30, 2010 includes assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculation uses a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages and senior notes are consistent with current market trends.

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
September 30, 2010
(Unaudited)

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

As of September 30, 2010, we had pledged letters of credit totaling $3.5 million as additional security for financial and other obligations.

We have committed to fund approximately $806,000, based on current plans and estimates, to complete pending development and redevelopment projects. These obligations, composed principally of construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities and available cash.

Certain of our properties are subject to ground leases, which are accounted for as operating leases and have annual obligations of approximately $71,000. We have operating lease agreements for office space in which we have an annual obligation of approximately $360,000. Additionally, we have lease agreements for equipment rentals which have annual obligations of $97,000.

We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of September 30, 2010 will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Pursuant to the Contribution Agreement and related transaction documents, at the closing LIH will contribute all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for 10.9 million joint venture units, representing an approximate 23% interest in the joint venture, and we will contribute a shared appreciation promissory note to the joint venture in the amount of $600 million in exchange for an approximate 77% interest in the joint venture. In addition, at the closing, LIH will transfer and assign to us an outstanding promissory note of CapCo in the amount of $67 million in exchange for 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A Common Stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, will entitle LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture units held by LIH from time to time.

The joint venture units to be received by LIH will be redeemable for cash or, at our option, our common stock on a one-for-one basis. The joint venture will assume approximately $330 million of mortgage debt, including its proportionate share of debt held by CapCo’s joint ventures, with a weighted average interest rate of 5.7%.

The transaction is expected to close in the first quarter of 2011 and is subject to customary and other closing conditions.

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
September 30, 2010
(Unaudited)

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

Condensed Balance Sheet As of September 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS	(In thousands)
Properties, net	$1,104,617	$495,058	$811,780	$-	$2,411,455
Investment in affiliates	628,310	-	-	(628,310)	-
Other assets	156,873	42,933	110,818	(151,709)	158,915
Total Assets	$1,889,800	$537,991	$922,598	$(780,019)	$2,570,370
LIABILITIES
Mortgage notes payable	$79,106	$121,154	$481,453	$(144,653)	$537,060
Unsecured revolving credit facilities	32,000	-	-	-	32,000
Unsecured senior notes payable	691,136	-	-	-	691,136
Unamortized discount on notes payable, net	(1,368)	(3)	(21,208)	-	(22,579)
Other liabilities	70,128	22,987	114,570	(7,056)	200,629
Total Liabilities	871,002	144,138	574,815	(151,709)	1,438,246
Redeemable noncontrolling interest	-	-	-	989	989
STOCKHOLDERS' EQUITY	1,018,798	393,853	347,783	(629,299)	1,131,135
Total Liabilities and Stockholders' Equity	$1,889,800	$537,991	$922,598	$(780,019)	$2,570,370

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Condensed Statement of Income for the three months ended September 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$24,896	$12,771	$17,594	$-	$55,261
Expense recoveries	6,884	4,427	4,379	-	15,690
Percentage rent	38	30	108	-	176
Management and leasing services	27	327	-	-	354
Total revenue	31,845	17,555	22,081	-	71,481
EQUITY IN SUBSIDIARIES' EARNINGS	7,021	-	-	(7,021)	-
COSTS AND EXPENSES:
Property operating	9,344	5,229	6,028	-	20,601
Rental property depreciation and amortization	6,607	3,764	6,522	13	16,906
General and administrative	8,418	873	476	(18)	9,749
Total costs and expenses	24,369	9,866	13,026	(5)	47,256
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE AND TAX	14,497	7,689	9,055	(7,016)	24,225
OTHER INCOME AND EXPENSE:
Investment income	2,799	1	5	(2,766)	39
Equity in loss in unconsolidated joint ventures	-	(64)	-	-	(64)
Other income	49	-	-	-	49
Interest expense	(11,574)	(62)	(10,247)	2,766	(19,117)
Amortization of deferred financing fees	(426)	(11)	(42)	-	(479)
Loss on sale of real estate	(24)	-	(162)	-	(186)
Other expense	-	(34)	-	-	(34)
INCOME (LOSS) BEFORE TAX	5,321	7,519	(1,391)	(7,016)	4,433
Income tax (provision) benefit of taxable REIT subsidiaries	(198)	185	703	-	690
NET INCOME (LOSS)	5,123	7,704	(688)	(7,016)	5,123
Net loss attributable to noncontrolling interest	10	-	-	-	10
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$5,133				$5,133

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Condensed Statement of Income for the three months ended September 30, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$25,245	$9,957	$16,570	$-	$51,772
Expense recoveries	6,841	3,224	4,445	-	14,510
Percentage rent	49	74	3	-	126
Management and leasing services	-	322	-	-	322
Total revenue	32,135	13,577	21,018	-	66,730
EQUITY IN SUBSIDIARIES' EARNINGS	8,773	-	-	(8,773)	-
COSTS AND EXPENSES:
Property operating	10,441	2,698	6,361	-	19,500
Rental property depreciation and amortization	6,344	2,507	6,574	-	15,425
General and administrative	6,139	890	743	-	7,772
Total costs and expenses	22,924	6,095	13,678	-	42,697
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	17,984	7,482	7,340	(8,773)	24,033
OTHER INCOME AND EXPENSE:
Investment income	6,768	2	2	-	6,772
Equity in loss in unconsolidated joint ventures	-	(9)	-	-	(9)
Other income	325	-	-	-	325
Interest expense	(7,742)	(1,705)	(8,286)	-	(17,733)
Amortization of deferred financing fees	(269)	(26)	(74)	-	(369)
Gain on extinguishment of debt	160	-	-	-	160
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	17,226	5,744	(1,018)	(8,773)	13,179
Income tax (provision) benefit of taxable REIT subsidiaries	-	(115)	889	-	774
INCOME (LOSS) FROM CONTINUING OPERATIONS	17,226	5,629	(129)	(8,773)	13,953
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(1,188)	1,977	(574)	-	215
Gain (loss) on disposal of income producing properties	(1,290)	1,870	-	-	580
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(2,478)	3,847	(574)	-	795
NET INCOME (LOSS)	14,748	9,476	(703)	(8,773)	14,748
Net loss attributable to noncontrolling interest	570	-	-	-	570
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$15,318				$15,318

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Condensed Statement of Income for the nine months ended September 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$74,439	$38,071	$51,399	$-	$163,909
Expense recoveries	19,752	13,007	13,554	-	46,313
Percentage rent	475	368	691	-	1,534
Management and leasing services	24	1,101	-	-	1,125
Total revenue	94,690	52,547	65,644	-	212,881
EQUITY IN SUBSIDIARIES' EARNINGS	16,192	-	-	(16,192)	-
COSTS AND EXPENSES:
Property operating	27,052	14,882	18,713	-	60,647
Rental property depreciation and amortization	19,120	11,411	19,468	23	50,022
General and administrative	26,504	2,745	2,452	(124)	31,577
Total costs and expenses	72,676	29,038	40,633	(101)	142,246
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	38,206	23,509	25,011	(16,091)	70,635
OTHER INCOME AND EXPENSE:
Investment income	10,082	19	20	(9,434)	687
Equity in loss in unconsolidated joint ventures	-	(147)	-	-	(147)
Other income	180	-	25	-	205
Interest expense	(34,821)	(1,537)	(31,436)	9,434	(58,360)
Amortization of deferred financing fees	(1,199)	(58)	(122)	-	(1,379)
Loss on sale of real estate	-	-	(186)	-	(186)
Gain on extinguishment of debt	58	5	-	-	63
Other expense	-	(34)	-	-	(34)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	12,506	21,757	(6,688)	(16,091)	11,484
Income tax (provision) benefit of taxable REIT subsidiaries	(198)	552	2,330	-	2,684
INCOME (LOSS) FROM CONTINUING OPERATIONS	12,308	22,309	(4,358)	(16,091)	14,168
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	1,941	11	(1,871)	-	81
Gain on disposal of income producing properties	1,898	-	-	-	1,898
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	3,839	11	(1,871)	-	1,979
NET INCOME (LOSS)	16,147	22,320	(6,229)	(16,091)	16,147
Net loss attributable to noncontrolling interest	657	-	-	-	657
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$16,804				$16,804

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Condensed Statement of Income for the nine months ended September 30, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$76,350	$30,366	$50,118	$-	$156,834
Expense recoveries	20,369	9,892	13,085	-	43,346
Percentage rent	566	389	561	-	1,516
Management and leasing services	194	1,122	-	-	1,316
Total revenue	97,479	41,769	63,764	-	203,012
EQUITY IN SUBSIDIARIES' EARNINGS	42,083	-	-	(42,083)	-
COSTS AND EXPENSES:
Property operating	28,062	11,144	18,897	-	58,103
Rental property depreciation and amortization	18,733	7,295	19,531	-	45,559
General and administrative	23,711	2,528	2,782	-	29,021
Total costs and expenses	70,506	20,967	41,210	-	132,683
INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	69,056	20,802	22,554	(42,083)	70,329
OTHER INCOME AND EXPENSE:
Investment income	10,014	12	9	-	10,035
Equity in loss in unconsolidated joint ventures	-	(37)	-	-	(37)
Other income	1,409	-	-	-	1,409
Interest expense	(25,296)	(5,158)	(24,971)	-	(55,425)
Amortization of deferred financing fees	(931)	(77)	(127)	-	(1,135)
Gain on acquisition of controlling interest in subsidiary	-	-	26,866	-	26,866
Gain on extinguishment of debt	12,395	-	-	-	12,395
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	66,647	15,542	24,331	(42,083)	64,437
Income tax (provision) benefit of taxable REIT subsidiaries	-	(273)	2,536	-	2,263
INCOME (LOSS) FROM CONTINUING OPERATIONS	66,647	15,269	26,867	(42,083)	66,700
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	3,432	2,821	(5,368)	-	885
Gain on disposal of income producing properties	2,879	2,494	-	-	5,373
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	6,311	5,315	(5,368)	-	6,258
NET INCOME (LOSS)	72,958	20,584	21,499	(42,083)	72,958
Net loss attributable to noncontrolling interest	1,553	-	-	-	1,553
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$74,511				$74,511

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Condensed Statement of Cash Flows for the nine months ended September 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash provided by operating activities	$15,245	$29,370	$22,932	$67,547
INVESTING ACTIVITIES:
Acquisition of income producing properties	(48,691)	(11,675)	(21,605)	(81,971)
Additions to income producing properties	(2,189)	(1,141)	(3,963)	(7,293)
Additions to and purchases of land held for development	(1,337)	-	-	(1,337)
Additions to construction in progress	(4,438)	(984)	(1,535)	(6,957)
Proceeds from disposal of real estate and rental properties	2,433	-	1,009	3,442
Increase in deferred leasing costs and lease intangibles	(1,879)	(593)	(906)	(3,378)
Advances to joint ventures	(69)	-	-	(69)
Investment in consolidated subsidiary	(13,437)	-	-	(13,437)
Investment in joint ventures	(2,236)	-	-	(2,236)
Distributions of capital from joint ventures	304	-	-	304
Proceeds from sale of securities	841	-	-	841
Advances to subsidiares, net	(64,185)	47,440	16,745	-

Net cash (used in) provided by investing activities	(134,883)	33,047	(10,255)	(112,091)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(12,938)	(49,191)	(9,228)	(71,357)
Net borrowings under revolving credit facilities	32,000	-	-	32,000
Proceeds from issuance of common stock	99,983	-	-	99,983
Payment of deferred financing costs	(768)	-	(199)	(967)
Stock issuance cost	(1,297)	-	-	(1,297)
Dividends paid to stockholders	(61,041)	-	-	(61,041)
Net cash provided by (used in) financing activities	55,939	(49,191)	(9,427)	(2,679)
NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(63,699)	13,226	3,250	(47,223)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	47,970	-	-	47,970
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$(15,729)	$13,226	$3,250	$747

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Condensed Statement of Cash Flows for the nine months ended September 30, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash provided by operating activities	$10,503	$537	$55,120	$66,160
INVESTING ACTIVITIES:
Additions to income producing properties	(2,019)	(1,647)	(2,235)	(5,901)
Additions to construction in progress	(3,361)	147	(6,029)	(9,243)
Proceeds from disposal of real estate and rental properties	8,157	3,144	889	12,190
Decrease in cash held in escrow	(7,211)	-	-	(7,211)
Increase in deferred leasing costs and lease intangibles	(2,816)	(258)	(1,304)	(4,378)
Advances to joint ventures	(21)	-	-	(21)
Investment in consolidated subsidiary	(956)	-	-	(956)
Investment in joint ventures	(200)	-	-	(200)
Proceeds from sale of securities	152,008	-	-	152,008
Purchase of securities	(10,867)	-	-	(10,867)
Advances to subsidiaries, net	(160,389)	198,086	(37,697)	-
Net cash provided by (used in) investing activities	(27,675)	199,472	(46,376)	125,421
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(1,840)	(2,408)	(7,474)	(11,722)
Net borrowings under revolving credit facilities	(20,696)	5,194	(1,270)	(16,772)
Repayment of senior debt borrowings	(687)	(202,795)	-	(203,482)
Proceeds from issuance of common stock	132,488	-	-	132,488
Repurchase of common stock	(5,425)	-	-	(5,425)
Stock issuance cost	(4,266)	-	-	(4,266)
Dividends paid to stockholders	(74,982)	-	-	(74,982)
Net cash provided by (used in) financing activities	24,592	(200,009)	(8,744)	(184,161)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,420	-	-	7,420
CASH AND CASH EQUIVALENTS FROM ACQUISITIONS	1,857	-	-	1,857
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,355	-	-	5,355
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$14,632	$-	$-	$14,632

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

15.	Subsequent Events

Pursuant to the Subsequent Events Topic of the FASB ASC, we have reviewed all subsequent events and transactions that occurred after our September 30, 2010 unaudited condensed consolidated balance sheet date through the time of filing this quarterly report on Form 10-Q.

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

Our Portfolio.  As of September 30, 2010, our consolidated property portfolio comprised 189 properties, including 174 shopping centers consisting of approximately 19.5 million square feet of gross leasable area, or GLA, four development or redevelopment properties, six non-retail properties, and five land parcels held for development. As of September 30, 2010, our core portfolio, consisting of our shopping centers, was 89.9% leased and included national, regional, and local tenants.

In addition to our consolidated properties, we have an ownership interest in two joint ventures which collectively own twelve neighborhood shopping centers and one office building totaling 1.9 million square feet of GLA, which we actively manage and lease. We also have passive joint venture ownership interests in two retail properties totaling 20,000 square feet of GLA.

We have a controlling interest in DIM Vastgoed, N.V. (“DIM”), through which we own 21 of our shopping centers, which was acquired in the first quarter of 2009. Until August 1, 2010, the ordinary shares of DIM were listed on the NYSE Euronext Stock Exchange in Amsterdam. During 2010, we increased our ownership of DIM to approximately 97.4%.  On July 26, 2010, we filed a writ of summons with the Dutch Enterprise Chamber in Amsterdam initiating statutory squeeze-out proceedings with respect to the minority shares not owned by us. The results of DIM’s operations have been consolidated in our financial statements since January 14, 2009, the acquisition date of our controlling interest. A complete description of our interest in DIM is contained in Note 7 to the condensed consolidated financial statements included in this report.

Outlook and Business Strategy. The economic downturn in 2009 and 2010 has affected and continues to affect our business.  While the economy in many of our markets has made some modest improvements, macro-economic challenges have impacted many retailers and continue to impact the retail sales of many regional and local tenants in some of our markets. These challenges have continued to adversely affect many of our tenants, particularly those tenants that sell goods or provide services that tend to be more discretionary in nature.  As a result, tenants have requested rent adjustments and abatements, while other tenants have not been able to continue in business at all.  We have observed that small shop tenants (those occupying less than 10,000 square feet) have been particularly vulnerable as they have faced both declining sales and reduced access to capital. We have responded to these challenges by undertaking intensive leasing efforts, negotiating reductions in certain recoverable expenses from our vendors, and making case-by-case assessments of rent relief based on the financial and operating strength of our tenants.  These macro-economic trends have made it more difficult for us to achieve our objectives of growing our business through internal rent increases, re-cycling capital from lower-tiered assets into higher quality properties, and growing our asset management business.

Notwithstanding the struggling economy, we are actively seeking to expand our portfolio, specifically seeking to expand our asset base to coastal constrained markets in California, Boston, Connecticut, and New York as well as our existing markets in Florida. We seek markets with very strong demographic characteristics with barriers to entry.

While we continue to see improvements in the capital and credit markets, the persistence of a consumer-led economic slowdown has negatively affected net operating income. As a result, for the three months ended September 30, 2010, our same property net operating income declined 0.6% to $35.8 million as compared to $36.0 million for the same period in 2009 and rent spreads on a same-space cash basis for new leases declined 1.2% and renewals declined 3.3%. For the nine months ended September 30, 2010, our same property net operating income declined 1.6% to $108.8 million as compared to $110.6 million for the same period in 2009. Additionally, economic occupancy for our core shopping center portfolio decreased to 89.9% as of September 30, 2010 as compared to 90.3% at December 31, 2009.

Notwithstanding the difficult operating environment, the execution of our business strategy during the third quarter of 2010 resulted in:

•	the acquisition of three shopping centers located in Florida representing an aggregate of approximately 351,788 square feet of GLA for an aggregate purchase price of $64.6 million;

•	the acquisition of a fee interest in a retail condominium in New York with 25,350 square feet of GLA for a purchase price of $21.0 million;

•
the increase of commitments under our unsecured revolving credit facility from $272.0 million to $400.0 million by exercising the facility’s accordion feature and adding four new banks to the facility;

•	55 new leases totaling 116,007 square feet at an average rental rate of $14.28 per square foot as compared to the prior in-place average rent of $14.45 per square foot, on a same space basis; and

•
the renewal and extension of 90 leases totaling 244,046 square feet with an average rental rate of $15.26 per square foot as compared to the prior in–place average rent of $15.78, on a same space basis.

In addition to the above, for the nine months ended September 30, 2010, the execution of our business strategy resulted in:

•	the sale of approximately 5.4 million shares of our common stock in an underwritten public offering and concurrent private placement which raised net proceeds of approximately $98.9 million;

•	the acquisition of approximately 2.6 million ordinary shares of DIM through a tender offer and other purchases bringing our ownership to 97.4% as of September 30, 2010;

•	the acquisition of three shopping centers located in Florida and Connecticut representing an aggregate of approximately 259,216 square feet of GLA for an aggregate purchase price of $53.1 million;

•	the sale of four outparcels in Florida for aggregate net proceeds of approximately $3.4 million resulting in a net gain of $1.7 million;

•	the repayment of approximately $61.2 million in mortgages;

•	the acquisition of two undeveloped land parcels at an aggregate cash purchase price of $1.3 million; and

•	the execution of a contract to acquire C&C (US) No.1, Inc. (“CapCo”), through a joint venture with its parent company.

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

Comparison of the three months ended September 30, 2010 to 2009

The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended September 30, 2010 as compared to the same period in 2009:

	Three Months Ended
	September 30,
	2010	2009	% Change
	(In thousands)

Total revenue	$71,481	$66,730	7.1%
Property operating expenses	20,601	19,500	5.6%
Rental property depreciation and amortization	16,906	15,425	9.6%
General and administrative expenses	9,749	7,772	25.4%
Investment income	39	6,772	-99.4%
Equity in loss in unconsolidated joint ventures	64	9	611.1%
Other income	49	325	-84.9%
Interest expense	19,117	17,733	7.8%
Amortization of deferred financing fees	479	369	29.8%
Loss on sale of real estate	186	-	-
Gain on extinguishment of debt	-	160	-100.0%
Other expense	34	-	-
Income tax benefit of taxable REIT subsidiaries	690	774	-10.9%
Income from discontinued operations	-	795	-100.0%
Net income	5,123	14,748	-65.3%

Total revenue increased by $4.8 million, or 7.1%, to $71.5 million in 2010 from $66.7 million in 2009.  The increase is primarily attributable to the following:

•	an increase of approximately $5.8 million associated with properties acquired in 2009 and 2010; and

•	an increase of approximately $165,000 related to the completion of various development and redevelopment projects; offset by

•
a decrease of approximately $1.0 million in same-property revenue due primarily to lower minimum rent income and decreased small shop occupancy which also has the effect of lowering rental expense recoveries.

Property operating expenses increased by $1.1 million, or 5.6%, to $20.6 million in 2010 from $19.5 million in 2009.  The increase primarily consists of the following:

•	an increase of approximately $1.7 million associated primarily with properties acquired in 2009 and in 2010; offset by

•	a decrease of approximately $700,000 in property operating costs primarily due to a decrease in bad debt expense and lower real estate tax expense due to tax refunds received in 2010.

Rental property depreciation and amortization increased by $1.5 million, or 9.6%, to $16.9 million in 2010 from $15.4 million in 2009.  The increase was primarily related to depreciation on properties acquired in 2009 and in 2010.

General and administrative expenses increased by $2.0 million, or 25.4%, to $9.7 million in 2010 from $7.8 million in 2009.  The increase in 2010 was primarily related to the following:

•
an increase of approximately $2.3 million in acquisition costs related to properties acquired during 2010 as well as higher professional fees related to the proposed CapCo transaction and the exploration of other potential acquisitions;

•
an increase of approximately $624,000 due to: (1) additional headcount, in part, to manage the DIM properties for which we assumed management responsibilities effective January 1, 2010; (2) executive compensation returning to 2008 levels following the voluntary 10% salary reductions taken during 2009; and (3) an increase in non-cash share-based compensation expense due to the restricted stock grants issued to our CEO in connection with his new employment agreement; and

•	an increase of approximately $145,000 associated with severance and severance related costs; offset by

•	a decrease of approximately $725,000 due to the decline in the fair value of a liability related to a long term cash incentive plan; and

•	a decrease of approximately $340,000 related to legal, consulting and other costs associated with our acquisition of DIM in 2009.

Investment income decreased by $6.7 million, or 99.4%, to $39,000 for 2010 from $6.8 million in 2009.  The decrease was primarily related to a $6.3 million gain associated with the sale of equity securities in 2009 and dividend and interest income related to other equity investments and debt securities that we owned in 2009. No comparable amounts are included in the 2010 period.

Equity in loss in unconsolidated joint ventures was a net loss of approximately $64,000 in 2010 compared to a net loss of $9,000 in 2009. The net loss represents our pro rata share of our joint ventures’ operating results, which declined as a result of generally lower leasing activity.

Other income decreased by approximately $276,000 to $49,000 in 2010 compared to $325,000 in 2009. The decrease is primarily due to approximately $290,000 in income related to insurance proceeds in 2009 for tornado damage to a property in South Carolina.

Interest expense increased by $1.4 million, or 7.8%, to $19.1 million for 2010 from $17.7 million in 2009.  The increase is primarily attributable to the following:

•	an increase of approximately $4.0 million primarily associated with our of 6.25% unsecured senior notes issued in the fourth quarter of 2009; offset by

•	a decrease of approximately $2.2 million of interest expense related to the repayment of certain mortgages in 2009 and 2010;

•	a decrease of approximately $290,000 associated with higher capitalized interest in 2010 related to our development projects; and

•	a decrease of approximately $100,000 related to lower average balances on our lines of credit.

Amortization of deferred financing fees increased by approximately $110,000 to approximately $479,000 in 2010 compared to $369,000 in 2009. The increase is mainly due to fees associated with the 6.25% senior notes issued in the fourth quarter of 2009.

The $186,000 loss on sale of real estate was primarily related to the disposition of an undeveloped land parcel which generated cash proceeds of approximately $1.0 million.

We recorded net income tax benefits during the three months ended September 30, 2010 and 2009 of approximately $690,000 and $774,000, respectively. At September 30, 2010, DIM accounts for approximately $700,000 in tax benefits and $200,000 in tax benefits were recognized by our Taxable REIT Subsidiaries (“TRSs”) in respect of their losses. These benefits were offset by a provision of approximately $200,000 related to an accrual for a state income tax liability.

For the three months ended September 30, 2010, there was no income derived from our discontinued operations compared to approximately $795,000 in 2009. During 2009, we sold two ground lease outparcels and one operating property generating a net gain of $580,000 and recorded $215,000 in net operating income related to discontinued operations.

As a result of the foregoing, net income decreased by $9.6 million, or 65.3%, to $5.1 million for the third quarter ended 2010, compared to net income of $14.7 million in the third quarter of 2009.

Comparison of the nine months ended September 30, 2010 to 2009

The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the nine months ended September 30, 2010 as compared to the same period in 2009:

	Nine Months Ended
	September 30,
	2010	2009	% Change
	(In thousands)

Total revenue	$212,881	$203,012	4.9%
Property operating expenses	60,647	58,103	4.4%
Rental property depreciation and amortization	50,022	45,559	9.8%
General and administrative expenses	31,577	29,021	8.8%
Investment income	687	10,035	-93.2%
Equity in loss in unconsolidated joint ventures	147	37	297.3%
Other income	205	1,409	-85.5%
Interest expense	58,360	55,425	5.3%
Amortization of deferred financing fees	1,379	1,135	21.5%
Gain on acquisition of controlling interest in subsidiary	-	26,866	-100.0%
Loss on sale of real estate	186	-	-
Gain on extinguishment of debt	63	12,395	-99.5%
Other expense	34	-	-
Income tax benefit of taxable REIT subsidiaries	2,684	2,263	18.6%
Income from discontinued operations	1,979	6,258	-68.4%
Net income	16,147	72,958	-77.9%

Total revenue increased by $9.9 million, or 4.9%, to $212.9 million in 2010 from $203.0 million in 2009.  The increase is primarily attributable to the following:

•	an increase of approximately $14.9 million associated with properties acquired in 2009 and 2010; and

•	an increase of approximately $470,000 related to the completion of various development and redevelopment projects; offset by

•
a decrease of approximately $5.0 million in same-property revenue due primarily to lower minimum rent income and decreased small shop occupancy which also has the effect of lowering rental expense recoveries; and

•	a decrease of approximately $200,000 in leasing and management fee income due to lower leasing activity at our joint ventures.

Property operating expenses increased by $2.5 million, or 4.4%, to $60.6 million in 2010 from $58.1 million in 2009.  The increase primarily consists of the following:

•	an increase of approximately $4.7 million associated with properties acquired in 2009 and 2010; and

•	an increase of approximately $600,000 related to the completion of various development and redevelopment projects; offset by

•
a decrease of approximately $2.6 million in property operating costs primarily due to a decrease in bad debt expense, lower common area maintenance costs, and lower real estate tax expense mainly due to tax refunds received in 2010.

Rental property depreciation and amortization increased by $4.5 million, or 9.8%, to $50.0 million for 2010 from $45.6 million in 2009. The increase was primarily related to depreciation on properties acquired in 2009 and 2010.

General and administrative expenses increased by $2.6 million, or 8.8%, to $31.6 million for 2010 from $29.0 million in 2009.  The increase in 2010 was primarily related to the following:

•
an increase of approximately $6.6 million in acquisition costs related to properties acquired during 2010, as well as higher professional fees related to the proposed CapCo transaction and the exploration of other potential acquisitions;

•
an increase of approximately $1.0 million due to: (1) additional headcount, in part, to manage the DIM properties for which we assumed management responsibilities effective January 1, 2010; (2) higher leasing costs due to lower capitalizable leasing efforts; and (3) executive compensation returning to 2008 levels following the voluntary 10% salary reduction taken during 2009; offset by

•	a decrease of approximately $3.0 million related to lower severance costs in 2010;

•	a decrease of approximately $1.1 million related to legal, consulting, and other costs associated with our acquisition of DIM in 2009;

•	a decrease of approximately $725,000 due to the decline in the fair value of a liability related to a long term cash incentive plan; and

•	a decrease of approximately $155,000 due to lower office and rent expenses related to cost reduction efforts and the closing of our California offices in 2009.

Investment income decreased by $9.3 million, or 93.2%, to $687,000 for 2010 from $10.0 million in 2009.  The decrease was primarily related to the following:

•	a decrease of approximately $5.9 million primarily associated with gains realized from the disposition of equity securities in 2009;

•	a decrease of approximately $2.7 million related to interest earned on debt securities held in 2009 and disposed of prior to 2010; and

•	a decrease of approximately $953,000 related to dividends from several equity investments held during 2009 and disposed of prior to 2010; offset by

•	an increase of $200,000 in interest related to higher cash balances.

Equity in loss in unconsolidated joint ventures was a net loss of approximately $147,000 in 2010 compared to a net loss of $37,000 in 2009. The net loss represents our pro rata share of our joint ventures’ operating results, which declined as a result of generally lower leasing activity.

Other income decreased approximately $1.2 million, or 85.5%, in the 2010 period compared to 2009. The decrease is primarily due to approximately $1.1 million in income related to insurance proceeds received in 2009 for tornado damage to a property in South Carolina.

Interest expense increased by $2.9 million, or 5.3%, to $58.4 million for 2010 from $55.4 million in 2009.  The increase is primarily attributable to the following:

•	an increase of approximately $10.0 million primarily associated with our 6.25% unsecured senior notes issued in the fourth quarter of 2009; offset by

•	a decrease of approximately $5.9 million of interest expense related to the repayment of certain mortgages in 2009 and 2010;

•	a decrease of approximately $663,000 associated with higher capitalized interest in 2010 related to our development projects; and

•	a decrease of approximately $425,000 related to lower average balances on our lines of credit.

Amortization of deferred financing fees increased by approximately $244,000 to approximately $1.4 million in 2010 compared to $1.1 million in 2009. The increase is mainly due to fees associated with the 6.25% senior notes issued in the fourth quarter of 2009.

The gain on acquisition of controlling interest of approximately $26.9 million recognized in 2009 was generated from our acquisition of a controlling interest in DIM. No comparable amounts are included in the 2010 period.

The $186,000 loss on sale of real estate was related to the disposition of an undeveloped land parcel which generated cash proceeds of approximately $1.0 million.

During the nine months ended September 30, 2010, we repaid approximately $61.2 million principal amount of our mortgages and recognized a net gain from early extinguishment of debt of approximately $63,000. During the same period in 2009, we repurchased and canceled approximately $44.2 million principal amount of our senior notes and recognized a net gain from early extinguishment of debt of approximately $12.4 million.

We recorded net income tax benefits during the nine months ended September 30, 2010 and 2009 of approximately $2.7 million and $2.3 million, respectively. At September 30, 2010, DIM accounted for approximately $2.3 million of these tax benefits and approximately $400,000 in tax benefits were from our TRSs. The increase in tax benefit was primarily attributable to outparcel sales generating a tax provision in the first quarter of 2009.

For the nine months ended September 30, 2010, our discontinued operations resulted in net income of approximately $2.0 million compared to approximately $6.3 million in 2009. In the current period, we sold two ground lease outparcels at two of our income producing properties and two land outparcels generating a net gain of $1.9 million and recorded $81,000 in net operating income related to discontinued operations. During the same period in 2009, we sold seven ground lease outparcels and one income producing property generating a net gain of $5.4 million and recorded $885,000 in net operating income related to discontinued operations.

As a result of the foregoing, net income decreased by $56.8 million, or 77.9%, from $73.0 million in 2009 to $16.1 million in 2010.

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

The following table illustrates the calculation of FFO for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Net income attributable to Equity One, Inc.	$5,133	$15,318	$16,804	$74,511
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	16,811	13,903	48,482	41,078
Loss on disposal of income producing properties	-	1,758	-	1,758
Pro rata share of real estate depreciation from unconsolidated joint ventures	292	359	899	1,059
Funds from operations	$22,236	$31,338	$66,185	$118,406

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Earnings per diluted share attributable to Equity One, Inc.	$0.05	$0.17	$0.18	$0.89
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.18	0.16	0.53	0.49
Loss on disposal of income producing properties	-	0.02	-	0.02
Pro rata share of real estate depreciation from unconsolidated joint ventures	-	-	0.01	0.01
Net adjustment for unvested shares and noncontrolling interest*	0.01	0.01	0.01	0.02
Funds from operations per diluted share	$0.24	$0.36	$0.73	$1.43

* Includes net effect of: (a) an adjustment for unvested awards of share-based payments with rights to receive dividends or dividend equivalents; (b) an adjustment related to the share issuance in the first quarter of 2010 pursuant to the DIM exchange agreement; and (c) an adjustment to compensate for rounding of the individual calculations.

Critical Accounting Policies

Our 2009 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sale of real estate, business acquisitions, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, securities, goodwill, share based compensation and incentive awards, income tax, and discontinued operations.  For the three month period ended September 30, 2010, there were no material changes to these policies.

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

As of September 30, 2010, we had approximately $747,000 of cash and cash equivalents available. At that date, we had two revolving credit facilities providing for borrowings of up to $415.0 million of which $203.5 million was available to be drawn. In September 2010, we exercised the accordion feature under our line to increase the total unsecured commitment from $272.0 million to $400.0 million with a syndicate of banks.  Four new financial institutions provided commitments under the expanded facility with no modification to the terms and covenants, and several of the incumbent banks added to their previous commitment.

For the remainder of 2010, we have no debt maturities other than normal recurring principal payment installments. Our available cash and credit facilities will be used to fund prospective acquisitions and our normal operating and capital expenses. Additionally, we are actively searching for acquisition and joint venture opportunities that may require or provide additional capital and/or liquidity.

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

2010 liquidity events

During the first nine months of 2010, we raised new capital from the issuance of equity securities. While the proceeds of this offering together with our availability under our lines of credit are sufficient to operate our business for the remainder of 2010, we may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives.

While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the year:

•
We increased the commitments under our unsecured revolving credit facility from $227.0 million to $400.0 million by exercising the facility’s accordion feature in January and September and collectively added six new banks to the facility;

•	We sold four outparcels generating net proceeds of approximately $3.4 million and resulting in a net gain on sale of approximately $1.7 million;

•	We acquired $138.7 million in operating properties, which included approximately $56.7 million in secured debt (40.9% leveraged in total);

•	We repaid approximately $61.2 million in secured mortgage debt prior to maturity; and

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

Summary Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Nine Months Ended
	September 30,
	2010	2009	Increase (Decrease)
	(In thousands)

Net cash provided by operating activities	$67,547	$66,160	$1,387
Net cash (used in) provided by investing activities	$(112,091)	$125,421	$(237,512)
Net cash used in financing activities	$(2,679)	$(184,161)	$181,482

Our principal source of operating cash flow is cash generated from our rental properties.  Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service, and quarterly dividends.  Net cash provided by operating activities totaled approximately $67.5 million for the nine months ended September 30, 2010 compared to approximately $66.2 million in the 2009 period. The increase is attributable to an increase in cash provided by our operating properties and an increase in accounts payable and accrued expenses, offset by cash decreases related to lower investment income due to interest earned on debt securities held in 2009 and increased interest expense related to higher debt balances in 2010.

Net cash used in investing activities was approximately $112.1 million for the nine months ended September 30, 2010 compared with approximately $125.4 million provided by investing activities during the nine months ended September 30, 2009. Investing activities during the current period consisted of acquisitions of seven properties for $82.0 million, net of debt assumed, additions to income producing properties, land held for development, and construction in progress of $15.6 million, as well as investments in our consolidated subsidiary, DIM of $13.4 million. Cash provided by investing activities for 2009 comprised $152.0 million of cash inflows primarily associated with the sale of investment securities offset by cash used for additions to income producing properties and construction in progress of $15.1 million and to purchase additional investment securities for $10.9 million.

Net cash used in financing activities totaled approximately $2.7 million for the nine months ended September 30, 2010 compared with approximately $184.2 million net cash used in financing activities for the same period in 2009. Financing activities during the current period consisted of the proceeds from issuance of common stock of $100.0 million, offset by cash used to pay dividends in the amount of $61.0 million and cash used to pay mortgages in the amount of $71.4 million.  Cash used in financing activities for 2009 consisted of the proceeds from issuance of common stock of $132.5 million, offset by cash used to pay dividends in the amount of $75.0 million and cash used to repay mortgages, our senior debt and our revolving credit facilities in the amount of $232.0 million.

Future Contractual Obligations.  The following table sets forth certain information regarding future contractual obligations, excluding interest, as of September 30, 2010:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-2 years(2)	3-5 years	More than 5 years
	(In thousands)

Mortgage notes payable:
Scheduled amortization	$112,530	$3,396	$26,710	$31,514	$50,910
Balloon payments	424,530	-	110,058	175,655	138,817
Total mortgage obligations	537,060	3,396	136,768	207,169	189,727

Unsecured revolving credit facilities	32,000	-	32,000	-	-
Unsecured senior notes	691,136	-	10,000	357,505	323,631
Operating leases	1,002	79	314	149	460
Construction commitments	806	806	-	-	-
Total contractual obligations	$1,262,004	$4,281	$179,082	$564,823	$513,818

(1) Amounts represent balance of obligation for the remainder of 2010.
(2) Amounts represent obligations for 2011 and 2012.

Our debt level could subject us to various risks, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, and the risk that the resulting reduction in financial flexibility could inhibit our ability to develop or improve our rental properties, withstand downturns in our rental income, or take advantage of business opportunities.  In addition, because we currently anticipate that only a portion of the principal of our indebtedness will be repaid prior to maturity, it is expected that it will be necessary to refinance the majority of our debt.  Accordingly, there is a risk that such indebtedness will not be able to be refinanced or that the terms of any refinancing will not be as favorable as the terms of our current indebtedness.  If the credit rating agencies that rate our unsecured corporate debt reduce our credit rating, the future costs of unsecured borrowings could increase significantly, including the interest rates that would be applicable under our unsecured credit facilities.

Off-Balance Sheet Arrangements

Letters of Credit:  As of September 30, 2010, we have pledged letters of credit for $3.5 million as additional security for financial and other obligations.  Substantially all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments:  As of September 30, 2010, we have entered into construction commitments and have outstanding obligations to fund $806,000, based on current plans and estimates, in order to complete pending development and redevelopment projects.  These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and available cash.

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

Other than the obligations described above and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements as of September 30, 2010 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, capital expenditures or capital resources.

Probable Business Combination

Contribution Agreement

On May 23, 2010, we entered into a Contribution Agreement (the "Contribution Agreement") with Liberty International Holdings Limited, a private company limited by shares organized under the laws of England and Wales (“LIH”), and Capital Shopping Centres PLC, a public limited company organized under the laws of England and Wales (“CSC”), pursuant to which we will acquire a majority ownership interest in C&C (US) No. 1, Inc., a Delaware corporation (“CapCo”), through a joint venture with LIH. CapCo, which is currently wholly-owned by LIH, owns a portfolio of 15 properties in California totaling 2.6 million square feet, including Serramonte Shopping Center in Daly City, Plaza Escuela in Walnut Creek, The Willows Shopping Center in Concord, 222 Sutter Street in San Francisco, and The Marketplace Shopping Center in Davis. LIH and CSC are subsidiaries of Capital Shopping Centres Group PLC, a United Kingdom real estate investment trust.

Pursuant to the Contribution Agreement and related transaction documents, at the closing LIH will contribute all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for 10.9 million joint venture units, representing an approximate 23% interest in the joint venture, and we will contribute a shared appreciation promissory note to the joint venture in the amount of $600 million in exchange for an approximate 77% interest in the joint venture. In addition, at the closing, LIH will transfer and assign to us an outstanding promissory note of CapCo in the amount of $67 million in exchange for 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A Common Stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, will entitle LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture units held by LIH from time to time.

The joint venture units to be received by LIH will be redeemable for cash or, at our option, our common stock on a one-for-one basis. The joint venture will assume approximately $330 million of mortgage debt, including its proportionate share of debt held by CapCo’s joint ventures, with a weighted average interest rate of 5.7%.

The transaction is expected to close in the first quarter of 2011 and is subject to customary and other closing conditions.

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

During 2010, we reduced the amount of noncontrolling interest in DIM through the acquisition of 1,870,915 DIM ordinary shares through the combination of a cash tender offer and other open market and private purchases. We also issued 536,601 shares of our common stock in exchange for 766,573 DIM ordinary shares, increasing our ownership percentage to approximately 97.4% at September 30, 2010.

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

Capital Recycling Initiatives

As part of our strategy to upgrade and diversify our portfolio and recycle our existing capital, we evaluate opportunities to sell assets or otherwise contribute assets to existing or new joint ventures with third parties. If the market values of these assets are below their carrying values, it is possible that the disposition or contribution of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these losses could be material.

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

As of September 30, 2010, we had $32.0 million of floating rate debt under our unsecured revolving line of credit.

The fair value of our fixed-rate debt is $1.3 billion as of September 30, 2010, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable.  If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $55.4 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $59.0 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.2 billion, the balance as of September 30, 2010.

Hedging Activities

As of September 30, 2010, we had not entered into any hedging activity.

Other Market Risks

As of September 30, 2010, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

On November 8, 2010, Equity One, Inc., a Maryland corporation (the “Company”), entered into an Amendment to Contribution Agreement (the “Amendment”) with Liberty International Holdings Limited, a private company limited by shares organized under the laws of England and Wales (“LIH”), and Capital Shopping Centres plc, a public limited company organized under the laws of England and Wales (“CSC”), amending the Contribution Agreement, dated May 23, 2010, by and among such parties (as amended, the “Contribution Agreement”).  As previously announced, pursuant to the Contribution Agreement and related transaction documents, the Company will acquire a majority ownership interest in C&C (US) No. 1, Inc. (“CapCo”) through a joint venture with LIH.  The material revisions reflected in the Amendment are as follows:

•
unless the Contribution Agreement is sooner terminated or extended pursuant to its terms, the closing shall take place on January 4, 2011, subject to the satisfaction, or to the extent permitted the wavier, of the closing conditions; and

•
the parties agreed that the mortgage loan on the Serramonte Shopping Center will be re-paid by the Company simultaneously with the closing of the transaction in exchange for additional units in the joint venture.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of such Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference thereto.

In connection with the transactions contemplated by the Contribution Agreement, the Company entered into an Equityholders Agreement, dated May 23, 2010, among the Company, CSC and certain other parties signatory thereto.  Pursuant to the Equityholders Agreement, the Company agreed to increase the size of the Board by one seat, effective at the Commencement Date, and appoint a designee of CSC to the Board.  Subject to continuing to hold a minimum number of shares of the Company’s common stock, CSC will subsequently have the right to nominate one candidate for election to the Board at each annual meeting of the Company’s stockholders at which directors are elected.

On November 2, 2010, the Board of Directors (the “Board”) of the Company appointed David Fischel, the designee of CSC, effective as of closing of the transactions contemplated by the Contribution Agreement (the “Commencement Date”), as a Director of the Company to serve until the Company’s 2011 annual meeting of stockholders.  Mr. Fischel is not currently expected to serve on any committees of the Board.

Mr. Fischel has served as Chief Executive of Capital Shopping Centres Group PLC (“CSC Group”), the parent company of CSC, since March 2001. He was appointed Non-executive Director of Capital & Counties Properties PLC on its demerger from CSC Group in May 2010.

Upon joining the Board, Mr. Fischel will receive the same compensation as is paid to other directors of the Company.  Additionally, in connection with Mr. Fischel’s appointment to the Board, the Company and Mr. Fischel will enter into an indemnification agreement in substantially the same form as the Company has entered into with each of the Company’s existing directors.

In connection with the appointment, the Board also changed the size of the Board to 10 directors, effective as of the Commencement Date.

ITEM 6.   EXHIBITS

(a)	Exhibits:

10.1	Amendment to Contribution Agreement, dated November 8, 2010, by and among Equity One, Inc., Liberty International Holdings Limited and Capital Shopping Centres plc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: November 8, 2010	EQUITY ONE, INC.

/s/ Mark Langer

Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2010

/s/ Angela F. Valdes

Angela F. Valdes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description

10.1	Amendment to Contribution Agreement, dated November 8, 2010, by and among Equity One, Inc., Liberty International Holdings Limited and Capital Shopping Centres plc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities  Exchange Act of 1934, as amended and 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.