Form 10-K
period 2010-12-31
EQUITY ONE, INC.
filed 2011-03-11
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $647,080,590 based upon the last reported sale price of $15.60 per share on the New York Stock Exchange on such date.
As of February 25, 2011, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 107,823,294.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K to the extent stated herein are incorporated by reference in Part III hereof.

EQUITY ONE, INC.

PART I
ITEM 1. BUSINESS
The Company
We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers. We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995.
As of December 31, 2010, our consolidated property portfolio comprised 189 properties consisting of approximately 19.9 million square feet of gross leasable area, or GLA, including 174 shopping centers, four development or redevelopment properties, six non-retail properties and five land parcels. As of December 31, 2010, our core portfolio was 90.3% leased and included national, regional and local tenants. For a listing of the properties in our core portfolio, refer to Item 2 - Properties.
Our core portfolio includes 21 shopping centers owned through our subsidiary DIM Vastgoed, N.V., (“DIM”), a Dutch company in which we acquired a controlling interest in the first quarter of 2009. Currently, we own approximately 97.4% of DIM and we have initiated statutory squeeze-out proceedings under Dutch law with respect to the minority shares not owned by us. The results of DIM’s operations have been consolidated in our financial statements since January 14, 2009, the acquisition date of our controlling interest.
In addition, as of December 31, 2010, we had interests in another 18 properties through joint ventures, including 15 neighborhood shopping centers, two retail properties in New York City and one office building. In some cases, we manage and lease these properties, and in other cases our involvement varies from indirect management and oversight to more passive investments.
Finally, on January 4, 2011, we closed on the acquisition of C&C (US) No. 1, Inc., which we refer to as CapCo, through a joint venture with Liberty International Holdings Limited, or LIH. At the time of acquisition, CapCo owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet. A more complete description of this acquisition is provided in Item 7 in the section entitled “Business Combination.”
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
Business Objectives and Strategies
Our principal business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets. Our strategies for reaching this objective include:
•	Operating Strategy: Maximizing the internal growth of revenue from our shopping centers by leasing and re-leasing those properties to a diverse group of creditworthy tenants, maintaining our properties to standards that our existing and prospective tenants find attractive, as well as containing costs through effective property management;

•	Investment Strategy: Using capital wisely to renovate or redevelop our properties and to acquire and develop additional shopping centers where expected, risk-adjusted returns meet or exceed our standards as well as by investing in strategic partnerships that minimize operational or other risks; and

•	Capital Strategy: Financing our capital requirements with internally generated funds, borrowings under our existing credit facilities, proceeds from selling properties that do not meet our investment criteria and proceeds from institutional partners and the debt and equity capital markets.
Operating Strategy. Our core operating strategy is to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants, as well as containing costs through effective property management. Many of our properties are located in some of the most densely populated areas of the country, including the metropolitan areas around Miami, Ft. Lauderdale, West Palm Beach, Tampa, Jacksonville and Orlando, Florida, Atlanta, Georgia, Boston, Massachusetts and the greater New York City metropolitan area. We recently expanded into the Los Angeles and San Francisco markets through our acquisition of CapCo which was consummated on January 4, 2011.

In order to effectively achieve our operating strategy, we seek to:
•	actively manage and maintain the high standards and physical appearance of our assets while maintaining competitive tenant occupancy costs;

•	maintain a diverse tenant base in order to limit exposure to any one tenant’s financial condition;

•	develop strong, mutually beneficial relationships with creditworthy tenants, particularly our anchor tenants, by consistently meeting or exceeding their expectations;

•	maximize rental rates upon the renewal of expiring leases or as we lease space to new tenants while limiting vacancy and down-time;

•	evaluate renovation or redevelopment opportunities that will make our properties more attractive for leasing or re-leasing to tenants;

•	take advantage of under-utilized land or existing square footage, or re-configure properties for better uses; and

•	adopt consistent standards and vendor review procedures.
Investment Strategy. Our investment strategy is to deploy capital in projects that are expected to generate risk-adjusted returns that exceed our cost of capital. Our investments primarily fall into one of the following categories:
•	re-developing, renovating, expanding, reconfiguring and/or re-tenanting our existing properties;

•	selectively acquiring shopping centers that will benefit from our active management and leasing strategies with a focus on supply constrained markets;

•	selectively acquiring vacant and occupied land for the purpose of developing new shopping centers to meet the needs of expanding retailers; and

•	investing in strategic partnerships in real estate related ventures where we act as a manager and utilize our expertise or benefit from the local expertise of others.
In evaluating potential redevelopment, acquisition and development opportunities for properties, we also consider such factors as:
•	the expected returns in relation to our cost of capital, as well as the anticipated risks we will face in achieving the expected returns;

•	the current and projected cash flow of the property and the potential to increase that cash flow;

•	the tenant mix at the property, tenant sales performance and the creditworthiness of those tenants;

•	economic, demographic, regulatory and zoning conditions in the property’s local and regional market;

•	competitive conditions in the vicinity of the property, including competition for tenants and the potential that others may create competing properties through redevelopment, new construction or renovation;

•	the level and success of our existing investments in the relevant market;

•	the current market value of the land, buildings and other improvements and the potential for increasing those market values;

•	the physical configuration of the property, its visibility, ease of entry and exit, and availability of parking; and

•	the physical condition of the land, buildings and other improvements, including the structural and environmental conditions.
Capital Strategy. We intend to grow and expand our business by using cash flows from operations, by borrowing under our existing credit facilities, reinvesting proceeds from selling properties that do not meet our investment criteria, accessing the capital markets to issue equity and debt or by using joint venture arrangements. Our strategy is designed to help us maintain a strong balance sheet and sufficient flexibility to fund our operating and investment activities in a cost-efficient way. Our strategy includes:

•	maintaining a prudent level of overall leverage and an appropriate pool of unencumbered properties that is sufficient to support our unsecured borrowings;

•	managing our exposure to variable-rate debt;

•	taking advantage of market opportunities to refinance existing debt and manage our debt maturity schedule;

•	selling properties that have limited growth potential or are not a strategic fit within our overall portfolio and redeploying the proceeds elsewhere in our business; and

•	using joint venture arrangements to access less expensive capital, mitigate capital risk, or to benefit from the expertise of local real estate partners.
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
Tax Status
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income that we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income.
We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. Our investment in certain land parcels, our investment in DIM and certain other real estate and other activities are being conducted through our TRS entities. Our current TRS activities are limited and they have not incurred any significant income taxes to date.
We own a controlling interest in DIM. DIM is not a REIT, is not consolidated with us for tax purposes and is subject to U.S. corporate income tax. However, it has not paid any U.S. federal income tax for the last four years as a result of its taxable operating losses.
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
Americans with Disabilities Act. Our properties are subject to the Americans with Disabilities Act, or ADA. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.
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
All of our existing properties are located in developed areas that include other shopping centers and other retail properties. The number of retail properties in a particular area could materially adversely affect our ability to lease vacant space and maintain the rents charged at our existing properties. We believe that the principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. Our retail tenants also face competition from other retailers, outlet stores, super centers and discount shopping clubs. This competition could contribute to lease defaults and insolvency of our tenants.
Tenants
Publix Super Markets is our largest tenant and accounted for approximately 2.9 million square feet, or approximately 15.1% of our gross leasable area, at December 31, 2010, and approximately $24.3 million, or 11.3%, of our annual minimum rent in 2010.
Employees
Our headquarters are located at 1600 N.E. Miami Gardens Drive, North Miami Beach, Florida 33179. At December 31, 2010, we had 168 full-time employees and we believe that our relationships with our employees are good.
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
Our goal is to improve the performance of our properties by re-leasing vacated space. The economic downturn in 2009 and 2010 has affected and continues to affect our business. While the economy in many of our markets has made some modest improvements, macro-economic challenges, such as low consumer confidence, high unemployment and reduced consumer spending, have adversely affected many retailers and continue to adversely affect the retail sales of many regional and local tenants in some of our markets. While most of our centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles, other tenants in our centers, particularly smaller shop tenants (those occupying less than 10,000 square feet), have been particularly vulnerable as they have faced both declining sales and reduced access to capital. As a result, some tenants have requested rent adjustments and abatements, while other tenants have not been able to continue in business at all.
Our ability to continue to lease or re-lease vacant space in our properties will be affected by these and other factors, including our properties’ locations, current market conditions and covenants and restrictions found in certain leases at our properties that may limit our ability to lease to certain types of tenants. If these economic conditions persist or worsen in 2011, our properties and results of operations could be adversely affected with lower occupancy and higher bad debt expense as tenants fail to pay rent, close their stores or file bankruptcy. Moreover, because many retailers have slowed their growth plans as a result of the prevailing economic climate or their lack of access to capital, demand for retail space has declined, generally, reducing the market rental rates for our properties.
Shorter term expirations of our shop tenants may lead to increased vacancies and reduced rental income which would have an adverse effect on our future results of operations.
From 2011 to 2013, approximately 57.4% of our leases, based on annualized minimum rents, with small shop tenants are due to expire. The annualized minimum rents at expiration for these leases are $20.0 million, $20.4 million, and $19.3 million for 2011-2013, respectively. Additionally, approximately 5.6% of our leases with small shop tenants are month-to-month, representing $5.8 million of annualized rents. Our ability to renew or replace these tenants at comparable rents could have a significant impact on our future results of operations.
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
We own shopping centers which are supported by “anchor” tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers. For instance, Publix Super Markets is our largest tenant and accounted for approximately 2.9 million square feet, or approximately 15.1% of our gross leasable area, at

December 31, 2010, and approximately $24.3 million, or 11.3%, of our annual minimum rent in 2010. No other tenant accounted for over 5% of our annual minimum rent.
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
Declarations of bankruptcy by national or regional tenants may have an adverse effect on our operations as those tenants may close multiple locations within our portfolio.
Certain segments of the retail environment remain weak, particularly those relating to home sales, discretionary spending, books, music and video stores. Some of our anchor or other small shop tenants may continue to experience a downturn in their businesses that may weaken their financial condition. As a result, tenants may delay lease commencement, fail to make rental payments when due or declare bankruptcy. In 2009 and 2010, several of our national tenants filed for bankruptcy protection. We are subject to the risk that these tenants may be unable to make their lease payments, may refuse to extend leases upon expiration or may reject leases in bankruptcy. Tenant bankruptcies, leasing delays or failures to make rental payments when due could result in the termination of the tenant’s lease and material losses to our business and harm to our operating results.
Volatility in the credit markets may affect our ability to obtain or re-finance our indebtedness at a reasonable cost.
As of December 31, 2010, we had approximately $196.9 million of senior notes and mortgage debt scheduled to mature in the next three years. Additionally, our $400.0 million unsecured revolving credit facility matures on October 2011 with a one year extension option. If credit conditions worsen or if interest rates increase from their current historically low levels, we may experience difficulty refinancing these upcoming loan maturities at a reasonable cost or with desired financing alternatives. For example, it may be hard to raise new unsecured financing in the form of additional bank debt or corporate bonds at interest rates that are appropriate for our long term objectives. If we draw under our existing unsecured revolving line of credit to repay maturing debt, our ability to use the line for other uses such as investments will be reduced. If we increase our reliance on mortgage debt, the credit rating agencies that rate our unsecured corporate debt may reduce our investment-grade credit ratings. Alternatively, we may need to repay maturing debt with proceeds from the issuance of equity or the sale of assets. In addition, lenders may impose more restrictive covenants, events of default and other conditions.
We have substantial debt obligations which may reduce our operating performance and put us at a competitive disadvantage.
As of December 31, 2010, we had debt and other liabilities outstanding in the aggregate amount of approximately $1.4 billion. Many of our loans require scheduled principal amortization. In addition, our organizational documents do not limit the level or amount of debt that we may incur, nor do we have a policy limiting our debt to any particular level. The amount of our debt outstanding from time to time could have important consequences to our stockholders. For example, it could:
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, property acquisitions, developments and redevelopments and other appropriate business opportunities that may arise in the future;

•	limit our ability to make distributions on our outstanding shares of our common stock, including the payment of dividends required to maintain our status as a REIT;

•	make it difficult to satisfy our debt service requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms;

•	adversely affect financial ratios and debt and operational coverage levels monitored by rating agencies and adversely affect the ratings assigned to our unsecured debt;

•	limit our ability to obtain any additional debt or equity financing we may need in the future for working capital, debt refinancing, capital expenditures, acquisitions, redevelopment or other general corporate purposes or to obtain such financing on favorable terms; and
•	require us to dedicate increased amounts of our cash flow from operations to payments on our variable rate, unhedged debt if interest rates rise.
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
Our unsecured revolving credit facility, our outstanding senior unsecured notes and much of our existing mortgage indebtedness contain customary covenants and conditions, including, among others, compliance with various financial ratios and restrictions upon the incurrence of additional indebtedness and liens on our properties. Furthermore, the terms of some of this indebtedness will restrict our ability to consummate transactions that result in a change of control or to otherwise issue equity or debt securities. The existing mortgages also contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we were to breach covenants in these debt agreements, the lender could declare a default and require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. If the lenders declared a default under our unsecured revolving credit facilities, all amounts outstanding would become due and payable and our ability to borrow in future periods could be restricted. In addition, any such default would constitute a cross default under our senior note indebtedness giving rise to the acceleration of such indebtedness.
Increases in interest rates cause our borrowing costs to rise and generally adversely affect the market price of our securities.
While none of our approximately $1.2 billion of debt outstanding as of December 31, 2010, bears variable interest, we do borrow funds at variable interest rates under our lines of credit and could borrow under other variable facilities in the future. Increases in interest rates would increase our interest expense on any variable rate debt, as well as maturing fixed rate debt that must be refinanced at higher interest rates. This would reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stockholders. In addition, long-term increases in interest rates will affect the terms under which we refinance our existing debt as it matures, thereby adversely affecting results from operations.
In addition, the market price of our common stock is affected by the annual distribution rate on the shares of our common stock. An increase in market interest rates relative to our annual dividend rate may lead prospective purchasers of our common stock and other securities to seek alternative investments that offer a higher annual yield which would likely adversely affect the market price of our common stock and other securities. Finally, increases in interest rates may have the effect of depressing the market value of retail properties such as ours, including the value of those properties securing our indebtedness. Such declines in the market value of our properties would likely adversely affect the market price of our common stock and other securities.
Geographic concentration of our properties makes our business vulnerable to economic downturns in certain regions or to other events, like hurricanes, that disproportionately affect those areas.
As of December 31, 2010, approximately 51.8% of our retail property gross leasable area was located in Florida. As a result, economic, real estate and other general conditions in Florida will significantly affect our revenues and the value of our properties. Business layoffs or downsizing, industry slowdowns, declines in real estate values, reduced migration to Florida, changing demographics, increases in insurance costs and real estate taxes and other factors may adversely affect the economic climate in Florida. Any resulting reduction in demand for retail properties in Florida would adversely affect our operating performance and limit our ability to make distributions to stockholders.
In addition, a significant portion of our retail property gross leasable area is located in coastal or other areas that are susceptible to the harmful effects of tropical storms, hurricanes, earthquakes and other similar natural disasters. As of December 31, 2010, over 61.9% of the total insured value of our portfolio is located in the State of Florida. Intense hurricanes and tropical storm activity during the last decade has caused our cost of property insurance to increase significantly. While much of the cost of this insurance is passed on to our tenants as reimbursable property costs, some tenants, particularly national tenants, do not pay a pro rata share of these costs under their leases. Hurricanes and similar storms also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area. In addition, following our acquisition of CapCo, we have a large portfolio of properties located in the State of California, including a number of assets in the San Francisco Bay area. These properties may be subject to the risk that an earthquake or other, similar peril would affect the operations of these properties. We currently do not have comprehensive insurance covering losses from these perils. Therefore, if an earthquake did occur and our properties were affected, we would bear the losses resulting therefrom.
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
The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry. For instance, given the issues facing financial firms in general, including insurance companies, and following the hurricane, earthquake and other property loss activity in recent years, property insurance costs across our portfolio have increased. In the event of future industry losses, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses from named wind storms, earthquakes or due to terrorist acts and toxic mold, or, if offered, the cost of obtaining these types of insurance may not be justified. We, therefore, may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available.
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
We may be unable to sell properties in accordance with our business plan which could reduce our available capital or commit us to non-core assets over the long-term.
In general, we intend to sell assets over time as part of our capital recycling efforts and as assets no longer meet our investment criteria. For instance, following our acquisition of CapCo, we announced our intention to dispose of certain, non-core assets owned by it. However, real estate investments generally cannot be sold quickly. Also, there are limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. We may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to changes in the performance of our investments could adversely affect our ability to meet our obligations and make distributions to our stockholders.
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
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. At December 31, 2010, we had invested an aggregate of approximately $74.9 million in these development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $19.6 million to complete, based on our current plans and estimates. In addition to these costs, we currently estimate that the costs to complete The Gallery at Westbury Plaza project in Nassau County, New York, will be in the range of $90.0 to $100.0 million. These developments and redevelopments may not be as successful as currently expected. Expansion, renovation and development projects entail the following considerable risks:
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
Property ownership through joint ventures could limit our control of those investments and reduce our expected returns.
Real estate partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partners or co-venturers might become bankrupt, that our partners or co-venturers might at any time have different interests or goals than we do, and that our partners or co-venturers may take actions contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments could include an impasse on decisions, such as sales of the ventures or their properties, because neither our partners or co-venturers nor we would have full control over the involved partnerships or joint ventures. These factors could limit the return that we receive from those investments or cause our cash flows to be lower than our estimates.
Competition for the acquisition of assets and the leasing of properties may adversely impact our future operating performance, our growth plans, and stockholder returns.
Numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition, particularly in our target markets. This competition may affect us in various ways, including:
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
Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which not infrequently there are only limited judicial and administrative interpretations. These provisions include requirements concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the nature and sources of our income, and the amount of our distributions to our stockholders. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources. Satisfying this requirement could be difficult, for example, if defaults by tenants were to reduce the amount of income from qualifying rents. In addition, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Under a revenue procedure issued by the Internal Revenue Service, REITs are permitted to pay the distributions required to qualify as a REIT under the Code in predominantly their own stock, rather than all cash, with respect to taxable years ending on or before December 31, 2011, subject to certain limitations. To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of 85% of our ordinary income for that year, 95% of our capital gain net earnings for that year and 100% of our undistributed taxable income from prior years. We intend to make distributions to our stockholders to comply with the distribution provisions of the Internal Revenue Code. Although we anticipate that our cash flows from operating activities and our ability to borrow under our existing credit facilities will enable us to pay our operating expenses and meet distribution requirements, no assurance can be given in this regard. We may be required to sell assets to distribute enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax.
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
Our Chairman of the Board and his affiliates are beneficial owners of approximately 45.7% of our common stock and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.
As of December 31, 2010, Chaim Katzman, the chairman of our board of directors and our largest stockholder, and his affiliates beneficially owned approximately 45.7% of the outstanding shares of our common stock as a result of a stockholders’ agreement with other of our stockholders, have voting power over almost 50.2% of our outstanding shares with respect to the election of directors. Accordingly, Mr. Katzman is able to exercise significant influence over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. In addition, Mr. Katzman is able to exercise significant influence over the outcome of any proposed merger or consolidation of our company which, under our charter, requires the affirmative vote of the holders of a majority of the outstanding shares of our common stock. Mr. Katzman’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.
To maintain our status as a REIT, we limit the amount of shares any one stockholder can own.
The Internal Revenue Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code). To protect our REIT status, our charter provides that, subject to certain exceptions, no person may own, or be deemed to own, directly and by virtue of the constructive ownership provisions of the Code, more than 9.9% (or 5.0% in the case of an “individual”) in value of the aggregate outstanding shares of our capital stock or more than 9.9% (or 5.0% in the case of an “individual”), in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 5.0% or 9.9%, as applicable, in value of the outstanding common stock and/or a class or series of preferred stock (or the acquisition of an interest in an entity that owns common stock or preferred stock) by an individual or entity could cause that individual or entity (or another) to own constructively more than 5.0% or 9.9%, as applicable, in value of the outstanding stock. If that happened, either the transfer or ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the 5.0% or 9.9% ownership limit, as applicable. Our board of directors may waive the REIT ownership restrictions on a case-by-case basis, and it has in the past done so, including for Chaim Katzman, our chairman of the board, and his affiliates, and for LIH and its affiliates. Our charter also provides that, subject to certain exceptions, a foreign person may not acquire, beneficially or constructively, any shares of our capital stock, if immediately following the acquisition of such shares, the fair market value of the shares of our capital stock owned, directly and indirectly, by all foreign persons (other than Liberty International Holdings Limited (“LIH”) and its affiliates) would comprise 29% or more of the fair market value of the issued and outstanding shares of our capital stock. This 29% limit is intended to ensure that CapCo, one of our subsidiaries, will qualify as a “domestically controlled” REIT. The foregoing ownership restrictions may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the stockholders’ best interest.
We cannot assure you we will continue to pay dividends at current rates.
Our ability to continue to pay dividends on our common stock at current rates or to increase our common stock dividend rate will depend on a number of factors, including, among others, the following:
•	our financial condition and results of future operations;

•	the ability of our tenants to perform in accordance with the lease terms;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

If we do not maintain or increase the dividend rate on our common stock, there could be an adverse effect on the market price of our common stock. Conversely, the payment of dividends on our common stock may be subject to payment in full of the interest on debt we may owe.
Under a revenue procedure issued by the Internal Revenue Service, REITs are permitted to pay the distributions required to qualify as a REIT under the Code in predominantly their own stock, rather than all cash, with respect to taxable years ending on or before December 31, 2011, subject to certain limitations. To date, we have paid all of our dividends solely in cash. If we were to pay a portion of our dividends in stock, there could be an adverse effect on the market price of our stock.
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
Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management. As a result, these provisions could prevent our stockholders from receiving a premium for their shares of common stock above the prevailing market prices. These provisions include:
•	the REIT and foreign ownership limits described above;

•	the ability to issue preferred stock with the powers, preferences or rights determined by our board of directors;

•	special meetings of our stockholders may be called only by the chairman of the board, the chief executive officer, the president or by the board of directors;

•	advance notice requirements for stockholder proposals;

•	the absence of cumulative voting rights; and

•	provisions relating to the removal of incumbent directors.
Finally, Maryland law also contains several statutes that restrict mergers and other business combinations with an interested stockholder or that may otherwise have the effect of preventing or delaying a change of control.
Changes in taxation of corporate dividends may adversely affect the value of our common stock.
The maximum marginal rate of tax payable by a domestic non-corporate taxpayer on a dividend received from a regular “C” corporation in a taxable year beginning before January 1, 2013 is 15%, as opposed to the marginal tax rates of up to 35% that apply to ordinary income. The reduced tax rate, however, does not apply to dividends paid to domestic non-corporate taxpayers by a REIT, except for certain limited amounts. Although the distributed earnings of a REIT are generally subject to less total federal income tax than are the distributed earnings of a non-REIT “C” corporation which are distributed to stockholders net of corporate-level income tax, domestic non-corporate investors could view the stock of regular “C” corporations as more attractive relative to the stock of a REIT because the dividends from regular “C” corporations are taxed at a lower stated tax rate while distributions from REITs (other than distributions designated as capital gain dividends or returns of capital or the limited amounts of dividends that qualify for the 15% rate) are generally taxed at the same rate as the individual’s other ordinary income.
Foreign stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of our common stock if we do not qualify as a “domestically controlled” REIT.
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to U.S. federal income tax on any gain recognized on the disposition. This tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” In general, we will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of our stock, less than 50% in value of our stock was held directly or indirectly by non-U.S. persons. If we were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 5% of our outstanding common stock.

Several of our controlling stockholders have pledged their shares of our stock as collateral under bank loans, which could result in foreclosure and disposition and could have a negative impact on our stock price.
As of December 31, 2010, Chaim Katzman, the chairman of our board of directors and his affiliates beneficially owned approximately 45.7% of the outstanding shares of our common stock. Several of our stockholders affiliated with Mr. Katzman, including Gazit-Globe, Ltd. and related entities, have pledged a substantial portion of our stock that they own to secure loans made to them by commercial banks. Based on information from these stockholders, we believe that 85.0% of the shares reported as beneficially owned by Mr. Katzman and his affiliates are pledged to secure loans made to these stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our consolidated portfolio consists primarily of grocery-anchored shopping centers and, at December 31, 2010, contained an aggregate of approximately 19.9 million square feet of gross leasable area, or GLA. Other than our leasehold interests in McAlpin Square shopping center located in Savannah, Georgia, Plaza Acadienne shopping center located in Eunice, Louisiana, and El Novillo shopping center located in Miami, Florida, all of our properties are owned in fee simple. In addition, some of our properties are subject to mortgages as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”
The following table provides a brief description of our properties as of December 31, 2010:

	Year	Total		Average
	Built /	Sq. Ft.	Percent	base rent
Property	Renovated	Owned	Leased	per leased SF	Grocer Anchor	Other anchor tenants
ALABAMA (3)
Madison Centre	1997	64,837	97.5%	$9.92	Publix	Rite Aid
The Shops at Lake Tuscaloosa	2003 / 2005	70,242	88.9%	$12.22	Publix
Winchester Plaza	2006	75,700	86.9%	$11.66	Publix

TOTAL SHOPPING CENTERS ALABAMA (3)		210,779	90.8%	$11.27

CONNECTICUT (2)
Brookside Plaza**	1985 / 2006	213,274	89.7%	$11.83	Wakefern Food	Bed Bath & Beyond / Walgreens / Staples / Petsmart
Copps Hill	1979 / 2002	184,528	100.0%	$13.14	Stop & Shop	Kohl’s / Rite Aid

TOTAL SHOPPING CENTERS CONNECTICUT (2)		397,802	94.5%	$12.47

FLORIDA (90)

Orlando / Central Florida (11)
Alafaya Commons	1987	126,333	92.2%	$14.65	Publix
Alafaya Village	1986	38,118	96.3%	$20.82
Conway Crossing	2002	76,321	85.5%	$11.57	Publix
Shoppes of Eastwood	1997	69,037	100.0%	$12.71	Publix
Eustis Village	2002	156,927	95.1%	$11.25	Publix	Beall’s Department Store
Hunter’s Creek	1998	73,204	98.2%	$13.65		Office Depot / Lifestyle Family Fitness
Kirkman Shoppes	1973	88,820	90.8%	$18.99		Party America
Lake Mary Centre	1988 / 2001	340,434	97.1%	$13.29	Albertsons	Kmart / Lifestyle Fitness Center / Office Depot
Park Promenade	1987 / 2000	128,848	70.0%	$7.04		Beauty Depot / Dollar General
Town & Country	1993	72,043	95.6%	$8.59	Albertsons* (Ross Dress For Less)
Unigold Shopping Center	1987	117,527	82.9%	$11.93	Winn-Dixie

Jacksonville / North Florida (10)
Atlantic Village	1984	100,559	87.5%	$10.59	Publix	Jo-Ann Fabric & Crafts
Beauclerc Village	1962 / 1988	68,846	89.0%	$8.46		Big Lots / Goodwill / Bealls Outlet
Forest Village	2000	71,526	85.0%	$10.92	Publix
Ft. Caroline	1985 / 1995	71,816	86.8%	$6.93	Winn-Dixie	Citi Trends
Mandarin Landing	1976	139,580	75.7%	$17.22	Whole Foods	Office Depot / Aveda Institute
Medical & Merchants	1993	156,153	98.9%	$11.46	Publix	Memorial Hospital / Planet Fitness
Middle Beach Shopping Center	1994	69,277	83.5%	$8.68	Publix*

	Year	Total		Average
	Built /	Sq. Ft.	Percent	base rent
Property	Renovated	Owned	Leased	per leased SF	Grocer Anchor	Other anchor tenants
Pablo Plaza	1974 / 1998 / 2001 / 2008	151,238	87.9%	$11.68	Publix	Marshalls / HomeGoods
Oak Hill	1985 / 1997	78,492	77.6%	$7.95	Publix
South Beach**	1990 / 1991	303,219	87.2%	$12.42		Ross / Bed Bath & Beyond / Home Depot / Stein Mart / Staples

Miami-Dade / Broward / Palm Beach (39)
Bird Ludlum	1988 / 1998	192,274	98.8%	$17.66	Winn-Dixie	CVS Pharmacy / Bird Executive / Goodwill
Boynton Plaza	1978 / 1999	99,324	91.1%	$13.25	Publix	CVS Pharmacy
Bluffs Square	1986	123,917	77.2%	$13.45	Publix	Walgreens
Chapel Trail	2007	56,378	100.0%	$21.50		LA Fitness
Coral Reef Shopping Center	1968 / 1990	76,632	96.2%	$25.29		Office Depot / Walgreens
Countryside Shops	1986 / 1988 / 1991	179,561	91.8%	$13.42	Publix	CVS Pharmacy / Stein Mart
Country Walk	1985 / 2006 / 2008	100,686	96.5%	$18.86	Publix	CVS Pharmacy
Crossroads Square	1973	81,587	79.9%	$17.02		CVS Pharmacy / Goodwill
CVS Plaza	2004	18,214	71.5%	$23.91
El Novillo	1970 / 2000	10,000	100.0%	$24.31		Jumbo Buffet
Gateway Plaza	1991	29,800	100.0%	$14.31		Babies R Us
Greenwood	1982 / 1994	132,325	88.4%	$12.93	Publix	Bealls Outlet
Hammocks Town Center	1987 / 1993	172,806	89.0%	$12.81	Publix	Metro Dade Library / CVS Pharmacy / Porky’s Gym
Jonathan’s Landing	1997	26,820	41.2%	$23.56
Lago Mar	1995	82,613	84.6%	$14.34	Publix
Lantana Village	1976 / 1999	181,780	96.6%	$7.63	Winn-Dixie	Kmart / Rite Aid* (Family Dollar)
Magnolia Shoppes	1998	114,118	89.5%	$11.01		Regal Cinemas / Deal$
Meadows	1997	75,524	95.8%	$14.03	Publix
Oakbrook Square	1974 / 2000 / 2003	199,633	97.1%	$14.20	Publix	Stein Mart / HomeGoods* / CVS / Basset Furniture / Duffy’s
Oaktree Plaza	1985	23,745	72.9%	$16.60
Pine Island	1983 / 1999	254,907	89.0%	$12.01	Publix	Home Depot Expo* / Staples
Plaza Alegre	2003	88,411	92.4%	$15.58	Publix	Goodwill
Point Royale	1970 / 2000	216,760	98.2%	$8.22	Winn-Dixie	Best Buy / Pasteur Medical
Prosperity Centre	1993	122,014	88.7%	$16.47		Office Depot / CVS / Bed Bath & Beyond / TJ Maxx
Ridge Plaza	1984 / 1999	155,204	94.6%	$10.94		Ridge Theater / Kabooms / Wachovia* (United Collection) / Round Up / Goodwill
Riverside Square	1987	104,241	81.8%	$13.34	Publix
Sawgrass Promenade	1982 / 1998	107,092	91.6%	$11.40	Publix	Walgreens / Dollar Tree
Sheridan Plaza	1973 / 1991	508,455	98.6%	$14.99	Publix	Kohl’s / Ross / Bed Bath & Beyond / Office Depot / LA Fitness / USA Baby & Child Space / Assoc. in Neurology

	Year	Total		Average
	Built /	Sq. Ft.	Percent	base rent
Property	Renovated	Owned	Leased	per leased SF	Grocer Anchor	Other anchor tenants
Shoppes of Andros Isles	2000	79,420	82.4%	$12.21	Publix
Shoppes of Silverlakes	1995 / 1997	126,789	84.8%	$16.71	Publix
Shops at Skylake	1999 / 2005 / 2006	281,943	96.1%	$17.23	Publix	TJMaxx / LA Fitness / Goodwill
Sunrise Town Center	1989	128,124	82.3%	$11.12		L.A. Fitness / Office Depot
Tamarac Town Square	1987	124,585	76.9%	$11.01	Publix	Dollar Tree
Veranda Shoppes	2007	44,888	100.0%	$24.99	Publix
Waterstone	2005	61,000	100.0%	$14.63	Publix
West Bird	1977 / 2000	99,864	91.2%	$13.03	Publix	CVS Pharmacy
West Lakes Plaza	1984 / 2000	100,747	100.0%	$13.38	Winn-Dixie	Navarro Pharmacy
Westport Plaza	2002	49,533	100.0%	$17.41	Publix
Young Circle	1962 / 1997	65,834	98.1%	$15.59	Publix	Walgreens

Florida Treasure / Northeast Coast (8)
Cashmere Corners	2001	89,234	91.2%	$8.67	Albertsons
New Smyrna Beach	1987	118,451	100.0%	$12.08	Publix	Bealls Outlet
Old King Commons	1988	84,759	92.6%	$8.37		Wal-Mart
Ryanwood	1987	114,925	90.9%	$11.32	Publix	Bealls Outlet / Books-A-Million
Salerno Village	1987	82,477	88.6%	$10.60	Winn-Dixie	CVS Pharmacy
Shops at St. Lucie	2006	19,361	91.0%	$22.03
South Point Center	2003	64,790	88.1%	$15.53	Publix
Treasure Coast	1983	133,781	98.5%	$11.80	Publix	TJ Maxx

Tampa / St. Petersburg / Venice / Cape Coral / Naples (22)
Bay Pointe Plaza	1984 / 2002	103,986	94.3%	$10.40	Publix	Bealls Outlet
Carrollwood	1970 / 2002	94,203	89.4%	$13.58	Publix	Golf Locker
Charlotte Square	1980	96,188	67.3%	$6.92	Publix* (American Signature Furniture)	Seafood Buffet
Chelsea Place	1992	81,144	96.5%	$11.78	Publix
Dolphin Village	1967/1990	136,224	79.7%	$13.22	Publix	Dollar Tree, CVS
Glengary Shoppes	1995	99,182	100.0%	$18.04		Best Buy / Barnes & Noble
Lake St. Charles	1999	57,015	100.0%	$10.43	Sweet Bay
Lutz Lake	2002	64,985	86.1%	$12.82	Publix
Marco Town Center	2001	109,830	91.0%	$17.92	Publix
Mariners Crossing	1989 / 1999	97,812	95.8%	$10.15	Sweet Bay
Midpoint Center	2002	75,386	100.0%	$12.36	Publix
Pavilion	1982	167,745	84.2%	$11.62	Publix	Pavilion 6 Theatre / Anthony’s
Regency Crossing	1986 / 2001	85,864	81.6%	$10.27	Publix

	Year	Total		Average
	Built /	Sq. Ft.	Percent	base rent
Property	Renovated	Owned	Leased	per leased SF	Grocer Anchor	Other anchor tenants
Ross Plaza	1984 / 1996	90,826	94.5%	$12.47		Ross Dress for Less / Deal$
Seven Hills	1991	72,590	87.8%	$10.45	Publix
Shoppes of North Port	1991	84,705	92.2%	$10.26	Publix	Bealls Outlet
Summerlin Square	1986 / 1998	109,156	49.1%	$7.99	Winn-Dixie
Sunlake	2008	89,516	85.6%	$16.97	Publix
Sunpoint Shopping Center	1984	132,374	65.5%	$8.61		Goodwill / Ozzie’s Buffet / Big Lots / Chapter 13 Trustee
Venice Plaza	1971 / 1979 / 1999	132,345	98.8%	$6.38	Sweet Bay	TJ Maxx
Venice Shopping Center	1968 / 2000	109,801	85.9%	$5.66	Publix	Beall’s Outlet
Walden Woods	1985 / 1998 / 2003	75,874	94.4%	$8.40		Dollar Tree / Aaron Rents / Dollar General

TOTAL SHOPPING CENTERS FLORIDA (90)		10,070,395	90.1%	$12.88

GEORGIA (34)

Atlanta (25)
BridgeMill	2000	89,102	86.4%	$15.78	Publix
Buckhead Station	1996	233,739	100.0%	$20.44		Bed Bath & Beyond / TJ Maxx / Old Navy / Toys R Us / DSW / Ulta 3 / Nordstrom Rack
Butler Creek	1990	95,597	87.4%	$10.82	Kroger
Chastain Square	1981 / 2001	91,637	98.1%	$17.94	Publix
Commerce Crossing	1988	100,668	26.5%	$5.52		Fred’s Store
Douglas Commons	1988	97,027	98.9%	$10.86	Kroger
Fairview Oaks	1997	77,052	89.4%	$10.47	Kroger
Freehome Village	2003	74,340	72.2%	$12.31	Publix
Golden Park Village	2000	68,738	78.7%	$10.83	Publix
Governors Town Square	2005	68,658	100.0%	$16.19	Publix
Grassland Crossing	1996	90,906	93.2%	$11.46	Kroger
Hairston Center	2000	13,000	38.5%	$11.28
Hamilton Ridge	2002	90,996	85.1%	$11.75	Kroger
Keith Bridge Commons	2002	94,886	87.0%	$12.34	Kroger
Mableton Crossing	1997	86,819	96.4%	$10.56	Kroger
Macland Pointe	1992-93	79,699	100.0%	$10.43	Publix
Market Place	1976	77,706	94.4%	$12.28		Galaxy Cinema
Paulding Commons	1991	192,391	96.3%	$8.07	Kroger	Kmart
Piedmont Peachtree Crossing	1978 / 1998	152,239	97.7%	$17.76	Kroger	Cost Plus Store / Binders Art Supplies
Powers Ferry Plaza	1979 / 1987 / 1998	86,473	86.5%	$9.89		Micro Center
Salem Road Station	2000	67,270	90.3%	$11.16	Publix
Shops of Huntcrest	2003	97,040	86.2%	$13.57	Publix
Shops of Westridge	2006	66,297	74.7%	$13.53	Publix

	Year	Total		Average
	Built /	Sq. Ft.	Percent	base rent
Property	Renovated	Owned	Leased	per leased SF	Grocer Anchor	Other anchor tenants
Wesley Chapel	1989	164,153	86.8%	$6.87		Corinthian College / Little Giant/ Deal$ / Planet Fitness
Williamsburg @ Dunwoody	1983	44,928	68.7%	$21.70

Central / South Georgia (9)
Daniel Village	1956 / 1997	171,932	85.0%	$8.84	Bi-Lo	St. Joseph Home Health Care
Dublin Village	2005	98,540	92.5%	$6.73	Kroger
Grayson Village	2002	83,155	77.1%	$11.51	Publix
Loganville Town Center	1997	77,661	88.9%	$11.96	Publix
McAlpin Square	1979	173,952	98.6%	$7.32	Kroger	Big Lots / Post Office / Habitat for Humanity
Spalding Village	1989	235,318	63.5%	$7.65	Kroger	Fred’s Store / Goodwill
The Vineyards at Chateau Elan	2002	79,047	97.4%	$14.42	Publix
Walton Plaza	1990	43,460	91.7%	$10.44	Harris Teeter* (Omni Fitness)
Wilmington Island Shopping Center	1985 / 1998 / 2003	87,818	69.6%	$12.68	Kroger

TOTAL SHOPPING CENTERS GEORGIA (34)		3,452,244	86.4%	$11.91

LOUISIANA (13)
Ambassador Row	1980 / 1991	187,678	97.4%	$9.87		Conn’s Appliances / Big Lots / Chuck E Cheese / Planet Fitness / JoAnn Fabrics
Ambassador Row Courtyard	1986 / 1991 / 2005	146,697	99.0%	$10.44		Bed Bath & Beyond / Marshall’s / Hancock Fabrics / Unitech Training Academy / Tuesday Morning
Bluebonnet Village	1983	101,623	91.3%	$11.35	Matherne’s	Office Depot
Boulevard	1976 / 1994	68,012	89.8%	$8.83		Piccadilly / Harbor Freight Tools / Golfballs.com
Country Club Plaza	1982 / 1994	64,686	92.1%	$6.50	Winn-Dixie
Crossing	1988 / 1993	114,806	97.4%	$5.83	Save A Center	A-1 Home Appliance / Piccadilly
Elmwood Oaks	1989	130,284	100.0%	$9.94		Academy Sports / Dollar Tree / Home Décor
Grand Marche (ground lease)	1969	200,585	100.0%	NA
Plaza Acadienne	1980	105,419	56.4%	$4.42	Super 1 Store	Fred’s Store
Sherwood South	1972 / 1988 / 1992	77,107	86.0%	$6.35		Burke’s Outlet / Harbor Freight Tools / Fred’s Store
Siegen Village	1988	170,416	99.2%	$9.32		Office Depot / Big Lots / Dollar Tree / Stage / Party City
Tarpon Heights	1982	56,605	84.3%	$5.31		Stage / Dollar General
Village at Northshore	1988	144,638	96.7%	$8.54		Marshalls / Dollar Tree / Kirschman’s* / Bed Bath & Beyond / Office Depot

TOTAL SHOPPING CENTERS LOUISIANA (13)		1,568,556	93.5%	$8.65

MARYLAND (1)
South Plaza Shopping Center	2005	92,335	100.0%	$16.95		Ross Dress For Less / Best Buy / Old Navy / Petco

TOTAL SHOPPING CENTERS MARYLAND (1)		92,335	100.0%	$16.95

	Year	Total		Average
	Built /	Sq. Ft.	Percent	base rent
Property	Renovated	Owned	Leased	per leased SF	Grocer Anchor	Other anchor tenants
MASSACHUSETTS (7)
Cambridge Star Market	1953 / 1997	66,108	100.0%	$30.25	Star Market
Medford Shaw’s Supermarket	1995	62,656	100.0%	$23.94	Shaw’s
Plymouth Shaw’s Supermarket	1993	59,726	100.0%	$17.77	Shaw’s
Quincy Star Market	1965 / 1995	100,741	100.0%	$19.53	Star Market
Swampscott Whole Foods	1967 / 2005	35,907	100.0%	$22.89	Whole Foods
Webster Plaza	1963 / 1998	199,425	100.0%	$8.18	Shaw’s	K Mart
West Roxbury Shaw’s Plaza	1973 / 1995 / 2006	76,316	92.9%	$25.25	Shaw’s

TOTAL SHOPPING CENTERS MASSACHUSETTS (7)		600,879	99.1%	$18.09

MISSISSIPPI (1)
Shipyard Plaza	1987	66,857	98.2%	$7.04		Big Lots / Buffalo Wild Wings

TOTAL SHOPPING CENTERS MISSISSIPPI (1)		66,857	98.2%	$7.04

NEW YORK (2)
Westbury Plaza	1993	398,602	100.0%	$21.14		Marshalls / Sports Authority / Walmart / Olive Garden / Borders / Costco
1175 Third Avenue	1995	25,350	100.0%	$41.66	Food Emporium

TOTAL SHOPPING CENTERS NEW YORK (2)		423,952	100.0%	$22.37

NORTH CAROLINA (12)
Brawley Commons	1997 / 1998	119,189	75.7%	$11.48	Lowe’s Foods	Rite Aid
Carolina Pavilion	1996	731,678	93.7%	$10.65		AMC Theatres / Value City Furniture / Old Navy / Ross Dress For Less / Sports Authority / Babies ‘R Us / Michaels Crafts / Sears Retail Outlet Store / DSW Shoe Warehouse / Cost Plus World Market / Gregg Appliances / Petco / Dollar Tree / Dress Barn / Bed Bath & Beyond / Kohl’s / Buy Buy Baby / Nordstrom Rack
Centre Pointe Plaza	1989	163,642	94.7%	$5.81		Belk’s / Dollar Tree / Aaron Rents / Burkes Outlet Stores
Chestnut Square	1985 / 2008	34,260	90.7%	$15.45		Walgreens
Galleria	1986 / 1990	92,114	76.4%	$9.75	Harris Teeter*
Parkwest Crossing	1990	85,602	91.6%	$10.47	Food Lion
Riverview Shopping Center	1973 / 1995	128,498	95.4%	$7.82	Kroger	Upchurch Drugs / Riverview Galleries
Salisbury Marketplace	1987	79,732	75.9%	$10.88	Food Lion
Stanley Market Place	2007	53,228	93.4%	$9.90	Food Lion	Family Dollar
Thomasville Commons	1991	148,754	90.8%	$5.49	Ingles	Kmart
Willowdaile Shopping Center	1986	95,601	84.1%	$8.69		Hall of Fitness / Ollie’s Bargain Outlet
Whitaker Square	1996	82,760	100.0%	$12.24	Harris Teeter	Rugged Wearhouse

TOTAL SHOPPING CENTERS NORTH CAROLINA (12)		1,815,058	90.5%	$9.62

	Year	Total		Average
	Built /	Sq. Ft.	Percent	base rent
Property	Renovated	Owned	Leased	per leased SF	Grocer Anchor	Other anchor tenants
SOUTH CAROLINA (7)
Belfair Towne Village	2000 / 2003 / 2006	166,639	89.7%	$13.43	Kroger	Stein Mart
Lancaster Plaza	1971 / 1990	77,400	57.1%	$3.67	Bi-Lo	Tractor Supply
Lancaster Shopping Center	1963 / 1987	29,047	17.2%	$6.49
Milestone Plaza	1995	89,721	97.4%	$14.86	Bi-Lo
North Village Center	1984	60,356	70.3%	$8.34		Dollar General / Goodwill
Windy Hill	1968 / 1988 / 2006	68,465	96.5%	$5.96		Rose’s Store / Family Dollar Store
Woodruff	1995	68,055	98.7%	$10.66	Publix

TOTAL SHOPPING CENTERS SOUTH CAROLINA (7)		559,683	82.5%	$10.75

TENNESSEE (1)
Greensboro Village Shopping Center	2005	70,203	95.6%	$14.21	Publix

TOTAL SHOPPING CENTERS TENNESSEE (1)		70,203	95.6%	$14.21

VIRGINIA (1)
Smyth Valley Crossing	1989	126,841	98.9%	$6.06	Ingles	Wal-Mart

TOTAL SHOPPING CENTERS VIRGINIA (1)		126,841	98.9%	$6.06

TOTAL CORE SHOPPING CENTER PORTFOLIO (174)		19,455,584	90.3%	$12.38

OTHER PROPERTIES (6)
4101 South I-85 Industrial	1956 / 1963	188,513	38.0%
Banco Popular Office Building	1971	32,737	82.9%
Laurel Walk Apartments	1985	106,480	91.8%
Mandarin Mini-Storage	1982	52,300	62.7%
Prosperity Office Building	1972	3,200	0.0%
Providence Square	1973	85,930	22.6%

TOTAL OTHER PROPERTIES (6)		469,160	53.0%

TOTAL EXCLUDING DEVELOPMENTS, REDEVELOPMENTS & LAND (180)		19,924,744	89.4%

DEVELOPMENTS, REDEVELOPMENTS & LAND (9)
Developments (2)
Redevelopments (2)
Land Held for Development (5)

TOTAL CONSOLIDATED - 189 Properties

Total square footage does not include shadow anchor square footage that is not owned by Equity One.

*	Indicates a tenant which continues to pay rent, but has closed its store and ceased operations. The subtenant, if any, is shown in ( ).

**	Future contractual lease obligations included.

Most of our leases provide for the monthly payment in advance of fixed minimum rent, the tenants’ pro rata share of property taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the property. Our leases may also provide for the payment of additional rent based on a percentage of the tenants’ sales. Utilities are generally paid directly by tenants except where common metering exists with respect to a property. In those cases, we make the payments for the utilities and are reimbursed by the tenants on a monthly basis. Generally, our leases prohibit our tenants from assigning or subletting their spaces. The leases also require our tenants to use their spaces for the purposes designated in their lease agreements and to operate their businesses on a continuous basis. Some of the lease agreements with major or national or regional tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of those tenants. Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original tenant will remain liable for the payment of the lease obligations under that lease agreement.
Major Tenants
The following table sets forth as of December 31, 2010 the gross leasable area, or GLA, of our existing properties leased to tenants in our core shopping center portfolio. Our core shopping center portfolio is defined as all of our shopping centers accounted for on a consolidated basis, excluding Canyon Trails Towne Center which is owned through a joint venture with Vestar Development Company.

	Supermarket
	Anchor Tenants	Other Anchor	Non-anchor
	(1)	Tenants(1)	Tenants	Total

Leased GLA (sq. ft.)	5,742,846	6,600,831	5,220,180	17,563,857

Percentage of Total Leased GLA	32.7%	37.6%	29.7%	100%

(1)	We define anchor tenants as tenants occupying a space consisting of 10,000 square feet or more of GLA.
The following table sets forth as of December 31, 2010 the annual minimum rent at expiration attributable to tenants in our core shopping center portfolio:

	Supermarket Anchor
	Tenants	Other Anchor Tenants	Non-anchor Tenants	Total

Annual Minimum Rent (“AMR”)	$53,688,940	$68,665,983	$104,040,262	$226,395,185

Percentage of Total AMR	23.7%	30.3%	46.0%	100.0%

The following table sets forth as of December 31, 2010 information regarding leases with the ten largest tenants in our core shopping center portfolio:

						Average
					Percent of	Annual
					Aggregate	Minimum
			Percent	Annualized	Annualized	Rent per
	Number	GLA	of Total	Minimum Rent	Minimum	Square
Tenant	of Leases	(square feet)	GLA	at 12/31/10	Rent	Foot

Publix	67	2,946,030	15.1%	$24,329,631	11.3%	$8.26
Supervalu	6	398,625	2.0%	8,681,248	4.0%	$21.78
Kroger	15	845,602	4.3%	6,641,076	3.1%	$7.85
TJ Maxx Companies	11	347,401	1.8%	4,182,887	1.9%	$12.04
Bed, Bath & Beyond	8	267,761	1.4%	3,250,935	1.5%	$12.14
LA Fitness	4	196,235	1.0%	3,087,362	1.4%	$15.73
Costco	1	148,295	0.8%	3,000,921	1.4%	$20.24
Winn Dixie	9	398,128	2.1%	2,937,815	1.4%	$7.38
Office Depot	10	243,625	1.3%	2,797,348	1.3%	$11.48
Dollar Tree	25	272,041	1.4%	2,419,081	1.1%	$8.89

Total top ten tenants	156	6,063,743	31%	$61,328,304	28%	$10.11

Lease Expirations
The following tables sets forth as of December 31, 2010 the anticipated expirations of tenant leases in our core shopping center portfolio for each year from 2011 through 2019 and thereafter:
ALL TENANTS

					Percent of
					Aggregate
					Annualized	Average Annual
			Percent of	Annualized	Minimum	Minimum Rent per
	Number	GLA	Total	Minimum Rent at	Rent at	Square Foot at
Year	of Leases	(square feet)	GLA	Expiration	Expiration	Expiration(1)

M-T-M	195	546,427	2.8%	$6,850,948	3.0%	$12.54
2011	563	2,461,797	12.7%	31,495,776	13.9%	$12.79
2012	554	2,379,324	12.2%	29,774,827	13.2%	$13.65
2013	488	1,988,102	10.2%	27,763,319	12.3%	$13.96
2014	323	1,973,470	10.1%	26,122,394	11.5%	$13.24
2015	251	1,683,634	8.7%	18,588,281	8.2%	$11.04
2016	90	1,403,239	7.2%	20,493,457	9.1%	$14.60
2017	43	738,395	3.8%	9,224,706	4.1%	$12.49
2018	34	567,642	2.9%	7,020,207	3.1%	$12.37
2019	24	519,725	2.7%	8,208,550	3.6%	$15.79
Thereafter	135	3,302,102	17.0%	40,852,720	18.0%	$12.37

Sub-total/Average	2,700	17,563,857	90.3%	$226,395,185	100.0%	$13.04
Vacant	797	1,891,727	9.7%	NA	NA	NA

Total/Average	3,497	19,455,584	100.0%	$226,395,185	100.0%	NA

(1)	Annual minimum rent per square foot excludes ground lease at Grande Marche.

ANCHOR TENANTS ≥ 10,000 SF

						Average
					Percent of	Annual
					Aggregate	Minimum
					Annualized	Rent per
			Percent	Annualized	Minimum	Square
	Number	GLA	of Total	Minimum Rent at	Rent at	Foot at
Year	of Leases	(square feet)	GLA	Expiration	Expiration	Expiration(1)

M-T-M	7	176,614	1.4%	$1,039,441	0.8%	$5.89
2011	46	1,409,387	11.1%	11,464,699	9.4%	$8.13
2012	43	1,315,607	10.3%	9,404,555	7.7%	$8.40
2013	32	1,014,550	8.0%	8,444,770	6.9%	$8.32
2014	39	1,296,367	10.2%	12,471,835	10.2%	$9.62
2015	39	1,167,324	9.2%	8,100,059	6.6%	$6.94
2016	27	1,226,840	9.7%	16,697,380	13.6%	$13.61
2017	15	629,836	5.0%	6,693,960	5.5%	$10.63
2018	15	499,947	3.9%	5,339,125	4.4%	$10.68
2019	11	476,024	3.7%	7,064,566	5.8%	$14.84
Thereafter	80	3,131,181	24.6%	35,634,533	29.1%	$11.38

Sub-total/Average	354	12,343,677	97.1%	$122,354,923	100.0%	$10.07
Vacant	16	363,309	2.9%	NA	NA	NA

Total/Average	370	12,706,986	100.0%	$122,354,923	100.0%	NA

(1)	Annual minimum rent per square foot excludes ground lease at Grande Marche.
SHOP TENANTS < 10,000 SF

						Average
					Percent of	Annual
					Aggregate	Minimum
					Annualized	Rent per
			Percent	Annualized	Minimum	Square
	Number	GLA	of Total	Minimum Rent at	Rent at	Foot at
Year	of Leases	(square feet)	GLA	Expiration	Expiration	Expiration

M-T-M	188	369,813	5.5%	$5,811,507	5.6%	$15.71
2011	517	1,052,410	15.6%	20,031,077	19.3%	$19.03
2012	511	1,063,717	15.8%	20,370,272	19.6%	$19.15
2013	456	973,552	14.4%	19,318,549	18.6%	$19.84
2014	284	677,103	10.0%	13,650,559	13.1%	$20.16
2015	212	516,310	7.7%	10,488,222	10.1%	$20.31
2016	63	176,399	2.6%	3,796,077	3.6%	$21.52
2017	28	108,559	1.6%	2,530,746	2.4%	$23.31
2018	19	67,695	1.0%	1,681,082	1.6%	$24.83
2019	13	43,701	0.7%	1,143,984	1.1%	$26.18
Thereafter	55	170,921	2.5%	5,218,187	5.0%	$30.53

Sub-total/Average	2,346	5,220,180	77.4%	$104,040,262	100.0%	$19.93
Vacant	781	1,528,418	22.6%	NA	NA	NA

Total/Average	3,127	6,748,598	100.0%	$104,040,262	100.0%	NA

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
Insurance
Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease. We believe that our properties are covered by adequate liability, property, flood and environmental, and where necessary, hurricane and windstorm insurance coverages which are all provided by reputable companies. However, most of our insurance policies contain deductible or self-retention provisions requiring us to share some of any resulting losses. In addition, most of our policies contain limits beyond which we have no coverage. Finally, following our acquisition of CapCo in 2011, we have not chosen to purchase earthquake insurance covering a majority of its assets.

ITEM 3.	LEGAL PROCEEDINGS
Neither we nor our properties are subject to any material litigation. We and our properties may be subject to routine litigation and administrative proceedings arising in the ordinary course of business which, collectively, are not expected to have a material adverse effect on our business, financial condition, results of operations, or our cash flows.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol “EQY.” On February 11, 2011, we had 1,300 stockholders of record representing 12,642 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the cash dividends declared by us:

	Price Per Share
			Dividends Declared
	High	Low	per share
2010:
First Quarter	$20.00	$15.81	$0.22
Second Quarter	$19.99	$15.44	$0.22
Third Quarter	$17.61	$14.58	$0.22
Fourth Quarter	$19.27	$16.66	$0.22
2009:
First Quarter	$17.88	$9.06	$0.30
Second Quarter	$17.25	$11.80	$0.30
Third Quarter	$17.04	$12.13	$0.30
Fourth Quarter	$16.87	$14.12	$0.22
Dividends paid during 2010 and 2009 totaled $83.6 million and $94.0 million, respectively. Future declarations of dividends will be made at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Internal Revenue Code.
Our total annual dividends paid per common share for 2010 and 2009 were $0.88 per share and $1.12 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the stockholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2011 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to stockholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the stockholder as long-term capital gains.
The IRS has issued a revenue procedure permitting publicly traded REITs to pay deductible dividends in the REIT’s own stock with respect to taxable years ending on or before December 31, 2011. To date, we have paid all of our dividends solely in cash.
If we were to pay a portion of our dividends in stock, there could be an adverse effect on the market price of our stock. If however, market and financial conditions warrant, we may consider paying a portion of our dividends in stock.
Performance Graph
The following graph compares the cumulative total return of our common stock with the Russell 2000 Index, the NAREIT All Equity Index and SNL Shopping Center REITs, an index of approximately 20 publicly-traded REITS that primarily own and operate shopping centers, each as provided by SNL Securities L.C., from December 31, 2005 until December 31, 2010. The SNL Shopping Center REIT index is compiled by SNL Securities L.C. and includes our common stock and securities of many of our competitors. The graph assumes that $100 was invested on December 31, 2005 in our common stock, the Russell 2000 Index, the NAREIT All

Equity REIT Index and SNL Shopping Center REITs, and that all dividends were reinvested. The lines represent semi-annual index levels derived from compounded daily returns. The indices are re-weighted daily, using the market capitalization on the previous tracked day. If the semi-annual interval is not a trading day, the preceding trading day is used.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Equity One, Inc.	100.00	126.98	115.01	93.76	92.57	109.55
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
NAREIT All Equity REIT Index	100.00	135.06	113.87	70.91	90.76	116.12
SNL REIT Retail Shopping Ctr	100.00	134.61	110.82	66.72	65.86	85.53
Issuer Purchases Of Equity Securities
No equity securities were purchased by us during the fourth quarter of 2010.
Equity Compensation Plan Information
Information regarding equity compensation plans is presented in Item 13 of this annual report and incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA
The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2010. The balance sheet data at December 31, 2010 and 2009, and the statement of income data for the years ended December 31, 2010, 2009 and 2008, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
		(in thousands other than per share, percentage and ratio data)
Statement of Income Data: (1)

Total revenue	$285,224	$271,172	$237,241	$244,252	$223,334

Property operating expenses	78,852	78,070	64,190	62,830	64,206
Rental property depreciation and amortization	67,339	62,122	45,429	45,893	40,128
General and administrative expenses	42,041	38,835	31,957	27,925	26,892

Total operating expenses	188,232	179,027	141,576	136,648	131,226

Interest expense	(77,922)	(73,450)	(60,851)	(66,520)	(53,732)
Amortization of deferred financing fees	(1,924)	(1,520)	(1,629)	(1,678)	(1,484)
Gain on acquisition of controlling interest in subsidiary	—	27,501	—	—	—
Other income, net	1,723	11,569	32,837	9,253	16,460
Gain on extinguishment of debt	63	12,345	6,473	—	161
Impairment loss	(687)	(368)	(37,497)	(430)	—
Benefit (provision) for income taxes	3,765	5,017	(1,015)	272	—

Income from continuing operations	$22,010	$73,239	$33,983	$48,501	$53,513

Net income	$24,419	$81,375	$35,008	$69,385	$176,955

Basic earnings per share:
Income from continuing operations	$0.24	$0.90	$0.45	$0.66	$0.73

Net income	$0.27	$1.00	$0.46	$0.94	$2.40

Diluted earnings per share:
Income from continuing operations	$0.24	$0.89	$0.45	$0.66	$0.72

Net income	$0.27	$0.98	$0.46	$0.94	$2.38

Balance Sheet Data:

Total rental properties, net of accumulated depreciation	$2,355,258	$2,193,259	$1,704,362	$1,875,342	$1,752,018
Total assets	$2,681,864	$2,452,320	$2,036,263	$2,174,384	$2,069,775
Notes payable	$1,224,796	$1,242,783	$1,028,990	$1,141,797	$982,834
Total liabilities	$1,388,159	$1,363,618	$1,125,776	$1,257,463	$1,143,108
Redeemable noncontrolling interest (2)	$3,864	$989	$989	$989	$989
Stockholders’ equity (2)	$1,285,907	$1,064,535	$909,498	$915,932	$925,678

Other Data:
Funds from operations(3)	$92,025	$142,983	$60,377	$98,297	$110,105
Cash flows from:
Operating activities(2)	$71,562	$96,294	$86,519	$106,904	$94,437
Investing activities	$(189,243)	$(8,287)	$51,306	$(104,602)	$114,813
Financing activities(2)	$108,044	$(47,249)	$(133,783)	$(989)	$(209,352)
GLA (square feet) at end of period	19,925	19,456	16,417	17,548	18,353
Occupancy of core shopping center portfolio at end of period	90.3%	90.3%	92.1%	93.2%	95.0%
Dividends declared per share	$0.88	$1.12	$1.20	$1.20	$2.20

(1)	Reclassified to reflect the reporting of discontinued operations.

(2)	Amounts have been reclassified to conform to the 2010 presentation.

(3)	We believe Funds from Operations (“FFO”) (when combined with the primary GAAP presentations) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry and, in particular, REITs. The National Association of Real Estate Investment Trusts (“NAREIT”) stated in its April 2002 White Paper on Funds from Operations, “Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.”
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
The following table illustrates the calculation of FFO for each of the five years in the period ended December 31, 2010:

	Year Ended December 31,
	2010	2009	2008	2007	2006
			(In thousands)
Net income attributable to Equity One, Inc.	$25,112	$83,817	$35,008	$69,385	$176,955
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	65,735	56,057	45,586	47,514	44,791
Loss on sale of fixed assets	—	—	—	283	—
Loss (Gain) on disposal of depreciable real estate	—	1,673	(21,027)	(18,885)	(112,995)
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,178	1,436	810	—	1,354

Funds from operations	$92,025	$142,983	$60,377	$98,297	$110,105

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Earnings per diluted share attributable to Equity One, Inc.	$0.27	$0.98	$0.46	$0.94	$2.38

Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.72	0.67	0.62	0.65	0.60
Loss (Gain) on disposal of depreciable real estate	—	0.02	(0.28)	(0.26)	(1.52)
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.01	0.02	0.01	—	0.02
Net adjustment for unvested shares and noncontrolling interest (1)	—	0.02	—	0.01	—

Funds from operations per diluted share	$1.00	$1.71	$0.81	$1.34	$1.48

(1)	Includes net effect of: (a) an adjustment for unvested awards of share-based payments with rights to receive dividends or dividend equivalents; (b) an adjustment related to the share issuance in the first quarter of 2010 pursuant to the DIM exchange agreement; and (c) an adjustment to compensate for rounding of the individual calculations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in “Item 8. Financial Statements and Supplementary Data” of this annual report.
Overview
As of December 31, 2010, our consolidated property portfolio comprised 189 properties consisting of approximately 19.9 million square feet of gross leasable area, or GLA, including 174 shopping centers, four development or redevelopment properties, six non-retail properties and five land parcels. As of December 31, 2010, our core portfolio was 90.3% leased and included national, regional and local tenants.
Our core portfolio includes 21 shopping centers owned through our subsidiary DIM. Currently, we own approximately 97.4% of DIM and we have initiated statutory squeeze-out proceedings under Dutch law with respect to the minority shares not owned by us. The results of DIM’s operations have been consolidated in our financial statements since January 14, 2009, the acquisition date of our controlling interest.
In addition, as of December 31, 2010, we had interests in another 18 properties through joint ventures, including 15 neighborhood shopping centers, two retail properties in New York City and one office building. In some cases, we manage and lease these properties, and in other cases our involvement varies from indirect management and oversight to more passive investments.
Finally, on January 4, 2011, we closed on the acquisition of CapCo, through a joint venture with LIH. At the time of acquisition, CapCo owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet. A more complete description of this acquisition is provided below in the section entitled “Business Combination.”
The economic downturn in 2009 and 2010 continues to affect our business. While economic conditions in many of our markets have modestly improved, macro-economic challenges have adversely affected many retailers and continue to adversely affect the retail sales of many regional and local tenants in some of our markets. As a result, some tenants have requested rent adjustments and abatements, while other tenants have not been able to continue in business at all. We have responded to these challenges by undertaking intensive leasing efforts, negotiating reductions in certain recoverable expenses from our vendors, and making case-by-case assessments of rent relief based on the financial and operating strength of our tenants. These macro-

economic trends have made it more difficult for us to achieve our objectives of growing our business through internal rent increases, re-cycling capital from lower-tiered assets into higher quality properties, and growing our asset management business.
Operating Strategies. We derive substantially all of our revenue from tenants under existing leases at our properties. Due to the difficult leasing environment in 2010, our operating strategy centered on maintaining occupancy which, in some cases, resulted in the lowering of rental rates based on competitive market rents. In 2010, our leasing strategy resulted in:
•	190 new leases totaling 708,975 square feet, at an average rental rate of $11.12 per square foot, as compared to the prior in-place average rent of $11.39 per square foot in 2009, on a same space basis;

•	no change in occupancy for our core shopping center portfolio, which was 90.3% at both December 31, 2010 and 2009; and

•	the renewal and extension of 312 leases totaling 1,058,119 square feet at an average rental rate of $18.86 per square foot, as compared to the prior in-place average rent of $19.33 per square foot, on a same space basis.
In the long-term, our operating revenues are dependent on the continued occupancy of our properties, the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. The main long-term threat to our business is our dependence on the viability of our anchor and other tenants. We believe, however, that our general operating risks are mitigated by concentrating our portfolio in high-density neighborhoods in major metropolitan areas, leasing to strong tenants in the markets in which we own properties and maintaining a diverse tenant mix.
Investment Strategies. Our investment strategy is to deploy capital in projects that generate attractive, risk-adjusted returns and, at the same time, to sell assets that no longer meet our investment criteria. In 2010, this strategy resulted in:
•	the acquisition of approximately 2.6 million DIM ordinary shares through a tender offer and other purchases bringing our ownership to 97.4% as of December 31, 2010;

•	the acquisition of six shopping centers located in Florida and Connecticut representing an aggregate of approximately 611,004 square feet of GLA for an aggregate purchase price of $117.7 million;

•	the acquisition of a fee interest in a retail condominium in New York with 25,350 square feet of GLA for a purchase price of $21.0 million;

•	the acquisition of three shopping centers located in Arizona and California through joint ventures in which we invested $70.6 million;

•	the sale of five outparcels in Florida for aggregate net proceeds of approximately $4.3 million resulting, in a net gain of $2.5 million;

•	the acquisition of two undeveloped land parcels at an aggregate cash purchase price of $1.3 million;

•	the execution of a contract to acquire CapCo, through a joint venture with its parent company (which transactions were consummated on January 4, 2011); and

•	the execution of an agreement to acquire three shopping centers in Long Beach, California comprising 273,000 square feet of GLA for approximately $72.0 million.
Capital Strategy. Our business during 2010 was financed using our revolving lines of credit, proceeds from the sale of our common stock, proceeds from the sale of properties, the assumption of mortgage debt in place on acquired properties and various other activities throughout the year including:
•	the sale of approximately 15.5 million shares of our common stock in two underwritten public offerings and concurrent private placements which raised aggregate net proceeds of approximately $267.8 million;

•	the prepayment of approximately $61.2 million in mortgages without penalty;

•	assumption of mortgage indebtedness of approximately $56.7 million in connection with the acquisition of properties securing that indebtedness; and

•	the increase of commitments under one of our unsecured revolving credit facilities from $227.0 million to $400.0 million by exercising the facility’s accordion feature and adding six new banks to the facility.
At December 31, 2010, there were no outstanding balances on our lines of credit and the maximum availability under those facilities was approximately $336.1 million, subject to covenants that may restrict our use of additional borrowings.
2011 Outlook. While economic conditions in many of our markets have modestly improved during 2010, macro-economic challenges, such as low consumer confidence, high unemployment and reduced consumer spending, have adversely affected many retailers and continue to adversely affect the retail sales of many regional and local tenants in some of our markets. While most of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles, other tenants in our shopping centers, particularly smaller shop tenants, have been particularly vulnerable as they have faced both declining sales and reduced access to capital. As a result, some tenants have requested rent adjustments and abatements, while other tenants have not been able to continue in business at all. We believe the fact that 71% of our shopping centers are supermarket-anchored serves as a competitive advantage because supermarket sales have not been as affected as the sales of many other classes of retailers, and our supermarkets continue to draw traffic to these centers. To the extent that challenging economic conditions persist in 2011, we would expect small shop leasing to continue to be very difficult. We anticipate that our core portfolio occupancy and same center net operating income will either remain relatively flat or experience a modest increase.
Our financing activities during 2011 could include the early repayment of mortgages, additions to our credit line, debt and/or equity offerings or creation of joint ventures with institutional partners. We ended 2010 with sufficient cash and availability under our existing unsecured revolving lines of credit to address our near term debt maturities. However, our ability to raise new capital at attractive prices through the issuance of debt and equity securities, the placement of mortgage financings, or the sale of assets will determine our capacity to invest in a manner that provides growing returns for our stockholders. We expect to continue to market outparcels for sale in 2011. We also expect to market other properties in which we would like to retain a continuing interest to potential institutional joint venture partners.
During 2010, we were able to acquire properties located in Florida, Connecticut, New York and Arizona. In 2011, we believe we are positioned to take advantage of acquisition opportunities as other real property owners and managers seek exit strategies and are faced with the need to generate liquidity. We are actively seeking to expand our portfolio, specifically seeking to expand our asset base to coastal constrained markets in California, Boston, Connecticut, and New York, as well as our existing markets in Florida. We seek markets with very strong demographic characteristics and with high barriers to entry. Already in 2011, we completed the acquisition of CapCo through a joint venture with its parent company, in which we acquired interests in a portfolio of 13 properties in California totaling 2.6 million square feet of GLA. We have also executed an agreement to acquire three shopping centers in Long Beach, California comprising 273,000 square feet of GLA for approximately $72.0 million, which is subject to customary closing conditions. We expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources.
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
Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements; however, the most significant accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:
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
Many of our lease agreements contain provisions that require the payment of additional rents based on the respective tenants’ sales volumes (contingent or percentage rent) and substantially all contain provisions that require reimbursement of the tenants’ allocable real estate taxes, insurance and common area maintenance costs, or CAM. Revenue based on a percentage of a tenant’s sales is recognized only after the tenant exceeds its sales breakpoint. Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.
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
Real Estate Acquisitions. Upon the acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases and lease origination costs), and assumed debt in accordance with the Business Combinations Topic of the FASB ASC. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities based on their estimated fair value. We evaluate the useful life of each amortizable intangible asset in each reporting period and account for any changes in such estimated useful life over the revised remaining useful life. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to depreciation expense over the remaining non-cancelable periods of the respective leases. The value of above-market and below-market in-place leases is amortized to rental revenue over the remaining non-cancelable periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.
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
Properties also include construction in progress and land held for development. These properties are carried at cost and no depreciation is recorded. Properties undergoing significant renovations and improvements are considered under development. All direct and indirect costs related to development activities, except certain demolition costs which are expensed as incurred, are capitalized into properties in construction in progress and land held for development on our consolidated balance sheet. Costs incurred include predevelopment expenditures directly related to a specific project including development and construction costs, interest, insurance and real estate tax expense. Indirect development costs include employee salaries and benefits and other related costs that are directly associated with the development of the property. The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one year from substantial completion of major construction activity. If we determine that a project is no longer probable, all predevelopment project costs are immediately expensed. Similar costs related to properties not under development are expensed as incurred.
Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to that portion of actual costs incurred. We cease interest capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction.
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
Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If there is an event or change in circumstance indicating the potential for impairment in the value of a property, we evaluate our ability to recover our net investment in the long-lived asset by comparing the carrying value (net book value) of such asset to the estimated future undiscounted cash flows over its expected useful life. The impairment assessment has a direct impact on our net income because recording an impairment charge results in an immediate charge to expense.
Investments in Joint Ventures. We strategically invest in entities that own, manage, acquire, develop and redevelop operating properties. Our partners generally are financial or other strategic institutions. We analyze our joint ventures under the FASB ASC Topics of Consolidation and Real Estate-General in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”) in accordance with the Consolidation Topic of the FASB ASC, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most impact the entity’s economic performance include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.
Generally, we use the equity method of accounting for investments in unconsolidated joint ventures when we own more than 20% but less than 50% of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our consolidated balance sheets and our proportionate share of earnings or losses earned by the joint ventures is recognized in equity in income (loss) of unconsolidated joint ventures in our consolidated statements of income. The cost method of accounting is used for unconsolidated entities in which we do not have the ability to exercise significant influence. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
On a periodic basis, we evaluate our investments in unconsolidated entities for impairment in accordance with the Investments-Equity Method and Joint Ventures Topic of the FASB ASC. We assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in unconsolidated joint ventures may be impaired. An investment in a joint venture is considered impaired only if we determine that its fair value is less than the net carrying value of the investment in that joint venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment charge is recorded. If our analysis indicates that there is an other-than-temporary impairment related to the investment in a particular joint venture, the carrying value of the venture will be adjusted to an amount to reflect the estimated fair value of the investment.
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
We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled approximately $10.8 million at December 31, 2010. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenant base, or a materially negative change in our relationships with significant tenants.
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
Income tax. Although we may qualify for REIT status for federal income tax purposes, we may be subject to state income or franchise taxes in certain states in which some of our properties are located. In addition, taxable income from non-REIT activities managed through our taxable REIT subsidiaries, or TRSs, are subject to federal, state and local income taxes. Income taxes attributable to DIM and our TRS are accounted for under the asset and liability method as required under the Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the taxable entities’ assets and liabilities and for operating loss and tax credit carry-forwards. The taxable entities estimate income taxes in each of the jurisdictions in which they operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. In the case where we determine that the full amount of a tax asset will be realized, a reversal of a valuation is appropriate.
Discontinued Operations. The application of current accounting principles that govern the classification of any of our properties as held-for-sale on our consolidated balance sheets, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that we can meet the criteria under the Property, Plant and Equipment Topic of the FASB ASC prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC. Prior to sale, we evaluate the extent of involvement with, and the significance to us of cash flows from a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but in which we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of the Property, Plant and Equipment Topic of the FASB ASC only properties sold, or to be sold, to unrelated third parties where we will have no significant continuing involvement or significant cash flows are classified as discontinued.

Recent Accounting Pronouncements
On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued new provisions required by the Consolidation Topic of the FASB Accounting Standards Codification (“ASC”), which removed the concept of a qualifying special-purpose entity (“SPE”) and the exception for qualifying SPEs from the consolidation guidance. Furthermore, the new provisions replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact that entity’s economic performance. We adopted these new provisions effective January 1, 2010 and reviewed all joint ventures in which we had an investment to determine if there were any accounting ramifications of our adoption of these provisions and found that they had no material effect on our consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides amendments to ASC Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 concerns disclosure only and did not have an impact on our financial position or results of operations.
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (“ASU 2010-20”), which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. ASU 2010-20 will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under ASU 2010-20 as of the end of a reporting period are effective for our December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for our March 31, 2011 interim reporting period. We have incorporated the required disclosures within this Annual Report on Form 10-K where deemed applicable.
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
Our primary cash expenses consist of our property operating expenses, which include: real estate taxes; repairs and maintenance; management expenses; insurance; utilities; general and administrative expenses, which include payroll, office expenses, professional fees, acquisition costs and other administrative expenses; and interest expense, primarily on mortgage debt, unsecured senior debt and revolving credit facilities. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment, until the property is ready for its intended use.
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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
The following summarizes certain line items from our audited consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in 2010 compared to the same period in 2009:

	For the year ended December 31,
	2010	2009	% Change
	(in thousands)
Total revenue	$285,224	$271,172	5.2%
Property operating expenses	78,852	78,070	1.0%
Rental property depreciation and amortization	67,339	62,122	8.4%
General and administrative expenses	42,041	38,835	8.3%
Investment income	937	10,154	(90.8)%
Equity in loss in unconsolidated joint ventures	116	88	31.8%
Other income	648	1,503	(56.9)%
Interest expense	77,922	73,450	6.1%
Amortization of deferred financing fees	1,924	1,520	26.6%
Gain on acquisition of controlling interest in subsidiary	—	27,501	(100.0)%
Gain on sale of real estate	254	—	N/M *
Gain on extinguishment of debt	63	12,345	(99.5)%
Impairment loss	687	368	86.7%
Income tax benefit of taxable REIT subsidiaries	3,765	5,017	(25.0)%
Income from discontinued operations	2,409	8,136	(70.4)%
Net income	24,419	81,375	(70.0)%

*	N/M = not meaningful
Total revenue increased by $14.1 million, or 5.2%, to $285.2 million in 2010, from $271.2 million in 2009. The increase is primarily attributable to the following:
•	an increase of approximately $19.8 million associated with properties acquired in 2009 and 2010; offset by

•	a decrease of approximately $5.6 million in same-property revenue due primarily to lower minimum rent income and decreased small shop occupancy which also had the effect of lowering rental expense recoveries.
Property operating expenses increased by $782,000, or 1.0%, to $78.9 million in 2010 from $78.1 million in 2009. The increase primarily consists of the following:
•	an increase of approximately $6.1 million associated primarily with properties acquired in 2009 and 2010; offset by

•	a decrease of approximately $5.3 million in property operating costs primarily due to a decrease in bad debt expense, lower common area maintenance costs and lower real estate tax expense.
Rental property depreciation and amortization increased by $5.2 million, or 8.4%, to $67.3 million for 2010 from $62.1 million in 2009. The increase is primarily attributable to the following:
•	an increase of approximately $7.2 million primarily associated with properties acquired in 2009 and 2010; offset by

•	a decrease of approximately $2.0 million due to tenant related assets becoming fully amortized.

General and administrative expenses increased by $3.2 million, or 8.3%, to $42.0 million for 2010 from $38.8 million in 2009. The increase is mainly attributable to:
•	an increase of approximately $7.1 million in acquisition costs related to properties acquired during 2010, as well as higher professional fees related to the acquisition of CapCo which closed in 2011 and the exploration of other potential transactions;

•	an increase of approximately $2.3 million due to: (1) additional headcount, in part, to manage the DIM properties for which we assumed management responsibilities effective January 1, 2010; (2) higher leasing costs due to lower capitalizable leasing efforts; and (3) executive compensation returning to 2008 levels following the voluntary 10% salary reduction taken during 2009; offset by

•	a decrease of approximately $3.3 million related to lower severance costs in 2010;

•	a decrease of approximately $2.0 million related to legal, consulting, and other costs associated with our acquisition of DIM in 2009;and

•	a decrease of approximately $994,000 due to the decline in the fair value of a liability related to a long term cash incentive plan for which targets were not achieved.
Investment income decreased by $9.2 million, or 90.8%, to $937,000 for 2010 as compared to $10.2 million in 2009. The decrease was primarily related to the following:
•	a decrease of approximately $5.7 million primarily associated with gains realized from the disposition of equity securities in 2009;

•	a decrease of approximately $2.7 million related to interest earned on debt securities held in 2009 and sold prior to 2010; and

•	a decrease of approximately $1.0 million related to dividends from several equity investments held during 2009 and disposed of prior to 2010; offset by

•	an increase of $130,000 in interest earned related to higher cash balances.
Equity in loss in unconsolidated joint ventures was a net loss of approximately $116,000 in 2010 compared to a net loss of $88,000 in 2009. The net loss represents our pro rata share of our joint ventures’ operating results, which decreased as a result of lower leasing activity.
Other income decreased by $855,000, or 56.9%, to $648,000 in 2010 from $1.5 million in 2009. The decrease is primarily due to a decrease of approximately $600,000 in insurance proceeds received and $200,000 related to a sales tax write off in 2009.
Interest expense increased by $4.5 million, or 6.1%, to $77.9 million in 2010 as compared to $73.5 million for 2009. The increase is primarily attributable to the following:
•	an increase of approximately $12.9 million primarily associated with our 6.25% unsecured senior notes issued in the fourth quarter of 2009; offset by

•	a decrease of approximately $7.0 million of interest expense related to the repayment of certain mortgages in 2009 and 2010;

•	a decrease of approximately $814,000 associated with higher capitalized interest in 2010 related to our development projects; and

•	a decrease of approximately $626,000 related to lower average balances on our lines of credit.
Amortization of deferred financing fees increased by approximately $404,000 to approximately $1.9 million in 2010 compared to $1.5 million in 2009. The increase is mainly due to fees associated with the 6.25% senior notes issued in the fourth quarter of 2009.
The gain on acquisition of controlling interest of approximately $27.5 million recognized in 2009 was generated from our acquisition of a controlling interest in DIM. No comparable amounts are included in 2010.
The $254,000 gain on sale of real estate was related to the disposition of two undeveloped land parcels which generated cash proceeds of approximately $1.6 million.
During 2010, we prepaid approximately $61.2 million principal amount of our mortgages and recognized a net gain from early extinguishment of debt of approximately $63,000. During 2009, we repurchased and canceled approximately $44.2 million principal amount of our senior notes and recognized a net gain from early extinguishment of debt of approximately $12.3 million.
We recorded $687,000 of goodwill impairments associated with several of our income producing properties in 2010 as compared to $368,000 in 2009.
We recorded net income tax benefits during 2010 and 2009 of approximately $3.8 million and $5.0 million, respectively. At December 31, 2010, DIM accounted for approximately $3.3 million of these tax benefits and approximately $611,000 in tax benefits were from our TRSs. The decrease in tax benefit was primarily due to the reversal of a valuation allowance in 2009 of $1.6 million.
For 2010, our discontinued operations resulted in net income of $2.4 million compared to approximately $8.1 million in 2009. In 2010, we sold three ground lease outparcels at three of our income producing properties generating a net gain of $2.3 million and recorded $152,000 in net operating income related to discontinued operations. During 2009, we sold ten ground lease outparcels and one income producing property generating a net gain of $7.1 million and recorded $1.0 million in net operating income related to discontinued operations.
As a result of the foregoing, net income decreased by $57.0 million, or 70.0%, to $24.4 million for 2010 from $81.4 million in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
The following summarizes items from our audited consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in 2009 as compared to the same period in 2008:

	For the year ended December 31,
	2009	2008	% Change
	(in thousands)
Total revenue	$271,172	$237,241	14.3%
Property operating expenses	78,070	64,190	21.6%
Rental property depreciation and amortization	62,122	45,429	36.7%
General and administrative expenses	38,835	31,957	21.5%
Investment income	10,154	10,220	(0.6)%
Equity in (loss) income in unconsolidated joint ventures	(88)	108	(181.5)%
Other income	1,503	967	55.4%
Interest expense	73,450	60,851	20.7%
Amortization of deferred financing fees	1,520	1,629	(6.7)%
Gain on acquisition of controlling interest in subsidiary	27,501	—	100.0%
Gain on sale of real estate	—	21,542	(100.0)%
Gain on extinguishment of debt	12,345	6,473	90.7%
Impairment loss	368	37,497	(99.0)%
Income tax benefit (provision) of taxable REIT subsidiaries	5,017	(1,015)	(594.3)%
Income from discontinued operations	8,136	1,025	693.8%
Net income	81,375	35,008	132.4%
Included in the following discussion of our results of operations are the results of DIM which have been consolidated with our results of operations for the year ended December 31, 2009 but not for the comparable 2008 period.
Total revenue increased by $33.9 million, or 14.3%, to $271.2 million in 2009, from $237.2 million in 2008. The increase is primarily attributable to the following:
•	an increase of approximately $40.8 million attributable to the 21 DIM properties which were consolidated beginning in January 2009;

•	an increase of approximately $2.8 million related to the completion of various development or redevelopment projects; and

•	an increase of $2.6 million associated with the acquisition of Westbury Plaza in the fourth quarter of 2009; offset by

•	a decrease of approximately $7.6 million attributable to the sale of nine income producing properties to our joint venture with GRI which occurred during 2008 and the results of operations of which properties are partially included in 2008 but not in 2009;

•	a decrease of approximately $3.1 million in lower revenue due to lower occupancy and the impact of rent concessions and abatements;

•	a decrease of approximately $1.3 million related to a settlement fee received in 2008 in connection with a tenant’s bankruptcy; and

•	a decrease of approximately $100,000 associated with management, leasing and asset management services provided to our joint ventures.

Property operating expenses increased by $13.9 million, or 21.6%, to $78.1 million in 2009 from $64.2 million in 2008. The increase primarily consists of the following:
•	an increase of approximately $10.9 million related to the DIM properties;

•	an increase of approximately $3.3 million in property operating costs partly due to higher bad debt expense, insurance expense, common area maintenance expense and tenant related legal expense;

•	an increase of approximately $1.1 million related to the completion of various development or redevelopment properties; and

•	an increase of approximately $900,000 attributable to the acquisition of Westbury Plaza in the fourth quarter of 2009; offset by

•	a decrease of approximately $2.2 million associated with the sale of nine of our income producing properties to the GRI Venture.
Rental property depreciation and amortization increased by $16.7 million, or 36.7%, to $62.1 million for 2009 from $45.4 million in 2008. The increase in 2009 was primarily related to the following activity:
•	an increase of approximately $17.7 million related to the DIM properties; and

•	an increase of $1.7 million related to the completion of various development or redevelopment projects and the purchase of Westbury Plaza; offset by

•	a decrease of approximately $1.6 million attributable to the sale of nine of our income producing properties to the joint venture with GRI which were partially included in the 2008 results; and

•	a decrease of approximately $1.0 million related to accelerated depreciation which was recognized in 2008 due to tenant vacancies; there was no comparable accelerated depreciation expense in 2009.
General and administrative expenses increased by $6.9 million, or 21.5%, to $38.8 million for 2009 from $32.0 million in 2008. The increase is mainly attributable to:
•	an increase of $3.4 million associated with severance and severance related costs associated with the termination of employment of two senior executives initiated as part of our management streamlining and cost management program during the first quarter of 2009;

•	an increase of $3.2 million in administrative costs associated with DIM’s ongoing operations that were incurred by DIM’s in place management company, which include legal, accounting services and other costs, as well as approximately $800,000 in transaction related costs attributable to potential equity transactions that DIM considered in 2009, none of which costs were included in 2008 general and administrative expenses; and

•	an increase of approximately $1.3 million in compensation and employment-related expenses related to our leasing efforts and increased compensation expenses related to an increased headcount in our asset management and acquisitions departments; offset by

•	a net decrease of $800,000 incurred by our corporate office related to lower training and consulting services including lower legal and advisory fees; and

•	a decrease of approximately $340,000 in pre-development costs that were expensed in 2008 related to non-viable projects.
Investment income decreased by $66,000, or 0.6%, to $10.2 million for 2009 as compared to 2008. The slight decrease is mainly attributable to:
•	a decrease of approximately $5.9 million related to dividend income paid by DIM in 2008, which was not paid in 2009; and

•	a decrease of approximately $1.4 million of interest income in 2009 following the sale of maturity of short-term debt investments in 2008 and early 2009; offset by

•	an increase of $6.3 million related to the sale of our investment in equity securities of another publicly traded REIT; and

•	an increase of approximately $900,000 in dividends received on various equity investments held during 2009.
We recorded a loss in unconsolidated joint ventures of $88,000 for 2009 based on our pro rata share of our joint ventures’ operating losses as compared to approximately $108,000 of income in 2008. The decrease was attributable to higher losses for one of our joint ventures for the year ended 2009 as compared to 2008.
Other income increased by $536,000, or 55.4%, to $1.5 million in 2009 from $1.0 million in 2008. The increase is attributable to a $1.1 million casualty settlement recognized in 2009 related to property damage, while the 2008 other income consisted of approximately $593,000 related to the execution of an easement agreement in settlement of a condemnation proceeding at one of our properties.
Interest expense increased by $12.6 million, or 20.7%, to $73.5 million in 2009 as compared to $60.9 million for 2008. The increase is primarily attributable to the following:
•	an increase of approximately $18.5 million related to the consolidation of DIM’s mortgage interest expense;

•	an increase of $1.5 million associated with lower capitalized interest due to fewer projects being under construction in 2009 as compared to 2008; and

•	an increase of approximately $1.1 million attributable to higher average balances outstanding on our lines of credit; offset by

•	a decrease of approximately $8.4 million of interest expense as a result of a lower average principal amount of unsecured senior notes outstanding in 2009.
Amortization of deferred financing fees decreased by approximately $109,000 to approximately $1.5 million in 2009 compared to $1.6 million in 2008. The decrease was primarily due to a decline in the amount of senior notes repurchased in 2009 compared to 2008.
The gain on acquisition of controlling interest in subsidiary of approximately $27.5 million was generated from our acquisition of a controlling interest in DIM. The total gain consists of approximately $39.6 million, representing the net value of DIM assets acquired in excess of our cost basis, less approximately $12.1 million of revaluation loss of our previously recorded cost of investments in DIM.
There was no gain on sale of real estate in 2009 as compared to a gain of $21.5 million in 2008. The gain in 2008 was primarily attributable to the sale of nine properties to a joint venture, which is not included in discontinued operations due to our continuing involvement with that venture.
During 2009, we repurchased and canceled approximately $44.2 million principal amount of our senior unsecured notes and recognized a net gain on early extinguishment of debt of approximately $12.4 million. In 2008, we repurchased and canceled approximately $88.0 million principal amount of our senior unsecured notes and recognized a net gain on early extinguishment of debt of approximately $6.5 million.
Impairment loss for 2009 was $368,000 as compared to $37.5 million for 2008. The 2009 impairment loss consisted of goodwill associated with several of our income producing properties and the 2008 impairment consisted of $32.8 million of impairment loss related to our DIM investment, $3.7 million of impairment loss associated with two redevelopment projects that were terminated, $532,000 of impairment loss related to goodwill associated with several of our income producing properties and a $380,000 impairment loss related to our preferred stock investment in another REIT.
Our benefit for income taxes was $5.0 million for 2009, compared to a provision for income taxes of $1.0 million in 2008. The 2009 benefit was attributable to a tax benefit associated with DIM of $3.5 million and $1.6 million associated with the reversal of a valuation allowance no longer required for deferred tax assets of our TRS. The 2009 valuation allowance adjustment was based on management’s updated analysis and assessment of the recoverability of deferred tax assets considering prudent and feasible tax planning strategies that could be implemented. The provision for income tax in 2008 of $1.6 million was related to the establishment of the valuation allowance noted above.

For 2009, our discontinued operations resulted in a net gain of $8.1 million compared to a net gain of $1.0 million in 2008. In 2009, we sold ten outparcels and one operating property for a net gain of $7.1 million and generated $1.0 million in net operating income related to discontinued operations. During 2008, we had a net loss of $557,000 and generated $1.6 million in net operating income related to discontinued operations.
As a result of the foregoing, net income increased by $46.4 million, or 132.4%, to $81.4 million for 2009 from $35.0 million in 2008.
Liquidity and Capital Resources
Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our stockholders in the form of dividends. Our status as a REIT requires that we distribute 90% of our REIT taxable income (including net capital gain) each year, as defined in the Code.
Short-term liquidity requirements
Our short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring company expenditures, such as general and administrative expenses, non-recurring company expenditures (such as tenant improvements and redevelopments) and dividends to common stockholders. We have satisfied these requirements through cash generated from operations and from financing and investing activities.
As of December 31, 2010, we had approximately $38.3 million of cash and cash equivalents available. At that date, we had two revolving credit facilities providing for borrowings of up to $415.0 million of which $336.1 million were available to be drawn, subject to certain covenants in these facilities which limit borrowings. During 2010, we increased the total unsecured commitment from $227.0 million to $400.0 million with a syndicate of banks. Six new financial institutions provided commitments under the expanded facility with no modification to the terms and covenants, and several of the incumbent banks added to their previous commitments.
During 2011, we have approximately $66.5 million in debt maturities in addition to normal recurring principal payments. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. We have approximately $72.0 million in proposed property acquisitions that we expect to close in the first quarter of 2011. As of December 31, 2010, these potential acquisitions were past the due diligence period under the applicable purchase and sale agreements and as such, deposits of $10.0 million became non-refundable, except as otherwise provided in the contracts. We expect to assume mortgages in the amount of $11.6 million with respect to these properties and fund the remaining purchase consideration using availability on our line of credit.
On January 4, 2011, we acquired a majority ownership interest in CapCo. Although this transaction was consummated with 4.1 million shares of our common stock and 11.4 million joint venture units, simultaneously with the closing of the transaction we funded $84.3 million in cash to repay a mortgage secured by one of its assets. Additionally, we assumed $243.4 million of mortgage debt, including our proportionate share of debt held by CapCo’s joint ventures. A complete description of the CapCo transaction is contained in “Business Combination” below.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities under our long-term debt, development and redevelopment costs and the costs related to growing our business, including acquisitions. We have funded these requirements through a combination of sources which were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions. During 2010, we raised new capital from the issuance of equity securities. Depending on our ability to identify acquisition opportunities that meet our investment objectives, we may need to raise additional capital in the form of debt and equity during 2011.
The following is a summary of our 2010 financing and investing initiatives completed during the year:
•	Equity Offering. We issued and sold approximately 14.0 million shares of our common stock in two underwritten public offerings and an aggregate of approximately 1.5 million shares of our common stock, in two concurrent private placements to affiliates of our largest stockholder, Gazit-Globe, Ltd., raising aggregate net proceeds of approximately $267.8 million;

•	Property Sales. We sold five outparcels generating net proceeds of $4.3 million and resulting in a net gain on sale of $2.5 million;

•	Property Acquisitions. We acquired $138.7 million in operating properties, which included approximately $56.7 million in secured debt (40.9% leveraged in total);

•	Joint Ventures. We acquired $86.5 million in operating properties through joint ventures; and

•	Secured/Other Financing. We repaid $61.2 million in secured mortgage debt prior to maturity and increased the commitments under our unsecured revolving credit facility from $227.0 million to $400.0 million and collectively added six new banks to the facility.
We believe that we have access to capital resources necessary to operate, expand and develop our business. As a result, we intend to operate with, and maintain, a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios.
While we believe that cash generated from operations, borrowings under our unsecured revolving credit facilities and our access to other, longer term capital sources will be sufficient to meet our short-term and long-term liquidity requirements, there are risks inherent in our business, including those risks described in Item 1A — “Risk Factors,” that may have a material adverse effect on our cash flow, and, therefore, on our ability to meet these requirements.
Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	For the year ended December 31,
			Increase
	2010	2009	(Decrease)
	(in thousands)
Net cash provided by operating activities	$71,562	$96,294	$(24,732)
Net cash used in investing activities	(189,243)	(8,287)	$(180,956)
Net cash provided by (used in) financing activities	108,044	(47,249)	$155,293
Cash and cash equivalents, end of year	38,333	47,970	$(9,637)

Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service, and quarterly dividends. Net cash provided by operating activities totaled approximately $71.6 million for 2010 compared to approximately $96.3 million in 2009. The decrease of $24.7 million is attributable to cash decreases related to lower investment income due to interest earned on debt securities held in 2009, increased interest expense related to higher debt balances in 2010 and an increase in accounts receivable and other assets.
Net cash used in investing activities was approximately $189.2 million for 2010 compared with approximately $8.3 million in 2009. Investing activities during 2010 consisted of: acquisitions of income producing properties for $108.1 million, net of debt assumed; additions to income producing properties, land held for development, and construction in progress of $21.1 million; investments in and advances to unconsolidated joint ventures of $47.3 million; and investments in our consolidated subsidiary, DIM, of $13.4 million. Cash used by investing activities for 2009 comprised $152.0 million of cash inflows associated with the sale of investment securities and $15.9 million from the disposal of real estate properties; offset by cash used for acquisitions of income producing properties of $109.6 million, additions to income producing properties, land held for development and construction in progress of $48.6 million and the purchase of additional investment securities for $10.9 million.
Net cash provided by financing activities totaled approximately $108.0 million for 2010 compared with approximately $47.2 million net cash used in financing activities for 2009. Financing activities during 2010 consisted of the net proceeds from issuance of common stock of $267.4 million, offset by cash used to pay dividends in the amount of $83.6 million and cash used to repay mortgages in the amount of $74.8 million. Cash used in financing activities for 2009 consisted of the net proceeds from issuance of common stock of $128.2 million and proceeds from borrowings of $247.8 million, offset by cash used to pay dividends in the amount of $94.0 million and cash used to repay mortgages, our senior debt and our revolving credit facilities in the amount of $322.0 million.
Contractual Commitments. The following tables provide a summary of our fixed, non-cancelable obligations as of December 31, 2010:

Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-2 years	3-5 years	5 years
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$109,214	$13,757	$25,234	$25,825	$44,398
Balloon payments	424,446	65,579	113,663	157,874	87,330

Total mortgage obligations	533,660	79,336	138,897	183,699	131,728

Unsecured senior notes	691,136	—	10,000	462,735	218,401
Purchase contracts	72,000	72,000	—	—	—
Operating leases	7,471	499	1,458	2,046	3,468
Construction commitments	990	990	—	—	—

Total contractual obligations	$1,305,257	$152,825	$150,355	$648,480	$353,597

The following table sets forth certain information regarding future interest obligations on outstanding debt as of December 31, 2010:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Mortgage notes	$147,470	$31,791	$48,311	$42,374	$24,994
Unsecured senior notes	215,495	42,151	82,800	84,532	6,012

Total interest obligations	$362,965	$73,942	$131,111	$126,906	$31,006

Indebtedness. The following table sets forth certain information regarding our indebtedness as of December 31, 2010:

	Balance at		Maturity	Balance Due
Property	December 31, 2010	Rate (1)	date	at Maturity
	(in thousands)			(in thousands)
Mortgage debt
Forest Village	$4,065	7.270%	04/01/11	$4,044
Boca Village	7,515	7.200%	05/01/11	7,466
MacLand Pointe	5,311	7.250%	05/01/11	5,268
Pine Ridge Square	6,636	7.020%	05/01/11	6,580
Sawgrass Promenade	7,515	7.200%	05/01/11	7,465
Lake Mary Centre	22,321	7.250%	11/01/11	21,973
Lake St. Charles	3,517	7.130%	11/01/11	3,461
Belfair Towne Village	9,651	7.320%	12/01/11	9,321
Marco Town Center	7,398	6.700%	01/01/12	7,150
Riverside Square	6,710	9.188%	03/01/12	6,457
Hammocks Town Center	11,631	6.950%	06/26/12	11,302
Cashmere Corners	4,376	5.880%	11/01/12	4,084
Eastwood	5,215	5.880%	11/01/12	4,866
Meadows Shopping Center	5,479	5.870%	11/01/12	5,113
Salem Road Station	5,732	6.000%	11/11/12	5,506
Lutz Lake Crossing	7,229	6.280%	01/01/13	7,013
Pablo Plaza	7,466	5.814%	04/11/13	7,086
Westbird Plaza	8,399	5.814%	04/11/13	7,972
Brawley Commons	6,712	6.250%	07/01/13	6,485
Midpoint Center	6,008	5.770%	07/10/13	5,458
Buckhead Station	25,576	6.880%	09/01/13	23,584
Keith Bridge Commons	8,561	4.800%	10/11/13	7,984
Alafaya Village	3,834	5.990%	11/11/13	3,603
Summerlin Square	1,510	6.750%	02/01/14	—
Sunrise Town Center	10,084	5.690%	04/30/14	9,335
South Point	7,398	5.720%	07/10/14	6,509
The Vineyards at Chateau Elan	9,662	5.880%	07/11/14	8,976
Golden Park Village	7,204	5.250%	01/11/15	6,577
Grayson Village	9,635	5.210%	01/11/15	8,791
The Shops at Lake Tuscaloosa	7,010	5.450%	01/11/15	6,417
Bird Ludlum	4,893	7.680%	02/15/15	—
Treasure Coast Plaza	2,359	8.000%	04/01/15	—
Eustis Village	13,095	5.450%	05/11/15	11,997
Governors Town Square	10,216	5.200%	06/01/15	9,240
Shoppes of Silverlakes I	1,403	7.750%	7/1/2015	30
Freehome Village	9,706	5.150%	07/11/15	8,757
Loganville Town Center	9,897	4.890%	08/11/15	8,883
Country Walk Plaza	13,485	5.220%	11/01/15	12,473
Wilmington Island Shopping Center	9,384	5.050%	11/11/15	8,399
South Plaza Shopping Center	16,518	5.420%	01/11/16	14,831
Glengary Shoppes	16,573	5.750%	06/11/16	15,085
Magnolia Shoppes	14,260	6.160%	07/11/16	12,863
Grassland Crossing	4,574	7.865%	12/01/16	2,601
Dublin Village	6,705	5.780%	12/11/16	6,109
Greensboro Village Shopping Center	9,652	5.520%	02/11/17	8,525
Whitaker Square	9,646	6.320%	12/01/17	8,717
Mableton Crossing	3,335	6.850%	08/15/18	1,869
Sheridan Plaza	63,288	6.250%	10/10/18	54,754
1175 Third Avenue	7,426	7.000%	05/01/19	5,157
BridgeMill	8,111	7.940%	05/05/21	3,761
Westport Plaza	4,194	7.490%	08/11/23	1,221
Chastain Square	3,089	6.500%	02/28/24	58
Daniel Village	3,377	6.500%	02/28/24	63
Douglas Commons	4,023	6.500%	02/28/24	75

	Balance at		Maturity		Balance Due
Property	December 31, 2010	Rate (1)	date		at Maturity
	(in thousands)				(in thousands)
Fairview Oaks	3,808	6.500%	02/28/24		71
Madison Centre	3,089	6.500%	02/28/24		58
Paulding Commons	5,245	6.500%	02/28/24		97
Siegen Village	3,413	6.500%	02/28/24		63
Wesley Chapel Crossing	2,694	6.500%	02/28/24		50
Webster Plaza	7,478	8.070%	08/15/24		2,793
Copps Hill	19,364	6.060%	01/01/29		—

Total mortgage debt (61 loans outstanding)	$533,660	6.26% (2)	4.52	(3)	$424,446

(1)	The rate in effect on December 31, 2010

(2)	Weighted average interest rates are calculated based on term to maturity and include scheduled principal amortization

(3)	Weighted average maturity in years
The weighted average interest rate of the mortgage notes payable at December 31, 2010 and 2009 was 6.26% and 6.58%, respectively, excluding the effects of the premium adjustment.
Our outstanding unsecured senior notes at December 31, 2010 consisted of the following:

	Balance at		Maturity		Balance Due
Unsecured senior notes payable	December 31, 2010	Rate (1)	date		at Maturity
	(in thousands)				(in thousands)
7.84% senior notes	$10,000	7.840%	01/23/12		$10,000
6.25% senior notes	250,000	6.250%	12/15/14		250,000
5.375% senior notes	107,505	5.375%	10/15/15		107,505
6.00% senior notes	105,230	6.000%	09/15/16		105,230
6.25% senior notes	101,403	6.250%	01/15/17		101,403
6.00% senior notes	116,998	6.000%	09/15/17		116,998

Total unsecured senior notes payable	$691,136	6.06% (2)	5.21	(3)	$691,136

(1)	The rate in effect on December 31, 2010

(2)	Weighted average interest rates are calculated based on term to maturity and include scheduled principal amortization

(3)	Weighted average maturity in years
The weighted average interest rate of the unsecured senior notes at December 31, 2010 and December 31, 2009 was 6.06%, excluding the effects of the interest rate swap and net premium adjustment.
Our primary credit facility is with a syndicate of banks and provides $400.0 million of unsecured revolving credit, which we increased during 2010 from $227.0 million through the addition of six new lenders and the exercise of the facility’s accordion feature. The amended facility bears interest at our option at (i) applicable LIBOR plus 1.00% to 1.70%, depending on the credit ratings of our senior unsecured notes, or (ii) daily LIBOR plus 3.0%. The amended facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $35.0 million swing line facility for short term borrowings and a $20.0 million letter of credit commitment. The facility expires on October 17, 2011, with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, fixed charge coverage ratios, unencumbered properties, permitted investments and others. If a default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends.

We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of December 31, 2010 and December 31, 2009. This facility provides for the issuance of up to $15.0 million in outstanding letters of credit. The facility bears interest at the rate of LIBOR plus 140 basis points and expires on May 9, 2011.
As of December 31, 2010, the maximum availability under these credit facilities was approximately $336.1 million, net of outstanding letters of credit of $3.4 million and after giving effect to covenants which limit borrowings.
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
Equity. In March and December 2010, we completed underwritten public offerings of an aggregate of approximately 14.0 million shares of our common stock and concurrent private placements of an aggregate of approximately 1.5 million shares of our common stock at a price to the public and in the private placements of $18.40 and $16.90 per share, respectively. Share issued in the private placements, were purchased by MGN America, LLC and Silver Maple (2001), Inc. (“MGN”), affiliates of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The offerings generated net proceeds to us of approximately $267.8 million.
During 2010, we reduced the amount of noncontrolling interest in DIM through the acquisition of 2.6 million DIM ordinary shares through the combination of a cash tender offer and other open market and private purchases, increasing our ownership percentage to approximately 97.4% at December 31, 2010.
Capital Recycling Initiatives. As part of our strategy to upgrade and diversify our portfolio and recycle our existing capital, we evaluate opportunities to sell assets or otherwise contribute assets to existing or new joint ventures with third parties. If the market values of these assets are below their carrying values, it is possible that the disposition or contribution of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these losses could be material.
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
Distributions. We believe that we currently qualify, and intend to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT. Our cash distributions for the year ended December 31, 2010 were $83.6 million.
Off-Balance-Sheet Arrangements
Joint Ventures: We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable-interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures. As of December 31, 2010, we had four unconsolidated joint ventures and two passive joint venture ownership interests.
We have a 10% ownership interest in our GRI-EQY I, LLC joint venture. As of December 31, 2010, the joint venture had consolidated equity of $99.1 million. The joint venture has total debt obligations, which other than customary carve-outs are non-recourse to us, of approximately $131.5 million with maturity dates ranging from 2012 through 2020. Net income for the year ended December 31, 2010 was $1.4 million. Our investment in the joint venture as of December 31, 2010 is $7.0 million.

We have a 20% ownership interest in our G&I VI South Florida Portfolio LLC joint venture with DRA Advisors, LLC. As of December 31, 2010, the joint venture had consolidated equity of $15.5 million. The joint venture has total debt obligations which other than customary carve-outs are non-recourse to us, of approximately $37.3 million with a maturity of 2014. Net loss for the year ended December 31, 2010 was $1.3 million. Our investment in the joint venture as of December 31, 2010 is $3.1 million.
During December 2010, we acquired ownership interests in two properties located in California through partnerships (the “Equity One/Vestar JVs”) with Vestar Development Company (“Vestar”). In both of these joint ventures, we hold a 95% interest and they are consolidated. Each Equity One/Vestar JV holds a 50.5% ownership interest in each of the California properties through two separate joint ventures with Rockwood Capital (the “Rockwood JVs”). The Equity One/Vestar JVs’ ownership interests in the properties are accounted for under the equity method. Included in our investment are two bridge loans with an aggregate balance of $35.0 million, secured by the properties, made by the Equity One/Vestar JVs to the Rockwood JVs as short-term financing until longer-term mortgage financing can be obtained. If the Rockwood JVs are unable to obtain mortgage financing, the Equity One/Vestar JVs may be contractually required to convert all or a portion of the bridge loans to equity or purchase some or all of Rockwood’s remaining ownership interest.
The Rockwood JVs are considered variable interest entities (VIEs) for which the Equity One/Vestar JVs, which we control, are not the primary beneficiary. The Rockwood JVs were primarily established to own and operate real estate and were deemed VIEs because the initial equity investment at risk may not be sufficient to permit the entity to finance its activities without additional financial support. Additional equity may be required from the partners if the ventures are unable to refinance with longer-term mortgage debt in excess of the $35.0 million bridge loan. We determined that the Equity One/Vestar JVs are not the primary beneficiary of these VIEs based on shared control of the VIEs and the lack of controlling financial interest. Our aggregate investment in these VIEs was approximately $47.0 million as of December 31, 2010. Our maximum exposure to loss as a result of our involvement with these VIEs is estimated to be $58.8 million, which primarily represents our current investment and estimated future funding commitments and buyout provisions. We have not provided financial support to this VIE, other than as contractually required, and all future funding will be provided in the form of capital contributions by Rockwood and the Equity One/Vestar JVs in accordance with the respective ownership percentages.
We also made $2.1 million of passive investments through joint ventures with Madison Capital in two properties located in New York City. We do not manage or lease the properties and have virtually no influence on operating and financing policies of the partnership. Accordingly, we account for these passive investments under the cost method of accounting.
Reconsideration events could cause us to consolidate these joint ventures and partnerships in the future. We evaluate reconsideration events as we become aware of them. Some triggers to be considered are additional contributions required by each partner and each partners’ ability to make those contributions. Under certain of these circumstances, we may purchase our partner’s interest. Our unconsolidated real estate joint ventures are with entities which appear sufficiently stable to meet their capital requirements; however, if market conditions worsen and our partners are unable to meet their commitments, there is a possibility we may have to consolidate these entities. If we were to consolidate all of our unconsolidated real estate joint ventures, we would still be in compliance with our debt covenants, and we believe there would not be a material change in our credit ratings.
Contingencies
Letters of Credit: As of December 31, 2010, we have pledged letters of credit for $3.8 million as additional security for certain property and other matters. Substantially all of our letters of credit are issued under our revolving credit facilities.
Construction Commitments: As of December 31, 2010, we have entered into construction commitments and have outstanding obligations to fund $990,000 to complete, based on our current plans and estimates. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and available cash.
Operating Lease Obligations: We are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $7.5 million.
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
Non-Refundable Deposits: As of December 31, 2010, we have entered into contracts to purchase $72.0 million in commercial real estate. These contracts have past the due diligence period and the $10.0 million in deposits are non-refundable, except as otherwise provided in those contracts.
Other than our joint ventures and obligations described above, our business combination described below, and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements or contingencies as of December 31, 2010 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, capital expenditures or capital resources.
Business Combination
On January 4, 2011, we acquired a majority ownership interest in CapCo, through a joint venture with LIH. CapCo, which was previously wholly-owned by LIH, owns a portfolio of 13 properties in California totaling 2.6 million square feet, including Serramonte Shopping Center in Daly City, Plaza Escuela in Walnut Creek, The Willows Shopping Center in Concord, 222 Sutter Street in San Francisco, and The Marketplace Shopping Center in Davis. LIH is a subsidiary of Capital Shopping

Centres Group PLC, a public limited company organized under the laws of England and Wales (to which together with LIH, we refer to CSC). We had previously reported that CapCo owned 15 properties; however, two properties were sold prior to closing.
At the closing of the transaction, LIH contributed all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for approximately 11.4 million joint venture units, representing an approximate 22% interest in the joint venture, and we contributed a shared appreciation promissory note to the joint venture in the amount of $600 million in exchange for an approximate 78% interest in the joint venture. In addition, at the closing, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67 million in exchange for 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A Common Stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, entitles LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture units held by LIH from time to time.
The joint venture units received by LIH are redeemable for cash or, at our option, our common stock on a one-for-one basis, subject to certain adjustments. The joint venture assumed approximately $243.4 million of mortgage debt, including its proportionate share of debt held by CapCo’s joint ventures. Simultaneously with the closing of the transaction, we funded $84.3 million in cash to repay a mortgage secured by the Serramonte Shopping Center.
In connection with the CapCo transaction, we also executed an Equityholders Agreement, among us, CSC, LIH, Gazit-Globe Ltd. (“Gazit”), MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. Pursuant to the Equityholders Agreement, we increased the size of our board of directors by one seat, effective January 4, 2011, and appointed a designee of CSC to the board. Subject to its continuing to hold a minimum number of shares of our common stock (on a fully diluted basis), CSC will subsequently have the right to nominate one candidate for election to our board of directors at each annual meeting of our stockholders at which directors are elected.
Also in connection with the CapCo transaction, we amended our charter to (i) reclassify and designate one authorized but unissued share of our common stock as one share of a newly-established class of our capital stock, denominated as class A common stock, (ii) add foreign ownership limits and (iii) modify the existing ownership limits for individuals (as defined in the Internal Revenue Code of 1986, as amended, or the Code). The foreign ownership limits that were added to our charter provide that, subject to certain exceptions, a foreign person may not acquire, beneficially or constructively, any shares of our capital stock, if immediately following the acquisition of such shares, the fair market value of the shares of our capital stock owned, directly and indirectly, by all foreign persons (other than LIH and its affiliates) would comprise 29% or more of the fair market value of the issued and outstanding shares of our capital stock.
The ownership limits for individuals in our charter were amended to provide that, subject to exceptions, no person (as such term is defined in our charter), other than an individual (who will be subject to the more restrictive limits discussed below), may own, or be deemed to own, directly and by virtue of certain constructive ownership provisions of the Code, more than 9.9% in value of the outstanding shares of our capital stock in the aggregate or more than 9.9%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, and no individual may own, or be deemed to own, directly and by virtue of certain constructive ownership provisions of the Code, more than 5.0% in value of the outstanding shares of our capital stock in the aggregate or more than 5.0%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock.
Under our charter, the board of directors may increase the ownership limits. In addition, our board of directors, in its sole discretion, may exempt a person from the ownership limits and may establish a new limit applicable to that person if that person submits to the board of directors certain representations and undertakings, including representations that demonstrate, to the reasonable satisfaction of the board, that such ownership would not jeopardize our status as a REIT under the Code.
Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning facilities or gas stations at our shopping centers is the principal environmental concern. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in our portfolio will require or are currently undergoing varying levels of environmental remediation. We have environmental insurance policies covering most of our properties. We currently have one significant environmental remediation liability on our balance sheet related to our Westbury land acquisition. The capitalized cost associated with this acquisition comprised the purchase price plus a preliminary estimate of the cost of environmental remediation for the site of $5.9 million, which was based on a range provided by third party environmental consultants. This range varied from $5.9 million to $8.4 million on an undiscounted basis, with no amount being more likely than any other at the time the study was performed. As of December 31, 2010, we have paid approximately $102,000 related to the environmental remediation for the site. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.
Inflation and Economic Condition Considerations
Most of our leases contain provisions designed to partially mitigate any adverse impact of inflation. Although inflation has been low in recent periods and has had a minimal impact on the performance of our shopping centers, there is more recent data suggesting that inflation may be a greater concern in the future given economic conditions and governmental fiscal policy. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. A small number of our leases also include clauses enabling us to receive percentage rents based on a tenant’s gross sales above predetermined levels, which sales generally increase as prices rise, or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices.

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
The fair value of our fixed-rate debt is approximately $1.3 billion as of December 31, 2010, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $52.3 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $55.3 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.2 billion, the balance as of December 31, 2010.
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
As of December 31, 2010, we had not entered into any hedging activity.
Other Market Risks
As of December 31, 2010, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).
In making this determination and for purposes of the Securities and Exchange Commission’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2010 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2010, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page 66.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2010, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
The report of our management regarding internal control over financial reporting is set forth on page 63 of this Annual Report on Form 10-K under the caption “Management Report on Internal Control over Financial Reporting” and incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth in page 63 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
Equity Compensation Plan Information
The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2010:

(C)
Number of
securities
	(A)		remaining available
	Number of		for future issuance
	securities to be	(B)	under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(A))
Equity compensation plans approved by security holders	2,981,248	$20.24	1,207,797
Equity compensation plans not approved by security holders (1)	364,660	$24.70	—
Total	3,345,908	$20.73	1,207,797

(1)	Represents options to purchase 364,660 shares of common stock issued to Jeffrey S. Olson our Chief Executive Officer, in connection with his initial employment.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following consolidated financial information is included as a separate section of this Form 10-K:
     (b) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.

EXHIBIT NO.	DESCRIPTION

3.1	Composite Charter of the Company (Exhibit 3.1)

3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2) (2)

4.1	Indenture, dated November 9, 1995, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4(c)) (3)

4.2	Supplemental Indenture No. 3, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (6)

4.3	Supplemental Indenture No. 4, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (7)

4.4	Supplemental Indenture No. 5, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (8)

4.5	Supplemental Indenture No. 6, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (9)

4.6	Supplemental Indenture No. 7, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (10)

4.7	Indenture, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (6)

4.8	Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (6)

EXHIBIT NO.	DESCRIPTION
4.9	Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (7)

4.10	Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (8)

4.11	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (9)

4.12	Supplemental Indenture No. 6, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (10)

4.13	Supplemental Indenture No. 7, dated September 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (12)

4.14	Supplemental Indenture No. 8, dated December 30, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.17) (13)

4.15	Supplemental Indenture No. 9, dated March 10, 2006, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (14)

4.16	Supplemental Indenture No. 10, dated August 18, 2006, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (15)

4.17	Supplemental Indenture No. 11, dated April 18, 2007, between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (27)

4.18	Supplemental Indenture No. 12, dated December 9, 2009, between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (39)

10.1	Form of Indemnification Agreement (Exhibit 10.1) (11)

10.2	1995 Stock Option Plan, as amended (Appendix A) (17)*

10.3	Amended and Restated 2000 Executive Incentive Plan (Annex A) (32)*

10.4	Form of Stock Option Agreement for stock options awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.3) (19)*

10.5	Form of Restricted Stock Agreement for restricted stock awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.4) (19)*

10.6	IRT 1989 Stock Option Plan, assumed by the Company (20)*

10.7	IRT 1998 Long-Term Incentive Plan, assumed by the Company (Appendix A) (21)*

10.8	2004 Employee Stock Purchase Plan (Annex B) (18)*

10.9	Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy, Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No. 3) (22)

10.10	Stock Exchange Agreement dated May 18, 2001 among the Company, First Capital Realty Inc. and First Capital America Holding Corp. (23)

10.11	Use Agreement, regarding use of facilities, by and between Gazit (1995), Inc. and the Company, dated January 1, 1996 (Exhibit 10.15, Amendment No. 1) (22)

10.12	Subscription Agreement, dated October 4, 2000, made by Alony Hetz Properties & Investments, Ltd. (Exhibit 10.13) (24)

10.13	Stockholders Agreement, dated October 4, 2000, among the Company, Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.14) (24)

10.14	First Amendment to Stockholders Agreement, dated December 19, 2001, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.15) (24)

10.15	Second Amendment to Stockholders Agreement, dated October 28, 2002, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (25)

10.16	Third Amendment to Stockholders Agreement, dated May 23, 2003, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.1) (9)

10.17	Chairman Compensation Agreement effective as of January 1, 2007 between the Company and Chaim Katzman (Exhibit 10.1) (26)*

10.18	First Amended and Restated Employment Agreement effective as of September 15, 2006 between the Company and Jeffrey S. Olson (Exhibit 10.2) (26)*

10.19	Employment Agreement, effective as of March 14, 2008 between the Company and Thomas Caputo (Exhibit 10.1) (33)*

EXHIBIT NO.	DESCRIPTION
10.20	Fourth Amendment to Stockholders Agreement, dated June 23, 2004, among the Company, Alony-Hetz Properties & Investments, Ltd., Gazit-Globe, Ltd., MGN (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.21) (40)

10.21	Registration Rights Agreement, dated October 28, 2002, between the Company and certain Purchasers (Exhibit 99.3) (28)

10.22	Second Amended and Restated Credit Agreement, dated as of October 17, 2008, among the Company, each of the financial institutions initially a signatory thereto, SunTrust Bank, as Syndication Agent, Bank of America, N.A. and PNC Bank National Association, as Co-Documentation Agents, and Wells Fargo Bank, National Association as contractual representative of the Lenders to the extent and manner provided in Article XII and as Sole Lead Arranger (Exhibit 10.1) (29)

10.23	Clarification Agreement and Protocol, dated as of January 1, 2004, among the Company and Gazit-Globe (1982), Ltd. (Exhibit 10.2) (30)

10.24	Equity One, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit 10.1) (31)*

10.25	Employment Agreement effective as of January 2, 2007 between the Company and Arthur L. Gallagher (Exhibit 10.1) (34)*

10.26	Registration Rights Agreement made as of September 23, 2008 by and among the Company and MGN America LLC (Exhibit 10.2) (35)

10.27	Common Stock Purchase Agreement made as of September 23, 2008 by and between the Company and MGN America, LLC (Exhibit 10.14) (35)

10.28	Senior Officers Voluntary Salary Reduction Letter effective as of February 6, 2009 (Exhibit 10.1) (36)*

10.29	Common Stock Purchase Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.1) (37)

10.30	Registration Rights Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.2) (37)

10.31	Amended and restated employment contract between Mark Langer and the Company dated April 24, 2009 (Exhibit 10.1) (38)*

10.32	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (41)

10.33	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and Silver Maple (2001), Inc. (Exhibit 10.2) (41)

10.34	Registration Rights Agreement, dated as of March 9, 2010, by and among the Company, MGN America, LLC and Silver Maple (2001), Inc. (Exhibit 10.3) (41)

10.35	Contribution Agreement, dated May 23, 2010, by and among the Company, Liberty International Holdings Limited and Capital Shopping Centres plc (Exhibit 10.1) (42)

10.36	Equityholders Agreement, dated May 23, 2010, by and among the Company, Capital Shopping Centres Group PLC, Liberty International Holdings Limited, Gazit-Globe Ltd., MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. (Exhibit 10.1) (42)

10.37	Amendment to Contribution Agreement, dated November 8, 2010, by and among the Company, Liberty International Holdings Limited and Capital Shopping Centres plc (Exhibit 10.1) (43)

10.38	Employment Agreement, dated as of August 9, 2010 and effective as of January 1, 2011, by and between the Company and Jeffrey S. Olson (Exhibit 10.1) (44)*

10.39	First Amendment to Amended and Restated Employment Agreement and Restricted Stock Agreement, dated as of August 9, 2010, by and between the Company and Jeffrey S. Olson (Exhibit 10.2) (44)*

10.40	Chairman Compensation Agreement, dated as of August 9, 2010 and, except as otherwise specifically provided therein, effective as of January 1, 2011, by and between the Company and Chaim Katzman (Exhibit 10.3) (44)*

10.41	First Amendment to Chairman Compensation Agreement and Restricted Stock Agreement, dated as of August 9, 2010, by and between the Company and Chaim Katzman (Exhibit 10.4) (44)*

10.42	Restricted Stock Agreement, effective as of August 9, 2010, by and between the Company and Chaim Katzman (Exhibit 10.5) (44)*

10.43	Common Stock Purchase Agreement, dated as of December 8, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (45)

10.44	Registration Rights Agreement, dated as of December 8, 2010, by and among the Company and MGN America, LLC (Exhibit 10.2) (45)

10.45	Limited Liability Company Agreement of EQY-CSC LLC, dated as of January 4, 2011 (Exhibit 10.1) (46)

EXHIBIT NO.	DESCRIPTION
10.46	Registration and Liquidity Rights Agreement by and between Equity One, Inc., and Liberty International Holdings Limited, dated as of January 4, 2011 (Exhibit 10.2) (46)

10.47	Shared Appreciation Promissory Note, dated as of January 4, 2011 (Exhibit 10.3) (46)

10.48	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between Equity One, Inc. and Thomas A. Caputo (Exhibit 10.1) (47)

10.49	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between Equity One, Inc. and Arthur L. Gallagher (Exhibit 10.2) (47)

10.50	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between Equity One, Inc. and Mark Langer (Exhibit 10.3) (47)

12.1	Ratios of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies employee agreements, management contracts, compensatory plans or other arrangements.

(1)	Intentionally Omitted.

(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein.

(3)	Previously filed by IRT Property Company as an exhibit to IRT’s Annual Report on Form 10-K filed on February 16, 1996, and incorporated by reference herein.

(4)	Intentionally Omitted.

(5)	Intentionally Omitted.

(6)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.

(7)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.

(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.

(9)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated by reference herein.

(10)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2005, and incorporated by reference herein.

(11)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 16, 2005, and incorporated by reference herein.

(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 20, 2005, and incorporated by reference herein.

(13)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 3, 2006, and incorporated by reference herein.

(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2006, and incorporated by reference herein.

(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2006, and incorporated by reference herein.

(16)	Intentionally Omitted.

(17)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 30, 1999, and incorporated by reference herein.

(18)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 21, 2004, and incorporated by reference herein.

(19)	Previously filed with our Current Report on Form 8-K filed on February 18, 2005, and incorporated by reference herein.

(20)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 22, 1989, and incorporated by reference herein.

(21)	Previously filed by IRT Property Company with IRT’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 18, 1998, and incorporated by reference herein.

(22)	Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated by reference herein.

(23)	Previously filed as Appendix A to our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001 and incorporated by reference herein.

(24)	Previously filed with our Annual Report Form 10-K/A filed on March 18, 2002, and incorporated by reference herein.

(25)	Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 13, 2002, and incorporated by reference herein.

(26)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated by reference herein.

(27)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 20, 2007, and incorporated by reference herein.

(28)	Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.

(29)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2008, and incorporated by reference herein.

(30)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2004, and incorporated by reference herein.

(31)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 7, 2005, and incorporated by reference herein.

(32)	Previously filed as Annex A to our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 4, 2007 and incorporated by reference herein.

(33)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 18, 2008, and incorporated by reference herein.

(34)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 5, 2008, and incorporated by reference herein.

(35)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 29, 2008, and incorporated by reference herein.

(36)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2009, and incorporated by reference herein.

(37)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 14, 2009, and incorporated by reference herein.

(38)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 11, 2009, and incorporated by reference herein.

(39)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2009, and incorporated by reference herein.

(40)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on February 25, 2008, and incorporated by reference herein.

(41)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 15, 2010, and incorporated by reference herein.

(42)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2010, and incorporated by reference herein.

(43)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 8, 2010, and incorporated by reference herein.

(44)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 12, 2010, and incorporated by reference herein.

(45)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 14, 2010, and incorporated by reference herein.

(46)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 7, 2011, and incorporated by reference herein.

(47)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2011, and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 10, 2011

EQUITY ONE, INC.
By:	/s/ Jeffrey S. Olson
Jeffrey S. Olson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey S. Olson	Chief Executive Officer and Director	March 10, 2011
Jeffrey S. Olson	(Principal Executive Officer)

/s/ Mark Langer	Executive Vice President and	March 10, 2011
Mark Langer	Chief Financial Officer (Principal Financial Officer)

/s/ Angela F. Valdes	Vice President and Chief	March 10, 2011
Angela F. Valdes	Accounting Officer (Principal Accounting Officer)

/s/ Chaim Katzman	Chairman of the Board	March 10, 2011
Chaim Katzman

/s/ Noam Ben-Ozer	Director	March 10, 2011
Noam Ben-Ozer

/s/James S Cassel	Director	March 10, 2011
James S. Cassel

/s/ Cynthia Cohen	Director	March 10, 2011
Cynthia Cohen

/s/ David Fischel	Director	March 10, 2011
David Fischel

/s/ Neil Flanzraich	Director	March 10, 2011
Neil Flanzraich

/s/ Nathan Hetz	Director	March 10, 2011
Nathan Hetz

/s/ Peter Linneman	Director	March 10, 2011
Peter Linneman

/s/ Dori J. Segal	Director	March 10, 2011
Dori J. Segal

EQUITY ONE, INC. AND SUBSIDIARIES

Management Report on Internal Control Over Financial Reporting
The management of Equity One, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting, which requires the use of certain estimates and judgments, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.
Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting as of December 31, 2010. This report appears on the following page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Equity One, Inc.
We have audited Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity One, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Equity One, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Equity One, Inc. and subsidiaries and our report dated March 10, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
March 10, 2011
Boca Raton, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Equity One, Inc.
We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity One, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
March 10, 2011
Boca Raton, Florida

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009
(In thousands, except per share amounts)

	December 31,	December 31,
	2010	2009
ASSETS
Properties:
Income producing	$2,643,871	$2,433,431
Less: accumulated depreciation	(288,613)	(240,172)

Income producing properties, net	2,355,258	2,193,259

Construction in progress and land held for development	74,870	68,866

Properties, net	2,430,128	2,262,125

Cash and cash equivalents	38,333	47,970
Accounts and other receivables, net	15,181	9,806
Investment in and advances to unconsolidated joint ventures	59,736	11,524
Securities	—	820
Goodwill	10,790	11,477
Other assets	127,696	108,598

TOTAL ASSETS	$2,681,864	$2,452,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$533,660	$551,647
Unsecured senior notes payable	691,136	691,136

	1,224,796	1,242,783
Unamortized discount on notes payable, net	(21,923)	(25,892)

Total notes payable	1,202,873	1,216,891

Other liabilities:
Accounts payable and accrued expenses	32,885	33,251
Tenant security deposits	8,907	9,180
Deferred tax liabilities, net	46,523	50,059
Other liabilities	96,971	54,237

Total liabilities	1,388,159	1,363,618
Redeemable noncontrolling interests	3,864	989

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value — 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value — 150,000 shares authorized, 102,327 and 86,131 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,023	861
Additional paid-in capital	1,391,762	1,110,427
Distributions in excess of earnings	(105,309)	(46,810)
Contingent consideration	—	323
Accumulated other comprehensive loss	(1,569)	(266)

Total stockholders’ equity of Equity One, Inc	1,285,907	1,064,535

Noncontrolling interests	3,934	23,178

Total stockholders’ equity	1,289,841	1,087,713

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,681,864	$2,452,320

See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except per share amounts)

	2010	2009	2008
REVENUE:
Minimum rent	$221,632	$209,857	$181,798
Expense recoveries	60,350	57,961	51,753
Percentage rent	1,685	1,679	1,901
Management and leasing services	1,557	1,675	1,789

Total revenue	285,224	271,172	237,241
COSTS AND EXPENSES:
Property operating	78,852	78,070	64,190
Rental property depreciation and amortization	67,339	62,122	45,429
General and administrative	42,041	38,835	31,957

Total costs and expenses	188,232	179,027	141,576

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	96,992	92,145	95,665

OTHER INCOME AND EXPENSE:
Investment income	937	10,154	10,220
Equity in (loss) income in unconsolidated joint ventures	(116)	(88)	108
Other income	648	1,503	967
Interest expense	(77,922)	(73,450)	(60,851)
Amortization of deferred financing fees	(1,924)	(1,520)	(1,629)
Gain on acquisition of controlling interest in subsidiary	—	27,501	—
Gain on sale of real estate	254	—	21,542
Gain on extinguishment of debt	63	12,345	6,473
Impairment loss	(687)	(368)	(37,497)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	18,245	68,222	34,998
Income tax benefit (provision) of taxable REIT subsidiaries	3,765	5,017	(1,015)

INCOME FROM CONTINUING OPERATIONS	22,010	73,239	33,983

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	152	1,009	1,582
Gain (loss) on disposal of income producing properties	2,257	7,127	(557)

INCOME FROM DISCONTINUED OPERATIONS	2,409	8,136	1,025

NET INCOME	24,419	81,375	35,008

Net loss attributable to noncontrolling interests	693	2,442	—

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$25,112	$83,817	$35,008

EARNINGS PER COMMON SHARE — BASIC:
Continuing operations	$0.24	$0.90	$0.45
Discontinued operations	0.03	0.10	0.01

	$0.27	$1.00	$0.46

Number of Shares Used in Computing Basic Earnings per Share	91,536	83,290	74,075

EARNINGS PER COMMON SHARE — DILUTED:
Continuing operations	$0.24	$0.89	$0.45
Discontinued operations	0.03	0.10	0.01

	$0.27	$0.98	$0.46

Number of Shares Used in Computing Diluted Earnings per Share	91,710	83,857	74,098

Note: Diluted EPS for the year ended December 31, 2009 does not foot due to the rounding of the individual calculations.
See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
NET INCOME	$24,419	$81,375	$35,008
OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized holding gain (loss) on securities available for sale	14	10,918	(36,562)
Reclassification adjustment for other-than-temporary impairment loss on securities available for sale	—	—	23,174
Net reclassification adjustment for (gain) loss on the sale of securities included in net income	(359)	10,711	15
Net realized loss on interest rate contracts included in net income	—	184	102
Net amortization of interest rate contracts included in net income	63	82	72
Net unrealized loss on interest rate swap	(1,021)	—	—

Other comprehensive (loss) income adjustment	(1,303)	21,895	(13,199)

COMPREHENSIVE INCOME	23,116	103,270	21,809

Comprehensive loss attributable to noncontrolling interest	693	2,442	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$23,809	$105,712	$21,809

See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

						Accumulated
			Additional	Distributions		Other	Total Stockholders’		Total
	Common Stock		Paid-In	in Excess of	Contingent	Comprehensive	Equity of Equity	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Consideration	Loss	One, Inc.	Interests	Equity
BALANCE, JANUARY 1, 2008	73,300	$733	$906,174	$17,987	$—	$(8,962)	$915,932	$—	$915,932
Issuance of common stock	2,898	29	57,073	—	—	—	57,102	—	57,102
Stock issuance cost	—	—	(2,161)	—	—	—	(2,161)	—	(2,161)
Share-based compensation expense	—	—	6,428	—	—	—	6,428	—	6,428
Net income	—	—	—	35,008	—	—	35,008	—	35,008
Dividends paid on common stock	—	—	—	(89,612)	—	—	(89,612)	—	(89,612)
Other comprehensive income adjustment	—	—	—	—	—	(13,199)	(13,199)	—	(13,199)

BALANCE, DECEMBER 31, 2008	76,198	762	967,514	(36,617)	—	(22,161)	909,498	—	909,498
Issuance of common stock	10,394	104	144,670	—	—	—	144,774	—	144,774
Stock issuance cost	—	—	(4,266)	—	—	—	(4,266)	—	(4,266)
Share-based compensation expense	—	—	7,911	—	—	—	7,911	—	7,911
Common stock repurchases	(461)	(5)	(5,418)	—	—	—	(5,423)	—	(5,423)
Net income	—	—	—	83,817	—	—	83,817	(2,442)	81,375
Dividends paid on common stock	—	—	—	(94,010)	—	—	(94,010)	—	(94,010)
Acquisition of DIM, Vastgoed N.V.	—	—	—	—	323	—	323	25,796	26,119
Purchase of subsidiary shares from noncontrolling interest	—	—	16	—	—	—	16	(176)	(160)
Other comprehensive income adjustment	—	—	—	—	—	21,895	21,895	—	21,895

BALANCE, DECEMBER 31, 2009	86,131	861	1,110,427	(46,810)	323	(266)	1,064,535	23,178	1,087,713
Issuance of common stock	15,659	157	270,541	—	—	—	270,698	—	270,698
Stock issuance cost	—	—	(3,319)	—	—	—	(3,319)	—	(3,319)
Share-based compensation expense	—	—	6,551	—	—	—	6,551	—	6,551
Net income	—	—	—	25,112	—	—	25,112	(693)	24,419
Dividends paid on common stock	—	—	—	(83,611)	—	—	(83,611)	—	(83,611)
Acquisition of joint ventures	—	—	—	—	—	—	—	2,352	2,352
Purchase of subsidiary shares from noncontrolling interest	537	5	7,562	—	(323)	—	7,244	(20,903)	(13,659)
Other comprehensive income adjustment	—	—	—	—	—	(1,303)	(1,303)	—	(1,303)

BALANCE, DECEMBER 31, 2010	102,327	$1,023	$1,391,762	$(105,309)	$—	$(1,569)	$1,285,907	$3,934	$1,289,841

See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$24,419	$81,375	$35,008
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions and disposals:
Straight line rent adjustment	(2,233)	(1,383)	(829)
Accretion of below market lease intangibles	(7,487)	(6,775)	(3,708)
Equity in loss (income) in unconsolidated joint ventures	116	88	(108)
Amortization of premium on investments held for sale	—	(257)	(413)
Gain on acquisition of DIM Vastgoed	—	(27,501)	—
Income tax (benefit) provision of taxable REIT subsidiaries	(3,765)	(5,017)	1,045
Provision for losses on accounts receivable	2,429	4,624	2,214
Amortization (accretion) of discount (premium) on notes payable, net	2,817	2,224	(1,900)
Amortization of deferred financing fees	1,924	1,503	1,629
Depreciation and amortization	69,077	63,845	46,406
Share-based compensation expense	6,551	7,911	6,428
Operating distributions from joint venture	—	265	169
(Gain) loss on sale of securities	(366)	(6,362)	—
Amortization of derivatives	63	137	(29)
Gain on disposal of income producing properties	(2,511)	(7,126)	(20,985)
Impairment loss	687	368	37,543
Gain on extinguishment of debt	(63)	(12,345)	(6,473)
Changes in assets and liabilities:
Accounts and other receivables	(7,497)	(1,375)	(264)
Other assets	(7,903)	(1,162)	1,395
Accounts payable and accrued expenses	(6,522)	4,250	(7,128)
Tenant security deposits	(273)	(653)	(777)
Other liabilities	2,099	(340)	(2,704)

Net cash provided by operating activities	71,562	96,294	86,519

INVESTING ACTIVITIES:
Acquisition of income producing properties	(108,096)	(109,582)	—
Additions to income producing properties	(9,857)	(9,872)	(9,714)
Additions to construction in progress	(9,914)	(11,809)	(30,447)
Additions to and purchases of land held for development	(1,337)	(26,920)	(87)
Proceeds from disposal of real estate and rental properties	4,317	15,870	191,905
Change in cash held in escrow	—	—	54,460
Increase in deferred leasing costs and lease intangibles	(4,761)	(6,030)	(5,936)
Advances to joint ventures	(33,417)	164	(265)
Investment in consolidated subsidiary	(13,437)	(956)	—
Investment in joint ventures	(13,927)	(400)	(17,178)
Additions to notes receivable	—	—	(3)
Distributions of capital from joint ventures	345	107	2,966
Proceeds from repayment of notes receivable	—	—	22
Proceeds from sale of securities	841	152,008	250
Purchase of securities	—	(10,867)	(134,667)

Net cash (used in) provided by investing activities	(189,243)	(8,287)	51,306

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(74,757)	(81,737)	(78,316)
Net repayments under revolving credit facilities	—	(36,770)	(1,500)
Borrowing under mortgage notes	—	—	65,000
Proceeds from senior debt borrowings	—	247,838	—
Repayment of senior debt borrowings	—	(203,482)	(81,518)
Proceeds from issuance of common stock	270,698	132,488	57,102
Repurchase of common stock	—	(5,423)	—
Payment of deferred financing costs	(967)	(1,887)	(2,778)
Stock issuance cost	(3,319)	(4,266)	(2,161)
Dividends paid to stockholders	(83,611)	(94,010)	(89,612)

Net cash provided by (used in) financing activities	108,044	(47,249)	(133,783)

Net (decrease) increase in cash and cash equivalents	(9,637)	40,758	4,042
Cash and cash equivalents obtained through acquisition	—	1,857	—
Cash and cash equivalents at beginning of the year	47,970	5,355	1,313

Cash and cash equivalents at end of the year	$38,333	$47,970	$5,355

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $2.2 million, $1.4 million and $2.9 million in 2010, 2009 and 2008, respectively)	$75,747	$71,202	$65,413

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain (loss) on securities	$14	$11,030	$(36,562)

The Company acquired upon acquisition of certain rental properties:
Income producing properties	$193,661	$102,266
Intangible and other assets	24,998	20,033
Intangible and other liabilities	(50,946)	(12,717)
Assumption of mortgage notes payable	(56,742)	—
Noncontrolling interest in Canyon Trials Towne Center	(2,875)	—

Cash paid for rental properties	108,096	109,582

The Company issued senior unsecured notes:
Face value of notes	$—	$250,000
Discount	—	(2,160)

Cash received	—	247,840

Net cash paid for the acquisition of DIM is as follows:	—	—
Income producing properties	$—	$387,325
Intangible and other assets	—	47,126
Intangible and other liabilities	—	(90,481)
Assumption of mortgage notes payable	—	(230,969)

Net noncash assets acquired	—	113,001

Previous equity interest	—	(36,124)
Issuance Equity One common stock (866,373 shares)	—	(12,234)
Contingent consideration	—	(323)
Noncontrolling interest in DIM	—	(25,795)
Gain on acquisition of DIM Vastgoed	—	(39,560)
Cash acquired	—	1,857

Net cash paid for acquisitions	$—	$822

(Concluded)
See accompanying notes to consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
1. Organization and Basis of Presentation
Organization
We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers. We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995.
As of December 31, 2010, our consolidated property portfolio comprised 189 properties consisting of approximately 19.9 million square feet of gross leasable area, or GLA, including 174 shopping centers, four development or redevelopment properties, six non-retail properties and five land parcels. As of December 31, 2010, our core portfolio was 90.3% leased and included national, regional and local tenants.
Our core portfolio includes 21 shopping centers owned through our subsidiary DIM Vastgoed, N.V., (“DIM”), a Dutch company in which we acquired a controlling interest in the first quarter of 2009. Currently, we own approximately 97.4% of DIM and we have initiated statutory squeeze-out proceedings under Dutch law with respect to the minority shares not owned by us. The results of DIM’s operations have been consolidated in our financial statements since January 14, 2009, the acquisition date of our controlling interest.
In addition, as of December 31, 2010, we had interests in another 18 properties through joint ventures, including 15 neighborhood shopping centers, two retail properties in New York City and one office building. In some cases, we manage and lease these properties, and in other cases our involvement varies from indirect management and oversight to more passive investments.
Finally, on January 4, 2011, we closed on the acquisition of C&C (US) No. 1, Inc., which we refer to as CapCo, through a joint venture with Liberty International Holdings Limited, or LIH. At the time of acquisition, CapCo owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet. A more complete description of this acquisition is provided in Note 25 below.
Basis of Presentation
The consolidated financial statements include the accounts of Equity One, Inc. and our wholly-owned subsidiaries, DIM, and those other entities where we have a controlling financial interest. Equity One, Inc. and our subsidiaries, are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.
On January 1, 2009, we adopted the provisions required by the Consolidations Topic of the FASB ASC. The provisions were applied prospectively, except for the provisions related to the presentation and disclosure of noncontrolling interests, which were applied retrospectively. Redeemable noncontrolling interests are classified in the mezzanine section of the consolidated balance sheets as a result of their redemption feature.
On January 1, 2009, we adopted the two-class method (the “Two-Class Method”) requirement of the Earnings Per Share Topic of the FASB ASC. The provisions of that Topic require that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents (such as shares of restricted stock granted by us) be considered participating securities. Because the awards are participating securities, we are required to apply the Two-Class Method of computing basic and diluted earnings per share. The retrospective application of the provisions of that requirement within the Earnings Per Share Topic of the FASB ASC did not have a material impact on any prior-period earnings per share amounts presented or on the year ended December 31, 2010.
The accompanying 2008 consolidated financial statements and the 2008 financial information have been retrospectively adjusted so that the basis of presentation is consistent with that of the 2010 and 2009 financial information. This retrospective adjustment reflects (i) new provisions required under the Business Combinations Topic of the FASB ASC to improve the relevance, comparability, and transparency of the financial information by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and (ii) new provisions under the Earnings

Per Share Topic of the FASB ASC which clarify that unvested share-based payment awards that entitle their holders to receive nonforfeitable dividends, such as our restricted stock awards, are considered “participating securities.”
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
Properties
Income producing properties are stated at cost, less accumulated depreciation and amortization. Costs include those related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development. Costs related to business combinations are expensed as incurred. The distinction between an asset or business acquisition relates to the operating nature of the acquisition and the inputs and outputs associated with the property acquired. Typically, operating properties are considered business acquisitions, and raw or partially developed land is considered an asset acquisition.
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
Accounts Receivable
Accounts receivable includes amounts billed to tenants and accrued expense recoveries due from tenants. We make estimates of the uncollectability of our accounts receivable using the specific identification method related to base rents, straight-line rent balances, expense reimbursements and other revenues. We analyze accounts receivable and historical bad debt levels, tenant credit-worthiness, payment history and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. Accounts receivable are written-off when they are deemed to be uncollectible and we are no longer actively pursuing collection. Our reported net income is directly affected by management’s estimate of the collectability of accounts receivable.
Long-lived Assets
We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in business conditions, or cash flows associated with the use of the asset. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, the fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs. At December 31, 2010, we reviewed the operating properties and construction in progress for impairment on a property-by-property and project-by-project basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC, as we determined the current economic conditions to be a general indicator of impairment.
Each property was assessed individually and as a result, the assumptions used to derive future cash flows varied by property or project. These key assumptions are dependent on property-specific conditions, are inherently uncertain and consider the perspective of a third-party marketplace participant. The factors that may influence the assumptions include:
•	historical project performance, including current occupancy, projected capitalization rates and net operating income;

•	competitors’ presence and their actions;

•	property specific attributes such as location desirability, anchor tenants and demographics;

•	current local market economic and demographic conditions; and

•	future expected capital expenditures and the period of time before net operating income is stabilized.
After considering these factors, we project future cash flows for each property based on management’s intention for the respective properties (holding period) and, if appropriate, an assumed sale at the final year of the holding period (reversion value) using a projected capitalization rate. If the resulting carrying amount of the project exceeds the estimated undiscounted cash flows (including the projected reversion value) from the property, an impairment charge would be recognized to reduce the carrying value of the project to its fair value.
Properties Held for Sale
The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the consolidated balance sheet, or the presentation of results of operations and gains or losses on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that we can meet the criteria under the Property, Plant and Equipment Topic of the FASB ASC prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC. Prior to sale, we evaluate the extent of involvement with, and the significance to us of cash flows from a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but in which we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of the Property, Plant and Equipment Topic of the FASB ASC only properties sold, or to be sold, to unrelated third parties where we will have no significant continuing involvement or significant cash flows are classified as discontinued.
Construction in Progress and Land Held for Development
Properties also include construction in progress and land held for development. These properties are carried at cost and no depreciation is recorded. Properties undergoing significant renovations and improvements are considered under development. All direct and indirect costs related to development activities, except certain demolition costs, which are expensed as incurred, are capitalized into construction in progress and land held for development on our consolidated balance sheets. Costs incurred include predevelopment expenditures directly related to a specific project including development and construction costs, interest, insurance and real estate taxes. Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property. Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to the actual costs incurred. The capitalization of such expenses ceases when the property is ready for its intended use and has reached stabilization but no later than one-year from substantial completion of construction activity. If we determine that a project is no longer viable, all predevelopment project costs are immediately expensed. Similar costs related to properties not under development are expensed as incurred.
Investments in Joint Ventures
We analyze our joint ventures under the FASB ASC Topics of Consolidation and Real Estate-General in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”) in accordance with the Consolidation Topic of the FASB ASC, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most impact the entity’s economic performance include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.
We use the equity method of accounting for investments in unconsolidated joint ventures when we own more than 20% but less than 50% of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our consolidated balance sheets and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of income.
The cost method of accounting is used for unconsolidated entities in which we do not have the ability to exercise significant influence and we have virtually no influence over partnership operating and financial policies. Under the cost method, income distributions from the partnership are recognized in investment income. Distributions that exceed our share of earnings are applied to reduce the carrying value of our investment and any capital contributions will increase the carrying value of our investment. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
On a periodic basis, we evaluate our investments in unconsolidated entities for impairment in accordance with the Investments-Equity Method and Joint Ventures Topic of the FASB ASC. We assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in unconsolidated joint ventures may be impaired. An investment in a joint venture is considered impaired only if we determine that its fair value is less than the net carrying value of the investment in that joint venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include age of the venture, our intent and ability to retain our investment in the entity, financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment charge is recorded. If our analysis indicates that there is an other-than-temporary impairment related to the investment in a particular joint venture, the carrying value of the venture will be adjusted to an amount to reflect the estimated fair value of the investment.
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

Goodwill
Goodwill reflects the excess of the fair value of the acquired business over the fair value of net identifiable assets acquired in various business acquisitions. Our accounting for goodwill is in accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC.
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
We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our tenants, or materially negative changes in our relationships with significant tenants.
Deferred Costs and Intangibles
Deferred costs, intangible assets included in other assets, and intangible liabilities included in other liabilities consist of loan origination fees, leasing costs and the value of intangible assets when a property was acquired. Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan using the effective interest method. Direct salaries, third-party fees and other costs incurred by us to originate a lease are capitalized and are being amortized against the respective leases using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs and above-market rents that were recorded in connection with the acquisition of the properties. Intangible liabilities consist of below-market rents that are also recorded in connection with the acquisition of properties. Both intangible assets and liabilities are amortized and accreted using the straight-line method over the term of the related leases. When a lease is terminated early, any remaining unamortized or unaccreted balances under lease intangible assets or liabilities are charged to earnings.
Deposits
Deposits included in other assets comprise funds held by various institutions for future payments of property taxes, insurance, improvements, utility and other service deposits.
Noncontrolling Interests
Noncontrolling interests generally represent the portion of equity that we do not own in those entities that we consolidate. We account for and report our noncontrolling interests in accordance with the provisions required under the Consolidation Topic of the FASB ASC. We identify noncontrolling interests separately within the equity section of our consolidated balance sheets. Redeemable noncontrolling interests are classified as mezzanine equity, separate from permanent equity, on the consolidated balance sheets. The amounts of consolidated net earnings attributable to us and to the noncontrolling interests are presented on the consolidated statement of income.
Derivative Instruments
As of December 31, 2010, we had no outstanding hedging instruments. At times, we may use derivative instruments to manage exposure to variable interest rate risk. From time to time, we enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We generally enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes.
Business Combinations
We allocate the purchase price of acquired properties to land, building, improvements and intangible assets in accordance with the Business Combinations Topic of the FASB ASC. We allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition. There are four categories of intangible assets to be considered: (1) in-place leases; (2) above and below-market value of in-place leases; (3) lease origination costs and (4) customer relationships. The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to depreciation expense over the estimated remaining term of the respective leases. The value of above-market and below-market in-place leases is amortized to rental revenue over the estimated remaining term of the leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.
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
Revenue Recognition
Revenue includes minimum rents, expense recoveries, percentage rental payments and management and leasing services. Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered a lease incentive and is recognized over the lease term as a reduction to revenue. Factors considered during this evaluation include, among others, the type of improvements made, who holds legal title to the improvements, and other controlling rights provided by the lease agreement. Lease revenue recognition commences when the lessee is given possession of the leased space, when the asset is substantially complete in the case of leasehold improvements, and there are no contingencies offsetting the lessee’s obligation to pay rent.
Many of the lease agreements contain provisions that require the payment of additional rents based on the respective tenants’ sales volume (contingent or percentage rent) and substantially all contain provisions that require reimbursement of the tenants’ allocable real estate taxes, insurance and common area maintenance costs, or CAM. Revenue based on percentage of tenants’ sales is recognized only after the tenant exceeds its sales breakpoint. Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.
We recognize gains or losses on sales of real estate in accordance with the Property, Plant and Equipment Topic of the FASB ASC. Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing involvement with the property. The sales of income producing properties where we do not have a continuing involvement are presented in the discontinued operations section of our consolidated statements of income.
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

Share-based Payment
Share-based compensation expense charged against earnings is summarized as follows:

	2010	2009	2008
	(In thousands)
Restricted stock expense	$4,194	$5,108	$4,424
Stock option expense	2,347	2,790	1,989
Employee stock purchase plan discount	10	13	15

Total expense	6,551	7,911	6,428
Less amount capitalized	(54)	(152)	(323)

Net share-based compensation expense	$6,497	$7,759	$6,105

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
Concentration of Credit Risk
A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of December 31, 2010, Publix Super Markets is our largest tenant and accounted for approximately 2.9 million square feet, or approximately 15.1% of our gross leasable area and approximately $24.3 million, or 11.3%, of our annual minimum rent in 2010. As of December 31, 2010, we had outstanding receivables from Publix Super Markets of $2.2 million. No other tenant accounted for over 5% of our annual minimum rent.
Recent Accounting Pronouncements
On June 12, 2009, the FASB issued new provisions required by the Consolidation Topic of the FASB ASC, which removed the concept of a qualifying special-purpose entity (“SPE”) and the exception for qualifying SPEs from the consolidation guidance. Furthermore, the new provisions replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact that entity’s economic performance. We adopted these new provisions effective January 1, 2010 and reviewed all joint ventures in which we had an investment to determine if there were any accounting ramifications of our adoption of these provisions and found that they had no material effect on our consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value

Measurements” (“ASU 2010-06”), which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 concerns disclosure only and did not have an impact on our financial position or results of operations.
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (“ASU 2010-20”), which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. ASU 2010-20 will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under ASU 2010-20 as of the end of a reporting period are effective for our December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for our March 31, 2011 interim reporting period. We have incorporated the required disclosures within this Annual Report on Form 10-K where deemed applicable.
3. Properties
The following table is a summary of the composition of income producing properties in the consolidated balance sheets:

	December 31,
	2010	2009
	(thousands)
Land and land improvements	$1,100,279	$1,010,166
Building and building improvements	1,456,806	1,351,318
Tenant improvements	86,786	71,947

	2,643,871	2,433,431
Less: accumulated depreciation	(288,613)	(240,172)

Income producing property, net	$2,355,258	$2,193,259

Construction in progress
At December 31, 2010, we reviewed the construction projects in place on a project-by-project basis in accordance with the Property, Plant, and Equipment Topic of the FASB ASC. We measured the recoverability of assets by comparing the carrying amount of an asset to its estimated future undiscounted cash flows. For the purpose of this analysis, we used current development plans and management’s intention with regard to future development assumptions, including estimated cash flows required to complete construction, estimated timing to reach stabilized net operating income, hold period for the asset subsequent to reaching stabilized net operating income before sale, and the projected sale price using an assumed capitalization rate. No impairments were recognized on our projects under development in the years ended December 31, 2010 or 2009. We recognized $3.8 million of impairment losses in 2008 related to two redevelopment projects that we elected not to pursue which is included in impairment loss on the accompanying consolidated statement of income.
4. Acquisitions and Dispositions
The following table provides a summary of income producing property acquisition activity during the year ended December 31, 2010:

					Purchase	Mortgage
Date Purchased	Property Name	City	State	Square Feet	Price	Assumed
					(in thousands)
December 23, 2010	Canyon Trails Towne Center(1)	Goodyear	AZ	211,581	$29,000	$—
September 22, 2010	1175 Third Avenue	New York	NY	25,350	21,000	7,475
September 2, 2010	Country Walk Plaza	Miami	FL	100,686	27,750	13,500
August 31, 2010	Pablo Plaza	Jacksonville	FL	151,238	19,338	7,515
August 31, 2010	West Bird Plaza	Miami	FL	99,864	17,550	8,455
April 15, 2010	Veranda Shoppes	Plantation	FL	44,888	11,675	—
March 31, 2010	Copps Hill Plaza	Ridgefield	CT	184,528	33,400	19,797
March 19, 2010	Gateway Plaza at Aventura	Aventura	FL	29,800	8,000	—

Total					$167,713	$56,742

(1)	We own a 90% interest through a consolidated joint venture.
During the year ended December 31, 2010, we recognized approximately $1.4 million of acquisition-related costs in connection with these property acquisitions.
Other Acquisitions
During the year ended December 31, 2010, we acquired two outparcels for an aggregate cash purchase price of approximately $1.3 million.
Acquisition of Westbury Plaza
On October 29, 2009, we acquired Westbury Plaza, an approximately 398,600 square foot shopping center located in Westbury, New York, for approximately $103.7 million. We recognized approximately $520,000 in 2009 of acquisition-related costs associated with legal and settlement fees as well as due diligence costs.
Acquisition of Real Estate
On November 16, 2009, we acquired a 21.85-acre development site in East Garden City, NY, for consideration of $30.8 million including $388,000 of costs capitalized at closing. The capitalized costs associated with this acquisition are composed of purchase price plus a preliminary estimate of the cost of environmental remediation for the site which was based on a range provided by third party environmental consultants. This range varied from $5.9 million to $8.4 million on an undiscounted basis, with no amount being more likely than any other at the time the study was performed. The land we acquired is included in “land held” in the accompanying consolidated balance sheets as of December 31, 2010 and 2009. On December 17, 2009, the Company acquired a 22,600 square foot property in Miami, Florida for $2.0 million for the purpose of demolishing the existing structure and constructing a new tenant building.
Acquisition of a Controlling Interest in DIM Vastgoed N.V.
On January 9, 2009, we entered into the DIM exchange agreement under which we agreed to acquire up to 2,004,249 ordinary shares of DIM from another DIM shareholder. On January 14, 2009, at an initial closing pursuant to this agreement, we issued 866,373 shares of our common stock in exchange for a total of 1,237,676 DIM ordinary shares (or depositary receipts with respect thereto), representing 15.1% of DIM’s outstanding ordinary shares. In connection with this initial closing, we also obtained voting rights with respect to another 766,573 DIM ordinary shares. As a result of the initial stock exchange, subsequent purchases and the voting rights agreement, as of December 31, 2009, we owned 5,367,817 ordinary shares of DIM, representing approximately 65.3% of its total outstanding shares, and had voting control over approximately 74.7% of DIM’s outstanding ordinary shares. On February 19, 2010 we issued 536,601 shares of our common stock in exchange for the remaining 766,573 DIM ordinary shares in accordance with the DIM exchange agreement. Prior to the initial closing, we accounted for our approximately 48% interest in DIM as an available-for-sale security due to our limited influence over DIM’s operating and financial policies and our inability to participate in the affairs of DIM’s governance. Following the initial closing on January 14, 2009, we determined that we had sufficient control over DIM to consolidate its results effective as of the acquisition date in accordance with the Business Combinations Topic of the FASB ASC. The following table summarizes the fair value of the consideration paid with respect to our controlling interest in DIM as of the initial closing date of January 14, 2009:

Acquisition Date Fair Value(1)

(In thousands)
Previous equity interest	$36,945
Value of our common stock exchange (866,373 shares)	12,234
Contingent consideration	323

Total	$49,502

(1)	Excludes effect of 2010 closing.
Following the initial closing, we recognized a loss of approximately $12.1 million as a result of re-measuring to fair value our approximately 48% equity interest in DIM held at the time. The loss is included in the line item entitled “Gain on acquisition of controlling interest in subsidiary” in the statement of income for the year ended December 31, 2009. The fair value of the 866,373 shares of our common stock issued at the initial closing under the DIM exchange agreement was determined based on the closing price on the New York Stock Exchange of our common stock on the closing date of $14.12 per share.
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
In addition to the shares issued under the DIM exchange agreement, we acquired DIM shares through open market and private purchases bringing our ownership interest to approximately 97.4% at December 31, 2010.
We expensed approximately $1.1 million, $1.6 million, and $3.1 million of acquisition-related costs related to DIM during 2010, 2009 and 2008, respectively.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the initial closing. See “Business Combinations” in Note 2 for the methods used to fair value the income producing properties and the related lease intangibles:

Fair Values

(In thousands)
Income producing properties	$387,325
Cash and cash equivalents	1,857
Accounts and other receivables	1,809
Intangible assets	42,267
Other assets	3,050

Total assets acquired	$436,308

Mortgage notes payable	$230,969
Secured revolving credit facility	1,270
Accounts payable and accrued expenses	1,081
Tenant security deposits	926
Below-market leases	31,584
Deferred tax liability	53,530
Other liabilities	2,090

Total liabilities assumed	$321,450

Net assets acquired	$114,858

Noncontrolling interest in DIM at closing	$25,795

The fair values of the acquired intangible assets, all of which have definite lives and are amortized, were assigned as follows: approximately $8.2 million to leasing commissions with a remaining weighted-average useful life of approximately 9.1 years, approximately $3.0 million to above market leases with a remaining weighted-average useful life of approximately 4.9 years, approximately $30.5 million to in-place leases with a remaining weighted-average useful life of approximately 7.6 years and $600,000 to lease origination costs with a remaining weighted-average useful life of approximately 5.5 years.
The below-market lease intangible liability had a remaining weighted-average useful life of approximately 11.3 years. The gross amount due for the accounts and other receivables was approximately $2.6 million, of which $675,000 was determined to be uncollectible.
The fair value of the mortgage notes payable was determined by use of present value techniques and appropriate market interest rates on a loan by loan basis. We did not guarantee, collateralize or otherwise directly assume DIM’s debt. In valuing the mortgage notes at each property, we considered the occupancy level, market location, physical property condition, the asset class, cash flow, the loan-to-value (“LTV”) ratio and other pertinent factors. Due to the disruption in the credit markets and other adverse economic conditions at the time of the valuation, the range of possible borrowing varied from 6% to 12%.
Our approach considered market quotes for retail shopping center assets which were adjusted based on the underlying LTV ratios of the assets securing the loans. Using this approach, we valued the mortgage notes acquired using market interest rates ranging from 6% to 12% per year.
The fair value of the noncontrolling interest in DIM was measured on the basis of the closing market price of DIM ordinary shares on the initial closing date of $8.99 per share multiplied by the 2.9 million DIM ordinary shares that we did not own or over which we did not have voting control.
The amounts of revenue, expense and net loss for DIM included in our consolidated statement of income from the January 14, 2009 through December 31, 2009 period are as follows:

(In thousands)
Period from January 14, 2009
through December 31, 2009
Revenues	$40,831
Property operating expenses	10,852
Rental property depreciation and amortization expense	17,660
General and administrative expense	3,196
Investment income	6
Interest expense	19,599
Amortization of deferred financing fees	41
Other income	—
Income tax benefit	3,470

Net loss	(7,041)

Noncontrolling interest’s share	2,442

Our share of the net loss	$(4,599)

The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration deemed to have been paid. As a result, we recognized a gain of approximately $27.5 million which is included in the line item entitled “Gain on acquisition of controlling interest in subsidiary” in the consolidated statement of income for the year ended December 31, 2009. This gain was adjusted from the $26.9 million gain recognized on the acquisition date due to a change of $635,000 related to certain tax liabilities at the acquisition date. We retrospectively adjusted the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed at the acquisition date which resulted in additional gain in the amount of $635,000.
The pro forma consolidated statement of income information required by the Business Combinations Topic of the FASB ASC has not been presented because it is impracticable to prepare such information. It is impracticable to prepare the pro forma statements because DIM’s historical accounting records are maintained on the basis of International Financial Reporting Standards which differ from US GAAP in, among other respects, the treatment of tenant improvements and lease incentives, capitalization of property improvements and the recognition of straight-line rent. To properly reflect the adjustments needed to present pro forma statements, we would be required to evaluate on a lease-by-lease basis the adjustments needed to properly recognize revenues and expenses for a period of at least three years as well as to recreate historical bases of income producing properties and related lease intangibles and track their related amortization, depreciation and disposals for all periods such assets were owned. In addition to recreating these balance sheet and income statement changes, the tax effect of all changes would have to be recreated using US GAAP to tax differences previously not tracked by DIM. As a result of these factors, we believe it is impracticable to gather, analyze and compile pro forma financial information.
On October 1, 2009, we entered into a management agreement with DIM (“DIM management agreement”) whereby we serve as property manager for all of DIM’s 21 operating properties. The DIM management agreement stipulates that all property management and accounting services would be performed by us beginning January 1, 2010. Either party can terminate the agreement upon twelve months notice given the proper approvals, which for DIM consists of approval of the supervisory board. The terms of the agreement are customary for similar management agreements and represents arm’s length negotiations; however, for consolidation purposes all intercompany amounts have been eliminated.
Property Dispositions
During the year ended December 31, 2010, we sold three outparcels for net proceeds of approximately $2.7 million and recognized a net gain of $2.3 million which is included in gain on disposal of income producing properties in the accompanying consolidated statement of income. Dispositions of income producing properties yielded a gain of $7.1 million in 2009 and a loss of $557,000 in 2008. Additionally, we sold two undeveloped land parcels for net proceeds of $1.6 million and recognized a net gain of $254,000, which is included in gain on sale of real estate in the accompanying consolidated statement of income for the year ended December 31, 2010. There were no comparable land sales in 2009 or 2008.
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
5. Accounts and Other Receivables
The following table is a summary of the composition of accounts and other receivables in the consolidated balance sheets:

	December 31,
	2010	2009
	(in thousands)
Tenants	$18,038	$13,132
Other	2,008	1,126
Allowance for doubtful accounts	(4,865)	(4,452)

Total accounts and other receivables, net	$15,181	$9,806

For the years ended December 31, 2010, 2009, and 2008, we recognized bad debt expense of $2.4 million, $4.6 million and $2.2 million, respectively, which is included in property operating expenses in the accompanying consolidated statements of income.
6. Investments in Joint Ventures
In December 2010, we acquired ownership interests in three properties through joint ventures. Two of the properties are located in California and were acquired through partnerships (the “Equity One/Vestar JVs”) with Vestar Development Company (“Vestar”). In both of these joint ventures, we hold a 95% interest and they are consolidated. Each Equity One/Vestar JV holds a 50.5% ownership interest in each of the California properties through two separate joint ventures with Rockwood Capital (the “Rockwood JVs”). The Equity One/Vestar JVs’ ownership interests in the properties are accounted for under the equity method. Included in our investment are two bridge loans with an aggregate balance of $35.0 million, secured by the properties, made by the Equity One/Vestar JVs to the Rockwood JVs as short-term financing until longer-term mortgage financing can be obtained. If the Rockwood JVs are unable to obtain mortgage financing, the Equity One/Vestar JVs may be contractually required to convert all or a portion of the bridge loans to equity or purchase some or all of Rockwood’s remaining ownership interest.
The Rockwood JVs are considered variable interest entities (VIEs) for which the Equity One/Vestar JVs, which we control, are not the primary beneficiary. The Rockwood JVs were primarily established to own and operate real estate and were deemed VIEs because the initial equity investment at risk may not be sufficient to permit the entity to finance its activities without additional financial support. Additional equity may be required from the partners if the ventures are unable to refinance with longer-term mortgage debt in excess of the $35.0 million bridge loan. We determined that the Equity One/Vestar JVs are not the primary beneficiary of these VIEs based on shared control of the VIEs and the lack of controlling financial interest.
Our aggregate investment in these VIEs was approximately $47.0 million as of December 31, 2010, which is included in investments in and advances to joint ventures in the accompanying consolidated balance sheets. Our maximum exposure to loss as a result of our involvement with these VIEs is estimated to be $58.8 million, which primarily represents our current investment and estimated future funding commitments and buyout provisions. We have not provided financial support to these VIEs, other than as contractually required, and all future funding will be provided in the form of capital contributions by Rockwood and the Equity One/Vestar JVs in accordance with the respective ownership percentages.
We acquired a 90% interest in a property in Arizona through another joint venture with Vestar (the “Vestar Arizona JV”), which we consolidate.
During 2010, we also made $2.1 million of passive investments through joint ventures with Madison Capital in two properties located in New York City. We do not manage or lease the properties and have virtually no influence on the partnership operating and financing policies. As such, we account for these investments under the cost method of accounting.
As of December 31, 2010, our investment in unconsolidated joint ventures, which is presented net of a deferred gain of approximately $2.9 million associated with the disposition of assets to our GRI-EQY I, LLC venture, was composed of the following:

				Investment Balance
				December 31, 2010	December 31, 2009
Joint Venture	Number of Properties	Location	Ownership	(In thousands)
GRI-EQY I, LLC	10	GA, SC, FL	10.0%	$7,046	$8,271
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,109	2,947
Madison 2260, Realty, LLC (1)	1	NY	8.6%	1,066	—
Madison 1235, Realty, LLC (1)	1	NY	20.1%	1,000	—
Talega Village Center JV, LLC (1) (2)	1	CA	50.5%	3,916	—
Vernola Marketplace JV, LLC (1) (2)	1	CA	50.5%	8,127	—

Total				24,264	11,218

Advances to unconsolidated joint ventures (3)				35,472	306

Investments in and advances to unconsolidated joint ventures				$59,736	$11,524

(1)	Ownership interest was acquired in 2010.

(2)	Our effective interest in the Talega and Vernola JV’s is 48%, respectively, when considering the 5% noncontrolling interest held by Vestar.

(3)	Included in this amount in 2010 is the $35.0 million bridge loan to the Rockwood JVs.
Equity in losses from joint ventures totaled approximately $116,000 and $88,000 for the years ended December 31, 2010 and 2009, respectively. We recorded $108,000 of equity in earnings in the year ended December 31, 2008. Fees paid to us associated with these joint ventures totaled approximately $1.3 million, $1.3 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
7. Securities
Our investments in securities are classified as available-for-sale and recorded at fair value based on current market prices. Temporary changes in the fair value of the equity and debt investments are included in our consolidated balance sheets under accumulated other comprehensive income. If a decline in fair value is determined to be other than temporary, then an impairment charge is recognized in earnings. We evaluate our investments in available-for-sale securities for other-than-

temporary declines each reporting period in accordance with applicable accounting standards. All gains and losses on the sale of our securities are measured through specific identification.
During the year ended December 31, 2010, we sold 34,200 shares of another publicly traded REIT, which we held as an investment. We recognized a gain, net of transaction costs, of approximately $367,000, which is included in investment income in the accompanying consolidated statement of income for the year ended December 31, 2010.
During the year ended December 31, 2009, we sold approximately 1.8 million shares of another publicly traded REIT, which we held as an investment. We recognized a gain, net of transaction costs, of approximately $6.3 million, which is included in investment income in the accompanying consolidated statement of income for the year ended December 31, 2009.
During the year ended December 31, 2008, we recorded an impairment loss of $32.8 million related to our investment in DIM and another $380,000 impairment loss related to a preferred stock investment in another REIT.
The following table reflects the realized and unrealized gains and losses and fair value of our investments that are not deemed other-than-temporarily impaired:

	December 31, 2010			December 31, 2009
	(In thousands)			(In thousands)
	Fair	Realized	Unrealized Gain	Fair	Realized	Unrealized Gain
Investment	Value	Gain (Loss)	(Loss)	Value	Gain (Loss)	(Loss)
Equity securities	$—	$367	$—	$820	$—	$345
8. Goodwill
The provisions of the Intangibles-Goodwill and Other Topic of the FASB ASC require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment and require reporting units to be identified for the purpose of assessing potential future impairments of goodwill. The carrying value of goodwill and indefinite-lived intangibles is considered impaired when their fair value, as established by appraisal or based on discounted future cash flows of certain related properties, is less than their carrying value. During the fourth quarter of 2010, we performed our annual review of goodwill for impairment. The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of each reporting unit’s (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized to reduce the carrying value of the goodwill. In the years ended December 31, 2010, 2009 and 2008, we recorded goodwill impairment losses of $687,000, $368,000 and $532,000, respectively, which are included in impairment loss in the accompanying statements of income.
The following table provides a summary of goodwill activity during the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(In thousands)
Balance at January 1	$11,477	$11,845
Impairment	(687)	(368)

Balance at December 31	$10,790	$11,477

9. Other Assets
The following is a summary of the composition of other assets in the consolidated balance sheets:

	December 31,
	2010	2009
	(In thousands)
Lease intangible assets, net	$60,603	$53,526
Leasing commissions, net	23,124	19,619
Deposits and escrow impounds	17,964	10,642
Straight-line rent receivable, net	17,186	15,034
Deferred financing fees, net	5,998	6,963
Prepaid and other assets	1,413	1,125
Furniture and equipment, net	1,408	1,689

Total other assets	$127,696	$108,598

The following is a summary of the composition of our intangible assets and accumulated amortization in the consolidated balance sheets:

	December 31,
	2010	2009
	(In thousands)
Lease intangible assets:
Above-market leases	$11,016	$6,566
In-place lease interests	76,669	63,527
Lease origination costs	4,217	4,122
Lease incentives	1,602	963

Total intangibles	93,504	75,178

Accumulated amortization:
Above-market leases	$4,016	$2,911
In-place lease interests	25,858	16,246
Lease origination costs	2,728	2,407
Lease incentives	299	88

Total accumulated amortization	32,901	21,652

Lease intangible assets, net	$60,603	$53,526

The amortization for the next five years for the recorded intangible assets is approximately $12.2 million, $10.0 million, $8.8 million, $6.6 million and $4.9 million, respectively.

10. Borrowings
Mortgage Notes Payable
The following table is a summary of our mortgage notes payable balances in the consolidated balance sheets:

	December 31,
	2010	2009
	(In thousands)
Mortgage Notes Payable

Fixed rate mortgage loans	$533,660	$551,647
Unamortized discount, net	(19,168)	(22,754)

Total	$514,492	$528,893

Weighted-average interest rate of fixed rate mortgage notes	6.26%	6.58%
Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain mortgage loans with an aggregate principal balance of $241.7 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents we will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our revolving lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition or cash flows.
During the years ended December 31, 2010, and December 31, 2009, we prepaid, without penalty, $61.2 million and $14.4 million in mortgage loans with a weighted-average interest rate of 8.34% and 8.01%, respectively.
We assumed mortgages with an aggregate principal balance of approximately $56.7 million in connection with our acquisition activity during 2010. These mortgages mature on various dates through January 1, 2029 with interest payments having a weighted-average interest rate of 5.91%.
At December 31, 2009, our consolidated fixed rate mortgage debt includes 20 mortgage loans related to DIM with a face value of approximately $205.3 million. In accordance with the Business Combinations Topic of the FASB ASC, we were required to record these mortgages at fair value at the date of acquisition using a current market interest rate for the acquired debt. Based on market conditions at the time of the acquisition, we determined the fair market value of these mortgages to be approximately $231.3 million as compared to a face value of approximately $262.5 million at the acquisition date, resulting in a fair market value adjustment of approximately $31.2 million that is being amortized to interest expense over the remaining lives of the mortgages. As of December 31, 2010, the weighted-average life to maturity on all of the loans acquired was 4.35 years.
On October 1, 2009, we repaid two of DIM’s mortgage loans. The aggregate principle balance of these loans at maturity was approximately $52.0 million, which was funded by a combination of borrowings under our line of credit and available cash. In exchange for the repayment of these loans, DIM executed two mortgage notes payable to us, one in the approximate principal amount of $39.4 million and the other in the approximate principal amount of $11.9 million, both of which mature on March 31, 2011. All intercompany debt, interest or other transactions between DIM and Equity One are eliminated in consolidation.

Unsecured Senior Notes
Our outstanding unsecured senior notes in the consolidated balance sheets consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Unsecured Senior Notes Payable
7.84% Senior Notes, due 1/23/12	$10,000	$10,000
6.25% senior notes, due 12/15/14	250,000	250,000
5.375% Senior Notes, due 10/15/15	107,505	107,505
6.0% Senior Notes, due 9/15/16	105,230	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.0% Senior Notes, due 9/15/17	116,998	116,998

Total Unsecured Senior Notes	691,136	691,136
Unamortized discount, net	(2,755)	(3,138)

Total	$688,381	$687,998

Weighted-average interest rate, net of discount adjustment	6.06%	6.06%
The indentures under which our unsecured senior notes were issued have several covenants which limit our ability to incur debt, require us to maintain an unencumbered assets ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with, any other entity. These notes have been guaranteed by many of our subsidiaries.
Unsecured Revolving Credit Facilities
Our primary credit facility is with a syndicate of banks and provides $400.0 million of unsecured revolving credit, which we increased during 2010 from $227.0 million through the addition of six new lenders and the exercise of the facility’s accordion feature. The amended facility bears interest at our option at (i) applicable LIBOR plus 1.00% to 1.70%, depending on the credit ratings of our senior unsecured notes, or (ii) daily LIBOR plus 3.0%. The amended facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $35.0 million swing line facility for short term borrowings and a $20.0 million letter of credit commitment. The facility expires on October 17, 2011, with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, fixed charge coverage ratios, unencumbered properties, permitted investments and others. If a default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends.
We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of December 31, 2010 and December 31, 2009. This facility provides for the issuance of up to $15.0 million in outstanding letters of credit. The facility bears interest at the rate of LIBOR plus 140 basis points and expires on May 9, 2011.
As of December 31, 2010, the maximum availability under these credit facilities was approximately $336.1 million, net of outstanding letters of credit and subject to the covenants in the loan agreements.
Principal maturities of the notes payable are as follows:

Year Ending December 31,	Amount
(In thousands)
2011	$79,336
2012	67,431
2013	81,466
2014	285,852
2015	197,352
Thereafter	513,359

Total	$1,224,796

Interest costs incurred, excluding amortization and accretion of discount and premium, were $77.3 million, $72.7 million and $65.7 million in the years ended December 31, 2010, 2009 and 2008, respectively, of which $2.2 million, $1.4 million and $2.9 million, respectively, were capitalized.
11. Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code (“Code”), commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distribution to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We have distributed sufficient taxable income for the years ended December 31, 2010, 2009 and 2008; therefore, no federal income or excise taxes were incurred. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries (“TRSs”). Accordingly, the only provision for federal income taxes in our consolidated financial statements relates to our consolidated TRSs.
Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit after 2006.
The following table reconciles GAAP net income to taxable income:

	Years Ended December 31,
	2010	2009	2008
	(Estimated)	(Actual)	(Actual)
	(In thousands)
GAAP net income attributable to Equity One	$25,112	$83,817	$35,008
Net (income) loss attributable to taxable REIT subsidiaries (1)	7,842	(20,160)	28,820

GAAP net income from REIT operations	32,954	63,657	63,828

Book/tax difference for depreciation	3,236	2,913	3,178
Book/tax difference on sale of property	(1,418)	(4,402)	(9,687)
Book/tax difference on exercise of stock options and restricted shares	3,724	2,017	1,550
Book/tax difference for interest expense	(180)	985	(560)
Deferred/prepaid/above and below-market rents, net	(1,217)	(1,970)	(2,424)
GAAP impairment loss	687	369	2,367
Subpart F income from foreign taxable REIT subsidiary	—	—	5,488
Deferred gain on extinguishment of debt	—	(4,872)	—
Book/tax difference for amortization	842	(7,474)	—
Book/tax difference for acquisition costs	6,817	—	—
Other book/tax differences, net	(1,904)	(3,176)	595

Adjusted taxable income subject to 90% dividend requirements	$43,541	$48,047	$64,335

(1)	2009 includes gain on acquisition of controlling interest in subsidiary of $27.5 million, related to the consolidation of DIM and 2008 includes an impairment loss on available-for-sale securities of $32.8 million.
The following summarizes the tax status of dividends paid:

	Years Ended December 31,
	2010	2009	2008
Dividend paid per share	$0.88	$1.12	$1.20
Ordinary income	50.74%	47.92%	56.50%
Return of capital	47.08%	48.68%	28.51%
Capital gains	2.18%	3.40%	14.99%
Taxable REIT Subsidiaries (“TRS”)
The Company is subject to federal, state and local income taxes on the income from its TRS activities, which includes IRT Capital Corporation II (“IRT”), Southeast US Holdings, BV (“Southeast”) and DIM Vastgoed N.V. (“DIM”). IRT and Southeast are wholly-owned subsidiaries. At December 31, 2010, Southeast owned an economic interest in DIM of 97.4%. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no income taxes in the Netherlands.
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
Our taxable income for book purposes and provision for income taxes relating to our TRS and taxable entities which have been consolidated for accounting reporting purposes are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
U.S. income (loss) before income taxes	$(9,265)	$(8,327)	$(503)
Foreign income (loss) before income taxes	(2,342)	23,470	(27,302)

Total income (loss) before income taxes	(11,607)	15,143	(27,805)
Less benefit (provision ) for income taxes:
Current federal and state	430	90	(125)
Deferred federal and state	3,335	4,927	(890)

Total tax benefit (provision)	$3,765	$5,017	$(1,015)

Net income (loss) from taxable REIT subsidiaries	$(7,842)	$20,160	$(28,820)

The income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Federal (provision) benefit at statutory tax rate (35%/34%)	$4,040	$(5,043)	$9,454
State taxes, net of federal benefit	406	392	19
Participation exemption	—	—	(8,072)
Gain on acquisition of DIM	—	7,013	—
Foreign tax rate differential	(48)	2,224	(1,092)
Other	(622)	(721)	(65)
Valuation allowance (increase) decrease	(11)	1,152	(1,259)

Total tax benefit (provision)	$3,765	$5,017	$(1,015)

Our deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Disallowed interest	$3,567	$3,040
Net operating loss	8,471	6,331
Other	443	605
Valuation allowance	(195)	(183)

Total deferred tax assets	12,286	9,793

Deferred tax liabilities:
Other real estate investments	(48,871)	(48,663)
Mortgage revaluation	(9,327)	(10,795)
Other	(611)	(394)

Total deferred tax liabilities	(58,809)	(59,852)

Net deferred tax liability	$(46,523)	$(50,059)

The tax deduction for interest paid by the TRS to the REIT is subject to certain limitations pursuant to U.S. federal tax law. Such interest may only be deducted in any tax year in which the TRS’ income exceeds certain thresholds. Such disallowed interest may be carried forward and utilized in future years, subject to the same limitation. At December 31, 2010, IRT had approximately $9.4 million of disallowed interest carry forwards, with a tax value of $3.5 million. This carry forward does not expire. Southeast had a net operating loss carry forward of $763,000 at December 31, 2010. This carry forward begins to expire in 2016. A valuation allowance of $195,000 is provided for this asset. At December 31, 2010, DIM had federal and state net operating loss carry forwards of $20.9 million and $22.7 million, respectively. These carry forwards begin to expire in 2027.
In prior years, valuations of the operating assets held by the TRS indicated that the ultimate disposition of these assets would generate sufficient taxable income to fully utilize this deduction. At December 31, 2008, due to the economic downturn, we had determined that it is more likely than not that IRT would not have sufficient income in the future in order to fully utilize the interest expense that had been disallowed and, accordingly, had recorded a valuation allowance of $1.2 million. However, at December 31, 2009, we re-evaluated our position and determined that, with the implementation of various tax planning strategies, a valuation allowance would not be required. As a result, we reversed the valuation allowance during the year ended December 31, 2009.
12. Other Liabilities
The following is a summary of the composition of other liabilities in the consolidated balance sheets:

	December 31,
	2010	2009
	(in thousands)
Lease intangible liabilities, net	$90,428	$49,922
Prepaid rent	6,436	4,282
Other	107	33

Total other liabilities	$96,971	$54,237

At December 31, 2010 and 2009, the gross carrying amount of our intangible liabilities is $117.6 million and $68.6 million, respectively, and the accumulated amortization was $27.2 million and $18.6 million, respectively. Our intangible liabilities are solely composed of below-market rent adjustments. The accretion for the next five years for the recorded intangible liabilities is approximately $9.5 million, $8.7 million, $8.1 million, $7.3 million and $6.8 million, respectively.
13. Noncontrolling Interest
We are involved in the following investment activities in which we have a controlling interest:
On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of ours, formed a limited partnership as a general partner. Walden Woods Village, an income producing shopping center, was contributed by its owners (the “Noncontrolling Partners”), and we contributed 93,656 shares of our common stock to the limited partnership at an agreed-upon price of $10.30 per share. Under the terms of the agreement, the Noncontrolling Partners do not share in any earnings of the partnership, except to the extent of dividends received by the partnership for the shares originally contributed by us. Based on the per-share price and the net value of property contributed by the Noncontrolling Partners, the limited partners received 93,656 partnership units. We have entered into a redemption agreement with the Noncontrolling Partners whereby the Noncontrolling Partners can request that we purchase their partnership units at a price of $10.30 per unit at any time before January 1, 2014. In accordance with the Distinguishing Liabilities subtopic from the Equity Topic of the FASB ASC, the value of the redeemable noncontrolling interest of $989,000 is presented in the mezzanine section of our consolidated balance sheet, separate from permanent equity, until the earlier of January 1, 2014 or upon election by the Noncontrolling Partners to redeem their partnership units. We have also entered into a conversion agreement with the Noncontrolling Partners pursuant to which, following notice, the Noncontrolling Partners can convert their partnership units into our common stock. The Noncontrolling Partners have not exercised their redemption or conversion rights, and their noncontrolling interest remains valued at $989,000.
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
On January 14, 2009, we acquired a controlling interest in DIM which required us to consolidate DIM’s results as of the acquisition date. Upon consolidation, we recorded $25.8 million of noncontrolling interest which represented the fair value of the portion of DIM’s equity that we did not own upon acquisition. Subsequent changes to the noncontrolling interest in stockholders’ equity result from the allocation of losses, and additional shares purchased subsequent to January 14, 2009. During 2010, we reduced the amount of noncontrolling interest in DIM through the acquisition of 2.6 million DIM ordinary shares through the combination of a cash tender offer and other open market and private purchases, increasing our ownership percentage to approximately 97.4% at December 31, 2010.
The following table shows the effects on our equity resulting from the changes in our ownership interest in DIM. Note that DIM was accounted for as an available for sale security in 2008 and, as such, no comparable 2008 data is presented.

	Year Ended December 31,
	2010	2009
	(In thousands)
Net income attributable to Equity One, Inc.	$25,112	$83,817

Increase in our paid-in-capital for purchases of DIM ordinary shares totaling 2,637,488 and 5,367,817 for the years ended December 31, 2010 and 2009, respectively	7,562	16

Net transfers from noncontrolling interest	7,562	16

Change from net income attributable to Equity One, Inc. and transfers from noncontrolling interest	$32,674	$83,833

In December 2010, we acquired controlling interests in three joint ventures with Vestar which required us to consolidate their results as of the acquisition date. Upon consolidation, we recorded $5.2 million of noncontrolling interest which represented the fair value of the portion of the joint venture equity that we did not own upon acquisition. For the Equity One/Vestar JVs, $2.4 million of noncontrolling interest is recorded in permanent equity in our consolidated balance sheet at December 31, 2010. The Vestar Arizona JV contains certain provisions which may require us to redeem the noncontrolling interest at fair market value at Vestar’s option. Due to the redemption feature, we have recorded the $2.9 million of noncontrolling interest associated with this venture in the mezzanine section of our consolidated balance sheet at December 31, 2010, which approximates redemption value.
14. Stockholders’ Equity and Earnings Per Share
During each quarter of 2010, our Board of Directors declared cash dividends of $0.22 per share on our common stock. These dividends were paid in March, June, September and December 2010.
In March and December 2010, we completed underwritten public offerings of an aggregate of approximately 14.0 million shares of our common stock and concurrent private placements of an aggregate of approximately 1.5 million shares of our common stock at a price to the public and in the private placements of $18.40 and $16.90 per share, respectively. Shares issued in the private placements were purchased by MGN America, LLC and Silver Maple (2001), Inc., affiliates of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The offerings generated net proceeds to us of approximately $267.8 million.
On May 5, 2010, we filed an amendment to our charter to increase our authorized common stock from 100,000,000 to 150,000,000 shares. No change was made to our authorized preferred stock of 10,000,000 shares.
On January 9, 2009, we entered into the DIM exchange agreement under which we agreed to acquire up to 2,004,249 ordinary shares of DIM from another DIM shareholder. On January 14, 2009, at an initial closing pursuant to this agreement, we issued 866,373 shares of our common stock in exchange for a total of 1,237,676 DIM ordinary shares (or depositary receipts with respect thereto), representing 15.1% of DIM’s outstanding ordinary shares. In connection with this initial closing, we also obtained voting rights with respect to another 766,573 DIM ordinary shares. On February 19, 2010, we issued 536,601 shares of our common stock in exchange for the remaining 766,573 DIM ordinary shares in accordance with the DIM exchange agreement.

In April 2009, we sold an aggregate of approximately 9.1 million shares of our common stock in a public offering and a concurrent private placement. The shares were sold to the public and in the private placement at $14.30 per share. The private placement was effected under a common stock purchase agreement with an affiliate of our largest stockholder, Gazit-Globe, Ltd. Under the purchase agreement, Gazit’s affiliate purchased approximately 2.4 million shares of our common stock. In connection with the purchase agreement, we also executed a registration rights agreement granting the buyer customary demand and “piggy-back” registration rights. The offerings resulted in net cash proceeds to us of approximately $126.2 million.
During the year ended December 31, 2009, we repurchased and retired 461,969 shares of our common stock at an average price of $11.75.
At the closing of the CapCo acquisition on January 4, 2011, LIH contributed all of the outstanding shares of CapCo’s common stock to a joint venture between us and LIH in exchange for 11,357,837 joint venture units, or Class A LLC Shares, and we contributed a shared appreciation promissory note to the joint venture in the amount of $600 million in exchange for 25,543,212 Class A LLC Shares and 15,023,893.20 joint venture units designed as Class B LLC Shares, which represent all of the outstanding Class B LLC Shares. The Class A LLC Shares are redeemable by the joint venture upon LIH’s option until the tenth anniversary of the closing of the CapCo transaction for cash or, at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments.
In connection with the CapCo acquisition on January 4, 2011, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A Common Stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, entitles LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture units held by LIH from time to time.
Earnings per Share
During 2010, we issued 536,601 shares of our common stock in exchange for DIM stock under the DIM exchange agreement. We were required to adjust our basic income used in our basic earnings per share (“EPS”) calculations for the incremental gain or (loss) attributable to our increased ownership, as well our weighted-average shares to include the additional share issuance to the extent that the adjustment was not anti-dilutive.
The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic EPS:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Income from continuing operations	$22,010	$73,239	$33,983
Net loss attributable to noncontrolling interests	693	2,442	—

Income from continuing operations attributable to Equity One, Inc.	22,703	75,681	33,983
Allocation of continuing income to restricted share awards	(280)	(540)	(575)

Income from continuing operations attributable to common stockholders	22,423	75,141	33,408
Income from discontinued operations attributable to common stockholders	2,409	8,136	1,025
Allocation of discontinued income to restricted share awards	(9)	(47)	(7)

Income from discontinued operations attributable to common stockholders	2,400	8,089	1,018

Net income available to common stockholders	$24,823	$83,230	$34,426

Weighted Average Shares Outstanding — Basic	91,536	83,290	74,075

Basic earnings per share attributable to the common stockholders:
Basic earnings per share from continuing operations	$0.24	$0.90	$0.45
Basic earnings per share from discontinued operations	0.03	0.10	0.01

Earnings per common share — Basic	$0.27	$1.00	$0.46

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Income from continuing operations	$22,010	$73,239	$33,983
Net loss attributable to noncontrolling interests	693	2,442	—

Income from continuing operations attributable to Equity One, Inc.	22,703	75,681	33,983
Allocation of continuing income to restricted share awards	(280)	(540)	(575)
Allocation of earnings associated with DIM contingent shares	(91)	(634)	—

Income from continuing operations attributable to common stockholders	22,332	74,507	33,408
Income from discontinued operations attributable to common stockholders	2,409	8,136	1,025
Allocation of discontinued income to restricted share awards	(9)	(47)	(7)

Income from discontinued operations attributable to common stockholders	2,400	8,089	1,018

Net income available to common stockholders	$24,732	$82,596	$34,426

Weighted Average Shares Outstanding — Basic:	91,536	83,290	74,075
Stock options using the treasury method	102	51	23
Contingent shares to be issued for DIM stock	72	516	—

Weighted Average Shares Outstanding — Diluted	91,710	83,857	74,098

Diluted earnings per share attributable to common stockholders:
Diluted earnings per share from continuing operations	$0.24	$0.89	$0.45
Diluted earnings per share from discontinued operations	0.03	0.10	0.01

Earnings per common share — Diluted	$0.27	$0.98	$0.46

Note: Diluted EPS for the year ended December 31, 2009 does not foot due to the rounding of the individual calculations.
Options to purchase 1.9 million, 1.5 million, and 0.9 million shares of common stock at prices ranging from $17.79 to $26.66, $16.61 to $28.05 and $23.03 to $28.05, per share were outstanding at December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because the option price was greater than the average market price of our common shares.
15. Share-Based Compensation and Other Benefit Plans
On June 23, 2000, following shareholder approval, we adopted the Equity One 2000 Executive Incentive Compensation Plan (the “2000 Plan”). The 2000 Plan provides for grants of stock options, stock appreciation rights, restricted stock, and deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The persons eligible to receive an award under the 2000 Plan are our officers, directors, employees and independent contractors. Following an amendment to the 2000 Plan, approved by our stockholders on June 4, 2007, the total number of shares of common stock that may be issuable under the 2000 Plan is 8.5 million shares, plus (i) the number of shares with respect to which options previously granted under the 2000 Plan terminate without being exercised, and (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements. In an amendment to the 2000 Plan approved by our stockholders in July 2004, the compensation committee expanded the list of business criteria that the committee may use in granting performance awards and annual incentive awards under the 2000 Plan intended to qualify for the exclusions from the limitations of Section 162(m) of the Internal Revenue Code and modified the definition of a “change of control” to include, in addition to other instances, following approval by stockholders of any reorganization, merger or consolidation or other transaction or series of transactions if persons who were stockholders immediately prior to such reorganization, merger or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merger or consolidated company’s then outstanding voting securities (previously the threshold was 26%). The 2000 Plan will terminate on the earlier of July 28, 2014 or the date on which all shares reserved for issuance under the 2000 Plan have been issued.
Restricted stock and option expense includes amounts for which vesting was accelerated under separation agreements during 2009. Discounts offered to participants under our 2004 Employee Stock Purchase Plan represent the difference between market value of our stock on the purchase date and purchase price of shares as provided under the plan. A portion of share-based compensation cost is capitalized as part of property-related assets.
Options
As of December 31, 2010, we have options outstanding under four share-based payment plans. The 2000 Plan authorized the grant of options, common stock and other share-based awards for up to 8.5 million shares of common stock, of which 1.2 million shares are available for issuance. The IRT Property Company 1998 Long Term Incentive Plan similarly authorized the grant of options, common stock and other share-based awards for up to 1,462,500 shares of common stock, of which no shares are available for issuance. Our 1995 Stock Option Plan authorized the grant of option awards for up to 1.0 million shares of common stock, all of which have been issued. The IRT Property Company 1989 Stock Option Plan authorized the grant of stock options and other share-based awards for up to 956,250 shares of common stock, of which no shares are available for issuance. In addition, in connection with the initial employment of Jeffrey S. Olson, our Chief Executive Officer, we issued Mr. Olson options to purchase 364,660 shares of common stock, which were not issued under any of the foregoing plans.
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
The fair value of each option award during 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatilities, dividend yields, employee exercises and employee terminations are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and charge to expense such amounts to earnings ratably over the vesting period. For grants with a graded vesting schedule, we have elected to recognize compensation expense on a straight-line basis. We used the shortcut method described in the Share Compensation Topic of the FASB ASC for determining the expected life used in the valuation method.
The following table presents stock option activity:

	Year Ended December 31,
	2010		2009		2008
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares Under Option	Exercise Price	Shares Under Option	Exercise Price	Shares Under Option	Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding at the beginning of the year	2,762	$21.28	2,475	$23.32	2,325	$23.85
Granted	609	18.56	780	13.37	711	20.84
Exercised	—	—	(179)	12.23	(150)	16.09
Forfeited or expired	(25)	28.05	(314)	22.90	(411)	24.99

Outstanding at the end of the year	3,346	$20.73	2,762	$21.28	2,475	$23.32

Exercisable at the end of year	2,157	$22.62	1,479	$23.60	922	$24.26

Weighted average fair value of options granted during the year		$3.43		$1.26		$2.14

No options were exercised during the year ended December 31, 2010. The total cash or other consideration received from options exercised during the years ended December 31, 2009 and 2008 was $2.2 million and $0.3 million, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $0.4 million and $1.4 million, respectively. Options exercisable at December 31, 2010 had an intrinsic value of $0.9 million.
The fair value of each option grant was estimated on the grant date using the Black-Scholes-Merton pricing model with the following assumptions:

Year Ended December 31,
	2010	2009	2008
Dividend yield	4.4% - 4.8%	5.4% - 10.4%	4.9% - 7.2%
Risk-free interest rate	1.9% - 2.9%	2.0% - 3.0%	1.7% - 3.4%
Expected option life (years)	5.75 - 6.5	5.8 - 7.0	5.8 - 6.3
Expected volatility	28.6% - 30.7%	25.8% - 29.2%	21.0% - 23.2%
The options were granted with an exercise price equivalent to the current stock price on the grant date or the ten-day average of the stock price prior to the grant date.
Restricted Stock Grants and Long-Term Incentive Compensation Plans
The following table provides a summary of restricted stock activity during the year ended December 31, 2010:

	Unvested	Weighted-Average
	Shares	Price
	(In thousands)
Unvested at December 31, 2009	263	$21.51
Granted	1,117	16.76
Vested	(123)	23.56
Forfeited	(10)	13.85

Unvested at December 31, 2010	1,247	$17.11

Our compensation committee grants restricted stock to our officers, directors, and other employees. Vesting periods for the restricted stock are determined by our compensation committee. We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and expense such amounts ratably over the vesting period. As of December 31, 2010, we had 1,247,107 shares of non-vested restricted stock grants outstanding.
During the year ended December 31, 2010, we granted 1.1 million shares of restricted stock that are subject to forfeiture and vest over periods from two to four years. The total vesting-date value of the 123,140 shares that vested during the year ended December 31, 2010 was $2.2 million.
Jeffrey S. Olson, our chief executive officer, was eligible for long term incentive cash compensation subject to a performance-based schedule which ended on December 31, 2010 after a four-year performance measurement period. In order for him to have received compensation, our total stockholder return over the performance period must have exceeded 6% and achieved a certain spread against the average total return of a defined peer group. At the end of the performance period, the total return targets were not met and, as such, no cash or other compensation was awarded in connection with the long-term incentive plan. As a result, in 2010 we reversed the remaining $0.7 million of liability associated with the award into earnings. We had previously recognized $251,000 and $29,000 of expense associated with this award in the years ended December 31, 2009 and 2008, respectively.
Four of our executives were eligible for “outperformance incentive awards program” under the 2000 Plan designed to provide the Company’s executive management team with the potential to earn equity awards subject to the Company “outperforming” and creating shareholder value in a pay-for-performance structure (“2009 EP Awards”). Under the 2009 EP Awards, the executive would share in a performance pool of restricted stock or stock options if we outperformed a peer group of publicly traded retail property REITs over the two-year period beginning January 1, 2009 and ending December 31, 2010, to a minimum stockholder return of 10% over such period. As of the end of the measurement period, performance targets were not met and, as such, no compensation was awarded in connection with the awards. Since the potential compensation of these awards was in the form of restricted stock or stock options, we were unable to reverse any expense into earnings even though the performance targets were not met and no compensation was ultimately awarded.

Included in the 1.1 million shares of restricted stock granted in the year ending December 31, 2010, noted above, are 698,894 restricted shares awarded to Jeffrey S. Olson on August 9, 2010 as part of his new employment agreement. Of this amount, 582,412 restricted shares (“Contingent Shares”) were issued under the 2000 Plan and are designed to vest if the total shareholder return of the Company over a four-year measurement period commencing on January 1, 2011 exceeds the average total shareholder return of a peer group of publicly traded retail property REITs, as well as an absolute return threshold. All of the Contingent Shares will vest on December 31, 2014 (or such shorter time as provided in the employment agreement) if the total shareholder return of the Company for the measurement period both (1) exceeds the average total shareholder return of the peer group of companies by at least 300 basis points and (2) equals or exceeds 9%. If the contingent shares do not meet the full vesting requirements, one-half of the Contingent Shares will vest on December 31, 2014 if the total shareholder return of the Company for the measurement period both (1) exceeds the average total shareholder return of the peer group of companies by at least 150 basis points and (2) equals or exceeds 6%. Mr. Olson must be employed by the Company on the vesting date. Mr. Olson will receive any dividends declared on the Contingent Shares over the measurement period and those dividends will not be forfeited by Mr. Olson if the Contingent Shares fail to vest.
The Contingent Shares were valued at approximately $4.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used the statistical formula underlying the Black-Scholes-Merton binomial formula. We recognize compensation expense for these awards over the requisite service period from August 9, 2010 through December 31, 2014. During the year ended December 31, 2010, we recognized approximately $405,000 of compensation expense related to the Contingent Shares.
Further to Mr. Olson’s employment agreement dated August 9, 2010, the remaining unvested shares related to his previous employment agreement dated September 5, 2006 were modified in that, of the 24,291 restricted shares scheduled to vest on December 31, 2010, 14,170 were made to vest on August 9, 2010 and the remaining 10,121 are scheduled to vest half each on December 31, 2012 and 2014. We elected to account for the modification of the award by recognizing the total cost of the newly modified award ratably over the newly defined requisite service period.
Also included in the restricted stock grants are 380,000 shares awarded to our chairman as part of his chairman compensation agreement with us which was executed on August 9, 2010, (i) 31,250 of which vested on January 1, 2011; (ii) 7,266 shares of which will vest on the first day of each calendar month beginning February 2011 and ending December 2014; and (iii) 7,248 of which will vest on December 31, 2014.
As of December 31, 2010, there was $16.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements (options and unvested restricted shares) granted under our plans. This cost is expected to be recognized over a weighted-average period of 3.5 years. The total vesting-date value of the shares that vested during the year ended December 31, 2010 was $2.2 million.
401(k) Plan
We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We match 100% of each employee’s contribution up to 3.0% of the employee’s annual compensation and, thereafter, match 50% of the next 3.0% of the employee’s annual compensation. Employees’ contributions and our matching contributions vest immediately. Our contributions to the 401(k) Plan for the years ended December 31, 2010, 2009 and 2008 were $332,000, $302,000 and $263,000, respectively.
2004 Employee Stock Purchase Plan
Under the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which was implemented in October 2004, our employees, including our directors who are employees, are eligible to participate in quarterly plan offerings in which payroll deductions may be used to purchase shares of our common stock. The purchase price per share is 90% of the average closing price per share of our common stock on the NYSE on the five trading days that immediately precede the date of purchase, provided, however, that in no event shall the exercise price per share of common stock on the exercise date of an offering period be less than the lower of (i) 85% of the market price on the first day of the offering period or (ii) the market price on the exercise date.
16. Other Income
The following table summarizes the composition of other income in consolidated the statements of income:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Non-rental legal settlements	$504	$—	$—
Related party income	10	154	135
Miscellaneous income	107	231	36
Casualty insurance settlement	27	1,073	—
Forfeited deposits	—	45	203
Easement income	—	—	593

	$648	$1,503	$967

17. Discontinued Operations
Pursuant to the Property, Plant, and Equipment Topic of the FASB ASC, the accompanying consolidated statements of income have been retrospectively adjusted to reflect the classification of discontinued operations. The summary of selected operating results for income producing properties disposed of with no significant continuing involvement, are as follows:

	2010	2009	2008
	(In thousands)
Rental revenue	$135	$1,121	$2,020
Expenses
Property operating expenses	(22)	49	235
Rental property depreciation and amortization	5	63	157
Other income and expense	—	—	46

Operations of income producing properties sold	152	1,009	1,582
Gain on disposal of income producing property	2,257	7,127	(557)

Income from discontinued operations	$2,409	$8,136	$1,025

18. Future Minimum Rental Income
Our properties are leased to tenants under operating leases with expiration dates extending to the year 2039. Future minimum rents under non-cancelable operating leases as of December 31, 2010, excluding tenant reimbursements of operating expenses and percentage rent based on tenants’ sales volume are as follows:

Year Ending	Amount
(In thousands)
2011	$199,302
2012	171,961
2013	143,999
2014	117,566
2015	96,450
Thereafter	336,927

Total	$1,066,205

19. Commitments and Contingencies
As of December 31, 2010 and 2009, we had pledged letters of credit totaling $3.8 million and $6.6 million, respectively, as additional security for financial and other obligations.
We have invested an aggregate of approximately $74.9 million in development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $19.6 million to complete, based on our current plans and estimates. In addition to these costs, we currently estimate that the costs to complete The Gallery at Westbury Plaza project in Nassau County, New York will be in the range of $90.0 to $100.0 million.
These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities and available cash.
As of December 31, 2010, we have entered into contracts to purchase $72.0 million in commercial real estate. These contracts have passed the due diligence period and the $10.0 million in deposits are non-refundable, except as otherwise provided in those contracts. We expect to assume mortgages in the amount of $11.6 million with respect to these properties and fund the remaining purchase consideration using availability on our line of credit.
We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of December 31, 2010 will have a material adverse effect on our financial condition, results of operations or cash flows.
At December 31, 2010, we are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties. At December 31, 2010 minimum annual payments under non-cancellable operating leases are as follows:

Year Ending	Amount
(In thousands)
2011	$499
2012	765
2013	693
2014	693
2015	663
Thereafter	4,158

Total	$7,471

20. Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation; however, we have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions. We currently have one significant environmental remediation liability on our consolidated balance sheet related to our Westbury land acquisition. The capitalized cost associated with this acquisition comprised the purchase price plus a preliminary estimate of the cost of environmental remediation for the site of $5.9 million, which was based on a range provided by third party environmental consultants. This range varied from $5.9 million to $8.4 million on an undiscounted basis, with no amount being more likely than any other at the time the study was performed. As of December 31, 2010, we have paid approximately $102,000 related to the environmental remediation for the site. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.
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
Recurring Fair Value Measurements
During the year ended December 31, 2010, we determined that the performance targets were not met in accordance with the long term incentive plan established in 2006 for our CEO. We reversed the remaining liability of $743,000 which is included in general and administrative expenses in the accompanying consolidated statement of income for year ended December 31, 2010.
We held no assets or liabilities that were required to be measured at fair value as of December 31, 2010. The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements
	(In thousands)
	Level 1	Level 2
Available for sale securities	$820	$—
Long term incentive plan	$—	$743

During the year ended December 31, 2010, we sold an equity investment which was previously recorded as a Level 1 available for sale security. Our 34,200 share investment had a cost basis of $13.88 per share and sold at an average price of $24.60 per share, generating a gain of approximately $367,000, net of transaction costs, during the second quarter of 2010 which is included in investment income in the accompanying consolidated statement of income for the year ended December 31, 2010.
Valuation Methods
Long term incentive plans — As of December 31, 2009, we had one long-term incentive plan for Jeffrey S. Olson, our Chief Executive Officer. This long-term incentive plan was based on our total stockholder return versus returns for a peer group of publicly traded REITs. The fair value of the plan was determined using the average trial-specific value of the awards eligible for grant under the plan based upon a Monte Carlo simulation model. This model considers various assumptions, including time value, volatility factors, current market and contractual prices as well as projected future market prices for our common stock as well as common stock of our peer companies over the performance period. Substantially all of these assumptions are observable in the marketplace throughout the full term of the plans, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Non-recurring Fair Value Measurements
We recognized goodwill impairment losses of $687,000 and $368,000 for the years ended December 31, 2010 and 2009. For both years, these impairments resulted from values established by Level 3 valuations.
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
Cash and Cash Equivalents and Accounts and Other Receivables. The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value because of their short maturities.
Notes Receivable. The fair value is estimated by using the current interest rates at which similar loans would be made. The carrying amounts reported in the balance sheets approximate fair value.
Available for Sale Securities. We held no available for sale securities as of December 31, 2010. The fair value estimated at December 31, 2009 was $820,000 based on the closing market prices of the securities. The unrealized holding gain was $345,000 at December 31, 2009.
Mortgage Notes Payable. The fair value estimated at December 31, 2010 and 2009 was $573.5 million and $561.6 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amounts of these notes are approximately $514.5 million and $528.9 million for the year ended December 31, 2010 and December 31, 2009, respectively
Unsecured Senior Notes Payable. The fair value estimated at December 31, 2010 and 2009 was $712.4 million and $642.0 million, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amounts of these notes are approximately $688.4 million and $688.0 million for the year ended December 31, 2010 and December 31, 2009, respectively.
The fair market value calculation of our debt as December 31, 2010 includes assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculation uses a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages and senior notes are consistent with current market trends.
23. Condensed Consolidating Financial Information
Many of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and our primary revolving credit facility. The guarantees are joint and several and full and unconditional.

		Combined	Non-
Condensed Consolidating Balance Sheet	Equity One,	Guarantor	Guarantor	Eliminating
As of December 31, 2010	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$1,051,572	$545,602	$833,045	$(91)	$2,430,128
Investment in affiliates	628,310	—	—	(628,310)	—
Other assets	198,010	46,873	161,653	(154,800)	251,736

Total Assets	$1,877,892	$592,475	$994,698	$(783,201)	$2,681,864

LIABILITIES
Mortgage notes payable	$71,019	$34,349	$572,914	$(144,622)	$533,660
Unsecured senior notes payable	691,136	—	—	—	691,136
Unamortized/unaccreted (discount)/ premium on notes payable	(1,938)	469	(20,454)	—	(21,923)
Other liabilities	31,647	50,610	113,298	(10,269)	185,286

Total Liabilities	791,864	85,428	665,758	(154,891)	1,388,159
Redeemable noncontrolling interests	—	—	—	3,864	3,864

STOCKHOLDERS’ EQUITY	1,086,028	507,047	328,940	(632,174)	1,289,841

Total Liabilities and Stockholders’ Equity	$1,877,892	$592,475	$994,698	$(783,201)	$2,681,864

		Combined	Non-
Condensed Consolidating Balance Sheet	Equity One,	Guarantor	Guarantor
As of December 31, 2009	Inc.	Subsidiaries	Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$1,007,214	$272,205	$982,706	$—	$2,262,125
Investment in affiliates	628,310	—	—	(628,310)	—
Other assets	185,166	18,903	133,343	(147,217)	190,195

Total Assets	$1,820,690	$291,108	$1,116,049	$(775,527)	$2,452,320

LIABILITIES
Mortgage notes payable	$55,060	$44,054	$597,461	$(144,928)	$551,647
Unsecured revolving credit facilities	—	—	820	(820)	—
Unsecured senior notes payable	691,136	—	—	—	691,136
Unamortized/unaccreted (discount)/ premium on notes payable	(2,638)	13	(23,267)	—	(25,892)
Other liabilities	27,983	6,488	113,725	(1,469)	146,727

Total Liabilities	771,541	50,555	688,739	(147,217)	1,363,618

Redeemable noncontrolling interest	—	—	—	989	989

STOCKHOLDERS’ EQUITY	1,049,149	240,553	427,310	(629,299)	1,087,713

Total Liabilities and Stockholders’ Equity	$1,820,690	$291,108	$1,116,049	$(775,527)	$2,452,320

Condensed Consolidating Statement of Income		Combined	Non-
for the year ended	Equity One	Guarantor	Guarantor	Eliminating
December 31, 2010	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$101,020	$51,362	$69,250	$—	$221,632
Expense recoveries	25,771	17,002	17,577	—	60,350
Percentage rent	512	386	787	—	1,685
Management and leasing services	24	1,533	—	—	1,557

Total revenue	127,327	70,283	87,614	—	285,224

EQUITY IN SUBSIDIARIES’ EARNINGS	34,060	—	—	(34,060)	—

COSTS AND EXPENSES:
Property operating	35,836	18,745	24,271	—	78,852
Rental property depreciation and amortization	26,180	15,433	25,726	—	67,339
General and administrative	35,001	3,783	3,257	—	42,041

Total costs and expenses	97,017	37,961	53,254	—	188,232

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	64,370	32,322	34,360	(34,060)	96,992

OTHER INCOME AND EXPENSE:
Investment income	5,430	35	21	(4,549)	937
Equity in loss in unconsolidated joint ventures	—	(116)	—	—	(116)
Other income	603	—	45	—	648
Interest expense	(46,750)	(1,697)	(34,024)	4,549	(77,922)
Amortization of deferred financing fees	(1,690)	(69)	(165)	—	(1,924)
Gain on sale of real estate	254	—	—	—	254
Gain on extinguishment of debt	58	5	—	—	63
Impairment loss	(214)	(311)	(162)	—	(687)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	22,061	30,169	75	(34,060)	18,245
Income tax (provision) benefit of taxable REIT subsidiaries	(198)	610	3,353	—	3,765

INCOME FROM CONTINUING OPERATIONS	21,863	30,779	3,428	(34,060)	22,010
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	138	11	3	—	152
Gain on disposal of income producing property	2,418	—	(161)	—	2,257

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	2,556	11	(158)	—	2,409

NET INCOME	24,419	30,790	3,270	(34,060)	24,419

Net loss attributable to noncontrolling interests	693	—	—	—	693

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$25,112	$30,790	$3,270	$(34,060)	$25,112

Condensed Consolidating Statement of Income		Combined	Non-
for the year ended	Equity One	Guarantor	Guarantor	Eliminating
December 31, 2009	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$100,332	$42,433	$67,092	$—	$209,857
Expense recoveries	26,846	13,801	17,314	—	57,961
Percentage rent	588	417	674	—	1,679
Management and leasing services	195	1,480	—	—	1,675

Total revenue	127,961	58,131	85,080	—	271,172

EQUITY IN SUBSIDIARIES’ EARNINGS	52,085	—	—	(52,085)	—

COSTS AND EXPENSES:
Property operating	36,946	15,861	25,263	—	78,070
Rental property depreciation and amortization	25,221	10,540	26,361	—	62,122
General and administrative	30,995	3,537	4,303	—	38,835

Total costs and expenses	93,162	29,938	55,927	—	179,027

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	86,884	28,193	29,153	(52,085)	92,145
OTHER INCOME AND EXPENSE:
Investment income	11,282	15	12	(1,155)	10,154
Equity in loss in unconsolidated joint ventures	—	(88)	—	—	(88)
Other income	1,503	—	—	—	1,503
Interest expense	(34,407)	(6,719)	(33,454)	1,130	(73,450)
Amortization of deferred financing fees	(1,234)	(103)	(208)	25	(1,520)
Gain on acquisition of controlling interest in subsidiary	—	—	27,501	—	27,501
Gain on extinguishment of debt	12,286	59	—	—	12,345
Impairment loss	(369)	1	—	—	(368)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	75,945	21,358	23,004	(52,085)	68,222
Income tax benefit of taxable REIT subsidiaries	—	1,547	3,470	—	5,017

INCOME FROM CONTINUING OPERATIONS	75,945	22,905	26,474	(52,085)	73,239

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	797	192	20	—	1,009
Gain on disposal of income producing property	4,633	2,494	—	—	7,127

INCOME FROM DISCONTINUED OPERATIONS	5,430	2,686	20	—	8,136

NET INCOME	81,375	25,591	26,494	(52,085)	81,375

Net loss attributable to noncontrolling interests	2,442	—	—	—	2,442

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$83,817	$25,591	$26,494	$(52,085)	$83,817

Condensed Consolidating Statement of Income		Combined	Non-
for the year ended	Equity One	Guarantor	Guarantor
December 31, 2008	Inc.	Subsidiaries	Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$101,250	$43,975	$36,573	$—	$181,798
Expense recoveries	26,145	13,842	11,766	—	51,753
Percentage rent	779	466	656	—	1,901
Management and leasing services	—	1,789	—	—	1,789

Total revenue	128,174	60,072	48,995	—	237,241

EQUITY IN SUBSIDIARIES’ EARNINGS	24,106	—	—	(24,106)	—

COSTS AND EXPENSES:
Property operating	32,621	16,259	15,310	—	64,190
Rental property depreciation and amortization	25,656	10,488	9,285	—	45,429
General and administrative	26,610	4,892	455	—	31,957

Total costs and expenses	84,887	31,639	25,050	—	141,576

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	67,393	28,433	23,945	(24,106)	95,665

OTHER INCOME AND EXPENSE:
Investment income	4,104	37	6,079	—	10,220
Equity in income in unconsolidated joint ventures	—	108	—	—	108
Other income	752	—	215	—	967
Interest expense	(41,393)	(8,196)	(11,262)	—	(60,851)
Amortization of deferred financing fees	(1,430)	(103)	(96)	—	(1,629)
Gain on sale of real estate	204	13,916	7,422	—	21,542
Gain on extinguishment of debt	6,473	—	—	—	6,473
Impairment loss	(2,249)	(2,457)	(32,791)	—	(37,497)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	33,854	31,738	(6,488)	(24,106)	34,998
Income tax provision of taxable REIT subsidiaries	—	(1,015)	—		(1,015)

INCOME FROM CONTINUING OPERATIONS	33,854	30,723	(6,488)	(24,106)	33,983

DISCONTINUED OPERATIONS:

Operations of income producing properties sold or held for sale	1,154	384	44	—	1,582
Loss on disposal of income producing properties	—	—	(557)	—	(557)

INCOME FROM DISCONTINUED OPERATIONS	1,154	384	(513)	—	1,025

NET INCOME	35,008	31,107	(7,001)	(24,106)	35,008

Net income attributable to noncontrolling interest	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$35,008	$31,107	$(7,001)	$(24,106)	$35,008

Condensed Consolidating Statement of Cash Flows		Combined	Non-
for the year ended	Equity One,	Guarantor	Guarantor
December 31, 2010	Inc.	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Net cash (used in) provided by operating activities	$(65,006)	$35,441	$101,127	$71,562

INVESTING ACTIVITIES:
Acquisition of income producing properties	(48,691)	(11,855)	(47,550)	(108,096)
Additions to income producing properties	(3,692)	(1,579)	(4,586)	(9,857)
Additions to construction in progress	(5,443)	(2,408)	(2,063)	(9,914)
Additions to and purchases of land held for development	(1,337)	—	—	(1,337)
Proceeds from disposal of real estate and rental properties	3,308	—	1,009	4,317
Increase in deferred leasing costs and lease intangibles	(2,814)	(849)	(1,098)	(4,761)
Advances to joint ventures	(33,417)	—	—	(33,417)
Investment in consolidated subsidiary	(13,437)	—	—	(13,437)
Investment in joint ventures	(13,927)	—	—	(13,927)
Distributions of capital from joint ventures	345	—	—	345
Proceeds from sale of securities	841	—	—	841
Advances to subsidiaries, net	(64,185)	47,440	16,745	—

Net cash (used in) provided by investing activities	(182,449)	30,749	(37,543)	(189,243)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(13,517)	(49,873)	(11,367)	(74,757)
Proceeds from issuance of stock	270,698	—	—	270,698
Payment of deferred financing costs	(768)	—	(199)	(967)
Stock issuance costs	(3,319)	—	—	(3,319)
Dividends paid to stockholders	(83,611)	—	—	(83,611)

Net cash provided by (used in) financing activities	169,483	(49,873)	(11,566)	108,044

Net (decrease) increase in cash and cash equivalents	(77,972)	16,317	52,018	(9,637)
Cash and cash equivalents at beginning of the year	47,970	—	—	47,970

Cash and cash equivalents at end of the year	$(30,002)	$16,317	$52,018	$38,333

		Combined	Non-
Condensed Consolidating Statement of Cash Flows	Equity One,	Guarantor	Guarantor
for the year ended December 31, 2009	Inc.	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$19,990	$12,154	$64,150	$96,294

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	—	(109,582)	(109,582)
Additions to income producing properties	(4,356)	(7,669)	2,153	(9,872)
Additions to construction in progress	(4,527)	(49)	(7,233)	(11,809)
Additions to and purchases of land held for development	—	(26,920)	—	(26,920)
Proceeds from disposal of real estate and rental properties	11,837	3,144	889	15,870
Increase in deferred leasing costs and lease intangibles	(2,582)	(392)	(3,056)	(6,030)
Advances to joint ventures	164	—	—	164
Investment in consolidated subsidiary	(956)	—	—	(956)
Investment in joint ventures	(400)	—	—	(400)
Distributions of capital from joint ventures	107	—	—	107
Proceeds from sale of securities	152,008	—	—	152,008
Purchase of securities	(10,867)	—	—	(10,867)
Advances to subsidiaries, net	(104,601)	(22,723)	127,324	—

Net cash provided by (used in) investing activities	35,827	(54,609)	10,495	(8,287)

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(2,467)	(5,895)	(73,375)	(81,737)
Net (repayments) borrowings under revolving credit facilities	(40,694)	5,194	(1,270)	(36,770)
Proceeds from senior debt borrowings	—	247,838	—	247,838
Repayment from senior debt borrowings	(687)	(202,795)	—	(203,482)
Proceeds from issuance of common stock	132,488	—	—	132,488
Repurchase of common stock	(5,423)	—	—	(5,423)
Payment in deferred financing costs	—	(1,887)	—	(1,887)
Stock issuance cost	(4,266)	—	—	(4,266)
Dividends paid to stockholders	(94,010)	—	—	(94,010)

Net cash (used in) provided by financing activities	(15,059)	42,455	(74,645)	(47,249)

Net increase in cash and cash equivalents	40,758	—	—	40,758
Cash and cash equivalents obtained through acquisition	1,857	—	—	1,857
Cash and cash equivalents at beginning of the year	5,355	—	—	5,355

Cash and cash equivalents at end of the year	$47,970	$—	$—	$47,970

		Combined	Non-
Condensed Consolidating Statement of Cash Flows	Equity One,	Guarantor	Guarantor
for the year ended December 31, 2008	Inc.	Subsidiaries	Subsidiaries	Consolidated

		(In thousands)
Net cash (used in) provided by operating activities	$(15,888)	$72,178	$30,229	$86,519

INVESTING ACTIVITIES:
Additions to income producing properties	(957)	(5,551)	(3,206)	(9,714)
Additions to and purchases of land held for development	—	(87)	—	(87)
Additions to construction in progress	(5,820)	(17,380)	(7,247)	(30,447)
Proceeds from disposal of real estate and rental properties	550	176,855	14,500	191,905
Change in cash held in escrow	54,460	—	—	54,460
Investment in joint ventures	(4,410)	(12,768)	—	(17,178)
Advances to joint ventures	(265)	—	—	(265)
Distributions of capital from joint ventures	2,966	—	—	2,966
Increase in deferred leasing costs	(1,952)	(2,575)	(1,409)	(5,936)
Additions to notes receivable	(3)	—	—	(3)
Proceeds from repayment of notes receivable	13	4	5	22
Proceeds from sale of securities	250	—	—	250
Purchase of securities	(134,667)	—	—	(134,667)
Advances to affiliates	176,346	(177,064)	718	—

Net cash provided by (used in) investing activities	86,511	(38,566)	3,361	51,306

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(9,775)	(33,612)	(34,929)	(78,316)
Borrowings under mortgage notes	65,000	—	—	65,000
Net repayments under revolving credit facilities	(1,500)	—	—	(1,500)
Repayment of senior debt	(81,518)	—	—	(81,518)
Change in deferred financing costs	(4,117)	—	1,339	(2,778)
Proceeds from issuance of common stock	57,102	—	—	57,102
Stock issuance cost	(2,161)	—	—	(2,161)
Dividends paid to stockholders	(89,612)	—	—	(89,612)

Net cash used in financing activities	(66,581)	(33,612)	(33,590)	(133,783)

Net increase in cash and cash equivalents	4,042	—	—	4,042
Cash and cash equivalents at beginning of the year	1,313	—	—	1,313

Cash and cash equivalents at end of the year	$5,355	$—	$—	$5,355

24. Quarterly Financial Data (unaudited)

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
2010:
Total revenues	$70,078	$71,284	$71,466	$72,396
Income from continuing operations	$4,743	$4,671	$5,132	$7,464
Net income	$4,795	$6,204	$5,147	$8,273
Net income available to common shareholders	$5,432	$6,214	$5,157	$8,309

Basic per share data
Income from continuing operations	$0.06	$0.05	$0.06	$0.08
Net income	$0.06	$0.07	$0.06	$0.09

Diluted per share data
Income from continuing operations	$0.06	$0.05	$0.05	$0.08
Net income	$0.06	$0.07	$0.06	$0.09

(1)	Reclassified to reflect the reporting of discontinued operations. Note that the sum of the individual quarters per share data may not foot to the year-to-date totals due to the rounding of the individual calculations.

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
2009:
Total revenues	$68,906	$67,349	$66,714	$68,203
Income from continuing operations	$41,792	$10,921	$13,932	$6,594
Net income	$43,359	$14,851	$14,748	$8,417
Net income available to common shareholders	$43,836	$15,357	$15,318	$9,306

Basic per share data
Income from continuing operations	$0.55	$0.13	$0.17	$0.09
Net income	$0.57	$0.18	$0.18	$0.11

Diluted per share data
Income from continuing operations	$0.54	$0.13	$0.16	$0.08
Net income	$0.56	$0.18	$0.17	$0.10

(1)	Reclassified to reflect the reporting of discontinued operations. Note that the sum of the individual quarters per share data may not foot to the year-to-date totals due to the rounding of the individual calculations.

25. Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our December 31, 2010 consolidated balance sheet date for potential recognition or disclosure in our consolidated financial statements.
Business Combination
On January 4, 2011, we acquired a majority ownership interest in CapCo, through a joint venture with LIH. CapCo, which was previously wholly-owned by LIH, owns a portfolio of 13 properties in California totaling 2.6 million square feet, including Serramonte Shopping Center in Daly City, Plaza Escuela in Walnut Creek, The Willows Shopping Center in Concord, 222 Sutter Street in San Francisco, and The Marketplace Shopping Center in Davis. LIH is a subsidiary of Capital Shopping Centres Group PLC, a United Kingdom real estate investment trust. We had previously reported that CapCo owned 15 properties; however, two properties were sold prior to closing.
At the closing of the transaction, LIH contributed all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for approximately 11.4 million joint venture units, representing an approximate 22% interest in the joint venture, and we contributed a shared appreciation promissory note to the joint venture in the amount of $600 million in exchange for an approximate 78% interest in the joint venture. In addition, at the closing, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67 million in exchange for 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A Common Stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, entitles LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture units held by LIH from time to time.
The joint venture units received by LIH are redeemable for cash or, at our option, our common stock on a one-for-one basis, subject to certain adjustments. The joint venture assumed approximately $243.4 million of mortgage debt, including its proportionate share of debt held by CapCo’s joint ventures. Simultaneous with the closing of the transaction, we funded $84.3 million in cash to repay a mortgage secured by the Serramonte Shopping Center.
In connection with the CapCo transaction, we also executed an Equityholders Agreement, among us, Capital Shopping Centres plc (“CSC”), LIH, Gazit-Globe Ltd. (“Gazit”), MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. Pursuant to the Equityholders Agreement, we increased the size of our board of directors by one seat, effective January 4, 2011, and appointed a designee of CSC to the board. Subject to its continuing to hold a minimum number of shares of our common stock (on a fully diluted basis), CSC will subsequently have the right to nominate one candidate for election to our board of directors at each annual meeting of our stockholders at which directors are elected.
Also in connection with the CapCo transaction, we amended our charter to (i) reclassify and designate one authorized but unissued share of our common stock as one share of a newly-established class of our capital stock, denominated as class A common stock, (ii) add foreign ownership limits and (iii) modify the existing ownership limits for individuals (as defined in the Internal Revenue Code of 1986, as amended, or the Code). The foreign ownership limits that were added to our charter provide that, subject to certain exceptions, a foreign person may not acquire, beneficially or constructively, any shares of our capital stock, if immediately following the acquisition of such shares, the fair market value of the shares of our capital stock owned, directly and indirectly, by all foreign persons (other than LIH and its affiliates) would comprise 29% or more of the fair market value of the issued and outstanding shares of our capital stock.
The ownership limits for individuals in our charter were amended to provide that, subject to exceptions, no person (as such term is defined in our charter), other than an individual (who will be subject to the more restrictive limits discussed below), may own, or be deemed to own, directly and by virtue of certain constructive ownership provisions of the Code, more than 9.9% in value of the outstanding shares of our capital stock in the aggregate or more than 9.9%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, and no individual may own, or be deemed to own, directly and by virtue of certain constructive ownership provisions of the Code, more than 5.0% in value of the outstanding shares of our capital stock in the aggregate or more than 5.0%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock.
Under our charter, the board of directors may increase the ownership limits. In addition, our board of directors, in its sole discretion, may exempt a person from the ownership limits and may establish a new limit applicable to that person if that person submits to the board of directors certain representations and undertakings, including representations that demonstrate, to the reasonable satisfaction of the board, that such ownership would not jeopardize our status as a REIT under the Code. Our purchase price allocation related to CapCo is incomplete and, as such, we cannot provide the disclosures required for business combinations.

Employment Agreements
On January 28, 2011, we entered into employment agreements with Thomas A. Caputo, the Company’s President, Arthur L. Gallagher, the Company’s Executive Vice President, President, South Florida, General Counsel and Corporate Secretary, and Mark Langer, the Company’s Executive Vice President and Chief Financial Officer, which are effective as of February 1, 2011. Pursuant to their respective Employment Agreements, each of Mr. Caputo, Mr. Gallagher and Mr. Langer will continue to serve as the Company’s (i) President, (ii) Executive Vice President, President, South Florida, General Counsel and Corporate Secretary, and (iii) Executive Vice President and Chief Financial Officer, respectively. The initial term of each employment agreement ends December 31, 2014 and will automatically renew for successive one-year periods unless either party gives the other written notice at least six months before the expiration of the applicable term of that party’s intent to let the employment agreement expire.
Mortgage Prepayments
In February and March 2011, we prepaid, without penalty, $19.1 million in mortgage loans with a weighted-average interest rate of 7.21%.

SCHEDULE II
Equity One, Inc.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Adjustments to		Balance at end of
	beginning of period	Charged to expense	valuation accounts	Deductions	period
			(in thousands)
Year Ended December 31, 2010:
Allowance for doubful accounts	$4,452	2,429	—	(2,016)	$4,865
Allowance for deferred tax asset	$183	12	—	—	$195

Year Ended December 31, 2009:
Allowance for doubful accounts	$3,076	4,624	—	(3,248)	$4,452
Allowance for deferred tax asset	$1,334		(1,151)	—	$183

Year Ended December 31, 2008:
Allowance for doubful accounts	$2,243	2,214	—	(1,381)	$3,076
Allowance for deferred tax asset	$75	1,259	—	—	$1,334

SCHEDULE III
Equity One, Inc.
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(in thousands)

					Capitalized	GROSS AMOUNTS AT WHICH
			INITIAL COST TO COMPANY		Subsequent to	CARRIED AT CLOSE OF PERIOD
		Encum-		Building &	Acquisition or		Building &		Accumulated	Date of	Date
Property	Location	brances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired
1175 Third Avenue	NY	$7,426	$28,282	$22,115	$—	$28,282	$22,115	$50,397	$(185)	1991	09/22/10
2400 PGA	FL	—	1,418	—	1	1,418	1	1,419	(1)	NA	03/20/06
4101 South I-85 Industrial	NC	—	1,619	950	275	1,619	1,225	2,844	(267)	1956,1963	02/12/03
Alafaya Commons	FL	—	6,858	10,720	1,302	6,858	12,022	18,880	(2,269)	1987	02/12/03
Alafaya Village	FL	3,834	1,444	4,967	574	1,444	5,541	6,985	(827)	1986	04/20/06
Ambassador Row	LA	—	3,880	10,570	1,189	3,880	11,759	15,639	(2,188)	1980	02/12/03
Ambassador Row Courtyard	LA	—	3,110	9,208	2,306	3,110	11,514	14,624	(2,521)	1986	02/12/03
Atlantic Village	FL	—	1,190	4,760	1,275	1,190	6,035	7,225	(2,752)	1984	06/30/95
Banco Popular Building	FL	—	3,363	1,566	586	3,363	2,152	5,515	(384)	1971	09/27/05
Bay Pointe Plaza	FL	—	4,655	5,870	152	4,655	6,022	10,677	(1,256)	1984	02/12/03
Beauclerc Village	FL	—	651	2,242	1,426	651	3,668	4,319	(1,502)	1962	05/15/98
Belfair Towne Village	SC	9,651	11,238	10,037	4,099	11,238	14,136	25,374	(2,733)	2000	12/22/03
Bird Ludlum	FL	4,893	4,088	16,318	1,481	4,088	17,799	21,887	(7,273)	1988	08/11/94
Bluebonnet Village	LA	—	2,290	4,168	2,044	2,290	6,212	8,502	(1,079)	1983	02/12/03
Bluffs Square Shoppes	FL	—	3,232	9,917	341	3,232	10,258	13,490	(3,317)	1986	08/15/00
Boca Village	FL	7,515	3,385	10,174	630	3,385	10,804	14,189	(3,010)	1978	08/15/00
Boynton Plaza	FL	—	2,943	9,100	508	2,943	9,608	12,551	(2,932)	1978	08/15/00
Brawley Commons	NC	6,712	4,206	11,556	69	4,206	11,625	15,831	(643)	1997	12/31/08
BridgeMill	GA	8,111	8,593	6,310	656	8,593	6,966	15,559	(1,560)	2000	11/13/03
Brookside Plaza	CT	—	2,291	26,260	5,595	2,291	31,855	34,146	(4,429)	1985	01/12/06
Buckhead Station	GA	25,576	27,138	45,277	1,931	27,138	47,208	74,346	(4,889)	1996	03/09/07
Butler Creek	GA	—	2,808	7,648	1,848	2,808	9,496	12,304	(2,492)	1990	07/15/03
Canyon Trails	AZ	—	12,087	11,168	—	12,087	11,168	23,255	(2)	2008	12/23/10
Carolina Pavilion	NC	—	22,043	69,563	1,893	22,043	71,456	93,499	(4,651)	2002	12/31/08
Carrollwood	FL	—	2,756	6,553	1,070	2,756	7,623	10,379	(1,684)	1970	02/12/03
Cashmere Corners	FL	4,376	1,947	5,707	(86)	1,947	5,621	7,568	(1,382)	2001	08/15/00
Centre Pointe Plaza	NC	—	2,081	4,411	929	2,081	5,340	7,421	(1,121)	1989	02/12/03
Chapel Trail Plaza	FL	—	3,641	5,777	3,020	3,641	8,797	12,438	(1,369)	1996	05/10/06
Charlotte Square	FL	—	4,155	4,414	103	4,155	4,517	8,672	(962)	1980	02/12/03
Chastain Square	GA	3,089	10,689	5,937	261	10,689	6,198	16,887	(1,253)	1981	02/12/03
Chelsea Place	FL	—	2,591	6,491	1,159	2,591	7,650	10,241	(1,499)	1992	02/12/03
Chestnut Square	NC	—	1,189	1,326	3,569	1,189	4,895	6,084	(573)	1985	02/12/03
Commerce Crossing	GA	—	2,013	1,301	402	2,013	1,703	3,716	(636)	1988	02/12/03
Conway Crossing	FL	—	2,615	5,818	1,929	2,615	7,747	10,362	(1,538)	2002	02/12/03
Copps Hill Plaza	CT	19,364	14,146	24,626	52	14,146	24,678	38,824	(723)	2002	03/31/10
Coral Reef Shopping Center	FL	—	16,464	4,376	1,515	17,479	4,876	22,355	(567)	1968	09/01/06
Country Club Plaza	LA	—	1,294	2,060	14	1,294	2,074	3,368	(417)	1982	02/12/03
Country Walk Plaza	FL	13,485	8,827	18,513	—	8,827	18,513	27,340	(205)	1985	09/02/10
Countryside Shops	FL	—	11,343	13,853	3,220	11,343	17,073	28,416	(3,340)	1986	02/12/03
Crossroads Square	FL	—	3,592	4,401	6,153	3,520	10,626	14,146	(2,148)	1973	08/15/00
CVS Plaza	FL	—	657	2,803	1,314	657	4,117	4,774	(689)	2004	07/23/99
Daniel Village	GA	3,377	3,439	8,352	107	3,439	8,459	11,898	(1,702)	1956	02/12/03
Dolphin Village	FL	—	17,607	10,098	346	17,607	10,444	28,051	(1,610)	1967	01/04/06
Douglas Commons	GA	4,023	3,681	7,588	221	3,681	7,809	11,490	(1,567)	1988	02/12/03
Dublin Village	GA	6,705	2,573	6,774	2	2,573	6,776	9,349	(374)	2005	12/31/08
El Novillo	FL	—	250	1,000	151	250	1,151	1,401	(468)	1970	04/30/98
Elmwood Oaks	LA	—	4,088	8,221	683	4,088	8,904	12,992	(1,914)	1989	02/12/03
Eustis Village	FL	13,095	6,842	13,072	(19)	6,842	13,053	19,895	(745)	2002	12/31/08
Fairview Oaks	GA	3,808	1,929	6,187	1,600	1,929	7,787	9,716	(1,508)	1997	02/12/03
Forest Village	FL	4,065	3,397	3,206	2,335	3,397	5,541	8,938	(1,459)	2000	01/28/99
Freehome Village	GA	9,706	5,224	7,032	(29)	5,224	7,003	12,227	(379)	2003	12/31/08
Ft. Caroline	FL	—	701	2,800	745	700	3,546	4,246	(1,439)	1985	01/24/94
Galleria	NC	—	1,493	3,875	960	1,493	4,835	6,328	(930)	1986	02/12/03
Gateway Plaza at Aventura	FL	—	2,301	5,529	—	2,301	5,529	7,830	(172)	1991	03/19/10
Glengary Shoppes	FL	16,573	7,488	13,969	300	7,488	14,269	21,757	(886)	1995	12/31/08
Golden Park Village	GA	7,204	3,423	6,968	(8)	3,423	6,960	10,383	(363)	2000	12/31/08
Governors Town Square	GA	10,216	4,554	9,595	19	4,554	9,614	14,168	(533)	2005	12/31/08
Grand Marche	LA	—	304	—	—	304	—	304	—	1969	02/12/03
Grassland Crossing	GA	4,574	3,656	7,885	634	3,656	8,519	12,175	(1,678)	1996	02/12/03
Grayson Village Shopping Ctr	GA	9,635	3,658	7,640	(8)	3,658	7,632	11,290	(413)	2002	12/31/08
Greensboro Village Shopping Ct	TN	9,652	2,682	9,397	15	2,682	9,412	12,094	(550)	2005	12/31/08
Greenwood	FL	—	4,117	10,295	2,909	4,117	13,204	17,321	(2,602)	1982	02/12/03
Hairston Center	GA	—	1,644	642	1	1,644	643	2,287	(87)	2000	08/25/05
Hamilton Ridge	GA	—	5,612	7,167	1,462	5,612	8,629	14,241	(1,881)	2002	12/18/03
Hammocks Town Center	FL	11,631	16,856	11,392	546	16,856	11,938	28,794	(702)	1987	12/31/08
Hampton Oaks	GA	—	835	—	6,144	1,929	5,050	6,979	(137)	n/a	11/30/06
Homestead Gas Station	FL	—	1,170	—	99	1,170	99	1,269	(4)	1959	11/08/04
Hunters Creek	FL	—	1,562	5,445	2,293	1,562	7,738	9,300	(1,695)	1998	09/23/03
Keith Bridge Commons	GA	8,561	6,278	10,165	59	6,278	10,224	16,502	(593)	2002	12/31/08
Kirkman Shoppes	FL	—	3,222	9,714	355	3,222	10,069	13,291	(3,160)	1973	08/15/00
Lago Mar	FL	—	4,216	6,609	1,173	4,216	7,782	11,998	(1,528)	1995	02/12/03
Lake Mary	FL	22,321	7,092	13,878	8,033	7,092	21,911	29,003	(7,102)	1988	11/09/95

					Capitalized	GROSS AMOUNTS AT WHICH
			INITIAL COST TO COMPANY		Subsequent to	CARRIED AT CLOSE OF PERIOD
		Encum-		Building &	Acquisition or		Building &		Accumulated	Date of	Date
Property	Location	brances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired
Lake St. Charles	FL	3,517	1,497	3,768	15	1,497	3,783	5,280	(890)	1999	09/21/01
Lancaster Plaza	SC	—	317	153	1,458	317	1,611	1,928	(168)	1971	02/12/03
Lancaster Shopping Center	SC	—	280	120	8	280	128	408	(29)	1963	02/12/03
Lantana Village	FL	—	1,350	7,978	909	1,350	8,887	10,237	(2,760)	1976	01/06/98
Laurel Walk Apartments	NC	—	2,065	4,491	123	2,065	4,614	6,679	(575)	1985	10/31/05
Loganville Town Center	GA	9,897	3,442	8,800	(3)	3,442	8,797	12,239	(477)	1997	12/31/08
Lutz Lake	FL	7,229	3,619	5,199	1,149	3,619	6,348	9,967	(1,262)	2002	02/12/03
Mableton Crossing	GA	3,335	3,331	6,403	224	3,331	6,627	9,958	(1,294)	1997	02/12/03
Macland Pointe	GA	5,311	3,462	4,814	106	3,462	4,920	8,382	(992)	1992	02/12/03
Madison Centre	AL	3,089	1,424	5,187	33	1,424	5,220	6,644	(1,528)	1997	02/12/03
Magnolia Shoppes	FL	14,260	7,176	10,886	225	7,176	11,111	18,287	(650)	1998	12/31/08
Mandarin Landing	FL	—	4,443	4,747	10,036	4,443	14,783	19,226	(2,863)	1976	12/10/99
Mandarin Mini	FL	—	362	1,148	318	362	1,466	1,828	(612)	1982	05/10/94
Marco Town Center	FL	7,398	3,872	11,966	1,203	3,872	13,169	17,041	(3,566)	2001	08/15/00
Mariners Crossing	FL	—	1,262	4,447	2,782	1,511	6,980	8,491	(1,460)	1989	09/12/00
Market Place	GA	—	1,667	4,078	143	1,667	4,221	5,888	(846)	1976	02/12/03
McAlphin Square	GA	—	3,536	6,963	338	3,536	7,301	10,837	(1,657)	1979	02/12/03
Meadows	FL	5,479	2,304	6,670	125	2,304	6,795	9,099	(1,545)	1997	05/23/02
Medical & Merchants	FL	—	10,323	12,174	71	10,323	12,244	22,567	(2,223)	1993	05/27/04
Middle Beach Shopping Center	FL	—	2,195	5,542	8	2,195	5,550	7,745	(986)	1994	12/23/03
Midpoint Center	FL	6,008	5,417	6,705	12	5,417	6,717	12,134	(727)	2002	12/08/06
Milestone Plaza	SC	—	9,868	8,711	129	9,868	8,840	18,708	(965)	1995	08/25/06
North Village Center	SC	—	2,860	2,774	55	2,860	2,829	5,689	(944)	1984	02/12/03
NSB Regional	FL	—	3,217	8,896	98	3,217	8,994	12,211	(1,819)	1987	02/12/03
Oak Hill	FL	—	690	2,760	830	690	3,590	4,280	(1,180)	1985	12/07/95
Oakbrook	FL	—	7,706	16,079	3,779	7,706	19,858	27,564	(4,656)	1974	08/15/00
Oaktree Plaza	FL	—	1,589	2,275	226	1,589	2,501	4,090	(317)	1985	10/16/06
Old Kings Commons	FL	—	1,420	5,005	423	1,420	5,428	6,848	(1,096)	1988	02/12/03
Pablo Plaza	FL	7,466	5,327	12,676	328	5,424	12,907	18,331	(228)	1973	08/31/10
Park Promenade	FL	—	2,670	6,444	145	2,670	6,589	9,259	(2,196)	1987	01/31/99
Parkwest Crossing	NC	—	1,788	6,727	183	1,788	6,910	8,698	(1,432)	1990	02/12/03
Paulding Commons	GA	5,245	3,848	11,985	171	3,848	12,156	16,004	(2,394)	1991	02/12/03
Pavilion	FL	—	10,827	11,299	2,964	10,827	14,263	25,090	(2,856)	1982	02/04/04
Piedmont Peachtree Crossing	GA	—	34,338	17,992	836	34,338	18,828	53,166	(2,655)	1978	03/06/06
Pine Island	FL	—	8,557	12,860	334	8,557	13,194	21,751	(3,825)	1983	08/26/99
Pine Ridge Square	FL	6,636	6,528	9,850	2,532	6,528	12,382	18,910	(2,520)	1986	02/12/03
Plaza Acadienne	LA	—	2,108	168	139	2,108	307	2,415	(48)	1980	02/12/03
Plaza Alegre	FL	—	2,011	9,191	217	1,866	9,553	11,419	(2,842)	2003	02/26/02
Point Royale	FL	—	3,720	5,005	3,225	4,784	7,166	11,950	(2,638)	1970	07/27/95
Powers Ferry Plaza	GA	—	3,236	5,227	507	3,236	5,734	8,970	(1,397)	1979	02/12/03
Prosperity Centre	FL	—	4,597	13,838	989	4,597	14,827	19,424	(4,060)	1993	08/15/00
Providence Square	NC	—	1,112	2,575	704	1,112	3,279	4,391	(698)	1973	02/12/03
Quincy Star Market	MA	—	6,121	18,444	—	6,121	18,444	24,565	(3,099)	1965	10/07/04
Regency Crossing	FL	—	1,982	6,524	113	1,982	6,637	8,619	(1,347)	1986	02/12/03
Ridge Plaza	FL	—	3,905	7,450	1,438	3,905	8,888	12,793	(2,687)	1984	08/15/00
River Green (land)	GA	—	2,587	—	805	2,587	805	3,392	—	n/a	09/27/05
Riverside Square	FL	6,710	6,423	8,260	1,370	6,423	9,630	16,053	(1,976)	1987	02/12/03
Riverview Shopping Center	NC	—	2,202	4,745	1,909	2,202	6,654	8,856	(1,207)	1973	02/12/03
Ross Plaza	FL	—	2,115	6,346	818	2,115	7,164	9,279	(2,218)	1984	08/15/00
Ryanwood Square	FL	—	2,281	6,880	1,051	2,608	7,604	10,212	(1,753)	1987	08/15/00
Salem Road Station	GA	5,732	3,180	5,982	(1)	3,180	5,981	9,161	(319)	2000	12/31/08
Salerno Village Square	FL	—	2,291	1,511	5,242	2,291	6,753	9,044	(1,199)	1987	05/06/02
Salisbury Marketplace	NC	—	3,118	5,099	372	3,118	5,471	8,589	(1,129)	1987	02/12/03
Sawgrass Promenade	FL	7,515	3,280	9,351	2,112	3,280	11,463	14,743	(3,361)	1982	08/15/00
Seven Hills	FL	—	2,167	5,167	644	2,167	5,811	7,978	(1,049)	1991	02/12/03
Shaw’s at Medford	MA	—	7,750	11,390	—	7,750	11,390	19,140	(1,906)	1995	10/07/04
Shaw’s at Plymouth	MA	—	4,917	12,199	—	4,917	12,199	17,116	(2,039)	1993	10/07/04
Sheridan	FL	63,288	38,888	36,241	5,581	38,888	41,822	80,710	(8,075)	1973	07/14/03
Sherwood South	LA	—	746	2,412	1,032	746	3,444	4,190	(950)	1972	02/12/03
Shipyard Plaza	MS	—	1,337	1,653	440	1,337	2,093	3,430	(555)	1987	02/12/03
Shoppes at Andros Isle	FL	—	6,009	7,832	59	6,009	7,891	13,900	(879)	2000	12/08/06
Shoppes at Silverlakes	FL	1,403	10,306	10,131	1,900	10,306	12,031	22,337	(2,412)	1995	02/12/03
Shoppes of Eastwood	FL	5,215	1,688	6,976	78	1,688	7,054	8,742	(1,557)	1999	06/28/02
Shoppes of Jonathan’s Landing	FL	—	1,146	3,442	102	1,146	3,544	4,690	(970)	1997	08/15/00
Shoppes of North Port	FL	—	1,452	5,807	178	1,452	5,985	7,437	(1,574)	1991	12/05/00
Shops at Lake Tuscaloosa	AL	7,010	2,438	8,888	8	2,438	8,896	11,334	(468)	2003	12/31/08
Shops at Skylake	FL	—	15,226	7,206	24,272	15,226	31,478	46,704	(6,717)	1999	08/19/97
Shops of Huntcrest	GA	—	5,706	7,641	145	5,706	7,786	13,492	(1,603)	2003	02/12/03
Siegen Village	LA	3,413	4,329	9,691	147	4,329	9,838	14,167	(2,403)	1988	02/12/03
Smyth Valley Crossing	VA	—	2,537	3,890	11	2,537	3,901	6,438	(775)	1989	02/12/03
South Beach	FL	—	9,545	19,228	4,366	9,545	23,594	33,139	(4,733)	1990	02/12/03
South Plaza Shopping Center	MD	16,518	4,868	14,527	3	4,868	14,530	19,398	(821)	2005	12/31/08
South Point	FL	7,398	7,142	7,098	62	7,142	7,160	14,302	(783)	2003	12/08/06
Spalding Village	GA	—	4,709	4,972	310	4,709	5,282	9,991	(1,407)	1989	02/12/03
St. Lucie Land	FL	—	7,728	—	1,953	7,728	1,953	9,681	—	n/a	11/27/06
Stanley Market Place	NC	—	396	669	4,938	396	5,607	6,003	(645)	1980	02/12/03
Star’s at Cambridge	MA	—	11,358	13,854	—	11,358	13,854	25,212	(2,320)	1953	10/07/04
Summerlin Square	FL	1,510	2,187	7,989	332	2,187	8,321	10,508	(2,700)	1986	06/10/98
Sun Point	FL	—	4,025	4,228	1,792	4,025	6,020	10,045	(1,215)	1984	05/05/06
Sunlake-Equity One LLC	FL	—	9,861	—	31,537	16,467	24,931	41,398	(770)	2010	02/01/05
Sunrise Town Center	FL	10,084	7,543	7,856	117	7,543	7,973	15,516	(543)	1990	12/31/08

					Capitalized	GROSS AMOUNTS AT WHICH
			INITIAL COST TO COMPANY		Subsequent to	CARRIED AT CLOSE OF PERIOD
		Encum-		Building &	Acquisition or		Building &		Accumulated	Date of	Date
Property	Location	brances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired
Tamarac Town Square	FL	—	4,742	5,610	523	4,643	6,232	10,875	(1,424)	1987	02/12/03
Tarpon Heights	LA	—	1,133	631	179	1,133	810	1,943	(170)	1982	02/12/03
TD Bank Skylake	FL	—	2,041	—	307	2,064	284	2,348	—		12/17/09
The Boulevard	LA	—	1,360	1,675	578	1,360	2,253	3,613	(684)	1976	02/12/03
The Crossing	LA	—	1,591	3,650	796	1,591	4,446	6,037	(874)	1988	02/12/03
The Plaza at St. Lucie West	FL	—	790	3,082	1,009	790	4,091	4,881	(543)		08/15/00
Thomasville Commons	NC	—	1,212	4,567	1,783	1,212	6,350	7,562	(1,218)	1991	02/12/03
Town & Country	FL	—	2,503	4,397	298	2,354	4,844	7,198	(1,035)	1993	02/12/03
Treasure Coast Plaza	FL	2,359	1,359	9,728	2,171	1,359	11,899	13,258	(2,336)	1983	02/12/03
Unigold	FL	—	4,304	6,413	1,440	4,304	7,853	12,157	(1,760)	1987	02/12/03
Union City Commons (land)	GA	—	8,084	—	821	8,084	821	8,905	—	n/a	06/22/06
Venice Plaza	FL	—	2,755	450	3,339	2,755	3,789	6,544	(1,205)	1971	02/12/03
Venice Shopping Center	FL	—	3,857	2,562	128	3,857	2,690	6,547	(530)	1968	03/31/04
Veranda Shoppes	FL	—	3,775	6,142	—	3,775	6,142	9,917	(148)	2007	04/15/10
Village at Northshore	LA	—	1,034	10,128	(7)	1,034	10,121	11,155	(2,048)	1988	02/12/03
Vineyards at Chateau Elan	GA	9,662	3,493	10,553	47	3,493	10,600	14,093	(606)	2002	12/31/08
Walden Woods	FL	—	950	3,780	1,563	950	5,343	6,293	(2,425)	1985	01/01/99
Walton Plaza	GA	—	869	2,827	65	869	2,892	3,761	(588)	1990	02/12/03
Waterstone	FL	—	1,422	7,508	406	1,422	7,914	9,336	(1,111)	2005	04/10/92
Webster Plaza	MA	7,478	5,033	14,465	1,635	5,033	16,100	21,133	(1,795)	1963	10/12/06
Webster Plaza Solar Project	MA	—	—	—	732	—	732	732	(6)	NA
Wesley Chapel Crossing	GA	2,694	6,389	4,311	3,863	6,389	8,174	14,563	(1,516)	1989	02/12/03
West Bird Plaza	FL	8,399	5,280	12,539	7	5,280	12,546	17,826	(165)	1977	08/31/10
West Lakes Plaza	FL	—	2,141	5,789	601	2,141	6,390	8,531	(2,297)	1984	11/06/96
West Roxbury Shaw’s Plaza	MA	—	9,207	13,588	1,938	9,207	15,526	24,733	(2,502)	1973	10/07/04
Westbury Land	NY	—	27,481	3,537	5,363	27,481	8,900	36,381	(105)	1963	11/16/09
Westbury Plaza	NY	—	37,853	58,273	356	37,853	58,629	96,482	(1,896)	1993	10/29/09
Westport Outparcels	FL	—	1,347	1,010	5	1,347	1,015	2,362	(114)	1990	09/14/06
Westport Plaza	FL	4,194	4,180	3,446	194	4,180	3,640	7,820	(621)	2002	12/17/04
Westridge	GA	—	1,696	4,390	1,580	1,696	5,970	7,666	(696)	2003	02/12/03
Whitaker Square	NC	9,646	2,017	9,431	(4)	2,017	9,427	11,444	(517)	1996	12/31/08
Whole Foods at Swampscott	MA	—	5,139	6,539	—	5,139	6,539	11,678	(1,090)	1967	10/07/04
Williamsburg at Dunwoody	GA	—	4,347	3,615	745	4,347	4,360	8,707	(859)	1983	02/12/03
Willowdale Shopping Center	NC	—	1,322	6,078	967	1,322	7,045	8,367	(1,743)	1986	02/12/03
Wilmington Island Shopping Ctr	GA	9,384	3,102	10,134	(12)	3,102	10,122	13,224	(522)	1983	12/31/08
Wilmington Island Shopping Ctr	AL	—	2,109	8,667	37	2,109	8,704	10,813	(931)	2006	02/28/05
Windy Hill	SC	—	987	1,906	603	987	2,509	3,496	(393)	1968	04/08/04
Woodruff	SC	—	2,420	5,482	368	2,420	5,850	8,270	(1,310)	1995	12/23/03
Young Circle	FL	—	13,409	8,895	370	13,409	9,265	22,674	(1,333)	1962	05/19/05
Corporate	FL	—	—	125	(5,011)	—	(4,886)	(4,886)	(8)	various	various

Grand Total		$533,660	$964,289	$1,505,404	$249,048	$974,298	$1,744,443	$2,718,741	$(288,613)

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30 to 40 years
Buildings and Land Improvements	5 to 40 years
Fixtures, equipment, leasehold and tenant improvements	Lesser of minimum lease term or economic useful life

SCHEDULE III
Equity One, Inc.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

	2010	2009	2008
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$2,502,296	$1,974,884	$2,129,890
Additions during period:
Improvements	23,945	21,224	38,850
Acquisitions	196,756	516,934	0

Deductions during period:
Cost of real estate sold/written off	(4,256)	(10,746)	(193,856)

Balance at end of year	$2,718,741	$2,502,296	$1,974,884

Reconciliation of accumulated depreciation:
Balance at beginning of year	$(240,172)	$(196,151)	$(172,651)
Depreciation expense	(50,995)	(46,616)	(39,071)
Cost of real estate sold/written off	2,554	2,595	15,571

Balance at end of year	$(288,613)	$(240,172)	$(196,151)

Aggregate cost for federal income tax purposes	$1,936,534	$1,821,810	$1,436,618

SCHEDULE IV
Equity One, Inc.
MORTGAGE LOANS ON REAL ESTATE

					Periodic			Carrying
					Payment		Face Amount of	Amount of
Type of Loan	Description	Location	Interest Rate	Final Maturity Date	Terms	Prior Liens	Mortgages	Mortgages
							(in thousands)
Mortgage Loan	Shopping Center	California	8%	6/17/2011	Interest only	—	$11,667	$11,667
Mortgage Loan	Shopping Center	California	8%	6/17/2011	Interest only	—	23,333	23,333

							$35,000	$35,000

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Composite Charter of the Company

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002