Form 10-Q
period 2011-03-31
EQUITY ONE, INC.
filed 2011-05-10
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Applicable only to Corporate Issuers:
As of May 2, 2011, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 108,646,003.

EQUITY ONE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2011 (unaudited)
and December 31, 2010
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Properties:
Income producing	$3,132,144	$2,643,871
Less: accumulated depreciation	(303,793)	(288,613)

Income producing properties, net	2,828,351	2,355,258

Construction in progress and land held for development	76,911	74,870
Properties held for sale	36,354	—

Properties, net	2,941,616	2,430,128
Cash and cash equivalents	11,214	38,333
Accounts and other receivables, net	9,695	15,181
Investments in and advances to unconsolidated joint ventures	108,811	59,736
Goodwill	10,790	10,790
Other assets	184,330	127,696

TOTAL ASSETS	$3,266,456	$2,681,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$682,217	$533,660
Unsecured senior notes payable	691,136	691,136
Unsecured revolving credit facilities	113,500	—

	1,486,853	1,224,796
Unamortized discount on notes payable, net	(16,810)	(21,923)

Total notes payable	1,470,043	1,202,873
Other liabilities:
Accounts payable and accrued expenses	35,868	32,885
Tenant security deposits	9,919	8,907
Deferred tax liabilities, net	45,949	46,523
Other liabilities	121,085	96,971

Total liabilities	1,682,864	1,388,159

Redeemable noncontrolling interests	3,855	3,864
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value — 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value — 150,000 shares authorized, 106,463 and 102,327 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,065	1,023
Common stock — Class A, $0.01 par value — 1 share authorized, issued and outstanding at March 31, 2011; no shares authorized, issued or outstanding at December 31, 2010	—	—
Additional paid-in capital	1,466,960	1,391,762
Distributions in excess of earnings	(70,517)	(105,309)
Accumulated other comprehensive loss	(1,472)	(1,569)

Total stockholders’ equity of Equity One, Inc.	1,396,036	1,285,907

Noncontrolling interests	183,701	3,934

Total stockholders’ equity	1,579,737	1,289,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,266,456	$2,681,864

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
For the three months ended March 31, 2011 and 2010
(In thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2011	2010
REVENUE:
Minimum rent	$65,474	$53,811
Expense recoveries	18,390	14,849
Percentage rent	1,466	1,045
Management and leasing services	466	373

Total revenue	85,796	70,078

COSTS AND EXPENSES:
Property operating	24,541	19,803
Rental property depreciation and amortization	22,475	16,331
General and administrative	11,978	10,087

Total costs and expenses	58,994	46,221

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	26,802	23,857

OTHER INCOME AND EXPENSE:
Investment income	693	159
Equity in income (loss) in unconsolidated joint ventures	634	(40)
Other income	129	53
Interest expense	(21,286)	(19,908)
Amortization of deferred financing fees	(543)	(446)
Gain on bargain purchase	53,467	—
Gain on extinguishment of debt	42	—

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	59,938	3,675
Income tax benefit of taxable REIT subsidiaries	565	1,068

INCOME FROM CONTINUING OPERATIONS	60,503	4,743

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	366	52

INCOME FROM DISCONTINUED OPERATIONS	366	52

NET INCOME	60,869	4,795

Net (income) loss attributable to noncontrolling interests	(2,383)	637

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$58,486	$5,432

EARNINGS PER COMMON SHARE — BASIC:
Continuing operations	$0.54	$0.06
Discontinued operations	—	—

	$0.54	$0.06

Number of Shares Used in Computing Basic Earnings per Share	106,254	87,714

EARNINGS PER COMMON SHARE — DILUTED:
Continuing operations	$0.51	$0.06
Discontinued operations	—	—

	$0.51	$0.06

Number of Shares Used in Computing Diluted Earnings per Share	117,258	88,166
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2011 and 2010
(In thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2011	2010
NET INCOME	$60,869	$4,795

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding gain on securities available for sale	—	14
Net amortization of interest rate contracts included in net income	16	16
Net unrealized gain (loss) on interest rate swap	81	(1,013)

Other comprehensive income (loss) adjustment	97	(983)

COMPREHENSIVE INCOME	60,966	3,812

Comprehensive (income) loss attributable to noncontrolling interests	(2,383)	637

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$58,583	$4,449

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
For the three months ended March 31, 2011
(In thousands, except per share data)
(Unaudited)

					Accumulated	Total
			Additional	Distributions in	Other	Stockholders’		Total
	Common Stock		Paid-In	Excess of	Comprehensive	Equity of Equity	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	One, Inc.	Interests	Equity
BALANCE, DECEMBER 31, 2010	102,327	$1,023	$1,391,762	$(105,309)	$(1,569)	$1,285,907	$3,934	$1,289,841
Issuance of common stock	85	1	36	—	—	37	—	37
Stock issuance cost	—	—	(124)	—	—	(124)	—	(124)
Share-based compensation expense	—	—	1,629	—	—	1,629	—	1,629
Net income	—	—	—	58,486	—	58,486	2,383	60,869
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	8	8
Dividends paid on common stock	—	—	—	(23,694)	—	(23,694)	—	(23,694)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,415)	(2,415)
Acquisition of C&C (US) No. 1	4,051	41	73,657	—	—	73,698	179,795	253,493
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Other comprehensive income adjustment	—	—	—	—	97	97	—	97

BALANCE, MARCH 31, 2011	106,463	$1,065	$1,466,960	$(70,517)	$(1,472)	$1,396,036	$183,701	$1,579,737

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$60,869	$4,795
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(902)	(539)
Accretion of below market lease intangibles, net	(2,014)	(1,888)
Equity in (income) loss in unconsolidated joint ventures	(634)	40
Gain on bargain purchase	(53,467)	—
Income tax benefit of taxable REIT subsidiaries	(565)	(1,068)
Provision for losses on accounts receivable	1,033	687
Amortization of discount on notes payable, net	236	724
Amortization of deferred financing fees	543	446
Depreciation and amortization	23,156	16,762
Share-based compensation expense	1,635	1,574
Amortization of derivatives	16	16
Gain on extinguishment of debt	(42)	—
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	5,113	3,945
Other assets	(958)	(8,770)
Accounts payable and accrued expenses	377	1,126
Tenant security deposits	141	(20)
Other liabilities	416	(2,395)

Net cash provided by operating activities	34,953	15,435

INVESTING ACTIVITIES:
Acquisition of income producing properties	(45,472)	(21,603)
Additions to income producing properties	(2,896)	(1,633)
Additions to and purchases of land held for development	—	(1,337)
Additions to construction in progress	(3,135)	(2,514)
Increase in deferred leasing costs and lease intangibles	(1,320)	(678)
Advances to joint ventures	—	21
Investment in consolidated subsidiary	—	(10,749)
Investment in joint ventures	(500)	(1,000)
Distributions of capital from joint ventures	226	197

Net cash used in investing activities	(53,097)	(39,296)

(Continued)
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(119,439)	$(34,996)
Net borrowings under revolving credit facilities	113,500	—
Proceeds from issuance of common stock	37	99,935
Payment of deferred financing costs	(252)	(358)
Stock issuance costs	(124)	(1,166)
Dividends paid to stockholders	(23,694)	(20,346)
Distributions to noncontrolling interests	(2,415)	—

Net cash (used in) provided by financing activities	(32,387)	43,069

Net (decrease) increase in cash and cash equivalents	(50,531)	19,208
Cash and cash equivalents obtained through acquisition	23,412	—
Cash and cash equivalents at beginning of the period	38,333	47,970

Cash and cash equivalents at end of the period	$11,214	$67,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $498 and $520 in 2011 and 2010, respectively)	$20,653	$19,444

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain on securities	$16	$14

The Company acquired upon acquisition of certain rental properties:
Income producing properties	$61,179	$46,601
Intangible and other assets	5,000	5,170
Intangible and other liabilities	(9,604)	(10,371)
Assumption of mortgage notes payable	(11,103)	(19,797)

Cash paid for rental properties	$45,472	$21,603

Net cash paid for the acquisition of C&C (US) No. 1 is as follows:
Income producing properties	$461,516	$—
Intangible and other assets	108,031	—
Intangible and other liabilities	(24,186)	—
Assumption of mortgage notes payable	(261,813)	—
Issuance of Equity One common stock	(73,698)	—
Noncontrolling interest in C&C (US) No. 1	(179,795)	—
Gain on bargain purchase	(53,467)	—
Cash acquired	23,412	—

Net cash paid for acquisition of C&C (US) No. 1	$—	$—

Net cash paid for acquisition of rental properties	$45,472	$21,603

(Concluded)
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
1. Organization and Basis of Presentation
Organization
We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers. We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995.
As of March 31, 2011, our consolidated property portfolio comprised 201 properties consisting of approximately 20.8 million square feet of gross leasable area, or GLA, including 177 shopping centers, ten development or redevelopment properties, nine non-retail properties and five land parcels. As of March 31, 2011 our core portfolio was 90.3% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 14 shopping centers, two retail properties, three office buildings and one apartment building totaling approximately 3.1 million square feet.
On January 4, 2011, we closed the acquisition of C&C (US) No. 1, Inc., which we refer to as CapCo, through a joint venture with Liberty International Holdings Limited, or LIH. At the time of acquisition, CapCo owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA. The results of CapCo have been included in our financial statements as of the date of acquisition. A more complete description of this acquisition is provided in Note 3 below.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those other entities where we have a controlling financial interest. Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.
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
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for a full year.
Our unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements included in our 2010 Annual Report on Form 10-K, but does not include all disclosures required under GAAP. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2011.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
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
Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized.
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
March 31, 2011
(Unaudited)
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
We use the equity method of accounting for investments in unconsolidated joint ventures when we own more than 20% but less than 50% of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our consolidated balance sheets and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of income. We derive revenue through our involvement with unconsolidated joint ventures in the form of management and leasing services and interest earned on loans and advances. We account for these revenues gross of our ownership interest in each respective joint venture and record our proportionate share of related expenses in equity in income (loss) of unconsolidated joint ventures.
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
Long-lived Assets
We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, the fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs. There were no impairment losses recognized for the three months ended March 31, 2011 and 2010.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
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
Accounts Receivable
Accounts receivable includes amounts billed to tenants and accrued expense recoveries due from tenants. We make estimates of the uncollectability of our accounts receivable using the specific identification method. We analyze accounts receivable and historical bad debt levels, tenant credit-worthiness, payment history and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable are written-off when they are deemed to be uncollectible and we are no longer actively pursuing collection. Our reported net income is directly affected by management’s estimate of the collectibility of accounts receivable.
Goodwill
Goodwill reflects the excess of the fair value of the acquired business over the fair value of net identifiable assets acquired in various business acquisitions. We account for goodwill in accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC.
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
March 31, 2011
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
Many of the lease agreements contain provisions that require the payment of additional rents based on the respective tenants’ sales volume (contingent or percentage rent) and substantially all contain provisions that require reimbursement of the tenants’ allocable real estate taxes, insurance and common area maintenance costs, or CAM. Revenue based on percentage of tenants’sales is recognized only after the tenant exceeds its sales breakpoint. Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.
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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
Share-Based Payment
Share-based compensation expense charged against earnings is summarized as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Restricted stock expense	$1,289	$1,084
Stock option expense	336	488
Employee stock purchase plan discount	4	2

Total equity-based expense	1,629	1,574
Restricted stock classified as liability	6	—

Total expense	1,635	1,574
Less amount capitalized	(56)	(26)

Net share-based compensation expense	$1,579	$1,548

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
Concentration of Credit Risk
A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of March 31, 2011, Publix Super Markets is our largest tenant and accounted for approximately 2.8 million square feet, or approximately 14.0% of our gross leasable area, and approximately $23.8 million, or 10.3%, of our annual minimum rent for the three months ended March 31, 2011. As of March 31, 2011, we had outstanding receivables from Publix Super Markets of approximately $852,000. No other tenant accounted for over 4.0% of our annual minimum rent.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
Recent Accounting Pronouncements
In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”), which requires a public entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, effective for fiscal years and interim periods within those years beginning December 15, 2010. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in FASB Topic 350 Intangibles — Goodwill and Others, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption had no material effect on our consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period, effective for fiscal years and interim periods within those years beginning on or after December 15, 2010. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. We have incorporated the required disclosures within this Quarterly Report on Form 10-Q where deemed applicable.
3. Acquisitions
Acquisition of Vons Circle Center
On March 16, 2011, we acquired Vons Circle Center, a 148,000 square foot shopping center located in Long Beach, California, for approximately $37.0 million. The purchase price was funded by the use of our line of credit and assumption of a mortgage with a principal balance of approximately $11.5 million which matures on October 10, 2028. During the three months ended March 31, 2011, we recognized approximately $82,000 of acquistion-related costs in connection with this purchase.
Acquisition of Circle Center West
On March 15, 2011, we acquired Circle Center West, a 64,000 square foot shopping center located in Long Beach, California, for approximately $20.0 million. The purchase price was funded by the use of our line of credit. During the three months ended March 31, 2011, we recognized approximately $62,000 of acquistion-related costs in connection with this purchase.
Acquisition of a Controlling Interest in CapCo
On January 4, 2011, we acquired a controlling ownership interest in CapCo through a joint venture with LIH. CapCo, which was previously wholly-owned by LIH, owns a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA, including Serramonte Shopping Center in Daly City, Plaza Escuela in Walnut Creek, The Willows Shopping Center in Concord, 222 Sutter Street in San Francisco, and The Marketplace Shopping Center in Davis. LIH is a subsidiary of Capital Shopping Centres Group PLC, a United Kingdom real estate investment trust. The results of CapCo’s operations have been included in our condensed consolidated financial statements from the date of acquisition. Our initial fair value purchase price allocations may be refined as additional information regarding fair values of the assets acquired and liabilities assumed is received.
At the closing of the transaction, LIH contributed all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for Class A Shares in the joint venture, representing an approximate 22% interest in the joint venture and we contributed a shared appreciation promissory note to the joint venture in the amount of $600.0 million and an additional $84.3 million in exchange for an approximate 78% interest in the joint venture, which consists of approximately 70% of the Class A joint venture shares and all of the Class B joint venture shares. The initial Class B joint venture shares are entitled to a preferred return of 1.5% per quarter. The actual payment of such amounts is limited to the extent that there is available cash remaining in any given period (subsequent to the payment of dividend equivalents to the holders of the Class A joint venture shares). Any remaining available cash after the preferred return is paid in a given period may be distributed, in an elective distribution, among the Class A and Class B joint venture shares,

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
with 83.333% attributable to the Class B joint venture shares and 16.667% to the Class A joint venture shares on a pro-rata basis among the holders of such joint venture shares. Based on the respective ownership percentages held by Equity One and LIH, this allocation provides for, to the extent distributions in excess of available cash are distributed to the joint venture partners in the attribution of approximately 95% of such residual amounts to Equity One and the remaining 5% to LIH.
In addition, at the closing, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for 4.1 million shares of our common stock and one share of our newly-established Class A common stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances and (ii) subject to certain limitations, entitles LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture shares held by LIH from time to time.
The joint venture shares received by LIH are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. LIH’s ability to participate in earnings of CapCo is limited to their right to receive distributions payable on their joint venture shares. These non-elective distributions are designed to mirror dividends paid on our common stock. As such, earnings attributable to the noncontrolling interest as reflected in our condensed consolidated statement of income will be limited to distributions made to LIH on its joint venture shares. Distributions to LIH in the three months ended March 31, 2011 were $2.4 million which was equivalent to the per share dividends declared on our common stock.
In connection with the CapCo transaction, we also executed an Equityholders Agreement, among us, Capital Shopping Centres plc (“CSC”), LIH, Gazit-Globe Ltd. (“Gazit”), MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. Pursuant to the Equityholders Agreement, we increased the size of our board of directors by one seat, effective January 4, 2011, and appointed a designee of CSC to the board. Subject to its continuing to hold a minimum number of shares of our common stock (on a fully diluted basis), CSC has the right to nominate one candidate for election to our board of directors at each annual meeting of our stockholders at which directors are elected.
Also in connection with the CapCo transaction, we amended our charter to (i) reclassify and designate one authorized but unissued share of our common stock as one share of a newly-established class of our capital stock, denominated as Class A Common Stock, (ii) add foreign ownership limits and (iii) modify the existing ownership limits for individuals (as defined for purposes of certain provisions of the Internal Revenue Code of 1986, as amended, or the Code). The foreign ownership limits provide that, subject to certain exceptions, a foreign person may not acquire, beneficially or constructively, any shares of our capital stock, if immediately following the acquisition of such shares, the fair market value of the shares of our capital stock owned, directly and indirectly, by all foreign persons (other than LIH and its affiliates) would comprise 29% or more of the fair market value of the issued and outstanding shares of our capital stock.
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
The consideration transferred by us to LIH with respect to acquiring our controlling interest in CapCo on January 4, 2011 comprised 4.1 million shares of our common stock. The fair value of the consideration transferred of $73.7 million was based on the closing market price, of $18.15 per share of our common stock on the closing date.
We incurred approximately $7.1 million of acquisition-related costs in connection with the CapCo transaction of which $1.8 million and $900,000 was recorded in general and administrative expenses in the accompanying condensed consolidated statements of income during the three months ended March 31, 2011 and 2010, respectively.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. See “Business Combinations” in Note 2 for the methods used to fair value the income producing properties and the related lease intangibles:

Estimated Fair Value
(In thousands)
Assets acquired:
Income producing properties	$425,199
Properties held for sale	36,317
Construction in progress	1,530
Cash and cash equivalents	23,412
Accounts and other receivables	663
Investments in and advances to joint ventures	48,092
Above-market leases	11,153
Other assets(1)	46,593

Total assets acquired	$592,959

Liabilities assumed:
Mortgage notes payable	$256,467
Unamortized premium on notes payable, net	5,346
Accrued expenses	8,957
Below-market leases	12,797
Tenant security deposits	871
Other liabilities	1,561

Total liabilities assumed	$285,999

Estimated fair value of net assets acquired	$306,960

(1)	Included under the caption “other assets” are in-place leases, lease commissions and lease origination costs.
Simultaneous with the closing of the transaction, we contributed an additional $84.3 million to the joint venture in exchange for additional Class B joint venture shares, which amount was used to repay the remaining principal amount due on the mortgage loan secured by the Serramonte Shopping Center. Although the mortgage loan was paid off at closing, the liability is reflected in the fair value of net assets acquired above since the obligation became ours upon closing.
The fair values of the acquired intangible assets and liabilities, all of which have definite lives and are amortized, were assigned as follows:

		Remaining Weighted-
	Fair Value	Average Useful Life
	(in thousands)
In-place leases	$38,222	6.2
Above-market leases	11,153	7.2
Lease commissions	4,583	7.8
Lease origination costs	992	6.0
Below-market leases	12,797	6.8

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
As of the acquisition date, we classified three properties with fair values totaling $36.3 million as held for sale. We report the operating results of properties classified as held for sale as discontinued operations. Results of these held for sale properties are included in a separate component of income on the condensed consolidated statement of income under the caption “operations of income producing properties sold or held for sale.”
The fair values of the mortgage notes payable were determined by use of present value techniques and appropriate market interest rates on a loan by loan basis. In valuing the mortgage notes at each property, we considered the loan-to-value (“LTV”) ratio, maturity date and other pertinent factors related to the loan as well as occupancy level, market location, physical property condition, the asset class, cash flow and other similar factors related to collateral. At the time of valuation, the range of possible borrowings varied by property from 5% to 7%.
The fair value of the noncontrolling interest in CapCo was estimated by reference to the amount that LIH would be entitled to receive upon a redemption of its Class A joint venture shares, which is equal to the value of the same number of shares of Equity One common stock plus any accrued but unpaid quarterly distributions with respect to the Class A joint venture shares. As a result, the approximately 11.4 million joint venture shares were valued based on the closing price of Equity One common stock on January 4, 2011. We engaged a third party valuation firm to independently value the joint venture shares considering the economic risks and rewards that are unique to a holder of such joint venture shares. In this case, consideration was given to the restriction on transferability and the probability that such joint venture shares would not be redeemed for shares of our stock for at least five years due to the tax obligations that LIH would incur upon their conversion. A 12.8% discount to the January 4, 2011 stock price was used to value these joint venture shares using the Finnerty Model, a prominent valuation model used by valuation experts to approximate the value of non-marketable investments. The fair value of the joint venture shares held by LIH was estimated at $15.83 per share, or $179.8 million in aggregate.
The fair value of the identifiable assets acquired and liabilities assumed exceeded the sum of the fair value of the consideration transferred and the fair value of the noncontrolling interest. The fair value of the assets acquired significantly increased from the date the original purchase terms were agreed upon until the closing of the transaction on January 4, 2011. In addition, as discussed above, the fair value of the consideration paid reflected a 12.8% discount applicable to the noncontrolling interest. As a result, we recognized a gain of approximately $53.5 million which is included in the line item entitled “gain on bargain purchase” in the condensed consolidated statement of income for the three months ended March 31, 2011.

Reconciliation of Bargain Purchase
(In thousands)
Fair value of net assets acquired	$306,960
Fair value of consideration transferred	(73,698)
Fair value of noncontrolling interest	(179,795)

Gain from bargain purchase	$53,467

The amounts of revenues and earnings of CapCo included in our condensed consolidated statement of income from the acquisition date are as follows:

For the three months ended
March 31, 2011
(In thousands)
Revenues	$12,294
Net loss attributable to Equity One, Inc.	$(1,527)

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
The accompanying unaudited pro forma information for the three months ended March 31, 2011 and 2010 is presented as if the acquisition of CapCo on January 4, 2011 had occurred on January 1, 2010. This pro forma information is based upon the historical financial statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of our operations would have been had the above occurred, nor do they purport to predict the results of operations of future periods. The unaudited pro forma information for the three months ended March 31, 2011 was adjusted to exclude $53.5 million of gain from bargain purchase, $1.8 million of acquisition related costs, and $550,000 of reorganization costs related to the acquisition. The unaudited pro forma information for the three months ended March 31, 2010 was adjusted to include these income and expense items and adjusted to exclude $900,000 of acquisition related costs recorded during that period.

	Three Months Ended March
	31,
	2011	2010
	(In thousands)
Revenues	$85,796	$83,294
Net income attributable to Equity One, Inc.	$2,669	$69,643
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
4. Investments in Joint Ventures
In December 2010, we acquired ownership interests in three properties through joint ventures. Two of the properties are located in California and were acquired through partnerships (the “Equity One/Vestar JVs”) with Vestar Development Company (“Vestar”). In both of these joint ventures, we hold a 95% interest, and they are consolidated. Each Equity One/Vestar JV holds a 50.5% ownership interest in each of the California properties through two separate joint ventures with Rockwood Capital (the “Rockwood JVs”). The Equity One/Vestar JVs’ ownership interests in the properties are accounted for under the equity method. Included in our investment are two bridge loans with an aggregate balance of $35.0 million, secured by the properties, made by the Equity One/Vestar JVs to the Rockwood JVs as short-term financing until longer-term mortgage financing can be obtained. If the Rockwood JVs are unable to obtain mortgage financing, the Equity One/Vestar JVs may be contractually required to convert all or a portion of the bridge loans to equity or purchase some or all of Rockwood’s remaining ownership interest.
The Rockwood JVs are considered variable interest entities (VIEs) for which the Equity One/Vestar JVs, which we control, are not the primary beneficiary. The Rockwood JVs were primarily established to own and operate real estate and were deemed VIEs because the initial equity investment at risk may not be sufficient to permit the entities to finance their activities without additional financial support. Additional equity may be required from the partners if the ventures are unable to refinance with longer-term mortgage debt in excess of the $35.0 million bridge loans. We determined that the Equity One/Vestar JVs are not the primary beneficiary of these VIEs based on shared control of the VIEs and the lack of controlling financial interest.
Our aggregate investment in these VIEs was approximately $47.1 million as of March 31, 2011, which is included in investments in and advances to joint ventures in the accompanying condensed consolidated balance sheets. Our maximum exposure to loss as a result of our involvement with these VIEs is estimated to be $59.0 million, which primarily represents our current investment and estimated future funding commitments and buyout provisions. We have not provided financial support to these VIEs, other than as contractually required, and all future funding will be provided in the form of capital contributions by Rockwood and the Equity One/Vestar JVs in accordance with the respective ownership percentages.
In connection with the CapCo acquisition on January 4, 2011, we acquired ownership interests in three properties located in California through joint ventures. The joint ventures include Pacific Financial Center, Parnassus Heights Medical Center, and Trio Apartments. The aggregate fair value of these joint ventures as of January 4, 2011 was $48.1 million. Our ownership interests in these properties are accounted for under the equity method.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
In addition, in connection with our acquisition of CapCo, we acquired a special purpose entity which holds a 58% controlling interest in the Senator office building located in Sacramento, California. At the time of our acquisition, the special purpose entity and the other co-owners in the Senator building were in default of a $38.3 million loan secured by the property. The loan is non-recourse, other than for certain customary carve-outs which are also guaranteed by Equity One Realty & Management CA, Inc., the entity formerly known as Capital & Counties USA, Inc. As a result of the continuing default, the lender and special servicer have accelerated the loan and may exercise any of the remedies provided to them under the loan documents, including the right to foreclose on our interest in the property. Additionally, the special servicer has required that all tenant rental payments be deposited in a restricted lockbox account under its control thereby preventing us and the other co-owners from having direct access to rental payments. Although we and the other co-owners continued to hold title to the property as of March 31, 2011, it has been our intention since the date we acquired our interest in the property to cooperate with the special servicer and lender to relinquish title. Accordingly, we assigned no value to our interest in this special purpose entity and we recorded a liability of $3.4 million for costs related to resolving this matter which is included in other liabilities in the condensed consolidated balance sheet at March 31, 2011. There can be no assurance that we will be able to resolve these matters in a short period of time.
As of March 31, 2011, our investment in unconsolidated joint ventures, which is presented net of a deferred gain of approximately $2.9 million associated with the disposition of assets to our GRI-EQY I, LLC venture, was composed of the following:

				Investment Balance
	Number of			March 31,	December 31,
Joint Venture	Properties	Location	Ownership	2011	2010
				(In thousands)
GRI-EQY I, LLC	10	GA, SC, FL	10.0%	$7,099	$7,046
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,025	3,109
Madison 2260, Realty, LLC	1	NY	8.6%	1,066	1,066
Madison 1235, Realty, LLC	1	NY	20.1%	1,000	1,000
Talega Village Center JV, LLC (1)	1	CA	50.5%	3,938	3,916
Vernola Marketplace JV, LLC (1)	1	CA	50.5%	8,204	8,127
Parnassus Heights Medical Center	1	CA	50.0%	14,313	—
Trio Apartments(2)	1	CA	68.2%	25,960	—
Pacific Financial Center, LLC	1	CA	50.0%	8,752	—

Total				73,357	24,264

Advances to unconsolidated joint ventures (3)				35,454	35,472

Investments in and advances to unconsolidated joint ventures				$108,811	$59,736

(1)	Our effective interest in both the Talega and Vernola JVs is 48% when considering the 5% noncontrolling interest held by Vestar.

(2)	Ownership percentage based on a hypothetical liquidation which considers the preferred return structure of the joint venture.

(3)	Included in this amount is the $35.0 million in bridge loans to the Rockwood JVs.
Equity in income from joint ventures totaled approximately $634,000 for the three months ended March 31, 2011. For the three months ended March 31, 2010, equity in loss from joint ventures totaled approximately $40,000. Fees paid to us associated with these joint ventures totaled approximately $367,000 and $301,000 for the three months ended March 31, 2011 and 2010, respectively.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
5. Other Assets
The following is a summary of the composition of other assets in the condensed consolidated balance sheets:

	March 31,	December 31,
	2011	2010
	(In thousands)
Lease intangible assets, net	$108,698	$60,603
Leasing commissions, net	27,454	23,124
Straight-line rent receivable, net	18,088	17,186
Deposits and mortgage escrow	14,344	17,964
Prepaid and other expenses	8,377	1,413
Deferred financing costs, net	5,705	5,998
Furniture and fixtures, net	1,664	1,408

Total other assets	$184,330	$127,696

6. Borrowings
Mortgage Notes Payable
The following table is a summary of our mortgage notes payable balances in the condensed consolidated balance sheets:

	March 31,	December 31,
	2011	2010
	(In thousands)
Mortgage Notes Payable
Fixed rate mortgage notes	$682,217	$533,660
Unamortized discount, net	(14,155)	(19,168)

Total	$668,062	$514,492

Weighted average-interest rate of fixed rate mortgage notes	6.08%	6.26%
Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain mortgage loans with an aggregate principal balance of $219.3 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents we will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our revolving lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition or cash flows.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
During the three months ended March 31, 2011, and 2010, we prepaid, without penalty, $31.0 million and $31.5 million in mortgage loans with a weighted-average interest rate of 7.18% and 8.59%, respectively.
In connection with our acquisition of CapCo, we assumed mortgage indebtedness of $172.0 million with a weighted average interest rate of 6.18% and maturity dates through November 15, 2019. Additionally, we assumed a mortgage with a principal balance of approximately $11.5 million related to our acquisition of Vons Circle Center. This mortgage matures on October 10, 2028 with payments based on a 25-year amortization schedule at a fixed interest rate of 5.20%.
Unsecured Senior Notes
Our outstanding unsecured senior notes payable in the condensed consolidated balance sheets consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Unsecured Senior Notes Payable
7.84% Senior Notes, due 1/23/12	$10,000	$10,000
6.25% senior notes, due 12/15/14	250,000	250,000
5.375% Senior Notes, due 10/15/15	107,505	107,505
6.0% Senior Notes, due 9/15/16	105,230	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.0% Senior Notes, due 9/15/17	116,998	116,998

Total Unsecured Senior Notes	691,136	691,136
Unamortized discount, net	(2,655)	(2,755)

Total	$688,481	$688,381

Weighted-average interest rate, net of discount adjustment	6.06%	6.06%
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
Unsecured Revolving Credit Facilities
Our primary credit facility is with a syndicate of banks and provides $400.0 million of unsecured revolving credit, which we increased during 2010 from $227.0 million through the addition of six new lenders and the exercise of the facility’s accordion feature. The amended facility bears interest at our option at (i) applicable LIBOR plus 1.00% to 1.70%, depending on the credit ratings of our senior unsecured notes, or (ii) daily LIBOR plus 3.0%. The amended facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $35.0 million swing line facility for short term borrowings and a $20.0 million letter of credit commitment. The facility expires on October 17, 2011, with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, fixed charge coverage ratios, unencumbered properties, permitted investments and others. If a default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of March 31, 2011, we had $113.5 million drawn against the credit facility. There was no outstanding balance as of December 31, 2010.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of March 31, 2011 and December 31, 2010. This facility provides for the issuance of up to $15.0 million in outstanding letters of credit. The facility bears interest at the rate of LIBOR plus 140 basis points and expires on May 9, 2011. On May 9, 2011, the credit facility was extended until May 8, 2012 under the existing terms.
As of March 31, 2011, the maximum availability under these credit facilities was approximately $157.1 million, net of outstanding letters of credit and subject to the covenants in the loan agreements.
7. Other Liabilities
The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	March 31,	December 31,
	2011	2010
	(In thousands)
Lease intangible liabilities, net	$109,164	$90,428
Prepaid rent	8,181	6,436
Other	3,740	107

Total other liabilities	$121,085	$96,971

8. Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code (“Code”), commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries (“TRSs”). Accordingly, the only provision for federal income taxes in our consolidated financial statements relates to our consolidated TRSs. We recorded an income tax benefit during the three months ended March 31, 2011 and 2010 of approximately $565,000 and $1.1 million, respectively. These benefits are primarily attributable to the net operating losses generated by DIM Vastgoed, N.V. (“DIM”), a Dutch company in which we acquired a controlling interest in the first quarter of 2009. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. In 2010, DIM did not pay any U.S. income tax, which reflected the benefit of net operating loss carry forwards (“NOLs”) in previous years. As of March 31, 2011, DIM had federal and state NOLs of approximately $22.5 million and $24.3 million remaining, respectively. These carry forwards begin to expire in 2027.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for income tax liabilities are adequate for all years still subject to tax audit after 2006.
9. Noncontrolling Interests
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
On January 14, 2009, we acquired a controlling interest in DIM which required us to consolidate DIM’s results as of the acquisition date. Upon consolidation, we recorded $25.8 million of noncontrolling interest which represented the fair value of the portion of DIM’s equity that we did not own upon acquisition. Subsequent changes to the noncontrolling interest in stockholders’ equity result from the allocation of losses, and additional shares purchased from the noncontrolling interests. Our ownership in DIM as of March 31, 2011 was 97.4%.
The following table shows the effects on our equity resulting from the changes in our ownership interest in DIM:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income attributable to Equity One, Inc.	$58,486	$5,432
Increase in our paid-in capital for purchase of 500 and 2,273,031 DIM ordinary shares for the three months ended March 31, 2011 and 2010, respectively	—	7,289

Net transfers from noncontrolling interest	—	7,289

Change from net income attributable to Equity One, Inc. and transfers from noncontrolling interest	$58,486	$12,721

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
In December 2010, we acquired controlling interests in three joint ventures with Vestar which required us to consolidate their results as of the acquisition date. Upon consolidation, we recorded $5.2 million of noncontrolling interest which represented the fair value of the portion of the joint venture equity that we did not own upon acquisition. For the Equity One/Vestar JVs, $2.4 million of noncontrolling interest is recorded in permanent equity in our condensed consolidated balance sheet at March 31, 2011 and December 31, 2010. The Vestar Arizona JV contains certain provisions which may require us to redeem the noncontrolling interest at fair market value at Vestar’s option. Due to the redemption feature, we have recorded the $2.9 million of noncontrolling interest associated with this venture in the mezzanine section of our condensed consolidated balance sheet at March 31, 2011 and December 31, 2010, which approximates redemption value. The carrying amount of Vestar’s redeemable noncontrolling interest will be increased by periodic accretions, which shall be recognized against paid-in capital, such that the carrying amount of the noncontrolling interest will equal the mandatory redemption amount.
Additionally, we acquired a controlling interest in CapCo on January 4, 2011 which required us to consolidate CapCo’s results as of the acquisition date. We recorded $179.8 million of noncontrolling interest upon consolidation, which represented the fair value of the portion of CapCo’s equity that we did not own upon acquisition. The $179.8 million of noncontrolling interest is reflected in the stockholders’ equity section of our condensed consolidated balance sheet as permanent equity at March 31, 2011. Since LIH, the noncontrolling party, only participates in the earnings of CapCo to the extent of dividends declared on our common stock and considering that dividends are generally declared and paid in the same quarter, subsequent changes to the noncontrolling interest will only occur if dividends are declared but not paid, or if we acquire all or a portion of LIH’s interest or if its joint venture shares in CapCo are converted into our common stock. See note 3 above for a discussion of the CapCo joint venture.
10. Stockholders’ Equity and Earnings Per Share
At the closing of the CapCo acquisition on January 4, 2011, LIH contributed all of the outstanding shares of CapCo’s common stock to a joint venture between us and LIH in exchange for approximately 11.4 million Class A joint venture shares. The Class A joint venture shares are redeemable by the joint venture upon LIH’s option until the tenth anniversary of the closing of the CapCo transaction for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments.
Also in connection with the CapCo acquisition on January 4, 2011, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A common stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, entitles LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture shares held by LIH from time to time.
The share of Class A common stock issued to LIH is the only share of the Class A common stock issued and outstanding as of March 31, 2011. We have not provided a separate calculation of earnings per share (“EPS”) for this Class A common stock due to immateriality; however, we have allocated earnings to the share of Class A common stock in our calculations of EPS for basic and diluted common stock, to the extent that it participated in dividends.
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
March 31, 2011
(Unaudited)
Earnings per Share
The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share amounts)
Income from continuing operations	$60,503	$4,743
Net (income) loss attributable to noncontrolling interests	(2,383)	637

Income from continuing operations attributable to Equity One, Inc.	58,120	5,380
Allocation of continuing income to restricted stock awards	(734)	(76)
Allocation of continuing income to the Class A common stockholder	(5)	—

Income from continuing operations attributable to common stockholders	57,381	5,304
Income from discontinued operations attributable to common stockholders	366	52
Allocation of discontinued income to restricted share awards	(5)	—

Income from discontinued operations attributable to common stockholders	361	52

Net income available to common stockholders	$57,742	$5,356

Weighted average shares outstanding — Basic	106,254	87,714
Basic earnings per share attributable to the common stockholders:
Basic earnings per share from continuing operations	$0.54	$0.06
Basic earnings per share from discontinued operations	—	—

Earnings per common share — Basic	$0.54	$0.06

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share amounts)
Income from continuing operations	$60,503	$4,743
Net (income) loss attributable to noncontrolling interests	(2,383)	637

Income from continuing operations attributable to Equity One, Inc.	58,120	5,380
Allocation of continuing income to restricted share awards	(694)	(76)
Allocation of continuing income to Class A common stockholders	(5)	—
Allocation of earnings associated with DIM contingent shares	—	(99)
Income attributable to convertible EQY-CSC partnership units	2,415	—

Income from continuing operations attributable to common stockholders	$59,836	$5,205
Income from discontinued operations attributable to common stockholders	366	52
Allocation of discontinued income to restricted share awards	(5)	—

Income from discontinued operations attributable to common stockholders	361	52

Net income available to common stockholders	$60,197	$5,257

Weighted average shares outstanding — Basic	106,254	87,714
Convertible EQY-CSC partnership units	10,853	—
Stock options using the treasury method	151	113
Executive incentive plan shares using the treasury method	—	47
Contingent shares to be issued for DIM stock	—	292

Weighted average shares outstanding — Diluted	117,258	88,166

Diluted earnings per share attributable to the common stockholders:
Diluted earnings per share from continuing operations	$0.51	$0.06
Diluted earnings per share from discontinued operations	—	—

Earnings per common share — Diluted	$0.51	$0.06

Options to purchase 1.9 million shares of common stock at prices ranging from $18.88 to $26.66 and $17.79 to $26.66, per share were outstanding at March 31, 2011 and December 31, 2010, respectively, but were not included in the computation of diluted EPS because the option prices were greater than the average market price of our common shares.
11. Share-Based Payment Plans
As of March 31, 2011, we have stock options and restricted stock outstanding under our 2000 Executive Incentive Compensation Plan (“2000 Plan”). The 2000 Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. Following an amendment to the 2000 Plan approved by our stockholders on May 2, 2011, the total number of shares of common stock that may be issued under the 2000 Plan was increased from 8.5 million shares to 13.5 million shares, and the expiration date for the 2000 Plan was extended for an additional seven years, among other amendments. As of March 31, 2011, 55,000 shares were available for issuance under the 2000 Plan; following the amendment to the 2000 Plan on May 2, 2011, an additional 5.0 million were available for issuance thereunder. In addition, in connection with the initial employment of Jeffrey S. Olson, our Chief Executive Officer, we issued Mr. Olson options to purchase 364,660 shares of common stock.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
The term of each award is determined by our compensation committee, but in no event can be longer than ten years from the date of grant. The vesting of the awards is determined by the committee, in its sole and absolute discretion, at the date of grant of the award. Dividends are paid on certain shares of non-vested restricted stock, which makes the restricted stock a participating security under the Earnings Per Share Topic of the FASB ASC. Certain options, restricted stock and other share awards provide for accelerated vesting if there is a change in control, as defined in the 2000 Plan.
The fair value of each option awarded during 2011 and 2010 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatilities, dividend yields, employee exercises and employee forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of the grant and charge to expense such amounts ratably over the vesting period. For grants with a graded vesting schedule, we have elected to recognize compensation expense on a straight-line basis. We used the shortcut method described in the Share Compensation Topic of the FASB ASC for determining the expected life used in the valuation method.
The following table presents stock option activity during the three months ended March 31, 2011:

		Weighted-Average
	Shares Under Option	Exercise Price
	(in thousands)
Outstanding at January 1, 2011	3,346	$20.73
Granted	228	$19.07

Outstanding at March 31, 2011	3,574	$20.62

Exercisable at March 31, 2011	2,403	$22.05

The following table presents information regarding restricted stock activity during the three months ended March 31, 2011:

		Weighted-Average
	Unvested Shares	Price
	(in thousands)
Unvested at January 1, 2011	1,247	$17.11
Granted	126	$18.73
Vested	(83)	$17.75
Forfeited	—	—

Unvested at March 31, 2011	1,290	$17.22

During the three months ended March 31, 2011, we granted 126,000 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 3 years, except for 69,333 shares of restricted stock awarded to Thomas Caputo, our President, as part of his new employment agreement with us which was executed on January 28, 2011, (i) 34,666 shares of which will vest on December 31, 2012; and (ii) 34,667 of which will vest on December 31, 2014, in each case if either Mr. Caputo is then employed by us under his employment agreement or if the vesting of such shares accelerates in the event of certain terminations. The total vesting-date value of the 83,132 shares of restricted stock that vested during the three months ended March 31, 2011 was $1.5 million.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
On August 9, 2010, 698,894 restricted shares were awarded to Jeffrey S. Olson as part of his new employment agreement with us. Of this amount, 582,412 restricted shares (“Contingent Shares”) were issued under the 2000 Plan and will vest if the total shareholder return of the Company over a four-year measurement period commencing on January 1, 2011 exceeds the average total shareholder return of a peer group of publicly traded retail property REITs, as well as an absolute return threshold. All of the Contingent Shares will vest on December 31, 2014 (or such shorter time as provided in the employment agreement) if the total shareholder return of the Company for the measurement period both (1) exceeds the average total shareholder return of the peer group of companies by at least 300 basis points and (2) equals or exceeds 9%. If the contingent shares do not meet the full vesting requirements, one-half of the Contingent Shares will vest on December 31, 2014 if the total shareholder return of the Company for the measurement period both (1) exceeds the average total shareholder return of the peer group of companies by at least 150 basis points and (2) equals or exceeds 6%. Mr. Olson must be employed by the Company on the vesting date. Mr. Olson will receive any dividends declared on the Contingent Shares over the measurement period and those dividends will not be forfeited by Mr. Olson if the Contingent Shares fail to vest.
On January 28, 2011, we entered into employment agreements with Mr. Caputo, Arthur L. Gallagher, the Company’s Executive Vice President, President, South Florida, General Counsel and Corporate Secretary, and Mark Langer, the Company’s Executive Vice President and Chief Financial Officer, which are effective as of February 1, 2011. The initial term of each employment agreement ends December 31, 2014 and will automatically renew for successive one-year periods unless either party gives the other written notice at least six months before the expiration of the applicable term of that party’s intent to let the employment agreement expire. We granted an aggregate of 800,000 restricted shares (the “Executive Shares”) under the new employment agreements which will vest if the total shareholder return of the Company over a four-year measurement period commencing on February 1, 2011 exceeds the average total shareholder return of a peer group of publicly traded retail property REITs, as well as an absolute return threshold. The total return thresholds for the Executive Shares are the same as the thresholds applicable to the Contingent Shares awarded to Mr. Olson. Messrs Caputo, Gallager, and Langer do not participate in dividends over the performance period and must be employed by the Company on the vesting date to receive the shares.
The Contingent Shares and the Executive Shares were each valued at approximately $4.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used the statistical formula underlying the Black-Scholes-Merton binomial formula. For the Contingent Shares, we recognize compensation expense over the requisite service period from August 8, 2010 through December 31, 2014. For the Executive Shares, we recognize compensation expense over the requisite service period from January 28, 2011 through December 31, 2014. During the three months ended March 31, 2011, we recognized approximately $190,000 and $257,000 of compensation expense related to the Executive Shares and Contingent Shares, respectively.
Pursuant to their employment agreements, each of our executive officers is entitled to an annual bonus based upon the achievement of certain performance levels established by our compensation committee. We anticipate that the performance levels will be set for each calendar year so that each executive can reasonably be expected to earn a bonus for such calendar year in an amount equal to 50% of his base salary for each of Messrs. Olson and Caputo and 100% of his base salary for each of Messrs. Langer and Gallagher. Bonuses for Messrs. Olson and Caputo are payable in cash; bonuses for Messrs. Langer and Gallagher are payable one-half in cash and one-half in shares of restricted stock, which shares will vest in equal portions on the first, second and third year anniversaries of the grant date, subject to the executive then being employed by us, provided that the number of shares of restricted stock that would otherwise be granted to Mr. Langer for any bonus with respect to the 2011 or 2012 calendar years will be reduced (but not below zero) by 12,500 shares. No bonus will be payable for Mr. Langer or Mr. Gallagher in respect of a calendar year in which such executive allows his employment agreement to expire. If we allow either Mr. Langer’s or Mr. Gallagher’s employment agreement to expire, all unvested shares of restricted stock granted to the executive in respect of the foregoing annual bonuses will continue to vest as if the executive had been employed through the last date such shares would have otherwise vested.
As of March 31, 2011, we had $22.4 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under the 2000 Plan. This expense is expected to be recognized over a weighted-average period of 3.4 years.
12. Commitments and Contingencies
As of March 31, 2011, we had pledged letters of credit having an aggregate face amount of $3.8 million as additional security for financial and other obligations.
We have invested an aggregate of approximately $76.9 million in development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $139.7 million to complete, based on our current plans and estimates. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.
As of March 31, 2011, we have entered into contracts to purchase $70.0 million in commercial real estate. These contracts have passed the due diligence period and the $9.5 million in deposits are non-refundable, except as otherwise provided in the contract. We expect to fund the remaining purchase consideration using availability on our line of credit.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of March 31, 2011 will have a material adverse effect on our financial condition, results of operations or cash flows.
At March 31, 2011, we are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties. At March 31, 2011, minimum annual payments under non-cancellable operating leases are as follows:

Years ending	Amount
2011	$446
2012	766
2013	692
2014	692
2015	663
Thereafter	4,159

Total	$7,418

13. Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation; however, we have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions. We currently have one significant environmental remediation liability on our consolidated balance sheet related to our Westbury land acquisition. The capitalized cost associated with this acquisition comprised the purchase price plus a preliminary estimate of the cost of environmental remediation for the site of $5.9 million, which was based on a range provided by third party environmental consultants. This range varied from $5.9 million to $8.4 million on an undiscounted basis, with no amount being more likely than any other at the time the study was performed. During the three months ended March 31, 2011, we paid approximately $1.9 million related to the environmental remediation for the site. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
14. Fair Value Measurements
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
Recurring and Non-Recurring Fair Value Measurements
We held no assets or liabilities that were required to be measured at fair value as of March 31, 2011 and December 31, 2010.
We are required to perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, result from values established by Level 3 valuations. During the three months ended March 31, 2011, we did not record any goodwill impairment.
Valuation Methods
Long term incentive plan — We have a long-term incentive plan for four of our executives based on our total shareholder return versus returns for five of our peer companies. The fair value of this plan is determined using the average trial-specific value of the awards eligible for grant under the plan based upon a Monte Carlo simulation model. This model considers various assumptions, including time value, volatility factors, current market and contractual prices as well as projected future market prices for our common stock as well as common stock of our peer companies over the performance period. Substantially all of these assumptions are observable in the marketplace throughout the full term of the plan, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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
Cash and Cash Equivalents and Accounts and Other Receivables — The carrying amounts reported in the balance sheets for these financial instruments approximate fair value because of their short maturities.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
Notes Receivable — The fair value is estimated by using the current interest rates at which similar loans would be made. The carrying amounts reported in the balance sheets approximate fair value.
Mortgage Notes Payable — The fair value estimated at March 31, 2011 and December 31, 2010 was $731.6 million and $573.5 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount of these notes was approximately $688.1 million and $514.5 million at March 31, 2011 and December 31, 2010, respectively.
Unsecured Senior Notes Payable — The fair value estimated at March 31, 2011 and December 31, 2010 was $713.8 million and $712.4 million, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount of these notes was approximately $688.5 million and $688.4 million at March 31, 2011 and December 31, 2010, respectively.
The fair market value calculation of our debt, for the period ended March 31, 2011, includes assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculation uses a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages and senior notes are consistent with current market trends.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
16. Condensed Consolidating Financial Information
Many of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facilities. The guarantees are joint and several and full and unconditional.

		Combined
Condensed Consolidating Balance		Guarantor	Non-Guarantor	Eliminating
Sheet as of March 31, 2011	Equity One, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$943,920	$662,811	$1,334,976	$(91)	$2,941,616
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	217,274	40,864	953,233	(886,531)	324,840

Total Assets	$2,389,504	$703,675	$2,288,209	$(2,114,932)	$3,266,456

LIABILITIES
Mortgage notes payable	$34,484	$60,075	$732,280	$(144,622)	$682,217
Unsecured revolving credit facilities	113,500	—	—	—	113,500
Unsecured senior notes payable	1,291,136	—	67,000	(667,000)	691,136
Unamortized/unaccreted (discount)/ premium on notes payable	(2,766)	486	(14,530)	—	(16,810)
Other liabilities	24,091	59,779	142,359	(13,408)	212,821

Total Liabilities	1,460,445	120,340	927,109	(825,030)	1,682,864
Redeemable noncontrolling interests	—	—	—	3,855	3,855
STOCKHOLDERS’ EQUITY	929,059	583,335	1,361,100	(1,293,757)	1,579,737

Total Liabilities and Stockholders’ Equity	$2,389,504	$703,675	$2,288,209	$(2,114,932)	$3,266,456

		Combined
Condensed Consolidating Balance		Guarantor	Non-Guarantor	Eliminating
Sheet as of December 31, 2010	Equity One, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$1,051,572	$545,602	$833,045	$(91)	$2,430,128
Investment in affiliates	628,310	—	—	(628,310)	—
Other assets	198,010	46,873	161,653	(154,800)	251,736

Total Assets	$1,877,892	$592,475	$994,698	$(783,201)	$2,681,864

LIABILITIES
Mortgage notes payable	$71,019	$34,349	$572,914	$(144,622)	$533,660
Unsecured senior notes payable	691,136	—	—	—	691,136
Unamortized/unaccreted (discount)/ premium on notes payable	(1,938)	469	(20,454)	—	(21,923)
Other liabilities	31,647	50,610	113,298	(10,269)	185,286

Total Liabilities	791,864	85,428	665,758	(154,891)	1,388,159
Redeemable noncontrolling interests	—	—	—	3,864	3,864
STOCKHOLDERS’ EQUITY	1,086,028	507,047	328,940	(632,174)	1,289,841

Total Liabilities and Stockholders’ Equity	$1,877,892	$592,475	$994,698	$(783,201)	$2,681,864

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

		Combined
Condensed Consolidating Statement of Income for	Equity One,	Guarantor	Non-Guarantor	Eliminating
the three months ended March 31, 2011	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$23,598	$15,541	$26,335	$—	$65,474
Expense recoveries	5,787	5,130	7,473	—	18,390
Percentage rent	341	320	805	—	1,466
Management and leasing services	—	24	442	—	466

Total revenue	29,726	21,015	35,055	—	85,796

EQUITY IN SUBSIDIARIES’ EARNINGS:	20,684	—	—	(20,684)	—

COSTS AND EXPENSES:
Property operating	9,044	5,520	9,977	—	24,541
Rental property depreciation and amortization	5,957	4,593	11,925	—	22,475
General and administrative	7,023	2,274	2,681	—	11,978

Total costs and expenses	22,024	12,387	24,583	—	58,994

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	28,386	8,628	10,472	(20,684)	26,802
OTHER INCOME AND EXPENSE:
Investment income	1,140	—	10,822	(11,269)	693
Equity in income in unconsolidated joint ventures	—	—	634	—	634
Other income	118	—	11	—	129
Interest expense	(21,763)	(788)	(10,004)	11,269	(21,286)
Amortization of deferred financing fees	(479)	(19)	(45)	—	(543)
Gain on bargain purchase	53,467	—	—	—	53,467
Gain on extinguishment of debt	—	42	—	—	42

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	60,869	7,863	11,890	(20,684)	59,938
Income tax (provision) benefit of taxable REIT subsidiaries	—	(8)	573	—	565

INCOME FROM CONTINUING OPERATIONS	60,869	7,855	12,463	(20,684)	60,503

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	—	—	366	—	366

INCOME FROM DISCONTINUED OPERATIONS	—	—	366	—	366

NET INCOME (LOSS)	60,869	7,855	12,829	(20,684)	60,869
Net (income) loss attributable to noncontrolling interests	(2,383)	—	—	—	(2,383)

NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$58,486	$7,855	$12,829	$(20,684)	$58,486

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

		Combined
Condensed Consolidating Statement of Income for	Equity One,	Guarantor	Non-Guarantor	Eliminating
the three months ended March 31, 2010	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$24,082	$14,078	$15,651	$—	$53,811
Expense recoveries	5,982	4,722	4,145	—	14,849
Percentage rent	343	322	380	—	1,045
Management and leasing services	—	13	360	—	373

Total revenue	30,407	19,135	20,536	—	70,078

EQUITY IN SUBSIDIARIES’ EARNINGS:	6,933	—	—	(6,933)	—

COSTS AND EXPENSES:
Property operating	8,170	5,398	6,235	—	19,803
Rental property depreciation and amortization	6,061	4,104	6,166	—	16,331
General and administrative	7,865	956	1,266	—	10,087

Total costs and expenses	22,096	10,458	13,667	—	46,221

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	15,244	8,677	6,869	(6,933)	23,857
OTHER INCOME AND EXPENSE:
Investment income	1,284	17	8	(1,150)	159
Equity in loss in unconsolidated joint ventures	—	—	(40)	—	(40)
Other income	43	—	10	—	53
Interest expense	(11,445)	(1,788)	(7,825)	1,150	(19,908)
Amortization of deferred financing fees	(383)	(31)	(32)	—	(446)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	4,743	6,875	(1,010)	(6,933)	3,675
Income tax benefit of taxable REIT subsidiaries	—	175	893	—	1,068

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,743	7,050	(117)	(6,933)	4,743

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	52	—	—	—	52

INCOME FROM DISCONTINUED OPERATIONS	52	—	—	—	52

NET INCOME (LOSS)	4,795	7,050	(117)	(6,933)	4,795
Net loss attributable to noncontrolling interests	637	—	—	—	637

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$5,432	$7,050	$(117)	$(6,933)	$5,432

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

		Combined
Condensed Consolidating Statement of Cash Flows		Guarantor	Non-Guarantor
for the three months ended March 31, 2011	Equity One, Inc.	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$59,053	$35,155	$(59,255)	$34,953

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	—	(45,472)	(45,472)
Additions to income producing properties	(1,892)	(479)	(525)	(2,896)
Additions to construction in progress	(745)	(2,381)	(9)	(3,135)
Increase in deferred leasing costs and lease intangibles	(629)	(403)	(288)	(1,320)
Investment in joint ventures	—	—	(500)	(500)
Distributions of capital from joint ventures	—	—	226	226

Net cash (used in) provided by investing activities	(3,266)	(3,263)	(46,568)	(53,097)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(477)	(867)	(118,095)	(119,439)
Net borrowings under revolving credit facilities	113,500	—	—	113,500
Proceeds from issuance of common stock	37	—	—	37
Payment of deferred financing costs	(252)	—	—	(252)
Stock issuance costs	(124)	—	—	(124)
Dividends paid to stockholders	(23,694)	—	—	(23,694)
Distributions to noncontrolling interests	(2,415)	—	—	(2,415)

Net cash provided by (used in) financing activities	86,575	(867)	(118,095)	(32,387)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	142,362	31,025	(223,918)	(50,531)
CASH AND CASH EQUIVALENTS OBTAINED THROUGH ACQUISITION	—	—	23,412	23,412

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	38,333	—	—	38,333

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$180,695	$31,025	$(200,506)	$11,214

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

		Combined
Condensed Consolidating Statement of Cash Flows for the		Guarantor	Non-Guarantor
three months ended March 31, 2010	Equity One, Inc.	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Net cash provided by operating activities	$5,203	$5,770	$4,462	$15,435

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	—	(21,603)	(21,603)
Additions to income producing properties	(367)	(216)	(1,050)	(1,633)
Additions to and purchases of land held for development	(1,337)	—	—	(1,337)
Additions to construction in progress	(2,132)	(139)	(243)	(2,514)
Increase in deferred leasing costs and lease intangibles	(234)	(128)	(316)	(678)
Advances to joint ventures	21	—	—	21
Investment in consolidated subsidiary	(10,749)	—	—	(10,749)
Investment in joint ventures	(1,000)	—	—	(1,000)
Distributions of capital from joint ventures	197	—	—	197
Advances to subsidiaries, net	(47,823)	28,238	19,585	—

Net cash (used in) provided by investing activities	(63,424)	27,755	(3,627)	(39,296)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(835)	(33,525)	(636)	(34,996)
Proceeds from issuance of common stock	99,935	—	—	99,935
Payment of deferred financing costs	(159)	—	(199)	(358)
Stock issuance costs	(1,166)	—	—	(1,166)
Dividends paid to stockholders	(20,346)	—	—	(20,346)

Net cash provided by (used in) financing activities	77,429	(33,525)	(835)	43,069

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,208	—	—	19,208
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	47,970	—	—	47,970

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$67,178	$—	$—	$67,178

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
17. Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our March 31, 2011 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements.
On April 1, 2011, we repaid, without penalty, a $6.7 million mortgage loan with an interest rate of 9.19%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.
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
As of March 31, 2011, our consolidated property portfolio comprised 201 properties consisting of approximately 20.8 million square feet of gross leasable area, or GLA, including 177 shopping centers, ten development or redevelopment properties, nine non-retail properties and five land parcels. As of March 31, 2011 our core portfolio was 90.3% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 14 shopping centers, two retail properties, three office buildings and one apartment building totaling approximately 3.1 million square feet.
On January 4, 2011, we closed the acquisition of C&C (US) No. 1, Inc., which we refer to as CapCo, through a joint venture with Liberty International Holdings Limited, or LIH. At the time of acquisition, CapCo owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA. A more complete description of this acquisition is provided below in the section entitled “Business Combination” and in Note 3 to the condensed consolidated financial statements included in this report.
The economic downturn in 2009 and 2010 continues to affect our business. While economic conditions in many of our markets have modestly improved, macro-economic challenges, such as low consumer confidence, high unemployment and reduced consumer spending, have adversely affected many retailers and continue to adversely affect the retail sales of many regional and local tenants in some of our markets. While most of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles, other tenants in our shopping centers, particularly smaller shop tenants, have been particularly vulnerable as they have faced both declining sales and reduced access to capital. As a result, some tenants have requested rent adjustments and abatements, while other tenants have not been able to continue in business at all. We believe the fact that 70.1% of our shopping centers are supermarket-anchored serves as a competitive advantage because supermarket sales have not been as affected as the sales of many other classes of retailers, and our supermarkets continue to draw traffic to these centers.
We have responded to these challenges by undertaking intensive leasing efforts, negotiating reductions in certain recoverable expenses from our vendors, and making case-by-case assessments of rent relief based on the financial and operating strength of our tenants. These macro-economic trends have made it more difficult for us to achieve our objectives of growing our business through internal rent increases, re-cycling capital from lower-tiered assets into higher quality properties, and growing our asset management business. To the extent that challenging economic conditions persist in 2011, we would expect small shop leasing to continue to be very difficult. We anticipate that our core portfolio occupancy and same center net operating income for fiscal year 2011 will either remain relatively flat or experience a modest increase as compared to fiscal year 2010.
While the leasing environment remains challenging for small shop tenants, the overall retail real estate market continues to improve. This improvement can be seen in valuations for assets in primary and tertiary markets. Based on market conditions, we may seek to create additional relationships with institutional partners that have lower costs of capital and look to acquire assets in our primary markets. In addition, in order to improve the quality of our overall portfolio and given the pricing improvement for assets in tertiary markets, we may dispose of assets in these markets and reinvest the proceeds in higher quality assets in our primary markets.

Notwithstanding the difficult operating environment, the execution of our business strategy during the first quarter of 2011 resulted in:
•	the acquisition of a controlling interest in CapCo;

•	the acquisition of two shopping centers located in Long Beach, California representing an aggregate of approximately 212,000 square feet of GLA for an aggregate purchase price of $57.0 million and the assumption of a mortgage with a principal balance of approximately $11.5 million;

•	the prepayment of approximately $31.0 million principal amount in mortgage debt;

•	the signing of 52 new leases totaling 159,622 square feet at an average rental rate of $10.65 per square foot as compared to the prior in-place average rent of $12.01 per square foot in 2010, on a same space basis;

•	the renewal and extension of 101 leases totaling 353,163 square feet at an average rental rate of $14.70 per square foot as compared to the prior in-place average rent of $14.97 per square foot, on a same space basis; and

•	no change in our core shopping center portfolio occupancy rate, which was 90.3% at both March 31, 2011 and December 31, 2010.
Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents, recoveries of expenses that we have incurred and pass through to the individual tenants and percentage rents that are based on specified percentages of tenants’ revenues, in each case as provided in the particular leases.
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

Comparison of the three months ended March 31, 2011 to 2010
The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended March 31, 2011 as compared to the same period in 2010:

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)
Total revenue	$85,796	$70,078	22.4%
Property operating expenses	24,541	19,803	23.9%
Rental property depreciation and amortization	22,475	16,331	37.6%
General and administrative expenses	11,978	10,087	18.7%
Investment income	693	159	335.8%
Equity in income (loss) in unconsolidated joint venture	634	(40)	1,685.0%
Interest expense	21,286	19,908	6.9%
Gain on bargain purchase	53,467	—	N/M *
Income tax benefit of taxable REIT subsidiaries	565	1,068	(47.1)%
Income from discontinued operations	366	52	603.8%
Net income	60,869	4,795	1,169.4%

*	N/M = not meaningful
Total revenue increased by $15.7 million, or 22.4%, to $85.8 million in 2011 from $70.1 million in 2010. The increase is primarily attributable to the following:
•	an increase of approximately $16.4 million associated with properties acquired in 2010 and 2011; offset by
•	a decrease of approximately $300,000 in revenue due primarily to lower percentage rent income and lower small shop occupancy which also has the effect of lowering rental expense recoveries; and
•	a decrease of approximately $500,000 related to various development and redevelopment projects which were income producing in 2010 but were under construction in 2011.
Property operating expenses increased by $4.7 million, or 23.9%, to $24.5 million in 2011 from $19.8 million in 2010. The increase primarily consists of the following:
•	an increase of approximately $4.8 million associated with properties acquired in 2011 and 2010; and
•	an increase of approximately $180,000 related to higher snow removal costs; and
•	an increase of approximately $150,000 related to higher bad debt expense; offset by
•	a decrease of approximately $350,000 in external property management fees as we assumed the property management responsibilities of the DIM portfolio in the second quarter of 2010.
Rental property depreciation and amortization increased by $6.1 million, or 37.6%, to $22.5 million for 2011 from $16.3 million in 2010. The increase was primarily related to the following:
•	an increase of approximately $6.9 million related to depreciation on properties acquired in 2011 and 2010; offset by

•	a decrease of approximately $800,000 related to accelerated depreciation recognized in 2010 related to tenant vacancies; there were no material tenant vacancies generating accelerated depreciation expense in 2011.
General and administrative expenses increased by $1.9 million, or 18.7%, to $12.0 million for 2011 from $10.1 million in 2010. The increase in 2011 was primarily related to the following:
•	an increase of approximately $1.1 million in acquisition costs primarily related to our 2011 acquisitions;

•	an increase of approximately $717,000 due to additional personnel related, in part, to the acquisition of CapCo;
•	an increase of approximately $550,000 in severance costs related to CapCo; and
•	an increase of approximately $100,000, primarily due to higher office rent, including our new office in California; offset by
•	a decrease of approximately $640,000, primarily related to legal, consulting and other costs incurred in 2010 associated with activities to acquire the remaining ordinary shares of DIM.
Investment income increased by $534,000, or 335.8%, to $693,000 for 2011 from $159,000 in 2010. The increase was primarily related to interest earned on bridge loans made to unconsolidated joint ventures.
We recorded income in unconsolidated joint ventures of approximately $634,000 in 2011 compared to a net loss of $40,000 for the same period in 2010. The increase is primarily due to new unconsolidated joint ventures formed in December 2010 and the unconsolidated joint ventures acquired as part of the CapCo transaction.
Interest expense increased by $1.4 million, or 6.9%, to $21.3 million for 2011 from $19.9 million in 2010. The increase is primarily attributable to the following:
•	an increase of approximately $1.3 million primarily associated with mortgage assumptions in 2010 and 2011 related to acquisitions; and
•	an increase of approximately $200,000 associated with higher bank fees primarily due to our line of credit expansion.
The gain on bargain purchase of approximately $53.5 million recognized in 2011 was generated from our acquisition of a controlling interest in CapCo. No comparable amounts are included in 2010. The gain represents the difference between the fair value of the net assets acquired of $307.0 million and the fair value of the consideration paid of $253.5 million. For a more complete description of the fair value measurement see Note 3 to the condensed consolidated financial statements included in this report.
We recorded net income tax benefits during the three months ended March 31, 2011 and 2010 of approximately $565,000 and $1.1 million, respectively. The decrease in tax benefit was primarily due to a decrease in the net loss from DIM resulting in approximately $600,000 in tax benefit for 2011 compared to $893,000 in tax benefit for the same period in 2010.
Income from discontinued operations increased by $314,000 primarily due to two income producing properties acquired through CapCo which are classified as held for sale. The operating results for these properties will be classified as discontinued until they are sold.
As a result of the foregoing, net income increased by $56.1 million, to $60.9 million in the first quarter of 2011, compared to net income of $4.8 million in the first quarter of 2010.
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

The following table illustrates the calculation of FFO for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income attributable to Equity One, Inc.	$58,486	$5,432
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	22,382	15,046
Net adjustment for unvested shares and noncontrolling interest (1)	2,415	—
Pro rata share of real estate depreciation from unconsolidated joint ventures	582	309

Funds from operations	$83,865	$20,787

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Earnings per diluted share attributable to Equity One, Inc.	$0.51	$0.06
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.19	0.17
Net adjustment for unvested shares and noncontrolling interest (1)	0.02	0.01
Pro rata share of real estate depreciation from unconsolidated joint ventures	—	—

Funds from operations per diluted share	$0.72	$0.24

(1)	Includes net effect of: (a) distributions paid with respect to unvested shares held by a noncontrolling interest; and (b) an adjustment to compensate for the rounding of the individual calculations.
Critical Accounting Policies
Our 2010 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sale of real estate, business acquisitions, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, securities, goodwill, share based compensation and incentive awards, and discontinued operations. For the three month period ended March 31, 2011, there were no material changes to these policies.
Liquidity and Capital Resources
Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our stockholders in the form of dividends. Our status as a REIT requires that we distribute 90% of our REIT taxable income (including net capital gains) each year, as defined in the Code.

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
As of March 31, 2011, we had approximately $11.2 million of cash and cash equivalents available. At that date, we had two revolving credit facilities providing for borrowings of up to $415.0 million of which $157.1 million was available to be drawn, subject to covenants contained in those facilities which may otherwise limit borrowings. On May 9, 2011, our $15.0 million credit facility was extended until May 8, 2012 under the existing terms.
For the remainder of 2011, we have approximately $35.3 million in debt maturities in addition to normal recurring principal amortization payments. Our available cash and revolving credit facilities will be used to fund our debt maturities as well as prospective acquisitions and our normal operating expenses. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and development of new shopping centers. At March 31, 2011, we had invested approximately $76.9 million in development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $139.7 million to complete based on our current plans and estimates.
Historically, we have funded these requirements through a combination of sources which were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.
2011 liquidity events
While our availability under our lines of credit are sufficient to operate our business for the remainder of 2011, if we identify acquisition opportunities that meet our investment objectives, we may need to raise additional capital.
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the quarter:
•	We acquired two shopping centers for an aggregate purchase price of $57.0 million and assumed a mortgage with a principal balance of approximately $11.5 million;
•	We assumed mortgage debt having an aggregate principal balance of approximately $172.0 million and a weighted average interest rate of 6.18% related to the CapCo acquisition;
•	We prepaid, without penalty, approximately $31.0 million in mortgage debt prior to maturity; and
•	We had net borrowings of $113.5 million under our unsecured revolving line of credit.

Summary Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Three Months Ended
	March 31,
	(In thousands)
			Increase
	2011	2010	(Decrease)
Net cash provided by operating activities	$34,953	$15,435	$19,518
Net cash used in investing activities	$(53,097)	$(39,296)	$(13,801)
Net cash (used in) provided by financing activities	$(32,387)	$43,069	$(75,456)
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service, and quarterly dividends. Net cash provided by operating activities totaled approximately $35.0 million for the three months ended March 31, 2011 compared to approximately $15.4 million in the 2010 period. The increase is attributable to an increase in cash from operations, an increase in investment income and an increase in cash provided by operating assets and liabilities, primarily accounts receivable and other assets, as well as other liabilities.
Net cash used in investing activities was approximately $53.1 million for the three months ended March 31, 2011 compared with approximately $39.3 million used in investing activities during the three months ended March 31, 2010. Investing activities during the current period consisted primarily of acquisitions of operating properties of $45.5 million and additions to investment in rental property, land and construction of $2.9 million. In the prior year period, cash flow used in investing activities was primarily related to investments in consolidated subsidiaries and real estate ventures of $11.7 million, and acquisitions of operating properties, and additions to investment in rental property, land and construction of $27.1 million.
Net cash used in financing activities totaled approximately $32.4 million for the three months ended March 31, 2011 compared with approximately $43.1 million net cash provided by financing activities for the same period in 2010. The largest cash outflow for the 2011 period related to repayments of $119.4 million in principal amount of mortgage debt and the payment of $23.7 million in dividends. This increase was offset in part by cash provided by net borrowings under revolving credit facilities of $113.5 million. In the prior year, cash provided by financing activities was mainly attributable to net proceeds of approximately $98.9 million from our equity offering, offset in part by cash used in repayments of $35.0 million in principal amount of mortgage debt and the payment of $20.3 million in dividends.

Future Contractual Obligations. The following table sets forth certain information regarding future contractual obligations, excluding interest, as of March 31, 2011:

	Payments due by period
		Less than			More than
	Total	1 year (1)	1-2 years	3-5 years	5 years
	(In thousands)
Contractual Obligations
Mortgage notes payable:
Scheduled amortization	$130,697	$12,100	$31,002	$33,392	$54,203
Balloon payments	551,520	34,756	150,102	260,896	105,766

Total mortgage obligations	682,217	46,856	181,104	294,288	159,969

Unsecured revolving credit facilities	113,500	113,500	—	—	—
Unsecured senior notes	691,136	—	10,000	462,735	218,401
Purchase contracts	70,000	70,000	—	—	—
Operating leases	7,418	446	1,458	2,046	3,468
Construction commitments	4,977	4,977	—	—	—

Total contractual obligations	$1,569,248	$235,779	$192,562	$759,069	$381,838

(1)	Amount represents balance of obligation for the remainder of the 2011 year.
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
Off-Balance Sheet Arrangements
Joint Ventures: We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable-interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures. As of March 31, 2011, we had four unconsolidated joint ventures and two passive joint venture ownership interests.
In December 2010, we acquired ownership interests in three properties through joint ventures. Two of the properties are located in California and were acquired through partnerships (the “Equity One/Vestar JVs”) with Vestar Development Company (“Vestar”). In both of these joint ventures, we hold a 95% interest and they are consolidated. Each Equity One/Vestar JV holds a 50.5% ownership interest in each of the California properties through two separate joint ventures with Rockwood Capital (the “Rockwood JVs”). The Equity One/Vestar JVs ownership interests in the properties are accounted for under the equity method. Included in our investment are two bridge loans with an aggregate balance of $35.0 million, secured by the properties, made by the Equity One/Vestar JVs to the Rockwood JVs as short-term financing until longer-term mortgage financing can be obtained. If the Rockwood JVs are unable to obtain mortgage financing, the Equity One/Vestar JVs may be contractually required to convert all or a portion of the bridge loans to equity or purchase some or all of Rockwood’s remaining ownership interest.
The Rockwood JVs are considered variable interest entities (VIEs) for which the Equity One/Vestar JVs, which we control, are not the primary beneficiary. The Rockwood JVs were primarily established to own and operate real estate and were deemed VIEs because the initial equity investment at risk may not be sufficient to permit the entities to finance their activities without additional financial support. Additional equity may be required from the partners if the ventures are unable to refinance with longer-term mortgage debt in excess of the $35.0 million bridge loans. We determined that the Equity One/Vestar JVs are not the primary beneficiary of these VIEs based on shared control of the VIEs and the lack of controlling financial interest.

Our aggregate investment in these VIEs was approximately $47.1 million as of March 31, 2011, which is included in investments in and advances to joint ventures in the accompanying condensed consolidated balance sheets. Our maximum exposure to loss as a result of our involvement with these VIEs is estimated to be $59.0 million, which primarily represents our current investment and estimated future funding commitments and buyout provisions. We have not provided financial support to these VIEs, other than as contractually required, and all future funding will be provided in the form of capital contributions by Rockwood and the Equity One/Vestar JVs in accordance with the respective ownership percentages.
CapCo holds ownership interests in three properties located in California through joint ventures. The joint ventures include Pacific Financial Center, Parnassus Heights Medical Center, and Trio Apartments. The aggregate fair value of these joint ventures as of January 4, 2011 was $48.1 million. Our ownership interests in these properties are accounted for under the equity method.
In addition, CapCo holds a special purpose entity which in turn holds a 58% controlling interest in the Senator office building located in Sacramento, California. At the time of our acquisition, the special purpose entity and the other co-owners in the Senator building were in default of a $38.3 million loan secured by the property. The loan is non-recourse, other than for certain customary carve-outs which are also guaranteed by Equity One Realty & Management CA, Inc. As a result of the continuing default, the lender and special servicer have accelerated the loan and may exercise any of the remedies provided to them under the loan documents, including the right to foreclose on our interest in the property. Additionally, the special servicer has required that all tenant rental payments be deposited in a restricted lockbox account under its control thereby preventing us and the other co-owners from having direct access to rental payments. Although we and the other co-owners continued to hold title to the property as of March 31, 2011, it has been our intention since the date we acquired our interest in the property to cooperate with the special servicer and lender to relinquish title. Accordingly, we assigned no value to our interest in this special purpose entity and we have recorded a liability of $3.4 million for costs related to resolving this matter. There can be no assurance that we will be able to resolve these matters in a short period of time.
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
Contingencies
Letters of Credit: As of March 31, 2011, we have pledged letters of credit having an aggregate face amount of $3.8 million as additional security for financial and other obligations. Substantially all of our letters of credit are issued under our revolving credit facilities.
Construction Commitments: As of March 31, 2011, we have entered into construction commitments and have outstanding obligations to fund approximately $5.0 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and available cash.
Operating Lease Obligations: We are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $7.4 million.
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
Non-Refundable Deposits: As of March 31, 2011, we have entered into contracts to purchase $70.0 million in commercial real estate. These contracts have past the due diligence period and the $9.5 million in deposits are non-refundable, except as otherwise provided in the contract.
Other than the obligations described above and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements as of March 31, 2011 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, capital expenditures or capital resources.

Business Combination
On January 4, 2011, we acquired a controlling ownership interest in CapCo through a joint venture with LIH. CapCo, which was previously wholly-owned by LIH, owns a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA, including Serramonte Shopping Center in Daly City, Plaza Escuela in Walnut Creek, The Willows Shopping Center in Concord, 222 Sutter Street in San Francisco, and The Marketplace Shopping Center in Davis. LIH is a subsidiary of Capital Shopping Centres Group PLC, a United Kingdom real estate investment trust. The results of CapCo’s operations have been included in our condensed consolidated financial statements from the date of acquisition. Our initial fair value purchase price allocations may be refined as additional information regarding fair values of the assets acquired and liabilities assumed is received.
At the closing of the transaction, LIH contributed all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for Class A joint venture shares, representing an approximate 22% interest in the joint venture and we contributed a shared appreciation promissory note to the joint venture in the amount of $600.0 million and an additional $84.3 million in exchange for an approximate 78% interest in the joint venture, which consists of approximately 70% of the Class A joint venture shares and all of the Class B joint venture shares. The initial Class B joint venture shares are entitled to a preferred return of 1.5% per quarter. The actual payment of such amounts is limited to the extent that there is available cash remaining in any given period (subsequent to the payment of dividend equivalents to the holders of the Class A joint venture shares). Any remaining available cash after the preferred return is paid in a given period may be distributed, in an elective distribution, among the Class A and Class B joint venture shares, with 83.333% attributable to the Class B joint venture shares and 16.667% to the Class A joint venture shares on a pro-rata basis among the holders of such shares. Based on the respective ownership percentages held by Equity One and LIH, this allocation provides for, to the extent distributions in excess of available cash are distributed to the joint venture partners in the attribution of approximately 95% of such residual amounts to Equity One and the remaining 5% to LIH.
In addition, at the closing, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for 4.1 million shares of our common stock and one share of our newly-established Class A common stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances and (ii) subject to certain limitations, entitles LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture shares held by LIH from time to time.
The joint venture shares received by LIH are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. LIH’s ability to participate in earnings of CapCo is limited to their right to receive distributions payable on their joint venture shares. These non-elective distributions are designed to mirror dividends paid on our common stock. As such, earnings attributable to the noncontrolling interest as reflected in our condensed consolidated statement of income will be limited to distributions made to LIH on their joint venture shares. Distributions to LIH in the three months ended March 31, 2011 were $2.4 million which was equivalent to the per share dividends declared on our common stock.
In connection with the CapCo transaction, we also executed an Equityholders Agreement, among us, Capital Shopping Centres plc (“CSC”), LIH, Gazit-Globe Ltd. (“Gazit”), MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. Pursuant to the Equityholders Agreement, we increased the size of our board of directors by one seat, effective January 4, 2011, and appointed a designee of CSC to the board. Subject to its continuing to hold a minimum number of shares of our common stock (on a fully diluted basis), CSC has the right to nominate one candidate for election to our board of directors at each annual meeting of our stockholders at which directors are elected.
Also in connection with the CapCo transaction, we amended our charter to (i) reclassify and designate one authorized but unissued share of our common stock as one share of a newly-established class of our capital stock, denominated as Class A common stock, (ii) add foreign ownership limits and (iii) modify the existing ownership limits for individuals (as defined for purposes of certain provisions of the Internal Revenue Code of 1986, as amended, or the Code). The foreign ownership limits provide that, subject to certain exceptions, a foreign person may not acquire, beneficially or constructively, any shares of our capital stock, if immediately following the acquisition of such shares, the fair market value of the shares of our capital stock owned, directly and indirectly, by all foreign persons (other than LIH and its affiliates) would comprise 29% or more of the fair market value of the issued and outstanding shares of our capital stock.
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
Equity
Also in connection with the CapCo acquisition on January 4, 2011, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A Common Stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, entitles LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture shares held by LIH from time to time.
The share of Class A common stock issued to LIH is the only share of the Class A common, stock issued and outstanding as of March 31, 2011. We have not provided a separate calculation of earnings per share (“EPS”) for this Class A common stock due to immateriality; however, we have allocated earnings to the share of Class A common stock in our calculations of EPS for basic and diluted common stock, to the extent that it participated in dividends.
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
Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation; however, we have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions. We currently have one significant environmental remediation liability on our consolidated balance sheet related to our Westbury land acquisition. The capitalized cost associated with this acquisition comprised the purchase price plus a preliminary estimate of the cost of environmental remediation for the site of $5.9 million, which was based on a range provided by third party environmental consultants. This range varied from $5.9 million to $8.4 million on an undiscounted basis, with no amount being more likely than any other at the time the study was performed. During the three months ended March 31, 2011, we paid approximately $1.9 million related to the environmental remediation for the site. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.
Future Capital Requirements
We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and our short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I —Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Among the factors that could cause actual results to differ materially are:
•	general economic conditions, including the current recession, competition and the supply of and demand for shopping center properties in our markets;
•	risks that tenants will not remain in occupancy or pay rent, or pay reduced rent due to declines in their businesses;
•	interest rate levels and the availability of financing;
•	potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;
•	greater than anticipated construction or operating costs;
•	inflationary, deflationary and other general economic trends;
•	the effects of hurricanes and other natural disasters;
•	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;
•	impairment charges related to changes in market values of our properties as well as those related to our disposition activity; and
•	other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.
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
As of March 31, 2011, we had $113.5 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at our option at (i) applicable LIBOR plus 1.00% to 1.70%, depending on the credit ratings of our senior unsecured notes, or (ii) daily LIBOR plus 3.0%. Considering the total outstanding balance of $113.5 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $600,000 per year.
The fair value of our fixed-rate debt is $1.4 billion as of March 31, 2011, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $58.0 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $61.3 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.4 billion, the balance as of March 31, 2011.
Hedging Activities
As of March 31, 2011, we had not entered into any hedging activity.
Other Market Risks
As of March 31, 2011, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Neither we nor our properties are subject to any material litigation. We and our properties may be subject to routine litigation and administrative proceedings arising in the ordinary course of business which, collectively, are not expected to have a material adverse affect on our business, financial condition, results of operations, or our cash flows.

ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2010, Part I —Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in such risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)	Exhibits:

10.1	Limited Liability Company Agreement of EQY-CSC LLC, dated as of January 4, 2011 (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on January 7, 2011 and incorporated by reference herein).

10.2	Registration and Liquidity Rights Agreement by and between Equity One, Inc., and Liberty International Holdings Limited, dated as of January 4, 2011 (filed as Exhibit 10.2 to Equity One’s Current Report on Form 8-K filed with the SEC on January 7, 2011 and incorporated by reference herein).

10.3	Shared Appreciation Promissory Note, dated as of January 4, 2011 (filed as Exhibit 10.3 to Equity One’s Current Report on Form 8-K filed with the SEC on January 7, 2011 and incorporated by reference herein).

10.4	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between Equity One, Inc. and Thomas A. Caputo (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated by reference herein).

10.5	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between Equity One, Inc. and Arthur L. Gallagher (filed as Exhibit 10.2 to Equity One’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated by reference herein).

10.6	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between Equity One, Inc. and Mark Langer (filed as Exhibit 10.3 to Equity One’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated by reference herein).

10.7	Amended and Restated Employment Agreement, dated as of August 9, 2010 and effective as of January 1, 2011, by and between Equity One, Inc. and Jeffrey S. Olson (filed as Exhibit 10.4 to Equity One’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated by reference herein).

10.8	Equity One, Inc. Amended and Restated 2000 Executive Incentive Plan, as amended and restated through May 2, 2011 (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on May 4, 2011 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011	EQUITY ONE, INC.

/s/ Mark Langer Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2011

/s/ Angela F. Valdes Angela F. Valdes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description

10.1	Limited Liability Company Agreement of EQY-CSC LLC, dated as of January 4, 2011 (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on January 7, 2011 and incorporated by reference herein).

10.2	Registration and Liquidity Rights Agreement by and between Equity One, Inc., and Liberty International Holdings Limited, dated as of January 4, 2011 (filed as Exhibit 10.2 to Equity One’s Current Report on Form 8-K filed with the SEC on January 7, 2011 and incorporated by reference herein).

10.3	Shared Appreciation Promissory Note, dated as of January 4, 2011 (filed as Exhibit 10.3 to Equity One’s Current Report on Form 8-K filed with the SEC on January 7, 2011 and incorporated by reference herein).

10.4	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between Equity One, Inc. and Thomas A. Caputo (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated by reference herein).

10.5	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between Equity One, Inc. and Arthur L. Gallagher (filed as Exhibit 10.2 to Equity One’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated by reference herein).

10.6	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between Equity One, Inc. and Mark Langer (filed as Exhibit 10.3 to Equity One’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated by reference herein).

10.7	Amended and Restated Employment Agreement, dated as of August 9, 2010 and effective as of January 1, 2011, by and between Equity One, Inc. and Jeffrey S. Olson (filed as Exhibit 10.4 to Equity One’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated by reference herein).

10.8	Equity One, Inc. Amended and Restated 2000 Executive Incentive Plan, as amended and restated through May 2, 2011 (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on May 4, 2011 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.