Form 10-Q
period 2011-06-30
EQUITY ONE, INC.
filed 2011-08-09
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Commission File No. 001-13499
EQUITY ONE, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1794271

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1600 N.E. Miami Gardens Drive
N. Miami Beach, Florida	33179

(Address of principal executive offices)	(Zip Code)
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
Yes ☑     No ☐
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
Yes ☐     No ☑
Applicable only to Corporate Issuers:
As of August 2, 2011, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 114,654,390.

EQUITY ONE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2011 (unaudited)
and December 31, 2010
(In thousands, except share par value amounts)

	June 30,	December 31,
	2011	2010
ASSETS
Properties:
Income producing	$3,159,282	$2,643,871
Less: accumulated depreciation	(317,785)	(288,613)

Income producing properties, net	2,841,497	2,355,258
Construction in progress and land held for development	76,509	74,870
Properties held for sale	37,217	—

Properties, net	2,955,223	2,430,128
Cash and cash equivalents	17,176	38,333
Accounts and other receivables, net	12,564	15,181
Investments in and advances to unconsolidated joint ventures	121,183	59,736
Goodwill	10,645	10,790
Other assets	179,641	127,696

TOTAL ASSETS	$3,296,432	$2,681,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$658,273	$533,660
Unsecured senior notes payable	691,136	691,136
Unsecured revolving credit facilities	63,500	—

	1,412,909	1,224,796
Unamortized discount on notes payable, net	(16,592)	(21,923)

Total notes payable	1,396,317	1,202,873
Other liabilities:
Accounts payable and accrued expenses	38,669	32,885
Tenant security deposits	9,791	8,907
Deferred tax liabilities, net	45,354	46,523
Other liabilities	122,987	96,971

Total liabilities	1,613,118	1,388,159

Redeemable noncontrolling interests	3,851	3,864
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value — 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value — 150,000 shares authorized, 112,532 and 102,327 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,125	1,023
Additional paid-in capital	1,584,418	1,391,762
Distributions in excess of earnings	(88,131)	(105,309)
Accumulated other comprehensive loss	(1,443)	(1,569)

Total stockholders’ equity of Equity One, Inc.	1,495,969	1,285,907

Noncontrolling interests	183,494	3,934

Total stockholders’ equity	1,679,463	1,289,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,296,432	$2,681,864

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
For the three and six months ended June 30, 2011 and 2010
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
REVENUE:
Minimum rent	$67,364	$54,732	$132,735	$108,428
Expense recoveries	19,586	15,761	37,967	30,600
Percentage rent	660	313	2,126	1,358
Management and leasing services	641	399	1,107	772

Total revenue	88,251	71,205	173,935	141,158

COSTS AND EXPENSES:
Property operating	24,702	20,152	49,190	39,912
Rental property depreciation and amortization	24,351	16,755	46,786	33,043
General and administrative	13,335	11,741	25,312	21,828

Total costs and expenses	62,388	48,648	121,288	94,783

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	25,863	22,557	52,647	46,375

OTHER INCOME AND EXPENSE:
Investment income	969	489	1,662	648
Equity in income (loss) in unconsolidated joint ventures	177	(42)	811	(82)
Other income	41	103	170	156
Interest expense	(21,246)	(19,335)	(42,532)	(39,243)
Amortization of deferred financing fees	(562)	(454)	(1,105)	(900)
Gain on bargain purchase	—	—	53,467	—
Gain on sale of real estate	4,606	440	4,606	440
Gain on extinguishment of debt	213	63	255	63
Other expense	(145)	—	(145)	—

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	9,916	3,821	69,836	7,457
Income tax benefit of taxable REIT subsidiaries	553	926	1,118	1,994

INCOME FROM CONTINUING OPERATIONS	10,469	4,747	70,954	9,451

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	390	24	774	115
(Loss) gain on disposal of income producing properties	(13)	1,458	(13)	1,458
Impairment loss on income producing properties held for sale	(1,277)	—	(1,277)	—

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(900)	1,482	(516)	1,573

NET INCOME	9,569	6,229	70,438	11,024

Net (income) loss attributable to noncontrolling interests	(2,135)	10	(4,517)	647

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$7,434	$6,239	$65,921	$11,671

EARNINGS PER COMMON SHARE — BASIC:
Continuing operations	$0.07	$0.05	$0.61	$0.11
Discontinued operations	(0.01)	0.02	—	0.02

	$0.07	$0.07	$0.61	$0.13

Number of Shares Used in Computing Basic Earnings per Share	108,942	92,141	107,605	89,939

EARNINGS PER COMMON SHARE — DILUTED:
Continuing operations	$0.07	$0.05	$0.59	$0.11
Discontinued operations	(0.01)	0.02	—	0.02

	$0.07	$0.07	$0.59	$0.13

Number of Shares Used in Computing Diluted Earnings per Share	109,112	92,255	118,875	90,198
See accompanying notes to the condensed consolidated financial statements.
Note: Basic and Diluted EPS for the three months ended June 30, 2011 do not foot due to the rounding of the individual calculations.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2011 and 2010
(Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
NET INCOME	$9,569	$6,229	$70,438	$11,024

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding gain on securities available for sale	—	—	—	14
Reclassification adjustment for gain on sale of securities included in net income	—	(359)	—	(359)
Net amortization of interest rate contracts included in net income	16	16	32	31
Net unrealized gain (loss) on interest rate swap	13	(163)	94	(1,175)

Other comprehensive income (loss) adjustment	29	(506)	126	(1,489)

COMPREHENSIVE INCOME	9,598	5,723	70,564	9,535

Comprehensive (income) loss attributable to noncontrolling interests	(2,135)	10	(4,517)	647

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$7,463	$5,733	$66,047	$10,182

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
For the six months ended June 30, 2011
(Unaudited)
(In thousands)

					Accumulated	Total
			Additional	Distributions in	Other	Stockholders’		Total
	Common Stock		Paid-In	Excess of	Comprehensive	Equity of Equity	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	One, Inc.	Interests	Equity
BALANCE, DECEMBER 31, 2010	102,327	$1,023	$1,391,762	$(105,309)	$(1,569)	$1,285,907	$3,934	$1,289,841
Issuance of common stock	6,144	61	116,556	—	—	116,617	—	116,617
Stock issuance costs	—	—	(982)	—	—	(982)	—	(982)
Share-based compensation expense	—	—	3,425	—	—	3,425	—	3,425
Net income	—	—	—	65,921	—	65,921	4,517	70,438
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	13	13
Dividends paid on common stock	—	—	—	(48,743)	—	(48,743)	—	(48,743)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,523)	(4,523)
Conversion of Class A share by LIH	10	—	—	—	—	—	—	—
Acquisition of C&C (US) No. 1	4,051	41	73,657	—	—	73,698	179,795	253,493
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	(242)	(242)
Other comprehensive income adjustment	—	—	—	—	126	126	—	126

BALANCE, JUNE 30, 2011	112,532	$1,125	$1,584,418	$(88,131)	$(1,443)	$1,495,969	$183,494	$1,679,463

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(Unaudited)
(In thousands)

	Six months ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$70,438	$11,024
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(1,808)	(1,016)
Accretion of below market lease intangibles, net	(5,007)	(3,905)
Equity in (income) loss in unconsolidated joint ventures	(811)	82
Gain on bargain purchase	(53,467)	—
Income tax benefit of taxable REIT subsidiaries	(1,118)	(1,994)
Provision for losses on accounts receivable	1,573	1,146
Amortization of discount on notes payable, net	667	1,403
Amortization of deferred financing fees	1,105	900
Depreciation and amortization	48,274	33,973
Share-based compensation expense	3,322	3,142
Amortization of derivatives	32	31
Gain on sale of real estate	(4,606)	(1,898)
Gain on extinguishment of debt	(255)	(63)
Gain on sale of securities	—	(366)
Operating distributions from joint ventures	513	241
Impairment loss on income producing properties held for sale	1,277	—
Goodwill impairment	145	—
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	1,685	272
Other assets	(4,789)	(9,345)
Accounts payable and accrued expenses	4,047	8,136
Tenant security deposits	13	(168)
Other liabilities	(1,908)	(2,702)

Net cash provided by operating activities	$59,322	$38,893

INVESTING ACTIVITIES:
Acquisition of income producing properties	$(100,472)	$(33,278)
Additions to income producing properties	(6,660)	(3,835)
Additions to and purchases of land held for development	—	(1,337)
Additions to construction in progress	(7,503)	(5,249)
Proceeds from sale of real estate and rental properties	42,052	2,433
Increase in deferred leasing costs and lease intangibles	(3,531)	(1,884)
Investment in joint ventures	(9,769)	(118)
Investment in consolidated subsidiary	(242)	(12,635)
Advances to joint ventures	—	(1,000)
Proceeds from sale of securities	—	841

Net cash used in investing activities	$(86,125)	$(56,062)

(Continued)
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(Unaudited)
(In thousands)

	Six months ended June 30,
	2011	2010
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(143,383)	$(68,177)
Net borrowings under revolving credit facilities	63,500	—
Proceeds from issuance of common stock	116,617	99,959
Payment of deferred financing costs	(252)	(427)
Stock issuance costs	(982)	(1,292)
Dividends paid to stockholders	(48,743)	(40,694)
Distributions to noncontrolling interests	(4,523)	—

Net cash used in financing activities	(17,766)	(10,631)

Net decrease in cash and cash equivalents	(44,569)	(27,800)
Cash and cash equivalents obtained through acquisition	23,412	—
Cash and cash equivalents at beginning of the period	38,333	47,970

Cash and cash equivalents at end of the period	$17,176	$20,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $1,028 and $1,061 in 2011 and 2010, respectively)	$42,151	$38,821

We acquired upon acquisition of certain rental properties:
Income producing properties	$123,533	$56,517
Intangible and other assets	8,570	7,014
Intangible and other liabilities	(20,528)	(10,456)
Assumption of mortgage notes payable	(11,103)	(19,797)

Cash paid for rental properties	$100,472	$33,278

Net cash paid for the acquisition of C&C (US) No. 1 is as follows:
Income producing properties	$461,516	$—
Intangible and other assets	108,031	—
Intangible and other liabilities	(24,186)	—
Assumption of mortgage notes payable	(261,813)	—
Issuance of Equity One common stock	(73,698)	—
Noncontrolling interest in C&C (US) No. 1	(179,795)	—
Gain on bargain purchase	(53,467)	—
Cash acquired upon acquisition of C&C (US) No. 1	23,412	—

Net cash paid for acquisition of C&C (US) No. 1	$—	$—

Net cash paid for acquisition of rental properties	$100,472	$33,278

(Concluded)
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
1. Organization and Basis of Presentation
Organization
We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers. We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995.
As of June 30, 2011, our consolidated property portfolio comprised 199 properties totaling approximately 20.7 million square feet of gross leasable area, or GLA, and included 176 shopping centers, ten development or redevelopment properties, eight non-retail properties and five land parcels. As of June 30, 2011, our core portfolio was 90.2% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 16 shopping centers, three office buildings and one apartment building totaling approximately 3.2 million square feet.
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
Basis of Presentation
The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those other entities where we have a controlling financial interest including where we have been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Accounting Standards Codification (“ASC”). Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation.
The provisions of the Consolidations Topic of the Financial Accounting Standards Board (“FASB”) ASC (the “FASB ASC”) are being applied prospectively, except for the provisions related to the presentation and disclosure of noncontrolling interests, which have been applied retrospectively. Redeemable noncontrolling interests are classified in the mezzanine section of the condensed consolidated balance sheets as a result of their redemption features.
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for a full year.
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
June 30, 2011
(Unaudited)
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
Construction in Progress and Land Held for Development
Properties also include construction in progress and land held for development. These properties are carried at cost and no depreciation is recorded. Properties undergoing significant renovations and improvements are considered under development. All direct and indirect costs related to development activities, are capitalized into construction in progress and land held for development on our consolidated balance sheets except certain demolition costs, which are expensed as incurred. Costs incurred include predevelopment expenditures directly related to a specific project including development and construction costs, interest, insurance and real estate taxes. Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property. Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to the actual costs incurred. The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one-year from substantial completion of major construction activity. If we determine that a project is no longer viable, all predevelopment project costs are immediately expensed. Similar costs related to properties not under development are expensed as incurred.
Business Combinations
We allocate the purchase price of acquired properties to land, building, improvements and intangible assets and liabilities in accordance with the Business Combinations Topic of the FASB ASC. We allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition. There are four categories of intangible assets and liabilities to be considered: (1) in-place leases; (2) above and below-market value of in-place leases; (3) lease origination costs and (4) customer relationships. The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to depreciation expense over the estimated remaining term of the respective leases. The value of above-market and below-market in-place leases is amortized to rental revenue over the estimated remaining term of the leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.
The results of operations of acquired properties are included in our financial statements as of the dates they are acquired. The intangible assets and liabilities associated with property acquisitions are included in other assets and other liabilities in our consolidated balance sheets.
Investments in Joint Ventures
We analyze our joint ventures under the FASB ASC Topics of Consolidation and Real Estate-General in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not VIEs in accordance with the Consolidation Topic of the FASB ASC, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most impact the entity’s economic performance include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.
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
Long-lived Assets
We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, the fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either internal projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.
Properties Held for Sale
The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the consolidated balance sheet, or the presentation of results of operations and gains or losses on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that we can meet the criteria under the Property, Plant and Equipment Topic of the FASB ASC prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC. Prior to sale, we evaluate the extent of involvement with, and the significance to us of cash flows from a property subsequent to its sale, in order to determine if the results of operations and gain or loss on sale should be reflected as discontinued. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but in which we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of the Property, Plant and Equipment Topic of the FASB ASC only properties sold, or to be sold, to unrelated third parties where we will have no significant continuing involvement or significant cash flows are classified as discontinued operations.
Accounts Receivable
Accounts receivable includes amounts billed to tenants and accrued expense recoveries due from tenants. We make estimates of the uncollectability of our accounts receivable using the specific identification method. We analyze accounts receivable and historical bad debt levels, tenant credit-worthiness, payment history and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable are written-off when they are deemed to be uncollectable and we are no longer actively pursuing collection. Our reported net income is directly affected by management’s estimate of the collectability of accounts receivable.
Goodwill
Goodwill reflects the excess of the fair value of the acquired business over the fair value of net identifiable assets acquired in various business acquisitions. We account for goodwill in accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC.
We are required to perform annual, or more frequently in certain circumstances, impairment tests of our goodwill. We have elected to test for goodwill impairment in November of each year. The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of each reporting unit’s (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount. During the three and six months ended June 30, 2011, we recognized a goodwill impairment loss of $145,000. See Note 14.
Deferred Costs and Intangibles
Deferred costs, intangible assets included in other assets, and intangible liabilities included in other liabilities consist of loan origination fees, leasing costs and the value of intangible assets and liabilities when a property was acquired. Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan using the effective interest method. Direct salaries, third-party fees and other costs incurred by us to originate a lease are capitalized and are being amortized against the respective leases using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs and above-market rents that were recorded in connection with the acquisition of the properties. Intangible liabilities consist of below-market rents that are also recorded in connection with the acquisition of properties. Both intangible assets and liabilities are amortized and accreted using the straight-line method over the term of the related leases. When a lease is terminated early, any remaining unamortized or unaccreted balances under lease intangible assets or liabilities are charged to earnings.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
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
Share-Based Payment
Share-based compensation expense charged against earnings is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Restricted stock expense	$1,417	$1,025	$2,706	$2,109
Stock option expense	375	579	711	1,067
Employee stock purchase plan discount	4	1	8	3

Total equity-based expense	1,796	1,605	3,425	3,179
Restricted stock classified as liability	13	—	20	—

Total expense	1,809	1,605	3,445	3,179
Less amount capitalized	(67)	(11)	(123)	(37)

Net share-based compensation expense	$1,742	1,594	$3,322	$3,142

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
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
Concentration of Credit Risk
A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of June 30, 2011, Publix Super Markets is our largest tenant and accounted for approximately 2.7 million square feet, or approximately 13.7% of our gross leasable area, and approximately $23.1 million, or 9.8%, of our annual minimum rent. As of June 30, 2011, we had outstanding receivables from Publix Super Markets of approximately $350,000. No other tenant accounted for over 4% of our annual minimum rent.
Recent Accounting Pronouncements
In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”), which requires a public entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, effective for fiscal years and interim periods within those years beginning after December 15, 2010. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in FASB Topic 350 Intangibles — Goodwill and Others, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption had no material effect on our consolidated financial statements.
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
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. We do not believe that the adoption of the ASU will have a material impact on our consolidated results of operation and financial condition.
3. Acquisitions and Dispositions
Acquisitions
The following table provides a summary of income producing property acquisition activity (other than CapCo which is discussed below) during the six months ended June 30, 2011:

					Purchase	Mortgage
Date Purchased	Property Name	City	State	Square Feet	Price	Assumed
					(in thousands)
May 16, 2011	161 W. 16th Street	New York	NY	56,870	$55,000	$—
March 16, 2011	Vons Circle Center	Long Beach	CA	148,000	37,000	11,500
March 15, 2011	Circle Center West	Long Beach	CA	64,000	20,000	—

					$112,000	$11,500

In conjunction with the above property acquisitions, we entered into reverse Section 1031 like-kind exchange agreements with third party intermediaries which are for a maximum of 180 days and allow us, for tax purposes, to defer gains on sale of other properties identified and sold within this period. Until the earlier of termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediaries are the legal owner of each respective property; however, we control the activities that most significantly impact the property and retain all of the economic benefits and risks associated with the property. Therefore, we have determined we are the primary beneficiary of these VIEs and consolidated the properties and their operations as of each respective acquisition date noted above.
During the three and six months ended June 30, 2011, we expensed approximately $2.5 million and $2.6 million, respectively, of acquisition-related costs in connection with these property acquisitions which are included in general and administrative expenses in the condensed consolidated statements of income. The purchase price related to these acquisitions was funded by the use of our line of credit, cash on hand, and assumption of a mortgage with a principal balance of approximately $11.5 million which matures on October 10, 2028 and bears interest at 5.2%.
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

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
In addition, at the closing, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for 4.1 million shares of our common stock and one share of our newly-established Class A common stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances and (ii) subject to certain limitations, entitles LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture shares held by LIH from time to time. Effective June 29, 2011, the one share of Class A common stock was converted in accordance with its terms into 10,000 shares of our common stock.
The joint venture shares received by LIH are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. LIH’s ability to participate in earnings of CapCo is limited to their right to receive distributions payable on their joint venture shares. These non-elective distributions are designed to mirror dividends paid on our common stock. As such, earnings attributable to the noncontrolling interest as reflected in our condensed consolidated statement of income will be limited to distributions made to LIH on its joint venture shares. Distributions to LIH in the three and six months ended June 30, 2011 were $2.1 million and $4.5 million, respectively, which were equivalent to the per share dividends declared on our common stock, adjusted for certain prorations as stipulated by the terms of the transaction.
In connection with the CapCo transaction, we also executed an Equityholders Agreement, among us, Capital Shopping Centers plc (“CSC”), LIH, Gazit-Globe Ltd. (“Gazit”), MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. Pursuant to the Equityholders Agreement, we increased the size of our board of directors by one seat, effective January 4, 2011, and appointed David Fischel, a designee of CSC, to the board. Subject to its continuing to hold a minimum number of shares of our common stock (on a fully diluted basis), CSC has the right to nominate one candidate for election to our board of directors at each annual meeting of our stockholders at which directors are elected.
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
The fair value of the 4.1 million shares of common stock transferred of $73.7 million was based on the closing market price of our common stock on the closing date of $18.15 per share.
We expensed approximately $7.1 million of acquisition-related costs in connection with the CapCo transaction of which $35,000 and $1.8 million was recorded in general and administrative expenses in the accompanying condensed consolidated statements of income during the three and six months ended June 30, 2011, respectively, and approximately $2.4 million and $3.3 million was recorded in general and administrative expenses for the three and six months ended June 30, 2010, respectively.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. See “Business Combinations” in Note 2 for the methods used to fair value the income producing properties and the related lease intangibles:

Estimated Fair Value
(In thousands)
Assets acquired:
Income producing properties	$425,199
Properties held for sale	36,317
Construction in progress	1,530
Cash and cash equivalents	23,412
Accounts and other receivables	663
Investments in and advances to joint ventures	48,092
Above-market leases	11,153
Other assets(1)	46,593

Total assets acquired	$592,959

Liabilities assumed:
Mortgage notes payable	$256,467
Unamortized premium on notes payable, net	5,346
Accrued expenses	8,957
Below-market leases	12,797
Tenant security deposits	871
Other liabilities	1,561

Total liabilities assumed	$285,999

Estimated fair value of net assets acquired	$306,960

(1)	Included under the caption “Other assets” are intangible assets related to in-place leases, lease commissions and lease origination costs.
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
The fair values of the acquired intangible assets and liabilities, all of which have definite lives and are amortized, were assigned as follows:

		Remaining Weighted-
	Fair Value	Average Useful Life
	(in thousands)	(in years)
In-place leases	$38,222	6.2
Above-market leases	11,153	7.2
Lease commissions	4,583	7.8
Lease origination costs	992	6.0
Below-market leases	12,797	6.8

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
As of the acquisition date, we classified three properties with fair values totaling approximately $36.3 million as held for sale. We report the operating results of properties classified as held for sale as discontinued operations. Results of these held for sale properties are included in a separate component of income on the condensed consolidated statement of income under the caption “operations of income producing properties sold or held for sale.”
The fair values of the mortgage notes payable were determined by use of present value techniques and appropriate market interest rates on a loan by loan basis. In valuing the mortgage notes at each property, we considered the loan-to-value (“LTV”) ratio, maturity date and other pertinent factors related to the loan as well as occupancy level, market location, physical property condition, asset class, cash flow and other factors related to collateral. At the time of valuation, the range of possible borrowings varied by property from 5% to 7%.
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
The fair value of the identifiable assets acquired and liabilities assumed exceeded the sum of the fair value of the consideration transferred and the fair value of the noncontrolling interest. The fair value of the assets acquired significantly increased from the date the original purchase terms were agreed upon until the closing of the transaction on January 4, 2011. In addition, as discussed above, the fair value of the consideration paid reflected a 12.8% discount applicable to the noncontrolling interest. As a result, we recognized a gain of approximately $53.5 million which is included in the line item entitled “gain on bargain purchase” in the condensed consolidated statement of income for the six months ended June 30, 2011. The following table provides a reconciliation of the gain on bargain purchase:

(In thousands)
Fair value of net assets acquired	$306,960
Fair value of consideration transferred	(73,698)
Fair value of noncontrolling interest	(179,795)

Gain on bargain purchase	$53,467

The amounts of revenues and earnings of CapCo included in our condensed consolidated statements of income from the acquisition date are as follows:

	Three Months ended	Six Months ended
	June 30, 2011	June 30, 2011
	(In thousands)
Revenues	$15,145	$27,439
Net loss attributable to Equity One, Inc.	$(756)	$(2,284)

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
The accompanying unaudited pro forma information for the three and six months ended June 30, 2011 and 2010 is presented as if the acquisition of CapCo on January 4, 2011 had occurred on January 1, 2010. This pro forma information is based upon the historical financial statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of our operations would have been had the above occurred, nor do they purport to predict the results of operations of future periods. The unaudited pro forma information for the three and six months ended June 30, 2011 was adjusted to exclude $0 and $53.5 million of gain on bargain purchase, $35,000 and $1.8 million of acquisition related costs, and $318,000 and $868,000 of reorganization costs related to the acquisition, respectively. The unaudited pro forma information for the three and six months ended June 30, 2010 was adjusted to include $0 and $53.5 million of gain on bargain purchase and adjusted to exclude $2.4 million and $3.3 million of acquisition related costs, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues	$88,251	$85,156	$173,935	$168,268
Net income (loss) attributable to Equity One, Inc.	$7,787	$6,318	$15,141	$64,950
Property Dispositions
In June 2011, we sold one outparcel for gross proceeds of approximately $1.3 million and recognized a gain of approximately $59,000, which is included in gain on sale of real estate in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2011. We also sold an operating property for gross proceeds of approximately $1.3 million and recognized a loss of $13,000, which is included in loss on disposal of income producing properties in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2011.
In June 2011, we recognized a gain on the sale of an outparcel to our GRI-EQY I, LLC joint venture as the contingencies related to the original sale in April 2008 were met. The gain of $3.6 million, net of a deferred amount of approximately $400,000 due to our continuing involvement, is included in gain on sale of real estate in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2011.
In May 2011, we sold two operating properties to a newly formed joint venture between us and New York State Common Retirement Fund (“CRF”) for gross proceeds of approximately $39.2 million. We recognized a gain of approximately $943,000, net of the deferred amount of approximately $404,000 due to our continuing involvement in the joint venture, which is included in gain on sale of real estate in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2011. See Note 4 below for a description of the CRF joint venture.
As part of our strategy to upgrade and diversify our portfolio and recycle our existing capital, we evaluate opportunities to sell assets or otherwise contribute assets to existing or new joint ventures with third parties. If the market values of these assets are below their carrying values, it is possible that the disposition or contribution of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material.
Discontinued Operations
We report as discontinued operations, properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income on the condensed consolidated statements of income under the caption discontinued operations. This reporting has resulted in certain reclassifications of financial statement amounts.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
In June 2011, we recognized an impairment loss of $1.3 million relating to our investment in two properties that are held for sale.
The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2011 and 2010 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2011 and 2010 and the operations for the applicable period for those assets classified as held for sale as of June 30, 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Rental revenue	$1,135	$132	$2,211	$316
Expenses:
Property operating expenses	409	65	768	113
Rental property depreciation and amortization	37	43	77	88
General and administrative expenses	19	—	35	—

Operations of income producing property	670	24	1,331	115
Interest expense	(280)	—	(559)	—
(Loss) gain on disposal of income producing properties	(13)	1,458	(13)	1,458
Impairment loss on income producing properties held for sale	(1,277)	—	(1,277)	—
Other income	—	—	2	—

(Loss) income from discontinued operations	$(900)	$1,482	$(516)	$1,573

4. Investments in Joint Ventures
In May 2011, we sold two operating properties, Country Walk Plaza in Miami, FL and Veranda Shoppes in Plantation, FL to a newly formed joint venture between us and CRF for gross proceeds of approximately $39.2 million. CRF holds a 70% interest in the joint venture and we own a 30% interest. We will perform the day to day accounting and property management functions for the joint venture and, as such, will earn a management fee for the services provided. Our ownership interest in this joint venture is accounted for under the equity method.
In December 2010, we acquired ownership interests in three properties through joint ventures. Two of the properties are located in California and were acquired through partnerships (the “Equity One/Vestar JVs”) with Vestar Development Company (“Vestar”). In both of these joint ventures, we hold a 95% interest, and they are consolidated. Each Equity One/Vestar JV holds a 50.5% ownership interest in each of the California properties through two separate joint ventures with Rockwood Capital (the “Rockwood JVs”). The Equity One/Vestar JVs’ ownership interests in the properties are accounted for under the equity method. Included in our investment are two bridge loans with an aggregate balance of $35.0 million, secured by the properties, made by the Equity One/Vestar JVs to the Rockwood JVs as short-term financing until longer-term mortgage financing can be obtained. If the Rockwood JVs are unable to obtain financing, the Equity One/Vestar JVs may be contractually required to convert all or a portion of the bridge loans to equity or purchase some or all of Rockwood’s remaining ownership interest. On August 2, 2011, one of the bridge loans and related accrued interest was repaid to us with proceeds from a new mortgage entered into by the JV.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
The Rockwood JVs are considered VIEs for which the Equity One/Vestar JVs, which we control, are not the primary beneficiary. The Rockwood JVs were primarily established to own and operate real estate and were deemed VIEs because the initial equity investment at risk may not be sufficient to permit the entities to finance their activities without additional financial support. Additional equity may be required from the partners if the ventures are unable to refinance with longer term mortgage debt in excess of the $35.0 million bridge loans. We determined that the Equity One/Vestar JVs are not the primary beneficiaries of these VIEs based on shared control of the VIEs and the lack of controlling financial interest.
Our aggregate investment in these VIEs was approximately $46.7 million as of June 30, 2011, which is included in investments in and advances to joint ventures in the accompanying condensed consolidated balance sheets. Our maximum exposure to loss as a result of our involvement with these VIEs is estimated to be $46.7 million, which primarily represents our current investment and estimated future funding commitments and buyout provisions. We have not provided financial support to these VIEs, other than as contractually required, and all future funding will be provided in the form of capital contributions by Rockwood and the Equity One/Vestar JVs in accordance with the respective ownership percentages.
In connection with the CapCo acquisition on January 4, 2011, we acquired ownership interests in three properties located in California through joint ventures, tenants-in-common or other shared ownership. The joint ventures include Pacific Financial Center, Parnassus Heights Medical Center, and Trio Apartments. The aggregate fair value of these joint ventures as of January 4, 2011 was $48.1 million. Our ownership interests in these properties are accounted for under the equity method.
In addition, in connection with our acquisition of CapCo, we acquired a special purpose entity which holds a 58% controlling interest in the Senator office building located in Sacramento, California. At the time of our acquisition, the special purpose entity and the other co-owners in the Senator building were in default of a $38.3 million loan secured by the property. The loan is non-recourse, other than for certain customary carve-outs which are also guaranteed by Equity One Realty & Management CA, Inc., the entity formerly known as Capital & Counties USA, Inc. As a result of the continuing default, the lender and special servicer have accelerated the loan and have commenced foreclosure proceedings with respect to our interest in the property. It has been our intention since the date we acquired our interest in the property to cooperate with the special servicer and lender to relinquish title. Accordingly, we recently consented to the lender’s appointment of a receiver to manage the property and we have agreed not to obstruct the the lender and special servicer’s efforts to consummate the foreclosure. Although we and the other co-owners continued to hold title to the property as of June 30, 2011, we have assigned no value to our interest in this special purpose entity and we recorded a liability of $3.4 million for costs related to the disposition of this property which is included in other liabilities in the condensed consolidated balance sheet at June 30, 2011. There can be no assurance that we will be able to resolve this matter in a short period of time.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
As of June 30, 2011, our investments in and advances to unconsolidated joint ventures was composed of the following:

				Investment Balance
	Number of			June 30,	December 31,
Joint Venture	Properties	Location	Ownership	2011	2010
				(In thousands)
Investments in unconsolidated joint ventures:
GRI-EQY I, LLC (1)	10	GA, SC, FL	10.0%	$6,672	$7,046
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,357	3,109
Madison 2260, Realty, LLC	1	NY	8.6%	1,066	1,066
Madison 1235, Realty, LLC	1	NY	20.1%	1,000	1,000
Talega Village Center JV, LLC (2)	1	CA	50.5%	3,822	3,916
Vernola Marketplace JV, LLC (2)	1	CA	50.5%	7,868	8,127
Parnassus Heights Medical Center	1	CA	50.0%	14,261	—
621 Colorado Associates, LLC (3)	1	CA	68.2%	26,235	—
Pacific Financial Center, LLC	1	CA	50.0%	9,397	—
Equity One JV Portfolio, LLC (4)	2	FL	30.0%	7,376	—

Total				81,054	24,264

Advances to unconsolidated joint ventures (5)				40,129	35,472

Investments in and advances to unconsolidated joint ventures				$121,183	$59,736

(1)	The investment balance is presented net of deferred gains of approximately $3.3 million associated with the disposition of assets by us to the joint venture.

(2)	Our effective interest is 48% when considering the 5% noncontrolling interest held by Vestar.

(3)	Ownership percentage based on a hypothetical liquidation which considers the preferred return structure of the joint venture.

(4)	The investment balance is presented net of a deferred gain of approximately $404,000 associated with the disposition of assets by us to the joint venture.

(5)	Included in this amount is the $35.0 million in bridge loans to the Rockwood JVs and a $4.6 million receivable associated with the sale of an outparcel to the GRI JV.
Equity in income (loss) in unconsolidated joint ventures totaled approximately $177,000 and $811,000 for the three and six months ended June 30, 2011, respectively, and totaled $(42,000) and $(82,000), respectively, for the same periods in 2010. Fees paid to us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of income, totaled approximately $547,000 and $914,000 for the three and six months ended June 30, 2011, respectively, and $381,000 and $741,000, respectively, for the three and six months ended June 30, 2010.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
5. Other Assets
The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	June 30,	December 31,
	2011	2010
	(In thousands)
Lease intangible assets, net	$100,316	$60,603
Leasing commissions, net	27,318	23,124
Straight-line rent receivable, net	18,922	17,186
Deposits and mortgage escrow	16,198	17,964
Prepaid and other expenses	9,988	1,413
Deferred financing costs, net	5,017	5,998
Furniture and fixtures, net	1,882	1,408

Total other assets	$179,641	$127,696

6. Borrowings
Mortgage Notes Payable
The following table is a summary of our mortgage notes payable balances in the condensed consolidated balance sheets:

Mortgage Notes Payable	June 30, 2011	December 31, 2010
	(In thousands)
Fixed rate mortgage notes	$658,273	$533,660
Unamortized discount, net	(14,036)	(19,168)

Total	$644,237	$514,492

Weighted average-interest rate of fixed rate mortgage notes	6.17%	6.26%
Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain mortgage loans with an aggregate principal balance of $211.7 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders declare defaults under the mortgage documents we will, if required, repay the remaining mortgage from existing resources, refinancing of such mortgages, borrowings under our revolving lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition or cash flows.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
During the three and six months ended June 30, 2011, we prepaid, without penalty, $6.7 million and $37.7 million in mortgage loans with a weighted-average interest rate of 9.19% and 7.54%, respectively, and $29.7 million and $61.2 million in mortgage loans with a weighted-average interest rate of 8.05% and 8.32%, respectively, for the three and six months ended June 30, 2010.
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
Unsecured Senior Notes
Our outstanding unsecured senior notes payable in the condensed consolidated balance sheets consisted of the following:

	June 30,	December 31,
Unsecured Senior Notes Payable	2011	2010
	(In thousands)
7.84% Senior Notes, due 1/23/12	$10,000	$10,000
6.25% senior notes, due 12/15/14	250,000	250,000
5.375% Senior Notes, due 10/15/15	107,505	107,505
6.0% Senior Notes, due 9/15/16	105,230	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.0% Senior Notes, due 9/15/17	116,998	116,998

Total Unsecured Senior Notes	691,136	691,136
Unamortized discount, net	(2,556)	(2,755)

Total	$688,580	$688,381

Weighted-average interest rate, net of discount adjustment	6.06%	6.06%
The indentures under which our unsecured senior notes were issued have several covenants which limit our ability to incur debt, require us to maintain an unencumbered asset to unencumbered debt ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with, any other entity. These notes have also been guaranteed by many of our subsidiaries.
Unsecured Revolving Credit Facilities
Our primary credit facility is with a syndicate of banks and provides $400.0 million of unsecured revolving credit, which we increased during 2010 from $227.0 million through the addition of six new lenders and the exercise of the facility’s accordion feature. The amended facility bears interest at our option at (i) applicable LIBOR plus 1.00% to 1.70%, depending on the credit ratings of our senior unsecured notes, or (ii) daily LIBOR plus 3.0%. The amended facility also includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $35.0 million swing line facility for short term borrowings and a $20.0 million letter of credit commitment. The facility expires on October 17, 2011, with a one year extension option. In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, fixed charge coverage ratios, unencumbered properties, permitted investments and others. If a default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of June 30, 2011, we had drawn $63.5 million against the credit facility, which bore interest at 1.59%. There was no outstanding balance as of December 31, 2010.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of June 30, 2011 and December 31, 2010. This facility provides for the issuance of up to $15.0 million in outstanding letters of credit. The facility bears interest at the rate of LIBOR plus 140 basis points and expires on May 8, 2012.
As of June 30, 2011, the maximum availability under these credit facilities was approximately $256.0 million, net of outstanding letters of credit and subject to the covenants in the loan agreements.
7. Other Liabilities
The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	June 30,	December 31,
	2011	2010
	(In thousands)
Lease intangible liabilities, net	$113,346	$90,428
Prepaid rent	7,414	6,436
Other	2,227	107

Total other liabilities	$122,987	$96,971

8. Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code (“Code”), commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries (“TRSs”). Accordingly, the only provision for federal income taxes in our consolidated financial statements relates to our consolidated TRSs. We recorded an income tax benefit during the three months ended June 30, 2011 and 2010 of approximately $553,000 and $926,000, respectively, and for the six months ended June 30, 2011 and 2010 of approximately $1.1 million and $2.0 million, respectively. These benefits are primarily attributable to the net operating losses generated by DIM Vastgoed, N.V. (“DIM”), a Dutch company in which we acquired a controlling interest in the first quarter of 2009. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. In 2010, DIM did not pay any U.S. income tax, which reflected the benefit of net operating loss carry forwards (“NOLs”) in previous years. As of June 30, 2011, DIM had federal and state NOLs of approximately $24.1 million and $25.9 million remaining, respectively. These carry forwards begin to expire in 2027.
We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for income tax liabilities are adequate for all years still subject to tax audit after 2006.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
9. Noncontrolling Interests
Noncontrolling interest represents the portion of equity that we do not own in those entities that we consolidate. We account for and report our noncontrolling interest in accordance with the provisions under the Consolidation Topic of the FASB ASC.
We are involved in the following investment activities in which we have a controlling interest:
On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of ours, formed a limited partnership as a general partner. Walden Woods Village, an income producing shopping center, was contributed by its owners (the “Noncontrolling Partners”), and we contributed 93,656 shares of our common stock to the limited partnership at an agreed-upon price of $10.30 per share. Under the terms of the agreement, the Noncontrolling Partners do not share in any earnings of the partnership, except to the extent of dividends received by the partnership for the shares originally contributed by us. Based on the per-share price and the net value of property contributed by the Noncontrolling Partners, the limited partners received 93,656 partnership units. We have entered into a redemption agreement with the Noncontrolling Partners whereby the Noncontrolling Partners can request that we purchase their partnership units at a price of $10.30 per unit at any time before January 1, 2014. In accordance with the Distinguishing Liabilities subtopic from the Equity Topic of the FASB ASC, the value of the redeemable noncontrolling interest of $989,000 is included in the mezzanine section of our consolidated balance sheet, separate from permanent equity, until the earlier of January 1, 2014 or upon election by the Noncontrolling Partners to redeem their partnership units. We have also entered into a conversion agreement with the Noncontrolling Partners pursuant to which, following notice, the Noncontrolling Partners can convert their partnership units into our common stock. The Noncontrolling Partners have not exercised their redemption or conversion rights, and their noncontrolling interest remains valued at $989,000.
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
On January 14, 2009, we acquired a controlling interest in DIM which required us to consolidate DIM’s results as of the acquisition date. Upon consolidation, we recorded $25.8 million of noncontrolling interest which represented the fair value of the portion of DIM’s equity that we did not own upon acquisition. Subsequent changes to the noncontrolling interest in stockholders’ equity result from the allocation of losses, and additional shares purchased from the noncontrolling interests. Our ownership in DIM as of June 30, 2011 was 97.8%.
The following table shows the effects on our equity resulting from the changes in our ownership interest in DIM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income attributable to Equity One, Inc.	$7,434	$6,239	$65,921	$11,671
Increase in our paid-in capital for purchase of 32,713 and 253,982 DIM ordinary shares for the three months ended June 30, 2011 and 2010, respectively and 33,213 and 2,527,013 shares for the six months ended June 30, 2011 and 2010, respectively	—	211	—	7,500

Net transfers from noncontrolling interest	—	211	—	7,500

Change from net income attributable to Equity One, Inc. and transfers from noncontrolling interest	$7,434	$6,450	$65,921	$19,171

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
In December 2010, we acquired controlling interests in three joint ventures with Vestar which required us to consolidate their results as of the acquisition date. Upon consolidation, we recorded $5.2 million of noncontrolling interest which represented the fair value of the portion of the joint venture equity that we did not own upon acquisition. For the Equity One/Vestar JVs, $2.4 million of noncontrolling interest is recorded in permanent equity in our condensed consolidated balance sheet at June 30, 2011 and December 31, 2010. The Vestar Arizona JV contains certain provisions which may require us to redeem the noncontrolling interest at fair market value at Vestar’s option. Due to the redemption feature, we have recorded the $2.9 million of noncontrolling interest associated with this venture in the mezzanine section of our condensed consolidated balance sheet at June 30, 2011 and December 31, 2010, which approximates redemption value. The carrying amount of Vestar’s redeemable noncontrolling interest will be increased by periodic accretions, which shall be recognized against paid-in capital, such that the carrying amount of the noncontrolling interest will equal the mandatory redemption amount.
Additionally, we acquired a controlling interest in CapCo on January 4, 2011 which required us to consolidate CapCo’s results as of the acquisition date. We recorded $179.8 million of noncontrolling interest upon consolidation, which represented the fair value of the portion of CapCo’s equity that we did not own upon acquisition. The $179.8 million of noncontrolling interest is reflected in the stockholders’ equity section of our condensed consolidated balance sheet as permanent equity at June 30, 2011. Since LIH, the noncontrolling party, only participates in the earnings of CapCo to the extent of dividends declared on our common stock and considering that dividends are generally declared and paid in the same quarter, subsequent changes to the noncontrolling interest will only occur if dividends are declared but not paid, or if we acquire all or a portion of LIH’s interest or if its LLC shares in CapCo are converted into our common stock. See note 3 above for a discussion of the CapCo joint venture.
10. Stockholders’ Equity and Earnings Per Share
In May 2011, we completed an underwritten public offering and concurrent private placement of approximately 6.0 million shares of our common stock at a price to the public and in the private placement of $19.42 per share. In the concurrent private placement, an aggregate of 1.0 million shares were purchased by MGN (USA), Inc. an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The offerings generated proceeds to us of approximately $115.7 million, net of stock issuance costs and underwriting discounts of $858,000.
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
Also in connection with the CapCo acquisition on January 4, 2011, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A common stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, entitles LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture shares held by LIH from time to time. Effective June 29, 2011, the one share of Class A common stock was converted in accordance with its terms into 10,000 shares of our common stock.
In March 2010, we completed an underwritten public offering and concurrent private placement of approximately 5.4 million shares of our common stock at a price to the public and in the private placement of $18.40 per share. In the concurrent private placement, an aggregate of 600,000 shares were purchased by MGN America, LLC and Silver Maple (2001), Inc., affiliates of our largest stockholder, Gazit-Globe, Ltd. The offerings generated proceeds to us of approximately $98.9 million, net of stock issuance costs of $1.0 million.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
Earnings per Share
The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Income from continuing operations	$10,469	$4,747	$70,954	$9,451
Net (income) loss attributable to noncontrolling interests	(2,135)	10	(4,517)	647

Income from continuing operations attributable to Equity One, Inc.	8,334	4,757	66,437	10,098
Allocation of continuing income to restricted stock awards and Class A common stockholder	(295)	(76)	(818)	(152)

Income from continuing operations attributable to common stockholders	8,039	4,681	65,619	9,946
(Loss) income from discontinued operations attributable to common stockholders	(900)	1,482	(516)	1,573
Allocation of discontinued loss to restricted share awards and Class A common stockholder	—	(6)	—	(3)

(Loss) income from discontinued operations attributable to common stockholders	(900)	1,476	(516)	1,570

Net income available to common stockholders	$7,139	$6,157	$65,103	$11,516

Weighted average shares outstanding — Basic	108,942	92,141	107,605	89,939
Basic earnings per share attributable to the common stockholders:
Basic earnings per share from continuing operations	$0.07	$0.05	$0.61	$0.11
Basic earnings (loss) per share from discontinued operations	(0.01)	0.02	—	0.02

Earnings per common share — Basic	$0.07 *	$0.07	$0.61	$0.13

*	Note: Basic EPS for the three months ended June 30, 2011 does not foot due to the rounding of the individual calculations.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Income from continuing operations	$10,469	$4,747	$70,954	$9,451
Net (income) loss attributable to noncontrolling interests	(2,135)	10	(4,517)	647

Income from continuing operations attributable to Equity One, Inc.	8,334	4,757	66,437	10,098
Allocation of continuing income to restricted share awards and to Class A common stockholder	(295)	(76)	(797)	(152)
Allocation of earnings associated with DIM contingent shares	—	—	—	(88)
Income attributable to convertible EQY-CSC partnership units shareholders	—	—	4,523	—

Income from continuing operations attributable to common stockholders	$8,039	$4,681	$70,163	$9,858
(Loss) income from discontinued operations	(900)	1,482	(516)	1,573
Allocation of discontinued loss to restricted share awards and to Class A common stockholder	—	(6)	—	(3)

(Loss) income from discontinued operations attributable to common stockholders	(900)	1,476	(516)	1,570

Net income available to common stockholders	$7,139	$6,157	$69,647	$11,428

Weighted average shares outstanding — Basic	108,942	92,141	107,605	89,939
Convertible EQY-CSC partnership units	—	—	11,107	—
Stock options using the treasury method	170	114	163	114
Contingent shares to be issued for DIM stock	—	—	—	145

Weighted average shares outstanding — Diluted	109,112	92,255	118,875	90,198

Diluted earnings per share attributable to the common stockholders:
Diluted earnings per share from continuing operations	$0.07	$0.05	$0.59	$0.11
Diluted (loss) earnings per share from discontinued operations	(0.01)	0.02	—	0.02

Earnings per common share — Diluted	$0.07 *	$0.07	$0.59	$0.13

*	Note: Diluted EPS for the three months ended June 30, 2011 does not foot due to the rounding of the individual calculations.
The computation of diluted EPS for both the three and six months ended June 30, 2011 did not include 1.9 million shares of common stock, at prices ranging from $19.84 to $26.66 and $18.88 to $26.66, respectively, because the option prices were greater than the average market prices of our common shares during these respective periods. The computation of diluted EPS for both the three and six months ended June 30, 2010 did not include 1.5 million shares of common stock, at prices ranging from $21.64 to $28.05, because the option prices were greater than the average market prices of our common shares during these respective periods.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
11. Share-Based Payment Plans
As of June 30, 2011, we have stock options and restricted stock outstanding under our 2000 Executive Incentive Compensation Plan (“2000 Plan”). The 2000 Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. Following an amendment to the 2000 Plan approved by our stockholders on May 2, 2011, the total number of shares of common stock that may be issued under the 2000 Plan was increased from 8.5 million shares to 13.5 million shares, and the expiration date for the 2000 Plan was extended for an additional seven years, among other amendments. As of June 30, 2011, 5.1 million shares were available for issuance under the 2000 Plan, as amended. In addition, in connection with the initial employment of Jeffrey S. Olson, our Chief Executive Officer, we issued Mr. Olson options to purchase 364,660 shares of common stock.
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
The following table presents stock option activity during the six months ended June 30, 2011:

	Shares Under	Weighted-Average
	Option	Exercise Price
	(in thousands)
Outstanding at January 1, 2011	3,346	$20.73
Granted	227	$19.07
Exercised	(2)	$18.88
Forfeited	(3)	$18.88

Outstanding at June 30, 2011	3,568	$20.62

Exercisable at June 30, 2011	2,472	$21.91

The following table presents information regarding restricted stock activity during the six months ended June 30, 2011:

		Weighted-Average
	Unvested Shares	Price
	(in thousands)
Unvested at January 1, 2011	1,247	$17.11
Granted	*128	$18.75
Vested	(139)	$17.34
Forfeited	(1)	$19.03

Unvested at June 30, 2011	*1,235	$17.25

*   Does not include 800,000 Executive Shares as discussed hereafter.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
During the six months ended June 30, 2011, we granted 128,127 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 3 years, except for 69,333 shares of restricted stock awarded to Thomas Caputo, our President, as part of his new employment agreement with us which was executed on January 28, 2011, (i) 34,666 shares of which will vest on December 31, 2012; and (ii) 34,667 of which will vest on December 31, 2014, in each case if either Mr. Caputo is then employed by us under his employment agreement or if the vesting of such shares accelerates in the event of certain terminations. The total vesting-date value of the 139,095 shares of restricted stock that vested during the six months ended June 30, 2011 was $2.6 million.
On August 9, 2010, 698,894 restricted shares were awarded to Jeffrey S. Olson as part of his new employment agreement with us. Of this amount, 582,412 restricted shares (“Contingent Shares”) were issued under the 2000 Plan and will vest if our total shareholder return over a four-year measurement period commencing on January 1, 2011 exceeds the average total shareholder return of a peer group of publicly traded retail property REITs, as well as an absolute return threshold. All of the Contingent Shares will vest on December 31, 2014 (or such shorter time as provided in the employment agreement) if our total shareholder return for the measurement period both (1) exceeds the average total shareholder return of the peer group of companies by at least 300 basis points and (2) equals or exceeds 9%. If the contingent shares do not meet the full vesting requirements, one-half of the Contingent Shares will vest on December 31, 2014 if our total shareholder return for the measurement period both (1) exceeds the average total shareholder return of the peer group of companies by at least 150 basis points and (2) equals or exceeds 6%. Mr. Olson must be employed by us on the vesting date. Mr. Olson will receive any dividends declared on the Contingent Shares over the measurement period and those dividends will not be forfeited by Mr. Olson if the Contingent Shares fail to vest.
On January 28, 2011, we entered into employment agreements with Mr. Caputo, Arthur L. Gallagher, our Executive Vice President, President, South Florida, General Counsel and Corporate Secretary, and Mark Langer, our Executive Vice President and Chief Financial Officer, which are effective as of February 1, 2011. The initial term of each employment agreement ends December 31, 2014 and will automatically renew for successive one-year periods unless either party gives the other written notice at least six months before the expiration of the applicable term of that party’s intent to let the employment agreement expire. We granted an aggregate of 800,000 restricted shares (the “Executive Shares”) under the new employment agreements which will vest if our total shareholder return over a four-year measurement period commencing on February 1, 2011 exceeds the average total shareholder return of a peer group of publicly traded retail property REITs, as well as an absolute return threshold. The total return thresholds for the Executive Shares are the same as the thresholds applicable to the Contingent Shares awarded to Mr. Olson. Messrs Caputo, Gallagher, and Langer do not participate in dividends over the performance period and must be employed by us on the vesting date to receive the shares. As these shares are not entitled to vote or receive dividends during the performance period, they are not included in our restricted share count.
The Contingent Shares and the Executive Shares were each valued at approximately $4.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used the statistical formula underlying the Black-Scholes-Merton binomial formula. For the Contingent Shares, we recognize compensation expense over the requisite service period from August 9, 2010 through December 31, 2014. For the Executive Shares, we recognize compensation expense over the requisite service period from January 28, 2011 through December 31, 2014. During the six months ended June 30, 2011, we recognized approximately $476,000 and $513,000 of compensation expense related to the Executive Shares and Contingent Shares, respectively.
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
As of June 30, 2011, we had $20.4 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under the 2000 Plan. This expense is expected to be recognized over a weighted-average period of 3.21 years.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
12. Commitments and Contingencies
As of June 30, 2011, we had pledged letters of credit having an aggregate face amount of $3.8 million as additional security for financial and other obligations.
We have invested an aggregate of approximately $44.9 million in development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $152.7 million to complete, based on our current plans and estimates. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.
As of June 30, 2011, we have entered into contracts to purchase $15.0 million in commercial real estate. These contracts have passed the due diligence period and the $4.0 million in deposits are non-refundable, except as otherwise provided in the contract.
We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of June 30, 2011 will have a material adverse effect on our financial condition, results of operations or cash flows.
At June 30, 2011, we are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties. At June 30, 2011, minimum annual payments under non-cancellable operating leases are as follows:

Years ending	Amount
(in thousands)
2011	$398
2012	766
2013	692
2014	692
2015	663
Thereafter	4,159

Total	$7,370

13. Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation; however, we have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions. We currently have one significant environmental remediation liability on our consolidated balance sheet related to our Westbury land acquisition. The capitalized cost associated with this acquisition comprised the purchase price plus a preliminary estimate of the cost of environmental remediation for the site of $5.9 million, which was based on a range provided by third party environmental consultants. This range varied from $5.9 million to $8.4 million on an undiscounted basis, with no amount being more likely than any other at the time the study was performed. During the three and six months ended June 30, 2011, we paid approximately $1.9 million and $3.8 million, respectively related to the environmental remediation for the site. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
14. Fair Value Measurements
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
Recurring and Non-Recurring Fair Value Measurements
We held no assets or liabilities that were required to be measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.
We are required to perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, result from values established by Level 3 valuations. During the three and six months ended June 30, 2011, we recorded $145,000 in goodwill impairment related to an operating property. We estimated the fair value of the reporting unit using discounted projected future cash flows. The results of this analysis indicated that the carrying value of the reporting unit exceeded its fair value. Subsequent to the impairment, no goodwill remained for the reporting unit.
Valuation Methods
Long term incentive plan - We have a long-term incentive plan for four of our executives based on our total shareholder return versus returns for five of our peer companies. The fair value of this plan is determined using the average trial-specific value of the awards eligible for grant under the plan based upon a Monte Carlo simulation model. This model considers various assumptions, including time value, volatility factors, current market and contractual prices as well as projected future market prices for our common stock as well as common stock of our peer companies over the performance period. Substantially all of these assumptions are observable in the marketplace throughout the full term of the plan, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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
June 30, 2011
(Unaudited)
Notes Receivable — The fair value is estimated by using the current interest rates at which similar loans would be made. The carrying amounts reported in the balance sheets approximate fair value.
Mortgage Notes Payable — The fair value estimated at June 30, 2011 and December 31, 2010 was $721.4 million and $573.5 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount of these notes was approximately $644.2 million and $514.5 million at June 30, 2011 and December 31, 2010, respectively.
Unsecured Senior Notes Payable — The fair value estimated at June 30, 2011 and December 31, 2010 was $732.0 million and $712.4 million, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount of these notes was approximately $688.6 million and $688.4 million at June 30, 2011 and December 31, 2010, respectively.
The fair market value calculation of our debt, for the period ended June 30, 2011, includes assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculation uses a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages and senior notes are consistent with current market trends.

16. Condensed Consolidating Financial Information
Many of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facilities. The guarantees are joint and several and full and unconditional.

		Combined
Condensed Consolidating		Guarantor	Non-Guarantor
Balance Sheet as of June 30, 2011	Equity One, Inc.	Subsidiaries	Subsidiaries	Eliminating Entries	Consolidated

	(In thousands)
ASSETS
Properties, net	$296,483	$1,327,140	$1,331,691	$(91)	$2,955,223
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	210,048	58,820	957,391	(885,050)	341,209

Total Assets	$1,734,841	$1,385,960	$2,289,082	$(2,113,451)	$3,296,432

LIABILITIES
Mortgage notes payable	$30,672	$170,789	$601,434	$(144,622)	$658,273
Unsecured senior notes payable	1,291,136	—	70,708	(670,708)	691,136
Unsecured revolving credit facilities	63,500	—	—	—	63,500
Unamortized/unaccreted (discount)/premium on notes payable	(2,600)	1,469	(15,461)	—	(16,592)
Other liabilities	12,417	82,090	138,879	(16,585)	216,801

Total Liabilities	$1,395,125	$254,348	$795,560	$(831,915)	$1,613,118
Redeemable noncontrolling interests	—	—	—	3,851	3,851
STOCKHOLDERS’ EQUITY	339,716	1,131,612	1,493,522	(1,285,387)	1,679,463

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,734,841	$1,385,960	$2,289,082	$(2,113,451)	$3,296,432

		Combined
Condensed Consolidating Balance		Guarantor	Non-Guarantor
Sheet as of December 31, 2010	Equity One, Inc.	Subsidiaries	Subsidiaries	Eliminating Entries	Consolidated

	(In thousands)
ASSETS
Properties, net	$300,284	$1,346,173	$783,762	$(91)	$2,430,128
Investment in affiliates	628,310	—	—	(628,310)	—
Other assets	166,966	65,014	174,556	(154,800)	251,736

Total Assets	$1,095,560	$1,411,187	$958,318	$(783,201)	$2,681,864

LIABILITIES
Mortgage notes payable	$31,548	$203,873	$442,861	$(144,622)	$533,660
Unsecured senior notes payable	691,136	—	—	—	691,136
Unamortized/unaccreted (discount)/ premium on notes payable	(2,780)	1,630	(20,773)	—	(21,923)
Other liabilities	14,687	80,569	100,299	(10,269)	185,286

Total Liabilities	734,591	286,072	522,387	(154,891)	1,388,159

Redeemable noncontrolling interests	—	—	—	3,864	3,864

STOCKHOLDERS’ EQUITY	360,969	1,125,115	435,931	(632,174)	1,289,841

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,095,560	$1,411,187	$958,318	$(783,201)	$2,681,864

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

		Combined
Condensed Consolidating Statement of Income for	Equity One,	Guarantor	Non-Guarantor	Eliminating
the three months ended June 30, 2011	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

	(In thousands)
REVENUE:
Minimum rent	$7,798	$32,075	$27,491	$—	$67,364
Expense recoveries	2,295	9,086	8,205	—	19,586
Percentage rent	10	299	351	—	660
Management and leasing services	—	24	617	—	641

Total revenue	10,103	41,484	36,664	—	88,251

EQUITY IN SUBSIDIARIES’ EARNINGS:	27,709	—	—	(27,709)	—

COSTS AND EXPENSES:
Property operating	3,108	11,177	10,417	—	24,702
Rental property depreciation and amortization	1,852	10,677	11,792	30	24,351
General and administrative	9,824	2,108	1,479	(76)	13,335

Total costs and expenses	14,784	23,962	23,688	(46)	62,388

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	23,028	17,522	12,976	(27,663)	25,863
OTHER INCOME AND EXPENSE:
Investment income	7,227	11	11,568	(17,837)	969
Equity in income in unconsolidated joint ventures	—	—	177	—	177
Other income	14	11	16	—	41
Interest expense	(22,507)	(2,285)	(14,291)	17,837	(21,246)
Amortization of deferred financing fees	(505)	(15)	(42)	—	(562)
Gain on sale of real estate	3,604	318	684	—	4,606
Gain on extinguishment of debt	—	—	213	—	213
Other expense	—	(145)	—	—	(145)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	10,861	15,417	11,301	(27,663)	9,916
Income tax (provision) benefit of taxable REIT subsidiaries	—	(24)	577	—	553

INCOME (LOSS) FROM CONTINUING OPERATIONS	10,861	15,393	11,878	(27,663)	10,469

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(15)	18	387	—	390
(Loss) gain on disposal of income producing properties	—	(13)	—	—	(13)
Impairment loss on income producing properties held for sale	(1,277)	—	—	—	(1,277)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(1,292)	5	387	—	(900)

NET INCOME (LOSS)	9,569	15,398	12,265	(27,663)	9,569

Net (income) loss attributable to noncontrolling interests	(2,135)	—	—	—	(2,135)

NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$7,434	$15,398	$12,265	$(27,663)	$7,434

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

		Combined
Condensed Consolidating Statement of Income for	Equity One,	Guarantor	Non-Guarantor	Eliminating
the three months ended June 30, 2010	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

	(In thousands)
REVENUE:
Minimum rent	$7,866	$31,943	$14,923	$—	$54,732
Expense recoveries	2,388	9,283	4,090		15,761
Percentage rent	50	200	63	—	313
Management and leasing services	—	18	381	—	399

Total revenue	10,304	41,444	19,457	—	71,205

EQUITY IN SUBSIDIARIES’ EARNINGS:	17,730	—	—	(17,730)	—

COSTS AND EXPENSES:
Property operating	2,707	12,210	5,235	—	20,152
Rental property depreciation and amortization	1,848	9,169	5,729	9	16,755
General and administrative	10,223	916	676	(74)	11,741

Total costs and expenses	14,778	22,295	11,640	(65)	48,648

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	13,256	19,149	7,817	(17,665)	22,557
OTHER INCOME AND EXPENSE:
Investment income	3,265	7	5	(2,788)	489
Equity in loss in unconsolidated joint ventures	—	—	(42)	—	(42)
Other income	88	—	15	—	103
Interest expense	(11,433)	(3,091)	(7,599)	2,788	(19,335)
Amortization of deferred financing fees	(389)	(33)	(32)	—	(454)
Gain on sale of real estate	—	—	440	—	440
Gain on extinguishment of debt	—	5	58	—	63

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	4,787	16,037	662	(17,665)	3,821
Income tax benefit of taxable REIT subsidiaries	—	192	734	—	926

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,787	16,229	1,396	(17,665)	4,747

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(16)	—	40	—	24
Gain on disposal of income producing properties	1,458	—	—	—	1,458

INCOME FROM DISCONTINUED OPERATIONS	1,442	—	40	—	1,482

NET INCOME (LOSS)	6,229	16,229	1,436	(17,665)	6,229
Net loss attributable to noncontrolling interests	10	—	—	—	10

NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$6,239	$16,229	$1,436	$(17,665)	$6,239

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

		Combined
Condensed Consolidating Statement of Income for the	Equity One,	Guarantor	Non-Guarantor	Eliminating
six months ended June 30, 2011	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

	(In thousands)
REVENUE:
Minimum rent	$15,692	$63,853	$53,190	$—	$132,735
Expense recoveries	4,337	18,108	15,522	—	37,967
Percentage rent	97	873	1,156	—	2,126
Management and leasing services	—	48	1,059	—	1,107

Total revenue	20,126	82,882	70,927	—	173,935

EQUITY IN SUBSIDIARIES’ EARNINGS:	56,261	—	—	(56,261)	—

COSTS AND EXPENSES:
Property operating	6,153	22,859	20,178	—	49,190
Rental property depreciation and amortization	3,660	19,547	23,531	48	46,786
General and administrative	16,847	4,382	4,294	(211)	25,312

Total costs and expenses	26,660	46,788	48,003	(163)	121,288

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	49,727	36,094	22,924	(56,098)	52,647
OTHER INCOME AND EXPENSE:
Investment income	10,005	12	22,390	(30,745)	1,662
Equity in income in unconsolidated joint ventures	—	—	811	—	811
Other income	133	21	16	—	170
Interest expense	(44,216)	(5,000)	(24,061)	30,745	(42,532)
Amortization of deferred financing fees	(985)	(34)	(86)	—	(1,105)
Gain on bargain purchase	53,467	—	—	—	53,467
Gain on sale of real estate	3,604	318	684	—	4,606
Gain on extinguishment of debt	—	42	213	—	255
Other expense	—	(145)	—	—	(145)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	71,735	31,308	22,891	(56,098)	69,836
Income tax (provision) benefit of taxable REIT subsidiaries	—	(32)	1,150	—	1,118

INCOME FROM CONTINUING OPERATIONS	71,735	31,276	24,041	(56,098)	70,954

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(20)	41	753	—	774
Loss on disposal of income producing properties	—	(13)	—	—	(13)
Impairment loss on income producing properties held for sale	(1,277)	—	—	—	(1,277)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(1,297)	28	753	—	(516)

NET INCOME	70,438	31,304	24,794	(56,098)	70,438
Net (income) loss attributable to noncontrolling interests	(4,517)	—	—	—	(4,517)

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$65,921	$31,304	$24,794	$(56,098)	$65,921

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

		Combined
Condensed Consolidating Statement of Income for	Equity One,	Guarantor	Non-Guarantor	Eliminating
the six months ended June 30, 2010	Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated

	(In thousands)
REVENUE:
Minimum rent	$15,633	$62,899	$29,896	$—	$108,428
Expense recoveries	4,507	17,967	8,126	—	30,600
Percentage rent	115	801	442	—	1,358
Management and leasing services	(2)	33	741	—	772

Total revenue	20,253	81,700	39,205	—	141,158

EQUITY IN SUBSIDIARIES’ EARNINGS:	33,398	—	—	(33,398)	—

COSTS AND EXPENSES:
Property operating	5,095	23,512	11,305	—	39,912
Rental property depreciation and amortization	3,656	17,665	11,711	11	33,043
General and administrative	18,088	1,872	1,975	(107)	21,828

Total costs and expenses	26,839	43,049	24,991	96	94,783

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	26,812	38,651	14,214	(33,302)	46,375
OTHER INCOME AND EXPENSE:
Investment income	6,176	35	13	(5,576)	648
Equity in loss in unconsolidated joint ventures	—	—	(82)	—	(82)
Other income	131	—	25	—	156
Interest expense	(22,821)	(6,815)	(15,183)	5,576	(39,243)
Amortization of deferred financing fees	(772)	(64)	(64)	—	(900)
Gain on sale of real estate	—	—	440	—	440
Gain on extinguishment of debt	—	5	58	—	63

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	9,526	31,812	(579)	(33,302)	7,457
Income tax benefit of taxable REIT subsidiaries	—	367	1,627	—	1,994

INCOME FROM CONTINUING OPERATIONS	9,526	32,179	1,048	(33,302)	9,451

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	40	72	3	—	115
Gain on disposal of income producing properties	1,458	—	—	—	1,458

INCOME FROM DISCONTINUED OPERATIONS	1,498	72	3	—	1,573

NET INCOME	11,024	32,251	1,051	(33,302)	11,024
Net loss attributable to noncontrolling interests	647	—	—	—	647

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$11,671	$32,251	$1,051	$(33,302)	$11,671

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

		Combined
Condensed Consolidating Statement of Cash Flows for the six		Guarantor	Non-Guarantor
months ended June 30, 2011	Equity One, Inc.	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$20,742	$32,448	$6,132	$59,322

INVESTING ACTIVITIES:
Acquisition of income producing properties	(55,000)	—	(45,472)	(100,472)
Additions to income producing properties	(1,428)	(3,758)	(1,474)	(6,660)
Additions to construction in progress	(849)	(6,585)	(69)	(7,503)
Proceeds from sale of real estate and rental properties	2,346	11,705	28,001	42,052
Increase in deferred leasing costs and lease intangibles	(831)	(2,101)	(599)	(3,531)
Investment in joint ventures	—	—	(9,769)	(9,769)
Investment in consolidated subsidiary	—	—	(242)	(242)
Advances to subsidiaries, net	(123,639)	1,375	122,264	—

Net cash (used in) provided by investing activities	(179,401)	636	92,640	(86,125)

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(878)	(33,084)	(109,421)	(143,383)
Net borrowings under revolving credit facilities	63,500	—	—	63,500
Proceeds from issuance of common stock	116,617	—	—	116,617
Payment of deferred financing costs	(101)	—	(151)	(252)
Stock issuance costs	(982)	—	—	(982)
Dividends paid to stockholders	(48,743)	—	—	(48,743)
Distributions to noncontrolling interests	(4,523)	—	—	(4,523)

Net cash provided by (used in) financing activities	124,890	(33,084)	(109,572)	(17,766)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,769)	—	(10,800)	(44,569)
CASH AND CASH EQUIVALENTS OBTAINED THROUGH ACQUISITION	—	—	23,412	23,412
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	38,333	—	—	38,333

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,564	$—	$12,612	$17,176

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

		Combined
Condensed Consolidating Statement of Cash Flows for the		Guarantor	Non-Guarantor
six months ended June 30, 2010	Equity One, Inc.	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Net cash (used in) provided by operating activities	$(67,238)	$68,392	$37,739	$38,893

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(33,278)	—	(33,278)
Additions to income producing properties	(1,116)	(1,237)	(1,482)	(3,835)
Additions to and purchases of land held for development	(1,337)	—	—	(1,337)
Additions to construction in progress	(3,651)	(664)	(934)	(5,249)
Proceeds from sale of real estate and rental properties	1,861	572	—	2,433
Increase in deferred leasing costs and lease intangibles	(687)	(562)	(635)	(1,884)
Investment in joint ventures	—	—	(1,000)	(1,000)
Investment in consolidated subsidiary	(12,635)	—	—	(12,635)
Advances to joint ventures	—	—	(118)	(118)
Proceeds from sale of securities	841	—	—	841
Advances to subsidiaries, net	10,520	14,768	(25,288)	—

Net cash (used in) investing activities	(6,204)	(20,401)	(29,457)	(56,062)

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(12,103)	(47,792)	(8,282)	(68,177)
Proceeds from issuance of common stock	99,959	—	—	99,959
Payment of deferred financing costs	(228)	(199)	—	(427)
Stock issuance costs	(1,292)	—	—	(1,292)
Dividends paid to stockholders	(40,694)	—	—	(40,694)

Net cash provided by (used in) financing activities	45,642	(47,991)	(8,282)	(10,631)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,800)	—	—	(27,800)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	47,970	—	—	47,970

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$20,170	$—	$—	$20,170

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
17. Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our June 30, 2011 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements.
On July 5, 2011, we acquired a $45.0 million junior mezzanine loan which is indirectly secured by a portfolio of seven California shopping centers owned by a subsidiary of Centro Properties Group, which was recently acquired by an affiliate of Blackstone Real Estate Partners IV, L.P. The junior mezzanine loan matures on July 9, 2013, subject to the borrower’s ability to extend the maturity date for three additional one-year periods, and bears interest at a minimum rate of 9.21% per annum. The seven shopping centers which indirectly secure our loan also serve as collateral for a $120.0 million senior mortgage loan and a $60.0 million senior mezzanine loan and had an appraised value of approximately $272.0 million at the time we acquired our interest in the junior mezzanine loan. The junior mezzanine loan is subordinated in right of payment to the senior mezzanine loan and senior mortgage loan.
On July 14, 2011, we acquired Ralph’s Circle Center, a 59,837 square foot shopping center located in Long Beach, California, for approximately $15.0 million. The purchase price was funded by cash on hand and borrowings under our line of credit.
On July 29, 2011, we sold two operating properties for proceeds of $867,675.
On August 1, 2011, we repaid, without penalty, $25.6 million in mortgage loans with interest rates ranging between 7.13% and 7.25%.
On August 2, 2011, one of the bridge loans to the Vestar joint venture was repaid to us in full, resulting in proceeds of $22.3 million, including related accrued interest.
Subsequent to June 30, 2011, we entered into contracts to acquire fee and joint venture interests in four retail centers for an aggregate purchase price of approximately $199.5 million, which includes the assumption of mortgages in the aggregate amount of approximately $91.4 million. Each of these acquisitions is past its due diligence period and, as such, deposits of $6.4 million are non-refundable except as otherwise provided in those contracts. We expect to fund the remaining purchase consideration using availability under our line of credit, proceeds from asset dispositions and from cash on hand.
As of August 5, 2011, we have entered into contracts, some of which are still in the due diligence review period, to sell interests in commercial real estate for an aggregate sale price of $30.3 million, which amount includes $19.7 million of mortgage loans to be assumed by the purchasers. Additionally, one of our unconsolidated joint ventures has entered into a contract for the sale of a property for which we expect to receive proceeds of approximately $29.8 million.

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
As of June 30, 2011, our consolidated property portfolio comprised 199 properties totaling approximately 20.7 million square feet of gross leasable area, or GLA, and included 176 shopping centers, ten development or redevelopment properties, eight non-retail properties and five land parcels. As of June 30, 2011, our core portfolio was 90.2% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 16 shopping centers, three office buildings and one apartment building totaling approximately 3.2 million square feet.
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
The economic downturn of recent years continues to affect our business. While economic conditions in many of our markets have modestly improved, macro-economic challenges, such as low consumer confidence, high unemployment and reduced consumer spending, have adversely affected many retailers and continue to adversely affect the retail sales of many regional and local tenants in some of our markets. While most of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles, other tenants in our shopping centers, particularly smaller shop tenants, have been particularly vulnerable as they have faced both declining sales and reduced access to capital. As a result, some tenants have requested rent adjustments and abatements, while other tenants have not been able to continue in business at all. We believe the fact that 67.6% of our shopping centers are supermarket-anchored serves as a competitive advantage because supermarket sales have not been as affected as the sales of many other classes of retailers, and our supermarkets continue to draw traffic to these centers.
We have responded to these challenges by undertaking intensive leasing efforts, negotiating reductions in certain recoverable expenses from our vendors, and making case-by-case assessments of rent relief based on the financial and operating strength of our tenants. These macro-economic trends have made it more difficult for us to achieve our objectives of growing our business through internal rent increases, re-cycling capital from lower-tiered assets into higher quality properties, and growing our asset management business. To the extent that challenging economic conditions persist we would expect small shop leasing, in particular, to continue to be very difficult. We anticipate that our core portfolio occupancy and same center net operating income for the fiscal year 2011 will either remain relatively flat or experience a modest increase as compared to fiscal year 2010.
While the leasing environment remains challenging for small shop tenants, the overall retail real estate market continues to improve. This improvement can be seen in valuations for assets in primary and secondary markets. Based on market conditions, we may seek to create additional relationships with institutional partners that have lower costs of capital and look to acquire assets in our primary markets. In addition, in order to improve the quality of our overall portfolio we may dispose of assets in these markets and reinvest the proceeds in higher quality assets in our primary markets.

Notwithstanding the difficult operating environment, the execution of our business strategy during the second quarter of 2011 resulted in:
•	The sale of 6.0 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds of approximately $115.7 million;

•	the prepayment of approximately $6.7 million principal amount in mortgage debt;

•	the sale of one operating property and one land parcel for aggregate net proceeds of approximately $2.5 million resulting in a net gain of $46,000;

•	the sale of two operating properties to a newly formed joint venture with New York Common Retirement Fund, or CRF, for aggregate net proceeds of $17.9 million resulting in a gain of approximately $943,000;

•	the recognition of a gain of approximately $3.6 million, related to additional consideration earned on the sale of an outparcel to our GRI-EQY I, LLC joint venture;

•	the acquisition of a fee interest in a retail condominium in New York City with 56,870 square feet of GLA for $55.0 million;

•	the signing of 55 new leases totaling 154,460 square feet at an average rental rate of $16.93 per square foot as compared to the prior in-place average rent of $17.94 per square foot in 2010, on a same space basis; and

•	the renewal and extension of 132 leases totaling 415,729 square feet at an average rental rate of $16.90 per square foot as compared to the prior in-place average rent of $17.39 per square foot, on a same space basis.
In addition to the above, for the six months ended June 30, 2011, the execution of our business strategy resulted in:
•	the acquisition of a controlling interest in CapCo;

•	the acquisition of two shopping centers located in Long Beach, California representing an aggregate of approximately 212,000 square feet of GLA for an aggregate purchase price of $57.0 million and the assumption of a mortgage with a principal balance of approximately $11.5 million;

•	the prepayment of approximately $37.7 million in mortgage debt; and

•	a slight decline in our core shopping center portfolio occupancy rate to 90.2% at June 30, 2011 from 90.3% at December 31, 2010.
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

Comparison of the three months ended June 30, 2011 to 2010
The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended June 30, 2011 as compared to the same period in 2010:

	Three Months Ended
	June 30,
	2011	2010	% Change
	(In thousands)
Total revenue	$88,251	$71,205	23.9%
Property operating expenses	24,702	20,152	22.6%
Rental property depreciation and amortization	24,351	16,755	45.3%
General and administrative expenses	13,335	11,741	13.6%
Investment income	969	489	98.2%
Equity in income (loss) in unconsolidated joint venture	177	(42)	521.4%
Interest expense	21,246	19,335	9.9%
Gain on sale of real estate	4,606	440	946.8%
Income tax benefit of taxable REIT subsidiaries	553	926	(40.3)%
(Loss) income from discontinued operations	(900)	1,482	(160.7)%
Net income	9,569	6,229	53.6%
Net income attributable to Equity One, Inc.	7,434	6,239	19.2%
Total revenue increased by $17.0 million, or 23.9%, to $88.3 million in 2011 from $71.2 million in 2010. The increase was primarily attributable to the following:
•	an increase of approximately $17.0 million associated with properties acquired in 2010 and 2011;

•	an increase of approximately $242,000 associated with management, leasing and asset management services provided to our joint ventures, primarily due to an acquisition fee of approximately $197,000 related to our new joint venture with CRF; and

•	an increase in same property expense recoveries of $214,000 due to higher average recovery rates; offset by

•	a net decrease of approximately $509,000 related to various development and redevelopment projects which were income producing in 2010 but were under construction in 2011.
Property operating expenses increased by $4.6 million, or 22.6%, to $24.7 million in 2011 from $20.2 million in 2010. The increase primarily consisted of the following:
•	an increase of approximately $5.1 million associated with properties acquired in 2011 and 2010; offset by

•	a decrease of approximately $340,000 in same property operating expenses due primarily to lower common area maintenance costs.
Rental property depreciation and amortization increased by $7.6 million, or 45.3%, to $24.4 million for 2011 from $16.8 million in 2010. The increase was primarily related to the following:
•	an increase of approximately $6.9 million related to depreciation on properties acquired in 2011 and 2010; and

•	an increase of approximately $1.6 million related to accelerated depreciation recognized in 2011 related to tenant vacancies; offset by

•	a decrease of approximately $902,000 related to tenant related assets becoming fully amortized.

General and administrative expenses increased by $1.6 million, or 13.6%, to $13.3 million for 2011 from $11.7 million in 2010. The increase in 2011 was primarily related to the following:
•	an increase of approximately $1.0 million due to additional personnel related costs, in part, related to the acquisition of CapCo and compensation expense related to a long-term share based incentive plan established in the first quarter of 2011 for certain executives;

•	an increase of approximately $416,000 in acquisition costs primarily related to our 2011 acquisitions and costs associated with entering into the new joint venture with CRF; and

•	an increase of approximately $384,000 in office operating expenses primarily due to higher office rent and technical support attributable to our new offices in New York and California; offset by

•	a decrease of approximately $317,000, primarily related to legal, consulting and other costs incurred in 2010 associated with activities to acquire the remaining ordinary shares of DIM.
Investment income increased by $480,000, or 98.2%, to $969,000 for 2011 from $489,000 in 2010. The increase was primarily related to interest earned on bridge loans made to unconsolidated joint ventures.
We recorded income in unconsolidated joint ventures of approximately $177,000 in 2011 compared to a net loss of $42,000 for the same period in 2010. The increase is primarily due to new unconsolidated joint ventures formed in December 2010 and the unconsolidated joint ventures acquired as part of the CapCo transaction.
Interest expense increased by $1.9 million, or 9.9%, to $21.2 million for 2011 from $19.3 million in 2010. The increase is primarily attributable to the following:
•	an increase of approximately $1.4 million primarily associated with mortgage assumptions in 2010 and 2011 related to acquisitions; and

•	an increase of approximately $512,000 associated with higher interest expense due to a higher average balance outstanding under our line of credit and higher bank fees primarily due to our line of credit expansion.
We recorded a gain on sale of real estate of $4.6 million for 2011 compared to $440,000 in 2010. The current period gain is attributable to additional consideration earned related to the sale of an outparcel to our GRI-EQY I, LLC joint venture, resulting in a gain of approximately $3.6 million, and the sale of two operating properties to a newly formed joint venture with CRF, resulting in a gain of approximately $943,000. The 2010 gain is primarily related to the sale of one land parcel to an unrelated third party.
We recorded net income tax benefits during the three months ended June 30, 2011 and 2010 of approximately $553,000 and $926,000, respectively. The decrease in tax benefit was primarily due to an increase in the net income from our taxable REIT subsidiaries.
For the three months ended June 30, 2011, discontinued operations resulted in a net loss of $900,000 compared to net income of $1.5 million for the three months ended June 30, 2010. The current period loss is primarily due to a $1.3 million impairment loss recorded on a property reclassified from income producing to held for sale. The impairment was the result of remeasuring the property to fair value less anticipated costs to sell. The offsetting net income of approximately $377,000 is primarily related to the results of operations of properties designated as held for sale. During the same period in 2010, we sold two outparcels generating a gain of approximately $1.5 million.
As a result of the foregoing, net income increased by $3.3 million, to $9.6 million in the second quarter of 2011 compared to net income of $6.2 million in the second quarter of 2010. Net income attributable to Equity One, Inc. increased by $1.2 million to $7.4 million in the second quarter of 2011 compared to $6.2 million in the second quarter of 2010.

Comparison of the six months ended June 30, 2011 to 2010
The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the six months ended June 30, 2011 as compared to the same period in 2010:

	Six Months Ended
	June 30,
	2011	2010	% Change
	(In thousands)
Total revenue	$173,935	$141,158	23.2%
Property operating expenses	49,190	39,912	23.2%
Rental property depreciation and amortization	46,786	33,043	41.6%
General and administrative expenses	25,312	21,828	16.0%
Investment income	1,662	648	156.5%
Equity in income (loss) in unconsolidated joint venture	811	(82)	1089.0%
Interest expense	42,532	39,243	8.4%
Gain on bargain purchase	53,467	—	N/M *
Gain on sale of real estate	4,606	440	946.8%
Gain on extinguishment of debt	255	63	304.8%
Income tax benefit of taxable REIT subsidiaries	1,118	1,994	(43.9)%
(Loss) income from discontinued operations	(516)	1,573	(132.8)%
Net income	70,438	11,024	539.0%
Net income attributable to Equity One, Inc.	65,921	11,671	464.8%

*	N/M = not meaningful
Total revenue increased by $32.8 million, or 23.2%, to $173.9 million in 2011 from $141.2 million in 2010. The increase is primarily attributable to the following:
•	an increase of approximately $32.2 million associated with properties acquired in 2010 and 2011;

•	an increase of approximately $335,000 associated with management, leasing and asset management services provided to our joint ventures, including an acquisition fee of approximately $197,000 related to our new joint venture with CRF; and

•	an increase of approximately $200,000 in same property revenue primarily due to rent commencements for several large tenants; offset by

•	a decrease of approximately $1.0 million related to various development and redevelopment projects which were income producing in 2010 but were under construction in 2011.
Property operating expenses increased by $9.3 million, or 23.2%, to $49.2 million in 2011 from $39.9 million in 2010. The increase primarily consists of the following:
•	an increase of approximately $9.7 million associated with properties acquired in 2011 and 2010;

•	an increase of approximately $430,000 related to higher snow removal costs; and

•	an increase in bad debt expense of approximately $250,000; offset by

•	a decrease of approximately $500,000 in same-property expenses due to cost reduction efforts and the timing of parking lot and roof repairs, which may be incurred in future periods;

•	a decrease of approximately $350,000 in external property management fees as we assumed the property management responsibilities of the DIM portfolio in the second quarter of 2010; and

•	a decrease of approximately $197,000 resulting from an increase in capitalized insurance and taxes on development properties.

Rental property depreciation and amortization increased by $13.7 million, or 41.6%, to $46.8 million for 2011 from $33.0 million in 2010. The increase was primarily related to the following:
•	an increase of approximately $13.4 million related to depreciation on properties acquired in 2011 and 2010; and

•	an increase of approximately $1.6 million related to accelerated depreciation recognized in 2011 related to tenant vacancies; offset by

•	a decrease of approximately $1.3 million related to tenant related assets becoming fully amortized.
General and administrative expenses increased by $3.5 million, or 16.0%, to $25.3 million for 2011 from $21.8 million in 2010. The increase in 2011 was primarily related to the following:
•	an increase of approximately $1.5 million in acquisition costs primarily related to our 2011 acquisitions and costs associated with entering into the new joint venture with CRF;

•	an increase of approximately $1.4 million due to additional personnel related, in part, to the acquisition of CapCo and compensation expense related to a long term share based incentive plan established in the first quarter of 2011 for certain of our executives;

•	an increase of approximately $855,000 in severance costs primarily related to former CapCo employees; and

•	an increase of approximately $512,000 in office operating expenses, primarily due to higher office rent and technical support attributable to our new offices in New York and California; offset by

•	a decrease of approximately $1.0 million, primarily related to legal, consulting and other costs incurred in 2010 associated with activities to acquire the remaining ordinary shares of DIM.
Investment income increased by $1.0 million, or 156.5%, to $1.7 million for 2011 from $648,000 in 2010. The increase was primarily related to interest earned on bridge loans made to unconsolidated joint ventures.
We recorded income in unconsolidated joint ventures of approximately $811,000 in 2011 compared to a net loss of $82,000 for the same period in 2010. The increase is primarily due to new unconsolidated joint ventures formed in December 2010 and the unconsolidated joint ventures acquired as part of the CapCo transaction.
Interest expense increased by $3.3 million, or 8.4%, to $42.5 million for 2011 from $39.2 million in 2010. The increase is primarily attributable to the following:
•	an increase of approximately $2.5 million primarily associated with mortgage assumptions in 2010 and 2011 related to acquisitions; and

•	an increase of approximately $813,000 associated with higher interest expense due to a higher average balance outstanding under our line of credit and higher bank fees primarily due to our line of credit expansion.
We recorded a gain on sale of real estate of $4.6 million for 2011 and $440,000 in 2010. The current period gain is attributable to additional consideration earned related to the sale of an outparcel to our GRI-EQY I, LLC joint venture resulting in a gain of approximately $3.6 million and the sale of two operating properties to a newly formed joint venture with CRF resulting in a gain of approximately $943,000. The 2010 gain is primarily related to the sale of one land parcel to an unrelated third party.
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
We recorded net income tax benefits during the six months ended June 30, 2011 and 2010 of approximately $1.1 million and $2.0 million, respectively. The decrease in tax benefit was primarily due to a decrease in the net loss from DIM and lower tax benefits recognized from our taxable REIT subsidiaries.
For the six months ended June 30, 2011, discontinued operations resulted in a net loss of $516,000 compared to net income of $1.6 million for the six months ended June 30, 2010. The current period loss is primarily due to a $1.3 million impairment loss recorded on a property reclassified from income producing to held for sale. The impairment was the result of remeasuring the property to fair value less anticipated costs to sell. The offsetting net income of approximately $761,000 is primarily related to the results of operations of properties designated as held for sale. During the same period in 2010, we sold two outparcels generating a gain of approximately $1.5 million.
As a result of the foregoing, net income increased by $59.4 million, to $70.4 million in the first half of 2011, compared to net income of $11.0 million in the first half of 2010. Net income attributable to Equity One, Inc. increased by $54.3 million to $65.9 million in the first half of 2011, compared to $11.7 million in the first half of 2010.
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
The following table illustrates the calculation of FFO for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Net income attributable to Equity One, Inc.	$7,434	$6,239	$65,921	$11,671
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	24,289	16,564	46,671	31,661
Net adjustment for unvested shares and noncontrolling interest(1)	2,108	—	4,523	—
Pro rata share of real estate depreciation from unconsolidated joint ventures	901	298	1,483	607
(Gain)/loss on disposal of depreciable assets	(930)	—	(930)	—

Funds from operations	$33,802	$23,101	$117,668	$43,939

(1)	Includes net effect of: (a) distributions paid with respect to unvested shares held by a noncontrolling interest; and (b) an adjustment to compensate for the rounding of the individual calculations.

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Earnings per diluted share attributable to Equity One, Inc.	$0.07	$0.07	$0.59	$0.13
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.20	0.18	0.39	0.35
Net adjustment for unvested shares and noncontrolling interest(1)	0.01	—	0.01	—
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.01	—	0.01	0.01
(Gain)/Loss on disposal of depreciable assets	(0.01)	—	(0.01)	—

Funds from operations per diluted share(2)	$0.28	$0.25	$0.99	$0.49

(1)	Includes net effect of: (a) distributions paid with respect to unvested shares held by a noncontrolling interest; and (b) an adjustment to compensate for the rounding of the individual calculations.

(2)	The weighted average diluted shares for the three months ended June 30, 2011 used in the above FFO calculations are higher than the GAAP diluted weighted average shares by the 11.4 million units held by LIH which are convertible into our common stock. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion would be antidilutive, but are included in the above calculation as their effect is dilutive for purposes of calculating FFO.
Critical Accounting Policies
Our 2010 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sale of real estate, business acquisitions, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, securities, goodwill, share based compensation and incentive awards, and discontinued operations. For the three and six month periods ended June 30, 2011, there were no material changes to these policies.
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
As of June 30, 2011, we had approximately $17.2 million of cash and cash equivalents available. At that date, we had two revolving credit facilities providing for borrowings of up to $415.0 million of which $256.0 million was available to be drawn, subject to covenants contained in those facilities which may otherwise limit borrowings. As of June 30, 2011, we had drawn $63.5 million under our $400.0 million credit facility, which bore interest at 1.59% at such date and expires on October 17, 2011, and had no borrowings under our $15.0 million credit facility. We are currently in negotiation with our lenders to refinance our $400.0 million credit facility. In the event we are unable to refinance our $400.0 million credit facility by October 17, 2011, we have the ability to extend the existing maturity date to October 17, 2012.

For the remainder of 2011, we have approximately $106.2 million in debt maturities in addition to normal recurring principal amortization payments. Our available cash and revolving credit facilities will be used to fund our debt maturities as well as prospective acquisitions and our normal operating expenses. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Subsequent to June 30, 2011, we entered into contracts to acquire fee and joint venture interests in four retail centers for an aggregate purchase price of approximately $199.5 million, which includes the assumption of mortgages in the aggregate amount of approximately $91.4 million. Each of these acquisitions is past its due diligence period and, as such, deposits of $6.4 million are non-refundable except as otherwise provided in those contracts. We expect to fund the remaining purchase consideration using availability under our line of credit, proceeds from asset dispositions and from cash on hand.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and development of new shopping centers. At June 30, 2011, we had invested approximately $44.9 million in development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $152.7 million to complete based on our current plans and estimates.
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
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the six months ended June 30, 2011:
•	We acquired three operating properties for an aggregate purchase price of $112.0 million and assumed a mortgage with a principal balance of approximately $11.5 million;

•	We assumed mortgage debt having an aggregate principal balance of approximately $172.0 million and a weighted average interest rate of 6.18% related to the CapCo acquisition;

•	In May 2011, we issued and sold 5.0 million shares of our common stock in an underwritten public offering and approximately 1.0 million shares of our common stock, in a concurrent private placement to an affiliate of our largest stockholder, Gazit-Globe, Ltd., raising aggregate net proceeds of approximately $115.7 million;

•	We prepaid, without penalty, approximately $6.7 million in mortgage debt prior to maturity; and

•	We had net borrowings of $63.5 million under our unsecured revolving line of credit.
The following significant financing and investing activities have taken place subsequent to June 30, 2011 : (i) we acquired a $45.0 million junior mezzanine loan which is indirectly secured by a portfolio of seven California shopping centers owned by a subsidiary of Centro Properties Group; (ii) we acquired Ralph’s Circle Center in Long Beach, California for $15.0 million; (iii) we repaid, without penalty, $25.6 million in mortgage loans; (iv) we sold two operating properties for proceeds of approximately $867,000; and (v) one of the bridge loans made to the Vestar joint venture was repaid to us in full, resulting in proceeds of $22.3 million, including related accrued interest.
As of August 5, 2011, we have entered into contracts, some of which are still in the due diligence review period, to sell interests in commercial real estate for an aggregate sale price of $30.3 million, which amount includes $19.7 million of mortgage loans to be assumed by the purchasers. Additionally, one of our unconsolidated joint ventures has entered into a contract for the sale of a property for which we expect to receive proceeds of approximately $29.8 million.
Summary Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Six Months Ended
	June 30,
	(In thousands)
			Increase
	2011	2010	(Decrease)
Net cash provided by operating activities	$59,322	$38,893	$20,429

Net cash used in investing activities	$(86,125)	$(56,062)	$(30,063)

Net cash used in financing activities	$(17,766)	$(10,631)	$(7,135)

Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service, and quarterly dividends. Net cash provided by operating activities totaled approximately $59.3 million for the six months ended June 30, 2011 compared to approximately $38.9 million in the 2010 period. The increase is attributable to an increase in cash from operations, an increase in investment income, and an increase in cash provided by operating assets and liabilities, primarily accounts receivable and other assets.
Net cash used in investing activities was approximately $86.1 million for the six months ended June 30, 2011 compared with approximately $56.1 million used in investing activities during the six months ended June 30, 2010. Investing activities during the current period consisted primarily of acquisitions of operating properties of $100.5 million, $42.0 million of proceeds related to the sale of real estate and rental properties and additions to investment in rental property, land and construction of $14.2 million. In the prior year period, cash flow used in investing activities was primarily related to investments in consolidated subsidiaries and real estate ventures of $13.8 million, and acquisitions of operating properties, and additions to investment in rental property, land and construction of $43.7 million.
Net cash used in financing activities totaled approximately $17.8 million for the six months ended June 30, 2011 compared with approximately $10.6 million used in financing activities for the same period in 2010. The largest cash outflow for the 2011 period related to repayments of $143.4 million in principal amount of mortgage debt and the payment of $48.7 million in dividends. This use of cash was partially offset by the net cash proceeds of approximately $115.7 million from our equity offerings and net borrowings under revolving credit facilities of $63.5 million. In the prior year, cash used by financing activities was mainly attributable to repayments of $68.2 million principal amount of mortgage debt and the payment of $40.7 million in dividends, offset in part by net proceeds of approximately $100.0 million from our 2010 equity offerings.
Future Contractual Obligations. The following table sets forth certain information regarding future contractual obligations, excluding interest, as of June 30, 2011:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year(1)	1-2 years	3-5 years	5 years

	(In thousands)
Mortgage notes payable:
Scheduled amortization	$125,684	$7,957	$30,534	$32,989	$54,204
Balloon payments	532,589	34,756	143,644	248,423	105,766

Total mortgage obligations	658,273	42,713	174,178	281,412	159,970

Unsecured revolving credit facilities	63,500	63,500		—	—
Unsecured senior notes	691,136	—	10,000	462,735	218,401

Total unsecured obligations	754,636	63,500	10,000	462,735	218,401

Operating leases	7,370	398	1,458	2,046	3,468
Construction commitments	152,700	152,700	—	—	—

Purchase contracts	15,000	15,000	—	—	—

Total contractual obligations	$1,587,979	$274,311	$185,636	$746,193	$381,839

(1)	Amount represents balance of obligation for the remainder of the 2011 year.
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
As of June 30, 2011, we have investments in ten unconsolidated joint ventures with our effective ownership interests ranging from 8.6% to 68%. All ten of these joint ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. For a more complete description of our joint ventures see note 4 to the condensed consolidated financial statements included in this report. At June 30, 2011, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $327.9 million (of which our proportionate share is approximately $94.4 million). Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.
One of our joint ventures is a special purpose entity which holds a 58% controlling interest in the Senator office building located in Sacramento, California. At the time of our acquisition, the special purpose entity and the other co-owners in the Senator building were in default of a $38.3 million loan secured by the property. The loan is non-recourse, other than for certain customary carve-outs which are also guaranteed by Equity One Realty & Management CA, Inc., the entity formerly known as Capital & Counties USA, Inc. As a result of the continuing default, the lender and special servicer have accelerated the loan and have commenced foreclosure proceedings with respect to our interest in the property. It has been our intention since the date we acquired our interest in the property to cooperate with the special servicer and lender to relinquish title. Accordingly, we recently consented to the lender’s appointment of a receiver to manage the property and we have agreed not to obstruct the the lender and special servicer’s efforts to consummate the foreclosure. Although we and the other co-owners continued to hold title to the property as of June 30, 2011, we have assigned no value to our interest in this special purpose entity and we recorded a liability of $3.4 million for costs related to the disposition of this property which is included in other liabilities in the condensed consolidated balance sheet at June 30, 2011. There can be no assurance that we will be able to resolve this matter in a short period of time.
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
Contingencies
Letters of Credit: As of June 30, 2011, we have pledged letters of credit having an aggregate face amount of $3.8 million as additional security for financial and other obligations. Substantially all of our letters of credit are issued under our revolving credit facilities.
Construction Commitments: As of June 30, 2011, we have entered into construction commitments and have outstanding obligations to fund approximately $152.7 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and available cash.
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
Non-Refundable Deposits: As of June 30, 2011, we have entered into contracts to purchase $15.0 million in commercial real estate. These contracts have past the due diligence period and the $4.0 million in deposits are non-refundable, except as otherwise provided in the contract.

Other than the obligations described above and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements as of June 30, 2011 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, capital expenditures or capital resources.
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
At the closing of the transaction, LIH contributed all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for Class A joint venture shares, representing an approximate 22% interest in the joint venture and we contributed a shared appreciation promissory note to the joint venture in the amount of $600.0 million and an additional $83.4 million in exchange for an approximate 78% interest in the joint venture, which consists of approximately 70% of the Class A joint venture shares and all of the Class B joint venture shares. The initial Class B joint venture shares are entitled to a preferred return of 1.5% per quarter. The actual payment of such amounts is limited to the extent that there is available cash remaining in any given period (subsequent to the payment of dividend equivalents to the holders of the Class A joint venture shares). Any remaining available cash after the preferred return is paid in a given period may be distributed, in an elective distribution, among the Class A and Class B joint venture shares, with 83.333% attributable to the Class B joint venture shares and 16.667% to the Class A joint venture shares on a pro-rata basis among the holders of such shares. Based on the respective ownership percentages held by Equity One and LIH, this allocation provides for, to the extent distributions in excess of available cash are distributed to the joint venture partners in the attribution of approximately 95% of such residual amounts to Equity One and the remaining 5% to LIH.
In addition, at the closing, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for 4.1 million shares of our common stock and one share of our newly-established Class A common stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances and (ii) subject to certain limitations, entitles LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture shares held by LIH from time to time. Effective June 29, 2011, the one share of Class A common stock was converted in accordance with its terms into 10,000 shares of our common stock.
The joint venture shares received by LIH are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. LIH’s ability to participate in earnings of CapCo is limited to their right to receive distributions payable on their joint venture shares. These non-elective distributions are designed to mirror dividends paid on our common stock. As such, earnings attributable to the noncontrolling interest as reflected in our condensed consolidated statements of income will be limited to distributions made to LIH on their joint venture shares. Distributions to LIH during the three and six months ended June 30, 2011 were $2.1 million and $4.5 million, respectively, which were equivalent to the per share dividends declared on our common stock, except for certain pro-rations as stipulated by the terms of the transaction.
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
Equity
In May 2011, we completed an underwritten public offering and concurrent private placement of 6.0 million shares of our common stock at a price to the public and in the private placement of $19.42 per share. In the concurrent private placement, an aggregate of 1.0 million shares were purchased by MGN (USA), Inc. an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The offerings generated proceeds to us of approximately $115.7 million, net of stock issuance costs and underwriting discounts of $858,000. We used the proceeds for general business purposes, which included investment opportunities and debt reduction.
Also, in connection with the CapCo acquisition on January 4, 2011, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A common stock, that (i) is convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, entitles LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture shares held by LIH from time to time. Effective June 29, 2011, the one share of Class A common stock was converted in accordance with its terms into 10,000 shares of our common stock.
Capital Recycling Initiatives
As part of our strategy to upgrade and diversify our portfolio and recycle our existing capital, we evaluate opportunities to sell assets or otherwise contribute assets to existing or new joint ventures with third parties. If the market values of these assets are below their carrying values, it is possible that the disposition or contribution of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material.
Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation; however, we have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions. We currently have one significant environmental remediation liability on our consolidated balance sheet related to our Westbury land acquisition. The capitalized cost associated with this acquisition comprised the purchase price plus a preliminary estimate of the cost of environmental remediation for the site of $5.9 million, which was based on a range provided by third party environmental consultants. This range varied from $5.9 million to $8.4 million on an undiscounted basis, with no amount being more likely than any other at the time the study was performed. During the three and six months ended June 30, 2011, we paid approximately $1.9 million and $3.8 million related to the environmental remediation for the site. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.
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
Among the factors that could cause actual results to differ materially are:
•	general economic conditions, competition and the supply of and demand for shopping center properties in our markets;

•	risks that tenants will not remain in occupancy or pay rent, or pay reduced rent due to declines in their businesses;

•	interest rate levels and the availability of financing;

•	potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;

•	greater than anticipated construction or operating costs;

•	inflationary, deflationary and other general economic trends;

•	the effects of hurricanes, earthquakes and other natural disasters;

•	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

•	impairment charges related to changes in market values of our properties as well as those related to our disposition activity; and

•	other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.

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
As of June 30, 2011, we had $63.5 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at our option at (i) applicable LIBOR plus 1.00% to 1.70%, depending on the credit ratings of our senior unsecured notes, or (ii) daily LIBOR plus 3.0%. Considering the total outstanding balance of $63.5 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $192,000 per year.
The fair value of our fixed-rate debt is $1.45 billion as of June 30, 2011, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $56.5 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $59.6 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.3 billion, the balance as of June 30, 2011.
Hedging Activities
As of June 30, 2011, we had not entered into any hedging activity.
Other Market Risks
As of June 30, 2011, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
     (a) Exhibits:

10.1	Equity One, Inc. Amended and Restated 2000 Executive Incentive Plan, as amended and restated through May 2, 2011 (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on May 4, 2011 and incorporated by reference herein).

10.2	Common Stock Purchase Agreement, dated as of May 18, 2011, between Equity One, Inc. and MGN (USA), Inc. (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on May 24, 2011 and incorporated by reference herein).

10.3	Registration Rights Agreement, dated as of May 18, 2011, by and among Equity One, Inc. and MGN (USA), Inc. (filed as Exhibit 10.2 to Equity One’s Current Report on Form 8-K filed with the SEC on May 24, 2011 and incorporated by reference herein).

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase

101.LAB++	XBRL Extension Labels Linkbase

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase

101.DEF++	XBRL Taxonomy Extension Definition Linkbase

++	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2011	EQUITY ONE, INC.
/s/ Mark Langer
Mark Langer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2011	/s/ Angela F. Valdes
Angela F. Valdes
Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description

10.1	Equity One, Inc. Amended and Restated 2000 Executive Incentive Plan, as amended and restated through May 2, 2011 (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on May 4, 2011 and incorporated by reference herein).

10.2	Common Stock Purchase Agreement, dated as of May 18, 2011, between Equity One, Inc. and MGN (USA), Inc. (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on May 24, 2011 and incorporated by reference herein).

10.3	Registration Rights Agreement, dated as of May 18, 2011, by and among Equity One, Inc. and MGN (USA), Inc. (filed as Exhibit 10.2 to Equity One’s Current Report on Form 8-K filed with the SEC on May 24, 2011 and incorporated by reference herein).

12.1	Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase

101.LAB++	XBRL Extension Labels Linkbase

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase

101.DEF++	XBRL Taxonomy Extension Definition Linkbase

++	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.