Form 10-Q
period 2011-09-30
EQUITY ONE, INC.
filed 2011-11-09
CIK 1042810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Applicable only to Corporate Issuers:

As of November 2, 2011, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 114,662,230.

EQUITY ONE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(Unaudited)

(In thousands, except share par value amounts)

	September 30, 2011	December 31, 2010
ASSETS
Properties:
Income producing	$2,685,314	$2,117,245
Less: accumulated depreciation	(286,296)	(248,528)

Income producing properties, net	2,399,018	1,868,717
Construction in progress and land held for development	69,135	74,402
Properties held for sale	501,642	513,230

Properties, net	2,969,795	2,456,349
Cash and cash equivalents	30,602	38,333
Cash held in escrow	47,321	—
Accounts and other receivables, net	18,198	12,559
Investments in and advances to unconsolidated joint ventures	50,216	59,736
Mezzanine loan receivable, net	45,284	—
Goodwill	9,117	9,561
Other assets	168,417	104,024

TOTAL ASSETS	$3,338,950	$2,680,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$436,048	$354,379
Unsecured senior notes payable	691,136	691,136
Unsecured revolving credit facilities	177,500	—

	1,304,684	1,045,515
Unamortized premium (discount) on notes payable, net	397	(1,805)

Total notes payable	1,305,081	1,043,710
Other liabilities:
Accounts payable and accrued expenses	53,880	32,885
Tenant security deposits	8,406	7,483
Deferred tax liabilities, net	8,495	46,523
Other liabilities	112,566	74,798
Liabilities associated with assets held for sale	194,630	181,458

Total liabilities	1,683,058	1,386,857

Redeemable noncontrolling interests	3,852	3,864
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 112,551 and 102,327 shares issued and outstanding at September 30, 2011 and December 31, 2010	1,126	1,023
Additional paid-in capital	1,585,964	1,391,762
Distributions in excess of earnings	(141,776)	(105,309)
Accumulated other comprehensive loss	(1,302)	(1,569)

Total stockholders’ equity of Equity One, Inc.	1,444,012	1,285,907

Noncontrolling interests	208,028	3,934

Total stockholders’ equity	1,652,040	1,289,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,338,950	$2,680,562

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2011 and 2010

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
REVENUE:
Minimum rent	$55,698	$44,053	$166,854	$130,581
Expense recoveries	15,856	13,143	48,596	38,233
Percentage rent	723	114	2,822	1,387
Management and leasing services	483	354	1,590	1,126

Total revenue	72,760	57,664	219,862	171,327

COSTS AND EXPENSES:
Property operating	21,223	16,312	62,907	48,494
Rental property depreciation and amortization	18,689	12,756	59,182	37,027
General and administrative	13,090	9,737	38,402	31,522

Total costs and expenses	53,002	38,805	160,491	117,043

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	19,758	18,859	59,371	54,284

OTHER INCOME AND EXPENSE:

Investment income	1,516	37	3,175	681
Equity in income (loss) in unconsolidated joint ventures	4,426	(64)	4,694	(146)
Other income	101	49	255	205
Interest expense	(16,325)	(14,629)	(49,899)	(44,689)
Amortization of deferred financing fees	(563)	(476)	(1,660)	(1,367)
Gain on bargain purchase	—	—	30,561	—
Gain (loss) on sale of real estate	959	(186)	5,565	254
Gain on extinguishment of debt	—	—	255	33
Impairment loss	(20,555)	(34)	(20,701)	(34)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	(10,683)	3,556	31,616	9,221
Income tax benefit of taxable REIT subsidiaries	3,173	204	3,480	1,001

(LOSS) INCOME FROM CONTINUING OPERATIONS	(7,510)	3,760	35,096	10,222

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	2,283	877	6,652	2,784
Gain on disposal of income producing properties	4,025	—	4,012	1,458
Impairment loss on income producing properties held for sale	(34,649)	—	(35,925)	—
Income tax benefit of taxable REIT subsidiaries	33,642	486	34,453	1,683

INCOME FROM DISCONTINUED OPERATIONS	5,301	1,363	9,192	5,925

NET (LOSS) INCOME	(2,209)	5,123	44,288	16,147

Net (income) loss attributable to noncontrolling interests	(2,448)	10	(6,965)	657

NET (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(4,657)	$5,133	$37,323	$16,804

(LOSS) EARNINGS PER COMMON SHARE – BASIC:
Continuing operations	$(0.09)	$0.04	$0.25	$0.12
Discontinued operations	0.05	0.01	0.08	0.07

	$(0.04)	$0.05	$0.33	$0.18 *

Number of Shares Used in Computing Basic (Loss) Earnings per Share	112,541	92,180	109,267	90,695

(LOSS) EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$(0.09)	$0.04	$0.25	$0.12
Discontinued operations	0.05	0.01	0.08	0.06

	$(0.04)	$0.05	$0.33	$0.18

Number of Shares Used in Computing Diluted (Loss) Earnings per Share	112,541	92,330	109,424	90,898

See accompanying notes to the condensed consolidated financial statements.

*	Note: Basic EPS for the nine months ended September 30, 2010 does not foot due to the rounding of the individual calculations.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

For the three and nine months ended September 30, 2011 and 2010

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
NET (LOSS) INCOME	$(2,209)	$5,123	$44,288	$16,147

OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized holding gain on securities available for sale	—	—	—	14
Reclassification adjustment for gain on sale of securities included in net income	—	—	—	(359)
Net amortization of interest rate contracts included in net income	16	16	48	47
Net unrealized gain (loss) on interest rate swap	125	(64)	219	(1,240)

Other comprehensive income (loss) adjustment	141	(48)	267	(1,538)

COMPREHENSIVE (LOSS) INCOME	(2,068)	5,075	44,555	14,609

Comprehensive (income) loss attributable to noncontrolling interests	(2,448)	10	(6,965)	657

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(4,516)	$5,085	$37,590	$15,266

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the nine months ended September 30, 2011

(Unaudited)

(In thousands)

			Additional	Distributions in	Accumulated Other	Total Stockholders’		Total
	Common Stock		Paid-In	Excess of	Comprehensive	Equity of Equity	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	One, Inc.	Interests	Equity
BALANCE, DECEMBER 31, 2010	102,327	$1,023	$1,391,762	$(105,309)	$(1,569)	$1,285,907	$3,934	$1,289,841
Issuance of common stock, net of withholding taxes	6,163	62	116,457	—	—	116,519	—	116,519
Stock issuance costs	—	—	(1,150)	—	—	(1,150)	—	(1,150)
Share-based compensation expense	—	—	5,238	—	—	5,238	—	5,238
Net income	—	—	—	37,323	—	37,323	6,965	44,288
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	43	43
Dividends paid on common stock	—	—	—	(73,790)	—	(73,790)	—	(73,790)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,817)	(8,817)
Conversion of Class A share by LIH	10	—	—	—	—	—	—	—
Acquisition of C&C (US) No. 1	4,051	41	73,657	—	—	73,698	206,145	279,843
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	(242)	(242)
Other comprehensive income adjustment	—	—	—	—	267	267	—	267

BALANCE, SEPTEMBER 30, 2011	112,551	$1,126	$1,585,964	$(141,776)	$(1,302)	$1,444,012	$208,028	$1,652,040

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$44,288	$16,147
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(2,714)	(1,594)
Accretion of below market lease intangibles, net	(7,412)	(5,580)
Equity in (income) loss in unconsolidated joint ventures	(5,398)	146
Gain on bargain purchase	(30,561)	—
Income tax benefit of taxable REIT subsidiaries	(37,933)	(2,684)
Provision for losses on accounts receivable	2,214	1,857
Amortization of discount on notes payable, net	1,027	2,161
Amortization of deferred financing fees	1,668	1,379
Depreciation and amortization	72,104	51,306
Share-based compensation expense	5,088	4,826
Amortization of derivatives	48	47
Gain on sale of real estate	(9,577)	(1,712)
Gain on extinguishment of debt	(254)	(63)
Gain on sale of securities	—	(366)
Operating distributions from joint ventures	744	304
Impairment loss	56,626	34
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	(3,294)	(3,645)
Other assets	(8,917)	(6,125)
Accounts payable and accrued expenses	16,716	13,491
Tenant security deposits	(1,372)	(254)
Other liabilities	530	(1,824)

Net cash provided by operating activities	$93,621	$67,851

INVESTING ACTIVITIES:
Acquisition of income producing properties	$(144,255)	$(81,971)
Additions to income producing properties	(10,801)	(7,293)
Additions to and purchases of land held for development	—	(1,337)
Additions to construction in progress	(17,930)	(6,957)
Proceeds from sale of real estate and rental properties	74,412	3,442
Increase in cash held in escrow	(47,321)	—
Increase in deferred leasing costs and lease intangibles	(4,974)	(3,378)
Investment in joint ventures	(9,874)	(2,236)
Investment in consolidated subsidiary	(242)	(13,437)
Repayments (advances) from (to) joint ventures	34,887	(69)
Distributions from joint ventures	14,071	—
Investment in mezzanine loan	(45,100)	—
Proceeds from sale of securities	—	841

Net cash used in investing activities	$(157,127)	$(112,395)

(Continued)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2011	2010
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(172,865)	$(71,357)
Net borrowings under revolving credit facilities	177,500	32,000
Proceeds from issuance of common stock	116,519	99,983
Payment of deferred financing costs	(5,034)	(967)
Stock issuance costs	(1,150)	(1,297)
Dividends paid to stockholders	(73,790)	(61,041)
Distributions to noncontrolling interests	(8,817)	—

Net cash provided by (used in) financing activities	32,363	(2,679)

Net decrease in cash and cash equivalents	(31,143)	(47,223)
Cash and cash equivalents obtained through acquisition	23,412	—
Cash and cash equivalents at beginning of the period	38,333	47,970

Cash and cash equivalents at end of the period	$30,602	$747

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $1.6 million and $1.7 million in 2011 and 2010, respectively)	$62,676	$56,723

We acquired upon acquisition of certain income producing properties:
Income producing properties	$167,331	$170,406
Intangible and other assets	11,761	18,713
Intangible and other liabilities	(23,734)	(50,406)
Assumption of mortgage notes payable	(11,103)	(56,742)

Cash paid for income producing properties	$144,255	$81,971

Net cash paid for the acquisition of C&C (US) No. 1 is as follows:
Income producing properties	$471,219	$—
Intangible and other assets	113,484	—
Intangible and other liabilities	(35,898)	—
Assumption of mortgage notes payable	(261,813)	—
Issuance of Equity One common stock	(73,698)	—
Noncontrolling interest in C&C (US) No. 1	(206,145)	—
Gain on bargain purchase	(30,561)	—
Cash acquired upon acquisition of C&C (US) No. 1	23,412	—

Net cash paid for acquisition of C&C (US) No. 1	$—	$—

Net cash paid for acquisition of income producing properties	$144,255	$81,971

(Concluded)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited)

1.	Organization and Basis of Presentation

Organization

We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops neighborhood and community shopping centers. We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995.

As of September 30, 2011, our consolidated property portfolio comprised 199 properties totaling approximately 20.7 million square feet of gross leasable area, or GLA, and included 176 shopping centers, eight development or redevelopment properties, eight non-retail properties and seven land parcels. As of September 30, 2011, our core portfolio was 90.6% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 16 shopping centers and two office buildings totaling approximately 2.7 million square feet.

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

Restatement of Gain on Bargain Purchase

As previously reported on our Form 8-K filed November 3, 2011, we concluded that our unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and for the six months ended June 30, 2011 contain an error relating solely to the amount of a non-cash gain on bargain purchase recognized in net income for the three months ended March 31, 2011 and the six months ended June 30, 2011.

In connection with the CapCo acquisition, we recorded a non-cash gain on bargain purchase in the aggregate amount of $53.5 million, representing the amount by which the fair value of the net assets acquired exceeded the fair value of the consideration transferred. In order to determine the amount of consideration transferred to LIH, we were required to determine the value of the 11.4 million non-controlling Class A Shares of the joint venture issued to LIH, which shares are redeemable by LIH on a one-for-one basis for shares of our common stock. In consultation with our external valuation advisors, a discount of 12.8% was applied to the market price of our common stock to value the Class A Shares issued to LIH. The discount was attributed to the lack of marketability and considered the probability that the Class A Shares would not be redeemed for at least five years as a result of the tax consequences to LIH of redeeming prior to the end of such period. Based on additional analysis of the accounting rules applicable to fair value computations and in consultation with our valuation advisors, we have determined that applicable fair value accounting guidance was misinterpreted in valuing the complex Class A Shares and related rights granted to LIH by taking into account tax circumstances peculiar to LIH. Accordingly, we have concluded that no discount should have been applied in determining the value of the Class A Shares because, in effect, such shares could be redeemed immediately for shares of our common stock by LIH and the tax circumstances of LIH should not have been considered in assessing the probability that LIH would not redeem prior to the end of such five year period. As a result, the $53.5 million gain on bargain purchase recognized during the three months ended March 31, 2011 and the six months ended June 30, 2011 should be reduced by $26.4 million.

The effect on the condensed consolidated balance sheet at March 31, 2011 would be to decrease total stockholders’ equity of Equity One, Inc. by $26.4 million to $1.4 billion and to increase noncontrolling interests by $26.4 million to $210.1 million. For the three months ended March 31, 2011, the effects on the condensed consolidated statement of operations would be to decrease the gain on bargain purchase by $26.4 million to $27.1 million, which would decrease net income attributable to Equity One, Inc. by the same amount to $32.1 million. Basic and diluted earnings per share would be restated to $0.30 and $0.29, respectively, from $0.54 and $0.51, respectively.

The effect on the condensed consolidated balance sheet at June 30, 2011 would be to decrease total stockholders’ equity of Equity One, Inc. by $26.4 million to $1.5 billion and to increase noncontrolling interests by $26.4 million to $209.8 million. There would be no change to the condensed consolidated statement of operations for the three months ended June 30, 2011 and the related earnings per share. For the six months ended June 30, 2011, the effects on the condensed consolidated statement of operations would be to decrease the gain on bargain purchase by $26.4 million to $27.1 million, which would decrease net income attributable to Equity One, Inc. by the same amount to $39.6 million. For the six months ended June 30, 2011, basic and diluted earnings per share would be restated to $0.36 and $0.36, respectively, from $0.61 and $0.59, respectively.

The financial information for the nine months ended September 30, 2011 included in this report has been adjusted to reflect the reduction in gain on bargain purchase resulting from the foregoing prior period error. Additionally, the purchase accounting measurement period adjustments have been retroactively applied as discussed in Note 3 to the condensed consolidated financial statements. The purchase accounting measurement period adjustments do not pertain to corrections of errors but reflect measurement period adjustments based on final property valuation reports for assets acquired and liabilities assumed in the CapCo acquisition. The net effect of these measurement period adjustments, combined with the correction regarding non-controlling interest, will reduce net income for the three and six month periods ended March 31, 2011 and June 30, 2011, respectively, by approximately $22.9 million. We are currently preparing restated financial statements for such periods and will file an amendment to each of the Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 as soon as practicable to include the restated financial statements and any other related disclosures.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those other entities where we have a controlling financial interest including where we have been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Accounting Standards Codification (“ASC”). Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation. Certain operations have been classified as discontinued and associated results of operations and financial position are separately reported for all periods presented. Information in these notes to the condensed consolidated financial statements, unless otherwise noted, does not include the accounts of discontinued operations.

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

The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for a full year.

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

Construction in Progress and Land Held for Development

Properties also include construction in progress and land held for development. These properties are carried at cost and no depreciation is recorded. Properties undergoing significant renovations and improvements are considered under development. All direct and indirect costs related to development activities are capitalized into construction in progress and land held for development on our condensed consolidated balance sheets, except for certain demolition costs, which are expensed as incurred. Costs incurred include predevelopment expenditures directly related to a specific project including development and construction costs, interest, insurance and real estate taxes. Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property. Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to the actual costs incurred. The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one-year from substantial completion of major construction activity. If we determine that a project is no longer viable, all predevelopment project costs are immediately expensed. Similar costs related to properties not under development are expensed as incurred.

Business Combinations

We allocate the purchase price of acquired properties to land, building, improvements and intangible assets and liabilities in accordance with the Business Combinations Topic of the FASB ASC. We allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition. Upon acquisition of real estate operating properties, we estimate the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis. There are four categories of intangible assets and liabilities to be considered: (1) in-place leases; (2) above and below-market value of in-place leases; (3) lease origination costs and (4) customer relationships. The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases, including fixed rate renewal options, to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to depreciation expense over the estimated remaining term of the respective leases. The value of above-market and below-market in-place leases is amortized to rental revenue over the estimated remaining term of the leases. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.

In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate renewal options, to be paid pursuant to the leases and management’s estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective lease, which includes the expected renewal option period.

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

We use the equity method of accounting for investments in unconsolidated joint ventures when we own more than 20% but less than 50% of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our condensed consolidated balance sheets and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations. We derive revenue through our involvement with unconsolidated joint ventures in the form of management and leasing services and interest earned on loans and advances. We account for these revenues gross of our ownership interest in each respective joint venture and record our proportionate share of related expenses in equity in income (loss) of unconsolidated joint ventures.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, the fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either internal projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner or based on actual sales prices as determined by executed sales contracts, except that fair values are reduced for disposal costs.

Properties Held for Sale

The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the condensed consolidated balance sheet, or the presentation of results of operations and gains or losses on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, we may not meet the criteria under the Property, Plant and Equipment Topic of the FASB ASC prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC. Prior to sale, we evaluate the extent of involvement with, and the significance to us of cash flows from a property subsequent to its sale, in order to determine if the results of operations and gain on sale or loss should be reflected as discontinued. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but in which we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of the Property, Plant and Equipment Topic of the FASB ASC only properties sold, or to be sold, to unrelated third parties where we will have no significant continuing involvement or significant cash flows are classified as discontinued operations.

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

Mezzanine Loan Receivable

Loan receivables are classified as held to maturity and are recorded at the stated principal amount plus allowable deferred loan costs or fees which are amortized as an adjustment of the loan’s yield over the term of the related loan. We evaluate the collectability of both interest and principal on the loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the proportionate value of the underlying collateral asset if applicable. Interest income on performing loans is accrued as earned.

Goodwill

Goodwill reflects the excess of the fair value of the acquired business over the fair value of net identifiable assets acquired in various business acquisitions. We account for goodwill in accordance with the Intangibles – Goodwill and Other Topic of the FASB ASC.

We perform annual, or more frequently in certain circumstances, impairment tests of our goodwill. We have elected to test for goodwill impairment in November of each year. The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of each reporting unit’s (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.

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

We identify our noncontrolling interests separately within the equity section on the condensed consolidated balance sheets. Noncontrolling interests also includes amounts related to partnership units issued by consolidated subsidiaries or VIEs in connection with certain property acquisitions. Partnership units which embody an unconditional obligation requiring us to redeem the units for cash at a specified or determinable date (or dates) or upon an event that is certain to occur are determined to be mandatorily redeemable under the Distinguishing Liabilities from Equity Topic of the FASB ASC and are classified as redeemable noncontrolling interests and presented in the mezzanine section between total liabilities and stockholder’s equity on the condensed consolidated balance sheets. The amounts of consolidated net (loss) income attributable to Equity One, Inc. and to the noncontrolling interests are presented on the condensed consolidated statements of operations.

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

Share-Based Payment

Share-based compensation expense charged against earnings is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Restricted stock expense	$1,443	$998	$4,149	$3,107
Stock option expense	367	648	1,078	1,712
Employee stock purchase plan discount	3	3	11	7

Total equity-based expense	1,813	1,649	5,238	4,826
Restricted stock classified as liability	20	—	40	—

Total expense	1,833	1,649	5,278	4,826
Less amount capitalized	(67)	(9)	(190)	(48)

Net share-based compensation expense	$1,766	$1,640	$5,088	$4,778

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

Our rental income is primarily derived from properties located in South Florida, San Francisco, Atlanta, the Northeast and major cities in the Southeastern United States; however, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. No individual property constitutes more than 10% of our revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, none of the shopping centers is located outside the United States.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of September 30, 2011, Publix Super Markets is our largest tenant and accounted for approximately 2.7 million square feet, or approximately 13.5% of our gross leasable area, and approximately $22.8 million, or 9.6%, of our annual minimum rent. As of September 30, 2011, we had outstanding receivables from Publix Super Markets of approximately $206,000. No other tenant accounted for over 4.0% of our annual minimum rent.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. We do not believe that the adoption of the ASU will have a material impact on our consolidated results of operation and financial condition.

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. We do not believe that the adoption of the ASU will have a material impact on our consolidated results of operation and financial condition.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (the revised standard)”. Under ASU No. 2011-08 companies have the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The guidance is effective for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. We do not believe that the adoption of the ASU will have a material impact on our consolidated results of operation and financial condition.

3.	Acquisitions and Dispositions

Acquisitions

The following table provides a summary of income producing property acquisition activity (other than CapCo which is discussed below) during the nine months ended September 30, 2011:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price	Mortgage Assumed
					(in thousands)
September 1, 2011	90-30 Metropolitan Ave	Queens	NY	59,815	$28,800	$—
July 14, 2011	Ralph’s Circle Center	Long Beach	CA	59,837	15,000	—
May 16, 2011	161 W. 16th Street	New York	NY	56,870	55,000	—
March 16, 2011	Vons Circle Center	Long Beach	CA	148,000	37,000	11,500
March 15, 2011	Circle Center West	Long Beach	CA	64,000	20,000	—

					$155,800	$11,500

In conjunction with the above property acquisitions, we entered into reverse Section 1031 like-kind exchange agreements with third party intermediaries which are for a maximum of 180 days and allow us, for tax purposes, to defer gains on sale of other properties identified and sold within this period. Until the earlier of termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediaries are the legal owner of each respective property; however, we control the activities that most significantly impact the property and retain all of the economic benefits and risks associated with the property. Therefore, at the date of acquisition, we determined that we are the primary beneficiary of these VIEs and consolidated the properties and their operations as of each respective acquisition date noted above. As of September 30, 2011, we are the legal owners of Circle Center West and Vons Circle Center as the ownership was transferred to us by the qualifying intermediary and, as such, these properties are no longer considered VIEs.

During the three and nine months ended September 30, 2011, we expensed approximately $853,000 and $4.0 million, respectively, of transaction-related costs in connection with completed or pending property acquisitions, excluding costs related to CapCo, which are included in general and administrative costs in the condensed consolidated statements of operations. The purchase price related to the acquisitions listed in the above table was funded by the use of our line of credit, cash on hand, and assumption of a mortgage with a principal balance of approximately $11.5 million which matures on October 10, 2028 and bears interest at 5.2%.

Acquisition of a Controlling Interest in CapCo

On January 4, 2011, we acquired a controlling ownership interest in CapCo through a joint venture with LIH. At the time of the acquisition, CapCo, which was previously wholly-owned by LIH, owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA, including Serramonte Shopping Center in Daly City, Plaza Escuela in Walnut Creek, The Willows Shopping Center in Concord, 222 Sutter Street in San Francisco, and The Marketplace Shopping Center in Davis. LIH is a subsidiary of Capital Shopping Centres Group PLC, a United Kingdom real estate investment trust. The results of CapCo’s operations have been included in our condensed consolidated financial statements from the date of acquisition. Our purchase price allocation has been finalized.

At the closing of the transaction, LIH contributed all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for Class A Shares in the joint venture, representing an approximate 22% interest in the joint venture and we contributed a shared appreciation promissory note to the joint venture in the amount of $600.0 million and an additional $84.3 million in exchange for an approximate 78% interest in the joint venture, which consists of approximately 70% of the Class A joint venture shares and all of the Class B joint venture shares. The initial Class B joint venture shares are entitled to a preferred return of 1.5% per quarter. The actual payment of such amounts is limited to the extent that there is available cash remaining in any given period (subsequent to the payment of dividend equivalents to the holders of the Class A joint venture shares) and a decision to make such a distribution by the board of the joint venture. Any remaining available cash after the preferred return is paid in a given period may be distributed, in an elective distribution, among the Class A and Class B joint venture shares, with 83.333% attributable to the Class B joint venture shares and 16.667% to the Class A joint venture shares on a pro-rata basis among the holders of such joint venture shares. Based on the respective ownership percentages held by Equity One and LIH, this allocation provides for, to the extent distributions in excess of available cash are distributed to the joint venture partners in the attribution of approximately 95% of such residual amounts to Equity One and the remaining 5% to LIH.

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

The joint venture shares received by LIH are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. LIH’s ability to participate in earnings of CapCo is limited to their right to receive distributions payable on their joint venture shares. These non-elective distributions are designed to mirror dividends paid on our common stock. As such, earnings attributable to the noncontrolling interest as reflected in our condensed consolidated statement of operations will be limited to distributions made to LIH on its joint venture shares. Distributions to LIH in the three and nine months ended September 30, 2011 were $2.5 million and $7.0 million, respectively, which were equivalent to the per share dividends declared on our common stock, adjusted for certain prorations as stipulated by the terms of the transaction.

In connection with the CapCo transaction, we also executed an Equityholders’ Agreement, among us, Capital Shopping Centers plc (“CSC”), LIH, Gazit-Globe Ltd. (“Gazit”), MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. Pursuant to the Equityholders’ Agreement, we increased the size of our board of directors by one seat, effective January 4, 2011, and appointed David Fischel, a designee of CSC, to the board. Subject to its continuing to hold a minimum number of shares of our common stock (on a fully diluted basis), CSC has the right to nominate one candidate for election to our board of directors at each annual meeting of our stockholders at which directors are elected.

Also in connection with the CapCo transaction, we amended our charter to, among other things, (i) add foreign ownership limits and (ii) modify the existing ownership limits for individuals (as defined for purposes of certain provisions of the Internal Revenue Code of 1986, as amended, or the Code). The foreign ownership limits provide that, subject to certain exceptions, a foreign person may not acquire, beneficially or constructively, any shares of our capital stock, if immediately following the acquisition of such shares, the fair market value of the shares of our capital stock owned, directly and indirectly, by all foreign persons (other than LIH and its affiliates) would comprise 29% or more of the fair market value of the issued and outstanding shares of our capital stock.

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

We expensed approximately $7.2 million of acquisition-related costs in connection with the CapCo transaction of which $83,000 and $1.9 million was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2011, respectively, and approximately $1.3 million and $4.6 million was recorded in general and administrative expenses for the three and nine months ended September 30, 2010, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, as well as retrospective adjustments made during the first nine months of 2011 (referred to as “measurement period adjustments”). See “Business Combinations” in Note 2 for the methods used to fair value the income producing properties and the related lease intangibles:

	Amounts Recognized as of Acquisition Date (1)	Measurement Period Adjustments(2)	Amounts Recognized as of Acquisition Date (as Adjusted)
	(In thousands)
Assets acquired:
Income producing properties	$425,199	$9,703	$434,902
Properties held for sale	36,317		36,317
Construction in progress	1,530	(14)	1,516
Cash and cash equivalents	23,412		23,412
Accounts and other receivables	663	325	988
Investments in and advances to joint ventures	48,092	(681)	47,411
Above-market leases	11,153	(93)	11,060
Other assets(3)	46,593	5,916	52,509

Total assets acquired	$592,959	$15,156	$608,115

Liabilities assumed:
Mortgage notes payable	$256,467		$256,467
Unamortized premium on notes payable, net	5,346		5,346
Accrued expenses	8,957	1,980	10,937
Below-market leases	12,797	9,732	22,529
Tenant security deposits	871		871
Other liabilities	1,561		1,561

Total liabilities assumed	$285,999	$11,712	$297,711

Estimated fair value of net assets acquired	$306,960	$3,444	$310,404

(1)	As previously reported in the notes to condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the periods ended March 31 and June 30, 2011.
(2)

During the fourth quarter of 2011 but prior to filing this Quarterly Report on Form 10-Q for the third quarter and nine month period ended September 30, 2011, we finalized the appraisals and allocations of value of certain properties included in our acquisition of CapCo resulting in the measurement period adjustments detailed above. The net impact of these adjustments resulted in a net increase in gain on bargain purchase of $3.4 million. These adjustments did not have a significant impact on our condensed consolidated statement of income for the three months ended March 31, 2011 and the three and six months ended June 30, 2011.

(3)	Included under the caption “Other assets” are intangible assets related to in-place leases, lease commissions and lease origination costs.

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

The fair values of the acquired intangible assets and liabilities, all of which have definite lives and are amortized, were assigned as follows:

	Fair Value	Remaining Weighted- Average Useful Life
	(in thousands)	(in years)
In-place leases	$42,235	9.4
Above-market leases	11,060	7.3
Lease commissions	4,507	8.4
Lease origination costs	992	6.3
Below-market leases	22,529	21.3

As of the acquisition date, we classified three properties with fair values totaling approximately $36.3 million as held for sale. We report the operating results of properties classified as held for sale as discontinued operations. Results of these held for sale properties are included in a separate component of income on the condensed consolidated statement of operations under the caption “operations of income producing properties sold or held for sale.”

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

The fair value of the noncontrolling interest in CapCo was estimated by reference to the amount that LIH would be entitled to receive upon a redemption of its Class A joint venture shares, which is equal to the value of the same number of shares of Equity One common stock plus any accrued but unpaid quarterly distributions with respect to the Class A joint venture shares. As a result, the fair value of the joint venture shares held by LIH was estimated at $18.15 per share, or $206.1 million in aggregate, equal to the value of Equity One common stock that LIH would have received had it redeemed its Class A joint venture shares on January 4, 2011.

The fair value of the identifiable assets acquired and liabilities assumed exceeded the sum of the fair value of the consideration transferred and the fair value of the noncontrolling interest. The fair value of the assets acquired significantly increased from the date the original purchase terms were agreed upon until the closing of the transaction on January 4, 2011. As a result, we recognized a gain of approximately $30.6 million which is included in the line item entitled “gain on bargain purchase” in the condensed consolidated statement of operations for the nine months ended September 30, 2011. The following table provides a reconciliation of the gain on bargain purchase:

(In thousands)
Fair value of net assets acquired	$310,404
Fair value of consideration transferred	(73,698)
Fair value of noncontrolling interest	(206,145)

Gain on bargain purchase	$30,561

For additional information regarding the adjustments to the gain on bargain purchase and related restatement, see Note 1.

The amounts of revenues and earnings of CapCo included in our condensed consolidated statements of operations from the acquisition date are as follows:

	Three Months ended September 30, 2011	Nine Months ended September 30, 2011
	(In thousands)
Revenues	$13,233	$40,334
Net loss attributable to Equity One, Inc.	$5,096	$3,141

The accompanying unaudited pro forma information for the three and nine months ended September 30, 2011 and 2010 is presented as if the acquisition of CapCo on January 4, 2011 had occurred on January 1, 2010. This pro forma information is based upon the historical financial statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of our operations would have been had the above occurred, nor do they purport to predict the results of operations of future periods. The unaudited pro forma information for the three and nine months ended September 30, 2011 was adjusted to exclude $0 and $30.6 million of gain on bargain purchase, $83,000 and $1.9 million of acquisition related costs, and $31,000 and $780,000 of reorganization costs related to the acquisition, respectively. The unaudited pro forma information for the three and nine months ended September 30, 2010 was adjusted to include $0 and $30.6 million of gain on bargain purchase and adjusted to exclude $1.3 million and $4.6 million of acquisition related costs, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(in thousands)
Revenues	$72,760	$74,113	$219,862	$214,947
Net (loss) income attributable to Equity One, Inc.	$(4,543)	$4,536	$8,882	$44,976

Property Dispositions

The following table provides a summary of disposition activity during the nine months ended September 30, 2011:

Date Sold	Property Name	City	State	Square Feet/Acres		Gross Sales Price
						(in thousands)
Income producing property sold
September 30, 2011	Trio Apartments(1)	Pasadena	CA	284,989		$112,200
September 1, 2011	Pacific Financial Center(1)	Los Angeles	CA	212,933		49,500
July 29, 2011	Lancaster Shopping Center/Lancaster Plaza	Lancaster	SC	106,447		900
June 22, 2011	Mandarin Mini	Jacksonville	FL	52,420		1,250
May 13, 2011	Country Walk Plaza(2)	Miami	FL	100,686		27,750
May 13, 2011	Veranda Shoppes(2)	Plantation	FL	44,888		11,675

						203,275

Outparcels sold
August 25, 2011	Riverside	Coral Springs	FL	39,335		1,550
July 7, 2011	Walden Woods – Taco Bell	Plant City	FL	2,924		716
June 28, 2011	Sunlake	Miami	FL	6.50	(3)	1,250

						3,516

						$206,791

(1)	Property held in a joint venture. The sales price is presented gross.
(2)	Property sold to a joint venture in which we hold a 30% interest.
(3)	In acres.

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

Discontinued Operations

We report as discontinued operations, properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income/loss on the condensed consolidated statements of operations under the caption discontinued operations. This reporting has resulted in certain reclassifications of financial statement amounts.

In September 2011, we entered into an agreement with Blackstone Real Estate Partners VII (“Blackstone”) to sell 36 shopping centers predominantly located in the Atlanta, Tampa and Orlando markets for a total sales price of $473.1 million. These assets were encumbered by mortgage loans having an aggregate principal balance of approximately $173.0 million as of September 30, 2011. The operations of these properties and the related assets and liabilities are included in discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. We anticipate undertaking Section 1031 tax deferred exchange transactions in connection with the sale of several of these properties. We recognized an impairment loss of $33.8 million related to this pending sale, which we expect to consummate in December 2011.

The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2011 and 2010 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2011 and 2010 and the operations for the applicable period for those assets classified as held for sale as of September 30, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Rental revenue	$14,323	$13,817	$43,427	$41,628
Expenses:
Property operating expenses	4,171	4,289	12,436	12,132
Rental property depreciation and amortization	3,296	4,150	10,770	13,010
General and administrative expenses	9	12	44	55

Operations of income producing property	6,847	5,366	20,177	16,431
Investment income	—	2	3	6
Other income	—	—	18	—
Interest expense	(4,725)	(4,488)	(14,242)	(13,671)
Amortization of deferred financing fees	—	(3)	(8)	(12)
Equity in income in unconsolidated joint ventures	161	—	704	—
Gain on disposal of income producing properties	4,025	—	4,012	1,458
Gain on extinguishment of debt	—	—	—	30
Impairment loss on income producing properties held for sale	(34,649)	—	(35,925)	—
Income tax benefit	33,642	486	34,453	1,683

Income from discontinued operations	$5,301	$1,363	$9,192	$5,925

During the three and nine months ended September 30, 2011, we recognized an impairment loss on discontinued operations of $34.6 million and $35.9 million, respectively. See Note 4 for further discussion of these impairment losses.

During the three and nine months ended September 30, 2011, we recognized a tax benefit of $33.6 million and $34.5 million, respectively, primarily attributable to a reversal of a deferred tax liability associated with properties classified as held for sale. The deferred tax liability was initially established upon our acquisition of DIM Vastgoed N.V. in 2009.

4.	Impairment

The following table is a summary of the impairment loss recorded in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Goodwill	$299	$34	$444	$34
Land held for development	11,766	—	11,767	—
Properties held for use	8,490	—	8,490	—

Impairment loss recognized in continuing operations	20,555	34	20,701	34

Properties held for sale	34,649	—	35,925	—

Impairment loss recognized in discontinued operations	34,649	—	35,925	—

Total impairment loss	$55,204	$34	$56,626	$34

Goodwill

We are required to perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. We estimate the fair value of the reporting unit using discounted projected future cash flows. If the carrying value of the reporting unit exceeds its fair value, an impairment is recorded. As a result of our analysis, we recognized $299,000 and $444,000 of impairment losses during the three and nine months ended September 30, 2011, respectively.

Land Held for Development

We measure the recoverability of development projects by comparing the carrying amount to estimated future undiscounted cash flows. Impairment is recognized when the expected undiscounted cash flows for a development project are less than its carrying amount, at which time the property is written-down to fair value. During the three and nine months ended September 30, 2011, we recognized $11.8 million of impairment losses on certain development projects for which management’s development intentions had changed regarding the future status of the projects and considering the increased likelihood that management may sell the land parcels prior to development.

Properties Held for Use

We review properties held for use for impairment on a property by property basis when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant, and Equipment Topic of the FASB ASC. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written-down to fair value. During the three and nine months ended September 30, 2011, we recognized $8.5 million of impairment losses on certain properties located in secondary markets for which our anticipated holding periods have been reconsidered. The analysis in the third quarter of 2011 included an assessment of each property based on the increased likelihood that holding periods may be shorter than previously estimated due to management’s updated disposition plans. The expected cash flows considered the estimated holding period of the assets and the exit price in the event of disposition.

Properties Held for Sale

Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by us typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented. During the three and nine months ended September 30, 2011, we recognized impairment losses of $34.6 million and $35.9 million, respectively, related to properties held for sale based on executed sales contracts.

5.	Investments in Joint Ventures

As of September 30, 2011, our investments in and advances to unconsolidated joint ventures was composed of the following:

				Investment Balance
Joint Venture	Number of Properties	Location	Ownership	September 30, 2011	December 31, 2010
				(In thousands)
Investments in unconsolidated joint ventures:

GRI-EQY I, LLC (1)	10	GA, SC, FL	10.0%	$6,856	$7,046
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,261	3,109
Madison 2260, Realty, LLC	1	NY	8.6%	1,066	1,066
Madison 1235, Realty, LLC	1	NY	20.1%	1,000	1,000
Talega Village Center JV, LLC (2)	1	CA	50.5%	3,652	3,916
Vernola Marketplace JV, LLC (2)	1	CA	50.5%	7,798	8,127
Parnassus Heights Medical Center	1	CA	50.0%	13,840	—
Equity One JV Portfolio, LLC (3)	2	FL	30.0%	7,515	—

Total				44,988	24,264

Advances to unconsolidated joint ventures (4)				5,228	35,472

Investments in and advances to unconsolidated joint ventures				$50,216	$59,736

(1)	The investment balance is presented net of deferred gains of approximately $3.3 million associated with the disposition of assets by us to the joint venture.
(2)	Our effective interest is 48% when considering the 5% noncontrolling interest held by Vestar.
(3)	The investment balance is presented net of a deferred gain of approximately $404,000 associated with the disposition of assets by us to the joint venture.
(4)	Included in this amount is a $4.6 million receivable associated with the sale of an outparcel to the GRI-EQY I, LLC joint venture.

Equity in income in unconsolidated joint ventures totaled approximately $4.4 million and $4.7 million for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, equity in loss in unconsolidated joint ventures totaled $64,000 and $146,000, respectively. Fees paid to us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of operations, totaled approximately $334,000 and $1.2 million for the three and nine months ended September 30, 2011, respectively, and $300,000 and $1.0 million, respectively, for the three and nine months ended September 30, 2010.

Equity One/Vestar Joint Ventures

In December 2010, we acquired ownership interests in three properties through joint ventures. Two of the properties are located in California and were acquired through partnerships (the “Equity One/Vestar JVs”) with Vestar Development Company (“Vestar”). In both of these joint ventures, we hold a 95% interest, and they are consolidated. Each Equity One/Vestar JV holds a 50.5% ownership interest in each of the California properties through two separate joint ventures with Rockwood Capital (the “Rockwood JVs”). The Equity One/Vestar JVs’ ownership interests in the properties are accounted for under the equity method. Included in our original investment were two bridge loans with an aggregate balance of $35.0 million, secured by the properties, made by the Equity One/Vestar JVs to the Rockwood JVs as short-term financing until longer-term mortgage financing was obtained. During the third quarter of 2011, the bridge loans and related accrued interest were repaid to us with proceeds from new mortgages obtained by the joint ventures.

Upon formation, the Rockwood JVs were considered VIEs for which the Equity One/Vestar JVs, which we control, were not the primary beneficiaries due to shared control and lack of financial interest. Since the bridge loans were repaid to us during the third quarter of 2011 and the Rockwood JVs were able to secure long term mortgage financing from a third party lender, the Rockwood JVs are no longer considered VIEs.

CapCo Joint Ventures

In connection with the CapCo acquisition on January 4, 2011, we acquired ownership interests in three properties located in California through joint ventures, tenants-in-common or other shared ownership. The joint ventures include Pacific Financial Center, Parnassus Heights Medical Center, and Trio Apartments. The aggregate fair value of these joint ventures as of January 4, 2011 was $47.4 million. Our ownership interests in these properties are accounted for under the equity method.

In September 2011, the property held by the Pacific Financial Center joint venture was sold. Our proportionate share of the gain, $4.3 million, is included in equity in income (loss) in unconsolidated joint ventures in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011.

In September 2011, the property held by the Trio Apartments joint venture was sold. Immediately preceding the sale of the property to a third party, we purchased our partner’s interest in the joint venture. As a result, our pro-rata share of the gain on sale of $3.4 million and our pro-rata share of the income of the joint venture of $161,000 and $704,000 for the three and nine months ended September 30, 2011, respectively, have been included in discontinued operations in the condensed consolidated statements of operations.

In addition, in connection with our acquisition of CapCo, we acquired a special purpose entity which held a 58% controlling interest in the Senator office building located in Sacramento, California. At the time of our acquisition, the special purpose entity and the other co-owners in the Senator building were in default of a $38.3 million non-recourse loan secured by the property. As a result of the continuing default, the lender and special servicer accelerated the loan and foreclosed on the property on September 20, 2011. It was our intention since the date we acquired our interest in the property to relinquish title. Accordingly, at the time of acquisition, we assigned no value to our interest in this special purpose entity.

New York Common Retirement Fund Joint Venture

In May 2011, we sold two operating properties, Country Walk Plaza in Miami, Florida and Veranda Shoppes in Plantation, Florida to a newly formed joint venture between us and New York State Common Retirement Fund (“CRF”) for gross proceeds of approximately $39.2 million. We recognized a gain of approximately $943,000, net of the deferred amount of approximately $404,000 due to our continuing involvement in the joint venture, which is included in gain on sale of real estate in the condensed consolidated statements of operations for the nine months ended September 30, 2011. CRF holds a 70% interest in the joint venture and we own a 30% interest. We perform the day to day accounting and property management functions for the joint venture and, as such, earn a management fee for the services provided. Our ownership interest in this joint venture is accounted for under the equity method.

6.	Mezzanine Loan Receivable

On July 5, 2011, we invested in a $45.0 million junior mezzanine loan (“Mezzanine Loan”) indirectly secured by a portfolio of seven California shopping centers which had an aggregate appraised value of approximately $272.0 million at the time we acquired the Mezzanine Loan. The Mezzanine Loan is subordinated in right of payment to a $120.0 million mortgage loan and a $60.0 million senior mezzanine loan, matures on July 9, 2013 subject to the borrower’s ability to extend the maturity date for three additional one-year periods, and bears interest at 8.46% per annum plus one month LIBOR (subject to a 0.75% per annum LIBOR floor). At September 30, 2011, the Mezzanine Loan bore interest of 9.21%. We capitalized $108,000 in net fees paid relating to the acquisition of this loan and are amortizing these amounts against interest income over the initial two-year term.

7.	Goodwill

The following table provides a summary of goodwill activity in the condensed consolidated balance sheets:

	September 30, 2011	December 31, 2010
	(In thousands)
Balance at beginning of period	$9,561	$10,117
Impairment	(444)	(556)

Balance at end of period	$9,117	$9,561

8.	Other Assets

The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	September 30, 2011	December 31, 2010
	(In thousands)
Lease intangible assets, net	$83,952	$44,740
Leasing commissions, net	22,538	17,708
Straight-line rent receivable, net	17,529	15,023
Deposits and mortgage escrow	22,291	17,964
Prepaid and other expenses	10,770	1,193
Deferred financing costs, net	9,234	5,988
Furniture and fixtures, net	2,103	1,408

Total other assets	$168,417	$104,024

9.	Borrowings

Mortgage Notes Payable

The following table is a summary of our mortgage notes payable balances in the condensed consolidated balance sheets:

Mortgage Notes Payable	September 30, 2011	December 31, 2010
	(In thousands)
Fixed rate mortgage notes	$436,048	$354,379
Unamortized premium, net	2,850	950

Total	$438,898	$355,329

Weighted average-interest rate of fixed rate mortgage notes	6.33%	6.59%

Included in liabilities associated with assets held for sale are mortgage notes payable of $192.7 million and $179.3 million at September 30, 2011 and December 31, 2010, respectively, with a weighted average interest rate of 5.67% and 5.63%, respectively.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain mortgage loans with an aggregate principal balance of $207.1 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders elect to accelerate, we will repay the remaining mortgage from existing resources, refinance such mortgages, or borrow under our revolving lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition or cash flows.

During the three and nine months ended September 30, 2011, we prepaid, without penalty, $25.6 million and $63.3 million in mortgage loans with a weighted-average interest rate of 7.23% and 7.41%, respectively. During the nine months ended September 30, 2010, we repaid mortgages totaling $61.2 million with a weighted-average interest rate of 8.32%.

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

Unsecured Senior Notes

Our outstanding unsecured senior notes payable in the condensed consolidated balance sheets consisted of the following:

Unsecured Senior Notes Payable	September 30, 2011	December 31, 2010
	(In thousands)
7.84% Senior Notes, due 1/23/12	$10,000	$10,000
6.25% senior notes, due 12/15/14	250,000	250,000
5.375% Senior Notes, due 10/15/15	107,505	107,505
6.0% Senior Notes, due 9/15/16	105,230	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.0% Senior Notes, due 9/15/17	116,998	116,998

Total Unsecured Senior Notes	691,136	691,136
Unamortized discount, net	(2,453)	(2,755)

Total	$688,683	$688,381

Weighted-average interest rate, net of discount adjustment	6.06%	6.06%

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

Unsecured Revolving Credit Facilities

On September 30, 2011, we entered into an Amended and Restated Credit Agreement (the “Amended Facility”) to provide $575.0 million of unsecured revolving credit through a syndicate of banks. The Amended Facility bears interest at applicable LIBOR plus a margin of 1.00% to 1.85%, depending on the credit ratings of our senior unsecured notes. The Amended Facility also includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.175% to 0.450% per annum depending on the credit ratings of our senior unsecured notes. Based on our credit ratings at September 30, 2011, the interest rate margin applicable to amounts outstanding under the Amended Facility is 1.55% per annum and the facility fee is 0.30% per annum. The Amended Facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $50.0 million swing line facility for short term borrowings, a $50.0 million letter of credit commitment and a $61.3 million multicurrency subfacility. The Amended Facility expires on September 30, 2015, with a one year extension at our option. The Amended Facility contains a number of customary restrictions on our business, including restrictions on our ability to make certain investments, and also includes various financial covenants, including a minimum tangible net worth requirement, maximum unencumbered and total leverage ratios, a maximum secured indebtedness ratio, a minimum fixed charge coverage ratio and a minimum unencumbered interest coverage ratio. If a material default under the Amended Facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of September 30, 2011, we had drawn $177.5 million against the Amended Facility, which bore interest at 2.05%. There was no outstanding balance on our credit facility as of December 31, 2010.

We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of September 30, 2011 and December 31, 2010. This facility provides for the issuance of up to $15.0 million in outstanding letters of credit. The facility bears interest at the rate of LIBOR plus 1.40% and expires on May 8, 2012.

As of September 30, 2011, the maximum availability under these credit facilities was approximately $409.2 million, net of outstanding letters of credit and subject to the covenants in the loan agreements.

10.	Other Liabilities

The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	September 30, 2011	December 31, 2010
	(In thousands)
Lease intangible liabilities, net	$103,841	$69,007
Prepaid rent	8,118	5,687
Other	607	104

Total other liabilities	$112,566	$74,798

11.	Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code (“Code”), commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries (“TRSs”). Accordingly, the only provision for federal income taxes in our condensed consolidated financial statements relates to our consolidated TRSs.

We recorded an income tax benefit from continuing operations during the three months ended September 30, 2011 and 2010 of approximately $3.2 million and $204,000, respectively, and for the nine months ended September 30, 2011 and 2010 of approximately $3.5 million and $1.0 million, respectively. These benefits are primarily attributable to the net operating losses generated by DIM Vastgoed, N.V. (“DIM”), a Dutch company in which we acquired a controlling interest in the first quarter of 2009, and IRT Cap Corp II (“IRT”). We recorded an income tax benefit from discontinued operations of $33.6 million and $486,000 during the three months ended September 30, 2011 and 2010, respectively, and for the nine months ended September 30, 2011 and 2010 of $34.5 million and $1.7 million, respectively. The tax benefits recorded related to discontinued operations are primarily attributable to the reversal of a deferred tax liability associated with properties held for sale by DIM and IRT and, to a lesser extent, by net operating losses. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. In 2010, DIM did not pay any U.S. income tax, which reflected the benefit of net operating loss carry forwards (“NOLs”) in previous years. As of September 30, 2011, DIM had federal and state NOLs of approximately $26.6 million and $28.4 million remaining, respectively. These carry forwards begin to expire in 2027.

We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for income tax liabilities are adequate for all years still subject to tax audit after 2006.

12.	Noncontrolling Interests

Noncontrolling interest represents the portion of equity that we do not own in those entities that we consolidate. We account for and report our noncontrolling interest in accordance with the provisions under the Consolidation Topic of the FASB ASC.

We are involved in the following investment activities in which we have a controlling interest:

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of ours, formed a limited partnership as a general partner. Walden Woods Village, an income producing shopping center, was contributed by its owners (the “Noncontrolling Partners”), and we contributed 93,656 shares of our common stock to the limited partnership at an agreed-upon price of $10.30 per share. Under the terms of the agreement, the Noncontrolling Partners do not share in any earnings of the partnership, except to the extent of dividends received by the partnership for the shares originally contributed by us. Based on the per-share price and the net value of property contributed by the Noncontrolling Partners, the limited partners received 93,656 partnership units. We have entered into a redemption agreement with the Noncontrolling Partners whereby the Noncontrolling Partners can request that we purchase their partnership units at a price of $10.30 per unit at any time before January 1, 2014. In accordance with the Distinguishing Liabilities subtopic from the Equity Topic of the FASB ASC, the value of the redeemable noncontrolling interest of $989,000 is included in the mezzanine section of our condensed consolidated balance sheet, separate from permanent equity, until the earlier of January 1, 2014 or upon election by the Noncontrolling Partners to redeem their partnership units. We have also entered into a conversion agreement with the Noncontrolling Partners pursuant to which, following notice, the Noncontrolling Partners can convert their partnership units into our common stock. The Noncontrolling Partners have not exercised their redemption or conversion rights, and their noncontrolling interest remains valued at $989,000.

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

On January 14, 2009, we acquired a controlling interest in DIM which required us to consolidate DIM’s results as of the acquisition date. Upon consolidation, we recorded $25.8 million of noncontrolling interest which represented the fair value of the portion of DIM’s equity that we did not own upon acquisition. Subsequent changes to the noncontrolling interest in stockholders’ equity result from the allocation of losses, and additional shares purchased from the noncontrolling interests. Our ownership in DIM as of September 30, 2011 was 97.8%.

The following table shows the effects on our equity resulting from the changes in our ownership interest in DIM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net (loss) income attributable to Equity One, Inc.	$(4,657)	$5,133	$37,323	$16,804
Increase in our paid-in capital for purchase of 0 and 110,475 DIM ordinary shares for the three months ended September 30, 2011 and 2010, respectively and 33,213 and 2,637,488 shares for the nine months ended September 30, 2011 and 2010, respectively	—	63	—	7,563

Net transfers from noncontrolling interest	—	63	—	7,563

Change from net income attributable to Equity One, Inc. and transfers from noncontrolling interest	$(4,657)	$5,196	$37,323	$24,367

In December 2010, we acquired controlling interests in three joint ventures with Vestar which required us to consolidate their results as of the acquisition date. Upon consolidation, we recorded $5.2 million of noncontrolling interest which represented the fair value of the portion of the joint venture equity that we did not own upon acquisition. For the Equity One/Vestar JVs, $2.4 million of noncontrolling interest is recorded in permanent equity in our condensed consolidated balance sheet at September 30, 2011 and December 31, 2010. The Vestar Arizona JV contains certain provisions which may require us to redeem the noncontrolling interest at fair market value at Vestar’s option. Due to the redemption feature, we have recorded the $2.9 million of noncontrolling interest associated with this venture in the mezzanine section of our condensed consolidated balance sheet at September 30, 2011 and December 31, 2010, which approximates redemption value. The carrying amount of Vestar’s redeemable noncontrolling interest will be increased by periodic accretions, which shall be recognized against paid-in capital, such that the carrying amount of the noncontrolling interest will equal the mandatory redemption amount.

Additionally, we acquired a controlling interest in CapCo on January 4, 2011 which required us to consolidate CapCo’s results as of the acquisition date. We recorded $206.1 million of noncontrolling interest upon consolidation, which represented the fair value of the portion of CapCo’s equity that we did not own upon acquisition. The $206.1 million of noncontrolling interest is reflected in the stockholders’ equity section of our condensed consolidated balance sheet as permanent equity at September 30, 2011. Since LIH, the noncontrolling party, only participates in the earnings of CapCo to the extent of dividends declared on our common stock and considering that dividends are generally declared and paid in the same quarter, subsequent changes to the noncontrolling interest will only occur if dividends are declared but not paid, or if we acquire all or a portion of LIH’s interest or if its LLC shares in CapCo are converted into our common stock. See note 3 above for a discussion of the CapCo joint venture.

Included in net income/loss attributable to non-controlling interests in the condensed consolidated statements of operations is $18,000 and $14,000 attributable to discontinued operations for the three months ended September 30, 2011 and 2010, respectively, and $63,000 and $216,000 for the nine months ended September 30, 2011 and 2010, respectively.

13.	Stockholders’ Equity and Earnings Per Share

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

Also in connection with the CapCo acquisition on January 4, 2011, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A common stock, that (i) was convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, entitles LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture shares held by LIH from time to time. Effective June 29, 2011, the one share of Class A common stock was converted in accordance with its terms into 10,000 shares of our common stock.

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

Earnings per Share

The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net (loss) income available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
(Loss) income from continuing operations	$(7,510)	$3,760	$35,096	$10,222
Net (income) loss attributable to noncontrolling interests	(2,448)	10	(6,965)	657

(Loss) income from continuing operations attributable to Equity One, Inc.	(9,958)	3,770	28,131	10,879
Allocation of continuing income to restricted stock awards and Class A common stockholder	(288)	(66)	(885)	(218)

(Loss) income from continuing operations attributable to common stockholders	(10,246)	3,704	27,246	10,661
Income from discontinued operations attributable to common stockholders	5,301	1,363	9,192	5,925
Allocation of discontinued loss to restricted share awards and Class A common stockholder	(61)	(5)	(112)	(22)

Income from discontinued operations attributable to common stockholders	5,240	1,358	9,080	5,903

Net (loss) income available to common stockholders	$(5,006)	$5,062	$36,326	$16,564

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding - Basic	112,541	92,180	109,267	90,695
Basic (loss) earnings per share attributable to the common stockholders:
Basic (loss) earnings per share from continuing operations	$(0.09)	$0.04	$0.25	$0.12
Basic earnings per share from discontinued operations	0.05	0.01	0.08	0.07

(Loss) earnings per common share - Basic	$(0.04)	$0.05	$0.33	$0.18	*

*	Note: Basic EPS for the nine months ended September 30, 2010 does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net (loss) income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
(Loss) income from continuing operations	$(7,510)	$3,760	$35,096	$10,222
Net (income) loss attributable to noncontrolling interests	(2,448)	10	(6,965)	657

(Loss) income from continuing operations attributable to Equity One, Inc.	(9,958)	3,770	28,131	10,879
Allocation of continuing income to restricted share awards and to Class A common stockholder	(288)	(66)	(885)	(218)
Allocation of earnings associated with DIM contingent shares	—	—	—	(79)

(Loss) income from continuing operations attributable to common stockholders	(10,246)	3,704	27,246	10,582

Income from discontinued operations	5,301	1,363	9,192	5,925
Allocation of discontinued loss to restricted share awards and to Class A common stockholder	(56)	(5)	(101)	(22)

Income from discontinued operations attributable to common stockholders	5,245	1,358	9,091	5,903

Net (loss) income available to common stockholders	$(5,001)	$5,062	$36,337	$16,485

Weighted average shares outstanding - Basic	112,541	92,180	109,267	90,695
Stock options using the treasury method	—	88	157	107
Executive Incentive Plan shares using the treasury method	—	62	—	—
Contingent shares to be issued for DIM stock	—	—	—	96

Weighted average shares outstanding - Diluted	112,541	92,330	109,424	90,898

Diluted (loss) earnings per share attributable to the common stockholders:
Diluted (loss) earnings per share from continuing operations	$(0.09)	$0.04	$0.25	$0.12
Diluted earnings per share from discontinued operations	0.05	0.01	0.08	0.06

(Loss) earnings per common share - Diluted	$(0.04)	$0.05	$0.33	$0.18

The computation of diluted EPS for both the three and nine months ended September 30, 2011 did not include 1.9 million shares of common stock, at prices ranging from $18.88 to $26.66, because the option prices were greater than the average market prices of our common shares during these respective periods. The computation of diluted EPS for both the three and nine months ended September 30, 2010 did not include 1.6 million shares of common stock, at prices ranging from $16.61 to $28.05, because the option prices were greater than the average market prices of our common shares during these respective periods.

14.	Share-Based Payment Plans

As of September 30, 2011, we have stock options and restricted stock outstanding under our 2000 Executive Incentive Compensation Plan (“2000 Plan”). The 2000 Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. Following an amendment to the 2000 Plan approved by our stockholders on May 2, 2011, the total number of shares of common stock that may be issued under the 2000 Plan was increased from 8.5 million shares to 13.5 million shares, and the expiration date for the 2000 Plan was extended for an additional seven years, among other amendments. As of September 30, 2011, 5.1 million shares were available for issuance under the 2000 Plan, as amended. In addition, in connection with the initial employment of Jeffrey S. Olson, our Chief Executive Officer, we issued Mr. Olson options to purchase 364,660 shares of common stock.

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

The following table presents stock option activity during the nine months ended September 30, 2011:

	Shares Under Option	Weighted-Average Exercise Price
	(in thousands)
Outstanding at January 1, 2011	3,346	$20.73
Granted	227	$19.07
Exercised	(2)	$18.88
Forfeited	(3)	$18.88

Outstanding at September 30, 2011	3,568	$20.62

Exercisable at September 30, 2011	2,472	$21.91

The following table presents information regarding restricted stock activity during the nine months ended September 30, 2011:

	Unvested Shares	Weighted-Average Price
	(in thousands)
Unvested at January 1, 2011	1,247	$17.11
Granted	*133	$18.72
Vested	(163)	$17.37
Forfeited	(1)	$19.03

Unvested at September 30, 2011	*1,216	$17.25

*	Does not include 800,000 Executive Shares as discussed hereafter.

During the nine months ended September 30, 2011, we granted 133,127 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 3 years, except for 69,333 shares of restricted stock awarded to Thomas Caputo, our President, as part of his new employment agreement with us which was executed on January 28, 2011, (i) 34,666 shares of which will vest on December 31, 2012; and (ii) 34,667 of which will vest on December 31, 2014, in each case if either Mr. Caputo is then employed by us under his employment agreement or if the vesting of such shares accelerates in the event of certain terminations. The total vesting-date value of the 162,849 shares of restricted stock that vested during the nine months ended September 30, 2011 was $3.1 million.

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

The Contingent Shares and the Executive Shares were each valued at approximately $4.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used the statistical formula underlying the Black-Scholes-Merton binomial formula. For the Contingent Shares, we recognize compensation expense over the requisite service period from August 9, 2010 through December 31, 2014. For the Executive Shares, we recognize compensation expense over the requisite service period from January 28, 2011 through December 31, 2014. During the nine months ended September 30, 2011, we recognized approximately $762,000 and $770,000 of compensation expense related to the Executive Shares and Contingent Shares, respectively.

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

As of September 30, 2011, we had $18.7 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under the 2000 Plan. This expense is expected to be recognized over a weighted-average period of 3.01 years.

15.	Commitments and Contingencies

As of September 30, 2011, we had pledged letters of credit having an aggregate face amount of $3.7 million as additional security for financial and other obligations.

As of September 30, 2011, we have invested an aggregate of approximately $43.5 million in development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $133.8 million to complete, based on our current plans and estimates. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.

As discussed in Note 3, in September 2011 we entered into an agreement with Blackstone Real Estate Partners VII to sell 36 shopping centers for a total sales price of $473.1 million. The sale is expected to close in December 2011.

As of September 30, 2011, we have entered into a contract to purchase a shopping center for $115.0 million, which includes the assumption of $64.0 million of mortgage debt. The due diligence period under the contract has expired and the $5.0 million deposit is non-refundable, except as otherwise provided in the contract.

We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of September 30, 2011 will have a material adverse effect on our financial condition, results of operations or cash flows. During the three and nine months ended September 30, 2011, we recorded $2.0 million, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, related to pending litigation that was initiated in the third quarter of 2011 and settled subsequent to quarter end.

At September 30, 2011, we are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties. At September 30, 2011, minimum annual payments under non-cancellable operating leases are as follows:

Years ending	Amount
(in thousands)
2011	$198
2012	766
2013	692
2014	692
2015	663
Thereafter	4,159

Total	$7,170

16.	Environmental Matters

We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation; however, we have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions. We currently have one significant environmental remediation matter related to our Westbury land acquisition. During the three and nine months ended September 30, 2011, we paid approximately $4.6 million and $8.4 million, respectively related to the environmental remediation for the site. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

17.	Fair Value Measurements

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

Recurring and Non-Recurring Fair Value Measurements

We are required to perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, result from values established by Level 3 valuations. We estimate the fair value of the reporting unit using discounted projected future cash flows, which approximate a current sales price. If the results of this analysis indicate that the carrying value of the reporting unit exceeds its fair value, impairment is recorded to reduce the carrying value to fair value. During the three and nine months ended September 30, 2011, we recorded $299,000 and $444,000, respectively, in goodwill impairment related to two operating properties. Subsequent to the impairment, no goodwill remained for each respective reporting unit.

On a non-recurring basis, we evaluate the carrying value of investment property, when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments, if any, result from values established by Level 3 valuations. The carrying value is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset as determined by discounted cash flows using the income or market approach. During the three and nine months ended September 30, 2011, we recorded $20.3 million of investment property impairments related to operating properties and land parcels held for development. During the three and nine months ended September 30, 2011, we recognized $8.5 million of impairment losses on properties we would like to dispose of but which do not meet the definition of assets held for sale, including properties located in secondary markets for which the holding periods have been reconsidered. The analysis in the third quarter of 2011 included an assessment of each property based on the increased likelihood that holding periods may be shorter than previously estimated due to management’s updated disposition plans. The expected cash flows considered the estimated holding period of the assets and the exit price in the event of a disposition. Additionally, during the three and nine months ended September 30, 2011, we recognized $11.8 million of impairment losses on certain development projects for which management’s development intentions changed regarding the future status of the projects and considering the increased likelihood that management may sell the land parcels prior to development.

On a recurring basis, we evaluate the carrying amount of properties held for sale. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. During the three and nine months ended September 30, 2011, we recognized impairment losses of $34.6 million and $35.9 million, respectively, related to properties held for sale based on executed sales contracts.

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

18.	Fair Value of Financial Instruments

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

Mortgage Loan Receivable - The fair value is estimated by using a discounted cash flow analysis based on the current interest rates at which similar loans would be made. The carrying amount of $45.3 million reported in the balance sheet at September 30, 2011 approximates fair value.

Mortgage Notes Payable - The fair value estimated at September 30, 2011 and December 31, 2010 was $681.6 million and $573.5 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount of these notes, including notes associated with properties held for sale, was approximately $631.6 million and $534.6 million at September 30, 2011 and December 31, 2010, respectively.

Unsecured Senior Notes Payable - The fair value estimated at September 30, 2011 and December 31, 2010 was $710.8 million and $712.4 million, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount of these notes was approximately $688.7 million and $688.4 million at

September 30, 2011 and December 31, 2010, respectively.

Mandatorily Redeemable Noncontrolling Interests - The carrying amount of the mandatorily redeemable noncontrolling interests of $3.9 million at both September 30, 2011 and December 31, 2010, approximates its fair value.

The fair market value calculation of our debt, for the period ended September 30, 2011, includes assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculation uses a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages and senior notes are consistent with current market trends.

19.	Condensed Consolidating Financial Information

Many of our subsidiaries have guarantees indebtedness under the unsecured senior notes and the revolving credit facilities. The guarantees are joint and several and full and unconditional. Below sets forth consolidating financial information with respect to guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet as of September 30, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$291,486	$1,345,434	$1,281,252	$51,623	$2,969,795
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	268,316	57,333	933,962	(890,456)	369,155

Total Assets	$1,788,112	$1,402,767	$2,215,214	$(2,067,143)	$3,338,950

LIABILITIES
Mortgage notes payable	$(162,612)	$169,742	$573,540	$(144,622)	$436,048

Unsecured senior notes payable	1,291,136	—	70,708	(670,708)	691,136
Unsecured revolving credit facilities	177,500	—	—	—	177,500
Unamortized/unaccreted (discount)/premium on notes payable	(2,507)	1,426	1,478	—	397
Other liabilities	15,096	81,873	105,996	(19,618)	183,347
Liabilities associated with assets held for sale	—	—	194,630	—	194,630

Total Liabilities	$1,318,613	$253,041	$946,352	$(834,948)	$1,683,058
Redeemable noncontrolling interests	—	—	—	3,852	3,852

STOCKHOLDERS’ EQUITY	469,499	1,149,726	1,268,862	(1,236,047)	1,652,040

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,788,112	$1,402,767	$2,215,214	$(2,067,143)	$3,338,950

Condensed Consolidating Balance Sheet as of December 31, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$300,958	$1,348,828	$806,654	$(91)	$2,456,349
Investment in affiliates	628,310	—	—	(628,310)	—
Other assets	166,207	61,565	151,241	(154,800)	224,213

Total Assets	$1,095,475	$1,410,393	$957,895	$(783,201)	$2,680,562

LIABILITIES

Mortgage notes payable	$31,548	$226,195	$241,258	$(144,622)	$354,379
Unsecured senior notes payable	691,136	—	—	—	691,136
Unamortized/unaccreted (discount)/ premium on notes payable	(2,780)	1,630	(655)	—	(1,805)
Other liabilities	14,463	79,257	78,238	(10,269)	161,689
Liabilities associated with assets held for sale	139	4,302	177,017	—	181,458

Total Liabilities	$734,506	$311,384	$495,858	$(154,891)	1,386,857
Redeemable noncontrolling interests	—	—	—	3,864	3,864
STOCKHOLDERS’ EQUITY	360,969	1,099,009	462,037	(632,174)	1,289,841

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,095,475	$1,410,393	$957,895	$(783,201)	$2,680,562

Condensed Consolidating Statement of Operations for the three months ended September 30, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$7,125	$29,661	$18,912	$—	$55,698
Expense recoveries	1,981	8,483	5,392	—	15,856
Percentage rent	11	105	607	—	723
Management and leasing services	10	24	449	—	483

Total revenue	9,127	38,273	25,360	—	72,760

EQUITY IN SUBSIDIARIES’ EARNINGS:	18,760	—	—	(18,760)	—

COSTS AND EXPENSES:
Property operating	2,933	10,491	7,799	—	21,223
Rental property depreciation and amortization	1,751	7,369	9,535	34	18,689
General and administrative	8,064	1,921	3,206	(101)	13,090

Total costs and expenses	12,748	19,781	20,540	(67)	53,002

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	15,139	18,492	4,820	(18,693)	19,758
OTHER INCOME AND EXPENSE:
Investment income	4,680	2	11,008	(14,174)	1,516
Equity in income in unconsolidated joint ventures	—	—	4,426	—	4,426
Other income	90	11	—	—	101
Interest expense	(22,408)	(2,447)	(5,644)	14,174	(16,325)
Amortization of deferred financing fees	(510)	(25)	(28)	—	(563)
Gain on sale of real estate	—	29	930	—	959
Impairment loss	(2,066)	(18,489)	—	—	(20,555)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	(5,075)	(2,427)	15,512	(18,693)	(10,683)
Income tax benefit of taxable REIT subsidiaries	—	2,468	705	—	3,173

(LOSS) INCOME FROM CONTINUING OPERATIONS	(5,075)	41	16,217	(18,693)	(7,510)

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	393	1,863	27	—	2,283
Gain on disposal of income producing properties	34	—	3,991	—	4,025
Impairment loss on income producing properties held for sale	(9)	(162)	(86,151)	51,673	(34,649)
Income tax benefit of taxable REIT subsidiaries	—	55	33,587	—	33,642

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	418	1,756	(48,546)	51,673	5,301

NET (LOSS) INCOME	(4,657)	1,797	(32,329)	32,980	(2,209)

Net loss attributable to noncontrolling interests	—	—	51	(2,499)	(2,448)

NET (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(4,657)	$1,797	$(32,278)	$30,481	$(4,657)

Condensed Consolidating Statement of Operations for the three months ended September 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$7,326	$29,849	$6,878	$—	$44,053
Expense recoveries	2,050	9,087	2,006		13,143
Percentage rent	13	34	67	—	114
Management and leasing services	27	27	300	—	354

Total revenue	9,416	38,997	9,251	—	57,664

EQUITY IN SUBSIDIARIES’ EARNINGS:	16,822	—	—	(16,822)	—

COSTS AND EXPENSES:
Property operating	2,309	11,399	2,604	—	16,312
Rental property depreciation and amortization	1,753	8,541	2,449	13	12,756
General and administrative	8,418	873	464	(18)	9,737

Total costs and expenses	12,480	20,813	5,517	(5)	38,805

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	13,758	18,184	3,734	(16,817)	18,859
OTHER INCOME AND EXPENSE:
Investment income	2,798	3	2	(2,766)	37
Equity in loss in unconsolidated joint ventures	—	—	(64)	—	(64)
Other income	49	—	—	—	49
Interest expense	(11,237)	(3,358)	(2,800)	2,766	(14,629)
Amortization of deferred financing fees	(422)	(31)	(23)	—	(476)
Loss on sale of real estate	(8)	(8)	(170)	—	(186)
Impairment loss	—	(34)	—	—	(34)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	4,938	14,756	679	(16,817)	3,556
Income tax (provision) benefit of taxable REIT subsidiaries	(198)	185	217	—	204

INCOME FROM CONTINUING OPERATIONS	4,740	14,941	896	(16,817)	3,760

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	383	1,423	(929)	—	877
Income tax benefit of taxable REIT subsidiaries	—	—	486	—	486

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	383	1,423	(443)	—	1,363

NET INCOME	5,123	16,364	453	(16,817)	5,123
Net loss attributable to noncontrolling interests	10	—	—	—	10

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$5,133	$16,364	$453	$(16,817)	$5,133

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$21,584	$90,133	$55,137	$—	$166,854
Expense recoveries	5,940	25,695	16,961	—	48,596
Percentage rent	107	984	1,731	—	2,822
Management and leasing services	10	72	1,508	—	1,590

Total revenue	27,641	116,884	75,337	—	219,862

EQUITY IN SUBSIDIARIES’ EARNINGS:	69,467	—	—	(69,467)	—

COSTS AND EXPENSES:
Property operating	8,565	31,991	22,351	—	62,907
Rental property depreciation and amortization	5,118	26,029	27,954	81	59,182
General and administrative	24,910	6,304	7,500	(312)	38,402

Total costs and expenses	38,593	64,324	57,805	(231)	160,491

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	58,515	52,560	17,532	(69,236)	59,371

OTHER INCOME AND EXPENSE:
Investment income	14,684	13	33,396	(44,918)	3,175
Equity in income in unconsolidated joint ventures	—	—	4,694	—	4,694
Other income	223	32	—	—	255
Interest expense	(66,623)	(8,256)	(19,938)	44,918	(49,899)
Amortization of deferred financing fees	(1,494)	(80)	(86)	—	(1,660)
Gain on bargain purchase	30,561	—	—	—	30,561
Gain on sale of real estate	3,605	346	1,614	—	5,565
Gain on extinguishment of debt	—	42	213	—	255
Impairment loss	(2,066)	(18,635)	—	—	(20,701)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	37,405	26,022	37,425	(69,236)	31,616

Income tax benefit of taxable REIT subsidiaries	—	2,436	1,044	—	3,480

INCOME FROM CONTINUING OPERATIONS	37,405	28,458	38,469	(69,236)	35,096

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	1,169	5,570	(87)	—	6,652
Gain (loss) on disposal of income producing properties	34	(13)	3,991	—	4,012
Impairment loss on income producing properties held for sale	(1,285)	(162)	(86,151)	51,673	(35,925)

Income tax benefit of taxable REIT subsidiaries	—	55	34,398	—	(34,453)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(82)	5,450	(47,849)	51,673	9,192

NET INCOME (LOSS)	37,323	33,908	(9,380)	(17,563)	44,288

Net (income) attributable to noncontrolling interests	—	—	(1,968)	(4,997)	(6,965)

NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$37,323	$33,908	$(11,348)	$(22,560)	$37,323

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$21,696	$89,267	$19,618	$—	$130,581
Expense recoveries	6,179	26,117	5,937	—	38,233
Percentage rent	125	828	434	—	1,387
Management and leasing services	25	60	1,041	—	1,126

Total revenue	28,025	116,272	27,030	—	171,327

EQUITY IN SUBSIDIARIES’ EARNINGS:	51,912	—	—	(51,912)	—

COSTS AND EXPENSES:
Property operating	6,879	33,514	8,101	—	48,494
Rental property depreciation and amortization	5,115	25,191	6,698	23	37,027
General and administrative	26,504	2,745	2,397	(124)	31,522

Total costs and expenses	38,498	61,450	17,196	(101)	117,043

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	41,439	54,822	9,834	(51,811)	54,284
OTHER INCOME AND EXPENSE:
Investment income	8,973	37	13	(8,342)	681
Equity in loss in unconsolidated joint ventures	—	—	(146)	—	(146)
Other income	180	—	25	—	205
Interest expense	(34,058)	(10,746)	(8,227)	8,342	(44,689)
Amortization of deferred financing fees	(1,195)	(112)	(60)	—	(1,367)
Gain (loss) on sale of real estate	415	—	(161)	—	254
(Loss) gain on extinguishment of debt	—	(25)	58	—	33
Impairment loss	—	(34)	—	—	(34)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	15,754	43,942	1,336	(51,811)	9,221
Income tax (provision) benefit of taxable REIT subsidiaries	(198)	552	647	—	1,001

INCOME FROM CONTINUING OPERATIONS	15,556	44,494	1,983	(51,811)	10,222

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	1,248	4,910	(3,374)	—	2,784
Gain on disposal of income producing properties	—	1,037	421	—	1,458

Income tax benefit of taxable REIT subsidiaries	—	—	1,683	—	1,683

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,284	5,947	(1,270)	—	5,925

NET INCOME	16,804	50,441	713	(51,811)	16,147
Net loss attributable to noncontrolling interests	—	—	657	—	657

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$16,804	$50,441	$1,370	$(51,811)	$16,804

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(12,344)	$74,490	$31,475	$93,621

INVESTING ACTIVITIES:
Acquisition of income producing properties	(55,000)	—	(89,255)	(144,255)
Additions to income producing properties	(1,735)	(6,877)	(2,189)	(10,801)
Additions to construction in progress	(1,141)	(16,600)	(189)	(17,930)
Proceeds from sale of real estate and rental properties	3,206	11,705	59,501	74,412
Increase in cash held in escrow	(47,321)	—	—	(47,321)
Investment in mezzanine loan	(45,100)	—	—	(45,100)
Increase in deferred leasing costs and lease intangibles	(1,062)	(2,888)	(1,024)	(4,974)
Investment in joint ventures	—	—	(9,874)	(9,874)
Repayments from joint ventures	—	—	34,887	34,887
Distributions from joint ventures	—	—	14,071	14,071
Investment in consolidated subsidiary	—	—	(242)	(242)

Net cash (used in) provided by investing activities	(148,153)	(14,660)	5,686	(157,127)

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(1,418)	(59,728)	(111,719)	(172,865)
Net borrowings under revolving credit facilities	177,500	—	—	177,500
Proceeds from issuance of common stock	116,519	—	—	116,519
Payment of deferred financing costs	(4,883)	—	(151)	(5,034)
Stock issuance costs	(1,150)	—	—	(1,150)
Dividends paid to stockholders	(73,790)	—	—	(73,790)
Distributions to noncontrolling interests	(8,817)	—	—	(8,817)

Net cash provided by (used in) financing activities	203,961	(59,728)	(111,870)	32,363

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,464	102	(74,709)	(31,143)
CASH AND CASH EQUIVALENTS OBTAINED THROUGH ACQUISITION	—	—	23,412	23,412
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	38,333	—	—	38,333

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$81,797	$102	$(51,297)	$30,602

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(96,682)	$85,265	$79,268	$67,851

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(46,803)	(35,168)	(81,971)
Additions to income producing properties	(1,380)	(2,533)	(3,380)	(7,293)
Additions to and purchases of land held for development	(1,337)	—	—	(1,337)
Additions to construction in progress	(4,083)	(1,730)	(1,144)	(6,957)
Proceeds from sale of real estate and rental properties	1,861	572	1,009	3,442
Increase in deferred leasing costs and lease intangibles	(1,275)	(1,272)	(831)	(3,378)
Investment in joint ventures	—	—	(2,236)	(2,236)
Investment in consolidated subsidiary	(13,437)	—	—	(13,437)
Advances to joint ventures	—	—	(69)	(69)
Proceeds from sale of securities	841	—	—	841

Net cash (used in) investing activities	(18,810)	(51,766)	(41,819)	(112,395)

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(12,429)	(48,972)	(9,956)	(71,357)
Net borrowings under revolving credit facilities	32,000	—	—	32,000
Proceeds from issuance of common stock	99,983	—	—	99,983
Payment of deferred financing costs	(569)	(199)	(199)	(967)
Stock issuance costs	(1,297)	—	—	(1,297)
Dividends paid to stockholders	(61,041)	—	—	(61,041)

Net cash provided by (used in) financing activities	56,647	(49,171)	(10,155)	(2,679)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,845)	(15,672)	27,294	(47,223)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	47,970	—	—	47,970

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$(10,875)	$(15,672)	$27,294	$747

20.	Related Parties

We received rental income from an affiliate of Gazit, our largest shareholder, of $55,000 during each of the three months ended September 30, 2011 and 2010 and $162,000 and $170,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Reimbursements from Gazit of general and administrative expenses incurred by us totaled $222,000 and $157,000 for the three months ended September 30, 2011 and 2010, respectively, and $554,000 and $402,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

We reimbursed MGN Icarus, Inc. for certain travel expenses incurred by the Chairman of our Board of Directors. The amounts reimbursed totaled $137,000 and $129,000 for the three months ended September 30, 2011 and 2010, respectively, and $314,000 and $163,000 for the nine months ended September 30, 2011 and 2010. MGN Icarus, Inc. is an affiliate of Gazit.

21.	Subsequent Events

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our September 30, 2011 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements.

On October 5, 2011, we acquired Aventura Square, a 113,450 square foot retail shopping center located in Aventura, Florida, for approximately $55.5 million. In addition, on October 27, 2011, we closed on the purchase of two Connecticut shopping centers totaling 254,310 square feet through a joint venture in which we have a 60% ownership interest for a total purchase price of $92.9 million. The properties are currently encumbered by mortgage debt totaling $45.7 million.

On October 5, 2011, we sold an office building in Sacramento, California for $12.7 million which included the assumption of $7.4 million of mortgage debt. On October 13, 2011, we sold an office building in Pasadena, California for $16.7 million which included the assumption of $12.3 million of mortgage debt.

On October 3, 2011, we prepaid, without penalty, $16.7 million in mortgage loans with interest rates ranging between 6.70% and 7.32%.

On October 11, 2011, our CRF joint venture, in which we hold a 30% ownership interest, entered into a contract to acquire a shopping center located in Framingham, Massachusetts for an aggregate purchase price of approximately $23.2 million, which includes the assumption of $10.5 million of mortgage debt.

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

As of September 30, 2011, our consolidated property portfolio comprised 199 properties totaling approximately 20.7 million square feet of gross leasable area, or GLA, and included 176 shopping centers, eight development or redevelopment properties, eight non-retail properties and seven land parcels. As of September 30, 2011, our core portfolio was 90.6% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 16 shopping centers and two office buildings totaling approximately 2.7 million square feet.

On January 4, 2011, we closed the acquisition of C&C (US) No. 1, Inc., which we refer to as CapCo, through a joint venture with Liberty International Holdings Limited, or LIH. At the time of acquisition, CapCo owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA. A more complete description of this acquisition is provided below in the section entitled “Business Combination” and in Notes 1 and 3 to the condensed consolidated financial statements included in this report.

The economic downturn of recent years continues to affect our business. While economic conditions in many of our markets have modestly improved, macro-economic challenges, such as low consumer confidence, high unemployment and reduced consumer spending, have adversely affected many retailers and continue to adversely affect the retail sales of many regional and local tenants in some of our markets. While most of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles, other tenants in our shopping centers, particularly smaller shop tenants, have been particularly vulnerable as they have faced both declining sales and reduced access to capital. As a result, some tenants have requested rent adjustments and abatements, while other tenants have not been able to continue in business at all. We believe the fact that 67.0% of our shopping centers are supermarket-anchored serves as a competitive advantage because supermarket sales have not been as affected as the sales of many other classes of retailers, and our supermarkets continue to draw traffic to these centers.

We have responded to these challenges by undertaking intensive leasing efforts, negotiating reductions in certain recoverable expenses from our vendors, and making case-by-case assessments of rent relief based on the financial and operating strength of our tenants. These macro-economic trends have made it more difficult for us to achieve our objectives of growing our business through internal rent increases, re-cycling capital from lower-tiered assets into higher quality properties, and growing our asset management business. To the extent that challenging economic conditions persist we would expect small shop leasing, in particular, to continue to be very difficult. We anticipate that our core portfolio occupancy will remain relatively flat while our same property net operating income will experience a modest increase as compared to fiscal year 2010.

While the leasing environment remains challenging for small shop tenants, the overall retail real estate market continues to improve. This improvement can be seen in valuations for assets in primary and secondary markets. Based on market conditions, we may seek to create additional relationships with institutional partners that have lower costs of capital and look to acquire assets in our primary markets. In addition, in order to improve the quality of our overall portfolio we may dispose of additional assets in our secondary markets and reinvest the proceeds in higher quality assets in our primary markets.

The execution of our business strategy during the third quarter of 2011 resulted in:

•	a contract to sell 36 shopping centers for a total sales price of $473.1 million to Blackstone Real Estate Partners VII;

•	a $45.0 million mezzanine loan investment secured by seven assets located in California;

•	the sale of two operating properties and two outparcels for aggregate net proceeds of approximately $3.0 million resulting in a net gain of $1.5 million;

•	the sale of two operating properties held in joint ventures resulting in gross sales proceeds of $161.7 million;

•	the acquisition of two shopping centers located in New York and California representing an aggregate of approximately 119,837 square feet of GLA for an aggregate purchase price of $43.8 million;

•	the execution of an expanded $575.0 million line of credit;

•	the prepayment of approximately $25.6 million principal amount in mortgage debt;

•

the signing of 72 new leases totaling 272,257 square feet at an average rental rate of $14.30 per square foot as compared to the prior in-place average rent of $14.58 per square foot in 2010, on a same space basis; and

•	the renewal and extension of 113 leases totaling 602,063 square feet at an average rental rate of $8.46 per square foot which is equal to the prior in-place average rent, on a same space basis.

In addition to the above, for the nine months ended September 30, 2011, the execution of our business strategy resulted in:

•	the acquisition of a controlling interest in CapCo;

•	the sale of one operating property and one land parcel for aggregate net proceeds of approximately $2.5 million resulting in a net gain of $46,000;

•	the recognition of a gain of approximately $3.6 million, related to additional consideration earned on the sale of an outparcel to our GRI-EQY I, LLC joint venture;

•	the sale of 6.0 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds of approximately $115.7 million;

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

•	the prepayment of approximately $63.3 million in mortgage debt; and

•	an increase in our core shopping center portfolio occupancy rate to 90.6% at September 30, 2011 from 90.3% at December 31, 2010.

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

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition. A large portion of the changes in our statement of operations line items is related to these changes in our property portfolio. In addition, non-cash impairment charges may also affect comparability.

Comparison of the three months ended September 30, 2011 to 2010

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended September 30, 2011 as compared to the same period in 2010:

	Three Months Ended September 30,
	2011	2010	% Change
	(In thousands)
Total revenue	$72,760	$57,664	26.2%
Property operating expenses	21,223	16,312	30.1%
Rental property depreciation and amortization	18,689	12,756	46.5%
General and administrative expenses	13,090	9,737	34.4%
Investment income	1,516	37	3,997.3%
Equity in income (loss) in unconsolidated joint venture	4,426	(64)	7,015.6%
Interest expense	16,325	14,629	11.6%
Gain (loss) on sale of real estate	959	(186)	615.6%
Impairment loss	20,555	34	60,355.9%
Income tax benefit of taxable REIT subsidiaries	3,173	204	1,455.4%
Income from discontinued operations	5,301	1,363	288.9%
Net (loss) income	(2,209)	5,123	(143.1)%
Net (loss) income attributable to Equity One, Inc.	(4,657)	5,133	(190.7)%

Total revenue increased by $15.1 million, or 26.2%, to $72.8 million in 2011 from $57.7 million in 2010. The increase was primarily attributable to the following:

•	an increase of approximately $16.3 million associated with properties acquired in 2010 and 2011; and

•

an increase of approximately $115,000 associated with management, leasing and asset management services provided to our joint ventures, primarily due to fees generated from our new joint venture with CRF and higher leasing fees due to increased leasing activity; offset by

•	a decrease of approximately $800,000 related to various development and redevelopment projects which were income producing in 2010 but were under construction in 2011; and

•	a decrease of approximately $460,000 due to properties sold to our joint venture with CRF.

Property operating expenses increased by $4.9 million, or 30.1%, to $21.2 million in 2011 from $16.3 million in 2010. The increase primarily consisted of the following:

•	an increase of approximately $5.1 million associated with properties acquired in 2011 and 2010; offset by

•	a decrease of approximately $110,000 due to properties sold to our joint venture with CRF.

Rental property depreciation and amortization increased by $5.9 million, or 46.5%, to $18.7 million for 2011 from $12.8 million in 2010. The increase was primarily related to the following:

•	an increase of approximately $6.1 million related to depreciation on properties acquired in 2011 and 2010;

•	a decrease of approximately $190,000 due to properties sold to our joint venture with CRF.

General and administrative expenses increased by $3.4 million, or 34.4%, to $13.1 million for 2011 from $9.7 million in 2010. The increase in 2011 was primarily related to the following:

•	an increase of approximately $2.0 million due to a legal settlement;

•

an increase of approximately $1.5 million due to additional personnel related costs, in part, related to the acquisition of CapCo and compensation expense related to a long-term share based incentive plan established in the first quarter of 2011 for certain executives;

•	an increase of approximately $520,000 in office operating expenses primarily due to higher office rent and technical support attributable to our new offices in New York and California;

•	an increase of $150,000 due to higher internal audit costs primarily attributable to process improvement initiatives; offset by

•	a decrease of approximately $780,000 in acquisition and disposition related costs primarily due to expenses incurred in the third quarter of 2010 related to our acquisition of CapCo.

We recorded investment income of $1.5 million in the three months ended September 30, 2011 compared to $37,000 in the same period in 2010. The increase was primarily related to interest earned on bridge loans made to unconsolidated joint ventures and on the mezzanine loan investment made in the third quarter of 2011.

We recorded income in unconsolidated joint ventures of approximately $4.4 million in 2011 compared to a net loss of $64,000 for the same period in 2010. The increase is primarily due to the sale of Pacific Financial Center resulting in a gain of $4.3 million, new unconsolidated joint ventures formed in December 2010, and the unconsolidated joint ventures acquired as part of the CapCo transaction.

Interest expense increased by $1.7 million, or 11.6%, to $16.3 million for 2011 from $14.6 million in 2010. The increase is primarily attributable to the following:

•	an increase of approximately $2.3 million primarily associated with mortgage assumptions in 2010 and 2011 related to acquisitions; and

•

an increase of approximately $480,000 associated with higher interest expense due to a higher average balance outstanding under our line of credit and bank fees incurred in connection with the extension and expansion of our line of credit; offset by

•	a decrease of approximately $1.0 million associated with lower mortgage interest due to mortgages paid off during 2010 and 2011.

We recorded a gain on sale of real estate of $959,000 for 2011 compared to a loss on sale of real estate of $186,000 in 2010. The activity from both periods related to land parcels sold to unrelated third parties.

We recorded impairment losses in continuing operations during the three months ended September 30, 2011 and 2010 of approximately $20.6 million and $34,000, respectively. The impairment incurred during the three months ended September 30, 2011 included $20.3 million in losses on land held for development and income producing properties, as well as $299,000 of goodwill impairment.

We recorded income tax benefits from continuing operations during the three months ended September 30, 2011 and 2010 of approximately $3.2 million and $204,000, respectively. The increase in tax benefits was primarily due to tax benefits resulting from impairment losses recorded by our taxable REIT subsidiaries and an increase in the net operating losses of these subsidiaries.

For the three months ended September 30, 2011, we recorded net income from discontinued operations of $5.3 million compared to net income of $1.4 million for the three months ended September 30, 2010. The increase is primarily attributable to the following:

•	an increase of $4.0 million related to gains from sales of two operating properties; and

•	an increase of $1.3 million in income due to held-for-sale properties acquired as part of our acquisition of CapCo; offset by

•

an increase of $34.6 million in impairment losses for assets held for sale, and an increase in tax benefits of $33.2 million primarily attributable to the reversal of a deferred tax liability associated with properties held for sale by our taxable REIT subsidiaries.

As a result of the foregoing, we recorded a net loss of $2.2 million in the third quarter of 2011 compared to net income of $5.1 million in the third quarter of 2010. The net loss attributable to Equity One, Inc. was $4.7 million in the third quarter of 2011 compared to net income attributable to Equity One, Inc. of $5.1 million in the third quarter of 2010.

Comparison of the nine months ended September 30, 2011 to 2010

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the nine months ended September 30, 2011 as compared to the same period in 2010:

	Nine Months Ended September 30,
	2011	2010	% Change
	(In thousands)
Total revenue	$219,862	$171,327	28.3%
Property operating expenses	62,907	48,494	29.7%
Rental property depreciation and amortization	59,182	37,027	59.8%
General and administrative expenses	38,402	31,522	21.8%
Investment income	3,175	681	366.2%
Equity in income (loss) in unconsolidated joint venture	4,694	(146)	3,315.1%
Interest expense	49,899	44,689	11.7%
Gain on bargain purchase	30,561	—	N/M *
Gain on sale of real estate	5,565	254	2,090.9%
Impairment loss	20,701	34	60,785.3%
Income tax benefit of taxable REIT subsidiaries	3,480	1,001	247.7%
Income from discontinued operations	9,192	5,925	55.1%
Net income	44,288	16,147	174.3%
Net income attributable to Equity One, Inc.	37,323	16,804	122.1%

*	N/M = not meaningful

Total revenue increased by $48.5 million, or 28.3%, to $219.9 million in 2011 from $171.3 million in 2010. The increase is primarily attributable to the following:

•	an increase of approximately $47.9 million associated with properties acquired in 2010 and 2011;

•	an increase of $1.9 million in same property revenue due to rent commencements of several large tenants and higher overall occupancy; and

•

an increase of approximately $430,000 associated with management, leasing and asset management services provided to our joint ventures, including an acquisition fee of approximately $200,000 related to our new joint venture with CRF; offset by

•	a decrease of approximately $1.8 million related to various development and redevelopment projects which were income producing in 2010 but were under construction in 2011.

Property operating expenses increased by $14.4 million, or 29.7%, to $62.9 million in 2011 from $48.5 million in 2010. The increase primarily consists of the following:

•	an increase of approximately $14.6 million associated with properties acquired in 2011 and 2010; and

•	an increase of approximately $390,000 related to higher snow removal costs; offset by

•	a decrease of approximately $220,000 in same-property expenses due to cost reduction efforts and the timing of parking lot and roof repairs, which may be incurred in future periods; and

•	a decrease of approximately $350,000 in external property management fees as we assumed the property management responsibilities of the DIM portfolio in the second quarter of 2010.

Rental property depreciation and amortization increased by $22.2 million, or 59.8%, to $59.2 million for 2011 from $37.0 million in 2010. The increase was primarily related to the following:

•	an increase of approximately $21.6 million related to depreciation on properties acquired in 2011 and 2010; and

•	an increase of approximately $500,000 related to accelerated depreciation recognized in 2011 related to tenant vacancies.

General and administrative expenses increased by $6.9 million, or 21.8%, to $38.4 million for 2011 from $31.5 million in 2010. The increase in 2011 was primarily related to the following:

•

an increase of approximately $2.7 million due to additional personnel related costs, in part, related to the acquisition of CapCo and compensation expense related to a long-term share based incentive plan established in the first quarter of 2011 for certain executives;

•	an increase of approximately $2.0 million due to a legal settlement;

•	an increase of approximately $1.0 million in severance costs primarily related to former CapCo employees;

•	an increase of approximately $1.0 million in office operating expenses primarily due to higher office rent and technical support attributable to our new offices in New York and California; and

•	an increase of $147,000 due to higher internal audit costs primarily attributable to process improvement initiatives.

We recorded investment income of $3.2 million in the nine months ended September 30, 2011 compared to $681,000 in the same period in 2010. The increase was primarily related to interest earned on bridge loans made to unconsolidated joint ventures and on the mezzanine loan investment made in the third quarter of 2011.

We recorded income in unconsolidated joint ventures of approximately $4.7 million in 2011 compared to a net loss of $146,000 for the same period in 2010. The increase is primarily due to the sale of Pacific Financial Center resulting in a gain of $4.3 million, new unconsolidated joint ventures formed in December 2010, and the unconsolidated joint ventures acquired as part of the CapCo transaction.

Interest expense increased by $5.2 million, or 11.7%, to $49.9 million for 2011 from $44.7 million in 2010. The increase is primarily attributable to the following:

•	an increase of approximately $7.0 million primarily associated with mortgage assumptions in 2010 and 2011 related to acquisitions; and

•

an increase of approximately $1.5 million associated with higher interest expense due to a higher average balance outstanding under our line of credit and bank fees incurred in connection with the extension and expansion of our line of credit; offset by

•	a decrease of approximately $3.3 million associated with lower mortgage interest due to mortgages paid off during 2010 and 2011.

We recorded a gain on sale of real estate of $5.6 million for 2011 compared to $254,000 in 2010. The current period gain is attributable to additional consideration earned related to the sale of an outparcel to our GRI-EQY I, LLC joint venture resulting in a gain of approximately $3.6 million, the sale of two operating properties to our joint venture with CRF resulting in a gain of approximately $945,000, and the sale of two outparcels to unrelated third parties resulting in a gain of approximately $980,000. The 2010 gain was primarily related to the disposition of two undeveloped land parcels to unrelated third parties.

The gain on bargain purchase of approximately $30.6 million recognized in 2011 was generated from our acquisition of a controlling interest in CapCo. No comparable amounts are included in 2010. The gain represents the difference between the fair value of the net assets acquired of $310.4 million and the fair value of the consideration paid of $279.8 million. For a more complete description of the fair value measurement and related restatement see Notes 1 and 3 to the condensed consolidated financial statements included in this report.

We recorded impairment losses in continuing operations during the nine months ended September 30, 2011 and 2010 of approximately $20.7 million and $34,000, respectively. The 2011 impairment loss consisted of $20.3 million in impairment charges related to land held for development and income producing properties, as well as $444,000 of impairment loss related to goodwill.

We recorded income tax benefits from continuing operations during the nine months ended September 30, 2011 and 2010 of approximately $3.5 million and $1.0 million, respectively. The increase in tax benefit was primarily due to tax benefits resulting from impairment losses recorded by our taxable REIT subsidiaries and an increase in the net operating losses of these subsidiaries.

For the nine months ended September 30, 2011, we recorded net income from discontinued operations of $9.2 million compared to net income of $5.9 million for the nine months ended September 30, 2010. The increase is primarily attributable to the following:

•	an increase of $2.5 million related to gains from sales of two operating properties; and

•	an increase $3.9 million in income from due to held-for-sale properties acquired as part of our acquisition of CapCo; offset by

•

an increase of $35.9 million in impairment losses for assets held for sale and an increase in tax benefits of $34.5 million primarily attributable to the reversal of a deferred tax liability associated with properties held for sale by our taxable REIT subsidiaries.

As a result of the foregoing, net income increased by $28.1 million, to $44.3 million for the nine months ended September 30, 2011, compared to net income of $16.1 million for the nine months ended September 30, 2010. Net income attributable to Equity One, Inc. increased by $20.5 million to $37.3 million for the nine months ended September 30, 2011, compared to $16.8 million for the nine months ended September 30, 2010.

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

The following table illustrates the calculation of FFO for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net (loss) income attributable to Equity One, Inc.(1)	$(4,657)	$5,133	$37,323	$16,804
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	21,893	16,811	69,656	48,482
Net adjustment for unvested shares and noncontrolling interest(2)	2,499	—	7,021	—
Pro rata share of real estate depreciation from unconsolidated joint ventures	849	292	2,289	899
Gain on disposal of depreciable assets(3)	(7,736)	—	(8,666)	—

Funds from operations	$12,848	$22,236	$107,623	$66,185

(1)

Includes pre-tax impairment losses of $55.2 million and $34,000 for the three months ended September 30, 2011 and 2010, respectively, and $56.6 million and $34,000 for the nine months ended September 30, 2011 and 2010, respectively.

(2)

Includes net effect of: (a) distributions paid with respect to unvested shares held by a noncontrolling interest which may already be included for purposes of calculating earnings per diluted share; and (b) an adjustment to compensate for the rounding of the individual calculations.

(3)	Includes pro rata share of unconsolidated joint ventures.

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Loss) earnings per diluted share attributable to Equity One, Inc.	$(0.04)	$0.05	$0. 33	$0.18
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.18	0.18	0.58	0.53
Net adjustment for unvested shares and noncontrolling interest(1)	0.01	0.01	0.03	0.01
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.01	—	0.02	0.01
Gain on disposal of depreciable assets(2)	(0.06)	—	(0.07)	—

Funds from operations per diluted share	$0.10	$0.24	$0.89	$0.73

Weighted average diluted shares(3)	123,899	92,330	120,615	90,898

(1)

Includes net effect of: (a) distributions paid with respect to unvested shares held by a noncontrolling interest which may already be included for purposes of calculating earnings per diluted share; and (b) an adjustment to compensate for the rounding of the individual calculations.

(2)	Includes pro rata share of unconsolidated joint ventures.
(3)

Weighted average diluted shares for the three and nine months ended September 30, 2011 are higher than GAAP diluted weighted average shares as a result of the 11.4 million units held by LIH which are convertible into our common stock. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive.

Critical Accounting Policies

Our 2010 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sale of real estate, business acquisitions, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, securities, goodwill, share based compensation and incentive awards, and discontinued operations. For the three and nine month periods ended September 30, 2011, there were no material changes to these policies.

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

As of September 30, 2011, we had approximately $30.6 million of cash and cash equivalents available. In addition, we had $47.3 million of cash held in escrow by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code. On September 30, 2011, we entered into an Amended and Restated Credit Agreement (the “Amended Facility”) to provide $575.0 million of unsecured revolving credit and extend the maturity date to September 30, 2015, with a one year extension at our option. At that date, we had two revolving credit facilities providing for borrowings of up to $590.0 million of which $409.2 million was available to be drawn, subject to covenants contained in those facilities which may otherwise limit borrowings. As of September 30, 2011, we had drawn $177.5 million under our $575.0 million credit facility, which bore interest at 2.05% at such date, and had no borrowings under our $15.0 million credit facility.

For the remainder of 2011, we have approximately $13.3 million in debt maturities, all of which have been repaid in October 2011, in addition to normal recurring principal amortization payments. In October 2011, we acquired one property in Florida for $55.5 million and two shopping centers in Connecticut through a joint venture for a total purchase price of $92.9 million which includes the assumption of a mortgage in the amount of $45.7 million. We also entered into a contract to purchase a shopping center in California for $115.0 million, which includes the assumption of a mortgage in the amount of $64.0 million. In September 2011, we entered into an agreement to sell 36 shopping centers for a total sales price of $473.1 million, including the assumption of $192.7 million of mortgage debt, which is expected to close in December 2011. Our available cash, revolving credit facilities, and cash from property dispositions will be used to fund our debt maturities as well as these and other prospective acquisitions and our normal operating expenses. We are actively searching for other acquisition and joint venture opportunities that may require additional capital and/or liquidity.

Long-term liquidity requirements

Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.

An important component of our growth strategy is the redevelopment of properties within our portfolio and development of new shopping centers. At September 30, 2011, we had invested approximately $43.5 million in development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $133.8 million to complete based on our current plans and estimates.

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

While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the nine months ended September 30, 2011:

•	We acquired five operating properties for an aggregate purchase price of $155.8 million and assumed mortgages with a principal balance of approximately $11.5 million;

•	We assumed mortgage debt having an aggregate principal balance of approximately $172.0 million and a weighted average interest rate of 6.18% related to the CapCo acquisition;

•

In May 2011, we issued and sold 5.0 million shares of our common stock in an underwritten public offering and 1.0 million shares of our common stock in a concurrent private placement to an affiliate of our largest stockholder, Gazit-Globe, Ltd., raising aggregate net proceeds of approximately $115.7 million;

•	We prepaid, without penalty, approximately $63.3 million in mortgage debt prior to maturity; and

•	We executed a new and expanded $575.0 million line of credit and had borrowings of $177.5 million outstanding as of September 30, 2011.

The following significant financing and investing activities have taken place subsequent to September 30, 2011: (i) we acquired Aventura Square in Aventura, Florida for $55.5 million; (ii) we acquired two Connecticut shopping centers through a joint venture in which we have a 60% ownership interest for a total purchase price of $92.9 million which includes the assumption of a mortgage in the amount of $45.7 million; (iii) we repaid, without penalty, $16.7 million in mortgage loans; and (iv) we sold two operating properties for proceeds of approximately $9.1 million and the assumption of $19.9 million of mortgage debt.

Summary Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Nine Months Ended September 30,
	(In thousands)
	2011	2010	Increase (Decrease)
Net cash provided by operating activities	$93,621	$67,851	$25,770
Net cash used in investing activities	$(157,127)	$(112,395)	$(44,732)
Net cash provided by (used in) financing activities	$32,363	$(2,679)	$35,042

Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service, and quarterly dividends. Net cash provided by operating activities totaled approximately $93.6 million for the nine months ended September 30, 2011 compared to approximately $67.8 million in the 2010 period. The increase is attributable to an increase in cash from operations, an increase in investment income, and an increase in cash provided by operating assets and liabilities.

Net cash used in investing activities was approximately $157.1 million for the nine months ended September 30, 2011 compared with approximately $112.4 million used in investing activities during the nine months ended September 30, 2010. Investing activities during the current period consisted primarily of acquisitions of operating properties of $144.3 million, $28.7 million in additions to investment in rental property, land and construction in progress and $45.1 million related to an investment made in a mezzanine loan secured by seven properties, partially offset by $74.4 million of proceeds related to the sale of real estate and rental properties. In the prior year period, cash flow used in investing activities was primarily related to $82.0 million in acquisitions of operating properties, $15.7 million in investments in consolidated subsidiaries and real estate joint ventures, and $15.6 million of additions to land and construction in progress.

Net cash provided by financing activities totaled approximately $32.4 million for the nine months ended September 30, 2011 compared with net cash used in financing activities of approximately $2.7 million for the same period in 2010. The largest cash outflow for the 2011 period related to repayments of $172.9 million in principal amount of mortgage debt and the payment of $73.8 million in dividends. This use of cash was partially offset by the net cash proceeds received of approximately $115.4 million from our equity offerings and net borrowings under revolving credit facilities of $177.5 million. In the prior year, cash used by financing activities was mainly attributable to repayments of $71.4 million in principal amount of mortgage debt and the payment of $61.0 million in dividends, partially offset by net proceeds of approximately $98.7 million from our 2010 equity offerings and net borrowings under revolving credit facilities of $32.0 million.

Future Contractual Obligations. The following table sets forth certain information regarding future contractual obligations, excluding interest, as of September 30, 2011:

Our statement of cash flows for the nine months ended September 30, 2011 does not separately disclose the cash flows of discontinued operations. For the nine months ended September 30, 2011, our assets held for sale that are included in discontinued operations had income from operations of $6.7 million, including interest expense of $11.8 million and depreciation and amortization of $10.8 million, and made principal payments on mortgage notes of $3.0 million. We do not expect the disposal of these assets to negatively impact our liquidity.

	Payments due by period
Contractual Obligations	Total		Less than 1 year (1)	1-2 years	3-5 years	More than 5 years
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$121,731		$4,004	$30,534	$32,989	$54,204
Balloon payments(3)	507,060		9,322	143,644	248,418	105,676

Total mortgage obligations	628,791	(2)	13,326	174,178	281,407	159,880

Unsecured revolving credit facilities	177,500		—	—	177,500	—
Unsecured senior notes	691,136		—	10,000	462,735	218,401

Total unsecured obligations	868,636		—	10,000	640,235	218,401

Operating leases	7,170		198	1,458	2,046	3,468
Construction commitments	133,800		133,800	—	—	—

Purchase contracts(4)	115,000		115,000	—	—	—

Total contractual obligations	$1,753,397		$262,324	$185,636	$923,688	$381,749

(1)	Amount represents balance of obligation for the remainder of the 2011 year.
(2)	$192.7 million of secured mortgage debt is currently held for sale and is expected to be disposed of in the fourth quarter of 2011.
(3)	All remaining mortgage obligations with a 2011 maturity have been repaid subsequent to September 30, 2011.
(4)	Amount represents contract to purchase commercial real estate, which includes the assumption of $64.0 million of mortgage debt.

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

As of September 30, 2011, we have investments in eight unconsolidated joint ventures with our effective ownership interests ranging from 8.6% to 50.5%. All eight of these joint ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. For a more complete description of our joint ventures see note 5 to the condensed consolidated financial statements included in this report. At

September 30, 2011, the aggregate carrying amount of debt, including both our and our partners’ shares, incurred by these ventures was approximately $240.8 million (of which our proportionate share is approximately $51.4 million). Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

In addition, in connection with our acquisition of CapCo, we acquired a special purpose entity which holds a 58% controlling interest in the Senator office building located in Sacramento, California. At the time of our acquisition, the special purpose entity and the other co-owners in the Senator building were in default of a $38.3 million non-recourse loan secured by the property. As a result of the continuing default, the lender and special servicer accelerated the loan and foreclosed on the property on September 20, 2011. It was our intention since the date we acquired our interest in the property to relinquish title. Accordingly, at the time of acquisition, we assigned no value to our interest in this special purpose entity.

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

Contingencies

Letters of Credit: As of September 30, 2011, we have pledged letters of credit having an aggregate face amount of $3.7 million as additional security for financial and other obligations. Substantially all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments: As of September 30, 2011, we have entered into construction commitments and have outstanding obligations to fund approximately $133.8 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and available cash.

Operating Lease Obligations: We are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $7.2 million.

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

Non-Refundable Deposits: As of September 30, 2011, we have entered into a contract to purchase a shopping center in California for $115.0 million, which includes the assumption of $64.0 million of mortgage debt. The due diligence period under the contract has expired and the $5.0 million deposit is non-refundable, except as otherwise provided in the contract.

Other than the obligations described above and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements as of September 30, 2011 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, capital expenditures or capital resources.

Business Combination

On January 4, 2011, we acquired a controlling ownership interest in CapCo through a joint venture with LIH. At the time of acquisition, CapCo, which was previously wholly-owned by LIH, owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA, including Serramonte Shopping Center in Daly City, Plaza Escuela in Walnut Creek, The Willows Shopping Center in Concord, 222 Sutter Street in San Francisco, and The Marketplace Shopping Center in Davis. LIH is a subsidiary of Capital Shopping Centres Group PLC, a United Kingdom real estate investment trust. The results of CapCo’s operations have been included in our condensed consolidated financial statements from the date of acquisition.

At the closing of the transaction, LIH contributed all of the outstanding shares of CapCo’s common stock to the joint venture in exchange for Class A joint venture shares, representing an approximate 22% interest in the joint venture and we contributed a shared appreciation promissory note to the joint venture in the amount of $600.0 million and an additional $83.4 million in exchange for an approximate 78% interest in the joint venture, which consists of approximately 70% of the Class A joint venture shares and all of the Class B joint venture shares. The initial Class B joint venture shares are entitled to a preferred return of 1.5% per quarter. The actual payment of such amounts is limited to the extent that there is available cash remaining in any given period (subsequent to the payment of dividend equivalents to the holders of the Class A joint venture shares and a decision to make such a distribution by the board of the joint venture). Any remaining available cash after the preferred return is paid in a given period may be distributed, in an elective distribution, among the Class A and Class B joint venture shares, with 83.333% attributable to the Class B joint venture shares and 16.667% to the Class A joint venture shares on a pro-rata basis among the holders of such shares. Based on the respective ownership percentages held by Equity One and LIH, this allocation provides for, to the extent distributions in excess of available cash are distributed to the joint venture partners in the attribution of approximately 95% of such residual amounts to Equity One and the remaining 5% to LIH.

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

The joint venture shares received by LIH are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. LIH’s ability to participate in earnings of CapCo is limited to their right to receive distributions payable on their joint venture shares. These non-elective distributions are designed to mirror dividends paid on our common stock. As such, earnings attributable to the noncontrolling interest as reflected in our condensed consolidated statements of income will be limited to distributions made to LIH on their joint venture shares. Distributions to LIH during the three and nine months ended September 30, 2011 were $2.5 million and $7.0 million, respectively, which were equivalent to the per share dividends declared on our common stock, except for certain pro-rations as stipulated by the terms of the transaction.

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

Also in connection with the CapCo transaction, we amended our charter to, among other things, (i) add foreign ownership limits and (ii) modify the existing ownership limits for individuals (as defined for purposes of certain provisions of the Internal Revenue Code of 1986, as amended, or the Code). The foreign ownership limits provide that, subject to certain exceptions, a foreign person may not acquire, beneficially or constructively, any shares of our capital stock, if immediately following the acquisition of such shares, the fair market value of the shares of our capital stock owned, directly and indirectly, by all foreign persons (other than LIH and its affiliates) would comprise 29% or more of the fair market value of the issued and outstanding shares of our capital stock.

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

See Notes 1 and 3 to the condensed consolidated financial statements included in this report for additional information regarding the CapCo transaction.

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

Capital Recycling Initiatives

As part of our strategy to upgrade and diversify our portfolio and recycle our existing capital, we evaluate opportunities to sell assets or otherwise contribute assets to existing or new joint ventures with third parties. If the market values of these assets are below their carrying values, it is possible that the disposition or contribution of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. During the three and nine months ended September 30, 2011, we recorded impairment losses of $34.6 million and $35.9 million, respectively, related to properties held for sale. See Note 4 to the condensed consolidated financial statements included in this report for additional information regarding impairment losses.

Environmental Matters

We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation; however, we have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions. We currently have one significant environmental remediation matter related to our Westbury land acquisition. During the three and nine months ended September 30, 2011, we paid approximately $4.6 million and $8.4 million related to the environmental remediation for the site. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

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

Among the factors that could cause actual results to differ materially are:

•	general economic conditions, competition and the supply of and demand for shopping center properties in our markets;

•	risks that tenants will not remain in occupancy or pay rent, or pay reduced rent due to declines in their businesses;

•	interest rate levels and the availability of financing;

•	potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;

•	greater than anticipated construction or operating costs or delays incurred in the construction of projects we have under development;

•	inflationary, deflationary and other general economic trends;

•	the effects of hurricanes, earthquakes and other natural disasters;

•	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

•	our ability to consummate pending sale transactions and the timing of such consummations;

•	impairment charges related to changes in market values of our properties as well as those related to our disposition activity; and

•	other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.

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

As of September 30, 2011, we had $177.5 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 1.00% to 1.85%, depending on the credit ratings of our senior unsecured notes. Considering the total outstanding balance of $177.5 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.8 million per year.

The fair value of our fixed-rate debt is $1.4 billion as of September 30, 2011, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $51.6 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $54.3 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.3 billion, the balance as of September 30, 2011.

Hedging Activities

As of September 30, 2011, we had not entered into any hedging activity.

Other Market Risks

As of September 30, 2011, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting identified below.

As a result of the error and related restatement described in Note 1 to the condensed consolidated financial statements included in this report, subsequent to the end of the period covered by this report we identified a material weakness in our internal control over financial reporting related to the misapplication of fair value accounting guidance in valuing the joint venture shares issued to Liberty International Holdings Limited (“LIH”) as part of our acquisition of C&C (US) No. 1, Inc. Our material weakness resulted from the improper application of a discount to the value of the joint venture shares issued to LIH (the “Class A Shares”), which decreased the value of the related equity-classified noncontrolling interest and correspondingly increased the amount of the non-cash gain on bargain purchase recognized during the three months ended March 31, 2011 and the six months ended June 30, 2011 by approximately $26.4 million. As a result, a restatement of our previously issued condensed consolidated financial statements for such periods is required.

In management’s opinion, the remedial actions described below relating to the material weakness in our internal control over financial reporting address the ineffectiveness of our disclosure controls and procedures.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

To remediate the material weakness described above, we implemented the following measures:

•

increased our understanding, including through self-study by relevant management personnel, of the application of fair value accounting guidance as promulgated in the Financial Accounting Standards Board’s Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), including as it applies to the valuation of securities;

•	increased the level of review and validation of work performed by management and outside advisors to confirm the proper application of fair value accounting guidance; and

•

implemented a control to require a formal discussion and conclusion by relevant management personnel as to whether two outside advisors should be utilized when a non-routine material, complex transaction requires an element of recording and reporting at fair value, as defined in ASC 820.

The remediation of the above-mentioned material weakness is complete. Management is committed to a strong internal control environment and believes that these remediation actions represent significant improvements. Management will continue to assess the effectiveness of its remediation in connection with management’s future evaluations of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2010, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
July 1, 2011-July 31, 2011	—	(1)	$—	N/A	N/A
August 1, 2011- August 31, 2011	6,591	(1)	19.27	N/A	N/A
September 1, 2011- September 30, 2011	160	(1)	18.71	N/A	N/A

	6,751		$19.26	N/A	N/A

(1)	Represents shares of common stock surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock and exercise of vested options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits:

10.1	Purchase and Sale Agreement, dated as September 26, 2011, by and between Equity One, Inc. and the parties listed on Exhibit A thereto and BRE Southeast Retail Holdings, LLC.

10.2	Amendment No. 1, dated September 16, 2011, to Equityholders Agreement, dated May 23, 2010, by and among Equity One, Inc., Capital Shopping Centres Group PLC, Liberty International Holdings Limited, Gazit-Globe Ltd., MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc., Ficus, Inc. and Gazit First Generation LLC.

10.3	Third Amended and Restated Credit Agreement, dated as of September 30, 2011, among Equity One, Inc., each of the financial institutions party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Runners, and SunTrust Bank, Bank of America, N.A. and U.S. Bank National Association as Co-Documentation Agents (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on October 5, 2011 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase

101.LAB++	XBRL Extension Labels Linkbase

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase

101.DEF++	XBRL Taxonomy Extension Definition Linkbase

++	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011	EQUITY ONE, INC.

/s/ Mark Langer
Mark Langer Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2011

/s/ Angela F. Valdes
Angela F. Valdes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description
10.1	Purchase and Sale Agreement, dated as September 26, 2011, by and between Equity One, Inc. and the parties listed on Exhibit A thereto and BRE Southeast Retail Holdings, LLC.

10.2	Amendment No. 1, dated September 16, 2011, to Equityholders Agreement, dated May 23, 2010, by and among Equity One, Inc., Capital Shopping Centres Group PLC, Liberty International Holdings Limited, Gazit-Globe Ltd., MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc., Ficus, Inc. and Gazit First Generation LLC.

10.3	Third Amended and Restated Credit Agreement, dated as of September 30, 2011, among Equity One, Inc., each of the financial institutions party thereto as lenders, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Runners, and SunTrust Bank, Bank of America, N.A. and U.S. Bank National Association as Co-Documentation Agents (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on October 5, 2011 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase

101.LAB++	XBRL Extension Labels Linkbase

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase

101.DEF++	XBRL Taxonomy Extension Definition Linkbase

++	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.