Form 10-Q/A
period 2011-03-31
EQUITY ONE, INC.
filed 2011-11-23
CIK 1042810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EQUITY ONE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2011

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Equity One, Inc. (the “Company”) for the quarterly period ended March 31, 2011 as originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2011 (the “Original Filing”). This Amendment No. 1 amends the Original Filing to correct an error in the Company’s Condensed Consolidated Financial Statements contained therein relating to the misinterpretation of applicable fair value accounting guidance in connection with an acquisition, as more fully described in Note 1 to the Condensed Consolidated Financial Statements contained in this Amendment No. 1. Additionally, the purchase accounting measurement period adjustments discussed in Note 3 to the Condensed Consolidated Financial Statements have been retroactively applied. For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

• Item 1 – Financial Statements

• Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Item 4 – Controls and Procedures

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, and 32.1).

Except as described above, no other amendments have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2011 (unaudited)

and December 31, 2010

(In thousands, except per share data)

(Restated)

	March 31, 2011	December 31, 2010
	(Restated)
ASSETS
Properties:
Income producing	$3,141,847	$2,643,871
Less: accumulated depreciation	(304,102)	(288,613)

Income producing properties, net	2,837,745	2,355,258
Construction in progress and land held for development	76,897	74,870
Properties held for sale	36,354	—

Properties, net	2,950,996	2,430,128
Cash and cash equivalents	11,214	38,333
Accounts and other receivables, net	10,019	15,181
Investments in and advances to unconsolidated joint ventures	108,129	59,736
Goodwill	10,790	10,790
Other assets	189,856	127,696

TOTAL ASSETS	$3,281,004	$2,681,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$682,217	$533,660
Unsecured senior notes payable	691,136	691,136
Unsecured revolving credit facilities	113,500	—

	1,486,853	1,224,796
Unamortized discount on notes payable, net	(16,810)	(21,923)

Total notes payable	1,470,043	1,202,873
Other liabilities:
Accounts payable and accrued expenses	41,194	32,885
Tenant security deposits	9,919	8,907
Deferred tax liabilities, net	45,949	46,523
Other liabilities	127,448	96,971

Total liabilities	1,694,553	1,388,159

Redeemable noncontrolling interests	3,855	3,864
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value — 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value — 150,000 shares authorized, 106,463 and 102,327 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,065	1,023
Common stock — Class A, $0.01 par value — 1 share authorized, issued and outstanding at March 31, 2011; no shares authorized, issued or outstanding at December 31, 2010	—	—
Additional paid-in capital	1,466,960	1,391,762
Distributions in excess of earnings	(94,009)	(105,309)
Accumulated other comprehensive loss	(1,472)	(1,569)

Total stockholders’ equity of Equity One, Inc.	1,372,544	1,285,907

Noncontrolling interests	210,052	3,934

Total stockholders’ equity	1,582,596	1,289,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,281,004	$2,681,864

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

For the three months ended March 31, 2011 and 2010

(In thousands, except per share data)

(Unaudited)

(Restated)

	Three months ended March 31,
	2011	2010
	(Restated)
REVENUE:
Minimum rent	$65,503	$53,811
Expense recoveries	18,390	14,849
Percentage rent	1,466	1,045
Management and leasing services	466	373

Total revenue	85,825	70,078

COSTS AND EXPENSES:
Property operating	24,537	19,803
Rental property depreciation and amortization	23,094	16,331
General and administrative	11,978	10,087

Total costs and expenses	59,609	46,221

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	26,216	23,857
OTHER INCOME AND EXPENSE:
Investment income	693	159
Equity in income (loss) in unconsolidated joint ventures	634	(40)
Other income	129	53
Interest expense	(21,286)	(19,908)
Amortization of deferred financing fees	(543)	(446)
Gain on bargain purchase	30,561	—
Gain on extinguishment of debt	42	—

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	36,446	3,675
Income tax benefit of taxable REIT subsidiaries	565	1,068

INCOME FROM CONTINUING OPERATIONS	37,011	4,743

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	366	52

INCOME FROM DISCONTINUED OPERATIONS	366	52

NET INCOME	37,377	4,795

Net (income) loss attributable to noncontrolling interests	(2,383)	637

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$34,994	$5,432

EARNINGS PER COMMON SHARE — BASIC:
Continuing operations	$0.32	$0.06
Discontinued operations	—	—

	$0.33 *	$0.06

Number of Shares Used in Computing Basic Earnings per Share	106,254	87,714
EARNINGS PER COMMON SHARE — DILUTED:
Continuing operations	$0.31	$0.06
Discontinued operations	—	—

	$0.32 *	$0.06

Number of Shares Used in Computing Diluted Earnings per Share	117,258	88,166

See accompanying notes to the condensed consolidated financial statements.

*	Note: Basic and Diluted EPS for the three months ended March 31, 2011 does not foot due to the rounding of the individual calculations.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2011 and 2010

(In thousands)

(Unaudited)

(Restated)

	Three months ended March 31,
	2011	2010
	(Restated)
NET INCOME	$37,377	$4,795
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding gain on securities available for sale	—	14
Net amortization of interest rate contracts included in net income	16	16
Net unrealized gain (loss) on interest rate swap	81	(1,013)

Other comprehensive income (loss) adjustment	97	(983)

COMPREHENSIVE INCOME	37,474	3,812

Comprehensive (income) loss attributable to noncontrolling interests	(2,383)	637

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$35,091	$4,449

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2011

(In thousands, except per share data)

(Unaudited)

(Restated)

	Common Stock		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Total Stockholders’ Equity of Equity	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	One, Inc.	Interests	Equity
BALANCE, DECEMBER 31, 2010	102,327	$1,023	$1,391,762	$(105,309)	$(1,569)	$1,285,907	$3,934	$1,289,841
Issuance of common stock	85	1	36	—	—	37	—	37
Stock issuance cost	—	—	(124)	—	—	(124)	—	(124)
Share-based compensation expense	—	—	1,629	—	—	1,629	—	1,629
Net income	—	—	—	34,994	—	34,994	2,383	37,377
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	8	8
Dividends paid on common stock	—	—	—	(23,694)	—	(23,694)	—	(23,694)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,415)	(2,415)
Acquisition of C&C (US) No. 1	4,051	41	73,657	—	—	73,698	206,145	279,843
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Other comprehensive income adjustment	—	—	—	—	97	97	—	97

BALANCE, MARCH 31, 2011	106,463	$1,065	$1,466,960	$(94,009)	$(1,472)	$1,372,544	$210,052	$1,582,596

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2011 and 2010

(In thousands)

(Unaudited)

(Restated)

	Three months ended March 31,
	2011	2010
	(Restated)
OPERATING ACTIVITIES:
Net income	$37,377	$4,795
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(902)	(539)
Accretion of below market lease intangibles, net	(2,043)	(1,888)
Equity in (income) loss in unconsolidated joint ventures	(634)	40
Gain on bargain purchase	(30,561)	—
Income tax benefit of taxable REIT subsidiaries	(565)	(1,068)
Provision for losses on accounts receivable	1,033	687
Amortization of discount on notes payable, net	236	724
Amortization of deferred financing fees	543	446
Depreciation and amortization	23,771	16,762
Share-based compensation expense	1,635	1,574
Amortization of derivatives	16	16
Gain on extinguishment of debt	(42)	—
Operating distributions from joint ventures	226	197
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	5,113	3,945
Other assets	(958)	(8,770)
Accounts payable and accrued expenses	377	1,126
Tenant security deposits	141	(20)
Other liabilities	416	(2,395)

Net cash provided by operating activities	35,179	15,632

INVESTING ACTIVITIES:
Acquisition of income producing properties	(45,472)	(21,603)
Additions to income producing properties	(2,896)	(1,633)
Additions to and purchases of land held for development	—	(1,337)
Additions to construction in progress	(3,135)	(2,514)
Increase in deferred leasing costs and lease intangibles	(1,320)	(678)
Advances to joint ventures	—	21
Investment in consolidated subsidiary	—	(10,749)
Investment in joint ventures	(500)	(1,000)

Net cash used in investing activities	(53,323)	(39,493)

(Continued)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2011 and 2010

(In thousands)

(Unaudited)

(Restated)

	Three months ended March 31,
	2011	2010
	(Restated)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(119,439)	$(34,996)
Net borrowings under revolving credit facilities	113,500	—
Proceeds from issuance of common stock	37	99,935
Payment of deferred financing costs	(252)	(358)
Stock issuance costs	(124)	(1,166)
Dividends paid to stockholders	(23,694)	(20,346)
Distributions to noncontrolling interests	(2,415)	—

Net cash (used in) provided by financing activities	(32,387)	43,069

Net (decrease) increase in cash and cash equivalents	(50,531)	19,208
Cash and cash equivalents obtained through acquisition	23,412	—
Cash and cash equivalents at beginning of the period	38,333	47,970

Cash and cash equivalents at end of the period	$11,214	$67,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $498 and $520 in 2011 and 2010, respectively)	$20,653	$19,444

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain on securities	$16	$14

The Company acquired upon acquisition of certain rental properties:
Income producing properties	$61,179	$46,601
Intangible and other assets	5,000	5,170
Intangible and other liabilities	(9,604)	(10,371)
Assumption of mortgage notes payable	(11,103)	(19,797)

Cash paid for rental properties	$45,472	$21,603

Net cash paid for the acquisition of C&C (US) No. 1 is as follows:
Income producing properties	$471,219	$—
Intangible and other assets	113,484	—
Intangible and other liabilities	(35,898)	—
Assumption of mortgage notes payable	(261,813)	—
Issuance of Equity One common stock	(73,698)	—
Noncontrolling interest in C&C (US) No. 1	(206,145)	—
Gain on bargain purchase	(30,561)	—
Cash acquired	23,412	—

Net cash paid for acquisition of C&C (US) No. 1	$—	$—

Net cash paid for acquisition of rental properties	$45,472	$21,603

(Concluded)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited)

(Restated)

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

Restatement of Gain on Bargain Purchase

As previously reported on our Form 8-K filed November 3, 2011, we concluded that our unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and for the six months ended June 30, 2011 filed with our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, respectively, contained an error relating solely to the amount of a non-cash gain on bargain purchase recognized in net income for the three months ended March 31, 2011 and the six months ended June 30, 2011.

In connection with the CapCo acquisition, we originally recorded a non-cash gain on bargain purchase in the aggregate amount of $53.5 million, representing the amount by which the fair value of the net assets acquired exceeded the fair value of the consideration transferred. In order to determine the amount of consideration transferred to LIH, we were required to determine the fair value of the 11.4 million non-controlling Class A Shares of the joint venture issued to LIH, which shares are redeemable by LIH on a one-for-one basis for shares of our common stock. In consultation with our external valuation advisors, a discount of 12.8% was applied to the market price of our common stock to value the Class A Shares issued to LIH. The discount was attributed to the lack of marketability and considered the probability that the Class A Shares would not be redeemed for at least five years as a result of the tax consequences to LIH of redeeming prior to the end of such period. Based on additional analysis of the accounting rules applicable to fair value computations and in consultation with our valuation advisors, we have determined that applicable fair value accounting guidance was misinterpreted in valuing the complex Class A Shares and related rights granted to LIH by taking into account tax circumstances peculiar to LIH. Accordingly, we have concluded that no discount should have been applied in determining the value of the Class A Shares because, in effect, such shares could be redeemed immediately for shares of our common stock by LIH and the tax circumstances of LIH should not have been considered in assessing the probability that LIH would not redeem prior to the end of such five year period. As a result, the $53.5 million gain on bargain purchase recognized during the three months ended March 31, 2011 should be reduced by $26.4 million.

The effect on the condensed consolidated balance sheet at March 31, 2011 is a decrease to total stockholders’ equity of Equity One, Inc. of $26.4 million to $1.4 billion and an increase to noncontrolling interests of $26.4 million to $210.1 million. For the three months ended March 31, 2011, the effects on the condensed consolidated statement of income are a decrease to the gain on bargain purchase of $26.4 million to $27.1 million, which decreases net income attributable to Equity One, Inc. by the same amount to $32.1 million. Basic and diluted earnings per share for the three months ended March 31, 2011 have been restated to $0.30 and $0.29, respectively, from $0.54 and $0.51, respectively, as a result of this error.

The financial information for the three months ended March 31, 2011 included in this report has been adjusted to reflect the reduction in gain on bargain purchase resulting from the foregoing prior period error. Additionally, the purchase accounting measurement period adjustments as discussed in Note 3 to the condensed consolidated financial statements have been retroactively applied. The purchase accounting measurement period adjustments do not pertain to corrections of errors but reflect measurement period adjustments based on final property valuation reports for assets acquired and liabilities assumed in the CapCo acquisition. The net effect of these measurement period adjustments, combined with the correction regarding non-controlling interest, reduced net income for the three month period ended March 31, 2011 by approximately $23.4 million.

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

We identify our noncontrolling interests separately within the equity section on the condensed consolidated balance sheets. Noncontrolling interests also includes amounts related to partnership units issued by consolidated subsidiaries or VIEs in connection with certain property acquisitions. Partnership units which embody an unconditional obligation requiring us to redeem the units for cash at a specified or determinable date (or dates) or upon an event that is certain to occur are determined to be mandatorily redeemable under the Distinguishing Liabilities from Equity Topic of the FASB ASC and are classified as redeemable noncontrolling interests and presented in the mezzanine section between total liabilities and stockholder’s equity on the condensed consolidated balance sheets. The amounts of consolidated net (loss) income attributable to Equity One, Inc. and to the noncontrolling interests are presented on the condensed consolidated statements of income.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, as well as retrospective adjustments made with respect to the three months ended March 31, 2011 (referred to as “measurement period adjustments”). See “Business Combinations” in Note 2 for the methods used to fair value the income producing properties and the related lease intangibles:

	Amounts Recognized as of Acquisition Date (1)	Measurement Period Adjustments(2)	Amounts Recognized as of Acquisition Date (as Adjusted)
	(In thousands)
Assets acquired:
Income producing properties	$425,199	$9,703	$434,902
Properties held for sale	36,317	—	36,317
Construction in progress	1,530	(14)	1,516
Cash and cash equivalents	23,412	—	23,412
Accounts and other receivables	663	325	988
Investments in and advances to joint ventures	48,092	(681)	47,411
Above-market leases	11,153	(93)	11,060
Other assets(3)	46,593	5,916	52,509

Total assets acquired	$592,959	$15,156	$608,115

Liabilities assumed:
Mortgage notes payable	$256,467	—	$256,467
Unamortized premium on notes payable, net	5,346	—	5,346
Accrued expenses	8,957	1,980	10,937
Below-market leases	12,797	9,732	22,529
Tenant security deposits	871	—	871
Other liabilities	1,561	—	1,561

Total liabilities assumed	$285,999	$11,712	$297,711

Estimated fair value of net assets acquired	$306,960	$3,444	$310,404

(1)	As previously reported in the notes to condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the periods ended March 31 and June 30, 2011.
(2)

During the fourth quarter of 2011 but prior to filing this Amendment No. 1 for the three month period ended March 31, 2011, we finalized the appraisals and allocations of value of certain properties included in our acquisition of CapCo resulting in the measurement period adjustments detailed above. The net impact of these adjustments resulted in a net increase in gain on bargain purchase of $3.4 million. These adjustments did not have a significant impact on our condensed consolidated statement of income for the three months ended March 31, 2011 and the three and six months ended June 30, 2011.

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

The fair value of the noncontrolling interest in CapCo was estimated by reference to the amount that LIH would be entitled to receive upon a redemption of its Class A joint venture shares, which is equal to the value of the same number of shares of Equity One common stock plus any accrued but unpaid quarterly distributions with respect to the Class A joint venture shares. As a result, the fair value of the Class A joint venture shares held by LIH was estimated at $18.15 per share, or $206.1 million in aggregate, equal to the value of Equity One common stock that LIH would have received had it redeemed its Class A joint venture shares on January 4, 2011.

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

(In thousands)
Fair value of net assets acquired	$310,404
Fair value of consideration transferred	(73,698)
Fair value of noncontrolling interest	(206,145)

Gain from bargain purchase	$30,561

The amounts of revenues and earnings of CapCo included in our condensed consolidated statement of income from the acquisition date are as follows:

For the three months ended March 31, 2011
(In thousands)
Revenues	$12,323
Net loss attributable to Equity One, Inc.	$(2,113)

The accompanying unaudited pro forma information for the three months ended March 31, 2011 and 2010 is presented as if the acquisition of CapCo on January 4, 2011 had occurred on January 1, 2010. This pro forma information is based upon the historical financial statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of our operations would have been had the above occurred, nor do they purport to predict the results of operations of future periods. The unaudited pro forma information for the three months ended March 31, 2011 was adjusted to exclude $30.6 million of gain from bargain purchase, $1.8 million of acquisition related costs, and $550,000 of reorganization costs related to the acquisition. The unaudited pro forma information for the three months ended March 31, 2010 was adjusted to include these income and expense items and adjusted to exclude $900,000 of acquisition related costs recorded during that period.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenues	$85,825	$83,323
Net income attributable to Equity One, Inc.	$2,083	$46,151

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

In addition, in connection with our acquisition of CapCo, we acquired a special purpose entity which holds a 58% controlling interest in the Senator office building located in Sacramento, California. At the time of our acquisition, the special purpose entity and the other co-owners in the Senator building were in default of a $38.3 million loan secured by the property. The loan is non-recourse, other than for certain customary carve-outs which are also guaranteed by Equity One Realty & Management CA, Inc., the entity formerly known as Capital & Counties USA, Inc. As a result of the continuing default, the lender and special servicer have accelerated the loan and may exercise any of the remedies provided to them under the loan documents, including the right to foreclose on our interest in the property. Additionally, the special servicer has required that all tenant rental payments be deposited in a restricted lockbox account under its control thereby preventing us and the other co-owners from having direct access to rental payments. Although we and the other co-owners continued to hold title to the property as of March 31, 2011, it has been our intention since the date we acquired our interest in the property to cooperate with the special servicer and lender to relinquish title. Accordingly, we assigned no value to our interest in this special purpose entity. There can be no assurance that we will be able to resolve these matters in a short period of time.

As of March 31, 2011, our investment in unconsolidated joint ventures, which is presented net of a deferred gain of approximately $2.9 million associated with the disposition of assets to our GRI-EQY I, LLC venture, was composed of the following:

				Investment Balance
Joint Venture	Number of Properties	Location	Ownership	March 31, 2011	December 31, 2010
				(In thousands)
GRI-EQY I, LLC	10	GA, SC, FL	10.0%	$7,099	$7,046
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,025	3,109
Madison 2260, Realty, LLC	1	NY	8.6%	1,066	1,066
Madison 1235, Realty, LLC	1	NY	20.1%	1,000	1,000
Talega Village Center JV, LLC (1)	1	CA	50.5%	3,938	3,916
Vernola Marketplace JV, LLC (1)	1	CA	50.5%	8,204	8,127
Parnassus Heights Medical Center	1	CA	50.0%	13,986	—
Trio Apartments(2)	1	CA	68.2%	25,476	—
Pacific Financial Center, LLC	1	CA	50.0%	8,881	—

Total				72,675	24,264

Advances to unconsolidated joint ventures (3)				35,454	35,472

Investments in and advances to unconsolidated joint ventures				$108,129	$59,736

(1)	Our effective interest in both the Talega and Vernola JVs is 48% when considering the 5% noncontrolling interest held by Vestar.
(2)	Ownership percentage based on a hypothetical liquidation which considers the preferred return structure of the joint venture.
(3)	Included in this amount is the $35.0 million in bridge loans to the Rockwood JVs.

Equity in income from joint ventures totaled approximately $634,000 for the three months ended March 31, 2011. For the three months ended March 31, 2010, equity in loss from joint ventures totaled approximately $40,000. Fees paid to us associated with these joint ventures totaled approximately $367,000 and $301,000 for the three months ended March 31, 2011 and 2010, respectively.

5. Other Assets

The following is a summary of the composition of other assets in the condensed consolidated balance sheets:

	March 31, 2011	December 31, 2010
	(In thousands)
Lease intangible assets, net	$112,315	$60,603
Leasing commissions, net	27,380	23,124
Straight-line rent receivable, net	18,088	17,186
Deposits and mortgage escrow	16,339	17,964
Prepaid and other expenses	8,364	1,413
Deferred financing costs, net	5,705	5,998
Furniture and fixtures, net	1,665	1,408

Total other assets	$189,856	$127,696

6. Borrowings

Mortgage Notes Payable

The following table is a summary of our mortgage notes payable balances in the condensed consolidated balance sheets:

	March 31, 2011	December 31, 2010
	(In thousands)
Mortgage Notes Payable
Fixed rate mortgage notes	$682,217	$533,660
Unamortized discount, net	(14,155)	(19,168)

Total	$668,062	$514,492

Weighted average-interest rate of fixed rate mortgage notes	6.08%	6.26%

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

Unsecured Senior Notes

Our outstanding unsecured senior notes payable in the condensed consolidated balance sheets consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Unsecured Senior Notes Payable
7.84% Senior Notes, due 1/23/12	$10,000	$10,000
6.25% senior notes, due 12/15/14	250,000	250,000
5.375% Senior Notes, due 10/15/15	107,505	107,505
6.0% Senior Notes, due 9/15/16	105,230	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.0% Senior Notes, due 9/15/17	116,998	116,998

Total Unsecured Senior Notes	691,136	691,136
Unamortized discount, net	(2,655)	(2,755)

Total	$688,481	$688,381

Weighted-average interest rate, net of discount adjustment	6.06%	6.06%

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

7. Other Liabilities

The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	March 31, 2011	December 31, 2010
	(In thousands)
Lease intangible liabilities, net	$118,872	$90,428
Prepaid rent	8,181	6,436
Other	395	107

Total other liabilities	$127,448	$96,971

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

The following table shows the effects on our equity resulting from the changes in our ownership interest in DIM:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income attributable to Equity One, Inc.	$34,994	$5,432
Increase in our paid-in capital for purchase of 500 and 2,273,031 DIM ordinary shares for the three months ended March 31, 2011 and 2010, respectively	—	7,289

Net transfers from noncontrolling interest	—	7,289

Change from net income attributable to Equity One, Inc. and transfers from noncontrolling interest	$34,994	$12,721

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

Earnings per Share

The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands,
	except per share amounts)
Income from continuing operations	$37,011	$4,743
Net (income) loss attributable to noncontrolling interests	(2,383)	637

Income from continuing operations attributable to Equity One, Inc.	34,628	5,380
Allocation of continuing income to restricted stock awards	(441)	(76)
Allocation of continuing income to the Class A common stockholder	—	—

Income from continuing operations attributable to common stockholders	34,187	5,304
Income from discontinued operations attributable to common stockholders	366	52
Allocation of discontinued income to restricted share awards	(5)	—

Income from discontinued operations attributable to common stockholders	361	52

Net income available to common stockholders	$34,548	$5,356

Weighted average shares outstanding — Basic	106,254	87,714
Basic earnings per share attributable to the common stockholders:
Basic earnings per share from continuing operations	$0.32	$0.06
Basic earnings per share from discontinued operations	—	—

Earnings per common share — Basic	$0.33 *	$0.06

*	Note: Basic EPS for the three months ended March 31, 2011 does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands,
	except per share amounts)
Income from continuing operations	$37,011	$4,743
Net (income) loss attributable to noncontrolling interests	(2,383)	637

Income from continuing operations attributable to Equity One, Inc.	34,628	5,380
Allocation of continuing income to restricted share awards	(428)	(76)
Allocation of continuing income to Class A common stockholders	—	—
Allocation of earnings associated with DIM contingent shares	—	(99)
Income attributable to convertible EQY-CSC partnership units	2,415	—

Income from continuing operations attributable to common stockholders	$36,615	$5,205
Income from discontinued operations attributable to common stockholders	366	52
Allocation of discontinued income to restricted share awards	(4)	—

Income from discontinued operations attributable to common stockholders	362	52

Net income available to common stockholders	$36,977	$5,257

Weighted average shares outstanding — Basic	106,254	87,714
Convertible EQY-CSC partnership units	10,853	—
Stock options using the treasury method	151	113
Executive incentive plan shares using the treasury method	—	47
Contingent shares to be issued for DIM stock	—	292

Weighted average shares outstanding — Diluted	117,258	88,166

Diluted earnings per share attributable to the common stockholders:
Diluted earnings per share from continuing operations	$0.31	$0.06
Diluted earnings per share from discontinued operations	—	—

Earnings per common share — Diluted	$0.32 *	$0.06

*	Note: Diluted EPS for the three months ended March 31, 2011 does not foot due to the rounding of the individual calculations.

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

Condensed Consolidating Balance Sheet as of March 31, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$298,823	$1,366,385	$1,285,879	$(91)	$2,950,996
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	196,348	64,436	1,555,755	(1,486,531)	330,008

Total Assets	$1,723,481	$1,430,821	$2,841,634	$(2,714,932)	$3,281,004

LIABILITIES
Mortgage notes payable	$31,113	$103,933	$691,793	$(144,622)	$682,217
Unsecured revolving credit facilities	113,500	—	—	—	113,500
Unsecured senior notes payable	1,291,136	—	67,000	(667,000)	691,136
Unamortized/unaccreted (discount)/ premium on notes payable	(2,689)	1,511	(15,632)	—	(16,810)
Other liabilities	12,722	72,097	153,099	(13,408)	224,510

Total Liabilities	1,445,782	177,541	896,260	(825,030)	1,694,553
Redeemable noncontrolling interests	—	—	—	3,855	3,855
STOCKHOLDERS’ EQUITY	277,699	1,253,280	1,945,374	(1,893,757)	1,582,596

Total Liabilities and Stockholders’ Equity	$1,723,481	$1,430,821	$2,841,634	$(2,714,932)	$3,281,004

Condensed Consolidating Balance Sheet as of December 31, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$300,284	$1,346,173	$783,762	$(91)	$2,430,128
Investment in affiliates	628,310	—	—	(628,310)	—
Other assets	166,966	65,014	174,556	(154,800)	251,736

Total Assets	$1,095,560	$1,411,187	$958,318	$(783,201)	$2,681,864

LIABILITIES
Mortgage notes payable	$31,548	$203,873	$442,861	$(144,622)	$533,660
Unsecured senior notes payable	691,136	—	—	—	691,136
Unamortized/unaccreted (discount)/ premium on notes payable	(2,780)	1,630	(20,773)	—	(21,923)
Other liabilities	14,687	80,569	100,299	(10,269)	185,286

Total Liabilities	734,591	286,072	522,387	(154,891)	1,388,159
Redeemable noncontrolling interests	—	—	—	3,864	3,864
STOCKHOLDERS’ EQUITY	360,969	1,125,115	435,931	(632,174)	1,289,841

Total Liabilities and Stockholders’ Equity	$1,095,560	$1,411,187	$958,318	$(783,201)	$2,681,864

Condensed Consolidating Statement of Income for the three months ended March 31, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$7,943	$33,021	$24,539	$—	$65,503
Expense recoveries	2,051	9,350	6,989	—	18,390
Percentage rent	86	578	802	—	1,466
Management and leasing services	—	24	442	—	466

Total revenue	10,080	42,973	32,772	—	85,825

EQUITY IN SUBSIDIARIES’ EARNINGS	20,684	—	—	(20,684)	—

COSTS AND EXPENSES:
Property operating	3,077	12,095	9,365	—	24,537
Rental property depreciation and amortization	1,839	9,133	12,122	—	23,094
General and administrative	7,023	2,274	2,681	—	11,978

Total costs and expenses	11,939	23,502	24,168	—	59,609

INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	18,825	19,471	8,604	(20,684)	26,216
OTHER INCOME AND EXPENSE:
Investment income	1,140	1	10,822	(11,270)	693
Equity in income in unconsolidated joint ventures	—	—	634	—	634
Other income	118	11	—	—	129
Interest expense	(21,708)	(1,543)	(9,305)	11,270	(21,286)
Amortization of deferred financing fees	(479)	(31)	(33)	—	(543)
Gain on bargain purchase	30,561	—	—	—	30,561
Gain on extinguishment of debt	—	42	—	—	42

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	28,457	17,951	10,722	(20,684)	36,446
Income tax (provision) benefit of taxable REIT subsidiaries	—	(8)	573	—	565

INCOME (LOSS) FROM CONTINUING OPERATIONS	28,457	17,943	11,295	(20,684)	37,011

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	—	—	366	—	366

INCOME FROM DISCONTINUED OPERATIONS	—	—	366	—	366

NET INCOME (LOSS)	28,457	17,943	11,661	(20,684)	37,377
Net income attributable to noncontrolling interests	(2,383)	—	—	—	(2,383)

NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$26,074	$17,943	$11,661	$(20,684)	$34,994

Condensed Consolidating Statement of Income for the three months ended March 31, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$7,820	$32,215	$13,776	$—	$53,811
Expense recoveries	2,129	9,031	3,689	—	14,849
Percentage rent	63	604	378	—	1,045
Management and leasing services	—	15	358	—	373

Total revenue	10,012	41,865	18,201	—	70,078

EQUITY IN SUBSIDIARIES’ EARNINGS	6,933	—	—	(6,933)	—

COSTS AND EXPENSES:
Property operating	2,412	11,763	5,628	—	19,803
Rental property depreciation and amortization	1,841	8,724	5,766	—	16,331
General and administrative	7,865	956	1,266	—	10,087

Total costs and expenses	12,118	21,443	12,660	—	46,221

INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	4,827	20,422	5,541	(6,933)	23,857
OTHER INCOME AND EXPENSE:
Investment income	1,272	29	8	(1,150)	159
Equity in loss in unconsolidated joint ventures	—	—	(40)	—	(40)
Other income	43	—	10	—	53
Interest expense	(11,388)	(2,561)	(7,109)	1,150	(19,908)
Amortization of deferred financing fees	(383)	(43)	(20)	—	(446)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	(5,629)	17,847	(1,610)	(6,933)	3,675
Income tax benefit of taxable REIT subsidiaries	—	175	893	—	1,068

INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,629)	18,022	(717)	(6,933)	4,743

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	52	—	—	—	52

INCOME FROM DISCONTINUED OPERATIONS	52	—	—	—	52

NET INCOME (LOSS)	(5,577)	18,022	(717)	(6,933)	4,795
Net income attributable to noncontrolling interests	637	—	—	—	637

NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$(4,940)	$18,022	$(717)	$(6,933)	$5,432

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$57,824	$37,476	$(60,121)	$35,179

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	—	(45,472)	(45,472)
Additions to income producing properties	(665)	(2,035)	(196)	(2,896)
Additions to construction in progress	(610)	(2,516)	(9)	(3,135)
Increase in deferred leasing costs and lease intangibles	(258)	(879)	(183)	(1,320)
Investment in joint ventures	—	—	(500)	(500)
Distributions of capital from joint ventures	—	—	—	—
Advances to subsidiaries, net	(170,178)	9	170,169	—

Net cash (used in) provided by investing activities	(171,711)	(5,421)	123,809	(53,323)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(435)	(32,055)	(86,949)	(119,439)
Net borrowings under revolving credit facilities	113,500	—	—	113,500
Proceeds from issuance of common stock	37	—	—	37
Payment of deferred financing costs	(101)	—	(151)	(252)
Stock issuance costs	(124)	—	—	(124)
Dividends paid to stockholders	(23,694)	—	—	(23,694)
Distributions to noncontrolling interests	(2,415)	—	—	(2,415)

Net cash provided by (used in) financing activities	86,768	(32,055)	(87,100)	(32,387)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,119)	—	(23,412)	(50,531)
CASH AND CASH EQUIVALENTS OBTAINED THROUGH ACQUISITION	—	—	23,412	23,412

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	38,333	—	—	38,333

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$11,214	$—	$—	$11,214

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash provided by operating activities	$5,400	$5,770	$4,462	$15,632

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	—	(21,603)	(21,603)
Additions to income producing properties	(367)	(216)	(1,050)	(1,633)
Additions to and purchases of land held for development	(1,337)	—	—	(1,337)
Additions to construction in progress	(2,132)	(139)	(243)	(2,514)
Increase in deferred leasing costs and lease intangibles	(234)	(128)	(316)	(678)
Advances to joint ventures	21	—	—	21
Investment in consolidated subsidiary	(10,749)	—	—	(10,749)
Investment in joint ventures	(1,000)	—	—	(1,000)
Distributions of capital from joint ventures	—	—	—	—
Advances to subsidiaries, net	(47,823)	28,238	19,585	—

Net cash (used in) provided by investing activities	(63,621)	27,755	(3,627)	(39,493)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(835)	(33,525)	(636)	(34,996)
Proceeds from issuance of common stock	99,935	—	—	99,935
Payment of deferred financing costs	(159)	—	(199)	(358)
Stock issuance costs	(1,166)	—	—	(1,166)
Dividends paid to stockholders	(20,346)	—	—	(20,346)

Net cash provided by (used in) financing activities	77,429	(33,525)	(835)	43,069

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,208	—	—	19,208
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	47,970	—	—	47,970

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$67,178	$—	$—	$67,178

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

Comparison of the three months ended March 31, 2011 to 2010

The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended March 31, 2011 as compared to the same period in 2010:

	Three Months Ended March 31,
	2011	2010	% Change
	(In thousands)
	(Restated)		(Restated)
Total revenue	$85,825	$70,078	22.5%
Property operating expenses	24,537	19,803	23.9%
Rental property depreciation and amortization	23,094	16,331	41.4%
General and administrative expenses	11,978	10,087	18.7%
Investment income	693	159	335.8%
Equity in income (loss) in unconsolidated joint ventures	634	(40)	1,685.0%
Interest expense	21,286	19,908	6.9%
Gain on bargain purchase	30,561	—	N/M *
Income tax benefit of taxable REIT subsidiaries	565	1,068	(47.1)%
Income from discontinued operations	366	52	603.8%
Net income	37,377	4,795	679.5%

*	N/M = not meaningful

Total revenue increased by $15.7 million, or 22.5%, to $85.8 million in 2011 from $70.1 million in 2010. The increase is primarily attributable to the following:

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

Rental property depreciation and amortization increased by $6.8 million, or 41.4%, to $23.1 million for 2011 from $16.3 million in 2010. The increase was primarily related to the following:

•	an increase of approximately $7.6 million related to depreciation on properties acquired in 2011 and 2010; offset by

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

As a result of the foregoing, net income increased by $32.6 million, to $37.4 million in the first quarter of 2011, compared to net income of $4.8 million in the first quarter of 2010.

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

The following table illustrates the calculation of FFO for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
	(Restated)
Net income attributable to Equity One, Inc.	$34,994	$5,432
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	23,020	15,046
Net adjustment for unvested shares and noncontrolling interest (1)	2,415	—
Pro rata share of real estate depreciation from unconsolidated joint ventures	611	309

Funds from operations	$61,040	$20,787

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
	(Restated)
Earnings per diluted share attributable to Equity One, Inc.	$0.32	$0.06
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.20	0.17
Net adjustment for unvested shares and noncontrolling interest (1)	(0.01)	0.01
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.01	—

Funds from operations per diluted share	$0.52	$0.24

(1)	Includes net effect of: (a) distributions paid with respect to unvested shares held by a noncontrolling interest; and (b) an adjustment to compensate for the rounding of the individual calculations.

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

Summary Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Three Months Ended March 31,
	(In thousands)
	2011	2010	Increase (Decrease)
Net cash provided by operating activities	$35,179	$15,632	$19,547
Net cash used in investing activities	$(53,323)	$(39,493)	$(13,830)
Net cash (used in) provided by financing activities	$(32,387)	$43,069	$(75,456)

Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service, and quarterly dividends. Net cash provided by operating activities totaled approximately $35.2 million for the three months ended March 31, 2011 compared to approximately $15.6 million in the 2010 period. The increase is attributable to an increase in cash from operations, an increase in investment income and an increase in cash provided by operating assets and liabilities, primarily accounts receivable and other assets, as well as other liabilities.

Net cash used in investing activities was approximately $53.3 million for the three months ended March 31, 2011 compared with approximately $39.5 million used in investing activities during the three months ended March 31, 2010. Investing activities during the current period consisted primarily of acquisitions of operating properties of $45.5 million and additions to investment in rental property, land and construction of $2.9 million. In the prior year period, cash flow used in investing activities was primarily related to investments in consolidated subsidiaries and real estate ventures of $11.7 million, and acquisitions of operating properties, and additions to investment in rental property, land and construction of $27.1 million.

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

In addition, CapCo holds a special purpose entity which in turn holds a 58% controlling interest in the Senator office building located in Sacramento, California. At the time of our acquisition, the special purpose entity and the other co-owners in the Senator building were in default of a $38.3 million loan secured by the property. The loan is non-recourse, other than for certain customary carve-outs which are also guaranteed by Equity One Realty & Management CA, Inc. As a result of the continuing default, the lender and special servicer have accelerated the loan and may exercise any of the remedies provided to them under the loan documents, including the right to foreclose on our interest in the property. Additionally, the special servicer has required that all tenant rental payments be deposited in a restricted lockbox account under its control thereby preventing us and the other co-owners from having direct access to rental payments. Although we and the other co-owners continued to hold title to the property as of March 31, 2011, it has been our intention since the date we acquired our interest in the property to cooperate with the special servicer and lender to relinquish title. Accordingly, we assigned no value to our interest in this special purpose entity. There can be no assurance that we will be able to resolve these matters in a short period of time.

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

Future Capital Requirements

We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and our short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I — Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As required by Rule 13a-15(b) under the Exchange Act, prior to the filing of our original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequently, during the fourth quarter of the year ending December 31, 2011, we identified the material weakness in our internal control over financial reporting described below. As a result of this discovery, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of as of March 31, 2011.

As a result of the error and related restatement described in Note 1 to the condensed consolidated financial statements included in this report, we identified a material weakness in our internal control over financial reporting related to the misapplication of fair value accounting guidance in valuing the joint venture shares issued to Liberty International Holdings Limited (“LIH”) as part of our acquisition of C&C (US) No. 1, Inc. Our material weakness resulted from the improper application of a discount to the value of the joint venture shares issued to LIH (the “Class A Shares”), which decreased the value of the related equity-classified noncontrolling interest and correspondingly increased the amount of the non-cash gain on bargain purchase recognized during the three months ended March 31, 2011 and the six months ended June 30, 2011 by approximately $26.4 million. As a result, a restatement of our previously issued condensed consolidated financial statements for such periods is required.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2010, Part I — Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a	)	Exhibits:

10.1		Limited Liability Company Agreement of EQY-CSC LLC, dated as of January 4, 2011 (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on January 7, 2011 and incorporated by reference herein).

10.2		Registration and Liquidity Rights Agreement by and between Equity One, Inc., and Liberty International Holdings Limited, dated as of January 4, 2011 (filed as Exhibit 10.2 to Equity One’s Current Report on Form 8-K filed with the SEC on January 7, 2011 and incorporated by reference herein).

10.3		Shared Appreciation Promissory Note, dated as of January 4, 2011 (filed as Exhibit 10.3 to Equity One’s Current Report on Form 8-K filed with the SEC on January 7, 2011 and incorporated by reference herein).

10.4		Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between Equity One, Inc. and Thomas A. Caputo (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated by reference herein).

10.5	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between Equity One, Inc. and Arthur L. Gallagher (filed as Exhibit 10.2 to Equity One’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated by reference herein).

10.6	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between Equity One, Inc. and Mark Langer (filed as Exhibit 10.3 to Equity One’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated by reference herein).

10.7	Amended and Restated Employment Agreement, dated as of August 9, 2010 and effective as of January 1, 2011, by and between Equity One, Inc. and Jeffrey S. Olson (filed as Exhibit 10.4 to Equity One’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated by reference herein).

10.8	Equity One, Inc. Amended and Restated 2000 Executive Incentive Plan, as amended and restated through May 2, 2011 (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on May 4, 2011 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 2011

EQUITY ONE, INC.

/s/ Mark Langer
Mark Langer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 23, 2011

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