Form 10-Q/A
period 2011-06-30
EQUITY ONE, INC.
filed 2011-11-23
CIK 1042810

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

EQUITY ONE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2011

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Equity One, Inc. (the “Company”) for the quarterly period ended June 30, 2011 as originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2011 (the “Original Filing”). This Amendment No. 1 amends the Original Filing to correct an error in the Company’s Condensed Consolidated Financial Statements contained therein relating to the misinterpretation of applicable fair value accounting guidance in connection with an acquisition, as more fully described in Note 1 to the Condensed Consolidated Financial Statements contained in this Amendment No. 1. Additionally, the purchase accounting measurement period adjustments discussed in Note 3 to the Condensed Consolidated Financial Statements have been retroactively applied. For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2011 (unaudited)

and December 31, 2010

(In thousands, except share par value amounts)

(Restated)

	June 30, 2011	December 31, 2010
	(Restated)
ASSETS
Properties:
Income producing	$3,168,974	$2,643,871
Less: accumulated depreciation	(318,385)	(288,613)

Income producing properties, net	2,850,589	2,355,258
Construction in progress and land held for development	76,509	74,870
Properties held for sale	37,217	—

Properties, net	2,964,315	2,430,128
Cash and cash equivalents	17,176	38,333
Accounts and other receivables, net	12,564	15,181
Investments in and advances to unconsolidated joint ventures	120,501	59,736
Goodwill	10,645	10,790
Other assets	184,984	127,696

TOTAL ASSETS	$3,310,185	$2,681,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$658,273	$533,660
Unsecured senior notes payable	691,136	691,136
Unsecured revolving credit facilities	63,500	—

	1,412,909	1,224,796
Unamortized discount on notes payable, net	(16,592)	(21,923)

Total notes payable	1,396,317	1,202,873
Other liabilities:
Accounts payable and accrued expenses	42,222	32,885
Tenant security deposits	9,791	8,907
Deferred tax liabilities, net	45,354	46,523
Other liabilities	130,774	96,971

Total liabilities	1,624,458	1,388,159

Redeemable noncontrolling interests	3,851	3,864
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value—10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value—150,000 shares authorized, 112,532 and 102,327 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,125	1,023
Additional paid-in capital	1,584,418	1,391,762
Distributions in excess of earnings	(112,073)	(105,309)
Accumulated other comprehensive loss	(1,443)	(1,569)

Total stockholders’ equity of Equity One, Inc.	1,472,027	1,285,907

Noncontrolling interests	209,849	3,934

Total stockholders’ equity	1,681,876	1,289,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,310,185	$2,681,864

See accompanying notes to condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

For the three and six months ended June 30, 2011 and 2010

(Unaudited)

(In thousands, except per share data)

(Restated)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
REVENUE:
Minimum rent	$67,396	$54,732	$132,794	$108,428
Expense recoveries	19,586	15,761	37,967	30,600
Percentage rent	660	313	2,126	1,358
Management and leasing services	641	399	1,107	772

Total revenue	88,283	71,205	173,994	141,158

COSTS AND EXPENSES:
Property operating	24,697	20,152	49,181	39,912
Rental property depreciation and amortization	24,836	16,755	47,890	33,043
General and administrative	13,335	11,741	25,312	21,828

Total costs and expenses	62,868	48,648	122,383	94,783

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	25,415	22,557	51,611	46,375
OTHER INCOME AND EXPENSE:
Investment income	969	489	1,662	648
Equity in income (loss) in unconsolidated joint ventures	177	(42)	811	(82)
Other income	41	103	170	156
Interest expense	(21,246)	(19,335)	(42,532)	(39,243)
Amortization of deferred financing fees	(562)	(454)	(1,105)	(900)
Gain on bargain purchase	—	—	30,561	—
Gain on sale of real estate	4,606	440	4,606	440
Gain on extinguishment of debt	213	63	255	63
Other expense	(145)	—	(145)	—

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	9,468	3,821	45,894	7,457
Income tax benefit of taxable REIT subsidiaries	553	926	1,118	1,994

INCOME FROM CONTINUING OPERATIONS	10,021	4,747	47,012	9,451

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	390	24	774	115
(Loss) gain on disposal of income producing properties	(13)	1,458	(13)	1,458
Impairment loss on income producing properties held for sale	(1,277)	—	(1,277)	—

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(900)	1,482	(516)	1,573

NET INCOME	9,121	6,229	46,496	11,024

Net (income) loss attributable to noncontrolling interests	(2,135)	10	(4,517)	647

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$6,986	$6,239	$41,979	$11,671

EARNINGS PER COMMON SHARE—BASIC:
Continuing operations	$0.07	$0.05	$0.39	$0.11
Discontinued operations	(0.01)	0.02	—	0.02

	$0.06	$0.07	$0.38	$0.13

Number of Shares Used in Computing Basic Earnings per Share	108,942	92,141	107,605	89,939
EARNINGS PER COMMON SHARE—DILUTED:
Continuing operations	$0.07	$0.05	$0.39	$0.11
Discontinued operations	(0.01)	0.02	—	0.02

	$0.06	$0.07	$0.38	$0.13

Number of Shares Used in Computing Diluted Earnings per Share	109,112	92,255	107,768	90,198

See accompanying notes to the condensed consolidated financial statements.

Note: Basic and diluted EPS for the six months ended June 30, 2011 do not foot due to the rounding of the individual calculations.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2011 and 2010

(Unaudited)

(In thousands)

(Restated)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)

NET INCOME	$9,121	$6,229	$46,496	$11,024
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding gain on securities available for sale	—	—	—	14
Reclassification adjustment for gain on sale of securities included in net income	—	(359)	—	(359)
Net amortization of interest rate contracts included in net income	16	16	32	31
Net unrealized gain (loss) on interest rate swap	13	(163)	94	(1,175)

Other comprehensive income (loss) adjustment	29	(506)	126	(1,489)

COMPREHENSIVE INCOME	9,150	5,723	46,622	9,535

Comprehensive (income) loss attributable to noncontrolling interests	(2,135)	10	(4,517)	647

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$7,015	$5,733	$42,105	$10,182

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the six months ended June 30, 2011

(Unaudited)

(In thousands)

(Restated)

	Common Stock		Additional Paid-In	Distributions in Excess of	Accumulated Other Comprehensive	Total Stockholders’ Equity of Equity	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	One, Inc.	Interests	Equity
BALANCE, DECEMBER 31, 2010	102,327	$1,023	$1,391,762	$(105,309)	$(1,569)	$1,285,907	$3,934	$1,289,841
Issuance of common stock	6,144	61	116,556	—	—	116,617	—	116,617
Stock issuance costs	—	—	(982)	—	—	(982)	—	(982)
Share—based compensation expense	—	—	3,425	—	—	3,425	—	3,425
Net income	—	—	—	41,979	—	41,979	4,517	46,496
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	13	13
Dividends paid on common stock	—	—	—	(48,743)	—	(48,743)	—	(48,743)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,523)	(4,523)
Conversion of Class A share by LIH	10	—	—	—	—	—	—	—
Acquisition of C&C (US) No. 1	4,051	41	73,657	—	—	73,698	206,145	279,843
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	(237)	(237)
Other comprehensive income adjustment	—	—	—	—	126	126	—	126

BALANCE, JUNE 30, 2011	112,532	$1,125	$1,584,418	$(112,073)	$(1,443)	$1,472,027	$209,849	$1,681,876

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2011 and 2010

(Unaudited)

(In thousands)

(Restated)

	Six months ended June 30,
	2011	2010
	(Restated)
OPERATING ACTIVITIES:
Net income	$46,496	$11,024
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(1,808)	(1,016)
Accretion of below market lease intangibles, net	(5,066)	(3,905)
Equity in (income) loss in unconsolidated joint ventures	(811)	82
Gain on bargain purchase	(30,561)	—
Income tax benefit of taxable REIT subsidiaries	(1,118)	(1,994)
Provision for losses on accounts receivable	1,573	1,146
Amortization of discount on notes payable, net	667	1,403
Amortization of deferred financing fees	1,105	900
Depreciation and amortization	49,369	33,973
Share-based compensation expense	3,322	3,142
Amortization of derivatives	32	31
Gain on sale of real estate	(4,606)	(1,898)
Gain on extinguishment of debt	(255)	(63)
Gain on sale of securities	—	(366)
Operating distributions from joint ventures	513	241
Impairment loss on income producing properties held for sale	1,277	—
Goodwill impairment	145	—
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	2,012	272
Other assets	(4,794)	(9,345)
Accounts payable and accrued expenses	2,224	8,136
Tenant security deposits	13	(168)
Other liabilities	(407)	(2,702)

Net cash provided by operating activities	$59,322	$38,893

INVESTING ACTIVITIES:
Acquisition of income producing properties	$(100,472)	$(33,278)
Additions to income producing properties	(6,660)	(3,835)
Additions to and purchases of land held for development	—	(1,337)
Additions to construction in progress	(7,503)	(5,249)
Proceeds from sale of real estate and rental properties	42,052	2,433
Increase in deferred leasing costs and lease intangibles	(3,531)	(1,884)
Investment in joint ventures	(9,769)	(1,000)
Investment in consolidated subsidiary	(242)	(12,635)
Advances to joint ventures	—	(118)
Proceeds from sale of securities	—	841

Net cash used in investing activities	$(86,125)	$(56,062)

(Continued)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2011 and 2010

(Unaudited)

(In thousands)

(Restated)

	Six months ended June 30,
	2011	2010
	(Restated)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(143,383)	$(68,177)
Net borrowings under revolving credit facilities	63,500	—
Proceeds from issuance of common stock	116,617	99,959
Payment of deferred financing costs	(252)	(427)
Stock issuance costs	(982)	(1,292)
Dividends paid to stockholders	(48,743)	(40,694)
Distributions to noncontrolling interests	(4,523)	—

Net cash used in financing activities	(17,766)	(10,631)

Net decrease in cash and cash equivalents	(44,569)	(27,800)
Cash and cash equivalents obtained through acquisition	23,412	—
Cash and cash equivalents at beginning of the period	38,333	47,970

Cash and cash equivalents at end of the period	$17,176	$20,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $1,028 and $1,061 in 2011 and 2010, respectively)	$42,151	$38,821

We acquired upon acquisition of certain rental properties:
Income producing properties	$123,533	$56,517
Intangible and other assets	8,570	7,014
Intangible and other liabilities	(20,528)	(10,456)
Assumption of mortgage notes payable	(11,103)	(19,797)

Cash paid for rental properties	$100,472	$33,278

Net cash paid for the acquisition of C&C (US) No. 1 is as follows:
Income producing properties	$471,219	$—
Intangible and other assets	113,484	—
Intangible and other liabilities	(35,898)	—
Assumption of mortgage notes payable	(261,813)	—
Issuance of Equity One common stock	(73,698)	—
Noncontrolling interest in C&C (US) No. 1	(206,145)	—
Gain on bargain purchase	(30,561)	—
Cash acquired upon acquisition of C&C (US) No. 1	23,412	—

Net cash paid for acquisition of C&C (US) No. 1	$—	$—

Net cash paid for acquisition of rental properties	$100,472	$33,278

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

The effect on the condensed consolidated balance sheet at June 30, 2011 is a decrease to total stockholders’ equity of Equity One, Inc. of $26.4 million to $1.5 billion and an increase to noncontrolling interests of $26.4 million to $209.8 million. There is no change to the condensed consolidated statement of income for the three months ended June 30, 2011 and the related earnings per share. For the six months ended June 30, 2011, the effects on the condensed consolidated statement of income is a decrease to the gain on bargain purchase of $26.4 million to $27.1 million, which decreases net income attributable to Equity One, Inc. by the same amount to $39.6 million. For the six months ended June 30, 2011, basic and diluted earnings per share were restated to $0.36 and $0.36, respectively, from $0.61 and $0.59, respectively, as a result of this error.

The financial information for the six months ended June 30, 2011 included in this report has been adjusted to reflect the reduction in gain on bargain purchase resulting from the foregoing prior period error. Additionally, the purchase accounting measurement period adjustments as discussed in Note 3 to the condensed consolidated financial statements have been retroactively applied. The purchase accounting measurement period adjustments do not pertain to corrections of errors but reflect measurement period adjustments based on final property valuation reports for assets acquired and liabilities assumed in the CapCo acquisition. The net effect of these measurement period adjustments, combined with the correction regarding non-controlling interest, reduced net income for the three month period ended March 31, 2011 and the six month period ended June 30, 2011 by approximately $23.4 million and $23.9 million, respectively.

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

Goodwill

Goodwill reflects the excess of the fair value of the acquired business over the fair value of net identifiable assets acquired in various business acquisitions. We account for goodwill in accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”), which requires a public entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, effective for fiscal years and interim periods within those years beginning after December 15, 2010. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in FASB Topic 350 Intangibles—Goodwill and Others, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption had no material effect on our consolidated financial statements.

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
(2)

During the fourth quarter of 2011 but prior to filing this Amendment No. 1 for the three and six month periods ended June 30, 2011, we finalized the appraisals and allocations of value of certain properties included in our acquisition of CapCo resulting in the measurement period adjustments detailed above. The net impact of these adjustments resulted in a net increase in gain on bargain purchase of $3.4 million. These adjustments did not have a significant impact on our condensed consolidated statement of income for the three months ended March 31, 2011 and the three and six months ended June 30, 2011.

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

(In thousands)
Fair value of net assets acquired	$310,404
Fair value of consideration transferred	(73,698)
Fair value of noncontrolling interest	(206,145)

Gain on bargain purchase	$30,561

The amounts of revenues and earnings of CapCo included in our condensed consolidated statements of income from the acquisition date are as follows:

	Three Months ended June 30, 2011	Six Months ended June 30, 2011
	(In thousands)
Revenues	$15,177	$27,498
Net loss attributable to Equity One, Inc.	$(1,204)	$(3,320)

The accompanying unaudited pro forma information for the three and six months ended June 30, 2011 and 2010 is presented as if the acquisition of CapCo on January 4, 2011 had occurred on January 1, 2010. This pro forma information is based upon the historical financial statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of our operations would have been had the above occurred, nor do they purport to predict the results of operations of future periods. The unaudited pro forma information for the three and six months ended June 30, 2011 was adjusted to exclude $0 and $30.6 million of gain on bargain purchase, $35,000 and $1.8 million of acquisition related costs, and $318,000 and $868,000 of reorganization costs related to the acquisition, respectively. The unaudited pro forma information for the three and six months ended June 30, 2010 was adjusted to include $0 and $30.6 million of gain on bargain purchase and adjusted to exclude $2.4 million and $3.3 million of acquisition related costs, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues	$88,283	$85,186	$173,994	$168,327
Net income attributable to Equity One, Inc.	$7,339	$5,869	$14,105	$41,008

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

In addition, in connection with our acquisition of CapCo, we acquired a special purpose entity which holds a 58% controlling interest in the Senator office building located in Sacramento, California. At the time of our acquisition, the special purpose entity and the other co-owners in the Senator building were in default of a $38.3 million loan secured by the property. The loan is non-recourse, other than for certain customary carve-outs which are also guaranteed by Equity One Realty & Management CA, Inc., the entity formerly known as Capital & Counties USA, Inc. As a result of the continuing default, the lender and special servicer have accelerated the loan and have commenced foreclosure proceedings with respect to our interest in the property. It has been our intention since the date we acquired our interest in the property to cooperate with the special servicer and lender to relinquish title. Accordingly, we recently consented to the lender’s appointment of a receiver to manage the property and we have agreed not to obstruct the the lender and special servicer’s efforts to consummate the foreclosure. Although we and the other co-owners continued to hold title to the property as of June 30, 2011, we have assigned no value to our interest in this special purpose entity. There can be no assurance that we will be able to resolve this matter in a short period of time.

As of June 30, 2011, our investments in and advances to unconsolidated joint ventures was composed of the following:

				Investment Balance
Joint Venture	Number of Properties	Location	Ownership	June 30, 2011	December 31, 2010
				(In thousands)
Investments in unconsolidated joint ventures:
GRI-EQY I, LLC (1)	10	GA, SC, FL	10.0%	$6,672	$7,046
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,357	3,109
Madison 2260, Realty, LLC	1	NY	8.6%	1,066	1,066
Madison 1235, Realty, LLC	1	NY	20.1%	1,000	1,000
Talega Village Center JV, LLC (2)	1	CA	50.5%	3,822	3,916
Vernola Marketplace JV, LLC (2)	1	CA	50.5%	7,868	8,127
Parnassus Heights Medical Center	1	CA	50.0%	13,934	—
621 Colorado Associates, LLC (3)	1	CA	68.2%	25,750	—
Pacific Financial Center, LLC	1	CA	50.0%	9,527	—
Equity One JV Portfolio, LLC (4)	2	FL	30.0%	7,376	—

Total				80,372	24,264

Advances to unconsolidated joint ventures (5)				40,129	35,472

Investments in and advances to unconsolidated joint ventures				$120,501	$59,736

(1)	The investment balance is presented net of deferred gains of approximately $3.3 million associated with the disposition of assets by us to the joint venture.

(2)	Our effective interest is 48% when considering the 5% noncontrolling interest held by Vestar.

(3)	Ownership percentage based on a hypothetical liquidation which considers the preferred return structure of the joint venture.

(4)	The investment balance is presented net of a deferred gain of approximately $404,000 associated with the disposition of assets by us to the joint venture.

(5)	Included in this amount is the $35.0 million in bridge loans to the Rockwood JVs and a $4.6 million receivable associated with the sale of an outparcel to the GRI JV.

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

5. Other Assets

The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	June 30, 2011	December 31, 2010
	(In thousands)
Lease intangible assets, net	$103,742	$60,603
Leasing commissions, net	27,254	23,124
Straight-line rent receivable, net	18,921	17,186
Deposits and mortgage escrow	18,193	17,964
Prepaid and other expenses	9,975	1,413
Deferred financing costs, net	5,017	5,998
Furniture and fixtures, net	1,882	1,408

Total other assets	$184,984	$127,696

6. Borrowings

Mortgage Notes Payable

The following table is a summary of our mortgage notes payable balances in the condensed consolidated balance sheets:

Mortgage Notes Payable	June 30, 2011	December 31, 2010
	(In thousands)
Fixed rate mortgage notes	$658,273	$533,660
Unamortized discount, net	(14,036)	(19,168)

Total	$644,237	$514,492

Weighted average-interest rate of fixed rate mortgage notes	6.17%	6.26%

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

Unsecured Senior Notes

Our outstanding unsecured senior notes payable in the condensed consolidated balance sheets consisted of the following:

Unsecured Senior Notes Payable	June 30, 2011	December 31, 2010
	(In thousands)
7.84% Senior Notes, due 1/23/12	$10,000	$10,000
6.25% senior notes, due 12/15/14	250,000	250,000
5.375% Senior Notes, due 10/15/15	107,505	107,505
6.0% Senior Notes, due 9/15/16	105,230	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.0% Senior Notes, due 9/15/17	116,998	116,998

Total Unsecured Senior Notes	691,136	691,136
Unamortized discount, net	(2,556)	(2,755)

Total	$688,580	$688,381

Weighted-average interest rate, net of discount adjustment	6.06%	6.06%

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

7. Other Liabilities

The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	June 30, 2011	December 31, 2010
	(In thousands)
Lease intangible liabilities, net	$123,029	$90,428
Prepaid rent	7,414	6,436
Other	331	107

Total other liabilities	$130,774	$96,971

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

The following table shows the effects on our equity resulting from the changes in our ownership interest in DIM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income attributable to Equity One, Inc.	$6,986	$6,239	$41,979	$11,671
Increase in our paid-in capital for purchase of 32,713 and 253,982 DIM ordinary shares for the three months ended June 30, 2011 and 2010, respectively and 33,213 and 2,527,013 shares for the six months ended June 30, 2011 and 2010, respectively	—	211	—	7,500

Net transfers from noncontrolling interest	—	211	—	7,500

Change from net income attributable to Equity One, Inc. and transfers from noncontrolling interest	$6,986	$6,450	$41,979	$19,171

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

Earnings per Share

The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Income from continuing operations	$10,021	$4,747	$47,012	$9,451
Net (income) loss attributable to noncontrolling interests	(2,135)	10	(4,517)	647

Income from continuing operations attributable to Equity One, Inc.	7,886	4,757	42,495	10,098
Allocation of continuing income to restricted stock awards and Class A common stockholder	(295)	(76)	(597)	(152)

Income from continuing operations attributable to common stockholders	7,591	4,681	41,898	9,946
(Loss) income from discontinued operations attributable to common stockholders	(900)	1,482	(516)	1,573
Allocation of discontinued loss to restricted share awards and Class A common stockholder	—	(6)	—	(3)

(Loss) income from discontinued operations attributable to common stockholders	(900)	1,476	(516)	1,570
Net income available to common stockholders	$6,691	$6,157	$41,382	$11,516

Weighted average shares outstanding — Basic	108,942	92,141	107,605	89,939
Basic earnings per share attributable to the common stockholders:
Basic earnings per share from continuing operations	$0.07	$0.05	$0.39	$0.11
Basic earnings (loss) per share from discontinued operations	(0.01)	0.02	—	0.02

Earnings per common share — Basic	$0.06	$0.07	$0.38 *	$0.13

*	Note: Basic EPS for the six months ended June 30, 2011 does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Income from continuing operations	$10,021	$4,747	$47,012	$9,451
Net (income) loss attributable to noncontrolling interests	(2,135)	10	(4,517)	647

Income from continuing operations attributable to Equity One, Inc.	7,886	4,757	42,495	10,098
Allocation of continuing income to restricted share awards and to Class A common stockholder	(295)	(76)	(597)	(152)
Allocation of earnings associated with DIM contingent shares	—	—	—	(88)
Income attributable to convertible EQY-CSC partnership units shareholders	—	—	—	—

Income from continuing operations attributable to common stockholders	$7,591	$4,681	$41,898	$9,858
(Loss) income from discontinued operations	(900)	1,482	(516)	1,573
Allocation of discontinued loss to restricted share awards and to Class A common stockholder	—	(6)	—	(3)

(Loss) income from discontinued operations attributable to common stockholders	(900)	1,476	(516)	1,570

Net income available to common stockholders	$6,691	$6,157	$41,382	$11,428

Weighted average shares outstanding—Basic	108,942	92,141	107,605	89,939
Convertible EQY-CSC partnership units	—	—	—	—
Stock options using the treasury method	170	114	163	114
Contingent shares to be issued for DIM stock	—	—	—	145

Weighted average shares outstanding—Diluted	109,112	92,255	107,768	90,198

Diluted earnings per share attributable to the common stockholders:
Diluted earnings per share from continuing operations	$0.07	$0.05	$0.39	$0.11
Diluted (loss) earnings per share from discontinued operations	(0.01)	0.02	—	0.02

Earnings per common share—Diluted	$0.06	$0.07	$0.38 *	$0.13

*  Note: Diluted EPS for the six months ended June 30, 2011 does not foot due to the rounding of the individual calculations.

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

14. Fair Value Measurements

Fair Value Hierarchy

The Fair Value Measurements and Disclosures Topic of FASB ASC requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the fair value hierarchy are described as follows:

•	Level 1—Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.

•

Level 2—Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•	Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

Valuation Methods

Long term incentive plan—We have a long-term incentive plan for four of our executives based on our total shareholder return versus returns for five of our peer companies. The fair value of this plan is determined using the average trial-specific value of the awards eligible for grant under the plan based upon a Monte Carlo simulation model. This model considers various assumptions, including time value, volatility factors, current market and contractual prices as well as projected future market prices for our common stock as well as common stock of our peer companies over the performance period. Substantially all of these assumptions are observable in the marketplace throughout the full term of the plan, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

Cash and Cash Equivalents and Accounts and Other Receivables—The carrying amounts reported in the balance sheets for these financial instruments approximate fair value because of their short maturities.

Notes Receivable—The fair value is estimated by using the current interest rates at which similar loans would be made. The carrying amounts reported in the balance sheets approximate fair value.

Mortgage Notes Payable—The fair value estimated at June 30, 2011 and December 31, 2010 was $721.4 million and $573.5 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount of these notes was approximately $644.2 million and $514.5 million at June 30, 2011 and December 31, 2010, respectively.

Unsecured Senior Notes Payable—The fair value estimated at June 30, 2011 and December 31, 2010 was $732.0 million and $712.4 million, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount of these notes was approximately $688.6 million and $688.4 million at June 30, 2011 and December 31, 2010, respectively.

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

		Combined
Condensed Consolidating		Guarantor	Non-Guarantor
Balance Sheet as of June 30, 2011	Equity One, Inc.	Subsidiaries	Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$296,483	$1,327,140	$1,340,783	$(91)	$2,964,315
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	210,048	58,820	962,052	(885,050)	345,870

Total Assets	$1,734,841	$1,385,960	$2,302,835	$(2,113,451)	$3,310,185

LIABILITIES
Mortgage notes payable	$30,672	$170,789	$601,434	$(144,622)	$658,273
Unsecured senior notes payable	1,291,136	—	70,708	(670,708)	691,136
Unsecured revolving credit facilities	63,500	—	—	—	63,500
Unamortized/unaccreted (discount)/premium on notes payable	(2,600)	1,469	(15,461)	—	(16,592)
Other liabilities	12,417	82,090	150,219	(16,585)	228,141

Total Liabilities	1,395,125	254,348	806,900	(831,915)	1,624,458
Redeemable noncontrolling interests	—	—	—	3,851	3,851
STOCKHOLDERS’ EQUITY	339,716	1,131,612	1,495,935	(1,285,387)	1,681,876

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,734,841	$1,385,960	$2,302,835	$(2,113,451)	$3,310,185

Condensed Consolidating Balance Sheet as of December 31, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$300,284	$1,346,173	$783,762	$(91)	$2,430,128
Investment in affiliates	628,310	—	—	(628,310)	—
Other assets	166,966	65,014	174,556	(154,800)	251,736

Total Assets	$1,095,560	$1,411,187	$958,318	$(783,201)	$2,681,864

LIABILITIES
Mortgage notes payable	$31,548	$203,873	$442,861	$(144,622)	$533,660
Unsecured senior notes payable	691,136	—	—	—	691,136
Unamortized/unaccreted (discount)/premium on notes payable	(2,780)	1,630	(20,773)	—	(21,923)
Other liabilities	14,687	80,569	100,299	(10,269)	185,286

Total Liabilities	734,591	286,072	522,387	(154,891)	1,388,159
Redeemable noncontrolling interests	—	—	—	3,864	3,864
STOCKHOLDERS’ EQUITY	360,969	1,125,115	435,931	(632,174)	1,289,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,095,560	$1,411,187	$958,318	$(783,201)	$2,681,864

Condensed Consolidating Statement of Income for the three months ended June 30, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$7,798	$32,075	$27,523	$—	$67,396
Expense recoveries	2,295	9,086	8,205	—	19,586
Percentage rent	10	299	351	—	660
Management and leasing services	—	24	617	—	641

Total revenue	10,103	41,484	36,696	—	88,283

EQUITY IN SUBSIDIARIES’ EARNINGS	27,709	—	—	(27,709)	—

COSTS AND EXPENSES:
Property operating	3,108	11,177	10,412	—	24,697
Rental property depreciation and amortization	1,852	10,677	12,277	30	24,836
General and administrative	9,824	2,108	1,479	(76)	13,335

Total costs and expenses	14,784	23,962	24,168	(46)	62,868

INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	23,028	17,522	12,528	(27,663)	25,415
OTHER INCOME AND EXPENSE:
Investment income	7,227	11	11,568	(17,837)	969
Equity in income in unconsolidated joint ventures	—	—	177	—	177
Other income	14	11	16	—	41
Interest expense	(22,507)	(2,285)	(14,291)	17,837	(21,246)
Amortization of deferred financing fees	(505)	(15)	(42)	—	(562)
Gain on sale of real estate	3,604	318	684	—	4,606
Gain on extinguishment of debt	—	—	213	—	213
Other expense	—	(145)	—	—	(145)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	10,861	15,417	10,853	(27,663)	9,468
Income tax (provision) benefit of taxable REIT subsidiaries	—	(24)	577	—	553

INCOME (LOSS) FROM CONTINUING OPERATIONS	10,861	15,393	11,430	(27,663)	10,021

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(15)	18	387	—	390
Loss on disposal of income producing properties	—	(13)	—	—	(13)
Impairment loss on income producing properties held for sale	(1,277)	—	—	—	(1,277)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(1,292)	5	387	—	(900)

NET INCOME (LOSS)	9,569	15,398	11,817	(27,663)	9,121

Net income attributable to noncontrolling interests	(2,135)	—	—	—	(2,135)

NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$7,434	$15,398	$11,817	$(27,663)	$6,986

Condensed Consolidating Statement of Income for the three months ended June 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$7,866	$31,943	$14,923	$—	$54,732
Expense recoveries	2,388	9,283	4,090		15,761
Percentage rent	50	200	63	—	313
Management and leasing services	—	18	381	—	399

Total revenue	10,304	41,444	19,457	—	71,205

EQUITY IN SUBSIDIARIES’ EARNINGS	17,730	—	—	(17,730)	—

COSTS AND EXPENSES:
Property operating	2,707	12,210	5,235	—	20,152
Rental property depreciation and amortization	1,848	9,169	5,729	9	16,755
General and administrative	10,223	916	676	(74)	11,741

Total costs and expenses	14,778	22,295	11,640	(65)	48,648

INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	13,256	19,149	7,817	(17,665)	22,557
OTHER INCOME AND EXPENSE:
Investment income	3,265	7	5	(2,788)	489
Equity in loss in unconsolidated joint ventures	—	—	(42)	—	(42)
Other income	88	—	15	—	103
Interest expense	(11,433)	(3,091)	(7,599)	2,788	(19,335)
Amortization of deferred financing fees	(389)	(33)	(32)	—	(454)
Gain on sale of real estate	—	—	440	—	440
Gain on extinguishment of debt	—	5	58	—	63

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	4,787	16,037	662	(17,665)	3,821
Income tax benefit of taxable REIT subsidiaries	—	192	734	—	926

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,787	16,229	1,396	(17,665)	4,747

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(16)	—	40	—	24
Gain on disposal of income producing properties	1,458	—	—	—	1,458

INCOME FROM DISCONTINUED OPERATIONS	1,442	—	40	—	1,482

NET INCOME (LOSS)	6,229	16,229	1,436	(17,665)	6,229
Net loss attributable to noncontrolling interests	10	—	—	—	10

NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$6,239	$16,229	$1,436	$(17,665)	$6,239

Condensed Consolidating Statement of Income for the six months ended June 30, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$15,692	$63,853	$53,249	$—	$132,794
Expense recoveries	4,337	18,108	15,522	—	37,967
Percentage rent	97	873	1,156	—	2,126
Management and leasing services	—	48	1,059	—	1,107

Total revenue	20,126	82,882	70,986	—	173,994

EQUITY IN SUBSIDIARIES’ EARNINGS	56,261	—	—	(56,261)	—

COSTS AND EXPENSES:
Property operating	6,153	22,859	20,169	—	49,181
Rental property depreciation and amortization	3,660	19,547	24,635	48	47,890
General and administrative	16,847	4,382	4,294	(211)	25,312

Total costs and expenses	26,660	46,788	49,098	(163)	122,383

INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	49,727	36,094	21,888	(56,098)	51,611
OTHER INCOME (LOSS) AND EXPENSE:
Investment income	10,005	12	22,390	(30,745)	1,662
Equity in income in unconsolidated joint ventures	—	—	811	—	811
Other income	133	21	16	—	170
Interest expense	(44,216)	(5,000)	(24,061)	30,745	(42,532)
Amortization of deferred financing fees	(985)	(34)	(86)	—	(1,105)
Gain on bargain purchase	30,561	—	—	—	30,561
Gain on sale of real estate	3,604	318	684	—	4,606
Gain on extinguishment of debt	—	42	213	—	255
Other expense	—	(145)	—	—	(145)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	48,829	31,308	21,855	(56,098)	45,894
Income tax (provision) benefit of taxable REIT subsidiaries	—	(32)	1,150	—	1,118

INCOME (LOSS) FROM CONTINUING OPERATIONS	48,829	31,276	23,005	(56,098)	47,012

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(20)	41	753	—	774
Loss on disposal of income producing properties	—	(13)	—	—	(13)
Impairment loss on income producing properties held for sale	(1,277)	—	—	—	(1,277)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(1,297)	28	753	—	(516)

NET INCOME (LOSS)	47,532	31,304	23,758	(56,098)	46,496
Net income attributable to noncontrolling interests	(4,517)	—	—	—	(4,517)

NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$43,015	$31,304	$23,758	$(56,098)	$41,979

Condensed Consolidating Statement of Income for the six months ended June 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$15,633	$62,899	$29,896	$—	$108,428
Expense recoveries	4,507	17,967	8,126	—	30,600
Percentage rent	115	801	442	—	1,358
Management and leasing services	(2)	33	741	—	772

Total revenue	20,253	81,700	39,205	—	141,158

EQUITY IN SUBSIDIARIES’ EARNINGS	33,398	—	—	(33,398)	—

COSTS AND EXPENSES:
Property operating	5,095	23,512	11,305	—	39,912
Rental property depreciation and amortization	3,656	17,665	11,711	11	33,043
General and administrative	18,088	1,872	1,975	(107)	21,828

Total costs and expenses	26,839	43,049	24,991	(96)	94,783

INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	26,812	38,651	14,214	(33,302)	46,375
OTHER INCOME AND EXPENSE:
Investment income	6,176	35	13	(5,576)	648
Equity in loss in unconsolidated joint ventures	—	—	(82)	—	(82)
Other income	131	—	25	—	156
Interest expense	(22,821)	(6,815)	(15,183)	5,576	(39,243)
Amortization of deferred financing fees	(772)	(64)	(64)	—	(900)
Gain on sale of real estate	—	—	440	—	440
Gain on extinguishment of debt	—	5	58	—	63

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	9,526	31,812	(579)	(33,302)	7,457
Income tax benefit of taxable REIT subsidiaries	—	367	1,627	—	1,994

INCOME (LOSS) FROM CONTINUING OPERATIONS	9,526	32,179	1,048	(33,302)	9,451

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	40	72	3	—	115
Gain on disposal of income producing properties	1,458	—	—	—	1,458

INCOME FROM DISCONTINUED OPERATIONS	1,498	72	3	—	1,573

NET INCOME (LOSS)	11,024	32,251	1,051	(33,302)	11,024
Net income attributable to noncontrolling interests	647	—	—	—	647

NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$11,671	$32,251	$1,051	$(33,302)	$11,671

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash provided by operating activities	$20,742	$32,448	$6,132	$59,322

INVESTING ACTIVITIES:
Acquisition of income producing properties	(55,000)	—	(45,472)	(100,472)
Additions to income producing properties	(1,428)	(3,758)	(1,474)	(6,660)
Additions to construction in progress	(849)	(6,585)	(69)	(7,503)
Proceeds from sale of real estate and rental properties	2,346	11,705	28,001	42,052
Increase in deferred leasing costs and lease intangibles	(831)	(2,101)	(599)	(3,531)
Investment in joint ventures	—	—	(9,769)	(9,769)
Investment in consolidated subsidiary	—	—	(242)	(242)
Advances to subsidiaries, net	(123,639)	1,375	122,264	—

Net cash (used in) provided by investing activities	(179,401)	636	92,640	(86,125)

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(878)	(33,084)	(109,421)	(143,383)
Net borrowings under revolving credit facilities	63,500	—	—	63,500
Proceeds from issuance of common stock	116,617	—	—	116,617
Payment of deferred financing costs	(101)	—	(151)	(252)
Stock issuance costs	(982)	—	—	(982)
Dividends paid to stockholders	(48,743)	—	—	(48,743)
Distributions to noncontrolling interests	(4,523)	—	—	(4,523)

Net cash provided by (used in) financing activities	124,890	(33,084)	(109,572)	(17,766)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,769)	—	(10,800)	(44,569)
CASH AND CASH EQUIVALENTS OBTAINED THROUGH ACQUISITION	—	—	23,412	23,412
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	38,333	—	—	38,333

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,564	$—	$12,612	$17,176

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(67,238)	$68,392	$37,739	$38,893

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(33,278)	—	(33,278)
Additions to income producing properties	(1,116)	(1,237)	(1,482)	(3,835)
Additions to and purchases of land held for development	(1,337)	—	—	(1,337)
Additions to construction in progress	(3,651)	(664)	(934)	(5,249)
Proceeds from sale of real estate and rental properties	1,861	572	—	2,433
Increase in deferred leasing costs and lease intangibles	(687)	(562)	(635)	(1,884)
Investment in joint ventures	—	—	(1,000)	(1,000)
Investment in consolidated subsidiary	(12,635)	—	—	(12,635)
Advances to joint ventures	—	—	(118)	(118)
Proceeds from sale of securities	841	—	—	841
Advances to subsidiaries, net	10,520	14,768	(25,288)	—

Net cash used in investing activities	(6,204)	(20,401)	(29,457)	(56,062)

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(12,103)	(47,792)	(8,282)	(68,177)
Proceeds from issuance of common stock	99,959	—	—	99,959
Payment of deferred financing costs	(228)	(199)	—	(427)
Stock issuance costs	(1,292)	—	—	(1,292)
Dividends paid to stockholders	(40,694)	—	—	(40,694)

Net cash provided by (used in) financing activities	45,642	(47,991)	(8,282)	(10,631)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,800)	—	—	(27,800)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	47,970	—	—	47,970

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$20,170	$—	$—	$20,170

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

On July 29, 2011, we sold two operating properties for proceeds of $868,000.

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

Comparison of the three months ended June 30, 2011 to 2010

The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended June 30, 2011 as compared to the same period in 2010:

	Three Months Ended June 30,
	2011	2010	% Change
		(In thousands)
	(Restated)		(Restated)
Total revenue	$88,283	$71,205	24.0%
Property operating expenses	24,697	20,152	22.6%
Rental property depreciation and amortization	24,836	16,755	48.2%
General and administrative expenses	13,335	11,741	13.6%
Investment income	969	489	98.2%
Equity in income (loss) in unconsolidated joint ventures	177	(42)	521.4%
Interest expense	21,246	19,335	9.9%
Gain on sale of real estate	4,606	440	946.8%
Income tax benefit of taxable REIT subsidiaries	553	926	(40.3)%
(Loss) income from discontinued operations	(900)	1,482	(160.7)%
Net income	9,121	6,229	46.4%
Net income attributable to Equity One, Inc.	6,986	6,239	12.0%

Total revenue increased by $17.1 million, or 24.0%, to $88.3 million in 2011 from $71.2 million in 2010. The increase was primarily attributable to the following:

•	an increase of approximately $17.1 million associated with properties acquired in 2010 and 2011;

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

Property operating expenses increased by $4.5 million, or 22.6%, to $24.7 million in 2011 from $20.2 million in 2010. The increase primarily consisted of the following:

•	an increase of approximately $5.1 million associated with properties acquired in 2011 and 2010; offset by

•	a decrease of approximately $340,000 in same property operating expenses due primarily to lower common area maintenance costs.

Rental property depreciation and amortization increased by $8.1 million, or 48.2%, to $24.8 million for 2011 from $16.8 million in 2010. The increase was primarily related to the following:

•	an increase of approximately $7.3 million related to depreciation on properties acquired in 2011 and 2010; and

•	an increase of approximately $1.6 million related to accelerated depreciation recognized in 2011 related to tenant vacancies; offset by

•	a decrease of approximately $902,000 related to tenant related assets becoming fully amortized.

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

As a result of the foregoing, net income increased by $2.9 million, to $9.1 million in the second quarter of 2011 compared to net income of $6.2 million in the second quarter of 2010. Net income attributable to Equity One, Inc. increased by $747,000 to $7.0 million in the second quarter of 2011 compared to $6.2 million in the second quarter of 2010.

Comparison of the six months ended June 30, 2011 to 2010

The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the six months ended June 30, 2011 as compared to the same period in 2010:

	Six Months Ended June 30,
	2011	2010	% Change
		(In thousands)
	(Restated)		(Restated)
Total revenue	$173,994	$141,158	23.3%
Property operating expenses	49,181	39,912	23.2%
Rental property depreciation and amortization	47,890	33,043	44.9%
General and administrative expenses	25,312	21,828	16.0%
Investment income	1,662	648	156.5%
Equity in income (loss) in unconsolidated joint ventures	811	(82)	1089.0%
Interest expense	42,532	39,243	8.4%
Gain on bargain purchase	30,561	—	N/M *
Gain on sale of real estate	4,606	440	946.8%
Gain on extinguishment of debt	255	63	304.8%
Income tax benefit of taxable REIT subsidiaries	1,118	1,994	(43.9)%
(Loss) income from discontinued operations	(516)	1,573	(132.8)%
Net income	46,496	11,024	321.8%
Net income attributable to Equity One, Inc.	41,979	11,671	259.7%

*	N/M = not meaningful

Total revenue increased by $32.8 million, or 23.3%, to $174.0 million in 2011 from $141.2 million in 2010. The increase is primarily attributable to the following:

•	an increase of approximately $33.2 million associated with properties acquired in 2010 and 2011;

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

Rental property depreciation and amortization increased by $14.8 million, or 44.9%, to $47.9 million for 2011 from $33.0 million in 2010. The increase was primarily related to the following:

•	an increase of approximately $14.5 million related to depreciation on properties acquired in 2011 and 2010; and

•	an increase of approximately $1.6 million related to accelerated depreciation recognized in 2011 related to tenant vacancies; offset by

•	a decrease of approximately $1.3 million related to tenant related assets becoming fully amortized.

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

As a result of the foregoing, net income increased by $35.5 million, to $46.5 million in the first half of 2011, compared to net income of $11.0 million in the first half of 2010. Net income attributable to Equity One, Inc. increased by $30.3 million to $42.0 million in the first half of 2011, compared to $11.7 million in the first half of 2010.

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

The following table illustrates the calculation of FFO for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
	(Restated)		(Restated)
Net income attributable to Equity One, Inc.	$6,986	$6,239	$41,979	$11,671
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	24,781	16,564	47,774	31,661
Net adjustment for unvested shares and noncontrolling interest(1)	2,108	—	4,523	—
Pro rata share of real estate depreciation from unconsolidated joint ventures	835	298	1,440	607
(Gain)/loss on disposal of depreciable assets	(930)	—	(930)	—

Funds from operations	$33,780	$23,101	$94,786	$43,939

(1)	Includes net effect of: (a) distributions paid with respect to unvested shares held by a noncontrolling interest; and (b) an adjustment to compensate for the rounding of the individual calculations.

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Earnings per diluted share attributable to Equity One, Inc.	$0.06	$0.07	$0.38	$0.13
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.21	0.18	0.40	0.35
Net adjustment for unvested shares and noncontrolling interest(1)	0.01	—	0.02	—
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.01	—	0.01	0.01
(Gain)/Loss on disposal of depreciable assets	(0.01)	—	(0.01)	—

Funds from operations per diluted share(2)	$0.28	$0.25	$0.80	$0.49

(1)	Includes net effect of: (a) distributions paid with respect to unvested shares held by a noncontrolling interest; and (b) an adjustment to compensate for the rounding of the individual calculations.

(2)	The weighted average diluted shares for the three months ended June 30, 2011 used in the above FFO calculations are higher than the GAAP diluted weighted average shares by the 11.4 million units held by LIH which are convertible into our common stock. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion would be antidilutive, but are included in the above calculation as their effect is dilutive for purposes of calculating FFO.

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

Future Contractual Obligations. The following table sets forth certain information regarding future contractual obligations, excluding interest, as of June 30, 2011:

	Payments due by period
Contractual Obligations	Total	Less than 1 year(1)	1-2 years	3-5 years	More than 5 years
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$125,684	$7,957	$30,534	$32,989	$54,204
Balloon payments	532,589	34,756	143,644	248,423	105,766

Total mortgage obligations	658,273	42,713	174,178	281,412	159,970
Unsecured revolving credit facilities	63,500	63,500		—	—
Unsecured senior notes	691,136	—	10,000	462,735	218,401

Total unsecured obligations	754,636	63,500	10,000	462,735	218,401
Operating leases	7,370	398	1,458	2,046	3,468
Construction commitments	152,700	152,700	—	—	—
Purchase contracts	15,000	15,000	—	—	—

Total contractual obligations	$1,587,979	$274,311	$185,636	$746,193	$381,839

(1)	Amount represents balance of obligation for the remainder of the 2011 year.

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

One of our joint ventures is a special purpose entity which holds a 58% controlling interest in the Senator office building located in Sacramento, California. At the time of our acquisition, the special purpose entity and the other co-owners in the Senator building were in default of a $38.3 million loan secured by the property. The loan is non-recourse, other than for certain customary carve-outs which are also guaranteed by Equity One Realty & Management CA, Inc., the entity formerly known as Capital & Counties USA, Inc. As a result of the continuing default, the lender and special servicer have accelerated the loan and have commenced foreclosure proceedings with respect to our interest in the property. It has been our intention since the date we acquired our interest in the property to cooperate with the special servicer and lender to relinquish title. Accordingly, we recently consented to the lender’s appointment of a receiver to manage the property and we have agreed not to obstruct the the lender and special servicer’s efforts to consummate the foreclosure. Although we and the other co-owners continued to hold title to the property as of June 30, 2011, we have assigned no value to our interest in this special purpose entity. There can be no assurance that we will be able to resolve this matter in a short period of time.

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

Future Capital Requirements

We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and our short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I -Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As required by Rule 13a-15(b) under the Exchange Act, prior to the filing of our original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequently, during the fourth quarter of the year ending December 31, 2011, we identified the material weakness in our internal control over financial reporting described below. As a result of this discovery, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of as of June 30, 2011.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2010, Part I -Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in such risk factors.

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