Form 10-K
period 2011-12-31
EQUITY ONE, INC.
filed 2012-02-29
CIK 1042810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $1,006,351,085 based upon the last reported sale price of $18.64 per share on the New York Stock Exchange on such date.

As of February 22, 2012, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 114,763,624.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K to the extent stated herein are incorporated by reference in Part III hereof.

EQUITY ONE, INC. AND SUBSIDIARIES

PART I

ITEM 1.	BUSINESS

The Company

We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops shopping centers primarily located in supply constrained suburban and urban communities. We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995.

As of December 31, 2011, our consolidated property portfolio comprised 165 properties totaling approximately 17.2 million square feet of gross leasable area, or GLA, and included 144 shopping centers, nine development or redevelopment properties, six non-retail properties and six land parcels. As of December 31, 2011, our core portfolio was 90.7% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 17 shopping centers and two office buildings totaling approximately 2.8 million square feet. For a listing of the properties in our core portfolio, refer to Item 2 - Properties.

In this annual report, references to “we,” “us” or “our” or similar terms refer to Equity One, Inc. and our consolidated subsidiaries, including DIM Vastgoed, N.V., which we refer to as DIM, a Dutch company in which we acquired a controlling interest in the first quarter of 2009, and C&C (US) No. 1, Inc., which we refer to as CapCo, in which we acquired a controlling interest through a joint venture with Liberty International Holdings Limited, or LIH, in the first quarter of 2011.

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

•

Investment Strategy: Using capital wisely to renovate or redevelop our properties and to acquire and develop additional shopping centers in supply constrained suburban and urban communities where expected, risk-adjusted returns meet or exceed our standards as well as by investing in strategic partnerships that minimize operational or other risks; and

•

Capital Strategy: Financing our capital requirements with internally generated funds, borrowings under our existing credit facilities, proceeds from selling properties that do not meet our investment criteria and proceeds from institutional partners and the debt and equity capital markets.

Operating Strategy. Our core operating strategy is to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants, as well as containing costs through effective property management. Many of our properties are located in some of the most densely populated areas of the country, including the metropolitan areas around Miami, Ft. Lauderdale, West Palm Beach, Tampa, Jacksonville and Orlando, Florida, Atlanta, Georgia, Boston, Massachusetts, the greater New York City metropolitan area, and Los Angeles and San Francisco, California.

In order to effectively achieve our operating strategy, we seek to:

•	actively manage and maintain the high standards and physical appearance of our assets while maintaining competitive tenant occupancy costs;

•	maintain a diverse tenant base in order to limit exposure to any one tenant’s financial condition;

•	develop strong, mutually beneficial relationships with creditworthy tenants, particularly our anchor tenants, by consistently meeting or exceeding their expectations;

•	maximize rental rates upon the renewal of expiring leases or as we lease space to new tenants while limiting vacancy and down-time;

•	evaluate renovation or redevelopment opportunities that will make our properties more attractive for leasing or re-leasing to tenants and that will increase the overall value of our centers;

•	take advantage of under-utilized land or existing square footage, or re-configure properties for better uses; and

•	adopt consistent standards and vendor review procedures.

Investment Strategy. Our investment strategy is to deploy capital in high quality investments and projects that are expected to generate risk-adjusted returns that exceed our cost of capital. Our investments primarily fall into one of the following categories:

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

Capital Strategy. We intend to grow and expand our business by using cash flow from operations, by borrowing under our existing credit facilities, reinvesting proceeds from selling properties that do not or no longer meet our investment criteria, accessing the capital markets to issue equity and debt or by using joint venture arrangements. Our strategy is designed to help us maintain a strong balance sheet and sufficient flexibility to fund our operating and investment activities in a cost-efficient way. Our strategy includes:

•	maintaining a prudent level of overall leverage and an appropriate pool of unencumbered properties that is sufficient to support our unsecured borrowings;

•	managing our exposure to variable-rate debt;

•	taking advantage of market opportunities to refinance existing debt and manage our debt maturity schedule;

•

selling properties that no longer fit our investment strategy, that have limited growth potential or that are not a strategic fit within our overall portfolio and redeploying the proceeds elsewhere in our business; and

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

Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We have aggregated our operating segments in five reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida and the Southeast – including all of Florida north of Palm Beach County, Georgia, Louisiana, Alabama, Mississippi, North Carolina, South Carolina and Tennessee; (3) Northeast – including Connecticut, Maryland, Massachusetts, New York and Virginia; (4) West Coast – including California and Arizona; and (5) Other/Non-Retail – which is comprised of our non-retail assets. See Note 20 in the consolidated financial statements of this annual report for more information about our business segments and the geographic diversification of our portfolio of properties.

Tax Status

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which our properties are located and excise taxes on our undistributed taxable income.

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a (“TRS”). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. Our investment in certain land parcels, our investment in DIM and certain other real estate and other activities are being conducted through our TRS entities. Our current TRS activities are limited and they have not incurred any significant income taxes to date.

We own a controlling interest in DIM, which is not a REIT. DIM is not consolidated with us for tax purposes and is subject to U.S. corporate income tax. However, it did not pay any U.S. federal income tax for the previous four years as a result of its taxable operating losses, but is subject to the alternative minimum tax for the 2011 fiscal year.

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

All of our existing properties are located in developed areas that include other shopping centers and other retail properties. The number of retail properties in a particular area could materially adversely affect our ability to lease vacant space and maintain the rents charged at our existing properties. We believe that the principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. Our retail tenants also face competition from other retailers (including internet retailers), outlet stores, super centers and discount shopping clubs. This competition could contribute to lease defaults and insolvency of our tenants.

Tenants

Publix Super Markets is our largest tenant and accounted for approximately 1.8 million square feet, or approximately 10.6% of our gross leasable area, at December 31, 2011, and approximately $14.5 million, or 6.9%, of our annual minimum rent in 2011.

Employees

Our headquarters are located at 1600 N.E. Miami Gardens Drive, North Miami Beach, Florida 33179. At December 31, 2011, we had 185 full-time employees and we believe that our relationships with our employees are good.

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

Our goal is to improve the performance of our properties by re-leasing vacated space. While economic conditions in many of our markets have improved, macro-economic challenges, such as volatile consumer confidence, high unemployment and reduced consumer spending, have adversely affected many retailers and continue to adversely affect the retail sales of many regional and local tenants in some of our markets. While most of our centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles, other tenants in our centers, particularly smaller shop tenants (those occupying less than 10,000 square feet), have been particularly vulnerable as they have faced both declining sales and reduced access to capital. As a result, some tenants have requested rent adjustments and abatements, while other tenants have not been able to continue in business at all.

Our ability to continue to lease or re-lease vacant space in our properties will be affected by these and other factors, including our properties’ locations, current market conditions and covenants and restrictions found in certain leases at our properties that may limit our ability to lease to certain types of tenants. If these economic conditions persist or worsen in 2012, our properties and results of operations could be adversely affected with lower occupancy and higher bad debt expense as tenants fail to pay rent, close their stores or file bankruptcy. Moreover, because many retailers have slowed their growth plans as a result of the prevailing economic climate or their lack of access to capital, demand for retail space has declined, generally, reducing the market rental rates for our properties. Several national retailers have indicated that they will require reduced store sizes in the future as they adjust their square footage needs based on sales volumes and alternative sales channels including internet sales.

Shorter term expirations of our shop tenants may lead to increased vacancies and reduced rental income which would have an adverse effect on our future results of operations.

From 2012 through 2014, approximately 50.3% of our leases, based on annualized minimum rents, with small shop tenants are due to expire. The annualized minimum rents at expiration for these leases are $19.1 million, $17.0 million, and $16.8 million for 2012-2014, respectively. Additionally, approximately 5.1% of our leases with small shop tenants are month-to-month, representing $5.3 million of annualized rents. Our ability to renew or replace these tenants at comparable rents could have a significant impact on our future results of operations.

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

We own shopping centers which are supported by “anchor” tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers. For instance, Publix Super Markets is our largest tenant and accounted for approximately 1.8 million square feet, or approximately 10.6% of our gross leasable area, at December 31, 2011, and approximately $14.5 million, or 6.9%, of our annual minimum rent in 2011. No other tenant accounted for over 5% of our annual minimum rent.

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

Certain segments of the retail environment remain weak, particularly those relating to home sales, discretionary spending, books, music and video stores. Some of our anchor or other small shop tenants may continue to experience a downturn in their businesses that may weaken their financial condition. As a result, tenants may delay lease commencement, fail to make rental payments when due or declare bankruptcy. In 2010 and 2011, several of our national tenants filed for bankruptcy protection. We are subject to the risk that these tenants may be unable to make their lease payments, may refuse to extend leases upon expiration or may reject leases in bankruptcy. Tenant bankruptcies, leasing delays or failures to make rental payments when due could result in the termination of the tenant’s lease and material losses to our business and harm to our operating results.

Volatility in the credit markets may affect our ability to obtain or re-finance our indebtedness at a reasonable cost.

As of December 31, 2011, we had approximately $352.3 million of senior notes and mortgage debt scheduled to mature in the next three years. Additionally, our $575.0 million unsecured revolving credit facility matures on September 30, 2015 with a one year extension at our option. If credit conditions worsen or if interest rates increase from their current historically low levels, we may experience difficulty refinancing these upcoming loan maturities at a reasonable cost or with desired financing alternatives. For example, it may be hard to raise new unsecured financing in the form of additional bank debt or corporate bonds at interest rates that are appropriate for our long term objectives. If we draw under our existing unsecured revolving line of credit to repay maturing debt, our ability to use the line for other uses such as investments will be reduced. If we increase our reliance on mortgage debt, the credit rating agencies that rate our unsecured corporate debt may reduce our investment-grade credit ratings. Alternatively, we may need to repay maturing debt with proceeds from the issuance of equity or the sale of assets. In addition, lenders may impose more restrictive covenants, events of default and other conditions.

We have substantial debt obligations which may reduce our operating performance and put us at a competitive disadvantage.

As of December 31, 2011, we had debt and other liabilities outstanding in the aggregate amount of approximately $1.6 billion. Many of our loans require scheduled principal amortization. In addition, our organizational documents do not limit the level or amount of debt that we may incur, nor do we have a policy limiting our debt to any particular level. The amount of our debt outstanding from time to time could have important consequences to our stockholders. For example, it could:

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

If our internally generated cash is inadequate to repay our indebtedness upon maturity, then we will be required to repay debt through refinancing or equity offerings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties, potentially upon disadvantageous terms, which might result in losses and might adversely affect our cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, our interest expense would increase which may not be offset by a corresponding increase in our rental rates, which would adversely affect our results of operations. Further, if one of our properties is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, or if we are in default under the related mortgage or deed of trust, such property could be transferred to the mortgagee, or the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of income and asset value. Foreclosure could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements under the Code.

Our financial covenants may restrict our operating or acquisition activities, which may harm our financial condition and operating results.

Our unsecured revolving credit facility, our unsecured term loan facility, our outstanding senior unsecured notes and much of our existing mortgage indebtedness contain customary covenants and conditions, including, among others, compliance with various financial ratios and restrictions upon the incurrence of additional indebtedness and liens on our properties. Furthermore, the terms of some of this indebtedness will restrict our ability to consummate transactions that result in a change of control or to otherwise issue equity or debt securities. The existing mortgages also contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we were to breach covenants in these debt agreements, the lender could declare a default and require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. If the lenders declared a default under our unsecured revolving credit facility, all amounts outstanding would become due and payable and our ability to borrow in future periods could be restricted. In addition, any such default would constitute a cross default under our senior note indebtedness and unsecured term loan giving rise to the acceleration of such indebtedness.

Increases in interest rates would cause our borrowing costs to rise and generally adversely affect the market price of our securities.

While we had approximately $1.2 billion of fixed interest rate debt outstanding as of December 31, 2011, we do borrow funds at variable interest rates under our lines of credit and could borrow under other variable facilities in the future. Increases in interest rates would increase our interest expense on any variable rate debt, as well as maturing fixed rate debt that must be refinanced at higher interest rates. This would reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stockholders. In addition, long-term increases in interest rates will affect the terms under which we refinance our existing debt as it matures, thereby adversely affecting results of operations.

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

Geographic concentration of our properties makes our business vulnerable to economic downturns in certain regions or to other events, like hurricanes and earthquakes, that disproportionately affect those areas.

As of December 31, 2011, approximately 47.6% and 11.7% of our retail property gross leasable area was located in Florida and California, respectively. As a result, economic, real estate and other general conditions in these states will significantly affect our revenues and the value of our properties. Business layoffs or downsizing, industry slowdowns, declines in real estate values, reduced migration to Florida, changing demographics, increases in insurance costs and real estate taxes and other factors may adversely affect the economic climate in Florida and California. Any resulting reduction in demand for retail properties in Florida or California would adversely affect our operating performance and limit our ability to make distributions to stockholders.

In addition, a significant portion of our retail property gross leasable area is located in coastal or other areas that are susceptible to the harmful effects of tropical storms, hurricanes, earthquakes and other similar natural disasters. As of December 31, 2011, over 45% of the total insured value of our portfolio is located in the State of Florida. Intense hurricanes and tropical storm activity during the last decade has caused our cost of property insurance to increase significantly. While much of the cost of this insurance is passed on to our tenants as reimbursable property costs, some tenants, particularly national tenants, do not pay a pro rata share of these costs under their leases. Hurricanes and similar storms also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area.

In addition, as of December 31, 2011, over 25% of the total insured value of our portfolio is located in the State of California, including a number of assets in the San Francisco Bay and Los Angeles areas. These properties may be subject to the risk that an earthquake or other, similar peril would affect the operations of these properties. We currently do not have comprehensive insurance covering losses from these perils. Therefore, if an earthquake did occur and our properties were affected, we would bear the losses resulting therefrom.

Therefore, as a result of the geographic concentration of our properties, we face demonstrable risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.

Our insurance coverage on our properties may be inadequate therefore increasing the risks to our business.

We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire, flood, rental loss and acts of terrorism; however, we currently do not carry coverage for losses from earthquakes or other, similar perils. We also currently carry environmental insurance on all of our properties. All of these policies contain coverage limitations. We believe these coverages are of the types and amounts customarily obtained for or by an owner of similar types of real property assets located in the areas where our properties are located. We intend to obtain similar insurance coverage on subsequently acquired properties.

The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry. For instance, given the issues facing financial firms in general, including insurance companies, and following the hurricane, earthquake and other property loss activity in recent years, property insurance costs across our portfolio have increased. In the event of future industry losses, we may be unable to renew or duplicate our current insurance coverage in amounts we deem adequate or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses from named wind storms, earthquakes or due to terrorist acts and toxic mold, or, if offered, the cost of obtaining these types of insurance may not be commercially justified. We, therefore, may cease to have insurance coverage against certain types of losses and/or there may be decreases in the covered loss limits of insurance available.

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

We may be unable to sell properties in accordance with our business plan which could reduce our available capital or require us to hold non-core assets longer than we deem desirable.

In general, we intend to sell certain assets over time as part of our capital recycling efforts and as assets no longer meet our investment criteria. However, real estate investments generally cannot be sold quickly. Also, there are limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. We may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to changes in the performance of our investments could adversely affect our ability to meet our obligations and make distributions to our stockholders.

Our assets may be subject to impairment charges.

Our long-lived assets, including real estate held for investment, are carried at net book value unless circumstances indicate that the carrying value of the assets may not be recoverable. Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. When assets are identified as held for sale, we estimate the sales prices, net of selling costs, of such assets. Assets that will be sold together in a single transaction are aggregated in determining if the net sales proceeds of the group are expected to be less than the net book value of the assets. If, in our opinion, the net sales prices of the assets which have been identified for sale are expected to be less than the net book value of the assets, an impairment charge is recorded and we write down the asset to fair value. An impairment charge may also be recorded for any asset if it is probable, in our estimation, that the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In addition, we may be required to test for impairment when we perform periodic valuations of our properties in accordance with International Financial Reporting Standards under our agreement with our largest stockholder, Gazit-Globe, Ltd. We also perform an annual test of our goodwill for impairment and perform periodic evaluations for impairment of our investments in unconsolidated entities such as joint ventures. Recording an impairment charge results in an immediate reduction in our income and therefore could have a material adverse effect on our results of operations and financial condition in the period in which the charge is taken.

Our development and redevelopment activities are inherently risky and may not yield anticipated returns, which would harm our operating results and reduce funds available for distributions to stockholders.

An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers, including The Gallery at Westbury Plaza in Nassau County, New York. At December 31, 2011, we had invested an aggregate of approximately $82.2 million in these development or redevelopment projects at various stages of completion and based on our current plans and estimates we anticipate that these projects will require an additional $100.7 million to complete, including $71.8 million to complete The Gallery at Westbury Plaza. In addition to these costs, we may in the future expend substantial amounts in connection with a redevelopment of Serramonte Shopping Center located in Daly City, California, and other development and redevelopment opportunities we identify. These developments and redevelopments may not be as successful as currently expected. Expansion, renovation and development projects entail the following considerable risks:

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

Our investing strategy and our market selection process may not ultimately be successful and may not provide positive returns on our investment. The acquisition of properties or portfolios of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

•

we may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify, even after making a non refundable deposit or incurring significant acquisition related costs;

•	we may not be able to integrate any acquisitions into our existing operations successfully;

•

properties we acquire may fail to achieve the occupancy or rental rates we project at the time we make the decision to acquire, which may result in the properties’ failure to achieve the returns we projected;

•

our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs, which could significantly increase our total acquisition costs; and

•

our investigation of a property or building prior to our acquisition, and any representations we may receive from the seller of such building or property, may fail to reveal various liabilities (such as to tenants or vendors or with respect to environmental contamination), which could reduce the cash flow from the property or increase our acquisition cost.

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

We have invested in some cases as a partner or co-venturer in properties. Real estate partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partners or co-venturers might become bankrupt, that our partners or co-venturers might at any time have different interests or goals than we do, that our partners or co-venturers might fail to provide capital and fulfill their obligations, which may result in certain liabilities to us for guarantees and other commitments, and that our partners or co-venturers may take actions or fail to take actions contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments could include an impasse on decisions, such as sales of the ventures or their properties, because neither our partners or co-venturers nor we would have full control over the involved partnerships or joint ventures. In other cases, our partners or co-venturers may have the power to cause the involved partnership or joint venture to take or refrain from taking actions contrary to our desires. In addition, our lenders may not be easily able to sell our joint venture assets and investments or view them less favorably as collateral, which could negatively affect our liquidity and capital resources. These factors could limit the return that we receive from those investments or cause our cash flows to be lower than our estimates.

Our activity level places significant demands on our operational, administrative and financial resources.

We continue to pursue extensive capital recycling and growth opportunities through a combination of acquisitions, dispositions and joint venture opportunities, some of which have complicated structures. This activity level and complexity places significant demands on our operational, administrative and financial resources. Our future performance will depend in part on our ability to successfully identify, attract and retain qualified personnel to support and manage the transformation, growth and complexity of our business, including successfully integrating new acquisitions into our operating platform. Obtaining sufficient personnel and other resources may increase our expenses, including general and administrative expense. In the event we have insufficient resources to support the growth and complexity in our business, we may fail to properly structure or account for the financial or tax aspects of our transactions or satisfy obligations owed to transaction counterparties, thereby impacting our qualification as a REIT or our financial results.

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

Numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition, particularly in our target markets. This competition may affect us in various ways, including:

•	reducing properties available for acquisition;

•	increasing the cost of properties we acquire;

•	reducing the rate of return on these properties;

•	reducing rents payable to us;

•	interfering with our ability to attract and retain tenants;

•	increasing vacancy rates at our properties; and

•	adversely affecting our ability to minimize expenses of operation.

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

Although we believe that we are organized and have operated so as to qualify as a REIT under the Code since our REIT election in 1995, no assurance can be given that we have qualified or will remain so qualified. In addition, no assurance can be given that new legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are often only limited judicial and administrative interpretations. These provisions include requirements concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the nature and sources of our income, and the amount of our distributions to our stockholders. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources. Satisfying this requirement could be difficult, for example, if defaults by tenants were to reduce the amount of income from qualifying rents or if the structure of one of our joint ventures or other investments fails to yield qualifying income. In addition, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Under a revenue procedure issued by the Internal Revenue Service, REITs, subject to certain limitations, are permitted to pay the distributions required to qualify as a REIT under the Code in predominantly their own stock, rather than all cash, provided the distributions are declared on or after January 1, 2008 and on or before December 31, 2012, with respect to a taxable year ending on or before December 31, 2011. To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of 85% of our ordinary income for that year, 95% of our capital gain net earnings for that year and 100% of our undistributed taxable income from prior years. We intend to make distributions to our stockholders to comply with the distribution provisions of the Code. Although we anticipate that our cash flows from operating activities and our ability to borrow under our existing credit facilities will enable us to pay our operating expenses and meet distribution requirements, no assurance can be given in this regard. We may be required to sell assets to distribute enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax.

In addition, the federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring and owning properties and to make occasional sales as are consistent with our investment objectives. Although we do not intend to engage in prohibited transactions, it is possible that our dispositions may not qualify for safe harbor treatment. Accordingly, we cannot assure you that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of our sales are prohibited transactions. In addition, the sale of our properties may generate gains for tax purposes which, if not adequately sheltered through “like kind exchanges” under Section 1031 of the Code, could require us to make additional distributions to our stockholders, thus reducing our capital available for investment in other properties, or if the proceeds of such sales are already invested in other properties, require us to obtain additional funds to make such distributions, in either such case to permit us to maintain our status as a REIT.

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

Our mezzanine debt investments involve a greater risk of loss than investments in conventional mortgage debt.

We hold a small number of investments in mezzanine indebtedness issued by owners of real estate and their affiliates. Mezzanine debt investments involve a higher degree of risk than investments in conventional mortgage debt due to a variety of factors, including that such investments are subordinate to mortgage financing and are not directly secured by the property underlying the investment. Should the borrower default on our mezzanine loan, we would only be able to proceed against the entity which issued the mezzanine loan, and not the property underlying our investment or the owner thereof. Such collection efforts may entail costly negotiations or litigation with the borrower, the senior mortgage lender or both. Furthermore, in the event of default by the borrower under the mortgage loan, we may need to make cure payments to the mortgage lender in order to protect our rights and investment. In these cases, the total amount we recover may be less than our total investment, resulting in a loss.

Our Chairman of the Board and his affiliates are beneficial owners of approximately 47.2% of our common stock and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

As of December 31, 2011, Chaim Katzman, the chairman of our board of directors and our largest stockholder, and his affiliates beneficially owned approximately 47.2% of the outstanding shares of our common stock and, as a result of a stockholders’ agreement with other of our stockholders, have voting power over approximately 50.8% of our outstanding shares with respect to the election of directors. Accordingly, Mr. Katzman is able to exercise significant influence over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. In addition, Mr. Katzman is able to exercise significant influence over the outcome of any proposed merger or consolidation of our company which, under our charter, requires the affirmative vote of the holders of a majority of the outstanding shares of our common stock. Mr. Katzman’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

To maintain our status as a REIT, we limit the amount of shares any one stockholder can own.

The Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code). To protect our REIT status, our charter provides that, subject to certain exceptions, no person may own, or be deemed to own, directly and by virtue of the constructive ownership provisions of the Code, more than 9.9% (or 5.0% in the case of an “individual”) in value of the aggregate outstanding shares of our capital stock or more than 9.9% (or 5.0% in the case of an “individual”), in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 5.0% or 9.9%, as applicable, in value of the outstanding common stock and/or a class or series of preferred stock (or the acquisition of an interest in an entity that owns common stock or preferred stock) by an individual or entity could cause that individual or entity (or another) to own constructively more than 5.0% or 9.9%, as applicable, in value of the outstanding stock. If that happened, either the transfer or ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the 5.0% or 9.9% ownership limit, as applicable. Our board of directors may waive the REIT ownership restrictions on a case-by-case basis, and it has in the past done so, including for Chaim Katzman, our chairman of the board, and his affiliates, and for Liberty International Holdings Limited (“LIH”) and its affiliates. Our charter also provides that, subject to certain exceptions, a foreign person may not acquire, beneficially or constructively, any shares of our capital stock, if immediately following the acquisition of such shares, the fair market value of the shares of our capital stock owned, directly and indirectly, by all foreign persons (other than LIH and its affiliates) would comprise 29% or more of the fair market value of the issued and outstanding shares of our capital stock. This 29% limit is intended to ensure that CapCo, one of our subsidiaries, will qualify as a “domestically controlled” REIT. The foregoing ownership restrictions may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the stockholders’ best interest.

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

Under a revenue procedure issued by the Internal Revenue Service, REITs, subject to certain limitations, are permitted to pay the distributions required to qualify as a REIT under the Code in predominantly their own stock, rather than all cash, provided the distributions are declared on or after January 1, 2008 and on or before December 31, 2012, with respect to a taxable year ending on or before December 31, 2011. To date, we have paid all of our dividends solely in cash. If we were to pay a portion of our dividends in stock, there could be an adverse effect on the market price of our stock.

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

As of December 31, 2011, Chaim Katzman, the chairman of our board of directors and his affiliates beneficially owned approximately 47.2% of the outstanding shares of our common stock. Several of our stockholders affiliated with Mr. Katzman, including Gazit-Globe, Ltd. and related entities, have pledged a substantial portion of our stock that they own to secure loans made to them by commercial banks. Based on information from these stockholders, we believe that 80.4% of the shares reported as beneficially owned by Mr. Katzman and his affiliates are pledged to secure loans made to these stockholders.

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

Our consolidated portfolio consists primarily of grocery-anchored shopping centers and, at December 31, 2011, contained an aggregate of approximately 17.2 million square feet of gross leasable area, or GLA. All of our properties are owned in fee simple other than McAlpin Square shopping center located in Savannah, Georgia, Plaza Acadienne shopping center located in Eunice, Louisiana, and El Novillo shopping center located in Miami, Florida, each of which is subject to a ground lease in favor of a third party lessor. Additionally, a small number of our shopping centers include outparcels or minor portions of the center that are subject to ground leases. In addition, some of our properties are subject to mortgages as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.”

The following table provides a brief description of our properties as of December 31, 2011:

Property	State	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
SOUTH FLORIDA (38)
Aventura Square	FL	1991	143,250	100.0%	$23.45		Babies R Us / Jewelry Exchange / Old Navy / Bed, Bath & Beyond / DSW
Bird Ludlum	FL	1988 / 1998	192,274	94.3%	$18.49	Winn-Dixie	CVS Pharmacy / Goodwill
Bluffs Square	FL	1986	123,917	78.9%	$13.76	Publix	Walgreens
Cashmere Corners	FL	2001	89,234	94.7%	$9.08	Albertsons
Chapel Trail	FL	2007	56,378	100.0%	$21.58		LA Fitness
Coral Reef Shopping Center	FL	1968 / 1990	76,632	91.0%	$25.75		Office Depot / Walgreens
Countryside Shops	FL	1986 / 1988 / 1991	179,561	86.9%	$13.73	Publix	Stein Mart
Crossroads Square	FL	1973	81,587	79.9%	$16.74		CVS Pharmacy / Goodwill
CVS Plaza	FL	2004	18,214	100.0%	$22.67
El Novillo	FL	1970 / 2000	10,000	100.0%	$17.00		Sakura Japanese Buffet
Greenwood	FL	1982 / 1994	133,339	91.0%	$13.01	Publix	Bealls Outlet
Hammocks Town Center	FL	1987 / 1993	172,806	92.4%	$13.74	Publix	Metro Dade Library / CVS Pharmacy / Porky’s Gym
Jonathan’s Landing	FL	1997	26,820	49.4%	$20.05
Lago Mar	FL	1995	82,613	82.7%	$13.46	Publix
Lantana Village	FL	1976 / 1999	181,780	97.5%	$7.39	Winn-Dixie	Kmart / Rite Aid* (Family Dollar)
Magnolia Shoppes	FL	1998	114,118	85.2%	$11.40		Regal Cinemas / Deal$
Meadows	FL	1997	75,524	94.2%	$13.99	Publix
Oakbrook Square	FL	1974 / 2000 / 2003	199,633	96.6%	$14.03	Publix	Stein Mart / Homegoods / CVS / Basset Furniture / Duffy’s
Oaktree Plaza	FL	1985	23,745	63.6%	$16.83
Plaza Alegre	FL	2003	88,411	93.7%	$15.78	Publix	Goodwill
Point Royale	FL	1970 / 2000	174,875	97.0%	$10.76	Winn-Dixie	Best Buy / Pasteur Medical
Prosperity Centre	FL	1993	122,014	96.7%	$15.54		Office Depot / CVS / Bed Bath & Beyond / TJ Maxx
Ridge Plaza	FL	1984 / 1999	155,204	93.6%	$11.36		Ridge Cinema / Kabooms / United Collection / Round Up / Goodwill
Riverside Square	FL	1987	103,241	81.8%	$11.63	Publix
Salerno Village	FL	1987	82,477	90.8%	$10.58	Winn-Dixie	CVS Pharmacy

Property	State	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
Sawgrass Promenade	FL	1982 / 1998	107,092	84.8%	$10.73	Publix	Walgreens / Dollar Tree
Sheridan Plaza	FL	1973 / 1991	508,455	99.4%	$15.43	Publix	Kohl’s / Ross / Bed Bath & Beyond / Pet Supplies Plus / LA Fitness / USA Baby & Child Space / Assoc. in Neurology
Shoppes of Andros Isles	FL	2000	79,420	82.4%	$12.17	Publix
Shoppes of Silverlakes	FL	1995 / 1997	126,789	88.2%	$15.74	Publix	Goodwill
Shops at Skylake	FL	1999 / 2005 / 2006	285,816	96.0%	$18.57	Publix	TJ Maxx / LA Fitness / Goodwill
Shops at St. Lucie	FL	2006	19,361	74.2%	$22.94
Summerlin Square	FL	1986 / 1998	109,156	46.9%	$7.53	Winn-Dixie
Tamarac Town Square	FL	1987	124,585	77.9%	$11.17	Publix	Dollar Tree
Waterstone	FL	2005	61,000	97.1%	$14.67	Publix
West Bird	FL	1977 / 2000	99,864	87.7%	$13.24	Publix	CVS Pharmacy
West Lakes Plaza	FL	1984 / 2000	100,747	100.0%	$13.90	Winn-Dixie	Navarro Pharmacy
Westport Plaza	FL	2002	49,533	100.0%	$17.62	Publix
Young Circle	FL	1962 / 1997	65,834	93.6%	$15.28	Publix	Walgreens

TOTAL SHOPPING CENTERS SOUTH FLORIDA (38)			4,445,299	90.9%	$14.51

NORTH FLORIDA AND SOUTHEAST (82)
Madison Centre	AL	1997	64,837	100.0%	$9.86	Publix	Rite Aid
Alafaya Commons	FL	1987	126,333	81.2%	$13.83	Publix
Alafaya Village	FL	1986	38,118	94.8%	$15.81
Beauclerc Village	FL	1962 / 1988	68,846	89.6%	$8.49		Big Lots / Goodwill / Bealls Outlet
Charlotte Square	FL	1980	96,626	69.9%	$5.47		Seafood Buffet / American Signature Furniture
Eastwood, Shoppes of	FL	1997	69,037	100.0%	$12.64	Publix
Forest Village	FL	2000	71,526	80.7%	$10.49	Publix
Ft. Caroline	FL	1985 / 1995	71,816	86.8%	$6.86	Winn-Dixie	Citi Trends
Glengary Shoppes	FL	1995	99,182	100.0%	$17.70		Best Buy / Barnes & Noble
Kirkman Shoppes	FL	1973	88,820	62.4%	$21.52
Lake Mary Centre	FL	1988 / 2001	340,434	96.9%	$12.81	Albertsons	Kmart / Lifestyle Fitness Center / Office Depot
Lutz Lake	FL	2002	64,985	90.2%	$12.03	Publix
Mandarin Landing	FL	1976	139,580	78.6%	$16.53	Whole Foods	Office Depot / Aveda Institute
Mariners Crossing	FL	1989 / 1999	97,812	100.0%	$10.62	Sweet Bay
Medical & Merchants	FL	1993	156,153	97.0%	$12.13	Publix	Memorial Hospital / Planet Fitness
Middle Beach	FL	1994	69,277	82.2%	$8.53	Publix*
New Smyrna Beach	FL	1987	118,451	94.4%	$12.06	Publix	Bealls Outlet
Oak Hill	FL	1985 / 1997	78,492	100.0%	$6.07	Publix	Planet Fitness
Old King Commons	FL	1988	84,759	89.6%	$7.86		Wal-Mart

Property	State	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
Pablo Plaza	FL	1974 / 1998 / 2001 / 2008	151,238	88.5%	$11.85	Publix* (Office Depot)	Marshalls / HomeGoods
Park Promenade	FL	1987 / 2000	128,848	71.3%	$6.76		Beauty Depot / Dollar General
Regency Crossing	FL	1986 / 2001	85,864	80.5%	$10.35	Publix
Ryanwood	FL	1987	114,925	89.1%	$11.33	Publix	Bealls Outlet / Books-A-Million
Seven Hills	FL	1991	72,590	88.8%	$10.50	Publix
Shoppes of North Port	FL	1991	84,705	90.8%	$9.50		Bealls Outlet / Goodwill
South Beach	FL	1990 / 1991	303,856	87.3%	$12.49		Ross / Bed Bath & Beyond / Home Depot / Stein Mart / Staples
South Point Center	FL	2003	64,790	95.7%	$14.97	Publix
Sunlake	FL	2008	89,516	88.7%	$17.21	Publix	SunTrust
Sunpoint Shopping Center	FL	1984	132,374	68.2%	$8.00		Goodwill / Ozzie’s Buffet / Big Lots / Chapter 13 Trustee
Town & Country	FL	1993	72,043	93.3%	$8.44	Albertsons*(Ross Dress For Less)
Treasure Coast	FL	1983	133,781	95.8%	$12.55	Publix	TJ Maxx
Unigold Shopping Center	FL	1987	117,527	79.2%	$11.45	Winn- Dixie
Walden Woods	FL	1985 / 1998 / 2003	72,950	88.7%	$7.51		Dollar Tree / Aaron Rents / Dollar General
BridgeMill	GA	2000	89,102	91.9%	$15.44	Publix
Buckhead Station	GA	1996	233,739	100.0%	$21.04		Bed Bath & Beyond / TJ Maxx / Old Navy / Toys R Us / DSW / Ulta 3 / Nordstrom Rack
Butler Creek	GA	1990	95,597	88.3%	$9.96	Kroger
Chastain Square	GA	1981 / 2001	91,637	98.0%	$17.94	Publix
Commerce Crossing	GA	1988	100,668	25.5%	$5.26		Fred’s Store
Daniel Village	GA	1956 / 1997	171,932	85.5%	$8.95	Bi-Lo	St. Joseph Home Health Care
Douglas Commons	GA	1988	97,027	96.5%	$10.91	Kroger
Fairview Oaks	GA	1997	77,052	95.7%	$9.66	Kroger
Grassland Crossing	GA	1996	90,906	94.6%	$8.90	Kroger
Hairston Center	GA	2000	13,000	84.6%	$5.94
Hamilton Ridge	GA	2002	90,996	83.8%	$11.62	Kroger
Hampton Oaks	GA	2009	20,842	17.3%	$5.83
Mableton Crossing	GA	1997	86,819	98.1%	$10.35	Kroger
Macland Pointe	GA	1992-93	79,699	94.0%	$10.27	Publix
Market Place	GA	1976	77,706	95.7%	$11.28		Galaxy Cinema
McAlpin Square	GA	1979	173,952	97.7%	$7.58	Kroger	Big Lots / Post Office / Habitat for Humanity
Piedmont Peachtree Crossing	GA	1978 / 1998	152,239	97.7%	$18.02	Kroger	Cost Plus Store / Binders Art Supplies
Powers Ferry Plaza	GA	1979 / 1987 / 1998	86,401	84.7%	$9.72		Micro Center
Shops of Westridge	GA	2006	66,297	71.0%	$12.39	Publix

Property	State	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
Spalding Village	GA	1989	235,318	64.2%	$7.72	Kroger	Fred’s Store / Goodwill
Walton Plaza	GA	1990	43,460	91.7%	$7.10		Gold’s Gym
Wesley Chapel	GA	1989	164,153	83.5%	$6.82		Everest Institute / Little Giant/ Deal$ / Planet Fitness
Williamsburg @ Dunwoody	GA	1983	44,928	60.4%	$21.86
Ambassador Row	LA	1980 / 1991	187,678	98.3%	$9.87		Conn’s Appliances / Big Lots / Chuck E Cheese / Planet Fitness / JoAnn Fabrics
Ambassador Row Courtyard	LA	1986 / 1991 / 2005	146,697	98.4%	$10.30		Bed Bath & Beyond / Marshall’s / Hancock Fabrics / Unitech Training Academy / Tuesday Morning
Bluebonnet Village	LA	1983	101,623	98.7%	$11.27	Matherne’s	Office Depot
Boulevard	LA	1976 / 1994	68,012	93.2%	$9.00		Piccadilly / Harbor Freight Tools / Golfballs.com
Country Club Plaza	LA	1982 / 1994	64,686	94.6%	$6.36	Winn-Dixie
Crossing	LA	1988 / 1993	114,806	97.4%	$5.82	Save A Center	A-1 Home Appliance / Piccadilly
Elmwood Oaks	LA	1989	120,515	91.2%	$9.83		Academy Sports / Dollar Tree / Home Décor
Grand Marche (ground lease)	LA	1969	200,585	100.0%	NA
Plaza Acadienne	LA	1980	59,419	97.5%	$4.35	Super 1 Store	Fred’s Store
Sherwood South	LA	1972 / 1988 / 1992	77,107	81.3%	$6.09		Burke’s Outlet / Harbor Freight Tools / Fred’s Store
Siegen Village	LA	1988	170,416	98.9%	$9.27		Office Depot / Big Lots / Dollar Tree / Stage / Party City
Tarpon Heights	LA	1982	56,605	100.0%	$5.84		Stage / Dollar General
Village at Northshore	LA	1988	144,638	97.6%	$7.38		Marshalls / Dollar Tree / Kirschman’s* / Bed Bath & Beyond / Office Depot
Shipyard Plaza	MS	1987	66,857	100.0%	$7.29		Big Lots / Buffalo Wild Wings
Brawley Commons	NC	1997 / 1998	119,189	74.6%	$11.97	Lowe’s Foods	Rite Aid
Centre Pointe Plaza	NC	1989	163,642	94.7%	$6.05		Belk’s / Dollar Tree / Aaron Rents / Burkes Outlet Stores
Chestnut Square	NC	1985 / 2008	34,260	82.9%	$15.69		Walgreens
Galleria	NC	1986 / 1990	92,114	37.7%	$9.65
Riverview Shopping Center	NC	1973 / 1995	128,498	92.4%	$7.76	Kroger	Upchurch Drugs / Riverview Galleries
Stanley Market Place	NC	2007	53,228	94.1%	$9.74	Food Lion	Family Dollar
Thomasville Commons	NC	1991	148,754	94.0%	$5.57	Ingles	Kmart
Willowdaile Shopping Center	NC	1986	95,601	91.3%	$8.37		Hall of Fitness / Ollie’s Bargain Outlet
North Village Center	SC	1984	60,356	70.3%	$8.05		Dollar General / Goodwill
Windy Hill	SC	1968 / 1988 / 2006	68,465	100.0%	$6.32		Rose’s Store / Citi Trends
Woodruff	SC	1995	68,055	98.7%	$10.66	Publix
Smyth Valley Crossing	VA	1989	126,841	98.0%	$6.06	Ingles	Wal-Mart

TOTAL SHOPPING CENTERS NORTH FLORIDA AND SOUTHEAST (82)			8,692,208	88.7%	$10.37

NORTHEAST (14)
Brookside Plaza	CT	1985 / 2006	213,274	95.6%	$12.06	Wakefern Food	Bed Bath & Beyond / Walgreens / Staples / Petsmart / Hibachi Grill
Copps Hill	CT	1979 / 2002	184,528	97.5%	$12.99	Stop & Shop	Kohl’s / Rite Aid

Property	State	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
Danbury Green	CT	1985 / 2006	98,095	100.0%	$21.81		Trader Joe’s / Rite Aid / Annie Sez / Staples / DSW
Southbury Green	CT	1979 / 2002	156,215	99.1%	$21.14	ShopRite	Staples
Cambridge Star Market	MA	1953 / 1997	66,108	100.0%	$30.25	Star Market
Medford Shaw’s Supermarket	MA	1995	62,656	100.0%	$26.84	Shaw’s
Plymouth Shaw’s Supermarket	MA	1993	59,726	100.0%	$19.99	Shaw’s
Quincy Star Market	MA	1965 / 1995	100,741	100.0%	$19.53	Star Market
Swampscott Whole Foods	MA	1967 / 2005	35,907	100.0%	$22.89	Whole Foods
Webster Plaza	MA	1963 / 1998	199,425	100.0%	$8.24	Shaw’s	K Mart
West Roxbury Shaw’s Plaza	MA	1973 / 1995 / 2006	76,316	97.7%	$24.20	Shaw’s
1175 Third Avenue	NY	1995	25,350	100.0%	$41.66	Food Emporium
90-30 Metropolitan	NY	2007	59,815	93.9%	$28.99		Trader Joe’s / Staples / Michael’s
161 W. 16th Street	NY	1930	56,870	100.0%	$24.62		Loehmann’s

TOTAL SHOPPING CENTERS NORTHEAST (14)			1,395,026	98.5%	$18.49

WEST COAST (10)
Canyon Trails	AZ	2008	198,701	56.8%	$17.84		Office Max / Petsmart / Ross / Cost Plus
222 Sutter	CA	1908 / 1984	128,595	100.0%	40.25		Loehmann’s / Global Fund for Women / Mother Jones Magazine / Fluid / Craigslist
Circle Center West	CA	1989	64,403	93.5%	20.21		Marshalls
Culver Center	CA	1950 / 2000	216,646	99.0%	25.01	Ralph’s	Bally Total Fitness / Sit N Sleep / Tuesday Morning / Best Buy
Marketplace Shopping Center	CA	1990	111,156	95.4%	22.12	Safeway	Petco / CVS
Plaza Escuela	CA	2002	152,452	99.3%	39.93		AAA / Yoga Works / The Container Store / Cheesecake Factory / Forever 21 / Sports Authority
Ralph’s Circle Center	CA	1983	59,837	95.5%	15.99	Ralph’s
Serramonte	CA	1968	818,177	96.4%	17.89		Macy’s / JC Penney / Target / Daiso / H&M / Forever 21 / A’Gaci / New York & Company / Crunch Gym
Von’s Circle Center	CA	1972	148,353	94.2%	15.61	Von’s	Rite Aid / Ross
Willows	CA	1977	256,086	95.7%	21.59		El Torito / Claim Jumper / U Gym / REI / The Jungle / Old Navy / Pier 1 / Cost Plus

TOTAL SHOPPING CENTERS WEST COAST (10)			2,154,406	93.0%	$22.28

TOTAL CORE SHOPPING CENTER PORTFOLIO (144)			16,686,939	90.7%	$13.97

NON-RETAIL PROPERTIES (6)
4101 South I-85 Industrial		1956 / 1963	188,513	100.0%			Bromley Pallet / Park ‘N Go
Banco Popular Office Building		1971	32,737	81.7%
Laurel Walk Apartments		1985	106,480	97.5%
Prosperity Office Building		1972	3,200	0.0%
Providence Square		1973	85,930	16.6%

Property	State	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
Danville - San Ramon Medical		1982-1986	74,599	78.4%

TOTAL NON-RETAIL PROPERTIES (6)			491,459	79.7%

TOTAL EXCLUDING DEVELOPMENTS, REDEVELOPMENTS & LAND (150)			17,178,398	90.3%

DEVELOPMENTS, REDEVELOPMENTS & LAND (15)
Developments (1)
Redevelopments (8)
Land Held for Development (6)
TOTAL CONSOLIDATED -165 Properties

Note: Total square footage does not include shadow anchor square footage that is not owned by Equity One.

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

Major Tenants

The following table sets forth as of December 31, 2011 the gross leasable area, or GLA, of our existing properties leased to tenants in our core shopping center portfolio. Our core shopping center portfolio is defined as all of our shopping centers accounted for on a consolidated basis, excluding shopping centers owned through unconsolidated joint ventures. We define anchor tenants as tenants occupying a space consisting of 10,000 square feet or more of GLA.

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Leased GLA (sq. ft.)	4,111,443	6,395,693	4,620,375	15,127,511
Percentage of Total Leased GLA	27.2%	42.3%	30.5%	100.0%

The following table sets forth as of December 31, 2011 the annual minimum rent at expiration attributable to tenants in our core shopping center portfolio:

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Annual Minimum Rent (“AMR”)	$41,782,751	$73,917,587	$105,012,141	$220,712,479
Percentage of Total AMR	18.9%	33.5%	47.6%	100.0%

The following table sets forth as of December 31, 2011 information regarding leases with the ten largest tenants in our core shopping center portfolio:

Tenant	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at 12/31/11	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Publix	40	1,768,363	10.6%	$14,463,983	6.9%	$8.18
Supervalu	6	398,625	2.4%	8,995,251	4.3%	$22.57
Kroger	10	573,686	3.4%	4,233,263	2.0%	$7.38
Bed, Bath & Beyond	8	275,761	1.6%	3,536,398	1.7%	$12.82
TJ Maxx Companies	10	277,053	1.7%	2,989,103	1.4%	$10.79
Winn Dixie	9	398,128	2.4%	2,937,815	1.4%	$7.38
Loehmann’s	2	97,267	0.6%	2,904,098	1.4%	$29.86
LA Fitness	3	144,307	0.9%	2,592,222	1.3%	$17.96
Goodwill	16	220,573	1.3%	2,349,400	1.1%	$10.65
Office Depot	8	195,777	1.2%	2,270,402	1.1%	$11.60

Total top ten tenants	112	4,349,540	26%	$47,271,935	22.6%	$10.87

Lease Expirations

The following tables sets forth as of December 31, 2011 the anticipated expirations of tenant leases in our core shopping center portfolio for each year from 2012 through 2020 and thereafter:

ALL TENANTS

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration (1)
M-T-M	144	368,743	2.2%	$6,559,768	3.0%	$17.79
2012	473	2,212,640	13.3%	28,741,849	13.0%	$14.27
2013	392	1,685,407	10.1%	24,946,290	11.3%	$14.80
2014	405	1,990,301	11.9%	27,079,416	12.3%	$13.61
2015	272	1,698,859	10.2%	22,336,261	10.1%	$13.15
2016	276	2,246,064	13.5%	36,586,943	16.6%	$16.29
2017	96	782,456	4.7%	13,927,595	6.3%	$17.80
2018	38	658,177	3.9%	9,815,140	4.5%	$14.91
2019	35	597,287	3.6%	6,676,133	3.0%	$11.18
2020	41	579,315	3.5%	8,207,411	3.7%	$14.17
Thereafter	121	2,308,262	13.8%	35,835,673	16.2%	$15.52

Sub-total/Average	2,293	15,127,511	90.7%	$220,712,479	100.0%	$14.78
Vacant	642	1,559,428	9.3%	NA	NA	NA

Total/Average	2,935	16,686,939	100.0%	$220,712,479	100.0%	NA

(1)	Annual minimum rent per square foot excludes ground lease at Grand Marche.

ANCHOR TENANTS > 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration (1)
M-T-M	5	76,877	0.7%	$1,244,125	1.1%	$16.18
2012	41	1,270,179	11.7%	9,673,371	8.4%	$9.01
2013	29	891,535	8.2%	7,953,807	6.9%	$8.92
2014	40	1,207,200	11.2%	10,281,196	8.9%	$8.52
2015	39	1,112,518	10.3%	9,154,599	7.9%	$8.23
2016	45	1,657,160	15.3%	22,814,182	19.7%	$13.77
2017	18	566,495	5.2%	8,711,875	7.5%	$15.38
2018	14	570,405	5.3%	6,942,615	6.0%	$12.17
2019	11	520,779	4.8%	4,458,285	3.8%	$8.56
2020	17	497,551	4.6%	5,971,483	5.2%	$12.00
Thereafter	64	2,136,437	19.7%	28,494,800	24.6%	$13.34

Sub-total/Average	323	10,507,136	97.0%	$115,700,338	100.0%	$11.22
Vacant	14	321,139	3.0%	NA	NA	NA

Total/Average	337	10,828,275	100.0%	$115,700,338	100.0%	NA

(1)	Annual minimum rent per square foot excludes ground lease at Grand Marche.

SHOP TENANTS < 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	139	291,866	5.0%	$5,315,643	5.1%	$18.21
2012	432	942,461	16.1%	19,068,478	18.2%	$20.23
2013	363	793,872	13.5%	16,992,483	16.2%	$21.40
2014	365	783,101	13.4%	16,798,220	16.0%	$21.45
2015	233	586,341	10.0%	13,181,662	12.5%	$22.48
2016	231	588,904	10.1%	13,772,761	13.1%	$23.39
2017	78	215,961	3.7%	5,215,720	5.0%	$24.15
2018	24	87,772	1.5%	2,872,525	2.7%	$32.73
2019	24	76,508	1.3%	2,217,848	2.1%	$28.99
2020	24	81,764	1.4%	2,235,928	2.1%	$27.35
Thereafter	57	171,825	2.9%	7,340,873	7.0%	$42.72

Sub-total/Average	1,970	4,620,375	78.9%	$105,012,141	100.0%	$22.73
Vacant	628	1,238,289	21.1%	NA	NA	NA

Total/Average	2,598	5,858,664	100.0%	$105,012,141	100.0%	NA

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

Insurance

Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease. We believe that our properties are covered by adequate liability, property, flood and environmental, and where necessary, hurricane and windstorm insurance coverages which are all provided by reputable companies. However, most of our insurance policies contain deductible or self-retention provisions requiring us to share some of any resulting losses. In addition, most of our policies contain limits beyond which we have no coverage. Finally, we do not have insurance covering losses resulting from earthquakes in California.

ITEM 3.	LEGAL PROCEEDINGS

Neither we nor our properties are subject to any material litigation. We and our properties may be subject to routine litigation and administrative proceedings arising in the ordinary course of business which, collectively, are not expected to have a material adverse effect on our business, financial condition, results of operations, or our cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol “EQY.” On February 22, 2012, we had 1,115 stockholders of record representing 11,280 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the cash dividends declared by us:

	Price Per Share		Dividends Declared
	High	Low	per share
2011:
First Quarter	$19.21	$17.74	$0.22
Second Quarter	$20.09	$17.40	$0.22
Third Quarter	$20.27	$15.03	$0.22
Fourth Quarter	$17.75	$14.57	$0.22
2010:
First Quarter	$20.00	$15.81	$0.22
Second Quarter	$19.99	$15.44	$0.22
Third Quarter	$17.61	$14.58	$0.22
Fourth Quarter	$19.27	$16.66	$0.22

Dividends paid during 2011 and 2010 totaled $98.8 million and $83.6 million, respectively. Future declarations of dividends will be made at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Internal Revenue Code.

Our total annual dividends paid per common share for each of 2011 and 2010 were $0.88 per share. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the stockholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2012 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to stockholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the stockholder as long-term capital gains.

Under a revenue procedure issued by the Internal Revenue Service, REITs, subject to certain limitations, are permitted to pay the distributions required to qualify as a REIT under the Code in predominantly their own stock, rather than all cash, provided the distributions are declared on or after January 1, 2008 and on or before December 31, 2012, with respect to a taxable year ending on or before December 31, 2011. To date, we have paid all of our dividends solely in cash. If we were to pay a portion of our dividends in stock, there could be an adverse effect on the market price of our stock. If however, market and financial conditions warrant, we may consider paying a portion of our dividends in stock.

Performance Graph

The following graph compares the cumulative total return of our common stock with the Russell 2000 Index, the NAREIT All Equity Index and SNL Shopping Center REITs, an index of approximately 20 publicly-traded REITs that primarily own and operate shopping centers, each as provided by SNL Securities L.C., from December 31, 2006 until December 31, 2011. The SNL Shopping Center REIT index is compiled by SNL Securities L.C. and includes our common stock and securities of many of our competitors. The graph assumes that $100 was invested on December 31, 2006 in our common stock, the Russell 2000 Index, the NAREIT All Equity REIT Index and SNL Shopping Center REITs, and that all dividends were reinvested. The lines represent semi-annual index levels derived from compounded daily returns. The indices are re-weighted daily, using the market capitalization on the previous tracked day. If the semi-annual interval is not a trading day, the preceding trading day is used.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Equity One, Inc.	100.00	90.57	73.83	72.90	86.27	84.79
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NAREIT All Equity REIT Index	100.00	84.31	52.50	67.20	85.98	93.10
SNL REIT Retail Shopping Ctr	100.00	82.33	49.57	48.93	63.52	61.70

Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2011-October 31, 2011	—		$—	N/A	N/A
November 1, 2011-November 30, 2011	—		—	N/A	N/A
December 1, 2011-December 31, 2011	396	(1)	16.44	N/A	N/A

	396		$16.44	N/A	N/A

(1)	Represents shares of common stock surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted comon stock.

Equity Compensation Plan Information

Information regarding equity compensation plans is presented in Item 12 of this annual report and incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2011. The balance sheet data at December 31, 2011 and 2010, and the statement of income data for the years ended December 31, 2011, 2010 and 2009, have been derived from the consolidated financial statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands other than per share, percentage and ratio data)
Statement of Income Data: (1)
Total revenue	$291,925	$230,402	$214,043	$211,824	$218,491

Property operating expenses	83,149	64,775	63,189	55,023	54,530
Rental property depreciation and amortization	83,361	50,395	43,513	40,569	40,970
General and administrative expenses	51,707	41,986	38,460	31,918	27,879

Total operating expenses	218,217	157,156	145,162	127,510	123,379

Interest expense	(70,152)	(64,247)	(56,021)	(58,738)	(64,586)
Amortization of deferred financing fees	(2,224)	(1,909)	(1,459)	(1,609)	(1,658)
Gain on bargain purchase	30,561	—	—	—	—
Gain on acquisition of controlling interest in subsidiary	—	—	27,501	—	—
Other income, net	9,575	1,462	11,565	11,293	7,235
Gain on sale of real estate	5,541	254	—	22,142	325
(Loss) gain on extinguishment of debt	(2,391)	33	12,345	6,473	—
Impairment loss	(21,411)	(557)	(369)	(35,016)	(430)
Benefit (provision) for income taxes	5,064	1,724	3,109	(830)	717

Income from continuing operations	$28,271	$10,006	$65,552	$28,029	$36,715

Net income	$43,218	$24,419	$81,375	$35,008	$69,385

Basic earnings per share:
Income from continuing operations	$0.16	$0.11	$0.79	$0.37	$0.50

Net income	$0.29	$0.27	$1.00	$0.46	$0.94

Diluted earnings per share:
Income from continuing operations	$0.16	$0.11	$0.78	$0.37	$0.49

Net income	$0.29	$0.27	$0.98	$0.46	$0.94

Balance Sheet Data:
Total rental properties, net of accumulated depreciation (1)	$2,656,499	$1,868,717	$1,697,968	$1,501,724	$1,680,361
Total assets (1)	$3,219,342	$2,680,562	$2,450,940	$2,034,703	$2,172,329
Notes payable (1)	$1,300,890	$1,045,515	$1,049,353	$1,025,599	$1,139,078
Total liabilities (1)	$1,571,336	$1,386,857	$1,362,240	$1,124,215	$1,255,408
Redeemable noncontrolling interest (2)	$22,804	$3,864	$989	$989	$989
Stockholders’ equity (2)	$1,417,316	$1,285,907	$1,064,535	$909,498	$915,932
Other Data:
Funds from operations (3)	$146,768	$92,025	$142,983	$60,377	$101,374
Cash flows from:
Operating activities (2)	$102,626	$71,562	$96,294	$86,519	$106,904
Investing activities	$(44,615)	$(189,243)	$(8,287)	$51,306	$(104,602)
Financing activities (2)	$(108,793)	$108,044	$(47,249)	$(133,783)	$(989)
GLA (square feet) at end of period	17,178	19,925	19,456	16,417	17,548
Occupancy of core shopping center portfolio at end of period	90.7%	90.3%	90.3%	92.1%	93.2%
Dividends declared per share	$0.88	$0.88	$1.12	$1.20	$1.20

(1)	Reclassified to reflect the reporting of discontinued operations.
(2)	Amounts have been reclassified to conform to the 2011 presentation.
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

FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of, or impairment charges related to, depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. It states further that “adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” We believe that financial analysts, investors and stockholders are better served by the clearer presentation of comparable period operating results generated from our FFO measure. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. In October 2011, NAREIT clarified that FFO should exclude the impact of impairment losses on depreciable operating properties, either wholly owned or in joint ventures. We have calculated FFO for all periods presented in accordance with this clarification.

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

The following table illustrates the calculation of FFO for each of the five years in the period ended December 31, 2011:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Net income attributable to Equity One, Inc.	$33,621	$25,112	$83,817	$35,008	$69,385
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	95,254	65,735	56,057	45,586	47,514
Net adjustment for unvested shares and noncontrolling interest (1)	9,520	—	—	—	—
Pro rata share of real estate depreciation from unconsolidated joint ventures	3,095	1,178	1,436	810	—
Impairments of depreciable real estate, net of tax	9,360	—	—	—	3,360
(Gain) loss on disposal of depreciable assets, net of tax (2)	(4,082)	—	1,673	(21,027)	(18,885)

Funds from operations	$146,768	$92,025	$142,983	$60,377	$101,374

(1)

Includes net effect of: (a) distributions paid with respect to unissued shares held by a noncontrolling interest which have already been included for purposes of calculating earnings per diluted share; and (b) an adjustment to compensate for the rounding of the individual calculations.

(2)	Includes pro rata share of unconsolidated joint ventures.

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Earnings per diluted share attributable to Equity One, Inc.	$0.29	$0.27	$0.98	$0.46	$0.94
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.78	0.72	0.67	0.62	0.65
Net adjustment for unvested shares and noncontrolling interest (1)	0.06	—	0.02	—	0.01
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.03	0.01	0.02	0.01	—
Impairments of depreciable real estate, net of tax	0.08	—	—	—	0.05
(Gain) loss on disposal of depreciable assets, net of tax (2)	(0.03)	—	0.02	(0.28)	(0.26)

Funds from operations per diluted share	$1.21	$1.00	$1.71	$0.81	$1.39

Weighted average diluted shares (3)	121,474	91,710	83,857	74,098	73,168

(1)	Includes net effect of: (a) distributions paid with respect to unissued shares held by a noncontrolling interest which already been included for purposes of calculating earnings per diluted share; (b) an adjustment related to the share issuance in the first quarter of 2010 pursuant to the DIM exchange agreement; and (c) an adjustment to compensate for the rounding of the individual calculations.
(2)	Includes pro rata share of unconsolidated joint ventures.
(3)	Weighted average diluted shares for the year ended December 31, 2011 are higher than GAAP diluted weighted average shares as a result of the 11.4 million units held by Liberty International Holdings, Ltd. which are convertible into our common stock. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in “Item 8. Financial Statements and Supplementary Data” of this annual report.

Overview

We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops shopping centers primarily located in supply constrained suburban and urban communities. Our principal business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets. To achieve our objective, we lease and manage our shopping centers primarily with experienced, in-house personnel. We acquire shopping centers that either have leading anchor tenants or contain a mix of tenants that reflect the shopping needs of the communities they serve. We also develop and redevelop shopping centers on a tenant-driven basis, leveraging either existing tenant relationships or geographic and demographic knowledge while seeking to minimize risks associated with land development.

As of December 31, 2011, our consolidated property portfolio comprised 165 properties totaling approximately 17.2 million square feet of gross leasable area, or GLA, and included 144 shopping centers, nine development or redevelopment properties, six non-retail properties and six land parcels. As of December 31, 2011, our core portfolio was 90.7% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 17 shopping centers and two office buildings totaling approximately 2.8 million square feet.

On January 4, 2011, we closed on the acquisition of C&C (US) No. 1, Inc., which we refer to as CapCo, through a joint venture with Liberty International Holdings Limited, or LIH. At the time of acquisition, CapCo owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA. A more complete description of this acquisition is provided below in the section entitled “Business Combination” and in Note 5 to the consolidated financial statements included in this annual report.

Since 2008, the economic downturn has affected our business, especially as it relates to leasing space to smaller shop tenants. While most of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles, other tenants in our shopping centers, particularly smaller shop tenants, have been especially vulnerable as they have faced both declining sales and reduced access to capital. As of December 31, 2011, 60.4% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarket sales have not been as affected as the sales of many other classes of retailers, and our supermarkets continue to draw traffic to these centers.

In 2011, we improved the quality of our portfolio through the disposition of non-retail assets and assets located in secondary markets and the acquisition of assets in target suburban and urban markets with favorable demographics which are more resistant to economic downturns. In addition to the purchase of the CapCo portfolio, we purchased four centers in California, two in Connecticut, two in New York and one in South Florida. We continue to seek opportunities to invest in our primary target markets of South Florida, the northeast and California. We also look for opportunities to develop or redevelop centers in urban markets with high barriers to entry.

Operating Strategies. We derive substantially all of our revenue from tenants under existing leases at our properties. Although economic and leasing conditions in our markets slowly improved in 2011, our efforts to compete for tenants and our strategy to maintain and increase occupancy often resulted in decreased rental rates. In 2011, our leasing strategy resulted in:

•

the signing of 228 new leases totaling 684,729 square feet at an average rental rate of $14.35 per square foot as compared to the prior in-place average rent of $15.30 per square foot in 2010, on a same space basis;

•

the renewal and extension of 431 leases totaling 1.7 million square feet at an average rental rate of $13.47 per square foot as compared to the prior in-place average rent of $13.72 per square foot, on a same space basis; and

•	an increase in our core shopping center portfolio occupancy rate to 90.7% at December 31, 2011 from 90.3% at December 31, 2010.

In the long-term, our operating revenues are dependent on the continued occupancy of our properties, the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. The main long-term threat to our business is our dependence on the viability of our anchor and other tenants. We believe, however, that our general operating risks are mitigated by concentrating our portfolio in high-density urban and suburban communities in major metropolitan areas, leasing to strong tenants in the markets in which we own properties and maintaining a diverse tenant mix.

Investment Strategies. Our investment strategy is to deploy capital in assets and projects that generate attractive, risk-adjusted returns and, at the same time, to sell assets that no longer meet our investment criteria. In 2011, this strategy resulted in:

•

the sale of 36 shopping centers for a total sale price of $473.1 million to an affiliate of Blackstone Real Estate Partners VII, inclusive of the assumption of mortgages having an aggregate principal balance of approximately $155.7 million (as adjusted for subsequent pay-offs of $9.9 million) as of the date of sale;

•	the acquisition of a controlling interest in CapCo;

•

the acquisition of eight shopping centers located in New York, California, Connecticut and Florida representing an aggregate of approximately 917,000 square feet of GLA for an aggregate purchase price of $364.2 million and the assumption of related mortgage loans having an aggregate principal balance of approximately $121.2 million;

•	the sale of two operating properties held in joint ventures resulting in gross sale proceeds of $161.7 million;

•	the acquisition of a fee interest in a retail condominium in New York City with 56,870 square feet of GLA for a purchase price of $55.0 million;

•	the investment in a $45.0 million junior mezzanine loan indirectly secured by seven assets located in California;

•

the sale of two operating properties to a newly formed joint venture with New York Common Retirement Fund, or CRF, for aggregate net proceeds of $17.9 million resulting in a gain of approximately $971,000;

•	the sale of five operating properties, two operating outparcels and two land outparcels for aggregate net proceeds of approximately $36.7 million resulting in a net gain of $3.0 million; and

•	the recognition of a gain of approximately $3.6 million, related to additional consideration earned on the sale of an outparcel to our GRI-EQY I, LLC joint venture.

Capital Strategy. During 2011, we financed our business using our revolving lines of credit, proceeds from the sale of our common stock, proceeds from the sale of properties, the assumption of mortgage debt in place on acquired properties and various other activities throughout the year including:

•	the sale of 6.0 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds of approximately $115.7 million;

•	the prepayment and retirement of approximately $146.8 million in mortgages (excluding the Serramonte mortgage that was repaid at the closing of the CapCo transaction); and

•	the execution of an expanded $575.0 million line of credit.

At December 31, 2011, the outstanding balance on our lines of credit was $138.0 million and the maximum availability under those facilities was approximately $447.3 million, subject to covenants that may restrict our use of additional borrowings.

2012 Outlook. While we expect to see modest gradual improvement in economic conditions in 2012, we expect continuing challenges in leasing space to our small shop tenants. We believe the continued diversification of our portfolio during 2011, including the reinvestment of proceeds from dispositions into higher quality assets, has made us less susceptible to economic downturns. We anticipate that our core portfolio occupancy and same center net operating income for 2012 will experience a modest increase as compared to 2011.

On February 13, 2012, we closed a $200.0 million unsecured term loan that matures in 2019. Additional financing activities during 2012 could include additional borrowings on our lines of credit, debt and/or equity offerings, creation of joint ventures with institutional partners, and the early repayment of mortgages. We ended 2011 with sufficient cash and availability under our existing unsecured revolving lines of credit to address our near term debt maturities. However, our ability to raise new capital at attractive prices through the issuance of debt and equity securities, the placement of mortgage financings, or the sale of assets will determine our capacity to invest in a manner that provides growing returns for our stockholders. We expect to continue to market outparcels for sale in 2012. We also expect to explore the disposition of other properties located in secondary markets.

In 2012, we expect to selectively expand our portfolio through the acquisition of properties in our target markets of South Florida, the northeast and California. We seek markets with very strong demographic characteristics and with high barriers to entry. We expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources.

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

Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements; however, the most significant accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

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

Many of our lease agreements contain provisions that require the payment of additional rents based on the respective tenants’ sales volumes (contingent or percentage rent) and substantially all contain provisions that require reimbursement of the tenants’ allocable real estate taxes, insurance and common area maintenance costs (“CAM”). Revenue based on a percentage of a tenant’s sales is recognized only after the tenant exceeds its sales breakpoint. Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.

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

Recognition of Gains from the Sales of Real Estate. We account for profit recognition on sales of real estate in accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Profits from sales of real estate will not be recognized under the full accrual method by us unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) we have transferred to the buyer the usual risks and rewards of ownership; and (iv) we do not have significant continuing involvement with the property. Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest.

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

In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate renewal options, to be paid pursuant to the leases and management’s estimate of the market lease rates and other lease provision (i.e., expense recapture, base rental changes, etc.) measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective lease, which includes the expected renewal option period.

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

Properties and real estate under development are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of up to 55 years for buildings and improvements, the minimum lease term or economic useful life for tenant improvements, and five to seven years for furniture and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of assets, are capitalized. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

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

We capitalized external and internal costs related to development and redevelopment activities of $45.9 million and $544,000, respectively, in 2011 and $8.5 million and $487,000, respectively, in 2010. We capitalized external and internal costs related to other property improvements of $24.6 million and $173,000, respectively in 2011, and $16.9 million and $174,000, respectively, in 2010. We capitalized external and internal costs related to leasing activities of $4.0 million and $3.2 million, respectively, in 2011 and $2.7 million and $2.0 million, respectively, in 2010.

Long Lived Assets. We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, the fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either internal projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner or based on actual sales prices as determined by executed sales contracts, except that fair values are reduced for disposal costs. At December 31, 2011, we reviewed the operating properties and construction in progress for impairment on a property-by-property and project-by-project basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC, as we determined the current economic conditions and the sales prices of recent operating property disposals to be general indicators of impairment.

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

After considering these factors, we project future cash flows for each property based on management’s intention for that property (holding period) and, if appropriate, an assumed sale at the final year of the holding period (reversion value) using a projected capitalization rate. If the resulting carrying amount of the property exceeds the estimated undiscounted cash flows (including the projected reversion value) from the property, an impairment charge would be recognized to reduce the carrying value of the property to its fair value.

Investments in Joint Ventures. We strategically invest in entities that own, manage, acquire, develop and redevelop operating properties. Our partners generally are financial or other strategic institutions. We analyze our joint ventures under the FASB ASC Topics of Consolidation and Real Estate-General in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”) in accordance with the Consolidation Topic of the FASB ASC, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity’s economic performance include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.

We use the equity method of accounting for investments in unconsolidated joint ventures when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our consolidated balance sheets and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in our consolidated statements of income. We derive revenue through our involvement with unconsolidated joint ventures in the form of management and leasing services and interest earned on loans and advances. We account for these revenues gross of our ownership interest in each respective joint venture and record our proportionate share of related expenses in equity in income (loss) of unconsolidated joint ventures

The cost method of accounting is used for unconsolidated entities in which we do not have the ability to exercise significant influence and we have virtually no influence over partnership operating and financial policies. Under the cost method, income distributions from the partnership are recognized in investment income. Distributions that exceed our share of earnings are applied to reduce the carrying value of our investment and any capital contributions will increase the carrying value of our investment. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting our exposure to losses to the amount of our equity investment, and, due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. Our exposure to losses associated with unconsolidated joint ventures is primarily limited to the carrying value of these investments.

On a periodic basis, we evaluate our investments in unconsolidated entities for impairment in accordance with the Investments-Equity Method and Joint Ventures Topic of the FASB ASC. We assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in unconsolidated joint ventures may be impaired. An investment in a joint venture is considered impaired only if we determine that its fair value is less than the net carrying value of the investment in that joint venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment charge is recorded. If our analysis indicates that there is an other-than-temporary impairment related to the investment in a particular joint venture, the carrying value of the venture will be adjusted to an amount that reflects the estimated fair value of the investment.

Goodwill. Goodwill has been recorded to reflect the excess of cost over the fair value of net identifiable assets acquired in various business acquisitions. We perform annual, or more frequently in certain circumstances, impairment tests of our goodwill. We have elected to test for goodwill impairment in November of each year. The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of each reporting unit’s (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.

Share Based Compensation and Incentive Awards. We recognize all share-based awards to employees, including grants of stock options, in our financial statements based on fair values. Because there is no observable market for our options, management must make critical estimates in determining the fair value at the grant date. Variations in the assumptions will have a direct impact on our net income. Critical estimates in determining the fair value of options at the grant date include: expected volatility, expected dividend yield, risk-free interest rate, involuntary conversion due to change in control and expected exercise history of similar grants.

Income tax. Although we may qualify for REIT status for federal income tax purposes, we may be subject to state income or franchise taxes in certain states in which some of our properties are located. In addition, taxable income from non-REIT activities managed through our taxable REIT subsidiaries, or TRSs, are subject to federal, state and local income taxes. Income taxes attributable to DIM and our TRSs are accounted for under the asset and liability method as required under the Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the taxable entities’ assets and liabilities and for operating loss and tax credit carry-forwards. The taxable entities estimate income taxes in each of the jurisdictions in which they operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. In the case where we determine that the full amount of a tax asset will be realized, a reversal of a valuation is appropriate.

Discontinued Operations. The application of current accounting principles that govern the classification of any of our properties as held-for-sale on our consolidated balance sheets, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC. Prior to sale, we evaluate the extent of involvement with, and the significance to us of cash flows from a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but in which we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of the Property, Plant and Equipment Topic of the FASB ASC only properties sold, or to be sold, to unrelated third parties where we will have no significant continuing involvement or significant cash flows are classified as discontinued operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” The guidance under ASU 2011-04 amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after

December 15, 2011, on a retrospective basis. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.”ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Reclassifications out of accumulated other comprehensive income are to be presented either on the face of the financial statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Reclassification adjustments into net income need not be presented during the deferral period. This action does not affect the requirement to present items of net income, other comprehensive income and total comprehensive income in a single continuous or two consecutive statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (the revised standard)”. Under ASU No. 2011-08 companies have the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The guidance is effective for fiscal years beginning after December 15, 2011 and earlier adoption is permitted.

In December 2011, the FASB issued ASU No. 2011-10, “Derecognition of in Substance Real Estate”. The amendments in ASU 2011-10 resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The guidance emphasizes that the accounting for such transactions is based on their substance rather than their form. The amendments in the ASU should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Under ASU 2011-11 disclosures are required to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the ASU requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

We do not believe that the adoption of these new pronouncements listed above will have a material impact on our consolidated results of operation and financial condition at the dates that the new guidance will become effective.

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

NOI is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, plus amortization of deferred financing fees, rental property depreciation and amortization, interest expense, impairment losses, general and administrative expense, less revenues earned from management and leasing services, straight line rent adjustments, accretion of below market lease intangibles(net), gain on sale of real estate, equity in income (loss) of unconsolidated joint ventures, gain on bargain purchase and acquisition of controlling interest in subsidiary, gain on extinguishment of debt and investment income, and other income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level.

We review operating and financial data, primarily NOI, for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in five reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: South Florida, North Florida and the Southeast, Northeast, West Coast and Other/Non-Retail. See Part II and Note 20 in the consolidated financial statements of this annual report for more information about our business segments and the geographic diversification of our portfolio of properties, and for a reconciliation of NOI to income from continuing operations before tax and before discontinued operations for the fiscal years 2011, 2010 and 2009.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from continuing operations before tax and before discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and before discontinued operations as presented in our consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and before discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following summarizes certain line items from our audited consolidated statements of income which we believe are important in understanding our operations and/or those items which significantly changed in 2011 as compared to the same period in 2010:

	For the year ended December 31,
	2011	2010	% Change
	(in thousands)
Total revenue	$291,925	$230,402	26.7%
Property operating expenses	83,149	64,775	28.4%
Rental property depreciation and amortization	83,361	50,395	65.4%
General and administrative expenses	51,707	41,986	23.2%
Investment income	4,342	930	366.9%
Equity in income (loss) of unconsolidated joint ventures	4,829	(116)	4,262.9%
Other income	404	648	(37.7)%
Interest expense	70,152	64,247	9.2%
Amortization of deferred financing fees	2,224	1,909	16.5%
Gain on bargain purchase	30,561	—	N/M *
Gain on sale of real estate	5,541	254	2,081.5%
(Loss) gain on extinguishment of debt	(2,391)	33	(7,345.5)%
Impairment loss	21,411	557	3,744.0%
Income tax benefit of taxable REIT subsidiaries	5,064	1,724	193.7%
Income from discontinued operations	14,947	14,413	3.7%
Net income	43,218	24,419	77.0%
Net income attributable to Equity One, Inc.	33,621	25,112	33.9%

*	N/M = not meaningful

Total revenue increased by $61.5 million, or 26.7%, to $291.9 million in 2011 from $230.4 million in 2010. The increase is primarily attributable to the following:

•	an increase of approximately $64.2 million associated with properties acquired in 2010 and 2011; and

•

an increase of approximately $730,000 associated with management, leasing and asset management services provided to our joint ventures, including an acquisition fee of approximately $310,000 related to our new joint venture with CRF; offset by

•	a net decrease of approximately $2.0 million related to various development and redevelopment projects which were under construction in 2011 or 2010;

•	a decrease of $1.1 million in same-property revenue due to lower occupancy and the impact of rent concessions and abatements; and

•	a decrease of $380,000 due to properties contributed to our new joint venture with CRF.

Property operating expenses increased by $18.4 million, or 28.4%, to $83.1 million in 2011 from $64.8 million in 2010. The increase primarily consists of the following:

•	an increase of approximately $19.1 million associated with properties acquired in 2011 and 2010; and

•	an increase of approximately $300,000 related to higher snow removal costs; offset by

•	a net decrease of approximately $1.0 million in same-property and land expenses, primarily attributable to lower real estate taxes.

Rental property depreciation and amortization increased by $33.0 million, or 65.4%, to $83.4 million for 2011 from $50.4 million in 2010. The increase was primarily related to the following:

•	an increase of approximately $28.2 million related to depreciation on properties acquired in 2011 and 2010; and

•	an increase of approximately $4.8 million related to accelerated depreciation recognized in 2011 related to tenant vacancies.

General and administrative expenses increased by $9.7 million, or 23.2%, to $51.7 million for 2011 from $42.0 million in 2010. The increase in 2011 was primarily related to the following:

•

an increase of approximately $3.4 million due to additional personnel related costs, in part, related to the acquisition of CapCo and compensation expense related to a long-term share based incentive plan established in the first quarter of 2011 for certain executives;

•	an increase of approximately $2.0 million due to a legal settlement;

•	an increase of approximately $1.9 million related to legal, consulting, and other costs associated with our acquisitions and dispositions in 2011 and the exploration of other potential transactions;

•	an increase of approximately $1.4 million in office operating expenses primarily due to higher office rent and technical support attributable to our new offices in New York and California; and

•	an increase of approximately $1.0 million in severance costs primarily related to former CapCo employees.

We recorded investment income of $4.3 million in 2011 compared to $930,000 in 2010. The increase was primarily related to interest earned on bridge loans made to unconsolidated joint ventures and on the mezzanine loan investment made in 2011.

We recorded equity in income of unconsolidated joint ventures of approximately $4.8 million in 2011 compared to a net loss of $116,000 in 2010. The increase is primarily due to the sale of Pacific Financial Center resulting in a gain of $4.3 million, new unconsolidated joint ventures formed in December 2010, and the unconsolidated joint ventures acquired as part of the CapCo transaction.

Other income decreased by $244,000, or 37.7%, to $404,000 in 2011 from $648,000 in 2010. The decrease is primarily due to a decrease of approximately $400,000 related to legal settlements; partially offset by an increase in insurance proceeds received of approximately $150,000.

Interest expense increased by $5.9 million, or 9.2%, to $70.2 million for 2011 from $64.2 million in 2010. The increase is primarily attributable to the following:

•	an increase of approximately $8.3 million primarily associated with mortgage assumptions in 2010 and 2011 related to acquisitions; and

•

an increase of approximately $2.3 million associated with higher interest expense due to a higher average balance outstanding under our line of credit and bank fees incurred in connection with the extension and expansion of our line of credit; offset by

•	a decrease of approximately $4.7 million associated with lower mortgage interest due to mortgages paid off during 2010 and 2011.

Amortization of deferred financing fees increased by approximately $315,000 to approximately $2.2 million in 2011 compared to $1.9 million in 2010. The increase is mainly due to fees associated with our line of credit as a result of the renewal and amendment of the credit facility on September 30, 2011.

The gain on bargain purchase of approximately $30.6 million recognized in 2011 was generated from our acquisition of a controlling interest in CapCo. No comparable amounts are included in 2010. The gain represents the difference between fair value of the net assets acquired of $310.4 million and the fair value of the consideration paid and noncontrolling interest of $279.8 million. For a more complete description of the fair value measurement see Note 5 to the consolidated financial statements included in this annual report.

We recorded a gain on sale of real estate of $5.5 million for 2011 compared to $254,000 in 2010. The 2011 gain is attributable to additional consideration earned related to the sale of an outparcel to our GRI-EQY I, LLC joint venture resulting in a gain of approximately $3.6 million, the sale of two operating properties to our joint venture with CRF resulting in a gain of approximately $971,000, and the sale of two outparcels to unrelated third parties resulting in a gain of approximately $967,000. The 2010 gain was primarily related to the disposition of two undeveloped land parcels to unrelated third parties.

During 2011, we prepaid approximately $146.8 million principal amount of our mortgages (excluding the Serramonte mortgage that was repaid at the closing of the CapCo transaction) and recognized a net loss from early extinguishment of debt related to continuing operations of approximately $2.4 million. During 2010, we prepaid approximately $61.2 million principal amount of our mortgages and recognized a net gain from early extinguishment of debt of approximately $33,000.

We recorded impairment losses in continuing operations for 2011 and 2010 of approximately $21.4 million and $557,000, respectively. The 2011 impairment loss consisted of $20.3 million in impairment charges related to land held for development and income producing properties, as well as $1.2 million of impairment loss related to goodwill.

We recorded income tax benefits from continuing operations for 2011 and 2010 of approximately $5.1 million and $1.7 million, respectively. The increase in tax benefit was primarily due to tax benefits resulting from impairment losses recorded by our taxable REIT subsidiaries and an increase in the net operating losses of these subsidiaries.

For 2011, we recorded net income from discontinued operations of $14.9 million compared to net income of $14.4 million for 2010. The increase is primarily attributable to the following:

•	an increase of $2.2 million related to net gains from sales of 42 operating properties and 2 operating land outparcels; and

•	an increase of $6.6 million in income from sold or held-for-sale properties; offset by

•

an increase of $35.8 million in impairment losses for assets held for sale or sold and an increase in tax benefits of $27.5 million primarily attributable to the reversal of a deferred tax liability associated with properties held for sale or sold by our taxable REIT subsidiaries.

As a result of the foregoing, net income increased by $18.8 million, to $43.2 million for 2011 from $24.4 million in 2010. Net income attributable to Equity One, Inc. increased by $8.5 million to $33.6 million for 2011 compared to $25.1 million in 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following summarizes items from our audited consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in 2010 as compared to the same period in 2009:

	For the year ended December 31,
	2010	2009	% Change
	(in thousands)
Total revenue	$230,402	$214,043	7.6%
Property operating expenses	64,775	63,189	2.5%
Rental property depreciation and amortization	50,395	43,513	15.8%
General and administrative expenses	41,986	38,460	9.2%
Investment income	930	10,150	(90.8)%
Equity in loss in unconsolidated joint ventures	116	88	31.8%
Other income	648	1,503	(56.9)%
Interest expense	64,247	56,021	14.7%
Amortization of deferred financing fees	1,909	1,459	30.8%
Gain on acquisition of controlling interest in subsidiary	—	27,501	(100.0)%
Gain on sale of real estate	254	—	N/M *
Gain on extinguishment of debt	33	12,345	(99.7)%
Impairment loss	557	369	50.9%
Income tax benefit of taxable REIT subsidiaries	1,724	3,109	(44.5)%
Income from discontinued operations	14,413	15,823	(8.9)%
Net income	24,419	81,375	(70.0)%
Net income attributable to Equity One, Inc.	25,112	83,817	(70.0)%

*	N/M = not meaningful

Total revenue increased by $16.4 million, or 7.6%, to $230.4 million in 2010, from $214.0 million in 2009. The increase is primarily attributable to the following:

•	an increase of approximately $20.5 million associated with properties acquired in 2009 and 2010; and

•	a net increase of $310,000 related to various development and redevelopment projects which were under construction in 2010 or 2009; offset by

•

a decrease of approximately $4.4 million in same-property revenue due primarily to lower minimum rent income and decreased small shop occupancy which also had the effect of lowering rental expense recoveries.

Property operating expenses increased by $1.6 million, or 2.5%, to $64.8 million in 2010 from $63.2 million in 2009. The increase primarily consists of the following:

•	an increase of approximately $5.5 million associated primarily with properties acquired in 2009 and 2010; offset by

•	a decrease of approximately $3.9 million in property operating costs primarily due to a decrease in bad debt expense, lower common area maintenance costs and lower real estate tax expense.

Rental property depreciation and amortization increased by $6.9 million, or 15.8%, to $50.4 million for 2010 from $43.5 million in 2009. The increase is primarily attributable to the following:

•	an increase of approximately $6.7 million primarily associated with properties acquired in 2009 and 2010; and

•	a net increase of $390,000 related to various development and redevelopment projects which were under construction in 2010 or 2009; offset by

•	a decrease of approximately $230,000 due to tenant related assets becoming fully amortized.

General and administrative expenses increased by $3.5 million, or 9.2%, to $42.0 million for 2010 from $38.5 million in 2009. The increase is mainly attributable to:

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

•	a decrease of approximately $3.3 million related to lower severance costs in 2010;

•	a decrease of approximately $1.6 million related to legal, consulting, and other costs associated with our acquisition of DIM in 2009; and

•	a decrease of approximately $994,000 due to the decline in the fair value of a liability related to a long term cash incentive plan for which targets were not achieved.

Investment income decreased by $9.2 million, or 90.8%, to $930,000 for 2010 as compared to $10.2 million in 2009. The decrease was primarily related to the following:

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

Equity in loss of unconsolidated joint ventures was a net loss of approximately $116,000 in 2010 compared to a net loss of $88,000 in 2009. The net loss represents our pro rata share of our joint ventures’ operating results, which decreased as a result of lower leasing activity.

Other income decreased by $855,000, or 56.9%, to $648,000 in 2010 from $1.5 million in 2009. The decrease is primarily due to a decrease of approximately $600,000 in insurance proceeds received.

Interest expense increased by $8.2 million, or 14.7%, to $64.2 million in 2010 as compared to $56.0 million for 2009. The increase is primarily attributable to the following:

•	an increase of approximately $12.9 million primarily associated with our 6.25% unsecured senior notes issued in the fourth quarter of 2009; offset by

•	a decrease of approximately $3.3 million of interest expense related to the repayment of certain mortgages in 2009 and 2010;

•	a decrease of approximately $814,000 associated with higher capitalized interest in 2010 related to our development projects; and

•	a decrease of approximately $626,000 related to lower average balances on our lines of credit.

Amortization of deferred financing fees increased by approximately $450,000 to approximately $1.9 million in 2010 compared to $1.5 million in 2009. The increase is mainly due to fees associated with the 6.25% senior notes issued in the fourth quarter of 2009.

The gain on acquisition of controlling interest of approximately $27.5 million recognized in 2009 was generated from our acquisition of a controlling interest in DIM. No comparable amounts are included in 2010.

The $254,000 gain on sale of real estate in 2010 was related to the disposition of two undeveloped land parcels which generated cash proceeds of approximately $1.6 million.

During 2010, we prepaid approximately $61.2 million principal amount of our mortgages and recognized a net gain from early extinguishment of debt of approximately $33,000. During 2009, we repurchased and canceled approximately $44.2 million principal amount of our senior notes and recognized a net gain from early extinguishment of debt of approximately $12.3 million.

We recorded $557,000 of goodwill impairments associated with several of our income producing properties in 2010 as compared to $369,000 in 2009.

We recorded net income tax benefits during 2010 and 2009 of approximately $1.7 million and $3.1 million, respectively. At December 31, 2010, DIM accounted for approximately $971,000 of these tax benefits and approximately $753,000 in tax benefits were from our other TRSs. The decrease in tax benefit was primarily due to the reversal of a valuation allowance in 2009 of $1.6 million.

For 2010, we recorded net income from discontinued operations of $14.4 million compared to net income of $15.8 million in 2009. In 2010, we sold three ground lease outparcels at three of our income producing properties generating a net gain of $2.3 million and recorded $10.2 million in net operating income, and a related tax benefit of $2.0 million, offset by an impairment of $130,000 of goodwill related to discontinued operations. During 2009, we sold ten ground lease outparcels and one income producing property generating a net gain of $7.1 million and recorded $6.8 million in net operating income and a related tax benefit of $1.9 million related to discontinued operations.

As a result of the foregoing, net income decreased by $57.0 million, to $24.4 million for 2010 from $81.4 million in 2009. Net income attributable to Equity One, Inc. decreased by $58.7 million to $25.1 million for 2010 compared to $83.8 million in 2009.

Reportable Segments

The following tables set forth the financial information relating to our operations presented by segments:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues:
South Florida	$86,510	$87,636	$87,008
North Florida and Southeast	103,230	102,478	103,286
Northeast	36,012	30,390	15,902
West Coast	48,941	—	—
Non-retail revenues	3,664	1,657	1,880

Total segment revenues	$278,357	$222,161	$208,076

Add:
Straight line rent adjustment	2,357	1,933	765
Accretion of below market lease intangibles, net	8,924	4,751	3,527
Management and leasing services	2,287	1,557	1,675

Total revenues	$291,925	$230,402	$214,043

Net operating income:
South Florida	$57,034	$56,894	$54,353
North Florida and Southeast	71,359	71,465	71,207
Northeast	25,622	21,908	12,682
West Coast	31,979	—	—
Non-retail revenues	1,378	374	541

Total	$187,372	$150,641	$138,783

For a reconciliation of NOI to income from continuing operations before tax and discontinued operations see Note 20 to the consolidated financial statements included in this annual report, which is incorporated herein by reference.

Fiscal year 2011 compared to Fiscal year 2010- Segments

South Florida: Revenues decreased by 1.3% or $1.1 million to $86.5 million for the year ended December 31, 2011 from $87.6 million for the year ended December 31, 2010. NOI for South Florida increased by 0.2% or $140,000 to $57.0 million for the year ended December 31, 2011 from $56.9 million for the year ended December 31, 2010. Revenues decreased due to higher lease termination fees received in 2010, a slight decrease in occupancy of approximately 0.1% and a decrease in recovery income in 2011 due to a decrease in recoverable expenses; partially offset by an increase in revenues from property acquisitions and a decrease in rent concessions. The slight increase in NOI was as a result of NOI from property acquisitions, a decrease in recoverable expenses, a decrease in bad debt expense and tenant related legal expenses partially offset by a decrease in revenues.

North Florida and Southeast: Revenues increased by 0.7% or $752,000 to $103.2 million for the year ended December 31, 2011 from $102.5 million for the year ended December 31, 2010. NOI decreased by 0.1% or $106,000 to $71.4 million for the year ended December 31, 2011 from $71.5 million for the year ended December 31, 2010. The increase in revenue was due to higher minimum rent as a result of prior year acquisitions offset by a decrease in occupancy of approximately 0.1%. The decrease in NOI was a result of an increase in bad debt expense partially offset by the effect of prior year acquisitions and a decrease in tenant related legal expenses.

Northeast: Revenues increased by 18.5% or $5.6 million to $36.0 million for the year ended December 31, 2011 from $30.4 million for the year ended December 31, 2010. NOI increased by 17.0% or $3.7 million to $25.6 million for the year ended December 31, 2011 from $21.9 million for the year ended December 31, 2010. The increase in both revenues and NOI is primarily a result of contractual rent increases and property acquisitions in both 2010 and 2011.

West Coast: Revenues and NOI were $48.9 million and $32.0 million, respectively for the year ended December 31, 2011. All of our West Coast properties were acquired in 2011.

Non-retail: Revenues increased by 121.1% or $2.0 million to $3.7 million for the year ended December 31, 2011 from $1.7 million for the year ended December 31, 2010. NOI increased by 268.4% or $1.0 million to $1.4 million for the year ended December 31, 2011 from $374,000 for the year ended December 31, 2010. The increases are primarily due to the acquisition of additional non-retail properties in connection with the CapCo acquisition in 2011.

Fiscal year 2010 compared to Fiscal year 2009 – Segments

South Florida: Revenues increased by 0.7% or $628,000 to $87.6 million for the year ended December 31, 2010 from $87.0 million for the year ended December 31, 2009. NOI for South Florida increased by 4.7% or $2.5 million to $56.9 million for the year ended December 31, 2010 from $54.4 million for the year ended December 31, 2009. Revenues increased due to higher lease termination fees received in 2010 and revenues associated with property acquisitions partially offset by a decrease in occupancy of 1.1%, an increase in rent concessions and a decrease in recovery income due to lower recoverable expenses. The increase in NOI was a result of increased revenues, lower bad debt expense and lower recoverable expenses.

North Florida and Southeast: Revenues decreased by 0.8% or $808,000 to $102.5 million for the year ended December 31, 2010 from $103.3 million for the year ended December 31, 2009. NOI increased by 0.4% or $258,000 to $71.5 million for the year ended December 31, 2010 from $71.2 million for the year ended December 31, 2009. Revenues decreased due to increased vacancies during the year and lower recovery income due to lower recoverable real estate taxes, partially offset by revenues associated with property acquisitions. NOI increased as a result of new property acquisitions, lower operating expenses, primarily real estate taxes, and lower bad debt expense; partially offset by the decrease in revenues.

Northeast: Revenues increased by 91.1% or $14.5 million to $30.4 million for the year ended December 31, 2010 from $15.9 million for the year ended December 31, 2009. NOI increased by 72.7% or $9.2 million to $21.9 million for the year ended December 31, 2010 from $12.7 million for the year ended December 31, 2009. The increases are primarily due to acquisitions in the Northeast in 2010 and late 2009, and contractual rent increases.

Non-retail: Revenues decreased by 11.9% or $223,000 to $1.7 million for the year ended December 31, 2010 from $1.9 million for the year ended December 31, 2009. NOI decreased by 30.9% or $167,000 to $374,000 for the year ended December 31, 2010 from $541,000 for the year ended December 31, 2009. The decreases are due to lower minimum rent as a result of a decrease in occupancy of 2.5%.

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our stockholders in the form of dividends. Our status as a REIT requires that we distribute 90% of our REIT taxable income (excluding net capital gains) each year, as defined in the Code.

Short-term liquidity requirements

Our short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring company expenditures, such as general and administrative expenses, non-recurring company expenditures (such as tenant improvements and redevelopments and acquisition expenses) and dividends to common stockholders. We have satisfied these requirements through cash generated from operations and from financing and investing activities.

As of December 31, 2011, we had approximately $11.0 million of cash and cash equivalents available. In addition, we had $970,000 of restricted cash, and $91.6 million in cash held in escrow by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. In the third quarter of 2011, we increased the principal amount available under our primary credit facility to $575.0 million and extended its maturity date to September 30, 2015, subject to a one year extension at our option. As of December 31, 2011, we had two revolving credit facilities providing for borrowings of up to $590.0 million of which $447.3 million was available to be drawn, subject to covenants contained in those facilities which may otherwise limit borrowings. As of December 31, 2011, we had drawn $138.0 million under our $575.0 million credit facility, which bore interest at 1.85% at such date, and had no borrowings under our $15.0 million credit facility.

During 2012, we have approximately $47.1 million in debt maturities in addition to normal recurring principal amortization payments. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. We currently have approximately $197.5 million in proposed acquisitions that we expect to close in the first half of 2012. These proposed transactions consist of the acquisitions of a shopping center in California for $111 million, three shopping centers in Connecticut for $79.0 million, which includes the assumption of $19.0 million of indebtedness, and a parcel of land in New York for $7.5 million. These acquisitions are past the due diligence periods under the applicable purchase and sale agreements and, as such, aggregate deposits of $5.8 million are non-refundable except as otherwise provided in the contracts. Our available cash (including, with respect to certain of these acquisitions, $91.6 million of cash held in escrow by qualified intermediaries), revolving credit facilities, and cash from property dispositions will be used to fund these and other prospective acquisitions as well as our debt maturities and normal operating expenses. We have also entered into a contract to sell a property in California for $53.8 million, including the assumption of $27.3 million of indebtedness. This pending disposition is past its due diligence period under the applicable purchase and sale agreement and, is expected to close in the first quarter of 2012. In addition, on January 20, 2012 we sold the land underlying a shopping center located in Lafayette Parish, Louisiana, for $750,000. These two properties are classified as held for sale at December 31, 2011.

Long-term liquidity requirements

Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.

An important component of our growth strategy is the redevelopment of properties within our portfolio and development of new shopping centers. At December 31, 2011, we had invested approximately $82.2 million in development or redevelopment projects at various stages of completion and anticipate these projects will require an additional $100.7 million to complete, based on our current plans and estimates, which will be expended over the next two years.

Historically, we have funded these requirements through a combination of sources which were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.

The following is a summary of our 2011 financing and investing initiatives completed during the year:

•

Equity Offering. We issued and sold 5.0 million shares of our common stock in an underwritten public offering and 1.0 million shares of our common stock in a concurrent private placement to an affiliate of our largest stockholder, Gazit-Globe, Ltd., raising aggregate net proceeds of approximately $115.7 million;

•

Mortgage Debt. We assumed mortgage debt having an aggregate principal balance of approximately $172.0 million and a weighted average interest rate of 6.18% related to the CapCo acquisition. We repaid $146.8 million in secured mortgage debt prior to maturity (excluding the Serramonte mortgage that was repaid at the closing of the CapCo transaction) and we executed a new and expanded $575.0 million line of credit, which had borrowings of $138.0 million outstanding as of December 31, 2011;

•

Property Sales. We sold 45 operating properties and four outparcels generating net proceeds of $710.8 million (which includes our pro-rata share of proceeds from the sale of two operating properties held in joint ventures);

•

Property Acquisitions. In addition to the CapCo acquisition, we acquired $419.2 million in operating properties, which included approximately $121.2 million in assumed mortgages, with average interest rates between 5.20% and 5.85%;

•

Unconsolidated Joint Ventures. In addition to the CapCo acquisition, we acquired $23.2 million in operating properties through our unconsolidated joint venture with CRF and sold two operating properties to the CRF joint venture for gross proceeds of $39.4 million; and

•

Mezzanine Loan Receivable. We invested in a $45.0 million junior mezzanine loan (“Mezzanine Loan”) which matures on July 9, 2013 subject to the borrower’s ability to extend the maturity date for three additional one-year periods, and bears interest at 8.46% per annum plus one month LIBOR (subject to a 0.75% per annum LIBOR floor).

The following significant financing and investment activities have taken place subsequent to December 31, 2011: (i) on February 13, 2012, we closed a $200.0 million unsecured term loan which matures in February 2019 and bears interest at a fixed rate of 3.46% per annum based on our current credit ratings, through the utilization of an interest rate swap provided by certain of the lenders; and (ii) on January 26, 2012, we made a $19.3 million mezzanine loan indirectly secured by a shopping center which bears interest at 10.0% and has a maturity of nine years.

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

	For the year ended December 31,
	2011	2010	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$102,626	$71,562	$31,064
Net cash used in investing activities	$(44,615)	$(189,243)	$144,628
Net cash (used in) provided by financing activities	$(108,793)	$108,044	$(216,837)
Cash and cash equivalents, end of year	$10,963	$38,333	$(27,370)

Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service, and quarterly dividends. Net cash provided by operating activities totaled approximately $102.6 million for 2011 compared to approximately $71.6 million in 2010. The increase of $31.1 million is attributable to an increase in cash from operations of properties acquired in 2010 and 2011, and an increase in investment income offset by an increase in interest expense.

Net cash used in investing activities was approximately $44.6 million for 2011 compared with approximately $189.2 million in 2010. Investing activities during 2011 consisted primarily of: acquisitions of income producing properties for $279.1 million, net of debt assumed; additions to income producing properties and construction in progress of $59.5 million; $45.1 million related to an investment made in a junior mezzanine loan indirectly secured by seven properties; an increase in cash held in escrow of $91.6 million; offset by $399.4 million of proceeds related to the sale of real estate and rental properties and the net cash investment inflow from joint ventures of $38.6 million. Cash used by investing activities for 2010 consisted of: acquisitions of income producing properties for $108.1 million, net of debt assumed; additions to income producing properties, land held for development, and construction in progress of $21.1 million; investments in and advances to unconsolidated joint ventures of $47.0 million; and investments in our consolidated subsidiary, DIM, of $13.4 million.

Net cash used in financing activities totaled approximately $108.8 million for 2011 compared with net cash provided by financing activities of approximately $108.0 million for 2010. The largest cash outflow for 2011 related to prepayments and repayments of $246.9 million in principal amount of mortgage debt, the payment of $98.8 million in dividends and distributions to noncontrolling interests of $11.4 million. This use of cash was partially offset by the net cash proceeds received of approximately $115.4 million from our equity offerings and net borrowings under revolving credit facilities of $138.0 million. In the prior year, cash used by financing activities was mainly attributable to net proceeds from issuance of common stock of $267.4 million, offset by cash used to pay dividends in the amount of $83.6 million and cash used to repay mortgages in the amount of $74.8 million.

Contractual Commitments. The following tables provide a summary of our fixed, non-cancelable obligations as of December 31, 2011:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$97,342	$9,626	$17,478	$23,156	$47,082
Balloon payments	401,696	36,438	51,636	231,639	81,983

Total mortgage obligations	499,038	46,064	69,114	254,795	129,065
Unsecured revolving credit facilities	138,000	—	—	138,000	—
Unsecured senior notes	691,136	10,000	250,000	431,136	—

Total unsecured obligations	829,136	10,000	250,000	569,136	—
Construction commitments	100,700	100,700	—	—	—
Operating leases	10,296	858	1,570	2,328	5,540
Purchase contracts	—	—	—	—	—

Total contractual obligations	$1,439,170	$157,622	$320,684	$826,259	$134,605

The following table sets forth certain information regarding future interest obligations on outstanding debt as of December 31, 2011:

Payments due by period

	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(In thousands)
Mortgage notes	$149,936	$30,218	$50,109	$48,939	$20,670
Unsecured senior notes	173,344	41,433	82,734	49,177	—

Total interest obligations	$323,280	$71,651	$132,843	$98,116	$20,670

Indebtedness. The following table sets forth certain information regarding our indebtedness as of December 31, 2011:

Property	Balance at December 31, 2011	Rate (1)		Maturity date		Balance Due at Maturity
	(in thousands)					(in thousands)
Mortgage Debt
Plaza Escuela	$37,057	6.800%		10/11/12		$36,438
Pablo Plaza	7,309	5.814%		04/11/13		7,086
Westbird Plaza	8,223	5.814%		04/11/13		7,972
Brawley Commons	6,625	6.250%		07/01/13		6,485
Buckhead Station	24,893	6.880%		09/01/13		23,584
Summerlin Square	1,067	6.750%		02/01/14		—
South Point	7,168	5.720%		07/10/14		6,509
Southbury Green	21,000	5.200%		02/05/15		21,000
Davis Marketplace	16,377	6.250%		02/19/15		15,650
Danbury Green	24,700	5.850%		01/05/16		24,700
Glengary Shoppes	16,332	5.750%		06/11/16		15,085
Magnolia Shoppes	14,039	6.160%		07/11/16		12,863
Willows Shopping Center	55,895	5.900%		10/11/16		52,325
Grassland Crossing	4,301	7.865%		12/01/16		2,601
Culver	64,000	5.580%		05/06/17		64,000
Mableton Crossing	3,087	6.850%		08/15/18		1,778
Sheridan Plaza	62,416	6.250%		10/10/18		54,754
Danville-San Ramon Medical	13,576	6.900%		03/15/19		11,985
1175 Third Avenue	7,221	7.000%		05/01/19		5,157
BridgeMill	7,831	7.940%		05/05/21		3,761
Westport Plaza	4,048	7.490%		08/01/23		1,221
Chastain Square	2,937	6.500%		02/28/24		58
Daniel Village	3,211	6.500%		02/28/24		63
Douglas Commons	3,826	6.500%		02/28/24		75
Fairview Oaks	3,622	6.500%		02/28/24		71
Madison Centre	2,937	6.500%		02/28/24		58
Paulding Commons	4,987	6.500%		02/28/24		97
Siegen Village	3,245	6.500%		02/28/24		63
Wesley Chapel Crossing	2,562	6.500%		02/28/24		50
Webster Plaza	7,283	8.070%		08/15/24		2,793
Vons Circle Center	11,223	5.200%		10/10/28		—
Copps Hill	18,756	6.060%		01/01/29		—

Total mortgage debt excluding mortgage debt associated with assets held for sale (32 loans outstanding)	$471,754	6.18	%(2)	4.62	(3)	$378,282

Mortgage debt associated with assets held for sale

222 Sutter Street	$27,284	5.39	%(2)	4.44	(3)	23,415

Total mortgage debt (33 loans outstanding)	$499,038	6.14	%(2)	4.86	(3)	$401,697

(1)	The rate in effect on December 31, 2011
(2)	Weighted average interest rates are calculated based on term to maturity and includes scheduled principal amortization
(3)	Weighted average maturity in years

The weighted average interest rate of the mortgage notes payable at December 31, 2011 and 2010 was 6.14% and 6.26%, respectively, excluding the effects of the premium adjustment.

Our outstanding unsecured senior notes at December 31, 2011 consisted of the following:

Unsecured senior notes payable	Balance at December 31, 2011	Rate (1)		Maturity date		Balance Due at Maturity
	(in thousands)					(in thousands)
7.84% senior notes	$10,000	7.840%		01/23/12		$10,000
6.25% senior notes	250,000	6.250%		12/15/14		250,000
5.375% senior notes	107,505	5.375%		10/15/15		107,505
6.00% senior notes	105,230	6.000%		09/15/16		105,230
6.25% senior notes	101,403	6.250%		01/15/17		101,403
6.00% senior notes	116,998	6.000%		09/15/17		116,998

Total unsecured senior notes payable	$691,136	6.06	%(2)	4.13	(3)	$691,136

(1)	The rate in effect on December 31, 2011
(2)	Weighted average interest rates are calculated based on term to maturity and includes scheduled principal amortization
(3)	Weighted average maturity in years

The weighted average interest rate of the unsecured senior notes at December 31, 2011 and December 31, 2010 was 6.06%, excluding the effects of the interest rate swap and net premium adjustment.

Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. The facility bears interest at applicable LIBOR plus a margin of 1.00% to 1.85%, depending on the credit ratings of our senior unsecured notes. The facility also includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.175% to 0.450% per annum depending on the credit ratings of our senior unsecured notes. Based on our credit ratings at December 31, 2011, the interest rate margin applicable to amounts outstanding under the facility is 1.550% per annum and the facility fee is 0.300% per annum. The facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $50.0 million swing line facility for short term borrowings, a $50.0 million letter of credit commitment and a $61.3 million multicurrency subfacility. The facility expires on September 30, 2015, with a one year extension at our option. The facility contains a number of customary restrictions on our business, including restrictions on our ability to make certain investments, and includes various financial covenants, including a minimum tangible net worth requirement, maximum unencumbered and total leverage ratios, a maximum secured indebtedness ratio, a minimum fixed charge coverage ratio and a minimum unencumbered interest coverage ratio. If a material default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of December 31, 2011, we had drawn $138.0 million under the facility, which bore interest at 1.85% per annum. There was no outstanding balance on our credit facility as of December 31, 2010.

We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of December 31, 2011 or December 31, 2010. This facility provides for the issuance of up to $15.0 million in outstanding letters of credit. The facility bears interest at the rate of LIBOR plus 1.40% per annum and expires on May 8, 2012.

As of December 31, 2011, the maximum availability under these credit facilities was approximately $447.3 million, net of outstanding letters of credit and subject to the covenants in the loan agreements.

On February 13, 2012, we entered into a seven year unsecured term loan in the amount of $200.0 million. The loan bears interest at applicable LIBOR plus a margin of 1.500% to 2.350% depending on the credit ratings of our senior unsecured notes, which margin is currently 1.900%. We entered into interest rate swaps to convert the LIBOR rate to a fixed interest rate, providing us an effective fixed interest rate on the term loan of 3.46% per annum based on the current credit ratings of our senior unsecured notes. The term loan contains substantially similar restrictions on our business as exist under our $575.0 million unsecured revolving credit facility.

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

Equity. In May 2011, we completed an underwritten public offering and concurrent private placement of an aggregate of 6.0 million shares of our common stock at a price to the public and in the private placement of $19.42 per share. In the concurrent private placement, 1.0 million shares were purchased by MGN (USA), Inc., an affiliate of our largest stockholder, Gazit-Globe, Ltd., which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The offerings generated net proceeds to us of approximately $115.7 million, net of stock issuance costs and underwriting discounts of $858,000. We used the proceeds for general business purposes, which included investment opportunities and debt reduction.

Capital Recycling Initiatives. As part of our strategy to upgrade and diversify our portfolio and recycle our existing capital, we evaluate opportunities to sell assets or otherwise contribute assets to existing or new joint ventures with third parties. If the market values of these assets are below their carrying values, it is possible that the disposition or contribution of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. During the year ended December 31, 2011, we recorded an impairment loss of $35.9 million (including a goodwill impairment of $1.2 million) related to properties sold or held for sale. See Note 7 to the consolidated financial statements included in this annual report for additional information regarding impairment losses.

Future Capital Requirements. We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and any short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected.

Distributions. We believe that we currently qualify, and intend to continue to qualify as a REIT under the Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT. Our cash distributions for the year ended December 31, 2011 were $98.8 million.

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

As of December 31, 2011, we have investments in eight unconsolidated joint ventures with our effective ownership interests ranging from 8.6% to 50.5%. All eight of these joint ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. For a more complete description of our joint ventures see Note 9 to the consolidated financial statements included in this annual report. At December 31, 2011, the aggregate carrying amount of debt, including our partners’ shares, incurred by these ventures was approximately $250.0 million (of which our proportionate share is approximately $54.5 million). Although we have not guaranteed the debt of these joint ventures, we may guarantee the debt of certain joint ventures in the future, and we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.

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

Purchase Obligations: In January 2012, we agreed to purchase an $18.5 million mortgage loan made by our joint venture with CRF in the event the borrower of such loan were to default on certain of its obligations thereunder. For a more complete description of this transaction, see Note 30 to the consolidated financial statements included in this annual report.

Contingencies

Letters of Credit: As of December 31, 2011, we have pledged letters of credit having an aggregate face amount of $3.7 million as additional security for financial and other obligations. Substantially all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments: As of December 31, 2011, we have entered into construction commitments and have outstanding obligations to fund approximately $100.7 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and available cash.

Operating Lease Obligations: We are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $10.3 million.

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

Other than our joint ventures and obligations described above, our business combination described below, and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements or contingencies as of December 31, 2011 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, capital expenditures or capital resources.

Business Combination

On January 4, 2011, we acquired a controlling ownership interest in CapCo through a joint venture with LIH. At the time of acquisition, CapCo, which was previously wholly-owned by LIH, owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA, including Serramonte Shopping Center in Daly City, Plaza Escuela in Walnut Creek, The Willows Shopping Center in Concord, 222 Sutter Street in San Francisco, and The Marketplace Shopping Center in Davis. LIH is a subsidiary of Capital Shopping Centres Group PLC, a United Kingdom real estate investment trust. The results of CapCo’s operations have been included in our consolidated financial statements from the date of acquisition.

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

In addition, at the closing, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for 4.1 million shares of our common stock and one share of our newly-established Class A common stock which was converted in accordance with its terms into 10,000 shares of our common stock on June 29, 2011.

The joint venture shares received by LIH are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. LIH’s ability to participate in earnings of CapCo is limited to their right to receive distributions payable on their joint venture shares. These non-elective distributions are designed to mirror dividends paid on our common stock. As such, earnings attributable to the noncontrolling interest as reflected in our consolidated statements of income will be limited to distributions made to LIH on their joint venture shares. Distributions to LIH on account of their joint venture shares for the year ended December 31, 2011 were $9.5 million, which were equivalent to the per share dividends declared on our common stock, adjusted for certain prorations as stipulated by the terms of the transaction.

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

See Note 5 to the consolidated financial statements included in this annual report for additional information regarding the CapCo transaction.

Environmental Matters

We are subject to numerous environmental laws and regulations. The operation of dry cleaning or gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation; however, we have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions. We recently had one significant environmental remediation matter related to our Westbury land acquisition. As of December 31, 2011, we had substantially remediated this site. The costs of remediation did not differ significantly from the preliminary estimated range, of which the upper limit, on an undiscounted basis was estimated to be $8.4 million. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

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

As of December 31, 2011, we had $138.0 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 1.00% to 1.85%, depending on the credit ratings of our senior unsecured notes. Considering the total outstanding balance of $138.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.4 million per year.

The fair value of our fixed-rate debt is $1.3 billion as of December 31, 2011, which includes the mortgage notes and fixed-rate portion of the senior unsecured notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $48.0 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $50.5 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.2 billion, the balance as of December 31, 2011.

Hedging Activities

To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative instruments for speculative purposes. We require that the hedges or derivative financial instruments be effective in managing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential to qualify for hedge accounting. Hedges that meet these hedging criteria are formally designated as such at the inception of the contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, resulting in some ineffectiveness, the change in the fair value of the derivative instrument will be included in earnings. Additionally, any derivative instrument used for risk management that becomes ineffective is marked-to-market each period and would be charged to operations. As of December 31, 2011, we had not entered into any hedging activity.

In connection with the $200.0 million unsecured seven-year term loan that closed on February 13, 2012, we entered into interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective fixed interest rate on the term loan of 3.46% per annum based on the current credit ratings of our senior unsecured notes.

Other Market Risks

As of December 31, 2011, we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

In making this determination and for purposes of the Securities and Exchange Commission’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2011 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2011, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page 69.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2011, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2011 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

The report of our management regarding internal control over financial reporting is set forth on page 66 of this Annual Report on Form 10-K under the caption “Management Report on Internal Control over Financial Reporting” and incorporated herein by reference.

Attestation Report of Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth on page 67 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

Except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 20, 2012, our board of directors approved a new form of indemnification agreement (the “Indemnification Agreement”) to be entered into with each of our officers and directors (each an “Indemnitee”), which replaces our existing form of indemnification agreement for the Indemnitees. We have not entered into any new Indemnification Agreements as of the date of this Annual Report on Form 10-K, but anticipate that we will enter into such agreements with the Indemnitees in the near future. The Indemnification Agreement supplements our Amended and Restated Articles of Incorporation, as amended, Amended and Restated Bylaws and Maryland law in providing certain indemnification rights to the Indemnitee.

The Indemnification Agreement provides, among other things, that we will indemnify the Indemnitee to the fullest extent permitted by Maryland law and to any greater extent that Maryland law may in the future permit, including the advancement of any and all reasonable and out-of-pocket attorneys’ fees, costs and other expenses incurred by the Indemnitee in connection with any threatened, pending or completed claims, suits or proceedings, whether of a civil, criminal, administrative or investigative nature, arising out of or in connection with the service of the Indemnitee as a director, officer or other similar positions of our company or our affiliates, subject to certain exclusions and procedures set forth in the Indemnification Agreement.

The foregoing description of the Indemnification Agreement is not complete and is qualified in its entirety by reference to the full text of the Form of Indemnification Agreement, which is filed as Exhibit 10.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2011:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	3,200,471	$20.16	5,054,246
Equity compensation plans not approved by security holders (1)	364,660	$24.70	—

Total	3,565,131	$20.62	5,054,246

(1)	Represents options to purchase 364,660 shares of common stock issued to Jeffrey S. Olson our Chief Executive Officer, in connection with his initial employment.

The other information required by this item is incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial information is included as a separate section of this Form 10-K:

1.	Financial Statements:

(b)	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.

EXHIBIT NO.	DESCRIPTION

3.1	Composite Charter of the Company (Exhibit 3.1) (1)

3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2) (2)

4.1	Indenture, dated November 9, 1995, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4(c)) (3)

4.2	Supplemental Indenture No. 3, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (4)

4.3	Supplemental Indenture No. 4, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.7) (5)

4.4	Supplemental Indenture No. 5, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (6)

4.5	Supplemental Indenture No. 6, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (7)

4.6	Supplemental Indenture No. 7, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (8)

4.7	Indenture, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (4)

EXHIBIT NO.	DESCRIPTION

4.8	Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (4)

4.9	Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (5)

4.10	Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (6)

4.11	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (7)

4.12	Supplemental Indenture No. 6, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (8)

4.13	Supplemental Indenture No. 7, dated September 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (10)

4.14	Supplemental Indenture No. 8, dated December 30, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.17) (11)

4.15	Supplemental Indenture No. 9, dated March 10, 2006, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (12)

4.16	Supplemental Indenture No. 10, dated August 18, 2006, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (13)

4.17	Supplemental Indenture No. 11, dated April 18, 2007, between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (24)

4.18	Supplemental Indenture No. 12, dated December 9, 2009, between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (36)

10.1	Form of Indemnification Agreement (Exhibit 10.1)

10.2	1995 Stock Option Plan, as amended (Appendix A) (14)*

10.3	Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.1) (29)*

10.4	Form of Stock Option Agreement for stock options awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.3) (16)*

10.5	Form of Restricted Stock Agreement for restricted stock awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.4) (16)*

10.6	IRT 1989 Stock Option Plan, assumed by the Company (17)*

10.7	IRT 1998 Long-Term Incentive Plan, assumed by the Company (Appendix A) (18)*

10.8	2004 Employee Stock Purchase Plan (Annex B) (15)*

10.9	Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy, Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No. 3) (19)

10.10	Stock Exchange Agreement dated May 18, 2001 among the Company, First Capital Realty Inc. and First Capital America Holding Corp. (Appendix A) (20)

10.11	Use Agreement, regarding use of facilities, by and between Gazit (1995), Inc. and the Company, dated January 1, 1996 (Exhibit 10.15, Amendment No. 1) (19)

10.12	Subscription Agreement, dated October 4, 2000, made by Alony Hetz Properties & Investments, Ltd. (Exhibit 10.13) (21)

10.13	Stockholders Agreement, dated October 4, 2000, among the Company, Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.14) (21)

10.14	First Amendment to Stockholders Agreement, dated December 19, 2001, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.15) (21)

10.15	Second Amendment to Stockholders Agreement, dated October 28, 2002, among the Company Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.1) (22)

10.16	Third Amendment to Stockholders Agreement, dated May 23, 2003, among the Company, Alony Hetz Properties & Investments, Ltd., Gazit-Globe (1982), Ltd., M.G.N. (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.1) (7)

10.17	Fourth Amendment to Stockholders Agreement, dated June 23, 2004, among the Company, Alony Hetz Properties & Investments, Ltd., Gazit-Globe, Ltd., MGN (USA), Inc. and Gazit (1995), Inc. (Exhibit 10.21) (37)

EXHIBIT NO.	DESCRIPTION

10.18	Registration Rights Agreement, dated October 28, 2002, between the Company and certain Purchasers (Exhibit 99.3) (25)

10.19	Third Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among the Company, each of the financial institutions initially a signatory thereto, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Runners, and SunTrust Bank, Bank of America, N.A. and U.S. Bank National Association as Co-Documentation Agents (Exhibit 10.1) (26)

10.20	Clarification Agreement and Protocol, dated as of January 1, 2004, among the Company and Gazit-Globe (1982), Ltd. (Exhibit 10.2) (27)

10.21	Equity One, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit 10.1) (28)*

10.22	Registration Rights Agreement made as of September 23, 2008 by and among the Company and MGN America LLC (Exhibit 10.2) (32)

10.23	Common Stock Purchase Agreement made as of September 23, 2008 by and between the Company and MGN America, LLC (Exhibit 10.1) (32)

10.24	Common Stock Purchase Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.1) (34)

10.25	Registration Rights Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.2) (34)

10.26	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (38)

10.27	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and Silver Maple (2001), Inc. (Exhibit 10.2) (38)

10.28	Registration Rights Agreement, dated as of March 9, 2010, by and among the Company, MGN America, LLC and Silver Maple (2001), Inc. (Exhibit 10.3) (38)

10.29	Contribution Agreement, dated May 23, 2010, by and among the Company, Liberty International Holdings Limited and Capital Shopping Centres plc (Exhibit 10.1) (39)

10.30	Equityholders Agreement, dated May 23, 2010, by and among the Company, Capital Shopping Centres Group PLC, Liberty International Holdings Limited, Gazit-Globe Ltd., MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. (Exhibit 10.2) (39)

10.31	Amendment to Contribution Agreement, dated November 8, 2010, by and among the Company, Liberty International Holdings Limited and Capital Shopping Centres plc (Exhibit 10.1) (40)

10.32	First Amendment to Amended and Restated Employment Agreement and Restricted Stock Agreement, dated as of August 9, 2010, by and between the Company and Jeffrey S. Olson (Exhibit 10.2) (41)*

10.33	Chairman Compensation Agreement, dated as of August 9, 2010 and, except as otherwise specifically provided therein, effective as of January 1, 2011, by and between the Company and Chaim Katzman (Exhibit 10.3) (41)*

10.34	First Amendment to Chairman Compensation Agreement and Restricted Stock Agreement, dated as of August 9, 2010, by and between the Company and Chaim Katzman (Exhibit 10.4) (41)*

10.35	Restricted Stock Agreement, effective as of August 9, 2010, by and between the Company and Chaim Katzman (Exhibit 10.5) (41)*

10.36	Common Stock Purchase Agreement, dated as of December 8, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (31)

10.37	Registration Rights Agreement, dated as of December 8, 2010, by and among the Company and MGN America, LLC (Exhibit 10.2) (31)

10.38	Limited Liability Company Agreement of EQY-CSC LLC, dated as of January 4, 2011 (Exhibit 10.1) (33)

10.39	Registration and Liquidity Rights Agreement by and between the Company and Liberty International Holdings Limited, dated as of January 4, 2011 (Exhibit 10.2) (33)

10.40	Shared Appreciation Promissory Note, dated as of January 4, 2011 (Exhibit 10.3) (33)

10.41	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between the Company and Thomas A. Caputo (Exhibit 10.1) (23)*

10.42	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between the Company and Arthur L. Gallagher (Exhibit 10.2) (23)*

10.43	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between the Company and Mark Langer (Exhibit 10.3) (23)*

EXHIBIT NO.	DESCRIPTION

10.44	Amended and Restated Employment Agreement, dated as of August 9, 2010 and effective as of January 1, 2011, by and between the Company and Jeffrey S. Olson (Exhibit 10.4) (23)*

10.45	Common Stock Purchase Agreement, dated as of May 18, 2011, between the Company and MGN (USA), Inc. (Exhibit 10.1) (35)

10.46	Registration Rights Agreement, dated as of May 18, 2011, by and among the Company and MGN (USA), Inc. (Exhibit 10.2) (35)

10.47	Purchase and Sale Agreement, dated September 26, 2011, by and among the parties listed on Exhibit A thereto and BRE Southeast Retail Holdings LLC (Exhibit 10.1) (30)

10.48	Amendment No. 1, dated September 16, 2011, to Equityholders Agreement, dated May 23, 2010, by and among the Company, Capital Shopping Centers Group PLC, Liberty International Holdings Limited, Gazit-Globe Ltd., MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc., Ficus, Inc. and Gazit First Generation LLC (Exhibit 10.2) (30)

10.49	Loan Agreement, dated as of February 13, 2012, by and among the Company, each of the financial institutions party thereto as lenders, PNC Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and PNC Capital Markets LLC and SunTrust Robinson Humphrey, Inc. , as joint lead arrangers and joint book runners (Exhibit 10.1) (42)

12.1	Ratios of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase

101.LAB++	XBRL Extension Labels Linkbase

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase

101.DEF++	XBRL Taxonomy Extension Definition Linkbase

*	Identifies employee agreements, management contracts, compensatory plans or other arrangements.
++	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 11, 2011, and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein.
(3)	Previously filed by IRT Property Company as an exhibit to IRT’s Annual Report on Form 10-K filed on February 16, 1996, and incorporated by reference herein.
(4)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.
(5)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.
(7)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated by reference herein.
(8)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2005, and incorporated by reference herein.
(9)	Reserved.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 20, 2005, and incorporated by reference herein.
(11)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 3, 2006, and incorporated by reference herein.

(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2006, and incorporated by reference herein.
(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2006, and incorporated by reference herein.
(14)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 30, 1999, and incorporated by reference herein.
(15)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 21, 2004, and incorporated by reference herein.
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2005, and incorporated by reference herein.
(17)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 22, 1989, and incorporated by reference herein.
(18)	Previously filed by IRT Property Company with IRT’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 18, 1998, and incorporated by reference herein.
(19)	Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated by reference herein.
(20)	Previously filed with our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001 and incorporated by reference herein.
(21)	Previously filed as an exhibit to our Annual Report Form 10-K/A filed on March 18, 2002, and incorporated by reference herein.
(22)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 13, 2002, and incorporated by reference herein.
(23)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2011, and incorporated by reference herein.
(24)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 20, 2007, and incorporated by reference herein.
(25)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.
(26)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 5, 2011, and incorporated by reference herein.
(27)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2004, and incorporated by reference herein.
(28)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 7, 2005, and incorporated by reference herein.
(29)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2011, and incorporated by reference herein.
(30)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2011, and incorporated by reference herein
(31)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 14, 2010, and incorporated by reference herein.
(32)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 29, 2008, and incorporated by reference herein.
(33)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 7, 2011, and incorporated by reference herein.
(34)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 14, 2009, and incorporated by reference herein.
(35)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 24, 2011, and incorporated by reference herein.
(36)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2009, and incorporated by reference herein.
(37)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on February 25, 2008, and incorporated by reference herein.
(38)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 15, 2010, and incorporated by reference herein.
(39)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2010, and incorporated by reference herein.
(40)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 8, 2010, and incorporated by reference herein.
(41)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 12, 2010, and incorporated by reference herein.

(42)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 14, 2012, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2012	EQUITY ONE, INC.

	By:	/s/ JEFFREY S. OLSON
Jeffrey S. Olson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY S. OLSON Jeffrey S. Olson	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/s/ MARK LANGER Mark Langer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2012

/s/ ANGELA F. VALDES Angela F. Valdes	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2012

/s/ CHAIM KATZMAN Chaim Katzman	Chairman of the Board	February 29, 2012

/s/ NOAM BEN-OZER Noam Ben-Ozer	Director	February 29, 2012

/s/ JAMES S CASSEL James S. Cassel	Director	February 29, 2012

/s/ CYNTHIA COHEN Cynthia Cohen	Director	February 29, 2012

/s/ DAVID FISCHEL David Fischel	Director	February 29, 2012

/s/ NEIL FLANZRAICH Neil Flanzraich	Director	February 29, 2012

/s/ NATHAN HETZ Nathan Hetz	Director	February 29, 2012

/s/ PETER LINNEMAN Peter Linneman	Director	February 29, 2012

/s/ DORI J. SEGAL Dori J. Segal	Director	February 29, 2012

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

We completed our acquisition of C&C (US) No. 1, Inc. during the year ended December 31, 2011, and we have integrated activities and controls for the combined companies and included them in our assessment of effectiveness of internal control over financial reporting.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting as of December 31, 2011. This report appears on the following page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Equity One, Inc.

We have audited Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity One, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Equity One, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Equity One, Inc. and subsidiaries and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

February 29, 2012

Boca Raton, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Equity One, Inc.

We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity One, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

February 29, 2012

Boca Raton, Florida

EQUITY ONE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands, except share par value amounts)

	December 31,	December 31,
	2011	2010
ASSETS
Properties:
Income producing	$2,955,605	$2,117,245
Less: accumulated depreciation	(299,106)	(248,528)

Income producing properties, net	2,656,499	1,868,717
Construction in progress and land held for development	104,792	74,402
Properties held for sale or properties sold	46,655	513,230

Properties, net	2,807,946	2,456,349
Cash and cash equivalents	10,963	38,333
Cash held in escrow and restricted cash	92,561	—
Accounts and other receivables, net	17,790	12,559
Investments in and advances to unconsolidated joint ventures	50,158	59,736
Mezzanine loan receivable, net	45,279	—
Goodwill	8,406	9,561
Other assets	186,239	104,024

TOTAL ASSETS	$3,219,342	$2,680,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$471,754	$354,379
Unsecured senior notes payable	691,136	691,136
Unsecured revolving credit facilities	138,000	—

	1,300,890	1,045,515
Unamortized premium (discount) on notes payable, net	8,181	(1,805)

Total notes payable	1,309,071	1,043,710
Other liabilities:
Accounts payable and accrued expenses	50,514	32,885
Tenant security deposits	8,496	7,483
Deferred tax liability, net	11,480	46,523
Other liabilities	164,188	74,798
Liabilities associated with assets held for sale or sold	27,587	181,458

Total liabilities	1,571,336	1,386,857

Redeemable noncontrolling interests	22,804	3,864
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 112,599 and 102,327 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,126	1,023
Additional paid-in capital	1,587,874	1,391,762
Distributions in excess of earnings	(170,530)	(105,309)
Accumulated other comprehensive loss	(1,154)	(1,569)

Total stockholders’ equity of Equity One, Inc.	1,417,316	1,285,907

Noncontrolling interests	207,886	3,934

Total stockholders’ equity	1,625,202	1,289,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,219,342	$2,680,562

As of December 31, 2011 total assets and total liabilities include $109.2 million and $61.9 million, respectively, related to consolidated variable interest entities which are included in the Consolidated Balance Sheet above. The assets of these entities can only be used to settle obligations of the variable interest entities and the liabilities include third party liabilities of the variable interest entities for which the creditors or beneficial interest holders do not have recourse against us.

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2011, 2010 and 2009

(In thousands, except per share data)

	2011	2010	2009
REVENUE:
Minimum rent	$222,340	$177,199	$163,339
Expense recoveries	64,099	50,145	47,445
Percentage rent	3,199	1,501	1,584
Management and leasing services	2,287	1,557	1,675

Total revenue	291,925	230,402	214,043
COSTS AND EXPENSES:
Property operating	83,149	64,775	63,189
Rental property depreciation and amortization	83,361	50,395	43,513
General and administrative	51,707	41,986	38,460

Total costs and expenses	218,217	157,156	145,162

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	73,708	73,246	68,881

OTHER INCOME AND EXPENSE:
Investment income	4,342	930	10,150
Equity in income (loss) of unconsolidated joint ventures	4,829	(116)	(88)
Other income	404	648	1,503
Interest expense	(70,152)	(64,247)	(56,021)
Amortization of deferred financing fees	(2,224)	(1,909)	(1,459)
Gain on bargain purchase	30,561	—	—
Gain on acquisition of controlling interest in subsidiary	—	—	27,501
Gain on sale of real estate	5,541	254	—
(Loss) gain on extinguishment of debt	(2,391)	33	12,345
Impairment loss	(21,411)	(557)	(369)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	23,207	8,282	62,443
Income tax benefit of taxable REIT subsidiaries	5,064	1,724	3,109

INCOME FROM CONTINUING OPERATIONS	28,271	10,006	65,552

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	16,890	10,245	6,788
Gain on disposal of income producing properties	4,407	2,257	7,127
Impairment loss on income producing properties sold or held for sale	(35,925)	(130)	—
Income tax benefit of taxable REIT subsidiaries	29,575	2,041	1,908

INCOME FROM DISCONTINUED OPERATIONS	14,947	14,413	15,823

NET INCOME	43,218	24,419	81,375

Net (income) loss attributable to noncontrolling interests – continuing operations	(9,630)	254	1,201
Net loss attributable to noncontrolling interests – discontinued operations	33	439	1,241

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$33,621	$25,112	$83,817

EARNINGS PER COMMON SHARE – BASIC:
Continuing operations	$0.16	$0.11	$0.79
Discontinued operations	0.13	0.16	0.20

	$0.29	$0.27	$1.00 *

Number of Shares Used in Computing Basic Earnings per Share	110,099	91,536	83,290

EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$0.16	$0.11	$0.78
Discontinued operations	0.13	0.16	0.20

	$0.29	$0.27	$0.98

Number of Shares Used in Computing Diluted Earnings per Share	110,241	91,710	83,857

See accompanying notes to the consolidated financial statements.

*	Note: Basic EPS for the year ended December 31, 2009 does not foot due to the rounding of the individual calculations.

EQUITY ONE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009

NET INCOME	$43,218	$24,419	$81,375
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding gain on securities available for sale	—	14	10,918
Reclassification adjustment for (gain) loss on sale of securities included in net income on securities available for sale	—	(359)	10,711
Net realized loss on interest rate contracts included in net income	—	—	184
Net amortization of interest rate contracts included in net income	64	63	82
Net unrealized gain (loss) on interest rate swap	351	(1,021)	—

Other comprehensive income (loss) adjustment	415	(1,303)	21,895

COMPREHENSIVE INCOME	43,633	23,116	103,270

Comprehensive (income) loss attributable to noncontrolling interests	(9,597)	693	2,442

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$34,036	$23,809	$105,712

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	Common Stock		Additional Paid-In	Distributions in Excess of	Contingent	Accumulated Other Comprehensive	Total Stockholders’ Equity of Equity	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Consideration	Loss	One, Inc.	Interests	Equity
BALANCE, JANUARY 1, 2009	76,198	$762	$967,514	$(36,617)	$—	$(22,161)	$909,498	$—	$909,498
Issuance of common stock	10,394	104	144,670	—	—	—	144,774	—	144,774
Stock issuance costs	—	—	(4,266)	—	—	—	(4,266)	—	(4,266)
Share-based compensation expense	—	—	7,911	—	—	—	7,911	—	7,911
Common stock repurchases	(461)	(5)	(5,418)	—	—	—	(5,423)	—	(5,423)
Net income	—	—	—	83,817	—	—	83,817	(2,442)	81,375
Dividends paid on common stock	—	—	—	(94,010)	—	—	(94,010)	—	(94,010)
Acquisition of DIM Vastgoed, N.V.	—	—	—	—	323	—	323	25,796	26,119
Purchase of subsidiary shares from noncontrolling interests	—	—	16	—	—	—	16	(176)	(160)
Other comprehensive income adjustment	—	—	—	—	—	21,895	21,895	—	21,895

BALANCE, DECEMBER 31, 2009	86,131	861	1,110,427	(46,810)	323	(266)	1,064,535	23,178	1,087,713
Issuance of common stock	15,659	157	270,541	—	—	—	270,698	—	270,698
Stock issuance costs	—	—	(3,319)	—	—	—	(3,319)	—	(3,319)
Share-based compensation expense	—	—	6,551	—	—	—	6,551	—	6,551
Net income	—	—	—	25,112	—	—	25,112	(693)	24,419
Dividends paid on common stock	—	—	—	(83,611)	—	—	(83,611)	—	(83,611)
Acquisition of joint ventures	—	—	—	—	—	—	—	2,352	2,352
Purchase of subsidiary shares from noncontrolling interests	537	5	7,562	—	(323)	—	7,244	(20,903)	(13,659)
Other comprehensive income adjustment	—	—	—	—	—	(1,303)	(1,303)	—	(1,303)

BALANCE, DECEMBER 31, 2010	102,327	1,023	1,391,762	(105,309)	—	(1,569)	1,285,907	3,934	1,289,841
Issuance of common stock, net of withholding taxes	6,211	62	116,480	—	—	—	116,542	—	116,542
Stock issuance costs	—	—	(1,185)	—	—	—	(1,185)	—	(1,185)
Share-based compensation expense	—	—	7,160	—	—	—	7,160	—	7,160
Net income	—	—	—	33,621	—	—	33,621	9,597	43,218
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(143)	(143)
Dividends paid on common stock	—	—	—	(98,842)	—	—	(98,842)	—	(98,842)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,405)	(11,405)
Acquisition of C&C (US) No. 1	4,051	41	73,657	—	—	—	73,698	206,145	279,843
Conversion of Class A share by LIH	10	—	—	—	—	—	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	(242)	(242)
Other comprehensive income adjustment	—	—	—	—	—	415	415	—	415

BALANCE, DECEMBER 31, 2011	112,599	$1,126	$1,587,874	$(170,530)	$—	$(1,154)	$1,417,316	$207,886	$1,625,202

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$43,218	$24,419	$81,375
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(3,185)	(2,233)	(1,383)
Accretion of below market lease intangibles, net	(10,584)	(7,487)	(6,775)
Equity in (income) loss of unconsolidated joint ventures	(5,533)	116	88
Gain on bargain purchase	(30,561)	—	—
Gain on acquisition of DIM Vastgoed	—	—	(27,501)
Income tax benefit of taxable REIT subsidiaries	(34,639)	(3,765)	(5,017)
Provision for losses on accounts receivable	2,946	2,429	4,624
Amortization of discount on notes payable, net	1,183	2,817	1,967
Amortization of deferred financing fees	2,232	1,924	1,503
Depreciation and amortization	98,597	69,077	63,845
Share-based compensation expense	6,992	6,497	7,759
Amortization of derivatives	64	63	137
Gain on sale of real estate	(9,948)	(2,511)	(7,127)
Loss (gain) on extinguishment of debt	2,396	(63)	(12,345)
Gain on sale of securities	—	(366)	(6,362)
Operating distributions from joint venture	1,504	—	265
Impairment loss	57,336	687	369
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	(2,394)	(7,497)	(1,375)
Other assets	(15,198)	(7,849)	(1,010)
Accounts payable and accrued expenses	(142)	(6,522)	4,250
Tenant security deposits	(1,076)	(273)	(653)
Other liabilities	(582)	2,099	(340)

Net cash provided by operating activities	102,626	71,562	96,294

INVESTING ACTIVITIES:
Acquisition of income producing properties	(279,080)	(108,096)	(109,582)
Additions to income producing properties	(16,396)	(9,857)	(9,872)
Additions to and purchases of land held for development	—	(1,337)	(26,920)
Additions to construction in progress	(43,097)	(9,914)	(11,809)
Proceeds from sale of real estate and rental properties	399,396	4,317	15,870
Increase in cash held in escrow	(91,591)	—	—
Increase in deferred leasing costs and lease intangibles	(7,154)	(4,761)	(6,030)
Investment in joint ventures	(15,024)	(13,927)	(400)
Investment in consolidated subsidiary	(242)	(13,437)	(956)
Repayments (advances) from (to) joint ventures	34,887	(33,417)	164
Distributions from joint ventures	18,786	345	107
Investment in mezzanine loan	(45,100)	—	—
Proceeds from sale of securities	—	841	152,008
Purchase of securities	—	—	(10,867)

Net cash used in investing activities	(44,615)	(189,243)	(8,287)

FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(246,864)	(74,757)	(81,737)
Net borrowings (repayments) under revolving credit facilities	138,000	—	(36,770)
Proceeds from senior debt borrowings	—	—	247,838
Repayment of senior debt borrowings	—	—	(203,482)
Proceeds from issuance of common stock	116,542	270,698	132,488
Repurchase of common stock	—	—	(5,423)
Payment of deferred financing costs	(5,039)	(967)	(1,887)
Stock issuance costs	(1,185)	(3,319)	(4,266)
Dividends paid to stockholders	(98,842)	(83,611)	(94,010)
Distributions to noncontrolling interests	(11,405)	—	—

Net cash (used in) provided by financing activities	(108,793)	108,044	(47,249)

Net (decrease) increase in cash and cash equivalents	(50,782)	(9,637)	40,758
Cash and cash equivalents obtained through acquisition	23,412	—	1,857
Cash and cash equivalents at beginning of the year	38,333	47,970	5,355

Cash and cash equivalents at end of the year	$10,963	$38,333	$47,970

(Continued)

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $2.3 million, $2.2 million and $1.4 million in 2011, 2010 and 2009, respectively)	$84,278	$75,747	$71,202

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain on securities	$—	$14	$11,030

We acquired upon acquisition of certain income producing properties:
Income producing properties	$471,984	$193,661
Intangible and other assets	35,802	24,998
Intangible and other liabilities	(81,100)	(50,946)
Assumption of mortgage notes payable	(128,722)	(56,742)
Noncontrolling interest in Canyon Trials Towne Center	(18,884)	(2,875)

Cash paid for income producing properties	$279,080	$108,096

Net cash paid for the acquisition of C&C (US) No. 1 is as follows:
Income producing properties	$471,219	$—
Intangible and other assets	113,484	—
Intangible and other liabilities	(35,898)	—
Assumption of mortgage notes payable	(261,813)	—
Issuance of Equity One common stock	(73,698)	—
Noncontrolling interest in C&C (US) No. 1	(206,145)	—
Gain on bargain purchase	(30,561)	—
Cash acquired upon acquisition of C&C (US) No. 1	23,412	—

Net cash paid for acquisition of C&C (US) No. 1	$—	$—

Net cash paid for acquisition of income producing properties	$279,080	$108,096

(Concluded)

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the years ended December 31, 2011, 2010 and 2009

1. Organization and Basis of Presentation

Organization

We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops shopping centers located primarily in supply constrained suburban and urban communities. We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995.

As of December 31, 2011, our consolidated property portfolio comprised 165 properties totaling approximately 17.2 million square feet of gross leasable area, or GLA, and included 144 shopping centers, nine development or redevelopment properties, six non-retail properties and six land parcels. As of December 31, 2011, our core portfolio was 90.7% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 17 shopping centers and two office buildings totaling approximately 2.8 million square feet.

Basis of Presentation

The consolidated financial statements include the accounts of Equity One, Inc. and our wholly-owned subsidiaries and those other entities where we have a controlling financial interest including where we have been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) promulgated by the. Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation. Certain operations have been classified as discontinued and associated results of operations and financial position are separately reported for all periods presented. Information in these notes to the consolidated financial statements, unless otherwise noted, does not include the accounts of discontinued operations.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Properties

Income producing properties are stated at cost, less accumulated depreciation and amortization. Costs include those related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development. Costs related to business combinations are expensed as incurred, and are included in general and administrative expenses in our consolidated statements of operations.

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30-55 years
Buildings and land improvements	5-55 years
Tenant improvements	Lesser of minimum lease term or economic useful life
Furniture and equipment	5-7 years

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

While the provisions apply only to business combinations with an acquisition date after its effective date, the amendments to the Income Tax Topic of the FASB ASC with respect to deferred tax valuation allowances and liabilities for income tax uncertainties have been applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. We have applied the provisions to our acquisition of a controlling interest in DIM Vastgoed, N.V. (“DIM”), a Dutch company in which we acquired a controlling interest as of January 14, 2009, resulting in the consolidation of DIM in our financial statements as of the acquisition date.

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

Construction in Progress and Land Held for Development

Properties also include construction in progress and land held for development. These properties are carried at cost and no depreciation is recorded. Properties undergoing significant renovations and improvements are considered under development. All direct and indirect costs related to development activities are capitalized into construction in progress and land held for development on our consolidated balance sheets, except for certain demolition costs, which are expensed as incurred. Costs incurred include predevelopment expenditures directly related to a specific project including development and construction costs, interest, insurance and real estate taxes. Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development of the property. Our method of calculating capitalized interest is based upon applying our weighted average borrowing rate to the actual costs incurred. The capitalization of such expenses ceases when the property is ready for its intended use, but no later than one-year from substantial completion of major construction activity. If we determine that a project is no longer viable, all predevelopment project costs are immediately expensed. Similar costs related to properties not under development are expensed as incurred.

Long-lived Assets

We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, the fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either internal projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner or based on actual sales prices as determined by executed sales contracts, except that fair values are reduced for disposal costs. At December 31, 2011, we reviewed the operating properties and construction in progress for impairment on a property-by-property and project-by-project basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC, as we determined the current economic conditions and the sales prices of recent operating property disposals to be general indicators of impairment.

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

After considering these factors, we project future cash flows for each property based on management’s intention for that property (holding period) and, if appropriate, an assumed sale at the final year of the holding period (reversion value) using a projected capitalization rate. If the resulting carrying amount of the property exceeds the estimated undiscounted cash flows (including the projected reversion value) from the property, an impairment charge would be recognized to reduce the carrying value of the property to its fair value.

Properties Held for Sale

The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the consolidated balance sheet, or the presentation of results of operations and gains or losses on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC. Prior to sale, we evaluate the extent of involvement with, and the significance to us of cash flows from a property subsequent to its sale, in order to determine if the results of operations and gain or loss on sale should be reflected as discontinued. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but in which we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of the Property, Plant and Equipment Topic of the FASB ASC only properties sold, or to be sold, to unrelated third parties where we will have no significant continuing involvement or significant cash flows are classified as discontinued operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Investments in Joint Ventures

We analyze our joint ventures under the FASB ASC Topics of Consolidation and Real Estate-General in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not VIEs in accordance with the Consolidation Topic of the FASB ASC, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity’s economic performance include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.

We use the equity method of accounting for investments in unconsolidated joint ventures when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our consolidated balance sheets and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of income. We derive revenue through our involvement with unconsolidated joint ventures in the form of management and leasing services and interest earned on loans and advances. We account for these revenues gross of our ownership interest in each respective joint venture and record our proportionate share of related expenses in equity in income (loss) of unconsolidated joint ventures.

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

These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting our exposure to losses to the amount of our equity investment, and, due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. Our exposure to losses associated with unconsolidated joint ventures is primarily limited to the carrying value of these investments.

On a periodic basis, we evaluate our investments in unconsolidated entities for impairment in accordance with the Investments-Equity Method and Joint Ventures Topic of the FASB ASC. We assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in unconsolidated joint ventures may be impaired. An investment in a joint venture is considered impaired only if we determine that its fair value is less than the net carrying value of the investment in that joint venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include age of the venture, our intent and ability to retain our investment in the entity, financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment charge is recorded. If our analysis indicates that there is an other-than-temporary impairment related to the investment in a particular joint venture, the carrying value of the venture will be adjusted to an amount that reflects the estimated fair value of the investment.

Mezzanine Loan Receivable

Mezzanine loan receivable is classified as held to maturity and is recorded at the stated principal amount plus allowable deferred loan costs or fees which are amortized as an adjustment of the loan’s yield over the term of the related loan. We evaluate the collectability of both interest and principal on the loan periodically to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the proportionate value of the underlying collateral asset if applicable. Interest income on performing loans is accrued as earned.

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

Deferred Costs and Intangibles

Deferred costs, intangible assets included in other assets, and intangible liabilities included in other liabilities consist of loan origination fees, leasing costs and the value of intangible assets and liabilities when a property was acquired. Loan and other fees directly related to rental property financing with third parties are amortized over the term of the loan using the effective interest method. Direct salaries, third-party fees and other costs incurred by us to originate a lease are capitalized and are amortized against the respective leases using the straight-line method over the term of the related leases. Intangible assets consist of in-place lease values, tenant origination costs and above-market rents that were recorded in connection with the acquisition of the properties. Intangible liabilities consist of below-market rents that are also recorded in connection with the acquisition of properties. Both intangible assets and liabilities are amortized and accreted using the straight-line method over the term of the related leases. When a lease is terminated early, any remaining unamortized or unaccreted balances under lease intangible assets or liabilities are charged to earnings. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

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

We identify our noncontrolling interests separately within the equity section on the consolidated balance sheets. Noncontrolling interests also include amounts related to joint venture units issued by consolidated subsidiaries or VIEs in connection with certain property acquisitions. Joint venture units which are redeemable for cash at the holder’s option or upon a contingent event outside of our control are classified as redeemable noncontrolling interests pursuant to the Distinguishing Liabilities from Equity Topic of the FASB ASC and are presented at redemption value in the mezzanine section between total liabilities and stockholders’ equity on the consolidated balance sheets. The amounts of consolidated net income (loss) attributable to Equity One, Inc. and to the noncontrolling interests are presented on the consolidated statements of income.

Derivative Instruments

As of December 31, 2011, we had no outstanding hedging instruments. At times, we may use derivative instruments to manage exposure to variable interest rate risk. From time to time, we enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We generally enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes.

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

Many of the lease agreements contain provisions that require the payment of additional rents based on the respective tenants’ sales volume (contingent or percentage rent) and substantially all contain provisions that require reimbursement of the tenants’ allocable real estate taxes, insurance and common area maintenance costs (“CAM”). Revenue based on percentage of tenants’ sales is recognized only after the tenant exceeds its sales breakpoint. Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreements.

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

We are engaged by certain joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective assets. We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

Share-Based Payment

Share-based compensation expense charged against earnings is summarized as follows:

	2011	2010	2009
	(In thousands)

Restricted stock expense	$5,692	$4,194	$5,108
Stock option expense	1,454	2,347	2,790
Employee stock purchase plan discount	14	10	13

Total equity-based expense	7,160	6,551	7,911
Restricted stock classified as a liability	103	—	—

Total expense	7,263	6,551	7,911
Less amount capitalized	(271)	(54)	(152)

Net share-based compensation expense	$6,992	$6,497	$7,759

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

Segment Information

We invest in retail shopping centers through direct ownership or through joint ventures. It is our intent that all retail shopping centers will be owned or developed for investment purposes; however, we may decide to sell all or a portion of a development upon completion. Our revenue and net income are generated from the operation of our investment property. We also earn fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures or by third parties.

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We have aggregated our operating segments into five reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida and the Southeast – including all of Florida north of Palm Beach County, Georgia, Louisiana, Alabama, Mississippi, North Carolina, South Carolina and Tennessee; (3) Northeast – including Connecticut, Maryland, Massachusetts, New York and Virginia; (4) West Coast – including California and Arizona; and (5) Other/Non-Retail – which is comprised of our non-retail assets.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of December 31, 2011, Publix Super Markets is our largest tenant and accounted for approximately 1.8 million square feet, or approximately 10.6% of our gross leasable area, and approximately $14.5 million, or 6.9%, of our annual minimum rent. As of December 31, 2011, we had outstanding receivables from Publix Super Markets of approximately $2.0 million. No other tenant accounted for over 5% of our annual minimum rent.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” The guidance under ASU 2011-04 amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Reclassifications out of accumulated other comprehensive income are to be presented either on the face of the financial statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Reclassification adjustments into net income need not be presented during the deferral period. This action does not affect the requirement to present items of net income, other comprehensive income and total comprehensive income in a single continuous or two consecutive statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (the revised standard)”. Under ASU No. 2011-08 companies have the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The guidance is effective for fiscal years beginning after December 15, 2011 and earlier adoption is permitted.

In December 2011, the FASB issued ASU No. 2011-10, “Derecognition of in Substance Real Estate”. The amendments in ASU 2011-10 resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The guidance emphasizes that the accounting for such transactions is based on their substance rather than their form. The amendments in the ASU should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Under ASU 2011-11 disclosures are required to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the ASU requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

We do not believe that the adoption of these new pronouncements listed above will have a material impact on our consolidated results of operations and financial condition at the dates that the new guidance will become effective.

3. Properties

The following table is a summary of the composition of income producing properties in the consolidated balance sheets:

	December 31,
	2011	2010
	(thousands)

Land and land improvements	$1,263,234	$895,480
Building and building improvements	1,592,853	1,147,973
Tenant improvements	99,518	73,792

	2,955,605	2,117,245
Less: accumulated depreciation	(299,106)	(248,528)

Income producing property, net	$2,656,499	$1,868,717

Capitalized Costs.

We capitalized external and internal costs related to development and redevelopment activities of $45.9 million and $544,000, respectively, in 2011 and $8.5 million and $487,000, respectively, in 2010. We capitalized external and internal costs related to other property improvements of $24.6 million and $173,000, respectively in 2011, and $16.9 million and $174,000, respectively, in 2010. We capitalized external and internal costs related to leasing activities of $4.0 million and $3.2 million, respectively, in 2011 and $2.7 million and $2.0 million, respectively, in 2010.

4. Acquisitions

The following table provides a summary of income producing property acquisition activity (other than CapCo which is discussed in Note 5 below) during the year ended December 31, 2011:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price	Mortgage Assumed
					(in thousands)
November 15, 2011	Culver Center (2)	Culver City	CA	216,578	$115,000	$64,000
October 27, 2011	Danbury Green (1)(2)	Danbury	CT	98,095	44,000	24,700
October 27, 2011	Southbury Green (1)(2)	Southbury	CT	156,215	48,900	21,000
October 5, 2011	Aventura Square (2)	Aventura	FL	113,450	55,500	—
September 1, 2011	90-30 Metropolitan Ave	Queens	NY	59,815	28,800	—
July 14, 2011	Ralph’s Circle Center	Long Beach	CA	59,837	15,000	—
May 16, 2011	161 W. 16th Street	New York	NY	56,870	55,000	—
March 16, 2011	Vons Circle West	Long Beach	CA	148,353	37,000	11,500
March 15, 2011	Circle Center West	Long Beach	CA	64,403	20,000	—

Total					$419,200	$121,200

(1)	We own a 60% interest through a consolidated VIE, as discussed further in Note 10.
(2)

The purchase price has been preliminarily allocated to real estate assets, debt, and redeemable noncontrolling interests. The purchase price and related accounting will be finalized after our valuation studies are complete.

In conjunction with the above property acquisitions, except for the acquisitions of Danbury Green, Southbury Green and Culver Center, we entered into reverse Section 1031 like-kind exchange agreements with third party intermediaries which are for a maximum of 180 days and allow us, for tax purposes, to defer gains on sale of other properties identified and sold within this period. Until the earlier of termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediaries are the legal owner of each respective property; however, we control the activities that most significantly impact the property and retain all of the economic benefits and risks associated with the property. Therefore, at the date of acquisition, we determined that we are the primary beneficiary of these VIEs and consolidated the properties and their operations as of each respective acquisition date noted above. As of December 31, 2011, legal ownership had been transferred by the qualified intermediaries for all of the properties except 90-30 Metropolitan Ave., which is considered a VIE.

During the year ended December 31, 2010, we acquired eight shopping centers for an aggregate purchase price of approximately $167.7 million, including mortgages assumed of approximately $56.7 million. We also acquired two outparcels for an aggregate cash purchase price of approximately $1.3 million.

During the years ended December 31, 2011, 2010 and 2009, excluding costs related to CapCo and DIM, we expensed approximately $7.0 million, $1.4 million and $0.4 million, respectively, of transaction-related costs in connection with completed or pending property acquisitions which are included in general and administrative costs in the consolidated statements of income. The purchase price related to the 2011 acquisitions listed in the above table was funded by the use of our line of credit, cash on hand, proceeds from dispositions and assumption of mortgages with a total principal balance of approximately $121.2 million which mature between February 5, 2015 and October 10, 2028, and bear interest at rates between 5.20% and 5.85%.

2009 Acquisition of a Controlling Interest in DIM Vastgoed, N.V.

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

The DIM exchange agreement provided for a subsequent closing with respect to the additional 766,573 DIM ordinary shares on or before January 1, 2011. As of January 14, 2009, we estimated the fair value of the contingent consideration payable by us at the subsequent closing as approximately $323,000 based on a Monte-Carlo simulation methodology. This valuation considered various assumptions, including time to maturity, applicable market volatility factors, and current market and selling prices for the underlying securities, both of which are traded on the open market. This value is classified at December 31, 2009 as contingent consideration and is included in the stockholders’ equity section of our consolidated balance sheet. As noted above, these shares were acquired in the first quarter of 2010 and the effect of such acquisition is not reflected in the 2009 financial statements.

In addition to the shares issued under the DIM exchange agreement, we acquired DIM shares through open market and private purchases bringing our ownership interest to approximately 97.8% and 97.4% at December 31, 2011 and 2010, respectively.

We expensed approximately $1.1 million and $1.6 million of acquisition-related costs related to DIM during the years ended December 31, 2010 and 2009, respectively. We did not incur any DIM acquisition-related costs during the year ended December 31, 2011.

5. Acquisition of a Controlling Interest in CapCo

On January 4, 2011, we acquired a controlling ownership interest in CapCo through a joint venture with LIH. At the time of the acquisition, CapCo, which was previously wholly-owned by LIH, owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA, including Serramonte Shopping Center in Daly City, Plaza Escuela in Walnut Creek, The Willows Shopping Center in Concord, 222 Sutter Street in San Francisco, and The Marketplace Shopping Center in Davis. LIH is a subsidiary of Capital Shopping Centres Group PLC, a United Kingdom real estate investment trust. The results of CapCo’s operations have been included in our consolidated financial statements from the date of acquisition. Our purchase price allocation has been finalized.

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

In addition, at the closing, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for approximately 4.1 million shares of our common stock and one share of our newly-established Class A common stock, that (i) was convertible into 10,000 shares of our common stock in certain circumstances and (ii) subject to certain limitations, entitled LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture shares held by LIH from time to time. Effective June 29, 2011, the one share of Class A common stock was converted in accordance with its terms into 10,000 shares of our common stock.

The joint venture shares received by LIH are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. LIH’s ability to participate in earnings of CapCo is limited to their right to receive distributions payable on their joint venture shares. These non-elective distributions are designed to mirror dividends paid on our common stock. As such, earnings attributable to the noncontrolling interest as reflected in our consolidated statement of income will be limited to distributions made to LIH on its joint venture shares. Distributions to LIH for the year ended December 31, 2011 were $9.5 million, which were equivalent to the per share dividends declared on our common stock, adjusted for certain prorations as stipulated by the terms of the transaction.

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

The fair value of the approximately 4.1 million shares of common stock transferred of $73.7 million was based on the closing market price of our common stock on the closing date of $18.15 per share.

We expensed approximately $7.2 million of acquisition-related costs in connection with the CapCo transaction of which $1.9 million was recorded in general and administrative expenses in the accompanying consolidated statements of income during the year ended December 31, 2011, and approximately $5.3 million was recorded in general and administrative expenses for the year ended December 31, 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, as well as retrospective adjustments made during the year ended December 31, 2011 (referred to as “measurement period adjustments”). See “Business Combinations” in Note 2 for the methods used to fair value the income producing properties and the related lease intangibles:

Amounts Recognized as of Acquisition Date (as Adjusted)
(In thousands)
Assets acquired:
Income producing properties	$434,902
Properties held for sale	36,317
Construction in progress	1,516
Cash and cash equivalents	23,412
Accounts and other receivables	988
Investments in and advances to joint ventures	47,411
Above-market leases	11,060
Other assets (1)	52,509

Total assets acquired	$608,115

Liabilities assumed:
Mortgage notes payable	$256,467
Unamortized premium on notes payable, net	5,346
Accrued expenses	10,937
Below-market leases	22,529
Tenant security deposits	871
Other liabilities	1,561

Total liabilities assumed	$297,711

Estimated fair value of net assets acquired	$310,404

(1)	“Other assets” includes, but is not limited to, intangible assets related to in-place leases, lease commissions and lease origination costs.

Simultaneously with the closing of the transaction, we contributed an additional $84.3 million to the joint venture in exchange for additional Class B joint venture shares, which amount was used to repay the remaining principal amount due on the mortgage loan secured by the Serramonte Shopping Center. Although the mortgage loan was paid off at closing, the liability is reflected in the fair value of net assets acquired above since the obligation became ours upon closing.

The fair values of the acquired intangible assets and liabilities, all of which have definite lives and are amortized, were assigned as follows:

	Fair Value	Remaining Weighted- Average Useful Life
	(In thousands)	(In Years)

In-place leases	$42,235	9.4
Above-market leases	11,060	7.3
Lease commissions	4,507	8.4
Lease origination costs	992	6.3
Below-market leases	22,529	21.3

As of the acquisition date, we classified three properties with fair values less costs to sell totaling approximately $36.3 million as held for sale. Results of these held for sale properties are included in “discontinued operations” on the consolidated statement of income.

The fair values of the mortgage notes payable were determined by use of present value techniques and appropriate market interest rates on a loan by loan basis. In valuing the mortgage notes at each property, we considered the loan-to-value (“LTV”) ratio, maturity date and other pertinent factors related to the loan as well as occupancy level, market location, physical property condition, asset class, cash flow and other factors related to collateral. At the time of valuation, the range of possible borrowing interest rates varied by property from 5% to 7%.

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

The fair value of the identifiable assets acquired and liabilities assumed exceeded the sum of the fair value of the consideration transferred and the fair value of the noncontrolling interest. The fair value of the assets acquired significantly increased from the date the original purchase terms were agreed upon until the closing of the transaction on January 4, 2011. As a result, we recognized a gain of approximately $30.6 million which is included in the line item entitled “gain on bargain purchase” in the consolidated statement of income for the year ended December 31, 2011. The following table provides a reconciliation of the gain on bargain purchase:

(In thousands)
Fair value of net assets acquired	$310,404
Fair value of consideration transferred	(73,698)
Fair value of noncontrolling interest	(206,145)

Gain on bargain purchase	$30,561

The amount of revenues and net loss of CapCo for the year ended December 31, 2011 included in our consolidated statements of income from the acquisition date were $53.3 million and $0.8 million, respectively, of which $4.7 million of net income is included in operations of income producing properties sold or held for sale.

The accompanying unaudited pro forma information for the years ended December 31, 2011 and 2010 is presented as if the acquisition of CapCo on January 4, 2011 had occurred on January 1, 2010. This pro forma information is based upon the historical financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of our operations would have been had the above occurred, nor do they purport to predict the results of operations of future periods. The unaudited pro forma information for the year ended December 31, 2011 was adjusted to exclude $30.6 million of gain on bargain purchase, $1.9 million of acquisition related costs, and $780,000 of reorganization costs related to the acquisition. The unaudited pro forma information for the year ended December 31, 2010 was adjusted to include $30.6 million of gain on bargain purchase and adjusted to exclude $5.3 million of acquisition related costs.

	Year Ended
	December 31,
	2011	2010
	(In thousands)
Unaudited pro forma information:
Revenues	$291,925	$277,216
Income from continuing operations	$409	$27,777

6. Property Dispositions

The following table provides a summary of disposition activity during the year ended December 31, 2011:

Date Sold	Property Name	City	State	Square Feet/Acres		Gross Sales Price
						(in thousands)

Income producing property sold
December 20, 2011	36 properties sold to an affiliate of Blackstone Real Estate Partners VII	Various	AL, FL, GA, MD, NC, SC, TN	3,866,571		$473,052
October 13, 2011	595 Colorado	Pasadena	CA	85,860		16,650
October 5, 2011	Park Plaza	Sacramento	CA	72,649		12,689
September 30, 2011	Trio Apartments(1)	Pasadena	CA	284,989		112,200
September 1, 2011	Pacific Financial Center(1)	Los Angeles	CA	212,933		49,500
July 29, 2011	Lancaster Shopping Center/Lancaster Plaza	Lancaster	SC	106,447		900
June 22, 2011	Mandarin Mini	Jacksonville	FL	52,420		1,250
May 13, 2011	Country Walk Plaza(2)	Miami	FL	100,686		27,750
May 13, 2011	Veranda Shoppes(2)	Plantation	FL	44,888		11,675

						705,666

Outparcels sold
October 13, 2011	Riverside - Citgo	Coral Springs	FL	32,156		1,650
August 25, 2011	Riverside - Land parcel	Coral Springs	FL	39,335		1,550
July 7, 2011	Walden Woods - Taco Bell	Plant City	FL	2,924		716
June 28, 2011	Sunlake - Land parcel	Miami	FL	6.50	(3)	1,250

						5,166

Total Sold						$710,832

(1)	Property held in a joint venture. The sales price is presented gross.
(2)	Property sold to a joint venture in which we hold a 30% interest.
(3)	In acres.

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

Discontinued Operations

We report as discontinued operations, properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income/loss on the consolidated statements of income under the caption discontinued operations. This reporting has resulted in certain reclassifications of financial statement amounts.

On December 20, 2011, we sold 36 shopping centers predominantly located in the Atlanta, Tampa and Orlando markets to an affiliate of Blackstone Real Estate Partners VII (“Blackstone”) for a total sales price of $473.1 million, inclusive of the assumption of mortgages having an aggregate principal balance of approximately $155.7 million (as adjusted for subsequent pay-offs of $9.9 million) as of the date of sale. The operations of these properties and the related assets and liabilities are included in discontinued operations in the accompanying consolidated financial statements for all periods presented, and are included in assets held for sale or sold in our consolidated balance sheet as of December 31, 2010. We anticipate undertaking Section 1031 tax deferred exchange transactions in connection with the sale of several of these properties. We recognized an aggregate impairment loss of $33.8 million related to this sale.

Subsequent to year end, we entered into a contract to sell a property in California for $53.8 million, including the assumption of $27.3 million of indebtedness. This disposition is past its due diligence period under the applicable purchase and sale agreement. In addition, on January 20, 2012 we sold the land underlying a shopping center located in Lafayette Parish, Louisiana, for $750,000. These two properties are classified as held for sale at December 31, 2011.

The components of income and expense relating to discontinued operations for the years ended December 31, 2011, 2010 and 2009 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2011, 2010 and 2009 and the operations for the applicable period for those assets classified as held for sale as of December 31, 2011:

	2011	2010	2009
	(In thousands)

Rental revenue	$59,939	$54,957	$58,250
Expenses:
Property operating expenses	16,199	14,055	14,930
Rental property depreciation and amortization	12,233	16,949	18,672
General and administrative expenses	59	55	375

Operations of income producing property	31,448	23,898	24,273
Interest expense	(15,272)	(13,675)	(17,429)
Equity in income in unconsolidated joint ventures	704	—	—
Gain on disposal of income producing properties	4,407	2,257	7,127
Impairment loss on income producing properties held for sale or sold	(35,925)	(130)	—
Income tax benefit	29,575	2,041	1,908
Other income (expense)	10	22	(56)

Income from discontinued operations	$14,947	$14,413	$15,823

Net loss attributable to noncontrolling interests – discontinued operations	33	439	1,241

Income from discontinued operations attributable to Equity One, Inc.	$14,980	$14,852	$17,064

During the years ended December 31, 2011 and 2010, we recognized an impairment loss on discontinued operations of $35.9 million and $130,000, respectively. There was no impairment on discontinued operations recognized for the year ended December 31, 2009. See Note 7 for further discussion of these impairment losses.

During the year ended December 31, 2011, we recognized a tax benefit of $29.6 million primarily attributable to a reversal of a deferred tax liability associated with properties sold to an affiliate of Blackstone. The deferred tax liability was initially established upon our acquisition of DIM Vastgoed, N.V. in 2009.

The amount of interest expense included in discontinued operations above is $15.3 million, $13.7 million and $17.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest expense includes interest on debt that is to be assumed by the buyer or interest on debt that is required to be repaid as a result of the disposal transaction.

7. Impairment

The following table is a summary of the impairment loss recorded in the accompanying consolidated statements of income:

	2011	2010	2009
	(In thousands)

Goodwill	$1,155	$557	$369
Land held for development	11,766	—	—
Properties held for use	8,490	—	—

Impairment loss recognized in continuing operations	21,411	557	369

Properties held for sale or sold	35,925	130	—

Impairment loss recognized in discontinued operations	35,925	130	—

Total impairment loss	$57,336	$687	$369

Goodwill

We perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. We estimate the fair value of the reporting unit using discounted projected future cash flows. If the carrying value of the reporting unit exceeds its fair value, an impairment is recorded. As a result of our analysis, we recognized $1.2 million, $557,000 and $369,000 of impairment losses in continuing operations, for the years ended December 31, 2011, 2010 and 2009, respectively, and we recognized goodwill impairment losses in discontinued operations of $1.2 million and $130,000 for the years ended December 31, 2011 and 2010, respectively.

Land Held for Development

We measure the recoverability of development projects by comparing the carrying amount to estimated future undiscounted cash flows. Impairment is recognized when the expected undiscounted cash flows for a development project are less than its carrying amount, at which time the property is written-down to fair value. During the year ended December 31, 2011, we recognized $11.8 million of impairment losses on certain development projects for which management’s development intentions changed regarding the future status of the projects and considering the increased likelihood that management may sell the land parcels prior to development. We did not recognize any impairment losses on development projects in 2010 and 2009.

Properties Held for Use

We review properties held for use for impairment on a property by property basis when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant, and Equipment Topic of the FASB ASC. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written-down to fair value. During the year ended December 31, 2011, we recognized $8.5 million of impairment losses on certain properties located in secondary markets for which our anticipated holding periods have been reconsidered. We did not record any such impairment in 2010 and 2009. The analysis in 2011 included an assessment of each property based on the increased likelihood that holding periods may be shorter than previously estimated due to management’s updated disposition plans. The expected cash flows considered the estimated holding period of the assets and the exit price in the event of disposition.

Properties Held for Sale

Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by us typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented. During the year ended December 31, 2011, we recognized an impairment loss of $34.7 million, related to properties held for sale based on executed sales contracts. We did not recognize an impairment loss during the years ended December 31, 2010 and 2009.

8. Accounts and Other Receivables

The following table is a summary of the composition of accounts and other receivables in the consolidated balance sheets:

	December 31,
	2011	2010
	(In thousands)

Tenants	$18,110	$14,195
Other	4,945	2,036
Allowance for doubtful accounts	(5,265)	(3,672)

Total accounts and other receivables, net	$17,790	$12,559

For the years ended December 31, 2011, 2010 and 2009, we recognized bad debt expense (net of amounts reclassified to discontinued operations of $700,000, $640,000, and $780,000, respectively) of $2.2 million, $1.8 million and $3.9 million, respectively, which is included in property operating expenses in the accompanying consolidated statements of income. The table above does not include accounts and other receivable balances reclassified to held for sale assets of $2.6 million as of December 31, 2010.

9. Investments in Joint Ventures

As of December 31, 2011, our investments in and advances to unconsolidated joint ventures was composed of the following:

				Investment Balance
	Number of			December 31,	December 31,
Joint Venture	Properties	Location	Ownership	2011	2010
				(In thousands)
Investments in unconsolidated joint ventures:

GRI-EQY I, LLC(1)	10	GA, SC, FL	10.0%	$7,705	$7,046
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,215	3,109
Madison 2260, Realty, LLC(5)	1	NY	8.6%	1,066	1,066
Madison 1235, Realty, LLC(5)	1	NY	20.1%	1,000	1,000
Talega Village Center JV, LLC(2)	1	CA	50.5%	3,620	3,916
Vernola Marketplace JV, LLC(2)	1	CA	50.5%	7,433	8,127
Parnassus Heights Medical Center	1	CA	50.0%	13,695	—
Equity One JV Portfolio, LLC(3)	3	FL, MA	30.0%	11,393	—

Total				49,127	24,264

Advances to unconsolidated joint ventures (4)				1,031	35,472

Investments in and advances to unconsolidated joint ventures				$50,158	$59,736

(1)	The investment balance is presented net of deferred gains of $3.3 and $2.9 million associated with the disposition of assets by us to the joint venture at December 31, 2011 and 2010, respectively.
(2)	Our effective interest is 48% when considering the 5% noncontrolling interest held by Vestar.
(3)	The investment balance is presented net of a deferred gain of approximately $404,000 associated with the disposition of assets by us to the joint venture.
(4)	Included in this amount at December 31, 2010 is the $35.0 million bridge loan to the Rockwood JVs, which was repaid to us during 2011.
(5)	Investment is accounted for under the cost method.

Equity in income of unconsolidated joint ventures totaled approximately $4.8 million for the year ended December 31, 2011. We recorded $116,000 and $88,000 of equity in losses of unconsolidated joint ventures for the years ended December 31, 2010 and 2009, respectively. Fees paid to us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying consolidated statements of income, totaled approximately $1.8 million, $1.3 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Equity One/Vestar Joint Ventures

In December 2010, we acquired ownership interests in three properties through joint ventures. Two of the properties are located in California and were acquired through partnerships (the “Equity One/Vestar JVs”) with Vestar Development Company (“Vestar”). In both of these joint ventures, we hold a 95% interest, and they are consolidated. Each Equity One/Vestar JV holds a 50.5% ownership interest in each of the California properties through two separate joint ventures with Rockwood Capital (the “Rockwood JVs”). The Equity One/Vestar JVs’ ownership interests in the properties are accounted for under the equity method. Included in our original investment were two bridge loans with an aggregate balance of $35.0 million, secured by the properties, made by the Equity One/Vestar JVs to the Rockwood JVs as short-term financing until longer-term mortgage financing was obtained. During the third quarter of 2011, the bridge loans and related accrued interest were repaid to us in full with proceeds from new mortgages obtained by the joint ventures.

Upon formation, the Rockwood JVs were considered VIEs for which the Equity One/Vestar JVs, which we control, were not the primary beneficiaries due to shared control and lack of financial interest. Since the bridge loans were repaid to us during 2011 and the Rockwood JVs were able to secure long term mortgage financing from a third party lender, the Rockwood JVs are no longer considered VIEs.

CapCo Joint Ventures

In connection with the CapCo acquisition on January 4, 2011, we acquired ownership interests in three properties located in California through joint ventures, tenants-in-common or other shared ownership. The joint ventures included Pacific Financial Center, Parnassus Heights Medical Center, and Trio Apartments. The aggregate fair value of these joint ventures as of January 4, 2011 was $47.4 million. Our ownership interests in these properties are/were accounted for under the equity method.

In September 2011, the property held by the Pacific Financial Center joint venture was sold. Our proportionate share of the gain, $4.3 million, is included in equity in income (loss) of unconsolidated joint ventures in the consolidated statements of income for the year ended December 31, 2011.

In September 2011, the property held by the Trio Apartments joint venture was sold. Immediately preceding the sale of the property to a third party, we purchased our partner’s interest in the joint venture and consolidated the entity prior to the sale of the asset. As a result of the consolidation and corresponding remeasurement of our investment balance, a gain on sale of $3.2 million and our pro-rata share of the income of the joint venture of $704,000 for the year ended December 31, 2011 included in discontinued operations in the consolidated statements of income.

In addition, in connection with our acquisition of CapCo, we acquired a special purpose entity which held a 58% controlling interest in the Senator office building located in Sacramento, California. At the time of our acquisition, the special purpose entity and the other co-owners in the Senator building were in default of a $38.3 million non-recourse loan secured by the property. As a result of the continuing default, the lender and special servicer accelerated the loan and foreclosed on the property on September 20, 2011. It was our intention when we acquired our interest in the property to relinquish title. Accordingly, at the time of acquisition, we assigned no value to our interest in this special purpose entity.

New York Common Retirement Fund Joint Venture

In May 2011, we sold two operating properties, Country Walk Plaza in Miami, Florida and Veranda Shoppes in Plantation, Florida to a newly formed joint venture between us and New York State Common Retirement Fund (“CRF”) for gross proceeds of approximately $39.4 million. We recognized a gain of approximately $971,000, net of the deferred amount of approximately $404,000 due to our continuing involvement in the joint venture, which is included in gain on sale of real estate in the consolidated statements of income for the year ended December 31, 2011. CRF holds a 70% interest in the joint venture and we own a 30% interest. We perform the day to day accounting and property management functions for the joint venture and, as such, earn a management fee for the services provided. Our ownership interest in this joint venture is accounted for under the equity method.

In December 2011, the joint venture purchased an operating property located in Framingham, Massachusetts, for an aggregate purchase price of $23.2 million, which included the assumption of $10.4 million of mortgage debt.

10. Variable Interest Entities

Included within our consolidated operating properties at December 31, 2011 are two consolidated joint venture properties, Danbury Green and Southbury Green, and one consolidated property, 90-30 Metropolitan Ave., that are held through VIEs and for which we are the primary beneficiary. All of these entities have been established to own and operate real estate property. Our involvement with these entities is through our majority ownership of the properties. These entities were deemed VIEs primarily because they may not have sufficient equity at risk for them to finance their activities without additional subordinated financial support from other parties. Specifically, with respect to the VIEs holding the Danbury Green and Southbury Green properties, we determined that the interests held by the other equity investors were not equity investments at risk pursuant to the Consolidation Topic of the FASB ASC and also gave consideration to the maturity of certain debt obligations of the entities. Additionally, as it relates to the VIE holding 90-30 Metropolitan Ave., we also determined that the equity investors, whose investment was not sufficient for the entity to finance its activities, do not have the characteristics of a controlling financial interest. We determined that we are the primary beneficiary of these VIEs as a result of our having the power to direct the activities that most significantly impact their economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIEs.

At December 31, 2011, total assets of these VIEs were approximately $138.2 million and total liabilities were approximately $62.4 million, including $45.7 million of non-recourse mortgage debt. The classification of these assets is primarily within real estate and the classification of liabilities is primarily within mortgages payable and redeemable and nonredeemable noncontrolling interests in the consolidated balance sheets (as discussed further in Note 17).

The majority of the operations of these VIEs are funded with cash flows generated from the properties. We have not provided financial support to any of these VIEs that we were not previously contractually required to provide, which consists primarily of funding any capital expenditures, including tenant improvements, which are deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may experience. Costs are funded with capital contributions from us and the outside partners in accordance with our respective ownership percentages.

11. Mezzanine Loan Receivable

On July 5, 2011, we invested in a $45.0 million junior mezzanine loan (“Mezzanine Loan”) indirectly secured by a portfolio of seven California shopping centers which had an aggregate appraised value of approximately $272.0 million at the time we acquired the Mezzanine Loan. The Mezzanine Loan is subordinated in right of payment to a $120.0 million mortgage loan and a $60.0 million senior mezzanine loan, matures on July 9, 2013 subject to the borrower’s ability to extend the maturity date for three additional one-year periods, and bears interest at 8.46% per annum plus one month LIBOR (subject to a 0.75% per annum LIBOR floor). At December 31, 2011, the Mezzanine Loan bore interest of 9.21%. We capitalized $108,000 in net fees paid relating to the acquisition of this loan and are amortizing these amounts against interest income over the initial two-year term. As of December 31, 2011, the loan was performing, and the carrying amount of the loan was $45.3 million. This carrying amount also reflects our maximum exposure to loss related to this investment.

12. Goodwill

During the years ended December 31, 2011, 2010 and 2009, we recorded goodwill impairment losses of $1.2 million, $557,000 and $369,000, respectively, which are included in impairment loss in continuing operations in the accompanying consolidated statements of income.

The following table provides a summary of goodwill activity in the consolidated balance sheets:

	Year Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$9,561	$10,118
Impairment	(1,155)	(557)

Balance at end of period	$8,406	$9,561

The following table presents goodwill by segment for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(In thousands)
South Florida	$2,028	$2,327
North Florida and Southeast	6,378	7,234

Total	$8,406	$9,561

13. Other Assets

The following is a summary of the composition of the other assets in the consolidated balance sheets:

	December 31,
	2011	2010
	(In thousands)

Lease intangible assets, net	$92,559	$44,740
Leasing commissions, net	28,755	17,708
Straight-line rent receivable, net	17,270	15,023
Deposits and mortgage escrow	34,567	17,964
Deferred financing costs, net	8,676	5,988
Prepaid and other expenses	2,178	1,193
Furniture and fixtures, net	2,234	1,408

Total other assets	$186,239	$104,024

The following is a summary of the composition of our intangible assets and accumulated amortization in the consolidated balance sheets:

	December 31,
	2011	2010
	(In thousands)
Lease intangible assets:
Above-market leases	$19,592	$9,434
In-place lease interests	107,696	52,236
Lease origination costs	4,185	3,104
Lease incentives	4,371	1,527

Total intangibles	135,844	66,301

Accumulated amortization:
Above-market leases	$6,429	$3,147
In-place lease interests	33,295	16,056
Lease origination costs	2,486	2,066
Lease incentives	1,075	292

Total accumulated amortization	43,285	21,561

Lease intangible assets, net	$92,559	$44,740

Included in the consolidated statement of income for the years ended December 31, 2011, 2010 and 2009 is $20.6 million, $10.0 million and $9.6 million, respectively, of net amortization expense related to lease intangible assets and lease intangible liabilities. The amortization for the next five years for the recorded intangible assets is approximately $19.4 million, $15.0 million, $11.4 million, $8.8 million and $6.6 million, respectively.

14. Borrowings

Mortgage Notes Payable

The following table is a summary of our mortgage notes payable balances in the consolidated balance sheets:

	December 31,
	2011	2010
	(In thousands)
Mortgage Notes Payable

Fixed rate mortgage loans	$471,754	$354,379
Unamortized premium, net	10,521	950

Total	$482,275	$355,329

Weighted-average interest rate of fixed rate mortgage notes	6.18%	6.59%

Included in liabilities associated with assets held for sale are mortgage notes payable of $27.3 million and $179.3 million at December 31, 2011 and 2010, respectively, with a weighted average interest rate of 5.39% and 5.63%, respectively.

Each of the existing mortgage loans is secured by a mortgage on one or more of our properties. Certain mortgage loans with an aggregate principal balance of $40.1 million contain prohibitions on transfers of ownership which may have been violated by our previous issuances of common stock or in connection with past acquisitions and may be violated by transactions involving our capital stock in the future. If a violation were established, it could serve as a basis for a lender to accelerate amounts due under the affected mortgage. To date, no lender has notified us that it intends to accelerate its mortgage. In the event that the mortgage holders elect to accelerate, we will repay the remaining mortgage from existing resources, refinance such mortgages, or borrow under our revolving lines of credit or other sources of financing. Based on discussions with various lenders, current credit market conditions and other factors, we believe that the mortgages will not be accelerated. Accordingly, we believe that the violations of these prohibitions will not have a material adverse impact on our results of operations or financial condition or cash flows.

During the years ended December 31, 2011 and 2010, we prepaid $146.8 million (excluding the Serramonte mortgage that was repaid at the closing of the CapCo transaction) and $61.2 million in mortgage loans with a weighted-average interest rate of 6.33% and 8.34%, respectively.

In connection with our acquisition of CapCo, we assumed mortgage indebtedness of $172.0 million with a weighted average interest rate of 6.18% and maturity dates through November 15, 2019, excluding the mortgage loan on Serramonte which was repaid at acquisition. Additionally, we assumed mortgages with a total principal balance of approximately $121.2 million related to our acquisitions of Vons Circle Center, Culver Center, Danbury Green and Southbury Green. These mortgages mature between February 5, 2015 and October 10, 2028 with payments based on 25-year to 30-year amortization schedules at fixed interest rates between 5.20% and 5.85%.

Unsecured Senior Notes

Our outstanding unsecured senior notes payable in the consolidated balance sheets consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Unsecured Senior Notes Payable
7.84% Senior Notes, due 1/23/12	$10,000	$10,000
6.25% Senior Notes, due 12/15/14	250,000	250,000
5.375% Senior Notes, due 10/15/15	107,505	107,505
6.0% Senior Notes, due 9/15/16	105,230	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.0% Senior Notes, due 9/15/17	116,998	116,998

Total Unsecured Senior Notes	691,136	691,136
Unamortized discount, net	(2,340)	(2,755)

Total	$688,796	$688,381

Weighted-average interest rate, net of discount adjustment	6.06%	6.06%

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

Unsecured Revolving Credit Facilities

Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. The facility bears interest at applicable LIBOR plus a margin of 1.00% to 1.85%, depending on the credit ratings of our senior unsecured notes. The facility also includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.175% to 0.450% per annum depending on the credit ratings of our senior unsecured notes. Based on our credit ratings at December 31, 2011, the interest rate margin applicable to amounts outstanding under the facility is 1.55% per annum and the facility fee is 0.30% per annum. The facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $50.0 million swing line facility for short term borrowings, a $50.0 million letter of credit commitment and a $61.3 million multicurrency subfacility. The facility expires on September 30, 2015, with a one year extension at our option. The facility contains a number of customary restrictions on our business, including restrictions on our ability to make certain investments, and also includes various financial covenants, including a minimum tangible net worth requirement, maximum unencumbered and total leverage ratios, a maximum secured indebtedness ratio, a minimum fixed charge coverage ratio and a minimum unencumbered interest coverage ratio. The facility also contains customary affirmative covenants and events of default, including a cross default to our other material indebtedness and the occurrence of a change of control. If a material default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of December 31, 2011, we had drawn $138.0 million against the facility, which bore interest at 1.85%. There was no outstanding balance on our credit facility as of December 31, 2010.

We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of December 31, 2011 and 2010. This facility provides for the issuance of up to $15.0 million in outstanding letters of credit. The facility bears interest at the rate of LIBOR plus 1.40% and expires on May 8, 2012.

As of December 31, 2011, the maximum availability under these credit facilities was approximately $447.3 million, net of outstanding letters of credit and subject to the covenants in the loan agreements.

Principal maturities of the notes payable are as follows:

Year Ending December 31,	Amount
(In thousands)
2012	$28,780
2013	54,253
2014	264,861
2015	290,572
2016	244,387
Thereafter	418,037

Total	$1,300,890

Interest costs incurred, excluding amortization and accretion of discount and premium, were $86.6 million, $77.3 million and $72.7 million in the years ended December 31, 2011, 2010 and 2009, respectively, of which $2.3 million, $2.2 million and $1.4 million, respectively, were capitalized.

15. Other Liabilities

The following is a summary of the composition of other liabilities in the consolidated balance sheets:

	December 31,
	2011	2010
	(in thousands)

Lease intangible liabilities, net	$156,495	$69,007
Prepaid rent	6,882	5,687
Other	811	104

Total other liabilities	$164,188	$74,798

At December 31, 2011 and 2010, the gross carrying amount of our lease intangible liabilities was $187.5 million and $89.4 million, respectively, and the accumulated amortization was $31.0 million and $20.4 million, respectively. Our intangible liabilities are solely composed of below-market rent adjustments. The accretion for the next five years for the recorded intangible liabilities is approximately, $14.9 million, $13.8 million, $12.9 million, $11.9 million and $9.3 million, respectively.

16. Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We have distributed sufficient taxable income for the years ended December 31, 2010, 2009 and 2008; therefore, no federal income or excise taxes were incurred. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries (“TRSs”). Accordingly, the only provision for federal income taxes in our consolidated financial statements relates to our consolidated TRSs.

Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit after 2007.

The following table reconciles GAAP net income to taxable income:

	Year Ended December 31,
	2011 (Estimated)	2010 (Actual)	2009 (Actual)
	(In thousands)

GAAP net income attributable to Equity One	$33,621	$25,112	$83,817
Net (income) loss attributable to taxable REIT subsidiaries (1)	63,319	7,842	(20,160)

GAAP net income from REIT operations	96,940	32,954	63,657

Book/tax differences for joint ventures	(3,007)	(1,929)	(1,967)
Book/tax difference for depreciation	7,125	3,236	2,913
Book/tax difference on sale of property	(47,795)	(1,386)	(4,402)
Bargain purchase gain	(30,561)	—	—
Book/tax difference on exercise of stock options and restricted shares	3,640	4,928	2,017
Book/tax difference for interest expense	1,002	(180)	985
Deferred/prepaid/above and below-market rents, net	(1,136)	318	(1,970)
GAAP impairment loss	14,155	525	369
Inclusion from foreign taxable REIT subsidiary	10,857	—	—
Deferred gain on extinguishment of debt	—	—	(4,872)
Book/tax difference for amortization	(272)	842	(7,474)
Book/tax difference for acquisition costs	5,942	7,057	—
Other book/tax differences, net	(101)	26	(1,209)

Adjusted taxable income subject to 90% dividend requirements	$56,789	$46,391	$48,047

(1)	2009 includes gain on acquisition of controlling interest in subsidiary of $27.5 million, related to the consolidation of DIM.

The following summarizes the tax status of dividends paid:

	Year Ended December 31,
	2011	2010	2009

Dividend paid per share	$0.88	$0.88	$1.12
Ordinary income	51.80%	50.74%	47.92%
Return of capital	39.13%	47.08%	48.68%
Capital gains	9.07%	2.18%	3.40%

Taxable REIT Subsidiaries (“TRS”)

We are subject to federal, state and local income taxes on the income from our TRS activities, which include IRT Capital Corporation II (“IRT”), Southeast US Holdings, BV (“Southeast”), DIM Vastgoed, N.V. (“DIM”) and MCC Redondo Beach II, LLC (“Redondo”). IRT and Southeast are wholly-owned subsidiaries. At December 31, 2011, Southeast owned an economic interest in DIM of 97.8%. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no income taxes in the Netherlands.

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

Our total pre-tax earnings and provision for income taxes relating to our TRS and taxable entities which have been consolidated for accounting reporting purposes are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

U.S. loss before income taxes	$(97,219)	$(9,265)	$(8,327)
Foreign (loss) income before income taxes	(739)	(2,342)	23,470

Total (loss) income before income taxes	(97,958)	(11,607)	15,143
Less (provision) benefit for income taxes:
Current federal and state	(405)	430	90
Deferred federal and state	35,044	3,335	4,927

Total tax benefit	$34,639	$3,765	$5,017

Net (loss) income from taxable REIT subsidiaries	$(63,319)	$(7,842)	$20,160

Our pre-tax earnings from continuing operations and provision for income taxes for continuing operations included above relating to our TRS and taxable entities which have been consolidated for accounting reporting purposes are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

U.S. income (loss) before income taxes	$11,794	$8,765	$(40,556)
Foreign (loss) income before income taxes	(739)	(2,342)	23,470

Total income (loss) before income taxes	11,055	6,423	(17,086)
Less (provision) benefit for income taxes:
Current federal and state	(97)	430	90
Deferred federal and state	5,161	1,294	3,019

Total tax benefit	$5,064	$1,724	$3,109

Net (loss) income from taxable REIT subsidiaries	$16,119	$8,147	$(13,977)

We recorded an income tax benefit from discontinued operations of $29.6 million, $2.0 million and $1.9 million during the years ended December 31, 2011, 2010 and 2009, respectively. The tax benefits recorded related to discontinued operations are primarily attributable to the reversal of a deferred tax liability associated with properties held for sale by DIM and IRT and, to a lesser extent, by net operating losses.

The total income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to net income before income taxes as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Federal benefit (provision) at statutory tax rate (1)	$34,205	$4,040	$(5,043)
State taxes, net of federal benefit	3,187	406	392
Gain on acquisition of DIM	—	—	7,013
Adjustment to DIM gain	(3,315)	—	—
Foreign tax rate differential	(2)	(48)	2,224
Other	574	(622)	(721)
Valuation allowance (increase) decrease	(10)	(11)	1,152

Total tax benefit	$34,639	$3,765	$5,017

(1)	Rate of 34% or rate of 35% used, dependent on the projected taxable income levels of our TRSs.

The income tax benefit (provision) for continuing operations differs from the amount computed by applying the statutory federal income tax rate to net income before income taxes as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Federal benefit (provision) at statutory tax rate (35%)	$3,869	$2,248	$(5,980)
State taxes, net of federal benefit	442	257	(683)
Gain on acquisition of DIM	—	—	7,013
Foreign tax rate differential	(2)	(48)	2,224
Other	765	(722)	(617)
Valuation allowance (increase) decrease	(10)	(11)	1,152

Total tax benefit	$5,064	$1,724	$3,109

Our deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)

Deferred tax assets:
Disallowed interest	$3,034	$3,567
Net operating loss	3,473	8,471
Other	212	443
Valuation allowance	(205)	(195)

Total deferred tax assets	6,514	12,286

Deferred tax liabilities:
Other real estate investments	(16,532)	(48,871)
Mortgage revaluation	(1,233)	(9,327)
Other	(229)	(611)

Total deferred tax liabilities	(17,994)	(58,809)

Net deferred tax liability	$(11,480)	$(46,523)

The tax deduction for interest paid by the TRS to the REIT is subject to certain limitations pursuant to U.S. federal tax law. Such interest may only be deducted in any tax year in which the TRS’ income exceeds certain thresholds. Such disallowed interest may be carried forward and utilized in future years, subject to the same limitation. At December 31, 2011, IRT had approximately $8.0 million of disallowed interest carry forwards, with a tax value of $3.0 million. This carry forward does not expire. IRT expects to realize the benefits of its net deferred tax assets of approximately $3.2 million as of December 31, 2011, primarily from identified tax planning strategies, as well as projected taxable income. Southeast had a net operating loss carry forward of $804,000 at December 31, 2011. This carry forward begins to expire in 2016. A valuation allowance of $205,000 is provided for this asset. As of December 31, 2011, DIM had federal and state net operating loss carry forwards of $5.8 million and $9.2 million, respectively. These carry forwards begin to expire in 2027.

17. Noncontrolling Interests

Noncontrolling interest represents the portion of equity that we do not own in those entities that we consolidate. We account for and report our noncontrolling interest in accordance with the provisions under the Consolidation Topic of the FASB ASC.

We are involved in the following investment activities in which we have a controlling interest:

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of ours, formed a limited partnership as a general partner. Walden Woods Village, an income producing shopping center, was contributed by its owners (the “Noncontrolling Partners”), and we contributed 93,656 shares of our common stock to the limited partnership at an agreed-upon price of $10.30 per share. Under the terms of the agreement, the Noncontrolling Partners do not share in any earnings of the partnership, except to the extent of dividends received by the partnership for the shares originally contributed by us. Based on the per-share price and the net value of property contributed by the Noncontrolling Partners, the limited partners received 93,656 partnership units. We have entered into a redemption agreement with the Noncontrolling Partners whereby the Noncontrolling Partners can request that we purchase their partnership units at a price of $10.30 per unit at any time before January 1, 2014. In accordance with the Distinguishing Liabilities subtopic from the Equity Topic of the FASB ASC, the value of the redeemable noncontrolling interest of $989,000 is included in the mezzanine section of our consolidated balance sheet, separate from permanent equity, until the earlier of January 1, 2014 or upon election by the Noncontrolling Partners to redeem their partnership units. We have also entered into a conversion agreement with the Noncontrolling Partners pursuant to which, following notice, the Noncontrolling Partners can convert their partnership units into our common stock. The Noncontrolling Partners have not exercised their redemption or conversion rights, and their noncontrolling interest remains valued at $989,000 at December 31, 2011.

Two of our joint ventures in which we have a controlling interest, together, own our Sunlake development project. We have funded all of the acquisition costs, are required to fund any necessary development and operating costs, receive an 8% preferred return on our advances, have reimbursement rights of all capital outlays upon disposition of the property, and are entitled to 60% of the profits thereafter. The minority partners are not required to make contributions and, to date, have not contributed any capital. Noncontrolling interest will not be recorded until the equity in the property surpasses our capital expenditures and cumulative preferred return.

On January 14, 2009, we acquired a controlling interest in DIM which required us to consolidate DIM’s results as of the acquisition date. Upon consolidation, we recorded $25.8 million of noncontrolling interest which represented the fair value of the portion of DIM’s equity that we did not own upon acquisition. Subsequent changes to the noncontrolling interest in stockholders’ equity result from the allocation of losses, and additional shares purchased from the noncontrolling interests. Our ownership in DIM as of December 31, 2011 was 97.8%.

The following table shows the effects on our equity resulting from the changes in our ownership interest in consolidated subsidiaries:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Net income attributable to Equity One, Inc.	$33,621	$25,112	$83,817
Increase in our paid-in capital for purchases of 33,213, 2,637,488 and 5,367,817 DIM ordinary shares for the years ended December 2011, 2010 and 2009, respectively	—	7,562	16

Net transfers from noncontrolling interest	—	7,562	16

Change from net income attributable to Equity One, Inc. and transfers from noncontrolling interest	$33,621	$32,674	$83,833

In December 2010, we acquired controlling interests in three joint ventures with Vestar which required us to consolidate their results as of the acquisition date. Upon consolidation, we recorded $5.2 million of noncontrolling interest which represented the fair value of the portion of the joint venture equity that we did not own upon acquisition. For the Equity One/Vestar JVs, $609,000 and $2.4 million of noncontrolling interest is recorded in permanent equity in our consolidated balance sheets at December 31, 2011 and 2010, respectively. The Vestar Arizona JV contains certain provisions which may require us to redeem the noncontrolling interest at fair market value at Vestar’s option. Due to the redemption feature, we have recorded the $2.9 million of noncontrolling interest associated with this venture in the mezzanine section of our consolidated balance sheets at December 31, 2011 and 2010, which approximates redemption value. The carrying amount of Vestar’s redeemable noncontrolling interest will be increased by periodic accretions, which shall be recognized against paid-in capital, such that the carrying amount of the noncontrolling interest will equal the mandatory redemption amount.

We acquired a controlling interest in CapCo on January 4, 2011 which required us to consolidate CapCo’s results as of the acquisition date. We recorded $206.1 million of noncontrolling interest upon consolidation, which represented the fair value of the portion of CapCo’s equity that we did not own upon acquisition. The $206.1 million of noncontrolling interest is reflected in the stockholders’ equity section of our consolidated balance sheet as permanent equity at December 31, 2011. Since LIH, the noncontrolling party, only participates in the earnings of CapCo to the extent of dividends declared on our common stock and considering that dividends are generally declared and paid in the same quarter, subsequent changes to the noncontrolling interest will only occur if dividends are declared but not paid, or if we acquire all or a portion of LIH’s interest or if its LLC shares in CapCo are converted into our common stock. See Note 5 above for a discussion of the CapCo joint venture.

In October 2011, we acquired a 60% controlling interest in two VIEs, Danbury 6 Associates LLC and Southbury 84 Associates LLC. We determined that we are the primary beneficiary of these entities and, accordingly, we consolidated their results as of the acquisition date. Upon consolidation, we recorded $19.0 million of noncontrolling interest which represented the estimated fair value of the preferred equity interests which are entitled to a cumulative 5% annual preferred return, held by the noncontrolling interest holders. The operating agreements contain certain provisions which may require us to redeem the noncontrolling interest at the balance of their contributed capital as adjusted for unpaid preferred returns due to them pursuant to the operating agreements. Due to the redemption feature, we have recorded the $19.0 million of noncontrolling interest associated with this venture in the mezzanine section of our consolidated balance sheet at December 31, 2011, which approximates redemption value. Together with our valuation advisors, we are in the process of determining the fair market value of the redeemable noncontrolling interests as of the acquisition date, and thus, the accounting for these business combinations has not yet been finalized. The carrying amount of the redeemable noncontrolling interest is increased by periodic accretions of a preferred return of 5%, and will be decreased by payments made to the noncontrolling partner which shall be recognized as income attributable to the noncontrolling interest holders for the period, such that the carrying amount of the noncontrolling interest will equal the mandatory redemption amount. Income attributable to the noncontrolling interest holders and amounts paid to them during year ended December 31, 2011 were $168,000 and $89,000, respectively.

The following table summarizes our noncontrolling interests as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)

The Berries LLC (1)	$18,962	$—
VTC, LLC. (2)	2,853	2,875
Walden Woods Village, Ltd.	989	989

Total redeemable noncontrolling interests	$22,804	$3,864

CapCo	$206,145	$—
DIM	1,132	1,582
VTC, LLC. (2)	609	2,352

Total noncontrolling interests included in stockholders’ equity	$207,886	$3,934

(1)	Holds our interest in Danbury 6 Associates LLC and Sathbury 84 Associates LLC.
(2)	Holds our interest in Talega Village Center JV, LLC and Vernola Marketplace JV, LLC.

18. Stockholders’ Equity and Earnings Per Share

During each quarter of 2011, our Board of Directors declared cash dividends of $0.22 per share on our common stock. These dividends were paid in March, June, September and December 2011.

In May 2011, we completed an underwritten public offering and concurrent private placement of an aggregate of 6.0 million shares of our common stock at a price to the public and in the private placement of $19.42 per share. In the concurrent private placement, 1.0 million shares were purchased by MGN (USA), Inc. an affiliate of our largest stockholder, Gazit-Globe, Ltd. (“Gazit”), which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The offerings generated proceeds to us of approximately $115.7 million, net of stock issuance costs and underwriting discounts of $858,000.

At the closing of the CapCo acquisition on January 4, 2011, LIH contributed all of the outstanding shares of CapCo’s common stock to a joint venture between us and LIH in exchange for approximately 11.4 million Class A joint venture shares. The Class A joint venture shares are redeemable by the joint venture upon LIH’s option until the tenth anniversary of the closing of the CapCo transaction for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments. Also in connection with the CapCo acquisition on January 4, 2011, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A common stock, that (i) was convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, entitled LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture shares held by LIH from time to time. Effective June 29, 2011, the one share of Class A common stock was converted in accordance with its terms into 10,000 shares of our common stock.

In March and December 2010, we completed underwritten public offerings of an aggregate of approximately 14.0 million shares of our common stock and concurrent private placements of an aggregate of approximately 1.5 million shares of our common stock at a price to the public and in the private placement of $18.40 and $16.90 per share, respectively. Shares issued in the private placements were purchased by MGN America, LLC and Silver Maple (2001), Inc., affiliates of Gazit. The offerings generated net proceeds to us of approximately $267.8 million.

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

In April 2009, we completed an underwritten public offering and concurrent private placement of an aggregate of approximately 9.1 million shares of our common stock at a price to the public and in the private placement of $14.30 per share. In the concurrent private placement 2.45 million shares were purchased by MGN America, LLC, an affiliate of Gazit. The offerings resulted in net proceeds to us of approximately $126.2 million.

During the year ended December 31, 2009, we repurchased and retired 461,969 shares of our common stock at an average price of $11.75.

Earnings per Share

During 2010, we issued 536,601 shares of our common stock in exchange for DIM stock under the DIM exchange agreement. There were no such shares issued in 2011. We were required to adjust our basic income used in our basic earnings per share (“EPS”) calculations for the incremental gain or (loss) attributable to our increased ownership, as well our weighted-average shares to include the additional share issuance to the extent that the adjustment was not anti-dilutive.

The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic EPS:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Income from continuing operations	$28,271	$10,006	$65,552
Net (income) loss attributable to noncontrolling interests	(9,630)	254	1,201

Income from continuing operations attributable to Equity One, Inc.	18,641	10,260	66,753
Allocation of continuing income to restricted share awards and to Class A common stockholder	(1,169)	(280)	(540)

Income from continuing operations attributable to common stockholders	17,472	9,980	66,213
Income from discontinued operations	14,947	14,413	15,823
Net loss attributable to noncontrolling interests	33	439	1,241

Income from discontinued operations attributable to Equity One, Inc.	14,980	14,852	17,064
Allocation of discontinued loss to restricted share awards and to Class A common stockholder	(179)	(53)	(99)

Income from discontinued operations attributable to common stockholders	14,801	14,799	16,965

Net income available to common stockholders	$32,273	$24,779	$83,178

Weighted average shares outstanding – Basic	110,099	91,536	83,290

Basic earnings per share attributable to the common stockholders:
Basic earnings per share from continuing operations	$0.16	$0.11	$0.79
Basic earnings per share from discontinued operations	0.13	0.16	0.20

Earnings per common share – Basic	$0.29	$0.27	$1.00 *

* Note: Basic EPS for the year ended December 31, 2009 does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net loss (income) available to common stockholders and shares of common stock used in calculating diluted EPS:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Income from continuing operations	$28,271	$10,006	$65,552
Net (income) loss attributable to noncontrolling interests	(9,630)	254	1,201

Income from continuing operations attributable to Equity One, Inc.	18,641	10,260	66,753
Allocation of continuing income to restricted share awards and to Class A common stockholder	(1,169)	(280)	(540)
Allocation of earnings associated with DIM contingent shares	—	(91)	(634)

Income from continuing operations attributable to common stockholders	17,472	9,889	65,579
Income from discontinued operations	14,947	14,413	15,823
Net loss attributable to noncontrolling interests	33	439	1,241

Income from discontinued operations attributable to Equity One, Inc.	14,980	14,852	17,064
Allocation of discontinued income to restricted share awards and to Class A common stockholder	(163)	(53)	(98)

Income from discontinued operations attributable to common stockholders	14,817	14,799	16,966

Net income available to common stockholders	$32,289	$24,688	$82,545

Weighted average shares outstanding – Basic:	110,099	91,536	83,290
Stock options using the treasury method	142	102	51
Contingent shares to be issued for DIM stock	—	72	516

Weighted average shares outstanding – Diluted	110,241	91,710	83,857

Diluted earnings per share attributable to common stockholders:
Diluted earnings per share from continuing operations	$0.16	$0.11	$0.78
Diluted earnings per share from discontinued operations	0.13	0.16	0.20

Earnings per common share – Diluted	$0.29	$0.27	$0.98

The computation of diluted EPS for the years ended December 31, 2011, 2010 and 2009 did not include 1.9 million, 1.9 million and 1.5 million shares of common stock, issuable upon the exercises of outstanding options, at prices ranging from $18.88 to $26.66, $17.79 to $26.66 and $16.61 to $28.05, respectively, because the option prices were greater than the average market prices of our common shares during these respective periods.

19. Share-Based Payment Plans

The Equity One 2000 Executive Incentive Compensation Plan (the “2000 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, and deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The persons eligible to receive an award under the 2000 Plan are our officers, directors, employees and independent contractors. Following an amendment to the 2000 Plan, approved by our stockholders on May 2, 2011, the total number of shares of common stock that may be issuable under the 2000 Plan is 13.5 million shares, plus (i) the number of shares with respect to which options previously granted under the 2000 Plan terminate without being exercised, and (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements. The 2000 Plan will terminate on the earlier of July 28, 2021 (as amended on May 2, 2011) or the date on which all shares reserved for issuance under the 2000 Plan have been issued. As of December 31, 2011, 5.1 million shares were available for issuance under the 2000 Plan, as amended.

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

Options and Restricted Stock

As of December 31, 2011, we have stock options and restricted stock outstanding under the 2000 Plan. In addition, in connection with the initial employment in 2006 of Jeffrey S. Olson, our Chief Executive Officer, we issued Mr. Olson options to purchase 364,660 shares of common stock.

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

The fair value of each option awarded during 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatilities, dividend yields, employee exercises and employee forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of the grant and charge to expense such amounts ratably over the vesting period. For grants with a graded vesting schedule, we have elected to recognize compensation expense on a straight-line basis. We used the shortcut method described in the Share Compensation Topic of the FASB ASC for determining the expected life used in the valuation method.

The following table presents stock option activity:

	Year Ended December 31,
	2011		2010		2009
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)

Outstanding at the beginning of year	3,346	$20.73	2,762	$21.28	2,475	$23.32
Granted	227	19.07	609	18.56	780	13.37
Exercised	(2)	18.88	—	—	(179)	12.23
Forfeited or expired	(6)	18.88	(25)	28.05	(314)	22.90

Outstanding at the end of year	3,565	$20.62	3,346	$20.73	2,762	$21.28

Exercisable at the end of year	2,675	$21.54	2,157	$22.62	1,479	$23.60

Weighted-average fair value of options granted during the year		$3.67		$3.43		$1.26

The total cash or other consideration received from options exercised during the years ended December 31, 2011 and 2009 was $31,000 and $2.2 million, respectively. No options were exercised during the year ended December 31, 2010.

The total intrinsic value of options exercised during the years ended December 31, 2011 and 2009 was approximately $1,000 and $0.4 million, respectively. Options exercisable at December 31, 2011 and 2010 had an intrinsic value of approximately $1.2 million and $0.9 million, respectively.

The fair value of each option grant was estimated on the grant date using the Black-Scholes-Merton pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	4.6%	4.4% - 4.8%	5.4% - 10.4%
Risk-free interest rate	2.7%	1.9% - 2.9%	2.0% - 3.0%
Expected option life (years)	6.0 - 6.25	5.75 - 6.5	5.8 - 7.0
Expected volatility	30.2%	28.6% - 30.7%	25.8% - 29.2%

The options were granted with an exercise price equivalent to the current stock price on the grant date or the ten-day average of the stock price prior to the grant date.

Restricted Stock Grants and Long-Term Incentive Compensation Plan

The following table presents information regarding restricted stock activity during the year ended December 31, 2011:

	Unvested Shares		Weighted- Average Price
	(In thousands)

Unvested at December 31, 2010	1,247		$17.11
Granted	141	*	18.61
Vested	(209)		17.41
Forfeited	(1)		19.03

Unvested at December 31, 2011	1,178	*	$17.23

*	Does not include 800,000 Executive Shares as discussed hereafter.

Our compensation committee grants restricted stock to our officers, directors, and other employees. Vesting periods for the restricted stock are determined by our compensation committee. We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and expense such amounts ratably over the vesting period. As of December 31, 2011, we had 1,177,833 shares of non-vested restricted stock grants outstanding.

During the year ended December 31, 2011, we granted 141,127 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 4 years. The total vesting-date value of the 209,353 shares of restricted stock that vested during the year ended December 31, 2011 was $3.6 million.

Jeffrey S. Olson, our chief executive officer, was eligible for long term incentive cash compensation subject to a performance-based schedule which ended on December 31, 2010 after a four-year performance measurement period. In order for him to have received compensation, our total stockholder return over the performance period must have exceeded 6% and achieved a certain spread against the average total return of a defined peer group. At the end of the performance period, the total return targets were not met and, as such, no cash or other compensation was awarded in connection with the long-term incentive plan. As a result, in 2010 we reversed the remaining $0.7 million of liability associated with the award into earnings. We had previously recognized $251,000 of expense associated with this award in the year ended December 31, 2009.

Four of our executives were eligible for “outperformance incentive awards program” under the 2000 Plan designed to provide our executive management team with the potential to earn equity awards subject to our “outperforming” and creating shareholder value in a pay-for-performance structure (“2009 EP Awards”). Under the 2009 EP Awards, the executive would share in a performance pool of restricted stock or stock options if we outperformed a peer group of publicly traded retail property REITs over the two-year period beginning January 1, 2009 and ending December 31, 2010, to a minimum stockholder return of 10% over such period. As of the end of the measurement period, performance targets were not met and, as such, no compensation was awarded in connection with the awards. Since the potential compensation of these awards was in the form of restricted stock or stock options, we were unable to reverse any expense into earnings even though the performance targets were not met and no compensation was ultimately awarded.

On August 9, 2010, 698,894 restricted shares were awarded to Jeffrey S. Olson as part of his new employment agreement with us. Of this amount, 582,412 restricted shares (“Contingent Shares”) were issued under the 2000 Plan and will vest if our total shareholder return over a four-year measurement period commencing on January 1, 2011 exceeds the average total shareholder return of a peer group of publicly traded retail property REITs, as well as an absolute return threshold. All of the Contingent Shares will vest on December 31, 2014 (or such shorter time as provided in the employment agreement) if our total shareholder return for the measurement period both (1) exceeds the average total shareholder return of the peer group of companies by at least 300 basis points and (2) equals or exceeds 9%. If the full vesting requirements are not met, one-half of the Contingent Shares will vest on December 31, 2014 if our total shareholder return for the measurement period both (1) exceeds the average total shareholder return of the peer group of companies by at least 150 basis points and (2) equals or exceeds 6%. Mr. Olson must be employed by us on the vesting date. Mr. Olson will receive any dividends declared on the Contingent Shares over the measurement period and those dividends will not be forfeited by Mr. Olson if the Contingent Shares fail to vest.

On January 28, 2011, we entered into employment agreements with Mr. Caputo, Arthur L. Gallagher, our Executive Vice President and President of South Florida, and Mark Langer, our Executive Vice President and Chief Financial Officer, which are effective as of February 1, 2011. The initial term of each employment agreement ends December 31, 2014 and will automatically renew for successive one-year periods unless either party gives the other written notice at least six months before the expiration of the applicable term of that party’s intent to let the employment agreement expire. We granted an aggregate of 800,000 restricted shares (the “Executive Shares”) under the new employment agreements which will vest if our total shareholder return over a four-year measurement period commencing on February 1, 2011 exceeds the average total shareholder return of a peer group of publicly traded retail property REITs, as well as an absolute return threshold. The total return thresholds for the Executive Shares are the same as the thresholds applicable to the Contingent Shares awarded to Mr. Olson. Messrs Caputo, Gallagher, and Langer do not participate in dividends over the performance period and must be employed by us on the vesting date to receive the shares. As these shares are not entitled to vote or receive dividends during the performance period, they are not included in our restricted share count.

The Contingent Shares and the Executive Shares were each valued at approximately $4.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used the statistical formula underlying the Black-Scholes-Merton binomial formula. For the Contingent Shares, we recognize compensation expense over the requisite service period from August 9, 2010 through December 31, 2014. For the Executive Shares, we recognize compensation expense over the requisite service period from January 28, 2011 through December 31, 2014. During the year ended December 31, 2011, we recognized approximately $1.0 million of compensation expense related to the Executive Shares and approximately $1.0 million of compensation expense related to the Contingent Shares.

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

Also included in the restricted stock grants are 380,000 shares awarded to our chairman as part of his chairman compensation agreement with us which was executed on August 9, 2010, (i) 31,250 of which vested on January 1, 2011; (ii) 7,266 of which will vest on the first day of each calendar month beginning February 2011 and ending December 2014; and (iii) 7,248 of which will vest on December 31, 2014.

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

As of December 31, 2011, we had $16.8 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under the 2000 Plan. This expense is expected to be recognized over a weighted-average period of 2.8 years.

401(k) Plan

We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We match 100% of each employee’s contribution up to 3.0% of the employee’s annual compensation and, thereafter, match 50% of the next 3.0% of the employee’s annual compensation. Employees’ contributions and our matching contributions vest immediately. Our contributions to the 401(k) Plan for the years ended December 31, 2011, 2010 and 2009 were $418,000, $332,000 and $302,000, respectively.

2004 Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan, our employees, including our directors who are employees, are eligible to participate in quarterly plan offerings in which payroll deductions may be used to purchase shares of our common stock. The purchase price per share is 90% of the average closing price per share of our common stock on the NYSE on the five trading days that immediately precede the date of purchase, provided, however, that in no event shall the exercise price per share of common stock on the exercise date of an offering period be less than the lower of (i) 85% of the market price on the first day of the offering period or (ii) the market price on the exercise date.

20. Segment Reporting

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

We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in five reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida and the Southeast – including all of Florida north of Palm Beach County, Georgia, Louisiana, Alabama, Mississippi, North Carolina, South Carolina and Tennessee; (3) Northeast – including Connecticut, Maryland, Massachusetts, New York and Virginia; (4) West Coast – including California and Arizona; and (5) Other/Non-Retail – which is comprised of our non-retail assets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

We assess a segment’s performance based on net operating income (“NOI”). NOI excludes interest and other income, acquisition costs, general and administrative expenses, interest expense, depreciation and amortization expense, gains from early extinguishments of debt, income (loss) of unconsolidated joint ventures, gains on sales of real estate, impairments, and noncontrolling interests. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation.

NOI is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of our properties.

NOI is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, plus amortization of deferred financing fees, rental property depreciation and amortization, interest expense, impairment losses, general and administrative expense, less revenues earned from management and leasing services, straight line rent adjustments, accretion of below market lease intangibles(net), gain on sale of real estate, equity in income (loss) of unconsolidated joint ventures, gain on bargain purchase and acquisition of controlling interest in subsidiary, gain on extinguishment of debt and investment income, and other income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income attributable to Equity One, Inc. as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

The following tables set forth the financial information relating to our operations presented by segments:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues:
South Florida	$86,510	$87,636	$87,008
North Florida and Southeast	103,230	102,478	103,286
Northeast	36,012	30,390	15,902
West Coast	48,941	—	—
Non-retail revenues	3,664	1,657	1,880

Total segment revenues	$278,357	$222,161	$208,076

Add:
Straight line rent adjustment	2,357	1,933	765
Accretion of below market lease intangibles, net	8,924	4,751	3,527
Management and leasing services	2,287	1,557	1,675

Total revenues	$291,925	$230,402	$214,043

Net operating income:
South Florida	$57,034	$56,894	$54,353
North Florida and Southeast	71,359	71,465	71,207
Northeast	25,622	21,908	12,682
West Coast	31,979	—	—
Non-retail revenues	1,378	374	541

Total	$187,372	$150,641	$138,783

Add:
Straight line rent adjustment	2,357	1,933	765
Accretion of below market lease intangibles, net	8,924	4,751	3,527
Management and leasing services	2,287	1,557	1,675
Elimination of intersegment expenses	7,836	6,745	6,104
Equity in income (loss) of unconsolidated joint ventures	4,829	(116)	(88)
Investment income	4,342	930	10,150
Other income	404	648	1,503
Gain on bargain purchase	30,561	—	—
Gain on acquisition of controlling interest in subsidiary	—	—	27,501
Gain on sale of real estate	5,541	254	—
(Loss) gain on extinguishment of debt	(2,391)	33	12,345
Less:
General and administrative	51,707	41,986	38,460
Rental property depreciation and amortization	83,361	50,395	43,513
Interest expense	70,152	64,247	56,021
Amortization of deferred financing fees	2,224	1,909	1,459
Impairment loss	21,411	557	369

Income from continuing operations before tax and discontinued operations	$23,207	$8,282	$62,443

Of the $21.4 million impairment loss recorded for the year ended December 31, 2011, $3.8 million related to assets in our South Florida region and $17.6 million related to assets in our North Florida and Southeast region. Of the $557,000 impairment loss recorded for the year ended December 31, 2010, $30,000 related to assets in our South Florida region and $527,000 related to assets in our North Florida and Southeast region. Of the $369,000 impairment loss recorded for the year ended December 31, 2010, $230,000 related to assets in our South Florida region and $139,000 related to assets in our North Florida and Southeast region.

	Year Ended December 31,
	2011	2010
	(In thousands)
Assets:
North Florida and Southeast	$874,829	$891,498
West Coast	707,175	29,535
South Florida	724,275	710,111
Northeast	645,439	408,564
Non-retail	34,023	20,214
Corporate assets	186,946	107,410
Assets held for sale or sold	46,655	513,230

Total assets	$3,219,342	$2,680,562

21. Other Income

The following table summarizes the composition of other income in the consolidated statements of income:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Casualty insurance settlement	$182	$27	$1,073
Non-rental legal settlements	100	504	—
Easement income	90	—	—
Miscellaneous income	22	107	231
Related party income	10	10	154
Forfeited deposits	—	—	45

	$404	$648	$1,503

22. Future Minimum Rental Income

Our properties are leased to tenants under operating leases with expiration dates extending to the year 2039. Future minimum rents under non-cancelable operating leases as of December 31, 2011, excluding tenant reimbursements of operating expenses and percentage rent based on tenants’ sales volume are as follows:

Year Ending	Amount
(In thousands)

2012	$251,829
2013	219,085
2014	185,513
2015	153,770
2016	113,206
Thereafter	434,980

Total	$1,358,383

23. Commitments and Contingencies

As of December 31, 2011, we had pledged letters of credit having an aggregate face amount of $3.7 million as additional security for financial and other obligations.

As of December 31, 2011, we have invested an aggregate of approximately $82.2 million in development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $100.7 million to complete, based on our current plans and estimates, which will be expended over the next two years. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.

We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of December 31, 2011 will have a material adverse effect on our financial condition, results of operations or cash flows. During the year ended December 31, 2011, we recorded $2.0 million, which is included in general and administrative expenses in the accompanying consolidated statements of income, related to litigation that was initiated in the third quarter of 2011 and settled as of December 31, 2011.

In January 2012, we agreed to purchase an $18.5 million mortgage loan made by our joint venture with CRF in the event the borrower of such loan were to default on certain of its obligations thereunder. For a more complete description of this transaction, see Note 30 (“Subsequent Events”) for further details.

At December 31, 2011, we are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties. At December 31, 2011, minimum annual payments under non-cancellable operating leases are as follows:

Year Ending	Amount
(In thousands)

2012	$858
2013	785
2014	785
2015	755
2016	783
Thereafter	6,330

Total	$10,296

24. Environmental Matters

We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor their operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation; however, we have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions. We recently had one significant environmental remediation matter related to our Westbury land acquisition. As of December 31, 2011, we had substantially remediated this site. The costs of remediation did not differ significantly from the preliminary estimated range, of which the upper limit, on an undiscounted basis was estimated to be $8.4 million. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

25. Fair Value Measurements

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

Fair Value Hierarchy

The Fair Value Measurements and Disclosures Topic of FASB ASC requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the fair value hierarchy are described as follows:

•	Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.

•

Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

Recurring and Non-Recurring Fair Value Measurements

During the year ended December 31, 2010, we determined that the performance targets were not met in accordance with the long term incentive plan established in 2006 for our CEO. We reversed the remaining liability of $743,000 which is included in general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2010.

We held no assets or liabilities that were required to be measured on a recurring basis at fair value as of December 31, 2011 and 2010. During the year ended December 31, 2010, we sold an equity investment which was previously recorded as a Level 1 available for sale security. Our 34,200 share investment had a cost basis of $13.88 per share and sold at an average price of $24.60 per share, generating a gain of approximately $367,000, net of transaction costs, during the second quarter of 2010 which is included in investment income in the accompanying consolidated statement of income for the year ended December 31, 2010.

We perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, result from values established by Level 3 valuations. We estimate the fair value of the reporting unit using discounted projected future cash flows, which approximate a current sales price. If the results of this analysis indicate that the carrying value of the reporting unit exceeds its fair value, impairment is recorded to reduce the carrying value to fair value. We recognized goodwill impairment losses of $2.4 million and $687,000 for the years ended December 31, 2011 and 2010, respectively.

On a non-recurring basis, we evaluate the carrying value of investment property and investments in and advances to joint ventures, when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments, if any, result from values established by Level 3 valuations. The carrying value is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset as determined by purchase price offers or by discounted cash flows using the income or market approach. These cash flows were comprised of unobservable inputs which included contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that we believed to be within a reasonable range of current market rates for the respective properties. Based on these inputs, we determined that the valuation of these investments was classified within Level 3 of the fair value hierarchy. During the year ended December 31, 2011, we recorded $20.3 million of investment property impairments related to operating properties and land parcels held for development. During the year ended December 31, 2011, we recognized $8.5 million of impairment losses on properties located in secondary markets for which our anticipated holding periods have been reconsidered. The expected cash flows considered the estimated holding period of the assets and the exit price in the event of a disposition. Additionally, during the year ended December 31, 2011, we recognized $34.7 million of impairment losses on properties held for sale based on executed sales contracts.

Valuation Methods

Long term incentive plan – We have a long-term incentive plan for four of our executives based on our total shareholder return versus returns for five of our peer companies. The fair value of this plan is determined using the average trial-specific value of the awards eligible for grant under the plan based upon a Monte Carlo simulation model. This model considers various assumptions, including time value, volatility factors, current market and contractual prices as well as projected future market prices for our common stock as well as common stock of our peer companies over the performance period. Substantially all of these assumptions are observable in the marketplace throughout the full term of the plan, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

26. Fair Value of Financial Instruments

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

Cash and Cash Equivalents and Accounts and Other Receivables – The carrying amounts reported in the balance sheets for these financial instruments approximate fair value because of their short maturities.

Mezzanine Loan Receivable – The fair value is estimated by using a discounted cash flow analysis based on the current interest rates at which similar loans would be made. The carrying amount of $45.3 million reported in the balance sheet at December 31, 2011 approximates fair value.

Mortgage Notes Payable – The fair value estimated at December 31, 2011 and 2010 was $545.6 million and $573.5 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount of these notes, including notes associated with properties held for sale, was approximately $509.6 million and $534.6 million for the years ended December 31, 2011 and 2010, respectively.

Unsecured Senior Notes Payable – The fair value estimated at December 31, 2011 and 2010 was $725.9 million and $712.4 million, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount of these notes was approximately $688.8 million and $688.4 million for the years ended December 31, 2011 and 2010, respectively.

The fair market value calculation of our debt as of December 31, 2011 includes assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculation uses a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages and senior notes are consistent with current market trends.

Mandatorily Redeemable Noncontrolling Interests – The carrying amount of the mandatorily redeemable noncontrolling interests of $22.8 million and $3.9 million for the years ended December 31, 2011 and 2010, respectively, approximates their fair value. The valuation method used to estimate fair value of mandatorily redeemable noncontrolling interests is based on discounted cash flow analyses.

Investments In and Advances to Joint Ventures – The carrying amount of the investments in and advances to joint ventures of $50.2 million and $59.7 million for the years ended December 31, 2011 and 2010, respectively, approximates its fair value as determined by discounted cash flow analyses.

27. Condensed Consolidating Financial Information

Many of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facilities. The guarantees are joint and several and full and unconditional. Below sets forth consolidating financial information with respect to guarantors of our unsecured senior notes:

		Combined	Non-
Condensed Consolidating Balance Sheet As of December 31, 2011	Equity One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$269,233	$1,296,620	$1,242,139	$(46)	$2,807,946
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	345,082	49,653	855,502	(838,841)	411,396

Total Assets	$1,842,625	$1,346,273	$2,097,641	$(2,067,197)	$3,219,342

LIABILITIES
Mortgage notes payable	$28,535	$133,994	$402,825	$(93,600)	$471,754
Unsecured senior notes payable	1,291,136	—	67,000	(667,000)	691,136
Unsecured revolving credit facilities	138,000	—	—	—	138,000
Unamortized/unaccreted (discount) premium on notes payable	(2,433)	296	10,318	—	8,181
Other liabilities	20,467	99,148	145,883	(30,820)	234,678
Liabilities associated with assets held for sale	—	—	27,587	—	27,587

Total Liabilities	1,475,705	233,438	653,613	(791,420)	1,571,336
Redeemable noncontrolling interests	—	—	—	22,804	22,804

STOCKHOLDERS’ EQUITY	366,920	1,112,835	1,444,028	(1,298,581)	1,625,202

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,842,625	$1,346,273	$2,097,641	$(2,067,197)	$3,219,342

		Combined	Non-
Condensed Consolidating Balance Sheet As of December 31, 2010	Equity One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$300,958	$1,355,552	$799,930	$(91)	$2,456,349
Investment in affiliates	628,310	—	—	(628,310)	—
Other assets	166,207	63,130	149,676	(154,800)	224,213

Total Assets	$1,095,475	$1,418,682	$949,606	$(783,201)	$2,680,562

LIABILITIES
Mortgage notes payable	$31,548	$218,717	$248,736	$(144,622)	$354,379
Unsecured senior notes payable	691,136	—	—	—	691,136
Unamortized/unaccreted (discount) premium on notes payable	(2,780)	516	459	—	(1,805)
Other liabilities	14,463	79,225	78,270	(10,269)	161,689
Liabilities associated with assets held for sale	139	4,302	177,017	—	181,458

Total Liabilities	734,506	302,760	504,482	(154,891)	1,386,857
Redeemable noncontrolling interests	—	—	—	3,864	3,864

STOCKHOLDERS’ EQUITY	360,969	1,115,922	445,124	(632,174)	1,289,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,095,475	$1,418,682	$949,606	$(783,201)	$2,680,562

		Combined	Non-
Condensed Consolidating Statement of Income for the year ended December 31, 2011	Equity One Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

REVENUE:
Minimum rent	$28,571	$119,910	$73,859	$—	$222,340
Expense recoveries	7,638	32,824	23,637	—	64,099
Percentage rent	124	1,014	2,061	—	3,199
Management and leasing services	10	98	2,179	—	2,287

Total revenue	36,343	153,846	101,736	—	291,925

EQUITY IN SUBSIDIARIES’ EARNINGS:	133,663	—	—	(133,663)	—

COSTS AND EXPENSES:
Property operating	11,362	40,535	29,229	2,023	83,149
Rental property depreciation and amortization	6,884	39,040	37,337	100	83,361
General and administrative	35,187	8,142	8,700	(322)	51,707

Total costs and expenses	53,433	87,717	75,266	1,801	218,217

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	116,573	66,129	26,470	(135,464)	73,708
OTHER INCOME AND EXPENSE:
Investment income	20,816	17	44,142	(60,633)	4,342
Equity in income of unconsolidated joint ventures	—	—	4,829	—	4,829
Other income	390	14	—	—	404
Interest expense	(89,773)	(9,877)	(27,051)	56,549	(70,152)
Amortization of deferred financing fees	(2,015)	(97)	(112)	—	(2,224)
Gain on bargain purchase	30,561	—	—	—	30,561
(Loss) gain on sale of real estate	(49,967)	345	55,163	—	5,541
Loss on extinguishment of debt	(117)	(1,718)	(556)	—	(2,391)
Impairment loss	(2,776)	(18,635)	—	—	(21,411)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	23,692	36,178	102,885	(139,548)	23,207
Income tax benefit of taxable REIT subsidiaries	—	2,723	2,341	—	5,064

INCOME FROM CONTINUING OPERATIONS	23,692	38,901	105,226	(139,548)	28,271
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	1,607	7,893	1,286	6,104	16,890
Gain (loss) on disposal of income producing property	9,607	33,512	(38,712)	—	4,407
Impairment loss on income producing properties held for sale	(1,285)	(562)	(85,751)	51,673	(35,925)
Income tax (expense) benefit of taxable REIT subsidiaries	—	(63)	29,638	—	29,575

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	9,929	40,780	(93,539)	57,777	14,947

NET INCOME	33,621	79,681	11,687	(81,771)	43,218

Net loss (income) attributable to noncontrolling interests	—	—	60	(9,657)	(9,597)

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$33,621	$79,681	$11,747	$(91,428)	$33,621

Condensed Consolidating Statement of Income for the year ended December 31, 2010	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
			(In thousands)

REVENUE:
Minimum rent	$28,801	$119,028	$29,370	$—	$177,199
Expense recoveries	7,901	33,858	8,386	—	50,145
Percentage rent	141	824	536	—	1,501
Management and leasing services	24	87	1,548	(102)	1,557

Total revenue	36,867	153,797	39,840	(102)	230,402

EQUITY IN SUBSIDIARIES’ EARNINGS:	72,404	—	—	(72,404)	—

COSTS AND EXPENSES:
Property operating	9,418	42,559	11,223	1,575	64,775
Rental property depreciation and amortization	6,803	33,502	10,052	38	50,395
General and administrative	35,000	3,783	3,361	(158)	41,986

Total costs and expenses	51,221	79,844	24,636	1,455	157,156

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	58,050	73,953	15,204	(73,961)	73,246
OTHER INCOME AND EXPENSE:
Investment income	11,963	40	28	(11,101)	930
Equity in loss of unconsolidated joint ventures	—	—	(116)	—	(116)
Other income	603	—	45	—	648
Interest expense	(45,579)	(13,603)	(11,676)	6,611	(64,247)
Amortization of deferred financing fees	(1,674)	(144)	(91)	—	(1,909)
Gain (loss) on sale of real estate	415	—	(161)	—	254
(Loss) gain on extinguishment of debt	—	(25)	58	—	33
Impairment loss	(215)	(342)	—	—	(557)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	23,563	59,879	3,291	(78,451)	8,282
Income tax (expense) benefit of taxable REIT subsidiaries	(199)	752	1,171	—	1,724

INCOME FROM CONTINUING OPERATIONS	23,364	60,631	4,462	(78,451)	10,006

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	1,748	6,677	(4,243)	6,063	10,245
Gain on disposal of income producing properties	—	1,836	421	—	2,257
Impairment loss on income producing properties held for sale	—	(130)	—	—	(130)
Income tax (expense) benefit of taxable REIT subsidiaries	—	(142)	2,183	—	2,041

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,748	8,241	(1,639)	6,063	14,413

NET INCOME	25,112	68,872	2,823	(72,388)	24,419

Net loss attributable to noncontrolling interests	—	—	693	—	693

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$25,112	$68,872	$3,516	$(72,388)	$25,112

Condensed Consolidating Statement of Income for the year ended December 31, 2009	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
			(In thousands)

REVENUE:
Minimum rent	$28,045	$108,211	$27,083	$—	$163,339
Expense recoveries	8,448	31,026	7,971	—	47,445
Percentage rent	159	909	516	—	1,584
Management and leasing services	195	—	1,480	—	1,675

Total revenue	36,847	140,146	37,050	—	214,043

EQUITY IN SUBSIDIARIES’ EARNINGS:	102,094	—	—	(102,094)	—

COSTS AND EXPENSES:
Property operating	9,479	41,326	11,629	755	63,189
Rental property depreciation and amortization	6,981	27,057	9,475	—	43,513
General and administrative	30,995	3,537	3,928	—	38,460

Total costs and expenses	47,455	71,920	25,032	755	145,162

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	91,486	68,226	12,018	(102,849)	68,881

OTHER INCOME AND EXPENSE:
Investment income	12,371	19	7	(2,247)	10,150
Equity in loss of unconsolidated joint ventures	—	—	(88)	—	(88)
Other income	1,503	—	—	—	1,503
Interest expense	(33,515)	(11,935)	(11,652)	1,081	(56,021)
Amortization of deferred financing fees	(1,234)	(165)	(85)	25	(1,459)
Gain on acquisition of controlling interest in subsidiary	—	—	27,501	—	27,501
Gain on extinguishment of debt	12,286	59	—	—	12,345
Impairment loss	—	21	(390)	—	(369)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	82,897	56,225	27,311	(103,990)	62,443
Income tax benefit of taxable REIT subsidiaries	—	1,924	1,185	—	3,109

INCOME FROM CONTINUING OPERATIONS	82,897	58,149	28,496	(103,990)	65,552

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	2,678	6,715	(4,500)	1,895	6,788
(Loss) gain on disposal of income producing properties	(1,758)	8,885	—	—	7,127
Income tax (expense) benefit of taxable REIT subsidiaries	—	(377)	2,285	—	1,908

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	920	15,223	(2,215)	1,895	15,823

NET INCOME	83,817	73,372	26,281	(102,095)	81,375

Net loss attributable to noncontrolling interest	—	—	2,442	—	2,442

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$83,817	$73,372	$28,723	$(102,095)	$83,817

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$98,588	$25,909	$(21,871)	$102,626

INVESTING ACTIVITIES:
Acquisition of income producing properties	(55,000)	(55,500)	(168,580)	(279,080)
Additions to income producing properties	(2,296)	(10,962)	(3,138)	(16,396)
Additions to construction in progress	(2,339)	(40,376)	(382)	(43,097)
Proceeds from sale of real estate and rental properties	3,206	11,705	384,485	399,396
Increase in cash held in escrow	(91,591)	—	—	(91,591)
Investment in mezzanine loan	(45,100)	—	—	(45,100)
Increase in deferred leasing costs and lease intangibles	(1,416)	(4,111)	(1,627)	(7,154)
Investment in joint ventures	—	—	(15,024)	(15,024)
Repayments from joint ventures	—	—	34,887	34,887
Distributions from joint ventures	—	—	18,786	18,786
Investment in consolidated subsidiary	—	—	(242)	(242)
Advances to subsidiaries, net	(67,836)	162,684	(94,848)	—

Net cash (used in) provided by investing activities	(262,372)	63,440	154,317	(44,615)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,808)	(89,349)	(155,707)	(246,864)
Net borrowings under revolving credit facilities	138,000	—	—	138,000
Proceeds from issuance of common stock	116,542	—	—	116,542
Payment of deferred financing costs	(4,888)	—	(151)	(5,039)
Stock issuance costs	(1,185)	—	—	(1,185)
Dividends paid to stockholders	(98,842)	—	—	(98,842)
Distributions to noncontrolling interests	(11,405)	—	—	(11,405)

Net cash provided by (used in) financing activities	136,414	(89,349)	(155,858)	(108,793)

Net decrease in cash and cash equivalents	(27,370)	—	(23,412)	(50,782)
Cash and cash equivalents obtained through acquisition	—	—	23,412	23,412
Cash and cash equivalents at beginning of the year	38,333	—	—	38,333

Cash and cash equivalents at end of the year	$10,963	$—	$—	$10,963

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash (used in) provided by operating activities	$(176,475)	$92,259	$155,778	$71,562

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(46,803)	(61,293)	(108,096)
Additions to income producing properties	(1,853)	(4,259)	(3,745)	(9,857)
Additions to construction in progress	(4,432)	(4,280)	(1,202)	(9,914)
Additions to and purchases of land held for development	(1,337)	—	—	(1,337)
Proceeds from disposal of real estate and rental properties	1,861	1,447	1,009	4,317
Increase in deferred leasing costs and lease intangibles	(1,667)	(2,080)	(1,014)	(4,761)
Investment in joint ventures	—	—	(13,927)	(13,927)
Investment in consolidated subsidiary	(13,437)	—	—	(13,437)
Advances to joint ventures	—	—	(33,417)	(33,417)
Distributions from joint ventures	—	—	345	345
Proceeds from sale of securities	841	—	—	841
Advances to subsidiaries, net	16,488	14,031	(30,519)	—

Net cash used in investing activities	(3,536)	(41,944)	(143,763)	(189,243)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(12,825)	(50,116)	(11,816)	(74,757)
Proceeds from issuance of common stock	270,698	—	—	270,698
Payment of deferred financing costs	(569)	(199)	(199)	(967)
Stock issuance costs	(3,319)	—	—	(3,319)
Dividends paid to stockholders	(83,611)	—	—	(83,611)

Net cash provided by (used in) financing activities	170,374	(50,315)	(12,015)	108,044

Net decrease in cash and cash equivalents	(9,637)	—	—	(9,637)
Cash and cash equivalents at beginning of the year	47,970	—	—	47,970

Cash and cash equivalents at end of the year	$38,333	$—	$—	$38,333

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2009	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(22,616)	$96,635	$22,275	$96,294

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(103,681)	(5,901)	(109,582)
Additions to income producing properties	(855)	(5,116)	(3,901)	(9,872)
Additions to construction in progress	(3,830)	(5,317)	(2,662)	(11,809)
Additions to and purchases of land held for development	—	(26,920)	—	(26,920)
Proceeds from disposal of real estate and rental properties	922	14,948	—	15,870
Increase in deferred leasing costs and lease intangibles	(648)	(3,646)	(1,736)	(6,030)
Investment in joint ventures	—	—	(400)	(400)
Investment in consolidated subsidiary	(956)	—	—	(956)
Advances to joint ventures	—	—	164	164
Distributions from joint ventures	—	—	107	107
Proceeds from sale of securities	152,008	—	—	152,008
Purchase of securities	(10,867)	—	—	(10,867)
Advances to subsidiaries, net	(53,543)	52,927	616	—

Net cash provided by (used in) investing activities	82,231	(76,805)	(13,713)	(8,287)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(53,345)	(19,830)	(8,562)	(81,737)
Net repayments under revolving credit facilities	(36,770)	—	—	(36,770)
Proceeds from senior debt borrowings	247,838	—	—	247,838
Repayment from senior debt borrowings	(203,482)	—	—	(203,482)
Proceeds from issuance of common stock	132,488	—	—	132,488
Repurchase of common stock	(5,423)	—	—	(5,423)
Payment of deferred financing costs	(1,887)	—	—	(1,887)
Stock issuance costs	(4,266)	—	—	(4,266)
Dividends paid to stockholders	(94,010)	—	—	(94,010)

Net cash used in financing activities	(18,857)	(19,830)	(8,562)	(47,249)

Net increase in cash and cash equivalents	40,758	—	—	40,758
Cash and cash equivalents obtained through acquisition	1,857	—	—	1,857
Cash and cash equivalents at beginning of the year	5,355	—	—	5,355

Cash and cash equivalents at end of the year	$47,970	$—	$—	$47,970

28. Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter(1)	Quarter(1)	Quarter(1)(2)	Quarter (1)
2011:
Total revenues	$71,187	$73,597	$71,310	$75,831
Income (loss) from continuing operations	$33,332	$6,267	$(9,302)	$(2,026)
Net income (loss)	$37,377	$9,121	$(2,209)	$(1,071)
Net income (loss) available to common stockholders	$34,994	$6,986	$(4,657)	$(3,702)

Basic per share data
Income (loss) from continuing operations	$0.29	$0.04	$(0.11)	$(0.04)
Net income (loss)	$0.33	$0.06	$(0.04)	$(0.04)

Diluted per share data
Income from continuing operations	$0.29	$0.04	$(0.11)	$(0.04)
Net income (loss)	$0.32	$0.06	$(0.04)	$(0.04)

(1)

Reclassified to reflect the reporting of discontinued operations. Note that the sum of the individual quarters per share data may not foot to the year-to-date totals due to the rounding of the individual calculations.

(2)

During the fourth quarter of 2011, we identified and corrected an immaterial error related to the allocation of earnings between continuing and discontinued operations. Net loss from continuing operations for the third quarter was understated by $1.6 million, or $0.02 per basic and diluted share, and net income from discontinued operations was understated by $1.6 million, or $0.01 per basic and diluted share. Net loss per basic and diluted share were not affected. No other quarters were impacted by the reclassification of earnings between continuing and discontinued operations.

	First	Second	Third	Fourth
	Quarter(1)	Quarter(1)	Quarter(1)(2)	Quarter(1)
2010:
Total revenues	$56,129	$57,430	$57,614	$59,230
Income from continuing operations	$1,973	$1,577	$2,164	$4,290
Net income	$4,795	$6,229	$5,123	$8,273
Net income available to common shareholders	$5,432	$6,239	$5,133	$8,309

Basic per share data
Income from continuing operations	$0.02	$0.02	$0.02	$0.05
Net income	$0.06	$0.07	$0.05	$0.09

Diluted per share data
Income from continuing operations	$0.02	$0.02	$0.02	$0.04
Net income	$0.06	$0.07	$0.05	$0.09

(1)

Reclassified to reflect the reporting of discontinued operations. Note that the sum of the individual quarters per share data may not foot to the year-to-date totals due to the rounding of the individual calculations.

(2)

During the fourth quarter of 2011, we identified and corrected an immaterial error related to the allocation of earnings between continuing and discontinued operations. Net loss from continuing operations for the third quarter was understated by $1.6 million, or $0.02 per basic and diluted share, and net income from discontinued operations was understated by $1.6 million, or $0.02 per basic and diluted share. Net loss per basic and diluted share were not affected. No other quarters were impacted by the reclassification of earnings between continuing and discontinued operations.

29. Related Parties

We received rental income from affiliates of Gazit, our largest shareholder, of approximately $271,000, $324,000 and $311,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Reimbursements from Gazit of general and administrative expenses incurred by us totaled approximately $708,000, $402,000 and $684,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The balance due from Gazit, which is included in accounts and other receivables, was approximately $126,000 and $268,000 at December 31, 2011 and 2010 respectively.

We reimburse MGN Icarus, Inc. for certain travel expenses incurred by the Chairman of our Board of Directors. The amounts reimbursed totaled approximately $137,000, $346,000 and $53,000 for the years ended December 31, 2011, 2010 and 2009, respectively. MGN Icarus, Inc. is an affiliate of Gazit.

30. Subsequent Events

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our December 31, 2011 consolidated balance sheet date for potential recognition or disclosure in our consolidated financial statements.

On January 26, 2012, our joint venture with CRF, in which we own a 30% interest, made an $18.5 million mortgage loan secured by a newly developed shopping center. The joint venture’s mortgage loan bears interest at 6.25%, has a maturity of nine years and is pari passu with a $71.4 million mortgage loan provided by a third party lender. In addition to the joint venture’s mortgage financing, we provided a mezzanine loan indirectly secured by the shopping center in the amount of $19.3 million. The mezzanine financing bears interest at 10.0% and has a maturity of nine years. During certain periods prior to January 26, 2014, the joint venture has an option to purchase the shopping center and during certain different periods the borrower has a put option to sell the shopping center to the joint venture, in each case for a formula based purchase price currently projected to be approximately $143.0 million. In the event it acquires the shopping center, the joint venture will immediately repay our mezzanine loan. If certain events of default occur under the third party mortgage loan, the joint venture’s mortgage loan will become subordinate to it. In that case, we will be obligated to purchase the joint venture’s loan at par plus accrued interest. In addition, if the put and call options expire unexercised, the joint venture’s mortgage loan will become subordinate to the third party lender’s mortgage loan.

We have approximately $197.5 million in proposed acquisitions that we expect to close in the first half of 2012. These proposed transactions consist of the acquisitions of a shopping center in California for $111 million, three shopping centers in Connecticut for $79.0 million, which includes the assumption of $19.0 million of indebtedness, and a parcel of land in New York for $7.5 million. These acquisitions are past the due diligence periods under the applicable purchase and sale agreements and, as such, aggregate deposits of $5.8 million are non-refundable except as otherwise provided in the contracts.

We have also entered into a contract to sell a property in California for $53.8 million, including the assumption of $27.3 million of indebtedness. This disposition is past its due diligence period under the applicable purchase and sale agreement and is expected to close in the first quarter of 2012. In addition, on January 20, 2012, we sold the land underlying a shopping center located in Lafayette Parish, Louisiana, for $750,000. These two properties are classified as held for sale at December 31, 2011.

On February 13, 2012, we closed a seven-year unsecured term loan in the principal amount of $200.0 million. The loan bears interest at an applicable LIBOR rate plus 1.500% to 2.350% per annum, depending on the credit ratings of our senior unsecured notes, which margin is currently 1.900%. We entered into interest rate swaps to convert the LIBOR rate to a fixed interest rate, providing us an effective fixed interest rate on the term loan of 3.46% per annum based on the current credit ratings of our senior unsecured notes.

Mortgage Prepayments

Subsequent to December 31, 2011, we prepaid $1.1 million in mortgage loans which bore interest at 6.75%.

SCHEDULE II

Equity One, Inc.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to expense	Adjustments to valuation accounts	Deductions	Balance at end of period
	(In thousands)

Year Ended December 31, 2011:
Allowance for doubtful accounts	$3,672	2,243	—	(650)	$5,265
Allowance for deferred tax asset	$195	10	—	—	$205

Year Ended December 31, 2010:
Allowance for doubtful accounts	$3,718	1,791	—	(1,837)	$3,672	(1)
Allowance for deferred tax asset	$183	12	—	—	$195

Year Ended December 31, 2009:
Allowance for doubtful accounts	$2,715	3,852	—	(2,849)	$3,718
Allowance for deferred tax asset	$1,334	—	(1,151)	—	$183

(1)	Allowance for doubtful accounts balance above excludes allowance for doubtful accounts relating to held for sale assets of $1.2 million at December 31, 2010.

SCHEDULE III

Equity One, Inc.

SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(in thousands)

			INITIAL COST TO COMPANY			GROSS AMOUNTS AT WHICH
					Capitalized	CARRIED AT CLOSE OF PERIOD
					Subsequent to
Property	Location	Encumbrances	Land	Building & Improvements	Acquisition or Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired

90-30 Metropolitan Avenue	NY	$—	$5,105	$21,378	$741	$5,105	$22,119	$27,224	$(184)	2007	09/01/11
161 W. 16th Street	NY	—	21,699	40,518	155	21,699	40,673	62,372	(525)	1930	05/16/11
1175 Third Avenue	NY	7,221	28,282	22,115	(377)	28,070	21,950	50,020	(582)	1995	09/22/10
2400 PGA	FL	—	1,418	—	4	1,418	4	1,422	(1)	n/a	03/20/06
4101 South I-85 Industrial	NC	—	1,619	950	274	1,619	1,224	2,843	(297)	1956,1963	02/12/03
222 Sutter Street	CA	27,284	16,469	16,429	6,419	39,299	18	39,317	—	1984	01/04/11
Alafaya Commons	FL	—	6,858	10,720	1,365	6,858	12,085	18,943	(2,584)	1987	02/12/03
Alafaya Village	FL	—	1,444	4,967	580	1,444	5,547	6,991	(1,028)	1,986	04/20/06
Ambassador Row	LA	—	3,880	10,570	1,986	3,880	12,556	16,436	(2,516)	1980	02/12/03
Ambassador Row Courtyard	LA	—	3,110	9,208	2,229	3,110	11,437	14,547	(2,853)	1986	02/12/03
Antioch Land	CA	—	7,060	—	(8)	7,052	—	7,052	—	n/a	01/04/11
Atlantic Village	FL	—	1,190	4,760	813	1,190	5,573	6,763	(2,401)	1984	06/30/95
Aventura Square	FL	—	46,811	17,851	2,084	46,811	19,935	66,746	(164)	1991	10/05/11
Banco Popular Building	FL	—	3,363	1,566	591	3,363	2,157	5,520	(485)	1971	09/27/05
Beauclerc Village	FL	—	651	2,242	1,426	651	3,668	4,319	(1,733)	1962	05/15/98
Bird Ludlum	FL	—	4,088	16,318	1,556	4,088	17,874	21,962	(7,809)	1988	08/11/94
Bluebonnet Village	LA	—	2,290	4,168	2,141	2,290	6,309	8,599	(1,290)	1983	02/12/03
Bluffs Square Shoppes	FL	—	3,232	9,917	350	3,232	10,267	13,499	(3,768)	1986	08/15/00
Boca Village	FL	—	3,385	10,174	1,139	3,385	11,313	14,698	(3,281)	1978	08/15/00
Boynton Plaza	FL	—	2,943	9,100	642	2,943	9,742	12,685	(3,252)	1978	08/15/00
Brawley Commons	NC	6,625	4,206	11,556	106	4,206	11,662	15,868	(958)	1997	12/31/08
BridgeMill	GA	7,831	8,593	6,310	707	8,593	7,017	15,610	(1,793)	2000	11/13/03
Brookside Plaza	CT	—	2,291	26,260	7,243	2,291	33,503	35,794	(5,434)	1985	01/12/06
Buckhead Station	GA	24,893	27,138	45,277	2,026	27,138	47,303	74,441	(6,317)	1996	03/09/07
Butler Creek	GA	—	2,808	7,648	1,858	2,808	9,506	12,314	(2,841)	1990	07/15/03
Canyon Trails	AZ	—	12,087	11,168	(2,186)	12,087	8,982	21,069	(640)	2008	12/30/10
Cashmere Corners	FL	—	1,947	5,707	(78)	1,947	5,629	7,576	(1,524)	2001	08/15/00
Centre Pointe Plaza	NC	—	2,081	4,411	1,145	2,081	5,556	7,637	(1,294)	1989	02/12/03
Chapel Trail Plaza	FL	—	3,641	5,777	3,032	3,641	8,809	12,450	(1,751)	2007	05/10/06
Charlotte Square	FL	—	4,155	4,414	111	4,155	4,525	8,680	(1,087)	1980	02/12/03
Chastain Square	GA	2,937	10,689	5,937	753	10,689	6,690	17,379	(1,461)	1981	02/12/03
Chestnut Square	NC	—	1,189	1,326	3,564	1,189	4,890	6,079	(700)	1985	02/12/03
Circle Center West	CA	—	10,800	10,340	515	10,800	10,855	21,655	(389)	1989	03/15/11
Commerce Crossing	GA	—	2,013	1,301	(1,689)	633	992	1,625	(649)	1988	02/12/03
Copps Hill Plaza	CT	18,756	14,146	24,626	38	14,146	24,664	38,810	(1,673)	2002	03/31/10
Coral Reef Shopping Center	FL	—	16,464	4,376	1,593	17,483	4,950	22,433	(725)	1968	09/01/06
Country Club Plaza	LA	—	1,294	2,060	5	1,294	2,065	3,359	(460)	1982	02/12/03
Countryside Shops	FL	—	11,343	13,853	3,241	11,343	17,094	28,437	(3,787)	1986	02/12/03
Crossroads Square	FL	—	3,592	4,401	6,114	3,520	10,587	14,107	(2,406)	1973	08/15/00
Culver Center	CA	64,000	74,868	59,958	2,091	74,077	62,840	136,917	(232)	2000	11/16/11
CVS Plaza	FL	—	657	2,803	1,314	657	4,117	4,774	(791)	2004	07/23/99
Danbury Green	CT	24,700	17,547	21,560	6,871	17,526	28,452	45,978	(239)	2006	10/27/11
Daniel Village	GA	3,211	3,439	8,352	145	3,439	8,497	11,936	(1,932)	1956	02/12/03
Danville – San Ramon Medical	CA	13,576	11,088	4,171	850	11,088	5,021	16,109	(363)	1982	01/04/11
Douglas Commons	GA	3,826	3,681	7,588	218	3,681	7,806	11,487	(1,779)	1988	02/12/03
El Novillo	FL	—	250	1,000	290	250	1,290	1,540	(494)	1970	04/30/98
Elmwood Oaks	LA	—	4,088	8,221	684	4,088	8,905	12,993	(2,184)	1989	02/12/03
Fairview Oaks	GA	3,622	1,929	6,187	1,678	1,929	7,865	9,794	(1,704)	1997	02/12/03
Forest Village	FL	—	3,397	3,206	2,335	3,397	5,541	8,938	(1,605)	2000	01/28/99
Ft. Caroline	FL	—	701	2,800	759	700	3,560	4,260	(1,542)	1985	01/24/94
Galleria	NC	—	1,493	3,875	960	1,493	4,835	6,328	(1,072)	1986	02/12/03
Gateway Plaza at Aventura	FL	—	2,301	5,529	—	2,301	5,529	7,830	(393)	1991	03/19/10
Glengary Shoppes	FL	16,332	7,488	13,969	309	7,488	14,278	21,766	(1,316)	1995	12/31/08
Grand Marche	LA	—	304	—	—	304	—	304	—	1969	02/12/03
Grassland Crossing	GA	4,301	3,656	7,885	634	3,656	8,519	12,175	(1,930)	1996	02/12/03
Greenwood	FL	—	4,117	10,295	2,943	4,117	13,238	17,355	(2,964)	1982	02/12/03
Hairston Center	GA	—	1,644	642	3	1,644	645	2,289	(104)	2000	08/25/05
Hamilton Ridge	GA	—	5,612	7,167	1,464	5,612	8,631	14,243	(2,144)	2002	12/18/03
Hammocks Town Center	FL	—	16,856	11,392	544	16,856	11,936	28,792	(1,039)	1987	12/31/08
Hampton Oaks	GA	—	835	—	1,491	1,172	1,154	2,326	(237)	2009	11/30/06
Homestead Gas Station	FL	—	1,170	—	100	1,170	100	1,270	(5)	1959	11/08/04
Kirkman Shoppes	FL	—	3,222	9,714	387	3,222	10,101	13,323	(3,484)	1973	08/15/00
Lago Mar	FL	—	4,216	6,609	1,220	4,216	7,829	12,045	(1,742)	1995	02/12/03
Lake Mary	FL	—	7,092	13,878	8,045	7,092	21,923	29,015	(7,872)	1988	11/09/95
Lantana Village	FL	—	1,350	7,978	947	1,350	8,925	10,275	(2,995)	1976	01/06/98
Laurel Walk Apartments	NC	—	2,065	4,491	123	2,065	4,614	6,679	(694)	1985	10/31/05
Lutz Lake	FL	—	3,619	5,199	1,149	3,619	6,348	9,967	(1,424)	2002	02/12/03

			INITIAL COST TO COMPANY			GROSS AMOUNTS AT WHICH
					Capitalized	CARRIED AT CLOSE OF PERIOD
					Subsequent to
Property	Location	Encumbrances	Land	Building & Improvements	Acquisition or Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired

Mableton Crossing	GA	3,087	3,331	6,403	256	3,331	6,659	9,990	(1,463)	1997	02/12/03
Macland Pointe	GA	—	3,462	4,814	120	3,462	4,934	8,396	(1,125)	1992	02/12/03
Madison Centre	AL	2,937	1,424	5,187	31	1,424	5,218	6,642	(1,717)	1997	02/12/03
Magnolia Shoppes	FL	14,039	7,176	10,886	258	7,176	11,144	18,320	(979)	1998	12/31/08
Mandarin Landing	FL	—	4,443	4,747	10,719	4,443	15,466	19,909	(3,486)	1976	12/10/99
Mariners Crossing	FL	—	1,262	4,447	2,886	1,511	7,084	8,595	(1,683)	1989	09/12/00
Market Place	GA	—	1,667	4,078	216	1,667	4,294	5,961	(967)	1976	02/12/03
Marketplace Shopping Center	CA	16,377	8,727	22,188	1,895	8,737	24,073	32,810	(679)	1990	01/04/11
McAlphin Square	GA	—	3,536	6,963	335	3,536	7,298	10,834	(1,825)	1979	02/12/03
Meadows	FL	—	2,304	6,670	167	2,304	6,837	9,141	(1,719)	1997	05/23/02
Medical & Merchants	FL	—	10,323	12,174	575	10,323	12,749	23,072	(2,620)	1993	05/27/04
Middle Beach Shopping Center	FL	—	2,195	5,542	8	2,195	5,550	7,745	(1,127)	1994	12/23/03
North Village Center	SC	—	2,860	2,774	775	2,860	3,549	6,409	(1,068)	1984	02/12/03
NSB Regional	FL	—	3,217	8,896	188	3,217	9,084	12,301	(2,056)	1987	02/12/03
Oak Hill	FL	—	690	2,760	1,511	690	4,271	4,961	(1,295)	1985	12/07/95
Oakbrook Square	FL	—	7,706	16,079	3,968	7,706	20,047	27,753	(5,253)	1974	08/15/00
Oaktree Plaza	FL	—	1,589	2,275	230	1,589	2,505	4,094	(394)	1985	10/16/06
Old Kings Commons	FL	—	1,420	5,005	438	1,420	5,443	6,863	(1,252)	1988	02/12/03
Pablo Plaza	FL	7,309	5,327	12,676	362	5,424	12,941	18,365	(914)	1973	08/31/10
Park Promenade	FL	—	2,670	6,444	357	2,670	6,801	9,471	(2,357)	1987	01/31/99
Paulding Commons	GA	4,987	3,848	11,985	1,731	3,848	13,716	17,564	(2,706)	1991	02/12/03
Pavilion	FL	—	10,827	11,299	6,783	10,827	18,082	28,909	(3,365)	1982	02/04/04
Piedmont Peachtree Crossing	GA	—	34,338	17,992	780	34,338	18,772	53,110	(3,160)	1978	03/06/06
Pine Island	FL	—	8,557	12,860	2,357	8,557	15,217	23,774	(4,303)	1983	08/26/99
Pine Ridge Square	FL	—	6,528	9,850	1,926	6,528	11,776	18,304	(2,537)	1986	02/12/03
Plaza Acadienne	LA	—	2,108	168	152	2,108	320	2,428	(55)	1980	02/12/03
Plaza Alegre	FL	—	2,011	9,191	217	1,866	9,553	11,419	(3,206)	2003	02/26/02
Plaza Escuela	CA	37,057	10,041	63,038	1,145	10,041	64,183	74,224	(1,311)	2002	01/04/11
Point Royale	FL	—	3,720	5,005	3,234	4,784	7,175	11,959	(2,852)	1970	07/27/95
Powers Ferry Plaza	GA	—	3,236	5,227	545	3,236	5,772	9,008	(1,590)	1979	02/12/03
Prosperity Centre	FL	—	4,597	13,838	719	4,597	14,557	19,154	(4,437)	1993	08/15/00
Providence Square	NC	—	1,112	2,575	(1,092)	567	2,028	2,595	(745)	1973	02/12/03
Quincy Star Market	MA	—	6,121	18,444	—	6,121	18,444	24,565	(3,595)	1965	10/07/04
Ralph’s Circle Center	CA	—	9,833	5,856	886	9,833	6,742	16,575	(147)	1983	07/14/11
Regency Crossing	FL	—	1,982	6,524	113	1,982	6,637	8,619	(1,531)	1986	02/12/03
Ridge Plaza	FL	—	3,905	7,450	1,604	3,905	9,054	12,959	(2,950)	1984	08/15/00
River Green (land)	GA	—	2,587	—	(1,087)	695	805	1,500	—	n/a	09/27/05
Riverside Square	FL	—	6,423	8,260	346	5,623	9,406	15,029	(2,181)	1987	02/12/03
Riverview Shopping Center	NC	—	2,202	4,745	2,181	2,202	6,926	9,128	(1,406)	1973	02/12/03
Ryanwood Square	FL	—	2,281	6,880	1,095	2,608	7,648	10,256	(1,957)	1987	08/15/00
Salerno Village Square	FL	—	2,291	1,511	5,242	2,291	6,753	9,044	(1,370)	1987	05/06/02
Sawgrass Promenade	FL	—	3,280	9,351	2,237	3,280	11,588	14,868	(3,785)	1982	08/15/00
Serramonte Shopping Center	CA	—	81,049	119,765	13,616	80,999	133,431	214,430	(5,091)	1968	01/04/11
Seven Hills	FL	—	2,167	5,167	644	2,167	5,811	7,978	(1,200)	1991	02/12/03
Shaw’s @ Medford	MA	—	7,750	11,390	—	7,750	11,390	19,140	(2,211)	1995	10/07/04
Shaw’s @ Plymouth	MA	—	4,917	12,199	—	4,917	12,199	17,116	(2,365)	1993	10/07/04
Sheridan Plaza	FL	62,416	38,888	36,241	6,013	38,888	42,254	81,142	(9,428)	1973	07/14/03
Sherwood South	LA	—	746	2,412	1,068	746	3,480	4,226	(1,035)	1972	02/12/03
Shipyard Plaza	MS	—	1,337	1,653	440	1,337	2,093	3,430	(645)	1987	02/12/03
Shoppes at Andros Isle	FL	—	6,009	7,832	64	6,009	7,896	13,905	(1,093)	2000	12/08/06
Shoppes at Silverlakes	FL	—	10,306	10,131	2,287	10,306	12,418	22,724	(2,720)	1995	02/12/03
Shoppes of Eastwood	FL	—	1,688	6,976	115	1,688	7,091	8,779	(1,734)	1999	06/28/02
Shoppes of Jonathan’s Landing	FL	—	1,146	3,442	137	1,146	3,579	4,725	(1,079)	1997	08/15/00
Shoppes of North Port	FL	—	1,452	5,807	423	1,452	6,230	7,682	(1,743)	1991	12/05/00
Shops at Skylake	FL	—	15,226	7,206	24,365	15,226	31,571	46,797	(7,511)	1999	08/19/97
Siegen Village	LA	3,245	4,329	9,691	198	4,329	9,889	14,218	(2,732)	1988	02/12/03
Smyth Valley Crossing	VA	—	2,537	3,890	456	2,537	4,346	6,883	(876)	1989	02/12/03
South Beach	FL	—	9,545	19,228	5,201	9,545	24,429	33,974	(5,563)	1990	02/12/03
South Point	FL	7,168	7,142	7,098	86	7,142	7,184	14,326	(969)	2003	12/08/06
Southbury Green	CT	21,000	18,483	31,857	4,734	18,464	36,610	55,074	(233)	1997	10/27/11
Spalding Village	GA	—	4,709	4,972	292	4,709	5,264	9,973	(1,524)	1989	02/12/03
St. Lucie Land	FL	—	7,728	—	(1,528)	4,241	1,959	6,200	—	n/a	11/27/06
Stanley Market Place	NC	—	396	669	4,954	396	5,623	6,019	(778)	2007	02/12/03
Star’s at Cambridge	MA	—	11,358	13,854	—	11,358	13,854	25,212	(2,691)	1953	10/07/04
Summerlin Square	FL	1,067	2,187	7,989	332	2,187	8,321	10,508	(2,925)	1986	06/10/98
Sun Point	FL	—	4,025	4,228	1,792	4,025	6,020	10,045	(1,684)	1984	05/05/06
Sunlake-Equity One LLC	FL	—	9,861	—	32,532	15,916	26,477	42,393	(1,332)	2010	02/01/05

			INITIAL COST TO COMPANY			GROSS AMOUNTS AT WHICH
					Capitalized	CARRIED AT CLOSE OF PERIOD
					Subsequent to
Property	Location	Encumbrances	Land	Building & Improvements	Acquisition or Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired

Tamarac Town Square	FL	—	4,742	5,610	563	4,643	6,272	10,915	(1,644)	1987	02/12/03
Tarpon Heights	LA	—	1,133	631	203	1,133	834	1,967	(209)	1982	02/12/03
TD Bank Skylake	FL	—	2,041	—	451	2,064	428	2,492	(5)	2011	12/17/09
The Boulevard	LA	—	1,360	1,675	566	1,360	2,241	3,601	(728)	1976	02/12/03
The Crossing	LA	—	1,591	3,650	781	1,591	4,431	6,022	(984)	1988	02/12/03
The Plaza at St. Lucie West	FL	—	790	3,082	1,009	790	4,091	4,881	(666)	n/a	08/15/00
Thomasville Commons	NC	—	1,212	4,567	1,832	1,212	6,399	7,611	(1,387)	1991	02/12/03
Town & Country	FL	—	2,503	4,397	298	2,354	4,844	7,198	(1,206)	1993	02/12/03
Treasure Coast Plaza	FL	—	1,359	9,728	499	1,359	10,227	11,586	(2,331)	1983	02/12/03
Unigold	FL	—	4,304	6,413	1,445	4,304	7,858	12,162	(1,962)	1987	02/12/03
Union City Commons (land)	GA	—	8,084	—	(5,509)	1,754	821	2,575	—	n/a	06/22/06
Village at Northshore	LA	—	1,034	10,128	21	1,034	10,149	11,183	(2,328)	1988	02/12/03
Von’s Circle West	CA	11,223	18,219	18,909	2,468	18,219	21,377	39,596	(584)	1972	03/16/11
Walden Woods	FL	—	950	3,780	1,164	881	5,013	5,894	(2,472)	1985	01/01/99
Walton Plaza	GA	—	869	2,827	61	869	2,888	3,757	(670)	1990	02/12/03
Waterstone	FL	—	1,422	7,508	406	1,422	7,914	9,336	(1,316)	2005	04/10/92
Webster Plaza	MA	7,283	5,033	14,465	1,634	5,033	16,099	21,132	(2,243)	1963	10/12/06
Webster Plaza Solar Project	MA	—	—	—	732	—	732	732	(24)	n/a
Wesley Chapel Crossing	GA	2,562	6,389	4,311	4,804	6,389	9,115	15,504	(2,158)	1989	02/12/03
West Bird Plaza	FL	8,223	5,280	12,539	388	5,280	12,927	18,207	(664)	1977	08/31/10
West Lakes Plaza	FL	—	2,141	5,789	602	2,141	6,391	8,532	(2,465)	1984	11/06/96
West Roxbury Shaw’s Plaza	MA	—	9,207	13,588	1,938	9,207	15,526	24,733	(2,955)	1973	10/07/04
Westbury Land	NY	—	27,481	3,537	41,177	30,085	42,110	72,195	—	1963	11/16/09
Westbury Plaza	NY	—	37,853	58,273	9,183	40,843	64,466	105,309	(3,688)	1993	10/29/09
Westport Outparcels	FL	—	1,347	1,010	5	1,347	1,015	2,362	(141)	1990	09/14/06
Westport Plaza	FL	4,048	4,180	3,446	194	4,180	3,640	7,820	(736)	2002	12/17/04
Westridge	GA	—	1,696	4,390	1,593	1,696	5,983	7,679	(846)	2006	02/12/03
Whole Foods at Swampscott	MA	—	5,139	6,539	—	5,139	6,539	11,678	(1,264)	1967	10/07/04
Williamsburg at Dunwoody	GA	—	4,347	3,615	777	4,347	4,392	8,739	(962)	1983	02/12/03
Willowdale Shopping Center	NC	—	1,322	6,078	1,647	1,322	7,725	9,047	(2,055)	1986	02/12/03
Willows Shopping Center	CA	55,895	20,999	38,007	4,956	21,037	42,925	63,962	(1,615)	1977	01/04/11
Windy Hill	SC	—	987	1,906	791	987	2,697	3,684	(468)	1968	04/08/04
Woodruff	SC	—	2,420	5,482	368	2,420	5,850	8,270	(1,503)	1995	12/23/03
Young Circle	FL	—	13,409	8,895	444	13,409	9,339	22,748	(1,592)	1962	05/19/05
Elimination DIM		—	—	—	31	—	31	31	—	n/a	n/a
Corporate	FL	—	—	242	(7,841)	—	(7,599)	(7,599)	17	various	various

Grand Total		$499,038	$1,157,040	$1,635,939	$314,073	$1,178,613	$1,928,439	$3,107,052	$(299,106)

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30 to 55 years
Buildings and land improvements	5 to 55 years
Fixtures, equipment, leasehold and tenant improvements	Lesser of minimum lease term
or economic useful life

SCHEDULE III

Equity One, Inc.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

		2011	2010	2009
		(In thousands)

(a)	Reconciliation of total real estate carrying value:
	Balance at beginning of year	$2,704,877	$2,501,686	$1,974,884
	Additions during period:
	Improvements	559,536	23,945	21,224
	Acquisitions	944,598	196,756	516,934

	Deductions during period:
	Cost of real estate sold/written off	(1,101,959)	(17,510)	(11,356)

	Balance at end of year	$3,107,052	$2,704,877	$2,501,686

(b)	Reconciliation of accumulated depreciation:
	Balance at beginning of year	$(248,528)	$(210,432)	$(196,151)
	Depreciation expense	(67,876)	(50,995)	(46,616)
	Cost of real estate sold/written off	17,298	12,899	32,335

	Balance at end of year	$(299,106)	$(248,528)	$(210,432)

(c)	Aggregate cost for federal income tax purposes	$2,099,729	$1,936,534	$1,821,810

SCHEDULE IV

Equity One, Inc.

MORTGAGE LOANS ON REAL ESTATE

Type of Loan	Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages
							(In thousands)

Mezzanine Loan	Shopping Center	California	9.21%	7/9/2016	Interest only	—	$45,000	$45,279

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Form of Indemnification Agreement

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002