Form 10-Q
period 2012-03-31
EQUITY ONE, INC.
filed 2012-05-10
CIK 1042810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission file number 001-13499

EQUITY ONE, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-1794271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 N.E. Miami Gardens Drive North Miami Beach, FL	33179
(Address of principal executive offices)	(Zip code)

(305) 947-1664

Registrant’s telephone number, including area code

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

As of May 3, 2012, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 114,765,235.

EQUITY ONE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(Unaudited)

(In thousands, except share par value amounts)

	March 31, 2012	December 31, 2011
ASSETS
Properties:
Income producing	$3,106,668	$2,955,605
Less: accumulated depreciation	(309,214)	(299,106)

Income producing properties, net	2,797,454	2,656,499
Construction in progress and land held for development	125,199	104,792
Properties held for sale or properties sold in a disposal group	11,901	46,655

Properties, net	2,934,554	2,807,946
Cash and cash equivalents	15,610	10,963
Cash held in escrow and restricted cash	1,716	92,561
Accounts and other receivables, net	8,777	17,790
Investments in and advances to unconsolidated joint ventures	54,963	50,158
Mezzanine loans receivable, net	64,710	45,279
Goodwill	8,401	8,406
Other assets	208,782	189,468

TOTAL ASSETS (including $109,000 and $109,200 of consolidated variable interest entities, at March 31, 2012 and December 31, 2011, respectively*)	$3,297,513	$3,222,571

LIABILITIES AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$468,485	$471,754
Unsecured senior notes payable	681,136	691,136
Term loan	200,000	—
Unsecured revolving credit facilities	42,000	138,000

	1,391,621	1,300,890
Unamortized premium on notes payable, net	7,384	8,181

Total notes payable	1,399,005	1,309,071
Other liabilities:
Accounts payable and accrued expenses	42,921	50,514
Tenant security deposits	8,757	8,496
Deferred tax liability	14,608	14,709
Other liabilities	186,844	164,188
Liabilities associated with assets held for sale or sold in a disposal group	—	27,587

Total liabilities (including $61,500 and $61,900 of consolidated variable interest entities, at March 31, 2012 and December 31, 2011, respectively*)	1,652,135	1,574,565

Redeemable noncontrolling interests	22,726	22,804
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 112,692 and 112,599 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,127	1,126
Additional paid-in capital	1,590,257	1,587,874
Distributions in excess of earnings	(176,619)	(170,530)
Accumulated other comprehensive loss	(69)	(1,154)

Total stockholders’ equity of Equity One, Inc.	1,414,696	1,417,316

Noncontrolling interests	207,956	207,886

Total equity	1,622,652	1,625,202

TOTAL LIABILITIES AND EQUITY	$3,297,513	$3,222,571

*	The assets of these entities can only be used to settle obligations of the variable interest entities and the liabilities include third party liabilities of the variable interest entities for which the creditors or beneficial interest holders do not have recourse against us other than for customary environmental indemnifications and non-recourse carve-outs.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

For the three months ended March 31, 2012 and 2011

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
REVENUE:
Minimum rent	$60,818	$53,171
Expense recoveries	17,939	15,748
Percentage rent	1,954	1,454
Management and leasing services	804	466

Total revenue	81,515	70,839
COSTS AND EXPENSES:
Property operating	22,130	20,574
Rental property depreciation and amortization	21,715	18,766
General and administrative	11,560	11,977

Total costs and expenses	55,405	51,317

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	26,110	19,522

OTHER INCOME AND EXPENSE:
Investment income	1,445	693
Equity in (loss) income of unconsolidated joint ventures	(188)	366
Other income	141	129
Interest expense	(17,369)	(17,551)
Amortization of deferred financing fees	(593)	(539)
Gain on bargain purchase	—	30,561
(Loss) gain on extinguishment of debt	(93)	42

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	9,453	33,223
Income tax benefit of taxable REIT subsidiaries	46	133

INCOME FROM CONTINUING OPERATIONS	9,499	33,356

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(141)	3,589
Gain on disposal of income producing properties	14,269	—
Impairment loss on income producing properties sold or held for sale	(1,932)	—
Income tax benefit of taxable REIT subsidiaries	—	432

INCOME FROM DISCONTINUED OPERATIONS	12,196	4,021

NET INCOME	21,695	37,377

Net income attributable to noncontrolling interests - continuing operations	(2,713)	(2,400)
Net loss attributable to noncontrolling interests - discontinued operations	—	17

NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$18,982	$34,994

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.06	$0.29
Discontinued operations	0.11	0.04

	$0.16 *	$0.33

Number of Shares Used in Computing Basic Earnings per Share	112,649	106,254

EARNINGS PER COMMON SHARE - DILUTED:
Continuing operations	$0.06	$0.28
Discontinued operations	0.11	0.03

	$0.16 *	$0.32 *

Number of Shares Used in Computing Diluted Earnings per Share	112,820	117,258

*	Note: Basic and Diluted EPS for the three months ended March 31, 2012 and Diluted EPS for the three months ended March 31, 2011 does not foot due to the rounding of the individual calculations.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2012 and 2011

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011

NET INCOME	$21,695	$37,377
OTHER COMPREHENSIVE INCOME:
Net amortization of interest rate contracts included in net income	16	16
Net unrealized gain on interest rate swap (1)	1,069	81

Other comprehensive income adjustment	1,085	97

COMPREHENSIVE INCOME	22,780	37,474

Comprehensive income attributable to noncontrolling interests	(2,713)	(2,383)

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$20,067	$35,091

(1)	For the three months ended March 31, 2012, and March 31, 2011, this amount includes our share of an unconsolidated joint venture’s unrealized gains of $94 and $81, respectively.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

For the three months ended March 31, 2012

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2011	112,599	$1,126	$1,587,874	$(170,530)	$(1,154)	$1,417,316	$207,886	$1,625,202
Issuance of common stock, net of withholding taxes	93	1	257	—	—	258	—	258
Stock issuance costs	—	—	(39)	—	—	(39)	—	(39)
Share-based compensation expense	—	—	2,165	—	—	2,165	—	2,165
Net income	—	—	—	18,982	—	18,982	2,490	21,472
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	223	223
Dividends paid on common stock	—	—	—	(25,071)	—	(25,071)	—	(25,071)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,643)	(2,643)
Other comprehensive income adjustment	—	—	—	—	1,085	1,085	—	1,085

BALANCE, MARCH 31, 2012	112,692	$1,127	$1,590,257	$(176,619)	$(69)	$1,414,696	$207,956	$1,622,652

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$21,695	$37,377
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(1,024)	(902)
Accretion of below market lease intangibles, net	(2,948)	(2,043)
Equity in loss (income) of unconsolidated joint ventures	188	(634)
Gain on bargain purchase	—	(30,561)
Income tax benefit of taxable REIT subsidiaries	(46)	(565)
Provision for losses on accounts receivable	211	1,033
Amortization of discount on notes payable, net	(784)	236
Amortization of deferred financing fees	595	543
Depreciation and amortization	22,607	23,771
Share-based compensation expense	1,980	1,579
Amortization of derivatives	16	16
Gain on sale of real estate	(14,269)	—
Loss (gain) on extinguishment of debt	809	(42)
Operating distributions from joint venture	724	226
Impairment loss	1,932	—
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	8,615	5,113
Other assets	(11,099)	(902)
Accounts payable and accrued expenses	(5,762)	377
Tenant security deposits	261	141
Other liabilities	105	416

Net cash provided by operating activities	$23,806	$35,179

INVESTING ACTIVITIES:
Acquisition of income producing properties	(153,750)	(45,472)
Additions to income producing properties	(4,908)	(2,896)
Additions to construction in progress	(19,583)	(3,135)
Proceeds from sale of real estate and rental properties	33,166	—
Decrease in cash held in escrow	90,845	—
Increase in deferred leasing costs and lease intangibles	(1,340)	(1,320)
Investment in joint ventures	(6,572)	(500)
Repayments from joint ventures	381	—
Distributions from joint ventures	567	—
Investment in mezzanine loan	(19,258)	—

Net cash used in investing activities	$(80,452)	$(53,323)

(Continued)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(3,269)	$(119,439)
Net (repayments) borrowings under revolving credit facilities	(96,000)	113,500
Repayment of senior debt	(10,000)	—
Proceeds from issuance of common stock	258	37
Borrowings under term loan	200,000	—
Payment of deferred financing costs	(1,943)	(252)
Stock issuance costs	(39)	(124)
Dividends paid to stockholders	(25,071)	(23,694)
Distributions to noncontrolling interests	(2,643)	(2,415)

Net cash provided by (used in) financing activities	61,293	(32,387)

Net increase (decrease) in cash and cash equivalents	4,647	(50,531)
Cash and cash equivalents obtained through acquisition	—	23,412
Cash and cash equivalents at beginning of the period	10,963	38,333

Cash and cash equivalents at end of the period	$15,610	$11,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $1.1 million and $498 in 2012 and 2011, respectively)	$17,923	$20,653

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized holding gain on securities	$—	$16

We acquired upon acquisition of certain income producing properties:
Income producing properties	$166,150	$61,179
Intangible and other assets	13,196	5,000
Intangible and other liabilities	(25,596)	(9,604)
Assumption of mortgage notes payable	—	(11,103)

Cash paid for income producing properties	$153,750	$45,472

Net cash paid for the acquisition of C&C (US) No. 1 is as follows:
Income producing properties	$—	$471,219
Intangible and other assets	—	113,484
Intangible and other liabilities	—	(35,898)
Assumption of mortgage notes payable	—	(261,813)
Issuance of Equity One common stock	—	(73,698)
Noncontrolling interest in C&C (US) No. 1	—	(206,145)
Gain on bargain purchase	—	(30,561)
Cash acquired upon acquisition of C&C (US) No. 1	—	23,412

Net cash paid for acquisition of C&C (US) No. 1	$—	$—

Net cash paid for acquisition of income producing properties	$153,750	$45,472

(Concluded)

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2012

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

As of March 31, 2012, our consolidated property portfolio comprised 164 properties totaling approximately 16.9 million square feet of gross leasable area, or GLA, and included 143 shopping centers, ten development or redevelopment properties, five non-retail properties and six land parcels. As of March 31, 2012, our core portfolio was 91.2% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 17 shopping centers and two office buildings totaling approximately 2.8 million square feet of GLA.

In January 2011, we closed on the acquisition of C&C (US) No. 1, Inc., which we refer to as CapCo, through a joint venture with Liberty International Holdings Limited, or LIH. At the time of acquisition, CapCo owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA. The results of CapCo have been included in our financial statements as of the date of acquisition. In December 2011, we sold 36 shopping centers, comprising 3.9 million square feet of GLA, predominantly located in the Atlanta, Tampa and Orlando markets, with additional properties located in the states of North Carolina, South Carolina, Alabama, Tennessee and Maryland. The results of operations of these properties are reflected in discontinued operations for the three months ended March 31, 2011.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those other entities where we have a controlling financial interest including where we have been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation. Certain operations have been classified as discontinued and associated results of operations and financial position are separately reported for all periods presented. Information in these notes to the condensed consolidated financial statements, unless otherwise noted, does not include the accounts of discontinued operations.

The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for a full year.

Our unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet as of December 31, 2011 was derived from audited financial statements included in our 2011 Annual Report on Form 10-K, but does not include all disclosures required under GAAP. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012.

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

Properties

Income producing properties are stated at cost, less accumulated depreciation and amortization. Costs include those related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development. Costs related to business combinations are expensed as incurred, and are included in general and administrative expenses in our condensed consolidated statements of income.

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized.

Business Combinations

We allocate the purchase price of acquired properties to land, building, improvements and intangible assets and liabilities in accordance with the Business Combinations Topic of the FASB ASC. We allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their fair values at the date of acquisition. Upon acquisition of real estate operating properties, we estimate the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis. There are four categories of intangible assets and liabilities to be considered: (1) in-place leases; (2) above and below-market value of in-place leases; (3) lease origination costs and (4) customer relationships. The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases, including fixed rate renewal options, to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to depreciation expense over the estimated remaining term of the respective leases. The value of above-market and below-market in-place leases is amortized to rental revenue over the estimated remaining term of the leases. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.

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

Cash Held in Escrow

Cash held in escrow represents the cash proceeds of property sales that are being held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code (the “Code”).

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

We use the equity method of accounting for investments in unconsolidated joint ventures when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our condensed consolidated balance sheets and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in the accompanying condensed consolidated statements of income. We derive revenue through our involvement with unconsolidated joint ventures in the form of management and leasing services and interest earned on loans and advances. We account for these revenues gross of our ownership interest in each respective joint venture and record our proportionate share of related expenses in equity in income (loss) of unconsolidated joint ventures.

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

Mezzanine Loans Receivable

Mezzanine loans receivable are classified as held to maturity and are recorded at the stated principal amount plus allowable deferred loan costs or fees which are amortized as an adjustment of the loans’ yields over the terms of the related loans. We evaluate the collectability of both interest and principal on the loans periodically to determine whether they are impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the proportionate value of the underlying collateral asset if applicable. Interest income on performing loans is accrued as earned.

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

We identify our noncontrolling interests separately within the equity section on the condensed consolidated balance sheets. Noncontrolling interests also include amounts related to joint venture units issued by consolidated subsidiaries or VIEs in connection with certain property acquisitions. Joint venture units which are redeemable for cash at the holder’s option or upon a contingent event outside of our control are classified as redeemable noncontrolling interests pursuant to the Distinguishing Liabilities from Equity Topic of the FASB ASC and are presented at redemption value in the mezzanine section between total liabilities and stockholders’ equity on the condensed consolidated balance sheets. The amounts of consolidated net income (loss) attributable to Equity One, Inc. and to the noncontrolling interests are presented on the condensed consolidated statements of income.

Derivative Instruments and Hedging Activities

At times, we may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes. The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $1.6 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings in 2012, and we do not anticipate it will have a significant effect in the future. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the condensed consolidated statements of income as a component of net income or as a component of comprehensive income and as a component of stockholders’ equity of Equity One, Inc. on the condensed consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. See Note 10 for further detail on derivative activity.

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

We recognize gains or losses on sales of real estate in accordance with the Property, Plant and Equipment Topic of the FASB ASC. Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing involvement with the property. The sales of income producing properties where we do not have a continuing involvement are presented in the discontinued operations section of our condensed consolidated statements of income.

We are engaged by certain joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective assets. We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

Share-Based Payment

Share-based compensation expense charged against earnings is summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Restricted stock expense	$1,863	$1,289
Stock option expense	299	336
Employee stock purchase plan discount	3	4

Total equity-based expense	2,165	1,629
Restricted stock classified as a liability	(103)	6

Total expense	2,062	1,635
Less amount capitalized	(82)	(56)

Net share-based compensation expense	$1,980	$1,579

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

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We have aggregated our operating segments into six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast - including Georgia, Louisiana, Alabama, Mississippi, North Carolina, South Carolina and Tennessee; (4) Northeast – including Connecticut, Maryland, Massachusetts, New York and Virginia; (5) West Coast – including California and Arizona; and (6) Other/Non-retail – which is comprised of our non-retail assets. Our segments as reported in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 are not consistent with our segments as reported in our Annual Report on Form 10-K for the year ended December 31, 2011. We have divided our previously combined North Florida and Southeast region into two separate regions in this Quarterly Report on Form 10-Q for the period ended March 31, 2012, as a result of a change in management responsibilities for the North Florida region during the period and corresponding changes in our internal reporting. These changes have been reflected in our segment disclosures for all periods presented herein.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of March 31, 2012, Publix Super Markets is our largest tenant and accounted for approximately 1.9 million square feet, or approximately 10.4% of our gross leasable area, and approximately $14.8 million, or 6.4%, of our annual minimum rent. As of March 31, 2012, we had outstanding receivables from Publix Super Markets of approximately $202,000. No other tenant accounted for over 5% of our annual minimum rent.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” The guidance under ASU 2011-04 amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. We have incorporated the required disclosures within this Quarterly Report on Form 10-Q where deemed applicable and the adoption and implementation of this ASU did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in

ASU 2011-05.” ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Reclassifications out of accumulated other comprehensive income are to be presented either on the face of the financial statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Reclassification adjustments into net income need not be presented during the deferral period. This action does not affect the requirement to present items of net income, other comprehensive income and total comprehensive income in a single continuous or two consecutive statements. We have incorporated the required disclosures within this Quarterly Report on Form 10-Q where deemed applicable and the adoption and implementation of this ASU did not have an impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (the revised standard)”. Under ASU No. 2011-08 companies have the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The guidance is effective for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. The adoption and implementation of this ASU did not have a material impact on our condensed consolidated results of operations and financial condition.

In December 2011, the FASB issued ASU No. 2011-10, “Derecognition of in Substance Real Estate”. The amendments in ASU 2011-10 resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The guidance emphasizes that the accounting for such transactions is based on their substance rather than their form. The amendments in the ASU should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe that the adoption of this ASU will have a material impact on our condensed consolidated results of operations and financial condition.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Under ASU 2011-11 disclosures are required to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the ASU requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not believe that the adoption of this ASU will have a material impact on our condensed consolidated results of operations and financial condition.

3.	Acquisitions

The following table provides a summary of income producing property acquisition activity during the three months ended March 31, 2012:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price
					(in thousands)

March 1, 2012	Potrero Center (1)	San Francisco	CA	226,699	$110,750
March 1, 2012	Compo Acres (1)	Westport	CT	43,107	30,300
March 1, 2012	Post Road Plaza (1)	Darien	CT	20,005	12,700

Total					$153,750

(1)	The purchase price has been preliminarily allocated to real estate assets and liabilities. The purchase price and related accounting will be finalized after our valuation studies are complete.

During the three months ended March 31, 2012, we did not recognize any material measurement period adjustments related to prior year acquisitions. The purchase price and related accounting for Aventura Square, Culver Center, Danbury Green and Southbury Green are still within the measurement period and will be finalized after our valuation studies are complete.

In conjunction with the acquisition of Compo Acres, we entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary which is for a maximum of 180 days and allows us, for tax purposes, to defer gains on the sale of other properties identified and sold within this period. Until the earlier of termination of the exchange agreement or 180 days after the acquisition date, the third party intermediary is the legal owner of the property; however, we control the activities that most significantly impact the property and retain all of the economic benefits and risks associated with the property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of this VIE and consolidated the property and its operations as of the acquisition date noted above. As of March 31, 2012, legal ownership had been transferred to us by the qualified intermediary.

During the three months ended March 31, 2012 and 2011, we expensed approximately $1.0 million and $2.3 million, respectively, of transaction-related costs in connection with completed or pending property acquisitions which are included in general and administrative costs in the condensed consolidated statements of income. The purchase price related to the 2012 acquisitions listed in the above table was funded by the use of our line of credit, cash on hand, proceeds from the term loan and proceeds from dispositions.

4.	Dispositions

The following table provides a summary of disposition activity during the three months ended March 31, 2012:

Date Sold	Property Name	City	State	Square Feet/Acres		Gross Sales Price
						(in thousands)
Income producing property sold
March 30, 2012	Laurel Walk Apartments	Charlotte	NC	106,480		$6,000
March 30, 2012	Commerce Crossing	Commerce	GA	100,668		600
March 15, 2012	222 Sutter Street	San Francisco	CA	128,595		53,829	(2)

						60,429

Outparcels sold
February 27, 2012	Market Place - IHOP	Norcross	GA	0.35	(1)	885
January 20, 2012	Grand Marche (ground lease)	Lafayette Parish	LA	200,585		775

						1,660

Total						$62,089

(1)	In acres.
(2)	Includes $27.2 million of mortgage debt repaid by the buyer at closing.

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

Discontinued Operations

We report as discontinued operations, properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income/loss on the condensed consolidated statements of income under the caption discontinued operations. This reporting has resulted in certain reclassifications of financial statement amounts.

The components of income and expense relating to discontinued operations for the three months ended March 31, 2012 and 2011 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2012 and 2011 and the operations for the applicable period for those assets classified as held for sale as of March 31, 2012:

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Rental revenue	$1,552	$15,950
Expenses:
Property operating expenses	552	4,269
Rental property depreciation and amortization	84	4,328
General and administrative expenses	13	16

Operations of income producing property	903	7,337
Interest expense	(327)	(4,014)
Equity in income in unconsolidated joint ventures	—	268
Gain on disposal of income producing properties	14,269	—
Impairment loss on income producing properties held for sale or sold	(1,932)	—
Loss on extinguishment of debt	(716)	—
Income tax benefit	—	432
Other expense	(1)	(2)

Income from discontinued operations	$12,196	$4,021

Net loss attributable to noncontrolling interests - discontinued operations	—	17

Income from discontinued operations attributable to Equity One, Inc.	$12,196	$4,038

Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by us typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented. During the three months ended March 31, 2012, we recognized an impairment loss of $1.9 million related to a property held for sale based on a letter of intent executed on March 31, 2012. We did not recognize any impairment loss during the three months ended March 31, 2011.

5.	Investments in and Advances to Unconsolidated Joint Ventures

As of March 31, 2012, our investments in and advances to unconsolidated joint ventures in the condensed consolidated balance sheets were composed of the following:

				Investment Balance
Joint Venture(1)	Number of Properties	Location	Ownership	March 31, 2012	December 31, 2011
				(In thousands)
Investments in unconsolidated joint ventures:
GRI-EQY I, LLC(2)	10	GA, SC, FL	10.0%	$7,771	$7,705
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,578	3,215
Madison 2260 Realty LLC	1	NY	8.6%	635	1,066
Madison 1235 Realty LLC	1	NY	20.1%	1,000	1,000
Talega Village Center JV, LLC(3)	1	CA	50.5%	3,394	3,620
Vernola Marketplace JV, LLC(3)	1	CA	50.5%	7,311	7,433
Parnassus Heights Medical Center	1	CA	50.0%	13,493	13,695
Equity One JV Portfolio, LLC(4) (“NYCRF”)	3	FL, MA	30.0%	17,041	11,393

Total				54,223	49,127

Advances to unconsolidated joint ventures				740	1,031

Investments in and advances to unconsolidated joint ventures				$54,963	$50,158

(1)

With the exception of the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures which are accounted for under the cost method, all joint ventures are accounted for under the equity method.

(2)	The investment balance as of March 31, 2012 and December 31, 2011 is presented net of deferred gains of $3.3 million associated with the disposition of assets by us to the joint venture.
(3)	Our effective interest is 48% when considering the 5% noncontrolling interest held by Vestar Development Company.
(4)

The investment balance as of March 31, 2012 and December 31, 2011 is presented net of a deferred gain of approximately $404,000 associated with the disposition of assets by us to the joint venture in 2011.

We recorded $188,000 of equity in losses of unconsolidated joint ventures for the three months ended March 31, 2012. Equity in income of unconsolidated joint ventures totaled approximately $366,000 for the three months ended March 31, 2011. Management fees and leasing fees paid to us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of income, totaled approximately $700,000 and $74,000 for the three months ended March 31, 2012 and $367,000 and $75,000 for the three months ended March 31, 2011, respectively.

New York Common Retirement Fund Joint Venture

In May 2011, we sold two operating properties, Country Walk Plaza in Miami, Florida and Veranda Shoppes in Plantation, Florida to a newly formed joint venture between us and the New York State Common Retirement Fund (“NYCRF”). In December 2011, the joint venture purchased an operating property located in Framingham, Massachusetts, for an aggregate purchase price of $23.2 million, which included the assumption of $10.4 million of mortgage debt.

On January 26, 2012, our NYCRF joint venture made an $18.5 million mortgage loan (the “JV Loan”) secured by a newly developed shopping center. The JV Loan bears interest at 6.25%, has a maturity of nine years and is pari passu with a $71.4 million mortgage loan (the “Third Party Loan”) provided by a third party lender. In addition to the JV Loan, we provided a mezzanine loan (the “Mezzanine Loan”) indirectly secured by the shopping center in the amount of $19.3 million. The Mezzanine Loan bears interest at 10.0% and has a maturity of nine years. During certain periods prior to January 26, 2014, the joint venture has an option to purchase the shopping center and during certain different periods the borrower has a put option to sell the shopping center to the joint venture, in each case for a formula based purchase price currently projected to be approximately $143.0 million, which is comprised of a predetermined fixed amount of $128.4 million and a variable amount to be derived from the minimum rent associated with a portion of the shopping center under development. In the event it acquires the shopping center, the joint venture is required to immediately repay the Mezzanine Loan. If certain events of default occur under the Third Party Loan, the JV Loan will become subordinate to such Third Party Loan. In that case, we will be obligated to purchase the JV Loan at par plus accrued interest. In addition, if the put and call options expire unexercised, the JV Loan will become subordinate to the Third Party Loan and we will be required to purchase the JV Loan at par plus accrued interest. We have determined that the entities holding direct and indirect interests in the shopping center are VIEs. However, in relation to the VIE in which we hold a variable interest, we are not the primary beneficiary as we do not have the power to direct the activities that most significantly impact the VIE’s economic performance.

NYCRF holds a 70% interest in the joint venture and we own a 30% interest. We perform the day to day accounting and property management functions for the joint venture and, as such, earn a management fee for the services provided. Our ownership interest in this joint venture is accounted for under the equity method.

6.	Variable Interest Entities

Included within our consolidated operating properties at March 31, 2012 are two consolidated joint venture properties, Danbury Green and Southbury Green, that are held through VIEs and for which we are the primary beneficiary. These entities have been established to own and operate real estate property. Our involvement with these entities is through our majority ownership of the properties. These entities were deemed VIEs primarily because they may not have sufficient equity at risk for them to finance their activities without additional subordinated financial support from other parties. Specifically, with respect to the VIEs holding the Danbury Green and Southbury Green properties, we determined that the interests held by the other equity investors were not equity investments at risk pursuant to the Consolidation Topic of the FASB ASC and also gave consideration to the maturity of certain debt obligations of the entities. We determined that we are the primary beneficiary of these VIEs as a result of our having the power to direct the activities that most significantly impact their economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIEs.

At March 31, 2012 and December 31, 2011, the total assets of the VIE which owns Danbury Green and Southbury Green was approximately $109.0 million and $109.2 million, respectively. These assets can only be used to settle obligations of the VIE. At March 31, 2012 and December 31, 2011, the liabilities of the VIE which owns Danbury Green and Southbury Green of $61.5 million and $61.9 million, respectively, include third party liabilities for which the creditors or beneficial interest holders do not have recourse against us other than for customary environmental indemnifications and non-recourse carve-outs. The classification of these assets is primarily within real estate and the classification of liabilities is primarily within mortgages payable and redeemable and nonredeemable noncontrolling interests in the condensed consolidated balance sheets (as discussed further in Note 13).

Included within our consolidated operating properties at December 31, 2011, in addition to Danbury Green and Southbury Green, was one consolidated property, 90-30 Metropolitan Avenue, which was held at the time by a qualified intermediary. As of March 31, 2012, legal ownership had been transferred to us by the qualified intermediary, and as such it is no longer considered a VIE.

At March 31, 2012 and December 31, 2011, total assets of these VIEs were approximately $109.0 million and $138.2 million, respectively, and total liabilities were approximately $61.5 million and $62.4 million, respectively, including non-recourse mortgage debt of $45.7 million at both March 31, 2012 and December 31, 2011.

The majority of the operations of these VIEs are funded with cash flows generated from the properties. We have not provided financial support to any of these VIEs that we were not previously contractually required to provide; our contractual commitments consist primarily of funding any capital expenditures, including tenant improvements, which are deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may experience. Costs are funded with capital contributions from us and the outside partners in accordance with our respective ownership percentages.

7.	Mezzanine Loans Receivable

On July 5, 2011, we invested in a $45.0 million junior mezzanine loan indirectly secured by a portfolio of seven California shopping centers which had an aggregate appraised value of approximately $272.0 million at the time we acquired the mezzanine loan. This mezzanine loan is subordinated in right of payment to a $120.0 million mortgage loan and a $60.0 million senior mezzanine loan, matures on July 9, 2013 subject to the borrower’s ability to extend the maturity date for three additional one-year periods, and bears interest at 8.46% per annum plus one month LIBOR (subject to a 0.75% per annum LIBOR floor). At March 31, 2012, the mezzanine loan bore interest of 9.21%. We capitalized $108,000 in net fees paid relating to the acquisition of this loan and are amortizing these amounts against interest income over the initial two-year term. As of March 31, 2012, the loan was performing, and the carrying amount of the loan was $45.3 million. This carrying amount also reflects our maximum exposure to loss related to this investment. At inception and as of March 31, 2012, we had and continue to have the ability and intention to hold this mezzanine loan to maturity.

On January 26, 2012, we invested in a $19.3 million mezzanine loan indirectly secured by a newly developed shopping center. This mezzanine financing bears interest at 10.0% and has a maturity of nine years (see Note 5 for further details). As of March 31, 2012, the loan was performing, and the carrying amount of the loan was $19.4 million. As discussed in Note 5 above, if certain events of default occur under the Third Party Loan, the JV Loan of $18.5 million will become subordinate to it. In that case, we will be obligated to purchase the JV Loan at par plus accrued interest. In addition, if the put and call options expire unexercised, the JV Loan will become subordinate to the Third Party Loan and we will be required to purchase the JV Loan at par plus accrued interest. As a result of these conditions, in the event of default, our maximum exposure to loss related to this investment includes the carrying amount of the $19.3 million mezzanine loan, the $18.5 million JV Loan we would be obligated to purchase, as well as our 30% share of any potential losses or liability incurred by the joint venture as a result of any default. At inception and as of March 31, 2012, we had and continue to have the ability to hold this mezzanine loan to maturity. While we do not intend to sell the mezzanine loan, the joint venture may acquire the shopping center and repay our mezzanine loan prior to maturity; however, we believe that we will recover our cost basis and as such we continue to classify this investment as held to maturity.

8.	Goodwill

The following table provides a summary of goodwill activity in the condensed consolidated balance sheets:

	March 31, 2012	December 31, 2011
	(In thousands)
Balance at beginning of period	$8,406	$9,561
Impairment	—	(1,155)
Allocated to property sale	(5)	—

Balance at end of period	$8,401	$8,406

The following table presents goodwill by segment:

	March 31,	December 31,
	2012	2011
	(In thousands)
South Florida	$2,028	$2,028
North Florida	1,546	1,546
Southeast	4,827	4,832

Total	$8,401	$8,406

9.	Other Assets

The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	March 31,	December 31,
	2012	2011
	(In thousands)

Lease intangible assets, net	$95,978	$92,559
Leasing commissions, net	30,396	28,755
Deposits and mortgage escrow	37,522	34,567
Straight-line rent receivable, net	18,290	17,270
Deferred financing costs, net	10,012	8,676
Prepaid and other expenses	10,093	2,178
Deferred tax asset	3,174	3,229
Fair value of interest rate swaps	975	—
Furniture and fixtures, net	2,342	2,234

Total other assets	$208,782	$189,468

10.	Borrowings

Mortgage Notes Payable

The following table is a summary of our mortgage notes payable balances in the condensed consolidated balance sheets:

	March 31,	December 31,
	2012	2011
	(In thousands)
Mortgage Notes Payable

Fixed rate mortgage loans	$468,485	$471,754
Unamortized premium, net	9,583	10,521

Total	$478,068	$482,275

Weighted-average interest rate of fixed rate mortgage notes	6.18%	6.18%

Included in liabilities associated with assets held for sale are mortgage notes payable of $27.3 million at December 31, 2011, with a weighted average interest rate of 5.39%. There were no mortgage notes payable associated with assets held for sale at March 31, 2012.

During the three months ended March 31, 2012, we prepaid $1.0 million in mortgage loans with a weighted-average interest rate of 6.75%. During the three months ended March 31, 2011, we prepaid $31.0 million in mortgage loans with a weighted-average interest rate of 7.18%.

Unsecured Senior Notes

Our outstanding unsecured senior notes payable in the condensed consolidated balance sheets consisted of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Unsecured Senior Notes Payable
7.84% Senior Notes, due 1/23/12	$—	$10,000
6.25% Senior Notes, due 12/15/14	250,000	250,000
5.375% Senior Notes, due 10/15/15	107,505	107,505
6.0% Senior Notes, due 9/15/16	105,230	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.0% Senior Notes, due 9/15/17	116,998	116,998

Total Unsecured Senior Notes	681,136	691,136
Unamortized discount, net	(2,199)	(2,340)

Total	$678,937	$688,796

Weighted-average interest rate, net of discount adjustment	6.03%	6.06%

On January 23, 2012, we repaid the $10.0 million principal amount of 7.84% unsecured senior notes.

The indentures under which our unsecured senior notes were issued have several covenants which limit our ability to incur debt, require us to maintain an unencumbered asset to unencumbered debt ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with, any other entity. These notes have also been guaranteed by many of our subsidiaries. At March 31, 2012, we were in compliance with each of these financial restrictions and requirements.

Unsecured Revolving Credit Facilities

Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. The facility bears interest at applicable LIBOR plus a margin of 1.00% to 1.85%, depending on the credit ratings of our senior unsecured notes. The facility also includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.175% to 0.450% per annum depending on the credit ratings of our senior unsecured notes. Based on our credit ratings at March 31, 2012, the interest rate margin applicable to amounts outstanding under the facility is 1.55% per annum and the facility fee is 0.30% per annum. The facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $50.0 million swing line facility for short term borrowings, a $50.0 million letter of credit commitment and a $61.3 million multicurrency subfacility. The facility expires on September 30, 2015, with a one year extension at our option. The facility contains a number of customary restrictions on our business, including restrictions on our ability to make certain investments, and also includes various financial covenants, including a minimum tangible net worth requirement, maximum unencumbered and total leverage ratios, a maximum secured indebtedness ratio, a minimum fixed charge coverage ratio and a minimum unencumbered interest coverage ratio. The facility also contains customary affirmative covenants and events of default, including a cross default to our other material indebtedness and the occurrence of a change of control. If a material default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of March 31, 2012, we had drawn approximately $42.0 million against the facility, which bore interest at 1.80%. As of December 31, 2011, we had drawn approximately $138.0 million against the facility, which bore interest at 1.85%.

We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of March 31, 2012 and December 31, 2011. This facility provides for the issuance of up to $15.0 million in outstanding letters of credit. The facility bears interest at the rate of LIBOR plus 1.40% and expires on August 8, 2012.

As of March 31, 2012, the maximum availability under these credit facilities was approximately $442.8 million, net of outstanding letters of credit and subject to the covenants in the loan agreements.

Term Loan and Interest Rate Swaps

On February 13, 2012, we entered into an unsecured term loan in the principal amount of $200.0 million with a maturity date of February 13, 2019. At our request and upon identification of interested lenders, the principal amount of the term loan may be increased up to an aggregate of $250.0 million. Borrowings under the term loan will bear interest, at our option, at the base rate or one month, two month, three month or six month LIBOR, in each case plus a margin of 1.500% to 2.350% depending on the credit ratings of our senior unsecured long term debt, which margin is currently 1.900%. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants, events of default and remedies which are generally the same as those provided in our $575.0 million unsecured revolving credit facility. In connection with the closing, we entered into interest rate swaps to convert the LIBOR rate to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 3.46% per annum based on the current credit ratings of our senior unsecured notes. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019. At March 31, 2012, the interest rate swaps had a fair value of $975,000, which is included in other assets on our condensed consolidated balance sheet.

11.	Other Liabilities

The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	March 31, 2012	December 31, 2011
	(in thousands)

Lease intangible liabilities, net	$178,513	$156,495
Prepaid rent	7,789	6,882
Other	542	811

Total other liabilities	$186,844	$164,188

12.	Income Taxes

We elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries (“TRSs”). Accordingly, the only provision for federal income taxes in our condensed consolidated financial statements relates to our consolidated TRSs.

We recorded an income tax benefit from continuing operations during the three months ended March 31, 2012 and 2011 of approximately $46,000 and $133,000, respectively. These benefits are primarily attributable to the net operating losses generated by DIM Vastgoed, N.V. (“DIM”), a Dutch company in which we acquired a controlling interest in the first quarter of 2009, offset by taxable income generated by IRT Capital Corporation II (“IRT”). We recorded an income tax benefit from discontinued operations of approximately $432,000 during the three months ended March 31, 2011. There was no income tax benefit from discontinued operations recorded during the three months ended March 31, 2012. The tax benefit recorded related to discontinued operations for the three months ended March 31, 2011 is primarily attributable to the reversal of a deferred tax liability associated with properties held for sale by DIM and IRT and, to a lesser extent, by net operating losses. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. As of March 31, 2012, DIM had federal and state net operating loss carry forwards of approximately $6.2 million and $9.5 million, respectively. These carry forwards begin to expire in 2027.

Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit after 2007.

13.	Noncontrolling Interests

Noncontrolling interest represents the portion of equity that we do not own in those entities that we consolidate. We account for and report our noncontrolling interest in accordance with the provisions under the Consolidation Topic of the FASB ASC.

The following is a summary of the noncontrolling interests of our consolidated entities in the condensed consolidated balance sheets:

	March 31,	December 31,
	2012	2011
	(in thousands)

Danbury 6 Associates LLC (1)	$7,720	$7,720
Southbury 84 Associates LLC (2)	11,242	11,242
Vestar/EQY Canyon Trails LLC (3)	2,775	2,853
Walden Woods Village, Ltd.	989	989

Total redeemable noncontrolling interests	$22,726	$22,804

CapCo	$206,145	$206,145
DIM	1,209	1,132
Vestar/EQY Talega LLC (4)	176	181
Vestar/EQY Vernola LLC (5)	426	428

Total noncontrolling interests included in stockholders’ equity	$207,956	$207,886

(1)	This entity owns the Danbury Green Shopping Center.
(2)	This entity owns the Southbury Green Shopping Center.
(3)	This entity owns the Canyon Trails Shopping Center.
(4)	Holds our interest in Talega Village Center JV, LLC.
(5)	Holds our interest in Vernola Marketplace JV, LLC.

We are involved in the following investment activities in which we have a controlling interest:

On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of ours, formed a limited partnership as a general partner. Walden Woods Village, an income producing shopping center, was contributed by its owners (the “Noncontrolling Partners”), and we contributed 93,656 shares of our common stock to the limited partnership at an agreed-upon price of $10.30 per share. Under the terms of the agreement, the Noncontrolling Partners do not share in any earnings of the partnership, except to the extent of dividends received by the partnership for the shares originally contributed by us. Based on the per-share price and the net value of property contributed by the Noncontrolling Partners, the limited partners received 93,656 partnership units. We have entered into a redemption agreement with the Noncontrolling Partners whereby the Noncontrolling Partners can request that we purchase their partnership units at a price of $10.30 per unit at any time before January 1, 2014. In accordance with the Distinguishing Liabilities subtopic from the Equity Topic of the FASB ASC, the value of the redeemable noncontrolling interest of $989,000 is included in the mezzanine section of our condensed consolidated balance sheet, separate from permanent equity, until the earlier of January 1, 2014 or upon election by the Noncontrolling Partners to redeem their partnership units. We have also entered into a conversion agreement with the Noncontrolling Partners pursuant to which, following notice, the Noncontrolling Partners can convert their partnership units into our common stock. The Noncontrolling Partners have not exercised their redemption or conversion rights, and their noncontrolling interest remains valued at $989,000 at March 31, 2012.

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

On January 14, 2009, we acquired a controlling interest in DIM which required us to consolidate DIM’s results as of the acquisition date. Upon consolidation, we recorded $25.8 million of noncontrolling interest which represented the fair value of the portion of DIM’s equity that we did not own upon acquisition. Subsequent changes to the noncontrolling interest in equity result from the allocation of losses, and additional shares purchased from the noncontrolling interests. Our ownership in DIM as of March 31, 2012 was 97.8%.

In December 2010, we acquired controlling interests in three joint ventures with Vestar which required us to consolidate their results as of the acquisition date. With respect to two of these joint ventures, $602,000 and $609,000 of noncontrolling interest is recorded in permanent equity in our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively. The third joint venture with Vestar, which owns a property in Arizona and in which we have a 90% interest, contains certain provisions which may require us to redeem the noncontrolling interest at fair market value at Vestar’s option, beginning on the fifth anniversary of the venture. Due to the redemption feature, we have recorded the $2.8 million of noncontrolling interest associated with this venture in the mezzanine section of our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, which approximates redemption value. The carrying amount of Vestar’s redeemable noncontrolling interest will be increased by periodic accretions, which shall be recognized against paid-in capital, such that the carrying amount of the noncontrolling interest will equal the mandatory redemption amount.

We acquired a controlling interest in CapCo on January 4, 2011 which required us to consolidate CapCo’s results as of the acquisition date. We recorded $206.1 million of noncontrolling interest upon consolidation, which represented the fair value of the portion of CapCo’s equity that we did not own upon acquisition. The $206.1 million of noncontrolling interest is reflected in the equity section of our condensed consolidated balance sheet as permanent equity at March 31, 2012. Since LIH, the noncontrolling party, only participates in the earnings of CapCo to the extent of dividends declared on our common stock and considering that dividends are generally declared and paid in the same quarter, subsequent changes to the noncontrolling interest will only occur if dividends are declared but not paid, or if we acquire all or a portion of LIH’s interest or if its LLC shares in CapCo are converted into our common stock.

In October 2011, we acquired a 60% controlling interest in two VIEs, Danbury 6 Associates LLC and Southbury 84 Associates LLC. We determined that we are the primary beneficiary of these entities and, accordingly, we consolidated their results as of the acquisition date. Upon consolidation, we recorded $19.0 million of noncontrolling interest which represented the estimated fair value of the preferred equity interests which are entitled to a cumulative 5% annual preferred return, held by the noncontrolling interest holders. The operating agreements contain certain provisions that may require us to redeem the noncontrolling interest at the balance of their contributed capital as adjusted for unpaid preferred returns due to them pursuant to the operating agreements. The provisions are exercisable at the earlier of the partner’s death or at any time after the fifth anniversary of the acquisition closing until the tenth anniversary of the acquisition closing. Due to the redemption feature, we have recorded the $19.0 million of noncontrolling interest associated with this venture in the mezzanine section of our condensed consolidated balance sheet at March 31, 2012, which approximates redemption value. Together with our valuation advisors, we are in the process of determining the fair market value of the redeemable noncontrolling interests as of the acquisition date, and thus, the accounting for these business combinations has not yet been finalized. The carrying amount of the redeemable noncontrolling interest is increased by periodic accretions of a preferred return of 5%, and will be decreased by payments made to the noncontrolling partner which shall be recognized as income attributable to the noncontrolling interest holders for the period, such that the carrying amount of the noncontrolling interest will equal the mandatory redemption amount. Income attributable to the noncontrolling interest holders and amounts paid to them during the three months ended March 31, 2012 were both $236,000.

14.	Stockholders’ Equity and Earnings Per Share

At the closing of the CapCo acquisition on January 4, 2011, LIH contributed all of the outstanding shares of CapCo’s common stock to a joint venture between us and LIH in exchange for approximately 11.4 million Class A joint venture shares. The Class A joint venture shares are redeemable by the joint venture upon LIH’s option until the tenth anniversary of the closing of the CapCo transaction for cash or, solely at our option, shares of our common stock on a one-for-one basis, subject to certain adjustments. Also in connection with the CapCo acquisition on January 4, 2011, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for approximately 4.1 million shares of our common stock and one share of a newly-established class of our capital stock, Class A common stock, that (i) was convertible into 10,000 shares of our common stock in certain circumstances, and (ii) subject to certain limitations, entitled LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture shares held by LIH from time to time. Effective June 29, 2011, the one share of Class A common stock was converted in accordance with its terms into 10,000 shares of our common stock.

In connection with the closing of the CapCo transaction in 2011, we also executed a Registration and Liquidity Rights Agreement between us and LIH pursuant to which we agreed to register the approximately 4.1 million shares of our common stock received by LIH in the transaction and the approximately 11.4 million shares of our common stock issuable if we exercise our right to pay for the redemption of LIH’s joint venture units with shares of our common stock. On March 9, 2012, LIH sold the approximately 4.1 million shares of our common stock issued in exchange for the CapCo note and upon conversion of the Class A common stock pursuant to a registered public offering. Pursuant to the Registration and Liquidity Rights Agreement, we paid all of the expenses of the offering other than underwriting discounts and legal expenses of counsel to LIH, which amounted to $160,000 and are included in general and administrative expenses in the accompanying condensed consolidated statement of income for the three months ended March 31, 2012.

Earnings per Share

The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)

Income from continuing operations	$9,499	$33,356
Net income attributable to noncontrolling interests	(2,713)	(2,400)

Income from continuing operations attributable to Equity One, Inc.	6,786	30,956
Allocation of continuing income to restricted share awards and to Class A common stockholder	(280)	(394)

Income from continuing operations attributable to common stockholders	6,506	30,562
Income from discontinued operations	12,196	4,021
Net loss attributable to noncontrolling interests	—	17

Income from discontinued operations attributable to Equity One, Inc.	12,196	4,038
Allocation of discontinued loss to restricted share awards and to Class A common stockholder	(138)	(51)

Income from discontinued operations attributable to common stockholders	12,058	3,987

Net income available to common stockholders	$18,564	$34,549

Weighted average shares outstanding — Basic	112,649	106,254

Basic earnings per share attributable to the common stockholders:
Basic earnings per share from continuing operations	$0.06	$0.29
Basic earnings per share from discontinued operations	0.11	0.04

Earnings per common share — Basic	$0.16 *	$0.33

*	Note: Basic EPS for the three months ended March 31, 2012 does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)

Income from continuing operations	$9,499	$33,356
Net income attributable to noncontrolling interests	(2,713)	(2,400)

Income from continuing operations attributable to Equity One, Inc.	6,786	30,956
Allocation of continuing income to restricted share awards and to Class A common stockholder	(280)	(385)
Allocation of earnings associated with DIM contingent shares	—	—
Income attributable to convertible EQY-CSC partnership units	—	2,415

Income from continuing operations attributable to common stockholders	6,506	32,986
Income from discontinued operations	12,196	4,021
Net loss attributable to noncontrolling interests	—	17

Income from discontinued operations attributable to Equity One, Inc.	12,196	4,038
Allocation of discontinued income to restricted share awards and to Class A common stockholder	(125)	(47)

Income from discontinued operations attributable to common stockholders	12,071	3,991

Net income available to common stockholders	$18,577	$36,977

Weighted average shares outstanding — Basic:	112,649	106,254
Convertible EQY-CSC partnership units	—	10,853
Stock options using the treasury method	171	151

Weighted average shares outstanding — Diluted	112,820	117,258

Diluted earnings per share attributable to common stockholders:
Diluted earnings per share from continuing operations	$0.06	$0.28
Diluted earnings per share from discontinued operations	0.11	0.03

Earnings per common share — Diluted	$0.16 *	$0.32 *

*	Note: Diluted EPS for the three months ended March 31, 2012 and 2011 do not foot due to the rounding of the individual calculations.

The computation of diluted EPS for both the three months ended March 31, 2012 and 2011 did not include 2.0 million and 1.9 million shares of common stock, respectively, issuable upon the exercises of outstanding options, at prices ranging from $19.07 to $26.66 and $18.88 to $26.66, respectively, because the option prices were greater than the average market prices of our common shares during these respective periods. The computation of diluted EPS for the three months ended March 31, 2012 did not include the 11.4 million units held by LIH which are convertible into our common stock. The LIH shares are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. These convertible units are not included in the diluted weighted average share count because their inclusion is anti-dilutive.

15.	Share-Based Payment Plans

The Amended and Restated Equity One 2000 Executive Incentive Compensation Plan (the “2000 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, and deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The persons eligible to receive an award under the 2000 Plan are our officers, directors, employees and independent contractors. Following an amendment to the 2000 Plan, approved by our stockholders on May 2, 2011, the total number of shares of common stock that may be issued under the 2000 Plan is 13.5 million shares, plus (i) the number of shares with respect to which options previously granted under the 2000 Plan terminate without being exercised, and (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements. The 2000 Plan will terminate on the earlier of July 28, 2021 or the date on which all shares reserved for issuance under the 2000 Plan have been issued. As of March 31, 2012, 5.0 million shares were available for issuance under the 2000 Plan.

Options and Restricted Stock

As of March 31, 2012, we have stock options and restricted stock outstanding under the 2000 Plan. In addition, in connection with the initial employment in 2006 of Jeffrey S. Olson, our Chief Executive Officer, we issued Mr. Olson options to purchase 364,660 shares of common stock.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatilities, dividend yields, employee exercises and employee forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of the grant and charge to expense such amounts ratably over the vesting period. For grants with a graded vesting schedule, we have elected to recognize compensation expense on a straight-line basis. We use the shortcut method described in the Share Compensation Topic of the FASB ASC for determining the expected life used in the valuation method.

The following table presents stock option activity during the three months ended March 31, 2012:

	Shares Under Option	Weighted- Average Exercise Price
	(In thousands)
Outstanding at January 1, 2012	3,565	$20.62
Granted	—	—
Exercised	(30)	11.59
Forfeited or expired	(2)	18.88

Outstanding at March 31, 2012	3,533	$20.70

Exercisable at March 31, 2012	2,933	$21.22

Restricted Stock Grants

The following table presents information regarding restricted stock activity during the three months ended March 31, 2012:

	Unvested Shares		Weighted- Average Price
	(In thousands)

Unvested at January 1, 2012	1,178		$17.23
Granted	64		18.62
Vested	(67)		18.41
Forfeited	—		—

Unvested at March 31, 2012	1,175	*	$17.24

*	Does not include 800,000 shares of restricted stock awarded to Messrs. Caputo, Langer and Gallagher which are subject to performance vesting conditions and are not entitled to vote or receive dividends during the performance period.

Our compensation committee grants restricted stock to our officers, directors, and other employees. Vesting periods for the restricted stock are determined by our compensation committee. We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and expense such amounts ratably over the vesting period.

During the three months ended March 31, 2012, we granted 64,742 shares of restricted stock that are subject to forfeiture and vest over periods from 0 to 3 years. The total vesting-date value of the 67,126 shares of restricted stock that vested during the three months ended March 31, 2012 was $1.2 million.

As of March 31, 2012, we had $15.9 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under the 2000 Plan. This expense is expected to be recognized over a weighted-average period of 2.6 years.

16.	Segment Reporting

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

We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast – including Georgia, Louisiana, Alabama, Mississippi, North Carolina, South Carolina and Tennessee; (4) Northeast – including Connecticut, Maryland, Massachusetts, New York and Virginia; (5) West Coast – including California and Arizona; and (6) Other/Non-retail – which is comprised of our non-retail assets. Our segments as reported in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 are not consistent with our segments as reported in our Annual Report on Form 10-K for the year ended December 31, 2011. We have divided our previously combined North Florida and Southeast region into two separate regions in this Quarterly Report on Form 10-Q for the period ended March 31, 2012, as a result of a change in management responsibilities for the North Florida region during the period and corresponding changes in our internal reporting. These changes have been reflected in our segment disclosures for all periods presented herein.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 above.

We assess a segment’s performance based on net operating income (“NOI”). NOI excludes interest and other income, acquisition costs, general and administrative expenses, interest expense, depreciation and amortization expense, gains (losses) from extinguishments of debt, income (loss) of unconsolidated joint ventures, gains on sales of real estate, impairments, and noncontrolling interests. NOI is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back amortization of deferred financing fees, rental property depreciation and amortization, interest expense, impairment losses, general and administrative expense, and to exclude revenues earned from management and leasing services, straight line rent adjustments, accretion of below market lease intangibles (net), gain on sale of real estate, equity in income (loss) of unconsolidated joint ventures, gain on bargain purchase and acquisition of controlling interest in subsidiary, gain (loss) on extinguishment of debt and investment income, and other income. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to net income attributable to Equity One, Inc. as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of our properties.

The following table sets forth the financial information relating to our continuing operations presented by segments and includes a reconciliation of NOI to income from continuing operations before tax and discontinued operations, the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues:
South Florida	$23,387	$22,551
North Florida	11,534	11,783
Southeast	14,018	14,047
Northeast	11,427	8,558
West Coast	15,718	10,585
Non-retail	655	762

Total segment revenues	$76,739	$68,286

Add:
Straight line rent adjustment	1,024	628
Accretion of below market lease intangibles, net	2,948	1,459
Management and leasing services	804	466

Total revenues	$81,515	$70,839

Net operating income (NOI):
South Florida	$15,929	$14,659
North Florida	8,198	7,931
Southeast	9,950	9,921
Northeast	7,399	5,763
West Coast	10,441	7,037
Non-retail	344	393

Total	$52,261	$45,704

Add:
Straight line rent adjustment	1,024	628
Accretion of below market lease intangibles, net	2,948	1,459
Management and leasing services	804	466
Elimination of intersegment expenses	2,348	2,008
Equity in (loss) income of unconsolidated joint ventures	(188)	366
Investment income	1,445	693
Other income	141	129
Gain on bargain purchase	—	30,561
(Loss) gain on extinguishment of debt	(93)	42
Less:
General and administrative	11,560	11,977
Rental property depreciation and amortization	21,715	18,766
Interest expense	17,369	17,551
Amortization of deferred financing fees	593	539

Income from continuing operations before tax and discontinued operations	$9,453	$33,223

	March 31,	December 31,
	2012	2011
	(In thousands)
Assets:
South Florida	$720,425	$724,276
North Florida	369,179	369,540
Southeast	489,604	504,585
Northeast	706,465	645,439
West Coast	844,717	690,379
Non-retail	27,893	52,681
Corporate assets	127,329	189,016
Assets held for sale or sold in a disposal group	11,901	46,655

Total assets	$3,297,513	$3,222,571

Prior year assets by segment have been reclassified to conform to current year segment presentation.

17.	Commitments and Contingencies

As of March 31, 2012, we had pledged letters of credit having an aggregate face amount of $3.7 million as additional security for financial and other obligations.

As of March 31, 2012, we have invested an aggregate of approximately $105.0 million in development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $77.7 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.

We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of March 31, 2012 will have a material adverse effect on our financial condition, results of operations or cash flows. During the quarter ended March 31, 2012, we recorded $525,000, which is included in property operating expenses in the accompanying condensed consolidated statement of income, related to litigation that was settled as of March 31, 2012.

At March 31, 2012, we are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties. At March 31, 2012, minimum annual payments under non-cancellable operating leases are as follows:

Year Ending	Amount
(In thousands)

2012	$683
2013	845
2014	819
2015	794
2016	826
Thereafter	7,223

Total	$11,190

18.	Environmental Matters

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

19.	Fair Value Measurements

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

Recurring Fair Value Measurements

As of March 31, 2012, we have interest rate swap agreements with a notional amount of $200.0 million that are measured at fair value on a recurring basis. The fair value of our swaps at March 31, 2012 was an asset of $975,000 and is included in other assets on our condensed consolidated balance sheets. The change in valuation on our interest rate swaps was $975,000 for the quarter ended March 31, 2012 and is included in accumulated other comprehensive income. The fair value of the interest rate swaps is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and observable inputs. The interest rate swap is classified within Level 2 of the valuation hierarchy.

The following table presents our hierarchy for those assets measured and recorded at fair value on a recurring basis as of March 31, 2012:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$975,000	$—	$975,000	$—

We held no assets or liabilities that were required to be measured on a recurring basis at fair value as of December 31, 2011.

Valuation Methods

Interest rate swap - The valuation of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2012, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments are not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety are classified in Level 2 of the fair value hierarchy. The unrealized gain of $975,000 included in other comprehensive income (“OCI”) is attributable to the net change in unrealized gains or losses related to the interest rate swaps that remain outstanding at March 31, 2012, none of which were reported in the condensed consolidated statements of income because they are documented and qualify as hedging instruments.

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

Non-Recurring Fair Value Measurements

We perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, result from values established by Level 3 valuations. We estimate the fair value of the reporting unit using discounted projected future cash flows, which approximate a current sales price. If the results of this analysis indicate that the carrying value of the reporting unit exceeds its fair value, impairment is recorded to reduce the carrying value to fair value. We did not recognize any goodwill impairment losses during the three months ended March 31, 2012 and March 31, 2011.

On a non-recurring basis, we evaluate the carrying value of investment property and investments in and advances to joint ventures, when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments, if any, result from values established by Level 3 valuations. The carrying value is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset as determined by purchase price offers or by discounted cash flows using the income or market approach. These cash flows were comprised of unobservable inputs which included contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that we believed to be within a reasonable range of current market rates for the respective properties. Based on these inputs, we determined that the valuation of these investments was classified within Level 3 of the fair value hierarchy. During the three months ended March 31, 2012, we did not record any impairments related to operating properties, land parcels held for development, and investments in and advances to unconsolidated joint ventures.

Additionally, during the three months ended March 31, 2012, we recognized a $1.9 million impairment loss on a property held for sale based on the expected sales price as determined by an executed letter of intent. We determined that the valuation of this property was classified within Level 2 of the fair value hierarchy.

20.	Fair Value of Financial Instruments

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

Cash and Cash Equivalents and Accounts and Other Receivables (classified within levels 1, 2 and 3 of the valuation hierarchy) – The carrying amounts reported in the balance sheets for these financial instruments approximate fair value because of their short maturities.

Mezzanine Loans Receivable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at March 31, 2012 and December 31, 2011 was $63.0 million and $45.0 million, respectively. The fair value is estimated by using a discounted cash flow analysis based on the current interest rates at which similar loans would be made. The carrying amount of these mezzanine loans receivable, including accrued interest, was approximately $64.7 million and $45.3 million at March 31, 2012 and December 31, 2011, respectively.

Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at March 31, 2012 and December 31, 2011 was $516.5 million and $545.6 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount of these notes, including notes associated with properties held for sale, was approximately $478.1 million and $509.6 million at March 31, 2012 and December 31, 2011, respectively.

Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at March 31, 2012 and December 31, 2011 was $739.0 million and $725.9 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount of these notes was approximately $678.9 million and $688.8 million at March 31, 2012 and December 31, 2011, respectively.

Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated at March 31, 2012 was $187.6 million, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was approximately $200.0 million at March 31, 2012. The loan was entered into in the first quarter of 2012.

The fair market value calculation of our debt as of March 31, 2012 includes assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculation uses a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages and senior notes are consistent with current market trends.

Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – The fair value of our interest rate swaps at March 31, 2012 was an asset of $975,000. See Note 19 above for a discussion of the method used to value the interest rate swaps.

Mandatorily Redeemable Noncontrolling Interests (classified within Level 3 of the valuation hierarchy) – The carrying amount of the mandatorily redeemable noncontrolling interests of $22.7 million and $22.8 million at March 31, 2012 and December 31, 2011, respectively, approximates their fair value. The valuation method used to estimate fair value of mandatorily redeemable noncontrolling interests is based on discounted cash flow analyses.

Investments In and Advances to Joint Ventures (classified within Level 3 of the valuation hierarchy) – The carrying amount of the investments in and advances to joint ventures of $55.0 million and $50.2 million at March 31, 2012 and December 31, 2011, respectively, approximates its fair value as determined by discounted cash flow analyses.

21.	Condensed Consolidating Financial Information

Many of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to the guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of March 31, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$266,508	$1,302,701	$1,365,391	$(46)	$2,934,554
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	280,055	57,380	856,999	(831,475)	362,959

Total Assets	$1,774,873	$1,360,081	$2,222,390	$(2,059,831)	$3,297,513

LIABILITIES
Mortgage notes payable	$28,038	$132,572	$401,475	$(93,600)	$468,485
Unsecured senior notes payable	1,281,136	—	67,000	(667,000)	681,136
Term loan	200,000	—	—	—	200,000
Unsecured revolving credit facilities	42,000	—	—	—	42,000
Unamortized/unaccreted (discount) premium on notes payable	(2,297)	285	9,396	—	7,384
Other liabilities	13,044	103,507	168,054	(31,475)	253,130
Liabilities associated with assets held for sale	—	—	—	—	—

Total Liabilities	1,561,921	236,364	645,925	(792,075)	1,652,135
Redeemable noncontrolling interests	—	—	—	22,726	22,726
EQUITY	212,952	1,123,717	1,576,465	(1,290,482)	1,622,652

TOTAL LIABILITIES AND EQUITY	$1,774,873	$1,360,081	$2,222,390	$(2,059,831)	$3,297,513

Condensed Consolidating Balance Sheet As of December 31, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$269,233	$1,296,620	$1,242,139	$(46)	$2,807,946
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	345,082	52,882	855,502	(838,841)	414,625

Total Assets	$1,842,625	$1,349,502	$2,097,641	$(2,067,197)	$3,222,571

LIABILITIES
Mortgage notes payable	$28,535	$133,994	$402,825	$(93,600)	$471,754
Unsecured senior notes payable	1,291,136	—	67,000	(667,000)	691,136
Unsecured revolving credit facilities	138,000	—	—	—	138,000
Unamortized/unaccreted (discount) premium on notes payable	(2,433)	296	10,318	—	8,181
Other liabilities	20,467	102,377	145,883	(30,820)	237,907
Liabilities associated with assets held for sale	—	—	27,587	—	27,587

Total Liabilities	1,475,705	236,667	653,613	(791,420)	1,574,565
Redeemable noncontrolling interests	—	—	—	22,804	22,804
EQUITY	366,920	1,112,835	1,444,028	(1,298,581)	1,625,202

TOTAL LIABILITIES AND EQUITY	$1,842,625	$1,349,502	$2,097,641	$(2,067,197)	$3,222,571

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2012	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

REVENUE:
Minimum rent	$6,992	$30,629	$23,197	$—	$60,818
Expense recoveries	1,916	8,545	7,478	—	17,939
Percentage rent	94	809	1,051	—	1,954
Management and leasing services	—	30	774	—	804

Total revenue	9,002	40,013	32,500	—	81,515

EQUITY IN SUBSIDIARIES’ EARNINGS:	41,769	—	—	(41,769)	—

COSTS AND EXPENSES:
Property operating	2,678	10,456	8,946	50	22,130
Rental property depreciation and amortization	1,717	8,640	11,338	20	21,715
General and administrative	8,140	2,148	1,312	(40)	11,560

Total costs and expenses	12,535	21,244	21,596	30	55,405

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	38,236	18,769	10,904	(41,799)	26,110
OTHER INCOME AND EXPENSE:
Investment income	4,081	5	10,979	(13,620)	1,445
Equity in loss of unconsolidated joint ventures	—	—	(188)	—	(188)
Other income	127	—	14	—	141
Interest expense	(23,097)	(1,118)	(6,774)	13,620	(17,369)
Amortization of deferred financing fees	(555)	(12)	(26)	—	(593)
Loss on extinguishment of debt	—	—	(93)	—	(93)

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	18,792	17,644	14,816	(41,799)	9,453
Income tax (expense) benefit of taxable REIT subsidiaries	—	(55)	101	—	46

INCOME FROM CONTINUING OPERATIONS	18,792	17,589	14,917	(41,799)	9,499
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	2	(88)	(105)	50	(141)
Gain on disposal of income producing property	282	424	13,563	—	14,269
Impairment loss on income producing properties held for sale	—	(1,932)	—	—	(1,932)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	284	(1,596)	13,458	50	12,196

NET INCOME	19,076	15,993	28,375	(41,749)	21,695

Other comprehensive income	991	—	94	—	1,085

COMPREHENSIVE INCOME	20,067	15,993	28,469	(41,749)	22,780

Comprehensive income attributable to noncontrolling interests	—	—	(2,713)	—	(2,713)

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$20,067	$15,993	$25,756	$(41,749)	$20,067

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2011	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

REVENUE:
Minimum rent	$7,220	$29,393	$16,558	$—	$53,171
Expense recoveries	1,864	8,479	5,405	—	15,748
Percentage rent	86	575	793	—	1,454
Management and leasing services	—	24	442	—	466

Total revenue	9,170	38,471	23,198	—	70,839

EQUITY IN SUBSIDIARIES’ EARNINGS:	25,666	—	—	(25,666)	—

COSTS AND EXPENSES:
Property operating	2,749	10,638	6,704	483	20,574
Rental property depreciation and amortization	1,648	8,231	8,869	18	18,766
General and administrative	7,023	2,274	2,815	(135)	11,977

Total costs and expenses	11,420	21,143	18,388	366	51,317

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	23,416	17,328	4,810	(26,032)	19,522
OTHER INCOME AND EXPENSE:
Investment income	2,777	1	10,822	(12,907)	693
Equity in income of unconsolidated joint ventures	—	—	366	—	366
Other income	118	—	11	—	129
Interest expense	(21,708)	(2,965)	(4,673)	11,795	(17,551)
Amortization of deferred financing fees	(480)	(28)	(31)	—	(539)
Gain on bargain purchase	30,561	—	—	—	30,561
Gain on extinguishment of debt	—	42	—	—	42

INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	34,684	14,378	11,305	(27,144)	33,223
Income tax (expense) benefit of taxable REIT subsidiaries	—	(8)	141	—	133

INCOME FROM CONTINUING OPERATIONS	34,684	14,370	11,446	(27,144)	33,356

DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	391	1,796	(193)	1,595	3,589
Income tax benefit of taxable REIT subsidiaries	—	—	432	—	432

INCOME FROM DISCONTINUED OPERATIONS	391	1,796	239	1,595	4,021

NET INCOME	35,075	16,166	11,685	(25,549)	37,377

Other comprehensive income	16	—	81	—	97

COMPREHENSIVE INCOME	35,091	16,166	11,766	(25,549)	37,474

Comprehensive income attributable to noncontrolling interests	—	—	32	(2,415)	(2,383)

COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$35,091	$16,166	$11,798	$(27,964)	$35,091

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(29,573)	$31,541	$21,838	$23,806

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	—	(153,750)	(153,750)
Additions to income producing properties	(1,058)	(2,850)	(1,000)	(4,908)
Additions to construction in progress	(479)	(18,899)	(205)	(19,583)
Proceeds from sale of real estate and rental properties	1,417	6,514	25,235	33,166
Decrease in cash held in escrow	90,845	—	—	90,845
Investment in mezzanine loan	(19,258)	—	—	(19,258)
Increase in deferred leasing costs and lease intangibles	(395)	(551)	(394)	(1,340)
Investment in joint ventures	—	—	(6,572)	(6,572)
Repayments from joint ventures	—	—	381	381
Distributions from joint ventures	—	—	567	567
Advances to subsidiaries, net	(100,917)	(14,333)	115,250	—

Net cash used in investing activities	(29,845)	(30,119)	(20,488)	(80,452)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(497)	(1,422)	(1,350)	(3,269)
Net repayments under revolving credit facilities	(96,000)	—	—	(96,000)
Repayment of senior debt	(10,000)	—	—	(10,000)
Proceeds from issuance of common stock	258	—	—	258
Borrowings under term loan	200,000	—	—	200,000
Payment of deferred financing costs	(1,943)	—	—	(1,943)
Stock issuance costs	(39)	—	—	(39)
Dividends paid to stockholders	(25,071)	—	—	(25,071)
Distributions to noncontrolling interests	(2,643)	—	—	(2,643)

Net cash provided by (used in) financing activities	64,065	(1,422)	(1,350)	61,293

Net increase in cash and cash equivalents	4,647	—	—	4,647
Cash and cash equivalents obtained through acquisition	—	—	—	—
Cash and cash equivalents at beginning of the period	10,963	—	—	10,963

Cash and cash equivalents at end of the period	$15,610	$—	$—	$15,610

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) operating activities	$57,824	$37,476	$(60,121)	$35,179

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	—	(45,472)	(45,472)
Additions to income producing properties	(665)	(2,035)	(196)	(2,896)
Additions to construction in progress	(610)	(2,516)	(9)	(3,135)
Increase in deferred leasing costs and lease intangibles	(258)	(879)	(183)	(1,320)
Investment in joint ventures	—	—	(500)	(500)
Advances to subsidiaries, net	(170,178)	9	170,169	—

Net cash (used in) provided by investing activities	(171,711)	(5,421)	123,809	(53,323)

FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(435)	(32,055)	(86,949)	(119,439)
Net borrowings under revolving credit facilities	113,500	—	—	113,500
Proceeds from issuance of common stock	37	—	—	37
Payment of deferred financing costs	(101)	—	(151)	(252)
Stock issuance costs	(124)	—	—	(124)
Dividends paid to stockholders	(23,694)	—	—	(23,694)
Distributions to noncontrolling interests	(2,415)	—	—	(2,415)

Net cash provided by (used in) financing activities	86,768	(32,055)	(87,100)	(32,387)

Net decrease in cash and cash equivalents	(27,119)	—	(23,412)	(50,531)
Cash and cash equivalents obtained through acquisition	—	—	23,412	23,412
Cash and cash equivalents at beginning of the period	38,333	—	—	38,333

Cash and cash equivalents at end of the period	$11,214	$—	$—	$11,214

22.	Related Parties

We received rental income from affiliates of Gazit, our largest shareholder, of approximately $87,000 and $74,000 for the three months ended March 31, 2012 and 2011, respectively.

Reimbursements from Gazit of general and administrative expenses incurred by us totaled approximately $124,000 and $332,000 for the three months ended March 31, 2012 and 2011, respectively. The balance due from Gazit, which is included in accounts and other receivables, was approximately $140,000 and $126,000 at March 31, 2012 and December 31, 2011, respectively.

For the three months ended March 31, 2012, we expensed and paid $150,000 and $68,000, respectively, to MGN Icarus, Inc., an affiliate of Gazit, for certain travel expenses incurred by the Chairman of our Board of Directors. There were no reimbursements paid for the three months ended March 31, 2011.

23.	Subsequent Events

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our March 31, 2012 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements.

We have approximately $43.5 million in proposed acquisitions that we expect to close in the second quarter of 2012. These proposed transactions consist of the acquisition of a shopping center in Connecticut for $36.0 million, which includes the assumption of $19.0 million of indebtedness, and a parcel of land in New York for $7.5 million. These acquisitions are past the due diligence periods under the applicable purchase and sale agreements and, as such, aggregate deposits of $1.7 million are non-refundable except as otherwise provided in the contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto appearing in “Item 1. Financial Statements” of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012.

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

As of March 31, 2012, our consolidated property portfolio comprised 164 properties totaling approximately 16.9 million square feet of gross leasable area, or GLA, and included 143 shopping centers, ten development or redevelopment properties, five non-retail properties and six land parcels. As of March 31, 2012, our core portfolio was 91.2% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 17 shopping centers and two office buildings totaling approximately 2.8 million square feet.

In January 2011, we closed on the acquisition of C&C (US) No. 1, Inc., which we refer to as CapCo, through a joint venture with Liberty International Holdings Limited, or LIH. At the time of acquisition, CapCo owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA. In December 2011, we sold 36 shopping centers, comprising 3.9 million square feet of GLA, predominantly located in the Atlanta, Tampa and Orlando markets, with additional properties located in the states of North Carolina, South Carolina, Alabama, Tennessee and Maryland.

The economic downturn continues to affect our business, especially as it relates to leasing space to smaller shop tenants. While most of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles, other tenants in our shopping centers, particularly smaller shop tenants, have been especially vulnerable as they have faced both declining sales and reduced access to capital. As of March 31, 2012, 60.8% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarket sales have not been as affected as the sales of many other classes of retailers, and our supermarkets continue to draw traffic to these centers.

We continue to seek opportunities to invest in our primary target markets of South Florida, the northeast U.S. and California. We also look for opportunities to develop or redevelop centers in urban markets with strong demographic characteristics and high barriers to entry. We expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources.

While we expect to see continued gradual improvement in economic conditions in 2012, we expect continuing challenges in leasing space to small shop tenants. We believe the continued diversification of our portfolio during 2011, including the reinvestment of proceeds from dispositions into higher quality assets, has made us less susceptible to economic downturns. In that light, we anticipate that our core portfolio (which excludes non-retail properties, unconsolidated properties and properties held for sale) occupancy and same-property net operating income (as defined below) for 2012 will experience a modest increase as compared to 2011.

The execution of our business strategy during the first quarter of 2012 resulted in:

•	the sale of five non-core assets for aggregate gross proceeds of approximately $62.1 million resulting in a net gain of $14.3 million;

•

the acquisition of one shopping center located in California and two shopping centers located in Connecticut representing an aggregate of approximately 290,000 square feet of GLA for an aggregate purchase price of $153.8 million;

•	a $19.3 million mezzanine loan investment indirectly secured by a newly developed shopping center;

•

the signing of 48 new leases totaling 141,840 square feet at an average rental rate of $16.54 per square foot in 2012 as compared to the prior in-place average rent of $16.96 per square foot, on a same space basis;

•

the renewal and extension of 74 leases totaling 303,194 square feet at an average rental rate of $15.10 per square foot in 2012 as compared to the prior in-place average rent of $14.14 per square foot in 2011, on a same space basis;

•	an increase in core occupancy to 91.2% from 90.7% at December 31, 2011, and on a same property basis, a decrease in occupancy of 10 basis points to 90.8% as compared to March 31, 2011;

•

the closing of an unsecured term loan in the principal amount of $200.0 million, with a maturity date of February 13, 2019, which bears interest at an effective fixed rate of 3.46% per annum based on our current credit ratings through the utilization of interest rate swaps; and

•	the prepayment of approximately $1.0 million principal amount in mortgage debt.

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

Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as held for sale or discontinued operations.

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

Net operating income (“NOI”) is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back amortization of deferred financing fees, rental property depreciation and amortization, interest expense, impairment losses, general and administrative expense, and to exclude revenues earned from management and leasing services, straight line rent adjustments, accretion of below market lease intangibles (net), gain on sale of real estate, equity in income (loss) of unconsolidated joint ventures, gain on bargain purchase and acquisition of controlling interest in subsidiary, gain (loss) on extinguishment of debt and investment income, and other income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from continuing operations before tax and before discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and before discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and before discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

We review operating and financial data, primarily NOI, for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments into six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: South Florida, North Florida, Southeast, Northeast, West Coast and Other/Non-retail. See Note 16 in the condensed consolidated financial statements of this report, which is incorporated in this Item 2 by reference, for more information about our business segments, recent changes in segment structure, and the geographic diversification of our portfolio of properties, and for a reconciliation of NOI to income from continuing operations before tax and before discontinued operations for the three months ended March 31, 2012 and 2011.

Comparison of the three months ended March 31, 2012 to 2011

The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2012 as compared to the same period in 2011:

	Three Months Ended March, 31
	2012	2011	% Change
	(In thousands)

Total revenue	$81,515	$70,839	15.1%
Property operating expenses	22,130	20,574	7.6%
Rental property depreciation and amortization	21,715	18,766	15.7%
General and administrative expenses	11,560	11,977	(3.5)%
Investment income	1,445	693	108.5%
Equity in (loss) income of unconsolidated joint ventures	(188)	366	(151.4)%
Interest expense	17,369	17,551	(1.0)%
Gain on bargain purchase	—	30,561	(100.0)%
(Loss) gain on extinguishment of debt	(93)	42	(321.4)%
Income tax benefit of taxable REIT subsidiaries	46	133	(65.4)%
Income from discontinued operations	12,196	4,021	203.3%
Net income	21,695	37,377	(42.0)%
Net income attributable to Equity One, Inc.	18,982	34,994	(45.8)%

Total revenue increased by $10.7 million, or 15.1%, to $81.5 million in 2012 from $70.8 million in 2011. The increase is primarily attributable to the following:

•	an increase of approximately $10.7 million associated with properties acquired in 2012 and 2011;

•	an increase of $430,000 in same-property revenue due to increased occupancy, increased expense recoveries and higher percentage rent from anchor tenants in the 2012 period;

•

a net increase of $100,000 related to redevelopment projects which were under construction in the 2011 period but are income producing in the 2012 period, partially offset by a decrease in revenues related to various development and redevelopment projects which were under construction in the 2012 period; and

•	an increase of $370,000 related to management and leasing fees charged to our NYCRF joint venture relating to its recent acquisition and financing activities; offset by

•	a decrease of $950,000 related to assets sold to our NYCRF joint venture in 2011.

Property operating expenses increased by $1.6 million, or 7.6%, to $22.1 million in 2012 from $20.6 million in 2011. The increase primarily consists of the following:

•	an increase of approximately $2.5 million associated with properties acquired in 2012 and 2011; and

•	an increase of approximately $525,000 related to a legal settlement in the first quarter of 2012; offset by

•	a decrease of $440,000 in operating expenses at various development and redevelopment project sites which were under construction in 2012;

•

a net decrease of approximately $800,000 in same-property and land expenses, primarily attributable to lower bad debt expense, real estate taxes and external management fees, offset by increased insurance expense; and

•	a decrease of $240,000 in expenses related to assets sold to our NYCRF joint venture in 2011.

Rental property depreciation and amortization increased by $2.9 million, or 15.7%, to $21.7 million for 2012 from $18.8 million in 2011. The increase was primarily related to the following:

•	an increase of approximately $3.9 million related to depreciation on properties acquired in 2012 and 2011; offset by

•	a decrease of approximately $570,000 primarily related to assets fully depreciated in 2011 as a result of tenant vacancies; and

•	a decrease of $390,000 due to the disposition of assets sold to our NYCRF joint venture in 2011.

General and administrative expenses decreased by $417,000, or 3.5%, to $11.6 million for 2012 from $12.0 million in 2011. The decrease in 2012 was primarily related to the following:

•

a decrease of approximately $1.2 million related to legal, consulting, and other costs associated with acquisitions, dispositions, and the exploration of other potential transactions, primarily related to the CapCo transaction completed in 2011; and

•	a decrease of approximately $500,000 in severance costs paid to former CapCo employees in 2011; offset by

•	an increase in professional services fees of approximately $620,000 primarily due to information technology consulting services;

•	an increase of approximately $315,000 due to increased personnel related costs; and

•

an increase of $300,000 in fees paid to directors as a result of the grant and acceleration of restricted stock awards to a retiring director and higher stock compensation expense for 2012 grants to directors.

We recorded investment income of $1.4 million in 2012 compared to $693,000 in 2011. The increase is due to interest income from the mezzanine loan investments made in 2011 and early 2012; offset by a decrease in interest earned on bridge loans made to unconsolidated joint ventures which were repaid in 2011.

We recorded $188,000 of equity in losses of unconsolidated joint ventures in 2012 compared to equity in income of unconsolidated joint ventures of $366,000 in 2011. The decrease is primarily a result of lower income recognized in the joint ventures due to tenants vacating and associated accelerated depreciation of tenant specific assets, acquisition costs related to a recently acquired property by an unconsolidated joint venture, and the sale of Pacific Financial Center by an unconsolidated joint venture in the third quarter of 2011.

Interest expense decreased by $182,000, or 1.0%, to $17.4 million for 2012 from $17.6 million in 2011. The decrease is primarily attributable to the following:

•	a decrease of approximately $1.9 million associated with lower mortgage interest due to mortgages paid off during 2012 and 2011;

•	a decrease of $650,000 due to higher capitalized interest as a result of a major development project; and

•	a decrease of $60,000 due to the maturity of $10 million of senior notes in the first quarter of 2012; offset by

•	an increase of approximately $1.3 million primarily associated with mortgage assumptions in 2012 and 2011 related to acquisitions;

•	an increase of approximately $780,000 associated with our new $200.0 million term loan; and

•	an increase of $320,000 associated with higher average balances outstanding under our line of credit.

The gain on bargain purchase of approximately $30.6 million recognized in 2011 was generated from our acquisition of a controlling interest in CapCo. No comparable amounts are included in 2012. The gain represents the difference between the fair value of the net assets acquired of $310.4 million and the fair value of the consideration paid and noncontrolling interest of $279.8 million.

During 2012, we prepaid approximately $1.0 million principal amount of our mortgages and recognized a net loss from early extinguishment of debt related to continuing operations of approximately $93,000. During 2011, we prepaid approximately $31.0 million principal amount of our mortgages and recognized a net gain from early extinguishment of debt of approximately $42,000.

We recorded income tax benefits from continuing operations for 2012 and 2011 of approximately $46,000 and $133,000, respectively. The decrease in tax benefit was primarily due to a decrease in the net operating losses of our taxable REIT subsidiaries.

For 2012, we recorded income from discontinued operations of $12.2 million compared to income of $4.0 million for 2011. The increase is primarily attributable to the following:

•	an increase of $14.3 million related to net gains from sales of four operating properties and one operating outparcel; offset by

•	an increase of $1.9 million in impairment losses on assets held for sale;

•	a decrease of $3.7 million in operating income from sold or held-for-sale properties; and

•	a decrease in income tax benefit of $430,000 relating to properties that were sold in 2011.

As a result of the foregoing, net income decreased by $15.7 million, to $21.7 million for 2012 from $37.4 million in 2011. Net income attributable to Equity One, Inc. decreased by $16.0 million to $19.0 million for 2012 compared to $35.0 million in 2011.

Reportable Segments

The following table sets forth the financial information relating to our operations presented by segments:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues:
South Florida	$23,387	$22,551
North Florida	11,534	11,783
Southeast	14,018	14,047
Northeast	11,427	8,558
West Coast	15,718	10,585
Non-retail	655	762

Total segment revenues	$76,739	$68,286

Add:
Straight line rent adjustment	1,024	628
Accretion of below market lease intangibles, net	2,948	1,459
Management and leasing services	804	466

Total revenues	$81,515	$70,839

Net operating income (NOI):
South Florida	$15,929	$14,659
North Florida	8,198	7,931
Southeast	9,950	9,921
Northeast	7,399	5,763
West Coast	10,441	7,037
Non-retail	344	393

Total	$52,261	$45,704

For a reconciliation of NOI to income from continuing operations before tax and discontinued operations see Note 16 to the condensed consolidated financial statements included in this report, which are incorporated herein by reference.

The following table reflects our same-property occupancy information at the end of the March 31 period:

	2012	2011	% Change

South Florida	92.2%	91.9%	0.3%
North Florida	87.6%	88.1%	(0.5)%
Southeast	90.0%	90.6%	(0.6)%
Northeast	98.1%	96.9%	1.2%
West Coast	91.7%	91.5%	0.2%

Same-property shopping center portfolio occupancy	90.8%	90.9%	(0.1)%

Non-retail	74.5%	47.5%	27.0%

Same-property occupancy including Non-retail occupancy	90.4%	89.9%	0.5%

Comparison of the three months ended March 31, 2012 to 2011 - Segments

South Florida: Revenues increased by 3.7% or $836,000 to $23.4 million for 2012 from $22.6 million for 2011. NOI for South Florida increased by 8.7% or $1.3 million to $15.9 million for 2012 from $14.7 million for 2011. Revenues increased due to higher minimum rent and expense recovery income as a result of 2011 acquisitions, an increase in percentage rent primarily from anchor tenants, increased occupancy and higher rent from contractual rent increase and new rent commencements. These increases in revenue were partially offset by decreases in revenue due to the sale of two properties to our NYCRF joint venture during 2011, lower lease termination fees received in 2012, and a decrease in expense recovery income resulting from a decrease in recoverable expenses from our same site properties. The increase in NOI was a result of the increase in revenues as well as a decrease in property operating expenses. The decrease in property operating expenses was driven by the sale of two properties to our NYCRF joint venture during 2011, decreases in bad debt expense, real estate taxes and real estate tax consulting fees; partially offset by higher property operating expenses as a result of 2011 acquisitions.

North Florida: Revenues decreased by 2.1% or $249,000 to $11.5 million for 2012 from $11.8 million for 2011. NOI increased by 3.4% or $267,000 to $8.2 million for 2012 from $7.9 million for 2011. Revenues decreased due to a decrease in occupancy and an increase in rent concessions and abatements. The increase in NOI was a result of decreases in bad debt expense and real estate taxes; partially offset by the decrease in revenues.

Southeast: Revenues decreased by 0.2% or $29,000 to $14.0 million for 2012 from $14.0 million for 2011. NOI increased by 0.3% or $29,000 to $10.0 million for 2012 from $9.9 million for 2011. The slight decrease in revenues was due to increased rent concessions and abatements in 2012 and a decrease in occupancy; partially offset by rent commencements. The slight increase in NOI was a result of decreases in bad debt expense and real estate taxes; partially offset by the decrease in revenues.

Northeast: Revenues increased by 33.5% or $2.9 million to $11.4 million for 2012 from $8.6 million for 2011. NOI increased by 28.4% or $1.6 million to $7.4 million for 2012 from $5.8 million for 2011. The increase in both revenues and NOI is primarily a result of higher minimum rent and expense recovery income, net of related property operating expenses, as a result of 2011 acquisitions and an increase in same property occupancy. This increase was partially offset by an increase in non-recoverable property operating expenses due primarily to the settlement of a tenant dispute during 2012 which resulted in a $525,000 expense. In addition, there was a decrease in occupancy at one of our redevelopment sites.

West Coast: Revenues increased by 48.5% or $5.1 million to $15.7 million for 2012 from $10.6 million for 2011. NOI increased by 48.4% or $3.4 million to $10.4 million for 2012 from $7.0 million for 2011. The increase in both revenues and NOI is primarily a result of higher minimum rent and expense recovery income, net of related property operating expenses, as a result of 2011 acquisitions, rent commencements and higher percentage rent due to higher reported tenant sales; partially offset by higher common area maintenance, insurance and real estate taxes.

Non-retail: Revenues decreased by 14.0% or $107,000 to $655,000 for the three months ended 2012 from $762,000 for the three months ended 2011. NOI decreased by 12.5% or $49,000 to $344,000 for 2012 from $393,000 for 2011. The decrease in both revenues and NOI is primarily due to lower minimum rent and expense recovery income as a result of a decrease in occupancy in one of our non-retail sites in the West Coast.

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

FFO, as defined by NAREIT, is “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of, or impairment charges related to, depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.” NAREIT states further that “adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” We believe that financial analysts, investors and stockholders are better served by the presentation of comparable period operating results generated from our FFO measure. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. In October 2011, NAREIT clarified that FFO should exclude the impact of impairment losses on depreciable operating properties, either wholly-owned or in joint ventures. We calculated FFO for all periods presented in accordance with this clarification.

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

The following table illustrates the calculation of FFO for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income attributable to Equity One, Inc.	$18,982	$34,994
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	21,758	23,020
Net adjustment for unvested shares and noncontrolling interest (1)	2,499	2,415
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,157	611
Impairments of depreciable real estate, net of tax	1,932	—
Gain on disposal of depreciable assets, net of tax	(13,086)	—

Funds from operations	$33,242	$61,040

(1)

Includes net effect of: (a) distributions paid with respect to unissued shares held by a noncontrolling interest which have already been included for purposes of calculating earnings per diluted share for the three months ended March 31, 2012 and 2011; and (b) an adjustment to compensate for the rounding of the individual calculations.

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share, the most directly comparable GAAP measure, for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Earnings per diluted share attributable to Equity One, Inc.	$0.16	$0.32

Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.18	0.20
Net adjustment for unvested shares and noncontrolling interest (1)	0.01	(0.01)
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.01	0.01
Impairments of depreciable real estate, net of tax	0.02	—
Gain on disposal of depreciable assets, net of tax	(0.11)	—

Funds from operations per diluted share	$0.27	$0.52

Weighted average diluted shares (2)	124,178	117,258

(1)

Includes net effect of: (a) distributions paid with respect to unissued shares held by a noncontrolling interest which already been included for purposes of calculating earnings per diluted share for the three months ended March 31, 2012 and 2011; and (b) an adjustment to compensate for the rounding of the individual calculations.

(2)

Weighted average diluted shares for the three months ended March 31, 2012 are higher than the GAAP diluted weighted average shares as a result of the 11.4 million units held by LIH which are convertible into our common stock. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive.

Critical Accounting Policies

Our 2011 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of real estate, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, goodwill, share based compensation and incentive awards, income tax, and discontinued operations. For the three months ended March 31, 2012, there were no material changes to these policies. See Note 2 to the financial statements included as part of this Quarterly Report on Form 10-Q for a description of our significant accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our stockholders in the form of dividends. Our status as a REIT requires that we distribute 90% of our REIT taxable income (excluding net capital gains) each year, as defined in the Internal Revenue Code (the “Code”).

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

As of March 31, 2012, we had approximately $15.6 million of cash and cash equivalents available. In addition, we had two revolving credit facilities providing for borrowings of up to $590.0 million of which $442.8 million was available to be drawn, subject to covenants contained in those facilities which may otherwise limit borrowings. As of March 31, 2012, we had drawn $42.0 million under our $575.0 million credit facility, which bore interest at 1.80% at such date, and had no borrowings outstanding under our $15.0 million credit facility.

For the remainder of 2012, we have approximately $36.9 million in debt maturities in addition to normal recurring principal amortization payments. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. We currently have approximately $43.5 million in proposed acquisitions that we expect to close in the second quarter of 2012. These proposed transactions consist of the acquisition of a shopping center in Connecticut for $36.0 million, which includes the assumption of $19.0 million of indebtedness, and a parcel of land in New York City for $7.5 million. These acquisitions are past the due diligence periods under the applicable purchase and sale agreements and, as such, aggregate deposits of $1.7 million are non-refundable except as otherwise provided in the contracts. Our available cash, revolving credit facilities, and cash from property dispositions will be used to fund these and other prospective acquisitions as well as our debt maturities and normal operating expenses.

Long-term liquidity requirements

Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.

An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. At March 31, 2012, we had invested approximately $105.0 million in development or redevelopment projects at various stages of completion and anticipate these projects will require an additional $77.7 million to complete, based on our current plans and estimates, which will be expended over the next two years.

Historically, we have funded these requirements through a combination of sources that were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.

2012 liquidity events

While our availability under our lines of credit is sufficient to operate our business for the remainder of 2012, if we identify acquisition or redevelopment opportunities that meet our investment objectives, we may need to raise additional capital.

While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the three months ended March 31, 2012:

•

We closed on a $200.0 million unsecured term loan which matures in February 2019 and bears interest at an effective fixed rate of 3.46% per annum based on our current credit ratings and through the utilization of interest rate swaps;

•	We made a $19.3 million mezzanine loan investment indirectly secured by a shopping center which bears interest at 10.0% and has a maturity of nine years;

•	We acquired three operating properties for an aggregate purchase price of approximately $153.8 million;

•	We prepaid approximately $1.0 million in mortgage debt; and

•	We reduced the borrowings outstanding under our $575.0 million line of credit from approximately $138.0 million as of December 31, 2011 to $42.0 million as of March 31, 2012.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Three Months Ended March 31,
	2012	2011	(Decrease) Increase
	(In thousands)
Net cash provided by operating activities	$23,806	$35,179	$(11,373)
Net cash used in investing activities	$(80,452)	$(53,323)	$(27,129)
Net cash provided by (used in) financing activities	$61,293	$(32,387)	$93,680

Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service, and quarterly dividends. Net cash provided by operating activities totaled approximately $23.8 million for the three months ended March 31, 2012 compared to approximately $35.2 million in the 2011 period. The decrease of $11.4 million is attributable to cash used in operations of properties and the prepayment of real estate taxes and insurance; partially offset by an increase in investment income.

Net cash used in investing activities was approximately $80.5 million for the three months ended March 31, 2012 compared with approximately $53.3 million for the same period in 2011. Investing activities during 2012 consisted primarily of: acquisitions of income producing properties for $153.8 million; additions to income producing properties of $4.9 million; additions to construction in progress of $19.6 million, $19.3 million related to an investment made in a mezzanine loan indirectly secured by a newly developed shopping center, and the net cash investment outflow from joint ventures of $6.6 million; offset by $33.2 million of proceeds related to the sale of real estate and rental properties and a decrease in cash held in escrow of $90.9 million. Cash used by investing activities for 2011 consisted of: acquisitions of income producing properties for $45.5 million, net of debt assumed; and additions to income producing properties, land held for development, and construction in progress of $6.0 million.

Net cash provided by financing activities totaled approximately $61.3 million for the three months ended March 31, 2012 compared with approximately $32.4 million of net cash used in financing activities for the same period in 2011. The largest cash outflows for 2012 related to repayments of revolving credit facilities of $96.0 million, repayment of senior debt of $10.0 million, prepayments and repayments of $3.3 million in principal amount of mortgage debt, the payment of $25.1 million in dividends and $2.6 million of distributions to noncontrolling interests. This use of cash was offset by borrowings under the new term loan of $200.0 million. In the prior year, cash used by financing activities was mainly attributable to repayments of $119.4 million in principal amount of mortgage debt and the payment of $23.7 million in dividends. This increase was offset by net borrowings under our revolving credit facilities of $113.5 million.

Future Contractual Obligations. The following table sets forth certain information regarding future contractual obligations, excluding interest, as of March 31, 2012:

	Payments due by period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$90,304	$6,317	$7,844	$7,446	$7,554	$7,489	$53,654
Balloon payments	378,181	36,438	45,127	6,509	36,650	107,574	145,883

Total mortgage obligations	468,485	42,755	52,971	13,955	44,204	115,063	199,537
Unsecured revolving credit facilities	42,000	—	—	—	42,000	—	—
Unsecured senior notes	681,136	—	—	250,000	107,505	105,230	218,401
Term loan	200,000	—	—	—	—	—	200,000

Total unsecured obligations	923,136	—	—	250,000	149,505	105,230	418,401
Construction commitments	77,700	77,700	—	—	—	—	—
Operating leases	11,190	683	845	819	794	826	7,223
Purchase contracts	43,500	43,500	—	—	—	—	—

Total contractual obligations	$1,524,011	$164,638	$53,816	$264,774	$194,503	$221,119	$625,161

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

As of March 31, 2012, we have investments in eight unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.5%. All eight of these joint ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. For a more complete description of our joint ventures see Note 5 to the condensed consolidated financial statements included in this report. At March 31, 2012, the aggregate carrying amount of debt, including our partners’ shares, incurred by these ventures was approximately $248.2 million (of which our aggregate proportionate share is approximately $54.1 million). We have agreed to purchase the $18.5 million JV Loan at par (plus accrued interest) under certain circumstances (for a more complete description of this transaction please refer to Note 5 to the condensed consolidated financial statements included in this quarterly report), and we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain mortgage loans incurred by the joint ventures.

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

Contingencies

Letters of Credit: As of March 31, 2012, we have pledged letters of credit having an aggregate face amount of $3.7 million as additional security for financial and other obligations. Substantially all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments: As of March 31, 2012, we have entered into construction commitments and have outstanding obligations to fund approximately $77.7 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and available cash.

Operating Lease Obligations: We are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $11.2 million.

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

Capital Recycling Initiatives

As part of our strategy to upgrade and diversify our portfolio and recycle our existing capital, we evaluate opportunities to sell assets or otherwise contribute assets to existing or new joint ventures with third parties. If the market values of these assets are below their carrying values, it is possible that the disposition or contribution of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. During the three months ended March 31, 2012, we recorded an impairment loss of $1.9 million related to properties held for sale. See Note 4 to the condensed consolidated financial statements included in this report for additional information regarding impairment losses.

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

Future Capital Requirements

We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and our short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I – Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Distributions

We believe that we currently qualify and intend to continue to qualify as a REIT under the Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes, while still maintaining our qualification as a REIT.

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

Cautionary Statement Relating to Forward Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

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

Among the factors that could cause actual results to differ materially are:

•	general economic conditions, including current macro-economic challenges, competition and the supply of and demand for shopping center properties in our markets;

•	risks that tenants will not remain in occupancy or pay rent, or pay reduced rent due to declines in their businesses;

•	interest rate levels and the availability of financing;

•	potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;

•	greater than anticipated construction or operating costs or delays in completing development or redevelopment projects or obtaining necessary approvals therefor;

•	inflationary, deflationary and other general economic trends;

•	the effects of hurricanes, earthquakes and other natural disasters;

•	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

•	the impact of acquisitions and dispositions of properties and joint venture interests and expenses incurred by us in connection with our acquisition and disposition activity;

•	impairment charges related to changes in market values of our properties as well as those related to our disposition activity;

•

our ability to maintain our status as a real estate investment trust, or REIT, for U.S. federal income tax purposes and the effect of future changes in REIT requirements as a result of new legislation; and

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

As of March 31, 2012, we had $42.0 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 1.00% to 1.85%, depending on the credit ratings of our senior unsecured notes. Considering the total outstanding balance of $42.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $426,000 per year.

The fair value of our fixed-rate debt is $1.3 billion as of March 31, 2012, which includes the mortgage notes and the fixed-rate portion of the senior unsecured notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $46.1 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $48.5 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.1 billion, the balance as of March 31, 2012.

As of March 31, 2012, we had $200.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan is $187.6 million as of March 31, 2012. If interest rates increase by 1%, the fair value of our total term loan would decrease by approximately $11.1 million. If interest rates decrease by 1%, the fair value of our total term loan would increase by approximately $11.8 million.

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

In connection with the $200.0 million unsecured seven-year term loan that we closed on February 13, 2012, we entered into interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective fixed interest rate on the term loan of 3.46% per annum based on the current credit ratings of our senior unsecured notes.

Other Market Risks

As of March 31, 2012 we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2012 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2012, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Our Annual Report on Form 10-K for the year ended December 31, 2011, Part I – Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 - January 31, 2012	—		$—	N/A	N/A
February 1, 2012 - February 29, 2012	3,286	(1)	19.69	N/A	N/A
March 1, 2012 - March 31, 2012	2,578	(1)	19.37	N/A	N/A

	5,864		$19.55	N/A	N/A

(1)	Represents shares of common stock surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.1	Loan Agreement, dated as of February 13, 2012, by and among Equity One, Inc., each of the financial institutions party thereto as lenders, PNC Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and PNC Capital Markets LLC and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book runners (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on February 15, 2012 and incorporated by reference herein).

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase

101.LAB++	XBRL Extension Labels Linkbase

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase

101.DEF++	XBRL Taxonomy Extension Definition Linkbase

++	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	EQUITY ONE, INC.

/s/ Mark Langer

Mark Langer Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2012

/s/ Angela F. Valdes

Angela F. Valdes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description

10.1	Loan Agreement, dated as of February 13, 2012, by and among Equity One, Inc., each of the financial institutions party thereto as lenders, PNC Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and PNC Capital Markets LLC and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book runners (filed as Exhibit 10.1 to Equity One’s Current Report on Form 8-K filed with the SEC on February 15, 2012 and incorporated by reference herein).

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase

101.LAB++	XBRL Extension Labels Linkbase

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase

101.DEF++	XBRL Taxonomy Extension Definition Linkbase

++	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.