Form 10-Q
period 2012-06-30
EQUITY ONE, INC.
filed 2012-08-07
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission file number 001-13499
_______________________________
EQUITY ONE, INC.
________________________________________________________________________________
(Exact name of Registrant as specified in its charter)

Maryland	52-1794271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 N.E. Miami Gardens Drive North Miami Beach, FL	33179
(Address of principal executive offices)	(Zip Code)
(305) 947-1664 Registrant’s telephone number, including area code
_______________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of August 2, 2012, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 114,765,118.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets June 30, 2012 and December 31, 2011 (Unaudited) (In thousands, except share par value amounts)

	June 30, 2012	December 31, 2011
ASSETS
Properties:
Income producing	$3,101,916	$2,931,756
Less: accumulated depreciation	(322,589)	(294,023)
Income producing properties, net	2,779,327	2,637,733
Construction in progress and land held for development	160,290	111,844
Properties held for sale or properties sold	8,616	58,498
Properties, net	2,948,233	2,808,075
Cash and cash equivalents	31,276	10,963
Cash held in escrow and restricted cash	1,252	92,561
Accounts and other receivables, net	12,636	17,790
Investments in and advances to unconsolidated joint ventures	53,781	50,158
Mezzanine loans receivable, net	64,690	45,279
Goodwill	8,401	8,406
Other assets	178,765	189,339
TOTAL ASSETS (including $111,500 and $109,200 of consolidated variable interest entities at June 30, 2012 and December 31, 2011, respectively*)	$3,299,034	$3,222,571

LIABILITIES AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$429,693	$470,687
Unsecured senior notes payable	681,136	691,136
Term loan	200,000	—
Unsecured revolving credit facilities	101,000	138,000
	1,411,829	1,299,823
Unamortized premium on notes payable, net	6,104	8,181
Total notes payable	1,417,933	1,308,004
Other liabilities:
Accounts payable and accrued expenses	54,889	50,514
Tenant security deposits	8,878	8,455
Deferred tax liability	14,529	14,709
Other liabilities	184,415	164,188
Liabilities associated with assets held for sale or sold	—	28,695
Total liabilities (including $63,600 and $61,900 of consolidated variable interest entities at June 30, 2012 and December 31, 2011, respectively*)	1,680,644	1,574,565
Redeemable noncontrolling interests	22,621	22,804
Commitments and contingencies	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 112,727 and 112,599 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,127	1,126
Additional paid-in capital	1,592,136	1,587,874
Distributions in excess of earnings	(199,422)	(170,530)
Accumulated other comprehensive loss	(6,003)	(1,154)
Total stockholders’ equity of Equity One, Inc.	1,387,838	1,417,316
Noncontrolling interests	207,931	207,886
Total equity	1,595,769	1,625,202
TOTAL LIABILITIES AND EQUITY	$3,299,034	$3,222,571

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

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income For the three and six months ended June 30, 2012 and 2011 (Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012		2011
REVENUE:
Minimum rent	$62,591	$55,000		$123,318		$108,006
Expense recoveries	18,641	16,882		36,562		32,609
Percentage rent	791	621		2,745		2,075
Management and leasing services	500	641		1,304		1,107
Total revenue	82,523	73,144		163,929		143,797
COSTS AND EXPENSES:
Property operating	21,983	20,495		44,008		40,988
Rental property depreciation and amortization	23,024	20,745		44,704		39,473
General and administrative	10,627	13,336		22,187		25,316
Total costs and expenses	55,634	54,576		110,899		105,777
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	26,889	18,568		53,030		38,020
OTHER INCOME AND EXPENSE:
Investment income	1,584	967		3,029		1,660
Equity in (loss) income of unconsolidated joint ventures	(152)	(98)		(340)		268
Other (loss) income	(7)	25		134		156
Interest expense	(17,843)	(17,389)		(35,212)		(34,940)
Amortization of deferred financing fees	(616)	(558)		(1,209)		(1,097)
Gain on bargain purchase	—	—		—		30,561
Gain on sale of real estate	—	4,606		—		4,606
Gain on extinguishment of debt	436	213		343		255
Impairment loss	(3,948)	(145)		(3,948)		(145)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	6,343	6,189		15,827		39,344
Income tax benefit of taxable REIT subsidiaries	15	174		61		307
INCOME FROM CONTINUING OPERATIONS	6,358	6,363		15,888		39,651
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	156	3,669		(16)		7,324
(Loss) gain on disposal of income producing properties	—	(13)		14,269		(13)
Impairment loss on income producing properties sold or held for sale	(1,493)	(1,277)		(3,425)		(1,277)
Income tax benefit of taxable REIT subsidiaries	—	379		—		811
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(1,337)	2,758		10,828		6,845
NET INCOME	5,021	9,121		26,716		46,496
Net income attributable to noncontrolling interests - continuing operations	(2,753)	(2,148)		(5,466)		(4,547)
Net loss attributable to noncontrolling interests - discontinued operations	—	13		—		30
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$2,268	$6,986		$21,250		$41,979

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
Continuing operations	$0.03	$0.04		$0.09		$0.32
Discontinued operations	(0.01)	0.03		0.10		0.06
	$0.02	$0.06	*	$0.18	*	$0.38

Number of Shares Used in Computing Basic Earnings per Share	112,715	108,942		112,682		107,605

EARNINGS (LOSS) PER COMMON SHARE - DILUTED:
Continuing operations	$0.03	$0.04		$0.09		$0.32
Discontinued operations	(0.01)	0.03		0.09		0.06
	$0.02	$0.06	*	$0.18		$0.38

Number of Shares Used in Computing Diluted Earnings per Share	113,210	109,112		112,940		107,768

* Note: EPS does not foot due to the rounding of the individual calculations.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
For the three and six months ended June 30, 2012 and 2011
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$5,021	$9,121	$26,716	$46,496
OTHER COMPREHENSIVE (LOSS) INCOME:
Net amortization of interest rate contracts included in net income	16	16	32	32
Net unrealized (loss) gain on interest rate swap (1)	(5,950)	13	(4,881)	94
Other comprehensive (loss) income adjustment	(5,934)	29	(4,849)	126
COMPREHENSIVE (LOSS) INCOME	(913)	9,150	21,867	46,622
Comprehensive income attributable to noncontrolling interests	(2,753)	(2,135)	(5,466)	(4,517)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(3,666)	$7,015	$16,401	$42,105

(1) This amount includes our share of an unconsolidated joint venture's unrealized gains of $120 and $214 for the three and six months ended June 30, 2012, respectively, and $13 and $94 for the three and six months ended June 30, 2011, respectively.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the six months ended June 30, 2012
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2011	112,599	$1,126	$1,587,874	$(170,530)	$(1,154)	$1,417,316	$207,886	$1,625,202
Issuance of common stock, net of withholding taxes	128	1	295	—	—	296	—	296
Stock issuance costs	—	—	(6)	—	—	(6)	—	(6)
Share-based compensation expense	—	—	3,757	—	—	3,757	—	3,757
Restricted stock reclassified from liability to equity	—	—	101	—	—	101	—	101
Net income	—	—	—	21,250	—	21,250	5,042	26,292
Dividends paid on common stock	—	—	—	(50,142)	—	(50,142)	—	(50,142)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,997)	(4,997)
Revaluation of redeemable noncontrolling interest	—	—	115	—	—	115	—	115
Other comprehensive loss adjustment	—	—	—	—	(4,849)	(4,849)	—	(4,849)
BALANCE AT JUNE 30, 2012	112,727	$1,127	$1,592,136	$(199,422)	$(6,003)	$1,387,838	$207,931	$1,595,769

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2012 and 2011 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$26,716	$46,496
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(1,996)	(1,808)
Accretion of below market lease intangibles, net	(6,506)	(5,066)
Equity in loss (income) of unconsolidated joint ventures	340	(811)
Gain on bargain purchase	—	(30,561)
Income tax benefit of taxable REIT subsidiaries	(61)	(1,118)
Provision for losses on accounts receivable	349	1,573
Amortization of (premium) discount on notes payable, net	(1,592)	667
Amortization of deferred financing fees	1,211	1,105
Depreciation and amortization	46,473	49,369
Share-based compensation expense	3,620	3,322
Amortization of derivatives	32	32
Gain on sale of real estate	(14,269)	(4,606)
Loss (gain) on extinguishment of debt	373	(255)
Operating distributions from joint venture	1,697	513
Impairment loss	7,373	1,422
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	4,618	2,012
Other assets	14,038	(4,794)
Accounts payable and accrued expenses	(3,685)	2,224
Tenant security deposits	382	13
Other liabilities	(580)	(407)
Net cash provided by operating activities	78,533	59,322

INVESTING ACTIVITIES:
Acquisition of income producing properties	(161,250)	(100,472)
Additions to income producing properties	(10,732)	(6,660)
Additions to construction in progress	(36,367)	(7,503)
Proceeds from sale of real estate and rental properties	33,166	42,052
Decrease in cash held in escrow	91,591	—
Increase in deferred leasing costs and lease intangibles	(3,588)	(3,531)
Investment in joint ventures	(6,572)	(9,769)
Investment in consolidated subsidiary	—	(242)
Repayments from joint ventures	558	—
Distributions from joint ventures	567	—
Investment in mezzanine loan	(19,258)	—
Net cash used in investing activities	(111,885)	(86,125)

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2012 and 2011 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2012	2011
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(42,061)	$(143,383)
Net (repayments) borrowings under revolving credit facilities	(37,000)	63,500
Repayment of senior debt	(10,000)	—
Proceeds from issuance of common stock	296	116,617
Borrowings under term loan	200,000	—
Payment of deferred financing costs	(2,001)	(252)
Stock issuance costs	(6)	(982)
Dividends paid to stockholders	(50,142)	(48,743)
Distributions to noncontrolling interests	(4,997)	(4,523)
Distributions to redeemable noncontrolling interests	(424)	—
Net cash provided by (used in) financing activities	53,665	(17,766)

Net increase (decrease) in cash and cash equivalents	20,313	(44,569)
Cash and cash equivalents obtained through acquisition	—	23,412
Cash and cash equivalents at beginning of the period	10,963	38,333
Cash and cash equivalents at end of the period	$31,276	$17,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $2,495 and $1,028 in 2012 and 2011, respectively)	$37,299	$42,151

We acquired upon acquisition of certain income producing properties:
Income producing properties	$173,650	$123,533
Intangible and other assets	13,196	8,570
Intangible and other liabilities	(25,596)	(20,528)
Assumption of mortgage notes payable	—	(11,103)
Cash paid for income producing properties	$161,250	$100,472

Net cash paid for the acquisition of C&C (US) No. 1 is as follows:
Income producing properties	$—	$471,219
Intangible and other assets	—	113,484
Intangible and other liabilities	—	(35,898)
Assumption of mortgage notes payable	—	(261,813)
Issuance of Equity One common stock	—	(73,698)
Noncontrolling interest in C&C (US) No. 1	—	(206,145)
Gain on bargain purchase	—	(30,561)
Cash acquired upon acquisition of C&C (US) No. 1	—	23,412
Net cash paid for acquisition of C&C (US) No. 1	$—	$—
Net cash paid for acquisition of income producing properties	$161,250	$100,472
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012
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
As of June 30, 2012, our consolidated property portfolio comprised 165 properties totaling approximately 16.8 million square feet of gross leasable area, or GLA, and included 142 shopping centers, 11 development or redevelopment properties, five non-retail properties and seven land parcels. As of June 30, 2012, our core portfolio was 91.8% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 17 shopping centers and two office buildings totaling approximately 2.8 million square feet of GLA.
In January 2011, we closed on the acquisition of C&C (US) No. 1, Inc., which we refer to as CapCo, through a joint venture with Liberty International Holdings Limited, or LIH. At the time of acquisition, CapCo owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA. The results of CapCo have been included in our financial statements as of the date of acquisition. In December 2011, we sold 36 shopping centers, comprising 3.9 million square feet of GLA, predominantly located in the Atlanta, Tampa and Orlando markets, with additional properties located in the states of North Carolina, South Carolina, Alabama, Tennessee and Maryland. The results of operations of these properties are reflected in discontinued operations for the three and six months ended June 30, 2011.

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
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for a full year.

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

Derivative Instruments and Hedging Activities
At times, we may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes. The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $2.6 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings in 2012, and we do not anticipate it will have a significant effect in the future. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the condensed consolidated statements of income as a component of net income or as a component of comprehensive income and as a component of stockholders’ equity of Equity One, Inc. on the condensed consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. See Note 9 for further detail on derivative activity.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of June 30, 2012, Publix Super Markets, located in our South and North Florida regions, is our largest tenant and accounted for approximately 1.9 million square feet, or approximately 10.3% of our gross leasable area, and approximately $14.8 million, or 6.2%, of our annual minimum rent. As of June 30, 2012, we had outstanding receivables from Publix Super Markets of approximately $235,000. No other tenant accounted for over 5% of our annual minimum rent.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." The guidance under ASU 2011-04 amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. We have incorporated the required disclosures within this Quarterly Report on Form 10-Q where deemed applicable and the adoption and implementation of this ASU did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. In December 2011, the FASB issued ASU No. 2011-12,”Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Reclassifications out of accumulated other comprehensive income are to be presented either on the face of the financial statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Reclassification adjustments into net income need not be presented during the deferral period. This action does not affect the requirement to present items of net income, other comprehensive income and total comprehensive income in a single continuous or two consecutive statements. The effective date for the deferred portion has not yet been determined. When adopted, the deferred portion of the guidance is not expected to materially impact our consolidated financial statements. We have incorporated the required disclosures within this Quarterly Report on Form 10-Q where deemed applicable and the adoption and implementation of this ASU did not have an impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (the revised standard)”. Under ASU No. 2011-08 companies have the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The guidance is effective for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. The adoption and implementation of this ASU did not have a material impact on our results of operations or financial condition.

In December 2011, the FASB issued ASU No. 2011-10, “Derecognition of in Substance Real Estate”. The amendments in ASU 2011-10 resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The guidance emphasizes that the accounting for such transactions is based on their substance rather than their form. The amendments in the ASU should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe that the adoption of this ASU will have a material impact on our results of operations or financial condition.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Under ASU 2011-11 disclosures are required to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the ASU requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not believe that the adoption of this ASU will have a material impact on our results of operations or financial condition.

3.    Acquisitions

The following table provides a summary of income producing property acquisition activity during the six months ended June 30, 2012:

Date Purchased	Property Name	City	State	Square Feet/Acres		Purchase Price
						(in thousands)
June 8, 2012	Broadway Plaza - land parcel	Bronx	NY	1.83	(1)	$7,500
March 1, 2012	Potrero Center (2)	San Francisco	CA	226,699		110,750
March 1, 2012	Compo Acres Shopping Center (2)	Westport	CT	43,107		30,300
March 1, 2012	Post Road Plaza (2)	Darien	CT	20,005		12,700
Total						$161,250

______________________________________________
(1) In acres.
(2) The purchase price has been preliminarily allocated to real estate assets acquired and liabilities, as applicable, assumed in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.

During the three and six months ended June 30, 2012, we did not recognize any material measurement period adjustments related to prior year or first quarter 2012 acquisitions. The purchase price and related accounting for the prior year acquisitions of Aventura Square, Culver Center, Danbury Green and Southbury Green are still within the measurement period and will be finalized after our valuation studies are complete.

In conjunction with the acquisition of Compo Acres, we entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary which was for a maximum of 180 days and allowed us, for tax purposes, to defer gains on the sale of other properties identified and sold within this period. Until the earlier of termination of the exchange agreement or 180 days after the acquisition date, the third party intermediary was the legal owner of the property; however, we controlled the activities that most significantly impacted the property and retained all of the economic benefits and risks associated with the property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of this VIE and consolidated the property and its operations as of the acquisition date noted above. As of June 30, 2012, legal ownership had been transferred to us by the qualified intermediary.

We expensed transaction-related costs in connection with completed or pending property acquisitions of approximately $440,000 and $1.4 million during the three and six months ended June 30, 2012, respectively, and approximately $3.2 million and $5.5 million during the three and six months ended June 30, 2011, respectively, which are included in general and administrative costs in the condensed consolidated statements of income. The purchase price related to the 2012 acquisitions listed in the above table was funded by the use of our line of credit, cash on hand, proceeds from the term loan and proceeds from dispositions.

4.    Dispositions

The following table provides a summary of disposition activity during the six months ended June 30, 2012:

Date Sold	Property Name	City	State	Square Feet/Acres		Gross Sales Price
						(in thousands)
Income producing property sold
March 30, 2012	Laurel Walk Apartments	Charlotte	NC	106,480		$6,000
March 30, 2012	Commerce Crossing	Commerce	GA	100,668		600
March 15, 2012	222 Sutter Street	San Francisco	CA	128,595		53,829	(1)
						60,429
Outparcels sold
February 27, 2012	Market Place - IHOP outparcel	Norcross	GA	0.35	(2)	885
January 20, 2012	Grand Marche - ground lease	Lafayette Parish	LA	200,585		775
						1,660

Total						$62,089
______________________________________________
(1) Includes $27.2 million of mortgage debt repaid by the buyer at closing.
(2) In acres.

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

The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2012 and 2011 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2011 and 2012 and the operations for the applicable period for those assets classified as held for sale as of June 30, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Rental revenue	$204	$16,274	$1,865	$32,408
Expenses:
Property operating expenses	63	4,611	720	8,961
Rental property depreciation and amortization	39	4,128	158	8,494
General and administrative expenses	—	18	13	31
Operations of income producing property	102	7,517	974	14,922
Interest expense	—	(4,137)	(327)	(8,151)
Equity in income in unconsolidated joint ventures	—	275	—	543
(Loss) gain on disposal of income producing properties	—	(13)	14,269	(13)
Impairment loss on income producing properties sold or held for sale	(1,493)	(1,277)	(3,425)	(1,277)
Loss on extinguishment of debt	—	—	(716)	—
Income tax benefit	—	379	—	811
Other income	54	14	53	10
(Loss) income from discontinued operations	(1,337)	2,758	10,828	6,845
Net loss attributable to noncontrolling interests - discontinued operations	—	13	—	30
(Loss) income from discontinued operations attributable to Equity One, Inc.	$(1,337)	$2,771	$10,828	$6,875

Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by us typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented. During the three and six months ended June 30, 2012, we recognized impairment losses of $1.5 million and $3.4 million, respectively, related to two properties held for sale based on the expected sales prices less costs to sell. During the three and six months ended June 30, 2011, we recognized an impairment loss of $1.3 million relating to our investment in two properties that were held for sale.

5.    Investments in and Advances to Unconsolidated Joint Ventures

As of June 30, 2012, our investments in and advances to unconsolidated joint ventures in the condensed consolidated balance sheets were composed of the following:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	June 30, 2012	December 31, 2011
				(In thousands)
Investments in unconsolidated joint ventures:
GRI-EQY I, LLC (2)	10	GA, SC, FL	10.0%	$7,692	$7,705
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,538	3,215
Madison 2260 Realty LLC	1	NY	8.6%	634	1,066
Madison 1235 Realty LLC	1	NY	20.1%	1,000	1,000
Talega Village Center JV, LLC (3)	1	CA	50.5%	2,934	3,620
Vernola Marketplace JV, LLC (3)	1	CA	50.5%	7,183	7,433
Parnassus Heights Medical Center	1	CA	50.0%	13,454	13,695
Equity One JV Portfolio, LLC (4)	3	FL, MA	30.0%	16,783	11,393
Total				53,218	49,127
Advances to unconsolidated joint ventures				563	1,031
Investments in and advances to unconsolidated joint ventures				$53,781	$50,158
______________________________________________
(1) With the exception of the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method, all unconsolidated joint ventures are accounted for under the equity method.
(2) The investment balance as of June 30, 2012 and December 31, 2011 is presented net of deferred gains of $3.3 million for both periods associated with the disposition of assets by us to the joint venture.
(3) Our effective interest is 48% when considering the 5% noncontrolling interest held by Vestar Development Company.
(4) The investment balance as of June 30, 2012 and December 31, 2011 is presented net of a deferred gain of approximately $404,000 for both periods associated with the disposition of assets by us to the joint venture in 2011.

Equity in (loss) income of unconsolidated joint ventures totaled $(152,000) and $(340,000) for the three and six months ended June 30, 2012, respectively, and totaled $(98,000) and $268,000, respectively, for the same periods in 2011. Management fees and leasing fees paid to us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of income, totaled approximately $489,000 and $1.3 million for the three and six months ended June 30, 2012, respectively, and $603,000 and $1.0 million for the three and six months ended June 30, 2011, respectively.

New York Common Retirement Fund Joint Venture

In May 2011, we sold two operating properties, Country Walk Plaza in Miami, Florida and Veranda Shoppes in Plantation, Florida to Equity One JV Portfolio, LLC, a newly formed joint venture between us and the New York State Common Retirement Fund (“NYCRF”). In December 2011, the joint venture purchased an operating property located in Framingham, Massachusetts, for an aggregate purchase price of $23.2 million, which included the assumption of $10.4 million of mortgage debt.

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

6.    Variable Interest Entities

Included within our consolidated operating properties at June 30, 2012 are two consolidated joint venture properties, Danbury Green and Southbury Green, that are held through VIEs and for which we are the primary beneficiary. These entities have been established to own and operate real estate property. Our involvement with these entities is through our majority ownership of the properties. These entities were deemed VIEs primarily because they may not have sufficient equity at risk for them to finance their activities without additional subordinated financial support from other parties. Specifically, with respect to the VIEs holding the Danbury Green and Southbury Green properties, we determined that the interests held by the other equity investors were not equity investments at risk pursuant to the Consolidation Topic of the FASB ASC and also gave consideration to the maturity of certain debt obligations of the entities. We determined that we are the primary beneficiary of these VIEs as a result of our having the power to direct the activities that most significantly impact their economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIEs.

At June 30, 2012 and December 31, 2011, the total assets of the VIE which owns Danbury Green and Southbury Green was approximately $111.5 million and $109.2 million, respectively. These assets can only be used to settle obligations of the VIE. At June 30, 2012 and December 31, 2011, the liabilities of the VIE which owns Danbury Green and Southbury Green of $63.6 million and $61.9 million, respectively, include third party liabilities for which the creditors or beneficial interest holders do not have recourse against us other than for customary environmental indemnifications and non-recourse carve-outs. The classification of these assets is primarily within real estate and the classification of liabilities is primarily within mortgages payable and redeemable and nonredeemable noncontrolling interests in the condensed consolidated balance sheets (as discussed further in Note 12).

Included within our consolidated operating properties at December 31, 2011, in addition to Danbury Green and Southbury Green, was one consolidated property, 90-30 Metropolitan Avenue, which was held at the time by a qualified intermediary. As of June 30, 2012, legal ownership had been transferred to us by the qualified intermediary, and as such it is no longer considered a VIE.

At June 30, 2012 and December 31, 2011, total assets of these VIEs were approximately $111.5 million and $138.2 million, respectively, and total liabilities were approximately $63.6 million and $62.4 million, respectively, including non-recourse mortgage debt of $45.7 million at both June 30, 2012 and December 31, 2011.

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

7.    Mezzanine Loans Receivable

On July 5, 2011, we invested in a $45.0 million junior mezzanine loan indirectly secured by a portfolio of seven California shopping centers which had an aggregate appraised value of approximately $272.0 million at the time we acquired the mezzanine loan. This mezzanine loan is subordinated in right of payment to a $120.0 million mortgage loan and a $60.0 million senior mezzanine loan, matures on July 9, 2013 subject to the borrower’s ability to extend the maturity date for three additional one-year periods, and bears interest at 8.46% per annum plus one month LIBOR (subject to a 0.75% per annum LIBOR floor). At June 30, 2012, the mezzanine loan bore interest of 9.21%. We capitalized $108,000 in net fees paid relating to the acquisition of this loan and are amortizing these amounts against interest income over the initial two-year term. As of June 30, 2012, the loan was performing, and the carrying amount of the loan was $45.2 million. This carrying amount also reflects our maximum exposure to loss related to this investment. At inception, and as of June 30, 2012, we had and continue to have the ability and intention to hold this mezzanine loan to maturity.

On January 26, 2012, we invested in a $19.3 million mezzanine loan indirectly secured by a newly developed shopping center. This mezzanine financing bears interest at 10.0% and has a maturity of nine years (see Note 5 for further details). As of June 30, 2012, the loan was performing, and the carrying amount of the loan was $19.5 million. As discussed in Note 5 above, if certain events of default occur under the Third Party Loan, the JV Loan of $18.5 million will become subordinate to it. In that case, we will be obligated to purchase the JV Loan at par plus accrued interest. In addition, if the put and call options expire unexercised, the JV Loan will become subordinate to the Third Party Loan and we will be required to purchase the JV Loan at par plus accrued interest. As a result of these conditions, in the event of default, our maximum exposure to loss related to this investment includes the carrying amount of the $19.5 million mezzanine loan, the $18.5 million JV Loan we would be obligated to purchase, as well as our 30% share of any potential losses or liability incurred by the joint venture as a result of any default. At inception and as of June 30, 2012, we had and continue to have the ability to hold this mezzanine loan to maturity. While we do not intend to sell the mezzanine loan, the joint venture may acquire the shopping center and repay our mezzanine loan prior to maturity; however, we believe that we will recover our cost basis and as such we continue to classify this investment as held to maturity.

8.    Other Assets

The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	June 30, 2012	December 31, 2011
	(In thousands)
Lease intangible assets, net	$92,318	$92,559
Leasing commissions, net	30,245	28,643
Deposits and mortgage escrow	15,790	34,567
Straight-line rent receivable, net	19,209	17,266
Deferred financing costs, net	9,419	8,663
Prepaid and other expenses	6,277	2,178
Deferred tax asset	3,107	3,229
Furniture and fixtures, net	2,400	2,234
Total other assets	$178,765	$189,339

9.    Borrowings

Mortgage Notes Payable

During the three and six months ended June 30, 2012, we prepaid $36.7 million and $37.7 million, respectively, in mortgage loans with a weighted-average interest rate of 6.80%. At June 30, 2012, the weighted-average interest rate of our fixed rate mortgage notes payable was 6.13%.

Unsecured Senior Notes

On January 23, 2012, we repaid the $10.0 million principal amount of 7.84% unsecured senior notes. At June 30, 2012, the weighted-average interest rate of our unsecured senior notes was 6.03%.

Unsecured Revolving Credit Facilities

Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. As of June 30, 2012, we had drawn approximately $101.0 million against the facility, which bore interest at 1.80% per annum. As of December 31, 2011, we had drawn approximately $138.0 million against the facility, which bore interest at 1.85% per annum. The facility also includes a facility fee applicable to the lending commitments thereunder, which fee was 0.3% per annum as of June 30, 2012. The facility expires on September 30, 2015, with a one year extension at our option.

We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of June 30, 2012 and December 31, 2011. The facility bears interest at LIBOR plus 1.40% and expires on August 8, 2012.

As of June 30, 2012 the maximum availability under these credit facilities was approximately $398.7 million, net of outstanding letters of credit and subject to the covenants in the loan agreements.

Term Loan and Interest Rate Swaps

On February 13, 2012, we entered into an unsecured term loan in the principal amount of $200.0 million with a maturity date of February 13, 2019. On July 12, 2012, we increased the principal amount of the term loan to $250.0 million through the exercise of an accordion feature. Borrowings under the term loan bear interest, at our option, at the base rate or one month, two month, three month or six month LIBOR, in each case plus a margin of 1.500% to 2.350% depending on the credit ratings of our senior unsecured long term debt, which margin is 1.900% at June 30, 2012. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants, events of default and remedies which are generally the same as those provided in our $575.0 million unsecured revolving credit facility. We entered into interest rate swaps to convert the LIBOR rate applicable to the term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 3.46% per annum for the initial $200.0 million draw and 3.00% for the $50.0 million draw, in each case, based on the current credit ratings of our senior unsecured notes. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019. The fair value of our interest rate swaps at June 30, 2012 was a liability of $5.1 million and is included in accounts payable and accrued expenses on our condensed consolidated balance sheet at such date.

10.    Other Liabilities

The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	June 30, 2012	December 31, 2011
	(In thousands)
Lease intangible liabilities, net	$176,705	$156,495
Prepaid rent	7,099	6,882
Other	611	811
Total other liabilities	$184,415	$164,188

11.    Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code (the "Code"), commencing with our taxable year ended December 31, 1995. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries (“TRSs”). Accordingly, the only provision for federal income taxes in our condensed consolidated financial statements relates to our consolidated TRSs.
We recorded an income tax benefit from continuing operations during the three months ended June 30, 2012 and 2011 of approximately $15,000 and $174,000, respectively, and for the six months ended June 30, 2012 and 2011 of approximately $61,000 and $307,000, respectively. These benefits are primarily attributable to the net operating losses generated by DIM Vastgoed, N.V. (“DIM”), a Dutch company in which we acquired a controlling interest in the first quarter of 2009, partially offset by taxable income generated by IRT Capital Corporation II (“IRT”). We recorded an income tax benefit from discontinued operations of approximately $379,000 and $811,000 during the three and six months ended June 30, 2011. There was no income tax benefit from discontinued operations recorded during the three and six months ended June 30, 2012. The tax benefits recorded related to discontinued operations for the three and six months ended June 30, 2011 was primarily attributable to the reversal of a deferred tax liability associated with properties held for sale by DIM and IRT and, to a lesser extent, by net operating losses. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. As of June 30, 2012, DIM had federal and state net operating loss carry forwards of approximately $6.6 million and $9.9 million, respectively. These carry forwards begin to expire in 2027.
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

The following is a summary of the noncontrolling interests of our consolidated entities in the condensed consolidated balance sheets:

	June 30, 2012	December 31, 2011
	(In thousands)
Danbury 6 Associates LLC (1)	$7,720	$7,720
Southbury 84 Associates LLC (2)	11,242	11,242
Vestar/EQY Canyon Trails LLC (3)	2,670	2,853
Walden Woods Village, Ltd. (4)	989	989
Total redeemable noncontrolling interests	$22,621	$22,804

CapCo	$206,145	$206,145
DIM	1,206	1,132
Vestar/EQY Talega LLC (5)	155	181
Vestar/EQY Vernola LLC (6)	425	428
Total noncontrolling interests included in stockholders' equity	$207,931	$207,886
______________________________________________
(1) This entity owns the Danbury Green Shopping Center.
(2) This entity owns the Southbury Green Shopping Center.
(3) This entity owns the Canyon Trails Shopping Center.
(4) We have entered into a redemption agreement whereby our joint venture partner can request that we purchase their interest at any time before January 1, 2014.
(5) Holds our interest in Talega Village Center JV, LLC.
(6) Holds our interest in Vernola Marketplace JV, LLC.

In October 2011, we acquired a 60% controlling interest in two VIEs, Danbury 6 Associates LLC and Southbury 84 Associates LLC. We determined that we are the primary beneficiary of these entities and, accordingly, we consolidated their results as of the acquisition date. Upon consolidation, we recorded $19.0 million of noncontrolling interest which represented the estimated fair value of the preferred equity interests which are entitled to a cumulative 5% annual preferred return, held by the noncontrolling interest holders. The operating agreements contain certain provisions that may require us to redeem the noncontrolling interest at the balance of their contributed capital as adjusted for unpaid preferred returns due to them pursuant to the operating agreements. The provisions are exercisable at the earlier of the partner’s death or at any time after the fifth anniversary of the acquisition closing until the tenth anniversary of the acquisition closing. Due to the redemption feature, we have recorded the $19.0 million of noncontrolling interest associated with this venture in the mezzanine section of our condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, which approximates redemption value. Together with our valuation advisors, we are still in the process of determining the fair market value of the redeemable noncontrolling interests as of the acquisition date, and thus, the accounting for these business combinations has not yet been finalized. The carrying amount of the redeemable noncontrolling interest is increased by periodic accretions of a preferred return of 5%, and will be decreased by payments made to the noncontrolling partner which shall be recognized as income attributable to the noncontrolling interest holders for the period, such that the carrying amount of the noncontrolling interest will equal the mandatory redemption amount. Both the income attributable to the noncontrolling interest holders and amounts paid to them during the three and six months ended June 30, 2012 were $236,000 and $472,000, respectively.

13.    Stockholders’ Equity and Earnings Per Share

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

Also in connection with the closing of the CapCo transaction in 2011, we executed a Registration and Liquidity Rights Agreement between us and LIH pursuant to which we agreed to register the approximately 4.1 million shares of our common stock received by LIH in the transaction and the approximately 11.4 million shares of our common stock issuable if we exercise our right to pay for the redemption of LIH’s joint venture units with shares of our common stock. On March 9, 2012, LIH sold the approximately 4.1 million shares of our common stock issued in exchange for the CapCo note and upon conversion of the Class A common stock pursuant to a registered public offering. Pursuant to the Registration and Liquidity Rights Agreement, we paid all of the expenses of the offering other than underwriting discounts and legal expenses of counsel to LIH, which amounted to $169,000 for the six months ended June 30, 2012, and are included in general and administrative expenses in the accompanying condensed consolidated statement of income.
Earnings per Share

The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(Dollars in thousands, except per share amounts)
Income from continuing operations	$6,358		$6,363		15,888		$39,651
Net income attributable to noncontrolling interests	(2,753)		(2,148)		(5,466)		(4,547)
Income from continuing operations attributable to Equity One, Inc.	3,605	—	4,215		10,422		35,104
Allocation of continuing income to restricted share awards and to Class A common stockholder	(272)		(295)		(552)		(597)
Income from continuing operations attributable to common stockholders	3,333		3,920		9,870		34,507
(Loss) income from discontinued operations	(1,337)		2,758		10,828		6,845
Net loss attributable to noncontrolling interests	—		13		—		30
(Loss) income from discontinued operations attributable to Equity One, Inc.	(1,337)	—	2,771		10,828		6,875
Allocation of discontinued income to restricted share awards and to Class A common stockholder	—		(34)		(120)		(86)
(Loss) income from discontinued operations attributable to common stockholders	(1,337)		2,737		10,708		6,789
Net income available to common stockholders	$1,996	—	$6,657		$20,578		$41,296

Weighted average shares outstanding — Basic	112,715		108,942		112,682		107,605

Basic earnings (loss) per share attributable to the common stockholders:
Continuing operations	$0.03		$0.04		$0.09		$0.32
Discontinued operations	(0.01)		0.03		0.10		0.06
Earnings per common share — Basic	$0.02		$0.06	*	$0.18	*	$0.38

* Note: EPS does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
	(Dollars in thousands, except per share amounts)
Income from continuing operations	$6,358	$6,363		$15,888	$39,651
Net income attributable to noncontrolling interests	(2,753)	(2,148)		(5,466)	(4,547)
Income from continuing operations attributable to Equity One, Inc.	3,605	4,215		10,422	35,104
Allocation of continuing income to restricted share awards and to Class A common stockholder	(272)	(295)		(552)	(597)
Income from continuing operations attributable to common stockholders	3,333	3,920		9,870	34,507
(Loss) income from discontinued operations	(1,337)	2,758		10,828	6,845
Net loss attributable to noncontrolling interests	—	13		—	30
(Loss) income from discontinued operations attributable to Equity One, Inc.	(1,337)	2,771		10,828	6,875
Allocation of discontinued income to restricted share awards and to Class A common stockholder	—	(31)		(109)	(78)
(Loss) income from discontinued operations attributable to common stockholders	(1,337)	2,740		10,719	6,797
Net income available to common stockholders	$1,996	$6,660		$20,589	$41,304

Weighted average shares outstanding — Basic	112,715	108,942		112,682	107,605
Stock options using the treasury method	235	170		203	163
Executive Incentive Plan shares using the treasury method	260	—		55	—
Weighted average shares outstanding — Diluted	113,210	109,112		112,940	107,768

Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	$0.03	$0.04		$0.09	$0.32
Discontinued operations	(0.01)	0.03		0.09	0.06
Earnings per common share — Diluted	$0.02	$0.06	*	$0.18	$0.38

* Note: EPS does not foot due to the rounding of the individual calculations.

The computation of diluted EPS for the three and six months ended June 30, 2012 did not include 1.9 million shares of common stock, issuable upon the exercises of outstanding options, at prices ranging from $21.64 to $26.66 and $19.84 to $26.66, respectively, because the option prices were greater than the average market prices of our common shares during these respective periods. The computation of diluted EPS for both the three and six months ended June 30, 2011 did not include 1.9 million shares of common stock, issuable upon the exercises of outstanding options, at prices ranging from $19.84 to $26.66 and $18.88 to $26.66, respectively, because the option prices were greater than the average market prices of our common shares during these respective periods.

The computation of diluted EPS for both the three and six months ended June 30, 2012 did not include the 11.4 million units held by LIH which are convertible into our common stock. The LIH shares are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. These convertible units are not included in the diluted weighted average share count because their inclusion is anti-dilutive.

14.    Share-Based Payment Plans

The following table presents stock option activity during the six months ended June 30, 2012:

	Shares Under Option	Weighted- Average Exercise Price
	(In thousands)
Outstanding at January 1, 2012	3,565	$20.62
Granted	—	—
Exercised	(35)	11.59
Forfeited or expired	(2)	18.88
Outstanding at June 30, 2012	3,528	$20.72

Exercisable at June 30, 2012	2,948	$21.25

The following table presents information regarding restricted stock activity during the six months ended June 30, 2012:

	Unvested Shares		Weighted-Average Price
	(In thousands)
Unvested at January 1, 2012	1,178		$17.23
Granted	67		18.70
Vested	(98)		18.42
Forfeited	(3)		19.33
Unvested at June 30, 2012	1,144	*	$17.21
______________________________________________
* Does not include 800,000 shares of restricted stock awarded to certain executives which are subject to performance vesting conditions and are not entitled to vote or receive dividends during the performance period.

During the six months ended June 30, 2012, we granted 67,134 shares of restricted stock that are subject to forfeiture and vest over periods from 0 to 3 years. The total vesting-date value of the 98,089 shares of restricted stock that vested during the six months ended June 30, 2012 was $1.8 million.

Share-based compensation expense charged against earnings is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Restricted stock expense	$1,438	$1,417	$3,199	$2,706
Stock option expense	252	375	551	711
Employee stock purchase plan discount	4	4	7	8
Total equity-based expense	1,694	1,796	3,757	3,425
Restricted stock classified as a liability	17	13	17	20
Total expense	1,711	1,809	3,774	3,445
Less amount capitalized	(71)	(67)	(154)	(123)
Net share-based compensation expense	$1,640	$1,742	$3,620	$3,322

As of June 30, 2012, we had $14.2 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our Amended and Restated Equity One 2000 Executive Incentive Compensation Plan (the "2000 Plan"). This expense is expected to be recognized over a weighted-average period of 2.4 years.

15.    Segment Reporting

We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast - including Georgia, Louisiana, Alabama, Mississippi, North Carolina, South Carolina and Tennessee; (4) Northeast – including Connecticut, Maryland, Massachusetts, New York and Virginia; (5) West Coast – including California and Arizona; and (6) Other/Non-retail – which is comprised of our non-retail assets. Our segments as reported in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 are not consistent with our segments as reported in our Annual Report on Form 10-K for the year ended December 31, 2011. We have divided our previously combined North Florida and Southeast region into two separate regions in this Quarterly Report on Form 10-Q for the period ended June 30, 2012, as a result of a change in management responsibilities for the North Florida region during the period and corresponding changes in our internal reporting. These changes have been reflected in our segment disclosures for all periods presented herein.

We assess a segment’s performance based on net operating income (“NOI”). NOI excludes interest and other income, acquisition costs, general and administrative expenses, interest expense, depreciation and amortization expense, gains (losses) from extinguishments of debt, income (loss) of unconsolidated joint ventures, gains on sales of real estate, impairments, and noncontrolling interests. NOI is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back amortization of deferred financing fees, rental property depreciation and amortization, interest expense, impairment losses, general and administrative expense, and to exclude revenues earned from management and leasing services, straight line rent adjustments, accretion of below market lease intangibles (net), gain on sale of real estate, equity in income (loss) of unconsolidated joint ventures, gain on bargain purchase and acquisition of controlling interest in subsidiary, gain (loss) on extinguishment of debt, investment income, and other income. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to net income attributable to Equity One, Inc. as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of our properties.

The following table sets forth the financial information relating to our continuing operations presented by segments and includes a reconciliation of NOI to income from continuing operations before tax and discontinued operations, the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
South Florida	$22,599	$21,676	$45,987	$44,227
North Florida	11,365	12,103	22,899	23,887
Southeast	14,147	13,746	28,056	27,600
Northeast	11,701	8,157	23,128	16,715
West Coast	17,111	12,791	32,829	23,376
Non-retail	621	698	1,276	1,460
Total segment revenues	77,544	69,171	154,175	137,265
Add:
Straight line rent adjustment	921	853	1,944	1,487
Accretion of below market lease intangibles, net	3,558	2,479	6,506	3,938
Management and leasing services	500	641	1,304	1,107
Total revenues	$82,523	$73,144	$163,929	$143,797

Net operating income (NOI):
South Florida	$15,010	$14,071	$30,939	$28,727
North Florida	7,918	8,393	16,115	16,325
Southeast	9,869	9,537	19,828	19,375
Northeast	8,456	5,953	15,856	11,716
West Coast	11,221	8,549	21,662	15,586
Non-retail	332	285	667	678
Total	52,806	46,788	105,067	92,407
Add:
Straight line rent adjustment	921	853	1,944	1,487
Accretion of below market lease intangibles, net	3,558	2,479	6,506	3,938
Management and leasing services	500	641	1,304	1,107
Elimination of intersegment expenses	2,755	1,888	5,100	3,870
Equity in (loss) income of unconsolidated joint ventures	(152)	(98)	(340)	268
Investment income	1,584	967	3,029	1,660
Other (loss) income	(7)	25	134	156
Gain on bargain purchase	—	—	—	30,561
Gain on sale of real estate	—	4,606	—	4,606
Gain on extinguishment of debt	436	213	343	255
Less:
General and administrative	10,627	13,336	22,187	25,316
Rental property depreciation and amortization	23,024	20,745	44,704	39,473
Interest expense	17,843	17,389	35,212	34,940
Amortization of deferred financing fees	616	558	1,209	1,097
Impairment loss	3,948	145	3,948	145
Income from continuing operations before tax and discontinued operations	$6,343	$6,189	$15,827	$39,344

	June 30, 2012	December 31, 2011
	(In thousands)
Assets:
South Florida	$714,071	$717,434
North Florida	367,999	369,540
Southeast	493,942	492,532
Northeast	733,792	645,439
West Coast	826,032	697,431
Non-retail	27,639	52,681
Corporate assets	126,943	189,016
Assets held for sale or sold	8,616	58,498
Total assets	$3,299,034	$3,222,571

16.    Commitments and Contingencies

As of June 30, 2012, we had pledged letters of credit having an aggregate face amount of $3.7 million as additional security for financial and other obligations.

As of June 30, 2012, we have invested an aggregate of approximately $135.4 million in development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $103.2 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.

We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of June 30, 2012 will have a material adverse effect on our financial condition, results of operations or cash flows. During the six months ended June 30, 2012, we recorded $525,000, which is included in property operating expenses in the accompanying condensed consolidated statement of income, related to litigation that was settled in the first quarter of 2012.

17.    Environmental Matters

We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor dry cleaning operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation; however, we have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

18.    Fair Value Measurements

Recurring Fair Value Measurements

As of June 30, 2012, we have interest rate swap agreements with a notional amount of $200.0 million that are measured at fair value on a recurring basis. The fair value of our interest rate swaps at June 30, 2012 was a liability of $5.1 million and is included in accounts payable and accrued expenses in our condensed consolidated balance sheet as of such date. The net unrealized loss on our interest rate swaps was $6.1 million and $5.1 million for the three and six months ended June 30, 2012, respectively, and is included in accumulated other comprehensive income. The fair value of the interest rate swaps is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and observable inputs. The interest rate swap is classified within Level 2 of the valuation hierarchy.

The following table presents our hierarchy for those liabilities measured and recorded at fair value on a recurring basis as of June 30, 2012:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$5,094	$—	$5,094	$—

We held no assets or liabilities that were required to be measured on a recurring basis at fair value as of December 31, 2011.

Valuation Methods

Interest rate swap - The valuation of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2012, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments are not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety are classified in Level 2 of the fair value hierarchy. The unrealized loss included in other comprehensive income (“OCI”) of $6.1 million and $5.1 million for the three and six months ended June 30, 2012, respectively, are attributable to the net change in unrealized gains or losses related to the interest rate swaps that remain outstanding at June 30, 2012, none of which were reported in the condensed consolidated statements of income because they are documented and qualify as hedging instruments.

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

Non-Recurring Fair Value Measurements

We perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, result from values established by Level 3 valuations. We estimate the fair value of the reporting unit using discounted projected future cash flows, which approximate a current sales price. If the results of this analysis indicate that the carrying value of the reporting unit exceeds its fair value, impairment is recorded to reduce the carrying value to fair value. We did not recognize any goodwill impairment losses during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, we recorded a goodwill impairment loss of $145,000 related to an operating property.

On a non-recurring basis, we evaluate the carrying value of investment property and investments in and advances to unconsolidated joint ventures, when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments, if any, result from values established by Level 3 valuations. The carrying value is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset as determined by purchase price offers or by discounted cash flows using the income or market approach. These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based upon observable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, we determined that the valuation of these investment properties and investments is classified within Level 3 of the fair value hierarchy.

During the three and six months ended June 30, 2012 and 2011, we did not record any impairments related to land parcels held for development, and investments in and advances to unconsolidated joint ventures.

During the three and six months ended June 30, 2012, we recognized impairment losses of $1.5 million and $3.4 million, respectively, related to two properties held for sale (one in the South Florida region and one in the Southeast region), which are included in discontinued operations in the accompanying condensed consolidated statements of income. The estimated fair value related to the impairment assessment for the property in the South Florida region was based upon the expected sales prices as determined by an executed contract after adjusting for costs to sell and, therefore, is classified within Level 2 of the fair value hierarchy. The estimated fair value related to the impairment assessment for the property in the Southeast region was primarily based on a broker opinion and, therefore, is classified within Level 3 of the fair value hierarchy. During the three and six months ended June 30, 2011, we recognized an impairment loss of $1.3 million related to two properties that were held for sale.

During the three and six months ended June 30, 2012, we recognized an impairment loss of $3.9 million related to an operating property located in a secondary market for which our anticipated holding period was reconsidered and for which leasing of significant vacant space has been difficult. The impairment and results of operations for this property are included in the Southeast region. During the three and six months ended June 30, 2011, we did not recognize any impairment losses related to operating properties.

19.    Fair Value of Financial Instruments

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

Mezzanine Loans Receivable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at June 30, 2012 and December 31, 2011 was $63.6 million and $45.0 million, respectively. The fair value is estimated by using a discounted cash flow analysis based on the current interest rates at which similar loans would be made. The carrying amount of these mezzanine loans receivable, including accrued interest, was approximately $64.7 million and $45.3 million at June 30, 2012 and December 31, 2011, respectively.

Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at June 30, 2012 and December 31, 2011 was $473.0 million and $545.6 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount of these notes, including notes associated with properties held for sale, was approximately $437.8 million and $509.6 million at June 30, 2012 and December 31, 2011, respectively.

Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at June 30, 2012 and December 31, 2011 was $736.2 million and $725.9 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount of these notes was approximately $679.1 million and $688.8 million at June 30, 2012 and December 31, 2011, respectively.

Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated at June 30, 2012 was $192.4 million, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was approximately $200.0 million at June 30, 2012. The loan was entered into in the first quarter of 2012.

The fair market value calculation of our debt as of June 30, 2012 includes assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculation uses a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages and senior notes are consistent with current market trends.

Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – The fair value of our interest rate swaps at June 30, 2012 was a liability of $5.1 million. See Note 18 above for a discussion of the method used to value the interest rate swaps.

Mandatorily Redeemable Noncontrolling Interests (classified within Level 3 of the valuation hierarchy) – The carrying amount of the mandatorily redeemable noncontrolling interests of $22.6 million and $22.8 million at June 30, 2012 and December 31, 2011, respectively, approximates their fair value. The valuation method used to estimate fair value of mandatorily redeemable noncontrolling interests is based on discounted cash flow analyses.

Investments In and Advances to Unconsolidated Joint Ventures (classified within Level 3 of the valuation hierarchy) – The carrying amount of the investments in and advances to unconsolidated joint ventures of $53.8 million and $50.2 million at June 30, 2012 and December 31, 2011, respectively, approximates its fair value as determined by discounted cash flow analyses.

20.    Condensed Consolidating Financial Information

Many of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to the guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of June 30, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$267,492	$1,319,029	$1,361,848	$(136)	$2,948,233
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	281,169	57,871	816,940	(805,179)	350,801
Total Assets	$1,776,971	$1,376,900	$2,178,788	$(2,033,625)	$3,299,034
LIABILITIES
Mortgage notes payable	$27,635	$132,213	$363,445	$(93,600)	$429,693
Unsecured senior notes payable	1,281,136	—	67,000	(667,000)	681,136
Term loan	200,000	—	—	—	200,000
Unsecured revolving credit facilities	101,000	—	—	—	101,000
Unamortized/unaccreted (discount) premium on notes payable	(2,147)	275	7,976	—	6,104
Other liabilities	17,694	108,425	155,021	(18,429)	262,711
Total Liabilities	1,625,318	240,913	593,442	(779,029)	1,680,644
Redeemable noncontrolling interests	—	—	—	22,621	22,621
EQUITY	151,653	1,135,987	1,585,346	(1,277,217)	1,595,769
TOTAL LIABILITIES AND EQUITY	$1,776,971	$1,376,900	$2,178,788	$(2,033,625)	$3,299,034

Condensed Consolidating Balance Sheet As of December 31, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$269,251	$1,296,731	$1,242,139	$(46)	$2,808,075
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	345,064	52,771	855,502	(838,841)	414,496
Total Assets	$1,842,625	$1,349,502	$2,097,641	$(2,067,197)	$3,222,571
LIABILITIES
Mortgage notes payable	$28,535	$132,927	$402,825	$(93,600)	$470,687
Unsecured senior notes payable	1,291,136	—	67,000	(667,000)	691,136
Unsecured revolving credit facilities	138,000	—	—	—	138,000
Unamortized/unaccreted (discount) premium on notes payable	(2,433)	296	10,318	—	8,181
Other liabilities	20,462	102,341	145,883	(30,820)	237,866
Liabilities associated with assets held for sale	5	1,103	27,587	—	28,695
Total Liabilities	1,475,705	236,667	653,613	(791,420)	1,574,565
Redeemable noncontrolling interests	—	—	—	22,804	22,804
EQUITY	366,920	1,112,835	1,444,028	(1,298,581)	1,625,202
TOTAL LIABILITIES AND EQUITY	$1,842,625	$1,349,502	$2,097,641	$(2,067,197)	$3,222,571

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2012	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$6,997	$30,180	$25,414	$—	$62,591
Expense recoveries	2,015	8,650	7,976	—	18,641
Percentage rent	5	197	589	—	791
Management and leasing services	—	10	878	(388)	500
Total revenue	9,017	39,037	34,857	(388)	82,523
EQUITY IN SUBSIDIARIES' EARNINGS	25,867	—	—	(25,867)	—
COSTS AND EXPENSES:
Property operating	2,792	9,902	9,702	(413)	21,983
Rental property depreciation and amortization	1,791	10,464	10,746	23	23,024
General and administrative	7,979	1,844	944	(140)	10,627
Total costs and expenses	12,562	22,210	21,392	(530)	55,634
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	22,322	16,827	13,465	(25,725)	26,889
OTHER INCOME AND EXPENSE:
Investment income	4,075	5	10,965	(13,461)	1,584
Equity in loss of unconsolidated joint ventures	—	—	(152)	—	(152)
Other income (loss)	418	—	—	(425)	(7)
Interest expense	(23,828)	(895)	(6,581)	13,461	(17,843)
Amortization of deferred financing fees	(582)	(9)	(25)	—	(616)
(Loss) gain on extinguishment of debt	—	(27)	463	—	436
Impairment loss	—	(3,948)	—	—	(3,948)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	2,405	11,953	18,135	(26,150)	6,343
Income tax (expense) benefit of taxable REIT subsidiaries	—	(69)	84	—	15
INCOME FROM CONTINUING OPERATIONS	2,405	11,884	18,219	(26,150)	6,358
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(17)	38	123	12	156
Impairment loss on income producing properties sold or held for sale	—	(1,493)	—	—	(1,493)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(17)	(1,455)	123	12	(1,337)
NET INCOME	2,388	10,429	18,342	(26,138)	5,021
Other comprehensive (loss) income	(6,054)	—	120	—	(5,934)
COMPREHENSIVE (LOSS) INCOME	(3,666)	10,429	18,462	(26,138)	(913)
Comprehensive income attributable to noncontrolling interests	—	—	(2,753)	—	(2,753)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(3,666)	$10,429	$15,709	$(26,138)	$(3,666)

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2011	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$7,138	$29,599	$18,263	$—	$55,000
Expense recoveries	2,082	8,523	6,277	—	16,882
Percentage rent	10	280	331	—	621
Management and leasing services	—	24	617	—	641
Total revenue	9,230	38,426	25,488	—	73,144
EQUITY IN SUBSIDIARIES' EARNINGS	25,137	—	—	(25,137)	—
COSTS AND EXPENSES:
Property operating	2,795	10,061	7,126	513	20,495
Rental property depreciation and amortization	1,693	9,984	9,038	30	20,745
General and administrative	9,823	2,108	1,481	(76)	13,336
Total costs and expenses	14,311	22,153	17,645	467	54,576
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	20,056	16,273	7,843	(25,604)	18,568
OTHER INCOME AND EXPENSE:
Investment income	7,227	10	11,567	(17,837)	967
Equity in loss of unconsolidated joint ventures	—	—	(98)	—	(98)
Other income	14	—	11	—	25
Interest expense	(22,507)	(2,541)	(9,063)	16,722	(17,389)
Amortization of deferred financing fees	(506)	(24)	(28)	—	(558)
Gain on sale of real estate	3,604	318	684	—	4,606
Gain on extinguishment of debt	—	—	213	—	213
Impairment loss	—	(145)	—	—	(145)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	7,888	13,891	11,129	(26,719)	6,189
Income tax (expense) benefit of taxable REIT subsidiaries	—	(24)	198	—	174
INCOME FROM CONTINUING OPERATIONS	7,888	13,867	11,327	(26,719)	6,363
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	388	1,819	(166)	1,628	3,669
Loss on disposal of income producing property	—	(13)	—	—	(13)
Impairment loss on income producing properties sold or held for sale	(1,277)	—	—	—	(1,277)
Income tax benefit of taxable REIT subsidiaries	—	—	379	—	379
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(889)	1,806	213	1,628	2,758
NET INCOME	6,999	15,673	11,540	(25,091)	9,121
Other comprehensive income	16	—	13	—	29
COMPREHENSIVE INCOME	7,015	15,673	11,553	(25,091)	9,150
Comprehensive income attributable to noncontrolling interests	—	—	(2,052)	(83)	(2,135)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$7,015	$15,673	$9,501	$(25,174)	$7,015

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2012	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$13,986	$60,720	$48,612	$—	$123,318
Expense recoveries	3,931	17,177	15,454	—	36,562
Percentage rent	99	1,006	1,640	—	2,745
Management and leasing services	—	40	1,652	(388)	1,304
Total revenue	18,016	78,943	67,358	(388)	163,929
EQUITY IN SUBSIDIARIES' EARNINGS	67,637	—	—	(67,637)	—
COSTS AND EXPENSES:
Property operating	5,471	20,241	18,656	(360)	44,008
Rental property depreciation and amortization	3,508	19,069	22,085	42	44,704
General and administrative	16,119	3,992	2,256	(180)	22,187
Total costs and expenses	25,098	43,302	42,997	(498)	110,899
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	60,555	35,641	24,361	(67,527)	53,030
OTHER INCOME AND EXPENSE:
Investment income	8,157	10	21,943	(27,081)	3,029
Equity in loss of unconsolidated joint ventures	—	—	(340)		(340)
Other income	545	—	14	(425)	134
Interest expense	(46,925)	(2,013)	(13,355)	27,081	(35,212)
Amortization of deferred financing fees	(1,138)	(20)	(51)	—	(1,209)
(Loss) gain on extinguishment of debt	—	(27)	370	—	343
Impairment loss		(3,948)			(3,948)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	21,194	29,643	32,942	(67,952)	15,827
Income tax (expense) benefit of taxable REIT subsidiaries	—	(124)	185	—	61
INCOME FROM CONTINUING OPERATIONS	21,194	29,519	33,127	(67,952)	15,888
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(12)	(94)	25	65	(16)
Gain on disposal of income producing property	282	424	13,563	—	14,269
Impairment loss on income producing properties sold or held for sale	—	(3,425)	—	—	(3,425)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	270	(3,095)	13,588	65	10,828
NET INCOME	21,464	26,424	46,715	(67,887)	26,716
Other comprehensive (loss) income	(5,063)	—	214	—	(4,849)
COMPREHENSIVE INCOME	16,401	26,424	46,929	(67,887)	21,867
Comprehensive income attributable to noncontrolling interests	—	—	(5,466)	—	(5,466)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$16,401	$26,424	$41,463	$(67,887)	$16,401

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2011	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$14,356	$58,827	$34,823	$—	$108,006
Expense recoveries	3,946	16,981	11,682	—	32,609
Percentage rent	96	855	1,124	—	2,075
Management and leasing services	—	48	1,059	—	1,107
Total revenue	18,398	76,711	48,688	—	143,797
EQUITY IN SUBSIDIARIES' EARNINGS	52,441	—	—	(52,441)	—
COSTS AND EXPENSES:
Property operating	5,545	20,589	13,832	1,022	40,988
Rental property depreciation and amortization	3,341	18,177	17,907	48	39,473
General and administrative	16,847	4,382	4,298	(211)	25,316
Total costs and expenses	25,733	43,148	36,037	859	105,777
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	45,106	33,563	12,651	(53,300)	38,020
OTHER INCOME AND EXPENSE:
Investment income	8,368	11	22,388	(29,107)	1,660
Equity in income of unconsolidated joint ventures	—	—	268	—	268
Other income	133	—	23	—	156
Interest expense	(44,215)	(3,868)	(13,737)	26,880	(34,940)
Amortization of deferred financing fees	(985)	(52)	(60)	—	(1,097)
Gain on bargain purchase	30,561	—	—	—	30,561
Gain on sale of real estate	3,604	318	684	—	4,606
Gain on extinguishment of debt	—	42	213	—	255
Impairment loss	—	(145)	—	—	(145)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	42,572	29,869	22,430	(55,527)	39,344
Income tax (expense) benefit of taxable REIT subsidiaries	—	(32)	339	—	307
INCOME FROM CONTINUING OPERATIONS	42,572	29,837	22,769	(55,527)	39,651
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	778	3,654	(357)	3,249	7,324
Loss on disposal of income producing property	—	(13)	—	—	(13)
Impairment loss on income producing properties sold or held for sale	(1,277)	—	—	—	(1,277)
Income tax benefit of taxable REIT subsidiaries	—	—	811	—	811
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(499)	3,641	454	3,249	6,845
NET INCOME	42,073	33,478	23,223	(52,278)	46,496
Other comprehensive income	32	—	94	—	126
COMPREHENSIVE INCOME	42,105	33,478	23,317	(52,278)	46,622
Comprehensive income attributable to noncontrolling interests	—	—	(2,018)	(2,499)	(4,517)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$42,105	$33,478	$21,299	$(54,777)	$42,105

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(44,948)	$59,498	$63,983	$78,533
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(7,500)	(153,750)	(161,250)
Additions to income producing properties	(4,156)	(4,766)	(1,810)	(10,732)
Additions to construction in progress	(639)	(35,320)	(408)	(36,367)
Proceeds from sale of real estate and rental properties	1,417	6,514	25,235	33,166
Decrease in cash held in escrow	90,845	—	746	91,591
Investment in mezzanine loan	(19,258)	—	—	(19,258)
Increase in deferred leasing costs and lease intangibles	(1,225)	(1,555)	(808)	(3,588)
Investment in joint ventures	—	—	(6,572)	(6,572)
Repayments from joint ventures	—	—	558	558
Distributions from joint ventures	—	—	567	567
Advances to subsidiaries, net	(85,480)	(11,933)	97,413	—
Net cash used in investing activities	(18,496)	(54,560)	(38,829)	(111,885)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(899)	(1,782)	(39,380)	(42,061)
Net repayments under revolving credit facilities	(37,000)	—	—	(37,000)
Repayment of senior debt	(10,000)	—	—	(10,000)
Proceeds from issuance of common stock	296	—	—	296
Borrowings under term loan	200,000	—	—	200,000
Payment of deferred financing costs	(2,001)	—	—	(2,001)
Stock issuance costs	(6)	—	—	(6)
Dividends paid to stockholders	(50,142)	—	—	(50,142)
Distributions to noncontrolling interests	(4,997)	—	—	(4,997)
Distributions to redeemable noncontrolling interests	(424)	—	—	(424)
Net cash provided by (used in) financing activities	94,827	(1,782)	(39,380)	53,665
Net increase (decrease) in cash and cash equivalents	31,383	3,156	(14,226)	20,313
Cash and cash equivalents at beginning of the period	10,963	—	—	10,963
Cash and cash equivalents at end of the period	$42,346	$3,156	$(14,226)	$31,276

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$20,742	$32,448	$6,132	$59,322
INVESTING ACTIVITIES:
Acquisition of income producing properties	(55,000)	—	(45,472)	(100,472)
Additions to income producing properties	(1,428)	(3,758)	(1,474)	(6,660)
Additions to construction in progress	(849)	(6,585)	(69)	(7,503)
Proceeds from sale real estate and rental properties	2,346	11,705	28,001	42,052
Increase in deferred leasing costs and lease intangibles	(831)	(2,101)	(599)	(3,531)
Investment in joint ventures	—	—	(9,769)	(9,769)
Investment in consolidated subsidiary	—	—	(242)	(242)
Advances to subsidiaries, net	(123,639)	1,375	122,264	—
Net cash (used in) provided by investing activities	(179,401)	636	92,640	(86,125)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(878)	(33,084)	(109,421)	(143,383)
Net borrowings under revolving credit facilities	63,500	—	—	63,500
Proceeds from issuance of common stock	116,617	—	—	116,617
Payment of deferred financing costs	(101)	—	(151)	(252)
Stock issuance costs	(982)	—	—	(982)
Dividends paid to stockholders	(48,743)	—	—	(48,743)
Distributions to noncontrolling interests	(4,523)	—	—	(4,523)
Net cash provided by (used in) financing activities	124,890	(33,084)	(109,572)	(17,766)
Net decrease in cash and cash equivalents	(33,769)	—	(10,800)	(44,569)
Cash and cash equivalents obtained through acquisition	—	—	23,412	23,412
Cash and cash equivalents at beginning of the period	38,333	—	—	38,333
Cash and cash equivalents at end of the period	$4,564	$—	$12,612	$17,176

21. Related Parties
We received rental income from affiliates of Gazit, our largest shareholder, of approximately $85,000 and $79,000 for the three months ended June 30, 2012 and 2011, respectively, and $172,000 and $153,000 for the six months ended June 30, 2012 and 2011, respectively.
Reimbursements from Gazit of general and administrative expenses incurred by us totaled approximately $124,000 and $332,000 for the six months ended June 30, 2012 and 2011, respectively. The balance due from Gazit, which is included in accounts and other receivables, was approximately $285,000 and $126,000 at June 30, 2012 and December 31, 2011, respectively.
We reimbursed MGN Icarus, Inc., an affiliate of Gazit, for certain travel expenses incurred by the Chairman of our Board of Directors. There were no reimbursements expensed for the three months ended June 30, 2012. The amounts reimbursed totaled approximately $150,000 for the six months ended June 30, 2012. There were no reimbursements expensed for the three and six months ended June 30, 2011.

22. Subsequent Events

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our June 30, 2012 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements.
We have approximately $63.5 million in proposed acquisitions that we expect to close in the second half of 2012. These proposed transactions consist of the acquisition of a shopping center under contract in Connecticut for $36.0 million, which includes the assumption of $19.0 million of indebtedness, and a retail condominium in New York for $27.5 million, which includes the assumption of $16.8 million of indebtedness. These acquisitions are past the due diligence periods under the applicable purchase and sale agreements and, as such, aggregate deposits of $2.3 million are non-refundable except as otherwise provided in the contracts.
On July 12, 2012, we increased the principal amount of the $200.0 million term loan to $250.0 million with the same terms as the $200.0 million term loan discussed in Note 9. In connection with the closing, we entered into an interest rate swap to convert the LIBOR rate on the additional $50.0 million of the term loan to a fixed interest rate, providing an effective weighted average fixed interest rate under the loan agreement for the additional $50.0 million of 3.00% per annum based on the current credit ratings of our senior unsecured notes. The swap is designated and qualified as a cash flow hedge and matures on February 13, 2019.

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

As of June 30, 2012, our consolidated property portfolio comprised 165 properties totaling approximately 16.8 million square feet of gross leasable area, or GLA, and included 142 shopping centers, 11 development or redevelopment properties, five non-retail properties and seven land parcels. As of June 30, 2012, our core portfolio was 91.8% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 17 shopping centers and two office buildings totaling approximately 2.8 million square feet of GLA.
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

The difficult economic environment continues to affect our business, especially as it relates to leasing space to smaller shop tenants. While most of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles, other tenants in our shopping centers, particularly smaller shop tenants, have been especially vulnerable as they have faced both declining sales and reduced access to capital. As of June 30, 2012, approximately 61% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarket sales have not been as affected as the sales of many other classes of retailers, and our supermarkets continue to draw traffic to these centers.

We continue to seek opportunities to invest in our primary target markets of South Florida, California and the northeastern United States. We also look for opportunities to develop or redevelop centers in urban markets with strong demographic characteristics and high barriers to entry. We expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources.

While we have experienced and expect to see continued gradual improvement in economic conditions during the remainder of 2012, we expect continuing challenges in leasing space to small shop tenants. We believe the continued diversification of our portfolio during 2011, including the reinvestment of proceeds from dispositions into higher quality assets, has made us less susceptible to economic downturns. In that light, we anticipate that our "core" portfolio occupancy (which excludes non-retail properties, properties held in unconsolidated joint ventures and development properties) and same-property net operating income (as defined below) for the remainder of 2012 will continue to experience a modest increase as compared to 2011.

The execution of our business strategy during the second quarter of 2012 resulted in:

•	the acquisition of a 1.8 acre development site in the Bronx, New York, at a purchase price of $7.5 million, which we expect to develop into a neighborhood shopping center;

•	the prepayment of approximately $36.7 million in mortgage debt;

•
the signing of 50 new leases totaling approximately 118,290 square feet at an average rental rate of $20.04(1) per square foot in 2012 as compared to the prior in-place average rent of $17.85 per square foot, on a same space(2) basis, a 12.3% average rent spread;

•
the renewal and extension of 81 leases totaling 313,306 square feet at an average rental rate of $17.64(1) per square foot in 2012 as compared to the prior in-place average rent of $16.91 per square foot, on a same space(2) basis, a 4.3% average rent spread;

•
an increase in core occupancy to 91.8% from 91.5% at March 31, 2012, and on a same-property basis (as defined below), an increase in occupancy of 30 basis points to 91.5% as compared to June 30, 2011; and

•	the prepayment of approximately $36.7 million principal amount in mortgage debt.
_______________________________

(1)	Amount reflects the impact of tenant concessions and work to be performed by us prior to delivery of the space to the tenant.

(2)
The “same space” designation is used to compare leasing terms (principally cash leasing spreads) from the prior tenant to the new/current tenant. In some cases, leases and/or premises are excluded from “same space” because the gross leasable area of the prior premises is combined or divided to form a larger or smaller, non-comparable space. Also excluded from the “same space” designation are those leases for which a comparable prior rent is not available due to the acquisition or development of a new center.

In addition to the above, for the six months ended June 30, 2012, the execution of our business strategy resulted in:

•	the sale of five non-core assets for aggregate gross proceeds of approximately $62.1 million resulting in a net gain of $14.3 million;

•
the acquisition of one shopping center located in California and two shopping centers located in Connecticut representing an aggregate of approximately 290,000 square feet of GLA for an aggregate purchase price of $153.8 million, which along with our second quarter acquisition brought the total purchase price paid for acquisitions to $161.3 million for the six months ended June 30, 2012;

•	a $19.3 million mezzanine loan investment indirectly secured by a newly developed shopping center; and

•
the closing of an unsecured term loan in the principal amount of $200.0 million, with a maturity date of February 13, 2019, which bears interest at an effective fixed rate of 3.46% per annum based on our current credit ratings through the utilization of interest rate swaps.

Additionally, on July 12, 2012, we increased the principal amount of the $200.0 million term loan to $250.0 million as discussed in Note 9 to the financial statements included as part of this Quarterly Report on Form 10-Q. In connection with the closing, we entered into an interest rate swap to convert the LIBOR rate on the additional $50.0 million of the term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement for the additional $50.0 million of 3.00% per annum based on the current credit ratings of our senior unsecured notes. Together with the swaps issued with the initial $200.0 million term loan, the effective weighted average fixed interest rate for all amounts outstanding under the term loan agreement is 3.37% per annum based on the current credit ratings of our senior unsecured notes.
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
Our primary cash expenses consist of our property operating expenses, which include: real estate taxes; repairs and maintenance; management expenses; insurance; utilities; general and administrative expenses, which include payroll, office expenses, professional fees, acquisition costs and other administrative expenses; and interest expense, primarily on mortgage debt, unsecured senior debt, term loans and revolving credit facilities. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.

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

Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the three and six months ended June 30, 2012, we moved one property totaling approximately 92,000 square feet and two properties totaling 201,000 square feet, respectively, out of the same-property pools.
Net operating income (“NOI”) is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back amortization of deferred financing fees, rental property depreciation and amortization, interest expense, impairment losses, general and administrative expense, and to exclude revenues earned from management and leasing services, straight line rent adjustments, accretion of below market lease intangibles (net), gain on sale of real estate, equity in income (loss) of unconsolidated joint ventures, gain on bargain purchase and acquisition of controlling interest in subsidiary, gain (loss) on extinguishment of debt, investment income, and other income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from continuing operations before tax and before discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and before discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and before discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.
We review operating and financial data, primarily NOI, for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments into six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: South Florida, North Florida, Southeast, Northeast, West Coast and Other/Non-retail. See Note 15 in the condensed consolidated financial statements of this report, which is incorporated in this Item 2 by reference, for more information about our business segments, recent changes in segment structure, and the geographic diversification of our portfolio of properties, and for a reconciliation of NOI to income from continuing operations before tax and before discontinued operations for the three and six months ended June 30, 2012 and 2011.
Same Property NOI and Occupancy Information
Same-property NOI increased by $278,000 and $2.2 million, or 0.7% and 2.7%, respectively, for the three and six months ended June 30, 2012 driven primarily by a net increase in minimum rent due to rent commencements and contractual rent increases and lower bad debt expense; partially offset by a decrease in expense recovery income.

Same-property net operating income is reconciled to net operating income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Same-property net operating income	$42,314	$42,036	$84,188	$81,951
Adjustments (1)	(64)	580	1,024	1,534
Same-property net operating income before adjustments	$42,250	$42,616	$85,212	$83,485
Non same-property net operating income	10,556	4,172	19,855	8,922
Net operating income (2)	$52,806	$46,788	$105,067	$92,407
___________________________________________________
(1) Includes adjustments for items that affect the comparability of the same property results. Such adjustments include: common area maintenance costs related to a prior period, revenues and expenses associated with outparcels sold, settlement of tenant disputes, or other similar matters that affect comparability.
(2) A reconciliation of net operating income to income from continuing operations before tax and discontinued operations is provided in Note 15 to the condensed consolidated financial statements included in this report.
Same-property net operating income by geographical segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
South Florida	$12,488	$12,456	$25,685	$25,049
North Florida	7,909	8,216	16,064	16,068
Southeast	9,615	9,450	19,383	19,023
Northeast	4,012	4,007	7,951	7,872
West Coast	8,290	7,907	15,105	13,939
Same-property net operating income	$42,314	$42,036	$84,188	$81,951
The following table reflects our same-property occupancy and same-property GLA (in square feet) information by segment at the end of the June 30 periods:

	Occupancy			GLA as of
	2012	2011	% Change	June 30, 2012
				(in thousands)
South Florida	92.7%	91.9%	0.8%	3,996
North Florida	87.6%	88.2%	(0.6)%	3,012
Southeast	91.0%	91.2%	(0.2)%	4,401
Northeast	98.3%	98.3%	—%	1,063
West Coast	93.5%	91.1%	2.4%	1,647
Same-property shopping center portfolio occupancy	91.5%	91.2%	0.3%	14,119
Non-retail	74.6%	63.5%	11.1%	287
				14,406

Comparison of the Three Months Ended June 30, 2012 to 2011
The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2012 as compared to the same period in 2011:

	Three Months Ended June 30,
	2012	2011	% Change
	(In thousands)
Total revenue	$82,523	$73,144	12.8%
Property operating expenses	21,983	20,495	7.3%
Rental property depreciation and amortization	23,024	20,745	11.0%
General and administrative expenses	10,627	13,336	(20.3)%
Investment income	1,584	967	63.8%
Interest expense	17,843	17,389	2.6%
Gain on sale of real estate	—	4,606	(100.0)%
Impairment loss	3,948	145	NM*
(Loss) income from discontinued operations	(1,337)	2,758	(148.5)%
Net income	5,021	9,121	(45.0)%
Net income attributable to Equity One, Inc.	2,268	6,986	(67.5)%
______________________
* NM = Not meaningful
Total revenue increased by $9.4 million, or 12.8%, to $82.5 million in 2012 from $73.1 million in 2011. The increase is primarily attributable to the following:

•	an increase of approximately $11.2 million associated with properties acquired in 2012 and 2011; partially offset by

•	a decrease of $920,000 in same-property revenue due to a decrease in expense recovery income primarily due to lower recoverable expenses;

•
a net decrease of $410,000 related to various development and redevelopment projects which were under construction in the 2012 period, partially offset by an increase in revenues related to redevelopment projects which were under construction in the 2011 period but were income producing in the 2012 period;

•	a decrease of $270,000 related to assets sold to our NYCRF joint venture in 2011; and

•	a decrease of $150,000 related to an acquisition fee earned from our NYCRF joint venture in the 2011 period.
Property operating expenses increased by $1.5 million, or 7.3%, to $22.0 million in 2012 from $20.5 million in 2011. The increase primarily consists of the following:

•	an increase of approximately $2.5 million associated with properties acquired in 2012 and 2011; partially offset by

•
a net decrease of approximately $670,000 in same-property expenses, primarily attributable to lower real estate taxes, external management fees and bad debt expense, partially offset by increased insurance expense;

•	a decrease of $170,000 in operating expenses at various development and redevelopment project sites which were under construction in 2012; and

•	a decrease of $130,000 in expenses related to assets sold to our NYCRF joint venture in 2011.
Rental property depreciation and amortization increased by $2.3 million, or 11.0%, to $23.0 million for 2012 from $20.7 million in 2011. The increase was primarily related to the following:

•	an increase of approximately $3.5 million related to depreciation on properties acquired in 2012 and 2011; partially offset by

•	a decrease of approximately $1.1 million primarily related to assets fully depreciated in 2011 as a result of tenant vacancies; and

•	a decrease of $130,000 due to the disposition of assets sold to our NYCRF joint venture in 2011.
General and administrative expenses decreased by $2.7 million, or 20.3%, to $10.6 million for 2012 from $13.3 million in 2011. The decrease in 2012 was primarily related to the following:

•
a decrease of approximately $2.6 million related to legal, consulting, and other costs associated with acquisitions, dispositions, and the exploration of other potential transactions, primarily related to transactions completed in 2011; and

•	a decrease of approximately $320,000 in severance costs paid to former CapCo employees in 2011; partially offset by

•	an increase in professional services fees of approximately $180,000 primarily due to information technology consulting services.
We recorded investment income of $1.6 million in 2012 compared to $1.0 million in 2011. The increase is due to interest income from the mezzanine loan investments made in 2011 and early 2012; partially offset by a decrease in interest earned on bridge loans made to unconsolidated joint ventures which were repaid in 2011.
Interest expense increased by $454,000, or 2.6%, to $17.8 million for 2012 from $17.4 million in 2011. The increase is primarily attributable to the following:

•	an increase of approximately $1.8 million associated with our new $200.0 million term loan; and

•	an increase of approximately $1.1 million primarily associated with mortgage assumptions in 2012 and 2011 related to acquisitions; partially offset by

•	a decrease of approximately $1.3 million associated with lower mortgage interest due to mortgages paid off during 2012 and 2011;

•	a decrease of $875,000 due to higher capitalized interest as a result of a major development project; and

•	a decrease of $240,000 due to the maturity of $10 million of senior notes in the first quarter of 2012.
We recorded a gain on sale of real estate of $4.6 million in 2011. The 2011 gain is attributable to additional consideration earned related to the sale of an outparcel to our GRI-EQY I, LLC joint venture, resulting in a gain of approximately $3.6 million, and the sale of two operating properties to a newly formed joint venture with CRF, resulting in a gain of approximately $943,000.
We recorded impairment losses in continuing operations in 2012 and 2011 of approximately $3.9 million and $145,000, respectively. The 2012 impairment loss related to an operating property in the Southeast region.
For 2012, we recorded losses from discontinued operations of $1.3 million compared to income of $2.8 million for 2011. The decrease is primarily attributable to the following:

•	a decrease of $3.5 million in operating income from sold or held-for-sale properties;

•	a decrease in income tax benefit of $379,000 relating to properties that were sold in 2011; and

•	an increase of $216,000 in impairment losses on assets held for sale.
As a result of the foregoing, net income decreased by $4.1 million to $5.0 million for 2012 from $9.1 million in 2011. Net income attributable to Equity One, Inc. decreased by $4.7 million to $2.3 million for 2012 compared to $7.0 million in 2011.

Comparison of the Six Months Ended June 30, 2012 to 2011
The following summarizes certain line items from our unaudited condensed consolidated statements of income which we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2012 as compared to the same period in 2011:

	Six Months Ended June 30,
	2012	2011	% Change
	(In thousands)
Total revenue	$163,929	$143,797	14.0%
Property operating expenses	44,008	40,988	7.4%
Rental property depreciation and amortization	44,704	39,473	13.3%
General and administrative expenses	22,187	25,316	(12.4)%
Investment income	3,029	1,660	82.5%
Interest expense	35,212	34,940	0.8%
Gain on bargain purchase	—	30,561	(100.0)%
Gain on sale of real estate	—	4,606	(100.0)%
Impairment loss	3,948	145	NM*
Income from discontinued operations	10,828	6,845	58.2%
Net income	26,716	46,496	(42.5)%
Net income attributable to Equity One, Inc.	21,250	41,979	(49.4)%
_____________________
* NM = Not meaningful
Total revenue increased by $20.1 million, or 14.0%, to $163.9 million in 2012 from $143.8 million in 2011. The increase is primarily attributable to the following:

•	an increase of approximately $21.8 million associated with properties acquired in 2012 and 2011; and

•	an increase of $240,000 related to management and leasing fees charged to our NYCRF joint venture relating to its recent acquisition and financing activities; partially offset by

•	a decrease of $1.2 million related to assets sold to our NYCRF joint venture in 2011;

•	a decrease of $440,000 in same-property revenue due to a decrease in expense recovery income primarily due to lower recoverable expenses; and

•
a net decrease of $310,000 related to various development and redevelopment projects which were under construction in the 2012 period, partially offset by an increase in revenues related to redevelopment projects which were under construction in the 2011 period but were income producing in the 2012 period.

Property operating expenses increased by $3.0 million, or 7.4%, to $44.0 million in 2012 from $41.0 million in 2011. The increase primarily consists of the following:

•	an increase of approximately $4.7 million associated with properties acquired in 2012 and 2011; and

•	an increase of approximately $525,000 related to a legal settlement in the first quarter of 2012; partially offset by

•
a net decrease of approximately $1.2 million in same-property and land expenses, primarily attributable to lower bad debt expense, real estate taxes and external management fees, offset by increased insurance expense;

•	a decrease of $600,000 in operating expenses at various development and redevelopment project sites which were under construction in 2012; and

•	a decrease of $370,000 in expenses related to assets sold to our NYCRF joint venture in 2011.

Rental property depreciation and amortization increased by $5.2 million, or 13.3%, to $44.7 million for 2012 from $39.5 million in 2011. The increase was primarily related to the following:

•	an increase of approximately $6.9 million related to depreciation on properties acquired in 2012 and 2011; partially offset by

•	a decrease of approximately $1.1 million primarily related to assets fully depreciated in 2011 as a result of tenant vacancies; and

•	a decrease of $530,000 due to the disposition of assets sold to our NYCRF joint venture in 2011.
General and administrative expenses decreased by $3.1 million, or 12.4%, to $22.2 million for 2012 from $25.3 million in 2011. The decrease was primarily related to the following:

•
a decrease of approximately $3.8 million related to legal, consulting, and other costs associated with acquisitions, dispositions, and the exploration of other potential transactions, primarily related to transactions completed in 2011; and

•	a decrease of approximately $830,000 in severance costs paid to former CapCo employees in 2011; partially offset by

•	an increase in professional services fees of approximately $770,000 primarily due to information technology consulting services;

•	an increase of approximately $430,000 due to increased personnel related costs; and

•
an increase of $300,000 in fees paid to directors as a result of the grant and acceleration of restricted stock awards to a retiring director and higher stock compensation expense for 2012 grants to directors.

We recorded investment income of $3.0 million in 2012 compared to $1.7 million in 2011. The increase is due to interest income from the mezzanine loan investments made in 2011 and early 2012; partially offset by a decrease in interest earned on bridge loans made to unconsolidated joint ventures which were repaid in 2011.
Interest expense increased by $272,000, or 0.8%, to $35.2 million for 2012 from $34.9 million in 2011. The increase is primarily attributable to the following:

•	an increase of approximately $2.6 million associated with our new $200.0 million term loan; and

•	an increase of approximately $2.3 million primarily associated with mortgage assumptions in 2012 and 2011 related to acquisitions; partially offset by

•	a decrease of approximately $2.8 million associated with lower mortgage interest due to mortgages paid off during 2012 and 2011;

•	a decrease of $1.5 million due to higher capitalized interest as a result of a major development project; and

•	a decrease of $300,000 due to the maturity of $10 million of senior notes in the first quarter of 2012.
The gain on bargain purchase of $30.6 million recognized in 2011 was generated from our acquisition of a controlling interest in CapCo. No comparable amounts are included in 2012. The gain represents the difference between the fair value of the net assets acquired of $310.4 million and the fair value of the consideration paid and noncontrolling interest of $279.8 million.
We recorded a gain on sale of real estate of $4.6 million in 2011. The 2011 gain is attributable to additional consideration earned related to the sale of an outparcel to our GRI-EQY I, LLC joint venture, resulting in a gain of approximately $3.6 million, and the sale of two operating properties to a newly formed joint venture with NYCRF, resulting in a gain of approximately $943,000.
We recorded impairment losses in continuing operations in 2012 and 2011 of approximately $3.9 million and $145,000, respectively. The 2012 impairment loss consisted of an impairment charge related to an operating property in the Southeast region.
For 2012, we recorded income from discontinued operations of $10.8 million compared to income of $6.8 million for 2011. The increase is primarily attributable to the following:

•	an increase of $14.3 million related to net gains from sales of four operating properties and one operating outparcel; partially offset by

•	a decrease of $7.3 million in operating income from sold or held-for-sale properties;

•	a decrease in income tax benefit of $811,000 relating to properties that were sold in 2011; and

•	an increase of $2.1 million in impairment losses on assets held for sale.
As a result of the foregoing, net income decreased by $19.8 million to $26.7 million for 2012 from $46.5 million in 2011. Net income attributable to Equity One, Inc. decreased by $20.7 million to $21.3 million for 2012 compared to $42.0 million in 2011.

The following table sets forth the financial information relating to our operations presented by segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Revenues:
South Florida	$22,599	$21,676	$45,987	$44,227
North Florida	11,365	12,103	22,899	23,887
Southeast	14,147	13,746	28,056	27,600
Northeast	11,701	8,157	23,128	16,715
West Coast	17,111	12,791	32,829	23,376
Non-retail	621	698	1,276	1,460
Total segment revenues	$77,544	$69,171	$154,175	$137,265
Add:
Straight line rent adjustment	921	853	1,944	1,487
Accretion of below market lease intangibles, net	3,558	2,479	6,506	3,938
Management and leasing services	500	641	1,304	1,107
Total revenues	$82,523	$73,144	$163,929	$143,797

Net operating income (NOI):
South Florida	$15,010	$14,071	$30,939	$28,727
North Florida	7,918	8,393	16,115	16,325
Southeast	9,869	9,537	19,828	19,375
Northeast	8,456	5,953	15,856	11,716
West Coast	11,221	8,549	21,662	15,586
Non-retail	332	285	667	678
Total NOI	$52,806	$46,788	$105,067	$92,407

For a reconciliation of NOI to income from continuing operations before tax and discontinued operations, see Note 15 to the condensed consolidated financial statements included in this report, which is incorporated herein by reference.
Comparison of the three months ended June 30, 2012 to 2011 - Segments
South Florida: Revenues increased by 4.3% or $923,000 to $22.6 million for 2012 from $21.7 million for 2011. NOI for South Florida increased by 6.7% or $939,000 to $15.0 million for 2012 from $14.1 million for 2011. Revenues increased due to our acquisition of Aventura Square in 2011 and increased occupancy and higher rent from contractual rent increases and new rent commencements at our same site properties. These increases in revenue were partially offset by a decrease in revenue due to the sale of two properties to our NYCRF joint venture during 2011 and a decrease in expense recovery income resulting from lower recoverable expenses and a decline in our expense recovery ratios at our same site properties. The increase in NOI was primarily a result of the increase in revenues.

North Florida: Revenues decreased by 6.1% or $738,000 to $11.4 million for 2012 from $12.1 million for 2011. NOI decreased by 5.7% or $475,000 to $7.9 million for 2012 from $8.4 million for 2011. Revenues decreased due to lower percentage rent income and a decrease in expense recovery income resulting from lower recoverable expenses and a decline in our expense recovery ratio at our same site properties. The decrease in NOI was a result of the decrease in revenues partially offset by a decrease in real estate tax expense.
Southeast: Revenues increased by 2.9% or $401,000 to $14.1 million for 2012 from $13.7 million for 2011. NOI increased by 3.5% or $332,000 to $9.9 million for 2012 from $9.5 million for 2011. The increase in revenues was primarily a result of higher minimum rent due to new rent commencements and contractual rent increases and higher expense recovery income due to an increase in recoverable expenses. The increase in NOI was a result of the increased revenues partially offset by the increase in recoverable expenses.

Northeast: Revenues increased by 43.4% or $3.5 million to $11.7 million for 2012 from $8.2 million for 2011. NOI increased by 42.0% or $2.5 million to $8.5 million for 2012 from $6.0 million for 2011. The increase in both revenues and NOI was a result of our acquisition of Compo Acres, Danbury Green, Southbury Green, and Post Road Plaza located in Connecticut and 90-30 Metropolitan and 161 W. 16th Street located in New York City.
West Coast: Revenues increased by 33.8% or $4.3 million to $17.1 million for 2012 from $12.8 million for 2011. NOI increased by 31.3% or $2.7 million to $11.2 million for 2012 from $8.5 million for 2011. The increase in revenues was a result of our acquisition of Culver Center, Potrero, and Ralph's Circle Center located in California, partially offset by lower expense recovery income at our same site properties. The increase in NOI was primarily a result of our acquisitions, partially offset by the decline in expense recovery income at our same site properties.
Non-retail: Revenues decreased by 11.0% or $77,000 to $621,000 for 2012 from $698,000 for 2011. NOI increased by 16.5% or $47,000 to $332,000 for 2012 from $285,000 for 2011. The decrease in revenues was due to an increase in rent abatements. The increase in NOI was due to a decrease in operating expenses partially offset by the increase in rent abatements.
Comparison of the Six Months Ended June 30, 2012 to 2011 - Segments
South Florida: Revenues increased by 4.0% or $1.8 million to $46.0 million for 2012 from $44.2 million for 2011. NOI for South Florida increased by 7.7% or $2.2 million to $30.9 million for 2012 from $28.7 million for 2011. Revenues increased due to our acquisition of Aventura Square and increased occupancy and higher rent from contractual rent increases and new rent commencements at our same site properties, as well as an increase in percentage rent primarily from anchor tenants. These increases in revenue were partially offset by decreases in revenue due to the sale of two properties to our NYCRF joint venture during 2011 and lower lease termination fees received in 2012. The increase in NOI was a result of our acquisition of Aventura Square and a decrease in real estate tax expense at our same site properties partially offset by the sale of two properties to our NYCRF joint venture.

North Florida: Revenues decreased by 4.1% or $988,000 to $22.9 million for 2012 from $23.9 million for 2011. NOI decreased by 1.3% or $210,000 to $16.1 million for 2012 from $16.3 million for 2011. Revenues decreased due to lower percentage rent, an increase in rent concessions and abatements, and a decrease in expense recovery income resulting from lower recoverable expenses at our same site properties. The decrease in NOI was a result of the decrease in revenues; partially offset by decreases in recoverable operating expenses, bad debt expense and real estate tax expense.
Southeast: Revenues increased by 1.7% or $456,000 to $28.1 million for 2012 from $27.6 million for 2011. NOI increased by 2.3% or $453,000 to $19.8 million for 2012 from $19.4 million for 2011. The increase in revenues was primarily a result of higher minimum rent due to new rent commencements and contractual rent increases and higher expense recovery income due to an increase in recoverable expenses. The increase in NOI was a result of the increased revenues.
Northeast: Revenues increased by 38.4% or $6.4 million to $23.1 million for 2012 from $16.7 million for 2011. NOI increased by 35.3% or $4.1 million to $15.9 million for 2012 from $11.7 million for 2011. The increase in both revenues and NOI was primarily a result of our 2011 and 2012 acquisitions noted above. The increase in NOI from acquisitions was partially offset by an increase in non-recoverable property operating expenses due primarily to the settlement of a tenant dispute during 2012 which resulted in a $525,000 expense in the first quarter of 2012.
West Coast: Revenues increased by 40.4% or $9.5 million to $32.8 million for 2012 from $23.4 million for 2011. NOI increased by 39.0% or $6.1 million to $21.7 million for 2012 from $15.6 million for 2011. The increase in revenues was primarily attributable to our acquisitions and, to a lesser extent, new rent commencements and an increase in percentage rent due to higher reported tenant sales. The increase in NOI was primarily attributable to our acquisitions and, to a lesser extent, an increase in NOI from our same site properties due to the increase in revenues and a decrease in bad debt expense, partially offset by higher real estate tax expense.
Non-retail: Revenues decreased by 12.6% or $184,000 to $1.3 million for 2012 from $1.5 million for 2011. NOI decreased by 1.6% or $11,000 to $667,000 for 2012 from $678,000 for 2011. The decrease in revenues was due to an increase in rent abatements. The decrease in NOI was due to the increase in rent abatements partially offset by a decrease in operating expenses.
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
The following table illustrates the calculation of FFO for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income attributable to Equity One, Inc.	$2,268	$6,986	$21,250	$41,979
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	23,022	24,781	44,780	47,774
Net adjustment for unvested shares and noncontrolling interest (1)	2,499	2,108	4,998	4,523
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,086	835	2,243	1,440
Impairments of depreciable real estate, net of tax (2)	5,441	1,277	7,373	1,277
Gain on disposal of depreciable assets, net of tax	—	(930)	(13,086)	(930)
Funds from operations	$34,316	$35,057	$67,558	$96,063
__________________________________________
(1) Includes net effect of: (a) distributions paid with respect to unissued shares held by a noncontrolling interest which have already been included for purposes of calculating earnings per diluted share for the three and six months ended June 30, 2012 and 2011; and (b) an adjustment to compensate for the rounding of the individual calculations.
(2) Effective in the fourth quarter of 2011, NAREIT clarified the definition of FFO to exclude impairment write downs of depreciable real estate. We have calculated FFO for all periods presented in accordance with this clarification.

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share attributable to Equity One, Inc., the most directly comparable GAAP measure, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Earnings per diluted share attributable to Equity One, Inc.	$0.02	$0.06	$0.18	$0.38
Adjustments:
Rental property depreciation and amortization, including discontinued operations, net of noncontrolling interest	0.18	0.21	0.36	0.40
Net adjustment for unvested shares and noncontrolling interest (1)	0.03	0.01	0.03	0.02
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.01	0.01	0.02	0.01
Impairments of depreciable real estate, net of tax (2)	0.04	0.01	0.06	0.01
Gain on disposal of depreciable assets, net of tax	—	(0.01)	(0.11)	(0.01)
Funds from operations per diluted share	$0.28	$0.29	$0.54	$0.81
Weighted average diluted shares (3)	124,567	120,470	124,298	118,875
______________________________________________
(1) Includes net effect of: (a) distributions paid with respect to unissued shares held by a noncontrolling interest which already been included for purposes of calculating earnings per diluted share for the three and six months ended June 30, 2012 and 2011; and (b) an adjustment to compensate for the rounding of the individual calculations.
(2) Effective in the fourth quarter of 2011, NAREIT clarified the definition of FFO to exclude impairment write downs of depreciable real estate. We have calculated FFO for all periods presented in accordance with this clarification.
(3) Weighted average diluted shares for the three and six months ended June 30, 2012 are higher than the GAAP diluted weighted average shares as a result of the 11.4 million units held by LIH which are convertible into our common stock, and also as a result of employee stock options. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive.
Critical Accounting Policies
Our 2011 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of real estate, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, goodwill, share based compensation and incentive awards, income tax, and discontinued operations. For the three and six months ended June 30, 2012, there were no material changes to these policies. See Note 2 to the financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.
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

As of June 30, 2012, we had approximately $31.3 million of cash and cash equivalents available. In addition, we had two revolving credit facilities providing for borrowings of up to $590.0 million of which $398.7 million was available to be drawn, subject to covenants contained in those facilities which may otherwise limit borrowings. As of June 30, 2012, we had drawn $101.0 million under our $575.0 million credit facility, which bore interest at 1.80% at such date, and had no borrowings outstanding under our $15.0 million credit facility.

We are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. We have approximately $63.5 million in proposed acquisitions that we expect to close in the second half of 2012. These proposed transactions consist of the acquisition of a shopping center under contract in Connecticut for $36.0 million, which includes the assumption of $19.0 million of indebtedness, and a retail condominium in New York for $27.5 million, which includes the assumption of $16.8 million of indebtedness. These acquisitions are past the due diligence periods under the applicable purchase and sale agreements and, as such, aggregate deposits of $2.3 million are non-refundable except as otherwise provided in the contracts. Our available cash, revolving credit facilities, and cash from property dispositions will be used to fund these and other prospective acquisitions as well as our debt maturities and normal operating expenses.

Long-term liquidity requirements

Our long-term capital requirements consist primarily of maturities of various issuances of long-term debt, development and redevelopment costs and the costs related to growing our business, including acquisitions.

An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. At June 30, 2012, we had invested approximately $135.4 million in development or redevelopment projects at various stages of completion and anticipate these projects will require an additional $103.2 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years.

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

While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the six months ended June 30, 2012:

•
We closed on a $200.0 million unsecured term loan which matures in February 2019 and bears interest at an effective fixed rate of 3.46% per annum based on our current credit ratings and through the utilization of interest rate swaps;

•	We made a $19.3 million mezzanine loan investment indirectly secured by a shopping center which bears interest at 10.0% and has a maturity of nine years;

•	We acquired four operating properties for an aggregate purchase price of approximately $161.3 million;

•	We prepaid approximately $37.7 million in mortgage debt; and

•	We reduced the borrowings outstanding under our $575.0 million line of credit from approximately $138.0 million as of December 31, 2011 to $101.0 million as of June 30, 2012.

Additionally, on July 12, 2012, we increased the principal amount of the $200.0 million unsecured term loan to $250.0 million through the exercise of an accordion feature. In connection with the increase, we entered into an interest rate swap on the incremental $50.0 million in order to convert its LIBOR rate to a fixed interest rate, providing an effective weighted average fixed interest rate under the $250.0 million agreement of 3.37% per annum based on the current credit ratings of our senior unsecured notes.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$78,533	$59,322	$19,211
Net cash used in investing activities	$(111,885)	$(86,125)	$(25,760)
Net cash provided by (used in) financing activities	$53,665	$(17,766)	$71,431
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled approximately $78.5 million for the six months ended June 30, 2012 compared to approximately $59.3 million in the 2011 period. The increase of $19.2 million is primarily attributable to cash from the operations of our properties and an increase in investment income.

Net cash used in investing activities was approximately $111.9 million for the six months ended June 30, 2012 compared with approximately $86.1 million for the same period in 2011. Investing activities during 2012 consisted primarily of: acquisitions of income producing properties for $161.3 million; additions to income producing properties of $10.7 million; additions to construction in progress of $36.4 million; $19.3 million related to an investment made in a mezzanine loan and investments in joint ventures of $6.6 million; partially offset by $33.2 million of proceeds related to the sale of real estate and rental properties and a decrease in cash held in escrow of $91.6 million. Cash used by investing activities for 2011 primarily consisted of: acquisitions of income producing properties for $100.5 million, net of debt assumed; additions to income producing properties and construction in progress of $14.2 million; and investment in joint ventures of $9.8 million; partially offset by $42.1 million of proceeds related to the sale of real estate and rental properties.

Net cash provided by financing activities totaled approximately $53.7 million for the six months ended June 30, 2012 compared with approximately $17.8 million of net cash used in financing activities for the same period in 2011. During 2012, cash was provided by borrowings under the new term loan of $200.0 million. The largest cash outflows for 2012 related to repayments of revolving credit facilities of $37.0 million, repayment of senior debt of $10.0 million, prepayments and repayments of $42.1 million in principal amount of mortgage debt, the payment of $50.1 million in dividends and $5.0 million of distributions to noncontrolling interests. In the prior year, cash used by financing activities was mainly attributable to repayments of $143.4 million in principal amount of mortgage debt, the payment of $48.7 million in dividends and distributions to noncontrolling interests totaling $4.5 million. This increase was partially offset by the net cash proceeds of approximately $116.6 million from our equity offering and net borrowings under our revolving credit facilities of $63.5 million.

Future Contractual Obligations. The following table sets forth certain information regarding future contractual obligations, excluding interest, as of June 30, 2012:

	Payments due by period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$87,950	$3,963	$7,844	$7,446	$7,554	$7,489	$53,654
Balloon payments	341,743	—	45,127	6,509	36,650	107,574	145,883
Total mortgage obligations	429,693	3,963	52,971	13,955	44,204	115,063	199,537
Unsecured revolving credit facilities	101,000	—	—	—	101,000	—	—
Unsecured senior notes	681,136	—	—	250,000	107,505	105,230	218,401
Term loan	200,000	—	—	—	—	—	200,000
Total unsecured obligations	982,136	—	—	250,000	208,505	105,230	418,401
Construction commitments	103,200	103,200	—	—	—	—	—
Operating leases	11,002	475	863	821	794	826	7,223
Purchase contracts	63,500	63,500	—	—	—	—	—
Total contractual obligations	$1,589,531	$171,138	$53,834	$264,776	$253,503	$221,119	$625,161
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
As of June 30, 2012, we have investments in eight unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.5%. All eight of these joint ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. For a more complete description of our joint ventures see Note 5 to the condensed consolidated financial statements included in this report. At June 30, 2012, the aggregate carrying amount of debt, including our partners’ shares, incurred by these ventures was approximately $246.2 million (of which our aggregate proportionate share is approximately $53.7 million). We have agreed to purchase the $18.5 million JV Loan at par (plus accrued interest) under certain circumstances (for a more complete description of this transaction please refer to Note 5 to the condensed consolidated financial statements included in this quarterly report), and we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain mortgage loans incurred by the joint ventures.
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
Contingencies
Letters of Credit: As of June 30, 2012, we had pledged letters of credit having an aggregate face amount of $3.7 million as additional security for financial and other obligations. Substantially all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments: As of June 30, 2012, we have entered into construction commitments and have outstanding obligations to fund approximately $103.2 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and available cash.

Operating Lease Obligations: We are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $11.0 million.

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
Capital Recycling Initiatives
As part of our strategy to upgrade and diversify our portfolio and recycle our existing capital, we evaluate opportunities to sell assets or otherwise contribute assets to existing or new joint ventures with third parties. If the market values of these assets are below their carrying values, it is possible that the disposition or contribution of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. During the three and six months ended June 30, 2012, we recognized impairment losses of $1.5 million and $3.4 million, respectively, related to two properties held for sale (one in the Southeast region and one in the South Florida region). See Note 4 to the condensed consolidated financial statements included in this report for additional information regarding impairment losses.
Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning or gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor dry cleaning operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation; however, we have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.
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

Among the factors that could cause actual results to differ materially are:

•	general economic conditions, including current macro-economic challenges, competition and the supply of and demand for shopping center properties in our markets;

•	risks that tenants will not remain in occupancy or pay rent, or pay reduced rent due to declines in their businesses;

•	interest rate levels and the availability of financing;

•	potential environmental liability and other risks associated with the ownership, development and acquisition of shopping center properties;

•	greater than anticipated construction or operating costs or delays in completing development or redevelopment projects or obtaining necessary approvals therefor;

•	inflationary, deflationary and other general economic trends;

•	the effects of hurricanes, earthquakes and other natural or man-made disasters;

•	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

•	the impact of acquisitions and dispositions of properties and joint venture interests and expenses incurred by us in connection with our acquisition and disposition activity;

•	impairment charges related to changes in market values of our properties as well as those related to our disposition activity;

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

As of June 30, 2012, we had $101.0 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 1.00% to 1.85%, depending on the credit ratings of our senior unsecured notes. Considering the total outstanding balance of $101.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.0 million per year.

The fair value of our fixed-rate debt is $1.2 billion as of June 30, 2012, which includes the mortgage notes and the fixed-rate portion of the senior unsecured notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $41.8 million. If interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $46.3 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.1 billion, the balance as of June 30, 2012.

As of June 30, 2012, we had $200.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan is $192.4 million as of June 30, 2012. If interest rates increase by 1%, the fair value of our total term loan would decrease by approximately $11.0 million. If interest rates decrease by 1%, the fair value of our total term loan would increase by approximately $11.8 million.

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
In connection with the $200.0 million unsecured seven-year term loan that we closed on February 13, 2012, and the related $50.0 million term loan accordion exercise that we closed on July 12, 2012, we entered into interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 3.37% per annum based on the current credit ratings of our senior unsecured notes.
Other Market Risks
As of June 30, 2012 we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).
In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments at June 30, 2012 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2012, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.   RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2011, Part I – Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in such risk factors since December 31, 2011.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

					(d)
					Maximum
				(c)	Number (or
				Total Number	Approximate
	(a)		(b)	of Shares	Dollar Value)
	Total Number		Average	Purchased as	of Shares that
	of Shares of		Price	Part of Publicly	May Yet be
	Common		Paid per	Announced	Purchased
	Stock		Common	Plans or	Under the Plans
Period	Purchased		Share	Programs	or Programs
April 1, 2012 - April 30, 2012	881	(1)	$19.82	N/A	N/A
May 1, 2012 - May 31, 2012	1,282	(1)	$21.00	N/A	N/A
June 1, 2012 - June 30, 2012	160	(1)	$21.05	N/A	N/A
	2,323		$20.56	N/A	N/A

____________________________________
(1) Represents shares of common stock surrendered by employees to us to satisfy such employees' tax withholding obligations in connection with the vesting of restricted common stock.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

(a)	Exhibits

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema

101.CAL++	XBRL Extension Calculation Linkbase

101.LAB++	XBRL Extension Labels Linkbase

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase

101.DEF++	XBRL Taxonomy Extension Definition Linkbase

 ++Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY ONE, INC.

Date:	August 7, 2012	/s/ Mark Langer
Mark Langer
Executive Vice President and Chief Financing Officer
(Principal Financial Officer)

Date:	August 7, 2012	/s/ Angela F. Valdes
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

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema

101.CAL++	XBRL Extension Calculation Linkbase

101.LAB++	XBRL Extension Labels Linkbase

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase

101.DEF++	XBRL Taxonomy Extension Definition Linkbase

++
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.