Form 10-Q
period 2012-09-30
EQUITY ONE, INC.
filed 2012-11-08
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of November 5, 2012, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 118,832,568.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets September 30, 2012 and December 31, 2011 (Unaudited) (In thousands, except share par value amounts)

	September 30, 2012	December 31, 2011
ASSETS
Properties:
Income producing	$3,168,445	$2,931,756
Less: accumulated depreciation	(338,161)	(294,023)
Income producing properties, net	2,830,284	2,637,733
Construction in progress and land held for development	148,094	111,844
Properties held for sale or properties sold	9,866	58,498
Properties, net	2,988,244	2,808,075
Cash and cash equivalents	26,654	10,963
Cash held in escrow and restricted cash	2,254	92,561
Accounts and other receivables, net	16,895	17,790
Investments in and advances to unconsolidated joint ventures	61,449	50,158
Mezzanine loans receivable, net	64,687	45,279
Goodwill	8,401	8,406
Other assets	238,250	189,339
TOTAL ASSETS (including $111,200 and $109,200 of consolidated variable interest entities at September 30, 2012 and December 31, 2011, respectively*)	$3,406,834	$3,222,571

LIABILITIES AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$446,472	$470,687
Unsecured senior notes payable	681,136	691,136
Term loan	250,000	—
Unsecured revolving credit facilities	62,000	138,000
	1,439,608	1,299,823
Unamortized premium on notes payable, net	6,582	8,181
Total notes payable	1,446,190	1,308,004
Other liabilities:
Accounts payable and accrued expenses	57,585	50,514
Tenant security deposits	9,035	8,455
Deferred tax liability	14,962	14,709
Other liabilities	194,022	164,188
Liabilities associated with assets held for sale or sold	—	28,695
Total liabilities (including $63,000 and $61,900 of consolidated variable interest entities at September 30, 2012 and December 31, 2011, respectively*)	1,721,794	1,574,565
Redeemable noncontrolling interests	22,621	22,804
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 116,819 and 112,599 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,168	1,126
Additional paid-in capital	1,679,131	1,587,874
Distributions in excess of earnings	(217,324)	(170,530)
Accumulated other comprehensive loss	(8,489)	(1,154)
Total stockholders’ equity of Equity One, Inc.	1,454,486	1,417,316
Noncontrolling interests	207,933	207,886
Total equity	1,662,419	1,625,202
TOTAL LIABILITIES AND EQUITY	$3,406,834	$3,222,571
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

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations For the three and nine months ended September 30, 2012 and 2011 (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
REVENUE:
Minimum rent	$63,683	$53,836		$187,001	$161,841
Expense recoveries	18,833	15,802		55,395	48,411
Percentage rent	938	723		3,683	2,798
Management and leasing services	499	483		1,803	1,590
Total revenue	83,953	70,844		247,882	214,640
COSTS AND EXPENSES:
Property operating	22,885	20,936		66,893	61,924
Rental property depreciation and amortization	20,738	18,147		65,442	57,620
General and administrative	10,227	13,090		32,414	38,406
Total costs and expenses	53,850	52,173		164,749	157,950
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	30,103	18,671		83,133	56,690
OTHER INCOME AND EXPENSE:
Investment income	1,586	1,515		4,615	3,175
Equity in income of unconsolidated joint ventures	469	4,426		129	4,694
Other (loss) income	(10)	101		124	257
Interest expense	(18,092)	(17,017)		(53,304)	(51,957)
Amortization of deferred financing fees	(627)	(558)		(1,836)	(1,655)
Gain on bargain purchase	—	—		—	30,561
Gain on sale of real estate	—	959		—	5,565
Gain on extinguishment of debt	—	—		343	255
Impairment loss	(2,445)	(18,490)		(6,393)	(18,635)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	10,984	(10,393)		26,811	28,950
Income tax (expense) benefit of taxable REIT subsidiaries	(478)	3,173		(417)	3,480
INCOME (LOSS) FROM CONTINUING OPERATIONS	10,506	(7,220)		26,394	32,430
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	295	4,058		279	11,384
Gain on disposal of income producing properties	—	4,025		14,269	4,012
Impairment loss on income producing properties sold or held for sale	—	(36,714)		(3,425)	(37,991)
Income tax benefit of taxable REIT subsidiaries	—	33,642		—	34,453
INCOME FROM DISCONTINUED OPERATIONS	295	5,011		11,123	11,858
NET INCOME (LOSS)	10,801	(2,209)		37,517	44,288
Net income attributable to noncontrolling interests - continuing operations	(2,736)	(2,459)		(8,202)	(7,006)
Net loss attributable to noncontrolling interests - discontinued operations	—	11		—	41
NET INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$8,065	$(4,657)		$29,315	$37,323

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
Continuing operations	$0.07	$(0.09)		$0.15	$0.22
Discontinued operations	—	0.04		0.10	0.11
	$0.07	$(0.04)	*	$0.25	$0.33

Number of Shares Used in Computing Basic Earnings (Loss) per Share	114,699	112,541		113,359	109,267

EARNINGS (LOSS) PER COMMON SHARE - DILUTED:
Continuing operations	$0.07	$(0.09)		$0.15	$0.22
Discontinued operations	—	0.04		0.10	0.11
	$0.07	$(0.04)	*	$0.25	$0.33

Number of Shares Used in Computing Diluted Earnings (Loss) per Share	114,998	112,541		113,681	109,424
* Note: EPS does not foot due to the rounding of the individual calculations.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three and nine months ended September 30, 2012 and 2011
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$10,801	$(2,209)	$37,517	$44,288
OTHER COMPREHENSIVE INCOME (LOSS):
Net amortization of interest rate contracts included in net income	16	16	48	48
Net unrealized (loss) gain on interest rate swap (1)	(2,502)	125	(7,383)	219
Other comprehensive (loss) income	(2,486)	141	(7,335)	267
COMPREHENSIVE INCOME (LOSS)	8,315	(2,068)	30,182	44,555
Comprehensive income attributable to noncontrolling interests	(2,736)	(2,448)	(8,202)	(6,965)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$5,579	$(4,516)	$21,980	$37,590

(1) This amount includes our share of an unconsolidated joint venture's unrealized gains of $75 and $289 for the three and nine months ended September 30, 2012, respectively, and $125 and $219 for the three and nine months ended September 30, 2011, respectively.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the nine months ended September 30, 2012
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2011	112,599	$1,126	$1,587,874	$(170,530)	$(1,154)	$1,417,316	$207,886	$1,625,202
Issuance of common stock, net of withholding taxes	4,220	42	86,448	—	—	86,490	—	86,490
Stock issuance costs	—	—	(813)	—	—	(813)	—	(813)
Share-based compensation expense	—	—	5,406	—	—	5,406	—	5,406
Restricted stock reclassified from liability to equity	—	—	101	—	—	101	—	101
Net income	—	—	—	29,315	—	29,315	7,543	36,858
Dividends paid on common stock	—	—	—	(76,109)	—	(76,109)	—	(76,109)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,496)	(7,496)
Revaluation of redeemable noncontrolling interest	—	—	115	—	—	115	—	115
Other comprehensive loss	—	—	—	—	(7,335)	(7,335)	—	(7,335)
BALANCE AT SEPTEMBER 30, 2012	116,819	$1,168	$1,679,131	$(217,324)	$(8,489)	$1,454,486	$207,933	$1,662,419

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2012 and 2011 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$37,517	$44,288
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(3,126)	(2,714)
Accretion of below market lease intangibles, net	(9,476)	(7,412)
Equity in income of unconsolidated joint ventures	(129)	(5,398)
Gain on bargain purchase	—	(30,561)
Income tax expense (benefit) of taxable REIT subsidiaries	417	(37,933)
Provision for losses on accounts receivable	601	2,214
Amortization of (premium) discount on notes payable, net	(2,063)	1,027
Amortization of deferred financing fees	1,840	1,668
Depreciation and amortization	67,968	72,104
Share-based compensation expense	5,214	5,088
Amortization of derivatives	48	48
Gain on sale of real estate	(14,269)	(9,577)
Loss (gain) on extinguishment of debt	373	(254)
Operating distributions from joint venture	2,043	744
Impairment loss	9,818	56,626
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	86	(3,294)
Other assets	16,206	(8,917)
Accounts payable and accrued expenses	4,360	16,716
Tenant security deposits	539	(1,372)
Other liabilities	(1,456)	530
Net cash provided by operating activities	116,511	93,621

INVESTING ACTIVITIES:
Acquisition of income producing properties	(234,485)	(144,255)
Additions to income producing properties	(15,276)	(10,801)
Additions to construction in progress	(55,015)	(17,930)
Proceeds from sale of real estate and rental properties	33,166	74,412
Decrease (increase) in cash held in escrow	89,780	(47,321)
Increase in deferred leasing costs and lease intangibles	(5,436)	(4,974)
Investment in joint ventures	(14,102)	(9,874)
Investment in consolidated subsidiary	—	(242)
Repayments of advances to joint ventures	618	34,887
Distributions from joint ventures	567	14,071
Investment in mezzanine loan	(19,258)	(45,100)
Net cash used in investing activities	(219,441)	(157,127)

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2012 and 2011 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2012	2011
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(44,046)	$(172,865)
Net (repayments) borrowings under revolving credit facilities	(76,000)	177,500
Repayment of senior debt	(10,000)	—
Proceeds from issuance of common stock	86,490	116,519
Borrowings under term loan	250,000	—
Payment of deferred financing costs	(2,697)	(5,034)
Stock issuance costs	(813)	(1,150)
Dividends paid to stockholders	(76,109)	(73,790)
Distributions to noncontrolling interests	(7,496)	(8,817)
Distributions to redeemable noncontrolling interests	(708)	—
Net cash provided by financing activities	118,621	32,363

Net increase (decrease) in cash and cash equivalents	15,691	(31,143)
Cash and cash equivalents obtained through acquisition	—	23,412
Cash and cash equivalents at beginning of the period	10,963	38,333
Cash and cash equivalents at end of the period	$26,654	$30,602

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $3,806 and $1,558 in 2012 and 2011, respectively)	$57,886	$62,676

We acquired upon acquisition of certain income producing properties:
Income producing properties	$236,146	$167,331
Intangible and other assets	57,364	11,761
Intangible and other liabilities	(39,303)	(23,734)
Assumption of mortgage notes payable	(19,722)	(11,103)
Cash paid for income producing properties	234,485	144,255

Net cash paid for the acquisition of C&C (US) No. 1 is as follows:
Income producing properties	—	471,219
Intangible and other assets	—	113,484
Intangible and other liabilities	—	(35,898)
Assumption of mortgage notes payable	—	(261,813)
Issuance of Equity One common stock	—	(73,698)
Noncontrolling interest in C&C (US) No. 1	—	(206,145)
Gain on bargain purchase	—	(30,561)
Cash acquired upon acquisition of C&C (US) No. 1	—	23,412
Net cash paid for acquisition of C&C (US) No. 1	—	—
Net cash paid for acquisition of income producing properties	$234,485	$144,255
See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012
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
As of September 30, 2012, our consolidated property portfolio comprised 167 properties, including 143 retail properties and five non-retail properties totaling approximately 16.7 million square feet of gross leasable area, or GLA, 12 development or redevelopment properties with approximately 2.5 million square feet of GLA upon completion, and seven land parcels. As of September 30, 2012, our core portfolio was 91.9% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 19 retail properties and two office buildings totaling approximately 2.8 million square feet of GLA.
In January 2011, we closed on the acquisition of C&C (US) No. 1, Inc., which we refer to as CapCo, through a joint venture with Liberty International Holdings Limited, or LIH. At the time of acquisition, CapCo owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA. The results of CapCo have been included in our financial statements as of the date of acquisition. In December 2011, we sold 36 shopping centers, comprising 3.9 million square feet of GLA, predominantly located in the Atlanta, Tampa and Orlando markets, with additional properties located in the states of North Carolina, South Carolina, Alabama, Tennessee and Maryland. The results of operations of these properties are reflected in discontinued operations for the three and nine months ended September 30, 2011.

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
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for a full year.

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

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Derivative Instruments and Hedging Activities
At times, we may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes. The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $3.1 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings in 2012, and we do not anticipate it will have a significant effect in the future. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the condensed consolidated statements of operations as a component of net income or as a component of comprehensive income and as a component of stockholders’ equity of Equity One, Inc. on the condensed consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. See Note 9 for further detail on derivative activity.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of September 30, 2012, Publix Super Markets, located in our South and North Florida regions, is our largest tenant and accounted for approximately 1.9 million square feet, or approximately 10.2% of our gross leasable area, and approximately $14.8 million, or 6.0%, of our annual minimum rent. As of September 30, 2012, we had outstanding receivables from Publix Super Markets of approximately $307,000. No other tenant accounted for over 5% of our annual minimum rent.

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard)". The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets, other than goodwill, for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and earlier adoption is permitted. We do not believe that the adoption of this ASU will have a material impact on our results of operations or financial condition.

3.    Acquisitions

The following table provides a summary of income producing property acquisition activity during the nine months ended September 30, 2012:

Date Purchased	Property Name	City	State	Square Feet/Acres		Purchase Price	Mortgage Assumed
						(in thousands)
September 28, 2012	Clocktower Plaza Shopping Center (1)	Queens	NY	78,820		$56,000	$—
August 28, 2012	Darinor Plaza (1) (2)	Norwalk	CT	152,025		36,000	18,765
June 8, 2012	Broadway Plaza - land parcel	Bronx	NY	1.83	(3)	7,500	—
March 1, 2012	Potrero Center	San Francisco	CA	226,699		110,750	—
March 1, 2012	Compo Acres Shopping Center	Westport	CT	43,107		30,300	—
March 1, 2012	Post Road Plaza	Darien	CT	20,005		12,700	—
Total						$253,250	$18,765
______________________________________________
(1) The purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.
(2) Property is subject to a ground lease which expires in 2076.
(3) In acres.

During the three and nine months ended September 30, 2012, we did not recognize any material measurement period adjustments related to prior year acquisitions or acquisitions made during the first half of 2012.

In conjunction with the acquisitions of Clocktower Plaza Shopping Center and Compo Acres Shopping Center, we entered into reverse Section 1031 like-kind exchange agreements with third party intermediaries, which are for a maximum of 180 days and allow us, for tax purposes, to defer gains on the sale of other properties identified and sold within this period. Until the earlier of termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediaries are the legal owner of each property; however, we control the activities that most significantly impact each property and retain all of the economic benefits and risks associated with each property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of these VIEs and consolidated the properties and their operations as of the respective acquisition dates noted above. Legal ownership for Compo Acres Shopping Center was transferred to us by the qualified intermediary during the first quarter of 2012.

We expensed transaction-related costs in connection with completed or pending property acquisitions of approximately $1.2 million and $2.6 million during the three and nine months ended September 30, 2012, respectively, and approximately $1.0 million and $6.5 million during the three and nine months ended September 30, 2011, respectively, which are included in general and administrative costs in the condensed consolidated statements of operations. The purchase price related to the 2012 acquisitions listed in the above table was funded by the use of our line of credit, cash on hand, and proceeds from our term loan, the equity offering in the third quarter and dispositions.

4.    Dispositions

The following table provides a summary of disposition activity during the nine months ended September 30, 2012:

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
(2) In acres.

As part of our strategy to upgrade and diversify our portfolio and recycle our existing capital, we are currently evaluating opportunities to sell 26 non-core properties. Furthermore, it is likely that additional assets will be evaluated for disposition in future periods as part of our capital recycling program. Although we have not committed to a disposition plan, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material.
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

The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2012 and 2011 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2011 and 2012 and the operations for the applicable period for those assets classified as held for sale as of September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Rental revenue	$115	$16,239	$1,980	$48,649
Expenses:
Property operating expenses	134	4,458	854	13,419
Rental property depreciation and amortization	2	3,838	160	12,332
General and administrative expenses	—	9	13	40
Operations of income producing property	(21)	7,934	953	22,858
Interest expense	—	(4,033)	(327)	(12,184)
Equity in income of unconsolidated joint ventures	—	161	—	704
Gain on disposal of income producing properties	—	4,025	14,269	4,012
Impairment loss on income producing properties sold or held for sale	—	(36,714)	(3,425)	(37,991)
Loss on extinguishment of debt	—	—	(716)	—
Income tax benefit	—	33,642	—	34,453
Other income (loss)	316	(4)	369	6
Income from discontinued operations	295	5,011	11,123	11,858
Net loss attributable to noncontrolling interests - discontinued operations	—	11	—	41
Income from discontinued operations attributable to Equity One, Inc.	$295	$5,022	$11,123	$11,899

Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by us typically meet the definition of a component of an entity and as such the revenue and expenses associated with sold properties are reclassified to discontinued operations for all periods presented. There were no impairment losses during the three months ended September 30, 2012 related to properties classified as held for sale. During the nine months ended September 30, 2012, we recognized impairment losses of $3.4 million related to two properties held for sale (one in the Southeast region and one in the South Florida region) based on the expected sales prices less costs to sell. See Note 18 for further discussion of our impairment assessment. During the three and nine months ended September 30, 2011, we recognized an impairment loss of $36.7 million and $38.0 million, respectively, relating to our investment in properties that were held for sale.

During the three and nine months ended September 30, 2011, we recognized a tax benefit of $33.6 million and $34.5 million, respectively, primarily attributable to the reversal of a deferred tax liability associated with properties classified as held for sale. The deferred tax liability was initially established upon our acquisition of DIM Vastgoed, N.V. (“DIM”), a Dutch company in which we acquired a controlling interest in the first quarter of 2009. Refer to Note 11 for further discussion of the DIM tax benefit.

5.    Investments in and Advances to Unconsolidated Joint Ventures

As of September 30, 2012, our investments in and advances to unconsolidated joint ventures in the condensed consolidated balance sheets were composed of the following:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	September 30, 2012	December 31, 2011
				(In thousands)
Investments in unconsolidated joint ventures:
GRI-EQY I, LLC (2)	10	GA, SC, FL	10.0%	$8,355	$7,705
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,504	3,215
Madison 2260 Realty LLC	1	NY	8.6%	634	1,066
Madison 1235 Realty LLC	1	NY	20.1%	1,000	1,000
Talega Village Center JV, LLC (3)	1	CA	50.5%	3,041	3,620
Vernola Marketplace JV, LLC (3)	1	CA	50.5%	7,180	7,433
Parnassus Heights Medical Center	1	CA	50.0%	20,459	13,695
Equity One JV Portfolio, LLC (4)	3	FL, MA	30.0%	16,773	11,393
Total				60,946	49,127
Advances to unconsolidated joint ventures				503	1,031
				$61,449	$50,158
______________________________________________
(1) With the exception of the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method, all unconsolidated joint ventures are accounted for under the equity method.
(2) The investment balance as of September 30, 2012 and December 31, 2011 is presented net of deferred gains of $3.3 million for both periods associated with the disposition of assets by us to the joint venture.
(3) Our effective interest is 48% when considering the 5% noncontrolling interest held by Vestar Development Company.
(4) The investment balance as of September 30, 2012 and December 31, 2011 is presented net of a deferred gain of approximately $404,000 for both periods associated with the disposition of assets by us to the joint venture in 2011.

Equity in income of unconsolidated joint ventures totaled $469,000 and $129,000 for the three and nine months ended September 30, 2012, respectively, and totaled $4.4 million and $4.7 million, respectively, for the same periods in 2011. Management fees and leasing fees paid to us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of operations, totaled approximately $497,000 and $1.8 million for the three and nine months ended September 30, 2012, respectively, and $442,000 and $1.5 million for the three and nine months ended September 30, 2011, respectively.

At September 30, 2012 and December 31, 2011, the aggregate carrying amount of our unconsolidated joint venture debt was $223.9 million and $249.9 million, respectively, of which our aggregate proportionate share was $45.1 million and $54.5 million, respectively. During 2012, we made investments of $7.5 million in two of our unconsolidated joint ventures in connection with repayments of indebtedness by those joint ventures totaling $21.1 million.

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

On January 26, 2012, our NYCRF joint venture made an $18.5 million mortgage loan (the “JV Loan”) secured by a newly developed shopping center. The JV Loan bears interest at 6.25%, has a maturity of nine years and is pari passu with a $71.4 million mortgage loan (the “Third Party Loan”) provided by a third party lender. In addition to the JV Loan, we provided a mezzanine loan (the

“Mezzanine Loan”) indirectly secured by the shopping center in the amount of $19.3 million. The Mezzanine Loan bears interest at 10.0% and has a maturity of nine years. During certain periods prior to January 26, 2014, the joint venture has an option to purchase the shopping center and during certain different periods the borrower has a put option to sell the shopping center to the joint venture, in each case for a formula based purchase price currently projected to be approximately $143.0 million, which is comprised of a predetermined fixed amount of $128.4 million and a variable amount to be derived from the minimum rent associated with a portion of the shopping center under development. In the event it acquires the shopping center, the joint venture is required to immediately repay the Mezzanine Loan. If certain events of default occur under the Third Party Loan, the JV Loan will become subordinate to such Third Party Loan. In that case, we will be obligated to purchase the JV Loan at par plus accrued interest. In addition, if the put and call options expire unexercised, the JV Loan will become subordinate to the Third Party Loan and we will be required to purchase the JV Loan at par plus accrued interest. In October 2012, our NYCRF joint venture submitted a purchase option notice to acquire the shopping center and we expect the Mezzanine Loan of $19.3 million to be repaid in December 2012 in connection with the joint venture's purchase of the property. We have determined that the entities holding direct and indirect interests in the shopping center are VIEs. However, in relation to the VIE in which we hold a variable interest, we are not the primary beneficiary as we do not have the power to direct the activities that most significantly impact the VIE’s economic performance.

6.    Variable Interest Entities

Included within our consolidated operating properties at September 30, 2012 are two consolidated joint venture properties, Danbury Green and Southbury Green, and one property owned by a qualified intermediary, Clocktower Plaza Shopping Center, that are held through VIEs and for which we are the primary beneficiary. These entities have been established to own and operate real estate property. Our involvement with these entities is through our majority ownership of the properties. These entities were deemed VIEs primarily because they may not have sufficient equity at risk for them to finance their activities without additional subordinated financial support from other parties. Specifically, with respect to the VIEs holding the Danbury Green and Southbury Green properties, we determined that the interests held by the other equity investors were not equity investments at risk pursuant to the Consolidation Topic of the FASB ASC and also gave consideration to the maturity of certain debt obligations of the entities. Additionally, as it relates to the VIE holding Clocktower Plaza Shopping Center, we also determined that the equity investors, whose investment was not sufficient for the entity to finance its activities, do not have the characteristics of a controlling financial interest. We determined that we are the primary beneficiary of these VIEs as a result of our having the power to direct the activities that most significantly impact their economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIEs.

At September 30, 2012 and December 31, 2011, the total assets of the VIE which owns Danbury Green and Southbury Green were approximately $111.2 million and $109.2 million, respectively. These assets can only be used to settle obligations of the VIE. At September 30, 2012 and December 31, 2011, the liabilities of the VIE which owns Danbury Green and Southbury Green of $63.0 million and $61.9 million, respectively, include third party liabilities for which the creditors or beneficial interest holders do not have recourse against us other than for customary environmental indemnifications and non-recourse carve-outs. The classification of these assets is primarily within real estate and the classification of liabilities is primarily within mortgages payable and redeemable and nonredeemable noncontrolling interests in the condensed consolidated balance sheets (as discussed further in Note 12).

Included within our consolidated operating properties at December 31, 2011, in addition to Danbury Green and Southbury Green, was one consolidated property, 90-30 Metropolitan Avenue, which was held at the time by a qualified intermediary. Legal ownership of 90-30 Metropolitan Avenue was transferred to us by the qualified intermediary during the first quarter of 2012, and as such, it is no longer considered a VIE.

At September 30, 2012 and December 31, 2011, total assets of these VIEs were approximately $167.5 million and $138.2 million, respectively, and total liabilities were approximately $63.5 million and $62.4 million, respectively, including non-recourse mortgage debt of $45.7 million at both September 30, 2012 and December 31, 2011.

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

7.    Mezzanine Loans Receivable

On July 5, 2011, we invested in a $45.0 million junior mezzanine loan indirectly secured by a portfolio of seven California shopping centers which had an aggregate appraised value of approximately $272.0 million at the time we acquired the mezzanine loan. This mezzanine loan is subordinated in right of payment to a $120.0 million mortgage loan and a $60.0 million senior mezzanine loan, matures on July 9, 2013 subject to the borrower’s ability to extend the maturity date for three additional one-year periods, and bears interest at 8.46% per annum plus one month LIBOR (subject to a 0.75% per annum LIBOR floor). At September 30, 2012, the mezzanine loan bore interest of 9.21%. We capitalized $108,000 in net fees paid relating to the acquisition of this loan and are amortizing these amounts against interest income over the initial two-year term. As of September 30, 2012, the loan was performing, and the carrying amount of the loan was $45.2 million. This carrying amount also reflects our maximum exposure to loss related to this investment. At inception, and as of September 30, 2012, we had and continue to have the ability and intention to hold this mezzanine loan to maturity.

On January 26, 2012, we invested in a $19.3 million mezzanine loan indirectly secured by a newly developed shopping center. This mezzanine financing bears interest at 10.0% and has a maturity of nine years (see Note 5 for further details). As of September 30, 2012, the loan was performing, and the carrying amount of the loan was $19.5 million. As discussed in Note 5 above, if certain events of default occur under the Third Party Loan, the JV Loan of $18.5 million will become subordinate to it. In that case, we will be obligated to purchase the JV Loan at par plus accrued interest. In addition, if the put and call options expire unexercised, the JV Loan will become subordinate to the Third Party Loan and we will be required to purchase the JV Loan at par plus accrued interest. As a result of these conditions, in the event of default, our maximum exposure to loss related to this investment includes the carrying amount of the $19.5 million mezzanine loan, the $18.5 million JV Loan we would be obligated to purchase, as well as our 30% share of any potential losses or liability incurred by the joint venture as a result of any default. At inception and as of September 30, 2012, we had and continue to have the ability to hold this mezzanine loan to maturity. While we do not intend to sell the mezzanine loan, the joint venture may acquire the shopping center and repay our mezzanine loan prior to maturity; however, we believe that we will recover our cost basis and as such we continue to classify this investment as held to maturity. In October 2012, our NYCRF joint venture submitted a purchase option notice to acquire the shopping center and we expect the Mezzanine Loan of $19.3 million to be repaid in December 2012 in connection with the joint venture's purchase of the property.

8.    Other Assets

The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	September 30, 2012	December 31, 2011
	(In thousands)
Lease intangible assets, net	$130,623	$92,559
Leasing commissions, net	32,537	28,643
Prepaid expenses and other receivables	25,641	2,178
Straight-line rent receivable, net	20,340	17,266
Deposits and mortgage escrow	14,248	34,567
Deferred financing costs, net	9,487	8,663
Deferred tax asset	2,985	3,229
Furniture and fixtures, net	2,389	2,234
Total other assets	$238,250	$189,339

In connection with our development of The Gallery at Westbury Plaza in Nassau County, New York, we remediated various environmental matters that existed when we acquired the property in November 2009. The site was eligible for participation in New York State's Brownfield Cleanup Program, which provides for refundable New York State franchise tax credits for costs incurred to remediate and develop a qualified site. We applied for participation in the program and subsequently received a certificate of completion from the New York State Department of Environmental Conservation in August 2012. The certificate of completion confirmed our adherence to the cleanup requirements and ability to seek reimbursement for a portion of qualified costs incurred as part of the environmental remediation and development of the property. Accordingly, we have recognized a $20.0 million receivable for the reimbursable costs that will be paid to us subject to statutory deferrals over the next four years, which is included in prepaid expenses and other receivables on our condensed consolidated balance sheet at September 30, 2012 with a corresponding reduction to the cost of the project included in construction in progress.

9.    Borrowings

Mortgage Notes Payable

There were no mortgage loan prepayments during the three months ended September 30, 2012. During the nine months ended

September 30, 2012, we prepaid $37.7 million in mortgage loans with a weighted-average interest rate of 6.80%. At September 30, 2012, the weighted-average interest rate of our fixed rate mortgage notes payable was 6.09%.

Unsecured Senior Notes

On January 23, 2012, we repaid the $10.0 million principal amount of 7.84% unsecured senior notes. At September 30, 2012, the weighted-average interest rate of our unsecured senior notes was 6.03%. See Note 22 for further discussion of recent activity regarding our unsecured senior notes.

Unsecured Revolving Credit Facilities

Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. As of September 30, 2012, we had drawn approximately $62.0 million against the facility, which bore interest at 1.77% per annum. As of December 31, 2011, we had drawn approximately $138.0 million against the facility, which bore interest at 1.85% per annum. The facility also includes a facility fee applicable to the lending commitments thereunder, which fee was 0.3% per annum as of September 30, 2012. The facility expires on September 30, 2015, with a one year extension at our option.

We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of September 30, 2012 and December 31, 2011. The facility bears interest at LIBOR plus 1.55% and expires August 7, 2013.

As of September 30, 2012 the maximum availability under these credit facilities was approximately $386.7 million, net of outstanding letters of credit and subject to the covenants in the loan agreements.

Term Loan and Interest Rate Swaps

On February 13, 2012, we entered into an unsecured term loan in the principal amount of $200.0 million with a maturity date of February 13, 2019. On July 12, 2012, we increased the principal amount of the term loan to $250.0 million through the exercise of an accordion feature. Borrowings under the term loan bear interest, at our option, at the base rate or one month, two month, three month or six month LIBOR, in each case plus a margin of 1.500% to 2.350% depending on the credit ratings of our unsecured senior long term debt, which margin was 1.900% at September 30, 2012. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants, events of default and remedies which are generally the same as those provided in our $575.0 million unsecured revolving credit facility. We entered into interest rate swaps to convert the LIBOR rate applicable to the term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 3.46% per annum for the initial $200.0 million loan and 3.00% for the additional $50.0 million loan, in each case, based on the current credit ratings of our unsecured senior notes. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019. The fair value of our interest rate swaps at September 30, 2012 was a liability of $7.7 million and is included in accounts payable and accrued expenses on our condensed consolidated balance sheet at such date.

10.    Other Liabilities

The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	September 30, 2012	December 31, 2011
	(In thousands)
Lease intangible liabilities, net	$187,135	$156,495
Prepaid rent	6,506	6,882
Other	381	811
Total other liabilities	$194,022	$164,188

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
We recorded an income tax (expense) benefit from continuing operations during the three months ended September 30, 2012 and 2011 of approximately $(478,000) and $3.2 million, respectively, and for the nine months ended September 30, 2012 and 2011 of approximately $(417,000) and $3.5 million, respectively. The tax expenses are primarily attributable to the reversal of the deferred tax assets associated with state net operating loss carry forwards that are not expected to be utilized in the future by DIM, and by taxable income generated by IRT Capital Corporation II (“IRT”). The 2011 tax benefits are primarily attributable to the net operating losses generated by DIM and IRT. We recorded an income tax benefit from discontinued operations of approximately $33.6 million and $34.5 million during the three and nine months ended September 30, 2011. There was no income tax benefit or expense from discontinued operations recorded during the three and nine months ended September 30, 2012. The tax benefits recorded related to discontinued operations for the three and nine months ended September 30, 2011 were primarily attributable to the reversal of a deferred tax liability associated with properties held for sale by DIM and IRT and, to a lesser extent, by net operating losses. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. As of September 30, 2012, DIM had federal and state net operating loss carry forwards of approximately $6.5 million and $5.7 million, respectively. These carry forwards begin to expire in 2027.
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

The following is a summary of the noncontrolling interests of our consolidated entities in the condensed consolidated balance sheets:

	September 30, 2012	December 31, 2011
	(In thousands)
Danbury 6 Associates LLC (1)	$7,720	$7,720
Southbury 84 Associates LLC (2)	11,242	11,242
Vestar/EQY Canyon Trails LLC (3)	2,670	2,853
Walden Woods Village, Ltd. (4)	989	989
Total redeemable noncontrolling interests	$22,621	$22,804

CapCo	$206,145	$206,145
DIM	1,203	1,132
Vestar/EQY Talega LLC (5)	160	181
Vestar/EQY Vernola LLC (6)	425	428
Total noncontrolling interests included in stockholders' equity	$207,933	$207,886
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
(5) Holds our interest in Talega Village Center JV, LLC.
(6) Holds our interest in Vernola Marketplace JV, LLC.

In October 2011, we acquired a 60% controlling interest in two VIEs, Danbury 6 Associates LLC and Southbury 84 Associates LLC. We determined that we are the primary beneficiary of these entities and, accordingly, we consolidated their results as of the acquisition date. Upon consolidation, we recorded $19.0 million of noncontrolling interest which represented the estimated fair value of the preferred equity interests which are entitled to a cumulative 5% annual preferred return, held by the noncontrolling interest holders. The operating agreements contain certain provisions that may require us to redeem the noncontrolling interest at the balance of their contributed capital as adjusted for unpaid preferred returns due to them pursuant to the operating agreements. The provisions are exercisable at the earlier of the partner’s death or at any time after the fifth anniversary of the acquisition closing until the tenth anniversary of the acquisition closing. Due to the redemption feature, we have recorded the $19.0 million of noncontrolling interest associated with this venture in the mezzanine section of our condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, which approximates redemption value. The carrying amount of the redeemable noncontrolling interest is increased by periodic accretions of a preferred return of 5%, and will be decreased by payments made to the noncontrolling partner which shall be recognized as income attributable to the noncontrolling interest holders for the period, such that the carrying amount of the noncontrolling interest will equal the mandatory redemption amount. Both the income attributable to the noncontrolling interest holders and amounts paid to them during the three and nine months ended September 30, 2012 were $236,000 and $708,000, respectively.

13.    Stockholders’ Equity and Earnings (Loss) Per Share

In August 2012, we completed an underwritten public offering and concurrent private placement totaling 3.6 million shares of our common stock at a price to the public and in the private placement of $21.20 per share. In the concurrent private placement, 500,000 shares were purchased by MGN (USA), Inc., an affiliate of our largest stockholder, Gazit-Globe, Ltd. ("Gazit"), which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. In September 2012, the underwriters exercised their option to purchase an additional 465,000 shares of our common stock at a price to the public of $21.20 per share. The offerings generated proceeds to us of approximately $85.6 million. The stock issuance costs and underwriting discounts were approximately $813,000. We used the net proceeds to reduce the outstanding balance under our unsecured revolving credit facility.

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

Also in connection with the closing of the CapCo transaction in 2011, we executed a Registration and Liquidity Rights Agreement between us and LIH pursuant to which we agreed to register the approximately 4.1 million shares of our common stock received by LIH in the transaction and the approximately 11.4 million shares of our common stock issuable if we exercise our right to pay for the redemption of LIH’s joint venture units with shares of our common stock. On March 9, 2012, LIH sold the approximately 4.1 million shares of our common stock issued in exchange for the CapCo note and upon conversion of the Class A common stock pursuant to a registered public offering. Pursuant to the Registration and Liquidity Rights Agreement, we paid all of the expenses of the offering other than underwriting discounts and legal expenses of counsel to LIH, which amounted to $169,000 for the nine months ended September 30, 2012, and are included in general and administrative expenses in the accompanying condensed consolidated statement of operation.

Earnings (Loss) per Share

The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income (loss) available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$10,506	$(7,220)		$26,394	$32,430
Net income attributable to noncontrolling interests	(2,736)	(2,459)		(8,202)	(7,006)
Income (loss) from continuing operations attributable to Equity One, Inc.	7,770	(9,679)		18,192	25,424
Allocation of continuing income to restricted share awards and to Class A common stockholder	(272)	(288)		(820)	(885)
Income (loss) from continuing operations attributable to common stockholders	7,498	(9,967)		17,372	24,539
Income from discontinued operations	295	5,011		11,123	11,858
Net loss attributable to noncontrolling interests	—	11		—	41
Income from discontinued operations attributable to Equity One, Inc.	295	5,022		11,123	11,899
Allocation of discontinued income to restricted share awards and to Class A common stockholder	(3)	(58)		(122)	(145)
Income from discontinued operations attributable to common stockholders	292	4,964		11,001	11,754
Net income (loss) available to common stockholders	$7,790	$(5,003)		$28,373	$36,293

Weighted average shares outstanding — Basic	114,699	112,541		113,359	109,267

Basic earnings (loss) per share attributable to the common stockholders:
Continuing operations	$0.07	$(0.09)		$0.15	$0.22
Discontinued operations	—	0.04		0.10	0.11
Earnings (loss) per common share — Basic	$0.07	$(0.04)	*	$0.25	$0.33

* Note: EPS does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income (loss) available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$10,506	$(7,220)		$26,394	$32,430
Net income attributable to noncontrolling interests	(2,736)	(2,459)		(8,202)	(7,006)
Income (loss) from continuing operations attributable to Equity One, Inc.	7,770	(9,679)		18,192	25,424
Allocation of continuing income to restricted share awards and to Class A common stockholder	(272)	(288)		(820)	(885)
Income (loss) from continuing operations attributable to common stockholders	7,498	(9,967)		17,372	24,539
Income from discontinued operations	295	5,011		11,123	11,858
Net loss attributable to noncontrolling interests	—	11		—	41
Income from discontinued operations attributable to Equity One, Inc.	295	5,022		11,123	11,899
Allocation of discontinued income to restricted share awards and to Class A common stockholder	(3)	(53)		(110)	(131)
Income from discontinued operations attributable to common stockholders	292	4,969		11,013	11,768
Net income (loss) available to common stockholders	$7,790	$(4,998)		$28,385	$36,307

Weighted average shares outstanding — Basic	114,699	112,541		113,359	109,267
Stock options using the treasury method	299	—		237	157
Executive Incentive Plan shares using the treasury method	—	—		85	—
Weighted average shares outstanding — Diluted	114,998	112,541		113,681	109,424

Diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	$0.07	$(0.09)		$0.15	$0.22
Discontinued operations	—	0.04		0.10	0.11
Earnings (loss) per common share — Diluted	$0.07	$(0.04)	*	$0.25	$0.33

* Note: EPS does not foot due to the rounding of the individual calculations.

The computation of diluted EPS for the three and nine months ended September 30, 2012 did not include 1.9 million shares of common stock, issuable upon the exercise of outstanding options, at prices ranging from $21.64 to $26.66 for both periods, because the option prices were greater than the average market prices of our common shares during these respective periods. The computation of diluted EPS for both the three and nine months ended September 30, 2011 did not include 1.9 million shares of common stock, issuable upon the exercise of outstanding options, at prices ranging from $18.88 to $26.66, because the option prices were greater than the average market prices of our common shares during these respective periods.

The computation of diluted EPS for both the three and nine months ended September 30, 2012 and 2011 did not include the 11.4 million joint venture units held by LIH which are convertible into our common stock. The LIH shares are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. These convertible units are not included in the diluted weighted average share count because their inclusion is anti-dilutive.

14.    Share-Based Payment Plans

The following table presents stock option activity during the nine months ended September 30, 2012:

	Shares Under Option	Weighted- Average Exercise Price
	(In thousands)
Outstanding at January 1, 2012	3,565	$20.62
Granted	—	$—
Exercised	(35)	$11.59
Forfeited or expired	(2)	$18.88
Outstanding at September 30, 2012	3,528	$20.72

Exercisable at September 30, 2012	2,948	$21.25

The following table presents information regarding restricted stock activity during the nine months ended September 30, 2012:

	Unvested Shares		Weighted-Average Price
	(In thousands)
Unvested at January 1, 2012	1,178		$17.23
Granted	70		$18.82
Vested	(123)		$18.25
Forfeited	(3)		$19.33
Unvested at September 30, 2012	1,122	*	$17.21
______________________________________________
* Does not include 800,000 shares of restricted stock awarded to certain executives which are subject to performance vesting conditions and are not entitled to vote or receive dividends during the performance period.

During the nine months ended September 30, 2012, we granted 70,434 shares of restricted stock that are subject to forfeiture and vest over periods from 0 to 3 years. The total vesting-date value of the 123,509 shares of restricted stock that vested during the nine months ended September 30, 2012 was $2.3 million.

Share-based compensation expense charged against earnings is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Restricted stock expense	$1,403	$1,443	$4,602	$4,149
Stock option expense	243	367	794	1,078
Employee stock purchase plan discount	3	3	10	11
Total equity-based expense	1,649	1,813	5,406	5,238
Restricted stock classified as a liability	17	20	34	40
Total expense	1,666	1,833	5,440	5,278
Less amount capitalized	(72)	(67)	(226)	(190)
Net share-based compensation expense	$1,594	$1,766	$5,214	$5,088

As of September 30, 2012, we had $12.7 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our Amended and Restated Equity One 2000 Executive Incentive Compensation Plan (the "2000 Plan"). This expense is expected to be recognized over a weighted-average period of 2.2 years.

15.    Segment Reporting

We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast - including Georgia, Louisiana, Alabama, Mississippi, North Carolina, South Carolina and Tennessee; (4) Northeast – including Connecticut, Maryland, Massachusetts, New York and Virginia; (5) West Coast – including California and Arizona; and (6) Other/Non-retail – which is comprised of our non-retail assets. Our segments as reported in this Quarterly Report on Form 10-Q for the period ended September 30, 2012 are not consistent with our segments as reported in our Annual Report on Form 10-K for the year ended December 31, 2011. We have divided our previously combined North Florida and Southeast region into two separate regions in this Quarterly Report on Form 10-Q for the period ended September 30, 2012, as a result of a change in management responsibilities for the North Florida region during the first quarter of 2012 and corresponding changes in our internal reporting. These changes have been reflected in our segment disclosures for all periods presented herein.

We assess a segment’s performance based on net operating income (“NOI”). NOI excludes interest and other income, acquisition costs, general and administrative expenses, interest expense, depreciation and amortization expense, gains (losses) from extinguishments of debt, income (loss) of unconsolidated joint ventures, gains on sales of real estate, impairments, and noncontrolling interests. NOI is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back amortization of deferred financing fees, rental property depreciation and amortization, interest expense, impairment losses, general and administrative expense, and to exclude revenue earned from management and leasing services, straight line rent adjustments, accretion of below market lease intangibles (net), gain on sale of real estate, equity in income (loss) of unconsolidated joint ventures, gain on bargain purchase and acquisition of controlling interest in subsidiary, gain (loss) on extinguishment of debt, investment income, and other income. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to net income attributable to Equity One, Inc. as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of our properties.

The following table sets forth the financial information relating to our continuing operations presented by segments and includes a reconciliation of NOI to income from continuing operations before tax and discontinued operations, the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
South Florida	$22,967	$21,057	$68,954	$65,284
North Florida	11,117	11,874	34,016	35,761
Southeast	14,088	13,942	42,144	41,542
Northeast	12,738	8,593	35,866	25,308
West Coast	17,617	11,899	50,446	35,275
Non-retail	776	668	2,052	2,127
Total segment revenue	79,303	68,033	233,478	205,297
Add:
Straight line rent adjustment	1,131	521	3,075	2,008
Accretion of below market lease intangibles, net	3,020	1,807	9,526	5,745
Management and leasing services	499	483	1,803	1,590
Total revenue	$83,953	$70,844	$247,882	$214,640

Net operating income (NOI):
South Florida	$15,176	$13,572	$46,118	$42,300
North Florida	7,739	7,906	23,854	24,231
Southeast	10,059	9,569	29,880	28,944
Northeast	9,003	6,344	24,859	18,060
West Coast	11,505	7,572	33,164	23,158
Non-retail	281	254	955	932
Total	53,763	45,217	158,830	137,625
Add:
Straight line rent adjustment	1,131	521	3,075	2,008
Accretion of below market lease intangibles, net	3,020	1,807	9,526	5,745
Management and leasing services	499	483	1,803	1,590
Elimination of intersegment expenses	2,655	1,880	7,755	5,748
Investment income	1,586	1,515	4,615	3,175
Equity in income of unconsolidated joint ventures	469	4,426	129	4,694
Other (loss) income	(10)	101	124	257
Gain on bargain purchase	—	—	—	30,561
Gain on sale of real estate	—	959	—	5,565
Gain on extinguishment of debt	—	—	343	255
Less:
Rental property depreciation and amortization	20,738	18,147	65,442	57,620
General and administrative	10,227	13,090	32,414	38,406
Interest expense	18,092	17,017	53,304	51,957
Amortization of deferred financing fees	627	558	1,836	1,655
Impairment loss	2,445	18,490	6,393	18,635
Income (loss) from continuing operations before tax and discontinued operations	$10,984	$(10,393)	$26,811	$28,950

	September 30, 2012	December 31, 2011
	(In thousands)
Assets:
South Florida	$716,673	$717,434
North Florida	368,705	369,540
Southeast	489,149	494,394
Northeast	846,689	645,439
West Coast	829,201	714,227
Non-retail	27,364	34,023
Corporate assets	119,187	189,016
Assets held for sale or sold	9,866	58,498
Total assets	$3,406,834	$3,222,571

16.    Commitments and Contingencies

As of September 30, 2012, we had pledged letters of credit having an aggregate face amount of $3.7 million as additional security for financial and other obligations.

As of September 30, 2012, we have invested an aggregate of approximately $148.9 million in development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $114.4 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.

We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of September 30, 2012 will have a material adverse effect on our financial condition, results of operations or cash flows. During the nine months ended September 30, 2012, we recorded $525,000, which is included in property operating expenses in the accompanying condensed consolidated statement of operations, related to litigation that was settled in the first quarter of 2012.

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

18.    Fair Value Measurements

Recurring Fair Value Measurements

As of September 30, 2012, we have interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. The fair value of our interest rate swaps at September 30, 2012 was a liability of $7.7 million and is included in accounts payable and accrued expenses in our condensed consolidated balance sheet as of such date. The net unrealized loss on our interest rate swaps was $2.6 million and $7.7 million for the three and nine months ended September 30, 2012, respectively, and is included in accumulated other comprehensive income. The fair value of the interest rate swaps is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and observable inputs. The interest rate swap is classified within Level 2 of the valuation hierarchy.

The following table presents our hierarchy for those liabilities measured and recorded at fair value on a recurring basis as of September 30, 2012:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Interest rate swaps	$7,672	$—	$7,672	$—

We held no assets or liabilities that were required to be measured on a recurring basis at fair value as of December 31, 2011.

Valuation Methods

Interest rate swap - The valuation of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2012, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments are not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety are classified in Level 2 of the fair value hierarchy. The unrealized loss included in other comprehensive income (“OCI”) of $2.6 million and $7.7 million for the three and nine months ended September 30, 2012, respectively, are attributable to the net change in unrealized gains or losses related to the interest rate swaps that remain outstanding at September 30, 2012, none of which were reported in the condensed consolidated statements of operations because they are documented and qualify as hedging instruments.

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

Non-Recurring Fair Value Measurements

We perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, result from values established by Level 3 valuations. We estimate the fair value of the reporting unit using discounted projected future cash flows, which approximate a current sales price. If the results of this analysis indicate that the carrying value of the reporting unit exceeds its fair value, impairment is recorded to reduce the carrying value to fair value. We did not recognize any goodwill impairment losses during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, we recorded $1.5 million and $1.7 million, respectively, in goodwill impairment losses.

On a non-recurring basis, we evaluate the carrying value of investment property and investments in and advances to unconsolidated joint ventures, when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments, if any, result from values established by Level 3 valuations. The carrying value is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset as determined by purchase price offers or by discounted cash flows using the income or market approach. These cash flows are comprised of unobservable inputs which include contractual rental revenue and forecasted rental revenue and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based upon observable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, we determined that the valuation of these investment properties and investments is classified within Level 3 of the fair value hierarchy.

During the three and nine months ended September 30, 2012 and 2011, we did not record any impairments related to land parcels held for development and investments in and advances to unconsolidated joint ventures.

During the nine months ended September 30, 2012, we recognized impairment losses of $3.4 million related to two properties held for sale (one in the South Florida region and one in the Southeast region), which are included in discontinued operations in the accompanying condensed consolidated statements of operation. The estimated fair value related to the impairment assessment for the property in the South Florida region was based upon the expected sales prices as determined by an executed contract after adjusting for costs to sell and, therefore, is classified within Level 2 of the fair value hierarchy. The estimated fair value related to the impairment assessment for the property in the Southeast region was primarily based on a broker opinion and, therefore, is classified within Level 3 of the fair value hierarchy. During the three and nine months ended September 30, 2011, we recognized impairment losses of $35.5 million and $36.8 million, respectively, related to properties held for sale based on executed sales contracts.

During the three and nine months ended September 30, 2012, we recognized impairment losses of $2.4 million and $6.4 million, respectively, related to operating properties located in secondary markets for which our anticipated holding periods were reconsidered and for which leasing of significant vacant spaces has been difficult. The impairment and results of operations for these properties are included in the Southeast region. Our analysis included an assessment of each property based on the increased likelihood that holding periods may be shorter than previously estimated due to management's updated disposition plans. The expected cash flows considered the estimated holding period of the assets and the exit price in the event of a disposition. During the three and nine months ended September 30, 2011, we recognized $18.2 million of investment property impairments related to operating properties and land parcels held for development and $11.8 million of impairment losses on certain development projects for which management's development intentions changed.

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

Mezzanine Loans Receivable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at September 30, 2012 and December 31, 2011 was $63.8 million and $45.0 million, respectively. The fair value is estimated by using a discounted cash flow analysis based on the current interest rates at which similar loans would be made. The carrying amount of these mezzanine loans receivable, including accrued interest, was approximately $64.7 million and $45.3 million at September 30, 2012 and December 31, 2011, respectively.

Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at September 30, 2012 and December 31, 2011 was $494.2 million and $545.6 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount of these notes, including notes associated with properties held for sale, was approximately $454.9 million and $509.6 million at September 30, 2012 and December 31, 2011, respectively.

Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at September 30, 2012 and December 31, 2011 was $748.6 million and $725.9 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount of these notes was approximately $679.3 million and $688.8 million at September 30, 2012 and December 31, 2011, respectively.

Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated at September 30, 2012 was $248.1 million, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was approximately $250.0 million at September 30, 2012.

The fair market value calculation of our debt as of September 30, 2012 includes assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculation uses a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages and senior notes are consistent with current market trends.

Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – The fair value of our interest rate swaps at September 30, 2012 was a liability of $7.7 million. See Note 18 above for a discussion of the method used to value the interest rate swaps.

Redeemable Noncontrolling Interests (classified within Level 3 of the valuation hierarchy) – The carrying amount of the redeemable noncontrolling interests of $22.6 million and $22.8 million at September 30, 2012 and December 31, 2011, respectively, approximates their fair value. The valuation method used to estimate fair value of redeemable noncontrolling interests is based on discounted cash flow analyses.

Investments In and Advances to Unconsolidated Joint Ventures (classified within Level 3 of the valuation hierarchy) – The carrying amount of the investments in and advances to unconsolidated joint ventures of $61.4 million and $50.2 million at September 30, 2012 and December 31, 2011, respectively, approximates its fair value as determined by discounted cash flow analyses.

20.    Condensed Consolidating Financial Information

Many of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to the guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of September 30, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$265,457	$1,304,479	$1,418,444	$(136)	$2,988,244
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	289,660	78,768	853,248	(803,086)	418,590
Total Assets	$1,783,427	$1,383,247	$2,271,692	$(2,031,532)	$3,406,834
LIABILITIES
Mortgage notes payable	$27,218	$38,247	$381,007	$—	$446,472
Unsecured senior notes payable	681,136	—	—	—	681,136
Other notes payable	600,000	93,600	70,840	(764,440)	—
Term loan	250,000	—	—	—	250,000
Unsecured revolving credit facilities	62,000	—	—	—	62,000
Unamortized/unaccreted (discount) premium on notes payable	(1,994)	264	8,312	—	6,582
Other liabilities	22,830	103,378	169,104	(19,708)	275,604
Total Liabilities	1,641,190	235,489	629,263	(784,148)	1,721,794
Redeemable noncontrolling interests	—	—	—	22,621	22,621
EQUITY	142,237	1,147,758	1,642,429	(1,270,005)	1,662,419
TOTAL LIABILITIES AND EQUITY	$1,783,427	$1,383,247	$2,271,692	$(2,031,532)	$3,406,834

Condensed Consolidating Balance Sheet As of December 31, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$269,251	$1,296,731	$1,242,139	$(46)	$2,808,075
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	345,064	52,771	855,502	(838,841)	414,496
Total Assets	$1,842,625	$1,349,502	$2,097,641	$(2,067,197)	$3,222,571
LIABILITIES
Mortgage notes payable	$28,535	$39,327	$402,825	$—	$470,687
Unsecured senior notes payable	691,136	—	—	—	691,136
Other notes payable	600,000	93,600	67,000	(760,600)	—
Unsecured revolving credit facilities	138,000	—	—	—	138,000
Unamortized/unaccreted (discount) premium on notes payable	(2,433)	296	10,318	—	8,181
Other liabilities	20,462	102,341	145,883	(30,820)	237,866
Liabilities associated with assets held for sale	5	1,103	27,587	—	28,695
Total Liabilities	1,475,705	236,667	653,613	(791,420)	1,574,565
Redeemable noncontrolling interests	—	—	—	22,804	22,804
EQUITY	366,920	1,112,835	1,444,028	(1,298,581)	1,625,202
TOTAL LIABILITIES AND EQUITY	$1,842,625	$1,349,502	$2,097,641	$(2,067,197)	$3,222,571

Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2012	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$7,131	$30,980	$25,572	$—	$63,683
Expense recoveries	1,885	8,643	8,305	—	18,833
Percentage rent	(5)	68	875	—	938
Management and leasing services	—	2	497	—	499
Total revenue	9,011	39,693	35,249	—	83,953
EQUITY IN SUBSIDIARIES' EARNINGS	27,195	—	—	(27,195)	—
COSTS AND EXPENSES:
Property operating	2,897	9,900	10,296	(208)	22,885
Rental property depreciation and amortization	1,876	8,587	10,249	26	20,738
General and administrative	7,397	1,708	1,151	(29)	10,227
Total costs and expenses	12,170	20,195	21,696	(211)	53,850
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	24,036	19,498	13,553	(26,984)	30,103
OTHER INCOME AND EXPENSE:
Investment income	8,586	3	11,026	(18,029)	1,586
Equity in income of unconsolidated joint ventures	—	—	469	—	469
Other income (loss)	211	—	(9)	(212)	(10)
Interest expense	(24,104)	(915)	(11,102)	18,029	(18,092)
Amortization of deferred financing fees	(598)	(3)	(26)	—	(627)
Impairment loss	—	(2,445)	—	—	(2,445)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	8,131	16,138	13,911	(27,196)	10,984
Income tax expense of taxable REIT subsidiaries	—	(120)	(358)	—	(478)
INCOME FROM CONTINUING OPERATIONS	8,131	16,018	13,553	(27,196)	10,506
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	10	(83)	364	4	295
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	10	(83)	364	4	295
NET INCOME	8,141	15,935	13,917	(27,192)	10,801
Other comprehensive (loss) income	(2,562)	—	76	—	(2,486)
COMPREHENSIVE INCOME	5,579	15,935	13,993	(27,192)	8,315
Comprehensive income attributable to noncontrolling interests	—	—	(2,736)	—	(2,736)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$5,579	$15,935	$11,257	$(27,192)	$5,579

Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2011	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$7,077	$28,869	$17,890	$—	$53,836
Expense recoveries	1,974	8,389	5,439	—	15,802
Percentage rent	11	105	607	—	723
Management and leasing services	10	24	449	—	483
Total revenue	9,072	37,387	24,385	—	70,844
EQUITY IN SUBSIDIARIES' EARNINGS	18,883	—	—	(18,883)	—
COSTS AND EXPENSES:
Property operating	2,888	10,099	7,428	521	20,936
Rental property depreciation and amortization	1,740	7,125	9,248	34	18,147
General and administrative	8,064	1,921	3,206	(101)	13,090
Total costs and expenses	12,692	19,145	19,882	454	52,173
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	15,263	18,242	4,503	(19,337)	18,671
OTHER INCOME AND EXPENSE:
Investment income	4,680	2	11,007	(14,174)	1,515
Equity in income of unconsolidated joint ventures	—	—	4,426	—	4,426
Other income	90	—	11	—	101
Interest expense	(22,408)	(2,301)	(5,367)	13,059	(17,017)
Amortization of deferred financing fees	(510)	(22)	(26)	—	(558)
Gain on sale of real estate	—	29	930	—	959
Impairment loss	—	(18,490)	—	—	(18,490)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	(2,885)	(2,540)	15,484	(20,452)	(10,393)
Income tax benefit of taxable REIT subsidiaries	—	2,523	650	—	3,173
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,885)	(17)	16,134	(20,452)	(7,220)
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	393	1,826	203	1,636	4,058
Gain on disposal of income producing properties	34	—	3,991	—	4,025
Impairment loss on income producing properties sold or held for sale	(2,074)	(162)	(86,151)	51,673	(36,714)
Income tax benefit of taxable REIT subsidiaries	—	—	33,642	—	33,642
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(1,647)	1,664	(48,315)	53,309	5,011
NET (LOSS) INCOME	(4,532)	1,647	(32,181)	32,857	(2,209)
Other comprehensive income	16	—	125	—	141
COMPREHENSIVE (LOSS) INCOME	(4,516)	1,647	(32,056)	32,857	(2,068)
Comprehensive income attributable to noncontrolling interests	—	—	(2,448)	—	(2,448)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(4,516)	$1,647	$(34,504)	$32,857	$(4,516)

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2012	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$21,119	$91,699	$74,183	$—	$187,001
Expense recoveries	5,815	25,820	23,760	—	55,395
Percentage rent	93	1,075	2,515	—	3,683
Management and leasing services	—	42	2,149	(388)	1,803
Total revenue	27,027	118,636	102,607	(388)	247,882
EQUITY IN SUBSIDIARIES' EARNINGS	96,469	—	—	(96,469)	—
COSTS AND EXPENSES:
Property operating	8,369	30,141	28,952	(569)	66,893
Rental property depreciation and amortization	5,382	27,657	32,335	68	65,442
General and administrative	23,517	5,700	3,407	(210)	32,414
Total costs and expenses	37,268	63,498	64,694	(711)	164,749
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	86,228	55,138	37,913	(96,146)	83,133
OTHER INCOME AND EXPENSE:
Investment income	15,106	13	32,969	(43,473)	4,615
Equity in income of unconsolidated joint ventures	—	—	129	—	129
Other income	756	—	5	(637)	124
Interest expense	(71,030)	(1,290)	(24,457)	43,473	(53,304)
Amortization of deferred financing fees	(1,736)	(23)	(77)	—	(1,836)
(Loss) gain on extinguishment of debt	—	(27)	370	—	343
Impairment loss		(6,393)			(6,393)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	29,324	47,418	46,852	(96,783)	26,811
Income tax expense of taxable REIT subsidiaries	—	(244)	(173)	—	(417)
INCOME FROM CONTINUING OPERATIONS	29,324	47,174	46,679	(96,783)	26,394
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	(2)	(178)	390	69	279
Gain on disposal of income producing properties	282	424	13,563	—	14,269
Impairment loss on income producing properties sold or held for sale	—	(3,425)	—	—	(3,425)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	280	(3,179)	13,953	69	11,123
NET INCOME	29,604	43,995	60,632	(96,714)	37,517
Other comprehensive (loss) income	(7,624)	—	289	—	(7,335)
COMPREHENSIVE INCOME	21,980	43,995	60,921	(96,714)	30,182
Comprehensive income attributable to noncontrolling interests	—	—	(8,202)	—	(8,202)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$21,980	$43,995	$52,719	$(96,714)	$21,980

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2011	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
REVENUE:
Minimum rent	$21,435	$87,696	$52,710	$—	$161,841
Expense recoveries	5,920	25,369	17,122	—	48,411
Percentage rent	107	960	1,731	—	2,798
Management and leasing services	10	72	1,508	—	1,590
Total revenue	27,472	114,097	73,071	—	214,640
EQUITY IN SUBSIDIARIES' EARNINGS	72,962	—	—	(72,962)	—
COSTS AND EXPENSES:
Property operating	8,433	30,687	21,260	1,544	61,924
Rental property depreciation and amortization	5,083	25,301	27,155	81	57,620
General and administrative	24,910	6,304	7,504	(312)	38,406
Total costs and expenses	38,426	62,292	55,919	1,313	157,950
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	62,008	51,805	17,152	(74,275)	56,690
OTHER INCOME AND EXPENSE:
Investment income	11,408	13	33,396	(41,642)	3,175
Equity in income of unconsolidated joint ventures	—	—	4,694	—	4,694
Other income	223	—	34	—	257
Interest expense	(66,623)	(4,531)	(19,103)	38,300	(51,957)
Amortization of deferred financing fees	(1,494)	(75)	(86)	—	(1,655)
Gain on bargain purchase	30,561	—	—	—	30,561
Gain on sale of real estate	3,605	346	1,614	—	5,565
Gain on extinguishment of debt	—	42	213	—	255
Impairment loss	—	(18,635)	—	—	(18,635)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	39,688	28,965	37,914	(77,617)	28,950
Income tax benefit of taxable REIT subsidiaries	—	2,491	989	—	3,480
INCOME FROM CONTINUING OPERATIONS	39,688	31,456	38,903	(77,617)	32,430
DISCONTINUED OPERATIONS:
Operations of income producing properties sold or held for sale	1,171	5,479	(152)	4,886	11,384
Gain (loss) on disposal of income producing properties	34	(13)	3,991	—	4,012
Impairment loss on income producing properties sold or held for sale	(3,351)	(162)	(86,151)	51,673	(37,991)
Income tax benefit of taxable REIT subsidiaries	—	—	34,453	—	34,453
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(2,146)	5,304	(47,859)	56,559	11,858
NET INCOME (LOSS)	37,542	36,760	(8,956)	(21,058)	44,288
Other comprehensive income	48	—	219	—	267
COMPREHENSIVE INCOME (LOSS)	37,590	36,760	(8,737)	(21,058)	44,555
Comprehensive income attributable to noncontrolling interests	—	—	(6,965)	—	(6,965)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$37,590	$36,760	$(15,702)	$(21,058)	$37,590

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(107,380)	$82,196	$141,695	$116,511
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(80,735)	(153,750)	(234,485)
Additions to income producing properties	(4,375)	(8,515)	(2,386)	(15,276)
Additions to construction in progress	(682)	(53,785)	(548)	(55,015)
Proceeds from sale of real estate and rental properties	1,417	6,514	25,235	33,166
Decrease (increase) in cash held in escrow	90,845	(1,811)	746	89,780
Investment in mezzanine loan	(19,258)	—	—	(19,258)
Increase in deferred leasing costs and lease intangibles	(1,541)	(2,391)	(1,504)	(5,436)
Investment in joint ventures	—	—	(14,102)	(14,102)
Repayments of advances to joint ventures	—	—	618	618
Distributions from joint ventures	—	—	567	567
Advances to subsidiaries, net	(104,686)	60,675	44,011	—
Net cash used in investing activities	(38,280)	(80,048)	(101,113)	(219,441)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(1,316)	(2,148)	(40,582)	(44,046)
Net repayments under revolving credit facilities	(76,000)	—	—	(76,000)
Repayment of senior debt	(10,000)	—	—	(10,000)
Proceeds from issuance of common stock	86,490	—	—	86,490
Borrowings under term loan	250,000	—	—	250,000
Payment of deferred financing costs	(2,697)	—	—	(2,697)
Stock issuance costs	(813)	—	—	(813)
Dividends paid to stockholders	(76,109)	—	—	(76,109)
Distributions to noncontrolling interests	(7,496)	—	—	(7,496)
Distributions to redeemable noncontrolling interests	(708)	—	—	(708)
Net cash provided by (used in) financing activities	161,351	(2,148)	(40,582)	118,621
Net increase in cash and cash equivalents	15,691	—	—	15,691
Cash and cash equivalents at beginning of the period	10,963	—	—	10,963
Cash and cash equivalents at end of the period	$26,654	$—	$—	$26,654

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(12,344)	$74,490	$31,475	$93,621
INVESTING ACTIVITIES:
Acquisition of income producing properties	(55,000)	—	(89,255)	(144,255)
Additions to income producing properties	(1,735)	(6,877)	(2,189)	(10,801)
Additions to construction in progress	(1,141)	(16,600)	(189)	(17,930)
Proceeds from sale of real estate and rental properties	3,206	11,705	59,501	74,412
Increase in cash held in escrow	(47,321)	—	—	(47,321)
Investment in mezzanine loan	(45,100)	—	—	(45,100)
Increase in deferred leasing costs and lease intangibles	(1,062)	(2,888)	(1,024)	(4,974)
Investment in joint ventures	—	—	(9,874)	(9,874)
Repayments of advances to joint ventures	—	—	34,887	34,887
Distributions from joint ventures	—	—	14,071	14,071
Investment in consolidated subsidiary	—	—	(242)	(242)
Advances to subsidiaries, net	(51,195)	(102)	51,297	—
Net cash (used in) provided by investing activities	(199,348)	(14,762)	56,983	(157,127)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(1,418)	(59,728)	(111,719)	(172,865)
Net borrowings under revolving credit facilities	177,500	—	—	177,500
Proceeds from issuance of common stock	116,519	—	—	116,519
Payment of deferred financing costs	(4,883)	—	(151)	(5,034)
Stock issuance costs	(1,150)	—	—	(1,150)
Dividends paid to stockholders	(73,790)	—	—	(73,790)
Distributions to noncontrolling interests	(8,817)	—	—	(8,817)
Net cash provided by (used in) financing activities	203,961	(59,728)	(111,870)	32,363
Net decrease in cash and cash equivalents	(7,731)	—	(23,412)	(31,143)
Cash and cash equivalents obtained through acquisition	—	—	23,412	23,412
Cash and cash equivalents at beginning of the period	38,333	—	—	38,333
Cash and cash equivalents at end of the period	$30,602	$—	$—	$30,602

21. Related Parties

Refer to Note 13 for a discussion of the private placement during the third quarter of 2012 to MGN (USA), Inc., an affiliate of our largest stockholder, Gazit.

We received rental income from affiliates of Gazit of approximately $83,000 and $79,000 for the three months ended September 30, 2012 and 2011, respectively, and $255,000 and $232,000 for the nine months ended September 30, 2012 and 2011, respectively.

Reimbursements from Gazit of general and administrative expenses incurred by us totaled approximately $285,000 and $222,000 for the three months ended September 30, 2012 and 2011, respectively, and $409,000 and $554,000 for the nine months ended September 30, 2012 and 2011, respectively. The balance due from Gazit, which is included in accounts and other receivables, and which is settled on a quarterly basis, was approximately $245,000 and $126,000 at September 30, 2012 and December 31, 2011, respectively.

We reimbursed MGN Icarus, Inc., an affiliate of Gazit, for certain travel expenses incurred by the Chairman of our Board of Directors. The amounts reimbursed totaled approximately $44,000 and $85,000 for the three months ended September 30, 2012 and 2011, respectively, and $194,000 and $137,000 for the nine months ended September 30, 2012 and 2011, respectively.

22. Subsequent Events

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our September 30, 2012 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements.

We closed approximately $29.5 million in acquisitions in October 2012. These transactions consist of a retail condominium in New York for $27.5 million, which includes the assumption of $16.7 million of indebtedness, and a parcel of land in New York for $2.0 million. Additionally, in October 2012, we entered into a contract to acquire a 22-acre property located in Maryland, consisting of 214,767 square feet of retail space, a 211,020 square foot apartment building and a 62-unit assisted living facility. The transaction is initially structured as a $95.0 million mortgage loan, which has been funded and currently bears interest at 5.0%, and will be completed with an outright purchase of the property for $140.0 million with an anticipated closing prior to January 2014.
On October 25, 2012, we issued $300 million principal amount of unsecured senior notes at a fixed interest rate of 3.75%, maturing on November 15, 2022. The notes were offered to investors at a price of 99.591% with a yield to maturity of 3.799%, representing a spread at the time of pricing of 2.0% to the August 15, 2022 Treasury note. We will pay interest on the notes semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2013. Interest will accrue from October 25, 2012. The notes are our unsecured senior obligations and will rank equally with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. The notes are guaranteed by our subsidiaries that have guaranteed our other unsecured senior notes. We will use the net proceeds of the offering to redeem our $250 million principal amount 6.25% senior notes due 2014 (the “6.25% notes”), and to reduce the outstanding balance under our unsecured revolving credit facility and/or for general corporate purposes. On October 25, 2012, we called for redemption of all our 6.25% notes, with a redemption date of November 24, 2012. Upon redemption, holders of the 6.25% notes being redeemed will receive an aggregate of $250 million on account of outstanding principal, $6.9 million on account of accrued and unpaid interest and $27.8 million on account of the applicable make-whole premium.

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

As of September 30, 2012, our consolidated property portfolio comprised 167 properties, including 143 retail properties and five non-retail properties totaling approximately 16.7 million square feet of gross leasable area, or GLA, 12 development or redevelopment properties with approximately 2.5 million square feet of GLA upon completion, and seven land parcels. As of September 30, 2012, our core portfolio was 91.9% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 19 retail properties and two office buildings totaling approximately 2.8 million square feet of GLA.
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

Although the difficult economic environment has affected our business, especially as it relates to leasing space to smaller shop tenants, we have started to see increased interest from prospective small shop tenants and are cautiously optimistic that this trend will continue. Most of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles. As of September 30, 2012, approximately 61% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarket sales have not been as affected as the sales of many other classes of retailers, and our supermarkets continue to draw traffic to these centers.

We continue to seek opportunities to invest in our primary target markets of California, the northeastern United States, South Florida and Atlanta. We also look for opportunities to develop or redevelop centers in urban markets with strong demographic characteristics and high barriers to entry. We expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources.

While we have experienced and expect to see continued gradual improvement in economic conditions during the remainder of 2012, we expect that improvements in small shop leasing will occur at a slower pace as many of these smaller retailers are facing intense competition from larger operators and access to capital is more limited for small shop tenants. We believe the continued diversification of our portfolio, including the reinvestment of proceeds from dispositions into higher quality assets, has made us less susceptible to economic downturns. In that light, we anticipate that our "core" portfolio occupancy (which excludes non-retail properties, properties held in unconsolidated joint ventures and development properties) and same-property net operating income (as defined below) for the remainder of 2012 will continue to experience a modest increase as compared to 2011.

The execution of our business strategy during the third quarter of 2012 resulted in:

•
the acquisition of a shopping center located in New York and the acquisition of the leasehold interest in a shopping center located in Connecticut representing an aggregate of approximately 230,845 square feet of GLA for an aggregate purchase price of $92.0 million, and the assumption of a related mortgage loan having a principal balance of approximately $18.8 million;

•	the issuance of 4.1 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds of approximately $85.6 million;

•
the signing of 60 new leases totaling approximately 107,946 square feet at an average rental rate of $20.72(1) per square foot in 2012 as compared to the prior in-place average rent of $19.38 per square foot, on a same space(2) basis, a 7.0% average rent spread;

•
the renewal and extension of 51 leases totaling 160,706 square feet at an average rental rate of $20.15(1) per square foot in 2012 as compared to the prior in-place average rent of $18.11 per square foot, on a same space(2) basis, a 11.3% average rent spread;

•	an increase in core occupancy to 91.9% from 91.8% at June 30, 2012 and 90.6% at September 30, 2011; and

•	occupancy on a same property basis (as defined below) remained flat at 91.8% as compared to June 30, 2012 and increased 20 basis points as compared to September 30, 2011.
____________________________

(1)	Amount reflects the impact of tenant concessions and work to be performed by us prior to delivery of the space to the tenant.

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

In addition to the above, for the nine months ended September 30, 2012, the execution of our business strategy resulted in:

•
the acquisition of one shopping center located in California and two shopping centers located in Connecticut representing an aggregate of 289,811 square feet of GLA for an aggregate purchase price of $153.8 million, which along with the acquisition of our 1.8 acre development site in the Bronx, New York for $7.5 million and our third quarter acquisitions brought the total purchase price paid for acquisitions to $253.3 million for the nine months ended September 30, 2012;

•	the sale of five non-core assets for aggregate gross proceeds of approximately $62.1 million resulting in a net gain of $14.3 million;

•	the prepayment of approximately $37.7 million in mortgage debt;

•	a $19.3 million mezzanine loan investment indirectly secured by a newly developed shopping center; and

•
the closing of a $200.0 million unsecured term loan on February 13, 2012, and the increase of this term loan to $250.0 million on July 12, 2012 through the exercise of an accordion feature, which matures in February 2019 and bears interest at an effective weighted average fixed interest rate of 3.37% per annum based on our current credit ratings and through the utilization of interest rate swaps.

Additionally, on October 25, 2012, we issued $300 million principal amount of unsecured senior notes at a fixed interest rate of 3.75%, maturing on November 15, 2022. We will use the net proceeds of the offering to redeem our $250 million principal amount 6.25% senior notes due 2014 (the “6.25% notes”), and to reduce the outstanding balance under our unsecured revolving credit facility and/or for general corporate purposes. On October 25, 2012, we called for redemption of all our 6.25% notes, with a redemption date of November 24, 2012.
Results of Operations
We derive substantially all of our revenue from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents, recoveries of expenses that we have incurred and that we pass through to the individual tenants and percentage rents that are based on specified percentages of tenants’ revenue, in each case as provided in the particular leases.
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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the three and nine months ended September 30, 2012, we moved one property totaling approximately 340,000 square feet and three properties totaling 541,000 square feet, respectively, out of the same-property pools.
Net operating income (“NOI”) is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back amortization of deferred financing fees, rental property depreciation and amortization, interest expense, impairment losses, general and administrative expense, and to exclude revenue earned from management and leasing services, straight line rent adjustments, accretion of below market lease intangibles (net), gain on sale of real estate, equity in income (loss) of unconsolidated joint ventures, gain on bargain purchase and acquisition of controlling interest in subsidiary, gain (loss) on extinguishment of debt, investment income, and other income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from continuing operations before tax and before discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and before discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and before discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.
We review operating and financial data, primarily NOI, for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments into six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: South Florida, North Florida, Southeast, Northeast, West Coast and Other/Non-retail. See Note 15 in the condensed consolidated financial statements of this report, which is incorporated in this Item 2 by reference, for more information about our business segments, recent changes in segment structure, and the geographic diversification of our portfolio of properties, and for a reconciliation of NOI to income from continuing operations before tax and before discontinued operations for the three and nine months ended September 30, 2012 and 2011.
Same Property NOI and Occupancy Information
Same-property NOI increased by $1.5 million and $3.7 million, or 3.6% and 3.1%, respectively, for the three and nine months ended September 30, 2012. The increase in same-property NOI for the three months and the nine months ended September 30, 2012 is primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements) and contractual rent increases, an increase in expense recovery income and a decrease in bad debt expense and real estate tax expense; partially offset by an increase in insurance expense.

Same-property net operating income is reconciled to net operating income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Same-property net operating income	$42,150	$40,683	$123,313	$119,584
Adjustments (1)	(178)	(647)	(589)	(67)
Same-property net operating income before adjustments	$41,972	$40,036	$122,724	$119,517
Non same-property net operating income	11,791	5,181	36,106	18,108
Net operating income (2)	$53,763	$45,217	$158,830	$137,625
___________________________________________________
(1) Includes adjustments for items that affect the comparability of the same property results. Such adjustments include: common area maintenance costs related to a prior period, revenue and expenses associated with outparcels sold, settlement of tenant disputes, or other similar matters that affect comparability.
(2) A reconciliation of net operating income to income from continuing operations before tax and discontinued operations is provided in Note 15 to the condensed consolidated financial statements included in this report.

Same-property net operating income by geographical segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
South Florida	$12,648	$12,352	$38,333	$37,401
North Florida	6,998	6,728	21,077	20,842
Southeast	9,656	9,359	29,039	28,382
Northeast	4,327	4,269	12,010	11,858
West Coast	8,521	7,975	22,854	21,101
Same-property net operating income	$42,150	$40,683	$123,313	$119,584

The following table reflects our same-property occupancy and same-property GLA (in square feet) information by segment at the end of the quarter ended September 30:

	Occupancy			GLA as of
	2012	2011	% Change	September 30, 2012
				(In thousands)
South Florida	92.5%	92.0%	0.5%	4,306
North Florida	86.8%	87.2%	(0.4)%	3,099
Southeast	91.0%	91.8%	(0.8)%	4,837
Northeast	98.0%	98.1%	(0.1)%	1,141
West Coast	93.8%	91.5%	2.3%	1,821
Same-property shopping center portfolio occupancy	91.5%	91.3%	0.2%	15,204
Non-retail	74.6%	75.5%	(0.9)%	385
				15,589

Comparison of the Three Months Ended September 30, 2012 to 2011
The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2012 as compared to the same period in 2011:

	Three Months Ended September 30,
	2012	2011	% Change
	(In thousands)
Total revenue	$83,953	$70,844	18.5%
Property operating expenses	22,885	20,936	9.3%
Rental property depreciation and amortization	20,738	18,147	14.3%
General and administrative expenses	10,227	13,090	(21.9)%
Investment income	1,586	1,515	4.7%
Equity in income of unconsolidated joint ventures	469	4,426	(89.4)%
Interest expense	18,092	17,017	6.3%
Impairment loss	2,445	18,490	NM*
Income tax (expense) benefit of taxable REIT subsidiaries	(478)	3,173	(115.1)%
Income from discontinued operations	295	5,011	(94.1)%
Net income (loss)	10,801	(2,209)	589.0%
Net income (loss) attributable to Equity One, Inc.	8,065	(4,657)	273.2%
* NM = Not meaningful
Total revenue increased by $13.1 million, or 18.5%, to $84.0 million in 2012 from $70.8 million in 2011. The increase is primarily attributable to the following:

•	an increase of approximately $10.5 million associated with properties acquired in 2012 and 2011;

•
an increase of $1.8 million in same-property revenue due to increased occupancy, contractual rent increases, higher percentage rent and increased expense recovery income primarily due to higher recoverable expenses; and

•	an increase of $790,000 primarily due to revenue related to development and redevelopment projects that were under construction in the 2011 period but were income producing in the 2012 period.
Property operating expenses increased by $1.9 million, or 9.3%, to $22.9 million in 2012 from $20.9 million in 2011. The increase primarily consists of the following:

•	an increase of approximately $2.5 million associated with properties acquired in 2012 and 2011; and

•	an increase of $180,000 in operating expenses at various development and redevelopment project sites that were under construction in 2012; partially offset by

•
a net decrease of approximately $790,000 in same-property expenses, primarily attributable to lower bad debt expense, lower legal, professional and external management fees and lower real estate taxes, partially offset by increased insurance expense.

Rental property depreciation and amortization increased by $2.6 million, or 14.3%, to $20.7 million for 2012 from $18.1 million in 2011. The increase was primarily related to the following:

•	an increase of approximately $4.2 million related to depreciation on properties acquired in 2012 and 2011; partially offset by

•	a decrease of approximately $1.6 million primarily related to assets fully depreciated in 2011 as a result of tenant vacancies.

General and administrative expenses decreased by $2.9 million, or 21.9%, to $10.2 million for 2012 from $13.1 million in 2011. The decrease was primarily related to the following:

•	a decrease of approximately $2.0 million primarily due to a legal settlement in 2011;

•	a decrease of approximately $510,000 in personnel related costs as a result of stock options that fully vested in 2011 and lower recruiting and relocation costs; and

•	a net decrease of approximately $230,000 in office operating expenses primarily due to lower office rent and lower office operating costs.
We recorded investment income of $1.6 million in 2012 compared to $1.5 million in 2011. The increase is due to interest income from the mezzanine loan investments made in 2011 and early 2012; partially offset by a decrease in interest earned on bridge loans made to unconsolidated joint ventures which were repaid in 2011.
We recorded $469,000 of equity in income of unconsolidated joint ventures in 2012 compared to $4.4 million in 2011. The decrease is primarily a result of the sale of Pacific Financial Center by an unconsolidated joint venture in the third quarter of 2011, partially offset by an increase in income from unconsolidated joint ventures.

Interest expense increased by $1.1 million, or 6.3%, to $18.1 million for 2012 from $17.0 million in 2011. The increase is primarily attributable to the following:

•	an increase of approximately $2.1 million associated with our $250.0 million term loan entered into in 2012; and

•	an increase of approximately $1.3 million primarily associated with mortgage assumptions in 2012 and 2011 related to acquisitions; partially offset by

•	a decrease of approximately $1.3 million associated with lower mortgage interest due to mortgages paid off during 2012 and 2011;

•	a decrease of approximately $800,000 due to higher capitalized interest as a result of major development projects; and

•	a decrease of $140,000 due to the maturity of $10 million of senior notes in the first quarter of 2012.
We recorded an impairment loss in continuing operations in 2012 and 2011 of approximately $2.4 million and $18.5 million, respectively. The 2012 impairment loss relates to operating properties in the Southeast region. The impairment loss incurred during 2011 included $18.2 million of impairments related to operating properties and land parcels held for development and approximately $300,000 of goodwill impairment. The 2011 impairment losses related to operating properties in the Southeast and South Florida regions.
We recorded income tax expense from continuing operations during the three months ended September 30, 2012 of $478,000 compared to a benefit of $3.2 million during the same period in 2011. The tax expense was primarily due to the write-off of state net operating losses in our taxable REIT subsidiaries that could not be utilized. The tax benefit in 2012 was primarily due to impairment losses recorded by our taxable REIT subsidiaries in 2011.

For 2012 and 2011, we recorded income from discontinued operations of $295,000 and $5.0 million, respectively. The decrease is primarily attributable to the following:

•	a decrease of $4.0 million related to a gain on the disposal of income producing properties in 2011;

•	a decrease of $3.8 million in operating income from sold or held-for-sale properties; and

•	a decrease in income tax benefit of taxable REIT subsidiaries of $33.6 million related to a benefit recognized in 2011 for properties that were sold; partially offset by

•	an impairment loss of $36.7 million related to assets held for sale in 2011 with no comparable loss in the same period in 2012.
As a result of the foregoing, net income increased by $13.0 million to $10.8 million for 2012 from a loss of $2.2 million in 2011.

Net income attributable to Equity One, Inc. increased by $12.7 million to $8.1 million for 2012 compared to a loss of $4.7 million in 2011.
Comparison of the Nine Months Ended September 30, 2012 to 2011
The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2012 as compared to the same period in 2011:

	Nine Months Ended September 30,
	2012	2011	% Change
	(In thousands)
Total revenue	$247,882	$214,640	15.5%
Property operating expenses	66,893	61,924	8.0%
Rental property depreciation and amortization	65,442	57,620	13.6%
General and administrative expenses	32,414	38,406	(15.6)%
Investment income	4,615	3,175	45.4%
Equity in income of unconsolidated joint ventures	129	4,694	(97.3)%
Interest expense	53,304	51,957	2.6%
Gain on bargain purchase	—	30,561	(100.0)%
Gain on sale of real estate	—	5,565	(100.0)%
Impairment loss	6,393	18,635	NM*
Income tax (expense) benefit of taxable REIT subsidiaries	(417)	3,480	(112.0)%
Income from discontinued operations	11,123	11,858	(6.2)%
Net income	37,517	44,288	(15.3)%
Net income attributable to Equity One, Inc.	29,315	37,323	(21.5)%
* NM = Not meaningful
Total revenue increased by $33.2 million, or 15.5%, to $247.9 million in 2012 from $214.6 million in 2011. The increase is primarily attributable to the following:

•	an increase of approximately $32.3 million associated with properties acquired in 2012 and 2011;

•
a net increase of $1.4 million in same-property revenue due to increased occupancy and higher percentage rent, offset by a decrease in expense recovery income primarily due to lower recoverable expenses;

•	an increase of approximately $390,000 in revenue related to development and redevelopment projects which were under construction in the 2011 period but were income producing in the 2012 period; and

•
an increase of approximately $270,000 related to management and leasing fees earned from our NYCRF joint venture relating to its property acquisition and financing activities in late 2011 and early 2012; partially offset by

•	a decrease of $1.2 million related to assets sold to our NYCRF joint venture in 2011.
Property operating expenses increased by $5.0 million, or 8.0%, to $66.9 million in 2012 from $61.9 million in 2011. The increase primarily consists of the following:

•	an increase of approximately $7.8 million associated with properties acquired in 2012 and 2011; and

•	an increase of approximately $525,000 related to a legal settlement in the first quarter of 2012; partially offset by

•
a net decrease of approximately $2.5 million in same-property expenses primarily attributable to lower bad debt expense, real estate taxes and external management fees, partially offset by increased insurance expense;

•	a decrease of $530,000 in operating expenses at various development and redevelopment project sites which were under construction in 2012; and

•	a decrease of $330,000 in expenses related to assets sold to our NYCRF joint venture in 2011.
Rental property depreciation and amortization increased by $7.8 million, or 13.6%, to $65.4 million for 2012 from $57.6 million in 2011. The increase was primarily related to the following:

•	an increase of approximately $11.5 million related to depreciation on properties acquired in 2012 and 2011; partially offset by

•	a net decrease of approximately $3.1 million primarily related to assets fully depreciated in 2011 as a result of tenant vacancies; and

•	a decrease of $530,000 due to the disposition of assets sold to our NYCRF joint venture in 2011.
General and administrative expenses decreased by $6.0 million, or 15.6%, to $32.4 million for 2012 from $38.4 million in 2011. The decrease was primarily related to the following:

•
a decrease of approximately $4.1 million related to legal, consulting, and other costs associated with acquisitions, dispositions, and the exploration of other potential transactions, primarily related to transactions completed in 2011;

•	a decrease of approximately $2.0 million primarily due to a legal settlement in 2011;

•	a decrease of approximately $900,000 in severance primarily due to amounts paid to former CapCo employees in 2011; and

•	a decrease of approximately $740,000 due to lower leasing costs; partially offset by

•	a net increase in professional services fees and office operational costs of approximately $780,000 primarily due to information technology consulting services;

•	an increase of approximately $680,000 due to increased personnel related costs; and

•
an increase of $160,000 in fees paid to directors as a result of the grant and acceleration of restricted stock awards to a retiring director and higher stock compensation expense for 2012 grants to directors.

We recorded investment income of $4.6 million in 2012 compared to $3.2 million in 2011. The increase is due to interest income from the mezzanine loan investments made in 2011 and early 2012; partially offset by a decrease in interest earned on bridge loans made to unconsolidated joint ventures which were repaid in 2011.
We recorded $129,000 of equity in income of unconsolidated joint ventures in 2012 compared to $4.7 million in 2011. The decrease is primarily a result of the sale of Pacific Financial Center by an unconsolidated joint venture in the third quarter of 2011and lower income recognized in the joint ventures due to tenants vacating and associated accelerated depreciation of tenant specific assets.

Interest expense increased by $1.3 million, or 2.6%, to $53.3 million for 2012 from $52.0 million in 2011. The increase is primarily attributable to the following:

•	an increase of approximately $4.6 million associated with the $250.0 million term loan which was entered into in 2012; and

•	an increase of approximately $3.4 million primarily associated with mortgage assumptions in 2012 and 2011 related to acquisitions; partially offset by

•	a decrease of approximately $3.9 million associated with lower mortgage interest due to mortgages paid off during 2012 and 2011;

•	a decrease of $2.4 million due to higher capitalized interest as a result of major development projects; and

•	a decrease of $400,000 due to the maturity of $10 million of senior notes in the first quarter of 2012.
The gain on bargain purchase of $30.6 million recognized in 2011 was generated from our acquisition of a controlling interest in CapCo. No comparable amounts are included in 2012. The gain represents the difference between the fair value of the net assets acquired of $310.4 million and the fair value of the consideration paid and noncontrolling interest of $279.8 million.
We recorded a gain on sale of real estate of $5.6 million in 2011. The 2011 gain is attributable to additional consideration earned related to the sale of an outparcel to our GRI-EQY I, LLC joint venture, resulting in a gain of approximately $3.6 million, the sale of two operating properties to our NYCRF joint venture, resulting in a gain of approximately $940,000, and the sale of two outparcels to unrelated third parties resulting in a gain of approximately $980,000.
We recorded an impairment loss in continuing operations in 2012 and 2011 of approximately $6.4 million and $18.6 million, respectively. The 2012 impairment loss consisted of impairment charges related to operating properties in the Southeast and South Florida regions. The impairment loss incurred during 2011 included $18.2 million of impairments related to operating properties and land parcels held for development and approximately $440,000 of goodwill impairment losses, associated with properties in the Southeast and South Florida regions.
We recorded income tax expense from continuing operations during the nine months ended September 30, 2012 of $417,000 compared to a benefit of $3.5 million during the same period in 2011. The tax expense was primarily due to the write-off of state net operating losses in our taxable REIT subsidiaries that could not be utilized. The tax benefit in 2012 was primarily due to impairment losses recorded by our taxable REIT subsidiaries in 2011.

For 2012, we recorded income from discontinued operations of $11.1 million compared to income of $11.9 million for 2011. The decrease is primarily attributable to the following:

•	a decrease of $11.1 million in operating income from sold or held-for-sale properties;

•	an income tax benefit of $34.5 million relating to properties that were sold in 2011 with no comparable benefit in the same period in 2012; partially offset by

•	a decrease of $34.6 million in impairment losses on assets held for sale; and

•	an increase of $10.3 million related to net gains from the disposition of operating properties.
As a result of the foregoing, net income decreased by $6.8 million to $37.5 million for 2012 from $44.3 million in 2011. Net income attributable to Equity One, Inc. decreased by $8.0 million to $29.3 million for 2012 compared to $37.3 million in 2011.

The following table sets forth the financial information relating to our operations presented by segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
South Florida	$22,967	$21,057	$68,954	$65,284
North Florida	11,117	11,874	34,016	35,761
Southeast	14,088	13,942	42,144	41,542
Northeast	12,738	8,593	35,866	25,308
West Coast	17,617	11,899	50,446	35,275
Non-retail	776	668	2,052	2,127
Total segment revenue	79,303	68,033	233,478	205,297
Add:
Straight line rent adjustment	1,131	521	3,075	2,008
Accretion of below market lease intangibles, net	3,020	1,807	9,526	5,745
Management and leasing services	499	483	1,803	1,590
Total revenue	$83,953	$70,844	$247,882	$214,640

Net operating income (NOI):
South Florida	$15,176	$13,572	$46,118	$42,300
North Florida	7,739	7,906	23,854	24,231
Southeast	10,059	9,569	29,880	28,944
Northeast	9,003	6,344	24,859	18,060
West Coast	11,505	7,572	33,164	23,158
Non-retail	281	254	955	932
Total NOI	$53,763	$45,217	$158,830	$137,625

For a reconciliation of NOI to income from continuing operations before tax and discontinued operations, see Note 15 to the condensed consolidated financial statements included in this report, which is incorporated herein by reference.
Comparison of the three months ended September 30, 2012 to 2011 - Segments
South Florida: Revenue increased by 9.1% or $1.9 million to $23.0 million for 2012 from $21.1 million for 2011. NOI increased by 11.8% or $1.6 million to $15.2 million for 2012 from $13.6 million for 2011. Revenue increased due to our acquisition of Aventura Square in 2011, increased occupancy and higher rent from contractual rent increases and new rent commencements, and higher percentage rent. The increase in NOI was primarily a result of the increase in revenue.

North Florida: Revenue decreased by 6.4% or $757,000 to $11.1 million for 2012 from $11.9 million for 2011. NOI decreased by 2.1% or $167,000 to $7.7 million for 2012 from $7.9 million for 2011. Revenue decreased due to lower minimum rent from redevelopment properties and a decrease in expense recovery income resulting from lower recoverable expenses and a decline in the expense recovery ratio at our same-site and redevelopment properties. The decrease in NOI was a result of the decrease in revenue and an increase in insurance expense; partially offset by a decrease in real estate tax expense.
Southeast: Revenue increased by 1.0% or $146,000 to $14.1 million for 2012 from $13.9 million for 2011. NOI increased by 5.1% or $490,000 to $10.1 million for 2012 from $9.6 million for 2011. The increase in revenue was primarily a result of higher minimum rent due to new rent commencements and contractual rent increases. The increase in NOI was primarily a result of the increased revenue and lower bad debt expense.
Northeast: Revenue increased by 48.2% or $4.1 million to $12.7 million for 2012 from $8.6 million for 2011. NOI increased by 41.9% or $2.7 million to $9.0 million for 2012 from $6.3 million for 2011. The increase in both revenue and NOI was a result of our acquisitions of Compo Acres, Danbury Green, Southbury Green, Post Road Plaza, 90-30 Metropolitan, 161 W. 16th Street and

Clocktower Plaza and rent commencements associated with the opening of The Gallery at Westbury Plaza as well as those at our same-site properties.
West Coast: Revenue increased by 48.1% or $5.7 million to $17.6 million for 2012 from $11.9 million for 2011. NOI increased by 51.9% or $3.9 million to $11.5 million for 2012 from $7.6 million for 2011. The increase in revenue was a result of our acquisitions of Culver Center, Potrero, and Ralph's Circle Center located in California, rent commencements and higher rent from contractual rent increases and higher expense recovery income, net of expenses. The increase in NOI was primarily a result of the acquisitions noted above.
Non-retail: Revenue increased by 16.2% or $108,000 to $776,000 for 2012 from $668,000 for 2011. NOI increased by 10.6% or $27,000 to $281,000 for 2012 from $254,000 for 2011. The increase in revenue was due to an increase in minimum rent and expense recovery income. The increase in NOI was due to the increase in revenue; partially offset by an increase in real estate tax and bad debt expenses.
Comparison of the Nine Months Ended September 30, 2012 to 2011 - Segments
South Florida: Revenue increased by 5.6% or $3.7 million to $69.0 million for 2012 from $65.3 million for 2011. NOI for South Florida increased by 9.0% or $3.8 million to $46.1 million for 2012 from $42.3 million for 2011. Revenue increased due to our acquisition of Aventura Square, increased occupancy and higher rent from contractual rent increases and new rent commencements, as well as an increase in percentage rent primarily from anchor tenants. These increases in revenue were partially offset by decreases in revenue due to the sale of two properties to our NYCRF joint venture during 2011 and lower lease termination fees received in 2012. The increase in NOI was a result of our acquisition of Aventura Square and a decrease in real estate tax expense, net of recoverable income at our same site properties partially offset by the sale of two properties to our NYCRF joint venture.
North Florida: Revenue decreased by 4.9% or $1.7 million to $34.0 million for 2012 from $35.8 million for 2011. NOI decreased by 1.6% or $377,000 to $23.9 million for 2012 from $24.2 million for 2011. Revenue decreased due to lower percentage rent, an increase in rent concessions and abatements, a decline in occupancy, and a decrease in expense recovery income resulting from lower recoverable operating expenses. The decrease in NOI was a result of the decrease in revenue; partially offset by decreases in recoverable operating expenses, bad debt expense and real estate tax expense.
Southeast: Revenue increased by 1.4% or $602,000 to $42.1 million for 2012 from $41.5 million for 2011. NOI increased by 3.2% or $936,000 to $29.9 million for 2012 from $28.9 million for 2011. The increase in revenue was primarily a result of higher minimum rent due to new rent commencements and contractual rent increases and higher expense recovery income due to an increase in expense recovery ratios. The increase in NOI was a result of the increased revenue and lower bad debt expense.
Northeast: Revenue increased by 41.7% or $10.6 million to $35.9 million for 2012 from $25.3 million for 2011. NOI increased by 37.6% or $6.8 million to $24.9 million for 2012 from $18.1 million for 2011. The increase in both revenue and NOI was primarily a result of our 2011 and 2012 acquisitions noted above. The increase in NOI from acquisitions was partially offset by an increase in non-recoverable property operating expenses due primarily to the settlement of a tenant dispute during 2012 which resulted in a $525,000 expense in the first quarter of 2012.
West Coast: Revenue increased by 43.0% or $15.2 million to $50.4 million for 2012 from $35.3 million for 2011. NOI increased by 43.2% or $10.0 million to $33.2 million for 2012 from $23.2 million for 2011. The increase in revenue was primarily attributable to our acquisitions and, to a lesser extent, new rent commencements and an increase in percentage rent due to higher reported tenant sales. The increase in NOI was primarily attributable to our acquisitions and, to a lesser extent, an increase in NOI from our same site properties due to the increase in revenue and a decrease in bad debt expense, partially offset by higher real estate tax expense.
Non-retail: Revenue decreased by 3.5% or $75,000 to $2.1 million for 2012 from $2.1 million for 2011. NOI increased by 2.5% or $23,000 to $955,000 for 2012 from $932,000 for 2011. The decrease in revenue was due to an increase in rent abatements and lower occupancy. The increase in NOI was due to a decrease in operating expenses; partially offset by the decrease in revenue.
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
The following table illustrates the calculation of FFO for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss) attributable to Equity One, Inc.	$8,065	$(4,657)	$29,315	$37,323
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (2)	20,701	21,893	65,481	69,656
Net adjustment for unvested shares and noncontrolling interest (1)	2,499	2,499	7,497	7,021
Pro rata share of real estate depreciation from unconsolidated joint ventures	812	849	3,055	2,289
Impairments of depreciable real estate, net of tax (2) (3)	2,445	8,083	9,818	9,361
Gain on disposal of depreciable assets, net of tax (2)	—	(7,736)	(13,086)	(8,666)
Funds from operations	$34,522	$20,931	$102,080	$116,984
__________________________________________
(1) Includes net effect of: (a) distributions paid with respect to unissued shares held by a noncontrolling interest which have already been included for purposes of calculating earnings per diluted share for the three and nine months ended September 30, 2012 and 2011; and (b) an adjustment to compensate for the rounding of the individual calculations.
(2) Includes amounts classified as discontinued operations.
(3) Effective in the fourth quarter of 2011, NAREIT clarified the definition of FFO to exclude impairment write downs of depreciable real estate. We have calculated FFO for all periods presented in accordance with this clarification.

The following table reflects the reconciliation of FFO per diluted share to earnings (loss) per diluted share attributable to Equity One, Inc., the most directly comparable GAAP measure, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Earnings (loss) per diluted share attributable to Equity One, Inc.	$0.07	$(0.04)	$0.25	$0.33
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest	0.16	0.18	0.52	0.58
Net adjustment for unvested shares and noncontrolling interest (1)	0.01	0.01	0.05	0.03
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.01	0.01	0.02	0.02
Impairments of depreciable real estate, net of tax (2)	0.02	0.07	0.08	0.08
Gain on disposal of depreciable assets	—	(0.06)	(0.10)	(0.07)
Funds from operations per diluted share	$0.27	$0.17	$0.82	$0.97
Weighted average diluted shares (3)	126,356	123,899	125,039	120,615
______________________________________________
(1) Includes net effect of: (a) distributions paid with respect to unissued shares held by a noncontrolling interest which already been included for purposes of calculating earnings per diluted share for the three and nine months ended September 30, 2012 and 2011; and (b) an adjustment to compensate for the rounding of the individual calculations.
(2) Effective in the fourth quarter of 2011, NAREIT clarified the definition of FFO to exclude impairment write downs of depreciable real estate. We have calculated FFO for all periods presented in accordance with this clarification.
(3) Weighted average diluted shares for the three and nine months ended September 30, 2012 and 2011 are higher than the GAAP diluted weighted average shares as a result of the 11.4 million joint venture units held by LIH which are convertible into our common stock. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive.
Critical Accounting Policies
Our 2011 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of real estate, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, goodwill, share based compensation and incentive awards, income tax, and discontinued operations. For the three and nine months ended September 30, 2012, there were no material changes to these policies. See Note 2 to the financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.
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

As of September 30, 2012, we had approximately $26.7 million of cash and cash equivalents available. In addition, we had two revolving credit facilities providing for borrowings of up to $590.0 million of which $386.7 million was available to be drawn, subject to covenants contained in those facilities which may otherwise limit borrowings. As of September 30, 2012, we had drawn $62.0 million under our $575.0 million credit facility, which bore interest at 1.77% at such date, and had no borrowings outstanding under our $15.0 million credit facility.

We are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. In

October 2012, we closed on approximately $29.5 million of acquisitions and made an investment in a mortgage loan in the principal amount of $95.0 million, which is secured by a 22-acre property located in Maryland which we expect to purchase for $140.0 million prior to January 2014.

Long-term liquidity requirements

Our long-term capital requirements consist primarily of maturities of various issuances of long-term debt, development and redevelopment costs and the costs related to growing our business, including acquisitions.

An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. At September 30, 2012, we had invested approximately $148.9 million in development or redevelopment projects at various stages of completion and anticipate these projects will require an additional $114.4 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next two years.

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

While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the nine months ended September 30, 2012:

•	We issued 4.1 million shares of our common stock in an underwritten public offering and concurrent private placement that raised net proceeds of approximately $85.6 million;

•	We acquired four operating properties, one land parcel and a leasehold interest in one shopping center for an aggregate purchase price of approximately $253.3 million;

•
On February 13, 2012, we closed on a $200.0 million unsecured term loan which matures in February 2019. On July 12, 2012, we increased the principal amount of the $200.0 million unsecured term loan to $250.0 million through the exercise of an accordion feature. The term loan bears interest at an effective weighted average fixed interest rate of 3.37% per annum based on our current credit ratings and through the utilization of interest rate swaps;

•	We made a $19.3 million mezzanine loan investment indirectly secured by a shopping center which bears interest at 10.0% and has a maturity of P9Y years;

•	We reduced the borrowings outstanding under our $575.0 million line of credit from $138.0 million as of December 31, 2011 to $62.0 million as of September 30, 2012;

•	We prepaid approximately $37.7 million in mortgage debt; and

•	We made investments of $7.5 million in two of our unconsolidated joint ventures in connection with repayments of indebtedness by those joint ventures totaling $21.1 million.
Additionally, on October 25, 2012, we issued $300 million principal amount of unsecured senior notes at a fixed interest rate of 3.75%, maturing on November 15, 2022. We will use the net proceeds of the offering to redeem the 6.25% notes, and to reduce the outstanding balance under our unsecured revolving credit facility and/or for general corporate purposes. On October 25, 2012, we called for redemption of all our 6.25% notes, with a redemption date of November 24, 2012.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$116,511	$93,621	$22,890
Net cash used in investing activities	$(219,441)	$(157,127)	$(62,314)
Net cash provided by financing activities	$118,621	$32,363	$86,258
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled approximately $116.5 million for the nine months ended September 30, 2012 compared to approximately $93.6 million in the 2011 period. The increase of $22.9 million is primarily attributable to cash from the operations of our properties and to a lesser extent an increase in investment income.

Net cash used in investing activities was approximately $219.4 million for the nine months ended September 30, 2012 compared to approximately $157.1 million for the same period in 2011. Investing activities during 2012 consisted primarily of: acquisitions of income producing properties for $234.5 million, net of debt assumed; additions to income producing properties of $15.3 million; additions to construction in progress of $55.0 million; $19.3 million related to an investment made in a mezzanine loan and investments in joint ventures of $14.1 million; partially offset by $33.2 million of proceeds related to the sale of real estate and rental properties and a decrease in cash held in escrow of $89.8 million. Cash used by investing activities for 2011 primarily consisted of: acquisitions of income producing properties for $144.3 million, net of debt assumed; an increase in cash held in escrow of $47.3 million; an investment made in a mezzanine loan of $45.1 million; additions to income producing properties and construction in progress of $28.7 million; and investment in joint ventures of $9.9 million; partially offset by $74.4 million of proceeds related to the sale of real estate and rental properties; repayments of advances to joint ventures of $34.9 million and distributions from joint ventures of $14.1 million.

Net cash provided by financing activities totaled approximately $118.6 million for the nine months ended September 30, 2012 compared to approximately $32.4 million of net cash provided by financing activities for the same period in 2011. During 2012, cash was provided by borrowings under the new term loan of $250.0 million and issuance of common stock of $86.5 million. The largest cash outflows for 2012 related to repayments of revolving credit facilities of $76.0 million, repayment of senior debt of $10.0 million, prepayments and repayments of $44.0 million in principal amount of mortgage debt, the payment of $76.1 million in dividends and $7.5 million of distributions to noncontrolling interests. In the prior year, cash was provided by net cash proceeds of approximately $116.5 million from our equity offering and net borrowings under our revolving credit facilities of $177.5 million. This increase was partially offset by repayments of $172.9 million in principal amount of mortgage debt, the payment of $73.8 million in dividends and distributions to noncontrolling interests totaling $8.8 million.

Future Contractual Obligations. The following table sets forth certain information regarding future contractual obligations, excluding interest, as of September 30, 2012:

	Payments due by period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$86,922	$2,092	$8,180	$7,800	$7,711	$7,489	$53,650
Balloon payments	359,550	—	45,127	6,509	54,462	107,574	145,878
Total mortgage obligations	446,472	2,092	53,307	14,309	62,173	115,063	199,528
Unsecured revolving credit facilities	62,000	—	—	—	62,000	—	—
Unsecured senior notes	681,136	—	—	250,000	107,505	105,230	218,401
Term loan	250,000	—	—	—	—	—	250,000
Total unsecured obligations	993,136	—	—	250,000	169,505	105,230	468,401
Construction commitments	114,400	50,700	63,700	—	—	—	—
Operating leases (1)	21,928	289	1,069	1,023	990	1,013	17,544
Purchase contracts	169,500	124,500	45,000	—	—	—	—
Total contractual obligations (2)	$1,745,436	$177,581	$163,076	$265,332	$232,668	$221,306	$685,473

_______________________________________________
(1) During the third quarter of 2012, we acquired Darinor Plaza, which is subject to a ground lease that expires in 2076.
(2) Excludes our proportionate share of unconsolidated joint venture indebtedness. See further discussion in Off-Balance Sheet Arrangements section below.
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
As of September 30, 2012, we have investments in eight unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.5%. Seven of these joint ventures had mortgage indebtedness as of September 30, 2012. We exercise significant influence over, but do not control, six of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 5 to the condensed consolidated financial statements included in this report. At September 30, 2012, the aggregate carrying amount of debt, including our partners’ shares, incurred by these ventures was approximately $223.9 million (of which our aggregate proportionate share is approximately $45.1 million). We have agreed to purchase an $18.5 million mortgage loan made by an unconsolidated joint venture at par (plus accrued interest) under certain circumstances (for a more complete description of this transaction please refer to Note 5 to the condensed consolidated financial statements included in this quarterly report), and we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain mortgage loans incurred by the joint ventures.
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

Contingencies
Letters of Credit: As of September 30, 2012, we had pledged letters of credit having an aggregate face amount of $3.7 million as additional security for financial and other obligations. Substantially all of our letters of credit are issued under our revolving credit facilities.

Construction Commitments: As of September 30, 2012, we have entered into construction commitments and have outstanding obligations to fund approximately $114.4 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and available cash.

Operating Lease Obligations: We are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $21.9 million.

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
Capital Recycling Initiatives
As part of our strategy to upgrade and diversify our portfolio and recycle our existing capital, we are currently evaluating opportunities to sell 26 non-core properties. Furthermore, it is likely that additional assets will be evaluated for disposition in future periods as part of our capital recycling program. Although we have not committed to a disposition plan, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. There were no impairment losses in discontinued operations during the three months ended September 30, 2012. During the nine months ended September 30, 2012, we recognized impairment losses of $3.4 million related to two properties held for sale (one in the Southeast region and one in the South Florida region) based on the expected sales prices less costs to sell. See Note 4 to the condensed consolidated financial statements included in this report for additional information regarding impairment losses.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction. We intend to utilize variable-rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and other operating needs. With respect to our fixed rate mortgage notes and unsecured senior notes, changes in interest rates generally do not affect our interest expense as these notes are at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur as this may increase our cost of refinancing maturing fixed-rate debt. In addition, we may incur prepayment penalties or defeasance costs when prepaying or defeasing secured debt.

As of September 30, 2012, we had $62.0 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 1.00% to 1.85%, depending on the credit ratings of our unsecured senior notes. Considering the total outstanding balance of $62.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $0.6 million per year.

The fair value of our fixed-rate debt is $1.2 billion as of September 30, 2012, which includes the mortgage notes and the unsecured senior notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $41.8 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $43.7 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.1 billion, the balance as of September 30, 2012.

As of September 30, 2012, we had $250.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan is $248.1 million as of September 30, 2012. If interest rates increase by 1%, the fair value of our total term loan would decrease by approximately $13.2 million. If interest rates decrease by 1%, the fair value of our total term loan would increase by approximately $14.0 million.

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
In connection with the $200.0 million unsecured seven-year term loan that we closed on February 13, 2012, and the related $50.0 million term loan increase that we closed on July 12, 2012, we entered into interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 3.37% per annum based on the current credit ratings of our unsecured senior notes.
Other Market Risks
As of September 30, 2012 we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).
In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2012 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2012, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

(d)
Maximum
				(c)	Number (or
				Total Number	Approximate
	(a)		(b)	of Shares	Dollar Value)
	Total Number		Average	Purchased as	of Shares that
	of Shares of		Price	Part of Publicly	May Yet be
	Common		Paid per	Announced	Purchased
	Stock		Common	Plans or	Under the Plans
Period	Purchased		Share	Programs	or Programs
July 1, 2012 - July 31, 2012	—		$—	N/A	N/A
August 1, 2012 - August 31, 2012	440	(1)	$21.18	N/A	N/A
September 1, 2012 - September 30, 2012	—		$—	N/A	N/A
	440		$21.18	N/A	N/A
____________________________________
(1) Represents shares of common stock surrendered by employees to us to satisfy such employees' tax withholding obligations in connection with the vesting of restricted common stock.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

(a)	Exhibits

10.1
Common Stock Purchase Agreement, dated as of August 8, 2012, between Equity One, Inc. and MGN (USA), Inc. (filed as Exhibit 10.1 to Equity One's Current Report on Form 8-K filed with the SEC on August 14, 2012 and incorporated by reference herein).

10.2
Registration Rights Agreement, dated as of August 8, 2012, by and among Equity One, Inc. and MGN (USA), Inc. (filed as Exhibit 10.2 to Equity One's Current Report on Form 8-K filed with the SEC on August 14, 2012 and incorporated by reference herein).

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

EQUITY ONE, INC.

Date:	November 8, 2012	/s/ Mark Langer
Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2012	/s/ Angela F. Valdes
Angela F. Valdes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description

10.1
Common Stock Purchase Agreement, dated as of August 8, 2012, between Equity One, Inc. and MGN (USA), Inc. (filed as Exhibit 10.1 to Equity One's Current Report on Form 8-K filed with the SEC on August 14, 2012 and incorporated by reference herein).

10.2
Registration Rights Agreement, dated as of August 8, 2012, by and among Equity One, Inc. and MGN (USA), Inc. (filed as Exhibit 10.2 to Equity One's Current Report on Form 8-K filed with the SEC on August 14, 2012 and incorporated by reference herein).

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