Form 10-K
period 2012-12-31
EQUITY ONE, INC.
filed 2013-02-28
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
________________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	New York Stock Exchange
(Title of each class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $1,216,190,610 based upon the last reported sale price of $21.20 per share on the New York Stock Exchange on such date.
As of February 19, 2013, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 118,897,559.
________________________

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K to the extent stated herein are incorporated by reference in Part III hereof.

EQUITY ONE, INC. AND SUBSIDIARIES

PART I

ITEM 1.	BUSINESS
The Company
We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops shopping centers and retail properties located primarily in supply constrained suburban and urban communities. We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995.
As of December 31, 2012, our consolidated property portfolio comprised 168 properties, including 144 retail properties and six non-retail properties totaling approximately 16.9 million square feet of gross leasable area, or GLA, 11 development or redevelopment properties with approximately 2.2 million square feet of GLA upon completion, and seven land parcels. As of December 31, 2012, our core portfolio was 92.1% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.3 million square feet of GLA. For a listing of the properties in our core portfolio, refer to Item 2 - Properties.
In this annual report, references to “we,” “us” or “our” or similar terms refer to Equity One, Inc. and our consolidated subsidiaries, including DIM Vastgoed, N.V., which we refer to as DIM, a Dutch company in which we acquired a controlling interest in the first quarter of 2009, and C&C (US) No. 1, Inc., which we refer to as CapCo, a Delaware corporation in which we acquired a controlling interest through a joint venture with Liberty International Holdings Limited, or LIH, a private company limited by shares organized under the laws of England and Wales, in the first quarter of 2011.
Business Objectives and Strategies
Our principal business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets. Our key strategies for reaching this objective include:

•
Operating Strategy: Maximizing the internal growth of revenue from our shopping centers and retail properties by leasing and re-leasing those properties to a diverse group of creditworthy tenants, maintaining our properties to standards that our existing and prospective tenants find attractive, as well as containing costs through effective property management;

•
Investment Strategy: Using capital wisely to renovate or redevelop our properties and to acquire and develop additional shopping centers and retail properties in supply constrained suburban and urban communities where expected, risk-adjusted returns meet or exceed our standards as well as by investing in strategic partnerships that minimize operational or other risks; and

•
Capital Strategy: Financing our capital requirements with internally generated funds, borrowings under our existing credit facilities, proceeds from selling properties that do not meet our investment criteria and proceeds from institutional partners and the debt and equity capital markets.

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
Investment Strategy. Our investment strategy is to deploy capital in high quality investments and projects in our target markets that are expected to generate risk-adjusted returns that exceed our cost of capital. Our target markets consist of California, the northeastern United States, the Washington D.C. metro area, South Florida and Atlanta, Georgia. Our investments primarily fall into one of the following categories:

•	re-developing, renovating, expanding, reconfiguring and/or re-tenanting our existing properties;

•	selectively acquiring shopping centers that will benefit from our active management and leasing strategies with a focus on supply constrained markets;

•	selectively acquiring vacant and occupied land located in supply constrained markets for the purpose of developing new shopping centers to meet the needs of expanding retailers; and

•	investing in strategic partnerships in real estate related ventures where we act as a manager and utilize our expertise.
In evaluating potential redevelopment, acquisition and development opportunities for properties, we also consider such factors as:

•	the expected returns in relation to our cost of capital, as well as the anticipated risks we will face in achieving the expected returns;

•	the current and projected cash flow of the property and the potential to increase that cash flow;

•	the tenant mix at the property, tenant sales performance and the creditworthiness of those tenants;

•	economic, demographic, regulatory and zoning conditions in the property’s local and regional market;

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
Capital Strategy. We intend to grow and expand our business by using cash flow from operations, borrowing under our existing credit facilities, reinvesting proceeds from selling properties that no longer meet our investment criteria, accessing the capital markets to issue equity and debt or using joint venture arrangements. Our strategy is designed to help us maintain a strong balance sheet and sufficient flexibility to fund our operating and investment activities in a cost-efficient way. Our strategy includes:

•	maintaining a prudent level of overall leverage and an appropriate pool of unencumbered properties that is sufficient to support our unsecured borrowings;

•	managing our exposure to variable-rate debt;

•	taking advantage of market opportunities to refinance existing debt and manage our debt maturity schedule;

•
selling properties that no longer fit our investment strategy, that have limited growth potential or that are not a strategic fit within our overall portfolio and redeploying the proceeds elsewhere in our business or to pay down debt; and

•	using joint venture arrangements to access less expensive capital, mitigate capital risk, and leverage our existing personnel and internal resources.

Change in Policies
Our board of directors establishes the policies that govern our operating, investment and capital strategies, including, among others, the development, acquisition and disposition of shopping centers, tenant and market focus, debt and equity financing policies, and quarterly distributions to our stockholders. The board may amend these policies at any time without a vote of our stockholders.

Segment Information
We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast – including Georgia, Louisiana, Alabama, Mississippi, North Carolina, South Carolina and Virginia; (4) Northeast – including Connecticut, Maryland, Massachusetts and New York; (5) West Coast – including California and Arizona; and (6) Other/Non-retail – which comprises our non-retail assets. See Note 20 in the consolidated financial statements of this annual report for more information about our business segments and the geographic diversification of our portfolio of properties.
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
We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. Our investment in certain land parcels, our investment in DIM and certain other real estate and other activities are being conducted through our TRS entities. Our current TRS activities are limited and they have not incurred any significant income taxes to date, but may do so in the future if we dispose of properties.
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

Americans with Disabilities Act. Our properties are subject to the Americans with Disabilities Act, or ADA. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.

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
All of our existing properties are located in developed areas that include other shopping centers and other retail properties. The number of retail properties in a particular area could materially adversely affect our ability to lease vacant space and maintain the rents charged at our existing properties. We believe that the principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. Our retail tenants also face competition from other retailers, including internet retailers, outlet stores, super centers and discount shopping clubs. This competition could contribute to lease defaults and insolvency of our tenants.
Tenants
As of December 31, 2012, Publix Super Markets was our largest tenant and accounted for approximately 1.8 million square feet, or approximately 9.9% of our GLA, and approximately $14.5 million, or 5.7%, of our annual minimum rent for 2012.
Employees
Our headquarters are located at 1600 N.E. Miami Gardens Drive, North Miami Beach, Florida 33179. At December 31, 2012, we had 177 full-time employees and we believe that our relationships with our employees are good.
Available Information
The internet address of our website is www.equityone.net. In the "Investors" section of our website under "About Us," you can obtain, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our Supplemental Information Packages, our current reports on Form 8-K, and any amendments to those or other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such reports or amendments with the SEC. Also available in the corporate governance section of our website (located within the investors section) free of charge, are copies of our Corporate Governance Guidelines, Code of Conduct and Ethics and the charters for our audit committee, compensation committee and nominating and corporate governance committee. We intend to provide any amendments or waivers to our Code of Conduct and Ethics that apply to any of our executive officers or our senior financial officers on our website within four business days following the date of the amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on our website and should not be considered a part of this report.
You may also obtain printed copies of any of the foregoing materials from us, free of charge, by contacting our Investor Relations Department at:
Equity One, Inc.
1600 N.E. Miami Gardens Drive
North Miami Beach, Florida 33179
Attn: Investor Relations Department
(305) 947-1664
You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information which you may obtain free of charge.

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
Shorter term expirations of our tenants may lead to increased vacancies and reduced rental income which would have an adverse effect on our future results of operations.
From 2013 through 2015, approximately 34.5% of our leases, based on annualized minimum rents, with tenants are due to expire. The annualized minimum rents at expiration for these leases are $25.5 million, $28.7 million, and $27.2 million for 2013-2015, respectively. Additionally, approximately 2.7% of our leases are month-to-month, representing $6.4 million of annualized rents. Our ability to renew or replace these tenants at comparable rents could have a significant impact on our future results of operations.
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
We own shopping centers which are supported by “anchor” tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers. As of December 31, 2012, Publix Super Markets was our largest tenant and accounted for approximately 1.8 million square feet, or approximately 9.9% of our GLA, and approximately $14.5 million, or 5.7%, of our annual minimum rent for 2012. No other tenant accounted for over 5.0% of our annual minimum rent.
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
Local economic conditions have posed significant challenges to certain of our smaller tenants and future changes in market conditions may make it more difficult to lease vacant space.
Our goal is to improve the performance of our properties by re-leasing vacated space. While economic conditions have generally improved over the past two years, many of our smaller tenants have continued to struggle in the face of reduced access to capital and declining sales resulting from an overabundance of nearby competition and localized changes in demographics and economic conditions. This is particularly true of our smaller shop tenants (those occupying less than 10,000 square feet) located in less densely populated areas in the Southeast and Northern and Central Florida. As a result, some of these tenants have requested rent adjustments and abatements, while other tenants have not been able to continue in business at all.
Our ability to continue to lease or re-lease vacant space in our properties will continue to be affected by these factors and any future changes in local and macro-economic conditions. If the demographics (mainly number of households and their incomes) surrounding our properties were to weaken or consumer confidence were to decline, the value of our properties and their results of operations could be adversely affected with lower occupancy and higher bad debt expense as tenants fail to pay rent, close their stores or file bankruptcy.
Some of our tenants are omnichannel retailers and face increasing competition from non-store retailers.
Our tenants face increasing competition from non-store retailers and growing e-commerce. As a result, some of our regional and national tenants are actively pruning their store base in order to identify and retain only their most productive locations. In addition, some of these retailers are seeking to reduce their store sizes as they increasingly rely on alternative distribution channels, including internet sales, and adjust their square footage needs accordingly. In some cases, this increased competition could cause undercapitalized tenants to default on their lease obligations and to seek bankruptcy protection. In general, these trends have lessened the demand for retail space and have reduced our ability to increase rental rates for some of our properties, especially those located in less densely populated areas of the country.
We may be unable to collect balances due from tenants that file for bankruptcy protection.
If a tenant or lease guarantor files for bankruptcy, we may not be able to collect all pre-bankruptcy amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate its lease with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition and results of operations.
Loss of our key personnel could adversely affect the value of our common stock and operations.
We are dependent on the efforts of our key executive personnel. Although we believe qualified replacements could be found for these key executives, the loss of their services could adversely affect the value of our common stock and operations.
Volatility in the credit markets may affect our ability to obtain or re-finance our indebtedness at a reasonable cost.
As of December 31, 2012, we had approximately $373.0 million of unsecured senior notes and mortgage debt scheduled to mature in the next three years. Additionally, our $575.0 million unsecured revolving credit facility matures on September 30, 2015 with a one year extension at our option. If credit conditions worsen or if interest rates increase from their current historically low levels, we may experience difficulty refinancing these upcoming loan maturities at a reasonable cost or with desired financing alternatives. For example, it may be hard to raise new unsecured financing in the form of additional bank debt or corporate bonds at interest rates that are appropriate for our long term objectives. If we draw under our existing unsecured revolving line of credit to repay maturing debt, our ability to use the line for other uses such as investments will be reduced. If we increase our reliance on mortgage debt, the credit rating agencies that rate our unsecured corporate debt may reduce our investment-grade credit ratings. Alternatively, we may need to repay maturing debt with proceeds from the issuance of equity or the sale of assets. In addition, lenders may impose more restrictive covenants, events of default and other conditions.
We have substantial debt obligations which may reduce our operating performance and put us at a competitive disadvantage.
As of December 31, 2012, we had debt outstanding in the aggregate amount of approximately $1.6 billion. Many of our loans require scheduled principal amortization. In addition, our organizational documents do not limit the level or amount of debt that we may incur, nor do we have a policy limiting our debt to any particular level. The amount of our debt outstanding from time to time could have important consequences to our stockholders. For example, it could:

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

•	adversely affect financial ratios and operational coverage levels monitored by rating agencies and adversely affect the ratings assigned to our unsecured debt;

•
limit our ability to obtain any additional debt or equity financing we may need in the future for working capital, debt refinancing, capital expenditures, acquisitions, redevelopment, new developments or other general corporate purposes or to obtain such financing on favorable terms; and

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
Our unsecured revolving credit facility, our unsecured term loan, our outstanding unsecured senior notes and much of our existing mortgage indebtedness contain customary covenants and conditions, including, among others, compliance with various financial ratios and restrictions upon the incurrence of additional indebtedness and liens on our properties. Furthermore, the terms of some of this indebtedness will restrict our ability to consummate transactions that result in a change of control or to otherwise issue equity or debt securities. The existing mortgages also contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we were to breach covenants in these debt agreements, the lender could declare a default and require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. If the lenders declared a default under our unsecured revolving credit facility, all amounts outstanding would become due and payable and our ability to borrow in future periods could be restricted. In addition, any such default would constitute a cross default under our unsecured senior note indebtedness and unsecured term loan giving rise to the acceleration of such indebtedness.
Increases in interest rates would cause our borrowing costs to rise and generally adversely affect the market price of our securities.
While we had approximately $1.2 billion of fixed interest rate debt outstanding as of December 31, 2012, we also borrow funds at variable interest rates under our lines of credit and could borrow under other variable facilities in the future. Increases in interest rates would increase our interest expense on any variable rate debt, as well as interest expense with respect to maturing fixed rate debt that must be refinanced at higher interest rates. This would reduce our future earnings and cash flows, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our stockholders.
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
Geographic concentration of our properties makes our business vulnerable to economic downturns in certain regions or to other events, like hurricanes and earthquakes that disproportionately affect those areas.
As of December 31, 2012, approximately 47.5%, 13.8%, 12.3%, 8.0% and 10.3% of our consolidated retail property GLA was located in Florida, Georgia, California, Louisiana and the northeastern United States, respectively. Our key development and redevelopment projects are also primarily located in these regions. As a result, economic, real estate and other general conditions in these regions will significantly affect our revenue and the value of our properties. Business layoffs or downsizing, industry slowdowns, declines in real estate values, changing demographics, increases in insurance costs and real estate taxes and other factors may adversely affect the economic climate in Florida, Georgia, California, Louisiana and the northeastern United States.

Any resulting reduction in demand for retail properties in these markets would adversely affect our operating performance and limit our ability to make distributions to stockholders.
In addition, a significant portion of our consolidated retail property GLA is located in coastal or other areas that are susceptible to the harmful effects of tropical storms, hurricanes, earthquakes and other similar natural or man-made disasters. As of December 31, 2012, over 42% of the total insured value of our portfolio is located in the State of Florida. Additionally, 13% of the total insured value of our portfolio is located in the northeastern United States, which is also prone to strong tropical storms and hurricanes. These properties are also prone to severe winter storms, including blizzards. Intense hurricanes and tropical storm activity during the last decade has caused our cost of property insurance to increase significantly. While much of the cost of this insurance is passed on to our tenants as reimbursable property costs, some tenants, particularly national tenants, do not pay a pro rata share of these costs under their leases. Hurricanes and similar storms also disrupt our business and the business of our tenants, which could affect the ability of some tenants to pay rent and may reduce the willingness of residents to remain in or move to the affected area.
In addition, as of December 31, 2012, over 24% of the total insured value of our portfolio is located in the State of California, including a number of assets in the San Francisco Bay and Los Angeles areas. These properties may be subject to the risk that an earthquake or other, similar peril would affect the operations of these properties. Our insurance coverage with respect to these perils is significantly less than the full replacement costs of these assets. Therefore, if an earthquake did occur and our properties were affected, we would bear the losses resulting therefrom.
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
In general, we intend to sell certain assets over time as part of our capital recycling efforts and as assets no longer meet our investment criteria. However, real estate investments generally cannot be sold quickly. Also, there are limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets without incurring adverse tax and other consequences. As a result, we may not be able to effectuate our capital recycling plans or alter our portfolio promptly in response to changes in economic or other conditions. Our inability to effectuate our capital recycling strategy or respond quickly to changes in the performance of our investments could adversely affect our ability to meet our obligations and make distributions to our stockholders.

Our assets may be subject to impairment charges.
Our long-lived assets, including real estate held for investment, are carried at net book value unless circumstances indicate that the carrying value of the assets may not be recoverable. Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. When assets are identified as held for sale, we estimate the sales prices, net of selling costs, of such assets. Assets that will be sold together in a single transaction are aggregated in determining if the net sales proceeds of the group are expected to be less than the net book value of the assets. If, in our opinion, the net sales prices of the assets which have been identified for sale are expected to be less than the net book value of the assets, an impairment charge is recorded and we write down the asset to fair value. An impairment charge may also be recorded for any asset if it is probable, in our estimation, that the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In addition, we may be required to test for impairment when we perform periodic valuations of our properties in accordance with International Financial Reporting Standards under our agreement with our largest stockholder, Gazit-Globe, Ltd. ("Gazit"). We also perform an annual test of our goodwill for impairment and perform periodic evaluations for impairment of our investments in unconsolidated entities such as joint ventures. Recording an impairment charge results in an immediate reduction in our income and therefore could have a material adverse effect on our results of operations and financial condition in the period in which the charge is taken.
Our development and redevelopment activities are inherently risky and may not yield anticipated returns, which would harm our operating results and reduce funds available for distributions to stockholders.
An important component of our growth and investment strategy is the redevelopment of properties within our portfolio and the development of new shopping centers, including The Gallery at Westbury Plaza in Nassau County, New York, Broadway Plaza in the Bronx, New York and Serramonte Shopping Center in Daly City, California. At December 31, 2012, we had invested an aggregate of approximately $169.6 million in active development or redevelopment projects at various stages of completion and based on our current plans and estimates we anticipate that these projects will require an additional $91.5 million to complete, including $75.7 million to complete The Gallery at Westbury Plaza, Broadway Plaza and our previously announced expansion plans at Serramonte Shopping Center. In addition to these costs, we may expend substantial amounts in the future in connection with the further redevelopment of Serramonte Shopping Center, and we are actively seeking additional significant development and redevelopment opportunities in our target markets. These developments and redevelopments may not be as successful as currently expected. Expansion, renovation and development projects entail the following considerable risks:

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

In addition, in some instances we purchase underutilized land in urban areas from municipalities and development authorities pursuant to purchase agreements which give the municipality the right to reclaim the property for little or no consideration in the event we do not commence or complete construction in a timely or acceptable manner. Should they occur, these risks could adversely affect the investment returns from our development and redevelopment projects and harm our operating results.

Future acquisitions may not yield the returns expected, may result in disruptions to our business, may strain management resources and may result in earnings per share and stockholder dilution.
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

In addition, as part of our investing and capital strategy, we plan to sell assets that no longer meet our investment criteria and reinvest those proceeds in other parts of our business, including in the acquisition of higher quality properties in our target markets and the development and redevelopment of our properties, or use the proceeds to pay down debt. While we hope to minimize the dilutive effect of this strategy on our earnings, in the near term the returns on the assets we seek to dispose are likely to exceed returns on the assets we subsequently acquire or develop which could have the effect of reducing our income and materially and adversely affecting our results of operations and financial condition. Finally, if we acquire a business, we will be required to integrate the operations, personnel and accounting and information systems of the acquired business and train, retain and motivate any key personnel from the acquired business. In addition, acquisitions of or investments in companies may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. The issuance of equity or debt securities in connection with any acquisition or investment could be substantially dilutive to our stockholders.
Our ability to grow will be limited if we cannot obtain additional capital.
Our growth strategy is focused on the redevelopment of properties we already own and the acquisition and development of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gains) each year to continue to qualify as a REIT for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. The debt could include mortgage or unsecured loans from third parties or the sale of debt securities. Equity capital could include shares of our common stock or preferred stock. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the general availability of credit in the capital markets, the market’s perception of our growth potential, our ability to pay dividends, our financial condition, our credit ratings and our current and potential future earnings. Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or we may be unable to implement this strategy at all. See the Risk Factor entitled “Volatility in the credit markets may affect our ability to obtain or re-finance our indebtedness at a reasonable cost.”
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
As an owner and operator of real estate and real estate-related facilities, we may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from our properties, as well as for governmental fines and damages for injuries to persons and property. We may be liable without regard to whether we knew of, or were responsible for, the environmental contamination and with respect to properties we have acquired, whether the contamination occurred before or after the acquisition. We have several properties in our portfolio that will require or are currently undergoing varying levels of environmental remediation. The presence of contamination or the failure to properly remediate contamination at any of our properties may adversely affect our ability to sell or lease those properties or to borrow funds by using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. Although we have environmental insurance policies covering most of our properties, environmental conditions known at the time of acquisition are typically excluded from coverage, and there is no assurance that these policies will cover any or all of the potential losses or damages from environmental contamination; therefore, any liability, fine or damage could directly impact our financial results.
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
In addition, the federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring and owning properties and to make sales as are consistent with our investment objectives. Although we do not intend to engage in prohibited transactions, it is possible that our dispositions may not qualify for safe harbor treatment. Accordingly, we cannot assure you that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of our sales are prohibited transactions. In addition, the sale of our properties may generate gains for tax purposes which, if not adequately sheltered through “like kind exchanges” under Section 1031 of the Code, could require us to make additional distributions to our stockholders, thus reducing our capital available for investment in other properties, or if the proceeds of such sales are already invested in other properties, require us to obtain additional funds to make such distributions, in either such case to permit us to maintain our status as a REIT.
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
In addition, CapCo elected to be treated as a REIT under the Code in 2007 and we have operated CapCo so as to qualify as a REIT since we acquired a controlling interest in it through a joint venture with LIH in January 2011. In addition to the considerations and risks cited above with respect to qualification as a REIT generally, in the event that CapCo's qualification as a REIT since January 2011 has not been maintained or if we fail to maintain CapCo's qualification as a REIT in the future, our own REIT qualification could be in jeopardy and we could incur significant liability to LIH pursuant to the joint venture documents governing that transaction. We could also incur significant liability to LIH if we fail to comply with certain other covenants under those joint venture documents and, as a result, LIH incurs U.S. federal income tax liability under the Foreign Investment in Real Property Tax Act, or FIRPTA, provisions of the Code.
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
As of December 31, 2012, we hold a mezzanine loan receivable with a carrying amount of $45.2 million. Mezzanine debt investments involve a higher degree of risk than investments in conventional mortgage debt due to a variety of factors, including that such investments are subordinate to mortgage financing and are not directly secured by the property underlying the investment. Should the borrower default on our mezzanine loan, we would only be able to proceed against the entity which issued the mezzanine loan, and not the property underlying our investment or the owner thereof. Such collection efforts may entail costly negotiations or litigation with the borrower, the senior mortgage lender or both. Furthermore, in the event of default by the borrower under the mortgage loan, we may need to make cure payments to the mortgage lender in order to protect our rights and investment. In these cases, the total amount we recover may be less than our total investment, resulting in a loss.

Our Chairman of the Board and his affiliates are beneficial owners of approximately 46.0% of our common stock and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.
As of December 31, 2012, Chaim Katzman, the chairman of our board of directors, beneficially owned approximately 46.0% of the outstanding shares of our common stock. Accordingly, Mr. Katzman is able to exercise significant influence over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. In addition, Mr. Katzman is able to exercise significant influence over the outcome of any proposed merger or consolidation of our company which, under our charter, requires the affirmative vote of the holders of a majority of the outstanding shares of our common stock. Mr. Katzman’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.
We provide our principal stockholder with reconciliations of our financial statements to International Financial Reporting Standards.
We are party to an agreement with Gazit pursuant to which we are obligated to provide it with quarterly and annual reconciliations of our financial statements, which are prepared in accordance with generally accepted accounting principles in the United States, to International Financial Reporting Standards, or IFRS, so that Gazit may consolidate our results in its financial reporting. Pursuant to this agreement, Gazit reimburses us for internal and third-party expenses incurred by us in connection with the preparation of these unaudited reconciliations, including the performance of certain procedures with respect to these reconciliations performed by our independent certified public accountants. Neither we nor the members of our board of directors or audit committee are experts with respect to IFRS and we are subject to the risk that we may incur liability to Gazit or its stockholders in the event of inaccuracies in our preparation of these reconciliations, which could adversely affect our financial condition and results of operations.
To maintain our status as a REIT, we limit the amount of shares any one stockholder can own.
The Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code). To protect our REIT status, our charter provides that, subject to certain exceptions, no person may own, or be deemed to own, directly and by virtue of the constructive ownership provisions of the Code, more than 9.9% (or 5.0% in the case of an “individual”) in value of the aggregate outstanding shares of our capital stock or more than 9.9% (or 5.0% in the case of an “individual”), in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 5.0% or 9.9%, as applicable, in value of the outstanding common stock and/or a class or series of preferred stock (or the acquisition of an interest in an entity that owns common stock or preferred stock) by an individual or entity could cause that individual or entity (or another) to own constructively more than 5.0% or 9.9%, as applicable, in value of the outstanding stock. If that happened, either the transfer or ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the 5.0% or 9.9% ownership limit, as applicable. Our board of directors may waive the REIT ownership restrictions on a case-by-case basis, and it has in the past done so, including for Chaim Katzman, our chairman of the board, and his affiliates, and for LIH and its affiliates. Our charter also provides that, subject to certain exceptions, a foreign person may not acquire, beneficially or constructively, any shares of our capital stock, if immediately following the acquisition of such shares, the fair market value of the shares of our capital stock owned, directly and indirectly, by all foreign persons (other than LIH and its affiliates) would comprise 29% or more of the fair market value of the issued and outstanding shares of our capital stock. This 29% limit is intended to ensure that CapCo, one of our subsidiaries, will qualify as a "domestically controlled" REIT. The foregoing ownership restrictions may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the stockholders’ best interest.
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

•
special meetings of our stockholders may be called only by the board of directors, the chairman of the board, the chief executive officer, the president or by the corporate secretary at the direction of stockholders entitled to cast not less than a majority of all votes entitled to be cast at such meeting;

•	advance notice requirements for stockholder proposals;

•	the absence of cumulative voting rights; and

•	provisions relating to the removal of incumbent directors.
Finally, Maryland law also contains several statutes that restrict mergers and other business combinations with an interested stockholder or that may otherwise have the effect of preventing or delaying a change of control.
Dividends paid by REITs generally do not qualify for reduced tax rates.
In general, the maximum U.S. federal income tax rate for “Qualified dividends” paid by regular “C” corporations to U.S. shareholders that are individuals, trusts and estates beginning after December 31, 2012 is 20% and a new Medicare tax of 3.8% may also apply if income is greater than certain specified amounts. Subject to limited exceptions, dividends paid by REITs (other than distributions designated as capital gain dividends or returns of capital) are not eligible for these reduced rates and are taxable at ordinary income tax rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the shares of our capital stock.
Foreign stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of our common stock if we do not qualify as a "domestically controlled" REIT.
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to U.S. federal income tax on any gain recognized on the disposition. This tax does not apply, however, to the disposition of stock in a REIT if the REIT is "domestically controlled." In general, we will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of our stock, less than 50% in value of our stock was held directly or indirectly by non-U.S. persons. If we were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 5% of our outstanding common stock.

Several of our controlling stockholders have pledged their shares of our stock as collateral under bank loans, which could result in foreclosure and disposition and could have a negative impact on our stock price.
As of December 31, 2012, Chaim Katzman, the chairman of our board of directors, and his affiliates beneficially owned approximately 46.0% of the outstanding shares of our common stock. Several of our stockholders affiliated with Mr. Katzman, including Gazit and related entities, have pledged a substantial portion of our stock that they own to secure loans made to them by commercial banks. Based on information from these stockholders, we believe that 89.7% of the shares reported as beneficially owned by Mr. Katzman and his affiliates are pledged to secure loans made to these stockholders.
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

•
if, in the opinion of the bank, the value of the pledged shares has been reduced or is likely to be reduced or the value of the pledged shares fails to exceed the outstanding principal amount of one or more of the loans made to the stockholders by a contractual margin (for example, due to the decline in the price of our common stock).

In addition, because so many shares are pledged to secure these loans, the occurrence of an event of default could result in a sale of pledged shares that would trigger a change of control of our company, even when such a change may not be in the best interests of our stockholders or may violate covenants of certain loan agreements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our consolidated portfolio consists primarily of grocery-anchored shopping centers and, at December 31, 2012, contained an aggregate of approximately 16.9 million square feet of GLA. All of our properties are owned in fee simple other than McAlpin Square shopping center located in Savannah, Georgia, Plaza Acadienne shopping center located in Eunice, Louisiana, El Novillo shopping center located in Miami, Florida, Darinor Plaza shopping center located in Norwalk, Connecticut, Aventura Square located in Aventura, Florida, Clocktower Plaza Shopping Center located in Queens, New York and Willow Shopping Center located in Concord, California each of which is subject to a ground lease in favor of a third party lessor. A small number of our shopping centers include outparcels or minor portions of the center that are subject to ground leases. In addition, some of our properties are subject to mortgages as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.”
The following table provides a brief description of our properties as of December 31, 2012:

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
NORTH FLORIDA REGION (30)
Orlando / Central Florida (7)
Alafaya Commons	Orlando	1987	126,333	81.7%	$14.02	Publix
Alafaya Village	Orlando	1986	38,118	83.6%	$22.54
Eastwood, Shoppes of (2)	Orlando	1997	69,037	98.1%	$11.01	Publix
Kirkman Shoppes	Orlando	1973	88,820	63.6%	$22.87
Park Promenade	Orlando	1987 / 2000	128,848	71.5%	$6.84		Beauty Depot / Dollar General
Town & Country	Kissimmee	1993	75,181	94.1%	$8.04	Albertsons* (Ross Dress For Less)
Unigold Shopping Center	Winter Park	1987	117,527	89.4%	$9.95	Winn-Dixie	You Fit
Jacksonville / North Florida (8)
Beauclerc Village	Jacksonville	1962 / 1988	68,846	94.3%	$8.17		Big Lots / Goodwill / Beall’s Outlet
Forest Village	Tallahassee	2000	71,526	78.7%	$10.26	Publix
Ft. Caroline	Jacksonville	1985 / 1995	71,816	86.8%	$6.89	Winn-Dixie	Citi Trends
Mandarin Landing	Jacksonville	1976	139,580	88.6%	$16.50	Whole Foods	Office Depot / Aveda Institute
Medical & Merchants	Jacksonville	1993	156,153	97.0%	$13.16	Publix	Memorial Hospital* / Planet Fitness
Oak Hill	Jacksonville	1985 / 1997	78,492	100.0%	$8.27	Publix	Planet Fitness
Pablo Plaza	Jacksonville	1974 / 1998 / 2001 / 2008	146,473	89.5%	$11.74	Publix* (Office Depot)	Marshalls / HomeGoods
South Beach	Jacksonville Beach	1990 / 1991	303,456	86.7%	$11.96		Ross / Bed Bath & Beyond / Home Depot / Stein Mart / Staples
Tampa / St. Petersburg / Venice / Cape Coral / Naples (10)
Charlotte Square	Port Charlotte	1980	96,626	69.9%	$5.50		Seafood Buffet / American Signature Furniture
Glengary Shoppes	Sarasota	1995	99,182	100.0%	$18.37		Best Buy / Barnes & Noble
Lutz Lake	Lutz	2002	64,985	92.0%	$12.62	Publix
Mariners Crossing	Spring Hill	1989 / 1999	97,812	93.7%	$10.78	Sweet Bay
Regency Crossing	Port Richey	1986 / 2001	85,864	80.5%	$10.32	Publix
Seven Hills	Spring Hill	1991	72,590	90.6%	$10.46	Publix
Shoppes of North Port	North Port	1991	84,705	84.4%	$7.00		You Fit Health Club / Goodwill
Sunlake	Tampa	2008	94,397	91.3%	$18.35	Publix
Sunpoint Shopping Center	Ruskin	1984	132,374	83.2%	$7.68		Goodwill / Big Lots / Chapter 13 Trustee/The Crossing Church
Walden Woods	Plant City	1985 /1998 / 2003	72,950	88.7%	$7.63		Dollar Tree / Aaron Rents / Dollar General

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
Florida Treasure / Northeast Coast (5)
New Smyrna Beach	New Smyrna Beach	1987	118,451	97.7%	$11.58	Publix	Beall’s Outlet
Old King Commons	Palm Coast	1988	84,759	95.6%	$8.23		Walmart / Planet Fitness
Ryanwood	Vero Beach	1987	114,925	85.9%	$11.28	Publix	Beall’s Outlet / Books-A-Million
South Point Center	Vero Beach	2003	64,790	94.1%	$15.28	Publix
Treasure Coast	Vero Beach	1983	133,781	95.4%	$12.77	Publix	TJ Maxx
TOTAL SHOPPING CENTERS NORTH FLORIDA REGION (30)			3,098,397	88.1%	$11.65

SOUTH FLORIDA REGION (38)
Miami-Dade / Broward / Palm Beach (35)
Aventura Square (1)	Aventura	1991	143,250	100.0%	$24.15		Babies R Us / Jewelry Exchange / Old Navy / Bed Bath & Beyond / DSW
Bird Ludlum	Miami	1988 / 1998	192,274	95.8%	$19.40	Winn-Dixie	CVS Pharmacy / Goodwill
Bluffs Square	Jupiter	1986	123,917	80.3%	$13.19	Publix	Walgreens
Chapel Trail	Pembroke Pines	2007	56,378	100.0%	$23.63		LA Fitness
Coral Reef Shopping Center	Palmetto Bay	1968 / 1990	76,632	91.0%	$25.93		Office Depot / Walgreens
Countryside Shops	Cooper City	1986 /1988 / 1991	179,561	86.0%	$14.14	Publix	Stein Mart
Crossroads Square	Pembroke Pines	1973	81,587	79.9%	$17.23		CVS Pharmacy / Goodwill
CVS Plaza	Miami	2004	18,214	100.0%	$23.50
El Novillo	Miami Beach	1970 / 2000	10,000	100.0%	$17.00		Sakura Japanese Buffet
Greenwood	Palm Springs	1982 / 1994	133,339	92.7%	$16.26	Publix	Beall’s Outlet
Hammocks Town Center	Miami	1987 / 1993	254,908	97.8%	$9.41	Publix	Metro Dade Library / CVS Pharmacy / Porky’s Gym / Kendall Ice
Jonathan’s Landing	Jupiter	1997	26,820	69.9%	$21.28
Lago Mar	Miami	1995	82,613	89.5%	$14.21	Publix
Lantana Village	Lantana	1976 / 1999	181,780	97.5%	$7.57	Winn-Dixie	Kmart / Rite Aid* (Family Dollar)
Magnolia Shoppes	Fort Lauderdale	1998	114,118	92.8%	$11.93		Regal Cinemas / Deal$
Meadows	Miami	1997	75,524	94.2%	$13.76	Publix
Shoppes of Oakbrook	Palm Beach Gardens	1974 / 2000 / 2003	199,633	94.6%	$14.62	Publix	Stein Mart / Homegoods / CVS Pharmacy / Bassett Furniture / Duffy’s
Oaktree Plaza	North Palm Beach	1985	23,745	71.8%	$15.72
Pine Island (1)	Davie	1999	254,907	89.8%	$12.77	Publix	Burlington Coat Factory/Staples
Plaza Alegre	Miami	2003	88,411	92.4%	$16.19	Publix	Goodwill
Point Royale	Miami	1970 / 2000	174,875	93.6%	$11.06	Winn-Dixie	Best Buy / Pasteur Medical
Prosperity Centre	Palm Beach Gardens	1993	122,014	100.0%	$17.88		Office Depot / CVS Pharmacy / Bed Bath & Beyond / TJ Maxx

Property	State	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
Ridge Plaza	Davie	1984 / 1999	155,204	95.3%	$11.66		Ridge Cinema / Kabooms / United Collection / Round Up / Goodwill
Riverside Square	Coral Springs	1987	103,241	76.1%	$11.13	Publix
Sawgrass Promenade	Deerfield Beach	1982 / 1998	107,092	85.9%	$10.65	Publix	Walgreens / Dollar Tree
Sheridan Plaza	Hollywood	1973 / 1991	508,455	98.8%	$15.72	Publix	Kohl’s / Ross / Bed Bath & Beyond / Pet Supplies Plus / LA Fitness / Office Depot / Assoc. in Neurology
Shoppes of Andros Isles	West Palm Beach	2000	79,420	83.3%	$12.34	Publix
Shoppes of Silverlakes	Pembroke Pines	1995 / 1997	126,789	87.8%	$15.70	Publix	Goodwill
Shops at Skylake	North Miami Beach	1999 / 2005 / 2006	287,168	96.5%	$18.78	Publix	TJ Maxx / LA Fitness / Goodwill
Tamarac Town Square	Tamarac	1987	124,585	89.3%	$11.15	Publix	Dollar Tree / Pivot Education
Waterstone	Homestead	2005	61,000	100.0%	$14.90	Publix
West Bird	Miami	1977 / 2000	99,864	87.7%	$13.32	Publix	CVS Pharmacy
West Lakes Plaza	Miami	1984 / 2000	100,747	94.2%	$14.07	Winn-Dixie	Navarro Pharmacy
Westport Plaza	Davie	2002	49,533	97.6%	$17.27	Publix
Young Circle	Hollywood	1962 / 1997	65,834	98.1%	$15.47	Publix	Walgreens
Florida Treasure / Northeast Coast (3)
Cashmere Corners	Port St. Lucie	2001	89,234	93.7%	$8.96	Albertsons
Salerno Village	Stuart	1987	82,477	89.8%	$10.71	Winn-Dixie	CVS Pharmacy
Shops at St. Lucie	Port St. Lucie	2006	19,361	65.2%	$21.83
TOTAL SHOPPING CENTERS SOUTH FLORIDA REGION (38)			4,674,504	92.8%	$14.67

SOUTHEAST REGION (47)

ALABAMA (1)
Madison Centre	Madison	1997	64,837	95.7%	$9.92	Publix	Rite Aid
TOTAL SHOPPING CENTERS ALABAMA (1)			64,837	95.7%	$9.92

FLORIDA (1)
Middle Beach Shopping Center	Panama City Beach	1994	69,277	82.2%	$8.53	Publix*
TOTAL SHOPPING CENTERS FLORIDA (1)			69,277	82.2%	$8.53

GEORGIA (22)
Atlanta (18)
BridgeMill	Canton	2000	89,102	91.9%	$16.05	Publix
Buckhead Station	Atlanta	1996	233,739	100.0%	$21.46		Bed Bath & Beyond / TJ Maxx / Old Navy / Toys R Us / DSW / Ulta / Nordstrom Rack
Butler Creek (2)	Acworth	1990	95,597	91.3%	$9.67	Kroger
Chastain Square	Atlanta	1981 / 2001	91,637	98.0%	$18.21	Publix
Douglas Commons	Douglasville	1988	97,027	95.0%	$10.97	Kroger
Fairview Oaks (2)	Ellenwood	1997	77,052	94.4%	$10.70	Kroger
Grassland Crossing (2)	Alpharetta	1996	90,906	94.6%	$9.07	Kroger
Hairston Center	Decatur	2000	13,000	92.3%	$10.52
Hamilton Ridge (2)	Buford	2002	90,996	85.1%	$11.34	Kroger
Hampton Oaks	Fairburn	2009	20,842	17.3%	$12.12
Mableton Crossing (2)	Mableton	1997	86,819	97.7%	$10.56	Kroger

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
Macland Pointe (2)	Marietta	1992-93	79,699	92.8%	$10.29	Publix
Market Place	Norcross	1976	73,686	98.5%	$11.35		Galaxy Cinema
Piedmont Peachtree Crossing	Buckhead	1978 / 1998	152,239	95.0%	$18.20	Kroger	Cost Plus Store / Binders Art Supplies
Powers Ferry Plaza	Marietta	1979 / 1987 / 1998	86,401	82.0%	$9.65		Micro Center
Shops of Westridge (2)	McDonough	2006	66,297	72.5%	$12.43	Publix
Wesley Chapel	Decatur	1989	164,153	84.3%	$8.21		Everest Institute / Little Giant / Deal$ / Planet Fitness
Williamsburg @ Dunwoody	Dunwoody	1983	44,928	81.6%	$20.16
Central / South Georgia (4)
Daniel Village	Augusta	1956 / 1997	171,932	84.9%	$8.99	Bi-Lo	St. Joseph Home Health Care
McAlpin Square	Savannah	1979	173,952	94.7%	$7.62	Kroger	Big Lots / Post Office / Habitat for Humanity
Spalding Village	Griffin	1989	235,318	59.5%	7.68	Kroger	Fred’s Store / Goodwill
Walton Plaza	Augusta	1990	43,460	94.5%	$6.08		Gold’s Gym
TOTAL SHOPPING CENTERS GEORGIA (22)			2,278,782	87.7%	$12.30

LOUISIANA (12)
Ambassador Row	Lafayette	1980 / 1991	187,678	98.3%	$10.20		Conn’s Appliances / Big Lots / Chuck E Cheese / Planet Fitness / JoAnn Fabrics
Ambassador Row Courtyard	Lafayette	1986 / 1991 / 2005	146,697	94.8%	$9.98		Bed Bath & Beyond / Marshalls / Hancock Fabrics / Unitech Training Academy / Tuesday Morning
Bluebonnet Village	Baton Rouge	1983	101,623	98.0%	$11.85	Matherne’s	Office Depot
Boulevard	Lafayette	1976 / 1994	68,012	94.5%	$8.89		Piccadilly / Harbor Freight Tools / Golfballs.com
Country Club Plaza	Slidell	1982 / 1994	64,686	86.8%	$6.43	Winn-Dixie
Crossing	Slidell	1988 / 1993	113,989	95.4%	$5.50	Save A Center	A-1 Home Appliance / Piccadilly
Elmwood Oaks	Harahan	1989	130,284	91.9%	$9.10		Academy Sports / Dollar Tree
Plaza Acadienne	Eunice	1980	59,419	100.0%	$4.22	Super 1 Store	Fred’s Store
Sherwood South	Baton Rouge	1972 / 1988 / 1992	77,230	81.3%	$6.41		Burke’s Outlet / Harbor Freight Tools / Fred’s Store
Siegen Village	Baton Rouge	1988	170,416	98.9%	$9.50		Office Depot / Big Lots / Dollar Tree / Stage / Party City
Tarpon Heights	Galliano	1982	56,605	100.0%	$5.97		Stage / Dollar General
Village at Northshore	Slidell	1988	144,638	97.6%	$6.72		Marshalls / Dollar Tree / Kirschman’s* / Bed Bath & Beyond / Office Depot
TOTAL SHOPPING CENTERS LOUISIANA (12)			1,321,277	95.4%	$8.42

MISSISSIPPI (1)
Shipyard Plaza	Pascagoula	1987	66,857	100.0%	$7.34		Big Lots / Dragon City
TOTAL SHOPPING CENTERS MISSISSIPPI (1)			66,857	100.0%	$7.34

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
NORTH CAROLINA (7)
Brawley Commons	Charlotte	1997 / 1998	119,189	73.0%	$10.93	Lowe’s Foods	Rite Aid / Four Seasons Trading*
Centre Pointe Plaza	Smithfield	1989	163,642	95.4%	$6.08		Belk’s / Dollar Tree / Aaron Rents / Burke’s Outlet Stores
Chestnut Square	Brevard	1985 / 2008	34,260	90.7%	$15.68		Walgreens
Riverview Shopping Center	Durham	1973 / 1995	128,498	92.4%	$8.16	Kroger	Upchurch Drugs / Riverview Galleries
Stanley Market Place	Stanley	2007	53,228	96.7%	$9.77	Food Lion	Family Dollar
Thomasville Commons	Thomasville	1991	148,754	88.3%	$5.34	Ingles	Kmart
Willowdaile Shopping Center	Durham	1986	95,601	88.5%	$8.49		Hall of Fitness / Ollie’s Bargain Outlet
TOTAL SHOPPING CENTERS NORTH CAROLINA (7)			743,172	88.9%	$7.99

SOUTH CAROLINA (2)
North Village Center (2)	North Myrtle Beach	1984	60,356	68.2%	$8.04		Dollar General / Goodwill
Windy Hill (2)	North Myrtle Beach	1968 / 1988 / 2006	68,465	100.0%	$6.32		Rose’s Store / Citi Trends
TOTAL SHOPPING CENTERS SOUTH CAROLINA (2)			128,821	85.1%	$6.97

VIRGINIA (1)
Smyth Valley Crossing	Marion	1989	126,841	98.0%	$6.07	Ingles	Walmart
TOTAL SHOPPING CENTERS VIRGINIA (1)			126,841	98.0%	$6.07

TOTAL SHOPPING CENTERS SOUTHEAST REGION (47)			4,799,864	90.4%	$10.05

NORTHEAST REGION (19)
CONNECTICUT (7)
Brookside Plaza	Enfield	1985 / 2006	214,030	95.9%	$12.38	Wakefern Food	Bed Bath & Beyond / Walgreens / Staples /Petsmart / Hibachi Grill
Compo Acres (1)	Westport	1960 / 2011	42,866	100.0%	$45.72	Trader Joe’s
Copps Hill	Ridgefield	1979 / 2002	184,528	100.0%	$12.83	Stop & Shop	Kohl’s / Rite Aid
Darinor Plaza (1)	Norwalk	1978	151,198	100.0%	$16.25		Kohl's / Old Navy / Party City
Danbury Green (1)	Danbury	1985 / 2006	98,095	100.0%	$22.09	Trader Joe’s	Rite Aid / Annie Sez / Staples / DSW
Post Road Plaza (1)	Darien	1978	20,005	100.0%	$36.57	Trader Joe's
Southbury Green (1)	Southbury	1979 / 2002	156,215	98.5%	$21.62	ShopRite	Staples
TOTAL SHOPPING CENTERS CONNECTICUT (7)			866,937	98.7%	$18.17

MASSACHUSETTS (7)
Cambridge Star Market	Cambridge	1953 / 1997	66,108	100.0%	$30.25	Star Market
Medford Shaw’s Supermarket	Medford	1995	62,656	100.0%	$26.92	Shaw’s
Plymouth Shaw’s Supermarket	Plymouth	1993	59,726	100.0%	$19.99	Shaw’s
Quincy Star Market	Quincy	1965 / 1995	100,741	100.0%	$19.53	Star Market
Swampscott Whole Foods	Swampscott	1967 / 2005	35,907	100.0%	$22.89	Whole Foods
Webster Plaza	Webster	1963 / 1998	199,425	98.2%	$8.14	Shaw’s	K Mart
West Roxbury Shaw’s Plaza	West Roxbury	1973 / 1995 / 2006	76,316	97.7%	$25.51	Shaw’s
TOTAL SHOPPING CENTERS MASSACHUSETTS (7)			600,879	99.1%	$18.75

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
NEW YORK (5)
1175 Third Avenue	Manhattan	1995	25,350	100.0%	$41.66	Food Emporium
90-30 Metropolitan (1)	Queens	2007	59,815	93.9%	$31.00	Trader Joe's	Staples / Michael’s
101 7th Avenue (1)	Manhattan	1930	56,870	100.0%	$24.62		Loehmann’s
1225-1239 Second Avenue (1)	Manhattan	1964/1987	18,474	100.0%	$95.71		CVS Pharmacy
Clocktower Plaza (1)	Queens	1985/1995	78,820	100.0%	$44.33	Pathmark
TOTAL SHOPPING CENTERS NEW YORK (5)			239,329	98.5%	$40.14

TOTAL SHOPPING CENTERS NORTHEAST REGION (19)			1,707,145	98.8%	$21.44

WEST COAST REGION (10)
ARIZONA (1)
Canyon Trails	Goodyear	2008	210,396	64.4%	$13.56		Office Max / PetSmart / Ross / Cost Plus / Dollar Tree
TOTAL SHOPPING CENTERS ARIZONA (1)			210,396	64.4%	$13.56

CALIFORNIA (9)
Circle Center West (1)	Long Beach	1989	64,403	97.8%	$20.46		Marshalls
Culver Center (1)	Culver City	1950 / 2000	216,646	100.0%	$26.86	Ralph’s	LA Fitness / Sit N Sleep / Tuesday Morning / Best Buy
Marketplace Shopping Center	Davis	1990	111,156	100.0%	$22.03	Safeway	Petco / CVS Pharmacy
Plaza Escuela	Walnut Creek	2002	152,452	100.0%	$40.95		AAA / Yoga Works / The Container Store / Cheesecake Factory / Forever 21 / Sports Authority
Potrero Shopping Center (1)	San Francisco	1968 / 1997	226,699	99.9%	$28.28	Safeway	24 Hour Fitness / Party City / Petco / Office Depot / Ross
Ralph's Circle Center (1)	Long Beach	1983	59,837	98.0%	$16.04	Ralph’s
Serramonte	Daly City	1968	799,764	98.7%	$18.00		Macy’s / JC Penney / Target / Daiso / H&M / Forever 21 / A’Gaci / New York & Company / Crunch Gym
Von’s Circle Center (1)	Long Beach	1972	148,353	96.7%	$17.06	Von’s	Rite Aid / Ross
Willows Shopping Center	Concord	1977	256,086	93.4%	$21.95		El Torito / Claim Jumper / U Gym / REI / The Jungle / Old Navy / Pier 1 / Cost Plus
TOTAL SHOPPING CENTERS CALIFORNIA (9)			2,035,396	98.3%	$22.52

TOTAL SHOPPING CENTERS WEST COAST REGION (10)			2,245,792	95.1%	$21.95

TOTAL CORE SHOPPING CENTER PORTFOLIO (144)			16,525,702	92.1%	$14.58

Property	City	Year Built / Renovated	Total Sq. Ft. Owned	Percent Leased	Average base rent per leased SF	Grocer Anchor	Other anchor tenants
OTHER PROPERTIES (6) (1)
200 Potrero	San Francisco	1928	30,500	55.1%
4101 South I-85 Industrial	Charlotte, NC	1956 / 1963	188,513	100.0%			Park ’N Go
Banco Popular Office Building	Miami, FL	1971	32,737	82.5%
Prosperity Office Building	Palm Beach Gdns, FL	1972	3,200	—%
Providence Square	Charlotte, NC	1973	85,930	16.6%
Danville - San Ramon Medical	Danville, CA	1982-1986	74,599	76.9%
TOTAL OTHER PROPERTIES (6) (1)			415,479	73.2%

TOTAL EXCLUDING DEVELOPMENTS, REDEVELOPMENTS & LAND (150)			16,941,181	91.7%

DEVELOPMENTS, REDEVELOPMENTS & LAND (18) (1)
Developments (2)
Redevelopments (9)
Land Held for Development (7)

TOTAL CONSOLIDATED - 168 Properties
Note: Total square footage does not include shadow anchor square footage that is not owned by Equity One, but does include square footage for ground leases.
* Indicates a tenant which continues to pay rent, but has closed its store and ceased operations. The subtenant, if any, is shown in (  ).
(1) Not included in the year to date December 31, 2012 same property pool.
(2) Property is classified as held for sale.
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
Major Tenants
The following table sets forth as of December 31, 2012 the GLA, and the annual minimum rent at expiration of our existing properties leased to tenants in our core shopping center portfolio. Our core shopping center portfolio is defined as all of our shopping centers accounted for on a consolidated basis, excluding properties under development and redevelopment, non-retail properties, and properties held in unconsolidated joint ventures. We define anchor tenants as tenants occupying a space consisting of 10,000 square feet or more of GLA.

	Supermarket Anchor Tenants	Other Anchor Tenants	Non-anchor Tenants	Total
Leased GLA (sq. ft.)	4,159,984	6,385,506	4,681,476	15,226,966
Percentage of Total Leased GLA	27.3%	41.9%	30.8%	100.0%

Annual Minimum Rent (“AMR”)	$46,717,395	$74,718,273	$114,319,367	$235,755,035
Percentage of Total AMR	19.8%	31.7%	48.5%	100.0%

The following table sets forth as of December 31, 2012 information regarding leases with the ten largest tenants (by annualized minimum rent) in our shopping center portfolio, including those properties under development or redevelopment:

Tenant	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at 12/31/12	Percent of Aggregate Annualized Minimum Rent	Average Annual Minimum Rent per Square Foot
Publix	43	1,836,015	9.9%	$14,450,273	5.7%	$7.87
Supervalu	6	398,625	2.2%	8,995,251	3.6%	$22.57
L.A. Fitness	6	279,897	1.5%	5,238,653	2.1%	$18.72
Kroger	10	573,686	3.1%	4,233,263	1.7%	$7.38
The TJX Companies	11	322,879	1.7%	4,198,079	1.7%	$13.00
Bed Bath & Beyond	9	306,332	1.7%	3,811,537	1.5%	$12.44
CVS Pharmacy	13	153,211	0.8%	3,511,754	1.4%	$22.92
Office Depot	9	231,094	1.3%	3,464,505	1.4%	$14.99
The Gap, Inc.	7	119,729	0.6%	3,320,452	1.3%	$27.73
Costco	1	148,295	0.8%	3,057,583	1.2%	$20.62
Total top ten tenants	115	4,369,763	23.6%	$54,281,350	21.6%	$12.42
Lease Expirations
The following tables sets forth as of December 31, 2012 the anticipated expirations of tenant leases in our core shopping center portfolio for each year from 2013 through 2021 and thereafter:
ALL TENANTS

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	146	358,740	2.2%	$6,400,366	2.7%	$17.84
2013	388	1,706,203	10.3%	25,495,139	10.8%	$14.94
2014	422	2,103,705	12.7%	28,728,661	12.2%	$13.66
2015	392	1,905,627	11.5%	27,177,830	11.5%	$14.26
2016	305	2,346,966	14.2%	36,814,545	15.6%	$15.69
2017	305	1,931,269	11.7%	32,226,906	13.7%	$16.69
2018	70	719,695	4.4%	10,389,487	4.4%	$14.44
2019	38	618,786	3.7%	6,663,388	2.8%	$10.77
2020	46	642,708	3.9%	9,914,354	4.2%	$15.43
2021	42	430,573	2.6%	7,942,443	3.4%	$18.45
Thereafter	150	2,462,694	14.9%	44,001,916	18.7%	$17.87
Sub-total/Average	2,304	15,226,966	92.1%	235,755,035	100.0%	$15.48
Vacant	582	1,298,736	7.9%	NA	NA	NA
Total/Average	2,886	16,525,702	100.0%	$235,755,035	100.0%	NA

ANCHOR TENANTS > 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	3	51,251	0.5%	$496,634	0.4%	$9.69
2013	32	926,645	8.6%	9,146,385	7.5%	$9.87
2014	44	1,264,125	11.8%	10,637,990	8.8%	$8.42
2015	38	1,088,519	10.1%	8,350,392	6.9%	$7.67
2016	47	1,723,711	16.0%	21,580,968	17.8%	$12.52
2017	44	1,337,992	12.5%	16,808,481	13.8%	$12.56
2018	14	539,280	5.0%	5,805,757	4.8%	$10.77
2019	11	530,145	4.9%	4,359,559	3.6%	$8.22
2020	18	555,872	5.2%	7,264,706	6.0%	$13.07
2021	15	357,575	3.3%	4,642,371	3.8%	$12.98
Thereafter	63	2,170,375	20.2%	32,342,426	26.6%	$14.90
Sub-total/Average	329	10,545,490	98.1%	121,435,669	100.0%	$11.52
Vacant	10	200,119	1.9%	NA	NA	NA
Total/Average	339	10,745,609	100.0%	$121,435,669	100.0%	NA

SHOP TENANTS < 10,000 SF

Year	Number of Leases	GLA (square feet)	Percent of Total GLA	Annualized Minimum Rent at Expiration	Percent of Aggregate Annualized Minimum Rent at Expiration	Average Annual Minimum Rent per Square Foot at Expiration
M-T-M	143	307,489	5.3%	$5,903,732	5.2%	$19.20
2013	356	779,558	13.5%	16,348,754	14.3%	$20.97
2014	378	839,580	14.5%	18,090,672	15.8%	$21.55
2015	354	817,108	14.1%	18,827,439	16.5%	$23.04
2016	258	623,255	10.8%	15,233,577	13.3%	$24.44
2017	261	593,277	10.3%	15,418,424	13.5%	$25.99
2018	56	180,415	3.1%	4,583,730	4.0%	$25.41
2019	27	88,641	1.5%	2,303,829	2.0%	$25.99
2020	28	86,836	1.5%	2,649,648	2.3%	$30.51
2021	27	72,998	1.3%	3,300,072	2.9%	$45.21
Thereafter	87	292,319	5.1%	11,659,490	10.2%	$39.89
Sub-total/Average	1,975	4,681,476	81.0%	114,319,367	100.0%	$24.42
Vacant	572	1,098,617	19.0%	NA	NA	NA
Total/Average	2,547	5,780,093	100.0%	$114,319,367	100.0%	NA
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

Insurance
Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease. We believe that our properties are covered by adequate liability, property, flood and environmental, and where necessary, hurricane and windstorm insurance coverages which are all provided by reputable companies. However, most of our insurance policies contain deductible or self-retention provisions requiring us to share some of any resulting losses. In addition, most of our policies contain limits beyond which we have no coverage. We currently do not have comprehensive insurance covering the full replacement cost of losses resulting from earthquakes. Therefore, if an earthquake did occur and our properties were affected, we would bear the losses resulting therefrom.

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

Market Information and Dividends
Our common stock began trading on the New York Stock Exchange, or NYSE, on May 18, 1998, under the symbol “EQY.” On February 19, 2013, we had 1,097 stockholders of record representing 13,448 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by the NYSE and the cash dividends declared by us:

	Price Per Share
	High	Low	Dividends Declared per share
2012:
First Quarter	$20.31	$16.82	$0.22
Second Quarter	$21.48	$19.13	$0.22
Third Quarter	$22.16	$20.63	$0.22
Fourth Quarter	$21.83	$19.43	$0.22
2011:
First Quarter	$19.21	$17.74	$0.22
Second Quarter	$20.09	$17.40	$0.22
Third Quarter	$20.27	$15.03	$0.22
Fourth Quarter	$17.75	$14.57	$0.22
Dividends paid during 2012 and 2011 totaled $102.1 million and $98.8 million, respectively. Future declarations of dividends will be made at the discretion of our board of directors and will depend upon our earnings, financial condition and such other factors as our board of directors deems relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Code.
Our total annual dividends paid per common share for each of 2012 and 2011 were $0.88 per share. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a stockholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the stockholder’s basis in such stockholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the stockholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the stockholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2013 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to stockholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the stockholder as long-term capital gains.
Performance Graph
The following graph compares the cumulative total return of our common stock with the Russell 2000 Index, the NAREIT All Equity Index and SNL Shopping Center REITs, an index of approximately 20 publicly-traded REITs that primarily own and operate shopping centers, each as provided by SNL Securities L.C., from December 31, 2007 until December 31, 2012. The SNL Shopping Center REIT index is compiled by SNL Securities L.C. and includes our common stock and securities of many of our competitors. The graph assumes that $100 was invested on December 31, 2007 in our common stock, the Russell 2000 Index, the NAREIT All Equity REIT Index and SNL Shopping Center REITs, and that all dividends were reinvested. The lines represent semi-annual index levels derived from compounded daily returns. The indices are re-weighted daily, using the market capitalization on the previous tracked day. If the semi-annual interval is not a trading day, the preceding trading day is used.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Total Return Performance
Equity One, Inc.
Russell 2000
NAREIT All Equity REIT Index
SNL REIT Retail Shopping Ctr
Index Value
140
120
100
80
60
40
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Equity One, Inc.	100.00	81.52	80.49	95.26	93.62	120.96
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
NAREIT All Equity REIT Index	100.00	62.27	79.70	101.98	110.42	132.18
SNL REIT Retail Shopping Ctr	100.00	60.20	59.43	77.15	74.94	94.62

Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Share of Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2012 - October 31, 2012	561	(1)	$21.49	N/A	N/A
November 1, 2012 - November 30, 2012	335	(1)	$20.87	N/A	N/A
December 1, 2012 - December 31, 2012	35,756	(1)	$20.98	N/A	N/A
	36,652		$20.98	N/A	N/A
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

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2012. The balance sheet data at December 31, 2012 and 2011, and the statement of operations data for the years ended December 31, 2012, 2011 and 2010, have been derived from the consolidated financial statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands other than per share, percentage and ratio data)
Statement of Operations Data: (1)
Total revenue	$325,611	$280,208	$218,009	$200,666	$197,693
Property operating expenses	87,645	79,126	60,593	59,279	50,499
Rental property depreciation and amortization (2)	86,006	81,446	48,294	41,489	38,509
General and administrative expenses (2)	42,474	50,976	41,360	37,634	31,107
Total operating expenses	216,125	211,548	150,247	138,402	120,115
Interest expense	(72,175)	(68,964)	(62,734)	(54,419)	(57,060)
Amortization of deferred financing fees	(2,479)	(2,207)	(1,891)	(1,442)	(1,592)
Gain on bargain purchase	—	30,561	—	—	—
Gain on acquisition of controlling interest in subsidiary	—	—	—	27,501	—
Other income, net	7,835	9,577	1,462	11,565	11,293
Gain on sale of real estate	—	5,541	254	—	22,142
(Loss) gain on extinguishment of debt	(29,153)	(2,175)	33	12,345	6,473
Impairment loss	(22,772)	(19,158)	(464)	(389)	(34,867)
Benefit (provision) for income taxes	2,503	5,064	1,724	3,109	(830)
(Loss) income from continuing operations	$(6,755)	$26,899	$6,146	$60,534	$23,137
Net (loss) income attributable to Equity One, Inc.	$(3,477)	$33,621	$25,112	$83,817	$35,008
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.16)	$0.15	$0.07	$0.75	$0.30
Net (loss) income	$(0.04)	$0.29	$0.27	$1.00	$0.46
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.16)	$0.15	$0.07	$0.74	$0.30
Net (loss) income	$(0.04)	$0.29	$0.27	$0.98	$0.46
Balance Sheet Data:
Income producing properties, net of accumulated depreciation (1)	$2,813,106	$2,552,828	$1,760,704	$1,587,718	$1,388,836
Total assets (1)	$3,502,668	$3,222,571	$2,680,562	$2,450,940	$2,034,703
Notes payable (1)	$1,592,292	$1,288,813	$1,021,762	$1,024,344	$999,418
Total liabilities (1)	$1,875,638	$1,574,565	$1,386,857	$1,362,240	$1,124,215
Redeemable noncontrolling interest	$22,551	$22,804	$3,864	$989	$989
Stockholders’ equity	$1,396,726	$1,417,316	$1,285,907	$1,064,535	$909,498
Other Data:
Funds from operations (3)	$97,660	$146,768	$92,025	$142,983	$60,377
Cash flows from:
Operating activities	$153,219	$102,626	$71,562	$96,294	$86,519
Investing activities	$(332,263)	$(44,615)	$(189,243)	$(8,287)	$51,306
Financing activities	$195,497	$(108,793)	$108,044	$(47,249)	$(133,783)
GLA (square feet) at end of period	16,941	17,178	19,925	19,456	16,417
Occupancy of core shopping center portfolio at end of period	92.1%	90.7%	90.3%	90.3%	92.1%
Dividends declared per share	$0.88	$0.88	$0.88	$1.12	$1.20

(1) Reclassified to reflect the reporting of discontinued operations.
(2) Amounts have been reclassified to conform to the 2012 presentation.
(3) We believe Funds from Operations ("FFO") (when combined with the primary GAAP presentations) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry and, in particular, REITs. The National Association of Real Estate Investment Trusts ("NAREIT") stated in its April 2002 White Paper on Funds from Operations, "Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves."
FFO, as defined by NAREIT, is "net income (computed in accordance with GAAP), excluding gains (or losses) from sales of, or impairment charges related to, depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." NAREIT states further that "adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." We believe that financial analysts, investors and stockholders are better served by the presentation of comparable period operating results generated from our FFO measure. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. In October 2011, NAREIT clarified that FFO should exclude the impact of impairment losses on depreciable operating properties, either wholly-owned or in joint ventures. We calculated FFO for all periods presented in accordance with this clarification.
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
The following table illustrates the calculation of FFO for each of the five years in the period ended December 31, 2012:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Net (loss) income attributable to Equity One, Inc.	$(3,477)	$33,621	$25,112	$83,817	$35,008
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (1)	87,456	95,254	65,735	56,057	45,586
Earnings allocated to noncontrolling interest (2)	—	9,520	—	—	—
Pro rata share of real estate depreciation from unconsolidated joint ventures	3,932	3,095	1,178	1,436	810
Impairments of depreciable real estate, net of tax (1)	25,156	9,360	—	—	—
(Gain) loss on disposal of depreciable assets, net of tax (1)(3)	(15,407)	(4,082)	—	1,673	(21,027)
Funds from operations	$97,660	$146,768	$92,025	$142,983	$60,377
 __________________________________________
(1) Includes amounts classified as discontinued operations.
(2) Represents earnings allocated to unissued shares held by LIH, which have been excluded for purposes of calculating (loss) earnings per diluted share. These amounts have been excluded from the computation of FFO for the year ended December 31, 2012 since their inclusion, and the corresponding inclusion of the unissued shares in the diluted shares, would be anti-dilutive. The computation of FFO for the year ended December 31, 2011 includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive.
(3) Includes pro rata share of unconsolidated joint ventures.

The following table reflects the reconciliation of FFO per diluted share to (loss) earnings per diluted share attributable to Equity One, Inc., the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
(Loss) earnings per diluted share attributable to Equity One, Inc.	$(0.04)	$0.29	$0.27	$0.98	$0.46
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest	0.76	0.78	0.72	0.67	0.62
Earnings allocated to noncontrolling interest (1)	—	0.08	—	—	—
Net adjustment for unvested shares (2)	0.01	(0.02)	—	0.02	—
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.03	0.03	0.01	0.02	0.01
Impairments of depreciable real estate, net of tax	0.22	0.08	—	—	—
(Gain) loss on disposal of depreciable assets, net of tax	(0.13)	(0.03)	—	0.02	(0.28)
Funds from operations per diluted share	$0.85	$1.21	$1.00	$1.71	$0.81
Weighted average diluted shares (3)	114,549	121,474	91,710	83,857	74,098
__________________________________________
(1) Represents earnings allocated to unissued shares held by LIH, which have been excluded for purposes of calculating (loss) earnings per diluted share. These amounts have been excluded from the computation of FFO for the year ended December 31, 2012 since their inclusion, and the corresponding inclusion of the unissued shares in the diluted shares, would be anti-dilutive. The computation of FFO for the year ended December 31, 2011 includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive.
(2) Represents an adjustment to compensate for the rounding of the individual calculations and to compensate for earnings allocated to unvested shares.
(3) Weighted average diluted shares used to calculate FFO per share for the year ended December 31, 2011 is higher than the GAAP diluted weighted average shares as a result of the dilutive impact of the 11.4 million joint venture units held by LIH which are convertible into our common stock, and also as a result of employee stock options. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in “Item 8. Financial Statements and Supplementary Data” of this annual report.
Overview
We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops shopping centers and retail properties located primarily in supply constrained suburban and urban communities. Our principal business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets. To achieve our objective, we lease and manage our shopping centers primarily with experienced, in-house personnel. We acquire shopping centers that either have leading anchor tenants or contain a mix of tenants that reflect the shopping needs of the communities they serve. We also develop and redevelop shopping centers, leveraging existing tenant relationships and geographic and demographic knowledge while seeking to minimize risks associated with land development.
As of December 31, 2012, our consolidated property portfolio comprised 168 properties, including 144 retail properties and six non-retail properties totaling approximately 16.9 million square feet of GLA, 11 development or redevelopment properties with approximately 2.2 million square feet of GLA upon completion, and seven land parcels. As of December 31, 2012, our core portfolio was 92.1% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.3 million square feet of GLA.
In January 2011, we closed on the acquisition of CapCo through a joint venture with LIH. At the time of the acquisition, CapCo owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA. A more complete description of this acquisition is provided in Note 5 to the consolidated financial statements included in this annual report. In December 2011, we sold 36 shopping centers, comprising 3.9 million square feet of GLA, predominantly located in the Atlanta, Tampa and Orlando markets, with additional properties located in the states of North Carolina, South Carolina, Alabama, Tennessee and Maryland.
Although the economic challenges of the past several years have affected our business, especially in leasing space to smaller shop tenants, we saw increasing interest from prospective small shop tenants in 2012 and are cautiously optimistic that this trend will continue in line with general economic conditions. The majority of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles. As of December 31, 2012, approximately 63% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarket sales have not been as affected as the sales of many other classes of retailers, and our supermarkets continue to draw traffic to these centers. We also believe the continued diversification of our portfolio, including the reinvestment of proceeds from dispositions into higher quality assets in urban markets, has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
We continue to seek opportunities to invest in our primary target markets of California, the northeastern United States, the Washington D.C. metro area, South Florida and Atlanta, Georgia. Also, we actively seek opportunities to develop or redevelop centers in urban markets with strong demographic characteristics and high barriers to entry. We expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources, and we expect to finance development and redevelopment activity primarily with our own capital resources or by issuing debt or equity.
Operating Strategies. We derive substantially all of our revenue from tenants under existing leases at our properties. In 2012, gradually improving economic conditions and our diversification into higher quality assets helped us to achieve the following lease results:

•
the signing of 207 new leases totaling approximately 719,678 square feet at an average rental rate of $17.52(1) per square foot in 2012 as compared to the prior in-place average rent of $16.48 per square foot, on a same space(2) basis, a 6.3% average rent spread;

•
the renewal and extension of 274 leases totaling 948,002 square feet at an average rental rate of $17.67(1) per square foot in 2012 as compared to the prior in-place average rent of $16.55 per square foot, on a same space(2) basis, a 6.8% average rent spread;

•	an increase in core occupancy(3) to 92.1% at December 31, 2012 from 90.7% at December 31, 2011; and

•	occupancy on a same property basis(4) increased to 91.9% at December 31, 2012 from 91.4% at December 31, 2011.
____________________________________
(1) Amount reflects the impact of tenant concessions and work to be performed by us prior to delivery of the space to the tenant.

(2) The "same space" designation is used to compare leasing terms (principally cash leasing spreads) from the prior tenant to the new/current tenant. In some cases, leases and/or premises are excluded from "same space" because the gross leasable area of the prior premises is combined or divided to form a larger or smaller, non-comparable space. Also excluded from the "same space" designation are those leases for which a comparable prior rent is not available due to the acquisition or development of a new center.
(3) Our core portfolio excludes non-retail properties, properties held in unconsolidated joint ventures and development and redevelopment properties.
(4) Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared.
In the long-term, our operating revenue is dependent on the continued occupancy of our properties, the rents that we are able to charge to our tenants and the ability of our tenants to make their rental payments. The main long-term threat to our business is our dependence on the viability of our anchor and other tenants. We believe, however, that our general operating risks are mitigated by concentrating our portfolio in high-density urban and suburban communities in major metropolitan areas, leasing to strong tenants in our markets and maintaining a diverse tenant mix.
Investment Strategies. Our investment strategy is to deploy capital in high quality investments and projects in our target markets that are expected to generate attractive, risk-adjusted returns and, at the same time, to sell assets that no longer meet our investment criteria. In 2012, this strategy resulted in:

•
the acquisition of five shopping centers located in New York, California and Connecticut representing an aggregate of approximately 520,656 square feet of GLA for an aggregate purchase price of $245.8 million, and the assumption of a related mortgage loan having a principal balance of approximately $18.8 million;

•
the acquisition of a retail condominium in New York City with approximately 18,474 square feet of GLA for a purchase price of $27.5 million, and the assumption of a related mortgage loan having a principal balance of $16.7 million;

•	the acquisition of a 1.8 acre development site located in the Bronx, New York and a related outparcel for an aggregate purchase price of $9.5 million;

•	the acquisition of a warehouse facility adjacent to one of our shopping centers in San Francisco, California with approximately 30,500 square feet of GLA for a purchase price of $5.8 million;

•	the acquisition of a 583,262 square foot shopping center in Boston, Massachusetts for $128.4 million through our joint venture with New York Common Retirement Fund ("NYCRF");

•	the sale of six non-core assets for aggregate gross proceeds of approximately $71.2 million, resulting in a net gain of $16.6 million;

•	investments of $7.5 million in two of our unconsolidated joint ventures in connection with repayments of indebtedness by those joint ventures totaling $21.1 million; and

•
a contract to acquire Westwood Complex, a 22-acre property located in Maryland, initially structured as a $95.0 million mortgage loan receivable, which was funded in 2012 and currently bears interest at 5.0% per annum.

Capital Strategies. During 2012, we financed our business using our revolving lines of credit, proceeds from an unsecured term loan, proceeds from the sale of our common stock, proceeds from the sale of unsecured senior notes, proceeds from the sale of properties mentioned above, the assumption of mortgage debt in place on acquired properties and various other activities throughout the year including:

•	the issuance of 4.1 million shares of our common stock in an underwritten public offering and concurrent private placement that raised proceeds of approximately $85.6 million;

•
the closing of a $250.0 million unsecured term loan, which matures in February 2019 and bears interest at an effective weighted average fixed interest rate of 3.17% per annum based on our current credit ratings and through the utilization of interest rate swaps;

•	the prepayment of approximately $57.0 million in mortgage debt; and

•	the issuance of $300.0 million of 3.75% unsecured senior notes due November 15, 2022, primarily to redeem our $250 million 6.25% unsecured notes due December 15, 2014.
At December 31, 2012, the aggregate outstanding balance on our revolving credit facilities was $172.0 million. As of December 31, 2012 the maximum availability under these credit facilities was approximately $496.8 million, net of outstanding letters of credit and subject to the covenants in the loan agreements.

2013 Outlook. While we expect to see continued gradual improvement in general economic conditions during 2013, the rate of economic recovery has varied across the regions in which we operate. Volatile consumer confidence, increasing competition from larger retailers, internet sales and limited access to capital have continued to pose challenges for small shop tenants, particularly in the Southeast and North and Central Florida. We believe the continued diversification of our portfolio, including the reinvestment of proceeds from dispositions into higher quality assets, should continue to help to mitigate the impact on our business of these challenges and we anticipate that our same-property portfolio occupancy will increase by 50 to 100 basis points in 2013 and our same-property net operating income (as defined in results of operations below) for 2013 will experience an increase as compared to 2012, ranging from 2% to 3%.
We have 1.7 million square feet of GLA in our core portfolio with leases expiring in 2013. We expect to achieve moderate increases in average rent spreads as we renew or re-lease these spaces.
Our financing activities during 2013 could include additional borrowings on our lines of credit, debt and/or equity offerings, creation of joint ventures with institutional partners, and the early repayment of mortgages. We ended 2012 with sufficient cash and availability under our existing unsecured revolving lines of credit to address our near term debt maturities. However, our ability to raise new capital at attractive prices through the issuance of debt and equity securities, the placement of mortgage financings, or the sale of assets will determine our capacity to invest in a manner that provides growing returns for our stockholders. We also intend to continue our capital recycling program in 2013, including the disposition of properties in our secondary markets that no longer fit our investment strategy.
In 2013, we will continue to seek opportunities to invest in our primary target markets of California, the northeastern United States, the Washington D.C. metro area, South Florida and Atlanta, Georgia. We will also look for opportunities to develop or redevelop centers in urban markets with strong demographic characteristics and with high barriers to entry. We expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources, and we expect to finance development and redevelopment activity primarily with our own capital resources or by issuing debt or equity.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to as GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenue and expenses. These estimates are prepared using our best judgment, after considering past and current events and economic conditions. In addition, certain information relied upon by us in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in “Item 1A. Risk Factors” in this annual report. We consider an accounting estimate to be critical if changes in the estimate or accrual results could have a material impact on our consolidated results of operations or financial condition.

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
Recognition of Gains from the Sales of Real Estate. We account for profit recognition on sales of real estate in accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (c) our receivable, if any, is not subject to future subordination; (d) we have transferred to the buyer the usual risks and rewards of ownership, and we do not have significant continuing involvement with the property. Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest.
Real Estate Acquisitions. We allocate the purchase price of acquired properties to land, building, improvements and intangible assets and liabilities in accordance with the Business Combinations Topic of the FASB ASC. We allocate the initial purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition. Upon acquisition of real estate operating properties, we estimate the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), assumed debt and redeemable units issued at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis. There are four categories of intangible assets and liabilities to be considered: (1) in-place leases; (2) above and below-market value of in-place leases; (3) lease origination costs and (4) customer relationships. The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases, including fixed rate renewal options, to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to depreciation expense over the estimated remaining term of the respective leases. The value of above-market and below-market in-place leases is amortized to rental revenue over the estimated remaining term of the leases. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.
In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate renewal options, to be paid pursuant to the leases and management’s estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective lease, which includes the expected renewal option period, if applicable.
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
Long-Lived Assets. We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, the fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either internal projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner or based on actual sales prices as determined by executed sales contracts, except that fair values are reduced for disposal costs. At December 31, 2012, we reviewed the operating properties and construction in progress for impairment on a property-by-property and project-by-project basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC, as we determined management's capital recycling initiatives and the fair values obtained from recent appraisals to be general indicators of impairment.
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
Investments in Joint Ventures. We strategically invest in entities that own, manage, acquire, develop and redevelop operating properties. Our partners generally are financial or other strategic institutions. We analyze our joint ventures under the FASB ASC Topics of Consolidation and Real Estate-General in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities ("VIEs") in accordance with the Consolidation Topic of the FASB ASC, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity’s economic performance include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.
We use the equity method of accounting for investments in unconsolidated joint ventures when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our consolidated balance sheets and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in our consolidated statements of operations. We derive revenue through our involvement with unconsolidated joint ventures in the form of management and leasing services and interest earned on loans and advances. We account for this revenue gross of our ownership interest in each respective joint venture and record our proportionate share of related expenses in equity in income (loss) of unconsolidated joint ventures.
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
Loans Receivable. Loans receivable include both mortgage loans and mezzanine loans and are classified as held to maturity and recorded at the stated principal amount plus allowable deferred loan costs or fees, which are amortized as an adjustment of the loan’s yield over the term of the related loan. We evaluate the collectability of both interest and principal on the loan periodically to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the proportionate value of the underlying collateral asset if applicable. Interest income on performing loans is accrued as earned.
Goodwill. Goodwill reflects the excess of the fair value of the acquired business over the fair value of net identifiable assets acquired in various business acquisitions. We account for goodwill in accordance with the Intangibles-Goodwill and Other Topic of the FASB ASC. We perform annual, or more frequently in certain circumstances, impairment tests of our goodwill. We have elected to test for goodwill impairment in November of each year. The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of each reporting unit’s (each property is considered a reporting unit) implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.
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
Discontinued Operations. The application of current accounting principles that govern the classification of any of our properties as held-for-sale on our consolidated balance sheets, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. It is not unusual for real estate sales contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC. Prior to sale, we evaluate the extent of involvement with, and the significance to us of cash flows from a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, any property sold in which we have continuing involvement or cash flows (most often sales to co-investment partnerships) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but in which we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of the Property, Plant and Equipment Topic of the FASB ASC only properties sold, or to be sold, to unrelated third parties where we will have no continuing involvement or cash flows are classified as discontinued operations. Certain prior year amounts have been reclassified to conform to the current year presentation.
Segment Information. We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast - including Georgia, Louisiana, Alabama, Mississippi, North Carolina, South Carolina and Virginia; (4) Northeast – including Connecticut, Maryland, Massachusetts and New York; (5) West Coast – including California and Arizona; and (6) Other/Non-retail – which comprises our non-retail assets.
Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." The guidance under ASU 2011-04 amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. We have incorporated the required disclosures where deemed applicable and the adoption and implementation of this ASU did not have a material impact on our results of operations, financial condition or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. In December 2011, the FASB issued ASU No. 2011-12,”Deferral of the Effective Date for Amendments

to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Reclassifications out of accumulated other comprehensive income are to be presented either on the face of the financial statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Reclassification adjustments into net income need not be presented during the deferral period. This action does not affect the requirement to present items of net income, other comprehensive income and total comprehensive income in a single continuous or two consecutive statements. The effective date for the deferred portion has not yet been determined. When adopted, the deferred portion of the guidance is not expected to materially impact our consolidated financial statements. We have incorporated the required disclosures where deemed applicable and the adoption and implementation of this ASU did not have an impact on our results of operations, financial condition or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (the revised standard)”. Under ASU No. 2011-08 companies have the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The guidance is effective for fiscal years beginning after December 15, 2011. The adoption and implementation of this ASU did not have a material impact on our results of operations, financial condition or cash flows.
In December 2011, the FASB issued ASU No. 2011-10, “Derecognition of in Substance Real Estate”. The amendments in ASU 2011-10 resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The guidance emphasizes that the accounting for such transactions is based on their substance rather than their form. The amendments in the ASU should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption and implementation of this ASU did not have a material impact on our results of operations, financial condition or cash flows.
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Under ASU 2011-11 disclosures are required to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the ASU requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not believe that the adoption of this ASU will have a material impact on our results of operations, financial condition or cash flows.
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard)". The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets, other than goodwill, for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and earlier adoption is permitted. We do not believe that the adoption of this ASU will have a material impact on our results of operations, financial condition or cash flows.
Results of Operations
We derive substantially all of our revenue from rents received from tenants under existing leases on each of our properties. This revenue includes fixed base rents, recoveries of expenses that we have incurred and that we pass through to the individual tenants and percentage rents that are based on specified percentages of tenants’ revenue, in each case as provided in the particular leases.
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

Throughout this section, we have provided certain information on a "same-property" basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the year ended December 31, 2012, we moved three properties totaling approximately 541,000 square feet out of the same property pool into redevelopment.
Net operating income ("NOI") is a non-GAAP financial measure. The most directly comparable GAAP financial measure is (loss) income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back amortization of deferred financing fees, rental property depreciation and amortization, interest expense, impairment losses and general and administrative expense, and to exclude revenue earned from management and leasing services, straight line rent adjustments, accretion of below market lease intangibles (net), gain on sale of real estate, equity in income (loss) of unconsolidated joint ventures, gain on bargain purchase and acquisition of controlling interest in subsidiary, (loss) gain on extinguishment of debt, investment income, and other income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from (loss) income from continuing operations before tax and discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with (loss) income from continuing operations before tax and discontinued operations as presented in our consolidated financial statements. NOI should not be considered as an alternative to (loss) income from continuing operations before tax and discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.
We review operating and financial data, primarily NOI, for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments into six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: South Florida, North Florida, Southeast, Northeast, West Coast and Other/Non-retail. See Part II and Note 20 in the consolidated financial statements of this annual report for more information about our business segments, recent changes in segment structure, and the geographic diversification of our portfolio of properties, and for a reconciliation of NOI to (loss) income from continuing operations before tax and discontinued operations for the fiscal years 2012, 2011 and 2010.
Same-Property NOI and Occupancy Information
Same-property NOI increased by $5.2 million, or 3.3%, for the year ended December 31, 2012. The increase in same-property NOI for the year ended December 31, 2012 was primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements) and contractual rent increases and a decrease in bad debt expense.

Same-property net operating income is reconciled to net operating income as follows:

	For the year ended December 31,
	2012	2011
	(In thousands)
Same-property net operating income	$163,795	$158,619
Adjustments (1)	(569)	385
Same-property net operating income before adjustments	$163,226	$159,004
Non same-property net operating income	51,867	27,203
Less: Properties included in the same property pool but shown as discontinued operations in the consolidated statement of operations	(6,360)	(6,217)
Net operating income (2)	$208,733	$179,990
___________________________________________________
(1) Includes adjustments for items that affect the comparability of the same property results. Such adjustments include: common area maintenance costs related to a prior period, revenue and expenses associated with outparcels sold, settlement of tenant disputes, or other similar matters that affect comparability.
(2) A reconciliation of net operating income to (loss) income from continuing operations before tax and discontinued operations is provided in Note 20 to the consolidated financial statements included in this annual report, which is incorporated herein by reference.
Same-property net operating income by geographical segment was as follows:

	For the year ended December 31,
	2012	2011

South Florida	$51,144	$49,876
North Florida	28,114	27,665
Southeast	38,048	37,159
Northeast	15,949	15,787
West Coast	30,540	28,132
Same-property net operating income	$163,795	$158,619
The following table reflects our same-property occupancy and same-property GLA (in square feet) information by segment as of December 31:

	Occupancy			GLA as of
	2012	2011	% Change	December 31, 2012
				(In thousands)
South Florida	92.9%	92.3%	0.6%	4,420
North Florida	88.1%	86.9%	1.2%	3,098
Southeast	90.4%	90.8%	(0.4)%	4,800
Northeast	98.6%	98.4%	0.2%	1,396
West Coast	94.6%	92.7%	1.9%	2,037
Same-property shopping center portfolio occupancy	91.9%	91.4%	0.5%	15,751
Non-retail	73.2%	74.8%	(1.6)%	415
				16,166

Comparison of the Year Ended December 31, 2012 to 2011
The following summarizes certain line items from our audited consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in 2012 as compared to the same period in 2011:

	For the year ended December 31,
	2012	2011	% Change
	(In thousands)
Total revenue	$325,611	$280,208	16.2%
Property operating expenses	87,645	79,126	10.8%
Rental property depreciation and amortization	86,006	81,446	5.6%
General and administrative expenses	42,474	50,976	(16.7)%
Investment income	7,248	4,342	66.9%
Equity in income of unconsolidated joint ventures	542	4,829	(88.8)%
Interest expense	72,175	68,964	4.7%
Gain on bargain purchase	—	30,561	NM*
Gain on sale of real estate	—	5,541	NM*
Loss on extinguishment of debt	29,153	2,175	NM*
Impairment loss	22,772	19,158	18.9%
Income tax benefit of taxable REIT subsidiaries	2,503	5,064	(50.6)%
Income from discontinued operations	13,980	16,319	(14.3)%
Net income	7,225	43,218	(83.3)%
Net (loss) income attributable to Equity One, Inc.	(3,477)	33,621	(110.3)%
___________
* NM = not meaningful
Total revenue increased by $45.4 million, or 16.2%, to $325.6 million in 2012 from $280.2 million in 2011. The increase is primarily attributable to the following:

•	an increase of approximately $40.4 million associated with properties acquired in 2012 and 2011;

•	a net increase of $3.5 million in same-property revenue due to increased occupancy, higher percentage rent, and an increase in expense recovery income primarily due to higher recoverable expenses;

•	an increase of approximately $2.4 million in revenue related to development and redevelopment projects which were under construction in 2011 but were income producing in 2012; and

•
an increase of approximately $435,000 related to management and leasing fees earned from our joint venture with NYCRF relating to its property acquisition and financing activities in late 2011 and early 2012; partially offset by

•	a decrease of $1.3 million related to assets sold to our NYCRF joint venture in 2011.
Property operating expenses increased by $8.5 million, or 10.8%, to $87.6 million in 2012 from $79.1 million in 2011. The increase primarily consisted of the following:

•	an increase of approximately $9.5 million associated with properties acquired in 2012 and 2011;

•	an increase of approximately $525,000 related to a legal settlement in the first quarter of 2012; and

•	an increase of $135,000 in operating expenses at various development and redevelopment project sites that were under construction in 2012; partially offset by

•
a net decrease of approximately $1.2 million in same-property expenses primarily attributable to lower bad debt expense and external management fees, partially offset by increased insurance expense and real estate taxes; and

•	a decrease of $390,000 in expenses related to assets sold to our NYCRF joint venture in 2011.
Rental property depreciation and amortization increased by $4.6 million, or 5.6%, to $86.0 million for 2012 from $81.4 million in 2011. The increase was primarily related to the following:

•	an increase of approximately $12.5 million related to depreciation on properties acquired in 2012 and 2011; and

•
an increase of approximately $3.4 million related to new depreciable assets added during 2011 and 2012 and accelerated depreciation of assets razed as part of redevelopment projects; partially offset by

•	a net decrease of approximately $6.6 million primarily related to assets fully depreciated in 2011 as a result of tenant vacancies;

•	a decrease of approximately $4.2 million due to assets becoming fully depreciated during 2012 and 2011; and

•	a decrease of $525,000 due to the disposition of assets sold to our NYCRF joint venture in 2011.
General and administrative expenses decreased by $8.5 million, or 16.7%, to $42.5 million for 2012 from $51.0 million in 2011. The decrease in 2012 was primarily related to the following:

•
a decrease of approximately $5.6 million related to legal, consulting, and other costs associated with acquisitions, dispositions and the exploration of other potential transactions, primarily related to transactions completed in 2011;

•	a decrease of approximately $2.0 million due to a legal settlement in 2011;

•	a decrease of approximately $1.0 million in severance primarily due to amounts paid to former CapCo employees in 2011; and

•	a decrease of approximately $330,000 due to lower leasing costs and leasing commissions; partially offset by

•	a net increase in professional services fees and office operational costs of approximately $200,000 primarily due to information technology consulting services; and

•
an increase of $120,000 in fees paid to directors as a result of the grant and acceleration of restricted stock awards to a retiring director and higher stock compensation expense for 2012 grants to directors.

We recorded investment income of $7.2 million in 2012 compared to $4.3 million in 2011. The increase was due to interest income from mortgage loan investments made in 2011 and 2012; partially offset by a decrease in interest earned on bridge loans made to unconsolidated joint ventures that were repaid in 2011.
We recorded equity in income of unconsolidated joint ventures of $542,000 in 2012 compared to $4.8 million in 2011. The decrease was primarily a result of the sale of Pacific Financial Center by an unconsolidated joint venture in the third quarter of 2011 and lower income recognized in the joint ventures due to tenants vacating and associated accelerated depreciation of tenant specific assets.
Interest expense increased by $3.2 million, or 4.7%, to $72.2 million in 2012 from $69.0 million in 2011. The increase was primarily attributable to the following:

•	an increase of approximately $6.8 million associated with the $250.0 million term loan that was entered into in 2012; and

•	an increase of approximately $2.4 million primarily associated with mortgage assumptions in 2012 and 2011 related to acquisitions; partially offset by

•	a decrease of approximately $3.6 million associated with lower mortgage interest due to mortgages paid off during 2012 and 2011; and

•	a decrease of $2.4 million due to higher capitalized interest as a result of major development projects.
The gain on bargain purchase of $30.6 million recognized in 2011 was generated from our acquisition of a controlling interest in CapCo. No comparable amounts are included in 2012.
We recorded a gain on sale of real estate of $5.5 million in 2011 attributable to additional consideration earned related to the sale of an outparcel to our GRI-EQY I, LLC joint venture, resulting in a gain of approximately $3.6 million, the sale of two operating properties to our joint venture with NYCRF resulting in a gain of approximately $971,000, and the sale of two outparcels to unrelated third parties resulting in a gain of approximately $967,000.
In 2012, we recognized a loss on early extinguishment of debt of $29.2 million, primarily consisting of a make-whole premium and deferred fees and costs of $29.6 million associated with the redemption of all of our $250 million 6.25% unsecured senior notes, which were scheduled to mature on December 15, 2014. During 2011, we prepaid $146.8 million principal amount of our mortgages (excluding the Serramonte mortgage that was repaid at the closing of the CapCo transaction) and recognized a net loss from early extinguishment of debt related to continuing operations of approximately $2.2 million.
We recorded impairment losses in continuing operations for 2012 and 2011 of approximately $22.8 million and $19.2 million, respectively. The 2012 impairment loss consisted of $22.2 million of impairment charges related to land held for development and income producing properties and $525,000 in goodwill impairment losses associated with properties primarily in the Southeast and North Florida regions. The 2011 impairment loss included $18.2 million of impairments related to land held for development and income producing properties and $1.0 million of goodwill impairment losses associated with properties primarily in the Southeast and South Florida regions.

We recorded income tax benefits from continuing operations for 2012 of $2.5 million compared to $5.1 million for 2011. The tax benefits in 2012 and 2011 were primarily due to impairment losses recorded by our taxable REIT subsidiaries.
For 2012, we recorded net income from discontinued operations of $14.0 million compared to net income of $16.3 million for 2011. The decrease is primarily attributable to the following:

•	an income tax benefit of $29.6 million relating to properties that were sold in 2011 with no comparable benefit in 2012; and

•	a decrease of $16.5 million in operating income from sold or held-for-sale properties; partially offset by

•	a decrease of $31.5 million in impairment losses on assets held for sale; and

•	an increase of $12.2 million related to net gains from the disposition of operating properties.
As a result of the foregoing, net income decreased by $36.0 million to $7.2 million for 2012 from $43.2 million in 2011. Net (loss) income attributable to Equity One, Inc. decreased by $37.1 million to a loss of $3.5 million for 2012 compared to income of $33.6 million in 2011.
Comparison of the Year Ended December 31, 2011 to 2010
The following summarizes certain line items from our audited consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in 2011 as compared to the same period in 2010:

	For the year ended December 31,
	2011	2010	% Change
	(In thousands)
Total revenue	$280,208	$218,009	28.5%
Property operating expenses	79,126	60,593	30.6%
Rental property depreciation and amortization	81,446	48,294	68.6%
General and administrative expenses	50,976	41,360	23.2%
Investment income	4,342	930	366.9%
Equity in income (loss) of unconsolidated joint ventures	4,829	(116)	NM*
Interest expense	68,964	62,734	9.9%
Gain on bargain purchase	30,561	—	NM*
Gain on sale of real estate	5,541	254	NM*
(Loss) gain on extinguishment of debt	(2,175)	33	NM*
Impairment loss	(19,158)	(464)	NM*
Income tax benefit of taxable REIT subsidiaries	5,064	1,724	193.7%
Income from discontinued operations	16,319	18,273	(10.7)%
Net income	43,218	24,419	77.0%
Net income attributable to Equity One, Inc.	33,621	25,112	33.9%
___________
 * NM = not meaningful
Total revenue increased by $62.2 million, or 28.5%, to $280.2 million in 2011 from $218.0 million in 2010. The increase is primarily attributable to the following:

•	an increase of approximately $64.2 million associated with properties acquired in 2010 and 2011; and

•
an increase of approximately $730,000 associated with management, leasing and asset management services provided to our joint ventures, including an acquisition fee of approximately $310,000 related to our then new joint venture with NYCRF; partially offset by

•	a net decrease of approximately $2.0 million related to various development and redevelopment projects which were under construction in 2011 or 2010;

•	a decrease of $410,000 in same-property revenue due to lower occupancy and the impact of rent concessions and abatements; and

•	a decrease of $380,000 due to properties contributed to our joint venture with NYCRF.

Property operating expenses increased by $18.5 million, or 30.6%, to $79.1 million in 2011 from $60.6 million in 2010. The increase primarily consisted of the following:

•	an increase of approximately $19.1 million associated with properties acquired in 2011 and 2010; and

•	an increase of approximately $300,000 related to higher snow removal costs; partially offset by

•	a net decrease of approximately $900,000 in same-property and land expenses, primarily attributable to lower real estate taxes.
Rental property depreciation and amortization increased by $33.2 million, or 68.6%, to $81.4 million for 2011 from $48.3 million for 2010. The increase was primarily related to the following:

•	an increase of approximately $28.3 million related to depreciation on properties acquired in 2011 and 2010; and

•	an increase of approximately $4.9 million related to accelerated depreciation recognized in 2011 related to tenant vacancies.
General and administrative expenses increased by $9.6 million, or 23.2%, to $51.0 million in 2011 from $41.4 million in 2010. The increase was primarily related to the following:

•
an increase of approximately $3.4 million due to additional personnel related costs, in part, resulting from the acquisition of CapCo and compensation expense related to a long-term share based incentive plan established in the first quarter of 2011 for certain executives;

•	an increase of approximately $2.0 million due to a legal settlement;

•	an increase of approximately $1.9 million related to legal, consulting, and other costs associated with our acquisitions and dispositions in 2011 and the exploration of other potential transactions;

•	an increase of approximately $1.4 million in office operating expenses primarily due to higher office rent and technical support attributable to our then new offices in New York and California; and

•	an increase of approximately $1.0 million in severance costs primarily related to former CapCo employees.
We recorded investment income of $4.3 million in 2011 compared to $930,000 in 2010. The increase was primarily related to interest earned on bridge loans made to unconsolidated joint ventures and on a mortgage loan investment made in 2011.
We recorded equity in income of unconsolidated joint ventures of $4.8 million in 2011 compared to a net loss of $116,000 in 2010. The increase is primarily due to the sale of Pacific Financial Center resulting in a gain of $4.3 million, new unconsolidated joint ventures formed in December 2010 and the unconsolidated joint ventures acquired as part of the CapCo transaction in 2011.
Interest expense increased by $6.2 million, or 9.9% to $69.0 million in 2011 from $62.7 million in 2010. The increase is primarily attributable to the following:

•	an increase of approximately $8.3 million primarily associated with mortgage assumptions in 2010 and 2011 related to acquisitions; and

•
an increase of approximately $2.3 million associated with higher interest expense due to a higher average balance outstanding under our line of credit and bank fees incurred in connection with the extension and expansion of our line of credit; partially offset by

•	a decrease of approximately $4.4 million associated with lower mortgage interest due to mortgages paid off during 2010 and 2011.
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
We recorded a gain on sale of real estate of $5.5 million for 2011 compared to $254,000 in 2010. The 2011 gain is attributable to additional consideration earned related to the sale of an outparcel to our GRI-EQY I, LLC joint venture resulting in a gain of approximately $3.6 million, the sale of two operating properties to our joint venture with NYCRF resulting in a gain of approximately $971,000, and the sale of two outparcels to unrelated third parties resulting in a gain of approximately $967,000. The 2010 gain was primarily related to the disposition of two undeveloped land parcels to unrelated third parties.
During 2011, we prepaid $146.8 million principal amount of our mortgages (excluding the Serramonte mortgage that was repaid at the closing of the CapCo transaction) and recognized a net loss from early extinguishment of debt related to continuing operations of $2.2 million. During 2010, we prepaid $61.2 million principal amount of our mortgages and recognized a net gain from early extinguishment of debt of $33,000.
We recorded impairment losses in continuing operations in 2011 and 2010 of approximately $19.2 million and $464,000, respectively. The 2011 impairment loss included $18.2 million of impairments related to land held for development and income producing properties and $1.0 million of goodwill impairment losses associated with properties primarily in the Southeast and South Florida regions. The 2010 impairment loss was attributable to goodwill impairments.
We recorded income tax benefits from continuing operations for 2011 and 2010 of $5.1 million and $1.7 million, respectively. The increase in tax benefit was primarily due to tax benefits resulting from impairment losses recorded by our taxable REIT subsidiaries and an increase in the net operating losses of these subsidiaries.
For 2011, we recorded net income from discontinued operations of $16.3 million compared to net income of $18.3 million for 2010. The decrease is primarily attributable to the following:

•	an increase of $38.0 million in impairment losses for assets held for sale; partially offset by

•	an increase in tax benefits of $27.5 million primarily attributable to the reversal of a deferred tax liability associated with properties held for sale by our taxable REIT subsidiaries;

•	an increase of $6.3 million in operating income from sold or held-for-sale properties; and

•	an increase of $2.2 million related to net gains from sales of 42 operating properties and two operating land outparcels.
As a result of the foregoing, net income increased by $18.8 million, to $43.2 million for 2011 from $24.4 million in 2010. Net income attributable to Equity One, Inc. increased by $8.5 million to $33.6 million for 2011 compared to $25.1 million in 2010.
Reportable Segments
The following tables set forth the financial information relating to our operations presented by segments:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue:
South Florida	$91,398	$86,203	$87,150
North Florida	43,944	45,973	44,500
Southeast	47,694	46,654	46,739
Northeast	53,197	35,997	30,387
West Coast	67,583	48,940	—
Non-retail	2,788	2,846	903
Total segment revenue	$306,604	$266,613	$209,679
Add:
Straight line rent adjustment	3,837	2,377	2,018
Accretion of below market lease intangibles, net	12,681	8,931	4,755
Management and leasing services	2,489	2,287	1,557
Total revenue	$325,611	$280,208	$218,009

Net operating income (NOI):
South Florida	$61,577	$57,008	$56,741
North Florida	30,877	31,772	31,028
Southeast	33,685	32,574	32,854
Northeast	36,639	25,608	21,905
West Coast	44,597	31,921	—
Non-retail	1,358	1,107	150
Total NOI	$208,733	$179,990	$142,678

For a reconciliation of NOI to (loss) income from continuing operations before tax and discontinued operations, see Note 20 to the consolidated financial statements included in this annual report, which is incorporated herein by reference.
Fiscal year 2012 compared to Fiscal year 2011 – Segments
South Florida: Revenue increased by 6.0%, or $5.2 million, to $91.4 million for 2012 from $86.2 million for 2011. NOI for South Florida increased by 8.0%, or $4.6 million, to $61.6 million for 2012 from $57.0 million for 2011. Revenue increased due to our acquisition of Aventura Square, increased occupancy and higher rent from contractual rent increases and new rent commencements, as well as an increase in percentage rent primarily from anchor tenants. These increases in revenue were partially offset by decreases in revenue due to the sale of two properties to our NYCRF joint venture during 2011 and lower lease termination fees received in 2012. The increase in NOI was a result of our acquisition of Aventura Square and increased rental revenue, partially offset by the sale of two properties to our NYCRF joint venture.
North Florida: Revenue decreased by 4.4%, or $2.0 million, to $43.9 million for 2012 from $46.0 million for 2011. NOI decreased by 2.8%, or $895,000, to $30.9 million for 2012 from $31.8 million for 2011. Revenue decreased due to a decline in occupancy at our properties under redevelopment, higher lease termination fees received in 2011, lower percentage rent and a decrease in expense recovery income resulting from lower recoverable operating expenses. The decrease in NOI was a result of the decrease in revenue, partially offset by decreases in recoverable operating expenses, bad debt expense and real estate tax expense.
Southeast: Revenue increased by 2.2%, or $1.0 million, to $47.7 million for 2012 from $46.7 million for 2011. NOI increased by 3.4%, or $1.1 million, to $33.7 million for 2012 from $32.6 million for 2011. The increase in revenue was primarily a result of higher minimum rent from new rent commencements and contractual rent increases, and higher expense recovery income due to an increase in expense recovery ratios. The increase in NOI was a result of the increased revenue, lower non-retail property operating expenses, and lower bad debt expense.
Northeast: Revenue increased by 47.8%, or $17.2 million, to $53.2 million for 2012 from $36.0 million for 2011. NOI increased by 43.1%, or $11.0 million, to $36.6 million for 2012 from $25.6 million for 2011. The increase in both revenue and NOI was primarily a result of our 2011 and 2012 acquisitions of Compo Acres, Danbury Green, Southbury Green, Post Road Plaza, 90-30 Metropolitan, 161 W. 16th Street, Clocktower Plaza and 1225-1239 Second Avenue and rent commencements associated with the opening of The Gallery at Westbury Plaza as well as those at our same site properties. The increase in NOI from acquisitions was partially offset by an increase in non-recoverable property operating expenses due primarily to the settlement of a tenant dispute during 2012 which resulted in a $525,000 expense in the first quarter of 2012.
West Coast: Revenue increased by 38.1%, or $18.6 million, to $67.6 million for 2012 from $48.9 million for 2011. NOI increased by 39.7%, or $12.7 million, to $44.6 million for 2012 from $31.9 million for 2011. The increase in revenue was primarily attributable to our acquisitions of Culver Center, Potrero, Ralph's Circle Center, Von's Circle Center and Circle Center West, new rent commencements and an increase in expense recovery income resulting from higher recoverable operating expenses and increased occupancy. The increase in NOI was primarily attributable to our acquisitions and increased revenue, partially offset by higher operating expenses and real estate taxes.
Non-retail: Revenue decreased by $58,000 to $2.8 million for 2012 from $2.8 million for 2011. NOI increased by $251,000 to $1.4 million for 2012 from $1.1 million for 2011. The decrease in revenue was primarily due to lower expense recovery income. The increase in NOI was due to a decrease in operating expenses, partially offset by the decrease in revenue.
Fiscal year 2011 compared to Fiscal year 2010 – Segments
South Florida: Revenue decreased by 1.1%, or $947,000, to $86.2 million for 2011 from $87.2 million for 2010. NOI for South Florida increased by 0.5%, or $267,000, to $57.0 million for 2011 from $56.7 million for 2010. Revenue decreased due to higher lease termination fees received in 2010, a slight decrease in occupancy and a decrease in expense recovery income in 2011 due to a decrease in recoverable expenses, partially offset by an increase in revenue from property acquisitions and a decrease in rent concessions. The slight increase in NOI was as a result of NOI from property acquisitions, a decrease in recoverable expenses, a decrease in bad debt expense and tenant related legal expenses partially offset by the decrease in revenue.
North Florida: Revenue increased by 3.3%, or $1.5 million, to $46.0 million for 2011 from $44.5 million for 2010. NOI increased by 2.4%, or $744,000, to $31.8 million for 2011 from $31.0 million for 2010. The increase in revenue was due to higher minimum rent as a result of prior year acquisitions and higher lease termination fees received in 2011. The increase in NOI was a result of the effect of prior year acquisitions and a decrease in tenant related legal expenses, partially offset by higher bad debt expense and real estate taxes.
Southeast: Revenue decreased by 0.2%, or $85,000, to $46.7 million for 2011 from $46.7 million for 2010. NOI decreased by 0.9%, or $280,000, to $32.6 million for 2011 from $32.9 million for 2010. The decrease in revenue was due to lower minimum rent and expense recovery income related to a property under redevelopment; partially offset by an increase in occupancy from our same site properties. The decrease in NOI was a result of the decrease in revenue and higher bad debt expense.
Northeast: Revenue increased by 18.5%, or $5.6 million, to $36.0 million for 2011 from $30.4 million for 2010. NOI increased by 16.9%, or $3.7 million, to $25.6 million for 2011 from $21.9 million for 2010. The increase in both revenue and NOI was primarily a result of contractual rent increases and property acquisitions in both 2010 and 2011.
West Coast: Revenue and NOI were $48.9 million and $31.9 million, respectively, for 2011. All of our West Coast properties were acquired in 2011.
Non-retail: Revenue increased by $1.9 million to $2.8 million for 2011 from $903,000 for 2010. NOI increased by $1.0 million to $1.1 million for 2011 from $150,000 for 2010. The increases are primarily due to the acquisition of additional non-retail properties in connection with the CapCo acquisition in 2011.
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
As of December 31, 2012, we had approximately $27.4 million of cash and cash equivalents available. In addition, we had two revolving credit facilities providing for borrowings of up to $590.0 million of which $496.8 million was available to be drawn based on financial covenants contained in those facilities. As of December 31, 2012, we had $172.0 million drawn under our $575.0 million credit facility, which bore interest at 1.77% at such date, and had no borrowings outstanding under our $15.0 million credit facility.
During 2013, we have approximately $30.7 million in debt maturities in addition to normal recurring principal amortization payments. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and cash equivalents, revolving credit facilities, and cash from property dispositions will be used to fund prospective acquisitions as well as our debt maturities and normal operating expenses. Subsequent to year end, we closed on the sale of eight properties located in the Southeast and North Florida regions for a purchase price of $81.3 million and concurrently prepaid $2.8 million in mortgage loans, which bore interest at 6.85%. The operations of these properties are included in discontinued operations in the accompanying consolidated financial statements for all the periods presented and the related assets and liabilities are presented as held for sale in our consolidated balance sheets at December 31, 2012 and 2011.
In October 2012, we entered into a contract to acquire the Westwood Complex, a 22-acre property located in Maryland, consisting of 214,767 square feet of retail space, a 211,020 square foot apartment building and a 62-unit assisted living facility. The transaction was initially structured as a $95.0 million mortgage loan receivable, which was funded in October 2012 and currently bears interest at 5.0% per annum, and will be completed with an outright purchase of the property for $140.0 million with an anticipated closing prior to January 2014. We anticipate financing the remaining $45.0 million (which represents the portion not financed by the mortgage investment) with cash on hand, proceeds from dispositions and through the use of our lines of credit.
As part of our strategy to upgrade and diversify our portfolio and recycle our existing capital, we are currently evaluating opportunities to sell 26 non-core properties, of which nine properties are under contract for an estimated gross sales price of approximately $61.0 million.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. At December 31, 2012, we had invested approximately $169.6 million in development or redevelopment projects at various stages of completion and anticipate these projects will require an additional $91.5 million to complete, based on our current plans and estimates, and which we anticipate will be expended over the next three years.
Historically, we have funded these requirements through a combination of sources that were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.
The following is a summary of our 2012 financing and investing initiatives completed during the year:

•	Equity Offering. We issued 4.1 million shares of our common stock in an underwritten public offering and concurrent private placement that raised proceeds of approximately $85.6 million;

•
Debt. We closed on a $250.0 million unsecured term loan, which matures in February 2019 and bears interest at an effective weighted average fixed interest rate of 3.17% per annum based on our current credit ratings and through the utilization of interest rate swaps. We issued $300.0 million of 3.75% unsecured senior notes due November 15, 2022, primarily to redeem our $250 million 6.25% unsecured notes due December 15, 2014. We prepaid $57.0 million in mortgage debt as of December 31, 2012;

•	Property Sales. We sold six non-core assets generating proceeds of $71.2 million;

•
Property Acquisitions. We acquired nine properties for an aggregate purchase price of $288.5 million, which included approximately $35.5 million in assumed mortgages, with interest rates between 5.37% and 6.33% per annum;

•
Unconsolidated Joint Ventures. On January 26, 2012, our NYCRF joint venture made an $18.5 million mortgage loan secured by a newly developed shopping center. In addition to the loan made by the joint venture, we provided a mezzanine loan indirectly secured by the shopping center in the amount of $19.3 million. In December 2012, our NYCRF joint venture exercised a purchase option to acquire the shopping center for $128.4 million and the mezzanine loan of $19.3 million was repaid in connection with the joint venture's purchase of the property. Additionally, we made investments of $7.5 million in two of our unconsolidated joint ventures in connection with repayments of indebtedness by those joint ventures totaling $21.1 million; and

•	Loans Receivable. In October 2012, we entered into a contract to acquire a 22-acre property located in Maryland initially structured as a $95.0 million mortgage loan receivable as described above.
The following significant financing and investment activities have taken place subsequent to December 31, 2012: (i) we closed on the sale of eight properties located in the Southeast and North Florida regions for a purchase price of $81.3 million and (ii) concurrently prepaid $2.8 million in mortgage loans, which bore interest at 6.85%.
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

	For the year ended December 31,
	2012	2011	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$153,219	$102,626	$50,593
Net cash used in investing activities	$(332,263)	$(44,615)	$(287,648)
Net cash provided by (used in) financing activities	$195,497	$(108,793)	$304,290
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $153.2 million for 2012 compared to $102.6 million for 2011. The increase of $50.6 million is primarily attributable to cash from the operations of our properties including properties acquired during 2011 and 2012 and the opening of The Gallery at Westbury and to a lesser extent an increase in investment income.
Net cash used in investing activities was $332.3 million for 2012 compared with $44.6 million for 2011. Investing activities during 2012 consisted primarily of: acquisitions of income producing properties of $243.5 million, net of debt assumed; $114.3 million related to an investment made in loans receivable; additions to income producing properties and construction in progress of $85.3 million; and investments in joint ventures of $26.4 million; partially offset by a decrease in cash held in escrow of $91.6 million; $42.0 million of proceeds related to the sale of real estate and rental properties; and repayment of a loan receivable of $19.3 million. Cash used by investing activities for 2011 primarily consisted of: acquisitions of income producing properties for $279.1 million, net of debt assumed; an increase in cash held in escrow of $91.6 million; additions to income producing properties and construction in progress of $59.5 million; an investment made in a mezzanine loan of $45.1 million; and investment in joint ventures of $15.0 million; partially offset by $399.4 million of proceeds related to the sale of real estate and rental properties; repayments of advances to joint ventures of $34.9 million and distributions from joint ventures of $18.8 million.
Net cash provided by financing activities totaled $195.5 million for 2012 compared with net cash used by financing activities of $108.8 million for 2011. During 2012, $296.8 million in cash was provided by the issuance of unsecured senior notes with a principal amount of $300.0 million; borrowings under the new term loan of $250.0 million; proceeds from the issuance of common stock of $85.0 million, net of stock issuance costs; and borrowings under the revolving credit facilities of $34.0 million. The largest cash outflows for 2012 related to repayment of senior debt of $287.8 million; the payment of $102.1 million in dividends; prepayments and repayments of $66.2 million in principal amount of mortgage debt; and $10.0 million of distributions to noncontrolling interests. In 2011, cash was used by repayments of $246.9 million in principal amount of mortgage debt, the payment of $98.8 million in dividends and distributions to noncontrolling interests totaling $11.4 million, partially offset by net cash proceeds of $115.4 million from the issuance of common stock, net of stock issuance costs, and net borrowings under our revolving credit facilities of $138.0 million.
Contractual Commitments. The following tables provide a summary of our fixed, non-cancelable obligations as of December 31, 2012:

	Payments due by period
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Mortgage notes payable:
Scheduled amortization	$84,710	$7,944	$7,675	$7,572	$7,247	$6,580	$47,692
Balloon payments	357,264	30,069	6,509	54,462	120,876	64,000	81,348
Total mortgage obligations	441,974	38,013	14,184	62,034	128,123	70,580	129,040
Unsecured revolving credit facilities	172,000	—	—	172,000	—	—	—
Unsecured senior notes	731,136	—	—	107,505	105,230	218,401	300,000
Term loan	250,000	—	—	—	—	—	250,000
Total unsecured obligations	1,153,136	—	—	279,505	105,230	218,401	550,000
Construction commitments	91,543	61,844	24,699	5,000	—	—	—
Operating leases (1)	24,188	1,219	1,191	1,156	1,082	1,074	18,466
Purchase contracts (2)	45,000	—	45,000	—	—	—	—
Total contractual obligations (3)	$1,755,841	$101,076	$85,074	$347,695	$234,435	$290,055	$697,506

_______________________________________________
(1) During the third quarter of 2012, we acquired Darinor Plaza, which is subject to a ground lease that expires in 2076.
(2) In October 2012, we entered into a contract to acquire a 22-acre property located in Maryland. The transaction is initially structured as a $95.0 million mortgage loan receivable, which was funded, and will be completed with an outright purchase of the property for $140.0 million, requiring an additional funding of $45.0 million, with an anticipated closing prior to January 2014.
(3) Excludes our proportionate share of unconsolidated joint venture indebtedness. See further discussion in Off-Balance Sheet Arrangements section below.

Our debt level could subject us to various risks, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, and the risk that the resulting reduction in financial flexibility could inhibit our ability to develop or improve our rental properties, withstand downturns in our rental income, or take advantage of business opportunities. In addition, because we currently anticipate that only a portion of the principal of our indebtedness will be repaid prior to maturity, it is expected that it will be necessary to refinance the majority of our debt. Accordingly, there is a risk that such indebtedness will not be able to be refinanced or that the terms of any refinancing will not be as favorable as the terms of our current indebtedness. For more information, see the risks described in Item 1A - “Risk Factors” in this annual report.
The following table sets forth certain information regarding future interest obligations on outstanding debt as of December 31, 2012:

	Payments due by period
Interest Obligations	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Mortgage notes	$119,395	$26,336	$24,213	$21,205	$16,843	$10,108	$20,690
Unsecured senior notes	210,836	36,700	36,700	35,737	29,343	17,043	55,313
Total interest obligations	$330,231	$63,036	$60,913	$56,942	$46,186	$27,151	$76,003

Indebtedness. The following table sets forth certain information regarding our indebtedness as of December 31, 2012:

Property	Balance at December 31, 2012	Rate		Maturity date		Balance Due at Maturity
	(In thousands)					(In thousands)
Mortgage Debt
Brawley Commons	$6,534	6.250%		7/1/2013		$6,485
Buckhead Station	24,166	6.880%		9/1/2013		23,584
South Point	6,924	5.720%		7/10/2014		6,509
Southbury Green	21,000	5.200%		1/5/2015		21,000
Davis Marketplace	16,164	6.250%		2/19/2015		15,650
Darinor Plaza	18,658	5.370%		5/1/2015		17,811
Danbury Green	24,700	5.850%		1/5/2016		24,700
1225 Second Avenue	16,655	6.325%		6/1/2016		15,903
Glengary Shoppes	16,079	5.750%		6/11/2016		15,085
Magnolia Shoppes	13,807	6.160%		7/11/2016		12,863
Willows Shopping Center	55,245	5.900%		10/11/2016		52,325
Culver Center	64,000	5.580%		5/6/2017		64,000
Sheridan Plaza	61,488	6.250%		10/10/2018		54,754
Danville-San Ramon Medical Plaza	13,401	6.900%		3/15/2019		11,985
1175 Third Avenue	7,001	7.000%		5/1/2019		5,157
BridgeMill	7,528	7.940%		5/5/2021		3,761
Westport Plaza	3,890	7.490%		8/1/2023		1,221
Aventura Square / Oakbrook Square / Treasure Coast Plaza	25,944	6.500%		2/28/2024		—
Webster Plaza	7,070	8.070%		8/15/2024		2,793
Vons Circle Center	10,793	5.200%		10/10/2028		—
Copps Hill Plaza	18,109	6.060%		1/1/2029		—
Total mortgage debt excluding mortgage debt associated with assets held for sale (21 loans outstanding)	439,156	6.09%	(1)	4.35	years	355,586

Mortgage Debt Associated with Assets Held for Sale
Mableton Crossing	2,818	6.850%		8/15/2018		1,677
Total mortgage debt on held for sale	2,818	6.85%	(1)	5.62	years	1,677
Total Mortgage Debt (22 loans outstanding)	$441,974	6.09%	(1)	4.35	years	$357,263
______________________________
(1) Weighted average interest rates are calculated based on term to maturity and includes scheduled principal amortization.

The weighted average interest rate of the mortgage notes payable at December 31, 2012 and 2011 was 6.09% and 6.14%, respectively, excluding the effects of any discount or premium.
Our outstanding unsecured senior notes at December 31, 2012 consisted of the following:

Unsecured senior notes payable	Balance at December 31, 2012	Rate		Maturity date		Balance Due at Maturity
	(In thousands)					(In thousands)
5.375% senior notes	$107,505	5.375%		10/15/2015		$107,505
6.00% senior notes	105,230	6.000%		9/15/2016		105,230
6.25% senior notes	101,403	6.250%		1/15/2017		101,403
6.00% senior notes	116,998	6.000%		9/15/2017		116,998
3.75% senior notes	300,000	3.750%		11/15/2022		300,000
Total unsecured senior notes payable	$731,136	5.02%	(1)	6.35	years	$731,136
____________________________
(1) Weighted average interest rates are calculated based on term to maturity and includes scheduled principal amortization.
The weighted average interest rate of the unsecured senior notes at December 31, 2012 and 2011 was 5.02% and 6.06%, respectively, excluding the effects of any discount or premium.
Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. The facility bears interest at applicable LIBOR plus a margin of 1.00% to 1.85%, depending on the credit ratings of our unsecured senior notes. The facility also includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.175% to 0.45% per annum depending on the credit ratings of our unsecured senior notes. At December 31, 2012, the interest rate margin applicable to amounts outstanding under the facility was 1.55% per annum and the facility fee was 0.30% per annum. The facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $50.0 million swing line facility for short term borrowings, a $50.0 million letter of credit commitment and a $61.3 million multicurrency subfacility. The facility expires on September 30, 2015, with a one year extension at our option. The facility contains a number of customary restrictions on our business, including restrictions on our ability to make certain investments, and also includes various financial covenants, including a minimum tangible net worth requirement, maximum unencumbered and total leverage ratios, a maximum secured indebtedness ratio, a minimum fixed charge coverage ratio and a minimum unencumbered interest coverage ratio. The facility also contains customary affirmative covenants and events of default, including a cross default to our other material indebtedness and the occurrence of a change of control. If a material default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of December 31, 2012, we had drawn approximately $172.0 million against the facility, which bore interest at 1.77% per annum. As of December 31, 2011, we had drawn $138.0 million against the facility, which bore interest at 1.85% per annum. As a result of Moody's upgrade of our credit rating in December 2012, effective January 1, 2013, the interest rate margin applicable to amounts outstanding under the facility is 1.25% per annum and the facility fee is 0.25% per annum.
We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of December 31, 2012 and 2011. The facility bears interest at LIBOR plus 1.55% per annum and expires August 7, 2013.
As of December 31, 2012, giving effect to the financial covenants applicable to these credit facilities, the maximum available to us thereunder was approximately $496.8 million, net of outstanding letters of credit.
On February 13, 2012, we entered into an unsecured term loan in the principal amount of $200.0 million with a maturity date of February 13, 2019. On July 12, 2012, we increased the principal amount of the term loan to $250.0 million through the exercise of an accordion feature. The term loan bears interest, at our option, at the base rate or one month, two month, three month or six month LIBOR, in each case plus a margin of 1.50% to 2.35% depending on the credit ratings of our unsecured senior notes, which margin was 1.90% at December 31, 2012. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants, events of default and remedies which are generally the same as those provided in our $575.0 million unsecured revolving credit facility. We entered into interest rate swaps to convert the LIBOR rate applicable to the term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 3.46% per annum for the initial $200.0 million loan and 3.00% for the additional $50.0 million loan as of December 31, 2012. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019. The fair value of our interest rate swaps at December 31, 2012 was a liability of $7.0 million and is included in accounts payable and accrued expenses on our consolidated balance sheet at such date. As a result of

Moody's upgrade of our credit rating in December 2012, effective January 1, 2013, the effective fixed interest rate for the initial $200.0 million loan became 3.26% per annum and the effective fixed interest rate for the additional $50.0 million loan became 2.80% per annum.
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

Equity. In 2012, we completed an underwritten public offering and concurrent private placement totaling 4.1 million shares of our common stock at a price to the public and in the private placement of $21.20 per share. In the concurrent private placement, 500,000 shares were purchased by MGN (USA), Inc., an affiliate of Gazit, which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The offerings generated proceeds to us of approximately $85.6 million. The stock issuance costs and underwriting discounts were approximately $813,000.
Capital Recycling Initiatives. As part of our strategy to upgrade and diversify our portfolio and recycle our existing capital, we evaluate opportunities to sell assets or otherwise contribute assets to existing or new joint ventures with third parties. If the market values of these assets are below their carrying values, it is possible that the disposition or contribution of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. During the year ended December 31, 2012, we recorded an impairment loss of $6.7 million related to properties held for sale and $21.5 million of impairment losses on certain properties located in secondary markets for which our anticipated holding periods have been reconsidered. See Note 7 to the consolidated financial statements included in this annual report for additional information regarding impairment losses.
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
Distributions. We believe that we currently qualify, and intend to continue to qualify as a REIT under the Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While we intend to continue to pay dividends to our stockholders, we also will reserve such amounts of cash flow as we consider necessary for the proper maintenance and improvement of our real estate and other corporate purposes while still maintaining our qualification as a REIT. Our cash distributions for the year ended December 31, 2012 were $102.1 million.
Off-Balance-Sheet Arrangements
Joint Ventures: We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable-interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of December 31, 2012, we have investments in eight unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.5%. Six of these joint ventures had mortgage indebtedness as of December 31, 2012. We exercise significant influence over, but do not control, six of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 9 to the consolidated financial statements included in this annual report. At December 31, 2012, the aggregate carrying amount of debt, including our partners’ shares, incurred by these ventures was approximately $292.0 million (of which our aggregate proportionate share was approximately $65.3 million). Although we have not guaranteed the debt of these joint ventures, we may guarantee the debt of certain joint ventures in the future, and we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Purchase Obligations: In October 2012, we entered into a contract to acquire a 22-acre property located in Maryland, consisting of 214,767 square feet of retail space, a 211,020 square foot apartment building and a 62-unit assisted living facility. The transaction is initially structured as a $95.0 million mortgage loan receivable, which was funded and currently bears interest at 5.0% per annum, and will be completed with an outright purchase of the property for $140.0 million, requiring an additional funding of $45.0 million, with an anticipated closing prior to January 2014.
Contingencies
Letters of Credit: As of December 31, 2012, we had pledged letters of credit having an aggregate face amount of $1.8 million as additional security for financial and other obligations. Substantially all of our letters of credit are issued under our revolving credit facilities.
Construction Commitments: As of December 31, 2012, we had entered into construction commitments and had outstanding obligations to fund of approximately $91.5 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our revolving credit facilities and available cash.
Operating Lease Obligations: We are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $24.2 million.
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
Other than our joint ventures and obligations described above and items disclosed in the Contractual Obligations Table, we have no off-balance sheet arrangements or contingencies as of December 31, 2012 that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, capital expenditures or capital resources.
Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor dry cleaning operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation. We have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions, though these policies are subject to limitations and environmental conditions known at the time of acquisition are typically excluded from coverage. During 2012 and 2011, we had one significant environmental remediation matter related to The Gallery at Westbury Plaza acquisition. See Note 13 to the consolidated financial statements included in this annual report for further discussion of this matter. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.
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
Interest Rate Risk
The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction. We intend to utilize variable-rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and other operating needs. With respect to our fixed rate mortgage notes and unsecured senior notes, changes in interest rates generally do not affect our interest expense as these notes are at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur as this may increase our cost of refinancing maturing fixed-rate debt. In addition, we may incur prepayment penalties or defeasance costs when prepaying or defeasing secured debt. With respect to our floating rate term loan, primary market risk exposure is increasing LIBOR-based interest rates, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps.

As of December 31, 2012, we had $172.0 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 1.00% to 1.85%, depending on the credit ratings of our unsecured senior notes. Considering the total outstanding balance of $172.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.7 million per year.

The fair value of our fixed-rate debt is $1.3 billion as of December 31, 2012, which includes the mortgage notes and the unsecured senior notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $58.1 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $62.1 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.2 billion, the balance as of December 31, 2012.

As of December 31, 2012, we had $250.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan is $255.2 million as of December 31, 2012. If interest rates increase by 1%, the fair value of our total term loan would decrease by approximately $13.1 million. If interest rates decrease by 1%, the fair value of our total term loan would increase by approximately $13.9 million.
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
In connection with the $200.0 million unsecured seven-year term loan that we closed on February 13, 2012, and the related $50.0 million term loan increase that we closed on July 12, 2012, we entered into interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 3.37% per annum at December 31, 2012 based on the then current credit ratings of our unsecured senior notes. Following Moody's upgrade of our credit rating in December 2012, the effective rate on our unsecured term loan decreased from 3.37% to 3.17% effective January 1, 2013.
Other Market Risks
As of December 31, 2012 we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).
In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2012 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2012, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K in Item 15: Exhibits and Financial Statement Schedules.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2012, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2012 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
The report of our management regarding internal control over financial reporting is set forth on page 67 of this Annual Report on Form 10-K under the caption “Management Report on Internal Control over Financial Reporting” and incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth on page 68 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2012:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	3,156,304	$20.28	5,032,716
Equity compensation plans not approved by security holders (1)	364,660	$24.70	—
Total	3,520,964	$20.73	5,032,716
 _________________________

(1)	Represents options to purchase 364,660 shares of common stock issued to Jeffrey S. Olson our Chief Executive Officer, in connection with his initial employment.
The other information required by this item is incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end our fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial information is included as a separate section of this Form 10-K:

(b)	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this annual report.

EXHIBIT NO.	DESCRIPTION
3.1	Composite Charter of the Company (Exhibit 3.1) (1)

3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2) (2)

4.1	Indenture, dated November 9, 1995, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4(c)) (3)

4.2	Supplemental Indenture No. 3, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.1) (4)

4.3	Supplemental Indenture No. 4, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.7) (5)

4.4	Supplemental Indenture No. 5, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (6)

4.5	Supplemental Indenture No. 6, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (7)

EXHIBIT NO.	DESCRIPTION
4.6	Supplemental Indenture No. 7, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (8)

4.7	Indenture, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.2) (4)

4.8	Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.3) (4)

4.9	Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (Exhibit 4.5) (5)

4.10	Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (6)

4.11	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (7)

4.12	Supplemental Indenture No. 6, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.2) (8)

4.13	Supplemental Indenture No. 7, dated September 20, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (10)

4.14	Supplemental Indenture No. 8, dated December 30, 2005, between the Company and SunTrust Bank, as Trustee (Exhibit 4.17) (11)

4.15	Supplemental Indenture No. 9, dated March 10, 2006, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (12)

4.16	Supplemental Indenture No. 10, dated August 18, 2006, between the Company and SunTrust Bank, as Trustee (Exhibit 4.1) (13)

4.17	Supplemental Indenture No. 11, dated April 18, 2007, between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (23)

4.18	Supplemental Indenture No. 13, dated as of October 25, 2012, between the Company and U.S. Bank National Association, as Trustee (Exhibit 4.1) (42)

10.1	Form of Indemnification Agreement (Exhibit 10.1) (35)

10.2	1995 Stock Option Plan, as amended (Appendix A) (14)*

10.3	Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.1) (28)*

10.4	Form of Stock Option Agreement for stock options awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.3) (16)*

10.5	Form of Restricted Stock Agreement for restricted stock awarded under the Amended and Restated 2000 Executive Incentive Plan (Exhibit 10.4) (16)*

10.6	IRT 1989 Stock Option Plan, assumed by the Company (17)*

EXHIBIT NO.	DESCRIPTION
10.7	IRT 1998 Long-Term Incentive Plan, assumed by the Company (Appendix A) (18)*

10.8	2004 Employee Stock Purchase Plan (Annex B) (15)*

10.9
Registration Rights Agreement, dated as of January 1, 1996 by and among the Company, Chaim Katzman, Gazit Holdings, Inc., Dan Overseas Ltd., Globe Reit Investments, Ltd., Eli Makavy, Doron Valero and David Wulkan, as amended. (Exhibit 10.6, Amendment No. 3) (19)

10.10	Stock Exchange Agreement dated May 18, 2001 among the Company, First Capital Realty Inc. and First Capital America Holding Corp. (Appendix A) (20)

10.11	Use Agreement, regarding use of facilities, by and between Gazit (1995), Inc. and the Company, dated January 1, 1996 (Exhibit 10.15, Amendment No. 1) (19)

10.12	Subscription Agreement, dated October 4, 2000, made by Alony Hetz Properties & Investments, Ltd. (Exhibit 10.13) (21)

10.13	Registration Rights Agreement, dated October 28, 2002, between the Company and certain Purchasers (Exhibit 99.3) (24)

10.14
Third Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among the Company, each of the financial institutions initially a signatory thereto, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Book Runners, and SunTrust Bank, Bank of America, N.A. and U.S. Bank National Association as Co-Documentation Agents (Exhibit 10.1) (25)

10.15	Clarification Agreement and Protocol, dated as of January 1, 2004, among the Company and Gazit-Globe (1982), Ltd. (Exhibit 10.2) (26)

10.16	Equity One, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit 10.1) (27)*

10.17	Registration Rights Agreement made as of September 23, 2008 by and among the Company and MGN America LLC (Exhibit 10.2) (31)

10.18	Common Stock Purchase Agreement made as of September 23, 2008 by and between the Company and MGN America, LLC (Exhibit 10.1) (31)

10.19	Common Stock Purchase Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.1) (33)

10.20	Registration Rights Agreement, dated as of April 8, 2009, between the Company and MGN America, LLC (Exhibit 10.2) (33)

10.21	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (36)

10.22	Common Stock Purchase Agreement, dated as of March 9, 2010, between the Company and Silver Maple (2001), Inc. (Exhibit 10.2) (36)

10.23	Registration Rights Agreement, dated as of March 9, 2010, by and among the Company, MGN America, LLC and Silver Maple (2001), Inc. (Exhibit 10.3) (36)

EXHIBIT NO.	DESCRIPTION
10.24	Contribution Agreement, dated May 23, 2010, by and among the Company, Liberty International Holdings Limited and Capital Shopping Centres plc (Exhibit 10.1) (37)

10.25
Equityholders Agreement, dated May 23, 2010, by and among the Company, Capital Shopping Centres Group PLC, Liberty International Holdings Limited, Gazit-Globe Ltd., MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc. and Ficus, Inc. (Exhibit 10.2) (37)

10.26	Amendment to Contribution Agreement, dated November 8, 2010, by and among the Company, Liberty International Holdings Limited and Capital Shopping Centres plc (Exhibit 10.1) (38)

10.27	First Amendment to Amended and Restated Employment Agreement and Restricted Stock Agreement, dated as of August 9, 2010, by and between the Company and Jeffrey S. Olson (Exhibit 10.2) (39)*

10.28
Chairman Compensation Agreement, dated as of August 9, 2010 and, except as otherwise specifically provided therein, effective as of January 1, 2011, by and between the Company and Chaim Katzman (Exhibit 10.3) (39)*

10.29	First Amendment to Chairman Compensation Agreement and Restricted Stock Agreement, dated as of August 9, 2010, by and between the Company and Chaim Katzman (Exhibit 10.4) (39)*

10.30	Restricted Stock Agreement, effective as of August 9, 2010, by and between the Company and Chaim Katzman (Exhibit 10.5) (39)*

10.31	Common Stock Purchase Agreement, dated as of December 8, 2010, between the Company and MGN America, LLC (Exhibit 10.1) (30)

10.32	Registration Rights Agreement, dated as of December 8, 2010, by and among the Company and MGN America, LLC (Exhibit 10.2) (30)

10.33	Limited Liability Company Agreement of EQY-CSC LLC, dated as of January 4, 2011 (Exhibit 10.1) (32)

10.34	Registration and Liquidity Rights Agreement by and between the Company and Liberty International Holdings Limited, dated as of January 4, 2011 (Exhibit 10.2) (32)

10.35	Shared Appreciation Promissory Note, dated as of January 4, 2011 (Exhibit 10.3) (32)

10.36	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between the Company and Thomas A. Caputo (Exhibit 10.1) (22)*

10.37	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between the Company and Arthur L. Gallagher (Exhibit 10.2) (22)*

10.38	Employment Agreement, dated as of January 28, 2011 and effective as of February 1, 2011, by and between the Company and Mark Langer (Exhibit 10.3) (22)*

10.39	Amended and Restated Employment Agreement, dated as of August 9, 2010 and effective as of January 1, 2011, by and between the Company and Jeffrey S. Olson (Exhibit 10.4) (22)*

10.40	Common Stock Purchase Agreement, dated as of May 18, 2011, between the Company and MGN (USA), Inc. (Exhibit 10.1) (34)

EXHIBIT NO.	DESCRIPTION
10.41	Registration Rights Agreement, dated as of May 18, 2011, by and among the Company and MGN (USA), Inc. (Exhibit 10.2) (34)

10.42	Purchase and Sale Agreement, dated September 26, 2011, by and among the parties listed on Exhibit A thereto and BRE Southeast Retail Holdings LLC (Exhibit 10.1) (29)

10.43
Amendment No. 1, dated September 16, 2011, to Equityholders Agreement, dated May 23, 2010, by and among the Company, Capital Shopping Centers Group PLC, Liberty International Holdings Limited, Gazit-Globe Ltd., MGN (USA) Inc., Gazit (1995), Inc., MGN America, LLC, Silver Maple (2001), Inc., Ficus, Inc. and Gazit First Generation LLC (Exhibit 10.2) (29)

10.44
Loan Agreement, dated as of February 13, 2012, by and among the Company, each of the financial institutions party thereto as lenders, PNC Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and PNC Capital Markets LLC and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book runners (Exhibit 10.1) (40)

10.45	Common Stock Purchase Agreement, dated as of August 8, 2012, between Equity One, Inc. and MGN (USA), Inc. (Exhibit 10.1) (41)

10.46	Registration Rights Agreement, dated as of August 8, 2012, by and among Equity One, Inc. and MGN (USA), Inc. (Exhibit 10.2) (41)

12.1	Ratios of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase

101.LAB++	XBRL Extension Labels Linkbase

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase

101.DEF++	XBRL Taxonomy Extension Definition Linkbase

*	Identifies employee agreements, management contracts, compensatory plans or other arrangements.
++
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 11, 2011, and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 15, 2004, and incorporated by reference herein.

(3)	Previously filed by IRT Property Company as an exhibit to IRT’s Annual Report on Form 10-K filed on February 16, 1996, and incorporated by reference herein.

(4)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on September 15, 1998, and incorporated by reference herein.

(5)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on November 12, 1999, and incorporated by reference herein.

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2003, and incorporated by reference herein.

(7)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 10, 2004, and incorporated by reference herein.

(8)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2005, and incorporated by reference herein.

(9)	Reserved.

(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 20, 2005, and incorporated by reference herein.

(11)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 3, 2006, and incorporated by reference herein.

(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2006, and incorporated by reference herein.

(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2006, and incorporated by reference herein.

(14)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on June 30, 1999, and incorporated by reference herein.

(15)	Previously filed with our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 21, 2004, and incorporated by reference herein.

(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2005, and incorporated by reference herein.

(17)	Previously filed by IRT Property Company as an exhibit to IRT’s Current Report on Form 8-K filed on March 22, 1989, and incorporated by reference herein.

(18)	Previously filed by IRT Property Company with IRT’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 18, 1998, and incorporated by reference herein.

(19)	Previously filed with our Registration Statement on Form S-11, as amended (Registration No. 333-3397), and incorporated by reference herein.

(20)	Previously filed with our definitive Proxy Statement for the Special Meeting of Stockholders held on September 6, 2001 and incorporated by reference herein.

(21)	Previously filed as an exhibit to our Annual Report Form 10-K/A filed on March 18, 2002, and incorporated by reference herein.

(22)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2011, and incorporated by reference herein.

(23)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 20, 2007, and incorporated by reference herein.

(24)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 30, 2002, and incorporated by reference herein.

(25)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 5, 2011, and incorporated by reference herein.

(26)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2004, and incorporated by reference herein.

(27)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 7, 2005, and incorporated by reference herein.

(28)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2011, and incorporated by reference herein.

(29)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2011, and incorporated by reference herein

(30)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 14, 2010, and incorporated by reference herein.

(31)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 29, 2008, and incorporated by reference herein.

(32)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 7, 2011, and incorporated by reference herein.

(33)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 14, 2009, and incorporated by reference herein.

(34)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 24, 2011, and incorporated by reference herein.

(35)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on February 29, 2012, and incorporated by reference herein.

(36)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 15, 2010, and incorporated by reference herein.

(37)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2010, and incorporated by reference herein.

(38)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 8, 2010, and incorporated by reference herein.

(39)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 12, 2010, and incorporated by reference herein.

(40)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 14, 2012, and incorporated by reference herein.

(41)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 14, 2012 and incorporated by reference herein.

(42)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 25, 2012 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2013	EQUITY ONE, INC.

		By:	/s/ JEFFREY S. OLSON
Jeffrey S. Olson
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities, and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY S. OLSON	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013
Jeffrey S. Olson

/s/ MARK LANGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013
Mark Langer

/s/ ANGELA F. VALDES	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013
Angela F. Valdes

/s/ CHAIM KATZMAN	Chairman of the Board	February 28, 2013
Chaim Katzman

/s/ JAMES S. CASSEL	Director	February 28, 2013
James S. Cassel

/s/ CYNTHIA COHEN	Director	February 28, 2013
Cynthia Cohen

/s/ DAVID FISCHEL	Director	February 28, 2013
David Fischel

/s/ NEIL FLANZRAICH	Director	February 28, 2013
Neil Flanzraich

/s/ NATHAN HETZ	Director	February 28, 2013
Nathan Hetz

/s/ PETER LINNEMAN	Director	February 28, 2013
Peter Linneman

/s/ GALIA MAOR	Director	February 28, 2013
Galia Maor

/s/ DORI J. SEGAL	Director	February 28, 2013
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.
Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting as of December 31, 2012. This report appears on the following page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Equity One, Inc.
We have audited Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity One, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Equity One, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2012 of Equity One, Inc. and subsidiaries and our report dated February 28, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
February 28, 2013
Boca Raton, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Equity One, Inc.
We have audited the accompanying consolidated balance sheets of Equity One, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity One, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
February 28, 2013
Boca Raton, Florida

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2012 and 2011
(In thousands, except share par value amounts)

	December 31, 2012	December 31, 2011
ASSETS
Properties:
Income producing	$3,148,968	$2,830,025
Less: accumulated depreciation	(335,862)	(277,197)
Income producing properties, net	2,813,106	2,552,828
Construction in progress and land held for development	108,721	111,844
Properties held for sale	84,409	144,451
Properties, net	3,006,236	2,809,123
Cash and cash equivalents	27,416	10,963
Cash held in escrow and restricted cash	442	92,561
Accounts and other receivables, net	14,320	17,790
Investments in and advances to unconsolidated joint ventures	72,171	50,158
Loans receivable, net	140,708	45,279
Goodwill	7,426	7,957
Other assets	233,949	188,740
TOTAL ASSETS (including $111,100 and $109,200 of consolidated variable interest entities at December 31, 2012 and 2011, respectively*)	$3,502,668	$3,222,571

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$439,156	$459,677
Unsecured senior notes payable	731,136	691,136
Term loan	250,000	—
Unsecured revolving credit facilities	172,000	138,000
	1,592,292	1,288,813
Unamortized premium on notes payable, net	7,058	7,896
Total notes payable	1,599,350	1,296,709
Other liabilities:
Accounts payable and accrued expenses	55,248	50,514
Tenant security deposits	9,041	8,208
Deferred tax liability	12,016	14,709
Other liabilities	196,658	164,140
Liabilities associated with properties held for sale	3,325	40,285
Total liabilities (including $63,000 and $61,900 of consolidated variable interest entities at December 31, 2012 and 2011, respectively*)	1,875,638	1,574,565
Redeemable noncontrolling interests	22,551	22,804
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 116,938 and 112,599 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,169	1,126
Additional paid-in capital	1,679,227	1,587,874
Distributions in excess of earnings	(276,085)	(170,530)
Accumulated other comprehensive loss	(7,585)	(1,154)
Total stockholders’ equity of Equity One, Inc.	1,396,726	1,417,316
Noncontrolling interests	207,753	207,886
Total equity	1,604,479	1,625,202
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,502,668	$3,222,571

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

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2012, 2011 and 2010
(In thousands, except per share data)

	2012	2011		2010
REVENUE:
Minimum rent	$246,105	$212,783		$167,147
Expense recoveries	72,757	61,958		47,824
Percentage rent	4,260	3,180		1,481
Management and leasing services	2,489	2,287		1,557
Total revenue	325,611	280,208		218,009
COSTS AND EXPENSES:
Property operating	87,645	79,126		60,593
Rental property depreciation and amortization	86,006	81,446		48,294
General and administrative	42,474	50,976		41,360
Total costs and expenses	216,125	211,548		150,247
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	109,486	68,660		67,762
OTHER INCOME AND EXPENSE:
Investment income	7,248	4,342		930
Equity in income (loss) of unconsolidated joint ventures	542	4,829		(116)
Other income	45	406		648
Interest expense	(72,175)	(68,964)		(62,734)
Amortization of deferred financing fees	(2,479)	(2,207)		(1,891)
Gain on bargain purchase	—	30,561		—
Gain on sale of real estate	—	5,541		254
(Loss) gain on extinguishment of debt	(29,153)	(2,175)		33
Impairment loss	(22,772)	(19,158)		(464)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	(9,258)	21,835		4,422
Income tax benefit of taxable REIT subsidiaries	2,503	5,064		1,724
(LOSS) INCOME FROM CONTINUING OPERATIONS	(6,755)	26,899		6,146
DISCONTINUED OPERATIONS:
Operations of income producing properties	4,061	20,515		14,198
Gain on disposal of income producing properties	16,588	4,407		2,257
Impairment loss on income producing properties	(6,669)	(38,178)		(223)
Income tax benefit of taxable REIT subsidiaries	—	29,575		2,041
INCOME FROM DISCONTINUED OPERATIONS	13,980	16,319		18,273
NET INCOME	7,225	43,218		24,419
Net (income) loss attributable to noncontrolling interests – continuing operations	(10,702)	(9,630)		254
Net loss attributable to noncontrolling interests – discontinued operations	—	33		439
NET (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(3,477)	$33,621		$25,112
(LOSS) EARNINGS PER COMMON SHARE – BASIC:
Continuing operations	$(0.16)	$0.15		$0.07
Discontinued operations	0.12	0.15		0.20
	$(0.04)	$0.29	*	$0.27
Number of Shares Used in Computing Basic (Loss) Earnings per Share	114,233	110,099		91,536
(LOSS) EARNINGS PER COMMON SHARE – DILUTED:
Continuing operations	$(0.16)	$0.15		$0.07
Discontinued operations	0.12	0.15		0.20
	$(0.04)	$0.29	*	$0.27
Number of Shares Used in Computing Diluted (Loss) Earnings per Share	114,233	110,241		91,710
* Note: EPS does not foot due to the rounding of the individual calculations.

See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
NET INCOME	$7,225	$43,218	$24,419
OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized holding gain on securities available for sale	—	—	14
Reclassification adjustment for gain on sale of securities included in net income on securities available for sale	—	—	(359)
Net amortization of interest rate contracts included in net income	64	64	63
Net unrealized (loss) gain on interest rate swap (1)	(6,495)	351	(1,021)
Other comprehensive (loss) income adjustment	(6,431)	415	(1,303)
COMPREHENSIVE INCOME	794	43,633	23,116
Comprehensive (income) loss attributable to noncontrolling interests	(10,702)	(9,597)	693
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(9,908)	$34,036	$23,809

(1) This amount includes our share of an unconsolidated joint venture's unrealized gains (losses) of $458, $351 and $(1,021) for the years ended December 31, 2012, 2011 and 2010, respectively.
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Contingent Consideration	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity of Equity One, Inc.	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2010	86,131	$861	$1,110,427	$(46,810)	$323	$(266)	$1,064,535	$23,178	$1,087,713
Issuance of common stock	15,659	157	270,541	—	—	—	270,698	—	270,698
Stock issuance costs	—	—	(3,319)	—	—	—	(3,319)	—	(3,319)
Share-based compensation expense	—	—	6,551	—	—	—	6,551	—	6,551
Net income (loss)	—	—	—	25,112	—	—	25,112	(693)	24,419
Dividends paid on common stock	—	—	—	(83,611)	—	—	(83,611)	—	(83,611)
Acquisition of joint ventures	—	—	—	—	—	—	—	2,352	2,352
Purchase of subsidiary shares from noncontrolling interests	537	5	7,562	—	(323)	—	7,244	(20,903)	(13,659)
Other comprehensive loss	—	—	—	—	—	(1,303)	(1,303)	—	(1,303)
BALANCE AT DECEMBER 31, 2010	102,327	1,023	1,391,762	(105,309)	—	(1,569)	1,285,907	3,934	1,289,841
Issuance of common stock, net of withholding taxes	6,211	62	116,480	—	—	—	116,542	—	116,542
Stock issuance costs	—	—	(1,185)	—	—	—	(1,185)	—	(1,185)
Share-based compensation expense	—	—	7,160	—	—	—	7,160	—	7,160
Net income, excluding $143 of net income attributable to redeemable noncontrolling interests	—	—	—	33,621	—	—	33,621	9,454	43,075
Dividends paid on common stock	—	—	—	(98,842)	—	—	(98,842)	—	(98,842)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,405)	(11,405)
Acquisition of C&C (US) No. 1	4,051	41	73,657	—	—	—	73,698	206,145	279,843
Conversion of Class A share by LIH	10	—	—	—	—	—	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	(242)	(242)
Other comprehensive income	—	—	—	—	—	415	415	—	415
BALANCE AT DECEMBER 31, 2011	112,599	1,126	1,587,874	(170,530)	—	(1,154)	1,417,316	207,886	1,625,202
Issuance of common stock, net of withholding taxes	4,339	43	85,795	—	—	—	85,838	—	85,838
Stock issuance costs	—	—	(883)	—	—	—	(883)	—	(883)
Share-based compensation expense	—	—	7,113	—	—	—	7,113	—	7,113
Restricted stock reclassified from liability to equity	—	—	101	—	—	—	101	—	101
Net (loss) income, excluding $840 of net income attributable to redeemable noncontrolling interests	—	—	—	(3,477)	—	—	(3,477)	9,862	6,385
Dividends paid on common stock	—	—	—	(102,078)	—	—	(102,078)	—	(102,078)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,995)	(9,995)
Revaluation of redeemable noncontrolling interest	—	—	185	—	—	—	185	—	185
Pro-rata share of investee's purchase of its subsidiary shares from noncontrolling interest	—	—	(958)	—	—	—	(958)	—	(958)
Other comprehensive loss	—	—	—	—	—	(6,431)	(6,431)	—	(6,431)
BALANCE AT DECEMBER 31, 2012	116,938	$1,169	$1,679,227	$(276,085)	$—	$(7,585)	$1,396,726	$207,753	$1,604,479
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$7,225	$43,218	$24,419
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(3,994)	(3,185)	(2,233)
Accretion of below market lease intangibles, net	(12,469)	(10,584)	(7,487)
Equity in (income) loss of unconsolidated joint ventures	(542)	(5,533)	116
Gain on bargain purchase	—	(30,561)	—
Income tax benefit of taxable REIT subsidiaries	(2,503)	(34,639)	(3,765)
Provision for losses on accounts receivable	979	2,946	2,429
Amortization of (premium) discount on notes payable, net	(2,627)	1,183	2,817
Amortization of deferred financing fees	2,485	2,232	1,924
Depreciation and amortization	90,896	98,597	69,077
Share-based compensation expense	6,863	6,992	6,497
Amortization of derivatives	64	64	63
Gain on sale of real estate	(16,588)	(9,948)	(2,511)
Loss (gain) on extinguishment of debt	30,602	2,396	(63)
Gain on sale of securities	—	—	(366)
Operating distributions from joint venture	3,337	1,504	—
Impairment loss	29,441	57,336	687
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	2,241	(2,394)	(7,497)
Other assets	26,824	(15,198)	(7,849)
Accounts payable and accrued expenses	(12,780)	(142)	(6,522)
Tenant security deposits	787	(1,076)	(273)
Other liabilities	2,978	(582)	2,099
Net cash provided by operating activities	153,219	102,626	71,562
INVESTING ACTIVITIES:
Acquisition of income producing properties	(243,549)	(279,080)	(108,096)
Additions to income producing properties	(20,175)	(16,396)	(9,857)
Acquisition of land held for development	(9,505)	—	(1,337)
Additions to construction in progress	(65,143)	(43,097)	(9,914)
Proceeds from sale of real estate and rental properties	41,994	399,396	4,317
Decrease (increase) in cash held in escrow	91,592	(91,591)	—
Increase in deferred leasing costs and lease intangibles	(7,169)	(7,154)	(4,761)
Investment in joint ventures	(26,392)	(15,024)	(13,927)
Investment in consolidated subsidiary	—	(242)	(13,437)
Repayments of advances/(advances) to joint ventures	517	34,887	(33,417)
Distributions from joint ventures	567	18,786	345
Investment in loans receivable	(114,258)	(45,100)	—
Repayment of loans receivable	19,258	—	—
Proceeds from sale of securities	—	—	841
Net cash used in investing activities	(332,263)	(44,615)	(189,243)
(Continued)
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(66,173)	(246,864)	(74,757)
Net borrowings under revolving credit facilities	34,000	138,000	—
Proceeds from senior debt borrowings	296,823	—	—
Repayment of senior debt borrowings	(287,840)	—	—
Proceeds from issuance of common stock	85,838	116,542	270,698
Borrowings under term loan	250,000	—	—
Payment of deferred financing costs	(3,251)	(5,039)	(967)
Stock issuance costs	(883)	(1,185)	(3,319)
Dividends paid to stockholders	(102,078)	(98,842)	(83,611)
Distributions to noncontrolling interests	(9,995)	—	—
Distributions to redeemable noncontrolling interests	(944)	(11,405)	—
Net cash provided by (used in) financing activities	195,497	(108,793)	108,044
Net increase (decrease) in cash and cash equivalents	16,453	(50,782)	(9,637)
Cash and cash equivalents obtained through acquisition	—	23,412	—
Cash and cash equivalents at beginning of the year	10,963	38,333	47,970
Cash and cash equivalents at end of the year	$27,416	$10,963	$38,333

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $4.7 million, $2.3 million and $2.2 million in 2012, 2011 and 2010, respectively)	$74,030	$84,278	$75,747
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
We acquired upon acquisition of certain income producing properties:
Income producing properties	$261,139	$471,984	193,661
Intangible and other assets	60,357	35,802	24,998
Intangible and other liabilities	(39,809)	(81,100)	(50,946)
Assumption of mortgage notes payable	(38,138)	(128,722)	(56,742)
Noncontrolling interest in Canyon Trials Towne Center	—	(18,884)	(2,875)
Cash paid for income producing properties	$243,549	$279,080	$108,096
Net cash paid for the acquisition of C&C (US) No. 1 is as follows:
Income producing properties	$—	$471,219	—
Intangible and other assets	—	113,484	—
Intangible and other liabilities	—	(35,898)	—
Assumption of mortgage notes payable	—	(261,813)	—
Issuance of Equity One common stock	—	(73,698)	—
Noncontrolling interest in C&C (US) No. 1	—	(206,145)	—
Gain on bargain purchase	—	(30,561)	—
Cash acquired upon acquisition of C&C (US) No. 1	—	23,412	—
Net cash paid for acquisition of C&C (US) No. 1	$—	$—	$—
Net cash paid for acquisition of income producing properties	$243,549	$279,080	$108,096
(Concluded)
See accompanying notes to the consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2012, 2011 and 2010
1. Organization and Basis of Presentation
Organization
We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops shopping centers and retail properties located primarily in supply constrained suburban and urban communities. We were organized as a Maryland corporation in 1992, completed our initial public offering in May 1998, and have elected to be taxed as a REIT since 1995.
As of December 31, 2012, our consolidated property portfolio comprised 168 properties, including 144 retail properties and six non-retail properties totaling approximately 16.9 million square feet of gross leasable area, or GLA, 11 development or redevelopment properties with approximately 2.2 million square feet of GLA upon completion, and seven land parcels. As of December 31, 2012, our core portfolio was 92.1% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.3 million square feet of GLA.
Basis of Presentation
The consolidated financial statements include the accounts of Equity One, Inc. and our wholly-owned subsidiaries and those other entities where we have a controlling financial interest, including where we have been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation. Certain operations have been classified as discontinued and associated results of operations and financial position are separately reported for all periods presented. Information in these notes to the consolidated financial statements, unless otherwise noted, does not include the accounts of discontinued operations.
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
Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30-55 years
Buildings and land improvements	2-40 years
Tenant improvements	Lesser of minimum lease term or economic useful life
Furniture and equipment	5-7 years
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

Upon acquisition of real estate operating properties, we estimate the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), assumed debt and redeemable units issued at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis. There are four categories of intangible assets and liabilities to be considered: (1) in-place leases; (2) above and below-market value of in-place leases; (3) lease origination costs and (4) customer relationships. The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases, including fixed rate renewal options, to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to depreciation expense over the estimated remaining term of the respective leases. The value of above-market and below-market in-place leases is amortized to rental revenue over the estimated remaining term of the leases. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.
In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate renewal options, to be paid pursuant to the leases and management’s estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective lease, which includes the expected renewal option period, if applicable.
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
Long-lived Assets
Properties Held and Used
We evaluate the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either internal projected cash flows discounted at a rate commensurate with the risk involved or an external appraisal. At December 31, 2012, we reviewed the operating properties and construction in progress for impairment on a property-by-property and project-by-project basis in accordance with the Property, Plant and Equipment Topic of the FASB ASC, as we determined management's capital recycling initiatives and the fair values obtained from recent appraisals to be general indicators of impairment.
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
The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the consolidated balance sheet, or the presentation of results of operations and gains or losses on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by the Property, Plant and Equipment Topic of the FASB ASC, we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC. Prior to sale, we evaluate the extent of involvement with, and the significance to us of cash flows from a property subsequent to its sale, in order to determine if the results of operations and gain or loss on sale should be reflected as discontinued. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, any property sold in which we have continuing involvement or cash flows (typically sales to co-investment partnerships that we do not control and for which we have recognized a partial sale of real estate) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but in which we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of the Property, Plant and Equipment Topic of the FASB ASC only properties sold, or to be sold, to unrelated third parties where we will have no continuing involvement or cash flows are classified as discontinued operations.

Cash and Cash Equivalents
We consider liquid investments with a purchase date life to maturity of three months or less to be cash equivalents.
Cash Held in Escrow and Restricted Cash
Cash held in escrow and restricted cash represents the cash proceeds of property sales that are being held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code") or cash that is not immediately available to us.
Accounts and Other Receivables
Accounts receivable includes amounts billed to tenants and accrued expense recoveries due from tenants. We make estimates of the uncollectability of our accounts receivable using the specific identification method. We analyze accounts receivable and historical bad debt levels, tenant credit-worthiness, payment history and industry trends when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable are written-off when they are deemed to be uncollectable and we are no longer actively pursuing collection. Our reported net income is directly affected by management’s estimate of the collectability of accounts receivable.

Investments in Joint Ventures
We analyze our joint ventures under the FASB ASC Topics of Consolidation and Real Estate-General in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not VIEs in accordance with the Consolidation Topic of the FASB ASC, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated joint ventures is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity’s economic performance include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.
We use the equity method of accounting for investments in unconsolidated joint ventures when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our consolidated balance sheets and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations. We derive revenue through our involvement with unconsolidated joint ventures in the form of management and leasing services and interest earned on loans and advances. We account for this revenue gross of our ownership interest in each respective joint venture and record our proportionate share of related expenses in equity in income (loss) of unconsolidated joint ventures.
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
Loans Receivable
Loans receivable include both mortgage loans and mezzanine loans and are classified as held to maturity and recorded at the stated principal amount plus allowable deferred loan costs or fees, which are amortized as an adjustment of the loan’s yield over the term of the related loan. We evaluate the collectability of both interest and principal on the loan periodically to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the proportionate value of the underlying collateral asset if applicable. Interest income on performing loans is accrued as earned.

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
We identify our noncontrolling interests separately within the equity section on the consolidated balance sheets. Noncontrolling interests also include amounts related to joint venture units issued by consolidated subsidiaries or VIEs in connection with certain property acquisitions. Joint venture units which are redeemable for cash at the holder’s option or upon a contingent event outside of our control are classified as redeemable noncontrolling interests pursuant to the Distinguishing Liabilities from Equity Topic of the FASB ASC and are presented at redemption value in the mezzanine section between total liabilities and stockholders’ equity on the consolidated balance sheets. The amounts of consolidated net (loss) income attributable to Equity One, Inc. and to the noncontrolling interests are presented on the consolidated statements of operations.
Derivative Instruments and Hedging Activities
At times, we may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes. The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $3.1 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings in 2012, and we do not anticipate it will have a significant effect in the future. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations as a component of net (loss) income or as a component of comprehensive (loss) income and as a component of stockholders’ equity of Equity One, Inc. on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. See Note 14 for further detail on derivative activity.
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
We are engaged by certain joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective assets. We receive fees for our services, including a property management fee calculated as a percentage of gross revenue received, and recognize these fees as the services are rendered.
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
Segment Information
We invest in properties through direct ownership or through joint ventures. It is our intent that all properties will be owned or developed for investment purposes; however, we may decide to sell all or a portion of a development upon completion. Our revenue and net income are generated from the operation of our investment property. We also earn fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures or by third parties.
We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast - including Georgia, Louisiana, Alabama, Mississippi, North Carolina, South

Carolina and Virginia; (4) Northeast – including Connecticut, Maryland, Massachusetts and New York; (5) West Coast – including California and Arizona; and (6) Other/Non-retail – which comprises our non-retail assets. Our segments as reported in this Annual Report on Form 10-K for the year ended December 31, 2012 are not consistent with our segments as reported in our Annual Report on Form 10-K for the year ended December 31, 2011. We have divided our previously combined North Florida and Southeast region into two separate regions in this Annual Report on Form 10-K for the period ended December 31, 2012, as a result of a change in management responsibilities for the North Florida region during the first quarter of 2012 and corresponding changes in our internal reporting. These changes have been reflected in our segment disclosures for all periods presented herein.
Concentration of Credit Risk
A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of December 31, 2012, Publix Super Markets was our largest tenant and accounted for approximately 1.8 million square feet, or approximately 9.9% of our GLA, and approximately $14.5 million, or 5.7%, of our annual minimum rent. As of December 31, 2012, we had outstanding receivables from Publix Super Markets of approximately $527,000. No other tenant accounted for more than 5.0% of our annual minimum rent.
Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." The guidance under ASU 2011-04 amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. We have incorporated the required disclosures where deemed applicable and the adoption and implementation of this ASU did not have a material impact on our results of operations, financial condition or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. In December 2011, the FASB issued ASU No. 2011-12,”Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Reclassifications out of accumulated other comprehensive income are to be presented either on the face of the financial statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Reclassification adjustments into net income need not be presented during the deferral period. This action does not affect the requirement to present items of net income, other comprehensive income and total comprehensive income in a single continuous or two consecutive statements. The effective date for the deferred portion has not yet been determined. When adopted, the deferred portion of the guidance is not expected to materially impact our consolidated financial statements. We have incorporated the required disclosures where deemed applicable and the adoption and implementation of this ASU did not have an impact on our results of operations, financial condition or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (the revised standard)”. Under ASU No. 2011-08 companies have the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The guidance is effective for fiscal years beginning after December 15, 2011. The adoption and implementation of this ASU did not have a material impact on our results of operations, financial condition or cash flows.
In December 2011, the FASB issued ASU No. 2011-10, “Derecognition of in Substance Real Estate”. The amendments in ASU 2011-10 resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The guidance emphasizes that the accounting for such transactions is based on their substance rather than their form. The amendments in the ASU should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption and implementation of this ASU did not have a material impact on our results of operations, financial condition or cash flows.
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Under ASU 2011-11 disclosures are required to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the ASU requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not believe that the adoption of this ASU will have a material impact on our results of operations, financial condition or cash flows.
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard)". The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets, other than goodwill, for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and earlier adoption is permitted. We do not believe that the adoption of this ASU will have a material impact on our results of operations, financial condition or cash flows.
3. Properties
The following table is a summary of the composition of income producing properties in the consolidated balance sheets:

	December 31,
	2012	2011
	(In thousands)
Land and land improvements	$1,362,343	$1,211,691
Building and building improvements	1,688,791	1,520,772
Tenant improvements	97,834	97,562
	3,148,968	2,830,025
Less: accumulated depreciation	(335,862)	(277,197)
Income producing property, net	$2,813,106	$2,552,828
Capitalized Costs
We capitalized external and internal costs related to development and redevelopment activities of $82.7 million and $1.1 million, respectively, in 2012 and $45.9 million and $544,000, respectively, in 2011. We capitalized external and internal costs related to other property improvements of $21.2 million and $100,000, respectively in 2012, and $24.6 million and $173,000, respectively, in 2011. We capitalized external and internal costs related to successful leasing activities of $2.5 million and $3.8 million, respectively, in 2012 and $4.0 million and $3.2 million, respectively, in 2011.

4. Acquisitions
The following table provides a summary of acquisition activity during the year ended December 31, 2012:

Date Purchased	Property Name	City	State	Square Feet/Acres		Purchase Price	Mortgage Assumed
						(In thousands)
December 27, 2012	200 Potrero (1)	San Francisco	CA	30,500		$5,750	$—
October 5, 2012	1225-1239 Second Avenue (1)	New York	NY	18,474		27,500	16,686
October 1, 2012	Broadway Plaza - land outparcel	Bronx	NY	0.17	(3)	2,000	—
September 28, 2012	Clocktower Plaza Shopping Center (1)	Queens	NY	78,820		56,000	—
August 28, 2012	Darinor Plaza (1) (2)	Norwalk	CT	152,025		36,000	18,765
June 8, 2012	Broadway Plaza - land parcel	Bronx	NY	1.83	(3)	7,500	—
March 1, 2012	Potrero Center	San Francisco	CA	226,699		110,750	—
March 1, 2012	Compo Acres Shopping Center	Westport	CT	43,107		30,300	—
March 1, 2012	Post Road Plaza	Darien	CT	20,005		12,700	—
Total						$288,500	$35,451
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
(3) In acres.

During the year ended December 31, 2012, we did not recognize any material measurement period adjustments related to prior or current year acquisitions.
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

During the year ended December 31, 2011, we acquired nine shopping centers for an aggregate purchase price of $419.2 million, including mortgages assumed of approximately $121.2 million.
During the years ended December 31, 2012, 2011 and 2010 , excluding costs related to C&C (US) No. 1, Inc. ("CapCo") and DIM Vastgoed, N.V. (“DIM”), we expensed approximately $3.4 million, $7.0 million and $1.4 million, respectively, of transaction-related costs in connection with completed or pending property acquisitions which are included in general and administrative costs in the consolidated statements of operations. The purchase price related to the 2012 acquisitions listed in the above table was funded by the use of our line of credit, cash on hand, and proceeds from our term loan, the equity offering and dispositions. In connection with the 2012 acquisitions, we assumed mortgages with a total principal balance of $35.5 million, which mature between May 1, 2015 and June 1, 2016, and bear interest at rates between 5.37% and 6.33%.
5. Acquisition of a Controlling Interest in CapCo
On January 4, 2011, we acquired a controlling ownership interest in CapCo, through a joint venture with Liberty International Holdings Limited, or LIH. At the time of the acquisition, CapCo, which was previously wholly-owned by LIH, owned a portfolio of 13 properties in California totaling approximately 2.6 million square feet of GLA, including Serramonte Shopping Center in Daly City, Plaza Escuela in Walnut Creek, The Willows Shopping Center in Concord, 222 Sutter Street in San Francisco, and The Marketplace Shopping Center in Davis. LIH is a subsidiary of Capital Shopping Centres Group PLC, a United Kingdom real estate investment trust. The results of CapCo’s operations have been included in our consolidated financial statements from the date of acquisition.
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
In addition, at the closing, LIH transferred and assigned to us an outstanding promissory note of CapCo in the amount of $67.0 million in exchange for approximately 4.1 million shares of our common stock and one share of our newly-established Class A common stock, that (i) was convertible into 10,000 shares of our common stock in certain circumstances and (ii) subject to certain limitations, entitled LIH to voting rights with respect to a number of shares of our common stock determined with reference to the number of joint venture shares held by LIH from time to time. Effective June 29, 2011, the one share of Class A common stock was converted in accordance with its terms into 10,000 shares of our common stock. In March 2012, LIH sold the shares of our common stock issued in exchange for the CapCo promissory note and upon conversion of the Class A common share in an underwritten public offering.
The joint venture shares received by LIH are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. LIH’s ability to participate in earnings of CapCo is limited to their right to receive distributions payable on their joint venture shares. These non-elective distributions are designed to mirror dividends paid on our common stock. As such, earnings attributable to the noncontrolling interest as reflected in our consolidated statement of operations will be limited to distributions made to LIH on its joint venture shares. Distributions to LIH for the years ended December 31, 2012 and 2011 were $10.0 million and $9.5 million, respectively, which were equivalent to the per share dividends declared on our common stock, adjusted for certain prorations as stipulated by the terms of the transaction.
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
Also in connection with the CapCo transaction, we amended our charter to, among other things, (i) add foreign ownership limits and (ii) modify the existing ownership limits for individuals (as defined for purposes of certain provisions of the Code). The foreign ownership limits provide that, subject to certain exceptions, a foreign person may not acquire, beneficially or constructively, any shares of our capital stock, if immediately following the acquisition of such shares, the fair market value of the shares of our capital stock owned, directly and indirectly, by all foreign persons (other than LIH and its affiliates) would comprise 29% or more of the fair market value of the issued and outstanding shares of our capital stock.
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
We expensed approximately $7.2 million of acquisition-related costs in connection with the CapCo transaction of which $1.9 million was recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2011, and approximately $5.3 million was recorded in general and administrative expenses for the year ended December 31, 2010.
As of the acquisition date, we classified three properties with fair values less costs to sell totaling approximately $36.3 million as held for sale. Results of these held for sale properties are included in “discontinued operations” on the consolidated statement of operations for the year ended December 31, 2011.
Simultaneously with the closing of the transaction, we contributed an additional $84.3 million to the joint venture in exchange for additional Class B joint venture shares, which amount was used to repay the remaining principal amount due on the mortgage loan secured by the Serramonte Shopping Center. Although the mortgage loan was paid off at closing, the liability is reflected in the fair value of net assets acquired since the obligation became ours upon closing.
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
The fair value of the identifiable assets acquired and liabilities assumed exceeded the sum of the fair value of the consideration transferred and the fair value of the noncontrolling interest. The fair value of the assets acquired significantly increased from the date the original purchase terms were agreed upon until the closing of the transaction on January 4, 2011. As a result, we recognized a gain of approximately $30.6 million, which is included in the line item entitled “gain on bargain purchase” in the consolidated statement of operations for the year ended December 31, 2011. The following table provides a reconciliation of the gain on bargain purchase (in thousands):

Fair value of net assets acquired	$310,404
Fair value of consideration transferred	(73,698)
Fair value of noncontrolling interest	(206,145)

Gain on bargain purchase	$30,561

6. Property Dispositions
The following table provides a summary of disposition activity during the year ended December 31, 2012:

Date Sold	Property Name	City	State	Square Feet/Acres		Gross Sales Price
						(In thousands)
Income producing property sold
December 7, 2012	Woodruff	Greenville	SC	68,055		$9,100
March 30, 2012	Laurel Walk Apartments	Charlotte	NC	106,480		6,000
March 30, 2012	Commerce Crossing	Commerce	GA	100,668		600
March 15, 2012	222 Sutter Street	San Francisco	CA	128,595		53,829	(1)
						69,529
Outparcels sold
February 27, 2012	Market Place - IHOP outparcel	Norcross	GA	0.35	(2)	885
January 20, 2012	Grand Marche - ground lease	Lafayette Parish	LA	200,585		775
						1,660

Total						$71,189
______________________________________________
(1) Includes $27.2 million of mortgage debt repaid by the buyer at closing.
(2) In acres.

As part of our strategy to upgrade and diversify our portfolio and recycle our existing capital, we are currently evaluating opportunities to sell 26 non-core properties, of which nine properties are under contract for an estimated gross sales price of approximately $61.0 million. Furthermore, it is likely that additional assets will be evaluated for disposition in future periods as part of our capital recycling program. Although we have not committed to a disposition plan, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material.
Discontinued Operations
We report as discontinued operations, properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income/loss on the consolidated statements of operations under the caption discontinued operations. This reporting has resulted in certain reclassifications of financial statement amounts.
As of December 31, 2012, we classified 12 properties located in our Southeast and North Florida regions as held for sale. The operations of these properties are included in discontinued operations in the accompanying consolidated financial statements for all the periods presented; and the related assets and liabilities are presented as held for sale in our consolidated balance sheets at December 31, 2012 and 2011. Subsequent to year end, we closed on the sale of eight of these properties for a purchase price of $81.3 million and concurrently prepaid $2.8 million in mortgage loans.
On December 20, 2011, we sold 36 shopping centers predominantly located in the Atlanta, Tampa and Orlando markets to an affiliate of Blackstone Real Estate Partners VII (“Blackstone”) for a total sales price of $473.1 million, inclusive of the assumption of mortgage loans having an aggregate principal balance of approximately $155.7 million (as adjusted for subsequent payoffs of $9.9 million) as of the date of sale. The operations of these properties and the related assets and liabilities are included in discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2011 and 2010. We recognized an aggregate impairment loss of $33.8 million related to this sale.

The components of income and expense relating to discontinued operations for the years ended December 31, 2012, 2011 and 2010 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2012, 2011 and 2010 and the operations for the applicable period for those assets classified as held for sale as of December 31, 2012:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Rental revenue	$11,894	$71,656	$67,350
Expenses:
Property operating expenses	3,521	20,222	18,237
Rental property depreciation and amortization	2,305	14,881	19,676
General and administrative expenses	13	57	55
Operations of income producing property	6,055	36,496	29,382
Interest expense	(993)	(16,460)	(15,188)
Equity in income of unconsolidated joint ventures	—	704	—
Gain on disposal of income producing properties	16,588	4,407	2,257
Impairment loss on income producing properties	(6,669)	(38,178)	(223)
Loss on extinguishment of debt	(1,449)	(221)	30
Income tax benefit	—	29,575	2,041
Other income (loss)	448	(4)	(26)
Income from discontinued operations	13,980	16,319	18,273
Net loss attributable to noncontrolling interests - discontinued operations	—	33	439
Income from discontinued operations attributable to Equity One, Inc.	$13,980	$16,352	$18,712
During the years ended December 31, 2012, 2011 and 2010, we recognized impairment loss on discontinued operations of $6.7 million, $38.2 million and $223,000, respectively. See Note 7 for further discussion of these impairment losses.
During the year ended December 31, 2011, we recognized a tax benefit of $29.6 million primarily attributable to a reversal of a deferred tax liability associated with properties sold to an affiliate of Blackstone. The deferred tax liability was initially established upon our acquisition of DIM in 2009. See Note 16 for further discussion of the DIM tax benefit.
Interest expense included in discontinued operations above includes interest on debt that is to be assumed by the buyer or interest on debt that is required to be repaid as a result of the disposal transaction.
7. Impairment
The following table is a summary of the impairment loss recorded in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Goodwill	$525	$968	$464
Land held for development	740	11,766	—
Properties held for use	21,507	6,424	—
Impairment loss recognized in continuing operations	22,772	19,158	464
Goodwill	—	1,416	223
Properties held for sale	6,669	36,762	—
Impairment loss recognized in discontinued operations	6,669	38,178	223
Total impairment loss	$29,441	$57,336	$687

Goodwill
We perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. We estimate the fair value of the reporting unit using discounted projected future cash flows. If the carrying value of the reporting unit exceeds its fair value, an impairment is recorded. As a result of our analysis, we recognized $525,000, $968,000 and $464,000 of impairment losses in continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively, and we recognized goodwill impairment losses in discontinued operations of $1.4 million and $223,000 for the years ended December 31, 2011 and 2010, respectively. We did not recognize any impairment losses in discontinued operations for the year ended December 31, 2012.
Land Held for Development
We measure the recoverability of development projects by comparing the carrying amount to estimated future undiscounted cash flows. Impairment is recognized when the expected undiscounted cash flows for a development project are less than its carrying amount, at which time the property is written-down to fair value. During the years ended December 31, 2012 and 2011, we recognized $740,000 and $11.8 million, respectively, of impairment losses on certain development projects for which management’s development intentions changed regarding the future status of the projects and considering the increased likelihood that management may sell the land parcels prior to development. We did not recognize any impairment losses on development projects during the year ended December 31, 2010.
Properties Held for Use
We review properties held for use for impairment on a property by property basis when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Property, Plant, and Equipment Topic of the FASB ASC. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written-down to fair value. During the years ended December 31, 2012 and 2011, we recognized $21.5 million and $6.4 million, respectively, of impairment losses on certain properties located in secondary markets for which our anticipated holding periods have been reconsidered. The analysis in 2012 and 2011 included an assessment of the plans for each property. Based on this analysis, it was determined that there is an the increased likelihood that holding periods for certain properties may be shorter than previously estimated due to management’s updated disposition plans. The expected cash flows considered the estimated holding period of the assets and the exit price in the event of disposition. We did not recognize an impairment loss on properties held for use during the year ended December 31, 2010.
Properties Held for Sale
Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by us typically meet the definition of a component of an entity and as such the revenue and expenses associated with sold properties are reclassified to discontinued operations for all periods presented. During the years ended December 31, 2012 and 2011, we recognized impairment losses of $6.7 million and $36.8 million, respectively, related to properties held for sale primarily based on sales contracts. We did not recognize an impairment loss on properties held for sale during the year ended December 31, 2010.
8. Accounts and Other Receivables
The following table is a summary of the composition of accounts and other receivables in the consolidated balance sheets:

	December 31,
	2012	2011
	(In thousands)
Tenants	$14,354	$18,110
Other	3,148	4,945
Allowance for doubtful accounts	(3,182)	(5,265)
Total accounts and other receivables, net	$14,320	$17,790
For the years ended December 31, 2012, 2011 and 2010, we recognized bad debt expense of $1.1 million, $2.1 million and $1.6 million, respectively, which is included in property operating expenses in the accompanying consolidated statements of operations.

9. Investments in Joint Ventures
As of December 31, 2012, our investments in and advances to unconsolidated joint ventures was composed of the following:

				Investment Balance at December 31,
Joint Venture (1)	Number of Properties	Location	Ownership	2012	2011
				(In thousands)
Investments in unconsolidated joint ventures:
GRI-EQY I, LLC (2)	10	GA, SC, FL	10.0%	$8,587	$7,705
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,491	3,215
Madison 2260 Realty LLC	1	NY	8.6%	634	1,066
Madison 1235 Realty LLC	1	NY	20.1%	1,000	1,000
Talega Village Center JV, LLC (3)	1	CA	50.5%	2,909	3,620
Vernola Marketplace JV, LLC (3)	1	CA	50.5%	6,972	7,433
Parnassus Heights Medical Center	1	CA	50.0%	20,385	13,695
Equity One JV Portfolio, LLC (4)	4	FL, MA	30.0%	27,589	11,393
Total				71,567	49,127
Advances to unconsolidated joint ventures				604	1,031
Investments in and advances to unconsolidated joint ventures				$72,171	$50,158
______________________________________________
(1) With the exception of the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method, all unconsolidated joint ventures are accounted for under the equity method.
(2) The investment balance as of December 31, 2012 and December 31, 2011 is presented net of deferred gains of $3.3 million for both periods associated with the disposition of assets by us to the joint venture.
(3) Our effective interest is 48% when considering the 5% noncontrolling interest held by Vestar Development Company.
(4) The investment balance as of December 31, 2012 and December 31, 2011 is presented net of a deferred gain of approximately $404,000 for both periods associated with the disposition of assets by us to the joint venture.

Equity in income (losses) of unconsolidated joint ventures totaled $542,000, $4.8 million and $(116,000) for the years ended December 31, 2012, 2011 and 2010, respectively. Management fees and leasing fees paid to us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying consolidated statements of operations, totaled approximately $2.4 million, $1.8 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012 and 2011, the aggregate carrying amount of our unconsolidated joint venture debt was $292.0 million and $249.9 million, respectively, of which our aggregate proportionate share was $65.3 million and $54.5 million, respectively. During the year ended December 31, 2012, we made investments of $7.5 million in two of our unconsolidated joint ventures in connection with repayments of indebtedness by those joint ventures totaling $21.1 million. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.

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
CapCo Joint Ventures
In connection with the CapCo acquisition on January 4, 2011, we acquired ownership interests in three properties located in California through joint ventures, tenants-in-common or other shared ownership. The joint ventures included Pacific Financial Center, Parnassus Heights Medical Center and Trio Apartments. The aggregate fair value of these joint ventures as of January 4, 2011 was $47.4 million. Our ownership interests in these properties are/were accounted for under the equity method.
In September 2011, the property held by the Pacific Financial Center joint venture was sold. Our proportionate share of the gain, $4.3 million, is included in equity in income (loss) of unconsolidated joint ventures in the consolidated statement of operations for the year ended December 31, 2011.
In September 2011, the property held by the Trio Apartments joint venture was sold. Immediately preceding the sale of the property to a third party, we purchased our partner’s interest in the joint venture and consolidated the entity prior to the sale of the asset. As a result of the consolidation and corresponding remeasurement of our investment balance, a gain on sale of $3.2 million and our pro-rata share of the income of the joint venture of $704,000 for the year ended December 31, 2011 is included in discontinued operations in the consolidated statement of operations.
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
New York Common Retirement Fund Joint Venture
In May 2011, we sold two operating properties, Country Walk Plaza in Miami, Florida and Veranda Shoppes in Plantation, Florida to Equity One JV Portfolio, LLC, a then-newly formed joint venture between us and the New York State Common Retirement Fund (“NYCRF”). NYCRF holds a 70% interest in the joint venture and we own a 30% interest. We perform the day to day accounting and property management functions for the joint venture and, as such, earn a management fee for the services provided. Our ownership interest in this joint venture is accounted for under the equity method. In December 2011, the joint venture purchased an operating property located in Framingham, Massachusetts, for an aggregate purchase price of $23.2 million, which included the assumption of $10.4 million of mortgage debt.

On January 26, 2012, the joint venture made an $18.5 million mortgage loan (the “JV Loan”) secured by a newly developed shopping center. In addition to the JV Loan, we provided a mezzanine loan ("the Mezzanine Loan") indirectly secured by the shopping center in the amount of $19.3 million. The joint venture had an option to purchase the shopping center that was exercisable during certain periods prior to March 26, 2013, and the borrower had a put option to sell the shopping center to the joint venture that was exercisable during certain different periods prior to October 26, 2013. During the fourth quarter of 2012, the joint venture exercised its purchase option and ultimately acquired the shopping center in December 2012 at a purchase price of $128.4 million. Concurrent with the closing of the transaction, the Mezzanine Loan of $19.3 million was repaid without penalty, and the JV Loan was converted by the joint venture into a direct ownership interest in the shopping center. As of December 31, 2012, the joint venture continues to hold an option to purchase an additional 62,523 square foot phase of the shopping center in 2013 for approximately $16.0 million. During the period that the JV Loan and Mezzanine Loan were outstanding, we determined that the entities holding direct and indirect ownership interests in the shopping center were VIEs, and, in relation to the VIE in which we held a variable interest, we were not the primary beneficiary as we did not have the power to direct the activities that most significantly impacted the entity's economic performance. However, as the Mezzanine Loan was repaid during December 2012, we determined that we were no longer required to assess the applicable VIE for potential consolidation as we no longer held a variable interest in the entity.
10. Variable Interest Entities
Included within our consolidated operating properties at December 31, 2012 are two consolidated joint venture properties, Danbury Green and Southbury Green, and one property owned by a qualified intermediary, Clocktower Plaza Shopping Center, that are held through VIEs and for which we are the primary beneficiary. These entities have been established to own and operate real estate property. Our involvement with these entities is through our majority ownership of the properties. These entities were deemed

VIEs primarily because they may not have sufficient equity at risk for them to finance their activities without additional subordinated financial support from other parties. Specifically, with respect to the VIEs holding the Danbury Green and Southbury Green properties, we determined that the interests held by the other equity investors were not equity investments at risk pursuant to the Consolidation Topic of the FASB ASC and also gave consideration to the maturity of certain debt obligations of the entities. Additionally, as it relates to the VIE holding Clocktower Plaza Shopping Center, we also determined that the equity investors, whose investment was not sufficient for the entity to finance its activities, do not have the characteristics of a controlling financial interest. We determined that we are the primary beneficiary of these VIEs as a result of our having the power to direct the activities that most significantly impact their economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIEs.

At December 31, 2012 and 2011, the total assets of the VIEs that own Danbury Green and Southbury Green were approximately $111.1 million and $109.2 million, respectively. These assets can only be used to settle obligations of the VIEs. At December 31, 2012 and 2011, the liabilities of the VIEs that own Danbury Green and Southbury Green of $63.0 million and $61.9 million, respectively, include third party liabilities for which the creditors or beneficial interest holders do not have recourse against us other than for customary environmental indemnifications and non-recourse carve-outs. The classification of these assets is primarily within real estate and the classification of liabilities is primarily within mortgages payable and redeemable and nonredeemable noncontrolling interests in the consolidated balance sheets as further discussed in Note 17.

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

At December 31, 2012 and 2011, the total assets of these VIEs were approximately $167.4 million and $138.2 million, respectively, and the total liabilities were approximately $63.5 million and $62.4 million, respectively, including non-recourse mortgage debt of $45.7 million at both December 31, 2012 and 2011.

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
11. Loans Receivable
On July 5, 2011, we invested in a $45.0 million junior mezzanine loan indirectly secured by a portfolio of seven California shopping centers which had an aggregate appraised value of approximately $272.0 million at the time we acquired the mezzanine loan. This mezzanine loan is subordinated in right of payment to a $120.0 million loan and a $60.0 million senior mezzanine loan, matures on July 9, 2013 subject to the borrower’s ability to extend the maturity date for three additional one-year periods, and bears interest at 8.46% per annum plus one month LIBOR (subject to a 0.75% per annum LIBOR floor). At December 31, 2012, the mezzanine loan bore interest of 9.21%. We capitalized $108,000 in net fees paid relating to the acquisition of this loan and are amortizing these amounts against interest income over the initial two-year term. As of December 31, 2012, the loan was performing, and the carrying amount of the loan was $45.2 million. This carrying amount also reflects our maximum exposure to loss related to this investment. At inception, and as of December 31, 2012, we had and continue to have the ability and intention to hold this mezzanine loan to maturity.

In October 2012, we purchased a $95.0 million mortgage loan secured by the Westwood Complex, a 22-acre site located in Bethesda, Maryland that consists of 214,767 square feet of retail space, a 211,020 square foot apartment building, and a 62-unit assisted living facility. The loan bears interest at 5.0% per annum and has a stated maturity date of January 15, 2014. Concurrent with the loan transaction, we also entered into a purchase contract to acquire the complex for an aggregate purchase price of approximately $140.0 million. The purchase contract contemplates a closing date that is the earlier of January 15, 2014 or upon the seller's identification of a property (or properties) which it can purchase with the proceeds from the sale of the complex. The closing date may also be deferred for up to one year beyond January 15, 2014 depending on the outcome of certain litigation brought against the seller of the complex as described in further detail in Note 22. To the extent that the closing date under the purchase contract occurs prior to or subsequent to January 15, 2014, the parties have also agreed to adjust the maturity date of the mortgage loan to coincide with the closing date. Based on our assessment of the structure of the transaction, we have determined that the entities that own the various parcels comprising the Westwood Complex are VIEs and that we hold variable interests in these entities through the purchase contract and our investment in the mortgage loan; however, we concluded that we are not the primary beneficiary of these entities as we do not have the power to direct the activities that most significantly impact their economic performance. Upon the purchase of the loan and as of December 31, 2012, we had and continue to have the ability to hold the loan to maturity. Although the seller may initiate the sale transaction under the purchase contract and accelerate the maturity date of the mortgage loan, we do not intend to sell the mortgage loan, and we believe that we will recover our cost basis in the loan to the extent that the maturity date is accelerated. Accordingly, we have classified our investment in the loan as held to maturity. As of December 31, 2012, the loan was performing, and the carrying amount of the loan was $95.5 million, which also reflects our current maximum exposure to loss related to this investment.
12. Goodwill
The following table provides a summary of goodwill activity in the consolidated balance sheets:

	December 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$7,957	$8,925
Impairment	(525)	(968)
Allocated to property sale	(6)	—
Balance at end of period	$7,426	$7,957
The following table presents goodwill by segment for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
South Florida	$2,028	$2,028
North Florida	1,546	1,546
Southeast	3,852	4,383
Total	$7,426	$7,957
13. Other Assets
The following is a summary of the composition of the other assets in the consolidated balance sheets:

	December 31,
	2012	2011
	(In thousands)
Lease intangible assets, net	$130,681	$92,533
Leasing commissions, net	36,443	28,260
Prepaid expenses and other receivables	24,393	2,176
Straight-line rent receivable, net	20,937	17,101
Deferred financing costs, net	10,777	8,653
Deposits and mortgage escrow	5,231	34,554
Deferred tax asset	2,968	3,229
Furniture and fixtures, net	2,519	2,234
Total other assets	$233,949	$188,740

In connection with our development of The Gallery at Westbury Plaza in Nassau County, New York, we remediated various environmental matters that existed when we acquired the property in November 2009. The site was eligible for participation in New York State's Brownfield Cleanup Program, which provides for refundable New York State franchise tax credits for costs incurred to remediate and develop a qualified site. We applied for participation in the program and subsequently received a certificate of completion from the New York State Department of Environmental Conservation in August 2012. The certificate of completion confirmed our adherence to the cleanup requirements and ability to seek reimbursement for a portion of qualified costs incurred as part of the environmental remediation and development of the property. Accordingly, we have recognized a $21.0 million receivable for the reimbursable costs that will be paid to us subject to statutory deferrals over the next four years, which is included in prepaid expenses and other receivables on our consolidated balance sheet at December 31, 2012 with a corresponding reduction to the cost of the project included in construction in progress.
The following is a summary of the composition of our intangible assets and accumulated amortization in the consolidated balance sheets:

	December 31,
	2012	2011
	(In thousands)
Lease intangible assets:
Above-market leases	$25,331	$19,592
In-place lease interests	124,356	107,696
Ground lease (1)	34,094	—
Lease origination costs	4,008	4,185
Lease incentives	5,050	4,333
Total intangibles	192,839	135,806
Accumulated amortization:
Above-market leases	9,476	6,429
In-place lease interests	48,258	33,295
Ground lease (1)	191	—
Lease origination costs	2,646	2,486
Lease incentives	1,587	1,063
Total accumulated amortization	62,158	43,273
Lease intangible assets, net	$130,681	$92,533
___________________________________________
(1) Ground lease primarily related to the Darinor Plaza acquisition in 2012. Ground lease expires in 2076.
Included in the consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010 is $10.8 million, $20.6 million and $10.0 million, respectively, of net amortization expense related to lease intangible assets and lease intangible liabilities. The amortization for the next five years for the recorded intangible assets is approximately $18.6 million, $14.6 million, $11.8 million, $9.1 million and $7.2 million, respectively.
14. Borrowings
Mortgage Notes Payable
The following table is a summary of our mortgage notes payable balances in the consolidated balance sheets:

	December 31,
	2012	2011
	(In thousands)
Mortgage Notes Payable
Fixed rate mortgage loans	$439,156	$459,677
Unamortized premium, net	9,064	10,236
Total	$448,220	$469,913
Weighted-average interest rate of fixed rate mortgage notes	6.09%	6.16%
Included in liabilities associated with assets held for sale are mortgage notes payable of $2.8 million and $39.4 million at December 31, 2012 and 2011, respectively, with weighted average interest rates of 6.85% and 5.91%, respectively.
During the years ended December 31, 2012 and 2011, we prepaid $57.0 million and $146.8 million (excluding the Serramonte mortgage that was repaid at the closing of the CapCo transaction) in mortgage loans with a weighted-average interest rate of 6.61% and 6.33%, respectively.
In connection with acquisitions completed during the year ended December 31, 2012, we assumed two mortgages with a total principal balance of $35.5 million. The $16.7 million mortgage assumed in connection with the 1225-1239 Second Avenue acquisition matures on June 1, 2016 and bears interest at 6.33%. The $18.8 million mortgage assumed in connection with the Darinor Plaza acquisition matures on May 1, 2015 and bears interest at 5.37%.
During the year ended December 31, 2011, in connection with our acquisition of CapCo, we assumed mortgage indebtedness of $172.0 million with a weighted average interest rate of 6.18% and maturity dates through November 15, 2019, excluding the mortgage loan on Serramonte which was repaid at acquisition. Additionally, in connection with our other acquisitions during 2011, we assumed mortgages with a total principal balance of approximately $121.2 million related to our acquisitions of Vons Circle Center, Culver Center, Danbury Green and Southbury Green. These mortgages mature between February 5, 2015 and October 10, 2028 with payments based on 25-year to 30-year amortization schedules at fixed interest rates between 5.20% and 5.85%.

Unsecured Senior Notes
Our outstanding unsecured senior notes payable in the consolidated balance sheets consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Unsecured Senior Notes Payable
7.84% Senior Notes, due 1/23/12	$—	$10,000
6.25% Senior Notes, due 12/15/14	—	250,000
5.375% Senior Notes, due 10/15/15	107,505	107,505
6.0% Senior Notes, due 9/15/16	105,230	105,230
6.25% Senior Notes, due 1/15/17	101,403	101,403
6.0% Senior Notes, due 9/15/17	116,998	116,998
3.75% Senior Notes, due 11/15/22	300,000	—
Total Unsecured Senior Notes	731,136	691,136
Unamortized discount, net	(2,006)	(2,340)
Total	$729,130	$688,796
Weighted-average interest rate, net of discount adjustment	5.02%	6.06%
On October 25, 2012, we issued $300 million principal amount of unsecured senior notes at a fixed interest rate of 3.75%, maturing on November 15, 2022 (the "3.75% Notes"). The 3.75% Notes were offered to investors at a price of 99.591% with a yield to maturity of 3.799%. Interest is payable on the notes semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2013. The 3.75% Notes rank equally with all of our other unsecured and unsubordinated indebtedness and contain customary debt covenants that are consistent with our other unsecured senior notes. The 3.75% Notes are also guaranteed by our subsidiaries that have guaranteed our other unsecured senior notes.
On October 25, 2012, we also called for redemption of all of our $250 million 6.25% unsecured senior notes which were scheduled to mature on December 15, 2014 (the "6.25% Notes") pursuant to the terms of an optional redemption feature within the 6.25% Notes, and, on November 26, 2012, we redeemed the 6.25% Notes at a redemption price equal to the principal amount of the notes and a required make-whole premium of $27.8 million utilizing proceeds from the 3.75% Notes. In connection with the redemption, we recognized a loss on early extinguishment of debt of $29.6 million, which was comprised of the aforementioned make-whole premium and deferred fees and costs associated with the 6.25% Notes.
On January 23, 2012, we repaid the $10.0 million principal amount of 7.84% unsecured senior notes.
The indentures under which our unsecured senior notes were issued have several covenants that limit our ability to incur debt, require us to maintain an unencumbered asset to unencumbered debt ratio above a specified level and limit our ability to consolidate, sell, lease, or convey substantially all of our assets to, or merge with, any other entity. These notes have also been guaranteed by many of our subsidiaries.
Unsecured Revolving Credit Facilities
Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. The facility bears interest at applicable LIBOR plus a margin of 1.00% to 1.85%, depending on the credit ratings of our unsecured senior notes. The facility also includes a facility fee applicable to the aggregate lending commitments thereunder which varies from 0.175% to 0.45% per annum depending on the credit ratings of our unsecured senior notes. At December 31, 2012, the interest rate margin applicable to amounts outstanding under the facility was 1.55% per annum and the facility fee was 0.30% per annum. The facility includes a competitive bid option which allows us to conduct auctions among the participating banks for borrowings at any one time outstanding up to 50% of the lender commitments, a $50.0 million swing line facility for short term borrowings, a $50.0 million letter of credit commitment and a $61.3 million multicurrency subfacility. The facility expires on September 30, 2015, with a one year extension at our option. The facility contains a number of customary restrictions on our business, including restrictions on our ability to make certain investments, and also includes various financial covenants, including a minimum tangible net worth requirement, maximum unencumbered and total leverage ratios, a maximum secured indebtedness ratio, a minimum fixed charge coverage ratio and a minimum unencumbered interest coverage ratio. The facility also contains customary affirmative covenants and events of default, including a cross default to our other material indebtedness and the occurrence of a change of control. If a material default under the facility were to arise, our ability to pay dividends is limited to the amount necessary to maintain our status as a REIT unless the default is a payment default or bankruptcy event in which case we are prohibited from paying any dividends. As of December 31, 2012, we had drawn approximately $172.0 million against the facility, which bore interest at 1.77% per annum. As of December 31, 2011, we had drawn $138.0 million against the facility, which bore interest at 1.85% per annum. As a result of Moody's upgrade of our credit rating in December 2012, effective January 1, 2013, the interest rate margin applicable to amounts outstanding under the facility is 1.25% per annum and the facility fee is 0.25% per annum.
We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of December 31, 2012 and 2011. The facility bears interest at LIBOR plus 1.55% per annum and expires August 7, 2013.
As of December 31, 2012, giving effect to the financial covenants applicable to these credit facilities, the maximum available to us thereunder was approximately $496.8 million, net of outstanding letters of credit.

Term Loan and Interest Rate Swaps

On February 13, 2012, we entered into an unsecured term loan in the principal amount of $200.0 million with a maturity date of February 13, 2019. On July 12, 2012, we increased the principal amount of the term loan to $250.0 million through the exercise of an accordion feature. The term loan bears interest, at our option, at the base rate or one month, two month, three month or six month LIBOR, in each case plus a margin of 1.50% to 2.35% depending on the credit ratings of our unsecured senior notes, which margin was 1.90% at December 31, 2012. The loan agreement also calls for other customary fees and charges. The loan agreement contains customary restrictions on our business, financial and affirmative covenants, events of default and remedies which are generally the same as those provided in our $575.0 million unsecured revolving credit facility. We entered into interest rate swaps to convert the LIBOR rate applicable to the term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 3.46% per annum for the initial $200.0 million loan and 3.00% for the additional $50.0 million loan as of December 31, 2012. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019. The fair value of our interest rate swaps at December 31, 2012 was a liability of $7.0 million and is included in accounts payable and accrued expenses on our consolidated balance sheet at such date. As a result of Moody's upgrade of our credit rating in December 2012, effective January 1, 2013, the effective fixed interest rate for the initial $200.0 million loan became 3.26% per annum and the effective fixed interest rate for the additional $50.0 million loan became 2.80% per annum.

Principal maturities of the notes payable are as follows:

Year Ending December 31,	Amount
(In thousands)
2013	$38,013
2014	14,184
2015	341,539
2016	233,353
2017	288,981
Thereafter	676,222
Total	$1,592,292
Interest costs incurred, excluding amortization and accretion of discount and premium, were $80.5 million, $86.6 million and $77.3 million in the years ended December 31, 2012, 2011 and 2010, respectively, of which $4.7 million, $2.3 million and $2.2 million, respectively, were capitalized.

15. Other Liabilities
The following is a summary of the composition of other liabilities in the consolidated balance sheets:

	December 31,
	2012	2011
	(in thousands)
Lease intangible liabilities, net	$185,494	$156,495
Prepaid rent	10,949	6,834
Other	215	811
Total other liabilities	$196,658	$164,140
At December 31, 2012 and 2011, the gross carrying amount of our lease intangible liabilities was $232.5 million and $187.5 million, respectively, and the accumulated amortization was $47.0 million and $31.0 million, respectively. Our intangible liabilities are solely composed of below-market rent adjustments. The accretion for the next five years for the recorded intangible liabilities is approximately, $16.4 million, $15.2 million, $13.9 million, $11.2 million and $9.9 million, respectively.
16. Income Taxes
We elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 1995. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. The difference between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences, such as real estate depreciation and amortization, deduction of deferred compensation and deferral of gains on sold properties utilizing like kind exchanges. Also, at least 95% of our gross income in any year must be derived from qualifying sources. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We distributed sufficient taxable income for the year ended December 31, 2012; therefore, we anticipate that no federal income or excise taxes will be incurred. We distributed sufficient taxable income for the years ended December 31, 2011 and 2010; therefore, no federal income or excise taxes were incurred. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to state income or franchise taxes in certain states in which some of our properties are located and excise taxes on our undistributed taxable income. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries (“TRSs”). Accordingly, the only provision for federal income taxes in our consolidated financial statements relates to our consolidated TRSs.
Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for tax liabilities are adequate for all years still subject to tax audit after 2008 as all years prior to 2008 are closed.

The following table reconciles GAAP net income to taxable income:

	Year Ended December 31,
	2012	2011	2010
	(Estimated)	(Actual)	(Actual)
	(In thousands)
GAAP net (loss) income attributable to Equity One	$(3,477)	$33,621	$25,112
Net loss attributable to taxable REIT subsidiaries	4,964	63,319	7,842
GAAP net income from REIT operations	1,487	96,940	32,954
Book/tax differences:
Joint ventures	4,964	(2,671)	(1,929)
Depreciation	7,135	6,952	3,236
Sale of property	(925)	(44,819)	(1,386)
Bargain purchase gain	—	(30,561)	—
Exercise of stock options and restricted shares	6,390	4,506	4,928
Interest expense	3,152	1,002	(180)
Deferred/prepaid/above and below-market rents, net	(2,388)	(1,711)	318
Impairment loss	21,511	14,866	525
Amortization	144	(84)	842
Acquisition costs	1,941	5,982	7,057
Other, net	(1,458)	53	26
Inclusion from foreign taxable REIT subsidiary	—	10,502	—
Adjusted taxable income(1)	$41,953	$60,957	$46,391
______________________________________________

(1)	Adjusted taxable income subject to 90% dividend requirements.
The following summarizes the tax status of dividends paid:

	Year Ended December 31,
	2012	2011	2010
Dividend paid per share	$0.88	$0.88	$0.88
Ordinary income	43.72%	51.80%	50.74%
Return of capital	54.10%	39.13%	47.08%
Capital gains	2.18%	9.07%	2.18%
Taxable REIT Subsidiaries (“TRS”)
We are subject to federal, state and local income taxes on the income from our TRS activities, which include IRT Capital Corporation II (“IRT”), Southeast US Holdings, BV (“Southeast”), DIM, MCC Redondo Beach II, LLC and C&C Delaware, Inc. At December 31, 2012, Southeast owned an economic interest in DIM of 97.8%. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no income taxes in the Netherlands.
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

Our total pre-tax losses and income tax benefits relating to our TRS and taxable entities which have been consolidated for accounting reporting purposes are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
U.S. loss before income taxes	$(7,452)	$(97,219)	$(9,265)
Foreign loss before income taxes	(15)	(739)	(2,342)
Total loss before income taxes	(7,467)	(97,958)	(11,607)
Less income tax benefit (provision):
Current federal and state	72	(405)	430
Deferred federal and state	2,431	35,044	3,335
Total income tax benefit	2,503	34,639	3,765
Net loss from taxable REIT subsidiaries	$(4,964)	$(63,319)	$(7,842)
Our total pre-tax losses for continuing operations and income tax benefits for continuing operations included above relating to our TRS and taxable entities which have been consolidated for accounting reporting purposes are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
U.S. (loss) income before income taxes	$(7,452)	$11,794	$8,765
Foreign loss before income taxes	(15)	(739)	(2,342)
Total (loss) income before income taxes	(7,467)	11,055	6,423
Less income tax benefit (provision):
Current federal and state	72	(97)	430
Deferred federal and state	2,431	5,161	1,294
Total income tax benefit	2,503	5,064	1,724
Net (loss) income from taxable REIT subsidiaries	$(4,964)	$16,119	$8,147
We recorded an income tax benefit from discontinued operations of $29.6 million and $2.0 million during the years ended December 31, 2011 and 2010, respectively. There was no income tax benefit from discontinued operations during the year ended December 31, 2012. The tax benefits recorded related to discontinued operations are primarily attributable to the reversal of a deferred tax liability associated with properties held for sale by DIM and IRT and, to a lesser extent, by net operating losses.
The total income tax benefit differs from the amount computed by applying the statutory federal income tax rate to net (loss)/income before income taxes as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Federal benefit at statutory tax rate (1)	$2,616	$34,205	$4,040
State taxes, net of federal benefit	272	3,187	406
Adjustment to DIM gain	—	(3,315)	—
Foreign tax rate differential	(7)	(2)	(48)
Other	(370)	574	(622)
Valuation allowance increase	(8)	(10)	(11)
Total income tax benefit	$2,503	$34,639	$3,765
 ______________________________________________

(1)	Rate of 34% or 35% used, dependent on the projected taxable income levels of our TRSs.

The income tax benefit for continuing operations differs from the amount computed by applying the statutory federal income tax rate to net (loss)/income before income taxes as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Federal benefit at statutory tax rate (1)	$2,616	$3,869	$2,248
State taxes, net of federal benefit	272	442	257
Foreign tax rate differential	(7)	(2)	(48)
Other	(370)	765	(722)
Valuation allowance increase	(8)	(10)	(11)
Total income tax benefit	$2,503	$5,064	$1,724
 ______________________________________________
(1) Rate of 35% used.

Our deferred tax assets and liabilities were as follows:

	December 31
	2012	2011
	(In thousands)
Deferred tax assets:
Disallowed interest	$2,903	$3,034
Net operating loss	3,216	3,473
Other	138	212
Valuation allowance	(213)	(205)
Total deferred tax assets	6,044	6,514
Deferred tax liabilities:
Other real estate investments	(13,828)	(16,532)
Mortgage revaluation	(1,005)	(1,233)
Other	(259)	(229)
Total deferred tax liabilities	(15,092)	(17,994)
Net deferred tax liability	$(9,048)	$(11,480)

At December 31, 2012, the net deferred tax liability of $9.0 million consisted of a $3.0 million deferred tax asset associated with IRT included in other assets in the accompanying consolidated balance sheet and a $12.0 million deferred tax liability associated with DIM. At December 31, 2011 the net deferred tax liability of $11.5 million consisted of a $3.2 million deferred tax asset associated with IRT included in other assets in the accompanying consolidated balance sheet and a $14.7 million deferred tax liability associated with DIM.
The tax deduction for interest paid by the TRS to the REIT is subject to certain limitations pursuant to U.S. federal tax law. Such interest may only be deducted in any tax year in which the TRS’ income exceeds certain thresholds. Such disallowed interest may be carried forward and utilized in future years, subject to the same limitation. At December 31, 2012, IRT had approximately $7.7 million of disallowed interest carry forwards, with a tax value of $2.9 million. This carry forward does not expire. IRT expects to realize the benefits of its net deferred tax assets of approximately $3.0 million as of December 31, 2012, primarily from identified tax planning strategies, as well as projected taxable income. Southeast had a net operating loss carry forward of $834,000 at December 31, 2012, which begins to expire in 2016. A valuation allowance of $213,000 is provided for this asset. As of December 31, 2012, DIM had federal and state net operating loss carry forwards of approximately $5.9 million and $5.0 million, respectively, which begin to expire in 2027. As of December 31, 2012, IRT had federal and state net operating loss carry forwards of approximately $1.3 million and $1.7 million, respectively, which begin to expire in 2030.

17. Noncontrolling Interests
The following table summarizes our noncontrolling interests as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Danbury 6 Associates LLC (1)	$7,720	$7,720
Southbury 84 Associates LLC (2)	11,242	11,242
Vestar/EQY Canyon Trails LLC (3)	2,600	2,853
Walden Woods Village, Ltd. (4)	989	989
Total redeemable noncontrolling interests	$22,551	$22,804

CapCo	$206,145	$206,145
DIM	1,100	1,132
Vestar/EQY Talega LLC (5)	147	181
Vestar/EQY Vernola LLC (6)	361	428
Total noncontrolling interests included in total equity	$207,753	$207,886
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
We are involved in the following investment activities in which we have a controlling interest:
On January 1, 1999, Equity One (Walden Woods) Inc., a wholly-owned subsidiary of ours, formed a limited partnership as a general partner. Walden Woods Village, an income producing shopping center, was contributed by its owners (the “Noncontrolling Partners”), and we contributed 93,656 shares of our common stock to the limited partnership at an agreed-upon price of $10.30 per share. Under the terms of the agreement, the Noncontrolling Partners do not share in any earnings of the partnership, except to the extent of dividends received by the partnership for the shares originally contributed by us. Based on the per-share price and the net value of property contributed by the Noncontrolling Partners, the limited partners received 93,656 partnership units. We have entered into a redemption agreement with the Noncontrolling Partners whereby the Noncontrolling Partners can request that we purchase their partnership units at a price of $10.30 per unit at any time before January 1, 2014. In accordance with the Distinguishing Liabilities subtopic from the Equity Topic of the FASB ASC, the value of the redeemable noncontrolling interest of $989,000 is included in the mezzanine section of our consolidated balance sheet, separate from permanent equity, until the earlier of January 1, 2014 or upon election by the Noncontrolling Partners to redeem their partnership units. We have also entered into a conversion agreement with the Noncontrolling Partners pursuant to which, following notice, the Noncontrolling Partners can convert their partnership units into our common stock. The Noncontrolling Partners have not exercised their redemption or conversion rights, and their noncontrolling interest remains valued at $989,000 at December 31, 2012.
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
In addition to the shares issued under the DIM exchange agreement, we acquired DIM shares through open market and private purchases bringing our ownership interest to approximately 97.8% at December 31, 2012 and 2011. We expensed approximately $1.1 million of acquisition-related costs related to DIM during the year ended December 31, 2010. We did not incur any DIM acquisition-related costs during the years ended December 31, 2012 and 2011.
The following table shows the effects on our equity resulting from the changes in our ownership interest in consolidated subsidiaries:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net (loss) income attributable to Equity One, Inc.	$(3,477)	$33,621	$25,112
Increase in our paid-in capital for purchases of DIM ordinary shares (1)	—	—	7,562
Net transfers from noncontrolling interest	—	—	7,562
Change from net (loss) income attributable to Equity One, Inc. and transfers from noncontrolling interest	$(3,477)	$33,621	$32,674
______________________________________________
(1) For purchases of 33,213 and 2,637,488 DIM ordinary shares for the years ended December 31, 2011 and 2010, respectively. There were no purchases of DIM ordinary shares for the year ended December 31, 2012.

In December 2010, we acquired controlling interests in three joint ventures with Vestar which required us to consolidate their results as of the acquisition date. Upon consolidation, we recorded $5.2 million of noncontrolling interest which represented the fair value of the portion of the joint venture equity that we did not own upon acquisition. For the Equity One/Vestar JVs, $508,000 and $609,000 of noncontrolling interest is recorded in permanent equity in our consolidated balance sheets at December 31, 2012 and 2011, respectively. Our Arizona joint venture with Vestar contains certain provisions which may require us to redeem the noncontrolling interest at fair market value at Vestar’s option. Due to the redemption feature, we have recorded the $2.6 million and $2.9 million of noncontrolling interest associated with this venture in the mezzanine section of our consolidated balance sheets at December 31, 2012 and 2011, respectively, which approximates redemption value at such date. The carrying amount of Vestar’s redeemable noncontrolling interest will be increased by periodic accretions, which shall be recognized against paid-in capital, such that the carrying amount of the noncontrolling interest will equal the mandatory redemption amount.
We acquired a controlling interest in CapCo on January 4, 2011 which required us to consolidate CapCo’s results as of the acquisition date. We recorded $206.1 million of noncontrolling interest upon consolidation, which represented the fair value of the portion of CapCo’s equity that we did not own upon acquisition. The $206.1 million of noncontrolling interest is reflected in the equity section of our consolidated balance sheet as permanent equity at December 31, 2012. Since LIH, the noncontrolling party, only participates in the earnings of CapCo to the extent of dividends declared on our common stock and considering that dividends are generally declared and paid in the same quarter, subsequent changes to the noncontrolling interest will only occur if dividends are declared but not paid, or if we acquire all or a portion of LIH’s interest or if its LLC shares in CapCo are converted into our common stock. See Note 5 above for a discussion of the CapCo joint venture.
In October 2011, we acquired a 60% controlling interest in two VIEs, Danbury 6 Associates LLC and Southbury 84 Associates LLC. We determined that we are the primary beneficiary of these entities and, accordingly, we consolidated their results as of the acquisition date. Upon consolidation, we recorded $19.0 million of noncontrolling interest which represented the estimated fair value of the preferred equity interests which are entitled to a cumulative 5% annual preferred return, held by the noncontrolling interest holders. The operating agreements contain certain provisions that may require us to redeem the noncontrolling interest at the balance of their contributed capital as adjusted for unpaid preferred returns due to them pursuant to the operating agreements. The provisions are exercisable at any time prior to the tenth anniversary of the acquisition closing. Due to the redemption feature, we have recorded the $19.0 million of noncontrolling interest associated with this venture in the mezzanine section of our consolidated balance sheets at December 31, 2012 and 2011, which approximates redemption value. The carrying amount of the redeemable noncontrolling interest is increased by periodic accretions of a preferred return of 5%, and will be decreased by payments made to the noncontrolling partner which shall be recognized as income attributable to the noncontrolling interest holders for the period, such that the carrying amount of the noncontrolling interest will equal the mandatory redemption amount. Both the income attributable to the noncontrolling interest holders and amounts paid to them during the year ended December 31, 2012 were $944,000. The income attributable to the noncontrolling interest holders and amounts paid to them during the year ended December 31, 2011 were $168,000 and $89,000, respectively.

18. Stockholders’ Equity and (Loss) Earnings Per Share
During each quarter of 2012, our Board of Directors declared cash dividends of $0.22 per share on our common stock. These dividends were paid in March, June, September and December 2012.
In August 2012, we completed an underwritten public offering and concurrent private placement totaling 4.1 million shares of our common stock at a price to the public and in the private placement of $21.20 per share. In the concurrent private placement, 500,000 shares were purchased by MGN (USA), Inc., an affiliate of our largest stockholder, Gazit-Globe, Ltd. ("Gazit"), which may be deemed to be controlled by Chaim Katzman, the Chairman of our Board of Directors. The offerings generated proceeds to us of approximately $85.6 million. The stock issuance costs and underwriting discounts were approximately $813,000. We used the net proceeds to reduce the outstanding balance under our unsecured revolving credit facility.
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

Also in connection with the closing of the CapCo transaction in 2011, we executed a Registration and Liquidity Rights Agreement between us and LIH pursuant to which we agreed to register the approximately 4.1 million shares of our common stock received by LIH in the transaction and the approximately 11.4 million shares of our common stock issuable if we exercise our right to pay for the redemption of LIH’s joint venture units with shares of our common stock. On March 9, 2012, LIH sold the approximately 4.1 million shares of our common stock issued in exchange for the CapCo note and upon conversion of the Class A common stock pursuant to an underwritten public offering. Pursuant to the Registration and Liquidity Rights Agreement, we paid all of the expenses of the offering other than underwriting discounts and legal expenses of counsel to LIH, which amounted to $169,000 for the year ended December 31, 2012, and are included in general and administrative expenses in the accompanying consolidated statement of operations.
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
(Loss) Earnings per Share
During 2010, we issued 536,601 shares of our common stock in exchange for DIM stock under the DIM exchange agreement. There were no such shares issued for the years ended December 31, 2012 and 2011. We were required to adjust our basic income used in our basic earnings per share (“EPS”) calculations for the incremental gain or (loss) attributable to our increased ownership, as well our weighted-average shares to include the additional share issuance to the extent that the adjustment was not anti-dilutive.

The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net (loss) income available to common stockholders and shares of common stock used in calculating basic EPS:

	Year Ended December 31,
	2012	2011		2010
	(In thousands)
(Loss) income from continuing operations	$(6,755)	$26,899		$6,146
Net (income) loss attributable to noncontrolling interests	(10,702)	(9,630)		254
(Loss) income from continuing operations attributable to Equity One, Inc.	(17,457)	17,269		6,400
Allocation of continuing income to restricted share awards and to Class A common stockholder	(1,082)	(1,169)		(280)
(Loss) income from continuing operations attributable to common stockholders	(18,539)	16,100		6,120
Income from discontinued operations	13,980	16,319		18,273
Net loss attributable to noncontrolling interests	—	33		439
Income from discontinued operations attributable to Equity One, Inc.	13,980	16,352		18,712
Allocation of discontinued income to restricted share awards and to Class A common stockholder	(150)	(196)		(66)
Income from discontinued operations attributable to common stockholders	13,830	16,156		18,646
Net (loss) income available to common stockholders	$(4,709)	$32,256		$24,766
Weighted average shares outstanding – Basic	114,233	110,099		91,536
Basic (loss) earnings per share attributable to the common stockholders:
Continuing operations	$(0.16)	$0.15		$0.07
Discontinued operations	0.12	0.15		0.20
(Loss) earnings per common share — Basic	$(0.04)	$0.29	*	$0.27

* Note: EPS does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net (loss) income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Year Ended December 31,
	2012	2011		2010
	(In thousands)
(Loss) income from continuing operations	$(6,755)	$26,899		$6,146
Net (income) loss attributable to noncontrolling interests	(10,702)	(9,630)		254
(Loss) income from continuing operations attributable to Equity One, Inc.	(17,457)	17,269		6,400
Allocation of continuing income to restricted share awards and to Class A common stockholder	(1,082)	(1,169)		(280)
Allocation of earnings associated with DIM contingent shares	—	—		(91)
(Loss) income from continuing operations attributable to common stockholders	(18,539)	16,100		6,029
Income from discontinued operations	13,980	16,319		18,273
Net loss attributable to noncontrolling interests	—	33		439
Income from discontinued operations attributable to Equity One, Inc.	13,980	16,352		18,712
Allocation of discontinued income to restricted share awards and to Class A common stockholder	(136)	(178)		(66)
Income from discontinued operations attributable to common stockholders	13,844	16,174		18,646
Net (loss) income available to common stockholders	$(4,695)	$32,274		$24,675
Weighted average shares outstanding – Basic	114,233	110,099		91,536
Stock options using the treasury method	—	142		102
Contingent shares to be issued for DIM stock	—	—		72
Weighted average shares outstanding – Diluted	114,233	110,241		91,710
Diluted (loss) earnings per share attributable to common stockholders:
Continuing operations	$(0.16)	$0.15		$0.07
Discontinued operations	0.12	0.15		0.20
(Loss) earnings per common share — Diluted	$(0.04)	$0.29	*	$0.27

* Note: EPS does not foot due to the rounding of the individual calculations.
The computation of diluted EPS for the year ended December 31, 2012 did not include 3.5 million shares of common stock, issuable upon the exercise of outstanding options, at prices ranging from $11.59 to $26.66 as the effect would be anti-dilutive. The computation of diluted EPS for the years ended December 31, 2011 and 2010 did not include 1.9 million shares of common stock for each period, issuable upon the exercise of outstanding options, at prices ranging from $18.88 to $26.66 and $17.79 to $26.66, respectively, because the option prices were greater than the average market prices of our common shares during these respective periods.

The computation of diluted EPS for the years ended December 31, 2012 and 2011 did not include the 11.4 million and 11.2 million, respectively, weighted average joint venture units held by LIH which are convertible into our common stock. The LIH shares are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. These convertible units are not included in the diluted weighted average share count because their inclusion is anti-dilutive.
19. Share-Based Payment Plans
The Equity One Amended and Restated 2000 Executive Incentive Compensation Plan (the “2000 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, and deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The persons eligible to receive an award under the 2000 Plan are our officers, directors, employees and independent contractors. Following an amendment to the 2000 Plan, approved by our stockholders on May 2, 2011, the total number of shares of common stock that may be issuable under the 2000 Plan is 13.5 million shares, plus (i) the number of shares with respect to which options previously granted under the 2000 Plan terminate without being exercised, and (ii) the number of shares that are surrendered in payment of the exercise price for any awards or any tax withholding requirements.

The 2000 Plan will terminate on the earlier of May 2, 2021 or the date on which all shares reserved for issuance under the 2000 Plan have been issued. As of December 31, 2012, 5.0 million shares were available for issuance under the 2000 Plan, as amended.
Discounts offered to participants under our 2004 Employee Stock Purchase Plan represent the difference between market value of our stock on the purchase date and purchase price of shares as provided under the plan. A portion of share-based compensation cost is capitalized as part of property-related assets.
Options and Restricted Stock
As of December 31, 2012, we have stock options and restricted stock outstanding under the 2000 Plan. In addition, in connection with the initial employment in 2006 of Jeffrey S. Olson, our Chief Executive Officer, we issued Mr. Olson options to purchase 364,660 shares of common stock.
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
The fair value of each option awarded during 2012, 2011 and 2010 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatilities, dividend yields, employee exercises and employee forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We measure compensation expense for restricted stock awards based on the fair value of our common stock at the date of the grant and charge to expense such amounts ratably over the vesting period. For grants with a graded vesting schedule, we have elected to recognize compensation expense on a straight-line basis. We used the shortcut method described in the Share Compensation Topic of the FASB ASC for determining the expected life used in the valuation method.
The following table presents stock option activity:

	Year Ended December 31,
	2012		2011		2010
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding at the beginning of year	3,565	$20.62	3,346	$20.73	2,762	$21.28
Granted	—	—	227	19.07	609	18.56
Exercised	(42)	11.59	(2)	18.88	—	—
Forfeited or expired	(2)	18.88	(6)	18.88	(25)	28.05
Outstanding at the end of year	3,521	$20.73	3,565	$20.62	3,346	$20.73
Exercisable at the end of year	3,041	$21.15	2,675	$21.54	2,157	$22.62
Weighted-average fair value of options granted during the year		$—		$3.67		$3.43
The total cash or other consideration received from options exercised during the years ended December 31, 2012 and 2011 was $493,000 and $31,000, respectively. No options were exercised during the year ended December 31, 2010.
The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was approximately $319,000 and $1,000, respectively. Options exercisable at December 31, 2012 and 2011 had an intrinsic value of approximately $5.3 million and $1.2 million, respectively.

The fair value of each option grant was estimated on the grant date using the Black-Scholes-Merton pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010
Dividend yield	4.6%	4.4% - 4.8%
Risk-free interest rate	2.7%	1.9% - 2.9%
Expected option life (years)	6.0 - 6.25	5.75 - 6.5
Expected volatility	30.2%	28.6% - 30.7%
The options were granted with an exercise price equivalent to the current stock price on the grant date or the ten-day average of the stock price prior to the grant date. No options were granted during the year ended December 31, 2012.
Restricted Stock Grants and Long-Term Incentive Compensation Plan
The following table presents information regarding restricted stock activity during the year ended December 31, 2012:

	Unvested Shares		Weighted-Average Price
	(In thousands)
Unvested at January 1, 2012	1,178		$17.23
Granted	72		$18.85
Vested	(271)		$18.06
Forfeited	(4)		$19.25
Unvested at December 31, 2012	975	*	$17.11
 ___________________________
* Does not include 800,000 shares of restricted stock awarded to certain executives which are subject to performance vesting conditions and are not entitled to vote or receive dividends during the performance period as discussed below.
Our compensation committee grants restricted stock to our officers, directors, and other employees. Vesting periods for the restricted stock are determined by our compensation committee. We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and expense such amounts ratably over the vesting period. As of December 31, 2012, we had 975,380 shares of non-vested restricted stock grants outstanding.
During the year ended December 31, 2012, we granted 71,934 shares of restricted stock that are subject to forfeiture and vest over periods from 0 to 3 years. The total grant-date value of the 270,927 shares of restricted stock that vested during the year ended December 31, 2012 was $4.9 million.
Jeffrey S. Olson, our chief executive officer, was eligible for long term incentive cash compensation subject to a performance-based schedule which ended on December 31, 2010 after a four-year performance measurement period. In order for him to have received compensation, our total stockholder return over the performance period must have exceeded 6% and achieved a certain spread against the average total return of a defined peer group. At the end of the performance period, the total return targets were not met and, as such, no cash or other compensation was awarded in connection with the long-term incentive plan. As a result, in 2010, we reversed the remaining $0.7 million of liability associated with the award into earnings.
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

On January 28, 2011, we entered into employment agreements with Mr. Caputo, Arthur L. Gallagher, our Executive Vice President and President of Florida, and Mark Langer, our Executive Vice President and Chief Financial Officer, which are effective as of February 1, 2011. The initial term of each employment agreement ends December 31, 2014 and will automatically renew for successive one-year periods unless either party gives the other written notice at least six months before the expiration of the applicable term of that party’s intent to let the employment agreement expire. We granted an aggregate of 800,000 restricted shares (the “Executive Shares”) under the new employment agreements which will vest if our total shareholder return over a four-year measurement period commencing on February 1, 2011 exceeds the average total shareholder return of a peer group of publicly traded retail property REITs, as well as an absolute return threshold. The total return thresholds for the Executive Shares are the same as the thresholds applicable to the Contingent Shares awarded to Mr. Olson. Messrs Caputo, Gallagher, and Langer do not participate in dividends over the performance period and must be employed by us on the vesting date to receive the shares. As these shares are not entitled to vote or receive dividends during the performance period, they are not included in our restricted share count.
The Contingent Shares and the Executive Shares were each valued at approximately $4.5 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used the statistical formula underlying the Black-Scholes-Merton binomial formula. For the Contingent Shares, we recognize compensation expense over the requisite service period from August 9, 2010 through December 31, 2014. For the Executive Shares, we recognize compensation expense over the requisite service period from January 28, 2011 through December 31, 2014. During the years ended December 31, 2012 and 2011, we recognized approximately $1.1 million and $1.0 million, respectively, of compensation expense related to the Executive Shares, and approximately $1.0 million of compensation expense related to the Contingent Shares each period.
Further to Mr. Olson’s employment agreement dated August 9, 2010, the remaining unvested shares related to his previous employment agreement dated September 5, 2006 were modified in that, of the 24,291 restricted shares scheduled to vest on December 31, 2010, 14,170 were made to vest on August 9, 2010, 5,061 vested on December 31, 2012 and the remaining 5,060 are scheduled to vest on December 31, 2014. We elected to account for the modification of the award by recognizing the total cost of the newly modified award ratably over the newly defined requisite service period.
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

Share-Based Compensation Expense
Share-based compensation expense charged against earnings is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Restricted stock expense	$6,060	$5,692	$4,194
Stock option expense	1,040	1,454	2,347
Employee stock purchase plan discount	13	14	10
Total equity-based expense	7,113	7,160	6,551
Restricted stock classified as a liability	51	103	—
Total expense	7,164	7,263	6,551
Less amount capitalized	(301)	(271)	(54)
Net share-based compensation expense	$6,863	$6,992	$6,497
As of December 31, 2012, we had $11.0 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under the 2000 Plan. This expense is expected to be recognized over a weighted-average period of 1.9 years.
401(k) Plan
We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We match 100% of each employee’s contribution up to 3.0% of the employee’s annual compensation and, thereafter, match 50% of the next 3.0% of the employee’s annual compensation. Employees’ contributions and our matching contributions vest immediately. Our contributions to the 401(k) Plan for the years ended December 31, 2012, 2011 and 2010 were $432,000, $418,000 and $332,000, respectively.

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
20. Segment Reporting
We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast - including Georgia, Louisiana, Alabama, Mississippi, North Carolina, South Carolina and Virginia; (4) Northeast – including Connecticut, Maryland, Massachusetts and New York; (5) West Coast – including California and Arizona; and (6) Other/Non-retail – which comprises our non-retail assets. Our segments as reported in this Annual Report on Form 10-K for the year ended December 31, 2012 are not consistent with our segments as reported in our Annual Report on Form 10-K for the year ended December 31, 2011. We have divided our previously combined North Florida and Southeast region into two separate regions in this Annual Report on Form 10-K for the period ended December 31, 2012, as a result of a change in management responsibilities for the North Florida region during the first quarter of 2012 and corresponding changes in our internal reporting. These changes have been reflected in our segment disclosures for all periods presented herein.
We assess a segment’s performance based on net operating income (“NOI”). NOI excludes interest and other income, acquisition costs, general and administrative expenses, interest expense, depreciation and amortization expense, (losses) gains from extinguishments of debt, income (loss) of unconsolidated joint ventures, gains on sales of real estate, impairments, and noncontrolling interests. NOI is a non-GAAP financial measure. The most directly comparable GAAP financial measure is (loss)income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back amortization of deferred financing fees, rental property depreciation and amortization, interest expense, impairment losses and general and administrative expense, and to exclude revenue earned from management and leasing services, straight line rent adjustments, accretion of below market lease intangibles (net), gain on sale of real estate, equity in income (loss) of unconsolidated joint ventures, gain on bargain purchase and acquisition of controlling interest in subsidiary, (loss) gain on extinguishment of debt, investment income, and other income. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with (loss) income from continuing operations before tax and discontinued operations as presented in our consolidated financial statements. NOI should not be considered as an alternative to net (loss) income attributable to Equity One, Inc. as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of our properties.

The following table sets forth the financial information relating to our continuing operations presented by segments and includes a reconciliation of NOI to (loss) income from continuing operations before tax and discontinued operations, the most directly comparable GAAP financial measure:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue:
South Florida	$91,398	$86,203	$87,150
North Florida	43,944	45,973	44,500
Southeast	47,694	46,654	46,739
Northeast	53,197	35,997	30,387
West Coast	67,583	48,940	—
Non-retail	2,788	2,846	903
Total segment revenue	306,604	266,613	209,679
Add:
Straight line rent adjustment	3,837	2,377	2,018
Accretion of below market lease intangibles, net	12,681	8,931	4,755
Management and leasing services	2,489	2,287	1,557
Total revenue	$325,611	$280,208	$218,009

Net operating income (NOI):
South Florida	$61,577	$57,008	$56,741
North Florida	30,877	31,772	31,028
Southeast	33,685	32,574	32,854
Northeast	36,639	25,608	21,905
West Coast	44,597	31,921	—
Non-retail	1,358	1,107	150
Total	208,733	179,990	142,678
Add:
Straight line rent adjustment	3,837	2,377	2,018
Accretion of below market lease intangibles, net	12,681	8,931	4,755
Management and leasing services	2,489	2,287	1,557
Elimination of intersegment expenses	10,226	7,497	6,408
Investment income	7,248	4,342	930
Equity in income (loss) of unconsolidated joint ventures	542	4,829	(116)
Other income	45	406	648
Gain on bargain purchase	—	30,561	—
Gain on sale of real estate	—	5,541	254
(Loss) gain on extinguishment of debt	(29,153)	(2,175)	33
Less:
Rental property depreciation and amortization	86,006	81,446	48,294
General and administrative	42,474	50,976	41,360
Interest expense	72,175	68,964	62,734
Amortization of deferred financing fees	2,479	2,207	1,891
Impairment loss	22,772	19,158	464
(Loss) income from continuing operations before tax and discontinued operations	$(9,258)	$21,835	$4,422

Of the $22.8 million impairment loss recorded for the year ended December 31, 2012 relating to properties held for use, $12.3 million related to assets in our Southeast region, $9.8 million related to assets in our North Florida region, $600,000 related to assets in our South Florida region and $140,000 related to assets in our West Coast region. Of the $19.2 million impairment loss recorded for the year ended December 31, 2011, $15.1 million related to assets in our Southeast region, $3.8 million related to assets in our South Florida region and $266,000 related to assets in our North Florida region. Of the $464,000 impairment loss recorded for the year ended December 31, 2010, $273,000 related to assets in our Southeast region, $162,000 related to assets in our North Florida region and $29,000 related to assets in our South Florida region.

	December 31,
	2012	2011
	(In thousands)
Assets:
South Florida	$712,101	$717,434
North Florida	352,943	362,460
Southeast	396,944	415,521
Northeast	894,658	645,439
West Coast	821,347	714,227
Non-retail	33,525	34,023
Corporate assets	206,741	189,016
Properties held for sale	84,409	144,451
Total assets	$3,502,668	$3,222,571

21. Future Minimum Rental Income
Our properties are leased to tenants under operating leases with expiration dates extending to the year 2039. Future minimum rents under non-cancelable operating leases as of December 31, 2012, excluding tenant reimbursements of operating expenses and percentage rent based on tenants’ sales volume are as follows:

Year Ending December 31,	Amount
(In thousands)
2013	$238,953
2014	208,145
2015	176,780
2016	139,855
2017	108,167
Thereafter	454,194
Total	$1,326,094

22. Commitments and Contingencies
As of December 31, 2012, we had pledged letters of credit having an aggregate face amount of $1.8 million as additional security for financial and other obligations.

As of December 31, 2012, we have invested an aggregate of approximately $169.6 million in development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $91.5 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next three years. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.

We are subject to litigation in the normal course of business. However, we do not believe that any of the litigation outstanding as of December 31, 2012 will have a material adverse effect on our financial condition, results of operations or cash flows. During the year ended December 31, 2012, we recorded $525,000, which is included in property operating expenses in the accompanying consolidated statement of operations, related to litigation that was settled in the first quarter of 2012.

In October 2012, we entered into a contract to acquire the Westwood Complex as further discussed in Note 11. We are monitoring litigation brought against the seller of the Westwood Complex by a party with whom the seller formed a joint venture in 2001 to own an apartment building adjacent to the Westwood Complex. The plaintiff in the litigation claims that the seller, as manager of the apartment joint venture, breached certain fiduciary duties owing to the joint venture partner by purchasing the Westwood Complex and the land underlying the adjacent apartment building for the seller's own account in 2005. We are not a party to the litigation. In so far as the litigation relates to the Westwood Complex, the seller has substantially prevailed twice at the trial court level, and we believe the seller will prevail in the appeal currently pending in the Court of Special Appeals of Maryland, but there can be no assurance that this will be the case. If the seller does not prevail, it is possible that the court may make the Westwood Complex available to satisfy any judgment against the seller (through forced sale or otherwise). The loan documentation and purchase agreement governing our transaction with the seller provide us with various protections in the event such an adverse litigation outcome were to occur. In light of the litigation history and the protections afforded us by the transaction structure, we believe the likelihood of loss resulting from the litigation to be remote and not material to our business or results of operations.
At December 31, 2012, we are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties. At December 31, 2012, minimum annual payments under non-cancellable operating leases are as follows:

Year Ending December 31,	Amount
(In thousands)
2013	$1,219
2014	1,191
2015	1,156
2016	1,082
2017	1,074
Thereafter	18,466
Total	$24,188

23. Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor dry cleaning operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation. We have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions, though these policies are subject to limitations and environmental conditions known at the time of acquisition are typically excluded from coverage. During 2012 and 2011, we had one significant environmental remediation matter related to The Gallery at Westbury Plaza, which was fully remediated in 2012. See Note 13 for further discussion of this matter. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.
24. Fair Value Measurements
Fair Value Hierarchy
The Fair Value Measurements and Disclosures Topic of FASB ASC establishes a framework for measuring fair value and requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the fair value hierarchy are described as follows:

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

Recurring Fair Value Measurements

As of December 31, 2012, we have interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. The fair value of our interest rate swaps at December 31, 2012 was a liability of $7.0 million and is included in accounts payable and accrued expenses in our consolidated balance sheet as of such date. The net unrealized loss on our interest rate swaps was $7.0 million for the year ended December 31, 2012 and is included in accumulated other comprehensive loss. The fair value of the interest rate swaps is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and observable inputs. The interest rate swap is classified within Level 2 of the valuation hierarchy.

The following table presents our hierarchy for those liabilities measured and recorded at fair value on a recurring basis as of December 31, 2012:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Interest rate swaps	$6,954	$—	$6,954	$—

We held no assets or liabilities that were required to be measured on a recurring basis at fair value as of December 31, 2011.

Valuation Methods

Interest rate swap - The valuation of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2012, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments are not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety are classified in Level 2 of the fair value hierarchy. The unrealized loss included in other comprehensive income (“OCI”) of $7.0 million for the year ended December 31, 2012, is attributable to the net change in unrealized gains or losses related to the interest rate swaps that remain outstanding at December 31, 2012, none of which were reported in the consolidated statements of operations because they are documented and qualify as hedging instruments.

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

Non-Recurring Fair Value Measurements

The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis during the year ended December 31, 2012:

Assets:	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Operating properties held and used (1)	$19,800	$—	$—	$19,800	$21,507
Operating properties held for sale (1)	19,100	—	15,340	3,760	6,669
Development properties held and used (1)	12,510	—	—	12,510	740
Total	$51,410	$—	$15,340	$36,070	$28,916
(1) Represents real estate investments for which we have recorded an impairment loss during 2012.

On a non-recurring basis, we evaluate the carrying value of investment property and investments in and advances to unconsolidated joint ventures, when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments, if any, typically result from values established by Level 3 valuations. The carrying value is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset as determined by purchase price offers or by discounted cash flows using the income or market approach. These cash flows are comprised of unobservable inputs which include contractual rental revenue and forecasted rental revenue and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based upon observable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, we determined that the valuation of these investment properties and investments is classified within Level 3 of the fair value hierarchy.

During the years ended December 31, 2012 and 2011, we recognized $740,000 and $11.8 million, respectively, of impairment losses on certain development projects for which management's development intentions changed. We did not recognize any impairment losses on development projects during the year ended December 31, 2010.

During the year ended December 31, 2012, we recognized impairment losses of $6.7 million related to four properties held for sale (one in the South Florida region and three in the Southeast region), which are included in discontinued operations in the accompanying consolidated statement of operations. The estimated fair values related to the impairment assessment for the property in the South Florida region and two of the properties in the Southeast region were based upon the expected sales prices as determined by executed contracts after adjusting for estimated costs to sell and, therefore, are classified within Level 2 of the fair value hierarchy. The estimated fair value related to the impairment assessment for the third property in the Southeast region was primarily based on a broker opinion and, therefore, is classified within Level 3 of the fair value hierarchy. During the year ended December 31, 2011, we recognized impairment losses of $36.8 million related to properties held for sale based on executed sales contracts. We did not recognize any impairment losses on properties held for sale during the year ended December 31, 2010.

During the years ended December 31, 2012 and 2011, we recognized $21.5 million and $6.4 million, respectively, of impairment losses on operating properties located in secondary markets for which our anticipated holding periods were reconsidered and for which leasing of significant vacant spaces has been difficult. The impairment and results of operations for these properties are included in the Southeast and North Florida regions. The analysis in 2012 and 2011 included an assessment of the plans for each property. Based on this analysis, it was determined that there is an the increased likelihood that holding periods for certain properties may be shorter than previously estimated due to management’s updated disposition plans. The expected cash flows considered the estimated holding period of the assets and the exit price in the event of a disposition. We did not recognize any impairment losses on operating properties during the year ended December 31, 2010.

We also perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, result from values established by Level 3 valuations. We estimate the fair value of the reporting unit using discounted projected future cash flows, which approximate a current sales price. If the results of this analysis indicate that the carrying value of the reporting unit exceeds its fair value, impairment is recorded to reduce the carrying value to fair value. Goodwill impairment losses for the years ended December 31, 2012, 2011 and 2010 were $525,000, $2.4 million and $687,000 respectively.

25. Fair Value of Financial Instruments
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

Loans Receivable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at December 31, 2012 and 2011 was approximately $142.2 million and $45.0 million, respectively. The fair value is estimated by using a discounted cash flow analysis based on the current interest rates at which similar loans would be made. The carrying amount of these loans receivable, including accrued interest and loan costs, was $140.7 million and $45.3 million at December 31, 2012 and 2011, respectively.

Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at December 31, 2012 and 2011 was approximately $494.4 million and $545.6 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount of these notes, including notes associated with properties held for sale, was $451.1 million and $509.6 million at December 31, 2012 and 2011, respectively.

Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at December 31, 2012 and 2011 was approximately $765.1 million and $725.9 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount of these notes was $729.1 million and $688.8 million at December 31, 2012 and 2011, respectively.

Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated at December 31, 2012 was $255.2 million, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was approximately $250.0 million at December 31, 2012.

The fair market value calculation of our debt as of December 31, 2012 includes assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculation uses a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages, senior notes and term loans are consistent with current market trends.

Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – The fair value of our interest rate swaps at December 31, 2012 was a liability of $7.0 million. See Note 24 above for a discussion of the method used to value the interest rate swaps.

Redeemable Noncontrolling Interests (classified within Level 3 of the valuation hierarchy) – The carrying amount of the redeemable noncontrolling interests of $22.6 million and $22.8 million at December 31, 2012 and 2011, respectively, approximates their fair value. The valuation method used to estimate fair value of redeemable noncontrolling interests is based on discounted cash flow analyses.

Investments In and Advances to Unconsolidated Joint Ventures (classified within Level 3 of the valuation hierarchy) – The carrying amount of the investments in and advances to unconsolidated joint ventures of $72.2 million and $50.2 million at December 31, 2012 and 2011, respectively, approximates its fair value as determined by discounted cash flow analyses.

26. Condensed Consolidating Financial Information
Many of our subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of December 31, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$264,506	$1,338,620	$1,403,243	$(133)	$3,006,236
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	354,460	79,369	855,396	(792,793)	496,432
Total Assets	$1,847,276	$1,417,989	$2,258,639	$(2,021,236)	$3,502,668
LIABILITIES
Mortgage notes payable	$—	$57,979	$381,177	$—	$439,156
Unsecured senior notes payable	731,136	—	—	—	731,136
Other notes payable	600,000	93,600	67,000	(760,600)	—
Term loan	250,000	—	—	—	250,000
Unsecured revolving credit facilities	172,000	—	—	—	172,000
Unamortized/unaccreted (discount) premium on notes payable	(2,006)	(151)	9,215	—	7,058
Other liabilities	18,646	112,510	163,056	(21,249)	272,963
Liabilities associated with properties held for sale	3,057	268	—	—	3,325
Total Liabilities	1,772,833	264,206	620,448	(781,849)	1,875,638
REDEEMABLE NONCONTROLLING INTERESTS	—	—	—	22,551	22,551
EQUITY	74,443	1,153,783	1,638,191	(1,261,938)	1,604,479
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,847,276	$1,417,989	$2,258,639	$(2,021,236)	$3,502,668

Condensed Consolidating Balance Sheet As of December 31, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$269,728	$1,297,302	$1,242,139	$(46)	$2,809,123
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	344,587	52,200	855,502	(838,841)	413,448
Total Assets	$1,842,625	$1,349,502	$2,097,641	$(2,067,197)	$3,222,571
LIABILITIES
Mortgage notes payable	$17,525	$39,327	$402,825	$—	$459,677
Unsecured senior notes payable	691,136	—	—	—	691,136
Other notes payable	600,000	93,600	67,000	(760,600)	—
Unsecured revolving credit facilities	138,000	—	—	—	138,000
Unamortized/unaccreted (discount) premium on notes payable	(2,718)	296	10,318	—	7,896
Other liabilities	20,362	102,146	145,883	(30,820)	237,571
Liabilities associated with properties held for sale	11,400	1,298	27,587	—	40,285
Total Liabilities	1,475,705	236,667	653,613	(791,420)	1,574,565
REDEEMABLE NONCONTROLLING INTERESTS	—	—	—	22,804	22,804
EQUITY	366,920	1,112,835	1,444,028	(1,298,581)	1,625,202
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,842,625	$1,349,502	$2,097,641	$(2,067,197)	$3,222,571

Condensed Consolidating Statement of Comprehensive (Loss) Income for the year ended December 31, 2012	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$33,189	$156,774	$136,036	$(388)	$325,611
Equity in subsidiaries' earnings	115,148	—	—	(115,148)	—
Total costs and expenses	48,931	83,820	83,997	(623)	216,125
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	99,406	72,954	52,039	(114,913)	109,486
Other income and expenses	(103,061)	(19,219)	4,402	(866)	(118,744)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	(3,655)	53,735	56,441	(115,779)	(9,258)
Income tax (expense) benefit of taxable REIT subsidiaries	—	(262)	2,765	—	2,503
(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,655)	53,473	59,206	(115,779)	(6,755)
Income (loss) from discontinued operations	636	(1,226)	14,188	382	13,980
NET (LOSS) INCOME	(3,019)	52,247	73,394	(115,397)	7,225
Other comprehensive (loss) income	(6,889)	—	458	—	(6,431)
COMPREHENSIVE (LOSS) INCOME	(9,908)	52,247	73,852	(115,397)	794
Comprehensive income attributable to noncontrolling interests	—	—	(10,702)	—	(10,702)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(9,908)	$52,247	$63,150	$(115,397)	$(9,908)

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2011	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$32,901	$149,164	$98,143	$—	$280,208
Equity in subsidiaries' earnings	138,930	—	—	(138,930)	—
Total costs and expenses	51,728	85,259	72,411	2,150	211,548
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	120,103	63,905	25,732	(141,080)	68,660
Other income and expenses	(94,795)	(25,032)	77,086	(4,084)	(46,825)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	25,308	38,873	102,818	(145,164)	21,835
Income tax benefit of taxable REIT subsidiaries	—	2,723	2,341	—	5,064
INCOME FROM CONTINUING OPERATIONS	25,308	41,596	105,159	(145,164)	26,899
Income (loss) from discontinued operations	8,664	43,005	(93,479)	58,129	16,319
NET INCOME	33,972	84,601	11,680	(87,035)	43,218
Other comprehensive income	64	—	351	—	415
COMPREHENSIVE INCOME	34,036	84,601	12,031	(87,035)	43,633
Comprehensive income attributable to noncontrolling interests	—	—	(9,597)	—	(9,597)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$34,036	$84,601	$2,434	$(87,035)	$34,036

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2010	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$33,618	$146,048	$38,445	$(102)	$218,009
Equity in subsidiaries' earnings	71,387	—	—	(71,387)	—
Total costs and expenses	49,472	75,360	23,588	1,827	150,247
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	55,533	70,688	14,857	(73,316)	67,762
Other income and expenses	(33,700)	(13,466)	(11,684)	(4,490)	(63,340)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	21,833	57,222	3,173	(77,806)	4,422
Income tax (expense) benefit of taxable REIT subsidiaries	(199)	752	1,171	—	1,724
INCOME FROM CONTINUING OPERATIONS	21,634	57,974	4,344	(77,806)	6,146
Income (loss) from discontinued operations	2,457	10,854	(1,475)	6,437	18,273
NET INCOME	24,091	68,828	2,869	(71,369)	24,419
Other comprehensive loss	(282)	—	(1,021)	—	(1,303)
COMPREHENSIVE INCOME	23,809	68,828	1,848	(71,369)	23,116
Comprehensive loss attributable to noncontrolling interests	—	—	693	—	693
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$23,809	$68,828	$2,541	$(71,369)	$23,809

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(121,293)	$108,376	$166,136	$153,219
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(73,235)	(170,314)	(243,549)
Additions to income producing properties	(4,853)	(12,324)	(2,998)	(20,175)
Acquisition of land held for development	—	(9,505)	—	(9,505)
Additions to construction in progress	(682)	(63,683)	(778)	(65,143)
Proceeds from sale of real estate and rental properties	1,417	15,342	25,235	41,994
Decrease in cash held in escrow	90,846	—	746	91,592
Increase in deferred leasing costs and lease intangibles	(1,739)	(3,344)	(2,086)	(7,169)
Investment in joint ventures	—	—	(26,392)	(26,392)
Repayments of advances to joint ventures	—	—	517	517
Distributions from joint ventures	—	—	567	567
Investment in loans receivable	(114,258)	—	—	(114,258)
Repayment of loans receivable	19,258	—	—	19,258
Advances to subsidiaries, net	(107,328)	56,135	51,193	—
Net cash used in investing activities	(117,339)	(90,614)	(124,310)	(332,263)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(6,585)	(17,762)	(41,826)	(66,173)
Net borrowings under revolving credit facilities	34,000	—	—	34,000
Proceeds from senior debt borrowings	296,823	—	—	296,823
Repayment of senior debt borrowings	(287,840)	—	—	(287,840)
Proceeds from issuance of common stock	85,838	—	—	85,838
Borrowings under term loan	250,000	—	—	250,000
Payment of deferred financing costs	(3,251)	—	—	(3,251)
Stock issuance costs	(883)	—	—	(883)
Dividends paid to stockholders	(102,078)	—	—	(102,078)
Distributions to noncontrolling interests	(9,995)	—	—	(9,995)
Distributions to redeemable noncontrolling interests	(944)	—	—	(944)
Net cash provided by (used in) financing activities	255,085	(17,762)	(41,826)	195,497
Net increase in cash and cash equivalents	16,453	—	—	16,453
Cash and cash equivalents at beginning of the year	10,963	—	—	10,963
Cash and cash equivalents at end of the year	$27,416	$—	$—	$27,416

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2011	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$98,588	$27,461	$(23,423)	$102,626
INVESTING ACTIVITIES:
Acquisition of income producing properties	(55,000)	(55,500)	(168,580)	(279,080)
Additions to income producing properties	(2,296)	(11,377)	(2,723)	(16,396)
Additions to construction in progress	(2,339)	(40,376)	(382)	(43,097)
Proceeds from sale of real estate and rental properties	3,206	11,705	384,485	399,396
Increase in cash held in escrow	(91,591)	—	—	(91,591)
Investment in loans receivable	(45,100)	—	—	(45,100)
Increase in deferred leasing costs and lease intangibles	(1,416)	(4,142)	(1,596)	(7,154)
Investment in joint ventures	—	—	(15,024)	(15,024)
Repayments of advances to joint ventures	—	—	34,887	34,887
Distributions from joint ventures	—	—	18,786	18,786
Investment in consolidated subsidiary	—	—	(242)	(242)
Advances to subsidiaries, net	(67,836)	161,910	(94,074)	—
Net cash (used in) provided by investing activities	(262,372)	62,220	155,537	(44,615)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(1,808)	(89,681)	(155,375)	(246,864)
Net borrowings under revolving credit facilities	138,000	—	—	138,000
Proceeds from issuance of common stock	116,542	—	—	116,542
Payment of deferred financing costs	(4,888)	—	(151)	(5,039)
Stock issuance costs	(1,185)	—	—	(1,185)
Dividends paid to stockholders	(98,842)	—	—	(98,842)
Distributions to redeemable noncontrolling interests	(11,405)	—	—	(11,405)
Net cash provided by (used in) financing activities	136,414	(89,681)	(155,526)	(108,793)
Net decrease in cash and cash equivalents	(27,370)	—	(23,412)	(50,782)
Cash and cash equivalents obtained through acquisition	—	—	23,412	23,412
Cash and cash equivalents at beginning of the year	38,333	—	—	38,333
Cash and cash equivalents at end of the year	$10,963	$—	$—	$10,963

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2010	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(176,475)	$92,438	$155,599	$71,562
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(67,720)	(40,376)	(108,096)
Additions to income producing properties	(1,853)	(4,266)	(3,738)	(9,857)
Additions to construction in progress	(4,432)	(4,280)	(1,202)	(9,914)
Acquisition of land held for development	(1,337)	—	—	(1,337)
Proceeds from sale of real estate and rental properties	1,861	1,447	1,009	4,317
Increase in deferred leasing costs and lease intangibles	(1,667)	(2,082)	(1,012)	(4,761)
Investment in joint ventures	—	—	(13,927)	(13,927)
Investment in consolidated subsidiary	(13,437)	—	—	(13,437)
Advances to joint ventures	—	—	(33,417)	(33,417)
Distributions from joint ventures	—	—	345	345
Proceeds from sale of securities	841	—	—	841
Advances to subsidiaries, net	16,488	34,939	(51,427)	—
Net cash used in investing activities	(3,536)	(41,962)	(143,745)	(189,243)
FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(12,825)	(50,222)	(11,710)	(74,757)
Proceeds from issuance of common stock	270,698	—	—	270,698
Payment of deferred financing costs	(569)	(254)	(144)	(967)
Stock issuance costs	(3,319)	—	—	(3,319)
Dividends paid to stockholders	(83,611)	—	—	(83,611)
Net cash provided by (used in) financing activities	170,374	(50,476)	(11,854)	108,044
Net decrease in cash and cash equivalents	(9,637)	—	—	(9,637)
Cash and cash equivalents at beginning of the year	47,970	—	—	47,970
Cash and cash equivalents at end of the year	$38,333	$—	$—	$38,333

27. Quarterly Financial Data (unaudited)

	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)(2)
2012	(in thousands, except per share data)
Total revenue	$78,952	$80,048	$81,485	$85,126
Income (loss) from continuing operations	$8,374	$5,301	$11,825	$(32,255)
Net income (loss)	$21,695	$5,021	$10,801	$(30,292)
Net income (loss) available to common shareholders	$18,982	$2,268	$8,065	$(32,792)
Basic per share data
Income (loss) from continuing operations	$0.05	$0.02	$0.08	$(0.30)
Net income (loss)	$0.16	$0.02	$0.07	$(0.28)
Diluted per share data
Income (loss) from continuing operations	$0.05	$0.02	$0.08	$(0.30)
Net income (loss)	$0.16	$0.02	$0.07	$(0.28)
 _______________________________________________

(1)
Reclassified to reflect the reporting of discontinued operations. Note that the sum of the individual quarters per share data may not foot to the year-to-date totals due to the rounding of the individual calculations.

(2)
During the fourth quarter of 2012, we recognized a loss on early extinguishment of debt of $30.2 million (including $1.1 million in discontinued operations), primarily comprised of a make-whole premium and deferred fees and costs of $29.6 million associated with the redemption of all of our $250 million 6.25% unsecured senior notes, which were scheduled to mature on December 15, 2014. Additionally, during the fourth quarter of 2012, we recognized impairment losses of $18.8 million in continuing operations and $798,000 in discontinued operations. See Note 7 for further discussion of impairments.

	First Quarter (1)(2)	Second Quarter (1)	Third Quarter (1)(3)	Fourth Quarter (1)
2011
Total revenue	$68,220	$70,681	$68,350	$72,957
Income (loss) from continuing operations	$32,320	$5,354	$(8,216)	$(2,559)
Net income (loss)	$37,377	$9,121	$(2,209)	$(1,071)
Net income (loss) available to common stockholders	$34,994	$6,986	$(4,657)	$(3,702)
Basic per share data
Income (loss) from continuing operations	$0.28	$0.03	$(0.10)	$(0.05)
Net income (loss)	$0.33	$0.06	$(0.04)	$(0.04)
Diluted per share data
Income from continuing operations	$0.27	$0.03	$(0.10)	$(0.05)
Net income (loss)	$0.32	$0.06	$(0.04)	$(0.04)
 _______________________________________________

(1)
Reclassified to reflect the reporting of discontinued operations. Note that the sum of the individual quarters per share data may not foot to the year-to-date totals due to the rounding of the individual calculations.

(2)	During the first quarter of 2011, we recognized a gain on bargain purchase of $30.6 million related to our CapCo acquisition.

(3)
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

28. Related Parties
Refer to Note 18 for a discussion of the private placements during 2012 and 2011 to MGN (USA), Inc., an affiliate of our largest stockholder, Gazit.
We received rental income from affiliates of Gazit of approximately $339,000, $271,000 and $324,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
General and administrative expenses incurred by us on behalf of Gazit, which are reimbursed, totaled approximately $758,000, $567,000 and $636,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The balance due from Gazit, which is included in accounts and other receivables, was approximately $476,000 and $126,000 at December 31, 2012 and 2011, respectively. The amount due at December 31, 2012 was paid in full in February 2013.

We reimbursed MGN Icarus, Inc., an affiliate of Gazit, for certain travel expenses incurred by the Chairman of our Board of Directors. The amounts reimbursed totaled approximately $243,000, $137,000 and $346,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
29. Subsequent Events
Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our December 31, 2012 consolidated balance sheet date for potential recognition or disclosure in our consolidated financial statements.
Subsequent to year end, we closed on the sale of eight properties located in the Southeast and North Florida regions for a purchase price of $81.3 million and concurrently prepaid $2.8 million in mortgage loans, which bore interest at 6.85%. The operations of these properties are included in discontinued operations in the accompanying consolidated financial statements for all the periods presented and the related assets and liabilities are presented as held for sale in our consolidated balance sheets at December 31, 2012 and 2011.
Subsequent to year end, we entered into a contract to sell one of our operating properties located in the Southeast region. On February 25, 2013, the due diligence period expired and the property met the criteria to be classified as held for sale. As of December 31, 2012, the property had a net book value of $9.7 million. We expect to recognize a gain on sale of the property in the first quarter of 2013.

SCHEDULE II
Equity One, Inc.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to expense	Adjustments to valuation accounts	Deductions	Balance at end of period
	(In thousands)
Year Ended December 31, 2012:
Allowance for doubtful accounts	$5,265	$1,054	$—	$(3,137)	$3,182
Allowance for deferred tax asset	205	8	—	—	213
Year Ended December 31, 2011:
Allowance for doubtful accounts	3,672	2,100	—	(507)	5,265
Allowance for deferred tax asset	195	10	—	—	205
Year Ended December 31, 2010:
Allowance for doubtful accounts	3,718	1,601	—	(1,647)	3,672	(1)
Allowance for deferred tax asset	183	12	—	—	195
 ____________________________________
(1) Allowance for doubtful accounts balance above excludes allowance for doubtful accounts relating to held for sale assets of $1.2 million at December 31, 2010.

SCHEDULE III
Equity One, Inc.
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(in thousands)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
90-30 Metropolitan Avenue	NY	$—	$5,105	$21,378	$741	$5,105	$22,119	$27,224	$(737)	2007	9/1/2011
161 W. 16th Street	NY	—	21,699	40,518	243	21,699	40,761	62,460	(1,301)	1930	5/16/2011
1175 Third Avenue	NY	7,001	28,282	22,115	(377)	28,070	21,950	50,020	(1,039)	1995	9/22/2010
2400 PGA	FL	—	1,418	—	1	1,418	1	1,419	(1)	n/a	3/20/2006
4101 South I-85 Industrial	NC	—	1,619	950	274	1,619	1,224	2,843	(327)	1956,1963	2/12/2003
200 Potrero	CA	—	4,778	1,469	—	4,778	1,469	6,247	—	1928	12/27/2012
1225-1239 Second Avenue	NY	16,655	14,253	11,288	—	14,253	11,288	25,541	(61)	1963	10/5/2012
Alafaya Commons	FL	—	6,858	10,720	1,515	6,858	12,235	19,093	(2,899)	1987	2/12/2003
Alafaya Village	FL	—	1,444	4,967	673	1,444	5,640	7,084	(1,251)	1986	4/20/2006
Ambassador Row	LA	—	3,880	10,570	2,329	3,880	12,899	16,779	(2,932)	1980	2/12/2003
Ambassador Row Courtyard	LA	—	3,110	9,208	2,238	3,110	11,446	14,556	(3,189)	1986	2/12/2003
Antioch Land	CA	—	7,060	—	(150)	6,910	—	6,910	—	n/a	1/4/2011
Atlantic Village	FL	—	1,190	4,760	5,179	1,190	9,939	11,129	(2,559)	1984	6/30/1995
Aventura Square (2)	FL	25,944	46,811	17,851	2,015	45,855	20,822	66,677	(857)	1991	10/5/2011
Banco Popular Building	FL	—	3,363	1,566	622	3,363	2,188	5,551	(569)	1971	9/27/2005
Beauclerc Village	FL	—	651	2,242	1,576	651	3,818	4,469	(1,955)	1962	5/15/1998
Bird Ludlum	FL	—	4,088	16,318	1,550	4,088	17,868	21,956	(8,277)	1988	8/11/1994
Bluebonnet Village	LA	—	2,290	4,168	2,134	2,290	6,302	8,592	(1,531)	1983	2/12/2003
Bluffs Square Shoppes	FL	—	3,232	9,917	832	3,232	10,749	13,981	(4,101)	1986	8/15/2000
Boca Village	FL	—	3,385	10,174	2,423	3,385	12,597	15,982	(2,554)	1978	8/15/2000
Boynton Plaza	FL	—	2,943	9,100	708	2,943	9,808	12,751	(3,568)	1978	8/15/2000
Brawley Commons	NC	6,534	4,206	11,556	(7,682)	4,206	3,874	8,080	(1,274)	1997	12/31/2008
BridgeMill	GA	7,528	8,593	6,310	697	8,593	7,007	15,600	(2,020)	2000	11/13/2003
Broadway Plaza - land	NY	—	7,500	—	2,219	9,719	—	9,719	—	n/a	6/8/2012
Broadway Plaza - land outparcel	NY	—	2,000	—	236	2,236	—	2,236	—	n/a	10/1/2012
Brookside Plaza	CT	—	2,291	26,260	7,680	2,291	33,940	36,231	(6,584)	1985	1/12/2006
Buckhead Station	GA	24,166	27,138	45,277	2,036	27,138	47,313	74,451	(7,707)	1996	3/9/2007
Butler Creek	GA	—	2,808	7,648	(1,169)	9,287	—	9,287	—	1990	7/15/2003
Canyon Trails	AZ	—	12,087	11,168	(1,889)	12,087	9,279	21,366	(1,255)	2008	12/30/2010
Cashmere Corners	FL	—	1,947	5,707	(78)	1,947	5,629	7,576	(1,665)	2001	8/15/2000
Centre Pointe Plaza	NC	—	2,081	4,411	1,174	2,081	5,585	7,666	(1,482)	1989	2/12/2003
Chapel Trail Plaza	FL	—	3,641	5,777	3,027	3,641	8,804	12,445	(2,127)	2007	5/10/2006
Charlotte Square	FL	—	4,155	4,414	105	4,155	4,519	8,674	(1,192)	1980	2/12/2003
Chastain Square	GA	—	10,689	5,937	721	10,689	6,658	17,347	(1,658)	1981	2/12/2003
Chestnut Square	NC	—	1,189	1,326	3,563	1,189	4,889	6,078	(810)	1985	2/12/2003
Circle Center West	CA	—	10,800	10,340	667	10,800	11,007	21,807	(863)	1989	3/15/2011
Clocktower Plaza Shopping Center	NY	—	25,184	19,462	—	25,184	19,462	44,646	(180)	1985	2/12/2003
Compo Acres Shopping Center	CT	—	18,305	12,195	66	18,305	12,261	30,566	(350)	1960	3/1/2012
Copps Hill Plaza	CT	18,109	14,146	24,626	104	14,198	24,678	38,876	(2,627)	2002	3/31/2010
Coral Reef Shopping Center	FL	—	16,464	4,376	1,627	17,515	4,952	22,467	(887)	1968	9/1/2006
Country Club Plaza	LA	—	1,294	2,060	13	1,294	2,073	3,367	(513)	1982	2/12/2003
Countryside Shops	FL	—	11,343	13,853	3,320	11,343	17,173	28,516	(4,227)	1986	2/12/2003

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Crossroads Square	FL	$—	$3,592	$4,401	$6,112	$3,520	$10,585	$14,105	$(2,703)	1973	8/15/2000
Culver Center	CA	64,000	74,868	59,958	4,035	75,214	63,647	138,861	(1,988)	2000	11/16/2011
CVS Plaza	FL	—	657	2,803	1,314	657	4,117	4,774	(893)	2004	7/23/1999
Danbury Green	CT	24,700	17,547	21,560	8,400	18,143	29,364	47,507	(1,685)	2006	10/27/2011
Daniel Village	GA	—	3,439	8,352	158	3,439	8,510	11,949	(2,113)	1956	2/12/2003
Danville – San Ramon Medical	CA	13,401	11,088	4,171	858	11,088	5,029	16,117	(929)	1982	1/4/2011
Darinor Plaza	CT	18,658	—	16,991	—	—	16,991	16,991	(317)	1978	8/28/2012
Douglas Commons	GA	—	3,681	7,588	220	3,681	7,808	11,489	(1,998)	1988	2/12/2003
El Novillo	FL	—	250	1,000	162	250	1,162	1,412	(416)	1970	4/30/1998
Elmwood Oaks	LA	—	4,088	8,221	705	4,088	8,926	13,014	(2,452)	1989	2/12/2003
Fairview Oaks	GA	—	1,929	6,187	87	8,203	—	8,203	—	1997	2/12/2003
Forest Village	FL	—	3,397	3,206	2,347	3,397	5,553	8,950	(1,701)	2000	1/28/1999
Ft. Caroline	FL	—	701	2,800	735	700	3,535	4,235	(1,622)	1985	1/24/1994
Galleria	NC	—	1,493	3,875	(1,608)	3,760	—	3,760	—	1986	2/12/2003
Gateway Plaza at Aventura	FL	—	2,301	5,529	—	2,301	5,529	7,830	(613)	1991	3/19/2010
Glengary Shoppes	FL	16,079	7,488	13,969	384	7,488	14,353	21,841	(1,711)	1995	12/31/2008
Grassland Crossing	GA	—	3,656	7,885	(1,469)	10,072	—	10,072	—	1996	2/12/2003
Greenwood	FL	—	4,117	10,295	2,967	4,117	13,262	17,379	(3,309)	1982	2/12/2003
Hairston Center	GA	—	1,644	642	28	1,644	670	2,314	(121)	2000	8/25/2005
Hamilton Ridge	GA	—	5,612	7,167	(898)	11,881	—	11,881	—	2002	12/18/2003
Hammocks Town Center	FL	—	16,856	11,392	592	16,856	11,984	28,840	(1,370)	1987	12/31/2008
Hampton Oaks	GA	—	835	—	1,557	1,172	1,221	2,393	(266)	2009	11/30/2006
Homestead Gas Station	FL	—	1,170	—	100	1,170	100	1,270	(6)	1959	11/8/2004
Kirkman Shoppes	FL	—	3,222	9,714	325	3,222	10,039	13,261	(3,743)	1973	8/15/2000
Lago Mar	FL	—	4,216	6,609	1,221	4,216	7,830	12,046	(1,956)	1995	2/12/2003
Lake Mary	FL	—	7,092	13,878	8,092	7,092	21,970	29,062	(8,696)	1988	11/9/1995
Lantana Village	FL	—	1,350	7,978	927	1,350	8,905	10,255	(3,139)	1976	1/6/1998
Laurel Walk House	NC	—	105	111	—	105	111	216	(20)	1985	10/31/2005
Lutz Lake	FL	—	3,619	5,199	1,159	3,619	6,358	9,977	(1,586)	2002	2/12/2003
Mableton Crossing	GA	—	3,331	6,403	(1,180)	8,555	—	8,555	—	1997	2/12/2003
Macland Pointe	GA	—	3,462	4,814	(894)	7,382	—	7,382	—	1992	2/12/2003
Madison Centre	AL	—	1,424	5,187	23	1,424	5,210	6,634	(1,859)	1997	2/12/2003
Magnolia Shoppes	FL	13,807	7,176	10,886	487	7,176	11,373	18,549	(1,317)	1998	12/31/2008
Mandarin Landing	FL	—	4,443	4,747	11,361	4,443	16,108	20,551	(4,155)	1976	12/10/1999
Mariners Crossing	FL	—	1,262	4,447	2,869	1,511	7,067	8,578	(1,895)	1989	9/12/2000
Market Place	GA	—	1,667	4,078	106	1,577	4,274	5,851	(1,077)	1976	2/12/2003
Marketplace Shopping Center	CA	16,164	8,727	22,188	2,095	8,737	24,273	33,010	(1,360)	1990	1/4/2011
McAlpin Square	GA	—	3,536	6,963	328	3,536	7,291	10,827	(2,009)	1979	2/12/2003
Meadows	FL	—	2,304	6,670	202	2,304	6,872	9,176	(1,895)	1997	5/23/2002
Medical & Merchants	FL	—	10,323	12,174	(9,184)	10,323	2,989	13,312	(3,018)	1993	5/27/2004
Middle Beach Shopping Center	FL	—	2,195	5,542	(3,948)	871	2,918	3,789	(1,217)	1994	12/23/2003
North Village Center	SC	—	2,860	2,774	(3,154)	2,480	—	2,480	—	1984	2/12/2003
NSB Regional	FL	—	3,217	8,896	269	3,217	9,165	12,382	(2,270)	1987	2/12/2003
Oak Hill	FL	—	690	2,760	1,564	690	4,324	5,014	(1,472)	1985	12/7/1995
Oakbrook Square (2)	FL	—	7,706	16,079	4,215	7,706	20,294	28,000	(5,883)	1974	8/15/2000
Oaktree Plaza	FL	—	1,589	2,275	283	1,589	2,558	4,147	(443)	1985	10/16/2006

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Old Kings Commons	FL	—	1,420	5,005	429	1,420	5,434	6,854	(1,352)	1988	2/12/2003
Pablo Plaza	FL	—	5,327	12,676	379	5,424	12,958	18,382	(1,583)	1973	8/31/2010
Park Promenade	FL	—	2,670	6,444	345	2,670	6,789	9,459	(2,510)	1987	1/31/1999
Paulding Commons	GA	—	3,848	11,985	4,784	3,848	16,769	20,617	(3,263)	1991	2/12/2003
Pavilion	FL	—	10,827	11,299	6,575	10,827	17,874	28,701	(3,914)	1982	2/4/2004
Piedmont Peachtree Crossing	GA	—	34,338	17,992	830	34,338	18,822	53,160	(3,717)	1978	3/6/2006
Pine Island	FL	—	8,557	12,860	2,467	8,557	15,327	23,884	(4,862)	1983	8/26/1999
Pine Ridge Square	FL	—	6,528	9,850	6,657	6,528	16,507	23,035	(2,909)	1986	2/12/2003
Plaza Acadienne	LA	—	2,108	168	159	2,108	327	2,435	(74)	1980	2/12/2003
Plaza Alegre	FL	—	2,011	9,191	217	1,866	9,553	11,419	(3,499)	2003	2/26/2002
Plaza Escuela	CA	—	10,041	63,038	1,175	10,041	64,213	74,254	(2,726)	2002	1/4/2011
Point Royale	FL	—	3,720	5,005	3,338	4,784	7,279	12,063	(3,053)	1970	7/27/1995
Post Road Plaza	CT	—	9,807	2,707	—	9,807	2,707	12,514	(116)	1978	3/1/2012
Potrero Center	CA	—	48,594	74,701	55	48,594	74,756	123,350	(1,802)	1968	3/1/2012
Powers Ferry Plaza	GA	—	3,236	5,227	548	3,236	5,775	9,011	(1,790)	1979	2/12/2003
Prosperity Centre	FL	—	4,597	13,838	956	4,597	14,794	19,391	(4,864)	1993	8/15/2000
Providence Square	NC	—	1,112	2,575	(1,092)	567	2,028	2,595	(788)	1973	2/12/2003
Quincy Star Market	MA	—	6,121	18,444	—	6,121	18,444	24,565	(4,091)	1965	10/7/2004
Ralph’s Circle Center	CA	—	9,833	5,856	890	9,833	6,746	16,579	(462)	1983	7/14/2011
Regency Crossing	FL	—	1,982	6,524	102	1,982	6,626	8,608	(1,692)	1986	2/12/2003
Ridge Plaza	FL	—	3,905	7,450	1,659	3,905	9,109	13,014	(3,217)	1984	8/15/2000
River Green (land)	GA	—	2,587	—	(1,087)	695	805	1,500	—	n/a	9/27/2005
Riverside Square	FL	—	6,423	8,260	389	5,623	9,449	15,072	(2,417)	1987	2/12/2003
Riverview Shopping Center	NC	—	2,202	4,745	2,167	2,202	6,912	9,114	(1,610)	1973	2/12/2003
Ryanwood Square	FL	—	2,281	6,880	1,044	2,608	7,597	10,205	(2,117)	1987	8/15/2000
Salerno Village Square	FL	—	2,291	1,511	5,242	2,291	6,753	9,044	(1,533)	1987	5/6/2002
Sawgrass Promenade	FL	—	3,280	9,351	2,314	3,280	11,665	14,945	(4,239)	1982	8/15/2000
Serramonte Shopping Center	CA	—	81,049	119,765	15,087	80,999	134,902	215,901	(10,527)	1968	1/4/2011
Seven Hills	FL	—	2,167	5,167	638	2,167	5,805	7,972	(1,345)	1991	2/12/2003
Shaw’s @ Medford	MA	—	7,750	11,390	—	7,750	11,390	19,140	(2,515)	1995	10/7/2004
Shaw’s @ Plymouth	MA	—	4,917	12,199	—	4,917	12,199	17,116	(2,691)	1993	10/7/2004
Sheridan Plaza	FL	61,488	38,888	36,241	6,561	38,888	42,802	81,690	(10,710)	1973	7/14/2003
Sherwood South	LA	—	746	2,412	1,068	746	3,480	4,226	(1,130)	1972	2/12/2003
Shipyard Plaza	MS	—	1,337	1,653	283	1,337	1,936	3,273	(613)	1987	2/12/2003
Shoppes at Andros Isle	FL	—	6,009	7,832	92	6,009	7,924	13,933	(1,295)	2000	12/8/2006
Shoppes at Silverlakes	FL	—	10,306	10,131	2,621	10,306	12,752	23,058	(3,084)	1995	2/12/2003
Shoppes of Eastwood	FL	—	1,688	6,976	(1,774)	6,890	—	6,890	—	1999	6/28/2002
Shoppes of Jonathan’s Landing	FL	—	1,146	3,442	244	1,146	3,686	4,832	(1,192)	1997	8/15/2000
Shoppes of North Port	FL	—	1,452	5,807	1,123	1,452	6,930	8,382	(1,930)	1991	12/5/2000
Shops at Skylake	FL	—	15,226	7,206	24,884	15,226	32,090	47,316	(8,358)	1999	8/19/1997
Siegen Village	LA	—	4,329	9,691	5	4,329	9,696	14,025	(2,867)	1988	2/12/2003
Smyth Valley Crossing	VA	—	2,537	3,890	690	2,537	4,580	7,117	(1,003)	1989	2/12/2003
South Beach	FL	—	9,545	19,228	5,197	9,545	24,425	33,970	(6,398)	1990	2/12/2003

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements (1)	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
South Point	FL	6,924	7,142	7,098	76	7,142	7,174	14,316	(1,139)	2003	12/8/2006
Southbury Green	CT	21,000	18,483	31,857	5,254	18,744	36,850	55,594	(1,578)	1997	10/27/2011
Spalding Village	GA	—	4,709	4,972	286	4,709	5,258	9,967	(1,636)	1989	2/12/2003
St. Lucie Land	FL	—	7,728	—	(2,128)	3,640	1,960	5,600	—	n/a	11/27/2006
Stanley Market Place	NC	—	396	669	4,954	396	5,623	6,019	(924)	2007	2/12/2003
Star’s at Cambridge	MA	—	11,358	13,854	—	11,358	13,854	25,212	(3,062)	1953	10/7/2004
Summerlin Square	FL	—	2,187	7,989	(2,995)	6,472	709	7,181	(258)	1986	6/10/1998
Sun Point	FL	—	4,025	4,228	1,772	4,025	6,000	10,025	(2,099)	1984	5/5/2006
Sunlake-Equity One LLC	FL	—	9,861	—	34,610	16,589	27,882	44,471	(1,984)	2010	2/1/2005
Tamarac Town Square	FL	—	4,742	5,610	751	4,643	6,460	11,103	(1,793)	1987	2/12/2003
Tarpon Heights	LA	—	1,133	631	223	1,133	854	1,987	(259)	1982	2/12/2003
TD Bank Skylake	FL	—	2,041	—	453	2,064	430	2,494	(16)	n/a	12/17/2009
The Boulevard	LA	—	1,360	1,675	628	1,360	2,303	3,663	(782)	1976	2/12/2003
The Crossing	LA	—	1,591	3,650	789	1,591	4,439	6,030	(1,102)	1988	2/12/2003
The Gallery at Westbury	NY	—	27,481	3,537	79,966	26,079	84,905	110,984	(510)	2012	11/16/2009
The Plaza at St. Lucie West	FL	—	790	3,082	964	790	4,046	4,836	(728)	n/a	8/15/2000
Thomasville Commons	NC	—	1,212	4,567	1,829	1,212	6,396	7,608	(1,567)	1991	2/12/2003
Town & Country	FL	—	2,503	4,397	277	2,354	4,823	7,177	(1,348)	1993	2/12/2003
Treasure Coast Plaza (2)	FL	—	1,359	9,728	911	1,359	10,639	11,998	(2,608)	1983	2/12/2003
Unigold	FL	—	4,304	6,413	1,587	4,304	8,000	12,304	(2,080)	1987	2/12/2003
Union City Commons (land)	GA	—	8,084	—	(5,509)	1,754	821	2,575	—	n/a	6/22/2006
Village at Northshore	LA	—	1,034	10,128	195	1,034	10,323	11,357	(2,529)	1988	2/12/2003
Von's Circle West	CA	10,793	18,219	18,909	2,586	18,274	21,440	39,714	(1,368)	1972	3/16/2011
Walden Woods	FL	—	950	3,780	1,158	881	5,007	5,888	(2,627)	1985	1/1/1999
Walton Plaza	GA	—	869	2,827	30	869	2,857	3,726	(717)	1990	2/12/2003
Waterstone	FL	—	1,422	7,508	328	1,422	7,836	9,258	(1,450)	2005	4/10/1992
Webster Plaza	MA	7,070	5,033	14,465	1,657	5,033	16,122	21,155	(2,690)	1963	10/12/2006
Webster Plaza Solar Project	MA	—	—	—	732	—	732	732	(43)	n/a	n/a
Wesley Chapel Crossing	GA	—	6,389	4,311	4,890	6,389	9,201	15,590	(2,771)	1989	2/12/2003
West Bird Plaza	FL	—	5,280	12,539	401	5,280	12,940	18,220	(1,183)	1977	8/31/2010
West Lakes Plaza	FL	—	2,141	5,789	602	2,141	6,391	8,532	(2,634)	1984	11/6/1996
West Roxbury Shaw's Plaza	MA	—	9,207	13,588	1,967	9,207	15,555	24,762	(3,409)	1973	10/7/2004
Westbury Plaza	NY	—	37,853	58,273	10,123	40,843	65,406	106,249	(5,871)	1993	10/29/2009
Westport Outparcels	FL	—	1,347	1,010	5	1,347	1,015	2,362	(168)	1990	9/14/2006
Westport Plaza	FL	3,890	4,180	3,446	191	4,180	3,637	7,817	(846)	2002	12/17/2004
Westridge	GA	—	1,696	4,390	652	6,738	—	6,738	—	2006	2/12/2003
Whole Foods at Swampscott	MA	—	5,139	6,539	—	5,139	6,539	11,678	(1,439)	1967	10/7/2004
Williamsburg at Dunwoody	GA	—	4,347	3,615	839	4,347	4,454	8,801	(1,082)	1983	2/12/2003
Willowdale Shopping Center	NC	—	1,322	6,078	1,645	1,322	7,723	9,045	(2,398)	1986	2/12/2003
Willows Shopping Center	CA	55,245	20,999	38,007	5,081	21,037	43,050	64,087	(3,230)	1977	1/4/2011
Windy Hill	SC	—	987	1,906	(127)	2,766	—	2,766	—	1968	4/8/2004
Young Circle	FL	—	13,409	8,895	437	13,409	9,332	22,741	(1,856)	1962	5/19/2005
Corporate	FL	—	—	242	(9,623)	289	(9,670)	(9,381)	132	various	various
		$439,156	$1,264,295	$1,747,160	$330,643	$1,315,666	$2,026,432	$3,342,098	$(335,862)

(1) Includes only asset impairments recognized.
(2) Aventura Square encumbrance is cross collateralized with Oakbrook Square and Treasure Coast Plaza.

SCHEDULE III
Equity One, Inc.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30-55 years
Buildings and land improvements	2-40 years
Tenant improvements	Lesser of minimum lease term or economic useful life
Furniture and equipment	5-7 years

	2012	2011	2010
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$3,086,320	$2,686,610	$2,486,235
Additions during period:
Improvements	24,022	559,536	23,945
Acquisitions	273,185	944,598	196,756
Deductions during period:
Cost of real estate sold/written off	(41,429)	(1,104,424)	(20,326)
Balance at end of year	$3,342,098	$3,086,320	$2,686,610
Reconciliation of accumulated depreciation:
Balance at beginning of year	$(277,197)	$(228,956)	$(193,392)
Depreciation expense	(66,758)	(67,876)	(50,995)
Cost of real estate sold/written off	8,093	19,635	15,431
Balance at end of year	$(335,862)	$(277,197)	$(228,956)
Aggregate cost for federal income tax purposes	$2,249,859	$2,099,729	$1,936,534

SCHEDULE IV
Equity One, Inc.
MORTGAGE LOANS ON REAL ESTATE

Type of Loan	Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages
							(In thousands)
Mezzanine Loan	Shopping Center	California	9.21%	7/9/2016	Interest only	$—	$45,000	$45,223
Mortgage Loan	Retail/Housing	Maryland	5.00%	1/15/2014	Interest only	—	$95,000	$95,485
Totals						$—	$140,000	$140,708

	2012	2011	2010
	(In thousands)
Reconciliation of loans on real estate:
Balance at beginning of year	$45,279	$—	$—
Additions during year:
New loans, including capitalized costs	114,518	45,114	—
Accrued interest	2,277	196	—
	116,795	45,310	—
Deductions during year:
Collection of principal	(19,258)	—	—
Collection of interest	(2,000)	(28)	—
Amortization of capitalized costs	(108)	(3)	—
	(21,366)	(31)	—
Balance at end of year	$140,708	$45,279	$—

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase

101.LAB++	XBRL Extension Labels Linkbase

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase

101.DEF++	XBRL Taxonomy Extension Definition Linkbase

++
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.