Form 10-Q
period 2013-03-31
EQUITY ONE, INC.
filed 2013-05-07
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of May 2, 2013, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 119,085,632.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets March 31, 2013 and December 31, 2012 (Unaudited) (In thousands, except share par value amounts)

	March 31, 2013	December 31, 2012
ASSETS
Properties:
Income producing	$3,110,334	$3,100,499
Less: accumulated depreciation	(341,009)	(326,165)
Income producing properties, net	2,769,325	2,774,334
Construction in progress and land held for development	98,485	108,721
Properties held for sale	36,949	123,949
Properties, net	2,904,759	3,007,004
Cash and cash equivalents	24,699	27,416
Cash held in escrow and restricted cash	442	442
Accounts and other receivables, net	11,866	14,320
Investments in and advances to unconsolidated joint ventures	71,710	72,171
Loans receivable, net	152,692	140,708
Goodwill	6,889	6,889
Other assets	242,799	233,718
TOTAL ASSETS (including $110,700 and $111,100 of consolidated variable interest entities at March 31, 2013 and December 31, 2012, respectively*)	$3,415,856	$3,502,668

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$437,163	$439,156
Unsecured senior notes payable	731,136	731,136
Term loan	250,000	250,000
Unsecured revolving credit facilities	104,500	172,000
	1,522,799	1,592,292
Unamortized premium on notes payable, net	6,487	7,058
Total notes payable	1,529,286	1,599,350
Other liabilities:
Accounts payable and accrued expenses	45,545	55,248
Tenant security deposits	8,903	8,886
Deferred tax liability	12,070	12,016
Other liabilities	206,482	196,625
Liabilities associated with properties held for sale	117	3,513
Total liabilities (including $62,100 and $63,000 of consolidated variable interest entities at March 31, 2013 and December 31, 2012, respectively*)	1,802,403	1,875,638
Redeemable noncontrolling interests	3,635	22,551
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 117,208 and 116,938 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,172	1,169
Additional paid-in capital	1,684,539	1,679,227
Distributions in excess of earnings	(277,516)	(276,085)
Accumulated other comprehensive loss	(6,100)	(7,585)
Total stockholders’ equity of Equity One, Inc.	1,402,095	1,396,726
Noncontrolling interests	207,723	207,753
Total equity	1,609,818	1,604,479
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,415,856	$3,502,668
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

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income For the three months ended March 31, 2013 and 2012 (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
REVENUE:
Minimum rent	$64,156	$57,716
Expense recoveries	19,801	17,124
Percentage rent	2,069	1,949
Management and leasing services	414	804
Total revenue	86,440	77,593
COSTS AND EXPENSES:
Property operating	23,348	21,006
Depreciation and amortization	23,021	21,045
General and administrative	8,897	11,382
Total costs and expenses	55,266	53,433
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	31,174	24,160
OTHER INCOME AND EXPENSE:
Investment income	2,204	1,445
Equity in income (loss) of unconsolidated joint ventures	435	(188)
Other income	—	45
Interest expense	(17,445)	(17,080)
Amortization of deferred financing fees	(606)	(591)
Loss on extinguishment of debt	—	(93)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	15,762	7,698
Income tax (expense) benefit of taxable REIT subsidiaries	(95)	46
INCOME FROM CONTINUING OPERATIONS	15,667	7,744
DISCONTINUED OPERATIONS:
Operations of income producing properties	428	1,614
Gain on disposal of income producing properties	11,196	14,269
Impairment loss on income producing properties	—	(1,932)
INCOME FROM DISCONTINUED OPERATIONS	11,624	13,951
NET INCOME	27,291	21,695
Net income attributable to noncontrolling interests	(2,698)	(2,713)
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$24,593	$18,982

EARNINGS PER COMMON SHARE - BASIC:
Continuing operations	$0.11	$0.04
Discontinued operations	0.10	0.12
	$0.21	$0.16

Number of Shares Used in Computing Basic Earnings per Share	117,032	112,649

EARNINGS PER COMMON SHARE - DILUTED:
Continuing operations	$0.11	$0.04
Discontinued operations	0.10	0.12
	$0.21	$0.16

Number of Shares Used in Computing Diluted Earnings per Share	117,398	112,820

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2013 and 2012
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
NET INCOME	$27,291	$21,695
OTHER COMPREHENSIVE INCOME:
Net amortization of interest rate contracts included in net income	16	16
Net unrealized gain on interest rate swaps (1)	2,388	1,394
Net loss on interest rate swap reclassified from accumulated other comprehensive income into interest expense	(919)	(325)
Other comprehensive income	1,485	1,085
COMPREHENSIVE INCOME	28,776	22,780
Comprehensive income attributable to noncontrolling interests	(2,698)	(2,713)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$26,078	$20,067

(1) This amount includes our share of an unconsolidated joint venture's unrealized gains of $82 and $94 for the three months ended March 31, 2013 and 2012, respectively.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the three months ended March 31, 2013
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2012	116,938	$1,169	$1,679,227	$(276,085)	$(7,585)	$1,396,726	$207,753	$1,604,479
Issuance of common stock, net of withholding taxes	270	3	3,834	—	—	3,837	—	3,837
Stock issuance costs	—	—	(34)	—	—	(34)	—	(34)
Share-based compensation expense	—	—	1,687	—	—	1,687	—	1,687
Restricted stock reclassified from liability to equity	—	—	51	—	—	51	—	51
Net income, excluding $198 of net income attributable to redeemable noncontrolling interests	—	—	—	24,593	—	24,593	2,500	27,093
Dividends paid on common stock	—	—	—	(26,024)	—	(26,024)	—	(26,024)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,524)	(2,524)
Revaluation of redeemable noncontrolling interest	—	—	(226)	—	—	(226)	—	(226)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Other comprehensive income	—	—	—	—	1,485	1,485	—	1,485
BALANCE AT MARCH 31, 2013	117,208	$1,172	$1,684,539	$(277,516)	$(6,100)	$1,402,095	$207,723	$1,609,818

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2013 and 2012 (Unaudited) (In thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$27,291	$21,695
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(721)	(1,024)
Accretion of below market lease intangibles, net	(2,918)	(2,948)
Equity in (income) loss of unconsolidated joint ventures	(435)	188
Income tax expense (benefit) of taxable REIT subsidiaries	95	(46)
Provision for losses on accounts receivable	507	211
Amortization of premium on notes payable, net	(594)	(784)
Amortization of deferred financing fees	606	595
Depreciation and amortization	23,838	22,607
Share-based compensation expense	1,600	1,980
Amortization of derivatives	16	16
Gain on sale of real estate	(11,196)	(14,269)
Loss on extinguishment of debt	682	809
Operating distributions from joint ventures	1,011	724
Impairment loss	—	1,932
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	2,239	8,615
Other assets	(11,087)	(11,099)
Accounts payable and accrued expenses	287	(5,762)
Tenant security deposits	(21)	261
Other liabilities	(5,069)	105
Net cash provided by operating activities	26,131	23,806

INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(153,750)
Additions to income producing properties	(3,307)	(4,908)
Additions to construction in progress	(10,110)	(19,583)
Proceeds from sale of real estate and rental properties	97,064	33,166
Decrease in cash held in escrow	—	90,845
Increase in deferred leasing costs and lease intangibles	(2,398)	(1,340)
Investment in joint ventures	(120)	(6,572)
Repayments of advances to joint ventures	87	381
Distributions from joint ventures	—	567
Investment in loans receivable	(12,000)	(19,258)
Net cash provided by (used in) investing activities	69,216	(80,452)

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2013 and 2012 (Unaudited) (In thousands)

	Three Months Ended March 31,
	2013	2012
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(5,577)	$(3,269)
Net repayments under revolving credit facilities	(67,500)	(96,000)
Repayment of senior debt borrowings	—	(10,000)
Proceeds from issuance of common stock	3,837	258
Borrowings under term loan	—	200,000
Payment of deferred financing costs	(6)	(1,943)
Stock issuance costs	(34)	(39)
Dividends paid to stockholders	(26,024)	(25,071)
Distributions to redeemable noncontrolling interests	(236)	(144)
Distributions to noncontrolling interests	(2,524)	(2,499)
Net cash (used in) provided by financing activities	(98,064)	61,293

Net (decrease) increase in cash and cash equivalents	(2,717)	4,647
Cash and cash equivalents at beginning of the period	27,416	10,963
Cash and cash equivalents at end of the period	$24,699	$15,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest of $831 and $1,143 in 2013 and 2012, respectively)	$18,793	$17,923

We acquired upon acquisition of certain income producing properties:
Income producing properties	$—	$166,150
Intangible and other assets	—	13,196
Intangible and other liabilities	—	(25,596)
Cash paid for income producing properties	$—	$153,750

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013
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
As of March 31, 2013, our consolidated property portfolio comprised 156 properties, including 132 retail properties and six non-retail properties totaling approximately 16.0 million square feet of gross leasable area, or GLA, 11 development or redevelopment properties with approximately 2.1 million square feet of GLA upon completion, and seven land parcels. As of March 31, 2013, our core portfolio was 91.8% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.3 million square feet of GLA.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those other entities in which we have a controlling financial interest, including where we have been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Equity One, Inc. and its subsidiaries are hereinafter referred to as “the consolidated companies”, the “Company”, “we”, “our”, “us” or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation. Certain operations have been classified as discontinued and associated results of operations and financial position are separately reported for all periods presented. Information in these notes to the condensed consolidated financial statements, unless otherwise noted, does not include the accounts of discontinued operations.
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for a full year.
Our unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet as of December 31, 2012 was derived from audited financial statements included in our 2012 Annual Report on Form 10-K, but does not include all disclosures required under GAAP. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2013.
2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Concentration of Credit Risk
A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of March 31, 2013, Publix Super Markets was our largest tenant and accounted for approximately 1.6 million square feet, or approximately 9.3% of our GLA, and approximately

$12.6 million, or 5.2%, of our annual minimum rent. As of March 31, 2013, we had outstanding receivables from Publix Super Markets of approximately $172,000. No other tenant accounted for more than 5% of our annual minimum rent.
Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Under ASU 2011-11, disclosures are required to provide information to help reconcile differences in the offsetting requirements under GAAP and International Financial Reporting Standards ("IFRS"). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the ASU requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarifies the instruments and transactions that are subject to the offsetting disclosure requirements established by ASU No. 2011-11. Derivative instruments accounted for in accordance with the derivatives and hedging topic of the FASB Accounting Standards Codification, repurchase agreements, reverse repurchase agreements, securities borrowing, and securities lending transactions are subject to ASU No. 2011-11 disclosure requirements. ASU No. 2011-11 and ASU No. 2013-01 are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption and implementation of these ASUs did not have a material impact on our results of operations, financial condition or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard)." The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets, other than goodwill, for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and earlier adoption is permitted. The adoption and implementation of this ASU did not have a material impact on our results of operations, financial condition or cash flows.
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU No. 2013-02 requires entities to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. Disclosure is also required regarding significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption and implementation of this ASU did not have a material impact on our results of operations, financial condition or cash flows.
In February 2013, the FASB issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)." ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU No. 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU No. 2013-04 is effective for fiscal years, and interim periods within those years, after December 15, 2013. We are currently evaluating the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
3.    Acquisitions
During the three months ended March 31, 2013, we did not acquire any properties and we did not recognize any material measurement period adjustments related to prior year acquisitions.
In conjunction with the 2012 acquisition of Clocktower Plaza Shopping Center, we entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary, which for a maximum of 180 days allowed us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of termination of the exchange agreement or 180 days after the acquisition date, the third party intermediary was the legal owner of the property; however, we controlled the activities that most significantly affected the property and retained all of the economic benefits and risks associated with the property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of this VIE and consolidated the property and its operations as of the acquisition date. Legal ownership for Clocktower Plaza Shopping Center was transferred to us by the qualified intermediary during the first quarter of 2013.

During the three months ended March 31, 2013 and 2012, we expensed approximately $101,000 and $1.0 million, respectively, of transaction-related costs in connection with completed or pending property acquisitions which are included in general and administrative costs in the condensed consolidated statements of income.
4.    Dispositions

The following table provides a summary of disposition activity during the three months ended March 31, 2013:

Date Sold	Property Name	City	State	Square Feet	Gross Sales Price
					(In thousands)
Income producing property sold
March 29, 2013	Middle Beach Shopping Center	Panama City Beach	FL	69,277	$2,350
March 22, 2013	Douglas Commons	Douglasville	GA	97,027	12,000
March 22, 2013	North Village Center	North Myrtle Beach	SC	60,356	2,365
March 22, 2013	Windy Hill Shopping Center	North Myrtle Beach	SC	68,465	2,635
February 13, 2013	Macland Pointe	Marietta	GA	79,699	9,150
January 23, 2013	Shoppes of Eastwood	Orlando	FL	69,037	11,600
January 15, 2013	Butler Creek	Acworth	GA	95,597	10,650
January 15, 2013	Fairview Oaks	Ellenwood	GA	77,052	9,300
January 15, 2013	Grassland Crossing	Alpharetta	GA	90,906	9,700
January 15, 2013	Mableton Crossing	Mableton	GA	86,819	11,500	(1)
January 15, 2013	Hamilton Ridge	Buford	GA	90,996	11,800
January 15, 2013	Shops at Westridge	McDonough	GA	66,297	7,550
Total					$100,600
______________________________________________
(1) $2.8 million of mortgage debt secured by this property was repaid at closing.
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we are currently evaluating opportunities to sell certain non-core properties, of which seven properties are under contract for an estimated gross sales price of approximately $41.4 million. Furthermore, it is likely that additional assets will be evaluated for disposition in future periods as part of our capital recycling program. Although we have not committed to a disposition plan with respect to these additional assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material.
Discontinued Operations
We report properties held-for-sale and operating properties sold in the current period as discontinued operations. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The results of these discontinued operations are included in a separate component of income/loss on the condensed consolidated statements of income under the caption discontinued operations. This reporting has resulted in certain reclassifications of financial statement amounts.
As of March 31, 2013, we classified six properties located in our Southeast and North Florida regions as held for sale. The operations of these properties are included in discontinued operations in the accompanying condensed consolidated statements of income for all the periods presented and the related assets and liabilities are presented as held for sale in our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012.

The components of income and expense relating to discontinued operations for the three months ended March 31, 2013 and 2012 are shown below. These include the results of operations through the date of sale for each property that was sold during 2013 and 2012 and the operations for the applicable period for those assets classified as held for sale as of March 31, 2013:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Rental revenue	$2,008	$5,474
Expenses:
Property operating expenses	675	1,676
Depreciation and amortization	218	932
General and administrative expenses	—	13
Operations of income producing property	1,115	2,853
Interest expense	(7)	(616)
Gain on disposal of income producing properties	11,196	14,269
Impairment loss on income producing properties	—	(1,932)
Loss on extinguishment of debt	(682)	(716)
Other income	2	93
Income from discontinued operations	$11,624	$13,951
5.    Investments in Joint Ventures
As of March 31, 2013, our investments in and advances to unconsolidated joint ventures was composed of the following:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	March 31, 2013	December 31, 2012
				(In thousands)
Investments in unconsolidated joint ventures:
GRI-EQY I, LLC (2)	10	GA, SC, FL	10.0%	$8,456	$8,587
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,568	3,491
Madison 2260 Realty LLC	1	NY	8.6%	634	634
Madison 1235 Realty LLC	1	NY	20.1%	1,000	1,000
Talega Village Center JV, LLC (3)	1	CA	50.5%	2,860	2,909
Vernola Marketplace JV, LLC (3)	1	CA	50.5%	6,746	6,972
Parnassus Heights Medical Center	1	CA	50.0%	20,308	20,385
Equity One JV Portfolio, LLC (4)	4	FL, MA	30.0%	27,620	27,589
Total				71,192	71,567
Advances to unconsolidated joint ventures				518	604
Investments in and advances to unconsolidated joint ventures				$71,710	$72,171
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) The investment balance as of March 31, 2013 and December 31, 2012 is presented net of deferred gains of $3.3 million for both periods associated with the disposition of assets by us to the joint venture.
(3) Our effective interest is 48% when considering the 5% noncontrolling interest held by Vestar Development Company.
(4) The investment balance as of March 31, 2013 and December 31, 2012 is presented net of a deferred gain of approximately $404,000 for both periods associated with the disposition of assets by us to the joint venture.
Equity in income (loss) of unconsolidated joint ventures totaled $435,000 and $(188,000) for the three months ended March 31, 2013 and 2012, respectively. Management fees and leasing fees earned by us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of income, totaled approximately $433,000 and $774,000 for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013 and December 31, 2012, the aggregate carrying amount of the debt of our unconsolidated joint ventures was $290.2 million and $292.0 million, respectively, of which our aggregate proportionate share was $65.5 million and $65.8 million, respectively. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
As of March 31, 2013, Equity One JV Portfolio, LLC, our joint venture with the New York State Common Retirement Fund, is party to a contract pursuant to which it may be required to purchase an additional 62,523 square foot phase of a newly developed shopping center, which it previously acquired during 2012, for a purchase price of approximately $16.0 million. We expect that the joint venture will close on this transaction during the third quarter of 2013. The joint venture is expected to fund this acquisition through partner contributions.
6.    Variable Interest Entities
Our consolidated operating properties at March 31, 2013 include two consolidated joint venture properties, Danbury Green and Southbury Green, that are held through VIEs for which we are the primary beneficiary. These entities have been established to own and operate real estate property, and our involvement with these entities is through our majority ownership and controlling interest in the properties. These entities were deemed VIEs primarily because they may not have sufficient equity at risk for them to finance their activities without additional subordinated financial support from other parties. We determined that we are the primary beneficiary of these VIEs as a result of our having the power to direct the activities that most significantly impact their economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIEs.
At March 31, 2013 and December 31, 2012, the total assets of the VIEs that own Danbury Green and Southbury Green were approximately $110.7 million and $111.1 million, respectively. These assets can only be used to settle obligations of the respective VIEs. At March 31, 2013 and December 31, 2012, the liabilities of the VIEs that own Danbury Green and Southbury Green were approximately $62.1 million and $63.0 million, respectively. These liabilities primarily include third party liabilities for which the creditors or beneficial interest holders do not have recourse against us other than for customary environmental indemnifications and non-recourse carve-outs, including $45.7 million of mortgage debt. The classification of these assets is primarily within real estate and the classification of liabilities is primarily within mortgages payable and other liabilities in the condensed consolidated balance sheets.
In addition to Danbury Green and Southbury Green, our consolidated operating properties at December 31, 2012 also include a consolidated property, Clocktower Plaza Shopping Center, which had total assets of $56.3 million and was held at the time by a qualified intermediary, as described in Note 3. Legal ownership of Clocktower Plaza Shopping Center was transferred to us by the qualified intermediary during the first quarter of 2013, and, as such, it is no longer considered a VIE.
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
7.    Loans Receivable
In July 2011, we invested in a $45.0 million junior mezzanine loan indirectly secured by a portfolio of seven California shopping centers which had an aggregate appraised value of approximately $272.0 million at the time we acquired the mezzanine loan. This mezzanine loan is subordinated in right of payment to a $120.0 million loan and a $60.0 million senior mezzanine loan, matures on July 9, 2013 subject to the borrower’s ability to extend the maturity date for three additional one-year periods, and bears interest at 8.46% per annum plus one month LIBOR (subject to a 0.75% per annum LIBOR floor). At March 31, 2013, the mezzanine loan bore interest of 9.21%. We capitalized $108,000 in net fees paid relating to the acquisition of this loan and are amortizing these amounts against interest income over the initial two-year term. As of March 31, 2013, the loan was performing, and the carrying amount of the loan was $45.2 million, which also reflects our maximum exposure to loss related to this investment. At inception and as of March 31, 2013, we had and continue to have the ability and intention to hold the mezzanine loan to maturity.
In October 2012, we purchased a $95.0 million mortgage loan secured by the Westwood Complex, a 22-acre site located in Bethesda, Maryland that consists of 214,767 square feet of retail space, a 211,020 square foot apartment building, and a 62-unit assisted living facility. The loan bears interest at 5.0% per annum and has a stated maturity date of January 15, 2014. Concurrent with the loan transaction, we also entered into a purchase contract to acquire the complex for an aggregate purchase price of approximately $140.0 million. The purchase contract contemplates a closing date that is the earlier of January 15, 2014 or upon the seller's identification of a property (or properties) which it can purchase with the proceeds from the sale of the complex. To the extent that the closing date under the purchase contract occurs prior to January 15, 2014, the parties have also agreed to adjust the maturity date of the mortgage loan to coincide with the closing date. Based on our assessment of the structure of the transaction, we have determined that the entities that own the various parcels comprising the Westwood Complex are VIEs and that we hold variable interests in these entities through the purchase contract and our investment in the mortgage loan; however, we concluded that we are not the primary beneficiary of these entities as we do not have the power to direct the activities that most significantly impact their economic performance. As of March 31, 2013, the loan was performing, and the carrying amount of the loan was $95.4 million, which also reflects our current maximum exposure to loss related to this investment. Upon the purchase of the loan and as of March 31, 2013, we had and continue to have the ability and intention to hold the loan to maturity. Although the seller may initiate the sale transaction under the purchase contract and accelerate the maturity date of the mortgage loan, we do not intend to sell the mortgage loan, and we believe that we will recover our cost basis in the loan to the extent that the maturity date is accelerated.
In March 2013, we funded a $12.0 million mezzanine loan to an entity that indirectly owns a portion of the Westwood Complex. The loan is secured by the entity's indirect ownership interests in the complex, bears interest at 5.0% per annum, and matures on the earlier of June 1, 2013 or our acquisition of certain parcels comprising the complex pursuant to the aforementioned purchase contract. We have determined that this entity is a VIE and that we hold a variable interest in it through our investment in the loan; however, we concluded that we are not the primary beneficiary of the entity because we do not have the power to direct the activities that most significantly affect its economic performance. As of March 31, 2013, the loan was performing, and the carrying amount of the loan was $12.0 million, which also reflects our current maximum exposure to loss related to this investment. At inception and as of March 31, 2013, we had and continue to have the ability and intention to hold the loan to maturity. Although the seller may initiate the sale transaction under the purchase contract in relation to certain of the parcels comprising the complex and accelerate the maturity date of the mortgage loan, we do not intend to sell the mezzanine loan, and we believe that we will recover our cost basis in the loan to the extent that the maturity date is accelerated.
8.    Other Assets
The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	March 31, 2013	December 31, 2012
	(In thousands)
Lease intangible assets, net	$126,091	$130,678
Leasing commissions, net	36,795	36,327
Prepaid expenses and other receivables	34,269	24,384
Straight-line rent receivable, net	21,593	20,857
Deferred financing costs, net	10,177	10,777
Deposits and mortgage escrow	8,071	5,208
Deferred tax asset	2,927	2,968
Furniture and fixtures, net	2,876	2,519
Total other assets	$242,799	$233,718
9.    Borrowings
Mortgage Notes Payable
At March 31, 2013, the weighted-average interest rate of our fixed rate mortgage notes payable was 6.09%. There are no mortgage notes payable included in liabilities associated with properties held for sale at March 31, 2013. Included in liabilities associated with properties held for sale at December 31, 2012 was a mortgage note payable of $2.8 million, which was repaid at closing in January 2013 upon disposition of the property.
Unsecured Senior Notes
At March 31, 2013, the weighted-average interest rate of our unsecured senior notes was 5.02%.
Unsecured Revolving Credit Facilities
Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. As of March 31, 2013, we had drawn approximately $104.5 million against the facility, which bore interest at 1.46% per annum. As of December 31, 2012, we had drawn approximately $172.0 million against the facility, which bore interest at 1.77% per annum. The facility also includes a facility fee applicable to the lending commitments thereunder, which fee was 0.25% per annum as of March 31, 2013. The facility expires on September 30, 2015, with a one year extension at our option.

We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no outstanding balance as of March 31, 2013 and December 31, 2012. The facility bears interest at LIBOR plus 1.55% per annum and expires August 7, 2013.
As of March 31, 2013, giving effect to the financial covenants applicable to these credit facilities, the maximum available to us thereunder was approximately $448.5 million, net of outstanding letters of credit.
Term Loan and Interest Rate Swaps
Interest rate swaps convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 3.17% per annum as of March 31, 2013. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019, which is the maturity date of the term loan. The fair value of our interest rate swaps at March 31, 2013 and December 31, 2012 was a liability of $5.6 million and $7.0 million, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $3.1 million as an increase to interest expense.
10.    Other Liabilities
The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	March 31, 2013	December 31, 2012
	(In thousands)
Lease intangible liabilities, net	$181,340	$185,494
Mandatorily redeemable noncontrolling interests	19,081	—
Prepaid rent	5,329	10,916
Other	732	215
Total other liabilities	$206,482	$196,625

Mandatorily redeemable noncontrolling interests represent noncontrolling interests in two of our consolidated VIEs for which the holders have exercised their optional redemption rights and which now embody unconditional obligations requiring us to redeem their interests for cash at a specified date. See Note 12 for further discussion.
11.    Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code (the "Code"), commencing with our taxable year ended December 31, 1995. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries ("TRSs"). Accordingly, the only provision for federal income taxes in our condensed consolidated financial statements relates to our consolidated TRSs.
We recorded an income tax (expense) benefit from continuing operations during the three months ended March 31, 2013 and 2012 of approximately $(95,000) and $46,000, respectively, related to IRT Capital Corporation II ("IRT") and DIM Vastgoed, N.V. ("DIM"). There was no income tax benefit or expense from discontinued operations recorded during the three months ended March 31, 2013 and 2012. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. As of March 31, 2013, DIM had federal and state net operating loss carry forwards of approximately $5.6 million and $4.7 million, respectively, which begin to expire in 2027. As of March 31, 2013, IRT had federal and state net operating loss carry forwards of $1.3 million and $1.4 million, respectively, which begin to expire in 2030.
Further, we believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit, which include all years after 2008.

12.    Noncontrolling Interests
The following is a summary of the noncontrolling interests of our consolidated entities in the condensed consolidated balance sheets:

	March 31, 2013	December 31, 2012
	(In thousands)
Danbury 6 Associates LLC (1)	$—	$7,720
Southbury 84 Associates LLC (2)	—	11,242
Vestar/EQY Canyon Trails LLC (3)	2,646	2,600
Walden Woods Village, Ltd. (4)	989	989
Total redeemable noncontrolling interests	$3,635	$22,551

EQY-CSC, LLC (CapCo)	$206,145	$206,145
DIM	1,094	1,100
Vestar/EQY Talega LLC (5)	146	147
Vestar/EQY Vernola LLC (6)	338	361
Total noncontrolling interests included in total equity	$207,723	$207,753
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
In October 2011, we acquired a 60% controlling interest in two VIEs, Danbury 6 Associates LLC and Southbury 84 Associates LLC. We determined that we are the primary beneficiary of these entities and, accordingly, consolidated their results as of the acquisition date. Upon consolidation, we recorded $19.0 million of noncontrolling interests which represented the estimated fair value of the preferred equity interests, which are entitled to a cumulative 5% annual preferred return, held by the noncontrolling interest holders. Because the operating agreements contained certain provisions that would potentially require us to redeem the noncontrolling interests at the balance of the holders' contributed capital as adjusted for any unpaid preferred returns due to them pursuant to the operating agreements, we initially recorded the $19.0 million of noncontrolling interests associated with these ventures in the mezzanine section of our condensed consolidated balance sheets and reflected such interests at their redemption value at each subsequent balance sheet date. In March 2013, we received formal notice from the noncontrolling interest holders electing to have their interests redeemed on a specified date during the second quarter of 2013. Due to the exercise of the redemption feature held by the noncontrolling interest holders, we concluded that the interests now constitute mandatorily redeemable financial instruments requiring classification as liabilities pursuant to the Distinguishing Liabilities from Equity Topic of the FASB ASC, because the interests now embody unconditional obligations requiring us to redeem them for cash at a specified or determinable date. Therefore, these noncontrolling interests were reclassified to other liabilities in our condensed consolidated balance sheet at their fair value as of the exercise date.

13.    Earnings Per Share
The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Income from continuing operations	$15,667	$7,744
Net income attributable to noncontrolling interests	(2,698)	(2,713)
Income from continuing operations attributable to Equity One, Inc.	12,969	5,031
Allocation of continuing income to participating securities	(381)	(280)
Income from continuing operations available to common stockholders	12,588	4,751
Income from discontinued operations attributable to Equity One, Inc.	11,624	13,951
Allocation of discontinued income to participating securities	(107)	(158)
Income from discontinued operations available to common stockholders	11,517	13,793
Net income available to common stockholders	$24,105	$18,544

Weighted average shares outstanding — Basic	117,032	112,649

Basic earnings per share available to common stockholders:
Continuing operations	$0.11	$0.04
Discontinued operations	0.10	0.12
Earnings per common share — Basic	$0.21	$0.16

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Income from continuing operations	$15,667	$7,744
Net income attributable to noncontrolling interests	(2,698)	(2,713)
Income from continuing operations attributable to Equity One, Inc.	12,969	5,031
Allocation of continuing income to participating securities	(381)	(280)
Income from continuing operations available to common stockholders	12,588	4,751
Income from discontinued operations attributable to Equity One, Inc.	11,624	13,951
Allocation of discontinued income to participating securities	(98)	(143)
Income from discontinued operations available to common stockholders	11,526	13,808
Net income available to common stockholders	$24,114	$18,559

Weighted average shares outstanding — Basic	117,032	112,649
Stock options using the treasury method	366	171
Weighted average shares outstanding — Diluted	117,398	112,820

Diluted earnings per share available to common stockholders:
Continuing operations	$0.11	$0.04
Discontinued operations	0.10	0.12
Earnings per common share — Diluted	$0.21	$0.16
The computation of diluted EPS for the three months ended March 31, 2013 did not include 1.4 million shares of common stock, issuable upon the exercise of outstanding options, at prices ranging from $23.52 to $26.66, because the option prices were greater than the average market price of our common shares during this period. The computation of diluted EPS for the three months ended March 31, 2012 did not include 2.0 million shares of common stock issuable upon the exercise of outstanding options, at prices ranging from $19.07 to $26.66, because the option prices were greater than the average market price of our common shares during this period.
The computation of diluted EPS for both the three months ended March 31, 2013 and 2012 did not include the 11.4 million joint venture units held by Liberty International Holdings Limited ("LIH"), which are convertible into our common stock. The LIH shares are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion is anti-dilutive.

14.    Share-Based Payments

The following table presents stock option activity during the three months ended March 31, 2013:

	Shares Under Option	Weighted- Average Exercise Price
	(In thousands)
Outstanding at January 1, 2013	3,521	$20.73
Granted	—	$—
Exercised	(230)	$17.22
Forfeited or expired	—	$—
Outstanding at March 31, 2013	3,291	$20.98

Exercisable at March 31, 2013	3,042	$21.21
The following table presents information regarding restricted stock activity during the three months ended March 31, 2013:

	Unvested Shares		Weighted-Average Price
	(In thousands)
Unvested at January 1, 2013	975		$17.11
Granted	61		$22.20
Vested	(44)		$18.32
Forfeited	—		$—
Unvested at March 31, 2013	992	*	$17.37
______________________________________________
* Does not include 800,000 shares of restricted stock awarded to certain executives which are subject to performance vesting conditions and are not entitled to vote or receive dividends during the performance period.

During the three months ended March 31, 2013, we granted 61,107 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 3 years. The total grant-date value of the 44,416 shares of restricted stock that vested during the three months ended March 31, 2013 was $0.8 million.
Share-based compensation expense charged against earnings is summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Restricted stock expense	$1,541	$1,761
Stock option expense	143	299
Employee stock purchase plan discount	3	3
Total equity-based expense	1,687	2,063
Less amount capitalized	(87)	(83)
Net share-based compensation expense	$1,600	$1,980
As of March 31, 2013, we had $10.9 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our Amended and Restated Equity One 2000 Executive Incentive Compensation Plan. This expense is expected to be recognized over a weighted-average period of 1.9 years.

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
We assess a segment’s performance based on net operating income (“NOI”). NOI excludes investment and other income, acquisition costs, general and administrative expenses, interest expense, amortization of deferred financing fees, depreciation and amortization expense, gains (losses) from extinguishments of debt, income (loss) of unconsolidated joint ventures, income tax (expense) benefit from taxable REIT subsidiaries, gains (losses) on sales of real estate, impairments, and (income) loss attributable to noncontrolling interests. NOI is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees, impairment losses, and loss on extinguishment of debt, and to exclude straight line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, gain (loss) on sale of real estate, equity in income (loss) of unconsolidated joint ventures, and other income. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to net income attributable to Equity One, Inc. as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of our properties.

The following table sets forth the financial information relating to our continuing operations presented by segments and includes a reconciliation of NOI to income from continuing operations before tax and discontinued operations, the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenue:
South Florida	$23,930	$23,388
North Florida	10,451	10,558
Southeast	11,302	11,088
Northeast	18,074	11,426
West Coast	17,703	15,717
Non-retail	783	656
Total segment revenue	82,243	72,833
Add:
Straight line rent adjustment	716	1,005
Accretion of below market lease intangibles, net	3,067	2,951
Management and leasing services	414	804
Total revenue	$86,440	$77,593

Net operating income (NOI):
South Florida	$16,455	$15,928
North Florida	6,738	7,509
Southeast	7,972	7,985
Northeast	12,709	7,399
West Coast	11,903	10,432
Non-retail	410	344
Total NOI	56,187	49,597
Add:
Straight line rent adjustment	716	1,005
Accretion of below market lease intangibles, net	3,067	2,951
Management and leasing services	414	804
Elimination of intersegment expenses	2,708	2,230
Investment income	2,204	1,445
Equity in income (loss) of unconsolidated joint ventures	435	(188)
Other income	—	45
Less:
Depreciation and amortization	23,021	21,045
General and administrative	8,897	11,382
Interest expense	17,445	17,080
Amortization of deferred financing fees	606	591
Loss on extinguishment of debt	—	93
Income from continuing operations before tax and discontinued operations	$15,762	$7,698

	March 31, 2013	December 31, 2012
	(In thousands)
Assets:
South Florida	$711,555	$712,101
North Florida	329,948	330,631
Southeast	379,644	379,716
Northeast	890,377	894,658
West Coast	823,561	821,347
Non-retail	33,574	33,525
Corporate assets	210,248	206,741
Properties held for sale	36,949	123,949
Total assets	$3,415,856	$3,502,668
16.    Commitments and Contingencies
As of March 31, 2013, we had provided letters of credit having an aggregate face amount of $1.8 million as additional security for financial and other obligations.
As of March 31, 2013, we have invested an aggregate of approximately $154.6 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $95.7 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next three years. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities, proceeds from the issuance of additional debt or equity securities and proceeds from property dispositions.
We are subject to litigation in the normal course of business; however, we do not believe that any of the litigation outstanding as of March 31, 2013 will have a material adverse effect on our financial condition, results of operations or cash flows.
In March 2013, certain litigation involving the Westwood Complex between the seller of the Westwood Complex and its joint venture partner was settled.  We were not a party to the litigation or the settlement, and the terms of the settlement do not adversely affect our contractual rights with respect to the purchase of the Westwood Complex.
17.    Environmental Matters

We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor dry cleaning operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation. We have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions, although these policies are subject to limitations and environmental conditions known at the time of acquisition are typically excluded from coverage. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.
18.    Fair Value Measurements
Recurring Fair Value Measurements
As of March 31, 2013 and December 31, 2012, we had interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. The fair value of our interest rate swaps at March 31, 2013 and December 31, 2012 was a liability of $5.6 million and $7.0 million, respectively, and are included in accounts payable and accrued expenses in our condensed consolidated balance sheets as of such date. The net unrealized gain on our interest rate swaps was $2.4 million and $1.4 million for the three months ended March 31, 2013 and 2012, and are included in accumulated other comprehensive loss. The fair value of the interest rate swaps is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.

The following table presents our hierarchy for those liabilities measured and recorded at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2013:
Interest rate swaps	$5,567	$—	$5,567	$—

December 31, 2012:
Interest rate swaps	$6,954	$—	$6,954	$—
Valuation Methods
Interest rate swap - The valuation of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2013, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments are not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety are classified in Level 2 of the fair value hierarchy. The unrealized gain included in other comprehensive income (“OCI”) of $2.4 million for the three months ended March 31, 2013, is attributable to the net change in unrealized gains or losses related to the interest rate swaps that remain outstanding at March 31, 2013, none of which were reported in the condensed consolidated statements of income because they are documented and qualify as hedging instruments.
Non-Recurring Fair Value Measurements
On a non-recurring basis, we evaluate the carrying value of investment property and investments in and advances to unconsolidated joint ventures when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments, if any, result from values established by Level 3 valuations. The carrying value is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset as determined by purchase price offers or by discounted cash flows using the income or market approach. These cash flows are comprised of unobservable inputs which include contractual rental revenue and forecasted rental revenue and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based upon observable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, we determined that the valuation of these investment properties and investments is classified within Level 3 of the fair value hierarchy.
During the three months ended March 31, 2013, there were no impairment losses. During the three months ended March 31, 2012, we recognized a $1.9 million impairment loss on a property held for sale based upon the expected sales price as determined by an executed contract and, therefore, was classified within Level 2 of the fair value hierarchy.
We also perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, result from values established by Level 3 valuations. We estimate the fair value of the reporting unit using discounted projected future cash flows, which approximate a current sales price. If the results of this analysis indicate that the carrying value of the reporting unit exceeds its fair value, impairment is recorded to reduce the carrying value to fair value. We did not recognize any goodwill impairment losses during the three months ended March 31, 2013 and 2012.
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

Cash and Cash Equivalents, Accounts and Other Receivables, Accounts Payable and Accrued Expenses and Unsecured Revolving Credit Facilities (classified within levels 1, 2 and 3 of the valuation hierarchy) – The carrying amounts reported in the balance sheets for these financial instruments approximate fair value because of their short maturities.
Loans Receivable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at March 31, 2013 and December 31, 2012 was approximately $154.9 million and $142.2 million, respectively, and was estimated using a discounted cash flow analysis based on the current interest rates at which similar loans would be made. The carrying amount of these loans receivable, including accrued interest, was $152.7 million and $140.7 million at March 31, 2013 and December 31, 2012, respectively.
Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at March 31, 2013 and December 31, 2012 was approximately $495.6 million and $494.4 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount of these notes, including notes associated with properties held for sale, was $445.6 million and $451.1 million at March 31, 2013 and December 31, 2012, respectively.
Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at March 31, 2013 and December 31, 2012 was approximately $798.5 million and $765.1 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount of these notes was $729.2 million and $729.1 million at March 31, 2013 and December 31, 2012, respectively.
Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated at March 31, 2013 and December 31, 2012 was approximately $255.4 million and $255.2 million, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was $250.0 million at March 31, 2013 and December 31, 2012, respectively.
The fair market value calculations of our debt as of March 31, 2013 and December 31, 2012 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations use a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages, senior notes and term loans are consistent with current market trends.
Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – The fair value of our interest rate swaps at March 31, 2013 and December 31, 2012 was a liability of $5.6 million and $7.0 million, respectively. See Note 18 above for a discussion of the method used to value the interest rate swaps.
Redeemable Noncontrolling Interests (classified within Level 3 of the valuation hierarchy) – The carrying amount of the redeemable noncontrolling interests of $3.6 million and $22.6 million at March 31, 2013 and December 31, 2012, respectively, approximates their fair value as determined by discounted cash flow analyses.
Mandatorily Redeemable Noncontrolling Interests (classified within Level 3 of the valuation hierarchy) - The carrying amount of the mandatorily redeemable noncontrolling interests of $19.1 million at March 31, 2013, approximates their fair value as determined by discounted cash flow analyses.

Investments In and Advances to Unconsolidated Joint Ventures (classified within Level 3 of the valuation hierarchy) – The carrying amount of the investments in and advances to unconsolidated joint ventures of $71.7 million and $72.2 million at March 31, 2013 and December 31, 2012, respectively, approximates their fair value as determined by discounted cash flow analyses.

20.    Condensed Consolidating Financial Information

Many of our wholly-owned subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to the guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of March 31, 2013	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$226,713	$1,279,496	$1,398,683	$(133)	$2,904,759
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	366,670	86,785	845,624	(787,982)	511,097
Total Assets	$1,821,693	$1,366,281	$2,244,307	$(2,016,425)	$3,415,856
LIABILITIES
Total notes payable	$1,683,705	$150,748	$456,689	$(761,856)	$1,529,286
Other liabilities	16,104	100,018	180,103	(23,225)	273,000
Liabilities associated with properties held for sale	38	79	—	—	117
Total Liabilities	1,699,847	250,845	636,792	(785,081)	1,802,403
REDEEMABLE NONCONTROLLING INTERESTS	—	—	—	3,635	3,635
EQUITY	121,846	1,115,436	1,607,515	(1,234,979)	1,609,818
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,821,693	$1,366,281	$2,244,307	$(2,016,425)	$3,415,856

Condensed Consolidating Balance Sheet As of December 31, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$264,933	$1,338,961	$1,403,243	$(133)	$3,007,004
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	354,033	79,028	855,396	(792,793)	495,664
Total Assets	$1,847,276	$1,417,989	$2,258,639	$(2,021,236)	$3,502,668
LIABILITIES
Total notes payable	$1,751,130	$151,428	$457,392	$(760,600)	$1,599,350
Other liabilities	18,554	112,414	163,056	(21,249)	272,775
Liabilities associated with properties held for sale	3,149	364	—	—	3,513
Total Liabilities	1,772,833	264,206	620,448	(781,849)	1,875,638
REDEEMABLE NONCONTROLLING INTERESTS	—	—	—	22,551	22,551
EQUITY	74,443	1,153,783	1,638,191	(1,261,938)	1,604,479
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,847,276	$1,417,989	$2,258,639	$(2,021,236)	$3,502,668

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2013	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$7,802	$41,391	$37,247	$—	$86,440
Equity in subsidiaries' earnings	34,179	—	—	(34,179)	—
Total costs and expenses	11,295	23,088	21,068	(185)	55,266
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	30,686	18,303	16,179	(33,994)	31,174
Other income and expenses	(10,986)	(6,761)	2,560	(225)	(15,412)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	19,700	11,542	18,739	(34,219)	15,762
Income tax expense of taxable REIT subsidiaries	—	(41)	(54)	—	(95)
INCOME FROM CONTINUING OPERATIONS	19,700	11,501	18,685	(34,219)	15,667
Income from discontinued operations	4,975	6,532	44	73	11,624
NET INCOME	24,675	18,033	18,729	(34,146)	27,291
Other comprehensive income	1,403	—	82	—	1,485
COMPREHENSIVE INCOME	26,078	18,033	18,811	(34,146)	28,776
Comprehensive income attributable to noncontrolling interests	—	—	(2,698)	—	(2,698)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$26,078	$18,033	$16,113	$(34,146)	$26,078

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2012	Equity One Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$7,681	$38,330	$31,582	$—	$77,593
Equity in subsidiaries' earnings	36,847	—	—	(36,847)	—
Total costs and expenses	11,949	20,430	20,902	152	53,433
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	32,579	17,900	10,680	(36,999)	24,160
Other income and expenses	(14,387)	(6,150)	4,075	—	(16,462)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	18,192	11,750	14,755	(36,999)	7,698
Income tax (expense) benefit of taxable REIT subsidiaries	—	(55)	101	—	46
INCOME FROM CONTINUING OPERATIONS	18,192	11,695	14,856	(36,999)	7,744
Income (loss) from discontinued operations	884	(562)	13,457	172	13,951
NET INCOME	19,076	11,133	28,313	(36,827)	21,695
Other comprehensive income	991	—	94	—	1,085
COMPREHENSIVE INCOME	20,067	11,133	28,407	(36,827)	22,780
Comprehensive income attributable to noncontrolling interests	—	—	(2,713)	—	(2,713)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$20,067	$11,133	$25,694	$(36,827)	$20,067

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(17,109)	$18,571	$24,669	$26,131
INVESTING ACTIVITIES:
Additions to income producing properties	(232)	(2,475)	(600)	(3,307)
Additions to construction in progress	(17)	(8,664)	(1,429)	(10,110)
Proceeds from sale of real estate and rental properties	41,496	55,568	—	97,064
Investment in loans receivable	(12,000)	—	—	(12,000)
Increase in deferred leasing costs and lease intangibles	(372)	(1,107)	(919)	(2,398)
Investment in joint ventures	—	—	(120)	(120)
Repayments of advances to joint ventures	—	—	87	87
Advances to subsidiaries, net	81,589	(61,210)	(20,379)	—
Net cash provided by (used in) investing activities	110,464	(17,888)	(23,360)	69,216
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(3,585)	(683)	(1,309)	(5,577)
Net repayments under revolving credit facilities	(67,500)	—	—	(67,500)
Proceeds from issuance of common stock	3,837	—	—	3,837
Payment of deferred financing costs	(6)	—	—	(6)
Stock issuance costs	(34)	—	—	(34)
Dividends paid to stockholders	(26,024)	—	—	(26,024)
Distributions to noncontrolling interests	(2,524)	—	—	(2,524)
Distributions to redeemable noncontrolling interests	(236)	—	—	(236)
Net cash used in financing activities	(96,072)	(683)	(1,309)	(98,064)
Net decrease in cash and cash equivalents	(2,717)	—	—	(2,717)
Cash and cash equivalents at beginning of the period	27,416	—	—	27,416
Cash and cash equivalents at end of the period	$24,699	$—	$—	$24,699

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(29,573)	$31,729	$21,650	$23,806
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	—	(153,750)	(153,750)
Additions to income producing properties	(1,058)	(2,852)	(998)	(4,908)
Additions to construction in progress	(479)	(18,899)	(205)	(19,583)
Proceeds from sale of real estate and rental properties	1,417	6,514	25,235	33,166
Decrease in cash held in escrow	90,845	—	—	90,845
Investment in loans receivable	(19,258)	—	—	(19,258)
Increase in deferred leasing costs and lease intangibles	(395)	(546)	(399)	(1,340)
Investment in joint ventures	—	—	(6,572)	(6,572)
Repayments of advances to joint ventures	—	—	381	381
Distributions from joint ventures	—	—	567	567
Advances to subsidiaries, net	(100,917)	(14,437)	115,354	—
Net cash used in investing activities	(29,845)	(30,220)	(20,387)	(80,452)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(497)	(1,509)	(1,263)	(3,269)
Net repayments under revolving credit facilities	(96,000)	—	—	(96,000)
Repayment of senior debt borrowings	(10,000)	—	—	(10,000)
Proceeds from issuance of common stock	258	—	—	258
Borrowings under term loan	200,000	—	—	200,000
Payment of deferred financing costs	(1,943)	—	—	(1,943)
Stock issuance costs	(39)	—	—	(39)
Dividends paid to stockholders	(25,071)	—	—	(25,071)
Distributions to noncontrolling interests	(2,499)	—	—	(2,499)
Distributions to redeemable noncontrolling interests	(144)	—	—	(144)
Net cash provided by (used in) financing activities	64,065	(1,509)	(1,263)	61,293
Net increase in cash and cash equivalents	4,647	—	—	4,647
Cash and cash equivalents at beginning of the period	10,963	—	—	10,963
Cash and cash equivalents at end of the period	$15,610	$—	$—	$15,610
21. Subsequent Events

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our March 31, 2013 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements.
Subsequent to March 31, 2013, we closed on the sale of three properties located in the North Florida and Southeast regions for a sale price of $25.6 million. The operations of these properties are included in discontinued operations in the accompanying condensed consolidated financial statements for all the periods presented and the related assets and liabilities are presented as held for sale in our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto appearing in “Item 1. Financial Statements” of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.
Overview
We are a real estate investment trust, or REIT, that owns, manages, acquires, develops and redevelops shopping centers and retail properties primarily located in supply constrained suburban and urban communities. Our principal business objective is to maximize long-term stockholder value by generating sustainable cash flow growth and increasing the long-term value of our real estate assets. To achieve our objective, we lease and manage our shopping centers primarily with experienced, in-house personnel. We acquire shopping centers that either have leading anchor tenants or contain a mix of tenants that reflect the shopping needs of the communities they serve. We also develop and redevelop shopping centers, leveraging existing tenant relationships and geographic and demographic knowledge while seeking to minimize risks associated with land development.
As of March 31, 2013, our consolidated property portfolio comprised 156 properties, including 132 retail properties and six non-retail properties totaling approximately 16.0 million square feet of gross leasable area, or GLA, 11 development or redevelopment properties with approximately 2.1 million square feet of GLA upon completion, and seven land parcels. As of March 31, 2013, our core portfolio was 91.8% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.3 million square feet of GLA.
Although the economic challenges of the past several years have affected our business, especially in leasing space to smaller shop tenants located in less densely populated areas, we continued to see increasing interest from prospective small shop tenants in the first quarter of 2013 and are cautiously optimistic that this trend will continue in line with general economic conditions. The majority of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles. As of March 31, 2013, approximately 61% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarket sales have not been as affected as the sales of many other classes of retailers, and our supermarkets continue to draw traffic to these centers. We also believe the continued diversification of our portfolio, including the reinvestment of proceeds from dispositions into higher quality assets in urban markets, has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
We continue to seek opportunities to invest in our primary target markets of California, the northeastern United States, the Washington D.C. metropolitan area, South Florida and Atlanta, Georgia. We also actively seek opportunities to develop or redevelop centers in urban markets with strong demographic characteristics and high barriers to entry. We expect to acquire additional assets in our target markets through the use of both joint venture arrangements and our own capital resources, and we expect to finance development and redevelopment activity primarily with our own capital resources or by issuing debt or equity.
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
The execution of our business strategy during the first quarter of 2013 resulted in:

•	the sale of twelve non-core assets for aggregate gross proceeds of approximately $100.6 million, resulting in a net gain of $11.2 million;

•	the funding of a $12.0 million mezzanine loan to an entity that indirectly owns a portion of the Westwood Complex, bringing our total financing on the complex to $107.0 million as of March 31, 2013;

•
the signing of 29 new leases totaling approximately 128,056 square feet at an average rental rate of $16.12(1) per square foot in 2013 as compared to the prior in-place average rent of $13.15 per square foot, on a same space(2) basis, a 22.6% average rent spread;

•
the renewal and extension of 45 leases totaling 203,939 square feet at an average rental rate of $16.27(1) per square foot in 2013 as compared to the prior in-place average rent of $15.51 per square foot, on a same space(2) basis, a 4.9% average rent spread;

•	an increase in core occupancy(3) to 91.8% at March 31, 2013 from 91.2% at March 31, 2012, and a decrease of 30 basis points as compared to 92.1% at December 31, 2012; and

•	an increase in occupancy on a same property basis(4) to 91.7% at March 31, 2013 from 91.5% at March 31, 2012, and a decrease of 60 basis points as compared to December 31, 2012.
___________________________

(1)	Amount reflects the impact of tenant concessions and work to be performed by us prior to delivery of the space to the tenant.

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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the three months ended March 31, 2013, we moved one property totaling approximately 89,000 square feet out of the same property pool.
Net operating income (“NOI”) is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees, impairment losses, and loss on extinguishment of debt, and to exclude straight line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, gain (loss) on sale of real estate, equity in income (loss) of unconsolidated joint ventures, and other income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from income from continuing operations before tax and before discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and before discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and before discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.
We review operating and financial data, primarily NOI, for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments into six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: South Florida, North Florida, Southeast, Northeast, West Coast and Other/Non-retail. See Note 15 in the condensed consolidated financial statements of this report, which is incorporated in this Item 2 by reference, for more information about our business segments and the geographic diversification of our portfolio of properties, and for a reconciliation of NOI to income from continuing operations before tax and discontinued operations for the three months ended March 31, 2013 and 2012.
Same Property NOI and Occupancy Information
Same-property NOI increased by $1.3 million, or 3.0%, for the three months ended March 31, 2013. The increase in same-property NOI for the three months ended March 31, 2013 was primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements) and contractual rent increases and percentage rent increases related to higher tenant sales.
Same-property net operating income is reconciled to net operating income as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Same-property net operating income	$46,646	$45,305
Adjustments (1)	(54)	(237)
Same-property net operating income before adjustments	$46,592	$45,068
Non same-property net operating income	10,190	5,146
Less: Properties included in the same property pool but shown as discontinued operations in the condensed consolidated statement of income	(595)	(617)
Net operating income (2)	$56,187	$49,597
___________________________________________________
(1) Includes adjustments for items that affect the comparability of the same property results. Such adjustments include: common area maintenance costs related to a prior period, revenue and expenses associated with outparcels sold, settlement of tenant disputes, lease termination costs, or other similar matters that affect comparability.
(2) A reconciliation of net operating income to income from continuing operations before tax and discontinued operations is provided in Note 15 to the condensed consolidated financial statements included in this report.
Same-property net operating income by geographical segment is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
South Florida	$15,633	$15,061
North Florida	6,605	6,625
Southeast	7,898	7,884
Northeast	6,222	5,963
West Coast	10,288	9,772
Same-property net operating income	$46,646	$45,305

The following table reflects our same-property occupancy and same-property GLA (in square feet) information by segment as of March 31:

	Occupancy			GLA as of
	2013	2012	% Change	March 31, 2013
				(In thousands)
South Florida	92.4%	92.0%	0.4%	4,761
North Florida	87.2%	87.2%	—%	2,941
Southeast	90.1%	90.6%	(0.5)%	3,920
Northeast	98.1%	98.0%	0.1%	1,459
West Coast	94.4%	93.3%	1.1%	2,246
Same-property shopping center portfolio occupancy	91.7%	91.5%	0.2%	15,327
Non-retail	74.6%	78.3%	(3.7)%	385
				15,712
Comparison of the Three Months Ended March 31, 2013 to 2012
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2013 as compared to the same period in 2012:

	Three Months Ended March 31,
	2013	2012	% Change
	(In thousands)
Total revenue	$86,440	$77,593	11.4%
Property operating expenses	23,348	21,006	11.1%
Depreciation and amortization	23,021	21,045	9.4%
General and administrative expenses	8,897	11,382	(21.8)%
Investment income	2,204	1,445	52.5%
Equity in income (loss) of unconsolidated joint ventures	435	(188)	NM*
Interest expense	17,445	17,080	2.1%
Income from discontinued operations	11,624	13,951	(16.7)%
Net income	27,291	21,695	25.8%
Net income attributable to Equity One, Inc.	24,593	18,982	29.6%
___________
* NM = Not meaningful
Total revenue increased by $8.8 million, or 11.4%, to $86.4 million in 2013 from $77.6 million in 2012. The increase was primarily attributable to the following:

•	an increase of approximately $5.2 million associated with properties acquired in 2012;

•
an increase of approximately $3.0 million primarily related to rent commencements associated with the opening of The Gallery at Westbury, as well as revenue related to redevelopment projects that were under construction in the 2012 period but were income producing in the 2013 period; and

•
an increase of approximately $990,000 in same-property revenue due to an increase in expense recovery income primarily due to higher recoverable expenses and higher percentage rent; partially offset by

•
a decrease of approximately $390,000 attributable to management and leasing fees primarily due to an acquisition fee charged to our New York Common Retirement Fund ("NYCRF") joint venture relating to its acquisition and financing activities in 2012.

Property operating expenses increased by $2.3 million, or 11.1%, to $23.3 million in 2013 from $21.0 million in 2012. The increase primarily consists of the following:

•	an increase of approximately $1.3 million associated with properties acquired in 2012;

•	a net increase of approximately $930,000 in same-property expenses, primarily attributable to higher real estate taxes, bad debt expense and insurance expense; and

•	an increase of approximately $640,000 in operating expenses at various development and redevelopment project sites that were under construction in 2012; partially offset by

•	a decrease of approximately $525,000 related to a legal settlement in the first quarter of 2012.
Depreciation and amortization increased by $2.0 million, or 9.4%, to $23.0 million for 2013 from $21.0 million in 2012. The increase was primarily related to the following:

•	an increase of approximately $2.5 million related to new depreciable assets added during 2013 and 2012 and accelerated depreciation of assets razed as part of redevelopment projects; and

•	an increase of approximately $1.5 million related to depreciation on properties acquired in 2012; partially offset by

•	a decrease of approximately $2.0 million due to assets becoming fully depreciated during 2013 and 2012.
General and administrative expenses decreased by $2.5 million, or 21.8%, to $8.9 million for 2013 from $11.4 million in 2012. The decrease was primarily related to the following:

•	a net decrease in professional services fees and office operational costs of approximately $940,000 due primarily to a decrease in information technology consulting expenses;

•
a decrease of approximately $870,000 related to legal, consulting and other costs associated with acquisitions, dispositions, and the exploration of other potential transactions, primarily related to transactions completed in 2012;

•	a decrease of approximately $500,000 due to lower personnel related costs; and

•
a decrease of approximately $185,000 in fees paid to directors as a result of the grant and acceleration of restricted stock awards to a retiring director in the first quarter of 2012 and higher stock compensation expense for 2012 grants to directors.

We recorded investment income of $2.2 million in 2013 compared to $1.4 million in 2012. The increase was due to interest income from loans made in 2012 and early 2013.
We recorded $435,000 of equity in income of unconsolidated joint ventures in 2013 compared to a loss of $188,000 in 2012. The increase was primarily related to pre-acquisition costs incurred in the first quarter of 2012 related to an acquisition by our joint venture with the NYCRF completed in the fourth quarter of 2012 and a decrease in interest expense due to the repayment of two mortgages during the third quarter of 2012.

Interest expense increased by $365,000, or 2.1%, to $17.4 million for 2013 from $17.1 million in 2012. The increase was primarily attributable to the following:

•	an increase of approximately $1.2 million associated with our $250.0 million term loan entered into in 2012;

•
an increase of approximately $310,000 due to lower capitalized interest as a result of the completion of a major development project, partially offset by the initiation of two new development/redevelopment projects; and

•	an increase of approximately $315,000 primarily associated with mortgage assumptions in 2012 related to acquisitions; partially offset by

•
a decrease of approximately $1.2 million due to the redemption of our $250 million 6.25% unsecured senior notes in the fourth quarter of 2012 and the maturity of $10 million of unsecured senior notes in the first quarter of 2012, partially offset by the issuance of $300 million of our 3.75% unsecured senior notes in the fourth quarter of 2012; and

•	a decrease of approximately $210,000 associated with lower mortgage interest due to the repayment of mortgages during 2012.
For 2013 and 2012, we recorded income from discontinued operations of $11.6 million and $14.0 million, respectively. The decrease is primarily attributable to the following:

•	a decrease of approximately $3.1 million related to net gains from the disposition of operating properties; and

•	a decrease of approximately $1.2 million in operating income from sold or held-for-sale properties; partially offset by

•	a decrease in impairment losses of approximately $1.9 million on assets held for sale.
As a result of the foregoing, net income increased by $5.6 million to $27.3 million for 2013 from $21.7 million in 2012. Net income attributable to Equity One, Inc. increased by $5.6 million to $24.6 million for 2013 compared $19.0 million in 2012.
The following table sets forth the financial information relating to our operations presented by segments:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenue:
South Florida	$23,930	$23,388
North Florida	10,451	10,558
Southeast	11,302	11,088
Northeast	18,074	11,426
West Coast	17,703	15,717
Non-retail	783	656
Total segment revenue	82,243	72,833
Add:
Straight line rent adjustment	716	1,005
Accretion of below market lease intangibles, net	3,067	2,951
Management and leasing services	414	804
Total revenue	$86,440	$77,593

Net operating income (NOI):
South Florida	$16,455	$15,928
North Florida	6,738	7,509
Southeast	7,972	7,985
Northeast	12,709	7,399
West Coast	11,903	10,432
Non-retail	410	344
Total NOI	$56,187	$49,597

For a reconciliation of NOI to income from continuing operations before tax and discontinued operations, see Note 15 to the condensed consolidated financial statements included in this report, which is incorporated herein by reference.
Comparison of the Three Months Ended March 31, 2013 to 2012 - Segments
South Florida: Revenue increased by 2.3% or $542,000 to $23.9 million for 2013 from $23.4 million for 2012. NOI for South Florida increased by 3.3% or $527,000 to $16.5 million for 2013 from $15.9 million for 2012. Revenue increased due to increased occupancy and higher rent from contractual rent increases and new rent commencements, as well as an increase in percentage rent primarily from anchor tenants. The increase in NOI was primarily a result of the increase in revenues.
North Florida: Revenue decreased by 1.0% or $107,000 to $10.5 million for 2013 from $10.6 million for 2012. NOI decreased by 10.3% or $771,000 to $6.7 million for 2013 from $7.5 million for 2012. Revenue decreased due to a decline in occupancy at our properties under redevelopment, partially offset by higher rent from contractual rent increases primarily from our same site properties. The decrease in NOI was a result of the decrease in revenue, a lease termination fee paid in 2013 and an increase in bad debt expense.
Southeast: Revenue increased by 1.9% or $214,000 to $11.3 million for 2013 from $11.1 million for 2012. NOI slightly decreased by 0.2% or $13,000 to $8.0 million for 2013. The increase in revenue was primarily a result of higher expense recovery income due to an increase in expense recovery ratios. The decrease in NOI was a result of an increase in real estate tax expense and repairs and maintenance expenses, partially offset by the increase in revenue.
Northeast: Revenue increased by 58.2% or $6.6 million to $18.1 million for 2013 from $11.4 million for 2012. NOI increased by 71.8% or $5.3 million to $12.7 million for 2013 from $7.4 million for 2012. The increase in both revenue and NOI was primarily a result of our 2012 acquisitions of Compo Acres, Post Road Plaza, Darinor Plaza, Clocktower Plaza and 1225-1239 Second Avenue and rent commencements associated with the opening of The Gallery at Westbury Plaza as well as those at our same site properties. The increase in NOI was the result of increased revenue and also attributable to a decrease in non-recoverable property operating expenses due primarily to the settlement of a tenant dispute during 2012 that resulted in a $525,000 expense in the first quarter of 2012.
West Coast: Revenue increased by 12.6% or $2.0 million to $17.7 million for 2013 from $15.7 million for 2012. NOI increased by 14.1% or $1.5 million to $11.9 million for 2013 from $10.4 million for 2012. The increase in revenue was primarily attributable to our 2012 acquisition of Potrero in San Francisco, new rent commencements, increased occupancy and an increase in percentage rent due to higher reported tenant sales. The increase in NOI was primarily attributable to our acquisition and increased revenues.
Non-retail: Revenue increased by 19.4% or $127,000 to $783,000 for 2013 from $656,000 for 2012. NOI increased by 19.2% or $66,000 to $410,000 for 2013 from $344,000 for 2012. The increase in revenue was due to higher minimum rent as a result of our 2012 acquisition of 200 Potrero in San Francisco and increased occupancy. The increase in NOI was due to the increase in revenue, partially offset by an increase in operating expenses.
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

The following table illustrates the calculation of FFO for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income attributable to Equity One, Inc.	$24,593	$18,982
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (1)	22,988	21,758
Earnings allocated to noncontrolling interest (2)	2,499	2,499
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,085	1,157
Impairments of depreciable real estate, net of tax (1)	—	1,932
Gain on disposal of depreciable assets, net of tax (1)	(11,196)	(13,086)
Funds from operations	$39,969	$33,242
__________________________________________
(1) Includes amounts classified as discontinued operations.
(2) Represents earnings allocated to unissued shares held by Liberty International Holdings Limited ("LIH"), which have been excluded for purposes of calculating earnings per diluted share for all periods presented. The computation of FFO includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive.

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share attributable to Equity One, Inc., the most directly comparable GAAP measure, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Earnings per diluted share attributable to Equity One, Inc.	$0.21	$0.16
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest	0.18	0.18
Earnings allocated to noncontrolling interest (1)	0.02	0.02
Net adjustment for rounding and earnings attributable to unvested shares (2)	(0.02)	(0.01)
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.01	0.01
Impairments of depreciable real estate, net of tax	—	0.02
Gain on disposal of depreciable assets, net of tax	(0.09)	(0.11)
Funds from operations per diluted share	$0.31	$0.27
Weighted average diluted shares (3)	128,755	124,178
______________________________________________
(1) Represents earnings allocated to unissued shares held by LIH, which have been excluded for purposes of calculating earnings per diluted share. The computation of FFO includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive.
(2) Represents an adjustment to compensate for the rounding of the individual calculations and to compensate for earnings allocated to unvested shares.
(3) Weighted average diluted shares used to calculate FFO per share is higher than the GAAP diluted weighted average shares as a result of the dilutive impact of the 11.4 million joint venture units held by LIH which are convertible into our common stock, and also as a result of employee stock options. These convertible units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive.
Critical Accounting Policies
Our 2012 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of real estate, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, goodwill, share based compensation and incentive awards, income tax, and discontinued operations. For the three months ended March 31, 2013, there were no material changes to these policies. See Note 2 to the financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.
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
As of March 31, 2013, we had approximately $24.7 million of cash and cash equivalents available. In addition, we had two revolving credit facilities providing for borrowings of up to $590.0 million of which $448.5 million was available to be drawn, subject to financial covenants contained in those facilities. As of March 31, 2013, we had $104.5 million drawn under our $575.0 million credit facility, which bore interest at 1.46% at such date, and had no borrowings outstanding under our $15.0 million credit facility.
During 2013, we have approximately $35.8 million in scheduled debt maturities and normal recurring principal amortization payments. Additionally, we are actively searching for acquisition and joint venture opportunities that may require additional capital and/or liquidity. Our available cash and cash equivalents, revolving credit facilities, and cash from property dispositions will be used to fund prospective acquisitions as well as our debt maturities and normal operating expenses.
Long-term liquidity requirements
Our long-term capital requirements consist primarily of maturities of various long-term debts, development and redevelopment costs and the costs related to growing our business, including acquisitions.
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. At March 31, 2013, we had invested approximately $154.6 million in active development or redevelopment projects at various stages of completion and anticipate these projects will require an additional $95.7 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next three years.
Historically, we have funded these requirements through a combination of sources that were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us and proceeds from property dispositions.

2013 liquidity events
While our availability under our lines of credit is sufficient to operate our business for the remainder of 2013, if we identify acquisition or redevelopment opportunities that meet our investment objectives, we may need to raise additional capital.
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the three months ended March 31, 2013:

•
We funded a $12.0 million mezzanine loan to an entity that indirectly owns a portion of the Westwood Complex, bringing our total financing on the complex to $107.0 million as of March 31, 2013. The loan is secured by the entity's indirect ownership interests in the complex, bears interest at 5.0% per annum and matures on the earlier of June 1, 2013 or the acquisition of certain parcels comprising the complex; and

•	We reduced the borrowings outstanding under our $575.0 million line of credit from $172.0 million as of December 31, 2012 to $104.5 million as of March 31, 2013.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$26,131	$23,806	$2,325
Net cash provided by (used in) investing activities	$69,216	$(80,452)	$149,668
Net cash (used in) provided by financing activities	$(98,064)	$61,293	$(159,357)
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $26.1 million for the three months ended March 31, 2013 compared to $23.8 million in the 2012 period. The increase of $2.3 million is primarily attributable to the improved results from the operations of our properties and to a lesser extent an increase in investment income.
Net cash provided by investing activities was $69.2 million for the three months ended March 31, 2013 compared to net cash used in investing activities of $80.5 million for the same period in 2012. Investing activities during 2013 consisted primarily of proceeds related to the sale of real estate and rental properties of $97.1 million; partially offset by $12.0 million related to an investment made in a mezzanine loan; additions to construction in progress of $10.1 million; and additions to income producing properties of $3.3 million. Cash used by investing activities for 2012 primarily consisted of: acquisitions of income producing properties for $153.8 million, net of debt assumed; additions to construction in progress of $19.6 million; an investment made in a mezzanine loan of $19.3 million; additions to income producing properties of $4.9 million; and investment in joint ventures of $6.6 million; partially offset by an increase in cash held in escrow of $90.8 million; and $33.2 million of proceeds related to the sale of real estate and rental properties.
Net cash used in financing activities totaled $98.1 million for the three months ended March 31, 2013 compared to $61.3 million of net cash provided by financing activities for the same period in 2012. The largest financing cash outflows for 2013 related to repayments of revolving credit facilities of $67.5 million; the payment of $26.0 million in dividends; prepayments and repayments of $5.6 million of mortgage debt; and $2.5 million of distributions to noncontrolling interests; partially offset by proceeds from the issuance of common stock of $3.8 million. During 2012, cash was provided by borrowings under the initial tranche of our term loan of $200.0 million partially offset by net repayments under our revolving credit facilities of $96.0 million; the payment of $25.1 million in dividends; the repayment of senior debt borrowings of $10.0 million; prepayments and repayments of $3.3 million of mortgage debt; and distributions to noncontrolling interests totaling $2.5 million.
Future Contractual Obligations. During the three months ended March 31, 2013, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. However, see Note 12 to the condensed consolidated financial statements of this report for a discussion of mandatorily redeemable noncontrolling interests for which the holders have exercised their optional redemption rights and which now embody unconditional obligations requiring us to redeem them for approximately $19.0 million at a specified date during the second quarter of 2013.
As of March 31, 2013, Equity One JV Portfolio, LLC, our joint venture with the New York State Common Retirement Fund, is party to a contract pursuant to which it may be required to purchase an additional 62,523 square foot phase of a newly developed shopping center, which it previously acquired during 2012, for a purchase price of approximately $16.0 million. We expect that the joint venture will close on this transaction during the third quarter of 2013. The joint venture is expected to fund this acquisition through partner contributions.
Off-Balance Sheet Arrangements
Joint Ventures: We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable-interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of March 31, 2013, we have investments in eight unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.5%. Six of these joint ventures had mortgage indebtedness as of March 31, 2013. We exercise significant influence over, but do not control, six of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 5 to the condensed consolidated financial statements included in this report. At March 31, 2013, the aggregate carrying amount of the debt, including our partners’ shares, incurred by these ventures was approximately $290.2 million (of which our aggregate proportionate share was approximately $65.5 million). Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Purchase Obligations: In October 2012, we entered into a contract to acquire a 22-acre property located in Maryland, consisting of 214,767 square feet of retail space, a 211,020 square foot apartment building, and a 62-unit assisted living facility. The transaction was initially structured as a $95.0 million mortgage loan receivable. In March 2013, we funded a $12.0 million mezzanine loan to an entity that indirectly owns a portion of the Westwood Complex. Both loans receivable bear interest at 5.0% per annum. The acquisition is anticipated to close prior to January 2014 with an outright purchase of the property for $140.0 million, requiring an additional net investment of $33.0 million.
Contingencies
Letters of Credit: As of March 31, 2013, we had provided letters of credit having an aggregate face amount of $1.8 million as additional security for financial and other obligations. Substantially all of our letters of credit are issued under our revolving credit facilities.
Construction Commitments: As of March 31, 2013, we have entered into construction commitments and had outstanding obligations to fund approximately $95.7 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and available cash.
Operating Lease Obligations: We are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $24.0 million.
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
Capital Recycling Initiatives
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we are currently evaluating opportunities to sell certain non-core properties, of which seven properties are under contract for an estimated gross sales price of approximately $41.4 million. Furthermore, it is likely that additional assets will be evaluated for disposition in future periods as part of our capital recycling program. Although we have not committed to a disposition plan with respect to these additional assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. There were no impairment losses in discontinued operations during the three months ended March 31, 2013.
Environmental Matters
We are subject to numerous environmental laws and regulations. The operation of dry cleaning and gas station facilities at our shopping centers are the principal environmental concerns. We require that the tenants who operate these facilities do so in material compliance with current laws and regulations and we have established procedures to monitor dry cleaning operations. Where available, we have applied and been accepted into state sponsored environmental programs. Several properties in the portfolio will require or are currently undergoing varying levels of environmental remediation. We have environmental insurance policies covering most of our properties which limits our exposure to some of these conditions, although these policies are subject to limitations and environmental conditions known at the time of acquisition are typically excluded from coverage. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity or operations.

Future Capital Requirements
We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and any short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund expansion and development efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I – Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

•	our ability to dispose of properties that no longer meet our investment criteria at favorable prices; and

•	other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission.
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
As of March 31, 2013, we had $104.5 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 1.00% to 1.85%, depending on the credit ratings of our unsecured senior notes. Considering the total outstanding balance of $104.5 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.1 million per year.
The fair value of our fixed-rate debt was $1.3 billion as of March 31, 2013, which includes the mortgage notes and the unsecured senior notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $58.4 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $62.4 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.2 billion, the balance as of March 31, 2013.
As of March 31, 2013, we had $250.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan is $255.4 million as of March 31, 2013. If interest rates increase by 1%, the fair value of our total term loan would decrease by approximately $13.0 million. If interest rates decrease by 1%, the fair value of our total term loan would increase by approximately $13.1 million.
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
In connection with our $250.0 million unsecured term loan, we entered into interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 3.17% per annum based on the current credit ratings of our unsecured senior notes.
Other Market Risks
As of March 31, 2013 we had no material exposure to any other market risks (including foreign currency exchange risk, commodity price risk or equity price risk).
In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2013 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2013, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.   RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2012, Part I – Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in such risk factors since December 31, 2012.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

(c)
			(b)	Total Number	(d)
	(a)		Average	of Shares	Maximum Number (or
	Total Number		Price	Purchased as	Approximate Dollar
	of Shares of		Paid per	Part of Publicly	Value) of Shares that
	Common		Share of	Announced	May Yet be Purchased
	Stock		Common	Plans or	Under the Plan or
Period	Purchased		Stock	Programs	Program
January 1, 2013 - January 31, 2013	—		$—	N/A	N/A
February 1, 2013 - February 28, 2013	4,799	(1)	$23.62	N/A	N/A
March 1, 2013 - March 31, 2013	1,842	(1)	$23.54	N/A	N/A
	6,641		$23.60	N/A	N/A
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

EQUITY ONE, INC.

Date:	May 6, 2013	/s/ Mark Langer
Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2013	/s/ Angela F. Valdes
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