Form 10-Q
period 2013-06-30
EQUITY ONE, INC.
filed 2013-08-09
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of August 6, 2013, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 119,349,550.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets June 30, 2013 and December 31, 2012 (Unaudited) (In thousands, except share par value amounts)

	June 30, 2013	December 31, 2012
ASSETS
Properties:
Income producing	$3,101,092	$3,048,925
Less: accumulated depreciation	(342,589)	(315,242)
Income producing properties, net	2,758,503	2,733,683
Construction in progress and land held for development	101,140	108,712
Properties held for sale	20,662	165,136
Properties, net	2,880,305	3,007,531
Cash and cash equivalents	25,657	27,416
Cash held in escrow and restricted cash	10,508	442
Accounts and other receivables, net	14,885	14,320
Investments in and advances to unconsolidated joint ventures	76,128	72,171
Loans receivable, net	131,332	140,708
Goodwill	6,889	6,889
Other assets	240,908	233,191
TOTAL ASSETS	$3,386,612	$3,502,668

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$411,417	$439,156
Unsecured senior notes payable	731,136	731,136
Term loan	250,000	250,000
Unsecured revolving credit facilities	125,000	172,000
	1,517,553	1,592,292
Unamortized premium on notes payable, net	5,762	7,058
Total notes payable	1,523,315	1,599,350
Other liabilities:
Accounts payable and accrued expenses	41,911	55,248
Tenant security deposits	8,555	8,595
Deferred tax liability	12,098	12,016
Other liabilities	166,820	196,509
Liabilities associated with properties held for sale	75	3,920
Total liabilities	1,752,774	1,875,638
Redeemable noncontrolling interests	3,219	22,551
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 117,522 and 116,938 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,175	1,169
Additional paid-in capital	1,690,073	1,679,227
Distributions in excess of earnings	(269,959)	(276,085)
Accumulated other comprehensive income (loss)	1,613	(7,585)
Total stockholders’ equity of Equity One, Inc.	1,422,902	1,396,726
Noncontrolling interests	207,717	207,753
Total equity	1,630,619	1,604,479
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,386,612	$3,502,668

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income For the three and six months ended June 30, 2013 and 2012 (Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013		2012	2013	2012
REVENUE:
Minimum rent	$63,244		$58,239	$126,057	$114,610
Expense recoveries	20,301		17,435	39,683	34,131
Percentage rent	644		787	2,713	2,736
Management and leasing services	484		500	898	1,304
Total revenue	84,673		76,961	169,351	152,781
COSTS AND EXPENSES:
Property operating	23,408		20,523	46,234	41,054
Depreciation and amortization	23,806		22,072	46,591	42,788
General and administrative	9,679		10,456	18,576	21,838
Total costs and expenses	56,893		53,051	111,401	105,680
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	27,780		23,910	57,950	47,101
OTHER INCOME AND EXPENSE:
Investment income	2,209		1,583	4,413	3,029
Equity in income (loss) of unconsolidated joint ventures	615		(152)	1,050	(340)
Other income	162		7	162	52
Interest expense	(16,909)		(17,554)	(34,354)	(34,634)
Amortization of deferred financing fees	(603)		(612)	(1,209)	(1,200)
Gain on extinguishment of debt	107		445	107	352
Impairment loss	(2,662)		—	(2,662)	—
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	10,699		7,627	25,457	14,360
Income tax (expense) benefit of taxable REIT subsidiaries	(53)		66	(103)	156
INCOME FROM CONTINUING OPERATIONS	10,646		7,693	25,354	14,516
DISCONTINUED OPERATIONS:
Operations of income producing properties	729		2,822	2,161	5,401
Gain (loss) on disposal of income producing properties	25,663		(2)	36,859	14,267
Impairment loss on income producing properties	(128)		(5,441)	(128)	(7,373)
Income tax expense of taxable REIT subsidiaries	(733)		(51)	(778)	(95)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	25,531		(2,672)	38,114	12,200
NET INCOME	36,177		5,021	63,468	26,716
Net income attributable to noncontrolling interests - continuing operations	(2,481)		(2,747)	(5,173)	(5,453)
Net income attributable to noncontrolling interests - discontinued operations	(58)		(6)	(64)	(13)
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$33,638		$2,268	$58,231	$21,250

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
Continuing operations	$0.07		$0.04	$0.17	$0.08
Discontinued operations	0.22		(0.02)	0.32	0.11
	$0.28	*	$0.02	$0.49	$0.18	*

Number of Shares Used in Computing Basic Earnings (Loss) per Share	117,385		112,715	117,209	112,682

EARNINGS (LOSS) PER COMMON SHARE - DILUTED:
Continuing operations	$0.07		$0.04	$0.17	$0.08
Discontinued operations	0.21		(0.02)	0.32	0.11
	$0.28		$0.02	$0.49	$0.18	*

Number of Shares Used in Computing Diluted Earnings (Loss) per Share	117,749		113,210	117,535	112,940
* Note: EPS does not foot due to rounding of individual calculations.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three and six months ended June 30, 2013 and 2012
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME	$36,177	$5,021	$63,468	$26,716
OTHER COMPREHENSIVE INCOME:
Net amortization of interest rate contracts included in net income	15	16	31	32
Net unrealized gain (loss) on interest rate swaps (1)	6,813	(6,766)	7,363	(6,022)
Net loss on interest rate swap reclassified from accumulated other comprehensive income into interest expense	885	816	1,804	1,141
Other comprehensive income (loss)	7,713	(5,934)	9,198	(4,849)
COMPREHENSIVE INCOME (LOSS)	43,890	(913)	72,666	21,867
Comprehensive income attributable to noncontrolling interests	(2,539)	(2,753)	(5,237)	(5,466)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO EQUITY ONE, INC.	$41,351	$(3,666)	$67,429	$16,401

(1) This amount includes our share of an unconsolidated joint venture's net unrealized gains (losses) of $43 and $0 for the three and six months ended June 30, 2013, respectively, and $(6) and $(38) for the three and six months ended June 30, 2012, respectively.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the six months ended June 30, 2013
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2012	116,938	$1,169	$1,679,227	$(276,085)	$(7,585)	$1,396,726	$207,753	$1,604,479
Issuance of common stock, net of withholding taxes	584	6	7,822	—	—	7,828	—	7,828
Stock issuance costs	—	—	(94)	—	—	(94)	—	(94)
Share-based compensation expense	—	—	3,293	—	—	3,293	—	3,293
Restricted stock reclassified from liability to equity	—	—	51	—	—	51	—	51
Net income, excluding $226 of net income attributable to redeemable noncontrolling interests	—	—	—	58,231	—	58,231	5,011	63,242
Dividends paid on common stock	—	—	—	(52,105)	—	(52,105)	—	(52,105)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,041)	(5,041)
Revaluation of redeemable noncontrolling interest	—	—	(226)	—	—	(226)	—	(226)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Other comprehensive income	—	—	—	—	9,198	9,198	—	9,198
BALANCE AT JUNE 30, 2013	117,522	$1,175	$1,690,073	$(269,959)	$1,613	$1,422,902	$207,717	$1,630,619

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2013 and 2012 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$63,468	$26,716
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(961)	(1,996)
Accretion of below market lease intangibles, net	(5,842)	(6,506)
Equity in (income) loss of unconsolidated joint ventures	(1,050)	340
Income tax expense (benefit) of taxable REIT subsidiaries	881	(61)
Provision for losses on accounts receivable	1,453	349
Amortization of premium on notes payable, net	(1,331)	(1,592)
Amortization of deferred financing fees	1,209	1,211
Depreciation and amortization	48,427	46,473
Share-based compensation expense	3,165	3,620
Amortization of derivatives	31	32
Gain on sale of real estate	(36,859)	(14,269)
Loss on extinguishment of debt	575	373
Operating distributions from joint ventures	111	1,697
Impairment loss	2,790	7,373
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	(1,553)	4,618
Other assets	(6,972)	14,038
Accounts payable and accrued expenses	(1,883)	(3,685)
Tenant security deposits	(352)	382
Other liabilities	(3,789)	(580)
Net cash provided by operating activities	61,518	78,533

INVESTING ACTIVITIES:
Acquisition of income producing properties	(37,000)	(153,750)
Additions to income producing properties	(7,113)	(10,732)
Acquisition of land held for development	—	(7,500)
Additions to construction in progress	(17,758)	(36,367)
Deposits for the acquisition of income producing properties	(1,150)	—
Proceeds from sale of real estate and rental properties	173,022	33,166
(Increase) decrease in cash held in escrow	(10,258)	91,591
Purchase of below market leasehold interest	(25,000)	—
Increase in deferred leasing costs and lease intangibles	(4,527)	(3,588)
Investment in joint ventures	(4,266)	(6,572)
Advances to/repayments of advances from joint ventures	(143)	558
Distributions from joint ventures	1,595	567
Investment in loans receivable	(12,000)	(19,258)
Repayment of loans receivable	28,659	—
Net cash provided by (used in) investing activities	84,061	(111,885)

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2013 and 2012 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2013	2012
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(31,323)	$(42,061)
Net repayments under revolving credit facilities	(47,000)	(37,000)
Repayment of senior debt borrowings	—	(10,000)
Proceeds from issuance of common stock	7,828	296
Borrowings under term loan	—	200,000
Payment of deferred financing costs	(6)	(2,001)
Stock issuance costs	(94)	(6)
Dividends paid to stockholders	(52,105)	(50,142)
Purchase of noncontrolling interests	(18,917)	—
Distributions to redeemable noncontrolling interests	(680)	(424)
Distributions to noncontrolling interests	(5,041)	(4,997)
Net cash (used in) provided by financing activities	(147,338)	53,665

Net (decrease) increase in cash and cash equivalents	(1,759)	20,313
Cash and cash equivalents at beginning of the period	27,416	10,963
Cash and cash equivalents at end of the period	$25,657	$31,276

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $1,646 and $2,495 in 2013 and 2012, respectively)	$36,891	$37,299

We acquired upon acquisition of certain income producing properties:
Income producing properties	$38,418	$166,150
Intangible and other assets	5,967	13,196
Intangible and other liabilities	(7,385)	(25,596)
Cash paid for income producing properties	$37,000	$153,750

Non-cash investing information:
Investment in loan receivable (See Note 7)	$8,500	$—

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013
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
As of June 30, 2013, our consolidated property portfolio comprised 150 properties, including 125 retail properties and seven non-retail properties totaling approximately 15.6 million square feet of gross leasable area, or GLA, 11 development or redevelopment properties with approximately 2.1 million square feet of GLA upon completion, and seven land parcels. As of June 30, 2013, our core portfolio was 91.5% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.3 million square feet of GLA.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those other entities in which we have a controlling financial interest, including where we have been determined to be a primary beneficiary of a variable interest entity ("VIE") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Equity One, Inc. and its subsidiaries are hereinafter referred to as "the consolidated companies," the "Company," "we," "our," "us" or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation. Certain operations have been classified as discontinued and associated results of operations and financial position are separately reported for all periods presented. Information in these notes to the condensed consolidated financial statements, unless otherwise noted, does not include the accounts of discontinued operations.
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for a full year.
Our unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet as of December 31, 2012 was derived from audited financial statements included in our 2012 Annual Report on Form 10-K, but does not include all disclosures required under GAAP. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the "SEC") on February 28, 2013.
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
Concentration of Credit Risk
A concentration of credit risk arises in our business when a nationally-based or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of June 30, 2013, Publix Super Markets was our largest tenant and accounted for approximately 1.4 million square feet, or approximately 8.0%, of our GLA and approximately $10.2 million, or 4.2%, of our annual minimum rent. As of June 30, 2013, we had outstanding receivables from Publix Super Markets of approximately $344,000.
Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” Under ASU 2011-11, disclosures are required to provide information to help reconcile differences in the offsetting requirements under GAAP and International Financial Reporting Standards ("IFRS"). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the ASU requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarifies the instruments and transactions that are subject to the offsetting disclosure requirements established by ASU No. 2011-11. Derivative instruments accounted for in accordance with the derivatives and hedging topic of the FASB Accounting Standards Codification, repurchase agreements, reverse repurchase agreements, securities borrowing, and securities lending transactions are subject to the disclosure requirements of ASU No. 2011-11. ASU No. 2011-11 and ASU No. 2013-01 were effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption and implementation of these ASUs did not have a material impact on our results of operations, financial condition or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard)." The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets, other than goodwill, for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption and implementation of this ASU did not have a material impact on our results of operations, financial condition or cash flows.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires entities to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. Disclosure is also required regarding significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU No. 2013-02 was effective for reporting periods beginning after December 15, 2012. The adoption and implementation of this ASU did not have a material impact on our results of operations, financial condition or cash flows.
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

3.    Acquisitions
The following table provides a summary of acquisition activity during the six months ended June 30, 2013:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price
					(in thousands)
June 5, 2013	Westwood Towers (1)	Bethesda	MD	211,020	$25,000
May 7, 2013	Bowlmor Lanes (1)	Bethesda	MD	27,000	12,000
Total					$37,000
______________________________________________
(1) The purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.
During the three and six months ended June 30, 2013, we did not recognize any material measurement period adjustments related to prior or current year acquisitions.
In conjunction with the 2012 acquisition of Clocktower Plaza Shopping Center, we entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary, which for a maximum of 180 days allowed us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreement or 180 days after the acquisition date, the third party intermediary was the legal owner of the property; however, we controlled the activities that most significantly affected the property and retained all of the economic benefits and risks associated with the property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of this VIE and consolidated the property and its operations as of the acquisition date. Legal ownership for Clocktower Plaza Shopping Center was transferred to us by the qualified intermediary during the first quarter of 2013.
We expensed transaction-related costs in connection with completed or pending property acquisitions of $617,000 and $718,000 during the three and six months ended June 30, 2013, respectively, and $440,000 and $1.4 million during the three and six months ended June 30, 2012, respectively, which are included in general and administrative costs in the condensed consolidated statements of income.

4.    Dispositions

The following table provides a summary of disposition activity during the six months ended June 30, 2013:

Date Sold	Property Name	City	State	Square Feet	Gross Sales Price
					(In thousands)
Income producing property sold
June 27, 2013	Providence Square	Charlotte	NC	85,930	$2,000
June 18, 2013	Medical & Merchants	Jacksonville	FL	156,153	12,000	(1)
June 18, 2013	Meadows	Miami	FL	75,524	15,242
June 18, 2013	Plaza Alegre	Miami	FL	88,411	20,633
June 7, 2013	Chestnut Square	Brevard	NC	34,260	6,000
May 1, 2013	Madison Centre	Madison	AL	64,837	7,350
April 4, 2013	Lutz Lake Crossing	Lutz	FL	64,985	10,550
April 4, 2013	Seven Hills	Spring Hill	FL	72,590	7,750
March 29, 2013	Middle Beach Shopping Center	Panama City Beach	FL	69,277	2,350
March 22, 2013	Douglas Commons	Douglasville	GA	97,027	12,000
March 22, 2013	North Village Center	North Myrtle Beach	SC	60,356	2,365
March 22, 2013	Windy Hill Shopping Center	North Myrtle Beach	SC	68,465	2,635
February 13, 2013	Macland Pointe	Marietta	GA	79,699	9,150
January 23, 2013	Shoppes of Eastwood	Orlando	FL	69,037	11,600
January 15, 2013	Butler Creek	Acworth	GA	95,597	10,650
January 15, 2013	Fairview Oaks	Ellenwood	GA	77,052	9,300
January 15, 2013	Grassland Crossing	Alpharetta	GA	90,906	9,700
January 15, 2013	Mableton Crossing	Mableton	GA	86,819	11,500	(2)
January 15, 2013	Hamilton Ridge	Buford	GA	90,996	11,800
January 15, 2013	Shops at Westridge	McDonough	GA	66,297	7,550
					182,125
Outparcels sold
June 21, 2013	Canyon Trails - Jack in the Box	Goodyear	AZ	4,000	$1,980
May 23, 2013	Canyon Trails - Chase Pad	Goodyear	AZ	4,200	3,850
					5,830

Total					$187,955
______________________________________________
(1) We provided financing to the buyer in the form of a $8.5 million loan receivable and the related gain on disposal of $1.0 million was deferred at June 30, 2013. See Note 7 for further discussion.
(2) $2.8 million of mortgage debt secured by this property was repaid at closing.
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we are currently evaluating opportunities to sell certain non-core properties. Although we have not committed to a disposition plan with respect to certain of these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. See Note 21 for additional discussion of the status of those dispositions under contract and the related financial statement impact.

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
As of June 30, 2013, we classified four properties located in our Southeast, South Florida and North Florida regions as held for sale. The operations of these properties are included in discontinued operations in the accompanying condensed consolidated statements of income for all the periods presented and the related assets and liabilities are presented as held for sale in our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012.
The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2013 and 2012 are shown below. These include the results of operations through the date of sale for each property that was sold during 2013 and 2012 and the operations for the applicable period for those assets classified as held for sale as of June 30, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Rental revenue	$1,518	$5,766	$5,288	$13,013
Expenses:
Property operating expenses	615	1,523	1,812	3,687
Depreciation and amortization	176	1,162	630	2,423
Operations of income producing property	727	3,081	2,846	6,903
Interest expense	—	(289)	(7)	(905)
Gain (loss) on disposal of income producing properties	25,663	(2)	36,859	14,267
Impairment loss on income producing properties	(128)	(5,441)	(128)	(7,373)
Loss on extinguishment of debt	—	(9)	(682)	(725)
Income tax expense	(733)	(51)	(778)	(95)
Other income	2	39	4	128
Income (loss) from discontinued operations	25,531	(2,672)	38,114	12,200
Net income attributable to noncontrolling interests	(58)	(6)	(64)	(13)
Income (loss) from discontinued operations	$25,473	$(2,678)	$38,050	$12,187

5.    Investments in Joint Ventures

The following is a summary of the composition of investments in and advances to unconsolidated joint ventures in the condensed consolidated balance sheets:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	June 30, 2013	December 31, 2012
				(In thousands)
Investments in unconsolidated joint ventures:
GRI-EQY I, LLC (2)	10	GA, SC, FL	10.0%	$12,775	$8,587
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,535	3,491
Madison 2260 Realty LLC	1	NY	8.6%	634	634
Madison 1235 Realty LLC	1	NY	20.1%	1,000	1,000
Talega Village Center JV, LLC (3)	1	CA	50.5%	2,894	2,909
Vernola Marketplace JV, LLC (3)	1	CA	50.5%	6,605	6,972
Parnassus Heights Medical Center	1	CA	50.0%	20,291	20,385
Equity One JV Portfolio, LLC (4)	4	FL, MA	30.0%	27,646	27,589
Total				75,380	71,567
Advances to unconsolidated joint ventures				748	604
Investments in and advances to unconsolidated joint ventures				$76,128	$72,171
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) The investment balance as of June 30, 2013 and December 31, 2012 is presented net of deferred gains of $3.3 million for both periods associated with the disposition of assets by us to the joint venture.
(3) Our effective interest is 48% when considering the 5% noncontrolling interest held by Vestar Development Company.
(4) The investment balance as of June 30, 2013 and December 31, 2012 is presented net of a deferred gain of approximately $404,000 for both periods associated with the disposition of assets by us to the joint venture.
Equity in income (loss) of unconsolidated joint ventures totaled $615,000 and $1.1 million for the three and six months ended June 30, 2013, respectively, and totaled $(152,000) and $(340,000), respectively, for the same periods in 2012. Management fees and leasing fees earned by us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of income, totaled approximately $484,000 and $898,000 for the three and six months ended June 30, 2013, respectively, and $489,000 and $1.3 million for the three and six months ended June 30, 2012, respectively.
At June 30, 2013 and December 31, 2012, the aggregate carrying amount of the debt of our unconsolidated joint ventures was $247.9 million and $292.0 million, respectively, of which our aggregate proportionate share was $61.1 million and $65.8 million, respectively. During the six months ended June 30, 2013, we made an investment of $4.1 million in one of our unconsolidated joint ventures in connection with the repayment of indebtedness by the joint venture. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
As of June 30, 2013, Equity One JV Portfolio, LLC, our joint venture with the New York State Common Retirement Fund, is party to a contract under which it is required to purchase three newly developed phases of a shopping center, which it previously acquired during 2012, for a purchase price of $15.8 million. We expect that the joint venture will close on this transaction during the third quarter of 2013. The joint venture is expected to fund this acquisition through partner contributions of which our proportionate share would be $4.7 million.
6.    Variable Interest Entities

Our consolidated operating properties at December 31, 2012 included two consolidated joint venture properties, Danbury Green and Southbury Green that were held through VIEs for which we were the primary beneficiary. These entities were established to own and operate real estate property, and our involvement with these entities was through our majority ownership and controlling interest in the properties which provided us with the power to direct the activities that most significantly impacted the entities' economic performance. At inception, we determined that the interests held by the other equity investors in these entities were not equity investments at risk pursuant to the Consolidation Topic of the FASB ASC and, therefore, concluded that these entities were VIEs because they may not have had sufficient equity at risk for them to finance their activities without additional subordinated financial support. During the second quarter of 2013, we acquired the interests held by the other equity investors for a purchase price of $18.9 million and now own the entirety of the equity investments in these entities. These entities are no longer considered VIEs, although we continue to consolidate the properties due to our ongoing controlling financial interests. See Note 12 for further discussion.
In addition to Danbury Green and Southbury Green, our consolidated operating properties at December 31, 2012 also included a consolidated property, Clocktower Plaza Shopping Center, which was held at the time by a qualified intermediary, as described in Note 3. Legal ownership of Clocktower Plaza Shopping Center was transferred to us by the qualified intermediary during the first quarter of 2013, and, as such, is no longer considered a VIE.
7.    Loans Receivable
Centro Mezzanine Loan
In July 2011, we invested in a $45.0 million junior mezzanine loan indirectly secured by a portfolio of seven California shopping centers which had an aggregate appraised value of approximately $272.0 million at the time we acquired the mezzanine loan. This mezzanine loan is subordinated in right of payment to a $120.0 million loan and a $60.0 million senior mezzanine loan, matures on July 9, 2013 subject to the borrower’s ability to extend the maturity date for three additional one-year periods, and bears interest at 8.46% per annum plus one month LIBOR (subject to a 0.75% per annum LIBOR floor). We capitalized $108,000 in net fees paid relating to the acquisition of this loan and amortized these amounts against interest income over the initial two-year term. In July 2013, the maturity date of the loan was extended to July 9, 2014. The borrower may prepay the loan without penalty and it has communicated its intention do so during the third quarter of 2013. As of June 30, 2013, the mezzanine loan bore interest of 9.21% and was performing, and the carrying amount of the loan was $45.2 million, which also reflects our maximum exposure to loss related to this investment. At inception and as of June 30, 2013, we had and continue to have the ability and intention to hold the mezzanine loan to maturity.
Westwood Mortgage Loan and Mezzanine Loan
In October 2012, we purchased a $95.0 million mortgage loan secured by the Westwood Complex, a 22-acre site located in Bethesda, Maryland that consists of 214,767 square feet of retail space, a 211,020 square foot apartment building, and a 62-unit assisted living facility. The loan bears interest at 5.0% per annum and has a stated maturity date of January 15, 2014. Concurrent with the loan transaction, we also entered into a purchase contract to acquire the complex for an aggregate purchase price of $140.0 million. The purchase contract contemplates closing dates for the various parcels that comprise the complex that are the earlier of January 15, 2014 or upon the seller's identification of a property (or properties) which it can purchase with the proceeds from the sale of the parcels. To the extent that the closing dates under the purchase contract occur prior to January 15, 2014, the parties have also agreed that the applicable portions of the mortgage loan collateralized by such parcels will be repaid on the respective closing dates. Based on our initial assessment of the structure of the transaction at its inception, we determined that the entities that owned the various parcels comprising the Westwood Complex were VIEs and that we held variable interests in these entities through the purchase contract and our investment in the mortgage loan; however, we concluded that we were not the primary beneficiary of these entities as we did not have the power to direct the activities that most significantly impact their economic performance. We have continued to determine that the entities that own the parcels within the complex that we have yet to legally acquire are VIEs and that we are not the primary beneficiary of these entities for the aforementioned reason. In connection with our acquisition of the Westwood Towers and Bowlmor Lanes parcels during the second quarter of 2013, the borrower repaid $25.1 million of the mortgage loan, and the entities holding these two parcels are no longer considered VIEs, as we consolidate the properties through our direct ownership interest. As of June 30, 2013, the remaining portion of the mortgage loan was performing, and the carrying amount of the loan was $70.2 million, which also reflects our current maximum exposure to loss related to this investment.
In March 2013, we also funded a $12.0 million mezzanine loan to an entity that indirectly owns a portion of the Westwood Complex. The loan is secured by the entity's indirect ownership interests in the complex, bears interest at 5.0% per annum, and was set to mature on the earlier of June 1, 2013 or our acquisition of certain parcels comprising the complex pursuant to the aforementioned purchase contract. During May 2013, the loan agreement was amended to extend the maturity date to the earlier of January 15, 2014 or our acquisition of the parcels indirectly securing the mezzanine loan. Additionally, in connection with our acquisition of the Westwood Towers and Bowlmor Lanes parcels, the borrower repaid $3.6 million of the mezzanine loan. We have determined that the borrower is a VIE and that we hold a variable interest in the entity through our investment in the loan; however, we have concluded that we are not the primary beneficiary of the entity because we do not have the power to direct the activities that most significantly affect its economic performance. As of June 30, 2013, the loan was performing, and the carrying amount of the loan was $8.5 million, which also reflects our current maximum exposure to loss related to this investment.

At inception and as of June 30, 2013, we had and continue to have the ability and intention to hold both of the loans to maturity. Although the seller may initiate the sale transactions under the purchase contract and accelerate the maturity date of portions of the loans, we do not intend to sell the loans, and we believe that we will recover our cost basis in the loans to the extent that the maturity date is accelerated.
Medical & Merchants Loan
In June 2013, we disposed of Medical & Merchants, one of our neighborhood shopping centers located in Jacksonville, Florida, for a gross sales price of $12.0 million and provided financing to the buyer in the form of a $8.5 million loan receivable. The loan is secured by a mortgage interest in the property and a full recourse guaranty from the principal of the buyer, bears interest at 6.0% per annum, and matures on September 18, 2013, subject to a three-month extension option held by the buyer. Additionally, the buyer may repay the loan at any time prior to the maturity date without penalty. As a result of the transaction, we deferred the related gain on the disposition of $1.0 million, net of transaction costs, which is reflected as a reduction to the carrying amount of the loan. As of June 30, 2013, the loan was performing, and the carrying amount of the loan was $7.5 million, which also reflects our current maximum exposure to loss related to this investment. At inception and as of June 30, 2013, we had and continue to have the ability and intention to hold the loan to maturity. Although the seller may prepay the loan, we do not intend to sell the loan, and we believe that we will recover our cost basis in the loan to the extent that the maturity date is accelerated.
8.    Other Assets
The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	June 30, 2013	December 31, 2012
	(In thousands)
Lease intangible assets, net	$126,309	$130,638
Leasing commissions, net	36,929	36,090
Prepaid expenses and other receivables	29,856	24,376
Straight-line rent receivable, net	21,533	20,625
Deferred financing costs, net	9,574	10,777
Deposits and mortgage escrow	9,218	5,198
Furniture and fixtures, net	3,308	2,519
Fair value of interest rate swaps	2,003	—
Deferred tax asset	2,178	2,968
Total other assets	$240,908	$233,191
9.    Borrowings
Mortgage Notes Payable
At June 30, 2013, the weighted-average interest rate of our fixed rate mortgage notes payable was 6.04%. There are no mortgage notes payable included in liabilities associated with properties held for sale at June 30, 2013. Included in liabilities associated with properties held for sale at December 31, 2012 was a mortgage note payable of $2.8 million, which was repaid at closing in January 2013 upon disposition of the property.
During the six months ended June 30, 2013, we prepaid a mortgage loan of $24.0 million which bore interest at a rate of 6.88%.
As part of our ongoing strategy to dispose of properties in our secondary markets, we have engaged in marketing efforts related to the sale of Brawley Commons located in Charlotte, North Carolina. The property is encumbered by a $6.5 million mortgage loan which matured on July 1, 2013 and remains unpaid. We are in discussions with the lender to resolve this matter, likely by means of a sale of the property to a third party or transfer of the title to the lender. During the default period, we intend to continue operating the property on behalf of the lender and remit any profits generated by the property to the lender. During the three and six months ended June 30, 2013, we recognized an impairment loss of $142,000 to adjust the carrying value of the property to its estimated fair value.
Unsecured Senior Notes
At June 30, 2013, the weighted-average interest rate of our unsecured senior notes was 5.02%.

Unsecured Revolving Credit Facilities
Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. As of June 30, 2013, we had drawn approximately $125.0 million against the facility, which bore interest at a weighted-average rate of 1.38% per annum. As of December 31, 2012, we had drawn approximately $172.0 million against the facility, which bore interest at a weighted-average rate of 1.77% per annum. The facility also includes a facility fee applicable to the lending commitments thereunder, which fee was 0.25% per annum as of June 30, 2013. The facility expires on September 30, 2015, with a one year extension at our option.
We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no drawn balance as of June 30, 2013 and December 31, 2012. The facility bears interest at LIBOR plus 1.55% per annum and expires November 8, 2013.
As of June 30, 2013, giving effect to the financial covenants applicable to these credit facilities, the maximum available to us thereunder was approximately $471.0 million, net of outstanding letters of credit with an aggregate face amount of $2.0 million, of which $125.0 million was drawn.
Term Loan and Interest Rate Swaps

At times, we use derivative instruments, including interest rate swaps,  to manage our exposure to variable interest rate risk. In this regard, we enter into derivative instruments that qualify as cash flow hedges and do not enter into such instruments for speculative purposes. As of June 30, 2013, we had interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 3.17% per annum. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019, which is the maturity date of the term loan. At June 30, 2013, the fair value of our interest rate swaps was an asset of $2.0 million, which is included in other assets in our condensed consolidated balance sheet. At December 31, 2012, the fair value of our interest rate swaps was a liability of $7.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $3.1 million as an increase to interest expense.
10.    Other Liabilities
The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	June 30, 2013	December 31, 2012
	(In thousands)
Lease intangible liabilities, net	$159,428	$185,477
Prepaid rent	6,826	10,817
Other	566	215
Total other liabilities	$166,820	$196,509

In May 2013, we executed a lease amendment with the tenant at our retail condominium at 1175 Third Avenue in New York City, New York, which included the purchase of a significant portion of the below market leasehold interest held by the tenant under the terms of the original lease agreement. Pursuant to the terms of the amendment, we paid the tenant $25.0 million in exchange for increased rents during a new ten-year base term and a reset of the rent payable during the option periods subsequent to the initial ten-year base term to prevailing market rental rates at such times. The $25.0 million payment has been reflected as a reduction of the unamortized below market lease intangible liability we recognized when we acquired the retail condominium, and the remaining portion of the liability will be amortized over the new ten-year base term.

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
We recorded an income tax (expense) benefit from continuing operations during the three months ended June 30, 2013 and 2012 of $(53,000) and $66,000, respectively, and for the six months ended June 30, 2013 and 2012 of $(103,000) and $156,000, respectively, related to IRT Capital Corporation II ("IRT") and DIM Vastgoed, N.V. ("DIM"). Income tax expense from discontinued operations was $733,000 and $51,000 for the three months ended June 30, 2013 and 2012, respectively, and $778,000 and $95,000 for the six months ended June 30, 2013 and 2012, respectively. Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. As of June 30, 2013, DIM had federal and state net operating loss carry forwards of $5.3 million and $4.4 million, respectively, which begin to expire in 2027. As of June 30, 2013, IRT had federal and state net operating loss carry forwards of $1.4 million and $1.4 million, respectively, which begin to expire in 2030.
We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit, which include all years after 2008.
12.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the condensed consolidated balance sheets:

	June 30, 2013	December 31, 2012
	(In thousands)
Danbury 6 Associates LLC (1)	$—	$7,720
Southbury 84 Associates LLC (1)	—	11,242
Vestar/EQY Canyon Trails LLC (2)	2,230	2,600
Walden Woods Village, Ltd. (3)	989	989
Total redeemable noncontrolling interests	$3,219	$22,551

EQY-CSC, LLC (CapCo)	$206,145	$206,145
DIM	1,095	1,100
Vestar/EQY Talega LLC (4)	148	147
Vestar/EQY Vernola LLC (5)	329	361
Total noncontrolling interests included in total equity	$207,717	$207,753
______________________________________________
(1) In May 2013, we acquired the remaining 40% preferred equity interests held by the noncontrolling interest holders.
(2) This entity owns Canyon Trails Towne Center.
(3) This entity owns Walden Woods Shopping Center.
(4) This entity holds our interest in Talega Village Center JV, LLC.
(5) This entity holds our interest in Vernola Marketplace JV, LLC.
Noncontrolling interests represent the portion of equity that we do not own in certain entities that we consolidate. We account for and report our noncontrolling interests in accordance with the provisions under the Consolidation Topic of the FASB ASC.
In October 2011, we acquired a 60% controlling financial interest in two VIEs, Danbury 6 Associates LLC and Southbury 84 Associates LLC. We determined that we were the primary beneficiary of these entities and, accordingly, consolidated their results as of the acquisition date. Upon consolidation, we recorded $19.0 million of noncontrolling interests which represented the estimated fair value of the preferred equity interests, which were entitled to a cumulative 5% annual preferred return, held by the noncontrolling interest holders. Because the operating agreements contained certain provisions that would potentially require us to redeem the noncontrolling interests at the balance of the holders' contributed capital as adjusted for any unpaid preferred returns due to them pursuant to the operating agreements, we initially recorded the $19.0 million of noncontrolling interests associated with these ventures in the mezzanine section of our condensed consolidated balance sheets and reflected such interests at their redemption value at each subsequent balance sheet date. In March 2013, we received formal notice from the noncontrolling interest holders electing to have their interests redeemed on a specified date during the second quarter of 2013 (at which time we reclassified the interests to other liabilities as mandatorily redeemable financial instruments pursuant to the Distinguishing Liabilities from Equity Topic of the FASB ASC) and subsequently acquired their interests for a purchase price of $18.9 million during May 2013.
13.    Earnings Per Share
The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013		2012	2013	2012
	(In thousands, except per share amounts)
Income from continuing operations	$10,646		$7,693	$25,354	$14,516
Net income attributable to noncontrolling interests	(2,481)		(2,747)	(5,173)	(5,453)
Income from continuing operations attributable to Equity One, Inc.	8,165		4,946	20,181	9,063
Allocation of continuing income to participating securities	(68)		(272)	(318)	(552)
Income from continuing operations available to common stockholders	8,097		4,674	19,863	8,511

Income (loss) from discontinued operations	25,531		(2,672)	38,114	12,200
Net income attributable to noncontrolling interests	(58)		(6)	(64)	(13)
Income (loss) from discontinued operations attributable to Equity One, Inc.	25,473		(2,678)	38,050	12,187
Allocation of income from discontinued operations to participating securities	(225)		—	(344)	—
Income (loss) from discontinued operations available to common stockholders	25,248		(2,678)	37,706	12,187
Net income available to common stockholders	$33,345		$1,996	$57,569	$20,698

Weighted average shares outstanding — Basic	117,385		112,715	117,209	112,682

Basic earnings (loss) per share available to common stockholders:
Continuing operations	$0.07		$0.04	$0.17	$0.08
Discontinued operations	0.22		(0.02)	0.32	0.11
Earnings per common share — Basic	$0.28	*	$0.02	$0.49	$0.18	*

* Note: EPS does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Income from continuing operations	$10,646	$7,693	$25,354	$14,516
Net income attributable to noncontrolling interests	(2,481)	(2,747)	(5,173)	(5,453)
Income from continuing operations attributable to Equity One, Inc.	8,165	4,946	20,181	9,063
Allocation of continuing income to participating securities	(69)	(272)	(319)	(552)
Income from continuing operations available to common stockholders	8,096	4,674	19,862	8,511

Income (loss) from discontinued operations	25,531	(2,672)	38,114	12,200
Net income attributable to noncontrolling interests	(58)	(6)	(64)	(13)
Income (loss) from discontinued operations attributable to Equity One, Inc.	25,473	(2,678)	38,050	12,187
Allocation of income from discontinued operations to participating securities	(224)	—	(343)	—
Income (loss) from discontinued operations available to common stockholders	25,249	(2,678)	37,707	12,187
Net income available to common stockholders	$33,345	$1,996	$57,569	$20,698

Weighted average shares outstanding — Basic	117,385	112,715	117,209	112,682
Stock options using the treasury method	364	235	326	203
Executive Incentive Plan shares using the treasury method	—	260	—	55
Weighted average shares outstanding — Diluted	117,749	113,210	117,535	112,940

Diluted earnings (loss) per share available to common stockholders:
Continuing operations	$0.07	$0.04	$0.17	$0.08
Discontinued operations	0.21	(0.02)	0.32	0.11
Earnings per common share — Diluted	$0.28	$0.02	$0.49	$0.18	*

* Note: EPS does not foot due to the rounding of the individual calculations.
The computation of diluted EPS for both the three and six months ended June 30, 2013 did not include 945,000 and 1.4 million shares of common stock, respectively, issuable upon the exercise of outstanding options, at prices ranging from $24.45 to $26.66 and $24.12 to $26.66, respectively, because the option prices were greater than the average market prices of our common shares during these respective periods. The computation of diluted EPS for both the three and six months ended June 30, 2012 did not include 1.9 million shares of common stock issuable upon the exercise of outstanding options, at prices ranging from $21.64 to $26.66 and $19.84 to $26.66, respectively, because the option prices were greater than the average market prices of our common shares during these respective periods.
The computation of diluted EPS for both the three and six months ended June 30, 2013 and 2012 did not include the 11.4 million joint venture units held by Liberty International Holdings Limited ("LIH"), which are convertible into our common stock. The LIH shares are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion is anti-dilutive.

14.    Share-Based Payments

The following table presents stock option activity during the six months ended June 30, 2013:

	Shares Under Option	Weighted- Average Exercise Price
	(In thousands)
Outstanding at January 1, 2013	3,521	$20.73
Granted	—	$—
Exercised	(493)	$16.45
Forfeited or expired	—	$—
Outstanding at June 30, 2013	3,028	$21.43

Exercisable at June 30, 2013	2,780	$21.72
The following table presents information regarding restricted stock activity during the six months ended June 30, 2013:

	Unvested Shares		Weighted-Average Price
	(In thousands)
Unvested at January 1, 2013	975		$17.11
Granted	63		$22.32
Vested	(101)		$17.33
Forfeited	(3)		$20.34
Unvested at June 30, 2013	934	*	$17.43
______________________________________________
* Does not include 800,000 shares of restricted stock awarded to certain executives which are subject to performance vesting conditions and are not entitled to vote or receive dividends during the performance period.

During the six months ended June 30, 2013, we granted 63,015 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 3 years. The total grant-date value of the 101,453 shares of restricted stock that vested during the six months ended June 30, 2013 was $1.8 million.
Share-based compensation expense charged against earnings is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Restricted stock expense	$1,490	$1,438	$3,031	$3,199
Stock option expense	110	252	253	551
Employee stock purchase plan discount	6	4	9	7
Total equity-based expense	1,606	1,694	3,293	3,757
Restricted stock classified as a liability	39	17	39	17
Total expense	1,645	1,711	3,332	3,774
Less amount capitalized	(80)	(71)	(167)	(154)
Net share-based compensation expense	$1,565	$1,640	$3,165	$3,620
As of June 30, 2013, we had $9.2 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our Amended and Restated Equity One 2000 Executive Incentive Compensation Plan. This expense is expected to be recognized over a weighted-average period of 1.6 years.

15.    Segment Reporting
We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast - including Georgia, Louisiana, Alabama, Mississippi, North Carolina, South Carolina and Virginia; (4) Northeast – including Connecticut, Maryland, Massachusetts and New York; (5) West Coast – including California and Arizona; and (6) Non-retail – which is comprised of our non-retail assets.
We assess a segment’s performance based on net operating income (“NOI”). NOI excludes investment and other income, acquisition costs, general and administrative expenses, interest expense, amortization of deferred financing fees, depreciation and amortization expense, gains (losses) from extinguishments of debt, income (loss) of unconsolidated joint ventures, income tax (expense) benefit from taxable REIT subsidiaries, gains (losses) on sales of real estate, impairments, and (income) loss attributable to noncontrolling interests. NOI is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees, and impairment losses, and to exclude straight line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, gain (loss) on sale of real estate, equity in income (loss) of unconsolidated joint ventures, gain (loss) on extinguishment of debt, and other income. NOI includes management fee expense recorded at each operating segment based on a percentage of revenue which is eliminated in consolidation. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to net income attributable to Equity One, Inc. as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of our properties.

The following table sets forth the financial information relating to our continuing operations presented by segments and includes a reconciliation of NOI to income from continuing operations before tax and discontinued operations, the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
South Florida	$23,294	$21,682	$46,333	$44,165
North Florida	9,632	9,817	19,457	19,743
Southeast	11,387	11,173	22,553	22,132
Northeast	18,185	11,702	36,259	23,128
West Coast	17,485	17,032	35,108	32,669
Non-retail	849	587	1,592	1,212
Total segment revenue	80,832	71,993	161,302	143,049
Add:
Straight line rent adjustment	284	902	1,014	1,905
Accretion of below market lease intangibles, net	3,073	3,566	6,137	6,523
Management and leasing services	484	500	898	1,304
Total revenue	$84,673	$76,961	$169,351	$152,781

Net operating income (NOI):
South Florida	$15,520	$14,387	$31,354	$29,686
North Florida	6,628	6,754	12,934	13,818
Southeast	7,885	7,777	15,750	15,660
Northeast	12,814	8,457	25,523	15,857
West Coast	11,396	11,163	23,236	21,532
Non-retail	519	349	950	683
Total NOI	54,762	48,887	109,747	97,236
Add:
Straight line rent adjustment	284	902	1,014	1,905
Accretion of below market lease intangibles, net	3,073	3,566	6,137	6,523
Management and leasing services	484	500	898	1,304
Elimination of intersegment expenses	2,662	2,583	5,321	4,759
Investment income	2,209	1,583	4,413	3,029
Equity in income (loss) of unconsolidated joint ventures	615	(152)	1,050	(340)
Other income	162	7	162	52
Gain on extinguishment of debt	107	445	107	352
Less:
Depreciation and amortization expense	23,806	22,072	46,591	42,788
General and administrative expense	9,679	10,456	18,576	21,838
Interest expense	16,909	17,554	34,354	34,634
Amortization of deferred financing fees	603	612	1,209	1,200
Impairment loss	2,662	—	2,662	—
Income from continuing operations before tax and discontinued operations	$10,699	$7,627	$25,457	$14,360

	June 30, 2013	December 31, 2012
	(In thousands)
Assets:
South Florida	$695,252	$692,764
North Florida	318,225	320,111
Southeast	371,924	372,598
Northeast	886,874	894,658
West Coast	807,344	817,135
Non-retail	75,648	33,525
Corporate assets	210,683	206,741
Properties held for sale	20,662	165,136
Total assets	$3,386,612	$3,502,668
16.    Commitments and Contingencies
As of June 30, 2013, we had provided letters of credit having an aggregate face amount of $2.0 million as additional security for financial and other obligations.
As of June 30, 2013, we have invested an aggregate of approximately $164.3 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $85.7 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next three years. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by the funds available under our credit facilities, proceeds from the issuance of additional debt or equity securities and proceeds from property dispositions.
We are subject to litigation in the normal course of business; however, we do not believe that any of the litigation outstanding as of June 30, 2013 will have a material adverse effect on our financial condition, results of operations or cash flows.
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
18.    Fair Value Measurements
Recurring Fair Value Measurements
As of June 30, 2013 and December 31, 2012, we had interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. At June 30, 2013, the fair value of our interest rate swaps was an asset of $2.0 million, which is included in other assets in our condensed consolidated balance sheet. At December 31, 2012, the fair value of our interest rate swaps was a liability of $7.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. The net unrealized gain on our interest rate swaps was $6.8 million and $7.4 million for the three and six months ended June 30, 2013, respectively, and is included in accumulated other comprehensive income (loss). The fair value of the interest rate swaps is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.

The following table presents our hierarchy for those assets/(liabilities) measured and recorded at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2013:
Interest rate swaps	$2,003	$—	$2,003	$—

December 31, 2012:
Interest rate swaps	$(6,954)	$—	$(6,954)	$—
Valuation Methods
The valuation of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of the derivative financial instrument. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2013, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments are not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety are classified in Level 2 of the fair value hierarchy. The unrealized gain recognized in other comprehensive income (“OCI”) of $6.8 million and $7.4 million for the three and six months ended June 30, 2013, respectively, is attributable to the net change in unrealized gains related to the interest rate swaps that remain outstanding at June 30, 2013, none of which were reported in the condensed consolidated statements of income because they are documented and qualify as hedging instruments.
Non-Recurring Fair Value Measurements
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis during the six months ended June 30, 2013:

Assets:	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Operating properties held and used	$6,500	$—	$—	$6,500	$142
Operating properties held for sale	3,632	—	3,632	—	128
Development properties held and used	4,390	—	—	4,390	2,520
Total	$14,522	$—	$3,632	$10,890	$2,790
On a non-recurring basis, we evaluate the carrying value of investment property and investments in and advances to unconsolidated joint ventures when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments, if any, result primarily from values established by Level 3 valuations. The carrying value is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset as determined by purchase price offers or by discounted cash flows using the income or market approach. These cash flows are comprised of unobservable inputs which include contractual rental revenue and forecasted rental revenue and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based upon observable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, we determined that the valuations of these investment properties and investments are classified within Level 3 of the fair value hierarchy.
During the three and six months ended June 30, 2013, we recognized a $142,000 impairment loss on an operating property located in the Southeast region. The estimated fair value related to the impairment assessment was primarily based on a discounted cash flow analysis and, therefore, is classified within Level 3 of the fair value hierarchy.
During the three and six months ended June 30, 2013, we recognized a $128,000 impairment loss on a property held for sale located in the Southeast region. The estimated fair value related to the impairment assessment was based upon the expected sales price as determined by an executed contract after adjusting for costs to sell and, therefore, is classified within Level 2 of the fair value hierarchy. During the three and six months ended June 30, 2012, we recognized impairment losses of $5.4 million on two properties that were held for sale and $7.4 million on three properties that were held for sale, respectively.

During the three and six months ended June 30, 2013, we recognized an impairment loss of $2.5 million on a land parcel located in the West Coast region. The estimated fair value related to the impairment assessment was based on a recent appraisal and, therefore, is classified within Level 3 of the fair value hierarchy.
We also perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, result from values established by Level 3 valuations. We estimate the fair value of the reporting unit using discounted projected future cash flows, which approximate a current sales price. If the results of this analysis indicate that the carrying value of the reporting unit exceeds its fair value, impairment is recorded to reduce the carrying value of the goodwill to fair value. We did not recognize any goodwill impairment losses during the three and six months ended June 30, 2013.
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
Loans Receivable (classified within Level 2 of the valuation hierarchy) – The carrying value of the loans receivable of $131.3 million at June 30, 2013 approximates fair value due to their short maturities. At December 31, 2012, the estimated fair value was approximately $142.2 million and was estimated using a discounted cash flow analysis based on the current interest rates at which similar loans would be made. The carrying amount of these loans receivable, including accrued interest was $140.7 million at December 31, 2012.
Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at June 30, 2013 and December 31, 2012 was approximately $456.3 million and $494.4 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount (principal and unaccreted premium) of these notes, including notes associated with properties held for sale, was $419.0 million and $451.1 million at June 30, 2013 and December 31, 2012, respectively.
Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at June 30, 2013 and December 31, 2012 was approximately $765.1 million for both periods calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount (principal net of unamortized discount) of these notes was $729.3 million and $729.1 million at June 30, 2013 and December 31, 2012, respectively.
Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated at June 30, 2013 and December 31, 2012 was approximately $245.3 million and $255.2 million, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was $250.0 million at both June 30, 2013 and December 31, 2012.
The fair market value calculations of our debt as of June 30, 2013 and December 31, 2012 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations use a market rate spread over the risk free interest rate. This spread is determined by using the weighted average life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages, senior notes and term loans are consistent with current market trends.
Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – At June 30, 2013, the fair value of our interest rate swaps was an asset of $2.0 million. At December 31, 2012, the fair value of our interest rate swaps was a liability of $7.0 million. See Note 18 above for a discussion of the method used to value the interest rate swaps.

Redeemable Noncontrolling Interests (classified within Level 3 of the valuation hierarchy) – The carrying amount of the redeemable noncontrolling interests of $3.2 million and $22.6 million at June 30, 2013 and December 31, 2012, respectively, approximates their fair value as determined by discounted cash flow analyses.

Investments In and Advances to Unconsolidated Joint Ventures (classified within Level 3 of the valuation hierarchy) – The carrying amount of the investments in and advances to unconsolidated joint ventures of $76.1 million and $72.2 million at June 30, 2013 and December 31, 2012, respectively, approximates their fair value as determined by discounted cash flow analyses.
20.    Condensed Consolidating Financial Information

Many of our wholly-owned subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to the guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of June 30, 2013	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$218,738	$1,415,322	$1,246,378	$(133)	$2,880,305
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	352,160	112,759	823,973	(782,585)	506,307
Total Assets	$1,799,208	$1,528,081	$2,070,351	$(2,011,028)	$3,386,612
LIABILITIES
Total notes payable	$1,704,282	$132,285	$449,884	$(763,136)	$1,523,315
Other liabilities	10,874	86,438	156,651	(24,579)	229,384
Liabilities associated with properties held for sale	75	—	—	—	75
Total Liabilities	1,715,231	218,723	606,535	(787,715)	1,752,774
REDEEMABLE NONCONTROLLING INTERESTS	—	—	—	3,219	3,219
EQUITY	83,977	1,309,358	1,463,816	(1,226,532)	1,630,619
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,799,208	$1,528,081	$2,070,351	$(2,011,028)	$3,386,612

Condensed Consolidating Balance Sheet As of December 31, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$264,933	$1,481,443	$1,261,288	$(133)	$3,007,531
Investment in affiliates	1,228,310	—	—	(1,228,310)	—
Other assets	354,033	91,162	842,735	(792,793)	495,137
Total Assets	$1,847,276	$1,572,605	$2,104,023	$(2,021,236)	$3,502,668
LIABILITIES
Total notes payable	$1,751,130	$157,730	$451,090	$(760,600)	$1,599,350
Other liabilities	18,554	113,797	161,266	(21,249)	272,368
Liabilities associated with properties held for sale	3,149	771	—	—	3,920
Total Liabilities	1,772,833	272,298	612,356	(781,849)	1,875,638
REDEEMABLE NONCONTROLLING INTERESTS	—	—	—	22,551	22,551
EQUITY	74,443	1,300,307	1,491,667	(1,261,938)	1,604,479
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,847,276	$1,572,605	$2,104,023	$(2,021,236)	$3,502,668

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2013	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$7,865	$42,644	$34,164	$—	$84,673
Equity in subsidiaries' earnings	52,365	—	—	(52,365)	—
Total costs and expenses	11,446	22,783	22,874	(210)	56,893
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	48,784	19,861	11,290	(52,155)	27,780
Other income and (expenses)	(15,773)	(1,719)	636	(225)	(17,081)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	33,011	18,142	11,926	(52,380)	10,699
Income tax (expense) benefit of taxable REIT subsidiaries	—	(748)	695	—	(53)
INCOME FROM CONTINUING OPERATIONS	33,011	17,394	12,621	(52,380)	10,646
Income (loss) from discontinued operations	755	24,875	(151)	52	25,531
NET INCOME	33,766	42,269	12,470	(52,328)	36,177
Other comprehensive income	7,585	—	128	—	7,713
COMPREHENSIVE INCOME	41,351	42,269	12,598	(52,328)	43,890
Comprehensive income attributable to noncontrolling interests	—	—	(2,539)	—	(2,539)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$41,351	$42,269	$10,059	$(52,328)	$41,351

Condensed Consolidating Statement of Comprehensive (Loss) Income for the three months ended June 30, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$7,714	$37,646	$31,989	$(388)	$76,961
Equity in subsidiaries' earnings	25,868	—	—	(25,868)	—
Total costs and expenses	11,957	21,670	19,782	(358)	53,051
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	21,625	15,976	12,207	(25,898)	23,910
Other income and (expenses)	(19,663)	(1,094)	4,614	(140)	(16,283)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	1,962	14,882	16,821	(26,038)	7,627
Income tax (expense) benefit of taxable REIT subsidiaries	—	(69)	135	—	66
INCOME FROM CONTINUING OPERATIONS	1,962	14,813	16,956	(26,038)	7,693
Income (loss) from discontinued operations	426	(3,417)	135	184	(2,672)
NET INCOME	2,388	11,396	17,091	(25,854)	5,021
Other comprehensive (loss) income	(6,054)	—	120	—	(5,934)
COMPREHENSIVE (LOSS) INCOME	(3,666)	11,396	17,211	(25,854)	(913)
Comprehensive income attributable to noncontrolling interests	—	—	(2,753)	—	(2,753)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$(3,666)	$11,396	$14,458	$(25,854)	$(3,666)

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2013	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$15,669	$85,544	$68,138	$—	$169,351
Equity in subsidiaries' earnings	91,458	—	—	(91,458)	—
Total costs and expenses	22,742	46,546	42,459	(346)	111,401
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	84,385	38,998	25,679	(91,112)	57,950
Other income and (expenses)	(31,671)	(3,625)	3,253	(450)	(32,493)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	52,714	35,373	28,932	(91,562)	25,457
Income tax (expense) benefit of taxable REIT subsidiaries	—	(789)	686	—	(103)
INCOME FROM CONTINUING OPERATIONS	52,714	34,584	29,618	(91,562)	25,354
Income (loss) from discontinued operations	5,727	32,303	(90)	174	38,114
NET INCOME	58,441	66,887	29,528	(91,388)	63,468
Other comprehensive income	8,988	—	210	—	9,198
COMPREHENSIVE INCOME	67,429	66,887	29,738	(91,388)	72,666
Comprehensive income attributable to noncontrolling interests	—	—	(5,237)	—	(5,237)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$67,429	$66,887	$24,501	$(91,388)	$67,429

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$15,395	$76,029	$61,745	$(388)	$152,781
Equity in subsidiaries' earnings	67,629	—	—	(67,629)	—
Total costs and expenses	23,906	42,055	39,876	(157)	105,680
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	59,118	33,974	21,869	(67,860)	47,101
Other income and (expenses)	(38,236)	(2,395)	8,030	(140)	(32,741)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	20,882	31,579	29,899	(68,000)	14,360
Income tax (expense) benefit of taxable REIT subsidiaries	—	(124)	280	—	156
INCOME FROM CONTINUING OPERATIONS	20,882	31,455	30,179	(68,000)	14,516
Income (loss) from discontinued operations	582	(3,125)	14,337	406	12,200
NET INCOME	21,464	28,330	44,516	(67,594)	26,716
Other comprehensive (loss) income	(5,063)	—	214	—	(4,849)
COMPREHENSIVE INCOME	16,401	28,330	44,730	(67,594)	21,867
Comprehensive income attributable to noncontrolling interests	—	—	(5,466)	—	(5,466)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$16,401	$28,330	$39,264	$(67,594)	$16,401

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2013	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(34,394)	$52,387	$43,525	$61,518
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(37,000)	—	(37,000)
Additions to income producing properties	(850)	(4,603)	(1,660)	(7,113)
Additions to construction in progress	(371)	(13,986)	(3,401)	(17,758)
Deposits for the acquisition of income producing properties	(1,150)	—	—	(1,150)
Proceeds from sale of real estate and rental properties	49,131	118,363	5,528	173,022
Increase in cash held in escrow	—	(10,258)	—	(10,258)
Purchase of below market leasehold interest	—	(25,000)	—	(25,000)
Investment in loans receivable	(12,000)	—	—	(12,000)
Repayment of loans receivable	28,659	—	—	28,659
Increase in deferred leasing costs and lease intangibles	(627)	(2,204)	(1,696)	(4,527)
Investment in joint ventures	—	—	(4,266)	(4,266)
Advances to joint ventures	—	—	(143)	(143)
Distributions from joint ventures	—	—	1,595	1,595
Advances to subsidiaries, net	70,525	(76,322)	5,797	—
Net cash provided by (used in) investing activities	133,317	(51,010)	1,754	84,061
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(3,584)	(1,377)	(26,362)	(31,323)
Net repayments under revolving credit facilities	(47,000)	—	—	(47,000)
Proceeds from issuance of common stock	7,828	—	—	7,828
Payment of deferred financing costs	(6)	—	—	(6)
Stock issuance costs	(94)	—	—	(94)
Dividends paid to stockholders	(52,105)	—	—	(52,105)
Purchase of noncontrolling interests	—	—	(18,917)	(18,917)
Distributions to noncontrolling interests	(5,041)	—	—	(5,041)
Distributions to redeemable noncontrolling interests	(680)	—	—	(680)
Net cash used in financing activities	(100,682)	(1,377)	(45,279)	(147,338)
Net decrease in cash and cash equivalents	(1,759)	—	—	(1,759)
Cash and cash equivalents at beginning of the period	27,416	—	—	27,416
Cash and cash equivalents at end of the period	$25,657	$—	$—	$25,657

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2012	Equity One, Inc.	Combined Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(44,948)	$60,899	$62,582	$78,533
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	—	(153,750)	(153,750)
Additions to income producing properties	(4,156)	(4,928)	(1,648)	(10,732)
Acquisition of land held for development	—	(7,500)	—	(7,500)
Additions to construction in progress	(639)	(35,330)	(398)	(36,367)
Proceeds from sale of real estate and rental properties	1,417	6,514	25,235	33,166
Decrease in cash held in escrow	90,845	—	746	91,591
Investment in loans receivable	(19,258)	—	—	(19,258)
Increase in deferred leasing costs and lease intangibles	(1,225)	(1,526)	(837)	(3,588)
Investment in joint ventures	—	—	(6,572)	(6,572)
Repayments of advances to joint ventures	—	—	558	558
Distributions from joint ventures	—	—	567	567
Advances to subsidiaries, net	(96,550)	(16,136)	112,686	—
Net cash used in investing activities	(29,566)	(58,906)	(23,413)	(111,885)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(899)	(1,993)	(39,169)	(42,061)
Net repayments under revolving credit facilities	(37,000)	—	—	(37,000)
Repayment of senior debt borrowings	(10,000)	—	—	(10,000)
Proceeds from issuance of common stock	296	—	—	296
Borrowings under term loan	200,000	—	—	200,000
Payment of deferred financing costs	(2,001)	—	—	(2,001)
Stock issuance costs	(6)	—	—	(6)
Dividends paid to stockholders	(50,142)	—	—	(50,142)
Distributions to noncontrolling interests	(4,997)	—	—	(4,997)
Distributions to redeemable noncontrolling interests	(424)	—	—	(424)
Net cash provided by (used in) financing activities	94,827	(1,993)	(39,169)	53,665
Net increase in cash and cash equivalents	20,313	—	—	20,313
Cash and cash equivalents at beginning of the period	10,963	—	—	10,963
Cash and cash equivalents at end of the period	$31,276	$—	$—	$31,276
21. Subsequent Events

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our June 30, 2013 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements.

We have approximately $33.9 million in proposed acquisitions under contract that we expect to close in the second half of 2013. These proposed transactions consist of the acquisition of a shopping center in Pleasanton, California for $30.9 million, which includes the assumption of approximately $20.0 million of indebtedness, and an outparcel adjacent to Kirkman Shoppes in Orlando, Florida for $3.0 million. These acquisitions are past their due diligence periods under the applicable purchase and sale agreements and, as such, aggregate deposits of $1.2 million are non-refundable except as otherwise provided in the contracts. Additionally, we expect to acquire the five remaining parcels within the Westwood Complex for an aggregate gross purchase price of $103.0 million (approximately $24.7 million of an additional cash investment when considering our existing financing) no later than January 15, 2014, thereby bringing our total investment in the Westwood Complex to $140.0 million.

Subsequent to June 30, 2013, we closed on the sale of two properties located in the South Florida and Southeast regions that were classified as held for sale as of June 30, 2013 for a gross sales price of approximately $8.2 million.

Subsequent to June 30, 2013, three properties located in the Southeast and West Coast regions with a combined net book value of $31.2 million met the criteria to be classified as held for sale. We closed on the sale of one of the properties for a gross sales price of approximately $9.5 million and expect to recognize a net loss of approximately $375,000 during the third quarter of 2013. The remaining two properties are expected to close during the second half of 2013, and we expect to recognize impairment losses of approximately $1.6 million during the third quarter of 2013 upon the classification of these properties as held for sale. Additionally, we have another three properties in our Southeast and North Florida regions under contract for an estimated gross sales price of approximately $27.8 million which are in various stages of due diligence but have not met the criteria to be classified as held for sale.

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
As of June 30, 2013, our consolidated property portfolio comprised 150 properties, including 125 retail properties and seven non-retail properties totaling approximately 15.6 million square feet of gross leasable area, or GLA, 11 development or redevelopment properties with approximately 2.1 million square feet of GLA upon completion, and seven land parcels. As of June 30, 2013, our core portfolio was 91.5% leased and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.3 million square feet of GLA.
Although the economic challenges of the past several years have affected our business, especially in leasing space to smaller shop tenants located in less densely populated areas, we continued to see increasing interest from prospective small shop tenants during the first half of 2013 and are cautiously optimistic that this trend will continue in line with general economic conditions. The majority of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles. As of June 30, 2013, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarket sales have not been as affected as the sales of many other classes of retailers, and our supermarkets continue to draw traffic to these centers. We also believe the continued diversification of our portfolio, including the reinvestment of proceeds from dispositions into higher quality assets in urban markets, has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
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
While we have experienced and expect to see continued gradual improvement in general economic conditions during the remainder of 2013, the rate of economic recovery has varied across the regions in which we operate. Volatile consumer confidence, increasing competition from larger retailers, internet sales and limited access to capital have continued to pose challenges for small shop tenants, particularly in the Southeast and North and Central Florida. We believe the continued diversification of our portfolio, including the reinvestment of proceeds from dispositions into higher quality assets, should continue to help to mitigate the impact on our business of these challenges, and we anticipate that our same-property portfolio occupancy will have a modest increase in 2013 as compared to prior year and our same-property net operating income (as defined in results of operations below) for 2013 will experience an increase as compared to 2012, ranging from 2.5% to 3%.
The execution of our business strategy during the second quarter of 2013 resulted in:

•
the acquisition of Westwood Towers and Bowlmor Lanes, two of the seven properties which comprise the Westwood Complex located in Bethesda, Maryland, for an aggregate purchase price of $37.0 million. In conjunction with the closing of these acquisitions, a portion of the outstanding balances related to the $95.0 million mortgage loan receivable and $12.0 million mezzanine loan receivable totaling $28.7 million was repaid by the borrower, reducing our total outstanding financing on the complex to $78.3 million as of June 30, 2013;

•	the acquisition of the remaining 40% interest in Southbury Green and Danbury Green Shopping Centers for $18.9 million;

•
the sale of eight non-core assets for aggregate gross proceeds of $81.5 million, resulting in a net gain of $25.2 million and the sale of two outparcels for aggregate gross proceeds of $5.8 million, resulting in a net gain of $512,000;

•
the financing of a disposition through a loan receivable of $8.5 million, secured by a mortgage interest in the property and a full recourse guaranty from the principal of the buyer, which bears interest at 6.0% per annum, and matures on September 18, 2013, subject to a three-month extension option held by the buyer;

•
the payment of $25.0 million to the retail tenant located at 1175 Third Avenue in New York City, New York in exchange for increased rents during a new ten-year base term and a reset of the rent payable during the option periods subsequent to the initial ten-year base term to prevailing market rental rates at such times;

•	the prepayment of $24.0 million in mortgage debt;

•	the investment of $4.1 million in one of our unconsolidated joint ventures in connection with the repayment of indebtedness by the joint venture;

•
the signing of 34 new leases totaling 100,819 square feet, including 17 new leases totaling 28,994 square feet at an average rental rate of $24.68(1) per square foot in 2013 as compared to the prior in-place average rent of $23.97 per square foot, on a same space(2) basis, a 2.9% average rent spread;

•
the renewal and extension of 86 leases totaling 385,428 square feet, including 82 leases totaling 354,935 square feet at an average rental rate of $15.85(1) per square foot in 2013 as compared to the prior in-place average rent of $13.92 per square foot, on a same space(2) basis, a 13.9% average rent spread;

•	the decrease in core occupancy(3) to 91.5% at June 30, 2013 from 91.8% at June 30, 2012, and a decrease of 30 basis points as compared to 91.8% at March 31, 2013; and

•	the decrease in occupancy on a same property basis(4) to 91.4% at June 30, 2013 from 91.9% at June 30, 2012, and a decrease of 20 basis points as compared to March 31, 2013.
Including the above, for the six months ended June 30, 2013, the execution of our business strategy resulted in:

•	the sale of twenty non-core assets and two outparcels for aggregate gross proceeds of $188.0 million, resulting in a total net gain of $36.9 million for the six months ended June 30, 2013;

•
the signing of 63 new leases during the six months ended June 30, 2013, totaling 228,495 square feet, including 40 new leases totaling 124,001 square feet at an average rental rate of $18.10(1) per square foot in 2013 as compared to the prior in-place average rent of $15.76 per square foot, on a same space(2) basis, a 14.9% average rent spread; and

•
the renewal and extension of 131 leases during the six months ended June 30, 2013, totaling 591,172 square feet, including 127 leases totaling 560,679 square feet at an average rental rate of $16.13(1) per square foot in 2013 as compared to the prior in-place average rent of $14.61 per square foot, on a same space(2) basis, a 10.4% average rent spread.

_________________________

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
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the three and six months ended June 30, 2013, we moved one property totaling approximately 89,000 square feet out of the same property pool as it is undergoing significant redevelopment. While there is judgment surrounding changes in designations, a property is removed from the same-property pool and considered to be a property under redevelopment when a property is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A redevelopment property is moved to same-property once a substantial portion of the growth expected from the redevelopment is reflected in both the current and comparable prior year period. For the three months ended June 30, 2013, three properties acquired during the first quarter of 2012 totaling approximately 289,500 square feet were moved into the same property pool. Acquisitions are moved into the same property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or expansion.
Net operating income (“NOI”) is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees and impairment losses, and to exclude straight line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, gain (loss) on sale of real estate, equity in income (loss) of unconsolidated joint ventures, gain (loss) on extinguishment of debt, and other income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from income from continuing operations before tax and before discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and before discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and before discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.
We review operating and financial data, primarily NOI, for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments into six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: South Florida, North Florida, Southeast, Northeast, West Coast and Non-retail. See Note 15 to the condensed consolidated financial statements included in this report, which is incorporated in this Item 2 by reference, for more information about our business segments and the geographic diversification of our portfolio of properties, and for a reconciliation of NOI to income from continuing operations before tax and discontinued operations for the three and six months ended June 30, 2013 and 2012.
Same Property NOI and Occupancy Information
Same-property NOI increased by $1.4 million and $2.6 million for the three and six months ended June 30, 2013, respectively, or 3.1% for both the three and six months ended June 30, 2013. The increase in same-property NOI was primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements) and contractual rent increases, including the rent increase related to the lease amendment completed during the second quarter with the retail tenant located at 1175 Third Avenue in New York City, and higher expense recovery income due to an increase in the expense recovery ratios. Excluding the impact of the rent increase related to the 1175 Third Avenue lease amendment, same-property NOI increased 2.6% and 2.8% for the three and six months ended June 30, 2013, respectively.
Same-property net operating income is reconciled to net operating income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Same-property net operating income	$46,122	$44,748	$89,087	$86,448
Adjustments (1)	384	168	256	(132)
Same-property net operating income before adjustments	46,506	44,916	89,343	86,316
Non same-property net operating income	8,457	4,214	20,845	11,423
Less: Properties included in the same-property pool but shown as discontinued operations in the condensed consolidated statement of income	(201)	(243)	(441)	(503)
Net operating income (2)	$54,762	$48,887	$109,747	$97,236
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
Same-property net operating income by geographical segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
South Florida	$14,260	$13,768	$29,375	$28,307
North Florida	5,684	5,664	11,547	11,515
Southeast	7,508	7,552	15,149	15,202
Northeast	7,080	6,657	12,712	12,029
West Coast	11,590	11,107	20,304	19,395
Same-property net operating income	$46,122	$44,748	$89,087	$86,448

The following table reflects our same-property occupancy and same-property GLA (in square feet) information by segment as of June 30:

	Occupancy			GLA as of
	2013	2012	% Change	June 30, 2013
				(In thousands)
South Florida	92.4%	92.9%	(0.5)%	4,174
North Florida	86.4%	86.4%	—%	2,640
Southeast	89.6%	90.7%	(1.1)%	3,821
Northeast	98.0%	98.0%	—%	1,459
West Coast	94.3%	94.7%	(0.4)%	2,234
Same-property shopping center portfolio occupancy	91.4%	91.9%	(0.5)%	14,328
Non-retail	89.5%	91.3%	(1.8)%	299
				14,627

Comparison of the Three Months Ended June 30, 2013 to 2012
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2013 as compared to the same period in 2012:

	Three Months Ended June 30,
	2013	2012	% Change
	(In thousands)
Total revenue	$84,673	$76,961	10.0%
Property operating expenses	23,408	20,523	14.1%
Depreciation and amortization	23,806	22,072	7.9%
General and administrative expenses	9,679	10,456	(7.4)%
Investment income	2,209	1,583	39.5%
Equity in income (loss) of unconsolidated joint ventures	615	(152)	NM*
Interest expense	16,909	17,554	(3.7)%
Impairment loss	2,662	—	NM*
Income (loss) from discontinued operations	25,531	(2,672)	NM*
Net income	36,177	5,021	NM*
Net income attributable to Equity One, Inc.	33,638	2,268	NM*
___________
* NM = Not meaningful
Total revenue increased by $7.7 million, or 10.0%, to $84.7 million in 2013 from $77.0 million in 2012. The increase was primarily attributable to the following:

•	an increase of approximately $3.1 million associated with properties acquired in 2012 and 2013;

•
an increase of approximately $3.7 million primarily related to rent commencements associated with the opening of The Gallery at Westbury Plaza, as well as revenue related to redevelopment projects that were under construction in the 2012 period, but were income producing in the 2013 period; and

•
an increase of approximately $1.0 million in same-property revenue due to an increase in expense recovery income primarily due to higher recoverable operating expenses and an increase in the expense recovery ratios.

Property operating expenses increased by $2.9 million, or 14.1%, to $23.4 million in 2013 from $20.5 million in 2012. The increase primarily consists of the following:

•	an increase of approximately $890,000 associated with properties acquired in 2012 and 2013;

•	a net increase of approximately $1.3 million in same-property expenses, primarily attributable to higher recoverable operating expenses and higher bad debt expense; and

•	an increase of approximately $850,000 in operating expenses at various development and redevelopment project sites that were under construction in 2012.
Depreciation and amortization increased by $1.7 million, or 7.9%, to $23.8 million for 2013 from $22.1 million in 2012. The increase was primarily related to the following:

•	an increase of approximately $800,000 related to new depreciable assets added during 2013 and 2012 and accelerated depreciation of assets razed as part of redevelopment projects; and

•	an increase of approximately $960,000 related to depreciation on properties acquired in 2012 and 2013.

General and administrative expenses decreased by $777,000, or 7.4%, to $9.7 million for 2013 from $10.5 million in 2012. The decrease was primarily related to a net decrease in professional services fees and office operational costs due to a decrease in information technology consulting and other professional expenses.
We recorded investment income of $2.2 million in 2013 compared to $1.6 million in 2012. The increase was due to interest income from loans made in 2012 and early 2013.
We recorded $615,000 of equity in income of unconsolidated joint ventures in 2013 compared to a loss of $152,000 in 2012. The increase was primarily related to a decrease in depreciation expense in the current year resulting from asset write-offs in 2012 and a decrease in interest expense due to the repayment of two mortgages during the third quarter of 2012.

Interest expense decreased by $645,000, or 3.7%, to $16.9 million for 2013 from $17.6 million in 2012. The decrease was primarily attributable to the following:

•
a decrease of approximately $1.3 million due to the redemption of our $250 million 6.25% unsecured senior notes in the fourth quarter of 2012 and the maturity of $10 million of unsecured senior notes in the first quarter of 2012, partially offset by the issuance of $300 million of our 3.75% unsecured senior notes in the fourth quarter of 2012;

•	a decrease of approximately $550,000 associated with lower mortgage interest due to the repayment of mortgages during 2012 and 2013; partially offset by

•
an increase of approximately $540,000 due to lower capitalized interest as a result of the completion of a major development project, partially offset by the initiation of two new development/redevelopment projects;

•	an increase of approximately $310,000 primarily associated with mortgage assumptions in 2012 related to acquisitions; and

•	an increase of approximately $230,000 due to a full quarter of interest on our $50.0 million term loan accordion entered into in July 2012.
We recorded impairment losses of $2.7 million in 2013 primarily related to a land parcel located in the West Coast region.

For 2013 and 2012, we recorded income (loss) from discontinued operations of $25.5 million and $(2.7) million, respectively. The increase is primarily attributable to the following:

•	an increase of approximately $25.7 million related to net gains from the disposition of operating properties;

•	a decrease in impairment losses of approximately $5.3 million on assets held for sale; partially offset by

•	a decrease of approximately $2.1 million in operating income from sold or held-for-sale properties; and

•	an increase of approximately $682,000 in income tax expense of taxable REIT subsidiaries.
As a result of the foregoing, net income increased by $31.2 million to $36.2 million for 2013 from $5.0 million in 2012. Net income attributable to Equity One, Inc. increased by $31.4 million to $33.6 million for 2013 compared to $2.3 million in 2012.

Comparison of the Six Months Ended June 30, 2013 to 2012
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2013 as compared to the same period in 2012:

	Six Months Ended June 30,
	2013	2012	% Change
	(In thousands)
Total revenue	$169,351	$152,781	10.8%
Property operating expenses	46,234	41,054	12.6%
Depreciation and amortization	46,591	42,788	8.9%
General and administrative expenses	18,576	21,838	(14.9)%
Investment income	4,413	3,029	45.7%
Equity in income (loss) of unconsolidated joint ventures	1,050	(340)	NM*
Interest expense	34,354	34,634	(0.8)%
Impairment loss	2,662	—	NM*
Income from discontinued operations	38,114	12,200	NM*
Net income	63,468	26,716	NM*
Net income attributable to Equity One, Inc.	58,231	21,250	NM*
___________
* NM = Not meaningful
Total revenue increased by $16.6 million, or 10.8%, to $169.4 million in 2013 from $152.8 million in 2012. The increase was primarily attributable to the following:

•	an increase of approximately $6.0 million associated with properties acquired in 2012 and 2013;

•
an increase of approximately $6.7 million primarily related to rent commencements associated with the opening of The Gallery at Westbury Plaza, as well as revenue related to redevelopment projects that were under construction in the 2012 period but were income producing in the 2013 period; and

•
an increase of approximately $4.2 million in same-property revenue due to an increase in expense recovery income primarily due to higher recoverable operating expenses and an increase in the expense recovery ratios, and higher rent from contractual rent increases and new rent commencements; partially offset by

•
a decrease of approximately $390,000 attributable to management and leasing fees primarily due to an acquisition fee charged to our New York Common Retirement Fund ("NYCRF") joint venture relating to its acquisition and financing activities in 2012.

Property operating expenses increased by $5.2 million, or 12.6%, to $46.2 million in 2013 from $41.1 million in 2012. The increase primarily consists of the following:

•	an increase of approximately $1.8 million associated with properties acquired in 2012 and 2013;

•	a net increase of approximately $2.2 million in same-property expenses, primarily attributable to higher recoverable operating expenses, bad debt expense, and lease termination costs; and

•	an increase of approximately $1.5 million in operating expenses at various development and redevelopment project sites that were under construction in 2012; partially offset by

•	a decrease of approximately $525,000 related to a legal settlement in the first quarter of 2012.

Depreciation and amortization increased by $3.8 million, or 8.9%, to $46.6 million for 2013 from $42.8 million in 2012. The increase was primarily related to the following:

•	an increase of approximately $3.3 million related to new depreciable assets added during 2013 and 2012 and accelerated depreciation of assets razed as part of redevelopment projects; and

•	an increase of approximately $2.5 million related to depreciation on properties acquired in 2012; partially offset by

•	a decrease of approximately $2.0 million due to assets becoming fully depreciated during 2013 and 2012.
General and administrative expenses decreased by $3.3 million, or 14.9%, to $18.6 million for 2013 from $21.8 million in 2012. The decrease was primarily related to the following:

•
a net decrease in professional services fees and office operational costs of approximately $1.8 million due primarily to a decrease in information technology consulting expenses and other professional expenses;

•
a decrease of approximately $800,000 related to legal, consulting and other costs associated with acquisitions, dispositions, and the exploration of other potential transactions, primarily related to transactions completed in 2012;

•	a decrease of approximately $570,000 due to lower personnel related costs; and

•
a decrease of approximately $120,000 in fees paid to directors as a result of the grant and acceleration of restricted stock awards to a retiring director in the first quarter of 2012 partially offset by higher share-based compensation expense for 2013 grants to directors.

We recorded investment income of $4.4 million in 2013 compared to $3.0 million in 2012. The increase was due to interest income from loans made in 2012 and early 2013.
We recorded $1.1 million of equity in income of unconsolidated joint ventures in 2013 compared to a loss of $340,000 in 2012. The increase was primarily related to pre-acquisition costs incurred in the first quarter of 2012 related to an acquisition by our joint venture with the NYCRF completed in the fourth quarter of 2012, a decrease in depreciation expense in the current year resulting from asset write-offs in 2012 and a decrease in interest expense due to the repayment of two mortgages during the third quarter of 2012.

Interest expense decreased by $280,000, or 0.8%, to $34.4 million for 2013 from $34.6 million in 2012. The decrease was primarily attributable to the following:

•
a decrease of approximately $2.5 million due to the redemption of our $250 million 6.25% unsecured senior notes in the fourth quarter of 2012 and the maturity of $10 million of unsecured senior notes in the first quarter of 2012, partially offset by the issuance of $300 million of our 3.75% unsecured senior notes in the fourth quarter of 2012;

•	a decrease of approximately $760,000 associated with lower mortgage interest due to the repayment of mortgages during 2012 and 2013; partially offset by

•	an increase of approximately $1.4 million associated with our $250.0 million term loan entered into in 2012;

•
an increase of approximately $850,000 due to lower capitalized interest as a result of the completion of a major development project, partially offset by the initiation of two new development/redevelopment projects; and

•	an increase of approximately $625,000 primarily associated with mortgage assumptions in 2012 related to acquisitions.
We recorded impairment losses of $2.7 million in 2013 primarily related to a land parcel located in the West Coast region.

For 2013 and 2012, we recorded income from discontinued operations of $38.1 million and $12.2 million, respectively. The increase is primarily attributable to the following:

•	an increase of approximately $22.6 million related to net gains from the disposition of operating properties;

•	a decrease in impairment losses of approximately $7.2 million on assets held for sale; partially offset by

•	a decrease of approximately $3.2 million in operating income from sold or held-for-sale properties; and

•	an increase of approximately $683,000 in income tax expense of taxable REIT subsidiaries.
As a result of the foregoing, net income increased by $36.8 million to $63.5 million for 2013 from $26.7 million in 2012. Net income attributable to Equity One, Inc. increased by $37.0 million to $58.2 million for 2013 compared $21.3 million in 2012.
The following table sets forth the financial information relating to our continuing operations presented by segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
South Florida	$23,294	$21,682	$46,333	$44,165
North Florida	9,632	9,817	19,457	19,743
Southeast	11,387	11,173	22,553	22,132
Northeast	18,185	11,702	36,259	23,128
West Coast	17,485	17,032	35,108	32,669
Non-retail	849	587	1,592	1,212
Total segment revenue	80,832	71,993	161,302	143,049
Add:
Straight line rent adjustment	284	902	1,014	1,905
Accretion of below market lease intangibles, net	3,073	3,566	6,137	6,523
Management and leasing services	484	500	898	1,304
Total revenue	$84,673	$76,961	$169,351	$152,781

Net operating income (NOI):
South Florida	$15,520	$14,387	$31,354	$29,686
North Florida	6,628	6,754	12,934	13,818
Southeast	7,885	7,777	15,750	15,660
Northeast	12,814	8,457	25,523	15,857
West Coast	11,396	11,163	23,236	21,532
Non-retail	519	349	950	683
Total NOI	$54,762	$48,887	$109,747	$97,236

For a reconciliation of NOI to income from continuing operations before tax and discontinued operations, see Note 15 to the condensed consolidated financial statements included in this report, which is incorporated herein by reference.
Comparison of the Three Months Ended June 30, 2013 to 2012 - Segments
South Florida: Revenue increased by 7.4%, or $1.6 million, to $23.3 million for 2013 from $21.7 million for 2012. NOI increased by 7.9%, or $1.1 million, to $15.5 million for 2013 from $14.4 million for 2012. Revenue increased due to higher rent from contractual rent increases, new rent commencements and higher expense recovery income due to an increase in expense recovery ratios. The increase in NOI was primarily a result of the increase in revenue and lower recoverable operating expenses, partially offset by an increase in bad debt expense.
North Florida: Revenue decreased by 1.9%, or $185,000, to $9.6 million for 2013 from $9.8 million for 2012. NOI decreased by 1.9%, or $126,000, to $6.6 million for 2013 from $6.8 million for 2012. Revenue decreased due to a decline in occupancy at our properties under redevelopment, partially offset by higher rent from contractual rent increases and rent commencements at our same site properties. The decrease in NOI was primarily a result of the decrease in revenue, partially offset by a decrease in non-recoverable operating expenses at our redevelopment properties.

Southeast: Revenue increased by 1.9%, or $214,000, to $11.4 million for 2013 from $11.2 million for 2012. NOI increased by 1.4%, or $108,000, to $7.9 million for 2013 from $7.8 million for 2012. The increase in revenue was primarily a result of an increase in occupancy at our redevelopment properties and higher expense recovery income due to an increase in expense recovery ratios at our same site properties. The increase in NOI was a result of the increase in revenue, partially offset by an increase in bad debt expense.
Northeast: Revenue increased by 55.4%, or $6.5 million, to $18.2 million for 2013 from $11.7 million for 2012. NOI increased by 51.5%, or $4.4 million, to $12.8 million for 2013 from $8.5 million for 2012. The increase in both revenue and NOI was primarily a result of our 2012 acquisitions of Darinor Plaza, Clocktower Plaza and 1225-1239 Second Avenue; rent commencements associated with the opening of The Gallery at Westbury Plaza as well as those at our same site properties; and contractual rent increases at our same site properties, including the lease amendment with the tenant at our retail condominium at 1175 Third Avenue. The increase in NOI was the result of the increase in revenue, partially offset by an increase in operating expenses due to our 2012 acquisitions and at our same site properties.
West Coast: Revenue increased by 2.7%, or $453,000, to $17.5 million for 2013 from $17.0 million for 2012. NOI increased by 2.1%, or $233,000, to $11.4 million for 2013 from $11.2 million for 2012. The increase in revenue was primarily the result of rent commencements at our same site properties. The increase in NOI was primarily attributable to the increase in revenue, partially offset by an increase in bad debt expense.
Non-retail: Revenue increased by 44.6%, or $262,000, to $849,000 for 2013 from $587,000 for 2012. NOI increased by 48.7%, or $170,000, to $519,000 for 2013 from $349,000 for 2012. The increase in revenue was due to higher minimum rent as a result of our 2012 acquisition of 200 Potrero in San Francisco and our 2013 acquisition of certain Westwood parcels, and increased occupancy. The increase in NOI was due to the increase in revenue, partially offset by an increase in operating expenses.

Comparison of the Six Months Ended June 30, 2013 to 2012 - Segments

South Florida: Revenue increased by 4.9%, or $2.2 million, to $46.3 million for 2013 from $44.2 million for 2012. NOI increased by 5.6%, or $1.7 million, to $31.4 million for 2013 from $29.7 million for 2012. Revenue increased due to higher rent from contractual rent increases, new rent commencements and higher expense recovery income due to an increase in expense recovery ratios. The increase in NOI was primarily a result of the increase in revenue, partially offset by higher bad debt expense.
North Florida: Revenue decreased by 1.4%, or $286,000, to $19.5 million for 2013 from $19.7 million for 2012. NOI decreased by 6.4%, or $884,000, to $12.9 million for 2013 from $13.8 million for 2012. Revenue decreased due to a decline in occupancy at our properties under redevelopment, partially offset by higher rent from contractual rent increases and rent commencements at our same site properties. The decrease in NOI was a result of the decrease in revenue, a lease termination fee paid in 2013 and an increase in operating expenses at our same site properties, partially offset by a decrease in non-recoverable operating expenses at our redevelopment properties.
Southeast: Revenue increased by 1.9%, or $421,000, to $22.6 million for 2013 from $22.1 million for 2012. NOI increased slightly by 0.6%, or $90,000, to $15.8 million for 2013 from $15.7 million for 2012. The increase in revenue was primarily a result of higher expense recovery income due to an increase in expense recovery ratios and an increase in recoverable operating expenses at our same site properties. The increase in NOI was a result of the increase in revenue, partially offset by an increase in operating expenses at our same site properties, including real estate taxes.
Northeast: Revenue increased by 56.8%, or $13.1 million, to $36.3 million for 2013 from $23.1 million for 2012. NOI increased by 61.0%, or $9.7 million, to $25.5 million for 2013 from $15.9 million for 2012. The increase in both revenue and NOI was primarily a result of our 2012 acquisitions of Compo Acres, Post Road Plaza, Darinor Plaza, Clocktower Plaza and 1225-1239 Second Avenue; rent commencements associated with the opening of The Gallery at Westbury Plaza as well as those at our same site properties; and contractual rent increases from our same site properties, including the lease amendment with the tenant at our retail condominium at 1175 Third Avenue. The increase in NOI was the result of the increase in revenue and a settlement of a tenant dispute during 2012 that resulted in a $525,000 expense in the first quarter of 2012, partially offset by an increase in operating expenses due to our 2012 acquisitions and at our same site properties.
West Coast: Revenue increased by 7.5%, or $2.4 million, to $35.1 million for 2013 from $32.7 million for 2012. NOI increased by 7.9%, or $1.7 million, to $23.2 million for 2013 from $21.5 million for 2012. The increase in revenue was primarily the result of rent commencements, our 2012 acquisition of Potrero Center and an increase in expense recovery income due to higher recoverable operating expenses. The increase in NOI was primarily attributable to the increase in revenue, partially offset by an increase in operating expenses, including real estate taxes and bad debt expense.

Non-retail: Revenue increased by 31.4%, or $380,000, to $1.6 million for 2013 from $1.2 million for 2012. NOI increased by 39.1%, or $267,000, to $950,000 for 2013 from $683,000 for 2012. The increase in revenue was due to higher minimum rent as a result of our 2012 acquisition of 200 Potrero in San Francisco and our 2013 acquisition of certain Westwood parcels, and increased occupancy. The increase in NOI was due to the increase in revenue, partially offset by an increase in operating expenses.
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
The following table illustrates the calculation of FFO for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income attributable to Equity One, Inc.	$33,638	$2,268	$58,231	$21,250
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (1)	23,768	23,022	46,756	44,780
Earnings allocated to noncontrolling interest (2)	2,499	2,499	4,998	4,998
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,076	1,086	2,161	2,243
Impairments of depreciable real estate, net of tax (1)	215	5,441	215	7,373
Gain on disposal of depreciable assets, net of tax (1)	(24,430)	—	(35,626)	(13,086)
Funds from operations	$36,766	$34,316	$76,735	$67,558
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

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share attributable to Equity One, Inc., the most directly comparable GAAP measure, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Earnings per diluted share attributable to Equity One, Inc.	$0.28	$0.02	$0.49	$0.18
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest	0.18	0.18	0.36	0.36
Earnings allocated to noncontrolling interest (1)	0.02	0.02	0.04	0.04
Net adjustment for rounding and earnings attributable to unvested shares (2)	(0.02)	0.01	(0.03)	(0.01)
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.01	0.01	0.02	0.02
Impairments of depreciable real estate, net of tax	—	0.04	—	0.06
Gain on disposal of depreciable assets, net of tax	(0.19)	—	(0.28)	(0.11)
Funds from operations per diluted share	$0.28	$0.28	$0.60	$0.54
Weighted average diluted shares (3)	129,107	124,567	128,893	124,298
______________________________________________
(1) Represents earnings allocated to unissued shares held by LIH, which have been excluded for purposes of calculating earnings per diluted share. The computation of FFO includes earnings allocated to LIH and the respective weighted average share totals include the LIH shares outstanding as their inclusion is dilutive.
(2) Represents an adjustment to compensate for the rounding of the individual calculations and to compensate for earnings allocated to unvested shares and shares issuable to LIH.
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
Critical Accounting Policies
Our 2012 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of real estate, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, goodwill, share based compensation and incentive awards, income tax, and discontinued operations. For the three and six months ended June 30, 2013, there were no material changes to these policies. See Note 2 to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.
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
Short-term liquidity requirements
Our short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring company expenditures, such as general and administrative expenses, non-recurring company expenditures (such as costs associated with development and redevelopment activities, tenant improvements and acquisitions) and dividends to common stockholders. We have satisfied these requirements through cash generated from operations and from financing and investing activities.
As of June 30, 2013, we had approximately $25.7 million of cash and cash equivalents available. In addition, we had two revolving credit facilities providing for borrowings of up to $590.0 million of which $471.0 million was available to be drawn, subject to financial covenants contained in those facilities. As of June 30, 2013, we had $125.0 million drawn under our $575.0 million credit facility, which bore interest at a weighted-average rate of 1.38% per annum at such date, and had no borrowings outstanding under our $15.0 million credit facility.
During the remainder of 2013, we have approximately $10.1 million in scheduled debt maturities and normal recurring principal amortization payments. We have approximately $33.9 million in proposed acquisitions under contract that we expect to close in the second half of 2013. These proposed transactions consist of the acquisition of a shopping center in Pleasanton, California for $30.9 million, which includes the assumption of approximately $20.0 million of indebtedness, and an outparcel at Kirkman Shoppes in Orlando, Florida for $3.0 million. These acquisitions are past their due diligence periods under the applicable purchase and sale agreements and, as such, aggregate deposits of $1.2 million are non-refundable except as otherwise provided in the contracts. Additionally, we expect to acquire the five remaining parcels within the Westwood Complex for an aggregate gross purchase price of $103.0 million (approximately $24.7 million of an additional cash investment when considering our existing financing) no later than January 15, 2014, thereby bringing our total investment in the Westwood Complex to $140.0 million.
As of June 30, 2013, Equity One JV Portfolio, LLC, our joint venture with the New York State Common Retirement Fund, is party to a contract under which it is required to purchase three newly developed phases of a shopping center, which it previously acquired during 2012, for a purchase price of $15.8 million. We expect that the joint venture will close on this transaction during the third quarter of 2013. The joint venture is expected to fund this acquisition through partner contributions of which our proportionate share would be $4.7 million.
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
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of June 30, 2013, we had invested approximately $164.3 million in active development or redevelopment projects at various stages of completion and anticipate these projects will require an additional $85.7 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next three years.
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
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the six months ended June 30, 2013:

•
In March 2013, we funded a $12.0 million mezzanine loan to an entity that indirectly owns a portion of the Westwood Complex. The loan is secured by the entity's indirect ownership interests in the complex, bears interest at 5.0% per annum and matures on the earlier of January 15, 2014 or the acquisition of certain parcels comprising the complex. During the second quarter of 2013, in conjunction with the closing of our acquisition of Westwood Towers and Bowlmor Lanes for $37.0 million, two properties which are part of the Westwood Complex, a portion of the outstanding balances related to the $95.0 million mortgage loan receivable funded in 2012 and $12.0 million mezzanine loan receivable totaling $28.7 million was repaid by the borrower, reducing our total outstanding financing on the complex to $78.3 million as of June 30, 2013;

•	We sold twenty non-core assets and two outparcels for aggregate gross proceeds of $188.0 million, resulting in a total net gain of $36.9 million;

•
We financed a disposition through a loan receivable of $8.5 million, secured by a mortgage interest in the property and a full recourse guaranty from the principal of the buyer, which bears interest at 6.0% per annum, and matures on September 18, 2013, subject to a three-month extension option held by the buyer;

•
We paid $25.0 million to the retail tenant located at 1175 Third Avenue in New York City, New York in exchange for increased rents during a new ten-year base term and a reset of the rent payable during the option periods subsequent to the initial ten-year base term to prevailing market rental rates at such times;

•	We prepaid $24.0 million in mortgage debt;

•	We acquired the remaining 40% interest in Southbury Green and Danbury Green Shopping Centers for of $18.9 million; and

•	We reduced the borrowings outstanding under our $575.0 million line of credit from $172.0 million as of December 31, 2012 to $125.0 million as of June 30, 2013.
Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Six Months Ended June 30,
	2013	2012	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$61,518	$78,533	$(17,015)
Net cash provided by (used in) investing activities	$84,061	$(111,885)	$195,946
Net cash (used in) provided by financing activities	$(147,338)	$53,665	$(201,003)
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $61.5 million for the six months ended June 30, 2013 compared to $78.5 million in the 2012 period. The decrease of $17.0 million is primarily attributable to an increase in other assets and a decrease in other liabilities and operating distributions from joint ventures, partially offset by the improved results from the operations of our properties and to a lesser extent an increase in investment income.
Net cash provided by investing activities was $84.1 million for the six months ended June 30, 2013 compared to net cash used in investing activities of $111.9 million for the same period in 2012. Investing activities during 2013 consisted primarily of proceeds related to the sale of real estate and rental properties of $173.0 million and proceeds from repayment of loans receivable of $28.7 million; partially offset by acquisitions of income producing properties of $37.0 million; $25.0 million paid for the purchase of a below market leasehold interest; $12.0 million related to an investment made in a mezzanine loan; $10.3 million increase in cash held in escrow; additions to construction in progress of $17.8 million; and additions to income producing properties of $7.1 million. Cash used by investing activities for 2012 primarily consisted of: acquisitions of income producing properties for $153.8 million; acquisition of land held for development for $7.5 million; additions to construction in progress of $36.4 million; investment in a mezzanine loan of $19.3 million; additions to income producing properties of $10.7 million; and investment in joint ventures of $6.6 million; partially offset by an decrease in cash held in escrow of $91.6 million; and $33.2 million of proceeds related to the sale of real estate and rental properties.
The following summarizes capital expenditures for the six months ended June 30, 2013:

	Six months ended
	June 30, 2013	June 30, 2012
Capital expenditures:
Tenant improvements and allowances	$6,411	$6,064
Leasing commissions and costs	4,339	2,988
Developments	5,901	40,512
Redevelopments and expansions	6,570	2,210
Maintenance capital expenditures	1,328	2,319
Total capital expenditures	24,549	54,093
Net change in accrued capital spending	4,849	(3,406)
Capital expenditures per consolidated statements of cash flows	$29,398	$50,687
The decrease in development capital expenditures during the six months ended June 30, 2013 compared to the same period in 2012 was primarily the result of development costs incurred for The Gallery at Westbury Plaza during 2012 which was substantially completed in that year. We capitalized internal costs related to capital expenditures of $1.7 million and $2.4 million during the six months ended June 30, 2013 and 2012, respectively, primarily consisting of capitalized internal costs related to successful leasing activities of $1.3 million and $1.9 million, respectively, capitalized internal costs related to development activities of $226,000 and $388,000, respectively, and capitalized internal costs related to redevelopment and expansion activities of $72,000 and $93,000, respectively. Capitalized interest totaled $1.6 million and $2.5 million during the six months ended June 30, 2013 and 2012, respectively, primarily related to development and redevelopment and expansion activities.
Net cash used in financing activities totaled $147.3 million for the six months ended June 30, 2013 compared to $53.7 million of net cash provided by financing activities for the same period in 2012. The largest financing cash outflows for 2013 related to the payment of $52.1 million in dividends; repayments of revolving credit facilities of $47.0 million; prepayments and repayments of $31.3 million of mortgage debt; purchase of noncontrolling interests for $18.9 million; and $5.0 million of distributions to noncontrolling interests; partially offset by proceeds from the issuance of common stock of $7.8 million. During 2012, cash was provided by borrowings under the initial tranche of our term loan of $200.0 million partially offset by net repayments under our revolving credit facilities of $37.0 million; the payment of $50.1 million in dividends; the repayment of senior debt borrowings of $10.0 million; prepayments and repayments of $42.1 million of mortgage debt; and distributions to noncontrolling interests totaling $5.0 million.
Future Contractual Obligations. During the six months ended June 30, 2013, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
Joint Ventures: We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable-interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of June 30, 2013, we have investments in eight unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.5%. We exercise significant influence over, but do not control, six of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 5 to the condensed consolidated financial statements included in this report. At June 30, 2013, the aggregate carrying amount of the debt, including our partners’ shares, incurred by these ventures was approximately $247.9 million (of which our aggregate proportionate share was approximately $61.1 million). Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Purchase Obligations: We have approximately $33.9 million in proposed acquisitions under contract that we expect to close in the second half of 2013. These proposed transactions consist of the acquisition of a shopping center in Pleasanton, California for $30.9 million, which includes the assumption of approximately $20.0 million of indebtedness, and an outparcel at Kirkman Shoppes in Orlando, Florida for $3.0 million. These acquisitions are past their due diligence periods under the applicable purchase and sale agreements and, as such, aggregate deposits of $1.2 million are non-refundable except as otherwise provided in the contracts. Additionally, we expect to acquire the five remaining parcels within the Westwood Complex for an aggregate gross purchase price of $103.0 million (approximately $24.7 million of an additional cash investment when considering our existing financing) no later than January 15, 2014, thereby bringing our total investment in the Westwood Complex to $140.0 million.
Contingencies
Letters of Credit: As of June 30, 2013, we had provided letters of credit having an aggregate face amount of $2.0 million as additional security for financial and other obligations. All of our letters of credit are issued under our revolving credit facilities.
Construction Commitments: As of June 30, 2013, we have entered into construction commitments and had outstanding obligations to fund approximately $85.7 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities and available cash.

Operating Lease Obligations: We are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $24.3 million.
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
Capital Recycling Initiatives
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we are currently evaluating opportunities to sell certain non-core properties. Although we have not committed to a disposition plan with respect to certain of these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. See Note 21 to the condensed consolidated financial statements included in this report for additional discussion of the status of those dispositions under contract and the related financial statement impact.
During the three and six months ended June 30, 2013, we recognized a $128,000 impairment loss on a property held for sale and impairment losses from continuing operations totaling $2.7 million. See Note 18 to the condensed consolidated financial statements included in this report for additional information regarding impairment losses.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction. We intend to utilize variable-rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development costs and other operating needs. With respect to our fixed rate mortgage notes and unsecured senior notes, changes in interest rates generally do not affect our interest expense as these notes are at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur as this may increase our cost of refinancing maturing fixed-rate debt. In addition, we may incur prepayment penalties or defeasance costs when prepaying or defeasing debt. With respect to our floating rate term loan, the primary market risk exposure is increasing LIBOR-based interest rates, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps.
As of June 30, 2013, we had $125.0 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 1.00% to 1.85%, depending on the credit ratings of our unsecured senior notes. Considering the total outstanding balance of $125.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.3 million per year.
The fair value of our fixed-rate debt was $1.2 billion as of June 30, 2013, which includes the mortgage notes and the unsecured senior notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt would decrease by approximately $53.1 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $56.6 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.1 billion, the balance as of June 30, 2013.
As of June 30, 2013, we had $250.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan was $245.3 million as of June 30, 2013. If interest rates increase by 1%, the fair value of our total term loan would decrease by approximately $12.3 million. If interest rates decrease by 1%, the fair value of our total term loan would increase by approximately $13.0 million.
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
In connection with our $250.0 million unsecured term loan, we entered into interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 3.17% per annum based on the current credit ratings of our unsecured senior notes. At June 30, 2013, the fair value of our interest rate swaps was an asset of $2.0 million, which is included in other assets in our condensed consolidated balance sheet. At December 31, 2012, the fair value of our interest rate swaps was a liability of $7.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet.
Other Market Risks
As of June 30, 2013, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments at June 30, 2013 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2013, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

(c)
			(b)	Total Number	(d)
	(a)		Average	of Shares	Maximum Number (or
	Total Number		Price	Purchased as	Approximate Dollar
	of Shares of		Paid per	Part of Publicly	Value) of Shares that
	Common		Share of	Announced	May Yet be Purchased
	Stock		Common	Plans or	Under the Plan or
Period	Purchased		Stock	Programs	Program
April 1, 2013 - April 30, 2013	7,733	(1)	$24.69	N/A	N/A
May 1, 2013 - May 31, 2013	—		$—	N/A	N/A
June 1, 2013 - June 30, 2013	—		$—	N/A	N/A
	7,733		$24.69	N/A	N/A
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

EQUITY ONE, INC.

Date:	August 9, 2013	/s/ Mark Langer
Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2013	/s/ Angela F. Valdes
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