Form 10-Q
period 2013-09-30
EQUITY ONE, INC.
filed 2013-11-12
CIK 1042810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of November 8, 2013, the number of outstanding shares of Common Stock, par value $0.01 per share, of the Registrant was 119,396,497.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets September 30, 2013 and December 31, 2012 (Unaudited) (In thousands, except share par value amounts)

	September 30, 2013	December 31, 2012
ASSETS
Properties:
Income producing	$3,099,509	$2,986,776
Less: accumulated depreciation	(346,866)	(304,651)
Income producing properties, net	2,752,643	2,682,125
Construction in progress and land held for development	88,655	108,711
Properties held for sale	24,710	219,504
Properties, net	2,866,008	3,010,340
Cash and cash equivalents	26,724	27,416
Cash held in escrow and restricted cash	41,142	442
Accounts and other receivables, net	15,669	14,320
Investments in and advances to unconsolidated joint ventures	80,680	72,171
Loans receivable, net	72,241	140,708
Goodwill	6,576	6,714
Other assets	236,838	230,557
TOTAL ASSETS	$3,345,878	$3,502,668

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Notes payable:
Mortgage notes payable	$396,374	$425,755
Unsecured senior notes payable	731,136	731,136
Term loan	250,000	250,000
Unsecured revolving credit facilities	90,000	172,000
	1,467,510	1,578,891
Unamortized premium on notes payable, net	4,649	6,432
Total notes payable	1,472,159	1,585,323
Other liabilities:
Accounts payable and accrued expenses	52,197	55,248
Tenant security deposits	8,273	8,401
Deferred tax liability	11,726	12,016
Other liabilities	168,887	196,379
Liabilities associated with properties held for sale	13,947	18,271
Total liabilities	1,727,189	1,875,638
Redeemable noncontrolling interests	3,031	22,551
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value – 10,000 shares authorized but unissued	—	—
Common stock, $0.01 par value – 150,000 shares authorized, 117,549 and 116,938 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,175	1,169
Additional paid-in capital	1,691,664	1,679,227
Distributions in excess of earnings	(285,470)	(276,085)
Accumulated other comprehensive income (loss)	589	(7,585)
Total stockholders’ equity of Equity One, Inc.	1,407,958	1,396,726
Noncontrolling interests	207,700	207,753
Total equity	1,615,658	1,604,479
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,345,878	$3,502,668

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income For the three and nine months ended September 30, 2013 and 2012 (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013	2012
REVENUE:
Minimum rent	$63,640		$57,936	$187,097	$170,071
Expense recoveries	18,972		17,191	57,912	50,689
Percentage rent	989		943	3,701	3,677
Management and leasing services	587		499	1,485	1,803
Total revenue	84,188		76,569	250,195	226,240
COSTS AND EXPENSES:
Property operating	22,488		20,770	67,649	60,891
Depreciation and amortization	21,004		19,162	66,436	60,722
General and administrative	9,579		10,078	28,155	31,916
Total costs and expenses	53,071		50,010	162,240	153,529
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	31,117		26,559	87,955	72,711
OTHER INCOME AND EXPENSE:
Investment income	1,453		1,583	5,866	4,610
Equity in income of unconsolidated joint ventures	716		469	1,766	129
Other income (expense)	38		(9)	199	43
Interest expense	(16,923)		(17,522)	(50,860)	(51,604)
Amortization of deferred financing fees	(606)		(627)	(1,815)	(1,829)
Gain on extinguishment of debt	—		—	107	352
Impairment loss on goodwill and income producing properties	(1,213)		—	(3,875)	—
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	14,582		10,453	39,343	24,412
Income tax benefit (expense) of taxable REIT subsidiaries	382		(381)	361	(140)
INCOME FROM CONTINUING OPERATIONS	14,964		10,072	39,704	24,272
DISCONTINUED OPERATIONS:
Operations of income producing properties	638		3,271	3,495	9,071
(Loss) gain on disposal of income producing properties	(187)		—	36,672	14,269
Impairment loss on income producing properties	(2,576)		(2,445)	(2,704)	(9,818)
Income tax benefit (expense) of taxable REIT subsidiaries	212		(97)	(648)	(277)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(1,913)		729	36,815	13,245
NET INCOME	13,051		10,801	76,519	37,517
Net income attributable to noncontrolling interests - continuing operations	(2,480)		(2,730)	(7,655)	(8,183)
Net income attributable to noncontrolling interests - discontinued operations	—		(6)	(62)	(19)
NET INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$10,571		$8,065	$68,802	$29,315

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
Continuing operations	$0.10		$0.06	$0.27	$0.13
Discontinued operations	(0.02)		0.01	0.31	0.12
	$0.09	*	$0.07	$0.58	$0.25

Number of Shares Used in Computing Basic Earnings (Loss) per Share	117,538		114,699	117,320	113,359

EARNINGS (LOSS) PER COMMON SHARE - DILUTED:
Continuing operations	$0.10		$0.06	$0.27	$0.13
Discontinued operations	(0.02)		0.01	0.31	0.12
	$0.09	*	$0.07	$0.58	$0.25

Number of Shares Used in Computing Diluted Earnings (Loss) per Share	117,804		114,998	117,627	113,681
* Note: EPS does not foot due to the rounding of the individual calculations.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2013 and 2012
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME	$13,051	$10,801	$76,519	$37,517
OTHER COMPREHENSIVE INCOME:
Net amortization of interest rate contracts included in net income	16	16	47	48
Net unrealized (loss) gain on interest rate swaps (1)	(1,858)	(3,375)	5,505	(9,397)
Net loss on interest rate swap reclassified from accumulated other comprehensive income into interest expense	818	873	2,622	2,014
Other comprehensive (loss) income	(1,024)	(2,486)	8,174	(7,335)
COMPREHENSIVE INCOME	12,027	8,315	84,693	30,182
Comprehensive income attributable to noncontrolling interests	(2,480)	(2,736)	(7,717)	(8,202)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$9,547	$5,579	$76,976	$21,980

(1) This amount includes our share of an unconsolidated joint venture's net unrealized losses of $51 and $89 for the three and nine months ended September 30, 2012, respectively. There were no net unrealized gains or losses from unconsolidated joint ventures for the three and nine months ended September 30, 2013.

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
For the nine months ended September 30, 2013
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity of Equity One, Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2012	116,938	$1,169	$1,679,227	$(276,085)	$(7,585)	$1,396,726	$207,753	$1,604,479
Issuance of common stock, net of withholding taxes	611	6	7,853	—	—	7,859	—	7,859
Stock issuance costs	—	—	(93)	—	—	(93)	—	(93)
Share-based compensation expense	—	—	4,852	—	—	4,852	—	4,852
Restricted stock reclassified from liability to equity	—	—	51	—	—	51	—	51
Net income, excluding $224 of net income attributable to redeemable noncontrolling interests	—	—	—	68,802	—	68,802	7,493	76,295
Dividends paid on common stock	—	—	—	(78,187)	—	(78,187)	—	(78,187)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,540)	(7,540)
Revaluation of redeemable noncontrolling interest	—	—	(226)	—	—	(226)	—	(226)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Other comprehensive income	—	—	—	—	8,174	8,174	—	8,174
BALANCE AT SEPTEMBER 30, 2013	117,549	$1,175	$1,691,664	$(285,470)	$589	$1,407,958	$207,700	$1,615,658

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2013 and 2012 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$76,519	$37,517
Adjustments to reconcile net income to net cash provided by operating activities:
Straight line rent adjustment	(1,827)	(3,126)
Accretion of below market lease intangibles, net	(8,889)	(9,476)
Equity in income of unconsolidated joint ventures	(1,766)	(129)
Income tax expense of taxable REIT subsidiaries	287	417
Provision for losses on accounts receivable	1,922	601
Amortization of premium on notes payable, net	(1,882)	(2,063)
Amortization of deferred financing fees	1,815	1,840
Depreciation and amortization	70,312	67,968
Share-based compensation expense	4,651	5,214
Amortization of derivatives	47	48
Gain on sale of real estate	(36,672)	(14,269)
Loss on extinguishment of debt	575	373
Operating distributions from joint ventures	53	2,043
Impairment loss on goodwill and income producing properties	6,579	9,818
Changes in assets and liabilities, net of effects of acquisitions and disposals:
Accounts and other receivables	(2,839)	86
Other assets	(8,613)	16,206
Accounts payable and accrued expenses	5,244	4,360
Tenant security deposits	(850)	539
Other liabilities	(1,055)	(1,456)
Net cash provided by operating activities	103,611	116,511

INVESTING ACTIVITIES:
Acquisition of income producing properties	(60,000)	(226,985)
Additions to income producing properties	(10,694)	(15,276)
Acquisition of land held for development	—	(7,500)
Additions to construction in progress	(33,593)	(55,015)
Deposits for the acquisition of income producing properties	(4,918)	—
Proceeds from sale of real estate and rental properties	216,652	33,166
(Increase) decrease in cash held in escrow	(40,892)	89,780
Purchase of below market leasehold interest	(25,000)	—
Increase in deferred leasing costs and lease intangibles	(5,998)	(5,436)
Investment in joint ventures	(9,770)	(14,102)
Repayments of advances to joint ventures	135	618
Distributions from joint ventures	3,077	567
Investment in loans receivable	(12,000)	(19,258)
Repayment of loans receivable	91,586	—
Net cash provided by (used in) investing activities	108,585	(219,441)

EQUITY ONE, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2013 and 2012 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2013	2012
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	$(33,099)	$(44,046)
Net repayments under revolving credit facilities	(82,000)	(76,000)
Repayment of senior debt borrowings	—	(10,000)
Proceeds from issuance of common stock	7,859	86,490
Borrowings under term loan	—	250,000
Payment of deferred financing costs	—	(2,697)
Stock issuance costs	(93)	(813)
Dividends paid to stockholders	(78,187)	(76,109)
Purchase of noncontrolling interests	(18,917)	—
Distributions to redeemable noncontrolling interests	(911)	(708)
Distributions to noncontrolling interests	(7,540)	(7,496)
Net cash (used in) provided by financing activities	(212,888)	118,621

Net (decrease) increase in cash and cash equivalents	(692)	15,691
Cash and cash equivalents at beginning of the period	27,416	10,963
Cash and cash equivalents at end of the period	$26,724	$26,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $2,236 and $3,806 in 2013 and 2012, respectively)	$55,160	$57,886

We acquired upon acquisition of certain income producing properties:
Income producing properties	$61,709	$228,646
Intangible and other assets	7,270	57,364
Intangible and other liabilities	(8,979)	(39,303)
Assumption of mortgage notes payable	—	(19,722)
Cash paid for income producing properties	$60,000	$226,985

Non-cash investing information:
Investment in loan receivable (See Note 7)	$12,790	$—

See accompanying notes to the condensed consolidated financial statements.

EQUITY ONE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013
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
As of September 30, 2013, our consolidated property portfolio comprised 144 properties, including 121 retail properties and seven non-retail properties totaling approximately 15.3 million square feet of gross leasable area, or GLA, 10 development or redevelopment properties with approximately 1.7 million square feet of GLA upon completion, and six land parcels. As of September 30, 2013, our consolidated shopping center occupancy was 92.4% and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.4 million square feet of GLA.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Equity One, Inc. and its wholly-owned subsidiaries and those other entities in which we have a controlling financial interest, including where we have been determined to be a primary beneficiary of a variable interest entity ("VIE") in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Equity One, Inc. and its subsidiaries are hereinafter referred to as "the consolidated companies," the "Company," "we," "our," "us" or similar terms. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period data have been reclassified to conform to the current period presentation. Certain operations have been classified as discontinued, and the associated results of operations and financial position are separately reported for all periods presented. Information in these notes to the condensed consolidated financial statements, unless otherwise noted, does not include the accounts of discontinued operations.
The condensed consolidated financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for a full year.
Our unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information included in our annual financial statements and notes. The condensed consolidated balance sheet as of December 31, 2012 was derived from audited financial statements included in our 2012 Annual Report on Form 10-K but does not include all disclosures required under GAAP. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the "SEC") on February 28, 2013.
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
Concentration of Credit Risk
A concentration of credit risk arises in our business when a nationally-based or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. As of September 30, 2013, Publix Super Markets was our largest tenant and accounted for approximately 1.3 million square feet, or approximately 8.0%, of our GLA and approximately

$9.8 million, or 4.1%, of our annual minimum rent. As of September 30, 2013, we had outstanding receivables from Publix Super Markets of approximately $337,000.
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
In July 2012, the FASB issued ASU No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard)." ASU No. 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets, other than goodwill, for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU No. 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption and implementation of this ASU did not have a material impact on our results of operations, financial condition or cash flows.
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
In July 2013, the FASB issued ASU No. 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force)." ASU No. 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. ASU No. 2013-10 was effective on July 17, 2013 and applies prospectively to qualifying new or redesignated hedging relationships entered into on or after the effective date. The adoption and implementation of this ASU did not have a material impact on our results of operations, financial condition or cash flows.
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." ASU No. 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists and is intended to eliminate diversity in practice. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.

3.    Acquisitions
The following table provides a summary of acquisition activity during the nine months ended September 30, 2013:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price
					(in thousands)

September 5, 2013	Manor Care (1)	Bethesda	MD	41,123	$13,000
September 5, 2013	5335 CITGO (1)	Bethesda	MD	18,128	6,000
September 5, 2013	5471 CITGO (1)	Bethesda	MD	14,025	4,000
June 5, 2013	Westwood Towers (2)	Bethesda	MD	211,020	25,000
May 7, 2013	Bowlmor Lanes (1)	Bethesda	MD	27,000	12,000
Total					$60,000
______________________________________________
(1) The purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.

(2)
The purchase price allocation was completed in the third quarter and we recognized certain measurement period adjustments that impacted the provisional accounting, resulting in the reallocation of $5.9 million from net intangible assets and liabilities to real estate assets.

During the three and nine months ended September 30, 2013, we did not recognize any material measurement period adjustments related to prior or current year acquisitions other than those related to Westwood Towers as noted above.
In conjunction with the acquisitions of Manor Care, 5335 CITGO, and 5471 CITGO, we entered into reverse Section 1031 like-kind exchange agreements with third party intermediaries, which, for a maximum of 180 days, allow us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediaries are the legal owner of the properties; however, we control the activities that most significantly impact each property and retain all of the economic benefits and risks associated with each property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of these VIEs and consolidated the properties and their operations as of the respective acquisition dates.
We expensed transaction-related costs in connection with completed or pending property acquisitions of $650,000 and $1.4 million during the three and nine months ended September 30, 2013, respectively, and $1.2 million and $2.6 million during the three and nine months ended September 30, 2012, respectively, which are included in general and administrative costs in the condensed consolidated statements of income.

4.    Dispositions

The following table provides a summary of disposition activity during the nine months ended September 30, 2013:

Date Sold	Property Name	City	State	Square Feet	Gross Sales Price
					(In thousands)
Income producing property sold
September 25, 2013	Regency Crossing	Port Richey	FL	85,864	$6,550	(1)
September 18, 2013	Paulding Commons	Hiram	GA	209,676	18,150
August 16, 2013	Willowdaile Shopping Center	Durham	NC	95,601	5,200
August 7, 2013	Village at Northshore	Slidell	LA	144,638	9,450
July 19, 2013	The Galleria	Wilmington	NC	92,114	3,760
July 1, 2013	CVS Plaza	Miami	FL	18,214	4,400
June 27, 2013	Providence Square	Charlotte	NC	85,930	2,000
June 18, 2013	Medical & Merchants	Jacksonville	FL	156,153	12,000	(2)
June 18, 2013	Meadows	Miami	FL	75,524	15,242
June 18, 2013	Plaza Alegre	Miami	FL	88,411	20,633
June 7, 2013	Chestnut Square	Brevard	NC	34,260	6,000
May 1, 2013	Madison Centre	Madison	AL	64,837	7,350
April 4, 2013	Lutz Lake Crossing	Lutz	FL	64,985	10,550
April 4, 2013	Seven Hills	Spring Hill	FL	72,590	7,750
March 29, 2013	Middle Beach Shopping Center	Panama City Beach	FL	69,277	2,350
March 22, 2013	Douglas Commons	Douglasville	GA	97,027	12,000
March 22, 2013	North Village Center	North Myrtle Beach	SC	60,356	2,365
March 22, 2013	Windy Hill Shopping Center	North Myrtle Beach	SC	68,465	2,635
February 13, 2013	Macland Pointe	Marietta	GA	79,699	9,150
January 23, 2013	Shoppes of Eastwood	Orlando	FL	69,037	11,600
January 15, 2013	Butler Creek	Acworth	GA	95,597	10,650
January 15, 2013	Fairview Oaks	Ellenwood	GA	77,052	9,300
January 15, 2013	Grassland Crossing	Alpharetta	GA	90,906	9,700
January 15, 2013	Mableton Crossing	Mableton	GA	86,819	11,500	(3)
January 15, 2013	Hamilton Ridge	Buford	GA	90,996	11,800
January 15, 2013	Shops at Westridge	McDonough	GA	66,297	7,550
					229,635
Outparcels sold
September 10, 2013	Willowdaile - Subway	Durham	NC	2,384	$700
June 21, 2013	Canyon Trails - Jack in the Box	Goodyear	AZ	4,000	1,980
May 23, 2013	Canyon Trails - Chase Pad	Goodyear	AZ	4,200	3,850
					6,530

Total					$236,165
______________________________________________
(1) We provided financing to the buyer in the form of a $4.3 million loan receivable. See Note 7 for further discussion.
(2) We provided financing to the buyer in the form of an $8.5 million loan receivable, and the related gain on disposal of $1.0 million was deferred at September 30, 2013. See Note 7 for further discussion.
(3) $2.8 million of mortgage debt secured by this property was repaid at closing.

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
As of September 30, 2013, we classified three properties located in our West Coast, North Florida and South Florida regions as held for sale. The operations of these properties are included in discontinued operations in the accompanying condensed consolidated statements of income for all the periods presented and the related assets and liabilities are presented as held for sale in our condensed consolidated balance sheets at September 30, 2013 and December 31, 2012.
The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2013 and 2012 are shown below. These include the results of operations through the date of sale for each property that was sold during 2013 and 2012 and the operations for the applicable period for those assets classified as held for sale as of September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Rental revenue	$1,792	$7,499	$10,424	$23,622
Expenses:
Property operating expenses	608	2,249	3,493	6,869
Depreciation and amortization	340	1,727	2,129	5,378
Operations of income producing properties	844	3,523	4,802	11,375
Interest expense	(206)	(570)	(630)	(2,027)
(Loss) gain on disposal of income producing properties	(187)	—	36,672	14,269
Impairment loss on income producing properties	(2,576)	(2,445)	(2,704)	(9,818)
Loss on extinguishment of debt	—	—	(682)	(725)
Income tax benefit (expense)	212	(97)	(648)	(277)
Other income	—	318	5	448
(Loss) income from discontinued operations	(1,913)	729	36,815	13,245
Net income attributable to noncontrolling interests	—	(6)	(62)	(19)
(Loss) income from discontinued operations attributable to Equity One, Inc.	$(1,913)	$723	$36,753	$13,226

5.    Investments in Joint Ventures

The following is a summary of the composition of investments in and advances to unconsolidated joint ventures in the condensed consolidated balance sheets:

				Investment Balance
Joint Venture (1)	Number of Properties	Location	Ownership	September 30, 2013	December 31, 2012
				(In thousands)
Investments in unconsolidated joint ventures:
GRI-EQY I, LLC (2)	10	GA, SC, FL	10.0%	$12,746	$8,587
G&I Investment South Florida Portfolio, LLC	3	FL	20.0%	3,526	3,491
Madison 2260 Realty LLC	1	NY	8.6%	634	634
Madison 1235 Realty LLC	1	NY	20.1%	820	1,000
Talega Village Center JV, LLC (3)	1	CA	50.5%	2,842	2,909
Vernola Marketplace JV, LLC (3)	1	CA	50.5%	6,321	6,972
Parnassus Heights Medical Center	1	CA	50.0%	20,296	20,385
Equity One JV Portfolio, LLC (4)	4	FL, MA	30.0%	33,025	27,589
Total				80,210	71,567
Advances to unconsolidated joint ventures				470	604
Investments in and advances to unconsolidated joint ventures				$80,680	$72,171
______________________________________________
(1) All unconsolidated joint ventures are accounted for under the equity method except for the Madison 2260 Realty LLC and Madison 1235 Realty LLC joint ventures, which are accounted for under the cost method.
(2) The investment balance as of September 30, 2013 and December 31, 2012 is presented net of deferred gains of $3.3 million for both periods associated with the disposition of assets by us to the joint venture.
(3) Our effective interest is 48% when considering the 5% noncontrolling interest held by Vestar Development Company.
(4) The investment balance as of September 30, 2013 and December 31, 2012 is presented net of a deferred gain of approximately $404,000 for both periods associated with the disposition of assets by us to the joint venture.
Equity in income of unconsolidated joint ventures totaled $716,000 and $1.8 million for the three and nine months ended September 30, 2013, respectively, and totaled $469,000 and $129,000, respectively, for the same periods in 2012. Management fees and leasing fees earned by us associated with these joint ventures, which are included in management and leasing services revenue in the accompanying condensed consolidated statements of income, totaled approximately $587,000 and $1.5 million for the three and nine months ended September 30, 2013, respectively, and $497,000 and $1.8 million for the three and nine months ended September 30, 2012, respectively.
At September 30, 2013 and December 31, 2012, the aggregate carrying amount of the debt of our unconsolidated joint ventures accounted for under the equity method was $247.0 million and $292.0 million, respectively, of which our aggregate proportionate share was $60.8 million and $65.8 million, respectively. In June 2013, we made an investment of $4.1 million in one of our unconsolidated joint ventures in connection with the repayment of indebtedness by the joint venture. Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
In September 2013, Equity One JV Portfolio, LLC, our joint venture with the New York Common Retirement Fund, acquired three newly-developed parcels adjacent to a shopping center which the venture acquired during 2012. The joint venture funded the purchase price of $15.8 million through partner contributions, of which our proportionate share was $4.7 million.
6.    Variable Interest Entities

Included within our consolidated operating properties at September 30, 2013 are three properties, Manor Care and two outparcels, which are owned by the subsidiary of a Section 1031 like-kind exchange intermediary. The agreement governing the operation of this entity provides us with the power to direct the activities that most significantly impact the entity's economic performance. The entity was deemed a VIE primarily because it does not have sufficient equity at risk for it to finance its activities without additional subordinated financial support from other parties. Additionally, we determined that the equity investors do not possess the characteristics of a controlling financial interest. Therefore, we concluded that we are the primary beneficiary of the VIE as a result of our having the power to direct the activities that most significantly impact its economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIE.
Our consolidated operating properties at December 31, 2012 included two consolidated joint venture properties, Danbury Green and Southbury Green, that were held through VIEs for which we were the primary beneficiary. These entities were established to own and operate real estate property, and our involvement with these entities was through our majority ownership and controlling interest in the properties which provided us with the power to direct the activities that most significantly impacted the entities' economic performance. At inception, we determined that the interests held by the other equity investors in these entities were not equity investments at risk pursuant to the Consolidation Topic of the FASB ASC and, therefore, concluded that these entities were VIEs because they may not have had sufficient equity at risk for them to finance their activities without additional subordinated financial support. In May 2013, we acquired the interests held by the other equity investors for a purchase price of $18.9 million and now own the entirety of the equity investments in these entities. These entities are no longer considered VIEs, although we continue to consolidate the properties due to our ongoing controlling financial interests. See Note 12 for further discussion.
In addition to Danbury Green and Southbury Green, our consolidated operating properties at December 31, 2012 also included a consolidated property, Clocktower Plaza Shopping Center, which was owned at the time by a qualified intermediary. Legal ownership of Clocktower Plaza Shopping Center was transferred to us by the qualified intermediary during the first quarter of 2013, and, as such, the entity is no longer considered a VIE.
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
As of September 30, 2013, we also hold interests in other VIEs where we are not the primary beneficiary. See Note 7 for further discussion.
7.    Loans Receivable
Centro Mezzanine Loan
In July 2011, we invested in a $45.0 million junior mezzanine loan that bore interest at 8.46% per annum plus one month LIBOR (subject to a 0.75% per annum LIBOR floor) and had an initial stated maturity date of July 9, 2013. In July 2013, the borrower exercised its right to extend the maturity date of the loan to July 9, 2014, but ultimately prepaid the loan without penalty in August 2013.
Westwood Mortgage Loan and Mezzanine Loan
In October 2012, we purchased a $95.0 million mortgage loan secured by the Westwood Complex, a 22-acre site located in Bethesda, Maryland that consists of 214,767 square feet of retail space, a 211,020 square foot apartment building, and a 62-unit assisted living facility. The loan bears interest at 5.0% per annum and has a stated maturity date of January 15, 2014. Concurrent with the loan transaction, we also entered into a purchase contract to acquire the complex for an aggregate purchase price of $140.0 million. The purchase contract contemplates closing dates for the various parcels that comprise the complex that are the earlier of January 15, 2014 or upon the seller's identification of a property (or properties) which it can purchase with the proceeds from the sale of the parcels. To the extent that the closing dates under the purchase contract occur prior to January 15, 2014, the parties have also agreed that the applicable portions of the mortgage loan collateralized by such parcels will be repaid on the respective closing dates. Based on our initial assessment of the structure of the transaction at its inception, we determined that the entities that owned the various parcels comprising the Westwood Complex were VIEs and that we held variable interests in these entities through the purchase contract and our investment in the mortgage loan; however, we concluded that we were not the primary beneficiary of these entities as we did not have the power to direct the activities that most significantly impact their economic performance. We have continued to determine that the entities that own the parcels within the complex that we have yet to legally acquire are VIEs and that we are not the primary beneficiary of these entities for the aforementioned reason. In connection with our acquisition of five of the Westwood parcels in 2013, the borrower repaid $40.7 million of the mortgage loan, and the entities holding these five parcels are no longer considered VIEs, as we consolidate the properties through our direct ownership interest. As of September 30, 2013, the remaining portion of the mortgage loan was performing, and the carrying amount of the loan was $54.4 million, which also reflects our current maximum exposure to loss related to our investment in the loan.
In March 2013, we also funded a $12.0 million mezzanine loan to an entity that indirectly owns a portion of the Westwood Complex. The loan is secured by the entity's indirect ownership interests in the complex, bears interest at 5.0% per annum, and was scheduled to mature on the earlier of June 1, 2013 or our acquisition of certain parcels comprising the complex pursuant to the aforementioned purchase contract. During May 2013, the loan agreement was amended to extend the maturity date to the earlier of January 15,

2014 or our acquisition of the parcels indirectly securing the mezzanine loan. In connection with our acquisition of five of the Westwood parcels in 2013, the borrower repaid $5.8 million of the mezzanine loan. We have determined that the borrower is a VIE and that we hold a variable interest in the entity through our investment in the loan; however, we have concluded that we are not the primary beneficiary of the entity because we do not have the power to direct the activities that most significantly impact its economic performance. As of September 30, 2013, the loan was performing, and the carrying amount of the loan was $6.3 million, which also reflects our current maximum exposure to loss related to our investment in the mezzanine loan.
At inception and as of September 30, 2013, we had and continue to have the ability and intention to hold both of the loans to maturity. Although the seller may initiate the sale transactions under the purchase contract and accelerate the maturity date of portions of the loans, we do not intend to sell the loans, and we believe that we will recover our cost basis in the loans to the extent that the maturity date is accelerated.
Loans Provided in Connection with Dispositions
In June 2013, we disposed of Medical & Merchants, one of our neighborhood shopping centers located in Jacksonville, Florida, for a gross sales price of $12.0 million and provided financing to the buyer in the form of an $8.5 million loan receivable. The loan is secured by a mortgage interest in the property and a full recourse guaranty from the principal of the buyer. The loan presently bears interest at 9.0% per annum and matures on December 18, 2013. Additionally, the buyer may repay the loan at any time prior to the maturity date without penalty. As a result of the transaction, we deferred the related gain on the disposition of $1.0 million, net of transaction costs, which is reflected as a reduction to the carrying amount of the loan.
In September 2013, we disposed of Regency Crossing, one of our neighborhood shopping centers located in Port Richey, Florida, for a gross sales price of $6.6 million and provided financing to the buyer in the form of a $4.3 million loan receivable. The loan is secured by a mortgage interest in the property and a full recourse guaranty from the principal of the buyer, bears interest at 5.0% per annum, and matures on December 15, 2013. Additionally, the buyer may repay the loan at any time prior to the maturity date without penalty. The loss on the sale of approximately $84,000 was immediately recognized in the condensed consolidated statement of income.
As of September 30, 2013, the Medical & Merchants and Regency Crossing loans were performing, and their carrying amounts were $7.2 million and $4.3 million, respectively, which also reflects our current maximum exposure to loss related to these loans. At inception and as of September 30, 2013, we had and continue to have the ability and intention to hold the loans to maturity. Although the sellers may prepay the loans, we do not intend to sell the loans, and we believe that we will recover our cost basis in the loans to the extent that the maturity dates are accelerated.
8.    Other Assets
The following is a summary of the composition of the other assets in the condensed consolidated balance sheets:

	September 30, 2013	December 31, 2012
	(In thousands)
Lease intangible assets, net	$118,031	$129,250
Leasing commissions, net	36,535	35,432
Prepaid expenses and other receivables	29,869	24,357
Straight-line rent receivable, net	21,568	20,059
Deferred financing costs, net	8,968	10,777
Deposits and mortgage escrow	14,038	5,195
Furniture and fixtures, net	4,285	2,519
Fair value of interest rate swap	1,137	—
Deferred tax asset	2,407	2,968
Total other assets	$236,838	$230,557

9.    Borrowings
Mortgage Notes Payable
At September 30, 2013, the weighted-average interest rate of our fixed rate mortgage notes payable was 6.01%. Included in liabilities associated with properties held for sale are mortgage notes payable of $13.3 million and $16.2 million at September 30, 2013 and December 31, 2012, respectively, with weighted average interest rates of 6.90% and 6.85%, respectively.
During the nine months ended September 30, 2013, we prepaid a mortgage loan of $24.0 million which bore interest at a rate of 6.88%.
As part of our ongoing strategy to dispose of properties in our secondary markets, we have engaged in marketing efforts related to the sale of Brawley Commons located in Charlotte, North Carolina. The property is encumbered by a $6.5 million mortgage loan which matured on July 1, 2013 and remains unpaid. We are in discussions with the lender to resolve this matter, likely by means of a sale of the property to a third party or a transfer of the title to the lender. During the default period, we are operating the property on behalf of the lender and remitting any profits generated by the property to the lender. During the three and nine months ended September 30, 2013, we recognized an impairment loss of $1.1 million and $1.2 million, respectively, to adjust the carrying value of the property to its estimated fair value.
Unsecured Senior Notes
At September 30, 2013, the weighted-average interest rate of our unsecured senior notes was 5.02%.
Unsecured Revolving Credit Facilities
Our primary credit facility is with a syndicate of banks and provides $575.0 million of unsecured revolving credit. As of September 30, 2013, we had drawn approximately $90.0 million against the facility, which bore interest at a weighted-average rate of 1.32% per annum. As of December 31, 2012, we had drawn approximately $172.0 million against the facility, which bore interest at a rate of 1.77% per annum. The facility also includes a facility fee applicable to the lending commitments thereunder, which fee was 0.25% per annum as of September 30, 2013. The facility expires on September 30, 2015, with a one year extension at our option, subject to certain conditions.
We also have a $15.0 million unsecured credit facility with City National Bank of Florida, for which there was no drawn balance as of September 30, 2013 and December 31, 2012. The facility bears interest at LIBOR plus 1.55% per annum and expires November 8, 2013. In October 2013, the facility was renewed and decreased to provide $5.0 million of unsecured credit. The new facility bears interest at LIBOR plus 1.25% per annum and expires November 7, 2014.
As of September 30, 2013, giving effect to the financial covenants applicable to these credit facilities, the maximum available to us thereunder was approximately $430.3 million, net of outstanding letters of credit with an aggregate face amount of $2.0 million, of which $90.0 million was drawn.
Term Loan and Interest Rate Swaps

At times, we use derivative instruments, including interest rate swaps, to manage our exposure to variable interest rate risk. In this regard, we enter into derivative instruments that qualify as cash flow hedges and do not enter into such instruments for speculative purposes. As of September 30, 2013, we had interest rate swaps which convert the LIBOR rate applicable to our $250.0 million term loan to a fixed interest rate, providing an effective fixed interest rate under the loan agreement of 3.17% per annum. The swaps are designated and qualified as cash flow hedges and have been recorded at fair value. The swap agreements mature on February 13, 2019, which is the maturity date of the term loan. At September 30, 2013, the fair value of our interest rate swaps consisted of an asset of $1.1 million, which is included in other assets, and a liability of $174,000, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. At December 31, 2012, the fair value of our interest rate swaps was a liability of $7.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $3.2 million as an increase to interest expense.

10.    Other Liabilities
The following is a summary of the composition of other liabilities in the condensed consolidated balance sheets:

	September 30, 2013	December 31, 2012
	(In thousands)
Lease intangible liabilities, net	$158,777	$185,477
Prepaid rent	9,722	10,687
Other	388	215
Total other liabilities	$168,887	$196,379

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
11.    Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code (the "Code"), commencing with our taxable year ended December 31, 1995. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under the Code. We are required to pay U.S. federal and state income taxes on our net taxable income, if any, from the activities conducted by our taxable REIT subsidiaries ("TRSs"), which include IRT Capital Corporation II ("IRT"), DIM Vastgoed, N.V. ("DIM"), Southeast US Holdings, BV, MCC Redondo Beach II, LLC and C&C Delaware, Inc. Accordingly, the only provision for federal income taxes in our condensed consolidated financial statements relates to our consolidated TRSs.
Although DIM is organized under the laws of the Netherlands, it pays U.S. corporate income tax based on its operations in the United States. Pursuant to the tax treaty between the U.S. and the Netherlands, DIM is entitled to the avoidance of double taxation on its U.S. income. Thus, it pays virtually no taxes in the Netherlands. As of September 30, 2013, DIM had federal and state net operating loss carry forwards of $5.1 million and $4.1 million, respectively, which begin to expire in 2027. As of September 30, 2013, IRT had federal and state net operating loss carry forwards of $1.5 million and $1.2 million, respectively, which begin to expire in 2030.
We believe that we have appropriate support for the tax positions taken on our tax returns and that our accruals for the tax liabilities are adequate for all years still subject to tax audit, which include all years after 2008.

12.    Noncontrolling Interests
The following is a summary of the noncontrolling interests in consolidated entities included in the condensed consolidated balance sheets:

	September 30, 2013	December 31, 2012
	(In thousands)
Danbury 6 Associates LLC (1)	$—	$7,720
Southbury 84 Associates LLC (1)	—	11,242
Vestar/EQY Canyon Trails LLC (2)	2,042	2,600
Walden Woods Village, Ltd. (3)	989	989
Total redeemable noncontrolling interests	$3,031	$22,551

EQY-CSC, LLC (CapCo)	$206,145	$206,145
DIM	1,082	1,100
Vestar/EQY Talega LLC (4)	145	147
Vestar/EQY Vernola LLC (5)	328	361
Total noncontrolling interests included in total equity	$207,700	$207,753
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

13.    Earnings Per Share
The following summarizes the calculation of basic EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating basic EPS:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013	2012
	(In thousands, except per share amounts)
Income from continuing operations	$14,964		$10,072	$39,704	$24,272
Net income attributable to noncontrolling interests	(2,480)		(2,730)	(7,655)	(8,183)
Income from continuing operations attributable to Equity One, Inc.	12,484		7,342	32,049	16,089
Allocation of continuing income to participating securities	(221)		(267)	(829)	(820)
Income from continuing operations available to common stockholders	12,263		7,075	31,220	15,269

(Loss) income from discontinued operations	(1,913)		729	36,815	13,245
Net income attributable to noncontrolling interests	—		(6)	(62)	(19)
(Loss) income from discontinued operations available to common stockholders	(1,913)		723	36,753	13,226
Net income available to common stockholders	$10,350		$7,798	$67,973	$28,495

Weighted average shares outstanding — Basic	117,538		114,699	117,320	113,359

Basic earnings (loss) per share available to common stockholders:
Continuing operations	$0.10		$0.06	$0.27	$0.13
Discontinued operations	(0.02)		0.01	0.31	0.12
Earnings per common share — Basic	$0.09	*	$0.07	$0.58	$0.25

* Note: EPS does not foot due to the rounding of the individual calculations.

The following summarizes the calculation of diluted EPS and provides a reconciliation of the amounts of net income available to common stockholders and shares of common stock used in calculating diluted EPS:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013	2012
	(In thousands, except per share amounts)
Income from continuing operations	$14,964		$10,072	$39,704	$24,272
Net income attributable to noncontrolling interests	(2,480)		(2,730)	(7,655)	(8,183)
Income from continuing operations attributable to Equity One, Inc.	12,484		7,342	32,049	16,089
Allocation of continuing income to participating securities	(221)		(267)	(829)	(820)
Income from continuing operations available to common stockholders	12,263		7,075	31,220	15,269

(Loss) income from discontinued operations	(1,913)		729	36,815	13,245
Net income attributable to noncontrolling interests	—		(6)	(62)	(19)
(Loss) income from discontinued operations available to common stockholders	(1,913)		723	36,753	13,226
Net income available to common stockholders	$10,350		$7,798	$67,973	$28,495

Weighted average shares outstanding — Basic	117,538		114,699	117,320	113,359
Stock options using the treasury method	266		299	307	237
Executive Incentive Plan shares using the treasury method	—		—	—	85
Weighted average shares outstanding — Diluted	117,804		114,998	117,627	113,681

Diluted earnings (loss) per share available to common stockholders:
Continuing operations	$0.10		$0.06	$0.27	$0.13
Discontinued operations	(0.02)		0.01	0.31	0.12
Earnings per common share — Diluted	$0.09	*	$0.07	$0.58	$0.25

* Note: EPS does not foot due to the rounding of the individual calculations.
The computation of diluted EPS for both the three and nine months ended September 30, 2013 did not include 1.6 million and 1.4 million shares of common stock, respectively, issuable upon the exercise of outstanding options, at prices ranging from $23.03 to $26.66 and $23.52 to $26.66, respectively, because the option prices were greater than the average market prices of our common shares during these respective periods. The computation of diluted EPS for both the three and nine months ended September 30, 2012 did not include 1.9 million shares of common stock issuable upon the exercise of outstanding options, at prices ranging from $21.64 to $26.66 for both periods, because the option prices were greater than the average market prices of our common shares during these respective periods.
The computation of diluted EPS for both the three and nine months ended September 30, 2013 and 2012 did not include the 11.4 million joint venture units held by Liberty International Holdings Limited ("LIH"), which are convertible into our common stock. The LIH shares are redeemable for cash or, solely at our option, our common stock on a one-for-one basis, subject to certain adjustments. These convertible units were not included in the diluted weighted average share count because their inclusion is anti-dilutive.

14.    Share-Based Payments

The following table presents stock option activity during the nine months ended September 30, 2013:

	Shares Under Option	Weighted- Average Exercise Price
	(In thousands)
Outstanding at January 1, 2013	3,521	$20.73
Granted	—	$—
Exercised	(493)	$16.45
Forfeited or expired	—	$—
Outstanding at September 30, 2013	3,028	$21.43

Exercisable at September 30, 2013	2,780	$21.72
The following table presents information regarding restricted stock activity during the nine months ended September 30, 2013:

	Unvested Shares		Weighted-Average Price
	(In thousands)
Unvested at January 1, 2013	975		$17.11
Granted	66		$22.40
Vested	(127)		$17.37
Forfeited	(2)		$20.34
Unvested at September 30, 2013	912	*	$17.45
______________________________________________
* Does not include 800,000 shares of restricted stock awarded to certain executives which are subject to performance vesting conditions and are not entitled to vote or receive dividends during the performance period.

During the nine months ended September 30, 2013, we granted 66,015 shares of restricted stock that are subject to forfeiture and vest over periods from 2 to 3 years. The total grant-date value of the 126,874 shares of restricted stock that vested during the nine months ended September 30, 2013 was $2.2 million.
Share-based compensation expense charged against earnings is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Restricted stock expense	$1,449	$1,403	$4,480	$4,602
Stock option expense	105	243	358	794
Employee stock purchase plan discount	5	3	14	10
Total equity-based expense	1,559	1,649	4,852	5,406
Restricted stock classified as a liability	39	17	78	34
Total expense	1,598	1,666	4,930	5,440
Less amount capitalized	(111)	(72)	(278)	(226)
Net share-based compensation expense	$1,487	$1,594	$4,652	$5,214
As of September 30, 2013, we had $7.7 million of total unrecognized compensation expense related to unvested and restricted share-based payment arrangements (unvested options and restricted shares) granted under our Amended and Restated Equity One 2000 Executive Incentive Compensation Plan. This expense is expected to be recognized over a weighted-average period of 1.4 years.

15.    Segment Reporting
We review operating and financial data for each property on an individual basis; therefore each of our individual properties is a separate operating segment. We have aggregated our operating segments in six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: (1) South Florida – including Miami-Dade, Broward and Palm Beach Counties; (2) North Florida – including all of Florida north of Palm Beach County; (3) Southeast - including Georgia, Louisiana, Mississippi, North Carolina and Virginia; (4) Northeast – including Connecticut, Maryland, Massachusetts and New York; (5) West Coast – including California and Arizona; and (6) Non-retail – which is comprised of our non-retail assets.
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

The following table sets forth the financial information relating to our continuing operations presented by segments and includes a reconciliation of NOI to income from continuing operations before tax and discontinued operations, the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
South Florida	$22,063	$22,040	$68,400	$66,210
North Florida	9,517	9,296	28,500	28,706
Southeast	10,327	10,085	31,006	30,453
Northeast	18,856	12,738	55,178	35,866
West Coast	18,043	17,524	53,154	50,177
Non-retail	727	240	1,388	526
Total segment revenue	79,533	71,923	237,626	211,938
Add:
Straight line rent adjustment	844	1,072	1,626	2,813
Accretion of below market lease intangibles, net	3,224	3,075	9,458	9,686
Management and leasing services	587	499	1,485	1,803
Total revenue	$84,188	$76,569	$250,195	$226,240

Net operating income (NOI):
South Florida	$14,743	$14,549	$46,095	$44,235
North Florida	6,476	6,480	19,122	20,131
Southeast	7,208	7,186	21,674	21,591
Northeast	13,797	9,003	39,382	24,859
West Coast	11,567	11,443	34,826	32,973
Non-retail	617	47	990	118
Total NOI	54,408	48,708	162,089	143,907
Add:
Straight line rent adjustment	844	1,072	1,626	2,813
Accretion of below market lease intangibles, net	3,224	3,075	9,458	9,686
Management and leasing services	587	499	1,485	1,803
Elimination of intersegment expenses	2,637	2,445	7,888	7,140
Investment income	1,453	1,583	5,866	4,610
Equity in income of unconsolidated joint ventures	716	469	1,766	129
Other income (expense)	38	(9)	199	43
Gain on extinguishment of debt	—	—	107	352
Less:
Depreciation and amortization expense	21,004	19,162	66,436	60,722
General and administrative expense	9,579	10,078	28,155	31,916
Interest expense	16,923	17,522	50,860	51,604
Amortization of deferred financing fees	606	627	1,815	1,829
Impairment loss on goodwill and income producing properties	1,213	—	3,875	—
Income from continuing operations before tax and discontinued operations	$14,582	$10,453	$39,343	$24,412

	September 30, 2013	December 31, 2012
	(In thousands)
Assets:
South Florida	$695,503	$692,764
North Florida	314,923	316,364
Southeast	334,661	337,945
Northeast	913,806	894,658
West Coast	807,798	801,167
Non-retail	61,592	33,525
Corporate assets	192,885	206,741
Properties held for sale	24,710	219,504
Total assets	$3,345,878	$3,502,668
16.    Commitments and Contingencies
As of September 30, 2013, we had provided letters of credit having an aggregate face amount of $2.0 million as additional security for financial and other obligations.
As of September 30, 2013, we have invested an aggregate of approximately $181.8 million in active development or redevelopment projects at various stages of completion and anticipate that these projects will require an additional $85.4 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next three years. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities, proceeds from property dispositions and available cash.
We are subject to litigation in the normal course of business; however, we do not believe that any of the litigation outstanding as of September 30, 2013 will have a material adverse effect on our financial condition, results of operations or cash flows.
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
18.    Fair Value Measurements
Recurring Fair Value Measurements
As of September 30, 2013 and December 31, 2012, we had interest rate swap agreements with a notional amount of $250.0 million that are measured at fair value on a recurring basis. At September 30, 2013, the fair value of our interest rate swaps consisted of an asset of $1.1 million, which is included in other assets, and a liability of $174,000, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. At December 31, 2012, the fair value of our interest rate swaps was a liability of $7.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. The net unrealized (loss) gain on our interest rate swaps was $(1.9) million and $5.5 million for the three and nine months ended September 30, 2013, respectively, and is included in accumulated other comprehensive income (loss). The fair value of the interest rate swaps is based on the estimated amount we would receive or pay to terminate the contract at the reporting date and is determined using interest rate pricing models and observable inputs. The interest rate swaps are classified within Level 2 of the valuation hierarchy.

The following table presents our hierarchy for those assets/(liabilities) measured and recorded at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2013:
Interest rate swap:
Classified as an asset in other assets	$1,137	$—	$1,137	$—
Classified as a liability in accounts payable and accrued expenses	$(174)	$—	$(174)	$—

December 31, 2012:
Interest rate swaps classified as a liability in accounts payable and accrued expenses	$(6,954)	$—	$(6,954)	$—
Valuation Methods
The valuation of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of the derivative financial instrument. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2013, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments are not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety are classified in Level 2 of the fair value hierarchy. The unrealized (loss) gain recognized in other comprehensive income (“OCI”) is attributable to the net change in unrealized gains related to the interest rate swaps that remain outstanding at September 30, 2013, none of which were reported in the condensed consolidated statements of income because they are documented and qualify as hedging instruments.
Non-Recurring Fair Value Measurements
The following table presents our hierarchy for those assets measured and recorded at fair value on a non-recurring basis:

Assets:	Total	Level 1	Level 2	Level 3	Total Losses(1)
	(In thousands)
Operating properties held and used	$5,400	$—	$—	$5,400	$1,218
Operating properties held for sale	15,013	—	15,013	—	518
Development properties held and used	4,390	—	—	4,390	2,520
Total	$24,803	$—	$15,013	$9,790	$4,256
(1) Total losses exclude impairments related to properties sold during the nine months ended September 30, 2013.
On a non-recurring basis, we evaluate the carrying value of investment property and investments in and advances to unconsolidated joint ventures when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments, if any, result primarily from values established by Level 3 valuations. The carrying value is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset as determined by purchase price offers or by discounted cash flows using the income or market approach. These cash flows are comprised of unobservable inputs which include contractual rental revenue and forecasted rental revenue and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based upon observable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, we determined that the valuations of these investment properties and investments in unconsolidated joint ventures are classified within Level 3 of the fair value hierarchy.

During the three and nine months ended September 30, 2013, we recognized impairment losses of $1.1 million and $1.2 million on an operating property located in the Southeast region. The estimated fair value related to the impairment assessment was primarily based on a discounted cash flow analysis and, therefore, is classified within Level 3 of the fair value hierarchy. We did not recognize any impairments related to operating properties during the three and nine months ended September 30, 2012.
During the three and nine months ended September 30, 2013, we recognized an impairment loss of $518,000 on a property held for sale located in the West Coast region. The estimated fair value related to the impairment assessment was based upon the expected sales price as determined by an executed contract after adjusting for costs to sell and, therefore, is classified within Level 2 of the fair value hierarchy. During the nine months ended September 30, 2012, we recognized an impairment loss of $1.9 million on a property held for sale located in the South Florida region, which is included in discontinued operations.

During the nine months ended September 30, 2013, we recognized an impairment loss of $2.5 million on a land parcel located in the West Coast region. The estimated fair value related to the impairment assessment was based on a recent appraisal and, therefore, is classified within Level 3 of the fair value hierarchy. We did not recognize any impairments related to development properties during the three and nine months ended September 30, 2012.

During the three and nine months ended September 30, 2013, we recognized impairment losses of $2.1 million and $2.2 million, respectively, related to properties that were sold, which are included in discontinued operations in the accompanying consolidated statements of income. During the three and nine months ended September 30, 2012, we recognized impairment losses of $2.4 million and $7.9 million, respectively, related to properties that were sold, which are included in discontinued operations in the accompanying consolidated statements of income.
We also perform annual, or more frequent in certain circumstances, impairment tests of our goodwill. Impairments, if any, result from values established by Level 3 valuations. We estimate the fair value of the reporting unit using discounted projected future cash flows, which approximate a current sales price. If the results of this analysis indicate that the carrying value of the reporting unit exceeds its fair value, impairment is recorded to reduce the carrying value of the goodwill to fair value. During the three and nine months ended September 30, 2013, we recognized a goodwill impairment loss of $138,000. We did not recognize any goodwill impairment losses during the three and nine months ended September 30, 2012.
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
Loans Receivable (classified within Level 2 of the valuation hierarchy) – The carrying value of the loans receivable of $72.2 million at September 30, 2013 approximates fair value due to their short maturities. At December 31, 2012, the estimated fair value was approximately $142.2 million and was estimated using a discounted cash flow analysis based on the current interest rates at which similar loans would be made. The carrying amount of these loans receivable, including accrued interest was $140.7 million at December 31, 2012.
Mortgage Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at September 30, 2013 and December 31, 2012 was approximately $444.0 million and $494.4 million, respectively, calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans and remaining terms. The carrying amount (principal and unaccreted premium) of these notes, including notes associated with properties held for sale, was $416.6 million and $451.1 million at September 30, 2013 and December 31, 2012, respectively.
Unsecured Senior Notes Payable (classified within Level 2 of the valuation hierarchy) – The fair value estimated at September 30, 2013 and December 31, 2012 was approximately $770.2 million and $765.1 million, respectively, calculated based on the net present value of payments over the terms of the notes using estimated market rates for similar notes and remaining terms. The carrying amount (principal net of unamortized discount) of these notes was $729.4 million and $729.1 million at September 30, 2013 and December 31, 2012, respectively.
Term Loan (classified within Level 2 of the valuation hierarchy) – The fair value estimated at September 30, 2013 and December 31, 2012 was approximately $247.3 million and $255.2 million, respectively, calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The carrying amount of this loan was $250.0 million at both September 30, 2013 and December 31, 2012.
The fair market value calculations of our debt as of September 30, 2013 and December 31, 2012 include assumptions as to the effects that prevailing market conditions would have on existing secured or unsecured debt. The calculations use a market rate spread over the risk free interest rate. This spread is determined by using the remaining life to maturity coupled with loan-to-value considerations of the respective debt. Once determined, this market rate is used to discount the remaining debt service payments in an attempt to reflect the present value of this stream of cash flows. While the determination of the appropriate market rate is subjective in nature, recent market data gathered suggest that the composite rates used for mortgages, senior notes and term loans are consistent with current market trends.
Interest Rate Swap Agreements (classified within Level 2 of the valuation hierarchy) – At September 30, 2013, the fair value of our interest rate swaps consisted of an asset of $1.1 million, which is included in other assets, and a liability of $174,000, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. At December 31, 2012, the fair value of our interest rate swaps was a liability of $7.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. See Note 18 above for a discussion of the method used to value the interest rate swaps.
Redeemable Noncontrolling Interests (classified within Level 3 of the valuation hierarchy) – The carrying amount of the redeemable noncontrolling interests of $3.0 million and $22.6 million at September 30, 2013 and December 31, 2012, respectively, approximates their fair value as determined by discounted cash flow analyses.

Investments In and Advances to Unconsolidated Joint Ventures (classified within Level 3 of the valuation hierarchy) – The carrying amount of the investments in and advances to unconsolidated joint ventures of $80.7 million and $72.2 million at September 30, 2013 and December 31, 2012, respectively, approximates their fair value as determined by discounted cash flow analyses.
20.    Condensed Consolidating Financial Information

Many of our wholly-owned subsidiaries have guaranteed our indebtedness under the unsecured senior notes and the revolving credit facilities. The guarantees are joint and several and full and unconditional. The following statements set forth consolidating financial information with respect to the guarantors of our unsecured senior notes:

Condensed Consolidating Balance Sheet As of September 30, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$200,422	$1,394,793	$1,270,926	$(133)	$2,866,008
Investment in affiliates	2,690,675	—	—	(2,690,675)	—
Other assets	200,130	115,750	954,214	(790,224)	479,870
Total Assets	$3,091,227	$1,510,543	$2,225,140	$(3,481,032)	$3,345,878
LIABILITIES
Total notes payable	$1,669,359	$131,755	$435,485	$(764,440)	$1,472,159
Other liabilities	13,910	91,269	161,821	(25,917)	241,083
Liabilities associated with properties held for sale	—	32	13,915	—	13,947
Total Liabilities	1,683,269	223,056	611,221	(790,357)	1,727,189
REDEEMABLE NONCONTROLLING INTERESTS	—	—	3,031	—	3,031
EQUITY	1,407,958	1,287,487	1,610,888	(2,690,675)	1,615,658
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,091,227	$1,510,543	$2,225,140	$(3,481,032)	$3,345,878

Condensed Consolidating Balance Sheet As of December 31, 2012	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Properties, net	$265,998	$1,483,187	$1,261,288	$(133)	$3,010,340
Investment in affiliates	2,691,302	—	—	(2,691,302)	—
Other assets	212,259	89,418	972,366	(781,715)	492,328
Total Assets	$3,169,559	$1,572,605	$2,233,654	$(3,473,150)	$3,502,668
LIABILITIES
Total notes payable	$1,751,130	$143,703	$451,090	$(760,600)	$1,585,323
Other liabilities	18,487	113,539	161,266	(21,248)	272,044
Liabilities associated with properties held for sale	3,216	15,055	—	—	18,271
Total Liabilities	1,772,833	272,297	612,356	(781,848)	1,875,638
REDEEMABLE NONCONTROLLING INTERESTS	—	—	22,551		22,551
EQUITY	1,396,726	1,300,308	1,598,747	(2,691,302)	1,604,479
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,169,559	$1,572,605	$2,233,654	$(3,473,150)	$3,502,668

Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$7,398	$42,791	$33,999	$—	$84,188
Equity in subsidiaries' earnings	31,149	—	—	(31,149)	—
Total costs and expenses	11,226	22,210	19,792	(157)	53,071
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	27,321	20,581	14,207	(30,992)	31,117
Other income and (expense)	(16,717)	(1,856)	2,883	(845)	(16,535)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	10,604	18,725	17,090	(31,837)	14,582
Income tax benefit of taxable REIT subsidiaries	—	228	154	—	382
INCOME FROM CONTINUING OPERATIONS	10,604	18,953	17,244	(31,837)	14,964
Loss from discontinued operations	(33)	(1,600)	(324)	44	(1,913)
NET INCOME	10,571	17,353	16,920	(31,793)	13,051
Other comprehensive loss	(1,024)	—	—	—	(1,024)
COMPREHENSIVE INCOME	9,547	17,353	16,920	(31,793)	12,027
Comprehensive income attributable to noncontrolling interests	—	—	(2,480)	—	(2,480)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$9,547	$17,353	$14,440	$(31,793)	$9,547

Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2012	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$7,239	$37,481	$31,849	$—	$76,569
Equity in subsidiaries' earnings	28,237	—	—	(28,237)	—
Total costs and expenses	11,274	19,224	19,512	—	50,010
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	24,202	18,257	12,337	(28,237)	26,559
Other income and (expense)	(16,642)	(1,092)	1,840	(212)	(16,106)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	7,560	17,165	14,177	(28,449)	10,453
Income tax expense of taxable REIT subsidiaries	—	(120)	(261)	—	(381)
INCOME FROM CONTINUING OPERATIONS	7,560	17,045	13,916	(28,449)	10,072
Income (loss) from discontinued operations	581	(185)	118	215	729
NET INCOME	8,141	16,860	14,034	(28,234)	10,801
Other comprehensive (loss) income	(2,562)	—	76	—	(2,486)
COMPREHENSIVE INCOME	5,579	16,860	14,110	(28,234)	8,315
Comprehensive income attributable to noncontrolling interests	—	—	(2,736)	—	(2,736)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$5,579	$16,860	$11,374	$(28,234)	$5,579

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$22,113	$126,764	$101,318	$—	$250,195
Equity in subsidiaries' earnings	126,956	—	—	(126,956)	—
Total costs and expenses	33,475	67,722	61,475	(432)	162,240
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	115,594	59,042	39,843	(126,524)	87,955
Other income and (expense)	(52,741)	(5,479)	10,902	(1,294)	(48,612)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	62,853	53,563	50,745	(127,818)	39,343
Income tax (expense) benefit of taxable REIT subsidiaries	—	(561)	922	—	361
INCOME FROM CONTINUING OPERATIONS	62,853	53,002	51,667	(127,818)	39,704
Income (loss) from discontinued operations	6,159	31,239	(871)	288	36,815
NET INCOME	69,012	84,241	50,796	(127,530)	76,519
Other comprehensive income	7,964	—	210	—	8,174
COMPREHENSIVE INCOME	76,976	84,241	51,006	(127,530)	84,693
Comprehensive income attributable to noncontrolling interests	—	—	(7,717)	—	(7,717)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$76,976	$84,241	$43,289	$(127,530)	$76,976

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2012	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Total revenue	$21,929	$111,996	$92,703	$(388)	$226,240
Equity in subsidiaries' earnings	97,935	—	—	(97,935)	—
Total costs and expenses	34,770	60,298	58,557	(96)	153,529
INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	85,094	51,698	34,146	(98,227)	72,711
Other income and (expense)	(56,821)	(3,485)	12,359	(352)	(48,299)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX AND DISCONTINUED OPERATIONS	28,273	48,213	46,505	(98,579)	24,412
Income tax (expense) benefit of taxable REIT subsidiaries	—	(244)	104	—	(140)
INCOME FROM CONTINUING OPERATIONS	28,273	47,969	46,609	(98,579)	24,272
Income (loss) from discontinued operations	1,332	(2,777)	14,006	684	13,245
NET INCOME	29,605	45,192	60,615	(97,895)	37,517
Other comprehensive (loss) income	(7,625)	—	290	—	(7,335)
COMPREHENSIVE INCOME	21,980	45,192	60,905	(97,895)	30,182
Comprehensive income attributable to noncontrolling interests	—	—	(8,202)	—	(8,202)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EQUITY ONE, INC.	$21,980	$45,192	$52,703	$(97,895)	$21,980

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2013	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(50,222)	$83,557	$70,276	$103,611
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(60,000)	—	(60,000)
Additions to income producing properties	(1,149)	(5,977)	(3,568)	(10,694)
Additions to construction in progress	(556)	(24,712)	(8,325)	(33,593)
Deposits for the acquisition of income producing properties	(4,918)	—	—	(4,918)
Proceeds from sale of real estate and rental properties	67,527	143,597	5,528	216,652
Increase in cash held in escrow	(40,892)	—	—	(40,892)
Purchase of below market leasehold interest	—	(25,000)	—	(25,000)
Investment in loans receivable	—	—	(12,000)	(12,000)
Repayment of loans receivable	—	—	91,586	91,586
Increase in deferred leasing costs and lease intangibles	(498)	(3,260)	(2,240)	(5,998)
Investment in joint ventures	—	—	(9,770)	(9,770)
Repayments of advances to joint ventures	—	—	135	135
Distributions from joint ventures	—	—	3,077	3,077
Advances to subsidiaries, net	186,016	(106,123)	(79,893)	—
Net cash provided by (used in) investing activities	205,530	(81,475)	(15,470)	108,585
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(3,579)	(2,082)	(27,438)	(33,099)
Net repayments under revolving credit facilities	(82,000)	—	—	(82,000)
Proceeds from issuance of common stock	7,859	—	—	7,859
Stock issuance costs	(93)	—	—	(93)
Dividends paid to stockholders	(78,187)	—	—	(78,187)
Purchase of noncontrolling interests	—	—	(18,917)	(18,917)
Distributions to noncontrolling interests	—	—	(7,540)	(7,540)
Distributions to redeemable noncontrolling interests	—	—	(911)	(911)
Net cash used in financing activities	(156,000)	(2,082)	(54,806)	(212,888)
Net decrease in cash and cash equivalents	(692)	—	—	(692)
Cash and cash equivalents at beginning of the period	27,416	—	—	27,416
Cash and cash equivalents at end of the period	$26,724	$—	$—	$26,724

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012	Equity One, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(107,380)	$84,051	$139,840	$116,511
INVESTING ACTIVITIES:
Acquisition of income producing properties	—	(73,235)	(153,750)	(226,985)
Additions to income producing properties	(4,375)	(8,677)	(2,224)	(15,276)
Acquisition of land held for development	—	(7,500)	—	(7,500)
Additions to construction in progress	(682)	(53,800)	(533)	(55,015)
Proceeds from sale of real estate and rental properties	1,417	6,514	25,235	33,166
Decrease (increase) in cash held in escrow	90,845	(1,811)	746	89,780
Investment in loans receivable	—	—	(19,258)	(19,258)
Increase in deferred leasing costs and lease intangibles	(1,541)	(2,363)	(1,532)	(5,436)
Investment in joint ventures	—	—	(14,102)	(14,102)
Repayments of advances to joint ventures	—	—	618	618
Distributions from joint ventures	—	—	567	567
Advances to subsidiaries, net	(132,148)	59,285	72,863	—
Net cash used in investing activities	(46,484)	(81,587)	(91,370)	(219,441)
FINANCING ACTIVITIES:
Repayments of mortgage notes payable	(1,316)	(2,464)	(40,266)	(44,046)
Net repayments under revolving credit facilities	(76,000)	—	—	(76,000)
Repayment of senior debt borrowings	(10,000)	—	—	(10,000)
Proceeds from issuance of common stock	86,490	—	—	86,490
Borrowings under term loan	250,000	—	—	250,000
Payment of deferred financing costs	(2,697)	—	—	(2,697)
Stock issuance costs	(813)	—	—	(813)
Dividends paid to stockholders	(76,109)	—	—	(76,109)
Distributions to noncontrolling interests	—	—	(7,496)	(7,496)
Distributions to redeemable noncontrolling interests	—	—	(708)	(708)
Net cash provided by (used in) financing activities	169,555	(2,464)	(48,470)	118,621
Net increase in cash and cash equivalents	15,691	—	—	15,691
Cash and cash equivalents at beginning of the period	10,963	—	—	10,963
Cash and cash equivalents at end of the period	$26,654	$—	$—	$26,654
21. Subsequent Events

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our September 30, 2013 unaudited condensed consolidated balance sheet date for potential recognition or disclosure in our condensed consolidated financial statements.

In October 2013, we closed on the acquisition of shopping centers in Pleasanton, California and Westport, Connecticut for an aggregate purchase price of $85.2 million, which included the assumption of approximately $35.7 million of indebtedness with a weighted average interest rate of 5.73% and maturity dates through June 2019. During the fourth quarter of 2013, we expect to close on the acquisition of an outparcel adjacent to Kirkman Shoppes in Orlando, Florida for $3.0 million, subject to the satisfaction of closing conditions. Additionally, subject to the satisfaction of closing conditions, we expect to acquire the two remaining parcels within the Westwood Complex for an aggregate gross purchase price of $80.0 million (approximately $19.5 million of an additional cash investment when considering our existing financing) no later than January 15, 2014, thereby bringing our total investment in the Westwood Complex to $140.0 million. The consummation and timing of these acquisitions are subject to the satisfaction of various closing conditions.

In October 2013, our NYCRF joint venture, in which we own a 30% interest, acquired a 129,000 square foot shopping center in Hackensack, New Jersey for a purchase price of $47.8 million. The acquisition was funded by a $24.0 million mortgage loan, which bears interest at 4.54% and has a maturity of 10 years, and through partner contributions of which our proportionate share was $7.8 million.
Subsequent to September 30, 2013, two properties located in the Southeast region with a net book value of $10.3 million met the criteria to be classified as held for sale. We expect to realize a net loss of approximately $973,000 in connection with the sale of these properties which we anticipate will close during the fourth quarter of 2013, subject to the satisfaction of closing conditions. Additionally, we have another two properties in our Southeast and West Coast regions under contract for an estimated gross sales price of $27.4 million, which are in various stages of due diligence but have not met the criteria to be classified as held for sale.

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
As of September 30, 2013, our consolidated property portfolio comprised 144 properties, including 121 retail properties and seven non-retail properties totaling approximately 15.3 million square feet of gross leasable area, or GLA, 10 development or redevelopment properties with approximately 1.7 million square feet of GLA upon completion, and six land parcels. As of September 30, 2013, our consolidated shopping center occupancy was 92.4% and included national, regional and local tenants. Additionally, we had joint venture interests in 18 retail properties and two office buildings totaling approximately 3.4 million square feet of GLA.
Although the economic challenges of the past several years have affected our business, especially in leasing space to smaller shop tenants located in less densely populated areas, we have seen increasing interest from prospective small shop tenants during 2013 and are cautiously optimistic that this trend will continue in line with general economic conditions. The majority of our shopping centers are anchored by supermarkets, drug stores or other necessity-oriented retailers, which are less susceptible to economic cycles. As of September 30, 2013, approximately 60% of our shopping centers were supermarket-anchored, which we believe is a competitive advantage because supermarkets draw traffic to shopping centers even during challenging economic conditions. We also believe the continued diversification of our portfolio, including the reinvestment of proceeds from dispositions into higher quality assets in urban markets, has made us less susceptible to economic downturns and positions us to enjoy the benefits of an improving economy.
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
While we have experienced and expect to see continued gradual improvement in general economic conditions during the remainder of 2013, the rate of economic recovery has varied across the regions in which we operate. Volatile consumer confidence, increasing competition from larger retailers, internet sales and limited access to capital have continued to pose challenges for small shop tenants, particularly in certain Southeast and North and Central Florida markets. We believe the continued diversification of our portfolio, including the reinvestment of proceeds from dispositions into higher quality assets, the lack of new supply which limits competition, and the ability to achieve favorable spreads on new leases, should continue to help to mitigate the impact of these challenges on our business, and we anticipate that our same-property portfolio occupancy at year-end 2013 will reflect a modest increase over 2012 and our same-property net operating income (as defined in results of operations below) for 2013 will reflect an increase over 2012 of 3.0% to 3.5%.
The execution of our business strategy during the third quarter of 2013 resulted in:

•
the acquisition of three of the seven properties which comprise the Westwood Complex located in Bethesda, Maryland, for an aggregate purchase price of $23.0 million. In conjunction with the closing of these acquisitions, a portion of the outstanding balances related to the $95.0 million mortgage loan receivable and $12.0 million mezzanine loan receivable totaling $17.8 million was repaid by the borrower, reducing our total outstanding financing on the complex to $60.5 million as of September 30, 2013. Both the mortgage loan receivable and mezzanine loan receivable bear interest at 5.00% per annum and mature the earlier of January 15, 2014 or upon our acquisition of the parcels indirectly securing the loans;

•	the sale of six non-core assets and an outparcel for aggregate gross proceeds of $48.2 million, resulting in a net loss of $187,000;

•
the financing of a disposition through a loan receivable of $4.3 million that is secured by a mortgage interest in the property and a full recourse guaranty from the principal of the buyer, bears interest at 5.0% per annum, and matures on December 15, 2013;

•	the receipt of $45.0 million in connection with the prepayment of a junior mezzanine loan receivable;

•
the investment of $4.7 million in one of our unconsolidated joint ventures in connection with the acquisition by the joint venture of three newly-developed parcels adjacent to a shopping center which the venture acquired in 2012;

•
the signing of 54 new leases totaling 251,173 square feet, including 32 new leases totaling 109,401 square feet at an average rental rate of $15.99 per square foot in 2013 (excluding $16.88 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $14.73 per square foot, on a same space(1) basis, an 8.5% average rent spread;

•
the renewal and extension of 85 leases totaling 561,322 square feet, including 81 leases totaling 541,298 square feet at an average rental rate of $13.87 per square foot in 2013 (excluding $0.18 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $12.66 per square foot, on a same space(1) basis, a 9.5% average rent spread;

•	the increase in consolidated shopping center occupancy(2) to 92.4% at September 30, 2013 from 91.5% at June 30, 2013, and an increase of 40 basis points as compared to 91.9% at September 30, 2012; and

•	the increase in occupancy on a same property basis(3) to 92.1% at September 30, 2013 from 91.8% at June 30, 2013, and flat as compared to September 30, 2012.
Including the above, for the nine months ended September 30, 2013, the execution of our business strategy resulted in:

•
the acquisition of five of the seven properties which comprise the Westwood Complex for an aggregate purchase price of $60.0 million. In conjunction with the closing of these acquisitions, $46.5 million of the outstanding loans receivable were repaid by the borrower;

•	the acquisition of the remaining 40% interest in Southbury Green and Danbury Green Shopping Centers for $18.9 million;

•	the sale of twenty-six non-core assets and three outparcels for aggregate gross proceeds of $236.2 million, resulting in a total net gain of $36.7 million;

•
the financing of two dispositions through loans receivable totaling $12.8 million that are secured by mortgage interests in the properties and full recourse guarantees from the principals of the buyers, which presently bear interest at a weighted average interest rate of 7.7% per annum, and mature in December 2013;

•	the receipt of $45.0 million in connection with the prepayment of a junior mezzanine loan receivable;

•
the payment of $25.0 million to the retail tenant located at 1175 Third Avenue in New York City, New York in exchange for increased rents during a new ten-year base term and a reset of the rent payable during the option periods subsequent to the initial ten-year base term to prevailing market rental rates at such times;

•	the prepayment of $24.0 million in mortgage debt;

•
the investment of $4.1 million in one of our unconsolidated joint ventures in connection with the repayment of indebtedness by the joint venture and the investment of $4.7 million in one of our unconsolidated joint ventures in connection with the acquisition by the joint venture of three newly-developed parcels adjacent to a shopping center which the venture acquired in 2012;

•
the signing of 113 new leases totaling 453,379 square feet, including 67 new leases totaling 203,963 square feet at an average rental rate of $18.43 per square foot in 2013 (excluding $18.87 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $16.30 per square foot, on a same space(1) basis, a 13.1% average rent spread; and

•
the renewal and extension of 209 leases totaling 1.1 million square feet, including 201 leases totaling 1.1 million square feet at an average rental rate of $15.18 per square foot in 2013 (excluding $0.74 per square foot of tenant improvements and concessions) as compared to the prior in-place average rent of $13.73 per square foot, on a same space(1) basis, a 10.5% average rent spread.
_________________________

(1)
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

(2)
Our consolidated shopping center occupancy excludes non-retail properties, properties held in unconsolidated joint ventures, development and redevelopment properties and one property encumbered by a defaulted mortgage loan for which we are in discussions with the lender to sell or surrender our interest.

(3)
Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and a property encumbered by a defaulted mortgage loan for which we are in discussions with the lender to sell or surrender our interest.

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
Our primary cash expenses consist of our property operating expenses, which include: real estate taxes, repairs and maintenance, management expenses, insurance, and utilities; general and administrative expenses, which include payroll, office expenses, professional fees, acquisition costs and other administrative expenses; and interest expense, primarily on mortgage debt, unsecured senior debt, term loans and revolving credit facilities. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition. A large portion of the changes in our statement of income line items from period to period are related to these changes in our property portfolio. In addition, non-cash impairment charges may also affect comparability.
Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of properties that we consolidated, owned and operated for the entirety of both periods being compared except for properties for which significant development, redevelopment or expansion occurred during either of the periods being compared and a property encumbered by a defaulted mortgage loan for which we are in discussions with the lender to sell or surrender our interest. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income, or when a property is encumbered by a defaulted mortgage loan for which all property related income is being paid to the lender and discussions relating to the sale or surrender of our interest in the property have commenced. A redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development, redevelopment or expansion. For the three months ended September 30, 2013, we moved one property (Willows Shopping Center) totaling approximately 251,500 square feet out of the same-property pool as it is undergoing redevelopment and one property (Brawley Commons) totaling approximately 119,200 square feet out of the same-property pool as we are in discussions with the lender to sell or surrender our interest. Additionally, we moved one property that had been under redevelopment (Westbury Plaza) totaling approximately 394,500 square feet into the same-property pool.
In this section, we present net operating income (“NOI”), which is a non-GAAP financial measure. The most directly comparable GAAP financial measure is income from continuing operations before tax and discontinued operations, which, to calculate NOI, is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of deferred financing fees and impairment losses, and to exclude straight line rent adjustments, accretion of below market lease intangibles (net), revenue earned from management and leasing services, investment income, gain (loss) on sale of real estate, equity in income (loss) of unconsolidated joint ventures, gain (loss) on extinguishment of debt, and other income (expense). We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from income from continuing operations before tax and before discontinued operations. NOI excludes certain components from net income attributable to Equity One, Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations before tax and before discontinued operations as presented in our condensed consolidated financial statements. NOI should not be considered as an alternative to income from continuing operations before tax and before discontinued operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.
We review operating and financial data, primarily NOI, for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We have aggregated our operating segments into six reportable segments based primarily upon our method of internal reporting which classifies our operations by geographical area. Our reportable segments by geographical area are as follows: South Florida, North Florida, Southeast, Northeast, West Coast and Non-retail. See Note 15 to the condensed consolidated financial statements included in this report, which is incorporated in this Item 2 by reference, for more information about our business segments and the geographic diversification of our portfolio of properties, and for a reconciliation of NOI to income from continuing operations before tax and discontinued operations for the three and nine months ended September 30, 2013 and 2012.
Same Property NOI and Occupancy Information
Same-property NOI increased by $1.7 million, or 3.7%, and $4.0 million, or 3.3%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, respectively. The increase in same-property NOI was primarily driven by a net increase in minimum rent due to rent commencements (net of concessions and abatements) and contractual rent increases, including the rent increase related to the lease amendment completed during the second quarter of 2013 with the retail tenant located at 1175 Third Avenue in New York City, and higher expense recovery income due to higher recoverable operating expenses and an increase in the expense recovery ratios. Excluding the impact of the rent increase related to the 1175 Third Avenue lease amendment, same-property NOI increased 2.9% and 2.8% for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, respectively.
Same-property net operating income is reconciled to net operating income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except number of properties)
Same-property net operating income	$46,692	$45,017	$127,437	$123,418
Adjustments (1)	(488)	2	(180)	(146)
Same-property net operating income before adjustments	46,204	45,019	127,257	123,272
Non same-property net operating income	8,344	3,799	35,260	20,911
Less: Properties included in the same-property pool but shown as discontinued operations in the condensed consolidated statements of income	(140)	(110)	(428)	(276)
Net operating income (2)	$54,408	$48,708	$162,089	$143,907
Number of properties	117		113
GLA (in square feet)	14,269		13,585
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

Same-property net operating income by geographical segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
South Florida	$14,180	$13,828	$43,370	$41,950
North Florida	5,448	5,560	16,744	16,758
Southeast	7,100	6,987	21,139	21,003
Northeast	9,304	8,516	19,365	18,136
West Coast	10,660	10,126	26,819	25,571
Same-property net operating income	$46,692	$45,017	$127,437	$123,418

The following table reflects our same-property occupancy and same-property GLA (in square feet) information by segment:

	Occupancy			GLA as of
	2013	2012	% Change	September 30, 2013
				(In thousands)
South Florida	87.1%	86.7%	0.4%	2,559
North Florida	92.4%	92.4%	—%	4,411
Southeast	91.0%	91.1%	(0.1)%	3,462
Northeast	98.3%	98.1%	0.2%	1,855
West Coast	94.9%	95.1%	(0.2)%	1,982
Same-property shopping center portfolio occupancy	92.2%	92.2%	—%	14,269
Non-retail	89.0%	91.3%	(2.3)%	299
				14,568

Comparison of the Three Months Ended September 30, 2013 to 2012
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2013 as compared to the same period in 2012:

	Three Months Ended September 30,
	2013	2012	% Change
	(In thousands)
Total revenue	$84,188	$76,569	10.0%
Property operating expenses	22,488	20,770	8.3%
Depreciation and amortization	21,004	19,162	9.6%
General and administrative expenses	9,579	10,078	(5.0)%
Investment income	1,453	1,583	(8.2)%
Equity in income of unconsolidated joint ventures	716	469	52.7%
Interest expense	16,923	17,522	(3.4)%
Impairment loss on goodwill and income producing properties	1,213	—	NM*
(Loss) income from discontinued operations	(1,913)	729	NM*
Net income	13,051	10,801	20.8%
Net income attributable to Equity One, Inc.	10,571	8,065	31.1%
___________
* NM = Not meaningful
Total revenue increased by $7.6 million, or 10.0%, to $84.2 million in 2013 from $76.6 million in 2012. The increase was primarily attributable to the following:

•	an increase of approximately $3.4 million associated with properties acquired in 2012 and 2013;

•
an increase of approximately $2.6 million primarily related to rent commencements associated with the opening of The Gallery at Westbury Plaza, as well as revenue related to redevelopment projects that were under construction in the 2012 period, but were income producing in the 2013 period; and

•
an increase of approximately $1.4 million in same-property revenue due to an increase in expense recovery income primarily due to higher recoverable operating expenses and an increase in the expense recovery ratios.

Property operating expenses increased by $1.7 million, or 8.3%, to $22.5 million in 2013 from $20.8 million in 2012. The increase primarily consists of the following:

•	an increase of approximately $870,000 associated with properties acquired in 2012 and 2013;

•	a net increase of approximately $640,000 in same-property expenses, primarily attributable to higher recoverable operating expenses and higher bad debt expense; and

•	an increase of approximately $210,000 in operating expenses at various development and redevelopment project sites that were under construction in 2012.
Depreciation and amortization increased by $1.8 million, or 9.6%, to $21.0 million for 2013 from $19.2 million in 2012. The increase was primarily related to the following:

•	an increase of approximately $1.1 million related to new depreciable assets added during 2013 and 2012; and

•	an increase of approximately $1.1 million related to depreciation on properties acquired in 2013 and 2012; partially offset by

•	a decrease of approximately $500,000 associated with fully depreciated assets.

General and administrative expenses decreased by $499,000, or 5.0%, to $9.6 million for 2013 from $10.1 million in 2012. The decrease was primarily related to a decrease in expenses associated with acquisitions and professional services fees, partially offset by an increase in office and employment costs.
We recorded investment income of $1.5 million in 2013 compared to $1.6 million in 2012. The decrease was due to a decrease in interest income from two mezzanine loans that were repaid in December 2012 and August 2013, partially offset by an increase in interest income from loans made in 2012 and 2013.
We recorded $716,000 of equity in income of unconsolidated joint ventures in 2013 compared to $469,000 in 2012. The increase was primarily related to a decrease in interest expense due to the repayment of two mortgages by the joint ventures during the third quarter of 2012 and the second quarter of 2013.

Interest expense decreased by $599,000, or 3.4%, to $16.9 million for 2013 from $17.5 million in 2012. The decrease was primarily attributable to the following:

•
a decrease of approximately $1.2 million due to the redemption of our $250 million 6.25% unsecured senior notes in the fourth quarter of 2012 and the maturity of $10 million of unsecured senior notes in the first quarter of 2012, partially offset by the issuance of $300 million of our 3.75% unsecured senior notes in the fourth quarter of 2012; and

•	a decrease of approximately $400,000 associated with lower mortgage interest due to the repayment of mortgages during 2012 and 2013; partially offset by

•
an increase of approximately $720,000 due to lower capitalized interest as a result of the completion of a major development project, partially offset by the initiation of two new development/redevelopment projects; and

•	an increase of approximately $250,000 primarily associated with mortgage assumptions in 2012 related to acquisitions.
We recorded impairment losses of $1.2 million in 2013 primarily related to an operating property located in the Southeast region.

For 2013 and 2012, we recorded (loss) income from discontinued operations of $(1.9) million and $729,000, respectively. The decrease is primarily attributable a decrease of approximately $2.6 million in operating income from sold or held-for-sale properties.
As a result of the foregoing, net income increased by $2.3 million to $13.1 million for 2013 from $10.8 million in 2012. Net income attributable to Equity One, Inc. increased by $2.5 million to $10.6 million for 2013 compared to $8.1 million in 2012.

Comparison of the Nine Months Ended September 30, 2013 to 2012
The following summarizes certain line items from our unaudited condensed consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2013 as compared to the same period in 2012:

	Nine Months Ended September 30,
	2013	2012	% Change
	(In thousands)
Total revenue	$250,195	$226,240	10.6%
Property operating expenses	67,649	60,891	11.1%
Depreciation and amortization	66,436	60,722	9.4%
General and administrative expenses	28,155	31,916	(11.8)%
Investment income	5,866	4,610	27.2%
Equity in income of unconsolidated joint ventures	1,766	129	NM*
Interest expense	50,860	51,604	(1.4)%
Impairment loss on goodwill and income producing properties	3,875	—	NM*
Income from discontinued operations	36,815	13,245	NM*
Net income	76,519	37,517	NM*
Net income attributable to Equity One, Inc.	68,802	29,315	NM*
___________
* NM = Not meaningful
Total revenue increased by $24.0 million, or 10.6%, to $250.2 million in 2013 from $226.2 million in 2012. The increase was primarily attributable to the following:

•	an increase of approximately $9.5 million associated with properties acquired in 2012 and 2013;

•
an increase of approximately $8.7 million primarily related to rent commencements associated with the opening of The Gallery at Westbury Plaza, as well as revenue related to redevelopment projects that were under construction in the 2012 period but were income producing in the 2013 period; and

•
an increase of approximately $6.4 million in same-property revenue due to an increase in expense recovery income primarily due to higher recoverable operating expenses and an increase in the expense recovery ratios, as well as higher rent from contractual rent increases and new rent commencements; partially offset by

•
a decrease of approximately $270,000 attributable to management and leasing fees primarily due to an acquisition fee charged to our New York Common Retirement Fund ("NYCRF") joint venture relating to its acquisition and financing activities in 2012.

Property operating expenses increased by $6.8 million, or 11.1%, to $67.6 million in 2013 from $60.9 million in 2012. The increase primarily consists of the following:

•	an increase of approximately $3.1 million associated with properties acquired in 2012 and 2013;

•	a net increase of approximately $2.8 million in same-property expenses, primarily attributable to higher recoverable operating expenses, bad debt expense, and lease termination costs; and

•	an increase of approximately $1.7 million in operating expenses at various development and redevelopment project sites that were under construction in 2012; partially offset by

•	a decrease of approximately $525,000 related to a legal settlement in the first quarter of 2012.

Depreciation and amortization increased by $5.7 million, or 9.4%, to $66.4 million for 2013 from $60.7 million in 2012. The increase was primarily related to the following:

•	an increase of approximately $4.4 million related to new depreciable assets added during 2013 and 2012 and accelerated depreciation of assets razed as part of redevelopment projects; and

•	an increase of approximately $3.6 million related to depreciation on properties acquired in 2013 and 2012; partially offset by

•	a decrease of approximately $2.5 million due to assets becoming fully depreciated during 2013 and 2012.
General and administrative expenses decreased by $3.8 million, or 11.8%, to $28.2 million for 2013 from $31.9 million in 2012. The decrease was primarily related to the following:

•
a net decrease in professional services fees and office operational costs of approximately $2.0 million due primarily to an increase in capitalized expenses and decreases in legal and professional expenses;

•
a decrease of approximately $1.4 million related to legal, consulting and other costs associated with acquisitions, dispositions, and the exploration of other potential transactions, primarily related to transactions completed in 2012;

•	a decrease of approximately $370,000 due to lower personnel related costs; and

•	a decrease of approximately $90,000 in directors fees.
We recorded investment income of $5.9 million in 2013 compared to $4.6 million in 2012. The increase was primarily due to interest income from loans made in 2012 and 2013, partially offset by the decrease in interest income from two mezzanine loans that were repaid in December 2012 and August 2013.
We recorded $1.8 million of equity in income of unconsolidated joint ventures in 2013 compared to $129,000 in 2012. The increase was primarily related to pre-acquisition costs incurred in the first quarter of 2012 related to an acquisition by our joint venture with the NYCRF completed in the fourth quarter of 2012, a decrease in depreciation expense in the current year resulting from fully depreciated assets, and a decrease in interest expense due to the repayment of two mortgages by the joint ventures during the third quarter of 2012 and second quarter of 2013.

Interest expense decreased by $744,000, or 1.4%, to $50.9 million for 2013 from $51.6 million in 2012. The decrease was primarily attributable to the following:

•
a decrease of approximately $3.7 million due to the redemption of our $250 million 6.25% unsecured senior notes in the fourth quarter of 2012 and the maturity of $10 million of unsecured senior notes in the first quarter of 2012, partially offset by the issuance of $300 million of our 3.75% unsecured senior notes in the fourth quarter of 2012; and

•	a decrease of approximately $1.2 million associated with lower mortgage interest due to the repayment of mortgages during 2012 and 2013; partially offset by

•
an increase of approximately $1.6 million due to lower capitalized interest as a result of the completion of a major development project, partially offset by the initiation of two new development/redevelopment projects;

•	an increase of approximately $1.4 million associated with our $250.0 million term loan entered into in 2012; and

•	an increase of approximately $870,000 primarily associated with mortgage assumptions in 2012 related to acquisitions.
We recorded impairment losses of $3.9 million in 2013 primarily related to a land parcel located in the West Coast region and an operating property located in the Southeast region.

For 2013 and 2012, we recorded income from discontinued operations of $36.8 million and $13.2 million, respectively. The increase is primarily attributable to the following:

•	an increase of approximately $22.4 million related to net gains from the disposition of operating properties; and

•	a decrease in impairment losses of approximately $7.1 million on assets held for sale; partially offset by

•	a decrease of approximately $5.6 million in operating income from sold or held-for-sale properties; and

•	an increase of approximately $371,000 in income tax expense of taxable REIT subsidiaries.
As a result of the foregoing, net income increased by $39.0 million to $76.5 million for 2013 from $37.5 million in 2012. Net income attributable to Equity One, Inc. increased by $39.5 million to $68.8 million for 2013 compared $29.3 million in 2012.
The following table sets forth the financial information relating to our continuing operations presented by segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
South Florida	$22,063	$22,040	$68,400	$66,210
North Florida	9,517	9,296	28,500	28,706
Southeast	10,327	10,085	31,006	30,453
Northeast	18,856	12,738	55,178	35,866
West Coast	18,043	17,524	53,154	50,177
Non-retail	727	240	1,388	526
Total segment revenue	79,533	71,923	237,626	211,938
Add:
Straight line rent adjustment	844	1,072	1,626	2,813
Accretion of below market lease intangibles, net	3,224	3,075	9,458	9,686
Management and leasing services	587	499	1,485	1,803
Total revenue	$84,188	$76,569	$250,195	$226,240

Net operating income (NOI):
South Florida	$14,743	$14,549	$46,095	$44,235
North Florida	6,476	6,480	19,122	20,131
Southeast	7,208	7,186	21,674	21,591
Northeast	13,797	9,003	39,382	24,859
West Coast	11,567	11,443	34,826	32,973
Non-retail	617	47	990	118
Total NOI	$54,408	$48,708	$162,089	$143,907

For a reconciliation of NOI to income from continuing operations before tax and discontinued operations, see Note 15 to the condensed consolidated financial statements included in this report, which is incorporated herein by reference.
Comparison of the Three Months Ended September 30, 2013 to 2012 - Segments
South Florida: Revenue increased slightly by 0.1%, or $23,000, to $22.1 million for 2013 from $22.0 million for 2012. NOI increased by 1.3%, or $194,000, to $14.7 million for 2013 from $14.5 million for 2012. Revenue increased due to higher rent from contractual rent increases and rent commencements, partially offset by a decrease in expense recovery income due to lower recoverable operating expenses. The increase in NOI is a result of the increase in revenue and a decrease in operating expenses.
North Florida: Revenue increased by 2.4%, or $221,000, to $9.5 million for 2013 from $9.3 million for 2012. NOI remained unchanged at $6.5 million for 2013 and 2012. Revenue increased due to an increase in expense recovery income due to higher recoverable operating expenses and higher rent from contractual rent increases and rent commencements. The increase in revenue is offset by an increase in non-recoverable operating expenses, resulting in no change to NOI.

Southeast: Revenue increased by 2.4%, or $242,000, to $10.3 million for 2013 from $10.1 million for 2012. NOI remained unchanged at $7.2 million for 2013 and 2012. The increase in revenue was primarily a result of higher expense recovery income due to an increase in expense recovery ratios. The increase in revenue was partially offset by higher bad debt expense, resulting in no change to NOI.
Northeast: Revenue increased by 48.0%, or $6.1 million, to $18.9 million for 2013 from $12.7 million for 2012. NOI increased by 53.2%, or $4.8 million, to $13.8 million for 2013 from $9.0 million for 2012. The increase in revenue was primarily a result of our 2012 acquisitions of Darinor Plaza, Clocktower Plaza and 1225-1239 Second Avenue; rent commencements associated with the opening of The Gallery at Westbury Plaza as well as those at our same site properties; and contractual rent increases at our same site properties, including the lease amendment with the tenant at our retail condominium at 1175 Third Avenue. The increase in NOI was the result of the increase in revenue, partially offset by an increase in operating expenses due to our 2012 acquisitions, the opening of The Gallery at Westbury Plaza and at our same site properties.
West Coast: Revenue increased by 3.0%, or $519,000, to $18.0 million for 2013 from $17.5 million for 2012. NOI increased by 1.1%, or $124,000, to $11.6 million for 2013 from $11.4 million for 2012. The increase in revenue was primarily the result of rent commencements. The increase in NOI was primarily attributable to the increase in revenue partially offset by higher operating expenses.
Non-retail: Revenue increased by $487,000 to $727,000 for 2013 from $240,000 for 2012. NOI increased by $570,000 to $617,000 for 2013 from $47,000 for 2012. The increase in revenue was due to higher minimum rent as a result of our 2012 acquisition of 200 Potrero in San Francisco and our 2013 acquisition of certain Westwood parcels. The increase in NOI was due to the increase in revenue and lower bad debt expense.

Comparison of the Nine Months Ended September 30, 2013 to 2012 - Segments

South Florida: Revenue increased by 3.3%, or $2.2 million, to $68.4 million for 2013 from $66.2 million for 2012. NOI increased by 4.2%, or $1.9 million, to $46.1 million for 2013 from $44.2 million for 2012. Revenue increased due to higher rent from contractual rent increases, new rent commencements and higher expense recovery income due to an increase in expense recovery ratios. The increase in NOI was primarily a result of the increase in revenue and lower operating expenses, partially offset by higher bad debt expense.
North Florida: Revenue decreased by 0.7%, or $206,000, to $28.5 million for 2013 from $28.7 million for 2012. NOI decreased by 5.0%, or $1.0 million, to $19.1 million for 2013 from $20.1 million for 2012. Revenue decreased due to a decline in occupancy at our properties under redevelopment, partially offset by higher rent from contractual rent increases and rent commencements at our same site properties. The decrease in NOI was a result of the decrease in revenue, a lease termination fee paid in 2013, an increase in operating expenses at our same site properties and higher bad debt expense.
Southeast: Revenue increased by 1.8%, or $553,000, to $31.0 million for 2013 from $30.5 million for 2012. NOI increased slightly by 0.4%, or $83,000, to $21.7 million for 2013 from $21.6 million for 2012. The increase in revenue was primarily a result of higher rent from contractual rent increases, new rent commencements and higher expense recovery income due to an increase in expense recovery ratios and an increase in recoverable operating expenses at our same site properties. The increase in NOI was a result of the increase in revenue, partially offset by an increase in operating expenses at our same site properties and an increase in bad debt expense.
Northeast: Revenue increased by 53.8%, or $19.3 million, to $55.2 million for 2013 from $35.9 million for 2012. NOI increased by 58.4%, or $14.5 million, to $39.4 million for 2013 from $24.9 million for 2012. The increase in revenue was primarily a result of our 2012 acquisitions of Compo Acres, Post Road Plaza, Darinor Plaza, Clocktower Plaza and 1225-1239 Second Avenue; rent commencements associated with the opening of The Gallery at Westbury Plaza as well as those at our same site properties; and contractual rent increases at our same site properties, including the lease amendment with the tenant at our retail condominium at 1175 Third Avenue. The increase in NOI was the result of the increase in revenue and a settlement of a tenant dispute during 2012 that resulted in a $525,000 expense in the first quarter of 2012, partially offset by an increase in operating expenses due to our 2012 acquisitions and at our same site properties.
West Coast: Revenue increased by 5.9%, or $3.0 million, to $53.2 million for 2013 from $50.2 million for 2012. NOI increased by 5.6%, or $1.9 million, to $34.8 million for 2013 from $33.0 million for 2012. The increase in revenue was primarily the result of rent commencements, our 2012 acquisition of Potrero Center and an increase in expense recovery income due to higher recoverable operating expenses. The increase in NOI was primarily attributable to the increase in revenue, partially offset by an increase in operating expenses, including real estate taxes, and bad debt expense.

Non-retail: Revenue increased by $862,000 to $1.4 million for 2013 from $526,000 for 2012. NOI increased by $872,000, to $990,000 for 2013 from $118,000 for 2012. The increase in revenue and NOI was due to higher minimum rent as a result of our 2012 acquisition of 200 Potrero in San Francisco and our 2013 acquisition of certain Westwood parcels, and increased occupancy.
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
The following table presents a reconciliation of net income attributable to Equity One, Inc. to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income attributable to Equity One, Inc.	$10,571	$8,065	$68,802	$29,315
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest (1)	21,115	20,701	67,871	65,481
Earnings allocated to noncontrolling interest (2)	2,499	2,499	7,497	7,497
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,041	812	3,202	3,055
Impairments of depreciable real estate, net of tax (1)	3,000	2,445	3,215	9,818
Loss (gain) on disposal of depreciable assets, net of tax (1)	155	—	(35,471)	(13,086)
Funds from operations	$38,381	$34,522	$115,116	$102,080
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

The following table reflects the reconciliation of FFO per diluted share to earnings per diluted share attributable to Equity One, Inc., the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Earnings per diluted share attributable to Equity One, Inc.	$0.09	$0.07	$0.58	$0.25
Adjustments:
Rental property depreciation and amortization, net of noncontrolling interest	0.16	0.16	0.53	0.52
Earnings allocated to noncontrolling interest (1)	0.02	0.02	0.06	0.06
Net adjustment for rounding and earnings attributable to unvested shares (2)	—	(0.01)	(0.04)	(0.01)
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.01	0.01	0.02	0.02
Impairments of depreciable real estate, net of tax	0.02	0.02	0.02	0.08
Gain on disposal of depreciable assets, net of tax	—	—	(0.28)	(0.10)
Funds from operations per diluted share	$0.30	$0.27	$0.89	$0.82
Weighted average diluted shares (3)	129,161	126,356	128,985	125,039
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
Critical Accounting Policies
Our 2012 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, recognition of gains from the sales of real estate, real estate acquisitions, real estate properties and development assets, long lived assets, investments in unconsolidated joint ventures, goodwill, share based compensation and incentive awards, income tax, and discontinued operations. For the three and nine months ended September 30, 2013, there were no material changes to these policies. See Note 2 to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.
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
As of September 30, 2013, we had approximately $26.7 million of cash and cash equivalents available. In addition, we had two revolving credit facilities providing for borrowings of up to $590.0 million of which $430.3 million was the maximum available to be drawn thereunder, subject to financial covenants contained in those facilities. As of September 30, 2013, we had $90.0 million drawn under our $575.0 million credit facility, which bore interest at a weighted-average rate of 1.32% per annum at such date, and had no borrowings outstanding under our $15.0 million credit facility. In October 2013, the $15.0 million credit facility was renewed and decreased to provide $5.0 million of unsecured credit. The new facility bears interest at LIBOR plus 1.25% per annum and expires November 7, 2014.
During the remainder of 2013, we have approximately $1.8 million in scheduled debt maturities and normal recurring principal amortization payments, excluding the Brawley Commons $6.5 million mortgage loan which matured on July 1, 2013 and remains unpaid. In October 2013, we closed on the acquisition of shopping centers in Pleasanton, California and Westport, Connecticut for an aggregate purchase price of $85.2 million, which included the assumption of approximately $35.7 million of indebtedness with a weighted average interest rate of 5.73% and maturity dates through June 2019. During the fourth quarter of 2013, we expect to close on the acquisition of an outparcel adjacent to Kirkman Shoppes in Orlando, Florida for $3.0 million, subject to the satisfaction of closing conditions. Additionally, subject to the satisfaction of closing conditions, we expect to acquire the two remaining parcels within the Westwood Complex for an aggregate gross purchase price of $80.0 million (approximately $19.5 million of an additional cash investment when considering our existing financing) no later than January 15, 2014, thereby bringing our total investment in the Westwood Complex to $140.0 million. The consummation and timing of these acquisitions are subject to the satisfaction of various closing conditions.
In October 2013, our NYCRF joint venture, in which we own a 30% interest, acquired a 129,000 square foot shopping center in Hackensack, New Jersey for a purchase price of $47.8 million. The acquisition was funded by a $24.0 million mortgage loan, which bears interest at 4.54% and has a maturity of 10 years, and through partner contributions of which our proportionate share was $7.8 million.
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
An important component of our growth strategy is the redevelopment of properties within our portfolio and the development of new shopping centers. As of September 30, 2013, we had invested approximately $181.8 million in active development or redevelopment projects at various stages of completion and anticipate these projects will require an additional $85.4 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next three years.
Historically, we have funded these requirements through a combination of sources that were available to us, including additional and replacement secured and unsecured borrowings, proceeds from the issuance of additional debt or equity securities, capital from institutional partners that desire to form joint venture relationships with us, and proceeds from property dispositions.

2013 liquidity events
While our availability under our lines of credit is sufficient to operate our business for the remainder of 2013, if we identify acquisition or redevelopment opportunities that meet our investment objectives, we may need to raise additional capital.
While there is no assurance that we will be able to raise additional capital in the amounts or at the prices we desire, we believe we have positioned our balance sheet in a manner that facilitates our capital raising plans. The following is a summary of our financing and investing activities completed during the nine months ended September 30, 2013:

•
In March 2013, we funded a $12.0 million mezzanine loan to an entity that indirectly owns a portion of the Westwood Complex. The loan is secured by the entity's indirect ownership interests in the complex, bears interest at 5.0% per annum and matures on the earlier of January 15, 2014 or the acquisition of certain parcels comprising the complex. In conjunction with the closing of our acquisition of five properties which are part of the Westwood Complex, a portion of the outstanding balances related to the $95.0 million mortgage loan receivable and $12.0 million mezzanine loan receivable totaling $46.5 million was repaid by the borrower, reducing our total outstanding financing on the complex to $60.5 million as of September 30, 2013;

•	We sold twenty-six non-core assets and three outparcels for aggregate gross proceeds of $236.2 million, resulting in a total net gain of $36.7 million;

•
We financed two dispositions through loans receivable totaling $12.8 million that are secured by mortgage interests in the properties and full recourse guarantees from the principals of the buyers, presently bear interest at a weighted average interest rate of 7.7% per annum, and mature in December 2013;

•	In August 2013, we received $45.0 million in connection with the prepayment of a junior mezzanine loan receivable;

•
We paid $25.0 million in May 2013 to the retail tenant located at 1175 Third Avenue in New York City, New York in exchange for increased rents during a new ten-year base term and a reset of the rent payable during the option periods subsequent to the initial ten-year base term to prevailing market rental rates at such times;

•	We prepaid $24.0 million in mortgage debt;

•	We acquired the remaining 40% interest in Southbury Green and Danbury Green Shopping Centers for $18.9 million in May 2013; and

•	We reduced the borrowings outstanding under our $575.0 million line of credit from $172.0 million as of December 31, 2012 to $90.0 million as of September 30, 2013.
Summary of Cash Flows. The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)
	(In thousands)
Net cash provided by operating activities	$103,611	$116,511	$(12,900)
Net cash provided by (used in) investing activities	$108,585	$(219,441)	$328,026
Net cash (used in) provided by financing activities	$(212,888)	$118,621	$(331,509)
Our principal source of operating cash flow is cash generated from our rental properties. Our properties provide a relatively consistent stream of rental income that provides us with resources to fund operating expenses, general and administrative expenses, debt service and quarterly dividends. Net cash provided by operating activities totaled $103.6 million for the nine months ended September 30, 2013 compared to $116.5 million in the 2012 period. The decrease of $12.9 million is primarily attributable to an increase in other assets and a decrease in operating distributions from joint ventures, partially offset by the improved results from the operations of our properties and to a lesser extent an increase in investment income.
Net cash provided by investing activities was $108.6 million for the nine months ended September 30, 2013 compared to net cash used in investing activities of $219.4 million for the same period in 2012. Investing activities during 2013 consisted primarily of proceeds related to the sale of real estate and rental properties of $216.7 million and proceeds from repayment of loans receivable of $91.6 million; partially offset by acquisitions of income producing properties of $60.0 million; a $40.9 million increase in cash held in escrow; additions to construction in progress of $33.6 million; $25.0 million paid for the purchase of a below market leasehold interest; $12.0 million related to an investment made in a mezzanine loan; additions to income producing properties of $10.7 million; and investments in joint ventures of $9.8 million. Investing activities for 2012 primarily consisted of: acquisitions of income producing properties for $227.0 million; additions to construction in progress of $55.0 million; investment in a mezzanine loan of $19.3 million; additions to income producing properties of $15.3 million; and investment in joint ventures of $14.1 million; partially offset by an decrease in cash held in escrow of $89.8 million; and $33.2 million of proceeds related to the sale of real estate and rental properties.
The following summarizes capital expenditures:

	Nine months ended
	September 30, 2013	September 30, 2012
Capital expenditures:
Tenant improvements and allowances	$8,821	$9,516
Leasing commissions and costs	6,132	4,836
Developments	14,003	47,595
Redevelopments and expansions	15,983	6,983
Maintenance capital expenditures	3,132	3,181
Total capital expenditures	48,071	72,111
Net change in accrued capital spending	2,214	3,616
Capital expenditures per consolidated statements of cash flows	$50,285	$75,727

The decrease in development capital expenditures during the nine months ended September 30, 2013 compared to the same period in 2012 was primarily the result of development costs incurred for The Gallery at Westbury Plaza during 2012 which was substantially completed in that year. We capitalized internal costs related to capital expenditures of $3.0 million and $3.7 million during the nine months ended September 30, 2013 and 2012, respectively, primarily consisting of capitalized internal costs related to successful leasing activities of $2.3 million and $2.9 million, respectively, capitalized internal costs related to development activities of $394,000 and $613,000, respectively, and capitalized internal costs related to redevelopment and expansion activities of $161,000 and $136,000, respectively. Capitalized interest totaled $2.2 million and $3.8 million during the nine months ended September 30, 2013 and 2012, respectively, primarily related to development and redevelopment and expansion activities.
Net cash used in financing activities totaled $212.9 million for the nine months ended September 30, 2013 compared to $118.6 million of net cash provided by financing activities for the same period in 2012. The largest financing cash outflows for 2013 related to the repayments of revolving credit facilities of $82.0 million; payment of $78.2 million in dividends; prepayments and repayments of $33.1 million of mortgage debt; the purchase of noncontrolling interests for $18.9 million; and $7.5 million of distributions to noncontrolling interests; partially offset by proceeds from the issuance of common stock of $7.9 million. During 2012, cash was provided by borrowings under the new term loan of $250.0 million and the issuance of common stock of $86.5 million; partially offset by the payment of $76.1 million in dividends; net repayments under our revolving credit facilities of $76.0 million; prepayments and repayments of $44.0 million of mortgage debt; the repayment of senior debt borrowings of $10.0 million; and distributions to noncontrolling interests totaling $7.5 million.
Future Contractual Obligations. During the nine months ended September 30, 2013, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
Joint Ventures: We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet joint ventures and other unconsolidated arrangements with varying structures.
As of September 30, 2013, we have investments in eight unconsolidated joint ventures in which our effective ownership interests range from 8.6% to 50.5%. We exercise significant influence over, but do not control, six of these entities and therefore they are presently accounted for using the equity method of accounting while two of these joint ventures are accounted for under the cost method. For a more complete description of our joint ventures see Note 5 to the condensed consolidated financial statements included in this report. At September 30, 2013, the aggregate carrying amount of the debt, including our partners’ shares, incurred by those joint ventures accounted for under the equity method was approximately $247.0 million (of which our aggregate proportionate share was approximately $60.8 million). Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans of the joint ventures.
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
Purchase Obligations: In October 2013, we closed on the acquisition of shopping centers in Pleasanton, California and Westport, Connecticut for an aggregate purchase price of $85.2 million, which included the assumption of approximately $35.7 million of indebtedness with a weighted average interest rate of 5.73% and maturity dates through June 2019. During the fourth quarter of 2013, we expect to close on the acquisition of an outparcel adjacent to Kirkman Shoppes in Orlando, Florida for $3.0 million, subject to the satisfaction of closing conditions. Additionally, subject to the satisfaction of closing conditions, we expect to acquire the two remaining parcels within the Westwood Complex for an aggregate gross purchase price of $80.0 million (approximately $19.5 million of an additional cash investment when considering our existing financing) no later than January 15, 2014, thereby bringing our total investment in the Westwood Complex to $140.0 million. The consummation and timing of these acquisitions are subject to the satisfaction of various closing conditions.
In October 2013, our NYCRF joint venture, in which we own a 30% interest, acquired a 129,000 square foot shopping center in Hackensack, New Jersey for a purchase price of $47.8 million. The acquisition was funded by a $24.0 million mortgage loan, which bears interest at 4.54% and has a maturity of 10 years, and through partner contributions of which our proportionate share was $7.8 million.

Contingencies
Letters of Credit: As of September 30, 2013, we had provided letters of credit having an aggregate face amount of $2.0 million as additional security for financial and other obligations. All of our letters of credit are issued under our revolving credit facilities.
Construction Commitments: As of September 30, 2013, we have entered into construction commitments and had outstanding obligations to fund approximately $85.4 million, based on current plans and estimates, in order to complete current development and redevelopment projects. These obligations, comprising principally construction contracts, are generally due as the work is performed and are expected to be financed by funds available under our credit facilities, proceeds from property dispositions and available cash.
Operating Lease Obligations: We are obligated under non-cancellable operating leases for office space, equipment rentals and ground leases on certain of our properties totaling $46.3 million.
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
Capital Recycling Initiatives
As part of our strategy to upgrade and diversify our portfolio and recycle our capital, we have sold or are in the process of selling certain non-core properties and are currently evaluating opportunities to sell certain additional non-core properties. Although we have not committed to a disposition plan with respect to certain of these assets, we may consider disposing of such properties if pricing is deemed to be favorable. If the market values of these assets are below their carrying values, it is possible that the disposition of these assets could result in impairments or other losses. Depending on the prevailing market conditions and historical carrying values, these impairments and losses could be material. See Note 21 to the condensed consolidated financial statements included in this report for additional discussion of the status of those dispositions under contract and the related financial statement impact.
During the three and nine months ended September 30, 2013, we recognized a $518,000 impairment loss on a property held for sale and impairment losses from continuing operations totaling $1.2 million. See Notes 18 and 21 to the condensed consolidated financial statements included in this report for additional information regarding impairment losses.

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
Future Capital Requirements
We believe, based on currently proposed plans and assumptions relating to our operations, that our existing financial arrangements, together with cash generated from our operations, cash on hand and any short-term investments will be sufficient to satisfy our cash requirements for a period of at least twelve months. In the event that our plans change, our assumptions change or prove to be inaccurate or cash flows from operations or amounts available under existing financing arrangements prove to be insufficient to fund our debt maturities, pay our dividends, fund expansion, development and redevelopment efforts or to the extent we discover suitable acquisition targets the purchase price of which exceeds our existing liquidity, we would be required to seek additional sources of financing. Additional financing may not be available on acceptable terms or at all, and any future equity financing could be dilutive to existing stockholders. If adequate funds are not available, our business operations could be materially adversely affected. See Part I – Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding such risks.

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
Among the factors that could cause actual results to differ materially are:

•	general economic conditions, including current macro-economic challenges, competition and the supply of and demand for shopping center properties in our markets;

•	risks that tenants will not remain in occupancy or pay rent, or pay reduced rent due to declines in their businesses;

•	interest rate levels and the availability of financing;

•	potential environmental liability and other risks associated with the ownership, development, redevelopment and acquisition of shopping center properties;

•	greater than anticipated construction or operating costs or delays in completing development or redevelopment projects or obtaining necessary approvals therefor;

•	inflationary, deflationary and other general economic trends;

•	the effects of hurricanes, earthquakes and other natural or man-made disasters;

•	management’s ability to successfully combine and integrate the properties and operations of separate companies that we have acquired in the past or may acquire in the future;

•	the impact of acquisitions and dispositions of properties and joint venture interests and expenses incurred by us in connection with our acquisition and disposition activity;

•	impairment charges related to changes in market values of our properties as well as those related to our disposition activity;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The primary market risk to which we have exposure is interest rate risk. Changes in interest rates can affect our net income and cash flows. As changes in market conditions occur and interest rates increase or decrease, interest expense on the variable component of our debt will move in the same direction. We intend to utilize variable-rate indebtedness available under our unsecured revolving credit facilities in order to initially fund future acquisitions, development and redevelopment costs and other operating needs. With respect to our fixed rate mortgage notes and unsecured senior notes, changes in interest rates generally do not affect our interest expense as these notes are at fixed rates for extended terms. Because we have the intent to hold our existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to our results of operations and our working capital position only upon the refinancing of that indebtedness. Our possible risk is from increases in long-term interest rates that may occur as this may increase our cost of refinancing maturing fixed-rate debt. In addition, we may incur prepayment penalties or defeasance costs when prepaying or defeasing debt. With respect to our floating rate term loan, the primary market risk exposure is increasing LIBOR-based interest rates, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps.
As of September 30, 2013, we had $90.0 million of floating rate debt outstanding under our unsecured revolving line of credit. Our unsecured revolving line of credit bears interest at applicable LIBOR plus 1.00% to 1.85%, depending on the credit ratings of our unsecured senior notes. Considering the total outstanding balance of $90.0 million as of September 30, 2013, a 1% change in interest rates would result in an impact to income before taxes of approximately $0.9 million per year.
The fair value of our fixed-rate debt was $1.2 billion as of September 30, 2013, which includes our mortgage notes and unsecured senior notes payable. If interest rates increase by 1%, the fair value of our total fixed-rate debt, based on the fair value as of September 30, 2013, would decrease by approximately $49.3 million. If interest rates decrease by 1%, the fair value of our total fixed-rate debt would increase by approximately $52.4 million. This assumes that our total outstanding fixed-rate debt remains at approximately $1.1 billion, the balance as of September 30, 2013.
As of September 30, 2013, we had $250.0 million of floating rate debt outstanding under our term loan, which we have effectively converted to a fixed rate of interest through the use of interest rate swaps – see “Hedging Activities” below. The fair value of our term loan was $247.3 million as of September 30, 2013. If interest rates increase by 1%, the fair value of our total term loan (unhedged), based on the fair value as of September 30, 2013, would decrease by approximately $12.1 million. If interest rates decrease by 1%, the fair value of our total term loan (unhedged), based on the fair value as of September 30, 2013, would increase by approximately $12.8 million.
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
In connection with our $250.0 million unsecured term loan, we entered into interest rate swaps in order to convert the variable LIBOR rate under the term loan to a fixed interest rate, providing us an effective weighted average fixed interest rate on the term loan of 3.17% per annum based on the current credit ratings of our unsecured senior notes. At September 30, 2013, the fair value of our interest rate swaps consisted of an asset of $1.1 million, which is included in other assets, and a liability of $174,000, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. At December 31, 2012, the fair value of our interest rate swaps was a liability of $7.0 million, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet.
Other Market Risks
As of September 30, 2013, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC's market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2013 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2013, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.   RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2012, Part I – Item 1A, Risk Factors, describes important risk factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations"), there were no material changes in such risk factors.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

(c)
			(b)	Total Number	(d)
	(a)		Average	of Shares	Maximum Number (or
	Total Number		Price	Purchased as	Approximate Dollar
	of Shares of		Paid per	Part of Publicly	Value) of Shares that
	Common		Share of	Announced	May Yet be Purchased
	Stock		Common	Plans or	Under the Plan or
Period	Purchased		Stock	Programs	Program
July 1, 2013 - July 31, 2013	—		$—	N/A	N/A
August 1, 2013 - August 31, 2013	455	(1)	$22.45	N/A	N/A
September 1, 2013 - September 30, 2013	—		$—	N/A	N/A
	455		$22.45	N/A	N/A
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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY ONE, INC.

Date:	November 12, 2013	/s/ Mark Langer
Mark Langer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 12, 2013	/s/ Angela F. Valdes
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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase